Form 10-Q
period 2014-09-30
Pathfinder Bancorp, Inc.
filed 2014-11-12
CIK 1609065

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2014

OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
     For the transition period from _______ to _______

PATHFINDER BANCORP, INC.
(Exact Name of Company as Specified in its Charter)

Maryland (State of Other Jurisdiction of Incorporation)	001-36695 (Commission File No.)	38-3941859 (I.R.S. Employer Identification No.)

214 West First Street, Oswego, NY 13126
(Address of Principal Executive Office) (Zip Code)

(315) 343-0057
(Issuer's Telephone Number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒        NO *

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☒        NO *

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer*                                        Accelerated filer*                                    Non-accelerated filer*                               Smaller reporting company  ☒
                      (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES *    NO ☒

As of November 7, 2014, there were 4,352,203 shares issued and outstanding of the registrant's common stock.

PATHFINDER BANCORP, INC.
INDEX

PART I - FINANCIAL INFORMATION		PAGE NO.

Item 1.	Consolidated Financial Statements (Unaudited)
	Consolidated Statements of Condition	3
	Consolidated Statements of Income	4
	Consolidated Statements of Comprehensive Income (Loss)	5
	Consolidated Statements of Changes in Shareholders' Equity	6
	Consolidated Statements of Cash Flows	7
	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition	32
	and Results of Operations (Unaudited)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	48

PART II - OTHER INFORMATION		49

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other information
Item 6.	Exhibits

SIGNATURES		51

PART I -  FINANCIAL INFORMATION
Item 1 – Consolidated Financial Statements
Pathfinder Bancorp, Inc.
Consolidated Statements of Condition
(Unaudited)
	September 30,	December 31,
(In thousands, except share and per share data)	2014	2013
ASSETS:
Cash and due from banks	$7,432	$6,535
Interest earning deposits	17,550	10,040
Total cash and cash equivalents	24,982	16,575
Interest earning time deposits	500	500
Available-for-sale securities, at fair value	94,135	80,959
Held-to-maturity securities, at amortized cost (fair value of $43,629 and $34,222, respectively)	42,477	34,412
Federal Home Loan Bank stock, at cost	1,829	2,440
Loans	374,257	341,633
Less: Allowance for loan losses	5,171	5,041
Loans receivable, net	369,086	336,592
Premises and equipment, net	12,945	11,644
Accrued interest receivable	1,865	1,715
Foreclosed real estate	440	619
Intangible assets, net	178	187
Goodwill	4,367	4,367
Bank owned life insurance	10,238	8,268
Other assets	6,992	5,515
Total assets	$570,034	$503,793

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$390,928	$361,969
Noninterest-bearing	92,101	48,171
Total deposits	483,029	410,140
Short-term borrowings	14,000	24,000
Long-term borrowings	17,021	16,853
Junior subordinated debentures	5,155	5,155
Accrued interest payable	73	86
Other liabilities	5,387	4,489
Total liabilities	524,665	460,723
Shareholders' equity:
Preferred stock - SBLF, par value $0.01 per share; $1,000 liquidation preference;
13,000 shares authorized; 13,000 shares issued and outstanding	13,000	13,000
Common stock, par value $0.01; authorized 10,000,000 shares;
2,979,969 and 2,979,969 shares issued and 2,625,182 and 2,623,182 shares outstanding	30	30
Additional paid in capital	8,334	8,226
Retained earnings	30,407	28,788
Accumulated other comprehensive loss	(1,330)	(1,745)
Unearned ESOP	(743)	(826)
Treasury stock, at cost; 354,787 and 356,787 shares, respectively	(4,735)	(4,761)
Total Pathfinder Bancorp, Inc. shareholders' equity	44,963	42,712
Noncontrolling interest	406	358
Total equity	45,369	43,070
Total liabilities and shareholders' equity	$570,034	$503,793
The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
(In thousands, except per share data)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest and dividend income:
Loans, including fees	$4,344	$4,057	$12,512	$12,298
Debt securities:
Taxable	473	399	1,360	1,181
Tax-exempt	196	189	585	569
Dividends	35	29	85	89
Interest earning time deposits	2	5	6	16
Federal funds sold and interest earning deposits	2	2	4	5
Total interest income	5,052	4,681	14,552	14,158
Interest expense:
Interest on deposits	479	605	1,505	1,894
Interest on short-term borrowings	28	23	68	40
Interest on long-term borrowings	149	151	443	575
Total interest expense	656	779	2,016	2,509
Net interest income	4,396	3,902	12,536	11,649
Provision for loan losses	410	216	930	816
Net interest income after provision for loan losses	3,986	3,686	11,606	10,833
Noninterest income:
Service charges on deposit accounts	311	313	894	856
Earnings and gain on bank owned life insurance	64	60	190	172
Loan servicing fees	81	30	202	112
Net gains on sales and redemptions of investment securities	3	17	29	116
Net gains on sales of loans and foreclosed real estate	10	36	39	487
Debit card interchange fees	127	114	369	341
Other charges, commissions & fees	304	134	880	400
Total noninterest income	900	704	2,603	2,484
Noninterest expense:
Salaries and employee benefits	2,141	2,033	6,526	5,884
Building occupancy	421	382	1,193	1,109
Data processing	367	356	1,131	1,067
Professional and other services	160	178	508	502
Advertising	141	146	372	393
FDIC assessments	99	123	294	291
Audits and exams	61	61	186	184
Other expenses	422	388	1,273	1,343
Total noninterest expenses	3,812	3,667	11,483	10,773
Income before income taxes	1,074	723	2,726	2,544
Provision for income taxes	317	195	767	688
Net income attributable to noncontrolling interest and Pathfinder Bancorp, Inc .	757	528	1,959	1,856
Net income attributable to noncontrolling interest	11	-	48	-
Net income attributable to Pathfinder Bancorp Inc.	$746	$528	$1,911	$1,856
Preferred stock dividends	33	-	63	-
Net income available to common shareholders	$713	$528	$1,848	$1,856

Earnings per common share - basic	$0.28	$0.21	$0.73	$0.74
Earnings per common share - diluted	$0.28	$0.20	$0.72	$0.73
Dividends per common share	$0.03	$0.03	$0.09	$0.09

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the three months ended		For the nine months ended
(In thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net Income	$757	$528	$1,959	$1,856

Other Comprehensive Income (Loss)
Retirement Plans:
Net unrealized gains on retirement plans	11	95	33	286

Unrealized holding gains on financial derivative:
Change in unrealized holding gains (losses) on financial derivative	2	(10)	(6)	2
Reclassification adjustment for interest expense included in net income	16	15	47	46
Net unrealized gain on financial derivative	18	5	41	48

Unrealized holding (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains arising during the period	(69)	1,401	561	(1,888)
Reclassification adjustment for net gains included in net income	(3)	(17)	(29)	(116)
Net unrealized (losses) gains on securities available-for-sale	(72)	1,384	532	(2,004)

Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	30	(1,332)	90	(1,332)

Other comprehensive (loss) income, before tax	(13)	152	696	(3,002)
Tax effect	3	(56)	(281)	1,201
Other comprehensive (loss) income, net of tax	(10)	96	415	(1,801)
Comprehensive income	747	624	2,374	55
Comprehensive income attributable to noncontrolling interest	11	-	48	-
Comprehensive income attributable to Pathfinder Bancorp, Inc.	$736	$624	$2,326	$55

Tax Effect Allocated to Each Component of Other Comprehensive Income (Loss)
Retirement plan net losses recognized in plan expenses	$(4)	$(38)	$(13)	$(115)
Change in unrealized holding losses on financial derivative	(1)	5	2	-
Reclassification adjustment for interest expense included in net income	(6)	(6)	(19)	(18)
Unrealized holding gains (losses) arising during the period	27	(557)	(226)	755
Reclassification adjustment for net gains included in net income	1	7	12	46
Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	(14)	533	(37)	533
Income tax effect related to other comprehensive income	$3	$(56)	$(281)	$1,201

(1) The accretion of the unrealized holding losses in accumulated other comprehensive loss at the date of transfer partially offsets the amortization of the difference between the par value and the fair value of the investment securities at the date of transfer, and is an adjustment of yield.

The accompanying notes are an integral part of the consolidated financial statements.

PATHFINDER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Nine months ended September 30, 2014 and September 30, 2013 '(Unaudited)
					Accumulated
			Additional		Other Com-			Non-
	Preferred	Common	Paid in	Retained	prehensive	Unearned	Treasury	controlling
(In thousands, except share and per share data)	Stock	Stock	Capital	Earnings	Loss	ESOP	Stock	Interest	Total

Balance, January 1, 2014	$13,000	$30	$8,226	$28,788	$(1,745)	$(826)	$(4,761)	$358	$43,070

Net income	-	-	-	1,911	-	-	-	48	1,959

Other comprehensive income, net of tax	-	-	-	-	415	-	-	-	415

Preferred stock dividends - SBLF	-	-	-	(63)	-	-	-	-	(63)

ESOP shares earned (9,375 shares)	-	-	53	-	-	83	-	-	136

Stock based compensation	-	-	63	-	-	-	-	-	63

Stock options exercised	-	-	(8)	-	-	-	26	-	18

Common stock dividends declared ($0.09 per share)	-	-	-	(229)	-	-	-	-	(229)
Balance, September 30, 2014	$13,000	$30	$8,334	$30,407	$(1,330)	$(743)	$(4,735)	$406	$45,369

Balance, January 1, 2013	$13,000	$30	$8,120	$26,685	$(1,318)	$(936)	$(4,834)	$-	$40,747

Net income	-	-	-	1,856	-	-	-	-	1,856

Other comprehensive loss, net of tax	-	-	-	-	(1,801)	-	-	-	(1,801)

ESOP shares earned (9,375 shares)	-	-	38	-	-	83	-	-	121

Stock based compensation	-	-	59	-	-	-	-	-	59

Stock options exercised	-	-	(6)	-	-	-	6	-	-

Common stock dividends declared ($0.09 per share)	-	-	-	(227)	-	-	-	-	(227)
Balance, September 30, 2013	$13,000	$30	$8,211	$28,314	$(3,119)	$(853)	$(4,828)	$-	$40,755

The accompanying notes are an integral part of the consolidated financial statements.

PATHFINDER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the nine months ended September 30,
(In thousands)	2014	2013
OPERATING ACTIVITIES
Net income attributable to Pathfinder Bancorp, Inc.	$1,911	$1,856
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	930	816
Proceeds from sales of loans	-	11,456
Originations of loans held-for-sale	-	(11,016)
Realized gains on sales and redemptions of:
Real estate acquired through foreclosure	(39)	(47)
Loans	-	(440)
Available-for-sale investment securities	(29)	(116)
Depreciation	596	532
Amortization of mortgage servicing rights	11	(82)
Amortization of deferred loan costs	91	83
Earnings on bank owned life insurance	(190)	(170)
Realized gain on proceeds from bank owned life insurance	-	(2)
Net amortization of premiums and discounts on investment securities	530	567
Amortization of intangible assets	9	-
Stock based compensation and ESOP expense	199	180
Net change in accrued interest receivable	(150)	(89)
Net change in other assets and liabilities	(811)	927
Net cash flows from operating activities	3,058	4,455
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(27,099)	(34,861)
Purchase of investment securities held-to-maturity	(8,767)	-
Proceeds from maturities of interest earning time deposits	-	500
Net proceeds from (purchases of) Federal Home Loan Bank stock	611	(984)
Proceeds from maturities and principal reductions of
investment securities available-for-sale	13,545	18,353
Proceeds from maturities and principal reductions of
investment securities held-to-maturity	692	68
Proceeds from sales and redemptions of:
Available-for-sale investment securities	510	5,589
Real estate acquired through foreclosure	667	324
Purchase of bank owned life insurance	(1,780)	-
Proceeds from bank owned life insurance	-	2
Net change in loans	(33,989)	(4,811)
Purchase of premises and equipment	(1,897)	(607)
Net cash flows from investing activities	(57,507)	(16,427)
FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts,
money management deposit accounts, MMDA accounts and escrow deposits	52,925	21,953
Net change in time deposits and brokered deposits	19,964	(12,459)
Net change in short-term borrowings	(10,000)	15,000
Proceeds from long-term borrowings	250	-
Payments on long-term borrowings	(82)	(9,083)
Proceeds from exercise of stock options	18	-
Cash dividends paid to preferred shareholder - SBLF	(31)	-
Cash dividends paid to common shareholders	(236)	(83)
Change in noncontrolling interest, net	48	(227)
Net cash flows from financing activities	62,856	15,101
Change in cash and cash equivalents	8,407	3,129
Cash and cash equivalents at beginning of period	16,575	8,665
Cash and cash equivalents at end of period	$24,982	$11,794
CASH PAID DURING THE PERIOD FOR:
Interest	$2,029	$2,577
Income taxes	331	668
NON-CASH INVESTING ACTIVITY
Real estate acquired in exchange for loans	474	170
Transfer of available-for-sale securities to held-to-maturity	-	32,495
The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Cash Flows
 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)

(1)  Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc., a federal corporation (the "Company"), Pathfinder Bank (the "Bank") and its other wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Certain amounts in the 2013 consolidated financial statements may have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income or comprehensive income as previously reported.

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices or are provided by other third-party sources, when available. When third party information is not available, valuation adjustments are estimated in good faith by management.

Although the Company owns, through its subsidiary Pathfinder Risk Management Company, Inc., 51% of the membership interest in FitzGibbons Agency, LLC ("Agency"), the Company is required to consolidate 100% of the Agency within the consolidated financial statements.  The 49% of which the Company does not own is accounted for separately as noncontrolling interests within the consolidated financial statements.

On April 8, 2014, the Boards of Directors of the Company, Pathfinder Bancorp, MHC, Pathfinder Bancorp, Inc., a Maryland corporation ("New Pathfinder"), and the Bank unanimously adopted a Plan of Conversion of Pathfinder Bancorp, MHC pursuant to which Pathfinder Bancorp, MHC undertook a "second-step" conversion and now ceases to exist. The Bank reorganized from a two-tier mutual holding company structure to a fully public stock holding company structure effective October 16, 2014, and, as a result is now the wholly-owned subsidiary of New Pathfinder. Because the conversion occurred after September 30, 2014, the information included in this quarterly report is that of the Company.  For further information on the plan of conversion and offering, see Note 25 of the Notes to the financial statements of the Company included in the New Pathfinder's registration statement, filed with the Securities and Exchange Commission on June 11, 2014.

(2)  New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2014-14 – Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40).  This ASU addressed the classification of certain government-guaranteed mortgage loans upon foreclosure.  Under certain government-sponsored loan guarantee programs, qualifying creditors can extend mortgage loans to borrowers with a guarantee that entitles the creditor to recover all or a portion of the unpaid principal balance from the government if the borrower defaults.  Currently, there is diversity in practice related to how creditors classify government-guaranteed mortgage loans, including FHA or VA guaranteed loans, upon foreclosure. Some creditors reclassify those loans to real estate consistent with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables. The objective of this Update is to reduce that diversity by addressing the classification of certain foreclosed mortgage loans held by creditors that are either fully or partially guaranteed under government programs. Greater consistency in classification of such mortgage loans upon foreclosure is expected to provide more decision-useful information about a creditor's foreclosed mortgage loans that are expected to be recovered, at least in part, through government guarantees. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  The Company does not expect a material impact on its consolidated statements of condition, results of operations, or cash flows.

 (3)  Earnings per Common Share

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Net income available to common shareholders is net income less the total of preferred dividends declared.  Diluted earnings per share include the potential dilutive effect that could occur upon the assumed exercise of issued stock options that are not anti-dilutive using the treasury stock method.  Anti-dilutive stock options, not included in the computation below, were 10,000 in the three and nine month periods ended September 30, 2014 and - and 35,000 in the three and nine month periods ended September 30, 2013, respectively.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released to plan participants.

The following table sets forth the calculation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2014	2013	2014	2013
Basic Earnings Per Common Share
Net income available to common shareholders	$713	$528	$1,848	$1,856
Weighted average common shares outstanding	2,537	2,518	2,533	2,515
Basic earnings per common share	$0.28	$0.21	$0.73	$0.74

Diluted Earnings Per Common Share
Net income available to common shareholders	$713	$528	$1,848	$1,856
Weighted average common shares outstanding	2,537	2,518	2,533	2,515
Effect of assumed exercise of stock options	26	21	25	13
Diluted weighted average common shares outstanding	2,563	2,539	2,558	2,528
Diluted earnings per common share	$0.28	$0.20	$0.72	$0.73

(4) Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	September 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$18,900	$3	$(184)	$18,719
State and political subdivisions	7,838	131	(3)	7,966
Corporate	13,801	153	(25)	13,929
Residential mortgage-backed - US agency	33,283	388	(233)	33,438
Collateralized mortgage obligations - US agency	18,062	217	(179)	18,100
Total	91,884	892	(624)	92,152
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	643	4	-	647
Large cap equity fund	456	216	-	672
Other mutual funds	183	194	-	377
Common stock - financial services industry	271	16	-	287
Total	1,553	430	-	1,983
Total available-for-sale	$93,437	$1,322	$(624)	$94,135

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$4,827	$17	$(4)	$4,840
State and political subdivisions	22,807	780	(2)	23,585
Corporate	3,671	170	-	3,841
Residential mortgage-backed - US agency	8,275	112	-	8,387
Collateralized mortgage obligations - US agency	2,897	79	-	2,976
Total held-to-maturity	$42,477	$1,158	$(6)	$43,629

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$16,935	$2	$(340)	$16,597
State and political subdivisions	6,429	164	(6)	6,587
Corporate	13,498	198	-	13,696
Residential mortgage-backed - US agency	22,231	332	(424)	22,139
Collateralized mortgage obligations - agency	20,147	164	(308)	20,003
Total	79,240	860	(1,078)	79,022
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	643	5	-	648
Large cap equity fund	456	195	-	651
Other mutual funds	183	162	-	345
Common stock - financial services industry	271	22	-	293
Total	1,553	384	-	1,937
Total available-for-sale	$80,793	$1,244	$(1,078)	$80,959

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$1,872	$-	$(25)	$1,847
State and political subdivisions	21,371	11	(118)	21,264
Corporate	3,746	16	(44)	3,718
Residential mortgage-backed - US agency	5,556	-	(30)	5,526
Collateralized mortgage obligations - agency	1,867	-	-	1,867
Total held-to-maturity	$34,412	$27	$(217)	$34,222

The amortized cost and estimated fair value of debt investments at September 30, 2014 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
(In thousands)
Due in one year or less	$4,891	$4,925	$185	$185
Due after one year through five years	30,645	30,763	4,908	4,910
Due after five years through ten years	5,003	4,926	16,635	17,037
Due after ten years	-	-	9,577	10,134
Sub-total	40,539	40,614	31,305	32,266
Residential mortgage-backed - US agency	33,283	33,438	8,275	8,387
Collateralized mortgage obligations - US agency	18,062	18,100	2,897	2,976
Totals	$91,884	$92,152	$42,477	$43,629

The Company's investment securities' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	September 30, 2014
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
(Dollars in thousands)
Available-for-Sale
US Treasury, agencies and GSE's	3	$(5)	$4,006	11	$(179)	$11,810	14	$(184)	$15,816
State and political subdivisions	3	(3)	1,045	1	-	91	4	(3)	1,136
Corporate	8	(25)	4,999	-	-	-	8	(25)	4,999
Residential mortgage-backed - US agency	6	(14)	7,428	7	(219)	8,177	13	(233)	15,605
Collateralized mortgage obligations - US agency	3	(39)	2,795	5	(140)	4,104	8	(179)	6,899
Totals	23	$(86)	$20,273	24	$(538)	$24,182	47	$(624)	$44,455
Held-to-Maturity
US Treasury, agencies and GSE's	2	$(4)	$1,976	-	$-	$-	2	$(4)	$1,976
State and political subdivisions	1	(2)	1,470	-	-	-	1	(2)	1,470
Corporate	1	-	311	-	-	-	1	-	311
Residential mortgage-backed - US agency	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations - US agency	-	-	-	-	-	-	-	-	-
Totals	4	$(6)	$3,757	-	$-	$-	4	$(6)	$3,757

The Company conducts a formal review of investment securities on a quarterly basis for the presence of other-than-temporary impairment ("OTTI").  The Company assesses whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the statement of condition date.  Under these circumstances, OTTI is considered to have occurred (1) if we intend to sell the security; (2) if it is "more likely than not" we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not anticipated to be sufficient to recover the entire amortized cost basis.  The guidance requires that credit-related OTTI is recognized in earnings while non-credit-related OTTI on securities not expected to be sold is recognized in other comprehensive income ("OCI").  Non-credit-related OTTI is based on other factors, including illiquidity and changes in the general interest rate environment.  Presentation of OTTI is made in the consolidated statement of income on a gross basis, including both the portion recognized in earnings as well as the portion recorded in OCI.  The gross OTTI would then be offset by the amount of non-credit-related OTTI, showing the net as the impact on earnings.

Management does not believe any individual unrealized loss in the securities portfolio as of September 30, 2014 represents OTTI.  All securities are rated A3 or better by Moody's or S&P, with the exception of two corporate securities. The agency and municipal securities have relatively insignificant unrealized loss positions ranging from 4.3% to 0.1% of their current book values.  The unrealized losses reflected in the mortgage-backed security holdings and collateralized mortgage obligations are primarily attributable to changes in interest rates since the securities were acquired.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the length of time the equity security's fair value has been below the carrying amount. Management has determined that we have the intent and ability to retain the equity securities for a sufficient period of time to allow for recovery. All of the Company's equity securities had a fair value greater than the book value at September 30, 2014.

Gross realized gains (losses) on sales of securities for the indicated periods are detailed below:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2014	2013	2014	2013
Realized gains	$3	$17	$29	$121
Realized losses	-	-	-	(5)
	$3	$17	$29	$116

As of September 30, 2014 and December 31, 2013, securities with a fair value of $62.2 million and $58.6 million, respectively, were pledged to collateralize certain municipal deposit relationships.  As of the same dates, securities with a fair value of $19.9 million and $21.6 million were pledged against certain borrowing arrangements.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages.  The Company is not in the practice of investing in, or originating, these types of investments or loans.

(5)  Pension and Postretirement Benefits

The Company had a non-contributory defined benefit pension plan that covered substantially all employees. On May 14, 2012, the Company informed its employees of its decision to freeze participation and benefit accruals under the plan, primarily to reduce some of the volatility in earnings that can accompany the maintenance of a defined benefit plan.  The freeze became effective June 30, 2012.  Compensation earned by employees up to June 30, 2012 is used for purposes of calculating benefits under the plan but there will be no future benefit accruals after this date.  Participants as of June 30, 2012, who continue to be employed by the Bank continue to earn vesting credit with respect to their frozen accrued benefits.

Prior to being frozen, the plan provided defined benefits based on years of service and final average salary. Although the plan was frozen, the Company maintains the responsibility for funding the plan, and its funding practice is to contribute at least the minimum amount annually to meet minimum funding requirements.  The funded status of the plan has and will continue to be affected by market conditions.  The Company expects to continue to fund this plan on an as needed basis and does not foresee any issues or conditions that could negatively impact the payment of benefit obligations to plan participants.  In addition, the Company provides certain health and life insurance benefits for eligible retired employees.  The healthcare plan is contributory with participants' contributions adjusted annually; the life insurance plan is noncontributory.  Employees with less than 14 years of service as of January 1, 1995, are not eligible for the health and life insurance retirement benefits.

The composition of net periodic pension plan and postretirement plan costs for the indicated periods is as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	For the three months ended September 30,				For the nine months ended September 30,
(In thousands)	2014	2013	2014	2013	2014	2013	2014	2013

Service cost	$-	$-	$-	$-	$-	$-	$-	$-
Interest cost	102	95	5	4	305	284	14	13
Expected return on plan assets	(236)	(214)	-	-	(707)	(640)	-	-
Amortization of net losses	8	90	3	5	23	270	10	15
Net periodic benefit plan (benefit) cost	$(126)	$(29)	$8	$9	$(379)	$(86)	$24	$28

The Company will evaluate the need for further contributions to the defined benefit pension plan during 2014.  The prepaid pension asset is recorded in other assets on the statement of condition as of September 30, 2014.

(6)  Loans

Major classifications of loans at the indicated dates are as follows:

	September 30,	December 31,
(In thousands)	2014	2013
Residential mortgage loans:
1-4 family first-lien residential mortgages	$170,424	$166,298
Construction	1,896	1,982
Total residential mortgage loans	172,320	168,280

Commercial loans:
Real estate	119,453	95,536
Lines of credit	16,568	14,444
Other commercial and industrial	36,994	32,675
Municipal	2,922	5,122
Total commercial loans	175,937	147,777

Consumer loans:
Home equity and junior liens	21,724	21,110
Other consumer	4,061	4,166
Total consumer loans	25,785	25,276

Total loans	374,042	341,333
Net deferred loan costs	215	300
Less allowance for loan losses	(5,171)	(5,041)
Loans receivable, net	$369,086	$336,592

The Company originates residential mortgage, commercial, and consumer loans largely to customers throughout Oswego and Onondaga counties. Although the Company has a diversified loan portfolio, a substantial portion of its borrowers' abilities to honor their loan contracts is dependent upon the counties' employment and economic conditions.

As of September 30, 2014 and December 31, 2013, residential mortgage loans with a carrying value of $120.2 million and $114.8 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York ("FHLBNY") under a blanket collateral agreement to secure the Company's line of credit and term borrowings.

Loan Origination / Risk Management

The Company's lending policies and procedures are presented in Note 5 to the consolidated financial statements included in the 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2014 as amended March 25, 2014 and have not changed.

To develop and document a systematic methodology for determining the allowance for loan losses, the Company has divided the loan portfolio into three portfolio segments, each with different risk characteristics but with similar methodologies for assessing risk.  Each portfolio segment is broken down into loan classes where appropriate.  Loan classes contain unique measurement attributes, risk characteristics, and methods for monitoring and assessing risk that are necessary to develop the allowance for loan losses.  Unique characteristics such as borrower type, loan type, collateral type, and risk characteristics define each class.

The following table illustrates the portfolio segments and classes for the Company's loan portfolio:

Portfolio Segment	Class

Residential Mortgage Loans	1-4 family first-lien residential mortgages
Construction

Commercial Loans	Real estate
Lines of credit
Other commercial and industrial
Municipal

Consumer Loans	Home equity and junior liens
Other consumer

The following tables present the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	As of September 30, 2014
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$164,786	$907	$3,561	$1,170	$170,424
Construction	1,896	-	-	-	1,896
Total residential mortgage loans	166,682	907	3,561	1,170	172,320
Commercial loans:
Real estate	112,788	1,180	5,273	212	119,453
Lines of credit	15,295	403	864	6	16,568
Other commercial and industrial	35,598	447	919	30	36,994
Municipal	2,922	-	-	-	2,922
Total commercial loans	166,603	2,030	7,056	248	175,937
Consumer loans:
Home equity and junior liens	20,712	342	564	106	21,724
Other consumer	4,004	10	47	-	4,061
Total consumer loans	24,716	352	611	106	25,785
Total loans	$358,001	$3,289	$11,228	$1,524	$374,042

	As of December 31, 2013
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$160,013	$1,649	$4,622	$14	$166,298
Construction	1,982	-	-	-	1,982
Total residential mortgage loans	161,995	1,649	4,622	14	168,280
Commercial loans:
Real estate	90,162	918	4,456	-	95,536
Lines of credit	12,941	560	943	-	14,444
Other commercial and industrial	31,159	468	899	149	32,675
Municipal	5,122	-	-	-	5,122
Total commercial loans	139,384	1,946	6,298	149	147,777
Consumer loans:
Home equity and junior liens	19,567	487	976	80	21,110
Other consumer	4,040	30	74	22	4,166
Total consumer loans	23,607	517	1,050	102	25,276
Total loans	$324,986	$4,112	$11,970	$265	$341,333

Management has reviewed its loan portfolio and determined that, to the best of its knowledge, no exposure exists to sub-prime or other high-risk residential mortgages.  The Company is not in the practice of originating these types of loans.

Nonaccrual and Past Due Loans

Loans are placed on nonaccrual when the contractual payment of principal and interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan may be currently performing.

Loans are considered past due if the required principal and interest payments have not been received within thirty days of the payment due date.

An age analysis of past due loans, segregated by portfolio segment and class of loans, as of September 30, 2014 and December 31, 2013, are detailed in the following tables:

	As of September 30, 2014
	30-59 Days	60-89 Days	90 Days
	Past Due	Past Due	and Over	Total		Total Loans
(In thousands)	And Accruing	And Accruing		Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,018	$591	$2,028	$4,637	$165,787	$170,424
Construction	-	-	-	-	1,896	1,896
Total residential mortgage loans	2,018	591	2,028	4,637	167,683	172,320
Commercial loans:
Real estate	533	321	3,729	4,583	114,870	119,453
Lines of credit	20	801	298	1,119	15,449	16,568
Other commercial and industrial	664	571	1,132	2,367	34,627	36,994
Municipal	-	-	-	-	2,922	2,922
Total commercial loans	1,217	1,693	5,159	8,069	167,868	175,937
Consumer loans:
Home equity and junior liens	289	52	243	584	21,140	21,724
Other consumer	11	-	12	23	4,038	4,061
Total consumer loans	300	52	255	607	25,178	25,785
Total loans	$3,535	$2,336	$7,442	$13,313	$360,729	$374,042

	As of December 31, 2013
	30-59 Days	60-89 Days	90 Days
	Past Due	Past Due	and Over	Total		Total Loans
(In thousands)	And Accruing	And Accruing		Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,213	$1,472	$2,194	$5,879	$160,419	$166,298
Construction	-	-	-	-	1,982	1,982
Total residential mortgage loans	2,213	1,472	2,194	5,879	162,401	168,280
Commercial loans:
Real estate	1,407	1,901	1,934	5,242	90,294	95,536
Lines of credit	341	113	381	835	13,609	14,444
Other commercial and industrial	2,045	1,289	394	3,728	28,947	32,675
Municipal	-	-	-	-	5,122	5,122
Total commercial loans	3,793	3,303	2,709	9,805	137,972	147,777
Consumer loans:
Home equity and junior liens	954	281	402	1,637	19,473	21,110
Other consumer	46	51	45	142	4,024	4,166
Total consumer loans	1,000	332	447	1,779	23,497	25,276
Total loans	$7,006	$5,107	$5,350	$17,463	$323,870	$341,333

Nonaccrual loans, segregated by class of loan, were as follows:

	September 30,	December 31,
(In thousands)	2014	2013
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,028	$2,194
	2,028	2,194
Commercial loans:
Real estate	3,729	1,934
Lines of credit	298	381
Other commercial and industrial	1,132	394
	5,159	2,709
Consumer loans:
Home equity and junior liens	243	402
Other consumer	12	45
	255	447
Total nonaccrual loans	$7,442	$5,350

There were no loans past due ninety days or more and still accruing interest at September 30, 2014 or December 31, 2013.

The Company is required to disclose certain activities related to Troubled Debt Restructurings ("TDRs") in accordance with accounting guidance.  Certain loans have been modified in a TDR where economic concessions have been granted to a borrower who is experiencing, or expected to experience, financial difficulties.  These economic concessions could include a reduction in the loan interest rate, extension of payment terms, reduction of principal amortization, or other actions that it would not otherwise consider for a new loan with similar risk characteristics.

The Company is required to disclose new TDRs for each reporting period for which an income statement is being presented.  The Company has determined that there was a new TDR with a recorded investment of $96,000 in the third quarter of 2014.  The recorded investment is determined by the loan balance less the reserve associated with the loan.

The modification made within the commercial real estate loan class resulted in a pre-modification and post-modification recorded investment of $74,000 and $96,000, respectively.  The post-modification recorded investment included the funding of escrow and closing costs as a result of the restructuring.  Economic concessions granted included extended interest only payment terms and an additional $100,000 for working capital without an associated increase in collateral.  The TDR resulted in a loan balance of $565,000 with a specific reserve of $469,000, resulting in a recorded investment of $96,000.  The Company was required to increase the specific reserve against this loan by an additional $108,000 which was a component of the provision for loan losses in the third quarter of 2014.

The Company has determined that there were no payment defaults on this only TDR that occurred within the prior twelve months.

When the Company modifies a loan within a portfolio segment, a potential impairment is analyzed either based on the present value of the expected future cash flows discounted at the interest rate of the original loan terms or the fair value of the collateral less costs to sell.  If it is determined that the value of the loan is less than its recorded investment, then impairment is recognized as a component of the provision for loan losses, an associated increase to the allowance for loan losses or as a charge-off to the allowance for loan losses in the current period.

Impaired Loans

The following tables summarize impaired loan information by portfolio class at the indicated dates:

	September 30, 2014			December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$1,266	$1,285	$-	$550	$550	$-
Commercial real estate	1,726	1,733	-	1,496	1,499	-
Commercial lines of credit	193	217	-	196	196	-
Other commercial and industrial	355	369	-	266	266	-
Home equity and junior liens	2	2	-	294	294	-
Other consumer	-	-	-	-	-	-
With an allowance recorded:
1-4 family first-lien residential mortgages	-	-	-	402	402	59
Commercial real estate	3,492	3,525	643	2,045	2,054	649
Commercial lines of credit	95	95	95	185	200	135
Other commercial and industrial	174	174	116	139	139	107
Home equity and junior liens	363	363	33	165	165	84
Other consumer	14	14	5	2	2	2
Total:
1-4 family first-lien residential mortgages	1,266	1,285	-	952	952	59
Commercial real estate	5,218	5,258	643	3,541	3,553	649
Commercial lines of credit	288	312	95	381	396	135
Other commercial and industrial	529	543	116	405	405	107
Home equity and junior liens	365	365	33	459	459	84
Other consumer	14	14	5	2	2	2
Totals	$7,680	$7,777	$892	$5,740	$5,767	$1,036

The following table presents the average recorded investment in impaired loans for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
1-4 family first-lien residential mortgages	$1,289	$781	$1,221	$1,521
Commercial real estate	5,239	3,949	4,855	3,621
Commercial lines of credit	378	418	403	412
Other commercial and industrial	517	674	511	767
Home equity and junior liens	369	467	412	525
Other consumer	15	2	8	3
Total	$7,807	$6,291	$7,410	$6,849

The following table presents the cash basis interest income recognized on impaired loans for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
1-4 family first-lien residential mortgages	$4	$10	$13	$23
Commercial real estate	59	79	114	151
Commercial lines of credit	4	2	5	13
Other commercial and industrial	13	8	33	20
Home equity and junior liens	4	6	10	24
Other consumer	-	-	-	-
Total	$84	$105	$175	$231

(7)   Allowance for Loan Losses

Summarized in the tables below are changes in the allowance for loan losses for the indicated periods and information pertaining to the allocation of the allowance for loan losses, balances of the allowance for loan losses, loans receivable based on individual, and collective impairment evaluation by loan portfolio class.  An allocation of a portion of the allowance to a given portfolio class does not limit the Company's ability to absorb losses in another portfolio class.

	For the three months ended September 30, 2014
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$491	$-	$2,624	$554	$851
Charge-offs	(26)	-	(256)	(79)	-
Recoveries	-	-	-	-	3
Provisions	48	-	345	(28)	46
Ending balance	$513	$-	$2,713	$447	$900
Ending balance: related to loans
individually evaluated for impairment	-	-	643	95	116
Ending balance: related to loans
collectively evaluated for impairment	$513	$-	$2,070	$352	$784

Loans receivables:
Ending balance	$170,424	$1,896	$119,453	$16,568	$36,994
Ending balance: individually
evaluated for impairment	1,266	-	5,218	288	529
Ending balance: collectively
evaluated for impairment	$169,158	$1,896	$114,235	$16,280	$36,465

		Home equity	Other
	Municipal	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$422	$109	$114	$5,166
Charge-offs	-	(31)	(24)	-	(416)
Recoveries	-	1	7	-	11
Provisions	-	(17)	7	9	410
Ending balance	$1	$375	$99	$123	$5,171
Ending balance: related to loans
individually evaluated for impairment	-	33	5	-	892
Ending balance: related to loans
collectively evaluated for impairment	$1	$342	$94	$123	$4,279

Loans receivables:
Ending balance	$2,922	$21,724	$4,061		$374,042
Ending balance: individually
evaluated for impairment	-	365	14		7,680
Ending balance: collectively
evaluated for impairment	$2,922	$21,359	$4,047		$366,362

	For the nine months ended September 30, 2014
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$649	$-	$2,302	$397	$834
Charge-offs	(68)	-	(303)	(164)	(153)
Recoveries	1	-	-	3	6
Provisions	(69)	-	714	211	213
Ending balance	$513	$-	$2,713	$447	$900

		Home equity	Other
	Municipal	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2	$433	$136	$288	$5,041
Charge-offs	-	(81)	(84)	-	(853)
Recoveries	-	1	42	-	53
Provisions	(1)	22	5	(165)	930
Ending balance	$1	$375	$99	$123	$5,171

	For the three months ended September 30, 2013
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$585	$-	$2,055	$418	$1,045
Charge-offs	-	-	-	-	(14)
Recoveries	24	-	-	21	-
Provisions	25	-	295	(73)	(43)
Ending balance	$634	$-	$2,350	$366	$988
Ending balance: related to loans
individually evaluated for impairment	61	-	679	100	232
Ending balance: related to loans
collectively evaluated for impairment	$573	$-	$1,671	$266	$756

Loans receivables:
Ending balance	$165,363	$1,694	$94,078	$13,701	$33,037
Ending balance: individually
evaluated for impairment	982	-	4,056	382	537
Ending balance: collectively
evaluated for impairment	$164,381	$1,694	$90,022	$13,319	$32,500

		Home equity	Other
	Municipal	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$3	$454	$135	$169	$4,864
Charge-offs	-	-	(36)	-	(50)
Recoveries	-	-	10	-	55
Provisions	(1)	(9)	23	(1)	216
Ending balance	$2	$445	$132	$168	$5,085
Ending balance: related to loans
individually evaluated for impairment	-	85	2	-	1,159
Ending balance: related to loans
collectively evaluated for impairment	$2	$360	$130	$168	$3,926

Loans receivables:
Ending balance	$4,968	$20,917	$4,009		$337,767
Ending balance: individually
evaluated for impairment	-	464	2		6,423
Ending balance: collectively
evaluated for impairment	$4,968	$20,453	$4,007		$331,344

	For the nine months ended September 30, 2013
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$811	$-	$1,748	$440	$750
Charge-offs	(104)	-	-	(49)	(29)
Recoveries	37	-	-	21	-
Provisions	(110)	-	602	(46)	267
Ending balance	$634	$-	$2,350	$366	$988

		Home equity	Other
	Municipal	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2	$494	$168	$88	$4,501
Charge-offs	-	(81)	(75)	-	(338)
Recoveries	-	13	35	-	106
Provisions	-	19	4	80	816
Ending balance	$2	$445	$132	$168	$5,085

 (8)  Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit when issued have expiration dates within one year of issuance.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  The Company had $4.6 million of standby letters of credit outstanding as of September 30, 2014.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.   The fair value of standby letters of credit was not significant to the Company's consolidated financial statements.

(9)  Fair Value Measurements

Accounting guidance related to fair value measurements and disclosures specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs have created the following fair value hierarchy:

Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 – Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3 – Model-derived valuations in which one or more significant inputs or significant value drivers are unobservable.

An asset's or liability's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs, minimize the use of unobservable inputs, to the extent possible, and considers counterparty credit risk in its assessment of fair value.

The Company used the following methods and significant assumptions to estimate fair value:

Investment securities:  The fair values of securities available-for-sale are obtained from an independent third party and are based on quoted prices on nationally recognized securities exchanges where available (Level 1).  If quoted prices are not available, fair values are measured by utilizing matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2).  Management made no adjustment to the fair value quotes that were received from the independent third party pricing service.

Interest rate swap derivative:  The fair value of the interest rate swap derivative is calculated based on a discounted cash flow model. All future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date.  The curve utilized for discounting and projecting is built by obtaining publicly available third party market quotes for various swap maturity terms.

Impaired loans: Impaired loans are those loans in which the Company has measured impairment based on the fair value of the loan's collateral or the discounted value of expected future cash flows.  Fair value is generally determined based upon market value evaluations by third parties of the properties and/or estimates by management of working capital collateral or discounted cash flows based upon expected proceeds.  These appraisals may include up to three approaches to value: the sales comparison approach, the income approach (for income-producing property), and the cost approach.  Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as, changes in absorption rates or market conditions from the time of valuation and anticipated sales values considering management's plans for disposition.  Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets.  These measurements are classified as Level 3 within the valuation hierarchy. Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.

Foreclosed real estate:  Fair values for foreclosed real estate are initially recorded based on market value evaluations by third parties, less costs to sell ("initial cost basis").  Any write-downs required when the related loan receivable is exchanged for the underlying real estate collateral at the time of transfer to foreclosed real estate are charged to the allowance for loan losses.  Values are derived from appraisals, similar to impaired loans, of underlying collateral or discounted cash flow analysis.  Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the initial cost basis.  In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as, changes in absorption rates and market conditions from the time of valuation and anticipated sales values considering management's plans for disposition.  Either change could result in adjustment to lower the property value estimates indicated in the appraisals.  These measurements are classified as Level 3 within the fair value hierarchy.

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	September 30, 2014
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-sale portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$18,719	$-	$18,719
State and political subdivisions	-	7,966	-	7,966
Corporate	-	13,929	-	13,929
Residential mortgage-backed - US agency	-	33,438	-	33,438
Collateralized mortgage obligations - US agency	-	18,100	-	18,100
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	647	-	-	647
Large cap equity fund	672	-	-	672
Other mutual funds	-	377	-	377
Common stock - financial services industry	37	250	-	287
Total available-for-sale securities	$1,356	$92,779	$-	$94,135

Interest rate swap derivative	$-	$(94)	$-	$(94)

	December 31, 2013
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-sale portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$16,597	$-	$16,597
State and political subdivisions	-	6,587	-	6,587
Corporate	-	13,696	-	13,696
Residential mortgage-backed - US agency	-	22,139	-	22,139
Collateralized mortgage obligations - US agency	-	20,003	-	20,003
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	648	-	-	648
Large cap equity fund	651	-	-	651
Other mutual funds	-	345	-	345
Common stock - financial services industry	42	251	-	293
Total available-for-sale securities	$1,341	$79,618	$-	$80,959

Interest rate swap derivative	$-	$(135)	$-	$(135)

Pathfinder Bank had the following assets measured at fair value on a nonrecurring basis as of September 30, 2014 and December 31, 2013:

	September 30, 2014
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$1,752	$1,752
Foreclosed real estate	$-	$-	$99	$99

	December 31, 2013
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$258	$258
Foreclosed real estate	$-	$-	$69	$69

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at the indicated dates.

Quantitative Information about Level 3 Fair Value Measurements

	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At September 30, 2014 (Unaudited)
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 30% (14%)
	(Sales Approach)	Costs to Sell	4% - 50% (13%)
(Discounted Cash Flow)

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15% (15%)
	(Sales Approach)	Costs to Sell	6% - 8% (7%)

Quantitative Information about Level 3 Fair Value Measurements

	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2013
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 30% (14%)
	(Sales Approach)	Costs to Sell	6% - 50% (12%)

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15% (15%)
	(Sales Approach)	Costs to Sell	6% - 7% (6%)

There have been no transfers of assets into or out of any fair value measurement level during the quarter ended September 30, 2014.  Required disclosures include fair value information of financial instruments, whether or not recognized in the consolidated statement of condition, for which it is practicable to estimate that value.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

The Company has various processes and controls in place to ensure that fair value is reasonably estimated. The Company performs due diligence procedures over third-party pricing service providers in order to support their use in the valuation process.

While the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective period-ends, and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful.  The Company, in estimating its fair value disclosures for financial instruments, used the following methods and assumptions:

Cash and cash equivalents – The carrying amounts of these assets approximate their fair value and are classified as Level 1.

Interest earning time deposits – The carrying amounts of these assets approximate their fair value and are classified as    Level 1.

Investment securities – The fair values of securities available-for-sale and held-to-maturity are obtained from an independent third party and are based on quoted prices on nationally recognized exchange where available (Level 1).  If quoted prices are not available, fair values are measured by utilizing matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities, but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2).  Management made no adjustment to the fair value quotes that were received from the independent third party pricing service.

Federal Home Loan Bank stock – The carrying amount of these assets approximates their fair value and are classified as Level 2.

Net loans – For variable-rate loans that re-price frequently, fair value is based on carrying amounts.  The fair value of other loans (for example, fixed-rate commercial real estate loans, mortgage loans, and commercial and industrial loans) is estimated using discounted cash flow analysis, based on interest rates currently being offered in the market for loans with similar terms to borrowers of similar credit quality.  Loan value estimates include judgments based on expected prepayment rates.  The measurement of the fair value of loans, including impaired loans, is classified within Level 3 of the fair value hierarchy.

Accrued interest receivable and payable – The carrying amount of these assets approximates their fair value and are classified as Level 1.

Deposits – The fair values disclosed for demand deposits (e.g., interest-bearing and noninterest-bearing checking, passbook savings and certain types of money management accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts) and are classified within Level 1 of the fair value hierarchy.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates of deposits to a schedule of aggregated expected monthly maturities on time deposits.  Measurements of the fair value of time deposits are classified within Level 2 of the fair value hierarchy.

Borrowings – Fixed/variable term "bullet" structures are valued using a replacement cost of funds approach.  These borrowings are discounted to the FHLBNY advance curve.  Option structured borrowings' fair values are determined by the FHLB for borrowings that include a call or conversion option.  If market pricing is not available from this source, current market indications from the FHLBNY are obtained and the borrowings are discounted to the FHLBNY advance curve less an appropriate spread to adjust for the option. These measurements are classified as Level 2 within the fair value hierarchy.

Junior subordinated debentures – The Company secures a quote from its pricing service based on a discounted cash flow methodology which results in a Level 2 classification for this borrowing.

Interest rate swap derivative – The fair value of the interest rate swap derivative is obtained from a third party pricing agent and is calculated based on a discounted cash flow model. All future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date.  The curve utilized for discounting and projecting is built by obtaining publicly available third party market quotes for various swap maturity terms, and therefore is classified within Level 2 of the fair value hierarchy.

The carrying amounts and fair values of the Company's financial instruments as of the indicated dates are presented in the following table:

		September 30, 2014		December 31, 2013
	Fair Value	Carrying	Estimated	Carrying	Estimated
(Dollars In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$24,982	$24,982	$16,575	$16,575
Interest earning time deposits	1	500	500	500	500
Investment securities - available-for-sale	1	1,356	1,356	1,341	1,341
Investment securities - available-for-sale	2	92,779	92,779	79,618	79,618
Investment securities - held-to-maturity	2	42,477	43,629	34,412	34,222
Federal Home Loan Bank stock	2	1,829	1,829	2,440	2,440
Net loans	3	369,086	375,006	336,592	343,660
Accrued interest receivable	1	1,865	1,865	1,715	1,715

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$311,491	$311,491	$250,248	$250,248
Time Deposits	2	171,538	171,326	159,892	160,201
Borrowings	2	31,021	31,264	40,853	41,255
Junior subordinated debentures	2	5,155	4,983	5,155	4,825
Accrued interest payable	1	73	73	86	86
Interest rate swap derivative	2	94	94	135	135

(10)  Interest Rate Derivatives

Derivative instruments are entered into primarily as a risk management tool of the Company.  Financial derivatives are recorded at fair value as other liabilities.  The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability are recognized currently in earnings.  For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in other comprehensive income and subsequently reclassified to earnings as the hedged transaction impacts net income.  Any ineffective portion of a cash flow hedge is recognized currently in earnings.  See Note 9 for further discussion of the fair value of the interest rate derivative.

The Company has $5.0 million of floating rate trust preferred debt indexed to 3-month LIBOR.  As a result, it is exposed to variability in cash flows related to changes in projected interest payments caused by changes in the benchmark interest rate.  During the fourth quarter of fiscal 2009, the Company entered into an interest rate swap agreement, with a $2.0 million notional amount, to convert a portion of the variable-rate junior subordinated debentures to a fixed rate for a term of approximately 7 years at a rate of 4.96%.  The derivative is designated as a cash flow hedge.  The hedging strategy ensures that changes in cash flows from the derivative will be highly effective at offsetting changes in interest expense from the hedged exposure.

The following table summarizes the fair value of the outstanding derivative and its presentation on the statements of condition:

	September 30,	December 31,
(In thousands)	2014	2013
Cash flow hedge:
Other liabilities	$94	$135

The change in accumulated other comprehensive loss on a pretax basis and the impact on earnings from the interest rate swap that qualifies as a cash flow hedge for the periods indicated below were as follows:

	Three Months Ended September 30,
(In thousands)	2014	2013
Balance as of June 30:	$(112)	$(152)
Amount of losses (gains) recognized in other comprehensive income	2	(10)
Amount of loss reclassified from other comprehensive income
and recognized as interest expense	16	15
Balance as of September 30:	$(94)	$(147)

	Nine Months Ended September 30,
(In thousands)	2014	2013
Balance as of December 31:	$(135)	$(195)
Amount of (gains) losses recognized in other comprehensive income	(6)	2
Amount of loss reclassified from other comprehensive income
and recognized as interest expense	47	46
Balance as of September 30:	$(94)	$(147)

No amount of ineffectiveness has been included in earnings and the changes in fair value have been recorded in other comprehensive (loss) income.  Some, or all, of the amount included in accumulated other comprehensive (loss) income would be reclassified into current earnings should a portion of, or the entire hedge no longer be considered effective, but at this time, management expects the hedge to remain fully effective during the remaining term of the swap.

The Company posted cash of $200,000 under arrangements to satisfy collateral requirements associated with the interest rate swap contract.

(11)  Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) ("AOCI"), net of tax, for the periods indicated are summarized in the table below.

	For the three months ended September 30, 2014
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Financial Derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Securities reclassified from AFS to HTM	Total
Beginning balance	$(969)	$(67)	$461	$(745)	$(1,320)
Other comprehensive (loss) income before reclassifications	-	-	(42)	17	(25)
Amounts reclassified from AOCI	7	10	(2)	-	15
Ending balance	$(962)	$(57)	$417	$(728)	$(1,330)

	For the nine months ended September 30, 2014
	Retirement Plans	Unrealized Gains and Losses on Financial derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(982)	$(81)	$99	$(781)	$(1,745)
Other comprehensive (loss) income before reclassifications	-	(4)	335	53	384
Amounts reclassified from AOCI	20	28	(17)	-	31
Ending balance	$(962)	$(57)	$417	$(728)	$(1,330)

	For the three months ended September 30, 2013
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Financial derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Securities reclassified from AFS to HTM	Total
Beginning balance	$(2,651)	$(91)	$(473)	$-	$(3,215)
Other comprehensive (loss) income before reclassifications	-	(5)	844	(799)	40
Amounts reclassified from AOCI	57	9	(10)	-	56
Ending balance	$(2,594)	$(87)	$361	$(799)	$(3,119)

	For the nine months ended September 30, 2013
	Retirement Plans	Unrealized Gains and Losses on Financial derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(2,765)	$(117)	$1,564	$-	$(1,318)
Other comprehensive income (loss) before reclassifications	-	2	(1,133)	(799)	(1,930)
Amounts reclassified from AOCI	171	28	(70)	-	129
Ending balance	$(2,594)	$(87)	$361	$(799)	$(3,119)

 The following table presents the amounts reclassified out of each component of AOCI for the indicated period:

	Amount Reclassified			Amount Reclassified
	from AOCI[1]			from AOCI[1]
	(Unaudited)			(Unaudited)
(In thousands)	For the three months ended			For the nine months ended
Details about AOCI[1] components	September 30, 2014	September 30, 2013	Affected Line Item in the Statement of Income	September 30, 2014	September 30, 2013

Unrealized holding gain on financial derivative:
Reclassification adjustment for interest expense included in net income	$(16)	$(15)	Interest on long term borrowings	$(47)	$(46)
	6	6	Provision for income taxes	19	18
	$(10)	$(9)	Net Income	$(28)	$(28)
Retirement plan items
Retirement plan net losses
recognized in plan expenses[2]	$(11)	$(95)	Salaries and employee benefits	$(33)	$(286)
	4	38	Provision for income taxes	13	115
	$(7)	$(57)	Net Income	$(20)	$(171)

Available-for-sale securities
Realized gain on sale of securities	$3	$17	Net gains on sales and redemptions of investment securities	$29	$116
	(1)	(7)	Provision for income taxes	(12)	(46)
	$2	$10	Net Income	$17	$70

[1] Amounts in parentheses indicates debits in net income.
[2] These items are included in net periodic pension cost.
See Note 5 for additional information.

(12)  Stock Offering and Conversion

On October 16, 2014, the Company completed the conversion and reorganization pursuant to which Pathfinder Bancorp, MHC converted to the stock holding company form of organization.   New Pathfinder, the new stock holding company for Pathfinder Bank, sold 2,636,053 shares of common stock at $10.00 per share, for gross offering proceeds of $26.4 million in its stock offering.

Concurrent with the completion of the offering, shares of common stock of the Company owned by the public were exchanged for shares of New Pathfinder's common stock so that the shareholders now own approximately the same percentage of New Pathfinder's common stock as they owned of the Company's common stock immediately prior to the conversion, subject to adjustment as disclosed in the prospectus.  Shareholders of the Company received 1.6472 shares of New Pathfinder's common stock for each share of the Company's common stock they owned immediately prior to completion of the transaction.  Cash in lieu of fractional shares was paid based on the offering price of $10.00 per share. As a result of the offering and the exchange of shares, New Pathfinder has 4,352,203 shares outstanding.

The shares of common stock sold in the offering and issued began trading on the Nasdaq Capital Market on October 17, 2014 under the trading symbol "PBHC."

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Recent Developments

On October 16, 2014, the conversion of Pathfinder Bancorp, MHC from the mutual holding company form of organization to the stock holding company form of organization was completed. New Pathfinder became the new stock holding company for the Bank and sold 2,636,053 shares of common stock at $10.00 per share, for gross offering proceeds of $26.4 million in its stock offering.

Concurrent with the completion of the offering, shares of common stock of the Company owned by the public were exchanged for shares of New Pathfinder's common stock so that the Company's stockholders own approximately the same percentage of New Pathfinder's common stock as they owned of the Company's common stock immediately prior to the conversion.  Stockholders of the Company received 1.6472 shares of New Pathfinder's common stock for each share of the Company's common stock they owned immediately prior to completion of the transaction.  Cash in lieu of fractional shares was paid based on the offering price of $10.00 per share. As a result of the offering and the exchange of shares, New Pathfinder has 4,352,203 shares outstanding.

General

The Company was a federally chartered mid-tier holding company headquartered in Oswego, New York.  The primary business of the Company was its investment in Pathfinder Bank.  At September 30, 2014, the Company was majority owned by Pathfinder Bancorp, MHC, a federally-chartered mutual holding company (the "Mutual Holding Company").  At this same date, the Mutual Holding Company held 60.4% of the Company's common stock and the public and the Employee Stock Ownership Plan ("ESOP"), collectively, held the remaining 39.6% of the outstanding common stock.  At September 30, 2014, the Company and subsidiaries had total assets of $570.0 million, total liabilities of $524.7 million and shareholders' equity of $45.0 million plus noncontrolling interest of $406,000, which represented the 49% not owned by the Company as a result of the acquisition detailed in Note 23 within the 2013 audited consolidated financial statements filed on Form 10-K on March 17, 2014.

The following discussion reviews the Company's financial condition at September 30, 2014 and the results of operations for the three and nine-month periods ended September 30, 2014 and 2013.  Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2013 and 2012 and for the two years then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part I.
Statement Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to:

•	general economic conditions, either nationally or in our market area, that are worse than expected;

•	inflation and changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	our ability to enter new markets successfully and take advantage of growth opportunities, and the possible dilutive effect of potential acquisitions or de novo branches, if any;

•	legislative or regulatory changes that adversely affect our business;

•	adverse changes in the securities markets;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Securities and Exchange Commission;

•	inability of third-party providers to perform their obligations to us; and

•	changes in our organization, compensation and benefit plans.

Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Company's loan or investment portfolios. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Application of Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow practices within the banking industry.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.  Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.  Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value or when an asset or liability needs to be recorded contingent upon a future event.  Carrying assets and liabilities at fair value inherently results in more financial statement volatility.  The fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices or are provided by other third-party sources, when available.  When third party information is not available, valuation adjustments are estimated in good faith by management.

The most significant accounting policies followed by the Company are presented in Note 1 to the annual audited consolidated financial statements included in the 2013 Annual Report filed with the Securities and Exchange Commission on Form 10-K on March 17, 2014, as amended March 25, 2014, ("the consolidated financial statements").  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the allowance for loan losses, deferred income taxes, pension obligations, the evaluation of investment securities for other than temporary impairment, the evaluation of goodwill for impairment, and the estimation of fair values for accounting and disclosure purposes to be the accounting areas that require the most subjective and complex judgments.  These areas could be the most subject to revision as new information becomes available.

The allowance for loan losses represents management's estimate of probable loan losses inherent in the loan portfolio.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment on the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The Company establishes a specific allowance for all commercial loans in excess of the total related credit threshold of $100,000 and single borrower residential mortgage loans in excess of the total related credit threshold of $300,000 identified as being impaired which are on nonaccrual and have been risk rated under the Company's risk rating system as substandard, doubtful, or loss. In addition, an accruing substandard loan could be identified as being impaired.  The measurement of impaired loans is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral, less costs to sell.  The majority of the Company's impaired loans are collateral-dependent.  For all other loans and leases, the Company uses the general allocation methodology that establishes an allowance to estimate the probable incurred loss for each risk-rating category.  The loan portfolio also represents the largest asset type on the consolidated statement of condition.  Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses.

Deferred income tax assets and liabilities are determined using the liability method.  Under this method, the net deferred tax asset or liability is recognized for the future tax consequences.  This is attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating and capital loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The affect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  If current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established.  The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.  A valuation allowance of $458,000 was maintained at September 30, 2014, as management believes it may not generate sufficient capital gains to offset its capital loss carry forward.  The Company's effective tax rate differs from the statutory rate due primarily to non-taxable income from investment securities and bank owned life insurance.

We maintain a noncontributory defined benefit pension plan covering substantially all employees. The plan provides defined benefits based on years of service and final average salary. On May 14, 2012, we informed our employees of our decision to freeze participation and benefit accruals under the plan, primarily to reduce some of the volatility in earnings that can accompany the maintenance of a defined benefit plan.  Pension and post-retirement benefit plan liabilities and expenses are based upon actuarial assumptions of future events; including fair value of plan assets, interest rates, and the length of time the Company will have to provide those benefits.  The assumptions used by management are discussed in Note 12 to the consolidated annual financial statements.

Management performs an annual evaluation of our goodwill for possible impairment. Based on the results of the December 31, 2013 evaluation, management has determined that the carrying value of goodwill was not impaired as of that date. The evaluation approach is described in Note 9 of the audited consolidated financial statements. Further information on the estimation of fair values can be found in Note 20 to the audited consolidated financial statements.

The Company carries all of its available-for-sale investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to shareholders' equity and included in accumulated other comprehensive income (loss), except for the credit-related portion of debt security impairment losses and other-than-temporary impairment ("OTTI") of equity securities which are charged to earnings.  The Company's ability to fully realize the value of its investments in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.  In evaluating the debt security (both available-for-sale and held-to-maturity) portfolio for other-than-temporary impairment losses, management considers (1) if we intend to sell the security; (2) if it is "more likely than not" we will be required to sell the security before recovery of its amortized cost basis; or (3) if the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. When the fair value of a held-to-maturity or available-for-sale security is less than its amortized cost basis, an assessment is made as to whether OTTI is present.  The Company considers numerous factors when determining whether a potential OTTI exists and the period over which the debt security is expected to recover.  The principal factors considered are (1) the length of time and the extent to which the fair value has been less than the amortized cost basis, (2) the financial condition of the issue and (guarantor, if any) and adverse conditions specifically related to the security, industry or geographic area, (3) failure of the issuer of the security to make scheduled interest or principal payments, (4) any changes to the rating of the security by a rating agency, and (5) the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies.

The estimation of fair value is significant to several of our assets; including investment securities available-for-sale, the interest rate derivative, intangible assets, foreclosed real estate, and the value of loan collateral when valuing loans.  These are all recorded at either fair value, or the lower of cost or fair value. Fair values are determined based on third party sources, when available.  Furthermore, accounting principles generally accepted in the United States require disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements.  Fair values on our available-for-sale securities may be influenced by a number of factors; including market interest rates, prepayment speeds, discount rates, and the shape of yield curves.

Fair values for securities available-for-sale are obtained from an independent third party pricing service.  Where available, fair values are based on quoted prices on a nationally recognized securities exchange.  If quoted prices are not available, fair values are measured using quoted market prices for similar benchmark securities.  Management made no adjustments to the fair value quotes that were provided by the pricing source.  The fair values of foreclosed real estate and the underlying collateral value of impaired loans are typically determined based on evaluations by third parties, less estimated costs to sell.  When necessary, appraisals are updated to reflect changes in market conditions.

Recent Events

On September 25, 2014, the Company announced that its Board of Directors declared a quarterly dividend of $.03 per common share.  The dividend is payable on November 4, 2014 to shareholders of record on October 15, 2014.

Overview and Results of Operations

We had net income of $746,000 for the three months ended September 30, 2014 compared to net income of $528,000 for the three months ended September 30, 2013.  The increase in the net income of $218,000, or 41.3%, was due primarily to an increase in net interest income as a result of the increase of average interest-earning asset balances and the decrease in the average cost of interest-bearing liabilities between the third quarter of 2014 and the third quarter of 2013, offset by a $194,000 increase in the provision for loan losses.  We had net income of $1.9 million for the nine months ended September 30, 2014 which was unchanged from the comparable prior year period.

Return on average assets was 0.52% for the three-month period ended September 30, 2014 compared to 0.43% for the corresponding period in 2013.  The increase was due principally to the increase in net income for the three months ended September 30, 2014 as compared to the prior year period.  Return on average assets was 0.47% for the nine-month period in 2014 as compared to 0.50% for the comparable prior year period.  This decrease was principally due to the increase in average assets of $30.8 million for the nine-month period ended September 30, 2014 as compared to the same prior year period.

Net interest margin, on a tax-equivalent basis, increased 9 basis points to 3.54% during the third quarter of 2014 as compared to the same prior year period.  For the nine month period ended September 30, 2014, net interest margin increased by 7 basis points to 3.49% as compared to the same prior year period.

Net Interest Income

Net interest income is the Company's primary source of operating income for payment of operating expenses and providing for loan losses.  It is the amount by which interest earned on loans, interest-earning deposits, and investment securities, exceeds the interest paid on deposits and other interest-bearing liabilities.  Changes in net interest income and net interest margin result from the interaction between the volume and composition of interest-earning assets, interest-bearing liabilities, related yields, and associated funding costs.

The following table sets forth information concerning average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the periods indicated. Interest income and resultant yield information in the table is on a fully tax-equivalent basis using marginal federal income tax rates of 34%. Averages are computed on the daily average balance for each month in the period divided by the number of days in the period. Yields and amounts earned include loan fees. Nonaccrual loans have been included in interest-earning assets for purposes of these calculations.

	For the three months Ended September 30,
	2014			2013
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Real estate loans residential	$171,652	$1,934	4.51%	$168,660	$1,889	4.48%
Real estate loans commercial	112,158	1,425	5.08%	92,923	1,245	5.36%
Commercial loans	53,827	654	4.86%	51,643	592	4.59%
Consumer loans	25,716	339	5.27%	24,921	346	5.55%
Taxable investment securities	109,882	508	1.85%	95,072	428	1.80%
Tax-exempt investment securities	28,400	298	4.20%	25,650	287	4.48%
Interest-earning time deposit	500	2	1.60%	1,500	5	1.33%
Interest-earning deposits	7,434	2	0.11%	5,410	2	0.15%
Total interest-earning assets	509,569	5,162	4.06%	465,779	4,794	4.12%
Noninterest-earning assets:
Other assets	41,895			34,068
Allowance for loan losses	(5,191)			(4,979)
Net unrealized gains
on available-for sale-securities	802			(1,188)
Total assets	$547,075			$493,680
Interest-bearing liabilities:
NOW accounts	$39,779	$23	0.23%	$36,066	$20	0.22%
Money management accounts	13,247	6	0.18%	13,830	5	0.14%
MMDA accounts	92,742	104	0.45%	76,374	86	0.45%
Savings and club accounts	74,163	16	0.09%	69,435	13	0.07%
Time deposits	167,415	330	0.79%	158,309	481	1.22%
Junior subordinated debentures	5,155	39	3.03%	5,155	40	3.10%
Borrowings	44,516	138	1.24%	40,452	134	1.33%
Total interest-bearing liabilities	437,017	656	0.60%	399,621	779	0.78%
Noninterest-bearing liabilities:
Demand deposits	58,548			49,355
Other liabilities	6,153			4,480
Total liabilities	501,718			453,456
Shareholders' equity	45,357			40,224
Total liabilities & shareholders' equity	$547,075			$493,680
Net interest income		$4,506			$4,015
Net interest rate spread			3.46%			3.34%
Net interest margin			3.54%			3.45%
Ratio of average interest-earning assets
to average interest-bearing liabilities			116.60%			116.56%

Net interest income, on a tax-equivalent basis, increased $491,000, or 12.2%, to $4.5 million for the three months ended September 30, 2014 as compared to $4.0 million for the three months ended September 30, 2013. The increase in net interest income was due principally to the increase in interest income on our interest-earning assets due principally to our commercial real estate and commercial loan portfolios and our taxable investment securities.  Additionally, the increase in net interest income was also due to the decrease in average rates paid on time deposits.  As a result, our interest rate spread for the three months ended September 30, 2014 increased to 3.46% from 3.34% during the three months ended September 30, 2013.

Interest income on a tax-equivalent basis increased $368,000, or 7.7%, to $5.2 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.  The increase in interest income was due principally to the increase in average balances of commercial real estate loans and increases in both average balances and yields on commercial loans and taxable investment securities, offset in part by a decrease in the average yield of commercial real estate loans. Additionally, interest expense decreased $123,000 between the year over year third quarter periods as the average cost of time deposits decreased due principally to the decrease in rates paid of 43 basis points on this interest-bearing liability product.  The decrease in average rates paid on time deposits was the result of maturing certificates of deposits reinvested in shorter duration certificate of deposit as consumers opted to improve their liquidity given the current uncertain low rate environment.  As a result, our interest spread for the three months ended September 30, 2014 increased to 3.46% from 3.34% during the three months ended September 30, 2013.

Interest income on loans, on a tax-equivalent basis, was $4.4 million for the three months ended September 30, 2014 as compared to $4.1 million for the three months ended September 30, 2013.  The year over year third quarter improvement was due primarily to the $19.2 million, or 20.7% increase in the average balance of commercial real estate loans and the 27 basis point improvement in yield on commercial loans.  The significant increase in the average balance of commercial real estate loans is due to the increased penetration and the Bank's acceptance into the greater Syracuse marketplace which results in somewhat larger loan sizes placed under our consideration. In addition, the average balance of our residential mortgage loan portfolio increased by 1.8% to $171.7 million and the average yield of this portfolio increased by 3 basis points to 4.51% for the three months ended September 30, 2014.  The slower growth in this portfolio reflects general market considerations.  The consumer loan portfolio, which includes home equity loans and lines of credit, recorded growth of 3.2% to $25.7 million and a decrease in yield of 28 basis points, both between the third quarter of 2013 and the third quarter of 2014.

Interest income, on a tax-equivalent basis, on taxable investment securities increased $80,000 for the three months ended September 30, 2014 as compared to the same prior year period due principally to an increase of 15.6% to $109.9 million, in the average balance of taxable investment securities and, to a lesser extent, a 5 basis point increase in average yield to 1.85%.

Interest income on tax-exempt securities increased $11,000 to $298,000 for the three months ended September 30, 2014 when compared to the three months ended September 30, 2013 due to the increase of average balances of this portfolio of 10.7% to $28.4 million.

Interest expense for the three months ended September 30, 2014 decreased $123,000, or 15.8%, to $656,000 from $779,000 for the three months ended September 30, 2013.  The decrease in our interest expense was primarily due to our interest expense on deposits decreasing $126,000, or 20.8%, to $479,000 during the three months ended September 30, 2014.  The average rate paid on interest-bearing liabilities decreased 18 basis points to 0.60% during the three months ended September 30, 2014, compared to 0.78% during the three months ended September 30, 2013 as market interest rates remained low.

Interest expense on deposits decreased $126,000 to $479,000 primarily due to the decrease in the average rate paid on time deposits of 43 basis points to 0.79% as maturing certificates of deposit were either replaced at lower current market rates or invested in lower costing core deposits during the three months ended September 30, 2014.  The average balance of lower cost core deposits, which include demand deposits, NOW, money management, money market, and savings and club accounts, increased $33.4 million to $278.5 million for the three months ended September 30, 2014 as a result of the increase in the average balance of money market deposit accounts whose average balance increased $16.4 million, or 21.4%, during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Interest expense on long-term borrowings increased nominally as the increase in average balances of $4.1 million to $44.5 million was nearly offset by the decrease in average rates paid FHLBNY borrowings as higher rate maturing FHLBNY advances were replaced with advances of a shorter duration and a lower average rate. The average rate of our borrowings decreased 9 basis points to 1.24% for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

	For the nine months Ended September 30,
	2014			2013
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Real estate loans residential	$169,862	$5,663	4.45%	$173,705	$5,925	4.55%
Real estate loans commercial	105,741	3,929	4.95%	87,489	3,523	5.37%
Commercial loans	52,716	1,919	4.85%	51,980	1,822	4.67%
Consumer loans	25,520	1,029	5.38%	25,167	1,064	5.64%
Taxable investment securities	103,735	1,444	1.86%	95,473	1,270	1.77%
Tax-exempt investment securities	27,445	886	4.30%	25,761	860	4.45%
Interest-earning time deposit	500	6	1.60%	1,772	16	1.20%
Interest-earning deposits	5,700	4	0.09%	6,026	5	0.11%
Total interest-earning assets	491,219	14,880	4.03%	467,373	14,485	4.13%
Noninterest-earning assets:
Other assets	41,402			33,580
Allowance for loan losses	(5,118)			(4,764)
Net unrealized gains
on available for sale securities	661			1,177
Total assets	$528,164			$497,366
Interest-bearing liabilities:
NOW accounts	$39,319	$55	0.19%	$38,609	$60	0.21%
Money management accounts	13,300	16	0.16%	14,214	21	0.20%
MMDA accounts	93,927	294	0.42%	79,544	269	0.45%
Savings and club accounts	74,628	47	0.08%	68,973	40	0.08%
Time deposits	159,810	1,092	0.91%	162,694	1,504	1.23%
Junior subordinated debentures	5,155	120	3.10%	5,155	121	3.13%
Borrowings	38,243	392	1.37%	34,774	494	1.89%
Total interest-bearing liabilities	424,382	2,016	0.63%	403,963	2,509	0.83%
Noninterest-bearing liabilities:
Demand deposits	54,980			48,323
Other liabilities	4,437			4,134
Total liabilities	483,799			456,420
Shareholders' equity	44,365			40,946
Total liabilities & shareholders' equity	$528,164			$497,366
Net interest income		$12,864			$11,976
Net interest rate spread			3.40%			3.30%
Net interest margin			3.49%			3.42%
Ratio of average interest-earning assets
to average interest-bearing liabilities			115.75%			115.70%

Net interest income, on a tax-equivalent basis, increased $888,000, or 7.4%, to $12.9 million for the nine months ended September 30, 2014 as compared to $12.0 million for the nine months ended September 30, 2013.  The increase in net interest income was due primarily to the decrease in average rates paid on time deposits and Federal Home Loan Bank of New York borrowings between the year over year nine month periods.  Significant reductions were also recorded in average rates paid on time deposits and borrowings of 32 basis points and 52 basis points, respectively, between these same two periods.  As a result, our interest rate spread for the nine months ended September 30, 2014 increased to 3.40% from 3.30% for the nine months ended September 30, 2013.

Interest income on a tax-equivalent basis increased $395,000, or 2.7%, to $14.9 million for the nine months ended September 30, 2014 as compared to the same prior year period.  The increase in our interest income was due primarily to an increase in interest income on commercial real estate loans and taxable investment securities of $406,000, or 11.5%, and $174,000 or 13.7%, respectively, between the nine-month period ended September 30, 2014 and the nine-month period ended September 30, 2013.  The increase in our commercial real estate portfolio reflects the Company's continued penetration into the greater Syracuse market.  The increase in our taxable investment securities reflects the first half of the year needed to collateralize the increase in municipal deposits and the success in gathering deposits through organic growth and new customer relationships within the greater Syracuse market.  The average balance of interest-earning assets increased 5.1% to $491.2 million while yields earned decreased 10 basis points to 4.03% for the nine-month period ended September 30, 2014 as compared to the same prior year period.

Interest income on loans increased $206,000 to $12.5 million for the nine months ended September 30, 2014 from $12.3 million for the nine months ended September 30, 2013 primarily as a result of an increase in interest income from commercial real estate loans and partially offset by a decrease in interest income from residential real estate loans and the reduced interest we are able to accrue from the increase in nonaccrual loans.  Interest income from commercial real estate loans increased $406,000, or 11.5%, to $3.9 million for the nine months ended September 30, 2014. The average balance of commercial real estate loans increased $18.3 million, or 20.9%, to $105.7 million for the nine months ended September 30, 2014 from $87.5 million for the nine months ended September 30, 2013 due to our continued emphasis in our business strategy to expand into the Syracuse market.  Interest income on residential real estate loans decreased $262,000 for the nine months ended September 30, 2014 as compared to the same prior year period. The decrease in interest income on residential real estate loans was due to the decrease in the average balance of such loans of $3.8 million, or 2.2%, to $169.9 million for the nine months ended September 30, 2014 as compared to the same prior year period.  The decrease in the average balance of residential real estate loans was due principally to the $8.8 million residential loan sale that occurred in the second quarter of 2013, and, to a lesser extent, the slowdown in growth in residential mortgage loan originations during the first nine months of 2014 as compared to the same prior year period.  Additionally, the average yield on the residential loan portfolio decreased by 10 basis points to 4.45% for the nine months ended September 30, 2014 as maturing higher yielding residential mortgage loans were replaced by loans at the current lower interest rates.

Interest income on taxable investment securities increased $174,000 for the nine months ended September 30, 2014 due principally to an increase of $8.3 million in the average balance of taxable investment securities for the nine months ended September 30, 2014.   The increase in our average balance of taxable investment securities was the result of the need for additional collateral in support of our increasing balances of municipal deposits in the first half of 2014.  In addition, the average yield on such securities increased 9 basis points to 1.86% for the nine months ended September 30, 2014.  Interest income on tax-exempt securities increased $26,000 to $886,000 for the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013.  This increase was generally due to the average balance of tax-exempt securities increasing $1.7 million to $27.4 million for the nine months ended September 30, 2014, partially offset by the decrease in the average yield earned on the tax-exempt securities, which decreased 15 basis points to 4.30% for the nine months ended September 30, 2014. The increase in the average balance of tax-exempt securities was the result of the purchase of several in-market municipal securities offerings.  The majority of the municipal securities were issued by current municipal deposit customers of the Bank.  The related reduction in average yield was the result of the newly purchased municipal securities carrying yields that are slightly lower than the previously existing average tax-exempt portfolio yield.

Interest expense for the nine months ended September 30, 2014 decreased $493,000, or 19.7%, to $2.0 million from $2.5 million for the nine months ended September 30, 2013.  The decrease in interest expense was primarily due to decreases in interest expense on time deposits and FHLBNY borrowings during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.  The average rate paid on interest bearing liabilities decreased 20 basis points to 0.63% for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 as market interest rates remained low.

Interest expense on deposits decreased primarily due to the decrease of 32 basis points in the average rate paid on time deposits as maturing certificates of deposit were either replaced at lower current market rates or invested in lower costing core deposits.  Consumers are opting to keep their investments in products of shorter duration and improve their liquidity given the current uncertain rate environment.  Accordingly, the average balance of core deposits increased $26.5 million to $276.2 million for the nine months ended September 30, 2014 as compared to the same prior year period.

Interest expense on borrowings decreased largely due to our higher rate FHLBNY maturing advances having been replaced by advances of a shorter duration and a lower average rate. The average rate of our borrowings decreased 52 basis points to 1.37% for the first nine months of 2014 as compared to the same prior year period.

Rate/Volume Analysis

Net interest income can also be analyzed in terms of the impact of changing interest rates on interest-earning assets and interest-bearing liabilities and changes in the volume or amount of these assets and liabilities. The following table represents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (change in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) total increase or decrease.  Changes attributable to both rate and volume have been allocated ratably.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014 vs. 2013			2014 vs. 2013
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Real estate loans residential	$34	$11	$45	$(130)	$(132)	$(262)
Real estate loans commercial	558	(378)	180	829	(423)	406
Commercial loans	26	36	62	26	71	97
Consumer loans	51	(58)	(7)	22	(57)	(35)
Taxable investment securities	69	11	80	113	61	174
Tax-exempt investment securities	97	(86)	11	67	(41)	26
Interest-earning time deposits	(8)	5	(3)	(16)	6	(10)
Interest-earning deposits	3	(3)	-	-	(1)	(1)
Total interest income	830	(462)	368	911	(516)	395
Interest Expense:
NOW accounts	2	1	3	2	(7)	(5)
Money management accounts	(1)	2	1	(1)	(4)	(5)
MMDA accounts	20	(2)	18	55	(30)	25
Savings and club accounts	1	2	3	3	4	7
Time deposits	169	(320)	(151)	(26)	(386)	(412)
Junior subordinated debentures	-	(1)	(1)	-	(1)	(1)
Borrowings	44	(40)	4	70	(172)	(102)
Total interest expense	235	(358)	(123)	103	(596)	(493)
Net change in net interest income	$595	$(104)	$491	$808	$80	$888

Provision for Loan Losses

We establish a provision for loan losses, which is charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The provision for loan losses represents management's estimate of the amount necessary to maintain the allowance for loan losses at an adequate level.

We recorded $410,000 in provision for loan losses for the three month period ended September 30, 2014, as compared to $216,000 for the three month period ended September 30, 2013.  One large commercial relationship with two loan facilities was charged off in the amount of $336,000 in the third quarter of 2014, with a specific reserve allocated through the provision for loan losses in prior periods of $243,000.  The $177,000 decrease in specific reserves between June 30, 2014 and September 30, 2014 was largely due to the charge-offs associated with this commercial relationship.  The increase in the provision for loan losses was a direct result of the $405,000 in net charge-offs in the third quarter of 2014 and the $15.5 million growth in gross loans between the second quarter and the third quarter of 2014.  Management deems the amount of the provision recorded during the third quarter of 2014 to be adequate in support of the current level of allowance for loan losses.

We recorded a $930,000 provision for loan losses through the first nine months of 2014 as compared to $816,000 for the same prior year period.  Net charge-offs for the nine months ended September 30, 2014 were $800,000 as compared to $232,000 for the prior year period, an increase of $568,000.  The year over year increase in net charge-offs was due to certain first quarter 2014 non-recurring portfolio charge-offs recorded in order to conform more closely to FDIC guidance and the previously mentioned $336,000 charge-off recorded in the third quarter of 2014.  Management deems the amount of the provision recorded during the first nine months of 2014 to be adequate in support of the current level of allowance for loan losses.

We measure delinquency based on the amount of past due loans as a percentage of total loans.  Delinquency trends improved to 3.6% at September 30, 2014 as compared to 5.1% at December 31, 2013.  The improvement was seen in all of our loan portfolio segments with a significant percentage reduction seen in the consumer loan segment and the commercial loan segment.  Within the commercial loans portfolio segment past due categories, the increase in past due loans 90 days and over was more than offset by the decrease in past due loans in all other categories.  Delinquencies within the residential mortgage portfolio segment decreased to 2.7% of total residential mortgage loans from 3.5% as of December 31, 2013.  The ratio of the allowance for loan losses to period end loans decreased modestly from 1.48% at December 31, 2013 to 1.38% at September 30, 2014.  Management reviews trends in historical loss rates and environmental factors on a quarterly basis, in addition to assessing the specific allowance needs on impaired loans, and judges the current level of allowance for loan losses to be adequate to absorb the estimable and probable losses inherent in the loan portfolio.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, including insurance agency commissions, and net gains on securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Change		2014	2013	Change
Service charges on deposit accounts	$311	$313	$(2)	-0.6%	$894	$856	$38	4.4%
Earnings and gain on bank owned life insurance	64	60	4	6.7%	190	172	18	10.5%
Loan servicing fees	81	30	51	170.0%	202	112	90	80.4%
Debit card interchange fees	127	114	13	11.4%	369	341	28	8.2%
Other charges, commissions and fees	304	134	170	126.9%	880	400	480	120.0%
Noninterest income before gains	887	651	236	36.3%	2,535	1,881	654	34.8%
Net gains on sales and redemptions of investment securities	3	17	(14)	-82.4%	29	116	(87)	-75.0%
Net gains on sales of loans and foreclosed real estate	10	36	(26)	-72.2%	39	487	(448)	-92.0%
Total noninterest income	$900	$704	$196	27.8%	$2,603	$2,484	$119	4.8%

Total noninterest income for the three months ended September 30, 2014 increased to $900,000 from $704,000 for the three months ended September 30, 2013.  This increase of $196,000 between these two periods was due primarily to an increase of $170,000 in other charges, commissions and fees, the majority of which were from the commissions earned from Pathfinder Risk Management Company, Inc., which owns a 51% membership interest in FitzGibbons Agency, LLC ("Insurance Agency") which we acquired in the fourth quarter of 2013.  Accounting guidance requires the Company to consolidate 100% of the Insurance Agency within the consolidated financial statements.  The 49% of which the Company does not own is accounted for separately as a noncontrolling interest within the consolidated financial statements.  Additionally, loan servicing fees increased $51,000 due to the recognition of income from guarantee fees of the Federal National Mortgage Association ("FNMA").

Total noninterest income for the nine months ended September 30, 2014 increased $119,000, to $2.6 million as compared to $2.5 million for the same prior year period.  This increase was driven by the increase in other charges, commissions and fees of $480,000 during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.  The commissions of the Insurance Agency were responsible for $430,000 of this increase.  Additionally, loan servicing fees increased $90,000 and service charges on deposit accounts increased $38,000, during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Loan servicing fees increased due to the previously mentioned FNMA guarantee fees.  Service charges on deposit accounts increased primarily due to the increase in the service charges associated with deposit accounts. These increases in noninterest income were offset by a $448,000 decrease in net gains on sales of loans and foreclosed real estate due principally to the $395,000 loan sale that occurred in the second quarter of 2013.  Additionally, we recorded a decrease of $87,000 in net gains on sales and redemptions of investment securities between the nine months ended September 30, 2014 and the nine months ended September 30, 2013.  A limited investment portfolio restructuring resulted in modest gains being recognized during the nine months ended September 30, 2013 that was not repeated during the nine months ended September 30, 2014.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Change		2014	2013	Change
Salaries and employee benefits	$2,141	$2,033	$108	5.3%	$6,526	$5,884	$642	10.9%
Building occupancy	421	382	39	10.2%	1,193	1,109	84	7.6%
Data processing	367	356	11	3.1%	1,131	1,067	64	6.0%
Professional and other services	160	178	(18)	-10.1%	508	502	6	1.2%
Advertising	141	146	(5)	-3.4%	372	393	(21)	-5.3%
FDIC assessments	99	123	(24)	-19.5%	294	291	3	1.0%
Audits and exams	61	61	-	0.0%	186	184	2	1.1%
Other expenses	422	388	34	8.8%	1,273	1,343	(70)	-5.2%
Total noninterest expenses	$3,812	$3,667	$145	4.0%	$11,483	$10,773	$710	6.6%

Total noninterest expense for the three months ended September 30, 2014 increased $145,000, or 4.0%, to $3.8 million from $3.7 million for the three months ended September 30, 2013.

The increase in noninterest expense was due principally to increases in personnel expenses of $108,000 and building occupancy expenses of $39,000 for the three month period ended September 30, 2014.  Salaries and employee benefits expenses increased due in part to wage increases, increased deferred compensation expenses of $67,000, and the inclusion of $81,000 in personnel expenses of the Insurance Agency.  Offsetting the other components within personnel expenses was a $97,000 improvement in the pension benefit which offset other increases in employee benefits such as payroll taxes and 401(k) contributions.

Total noninterest expense for the nine months ended September 30, 2014 increased $710,000, or 6.6%, to $11.5 million from $10.8 million for the same prior year period due largely to the $642,000 increase in salaries and employee benefits expenses and $84,000 in building occupancy expenses.

The increase in salaries and employee benefits expenses reflected wage increases, $197,000 related to increased deferred compensation costs, and $111,000 related to commissions and accrued expenses for corporate bonus and incentive program.  Additionally, $234,000 of the increase in salaries and employee benefits expenses related to those of the Insurance Agency, which was not acquired until the fourth quarter of 2013.  Offsetting the other components within salaries and employee benefits expenses was a $293,000 improvement in the pension benefit which offset other increases in employee benefits such as payroll taxes and 401(k) contributions.  Partially offsetting the increase in the total noninterest expenses was a reduction in other operating expenses of $70,000 due principally to the $65,000 write-off of a repossessed asset which occurred in the second quarter of 2013.

Income Tax Expense

Income tax expense increased by $122,000 for the quarter ended September 30, 2014 as compared to the same period in 2013 primarily due to an increase in pretax income and an increase in the effective tax rate for the quarter to accommodate the year to date effective tax rate estimate of 28.5%, exclusive of the net income attributable to our controlling interest in the Insurance Agency.  For the three-month period ended September 30, 2013, the effective tax rate was 27.0%.  The increase in the effective tax rate between the year over year third quarter periods reflected a smaller proportion of tax-exempt items as a proportion of our taxable income in the third quarter of 2014.

Income tax expense for the nine months ended September 30, 2014 increased $79,000 to $767,000 as compared to $688,000 for the nine months ended September 30, 2013.  The increase in income tax expense was due to the increase in pretax income and an increase in the effective tax rate to 28.5%, exclusive of the net income attributable to our controlling interest in the Insurance Agency, from 27.0% for the nine months ended September 30, 2013.  The increase in the effective tax rate between the nine months ended September 30, 2014 and 2013 reflected a smaller proportion of tax-exempt items as a proportion of our taxable income in the first half of 2014.  We have reduced our effective tax rate from the combined federal and state statutory rate of 38.7% primarily through the ownership of tax-exempt investment securities, bank owned life insurance, and other tax saving strategies.

Earnings per Share

Basic and diluted earnings per share were $0.28 for the third quarter of 2014, as compared to basic and diluted earnings per share of $0.21 and $0.20, respectively, for the third quarter of 2013.  The increase in basic and diluted earnings per share between these two periods was due principally to the increase in net income available to common shareholders.  Basic and diluted earnings per share for the nine month period ended September 30, 2014 were $0.73 and $0.72, respectively, as compared to basic and diluted earnings per share of $0.74 and $0.73, respectively, for the nine month period ended September 30, 2013.

Changes in Financial Condition

Assets

Total assets increased $66.2 million, or 13.1%, to $570.0 million at September 30, 2014 as compared to $503.8 million at December 31, 2013.  This increase was due primarily to an increase in investment securities, loans, bank-owned life insurance, and total cash and cash equivalents.

Investment securities increased to $136.6 million at September 30, 2014 from $115.4 million at December 31, 2013 due principally to the need to collateralize the increase in municipal deposits between these same two time periods. Of the total increase of $21.2 million in investment securities, 62.0% was classified within the available-for-sale portfolio, centered largely in residential mortgage backed securities.  The remaining 38.0% increase was recorded in the held-to-maturity investment securities portfolio.  When new investment securities are acquired, management reviews certain security characteristics and determines the company's intent and ability to hold the security to maturity.  Based on the security characteristics and management's intentions, the security is classified as either available-for-sale or held-to-maturity.

Total loans receivable increased $32.7 million, or 9.6%, to $374.3 million at September 30, 2014 from $341.6 million at December 31, 2013 primarily due to a $23.9 million, or 25.0%, increase in commercial real estate loans. This increase was a direct result of our growth in the greater Syracuse marketplace. Additionally, commercial and industrial loans and lines of credit increased $6.4 million, or 13.7%, to $53.6 million at September 30, 2014..  Residential mortgage loans increased $4.0 million, or 2.4%, to $170.4 million at September 30, 2014.  During the third quarter of 2014, the Company achieved modest residential loan portfolio growth as we gained market share in the greater Syracuse marketplace. As a result of our effort to diversify our loan portfolio with an increased emphasis on our commercial loan and commercial real estate products, the percent of our portfolio from these loan products grew from 43.3% to 47.0% between December 31, 2013 and September 30, 2014.

Bank owned life insurance increased $2.0 million during the first nine months of 2014 to $10.2 million at September 30, 2014 due principally to additional purchases of single premium life insurance policies on selected participants.  These purchases will provide income that will assist in the funding of optional deferred compensation and supplemental executive retirement plans.

Liabilities

Total liabilities increased to $524.7 million at September 30, 2014 from $460.7 million at December 31, 2013.  Deposits increased $72.9 million, or 17.8%, to $483.0 million at September 30, 2014 from $410.1 million at December 31, 2013.  The increase was due largely to a $37.6 million increase in retail demand deposits as a result of subscription orders received from our second-step conversion that closed on October 16, 2014.  Additionally, municipal deposit accounts increased $24.2 million and business deposit accounts increased $13.1 million between these two time periods as a direct result of the Company's strategy to gather deposits across all markets.  The increase in retail deposits allowed us to pay down borrowings at FHLBNY by $10.0 million between December 31, 2013 and September 30, 2014.

Stockholders' Equity

The Company's shareholders' equity, exclusive of the noncontrolling interest, increased $2.3 million, or 5.4%, to $45.0 million at September 30, 2014 from $42.7 million at December 31, 2013.  This increase was principally due to a $1.6 million increase in retained earnings, resulting from $1.9 million in net income through the nine months ended September 30, 2014 offset by dividends declared on our common stock totaling $229,000, preferred stock dividends declared of $63,000, and a reduction of $415,000 in accumulated other comprehensive loss due principally to an increase in the market value of our available-for-sale investment portfolio.

We were not required to pay dividends on our SBLF preferred stock during the first quarter of 2014 reflecting an existing credit with the U.S. Treasury. This credit expired in the third quarter of 2014 in which we paid a dividend of $31,000.  We expect to be obligated to pay the full 1% dividend totaling approximately $32,500 per quarter beginning in the fourth quarter of 2014 and continuing through March 2016.

Capital

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company's goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards.  At September 30, 2014, Pathfinder Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a "well-capitalized" institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%.

Pathfinder Bank's capital amounts and ratios as of the indicated dates are presented in the following table.

					To Be "Well-
			Minimum		Capitalized"
			For Capital		Under Prompt
			Adequacy Purposes		Corrective Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2014:
Total Core Capital (to Risk-Weighted Assets)	$50,480	13.33%	$30,292	8.00%	$37,865	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$45,554	12.03%	$15,146	4.00%	$22,719	6.00%
Tier 1 Capital (to Assets)	$45,554	8.41%	$21,657	4.00%	$27,071	5.00%
As of December 31, 2013:
Total Core Capital (to Risk-Weighted Assets)	$47,862	14.13%	$27,106	8.00%	$33,883	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$43,454	12.82%	$13,553	4.00%	$20,330	6.00%
Tier 1 Capital (to Assets)	$43,454	8.72%	$19,928	4.00%	$24,910	5.00%

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of non-performing assets at the indicated dates:

	September 30,	December 31,	September 30,
(Dollars In thousands)	2014	2013	2013
Nonaccrual loans:
Commercial real estate and commercial loans	$5,159	$2,709	$3,060
Consumer	255	447	425
Residential real estate	2,028	2,194	2,401
Total nonaccrual loans	7,442	5,350	5,886
Total nonperforming loans	7,442	5,350	5,886
Foreclosed real estate	440	619	301
Total nonperforming assets	$7,882	$5,969	$6,187

Troubled debt restructurings not included above	$1,931	$2,459	$2,049

Nonperforming loans to total loans	1.99%	1.57%	1.74%
Nonperforming assets to total assets	1.38%	1.18%	1.26%

Nonperforming assets include nonaccrual loans, nonaccrual troubled debt restructurings ("TDR"), and foreclosed real estate. Loans are considered modified in a TDR when, due to a borrower's financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity.  TDRs are included in the above table within the following categories of nonaccrual loans or TDRs not included above (the latter also known as accruing TDRs).

Nonperforming assets at September 30, 2014 were $7.9 million, or 1.38% of total assets, as compared to $6.0 million, or 1.18% of total assets, at December 31, 2013.  The $1.9 million increase in non-performing assets between December 31, 2013 and September 30, 2014 was due principally to two large commercial relationships.  The first commercial relationship, with a present aggregate loan balance of $970,000, became nonperforming during the second quarter of 2014 including related commercial business and personal residential loans extended to this relationship. The borrower brought all loans current within this relationship as of June 30, 2014 and continued with on time payment performance through September 30, 2014. We will maintain this relationship on non-performing status, however, while monitoring the borrower's payment performance.  Once management has concluded that payment of contractual principal and interest is no longer in doubt, the relationship may be reclassified as performing.  The second commercial relationship, with a present aggregate loan balance of $1.5 million across six loans at September 30, 2014, became nonperforming during the third quarter of 2014.  All six loans remain past due as of September 30, 2014.  These increases to nonperforming assets were partially offset by the previously mentioned $336,000 charge-off in the third quarter of 2014 and payments on nonperforming assets.

As indicated in the non-performing asset table above and the detailed table below, foreclosed real estate ("FRE") balances decreased at September 30, 2014 from December 31, 2013.

		September 30,		December 31,		September 30,
(Dollars in thousands)	#	2014	#	2013	#	2013
Foreclosed real estate
Foreclosed residential mortgage loans	4	$281	5	$341	3	$134
Foreclosed commercial real estate	1	159	3	278	2	167
Total	5	$440	8	$619	5	$301

Fair values for FRE are initially recorded based on market value evaluations by third parties, less costs to sell ("initial cost basis").  Any write-downs required when the related loan receivable is exchanged for the underlying real estate collateral at the time of transfer to foreclosed real estate are charged to the allowance for loan losses.  Values are derived from appraisals, similar to impaired loans, of underlying collateral or discounted cash flow analysis.  Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the initial cost basis.

The allowance for loan losses represents management's estimate of the probable losses inherent in the loan portfolio as of the date of the statement of condition.  The allowance for loan losses was $5.2 million and $5.0 million at September 30, 2014 and December 31, 2013, respectively.  The ratio of the allowance for loan losses to gross loans was 1.38% at September 30, 2014 as compared to 1.48% at December 31, 2013.  Management performs a quarterly evaluation of the allowance for loan losses based on quantitative and qualitative factors and has determined that the current level of the allowance for loan losses of $5.2 million is adequate to absorb the losses in the loan portfolio as of September 30, 2014.

The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more.  There are no loans that are past due 90 days or more and still accruing interest.  The Company considers a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan.

The measurement of impaired loans is generally based upon the fair value of the collateral, with a portion of the impaired loans measured based upon the present value of future cash flows discounted at the historical effective interest rate.  A specific reserve is established for an impaired loan if its carrying value exceeds its estimated fair value.  The estimated fair values of the majority of the Company's impaired loans are measured based on the estimated fair value of the loan's collateral.  For loans secured by real estate, estimated fair values are determined primarily through third-party appraisals or broker price opinions.  When a loan is determined to be impaired Pathfinder Bank will reevaluate the collateral which secures the loan. For real estate, the Company will obtain a new appraisal or broker's opinion whichever is considered to provide the most accurate value in the event of sale. An evaluation of equipment held as collateral will be obtained from a firm able to provide such an evaluation. Collateral will be inspected not less than annually for all impaired loans and will be reevaluated not less than every two years. Appraised values are discounted due to the market's perception of a reduced price Bank-owned property and the Bank's desire to sell the property quicker to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value.  The discounts also include estimated costs to sell the property.

At September 30, 2014 and December 31, 2013, the Company had $7.7 million and $5.7 million in loans, respectively, which were deemed to be impaired, having established specific reserves of $892,000 and $1.0 million, respectively, on these loans.  The increase between these two time periods was due to the previously mentioned addition of two newly impaired commercial relationships with a smaller portion of the increase within the one to four family residential mortgages.

Management has identified potential problem loans totaling $8.4 million as of September 30, 2014 as compared to $10.6 million as of December 31, 2013.  These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired.  This definition has been changed from that utilized at December 31, 2013 and December 31, 2012 and included in the 2013 audited consolidated financial statements filed on Form 10-K on March 17, 2014 as amended March 25, 2014.  Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in it being included in future impaired loan reporting.  The reduction in potential problem loans between these two time periods resulted from the conversion of loans from potential problem loans to impaired loans.  Within the risk rating levels of potential problem loans, 11 residential mortgages loans with an aggregate recorded investment of $1.2 million are rated as doubtful at September 30, 2014 as compared to one residential mortgage loan with a recorded investment of $14,000 at December 31, 2013.  The change in the risk rating of the additional 11 residential mortgage loans from substandard to doubtful was made to more accurately reflect the inherent risk of the credits. This change does not reflect a change of the risk profile of these loans or the estimated potential loss.  Management judges the current level of allowance for loan losses to be adequate to cover probable credit losses in the current loan portfolio.  The ratio of the allowance to loan and lease losses to period-end loans at September 30, 2014 was 1.38% as compared to 1.48% at December 31, 2013.

Appraisals are obtained at the time a real estate secured loan is originated.   For commercial real estate held as collateral, the property is inspected every two years.

In the normal course of business, Pathfinder Bank has infrequently sold residential mortgage loans and participation interests in commercial loans. As is typical in the industry, Pathfinder Bank makes certain representations and warranties to the buyer. Pathfinder Bank maintains a quality control program for closed loans and considers the risks and uncertainties associated with potential repurchase requirements to be minimal.

Liquidity

Liquidity management involves the Company's ability to generate cash or otherwise obtain funds at reasonable rates to support asset growth, meet deposit withdrawals, maintain reserve requirements, and otherwise operate the Company on an ongoing basis.  The Company's primary sources of funds are deposits, borrowed funds, amortization and prepayment of loans and maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company manages the pricing of deposits to maintain a desired deposit composition and balance.  In addition, the Company invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements.

The Company's liquidity has been enhanced by its ability to borrow from the Federal Home Loan Bank of New York, whose competitive advance programs and lines of credit provide the Company with a safe, reliable, and convenient source of funds.  A significant decrease in deposits in the future could result in the Company having to seek other sources of funds for liquidity purposes.  Such sources could include, but are not limited to, additional borrowings, brokered deposits, negotiated time deposits, the sale of "available-for-sale" investment securities, the sale of securitized loans, or the sale of whole loans.  Such actions could result in higher interest expense costs and/or losses on the sale of securities or loans.

Through the first nine months of 2014, as indicated in the Consolidated Statement of Cash Flows, the Company reported net cash flows from financing activities of $62.8 million generated by increased balances of demand, savings and money market deposit accounts.  Included in this increase was the $37.6 million increase in retail demand deposits as a result of the subscription orders received from our second-step conversion which closed on October 16, 2014.  This was invested in purchases of investment securities of $21.1 million, net of proceeds from maturities, sales and redemptions of $14.8 million.  In addition, $34.0 million was invested in new loan generation.  Net cash flows from operating activities provided an additional $3.1 million through the first nine months of 2014 resulting in an increase in cash and equivalents of $8.4 million through this time period.  As a recurring source of liquidity, the Company's investment securities provided $14.2 million in proceeds from maturities and principal reductions through the first nine months of 2014.

The Company has a number of existing credit facilities available to it.  At September 30, 2014, total credit available to the Company under the existing lines of credit was approximately $153.5 million at FHLBNY, the Federal Reserve Bank, and three other correspondent banks.  At September 30, 2014, the Company had $30.0 million outstanding on its existing lines of credit with $123.5 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of September 30, 2014, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information relating to this item.

Item 4 – Controls and Procedures

Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is not currently a named party in a legal proceeding, the outcome of which would have a material and adverse effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On June 11, 2014, New Pathfinder filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with the second-step conversion of Pathfinder Bancorp, MHC and the related offering of common stock by New Pathfinder.  The Registration Statement (File No. 333-196676) was declared effective by the Securities and Exchange Commission on August 12, 2014.  New Pathfinder registered 4,352,306 shares of common stock, par value $0.01 per share, pursuant to the Registration Statement for an aggregate offering value of $43.5 million.  The stock offering commenced on August 22, 2014, and ended on October 16, 2014.

Keefe, Bruyette & Woods, Inc., a Stifel Company ("KBW") was engaged to assist in the marketing of the common stock.   For its services, KBW received a fee of $250,000.  KBW was also reimbursed $121,000 for its reasonable out-of-pocket expenses, inclusive of its legal fees and expenses.

The stock offering resulted in gross proceeds of $26.4 million, through the sale of 2,636,053 shares of common stock at a price of $10.00 per share.  Expenses related to the offering were approximately $1.6 million, including $371,000 paid to KBW.  Net proceeds of the offering were approximately $24.8 million.

New Pathfinder contributed $12.4 million of the net proceeds of the offering to the Bank.  In addition, $1.1 million of the net proceeds were used to fund the loan to the employee stock ownership plan, and $11.3 million of the net proceeds were retained by New Pathfinder.  The net proceeds contributed to the Bank have been invested in short term instruments used to make loans.  The net proceeds retained by New Pathfinder have been deposited with the Bank.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.                                                                           Description

31.1                          Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2                          Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32.1                      Section 1350 Certification of the Chief Executive Officer and Chief Financial
                             Officer

101
The following materials from Pathfinder Bancorp, Inc. Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL):
 (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows, and (iv) related notes, tagged as blocks of text

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATHFINDER BANCORP, INC.
(registrant)

November 12, 2014                                              /s/ Thomas W. Schneider
Thomas W. Schneider
President and Chief Executive Officer

November 12, 2014                                              /s/ James A. Dowd
James A. Dowd
Senior Vice President and Chief Financial Officer