Form 10-K
period 2014-12-31
Pathfinder Bancorp, Inc.
filed 2015-03-18
CIK 1609065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
Commission File No. 001-36695
PATHFINDER BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	38-3941859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
214 West First Street
Oswego, NY 13126
 (Address of principal executive offices) (Zip code)
Registrant's telephone number, including area code (315) 343-0057
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
   Yes ☐ No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
   Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2014, as reported by the NASDAQ Capital Market and computed by reference to the last sale price of the Registrant's predecessor ($8.81), was approximately $38.3 million.  The market value and the shares and last sale price have been adjusted to reflect the 1.6472 exchange ratio used in the stock offering and conversion that took place on October 16, 2014.
As of March 13, 2015, there were 4,352,203 shares issued and outstanding of the Registrant's Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE:
(1) Proxy Statement for the 2015 Annual Meeting of Shareholders of the Registrant (Part III).

PART I

FORWARD-LOOKING STATEMENTS

When used in this Annual Report the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties. By identifying these forward-looking statements for you in this manner, the Company is alerting you to the possibility that its actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause the Company's actual results and financial condition to differ from those indicated in the forward-looking statements include, among others:

•	Credit quality and the effect of credit quality on the adequacy of our allowance for loan losses;
•	Deterioration in financial markets that may result in impairment charges relating to our securities portfolio;
•	Competition in our primary market areas;
•	Significant government regulations, legislation and potential changes thereto;
•	A reduction in our ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;
•	Increased cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;
•	Limitations on our ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations; and
•	Other risks described herein and in the other reports and statements we file with the SEC.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.  Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

ITEM 1: BUSINESS

GENERAL

Pathfinder Bancorp, Inc.

Pathfinder Bancorp, Inc. (the "Company") is a Maryland corporation headquartered in Oswego, New York. On October 16, 2014, the Company completed its conversion from the mutual holding company ("MHC") structure and the related public offering and is now a stock holding company that is fully owned by the public the "Conversion".  As a result of the Conversion, the mutual holding company and former mid-tier holding company were merged into Pathfinder Bancorp, Inc. The primary business of the Company is its investment in Pathfinder Bank (the "Bank") which is 100% owned by the Company and the Company is 100% owned by public shareholders.  The Company sold a total of 2,636,053 shares of common stock, par value of $0.01 per share, in the subscription offering, including 105,442 shares sold to the Pathfinder Bank employee stock ownership plan ("ESOP"). All shares were sold at a price of $10.00 per share raising $26.4 million in gross proceeds.  Additionally, $197,000 in cash was received from the merger of MHC into the company; and after accounting for Conversion related expenses of $1.5 million, which offset gross proceeds, the Company received $24.9 million in net proceeds.  Concurrent with the completion of the offering, publicly owned shares of Pathfinder Bancorp, Inc., a federal corporation, "Pathfinder-Federal", were exchanged for 1.6472 shares of the Company's common stock. At December 31, 2014, the shareholders, including the ESOP, collectively, held 4,352,203 shares of Company common stock.  In 2011, in connection with Pathfinder-Federal's redemption of TARP, Pathfinder-Federal sold 13,000 shares of preferred stock to the U.S. Treasury for $13.0 million in gross proceeds as part of the SBLF program.  The Company exchanged on a one-for-one basis its preferred stock for Pathfinder-Federal's preferred stock with the same rights and privileges to the U.S. Treasury in connection with the Conversion. At December 31, 2014, the Company and subsidiaries had total consolidated assets of $561.0 million, total deposits of $415.6 million and shareholders' equity of $68.8 million plus a noncontrolling interest of $414,000, which represents the 49% not owned by the Company as a result of the 2013 acquisition of the FitzGibbons Agency, LLC.

The Company's executive office is located at 214 West First Street, Oswego, New York and the telephone number at that address is (315) 343-0057.  Its internet address is www.pathfinderbank.com.  Information on our website is not and should not be considered to be a part of this report.

Pathfinder Bank

The Bank is a New York-chartered stock savings bank and its deposit accounts are insured up to applicable limits by the FDIC through the Deposit Insurance Fund ("DIF").  The Bank is subject to extensive regulation by the New York State Department of Financial Services (the "Department"), as its chartering agency, and by the FDIC, as its deposit insurer and primary federal regulator.  The Bank is a member of the Federal Home Loan Bank of New York ("FHLBNY") and is subject to certain regulations by the Federal Home Loan Bank System.

The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank's market area, and investing such deposits, together with other sources of funds, in loans secured by residential real estate, commercial real estate, small business loans, and consumer loans.  The Bank invests a portion of its assets in securities issued by the United States Government and its agencies and sponsored enterprises, state and municipal obligations, corporate debt securities, mutual funds, and equity securities.  The Bank also invests in mortgage‑backed securities primarily issued or guaranteed by United States Government sponsored enterprises and collateralized mortgage obligations.  The Bank's principal sources of funds are capital, deposits, principal and interest payments on loans and investments, as well as borrowings from correspondent financial institutions.  The principal source of income is interest on loans and investment securities.  The Bank's principal expenses are interest paid on deposits, employee compensation and benefits, data processing and facilities.

Pathfinder Bank also owns and operates a limited purpose commercial bank subsidiary, Pathfinder Commercial Bank, which serves the depository needs of municipalities and public entities in its market area.

The Bank has Pathfinder REIT, Inc., a New York corporation, as its wholly-owned real estate investment trust subsidiary.  At December 31, 2014, Pathfinder REIT, Inc. held $14.8 million in mortgages and mortgage related assets.  All disclosures in this Form 10-K relating to the Bank's loans and investments include loans and investments that are held by Pathfinder REIT, Inc.

The Bank also has 100% ownership of Whispering Oaks Development Corp., a New York corporation, that is retained in case the need to operate or develop foreclosed real estate emerges.

Additionally, the Bank has 100% ownership of Pathfinder Risk Management Company, Inc. which was established to record the 51% controlling interest upon the December 2013 purchase of the FitzGibbons Agency, an Oswego County property and casualty and life and health insurance brokerage business with approximately $600,000 in annual revenues.

Finally, the Company has a non-consolidated Delaware statutory trust subsidiary, Pathfinder Statutory Trust II, of which 100% of the common equity is owned by the Company.  Pathfinder Statutory Trust II was formed in connection with the issuance of $5.2 million in trust preferred securities.

Employees

As of December 31, 2014, the Bank had 112 full-time employees and 19 part-time employees.  The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

MARKET AREA AND COMPETITION

Market Area

We provide financial services to individuals, families, small to mid-size businesses and municipalities through our seven branch offices located in Oswego County and our one branch office in Onondaga County and our business banking office in Syracuse, New York that opened in the third quarter of 2014.  Our primary market area is Oswego and Onondaga Counties.  Our primary lending market area includes both Oswego and Onondaga Counties.  However, our primary deposit generating area is concentrated in Oswego County and the areas surrounding our Onondaga County branch.

The economy in Oswego County is based primarily on manufacturing, energy, production, heath care, education, and government.  The broader Central New York market has a more diverse array of economic sectors, including, food processing production and transportation, in addition to financial services.  The region has developed particular strength in emerging industries such as bio-processing, medical devices and renewable energy.

Median home prices are consistent with the population growth and unemployment figures above, with the 2012 United States census report indicating that median home values were $131,700 in Onondaga County and $92,500 in Oswego County.  While home values have stagnated since 2008, the Syracuse metro area, including Onondaga and Oswego Counties, did not experience the significant loss of value during the economic recession that many other areas of the country experienced.

Competition

Pathfinder Bank encounters strong competition both in attracting deposits and in originating real estate and other loans.  Our most direct competition for deposits and loans comes from commercial banks, savings institutions and credit unions in our market area, including money-center banks such as JPMorgan Chase & Co. and Bank of America, regional banks such as M&T Bank, Key Bank National Association and First Niagara Bank, N.A., and community banks such as NBT Bank and Community Bank N.A., all of which have greater total assets than we do.  We compete for deposits by offering depositors a high level of personal service, a wide range of competitively priced financial services, and a well distributed network of branches, ATMs, and electronic banking.  We compete for loans through our competitive pricing, our experienced and active loan officers, local knowledge of our market and local decision making, strong community support and involvement and a highly reputable brand.  As the economy has improved, and loan demand has increased, competition from financial institutions for commercial and residential loans has increased.  Additionally, some of our competitors offer products and services that we do not offer, such as trust services and private banking.  Our primary focus is to build and develop profitable consumer and commercial customer relationships while maintaining our role as a community bank.

As of June 30, 2014, based on FDIC data, we had the largest market share in Oswego County, representing 33.6% of all deposits, and 0.6% of all deposits in Onondaga County.  In addition, when combining both Oswego and Onondaga Counties, we have the eighth largest market share of sixteen institutions, representing 4.5% of the total market.

LENDING ACTIVITIES

General

Historically, our primary lending activity is originating one- to four-family residential real estate loans, the majority of which have fixed rates of interest.  Our loan portfolio also includes commercial real estate loans, commercial and municipal loans, home equity loans and junior liens and consumer loans.

Historically, we have retained in our portfolio most of the loans that we have originated and in the current and prolonged low interest rate environment, a significant portion of our loan portfolio consists of fixed-rate one- to four-family residential real estate loans with terms in excess of 15 years. In order to diversify our loan portfolio, increase our income sources and make our loan portfolio less interest rate sensitive, in recent years, we have sought to significantly increase our commercial real estate and commercial business lending, consistent with safe and sound underwriting practices. Accordingly, we offer adjustable-rate commercial mortgage loans, short-and medium-term mortgage loans, and floating rate commercial loans.  In addition, we offer shorter-term consumer loans, home equity loans and lines of credit with adjustable interest rates and municipal loans with fixed interest rates.

Residential Real Estate Loans

Historically, our primary lending consisted of originating one- to four-family, owner-occupied residential mortgage loans, substantially all of which were secured by properties located in our market area.  Over the past several years, we have begun to shift our lending focus towards originating commercial real estate and commercial loans.

We currently offer one- to four-family residential real estate loans with terms up to 30 years that are generally underwritten according to Fannie Mae guidelines, and we refer to loans that conform to such guidelines as "conforming loans."  We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which as of March 31, 2014 was generally $417,000 for single-family homes in our market area.  We generally hold our one- to four-family residential real estate loans in our portfolio. We also originate one- to four-family residential real estate loans secured by non-owner occupied properties. However, we generally do not make loans in excess of 80% loan to value on non-owner occupied properties.

Our fixed-rate one- to four-family residential real estate loans include loans that generally amortize on a monthly basis over periods between 10 to 30 years.  Fixed rate one- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans.

Our adjustable-rate one- to four-family residential real estate loans generally consist of loans with initial interest rates fixed for one, three, or five years, and annual adjustments thereafter are indexed based on changes in the one-year United States Treasury bill constant maturity rate.  Our adjustable-rate mortgage loans generally have an interest rate adjustment limit of 200 basis points per adjustment, with a maximum lifetime interest rate adjustment limit of 600 basis points.  In the current low interest rate environment, we have not originated a significant dollar amount of adjustable-rate mortgage loans.

Although adjustable-rate one- to four-family residential real estate loans may reduce, to an extent, our vulnerability to changes in market interest rates because they periodically re-price, as interest rates increase the required payments due from a borrower also increase (subject to rate caps), thereby increasing the potential for default by the borrower.  At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates.  Upward adjustments of the contractual interest rate are also limited by our maximum periodic and lifetime rate adjustments.

Regulations limit the amount we may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated.  For borrowers who do not obtain private mortgage insurance ("PMI"), our lending policies limit the maximum loan-to-value ratio on both fixed-rate and adjustable-rate mortgage loans to 80% of the appraised value of the collateralized property, with the exception for a limited use product which allows for loans up to 90% with no PMI.  For most one- to four-family residential real estate loans with loan-to-value ratios of between 80% and 95%, we require the borrower to obtain private mortgage insurance.  For first mortgage loan products, we require the borrower to obtain title insurance. We also require homeowners' insurance, fire and casualty, and, if necessary, flood insurance on properties securing real estate loans.  We do not, and have never offered or invested in, one- to four-family residential real estate loans specifically designed for borrowers with sub-prime credit scores, including interest-only, negative amortization or payment option adjustable-rate mortgage loans.

Our one- to four-family residential real estate loan portfolio also includes residential constructions loans.  Our residential construction loans generally have initial terms of up to six months, subject to extension, during which the borrower pays interest only.  Upon completion of construction, these loans convert to permanent loans.  Our construction loans generally have rates and terms comparable to residential real estate loans that we originate.

Commercial Real Estate Loans

Over the past several years, we have focused on originating commercial real estate loans, and we believe that commercial real estate loans will continue to provide growth opportunities for us.  We expect to increase, subject to our underwriting standards and market conditions, this business line in the future with a target loan size of $100,000 to $1.5 million to small businesses and real estate projects in our market area. Commercial real estate loans are made up of loans secured by properties such as multi-family residential, office, retail, warehouse and owner-occupied commercial properties.

Commercial real estate loans are generally secured by property located in our primary market area.  Our commercial real estate underwriting policies provide that such real estate loans may be made in amounts up to 80% of the appraised value of the property.  Commercial real estate loans are offered with interest rates that are fixed for up to three or five years then are adjustable based on the FHLBNY advance rate. Contractual maturities generally do not exceed 20 years.  In reaching a decision whether to make a commercial real estate loan, we consider gross revenues, operating trends, net cash flows of the property, the borrower's expertise and credit history, and the appraised value of the underlying property. We will also consider the terms and conditions of the leases and the credit quality of the tenants.  We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 120%.  Environmental due diligence is generally conducted for commercial real estate loans.  Typically, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals and by the owners of 20% or more of the borrower.

A commercial real estate borrower's financial condition is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews, property inspections and periodic face-to-face meetings with the borrower.  We generally require borrowers with aggregate outstanding balances exceeding $100,000 to provide annual updated financial statements and federal tax returns.  These requirements also apply to all guarantors on these loans.  We also require borrowers to provide an annual report of income and expenses for the property, including a rent-roll, as applicable.

Loans secured by commercial real estate generally have greater credit risk than one- to four-family residential real estate loans.  The increased credit risk associated with commercial real estate loans is a result of several factors, including larger loan balances concentrated with a limited number of borrowers, the impact of local and general economic conditions on the borrower's ability to repay the loan, and the increased difficulty of evaluating and monitoring these types of loans.  Furthermore, the repayment of loans secured by commercial real estate properties typically depends upon the successful operation of the real property securing the loan.  If the cash flow from the property is reduced, the borrower's ability to repay the loan may be impaired.  However, commercial real estate loans generally have higher interest rates than loans secured by one- to four-family residential real estate.

Commercial Loans

We typically originate commercial loans, including commercial term loans and commercial lines of credit, on the basis of a borrower's ability to make repayment from the cash flow of the borrower's business, conversion of current assets in the normal course of business (for seasonal working capital lines), the experience and stability of the borrower's management team, earnings projections and the underlying assumptions, and the value and marketability of any collateral securing the loan.  As a result, the availability of funds for the repayment of commercial loans and commercial lines of credit may be substantially dependent on the success of the business itself and the general economic environment in our market area.  Therefore, commercial loans and commercial lines of credit that we originate have greater credit risk than one- to four-family residential real estate loans or, generally, consumer loans.

Commercial term loans are typically secured by equipment, furniture and fixtures, inventory, accounts receivable or other business assets, or, in limited circumstances, such loans may be unsecured.  From time to time, we also originate commercial loans through Small Business Administration ("SBA") and United States Department of Agriculture ("USDA") guaranteed loan programs.  Over the past several years, we have focused on increasing our commercial lending and our business strategy is to continue to increase our originations of our commercial loans to small businesses in our market area, subject to our underwriting standards and market conditions.  Our commercial loans are generally comprised of adjustable interest rate loans, indexed to the prime rate, with terms consisting of three to seven years, depending on the needs of the borrower and the useful life of the underlying collateral.  We make commercial loans to businesses operating in our market area for purchasing equipment, property improvements, business expansion or working capital.  If a commercial loan is secured by equipment, the maturity of a term loan will depend on the useful life of the equipment purchased, the source of repayment for the loan and the purpose of the loan.  We generally obtain personal guarantees on our commercial loans.

Our commercial lines of credit are typically adjustable rate lines, indexed to the prime interest rate.  Generally, our commercial lines of credit are secured by business assets or other collateral, and generally payable on-demand pursuant to an annual review.  Since the commercial lines of credit may expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements.

Tax-exempt Municipal and Commercial Loans

Tax-exempt municipal and commercial loans are a small component of our commercial loan product segment.  At December 31, 2014, loans outstandings in this category were $7.2 million or 3.9% of our total commercial loan portfolio.

We make municipal loans to local governments and municipalities for the purposes of either tax anticipation or for small spending projects, including equipment acquisitions and construction projects.  Our municipal loans are generally fixed, for a term of one year or less, and are generally unsecured.  Interest earned on municipal loans is tax exempt for federal tax purposes, which enhances the overall yield on each loan.  Generally, the municipality will have a deposit relationship with us along with the lending relationship.

We also make tax-exempt loans to commercial borrowers based on obligations issued by a state or local authority to provide economic development such as the state dormitory authority.

Home Equity Loans and Junior Liens

Home equity loans and junior liens are made up of lines of credit secured by owner-occupied and non-owner occupied one- to four-family residences and second and third real estate mortgage loans.
Home equity loans and home equity lines of credit are generally underwritten using the same criteria that we use to underwrite one- to four-family residential mortgage loans.  We typically originate home equity loans and home equity lines of credit on the basis of the applicant's credit history, an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan, and the value of the collateral securing the loan.  Home equity loans are offered with fixed interest rates.  Lines of credit are offered with adjustable rates, which are indexed to the prime rate, and with a draw period of up to 10 years and a payback period of up to 20 years.  The loan-to-value ratio for our home equity loans is generally limited to 80% when combined with the first security lien, if applicable.  The loan to value of our home equity lines of credit are generally limited to 80%, unless Pathfinder Bank holds the first mortgage.  If we hold the first mortgage, we will permit a loan to value of up to 90%, and we adjust the interest rate and underwriting standards to compensate for the additional risk.

For all first lien position mortgage loans, we use outside independent appraisers.  For second position mortgage loans where we also hold the existing first mortgage, we will use the lesser of the existing appraisal amount used in underwriting the first mortgage or assessed value.  For all other second mortgage loans, we will use a third-party service which gathers all data from real property tax offices and gives the property a low, middle and high value, together with similar properties for comparison.  The middle value from the third-party service will be the value used in underwriting the loan. If the valuation method for the loan amount requested does not provide a value, or the value is not sufficient to support the loan request and it is determined that the borrower(s) are credit worthy, a full appraisal will be ordered.

Home equity loans and junior liens secured by junior mortgages have greater risk than one- to four-family residential mortgage loans secured by first mortgages.  We face the risk that the collateral will be insufficient to compensate us for loan losses and costs of foreclosure, after repayment of the senior mortgages, if applicable. When customers default on their loans, we attempt to work out the relationship in order to avoid foreclosure because the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers. Moreover, decreases in real estate values could adversely affect our ability to fully recover the loan balance in the event of a default.

Consumer Loans

We are authorized to make loans for a variety of personal and consumer purposes and consists primarily of automobile, recreational vehicles and unsecured personal loans, as well as unsecured lines of credit and loans secured by deposit accounts.  Our procedure for underwriting consumer loans includes an assessment of the applicant's credit history and ability to meet existing obligations and payments for the proposed loan, as well as an evaluation of the value of the collateral security, if any.

Consumer loans generally entail greater risk than one- to four-family residential mortgage loans, particularly in the case of loans that are unsecured or are secured by assets that tend to depreciate in value, such as automobiles. As a result, consumer loan collections are primarily dependent on the borrower's continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  In these cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan, and the remaining value often does not warrant further substantial collection efforts against the borrower.

Loan Originations, Purchases, Sales and Servicing

We benefit from a number of sources for our loan originations, including real estate broker referrals, existing customers, borrowers, builders, attorneys, and "walk-in" customers.    Our loan origination activity may be affected adversely by a rising interest rate environment which may result in decreased loan demand.  Other factors, such as the overall health of the local economy and competition from other financial institutions, can also impact our loan originations.  Although we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon borrower demand, market interest rates, borrower preference for fixed- versus adjustable-rate loans, and the interest rates offered on each type of loan by other lenders in our market area.  These lenders include commercial banks, savings institutions, credit unions, and mortgage banking companies that also actively compete for local real estate loans. Accordingly, the volume of loan originations may vary from period to period.

The majority of the fixed rate residential loans that are originated each year meet the underwriting guidelines established by Fannie Mae. While infrequent, in the past, we have sold residential mortgage loans in the secondary market, and we may do so in the future, although we continue to service loans once they are sold.

From time to time, although infrequent, we may purchase loan participations in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. We also have participated out portions of loans that exceeded our loans-to-one borrower legal lending limit and for risk diversification.  We do not purchase whole loans.

Loan Approval Procedures and Authority

Pathfinder Bank's lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by management and the board of directors.  Our policies are designed to provide loan officers with guidelines on acceptable levels of risk, given a broad range of factors.  The loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan, if applicable.

The board of directors grants loan officers individual lending authority to approve extensions of credit.  The level of authority for loan officers varies based upon the loan type, total relationship, form of collateral and risk rating of the borrower. Each loan officer is charged with the responsibility of achieving high credit standards.  Individual lending authority can be increased, suspended or removed by the board of directors, as recommended by the President or Senior Vice President and Chief Credit Officer.

If a loan is in excess of any individual loan officer's lending authority, the extension of credit must be referred to the Officer Loan Committee, which currently consists of the President (serving as chairman), the Senior Vice President and Chief Credit Officer, and the Senior Vice President and General Counsel.  The President may also appoint additional members to the Officer Loan Committee, including members of the management team and Pathfinder Bank's retail and commercial lenders.  The Officer Loan Committee has authority to approve an extension of total credit up to $1.0 million for one- to four-residential real estate loans, $1.0 million for commercial real estate loans, $1.0 million for commercial loans, $1.0 million for unrated municipal loans, $2.0 million for rated municipal loans, $1.5 million for home equity and junior liens and $1.5 million for consumer loans.  The Executive Loan Committee, which consists of all members of Pathfinder Bank's board of directors, must approve all extensions of credit in excess of the limits described above for the Officer Loan Committee.

Loans to One Borrower

Under New York law, New York savings banks are subject to  loans-to-one borrower limits, which are substantially similar as those applicable to national banks, which restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate), subject to exceptions.

Additionally, our internal loan policies limit the total related credit to be extended to any one borrower (after application of the rules of attribution), with respect to any and all loans with Pathfinder Bank to $4.5 million, subject to certain exceptions.  The indebtedness includes all credit exposure whether direct or contingent, used or unused.

ASSET QUALITY

Loan Delinquencies and Collection Procedures

When a loan becomes delinquent, we make attempts to contact the borrower to determine the cause of the delayed payments and seek a solution to permit the loan to be brought current within a reasonable period of time.  The outcome can vary with each individual borrower.  In the case of mortgage loans and consumer loans, a late notice is sent 15 days after an account becomes delinquent.  If delinquency persists, notices are sent at the 30 day delinquency mark, the 45 day delinquency mark and the 60 day delinquency mark.  We also attempt to establish telephone contact with the borrower early on in the process.  In the case of residential mortgage loans, included in every late notice is a letter that includes information regarding home-ownership counseling.  As part of a workout agreement, we will accept partial payments during the month in order to bring the account current.  If attempts to reach an agreement are unsuccessful and the customer is unable to comply with the terms of the workout agreement, we will review the account to determine if foreclosure is warranted, in which case, consistent with New York law, we send a 90 day notice of foreclosure and then a 30 day notice before legal proceedings are commenced. A consumer final demand letter is sent in the case of a consumer loan.  In the case of commercial loans and commercial mortgage loans, we follow a similar notification practice with the exception of the previously mentioned information on home-ownership counseling.  In addition, commercial loans do not require 90 day notices of foreclosure.  Generally, commercial borrowers only receive 10 day notices before legal proceedings can be commenced.  Commercial loans may experience longer workout times that may trigger a need for a loan modification that could meet the requirements of a troubled debt restructured loan.

Impaired Loans, Non-performing Loans and Troubled Debt Restructurings

The policy of Pathfinder Bank is to provide a continuous assessment of the quality of its loan portfolio through the maintenance of an internal and external loan review process. The process incorporates a loan risk grading system designed to recognize degrees of risk on individual commercial and mortgage loans in the portfolio. Management is responsible for monitoring of asset quality and risk grade designations.

We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing.  A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured.  When a loan is placed on non-accrual status, unpaid interest credited to income is reversed.  Interest received on non-accrual loans generally is applied against principal or interest if it is recognized on the cash basis method. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, generally for a minimum of six months, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Our Allowance for Loan and Lease Losses policy ("ALLL") establishes criteria for selecting loans to be measured for impairment based on the following:

Residential and Consumer Loans:

•	All loans rated substandard or worse, on nonaccrual, and above our TRC threshold balance of $300,000.
•	All Troubled Debt Restructured Loans with a threshold balance of $300,000.
•	Any other loans the Bank will be likely unable to collect all amounts of contractual interest and principal as scheduled in the loan agreements.

Commercial Lines and Loans, Commercial Real Estate and Tax-exempt loans:

•	All loans rated substandard or worse, on nonaccrual, and above our TRC threshold balance of $100,000.
•	All Troubled Debt Restructured Loans with a threshold balance of $100,000.
•	Any other loans the Bank will be likely unable to collect all amounts of contractual interest and principal as scheduled in the loan agreements.

Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses as compared to the loan carrying value.

Troubled Debt Restructurings ("TDR")

TDRs are loan restructurings in which we, for economic or legal reasons related to an existing borrower's financial difficulties, grant a concession to the debtor that we would not otherwise consider. Typically, a troubled debt restructuring involves a modification of terms of a debt, such as reduction of the stated interest rate for the remaining original life of the debt, extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk, reduction of the face amount of the debt, or reduction of accrued interest.  We consider modifications only after analyzing the borrower's current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged.  These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests.

Loans on non-accrual status at the date of modification are initially classified as non-accrual troubled debt restructurings.  Our policy provides that troubled debt restructured loans are returned to accrual status after a period of satisfactory and reasonable future payment performance under the terms of the restructuring.  Satisfactory payment performance is generally no less than six consecutive months of timely payments and demonstrated ability to continue to repay.

Foreclosed real estate

Fair values for foreclosed real estate are initially recorded based on market value evaluations by third parties, less costs to sell ("initial cost basis").  Any write-downs required when the related loan receivable is exchanged for the underlying real estate collateral at the time of transfer to foreclosed real estate are charged to the allowance for loan losses.  Values are derived from appraisals of underlying collateral or discounted cash flow analysis.  Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the initial cost basis.  In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as, changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management's plans for disposition.  Either change could result in adjustment to lower the property value estimates indicated in the appraisals.

Loan delinquencies together with properties within our Foreclosed Real Estate portfolio are reviewed monthly at the Board of Director level.

Classified Assets

Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the FDIC to be of lesser quality, as "substandard," "doubtful" or "loss."  An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected.  Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable."  Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific allowance for loan losses is not warranted.  Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as "special mention" by our management.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover losses that are both probable and reasonable to estimate.  General allowances represent allowances which have been established to cover accrued losses associated with lending activities that are both probable and reasonable to estimate, but which, unlike specific allowances, have not been allocated to particular problem assets.  When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount.  An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific allowances.

In connection with the filing of our periodic regulatory reports and in accordance with our classification of assets policy, we continuously assess the quality of our loan portfolio and we regularly review the problem loans in our loan portfolio to determine whether any loans require classification in accordance with applicable regulations.  Loans are listed on the "watch list" initially because of emerging financial weaknesses even though the loan is currently performing in accordance with its terms, or delinquency status, or if the loan possesses weaknesses although currently performing.  Management reviews the status of our loan portfolio delinquencies, by loan types, with the full board of directors on a monthly basis.  Individual classified loan relationships are discussed as warranted. If a loan deteriorates in asset quality, the classification is changed to "special mention,"  "substandard,"  "doubtful" or "loss" depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on nonaccrual status and classified "substandard."

We also employ a risk grading system for our loans to help assure that we are not taking unnecessary and/or unmanageable risk.  The primary objective of the loan risk grading system is to establish a method of assessing credit risk to further enable management to measure loan portfolio quality and the adequacy of the allowance for loan losses.  Further, we contract with an external loan review firm to complete a credit risk assessment of the loan portfolio on a regular basis to help determine the current level and direction of our credit risk.  The external loan review firm communicates the results of their findings to the Executive Loan Committee in writing and by periodically attending the Executive Loan Committee meetings. Any material issues discovered in an external loan review are also communicated immediately to the President of Pathfinder Bank.  See Note 5 to the consolidated financial statements for further details on the Company's credit quality indicators that define our risk grading system.

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of losses inherent in the loan portfolio as of the date of the statement of condition and it is recorded as a reduction of loans.  The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated.  Management performs a quarterly evaluation of the adequacy of the allowance.  The allowance is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries.  Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.  All or part of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all or part of the principal balance is highly unlikely.  Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, unless productive collection efforts are providing results.  Consumer loans may be charged off earlier in the event of bankruptcy, or if there is an amount that is deemed uncollectible.  No portion of the allowance for loan losses is restricted to any individual loan type and the entire allowance is available to absorb any and all loan losses.

The allowance is based on three major components which are: (i) specific components for larger loans, (ii) recent historical losses and several qualitative factors applied to a general pool of loans, and (iii) an unallocated component.

The first component is the specific allowance that relates to loans that are classified as impaired.  For these loans, an allowance is established when the discounted cash flows or collateral value of the impaired loan are lower than the carrying value of the loan.  A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Impairment is measured by either the present value of the expected future cash flows discounted at the loan's effective interest rate or the fair value of the underlying collateral if the loan is collateral dependent.  The majority of our loans utilize the fair value of the underlying collateral.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and shortfalls on a case-by case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length and reason for the delay, the borrower's prior payment record and the amount of shortfall in relation to what is owed.

The second component is the general allowance which covers pools of loans, by loan class, not considered impaired, smaller balance homogenous loans, such as residential real estate, home equity and other consumer loans.  These pools of loans are evaluated for loss exposure first based on historical loss rates for each of these categories of loans. The ratio of net charge-offs to loans outstanding within each loan class over the most recent eight quarters, lagged by one quarter, is used to generate the historical loss rates.  In addition, qualitative factors are added to the historical loss rates in arriving at the total allowance for loan losses needed for this general pool of loans.  The qualitative factors include changes in national and local economic trends, the rate of growth in the portfolio, trends of delinquencies and nonaccrual balances, changes in loan policy, and changes in lending management experience and related staffing.  Each factor is assigned a value to reflect improving, stable or declining conditions based on management's best judgment using relevant information available at the time of the evaluation.  These qualitative factors, applied to each product class, make the evaluation inherently subjective, as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The third component is the unallocated allowance which is maintained to cover uncertainties that could affect management's estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio, and generally comprises less than 10% of the total allowance for loan losses.

When a loan is determined to be impaired, we will reevaluate the collateral which secures the loan. For real estate loans, we will obtain a new appraisal or broker's opinion, whichever is considered to provide the most accurate value in the event of sale. An evaluation of equipment held as collateral will be obtained from a firm able to provide such an evaluation. Collateral will be inspected not less than annually for all impaired loans and will be reevaluated not less than every two years.  Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value.  The discounts also include estimated costs to sell the property. For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower's financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices.  Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.
Large groups of homogeneous loans are collectively evaluated for impairment.  Accordingly, we do not separately identify individual residential mortgage loans of less than $300,000, home equity and other consumer loans for impairment disclosures, unless such loans are related to borrowers with impaired commercial loans or they are the subject to a troubled debt restructuring agreement and the loan has a carrying value in excess of $300,000.

In addition, the FDIC and NYSDFS, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.  Based on management's comprehensive analysis of the loan portfolio, we believe the current level of the allowance for loan losses is adequate.

INVESTMENT ACTIVITIES

Our investment policy is established by the board of directors. Our investment policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management. The Asset Liability Management Committee of the board of directors acts in the capacity of an investment committee and is responsible for overseeing our investment program and evaluating on an ongoing basis our investment policy and objectives. Our President and Chief Financial Officer have the authority to purchase securities within specific guidelines established by the investment policy. All transactions are reviewed by the board of directors at its regular meeting.

All investment securities must meet regulatory guidelines and be permissible bank investments, including United States Government obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLBNY, certificates of deposit at federally insured institutions, and federal funds.  Within certain regulatory limits, we may also invest a portion of our assets in mutual funds, equity securities and investment grade corporate debt securities.  As part of our membership in the FHLBNY, we are required to maintain an investment in FHLBNY stock.

All securities purchased will be classified at the time of purchase as either held-to-maturity or available-for-sale. We do not maintain a trading account. Securities purchased with the intent and ability to hold until maturity will be classified as held-to-maturity. Securities placed in the held-to-maturity category will be accounted for at amortized cost.

Securities that do not qualify or are not categorized as held-to-maturity are classified as available-for-sale. This classification includes securities that may be sold in response to changes in interest rates, the security's prepayment risk, liquidity needs, the availability of and the yield on alternative investments, and funding sources and terms. These securities are reported at fair value, which is determined on a monthly basis.  Unrealized gains and losses are reported as a separate component of capital, net of tax. The aggregate change in value of the portfolio is reported to the board of directors monthly.

The general objectives of the investment portfolio are to assist in the overall interest rate risk management of Pathfinder Bank, generate a reasonable rate of return consistent with the safety of principal, provide a source of liquidity, minimize our tax liability, and mitigate our interest rate and credit risk. We purchase securities to provide necessary liquidity for day-to-day operations and when investable funds exceed loan demand. The effect that the proposed security would have on our credit and interest rate risk and risk-based equity is also considered.

Securities classified as held to maturity, other than mortgage-backed securities and collateralized mortgage obligations consists primarily of state and political subdivision securities, and to a lesser extent, federal agency obligations and corporate securities.  Our securities classified as available-for-sale consists primarily of corporate securities and federal agency obligations, which include Federal Farm Credit Bank notes, FHLBNY notes, Fannie Mae notes and Freddie Mac notes.  For a discussion on mortgage backed securities, see "—Mortgage-Backed Securities and Collateralized Mortgage Obligations."

Included within the available for sale portfolio are three mutual fund positions.  The first is a mutual fund backed by adjustable rate mortgage-backed securities and cash equivalents. The second is a mutual fund consisting primarily of investment grade dividend-paying common stocks of large capitalization companies, i.e., companies with market capitalization in excess of $5.0 billion.   The third mutual fund, the Financial Institutions Fund, LLC, invests primarily in equity securities issued by community banks and thrift institutions and holding companies of such banks and thrifts located principally in the Northeastern United States.  The fund invests in banks and thrifts with less than $5.0 billion in assets that are high performing or ones that represent potential acquisition targets or are strategically located in a market where a major competitor was recently acquired by a larger institution.

We also have an investment in FHLBNY stock which is classified separately from securities due to the restrictions on sale or transfer.  For further information regarding our securities portfolio, see Note 4 to the consolidated financial statements.

MORTGAGE-BACKED SECURITIES AND COLLATERALIZED MORTGAGE OBLIGATIONS

We purchase mortgage-backed securities and collateralized mortgage obligations guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. We invest in mortgage-backed securities and collateralized mortgage obligations to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk. We regularly monitor the credit quality of this portfolio.

Mortgage-backed securities and collateralized mortgage obligations are created by pooling mortgages and issuing a security with an interest rate which is less than the interest rate on the underlying mortgages. These securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we focus our investments on mortgage related securities backed by one- to four-family real estate loans. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Pathfinder Bank, and in the case of government agency sponsored issues, guarantee the payment of principal and interest to investors. Mortgage-backed securities and collateralized mortgage obligations generally yield less than the loans that underlie such securities because of the cost of payment guarantees, if any, and credit enhancements. These fixed-rate securities are usually more liquid than individual mortgage loans.

Investments in collateralized mortgage obligations involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities.  There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer.  In addition, the market value of such securities may be adversely affected in a rising interest rate environment, particularly since all of our collateralized mortgage obligations have a fixed rate of interest.  The relatively short weighted average remaining life of our collateralized mortgage obligation portfolio mitigates our potential risk of loss in a rising interest rate environment.

SOURCES OF FUNDS

General

Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also rely on advances from the FHLBNY and CDARS as a form of brokered deposits. In addition to deposits and borrowings, we derive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on interest-earning assets. While scheduled loan payments and income on interest-earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing market interest rates, economic conditions and competition from other financial institutions.

Deposits

A majority of our depositors are persons or businesses who work or reside or operate in Oswego and Onondaga Counties. We offer a variety of deposits, including checking, savings, money market deposit accounts, and certificates of deposit.  Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We establish interest rates, maturity terms, service fees and withdrawal penalties on a periodic basis. Management determines the rates and terms based on rates paid by competitors, our need for funds or liquidity, overall growth goals and federal and state regulations.  The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in generating deposits and to respond with flexibility to changes in our customers' demands. We believe that deposits are a stable source of funds, but our ability to attract and maintain deposits at favorable rates will be affected by market conditions, including competition and prevailing interest rates. In addition, Pathfinder Commercial Bank holds municipal deposits, which have been a more volatile source of funds for Pathfinder Bank.

The CDARS is a form of brokered deposit program in which we have been a participant since 2009. In addition to offering depositors enhanced FDIC insurance coverage, being a participant in CDARS allows us to fund our balance sheet through CDARS' One-Way Buy program. This program uses a competitive bid process for available deposits at specified terms.  These deposits work well for us because of their weekly availability, coupled with their short term, which allows us to more closely mirror our funding needs.   We believe this arrangement is a viable source of funding provided that we maintain our "well-capitalized" status.

Borrowings

We may obtain advances primarily from the FHLBNY utilizing the security of the common stock we own in the FHLBNY and qualifying residential mortgage loans as collateral, provided certain standards related to creditworthiness are met.  These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. FHLBNY advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.

SUPERVISION AND REGULATION

General
Pathfinder Bank is a New York-chartered stock savings bank and the Company is a Maryland corporation and a registered bank holding company. Pathfinder Bank's deposits are insured up to applicable limits by the FDIC. Pathfinder Bank is subject to extensive regulation by the New York State Department of Financial Services ("NYSDFS"), as its chartering agency, and by the FDIC, its primary federal regulator and deposit insurer. Pathfinder Bank is required to file reports with, and is periodically examined by, the FDIC and the NYSDFS concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. As a registered bank holding company, the Company is regulated by the Federal Reserve Board.

The regulatory and supervisory structure establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and the deposit insurance funds, rather than for the protection of shareholders and creditors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies concerning the establishment of deposit insurance assessment fees, classification of assets and establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the New York legislature, the NYSDFS, the FDIC, the Federal Reserve Board or the United States Congress, could have a material adverse impact on the financial condition and results of operations of the Company and Pathfinder Bank. As is further described below, the Dodd-Frank Act has significantly changed the bank regulatory structure and may affect the lending, investment and general operating activities of depository institutions and their holding companies.

Set forth below is a summary of certain material statutory and regulatory requirements applicable to the Company and Pathfinder Bank. The summary is not intended to be a complete description of such statutes and regulations and their effects on the Company and Pathfinder Bank.

The Dodd-Frank Act

The Dodd-Frank Act significantly changed bank regulation and has affected the lending, investment, trading and operating activities of depository institutions and their holding companies. The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with extensive powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices.  The Consumer Financial Protection Bureau also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets, such as Pathfinder Bank, will continue to be examined by their applicable federal bank regulators.  The Dodd-Frank Act also gave state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd-Frank Act broadened the base for FDIC assessments for deposit insurance and permanently increased the maximum amount of deposit insurance to $250,000 per depositor.  The Dodd-Frank Act also, among other things, requires originators of certain securitized loans to retain a portion of the credit risk, stipulates regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations.  The Dodd-Frank Act increased the ability of shareholders to influence boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so-called "golden parachute" payments. The Dodd-Frank Act also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to company executives, regardless of whether the company is publicly traded or not.

Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates or require the implementing regulations and, therefore, their impact on our operations cannot be fully determined at this time.  However, it is likely that the Dodd-Frank Act will increase the regulatory burden, compliance costs and interest expense for Pathfinder Bank and the Company.

SBLF Participation

On September 1, 2011, we entered into a Securities Purchase Agreement with the U.S. Treasury pursuant to which we sold to the U.S. Treasury 13,000 shares of our Series B Preferred Stock, having a liquidation amount of $1,000 per share for aggregate proceeds of $13.0 million.  This transaction was entered into as part of the "Small Business Lending Fund" "SBLF").

The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, which is calculated on the aggregate liquidation amount, was initially set at 4.2% per annum based upon the level of "Qualified Small Business Lending," or "QSBL" (as defined in the Securities Purchase Agreement) by Pathfinder Bank.  The dividend rate for dividend periods subsequent to the initial period is set based upon the "Percentage Change in Qualified Lending" (as defined in the Securities Purchase Agreement) between each dividend period and the "Baseline" QSBL level.  Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, and from 1% per annum to 7% per annum for the eleventh through the first half of the nineteenth dividend periods.  If the Series B Preferred Stock remains outstanding for more than four-and-one-half years, or March 2016, the dividend rate will be fixed at 9.0% annually.  Prior to that time, in general, the dividend rate decreases as the level of Pathfinder Bank's QSBL increases.  Our dividend rate as of December 31, 2014 was 1.0%. Such dividends are not cumulative, but we may only declare and pay dividends on our common stock (or any other equity securities junior to the Series B Preferred Stock) if we have declared and paid dividends for the current dividend period on the Series B Preferred Stock.  We also are subject to other restrictions on our ability to repurchase or redeem other securities.

We may redeem the shares of Series B Preferred Stock, in whole or in part, at any time at a redemption price equal to the sum of the liquidation amount per share and the per-share amount of any unpaid dividends for the then-current period, subject to any required prior approval by the FDIC.

The SBLF requires us to file quarterly reports on QSBL lending.  We must also make outreach efforts and advertise the availability of QSBL to organizations and individuals who represent minorities, women and veterans.  We must annually certify that no business loans are made to principals of businesses who have been convicted of a sex crime against a minor.  Finally, the SBLF requires us to file quarterly, annual and other reports provided to shareholders concurrently with the U.S. Treasury.

Simultaneously with the closing of the SBLF transaction on September 1, 2011, we exited TARP.  Pursuant to our exit, we redeemed (repurchased) from the Treasury, largely using proceeds received from the issuance of the Series B Preferred Stock, all 6,771 shares of our Series A Preferred Stock, having a liquidation amount per share equal to $1,000.  On February 1, 2012, we redeemed (repurchased) a warrant to purchase 154,354 shares of our common stock, par value $0.01 per share.  The total redemption price of our TARP Series A Preferred Stock and the warrant to purchase 154,354 shares of our common stock, including all dividends paid to the Treasury, was approximately $7.3 million.

New York Bank Regulation

Pathfinder Bank derives its lending, investment, branching and other authority primarily from the applicable provisions of New York State Banking Law and the regulations of the NYSDFS, as limited by federal laws and regulations.  Under these laws and regulations, savings banks, including Pathfinder Bank, may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies, certain types of corporate equity securities and certain other assets.  Under the statutory authority for investing in equity securities, a savings bank may invest up to 7.5% of its assets in corporate stock, with an overall limit of 5% of its assets invested in common stock.  Investment in the stock of a single corporation is limited to the lesser of 2% of the outstanding stock of such corporation or 1% of the savings bank's assets, except as set forth below.  Such equity securities must meet certain earnings ratios and other tests of financial performance.  A savings bank's lending powers are not subject to percentage of assets limitations, although there are limits applicable to single borrowers.  A savings bank may also, pursuant to the "leeway" power, make investments not otherwise permitted under the New York State Banking Law.  This power permits investments in otherwise impermissible investments of up to 1% of assets in any single investment, subject to certain restrictions and to an aggregate limit for all such investments of up to 5% of assets.  Additionally, in lieu of investing in such securities in accordance with and reliance upon the specific investment authority set forth in the New York State Banking Law, savings banks are authorized to elect to invest under a "prudent person" standard in a wider range of investment securities as compared to the types of investments permissible under such specific investment authority.  However, in the event a savings bank elects to utilize the "prudent person" standard, it will be unable to avail itself of the other provisions of the New York State Banking Law and regulations which set forth specific investment authority.  Pathfinder Bank has not elected to conduct its investment activities under the "prudent person" standard. A savings bank may also exercise trust powers upon approval of the NYSDFS.  Pathfinder Bank does not presently have trust powers.

New York State chartered savings banks may also invest in subsidiaries under their service corporation investment authority.  A savings bank may use this power to invest in corporations that engage in various activities authorized for savings banks, plus any additional activities that may be authorized by the NYSDFS.  Investment by a savings bank in the stock, capital notes and debentures of its service corporations is limited to 3% of the bank's assets, and such investments, together with the bank's loans to its service corporations, may not exceed 10% of the savings bank's assets.

Furthermore, New York banking regulations impose requirements on loans which a bank may make to its executive officers and directors and to certain corporations or partnerships in which such persons have equity interests.  These requirements include that (i) certain loans must be approved in advance by a majority of the entire board of directors and the interested party must abstain from participating directly or indirectly in voting on such loan, (ii) the loan must be on terms that are not more favorable than those offered to unaffiliated third parties, and (iii) the loan must not involve more than a normal risk of repayment or present other unfavorable features.

Under the New York State Banking Law, the Superintendent may issue an order to a New York State chartered banking institution to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices and to keep prescribed books and accounts.  Upon a finding by the NYSDFS that any director, trustee or officer of any banking organization has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the banking organization after having been notified by the Superintendent to discontinue such practices, such director, trustee or officer may be removed from office after notice and an opportunity to be heard.  Pathfinder Bank does not know of any past or current practice, condition or violation that may lead to any proceeding by the Superintendent or the NYSDFS against Pathfinder Bank or any of its directors or officers.

New York State Community Reinvestment Regulation

Pathfinder Bank is also subject to provisions of the New York State Banking Law which imposes continuing and affirmative obligations upon banking institutions organized in New York State to serve the credit needs of its local community ("NYCRA") which are substantially similar to those imposed by the Federal Community Reinvestment Act.  Pursuant to the NYCRA, a bank must file an annual NYCRA report and copies of all federal CRA reports with the NYSDFS  The NYCRA requires the NYSDFS to make a biennial written assessment of a bank's compliance with the NYCRA, utilizing a four-tiered rating system and make such assessment available to the public.  The NYCRA also requires the Superintendent to consider a bank's NYCRA rating when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. Pathfinder Bank's NYCRA most recent rating, dated December 31, 2012, was "satisfactory."

Federal Regulations

Capital Requirements. Under the FDIC's regulations, federally insured state-chartered banks that are not members of the Federal Reserve System ("state non-member banks"), such as Pathfinder Bank, are required to comply with minimum leverage capital requirements. For an institution not anticipating or experiencing significant growth and deemed by the FDIC to be, in general, a strong banking organization rated composite 1 under Uniform Financial Institutions Ranking System, the minimum capital leverage requirement in 2014 was a ratio of Tier 1 capital to total assets of 3.0%. For all other institutions, the minimum leverage capital ratio was not less than 4.0%. Tier 1 capital is the sum of common shareholder's equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

FDIC regulations also require state non-member banks to maintain certain ratios of regulatory capital to regulatory risk-weighted assets, or "risk-based capital ratios." Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0.0% to 200.0%. During 2014, state non-member banks were required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%, of which at least one-half must have been Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock, subordinated debentures and certain other capital instruments, and a portion of the net unrealized gain on equity securities.

In July, 2013, the FDIC and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets, to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies ("banking organizations").  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), sets a uniform minimum Tier 1 leverage ratio of 4.0%, increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets.  The final rule became effective for us on January 1, 2015. The capital conservation buffer requirement is being phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings, compensation, fees and benefits and, more recently, safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Business and Investment Activities.  Under federal law, all state-chartered FDIC-insured banks, including savings banks, have been limited in their activities as principal and in their equity investments to the type and the amount authorized for national banks, notwithstanding state law. Federal law permits exceptions to these limitations. For example, certain state-chartered savings banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is the lesser of 100.0% of Tier 1 capital or the maximum amount permitted by New York law.

The FDIC is also authorized to permit state banks to engage in state authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the FDIC insurance fund. The FDIC has adopted regulations governing the procedures for institutions seeking approval to engage in such activities or investments. The Gramm-Leach-Bliley Act of 1999 specified that a state bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a "financial subsidiary," if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The FDIC has adopted regulations to implement the prompt corrective action legislation. In 2014, an institution was deemed to be "well capitalized" if it had a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution was "adequately capitalized" if it had a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and generally a leverage ratio of 4.0% or greater. An institution was "undercapitalized" if it had a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or generally a leverage ratio of less than 4.0%. An institution was deemed to be "significantly undercapitalized" if it had a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution was considered to be "critically undercapitalized" if it had a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

"Undercapitalized" banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank's compliance with such a plan must be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution's total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" banks must comply with one or more of a number of additional measures, including, but not limited to, a required sale of sufficient voting stock to become adequately capitalized, a requirement to reduce total assets, cessation of taking deposits from correspondent banks, the dismissal of directors or officers and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. "Critically undercapitalized" institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after being designated "critically undercapitalized."

The previously mentioned final regulatory capital rule that increases regulatory capital requirements adjusted the prompt corrective action categories accordingly effective January 1, 2015.  Under the revised requirements, an institution must meet the following in order to be classified as "well capitalized":  (1) a common equity Tier 1 risk-based ratio of 6.5% (new standard); (2) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (3) a total risk-based ratio of 10% (unchanged) and (4) a Tier 1 leverage ratio of 5% (unchanged).

At December 31, 2014, Pathfinder Bank was well-capitalized.

Transactions with Related Parties. Transactions between a bank (and, generally, its subsidiaries) and its related parties or affiliates are limited by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank. Generally, Sections 23A and 23B of the Federal Reserve Act limit the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to 10% of such institution's capital stock and surplus and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such institution's capital stock and surplus. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar transactions. In addition, loans or other extensions of credit by the institution to the affiliate are required to be collateralized in accordance with specified requirements. The law also requires that affiliate transactions be on terms and conditions that are substantially the same, or at least as favorable to the institution, as those provided to non-affiliates.

Pathfinder Bank's authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board.  Among other things, these provisions generally require that extensions of credit to insiders:

•
be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Pathfinder Bank's capital.
In addition, extensions of credit in excess of certain limits must be approved by Pathfinder Bank's board of directors.  Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement. The FDIC has extensive enforcement authority over insured state savings banks, including Pathfinder Bank. That enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices. The FDIC also has authority under federal law to appoint a conservator or receiver for an insured bank under certain circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if the bank was "critically undercapitalized" on average during the calendar quarter beginning 270 days after the date on which the institution became "critically undercapitalized."

Federal Insurance of Deposit Accounts.  The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.

Under the FDIC's risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors.  Rates are based on each institution's risk category and certain specified risk adjustments.  Stronger institutions pay lower rates while riskier institutions pay higher rates.

In February 2011, the FDIC published a final rule under the Dodd-Frank Act to reform the deposit insurance assessment system.  The rule redefined the assessment base used for calculating deposit insurance assessments effective April 1, 2011.  Under the rule, assessments are based on an institution's average consolidated total assets minus average tangible equity, instead of total deposits.   The rule revised the assessment rate schedule to establish assessments ranging from 2.5 to 45 basis points.
In addition to the FDIC assessments, the Financing Corporation ("FICO") is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2014, the annualized Financing Corporation assessment was equal to 0.62 of a basis point of total assets less tangible capital.
The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The FDIC must seek to achieve the 1.35% ratio by June 30, 2020.  It is intended that insured institutions with assets of $10 billion or more will fund the increase.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC, and the FDIC has exercised that discretion by establishing a long-term fund ratio of 2%.
The FDIC has authority to increase insurance assessments.  Any significant increases would have an adverse effect on the operating expenses and results of operations of Pathfinder Bank.  Management cannot predict what assessment rates will be in the future.
Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.
Community Reinvestment Act. Under the CRA, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish or acquire branches and merger with other depository institutions. The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. Pathfinder Bank's latest FDIC CRA rating, dated October 9, 2012, was "satisfactory."

Federal Reserve System. The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily negotiable order of withdrawal (NOW) and regular checking accounts).  The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $89.0 million; a 10% reserve ratio is applied above $89.0 million.  The first $13.3 million of otherwise reservable balances are exempted from the reserve requirements.  The amounts are adjusted annually.  Pathfinder Bank complies with the foregoing requirements.

Federal Home Loan Bank System.  Pathfinder Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the FHLBNY, Pathfinder Bank is required to acquire and hold a specified amount of shares of capital stock in the FHLBNY.  As of December 31, 2014, Pathfinder Bank was in compliance with this requirement.

Other Regulations
Interest and other charges collected or contracted for by Pathfinder Bank are subject to state usury laws and federal laws concerning interest rates.  Pathfinder Bank's operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Pathfinder Bank also are subject to the:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•
Check Clearing for the 21st Century Act (also known as "Check 21"), which gives "substitute checks," such as digital check images and copies made from that image, the same legal standing as the original paper check;

•
USA PATRIOT Act, which requires savings banks operating to, among other things, establish broadened anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•
Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution's privacy policy and provide such customers the opportunity to "opt out" of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation
The Company, as a bank holding company, is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, as administered by the Federal Reserve Board. The Company is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval would be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company.

A bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing securities brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property under certain conditions; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings association.

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including depository institutions subsidiaries that are "well capitalized" and "well managed," to opt to become a "financial holding company." A "financial holding company" may engage in a broader array of financial activities than permitted a typical bank holding company. Such activities can include insurance underwriting and investment banking.  The Company has elected to be a "financial holding company."

The Dodd-Frank Act required the Federal Reserve Board to promulgate consolidated capital requirements for bank and savings and loan holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to their subsidiary depository institutions.  Instruments such as cumulative preferred stock and trust-preferred securities, which are currently includable as Tier 1 capital, by bank holding companies within certain limits are no longer includable as Tier 1 capital, subject to certain grandfathering.  The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act's directives as to holding company capital requirements.

In December 2014, legislation was passed by Congress that requires the Federal Reserve to revise its "Small Bank Holding Company Policy Statement" to exempt bank and savings and loan holding companies of less than $1.0 billion of consolidated assets from the consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities.  Currently, the small bank exemption applies only to bank holding companies (not savings and loan holding companies) of less than $500 million in consolidated assets.  The Federal Reserve maintains authority to apply the consolidated capital requirements to any bank or savings and loan holding company as warranted for supervisory purposes.  This legislation, when implemented by the Federal Reserve Board, may exempt the Company from the consolidated capital requirements until its consolidated assets reach $1.0 billion.

A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company's consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. The Federal Reserve Board has adopted an exception to that approval requirement for well-capitalized bank holding companies that meet certain other conditions.  The Federal Reserve Board has issued guidance which requires consultation with the Federal Reserve Board prior to a redemption or repurchase in certain circumstances.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board's policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization's capital needs, asset quality and overall financial condition. The Federal Reserve Board's policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by using available resources to provide capital funds during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of strength policy.  Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

The Federal Deposit Insurance Act makes depository institutions liable to the FDIC for losses suffered or anticipated by the insurance fund in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law could potentially apply to Pathfinder Commercial Bank.

The Company and Pathfinder Bank will be affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of the Company or Pathfinder Bank.

The Company's status as a registered bank holding company under the Bank Holding Company Act will not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

Federal Securities Laws

The Company's common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934.  We are subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933 of the Company's shares of common stock issued in the Company's stock offering does not cover the resale of those shares.  Shares of common stock purchased by persons who are not our affiliates may be resold without registration.  Shares purchased by our affiliates are subject to the resale restrictions of Rule 144 under the Securities Act of 1933.  If we meet the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of ours that complies with the other conditions of Rule 144, including those that require the affiliate's sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of our outstanding shares, or the average weekly volume of trading in the shares during the preceding four calendar weeks.  In the future, we may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. We have prepared policies, procedures and systems designed to ensure compliance with these regulations.

FEDERAL AND STATE TAXATION

Federal Taxation

General.  The Bank and the Company is subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company or the Bank..
Method of Accounting.  For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.
Bad Debt Reserves.  Prior to 1996, Pathfinder Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of tax law changes in 1996, Pathfinder Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2014, Pathfinder Bank had no reserves subject to recapture in excess of its base year reserves.

Pathfinder-Federal is required to use the specific charge-off method to account for tax bad debt deductions.

Taxable Distributions and Recapture.  Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if Pathfinder Bank failed to meet certain thrift asset and definitional tests or made certain distributions.  Tax law changes in 1996 eliminated thrift-related recapture rules.  However, under current law, pre-1988 tax bad debt reserves remain subject to recapture if Pathfinder Bank makes certain non-dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a "bank" for tax purposes.  At December 31, 2014, our total federal pre-base year bad debt reserve was approximately $1.3 million.

Alternative Minimum Tax.  The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less any available exemption.  The alternative minimum tax is imposed to the extent it exceeds the regular income tax.  Net operating losses can offset no more than 90% of alternative taxable income.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  At December 31, 2014, the Company had no such amounts available as credits for carryover.

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  As of December 31, 2014, the Company does not have a federal net operating loss carryforward.

Corporate Dividends-Received Deduction.  The Company may exclude from its federal taxable income 100% of dividends received from Pathfinder Bank as a wholly-owned subsidiary by filing consolidated tax returns.  The corporate dividends received deduction is 80% when the corporation receiving the dividend owns at least 20% of the stock of the distributing corporation.  The dividends-received deduction is 70% when the corporation receiving the dividend owns less than 20% of the distributing corporation.

State Taxation

For 2014, we are subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (i) 7.1% of Pathfinder Bank's "entire net income" allocable to New York State during the taxable year, or (ii) the applicable alternative minimum tax.  The alternative minimum tax is generally the greater of (a) 0.01% of the value of Pathfinder Bank's assets allocable to New York State with certain modifications, (b) 3% of our "alternative entire net income" allocable to New York State, or (c) $1,250.  Entire net income is similar to federal taxable income, subject to certain modifications and alternative entire net income is equal to entire net income without certain modifications.  Net operating losses arising in the current period can be carried forward to the succeeding 20 taxable years.

Effective January 1, 2015, banking corporations will be taxed under the New York State General Business Corporation Franchise Tax provisions.  The New York State tax rate on "entire net income" will be reduced from 7.1% to 6.5% effective January 1, 2016, and various modifications will be available to community banks (defined as banks with less than $8 billion in total assets) regarding deductions associated with interest income.

Our state tax returns have not been audited for the last five years.

As a Maryland business corporation, New Pathfinder is required to file an annual report with, and pay franchise taxes to, the state of Maryland.

ITEM 1A: RISK FACTORS

Not required of a smaller reporting company.

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The Company has seven offices located in Oswego County, one office in Onondaga County, and a business banking office located in Syracuse, New York.  Management believes that the Bank's facilities are adequate for the business conducted. The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 2014.  The aggregate net book value of the Bank's premises and equipment was $13.2 million at December 31, 2014.  For additional information regarding the Bank's properties, see Notes 8 and 16 to the Consolidated Financial Statements.

LOCATION	OPENING DATE	OWNED/LEASED
Main Office	1874	Owned
214 West First Street
Oswego, New York 13126

Plaza Branch	1989	Owned (1)
Route 104, Ames Plaza
Oswego, New York 13126

Mexico Branch	1978	Owned
Norman & Main Streets
Mexico, New York 13114

Oswego East Branch	1994	Owned
34 East Bridge Street
Oswego, New York 13126

Lacona Branch	2002	Owned
1897 Harwood Drive
Lacona, New York 13083

Fulton Branch	2003	Owned (2)
5 West First Street South
Fulton, New York 13069

Central Square Branch	2005	Owned
3025 East Ave
Central Square, New York 13036

Cicero Branch	2011	Owned
6194 State Route 31
Cicero, New York 13039

Syracuse Business Banking Office	2014	Leased (3)
302-310 South Salina Street
Syracuse, New York 13202

(1) The building is owned; the underlying land is leased with an annual rent of $26,400.
(2) The building is owned; the underlying land is leased with an annual rent of $33,000.
(3) The premises are leased with an annual rent of $58,000.

ITEM 3: LEGAL PROCEEDINGS

There are various claims and lawsuits to which the Company is periodically involved that are incidental to the Company's business.  In the opinion of management, such claims and lawsuits in the aggregate are not expected to have a material adverse impact on the Company's consolidated financial condition and results of operations.

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable

PART  II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock commenced trading on the NASDAQ Capital Market on October 17, 2014 under the symbol "PBHC" following the completion of the Conversion and Offering.  Prior to that date, the common stock of Pathfinder-Federal, the Company's predecessor, had traded on the NASDAQ Capital Market.

There were 774 shareholders of record as of March 17, 2015.  The following table sets forth the high and low closing bid prices and dividends paid per share of common stock for the periods indicated.  The stock prices prior to October 17, 2014 have been adjusted by the exchange ratio of 1.6472 used in the Conversion and Offering.  The dividends paid have not been adjusted by the exchange ratio.

	Price per share		Dividend
Quarter Ended:	High	Low	Paid
December 31, 2014	$10.20	$9.45	$0.03
September 30, 2014	$9.22	$8.57	$0.03
June 30, 2014	$9.29	$8.75	$0.03
March 31, 2014	$8.76	$8.20	$0.03
December 31, 2013	$8.52	$7.76	$0.03
September 30, 2013	$9.71	$7.57	$0.03
June 30, 2013	$9.56	$6.92	$0.03
March 31, 2013	$7.92	$6.25	$0.03

Equity Compensation Plan Information

The following table provides information as of December 31, 2014 with respect to shares of common stock that may be issued under the Company's existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	170,000	$5.75	64,000
Equity compensation plans not approved by security holders	-	-	-
Total	170,000	$5.75	64,000

Dividends and Dividend History

The Company (and its predecessor) has historically paid regular quarterly cash dividends on its common stock.  The Board of Directors presently intends to continue the payment of regular quarterly cash dividends, subject to the need for those funds for debt service and other purposes.  Payment of dividends on the common stock is subject to determination and declaration by the Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, Pathfinder Bank and its subsidiaries' results of operations and financial condition, tax considerations, and general economic conditions.  More details are included within the section titled Regulation and Supervision.

There were no stock repurchases in the three month period ended December 31, 2014.

ITEM 6: SELECTED FINANCIAL DATA

The following selected consolidated financial data sets forth certain financial highlights of the Company and should be read in conjunction with the consolidated financial statements and related notes, and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere  in this annual report on  Form 10-K.

	For the years ended December 31,
	2014	2013	2012	2011	2010
Year End (In thousands)
Total assets	$561,024	$503,793	$477,796	$442,980	$408,545
Investment securities available for sale	88,073	80,959	108,339	100,395	85,327
Investment securities held to maturity	40,875	34,412	-	-	-
Loans receivable, net	382,189	336,592	329,247	300,770	281,648
Deposits	415,568	410,140	391,805	366,129	326,502
Advances or borrowings	66,100	40,853	34,964	26,074	41,000
Shareholders' Equity	69,204	43,070	40,747	37,841	30,592

For the Year (In thousands)
Total interest income	$19,699	$18,883	$18,765	$18,604	$18,139
Total interest expense	2,614	3,264	3,908	4,341	4,808
Net interest income	17,085	15,619	14,857	14,263	13,331
Provision for loan losses	1,205	1,032	825	940	1,050
Net interest income after provision for loan losses	15,880	14,587	14,032	13,323	12,281
Total noninterest income	3,759	3,416	3,063	3,192	3,020
Total noninterest expense	15,685	14,751	13,518	13,148	11,789
Net income before income taxes	3,954	3,252	3,577	3,367	3,512
Income tax expense	1,153	847	929	1,044	1,007
Net income (loss) attributable to noncontrolling interest	56	(1)	-	-	-
Net income	$2,745	$2,406	$2,648	$2,323	$2,505

Per Share
Income per share – basic (a)	$0.64	$0.58	$0.53	$0.32	$0.50
Income per share – diluted (a)	$0.63	$0.58	$0.53	$0.32	$0.50
Book value per common share	12.82	11.33	10.60	9.49	9.81
Tangible book value per common share	11.78	10.16	9.13	8.02	8.26
Cash dividends declared	0.12	0.12	0.12	0.12	0.12

Performance Ratios
Return on average assets	0.51%	0.48%	0.57%	0.55%	0.64%
Return on average equity	5.50	5.86	6.68	6.75	8.07
Average equity to average assets	9.27	8.24	8.48	8.21	7.89
Shareholders' Equity to total assets at end of period	12.26	8.55	8.53	8.54	7.49
Net interest rate spread	3.31	3.23	3.28	3.52	3.47
Net interest margin	3.40	3.34	3.41	3.66	3.61
Average interest-earning assets to average interest-bearing liabilities	117.88	115.85	113.89	112.22	110.84
Noninterest expense to average assets	2.92	2.96	2.89	3.14	3.00
Efficiency ratio (b)	76.51	79.14	75.53	77.56	71.95
Dividend payout ratio (c)	13.89	12.47	11.37	12.87	11.90
Return on average common equity	7.45	8.58	8.26	5.09	8.20

Asset Quality Ratios
Nonperforming loans as a percent of total loans	1.61%	1.57%	1.66%	1.55%	2.08%
Nonperforming assets as a percent of total assets	1.16	1.18	1.25	1.19	1.54
Allowance for loan losses to loans receivable	1.38	1.48	1.35	1.31	1.28
Allowance for loan losses as a percent of nonperforming loans	85.50	94.22	81.13	84.18	61.58

Regulatory Capital Ratios (Bank Only)
Total capital (to risk-weighted assets)	16.60%	14.13%	14.20%	14.94%	13.50%
Tier 1 capital (to risk-weighted assets)	15.31	12.82	12.90	13.66	12.24
Tier 1 capital (to adjusted assets)	10.55	8.72	8.80	9.37	8.11

Number of:
Banking offices	9	8	8	8	7
Fulltime equivalent employees	122	112	110	110	105

(a)	Adjusted to reflect the 1.6472 exchange ratio used in the conversion.
(b)
The efficiency ratio is calculated as noninterest expense, including regulatory assessments, divided by the sum of net interest income and noninterest income excluding net gains on sales, redemptions and impairment of investment securities and net gains (losses) on sales of loans and foreclosed real estate.

(c)
The dividend payout ratio is calculated using dividends declared and not waived by Pathfinder Bancorp, MHC for periods prior to the Conversion and Offering that occurred on October 16, 2014, divided by net income.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Throughout Management's Discussion and Analysis ("MD&A") the term, "the Company", refers to the consolidated entity of Pathfinder Bancorp, Inc.  Pathfinder Bank and Pathfinder Statutory Trust II are wholly owned subsidiaries of Pathfinder Bancorp, Inc., however, Pathfinder Statutory Trust II is not consolidated for reporting purposes (see Note 11 of the consolidated financial statements).  Pathfinder Commercial Bank, Pathfinder REIT, Inc., Pathfinder Risk Management Company, Inc., and Whispering Oaks Development Corp. are wholly owned subsidiaries of Pathfinder Bank.  At December 31, 2013, Pathfinder Bancorp, M.H.C, the Company's mutual holding company parent, whose activities are not included in the consolidated financial statements or the MD&A, held 60.4% of the Company's outstanding common stock and the public held 39.6% of the outstanding common stock.

On October 16, 2014, Pathfinder Bancorp, MHC converted from the mutual to stock form of organization.  In connection with the Conversion, the 60.4% of outstanding shares of Pathfinder-Federal, Company's predecessor, owned by Pathfinder Bancorp, MHC were sold to depositors of the Bank (the "Offering").  Upon completion of the Conversion and Offering, the Company sold 2,636,053 of common stock to depositors at $10.00 per share.  Shareholders of the Company received 1.6472 shares of the Company's common stock for each share of Pathfinder-Federal common stock they owned immediately prior to completion of the transaction.  Cash in lieu of fractional shares was paid based on the offering price of $10.00 per share. Common shares held by the Pathfinder-Federal ESOP prior to the Conversion were also exchanged using the Conversion ratio of 1.6472.  Following the completion of the Conversion and Offering, the Pathfinder-Federal was succeeded by the Company, a new, fully public Maryland corporation with the same name.  Accordingly, Pathfinder Bancorp, MHC ceased to exist.  As a result of the offering and the exchange of shares, the Company has 4,352,203 shares outstanding.

Our business strategy has been to transition from a traditional savings bank primarily focused on originating one- to four-family residential real estate loans to a more diversified loan composition similar to a commercial bank, while at the same time, maintaining our high standards of customer service and convenience. We have emphasized developing our business banking by offering products that are attractive to small businesses in our market area.  Notwithstanding, a significant portion of our lending activity has been, and will continue to be, the origination of one- to four-family residential real estate loans. Highlights of our business strategy are as follows:

•
Expanding our business banking. We have increased our emphasis on servicing the needs of small businesses in our market area. We intend to use our branch office network and experienced commercial deposit specialists to provide convenient commercial loan and deposit products and services to business customers, including merchant and remote deposit capture services. We believe that by developing our commercial relationships with small businesses we will be able to offer a variety of services and deposit products that will provide a growing source of fee income to Pathfinder Bank. We have introduced new products and services in order to attract new business customers, and we will continue to expand our products to help meet the needs of our business customers.

•
Continuing our emphasis on commercial business and commercial real estate lending. In recent years, we have sought to significantly increase our commercial business and commercial real estate lending, consistent with safe and sound underwriting practices. In this regard, we have added personnel who are experienced in originating and servicing commercial real estate and commercial business loans. We view the growth of our commercial business and commercial real estate loans as a means of diversifying and increasing our interest income and establishing relationships with local businesses, which offer a recurring and potentially broader source of fee income and deposits than traditional one- to four-family residential real estate lending.  We anticipate that our emphasis on commercial business and commercial real estate lending will complement our traditional one- to four-family residential real estate lending.

•
Diversifying our products and services with a goal of increasing non-interest income over time. We have sought to reduce our dependence on net interest income by increasing the fee income for services we provide. We offer property and casualty, life and health insurance through our subsidiary, Pathfinder Risk Management Company, Inc., and its insurance agency subsidiary, the FitzGibbons Agency, LLC.  Additionally, Pathfinder Bank's investment services provides brokerage services for purchasing stocks, bonds, mutual funds, annuities, and long-term care products.  We intend to gradually grow these businesses in the years ahead.  We have already added personnel for Pathfinder Bank's investment services.  We believe that there will be opportunities to cross-sell these products to our deposit and borrower customers which may increase our non-interest income.

•
Continuing to grow our customer relationships and deposit base by expanding our branch network. As conditions permit, we will expand our branch network through a combination of de novo branching and acquisitions of branches or other financial services companies.  We believe that as we expand our branch network, our customer relationships and deposit base will continue to grow. As we continue to grow our lending operations in Onondaga County, we anticipate opening additional branches in Onondaga County based on customer demand. As we expand our branch network, we expect our deposit base in Onondaga County to increase.  We do not currently have any agreements or understandings regarding specific de novo branches or acquisitions.  Additionally, we have committed significant resources to establish a banking platform to accommodate future growth by upgrading our information technology, maintaining a robust risk management and compliance staff, hiring additional commercial lenders and credit analysts, and upgrading our physical infrastructure. We believe that these investments will enable us to achieve operational efficiencies with minimal additional investments, while providing increased convenience for our customers.

•
Utilizing the net proceeds from the conversion to continue the controlled growth of Pathfinder Bank. In 2009, we sold $6.7 million of Series A Preferred Stock to the U.S. Treasury as part of the Troubled Asset Relief Program ("TARP"). In September 2011, we replaced the Series A Preferred Stock with $13.0 million in gross proceeds from the sale of Series B Preferred Stock to the U.S. Treasury as part of the Small Business Lending Fund ("SBLF").  At December 31, 2014, the Series B Preferred Stock had an annual dividend rate of 1.0% which will increase to 9.0% in March 2016.  We have used the proceeds from the sale of preferred stock to provide capital for asset growth and increased lending. We believe that we can successfully utilize the net proceeds from the conversion to continue our asset growth and create a banking platform that will improve our profitability and create operational efficiencies for Pathfinder Bank.

•
Providing quality customer service. Our strategy emphasizes providing quality customer service delivered through our branch network and meeting the financial needs of our customer base by offering a full complement of loan, deposit and online banking solutions (i.e., internet banking).  Our competitive advantage is our ability to make decisions, such as approving loans, more quickly than our larger competitors. Customers enjoy, and will continue to enjoy, access to senior executives and local decision makers at Pathfinder Bank and the flexibility it brings to their businesses.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow practices within the banking industry.  Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes.  These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments.  Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.  Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value or when an asset or liability needs to be recorded contingent upon a future event.  Carrying assets and liabilities at fair value inherently results in more financial statement volatility.  The fair values, and information used to record valuation adjustments for certain assets and liabilities, are based on quoted market prices or are provided by other third-party sources, when available.  When third party information is not available, valuation adjustments are estimated in good faith by management.

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements.  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the allowance for loan losses, deferred income taxes, pension obligations, the evaluation of investment securities for other than temporary impairment, the annual evaluation of the Company's goodwill for possible impairment, and the estimation of fair values for accounting and disclosure purposes to be the accounting areas that require the most subjective and complex judgments.  These areas could be the most subject to revision as new information becomes available.

Allowance for Loan Losses. The allowance for loan losses represents management's estimate of probable loan losses inherent in the loan portfolio.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment on the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and environmental factors, all of which may be susceptible to significant change.  The Company establishes a specific allowance for all commercial loans in excess of the total related credit threshold of $100,000 and single borrower residential mortgage loans in excess of the total related credit threshold of $300,000 identified as being impaired which are on nonaccrual and have been risk rated under the Company's risk rating system as substandard, doubtful, or loss. In addition, an accruing substandard loan could be identified as being impaired.  The measurement of impaired loans is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral, less costs to sell.  The majority of the Company's impaired loans are collateral-dependent.  For all other loans, the Company uses the general allocation methodology that establishes an allowance to estimate the probable incurred loss for each risk-rating category.  The loan portfolio also represents the largest asset type on the consolidated statement of condition.  Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in this report.

Deferred Income Tax Assets and Liabilities.  Deferred income tax assets and liabilities are determined using the liability method.  Under this method, the net deferred tax asset or liability is recognized for the future tax consequences.  This is attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating and capital loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The affect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  If current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established.  The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.  A valuation allowance of $458,000 was maintained at December 31, 2014, as management believes it may not generate sufficient capital gains to offset its capital loss carry forward.  The Company's effective tax rate differs from the statutory rate due primarily to non-taxable interest income and bank owned life insurance.

Pension Obligations.  Pension and postretirement benefit plan liabilities benefits and expenses are based upon actuarial assumptions of future events, including fair value of plan assets, interest rates, and the length of time the Company will have to provide those benefits.  The assumptions used by management are discussed in Note 12 to the Notes to Consolidated Financial Statements contained herein.

Evaluation of Investment Securities for Other-Than-Temporary-Impairment ("OTTI"). The Company carries all of its available-for-sale investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to shareholders' equity and included in accumulated other comprehensive income (loss), except for the credit-related portion of debt security impairment losses and OTTI of equity securities which are charged to earnings.  The Company's ability to fully realize the value of its investments in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.  In evaluating the debt security (both available-for-sale and held-to-maturity) portfolio for other-than-temporary impairment losses, management considers (1) if we intend to sell the security before recovery of its amortized cost; (2) if it is "more likely than not" we will be required to sell the security before recovery of its amortized cost basis; or (3) if the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. When the fair value of a held-to-maturity or available-for-sale security is less than its amortized cost basis, an assessment is made as to whether OTTI is present.  The Company considers numerous factors when determining whether a potential OTTI exists and the period over which the debt security is expected to recover.  The principal factors considered are (1) the length of time and the extent to which the fair value has been less than the amortized cost basis, (2) the financial condition of the issuer and (guarantor, if any) and adverse conditions specifically related to the security, industry or geographic area, (3) failure of the issuer of the security to make scheduled interest or principal payments, (4) any changes to the rating of the security by a rating agency, and (5) the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies.

Evaluation of Goodwill.  Management performs an annual evaluation of the Company's goodwill for possible impairment.  Based on the results of the 2014 evaluation, management has determined that the carrying value of goodwill is not impaired as of December 31, 2014.  The evaluation approach is described in Note 9 of the consolidated financial statements.
Estimation of Fair Value.  The estimation of fair value is significant to several of our assets; including investment securities available-for-sale, interest rate derivative (discussed in detail in Note 19 to the Notes to Consolidated Financial Statements contained herein), intangible assets, foreclosed real estate, and the value of loan collateral when valuing loans.  These are all recorded at either fair value, or the lower of cost or fair value. Fair values are determined based on third party sources, when available.  Furthermore, accounting principles generally accepted in the United States require disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements.  Fair values on our available-for-sale securities may be influenced by a number of factors; including market interest rates, prepayment speeds, discount rates, and the shape of yield curves.

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

RECENT EVENTS

On December 18, 2014, the Company announced that its Board of Directors declared a quarterly dividend of $.03 per common share.  The dividend is payable on February 2, 2015 to shareholders of record on January 15, 2014.

EXECUTIVE SUMMARY AND RESULTS OF OPERATIONS1

Earnings performance metrics generally improved for 2014 as compared to 2013 as the Company reported record net income of $2.7 million for 2014 as compared to $2.4 million for 2013.  Basic and diluted earnings per share, return on average assets, and net interest margin all improved for 2014 as compared to 2013.  The most significant metric that decreased between these two years was return on average equity as the $24.9 million in net proceeds as a result of the Conversion significantly increased average equity, the denominator in the return on equity metric, in the fourth quarter of 2014.

1 All historical measures relating to shares and earnings per share have been adjusted by the exchange ratio of 1.6472 used in the Conversion and Offering that occurred on October 16, 2014.
The following comments refer to the table of Average Balances and Rates and the Rate/Volume Analysis, both of which follow below.

For 2014, return on average assets was 0.51% as compared to 0.48% for the prior year and driven by the increase in net interest income between the full year 2014 and the full year 2013.  The increase in average balances of loans and taxable investment securities as well as the decrease in average rates paid on time deposits and FHLBNY borrowings primarily drive the increase in net interest income.  Additionally, noninterest income increased to $3.8 million in 2014 from $3.4 million in 2013 due principally to the increase in other charges, commissions, and fees stemming from the commissions recorded by the FitzGibbons Agency, LLC and the increase in loan servicing fees. Partially offsetting these increases to net income was the increase in noninterest expense to $15.7 million in 2014 from $14.8 million in 2013, due largely to the increase in salaries and employee benefits.  The reasons for these changes are provided in the sections titled "Noninterest Income" and "Noninterest Expense".  Additionally, the provision for income taxes increased $306,000 between 2013 and 2014 due to the increase in income before taxes and a higher effective tax rate in 2014.

Total assets were $561.0 million at December 31, 2014 as compared to $503.8 million at December 31, 2013.  The increase in total assets between these two dates was the result of the increase in loans, largely commercial real estate and residential mortgages, and the increase in securities. The loan portfolio increased $45.9 million and the investment securities portfolio increased $13.6 million between these two dates.  The increase in total assets was funded largely by the $26.1 million increase in borrowings from the FHLBNY, the increase in shareholders' equity driven by the net proceeds of $24.9 million from the Conversion and Offering, and the $2.3 million increase in retained earnings from net income less common and preferred stock dividends declared during 2014.

Certain asset quality metrics recorded an improvement in the areas of delinquencies and the ratio of allowance to loan losses to period end loans, and the ratio of nonperforming assets to total assets.Overall delinquency trends recorded an improvement between December 31, 2013 and December 31, 2014 as total past due loans as a percent of total loans decreased from 5.1% to 3.0% at these two dates.  All major loan product segments contributed to this improvement.  The ratio of the allowance for loan losses to period end loans decreased from 1.48% at December 31, 2013 to 1.38% at December 31, 2014 as management's estimate of the probable losses inherent in the current loan portfolio slightly decreased.

Asset quality metrics that deteriorated were the ratio of net charge-offs to average loans and the ratio of nonperforming loans to period end loans.  The ratio of net charge-offs to average loans was 0.25% for 2014 as compared to 0.15% for 2013, reflecting management's actions in 2014 to charge-off those accounts deemed uncollectible but reserved for previously through the provision for loan losses.  Additionally, the ratio of nonperforming loans to period end loans at December 31, 2014 was 1.61% as compared to 1.57% at December 31, 2013 as the level of nonperforming commercial real estate loans increased $1.6 million between these two dates.

The Company's shareholders' equity increased $26.1 million, or 61.1%, to $68.8 million at December 31, 2014 from $42.7 million at December 31, 2013.  This increase was principally due to the $24.9 million of net proceeds from the Conversion and Offering and $2.7 million in net income offset by common and preferred stock dividends declared.

Net Interest Income

Net interest income is the Company's primary source of operating income for payment of operating expenses and providing for possible loan losses.  It is the amount by which interest earned on interest-earning deposits, loans and investment securities exceeds the interest paid on deposits and borrowed money.  Changes in net interest income and the net interest margin ratio result from the interaction between the volume and composition of earning assets, interest-bearing liabilities, and their respective yields and funding costs.

Net interest income increased $1.5 million to $17.1 million for 2014 as compared to the same prior year period. This increase was due primarily to the increase in interest income on loans and investment securities stemming from the increase in average balances on these earning asset products and the decrease in interest expense on time deposits and FHLBNY borrowings.  Significant reductions were recorded in average rates paid on time deposits and FHLBNY borrowings of 35 basis points and 55 basis points, respectively, between these same two periods.  Interest expense on borrowings, the majority of which is from FHLBNY, decreased $127,000, as the 14.8% increase in average balances, to $40.3 million, was more than offset by the decrease in rates paid on these borrowings from 1.78% in 2013 to 1.23% in 2014.  As a result, our net interest margin for the twelve months ended December 31, 2014 increased to 3.40% from 3.34% for the comparable prior year period.

Average Balances and Rates

The following table sets forth information concerning average interest-earning assets and interest-bearing liabilities and the yields and rates thereon. Interest income and resultant yield information in the table has not been adjusted for tax equivalency. Averages are computed on the daily average balance for each month in the period divided by the number of days in the period. Yields and amounts earned include loan fees. Nonaccrual loans have been included in interest-earning assets for purposes of these calculations.

	For the twelve months Ended December 31,
	2014			2013			2012
			Average			Average			Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans	$361,864	$16,928	4.68%	$338,732	$16,347	4.83%	$313,802	$16,082	5.12%
Taxable investment securities	106,976	1,975	1.85%	94,597	1,748	1.85%	93,352	1,927	2.06%
Tax-exempt investment securities	27,854	782	2.81%	25,972	762	2.93%	23,716	728	3.07%
Interest-earning time deposit	453	7	1.55%	1,612	19	1.18%	1,994	24	1.20%
Fed funds sold and interest-earning deposits	5,386	7	0.13%	6,901	7	0.10%	3,426	4	0.12%
Total interest-earning assets	502,533	19,699	3.92%	467,814	18,883	4.04%	436,290	18,765	4.30%
Noninterest-earning assets:
Other assets	39,769			33,809			32,593
Allowance for loan losses	(5,152)			(4,865)			(4,224)
Net unrealized gains
on available for sale securities	736			1,088			2,594
Total assets	$537,886			$497,846			$467,253
Interest-bearing liabilities:
NOW accounts	$38,960	$76	0.20%	$37,733	$80	0.21%	$31,819	82	0.26%
Money management accounts	13,205	22	0.17%	13,962	26	0.19%	14,395	43	0.30%
MMDA accounts	94,941	401	0.42%	81,734	364	0.45%	77,401	427	0.55%
Savings and club accounts	73,683	63	0.09%	69,284	54	0.08%	63,962	54	0.08%
Time deposits	160,043	1,394	0.87%	160,823	1,954	1.22%	159,283	2,290	1.44%
Junior subordinated debentures	5,155	161	3.12%	5,155	162	3.14%	5,155	169	3.28%
Borrowings	40,338	497	1.23%	35,128	624	1.78%	31,079	843	2.71%
Total interest-bearing liabilities	426,325	2,614	0.61%	403,819	3,264	0.81%	383,094	3,908	1.02%
Noninterest-bearing liabilities:
Demand deposits	57,335			48,814			40,759
Other liabilities	4,356			4,185			3,765
Total liabilities	488,016			456,818			427,618
Shareholders' equity	49,870			41,028			39,635
Total liabilities & shareholders' equity	$537,886			$497,846			$467,253
Net interest income		$17,085			$15,619			$14,857
Net interest rate spread			3.31%			3.23%			3.28%
Net interest margin			3.40%			3.34%			3.41%
Ratio of average interest-earning assets
to average interest-bearing liabilities			117.88%			115.85%			113.89%

Interest Income

Changes in interest income result from changes in the average balances of loans, securities, and interest-earning deposits and the related average yields on those balances.

Interest income increased 4.3% to $19.7 million between 2013 and 2014 due principally to the $34.7 million or 7.4% increase in average interest-earning assets between these two time periods.  The increase in average interest-earning assets was due to the increase in average balances of loans and taxable investment securities, which increased 6.8% and 13.1%, respectively between these two periods.  The increase in the average balance of loans was driven principally by commercial real estate loans.  The average yields earned on loans, however, decreased by 15 basis points from 4.83% in 2013 to 4.68% in 2014 as maturing higher rate loans were replaced by loans at current lower market rates. Yields on taxable investment securities remained unchanged at 1.85% between 2013 and 2014 and reflective of the prolonged lower interest rate environment for shorter duration securities throughout 2013 and 2014.

Interest Expense

Changes in interest expense result from changes in the average balances of deposits and borrowings and the related average interest costs on those balances.

The increase in average balances of interest earning assets was funded, in part, by the $22.5 million increase in interest-bearing liabilities between 2013 and 2014.  Interest expense decreased $650,000 between these two time periods driven principally the $560,000 reduction in interest expense on time deposits and the $127,000 reduction in interest expense on borrowings.  The reduction in interest expense on time deposits was the result of maturing long term and higher rate certificates of deposit being replaced by shorter term certificates of deposits at lower current market rates as customers opted to retain shorter term investments given the uncertain interest rate environment.  As a result, rates paid on average time deposits decreased from 1.22% in 2013 to 0.87% in 2014.  The reduction in interest expense on borrowings was result of the significant drop in average rates paid on borrowings, the majority of this component being FHLBNY borrowings. This drop was the result of matured long term and higher rate FHLBNY advances replaced in 2014 by much shorter advances at current lower market rates.  The other, much smaller, component of average borrowings was the ESOP loan that was refinanced on October 16, 2014 in connection with the Conversion and Offering.

Average rates paid on all interest-bearing liability accounts, with the exception of savings and club accounts, decreased between 2013 and 2014.

Rate/Volume Analysis

Net interest income can also be analyzed in terms of the impact of changing interest rates on interest-earning assets and interest-bearing liabilities, and changes in the volume or amount of these assets and liabilities. The following table represents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (change in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) total increase or decrease.  Changes attributable to both rate and volume have been allocated ratably.  Tax-exempt securities have not been adjusted for tax equivalency.

	Years Ended December 31,
	2014 vs. 2013			2013 vs. 2012
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Loans	$1,093	$(512)	$581	$1,225	$(960)	$265
Taxable investment securities	229	(2)	227	25	(204)	(179)
Tax-exempt investment securities	54	(34)	20	67	(33)	34
Interest-earning time deposits	(17)	5	(12)	(5)	-	(5)
Interest-earning deposits	(2)	2	-	3	-	3
Total interest income	1,357	(541)	816	1,315	(1,197)	118
Interest Expense:
NOW accounts	3	(7)	(4)	14	(16)	(2)
Money management accounts	(1)	(3)	(4)	(1)	(16)	(17)
MMDA accounts	57	(20)	37	23	(86)	(63)
Savings and club accounts	4	5	9	4	(4)	-
Time deposits	(9)	(551)	(560)	22	(358)	(336)
Junior subordinated debentures	-	(1)	(1)	-	(7)	(7)
Borrowings	83	(210)	(127)	99	(318)	(219)
Total interest expense	137	(787)	(650)	161	(805)	(644)
Net change in net interest income	$1,220	$246	$1,466	$1,154	$(392)	$762

Provision for Loan Losses

We established a provision for loan losses, which is charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The provision for loan losses represents management's estimate of the amount necessary to maintain the allowance for loan losses at an adequate level.

The Company recorded $1.2 million in provision for loan losses as compared to $1.0 million recorded in the prior year.  This year over year increase reflects higher levels of net charge-offs in 2014 as the Company recorded $897,000 in net charge-offs in 2014 as compared to $492,000 in net charge-offs in 2013.  The increase in net charge-offs resided in commercial real estate, commercial lines of credit and commercial and industrial loans.  As a result, the ratio of net charge-offs to average loans increased from 0.15% in 2013 to 0.25% in 2014.  Also supporting the need for the increase in additional provision was the 13.4% increase in gross loans between December 31, 2013 and December 31, 2014, driving the need to reflect the additional inherent losses in the loan portfolio.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions and net gains or losses on sales of securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the years indicated.

	Year Ended December 31,
(Dollars in thousands)	2014	2013	Change
Service charges on deposit accounts	$1,200	$1,175	$25	2.1%
Earnings and gain on bank owned life insurance	308	224	84	37.5%
Loan servicing fees	271	146	125	85.6%
Debit card interchange fees	496	469	27	5.8%
Other charges, commissions and fees	1,140	567	573	101.1%
Noninterest income before gains	3,415	2,581	834	32.3%
Net gains on sales and redemptions of investment securities	310	365	(55)	-15.1%
Net gains on sales of loans and foreclosed real estate	34	470	(436)	-92.8%
Total noninterest income	$3,759	$3,416	$343	10.0%

As indicated in the above table,noninterest income for the year ended December 31, 2014 increased $343,000, or 10.0%, to $3.8 million as compared to the same prior year period.  This increase was driven by the increase in other charges, commissions and fees of $573,000 during the year ended December 31, 2014 as compared to the year ended December 31, 2013.  The commissions of the Insurance Agency were responsible for $533,000 of this increase.  Additionally, loan servicing fees increased $125,000 due to the recognition of income from guarantee fees of the Federal National Mortgage Association ("FNMA").  Earnings on bank owned life insurance also increased $84,000, during the year ended December 31, 2014 as compared to the comparable prior year period.  Partially offsetting this increase was a reduction of $436,000 in net gains on sales of loans and foreclosed real estate between the full year 2014 and the full year 2013.  During the year ended December 31, 2013, we recorded $395,000 in net gains from the sale of residential loans as a means of mitigating interest rate risk.

A positive impact on commissions in 2015 and beyond is expected as a result of the Company's acquisition of an Insurance Agency in Onondaga County in January 2015 in support of the Company's strategy to increase recurring commissions.  More details can be found in Note 25 to the consolidated financial statements.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the years indicated.

	Year Ended December 31,
(Dollars in thousands)	2014	2013	Change
Salaries and employee benefits	$8,795	$8,081	$714	8.8%
Building occupancy	1,607	1,476	131	8.9%
Data processing	1,548	1,444	104	7.2%
Professional and other services	623	659	(36)	-5.5%
Advertising	537	537	-	0.0%
FDIC assessments	398	415	(17)	-4.1%
Audits and exams	249	219	30	13.7%
Other expenses	1,928	1,920	8	0.4%
Total noninterest expenses	$15,685	$14,751	$934	6.3%

As indicated above, total noninterest expense for the Year ended December 31, 2014 increased due largely to the increase in salaries and employee benefits, building occupancy and data processing expenses.  Included in the increase in personnel expense was $286,000 related to the Insurance Agency which was not acquired until December of 2013 and a $265,000 increase in deferred compensation costs.  The increase in building occupancy expenses was due to the Company's acquisition of three properties in December 2013.  The year over year increase in data processing expenses was due to the depreciation and amortization related to the addition of data processing hardware and online banking platform software and the increase of $40,000 in ATM processing charges and $36,000 in other third party processing charges.

Income Tax Expense

In 2014, the Company reported income tax expense of $1.2 million compared with $847,000 in 2013.  This increase was due to a higher level of income before tax and an increase in the effective tax rate from 26.0% in 2013 to 29.6% in 2014.  The increase in the effective tax rate was due to a higher proportion of taxable items, notably loans and taxable investment securities, in relation to nontaxable items.  See Note 15 to the consolidated financial statements for the reconciliation of the statutory tax rate to the effective tax rate.

Earnings Per Share

Basic and diluted earnings per share for the Year period ended December 31, 2014 were $0.64 and $0.63, respectively, as compared to basic and diluted earnings per share of $0.58 for the Year period ended December 31, 2013.  The increase in basic and diluted earnings per share comparing year over year periods was due to the increase in net income available to common shareholders between these two periods.

CHANGES IN FINANCIAL CONDITION

Investment Securities

The investment portfolio represents 27% of the Company's average earning assets and is designed to generate a favorable rate of return consistent with safety of principal while assisting the Company in meeting its liquidity needs and interest rate risk strategies.  All of the Company's investments are classified as either available-for-sale or held-to-maturity.  The Company does not hold any trading securities.  The Company invests primarily in securities issued by United States Government agencies and sponsored enterprises ("GSEs"), mortgage-backed securities, collateralized mortgage obligations, state and municipal obligations, mutual funds, equity securities, investment grade corporate debt instruments, and common stock issued by the Federal Home Loan Bank of New York (FHLBNY).  By investing in these types of assets, the Company reduces the credit risk of its asset base but must accept lower yields than would typically be available on loan products.  Our mortgage backed securities and collateralized mortgage obligations portfolio is comprised predominantly of pass-through securities guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and does not include any securities backed by sub-prime or other high-risk mortgages.

At December 31, 2014, available-for-sale and held-to-maturity investment securities increased 11.8% to $128.9 million.  There were no securities that exceeded 10% of consolidated shareholders' equity.  See Note 4 to the consolidated financial statements for further discussion on securities.

Our available-for-sale investment securities are carried at fair value and our held-to-maturity investment securities are carried at amortized cost.

The following table sets forth the carrying value of the Company's investment portfolio at December 31:

	Available-for-Sale		Held-to-Maturity
(In Thousands)	2014	2013	2014	2013
Investment Securities:
US treasury, agencies and GSEs	$17,750	$16,597	$4,834	$1,872
State and political subdivisions	8,443	6,587	22,610	21,371
Corporate	13,860	13,696	2,487	3,746
Residential mortgage-backed - US agency	30,575	22,139	8,043	5,556
Collateralized mortgage obligations - US agency	15,476	20,003	2,901	1,867
Mutual funds	1,676	1,644	-	-
Equity securities	293	293	-	-
Total investment securities	$88,073	$80,959	$40,875	$34,412

The following table sets forth the scheduled maturities, amortized cost, fair values and average yields for the Company's investment securities at December 31, 2014. Average yield is calculated on the amortized cost to maturity.  Adjustable rate mortgage-backed securities are included in the period in which interest rates are next scheduled to be reset.

AVAILABLE FOR SALE
	One Year or Less		One to Five Years		Five to Ten Years

	Amortized	Weighted	Amortized	Weighted	Amortized	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Avg Yield	Cost	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$1,881	0.43%	$13,023	0.98%	$2,992	1.55%
State and political subdivisions	841	0.86%	5,835	1.65%	1,670	1.73%
Corporate	3,096	2.14%	10,184	1.68%	483	3.00%
Total	$5,818	1.40%	$29,042	1.36%	$5,145	1.74%
Mortgage-backed securities:
Residential mortgage-backed -US Agency	$-	-	$137	3.58%	$10,755	2.03%
Collateralized mortgage obligations-US Agency	-	-	-	-	1,450	2.44%
Total	$-	$-	$137	3.58%	$12,205	2.08%
Other non-maturity investments:
Mutual funds	$1,282	5.55%	$-	-	$-	-
Equity securities	270	2.48%	-	-	-	-
Total	$1,552	5.01%	$-	-	$-	-
Total investment securities	$7,370	2.16%	$29,179	1.37%	$17,350	1.98%

	More Than Ten Years		Total Investment Securities

	Amortized	Weighted	Amortized	Fair	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Value	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$-	-	$17,896	$17,750	1.02%
State and political subdivisions	-	-	8,346	8,443	1.58%
Corporate	-	-	13,763	13,860	1.83%
Total	$-	-	$40,005	$40,053	1.42%
Mortgage-backed securities:
Residential mortgage-backed -US Agency	$19,429	2.13%	$30,321	$30,575	2.10%
Collateralized mortgage obligations-US Agency	13,982	2.22%	15,432	15,476	2.24%
Total	$33,411	2.17%	$45,753	$46,051	2.15%
Other non-maturity investments:
Mutual funds	$-	-	$1,282	$1,676	5.55%
Equity securities	-	-	270	293	2.48%
Total	$-	0.00%	$1,552	$1,969	5.09%
Total investment securities	$33,411	1.24%	$87,310	$88,073	1.49%

HELD-TO-MATURITY
	One Year or Less		One to Five Years		Five to Ten Years

	Amortized	Weighted	Amortized	Weighted	Amortized	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Avg Yield	Cost	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$-	-	$1,981	1.77%	$2,853	2.46%
State and political subdivisions	196	0.75%	3,845	1.89%	11,612	3.21%
Corporate	-	-	310	4.46%	527	3.60%
Total	$196	0.75%	$6,136	1.98%	$14,992	3.08%
Mortgage-backed securities:
Residential mortgage-backed -US Agency	$-	-	$-	-	$837	1.84%
Collateralized mortgage obligations-US Agency	-	-	-	-	2,901	3.16%
Total	$-	-	$-	-	$3,738	2.86%
Total investment securities	$196	0.75%	$6,136	1.98%	$18,730	2.55%

	More Than Ten Years		Total Investment Securities

	Amortized	Weighted	Amortized	Fair	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Value	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$-	-	$4,834	$4,892	2.18%
State and political subdivisions	6,957	3.56%	22,610	23,425	3.08%
Corporate	1,650	2.52%	2,487	2,503	2.99%
Total	$8,607	3.36%	$29,931	$30,820	2.93%
Mortgage-backed securities:
Residential mortgage-backed -US Agency	$7,206	2.94%	$8,043	$8,285	2.82%
Collateralized mortgage obligations-US Agency	-	-	2,901	3,034	3.16%
Total	$7,206	2.94%	$10,944	$11,319	2.91%
Total investment securities	$15,813	3.17%	$40,875	$42,139	2.92%

The above noted yield information does not give effect to changes in fair value that are reflected in accumulated other comprehensive loss in consolidated shareholders' equity.

Loans Receivable

Average loans receivable represent 72% of the Company's average earning assets and account for the greatest portion of total interest income.  The Company currently has the largest portion of its loan portfolio in the commercial product segment (commercial real estate and commercial loans) that represents 48% of total loans.  The residential mortgage loans product segment represents 45% of the total loans.   The Company has seen the proportion of the commercial product increase to reflect a diversified balance between the residential and commercial loan product segments. The Company anticipates a continued commitment to financing the purchase or improvement of residential real estate in its market area.  The Company also extends credit to businesses within its marketplace secured by commercial real estate, equipment, inventories, and accounts receivable.

The following table sets forth the composition of our loan portfolio in dollar amounts.  There were no loans classified as loans held for sale at the dates indicated.

	December 31,
(In thousands)	2014	2013	2012	2011	2010
Residential real estate	$175,322	$168,493	$176,968	$162,395	$147,722
Commercial real estate	125,883	95,510	82,357	73,628	69,060
Commercial and tax-exempt loans	59,268	52,241	48,826	40,336	39,833
Home equity and junior liens	22,905	21,223	22,141	24,251	25,271
Consumer loans	4,160	4,166	3,456	4,140	3,410
Total loans receivable	$387,538	$341,633	$333,748	$304,750	$285,296

The following table shows the amount of loans outstanding, including net deferred costs, as of December 31, 2014 which, based on remaining scheduled repayments of principal, are due in the periods indicated.  Demand loans having no stated schedule of repayments, no stated maturity, and overdrafts are reported as one year or less.  Adjustable and floating rate loans are included in the period on which interest rates are next scheduled to adjust, rather than the period in which they contractually mature.  Fixed rate loans are included in the period in which the final contractual repayment is due.

	Due Under	Due 1-5	Due Over
(In thousands)	One Year	Years	Five Years	Total
Real estate:
Commercial real estate	$570	$7,187	$118,126	$125,883
Residential real estate	60	5,330	169,932	175,322
	630	12,517	288,058	301,205
Commercial and tax-exempt loans	25,643	15,876	17,749	59,268
Home Equity and junior liens	12	1,434	21,459	22,905
Consumer	494	2,596	1,070	4,160
Total loans	$26,779	$32,423	$328,336	$387,538

Interest rates:	Due After One Year
Fixed	$178,025
Variable	182,734
Total loans	$360,759

Total loans receivable increased $45.9 million or 13.4% when compared to the prior year, primarily due to the growth in commercial real estate and residential mortgage loans.  The Company does not originate sub-prime, Alt-A, negative amortizing or other higher risk structured residential mortgages. Commercial real estate loans reported significant growth as this product class reported a $30.4 million or 31.8% year over year increase. The Company maintained its credit standards, but benefitted from the new Business Banking office in downtown Syracuse and participation with area lenders on several new real estate transactions.

Home equity and junior liens loans recorded a modest improvement as loans outstandings increased 7.9% to $22.9 million at December 31, 2014 as compared to December 31, 2013.

Nonperforming Loans and Assets

The following table represents information concerning the aggregate amount of nonperforming assets:

			December 31,
(Dollars In thousands)	2014	2013	2012	2011	2010
Nonaccrual loans:
Commercial loans	$4,030	$2,709	$2,726	$2,594	$4,224
Consumer	324	447	776	706	365
Residential mortgage loans	1,902	2,194	2,046	1,428	1,335
Total nonaccrual loans	6,256	5,350	5,548	4,728	5,924
Total nonperforming loans	6,256	5,350	5,548	4,728	5,924
Foreclosed real estate	261	619	426	536	375
Total nonperforming assets	$6,517	$5,969	$5,974	$5,264	$6,299

Troubled debt restructurings not included above	$2,219	$2,459	$1,937	$595	$1,587

Nonperforming loans to total loans	1.61%	1.57%	1.66%	1.55%	2.08%
Nonperforming assets to total assets	1.16%	1.18%	1.25%	1.19%	1.54%
Nonperforming assets include nonaccrual loans, nonaccrual troubled debt restructurings ("TDR"), and foreclosed real estate. Loans are considered modified in a TDR when, due to a borrower's financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider. These modifications may include an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity.  TDRs are included in the above table within the categories of nonaccrual loans or TDRs not included above (the latter also known as accruing TDRs).

As indicated in the above table, total nonperforming loans increased $906,000 between December 31, 2014 and December 31, 2013, driven by a $1.6 million increase in commercial real estate nonperforming loans across several large relationships.  Partially offsetting this increase was a modest decrease in residential mortgage and consumer nonperforming loans.  Management continues to monitor and react to national and local economic trends as well as general portfolio conditions which may impact the quality of the portfolio, and considers these environmental factors in support of the allowance for loan loss reserve.  Management believes that the current level of the allowance for loan losses, at $5.3 million, adequately addresses the current level of risk within the loan portfolio. The Company maintains strict loan underwriting standards and carefully monitors the performance of the loan portfolio.

Foreclosed real estate ("FRE") balances decreased at December 31, 2014, from the prior year as the sales throughout 2014 allowed the FRE properties to be reduced from 8 to 4 between these two dates.

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

Had the loans in nonaccrual status performed in accordance with their original terms, additional interest income of $162,000 and $117,000 would have been recorded for the years ended December 31, 2014 and December 31, 2013, respectively.

The measurement of impaired loans is based upon the fair value of the collateral or the present value of future cash flows discounted at the historical effective interest rate for impaired loans when the receipt of contractual principal and interest is probable.  At December 31, 2014 and December 31, 2013, the Company had $7.4 million and $5.7 million in loans, which were deemed to be impaired, having specific reserves of $917,000 and $1.0 million, respectively.  The $1.7 million year over year increase in impaired loans was principally due to the $1.5 million increase in impaired commercial real estate loans across three relationships.  The residential mortgage loan and consumer loan (which includes home equity loans, junior liens and other consumer loans) product segments both reported modest year over year decreases in impaired loans.  The threshold for individually measuring impairment on commercial real estate or commercial loans remains at $100,000 and for residential mortgage loans remains at $300,000 at December 31, 2014.

Appraisals are obtained at the time a real estate secured loan is originated.   For commercial real estate held as collateral, the property is inspected every two years.

Management has identified potential problem loans totaling $8.4 million as of December 31, 2014, compared to $10.6 million as of December 31, 2013.  These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired.  This definition has been changed from that utilized at December 31, 2013 and included in the 2013 audited consolidated financial statements filed on Form 10-K on March 17, 2014 as amended March 25, 2014.    At December 31, 2013, the definition of potential problem loans was the same as the definition at December 31, 2014 with the exception that it did not include those loans internally classified as doubtful. Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in possible future impaired loan reporting.  The $2.2 million decrease in potential problem loans is due to decreases in potential problem loans within each loan product segment.  Contributing to this decrease were three large commercial real estate borrowers newly identified as impaired in 2014 and the foreclosure of residential mortgages subsequently removed from potential problem loan status.  The largest decrease, $664,000, in potential problem loans occurred within the residential mortgage loan product segment.

As a result, the ratio of the allowance to loan losses to period-end loans at December 31, 2014 was 1.38% as compared to December 31, 2013 of 1.48%.  The decrease was driven by the net charge-offs previously reserved for and the decrease in the specific allowance required when comparing impaired loans at December 31, 2014 to impaired loans at December 31, 2013.

In the normal course of business, Pathfinder Bank has, from time to time, sold residential mortgage loans and participation interests in commercial loans. As is typical in the industry, Pathfinder Bank makes certain representations and warranties to the buyer. Pathfinder Bank maintains a quality control program for closed loans and considers the risks and uncertainties associated with potential repurchase requirements to be minimal.

Allowance for Loan Losses

The allowance for loan losses is established through provision for loan losses and reduced by loan charge-offs net of recoveries.  The allowance for loan losses represents the amount available for probable credit losses in the Company's loan portfolio as estimated by management.  In its assessment of the qualitative factors used in arriving at the required allowance for loan losses, management considers changes in national and local economic trends, the rate of the portfolio growth, trends in delinquencies and nonaccrual balances, changes in loan policy, and changes in management experience and staffing.  These factors, coupled with the recent historical loss experience within the loan portfolio by product segment support the estimable and probable losses within the loan portfolio.

The Company establishes a specific allocation for all commercial loans identified as being impaired with a balance in excess of $100,000. These loans are on nonaccrual or have been risk rated under the Company's risk rating system as substandard, doubtful, or loss. The measurement of impaired loans is based upon either the present value of future cash flows discounted at the historical effective interest rate or the fair value of the collateral, less costs to sell for collateral dependent loans.  The majority of the Company's impaired loans are collateral-dependent.  The Company uses the fair value of collateral, less costs to sell to measure impairment on commercial and commercial real estate loans.  Residential real estate loans in excess of $300,000 will also be included in this individual loan review.  Residential real estate loans less than this amount will be included in impaired loans if it is part of the total related credit to a previously identified impaired commercial loan.

The allowance for loan losses at December 31, 2014 and 2013 was $5.3 million and $5.0 million, or 1.38% and 1.48% of total year end loans, respectively.  Net loan charge-offs were $897,000 during 2014, as compared to $492,000 in 2013.  The increase in net charge-offs were reported in all loan portfolio classes with the exception of consumer loans which remained unchanged between 2013 and 2014.

For further discussion of our allowance for loan losses procedures, please see "Business-Allowance for Loan Losses" in this Annual Report on Form 10-K.

The following table sets forth the allocation of allowance for loan losses by loan category for the periods indicated.  The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	2014		2013		2012		2011		2010
	Allocation	Percent of	Allocation	Percent of	Allocation	Percent of	Allocation	Percent of	Allocation	Percent of
	of the	Loans to	of the	Loans to	of the	Loans to	of the	Loans to	of the	Loans to
(Dollars in thousands)	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans
Residential real estate	$509	45.2%	$649	49.3%	$811	53.1%	$664	53.2%	$750	51.7%
Commercial real estate	2,801	32.5%	2,302	28.0%	1,748	24.6%	1,346	24.2%	1,204	24.2%
Commercial and tax-exempt	1,497	15.3%	1,233	15.3%	1,192	14.7%	1,114	13.2%	1,083	14.0%
Home equity and junior liens	388	5.9%	433	6.2%	494	6.6%	501	8.0%	424	8.9%
Consumer loans	98	1.1%	136	1.2%	168	1.0%	162	1.4%	89	1.2%
Unallocated	56		288		88		193		98
Total	$5,349	100.0%	$5,041	100.0%	$4,501	100.0%	$3,980	100.0%	$3,648	100.0%

The following table sets forth the allowance for loan losses for the periods indicated and related ratios:

(Dollars In thousands)	2014	2013	2012	2011	2010
Balance at beginning of year	$5,041	$4,501	$3,980	$3,648	$3,078
Provisions charged to operating expenses	1,205	1,032	825	940	1,050
Recoveries of loans previously charged-off:
Commercial real estate and loans	23	41	64	1	55
Consumer	52	71	65	49	36
Residential real estate	2	47	75	49	19
Total recoveries	77	159	204	99	110
Loans charged off:
Commercial real estate and loans	(634)	(319)	(231)	(304)	(385)
Consumer	(183)	(179)	(169)	(166)	(157)
Residential real estate	(157)	(153)	(108)	(237)	(48)
Total charged-off	(974)	(651)	(508)	(707)	(590)
Net charge-offs	(897)	(492)	(304)	(608)	(480)
Balance at end of year	$5,349	$5,041	$4,501	$3,980	$3,648
Net charge-offs to average loans outstanding	0.25%	0.15%	0.10%	0.21%	0.18%
Allowance for loan losses to year-end loans	1.38%	1.48%	1.35%	1.31%	1.28%

Deposits

The Company's deposit base is drawn from eight full-service offices and a business banking office in its market area.  The deposit base consists of demand deposits, money management and money market deposit accounts, savings, and time deposits. During 2014, 63% of the Company's average deposit base of $438.2 million consisted of core deposits.  Core deposits, which exclude time deposits, are considered to be more stable and provide the Company with a lower cost source of funds than time deposits.  The Company will continue to emphasize retail and business core deposits by providing depositors with a full range of deposit product offerings. With the opening of our Syracuse business banking office in 2014, we anticipate increasing our business deposit gathering capability. In addition, Pathfinder Commercial Bank, our commercial bank subsidiary, seeks business growth by focusing on its local identification and service excellence within the municipal deposit marketplace.

Average deposits increased $25.8 million, or 6.3%, when compared to 2013.  The increase in average deposits primarily related to increases in demand accounts, NOW accounts, money market deposit accounts and savings accounts.

At December 31, 2014, commercial deposits and municipal deposits increased $12.7 million and $9.3 million, respectively while retail deposits decreased $14.4 million, all when compared to December 31, 2013.   The increase in commercial and municipal deposits was the result of the Company's strategy to expand products and services to our relationships within our existing markets.  The decrease in retail deposits was principally the result of the decrease due to two large retail customers and the unanticipated outflow of funds from matured time deposits.

At December 31, 2014, time deposits in excess of $100,000 totaled $91.0 million, or 60.0% of time deposits and 22.0% of total deposits.  At December 31, 2013, these deposits totaled $88.7 million, or 60.0% of time deposits and 22.0% of total deposits.

The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2014:

(In thousands)
Remaining Maturity:
Three months or less	$41,489
Three through six months	21,861
Six through twelve months	8,616
Over twelve months	19,079
Total	$91,045

Borrowings

Short-term borrowings are comprised primarily of advances and overnight borrowing at the Federal Home Loan Bank of New York ("FHLBNY").  At December 31, 2014 and December 31, 2013 there were $55.1 million and $24.0 million, respectively, in short-term borrowings outstanding.

The following table represents information regarding short-term borrowings during 2014 and 2013.

(Dollars in thousands)	2014	2013
Maximum outstanding at any month end	$55,100	$27,860
Average amount outstanding during the year	24,682	14,876
Balance at the end of the period	55,100	24,000
Weighted average interest rate during the year	0.41%	0.40%
Weighted average interest rate at the end of the period	0.41%	0.42%

Long-term borrowed funds consist of advances and repurchase agreements from the FHLBNY and junior subordinated debentures associated with our outstanding Trust Preferred Securities.  Long-term borrowed funds, which include the junior subordinated debentures, totaled $16.2 million at December 31, 2014 as compared to $22.0 million at December 31, 2013.

Capital

The Company's shareholders' equity increased $26.1 million, or 61.1%, to $68.8 million at December 31, 2014 from $42.7 million at December 31, 2013.  This increase was principally due to the $24.9 million of net proceeds from the Conversion and Offering and $2.7 million in net income offset by common and preferred stock dividends declared. Offsetting these increases to shareholders' equity was an increase of $374,000 in accumulated other comprehensive loss due principally to a year end pension adjustment and a $928,000 increase in unearned ESOP reflecting new shares purchased by the ESOP in the Conversion and Offering.

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy.  Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company's goal is to support growth and expansion activities, while maintaining a strong capital position and exceeding regulatory standards.  At December 31, 2014, the Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a "well-capitalized" institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.

As a result of the Dodd-Frank Act, the Company's ability to raise new capital through the use of trust preferred securities may be limited because these securities will no longer be included in Tier 1 capital.  In addition, our ability to generate or originate additional revenue producing assets may be constrained in the future in order to comply with the new capital standards required by federal regulation to take effect January 1, 2015. See Note 18 to the consolidated financial statements and the regulation and supervision section within Part I of this Annual Report on Form 10-K for further discussion on regulatory capital requirements.

LIQUIDITY

Liquidity management involves the Company's ability to generate cash or otherwise obtain funds at reasonable rates to support asset growth, meet deposit withdrawals, maintain reserve requirements, and otherwise operate the Company on an ongoing basis.  The Company's primary sources of funds are deposits, borrowed funds, amortization and prepayment of loans and maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company manages the pricing of deposits to maintain a desired deposit balance.  In addition, the Company invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements.

The Company's liquidity has been enhanced by its ability to borrow from the FHLBNY, whose competitive advance programs and lines of credit provide the Company with a safe, reliable, and convenient source of funds.  A significant decrease in deposits in the future could result in the Company having to seek other sources of funds for liquidity purposes.  Such sources could include, but are not limited to, additional borrowings, brokered deposits, negotiated time deposits, the sale of "available-for-sale" investment securities, the sale of loans, or the sale of whole loans.  Such actions could result in higher interest expense costs and/or losses on the sale of securities or loans.

For the year ended 2014, as indicated in the Consolidated Statement of Cash Flows, the Company reported net cash flows from financing activities of $54.2 million generated principally by $24.9 million from the Conversion and Offering, $31.1 million from short term borrowings, and $12.6 million from time and brokered deposits.  Additionally, $5.0 million was provided through operating activities and $5.2 million was provided from cash and equivalents.  This was invested in a net increase in loan outstandings of $47.5 million and available-for-sale investment securities of $6.8 million.  As a recurring source of liquidity, the Company's investment securities provided $18.0 million in proceeds from maturities and principal reductions for the year ended 2014.

The Company has a number of existing credit facilities available to it.  Total credit available under the existing lines is approximately $155.3 million.  At December 31, 2014, the Company had $66.1 million outstanding under existing credit facilities.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of December 31, 2014, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  At December 31, 2014, the Company had $61.0 million in outstanding commitments to extend credit and standby letters of credit.  See Note 16 to Notes to Consolidated Financial Statements contained herein.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required of a smaller reporting company.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements
Pathfinder Bancorp, Inc.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.

Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under that framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2014. In addition, based on our assessment, management has determined that there were no material weaknesses in the Company's internal controls over financial reporting.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting pursuant to the rules of the Dodd-Frank Act that exempts the Company from such attestation and requires only management's report.

/s/ Thomas W. Schneider	/s/ James A. Dowd
Thomas W. Schneider	James A. Dowd
President & Chief Executive Officer	Senior Vice President and Chief Financial Officer
Oswego, New York
March 18, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Pathfinder Bancorp, Inc.
Oswego, New York

We have audited the accompanying consolidated statements of condition of Pathfinder Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the years then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pathfinder Bancorp, Inc. and subsidiaries as of December 31, 2014 and 2013 and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BONADIO & CO., LLP

Bonadio & Co., LLP
Syracuse, New York
March 18, 2015

PATHFINDER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION

	December 31,	December 31,
(In thousands, except share and per share data)	2014	2013
ASSETS:
Cash and due from banks	$6,822	$6,535
Interest earning deposits	4,534	10,040
Total cash and cash equivalents	11,356	16,575
Interest earning time deposits	-	500
Available-for-sale securities, at fair value	88,073	80,959
Held-to-maturity securities, at amortized cost (fair value of $42,139 and $34,222, respectively)	40,875	34,412
Federal Home Loan Bank stock, at cost	3,454	2,440
Loans	387,538	341,633
Less: Allowance for loan losses	5,349	5,041
Loans receivable, net	382,189	336,592
Premises and equipment, net	13,200	11,644
Accrued interest receivable	1,849	1,715
Foreclosed real estate	261	619
Intangible assets, net	175	187
Goodwill	4,367	4,367
Bank owned life insurance	10,356	8,268
Other assets	4,869	5,515
Total assets	$561,024	$503,793

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$360,906	$361,969
Noninterest-bearing	54,662	48,171
Total deposits	415,568	410,140
Short-term borrowings	55,100	24,000
Long-term borrowings	11,000	16,853
Junior subordinated debentures	5,155	5,155
Accrued interest payable	63	86
Other liabilities	4,934	4,489
Total liabilities	491,820	460,723
Shareholders' equity:
Preferred stock - SBLF, par value $0.01 per share; $1,000 liquidation preference;
13,000 shares authorized; 13,000 shares issued and outstanding	13,000	13,000
Common stock, par value $0.01; 25,000,000 and 10,000,000 authorized shares;
4,352,203 and 2,979,969 shares issued and 4,352,203 and 2,623,182 shares outstanding	44	30
Additional paid in capital	28,534	8,226
Retained earnings	31,085	28,788
Accumulated other comprehensive loss	(2,119)	(1,745)
Unearned ESOP	(1,754)	(826)
Treasury stock, at cost; 0 and 356,787 shares respectively	-	(4,761)
Total Pathfinder Bancorp, Inc. shareholders' equity	68,790	42,712
Noncontrolling interest	414	358
Total equity	69,204	43,070
Total liabilities and shareholders' equity	$561,024	$503,793

The accompanying notes are an integral part of the consolidated financial statements.

PATHFINDER BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the	For the
	year ended	year ended
(In thousands, except per share data)	December 31, 2014	December 31, 2013
Interest and dividend income:
Loans, including fees	$16,928	$16,347
Debt securities:
Taxable	1,815	1,574
Tax-exempt	782	762
Dividends	160	174
Interest earning time deposits	7	19
Federal funds sold and interest earning deposits	7	7
Total interest income	19,699	18,883
Interest expense:
Interest on deposits	1,956	2,478
Interest on short-term borrowings	102	60
Interest on long-term borrowings	556	726
Total interest expense	2,614	3,264
Net interest income	17,085	15,619
Provision for loan losses	1,205	1,032
Net interest income after provision for loan losses	15,880	14,587
Noninterest income:
Service charges on deposit accounts	1,200	1,175
Earnings on bank owned life insurance	308	224
Loan servicing fees	271	146
Net gains on sales and redemptions of investment securities	310	365
Net gains on sales of loans and foreclosed real estate	34	470
Debit card interchange fees	496	469
Other charges, commissions & fees	1,140	567
Total noninterest income	3,759	3,416
Noninterest expense:
Salaries and employee benefits	8,795	8,081
Building occupancy	1,607	1,476
Data processing	1,548	1,444
Professional and other services	623	659
Advertising	537	537
FDIC assessments	398	415
Audits and exams	249	219
Other expenses	1,928	1,920
Total noninterest expenses	15,685	14,751
Income before income taxes	3,954	3,252
Provision for income taxes	1,153	847
Net income attributable to non-controlling interest and Pathfinder Bancorp, Inc .	2,801	2,405
Net income (loss) attributable to non-controlling interest	56	(1)
Net income attributable to Pathfinder Bancorp, Inc.	$2,745	$2,406
Preferred stock dividends	95	-
Net income available to common shareholders	$2,650	$2,406

Earnings per common share - basic	$0.64	$0.58
Earnings per common share - diluted	$0.63	$0.58
Dividends per common share	$0.12	$0.12

The accompanying notes are an integral part of the consolidated financial statement.

Pathfinder Bancorp, Inc.
Consolidated Statements of Comprehensive Income

	Years ended
(In thousands)	December 31, 2014	December 31, 2013

Net Income	$2,801	$2,405

Other Comprehensive Income (Loss)

Retirement Plans:
Retirement plan net losses recognized in plan expenses	43	381
Plan (losses) gains not recognized in plan expenses	(1,397)	2,590
Net unrealized (loss) gain on retirement plans	(1,354)	2,971

Unrealized holding gains on financial derivative:
Change in unrealized holding losses on financial derivative	(9)	(2)
Reclassification adjustment for interest expense included in net income	62	62
Net unrealized gain on financial derivative	53	60

Unrealized holding (losses) gains on AFS and called HTM
Unrealized holding gains (losses) arising during the period	907	(2,075)
Reclassification adjustment for net gains on called HTM	(171)	-
Reclassification adjustment for net gains included in net income	(139)	(365)
Net unrealized gain (loss) on securities	597	(2,440)

Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	81	(1,302)

Other comprehensive loss, before tax	(623)	(711)
Tax effect	249	284
Other comprehensive loss, net of tax	(374)	(427)
Comprehensive income	$2,427	$1,978
Comprehensive income (loss) attributable to noncontrolling interest	$56	$(1)
Comprehensive income attributable to Pathfinder Bancorp, Inc.	$2,371	$1,979

Tax Effect Allocated to Each Component of Other Comprehensive Loss
Retirement plan net losses recognized in plan expenses	$(17)	$(152)
Plan gains (losses) not recognized in plan expenses	559	(1,036)
Change in unrealized holding losses on financial derivative	4	(1)
Reclassification adjustment for interest expense included in net income	(25)	(24)
Unrealized holding gains (losses) arising during the period	(363)	830
Reclassification adjustment for net gains included in net income	124	146
Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	(33)	521
Income tax effect related to other comprehensive income	$249	$284

(1) The accretion of the unrealized holding losses in accumulated other comprehensive income at the date of transfer partially offsets the amortization of the difference between the par value and the fair value of the investment securities at the date of transfer, and is an adjustment of yield.

The accompanying notes are an integral part of the consolidated financial statements.

PATHFINDER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2014 and December 31, 2013

					Accumulated
			Additional		Other Com-			Non-
	Preferred	Common	Paid in	Retained	prehensive	Unearned	Treasury	controlling
(In thousands, except share and per share data)	Stock	Stock	Capital	Earnings	Loss	ESOP	Stock	Interest	Total

Balance, January 1, 2014	$13,000	$30	$8,226	$28,788	$(1,745)	$(826)	$(4,761)	$358	$43,070

Net income	-	-	-	2,745	-	-	-	56	2,801

Other comprehensive income, net of tax	-	-	-	-	(374)	-	-	-	(374)

Preferred stock dividends - SBLF	-	-	-	(95)	-	-	-	-	(95)

ESOP shares earned (21,553 shares)	-	-	68	-	-	127	-	-	195

Stock based compensation	-	-	84	-	-	-	-	-	84

Stock options exercised	-	-	(9)	-	-	-	27	-	18

Proceeds of common stock offering and conversion	-	17	24,896	-	-	(1,055)	-	-	23,858
of existing shares, net of expenses

Cancel 354,787 Treasury Shares	-	(3)	(4,731)	-	-	-	4,734	-	-

Common stock dividends declared ($0.12 per share)	-	-	-	(353)	-	-	-	-	(353)
Balance, December 31, 2014	$13,000	$44	$28,534	$31,085	$(2,119)	$(1,754)	$-	$414	$69,204

Balance, January 1, 2013	$13,000	$30	$8,120	$26,685	$(1,318)	$(936)	$(4,834)	$-	$40,747

Net income	-	-	-	2,406	-	-	-	-	2,406

Other comprehensive loss, net of tax	-	-	-	-	(427)	-	-	-	(427)

ESOP shares earned (12,500 shares)	-	-	53	-	-	110	-	-	163

Stock based compensation	-	-	81	-	-	-	-	-	81

Stock options exercised	-	-	(28)	-	-	-	73	-	45

Common stock dividends declared ($0.12 per share)	-	-	-	(303)	-	-	-		(303)

Change in noncontrolling interest	-	-	-		-	-	-	358	358
Balance, December 31, 2013	$13,000	$30	$8,226	$28,788	$(1,745)	$(826)	$(4,761)	$358	$43,070

  The accompanying notes are an integral part of the consolidated financial statements.

PATHFINDER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In thousands)	2014	2013
OPERATING ACTIVITIES
Net income attributable to Pathfinder Bancorp, Inc.	$2,745	$2,406
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	1,205	1,032
Deferred income tax expense	352	202
Proceeds from sales of loans	-	11,459
Originations of loans held-for-sale	-	(11,016)
Realized gains on sales, redemptions and calls of:
Real estate acquired through foreclosure	(31)	(27)
Loans	(3)	(443)
Available-for-sale investment securities	(139)	(365)
Held-to-maturity investment securities	(171)	-
Premise and equipment	-	(6)
Depreciation	805	715
Amortization of mortgage servicing rights	14	10
Amortization of deferred loan costs	129	111
Earnings on bank owned life insurance	(308)	(222)
Realized gain on proceeds from bank owned life insurance	-	(2)
Net amortization of premiums and discounts on investment securities	665	722
Amortization of intangible assets	12	1
Stock based compensation and ESOP expense	279	243
Net change in accrued interest receivable	(134)	2
Net change in other assets and liabilities	(393)	289
Net cash flows from operating activities	5,027	5,111
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(28,651)	(30,036)
Purchase of investment securities held-to-maturity	(8,767)	(10,433)
Proceeds from maturities of interest earning time deposits	500	1,500
Net purchases of Federal Home Loan Bank stock	(1,014)	(511)
Proceeds from maturities and principal reductions of
investment securities available-for-sale	16,895	21,831
Proceeds from maturities and principal reductions of
investment securities held-to-maturity	1,109	355
Proceeds from sales, redemptions and calls of:
Available-for-sale investment securities	4,940	7,151
Held-to-maturity investment securities	1,220	-
Real estate acquired through foreclosure	924	375
Premise and equipment	-	18
Acquisition of controlling interest in Fitzgibbons Agency, net of cash acquired of $18	-	(356)
Purchase of bank owned life insurance	(1,780)	-
Proceeds from bank owned life insurance	-	2
Net change in loans	(47,491)	(9,075)
Purchase of premises and equipment	(2,361)	(2,263)
Net cash flows from investing activities	(64,476)	(21,442)
FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts,
money management deposit accounts, MMDA accounts and escrow deposits	(7,210)	21,764
Net change in time deposits and brokered deposits	12,638	(3,429)
Net change in short-term borrowings	31,100	15,000
Payments on long-term borrowings	(5,853)	(9,111)
Proceeds from exercise of stock options	18	45
Net proceeds from stock offering and conversion	24,913	-
Cash dividends paid to preferred shareholder - SBLF	(62)	(83)
Cash dividends paid to common shareholders	(316)	(303)

Change in noncontrolling interest, net	56	358
Purchase of shares by ESOP	(1,054)	-
Net cash flows from financing activities	54,230	24,241
Change in cash and cash equivalents	(5,219)	7,910
Cash and cash equivalents at beginning of period	16,575	8,665
Cash and cash equivalents at end of period	$11,356	$16,575
CASH PAID DURING THE PERIOD FOR:
Interest	$2,637	$3,318
Income taxes	631	967
NON-CASH INVESTING ACTIVITY
Real estate acquired in exchange for loans	560	587
Transfer of available-for-sale securities to held-to-maturity	-	32,495
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The accompanying consolidated financial statements include the accounts of Pathfinder Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Pathfinder Bank (the "Bank"). The Company is a Maryland corporation headquartered in Oswego, New York. On October 16, 2014, the Company completed its conversion from the mutual holding company structure and the related public offering and is now a stock holding company that is fully owned by the public.  As a result of the conversion, the mutual holding company and former mid-tier holding company were merged into Pathfinder Bancorp, Inc. The primary business of the Company is its investment in Pathfinder Bank (the "Bank") which is 100% owned by the Company and the Company is 100% owned by public Shareholders.  The Company sold a total of 2,636,053 shares of common stock, par value of $0.01 per share, in the offering, including 105,442 shares sold to the Pathfinder Bank employee stock ownership plan ("ESOP").  All shares were sold at a price of $10.00 per share raising $26.4 million in gross proceeds.  Additionally, $197,000 in cash was received from the merger of MHC into the company; and after accounting for conversion related expenses of $1.5 million, which offset gross proceeds, the Company received $24.9 million in net proceeds.  Concurrent with the completion of the offering, publicly owned shares of Pathfinder Bancorp, Inc., a federal corporation, were exchanged for 1.6472 shares of the Company's common stock. At December 31, 2014, the public and the ESOP, collectively, held 4,352,203 shares. The Bank has four wholly owned operating subsidiaries, Pathfinder Commercial Bank, Pathfinder Risk Management Company, Inc. ("PRMC"), Pathfinder REIT, Inc. and Whispering Oaks Development Corp. All significant inter-company accounts and activity have been eliminated in consolidation.  Although the Company owns, through its subsidiary PRMC, 51% of the membership interest in FitzGibbons Agency, LLC ("FitzGibbons"), the Company is required to consolidate 100% of FitzGibbons within the consolidated financial statements.  The 49% of which the Company does not own is accounted for separately as noncontrolling interests within the consolidated financial statements.

The Company has seven offices located in Oswego County, one office in Onondaga County, and a business banking office in Syracuse, New York which opened in the fourth quarter of 2014.  The Company is primarily engaged in the business of attracting deposits from the general public in the Company's market area, and investing such deposits, together with other sources of funds, in loans secured by one-to-four family residential real estate, commercial real estate, business assets and in investment securities.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Management has identified the allowance for loan losses, deferred income taxes, pension obligations, the annual evaluation of the Company's goodwill for possible impairment and the evaluation of investment securities for other than temporary impairment and the estimation of fair values for accounting and disclosure purposes to be the accounting areas that require the most subjective and complex judgments, and as such, could be the most subject to revision as new information becomes available.

The Company is subject to the regulations of various governmental agencies.  The Company also undergoes periodic examinations by the regulatory agencies which may subject it to further changes with respect to asset valuations, amounts of required loss allowances, and operating restrictions resulting from the regulators' judgments based on information available to them at the time of their examinations.

Significant Group Concentrations of Credit Risk

Most of the Company's activities are with customers located primarily in Oswego and Onondaga counties of New York State.  A large portion of the Company's portfolio is centered in residential and commercial real estate.  The Company closely monitors real estate collateral values and requires additional reviews of commercial real estate appraisals by a qualified third party for commercial real estate loans in excess of $400,000.  All residential loan appraisals are reviewed by an individual or third party who is independent of the loan origination or approval process and was not involved in the approval of appraisers or selection of the appraiser for the transaction, and has no direct or indirect interest, financial or otherwise in the property or the transaction.  Note 4 discusses the types of securities that the Company invests in.  Note 5 discusses the types of lending that the Company engages in.  The Company does not have any significant concentrations to any one industry or customer.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

Noncontrolling Interest

Noncontrolling interest represents the portion of ownership and profit or loss that is attributable to the minority owners of the FitzGibbons Agency.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks and interest-bearing deposits (with original maturity of three months or less).

Investment Securities

The Company classifies investment securities as either available-for-sale or held-to-maturity.  The Company does not hold any securities considered to be trading.  Available-for-sale securities are reported at fair value, with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of the applicable income tax effect. Held-to-maturity securities are those that the Company has the ability and intent to hold until maturity and are reported at amortized cost.  These securities include those that were transferred from available-for-sale to held-to-maturity in the third quarter of 2013, and more fully explained in Note 4 to the financial statements.

Gains or losses on investment security transactions are based on the amortized cost of the specific securities sold.  Premiums and discounts on securities are amortized and accreted into income using the interest method over the period to maturity.

Note 4 to the consolidated financial statements includes additional information about the Company's accounting policies with respect to the impairment of investment securities.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank ("FHLB") system to hold stock of its district FHLB according to a predetermined formula.  The stock is carried at cost.

Transfers of Financial Assets

Transfers of financial assets, including sales of loans and loan participations, are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Loans

The Company grants mortgage, commercial, municipal, and consumer loans to customers.  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at their outstanding unpaid principal balances, less the allowance for loan losses plus net deferred loan origination costs. The ability of the Company's debtors to honor their contracts is dependent upon the real estate and general economic conditions in the market area.  Interest income is generally recognized when income is earned using the interest method. Nonrefundable loan fees received and related direct origination costs incurred are deferred and amortized over the life of the loan using the interest method, resulting in a constant effective yield over the loan term. Deferred fees are recognized into income and deferred costs are charged to income immediately upon prepayment of the related loan.

The loans receivable portfolio is segmented into residential mortgage, commercial and consumer loans.  The residential mortgage segment consists of one-to-four family first-lien residential mortgages and construction loans.  Commercial loans consist of the following classes: real estate, lines of credit, other commercial and industrial, and tax-exempt loans.  Consumer loans include both home equity lines of credit and loans with junior liens and other consumer loans.

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of losses inherent in the loan portfolio as of the date of the statement of condition and it is recorded as a reduction of loans.  The allowance is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries.  Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.  All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, unless productive collection efforts are providing results.  Consumer loans may be charged off earlier in the event of bankruptcy, or if there is an amount that is deemed uncollectible.  No portion of the allowance for loan losses is restricted to any individual loan product and the entire allowance is available to absorb any and all loan losses.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated.  Management performs a quarterly evaluation of the adequacy of the allowance.  The allowance is based on three major components which are; specific components for larger loans, recent historical losses and several qualitative factors applied to a general pool of loans, and an unallocated component.

The first component is the specific component that relates to loans that are classified as impaired.  For these loans, an allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than the carrying value of that loan.

The second or general component covers pools of loans, by loan class, not considered impaired, smaller balance homogeneous loans, such as residential real estate, home equity and other consumer loans.  These pools of loans are evaluated for loss exposure first based on historical loss rates for each of these categories of loans. The ratio of net charge-offs to loan outstandings within each product class, over the most recent eight quarters, lagged by one quarter, is used to generate the historical loss rates.  In addition, qualitative factors are added to the historical loss rates in arriving at the total allowance for loan loss need for this general pool of loans.  The qualitative factors include changes in national and local economic trends, the rate of growth in the portfolio, trends of delinquencies and nonaccrual balances, changes in loan policy, and changes in lending management experience and related staffing.  Each factor is assigned a value to reflect improving, stable or declining conditions based on management's best judgment using relevant information available at the time of the evaluation.  These qualitative factors, applied to each product class, make the evaluation inherently subjective, as it requires material estimates that may be susceptible to significant revision as more information becomes available.  Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss analysis and calculation.

The third or unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio and generally comprises less than 10% of the total allowance for loan loss.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and shortfalls on a case-by case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length and reason for the delay, the borrower's prior payment record and the amount of shortfall in relation to what is owed.  Impairment is measured by either the present value of the expected future cash flows discounted at the loan's effective interest rate or the fair value of the underlying collateral if the loan is collateral dependent.  The majority of the Company's loans utilize the fair value of the underlying collateral.

An allowance for loan loss is established for an impaired loan if its carrying value exceeds its estimated fair value.  The estimated fair values of substantially all of the Company's impaired loans are measured based on the estimated fair value of the loan's collateral.  For loans secured by real estate, estimated fair values are determined primarily through third-party appraisals, less costs to sell.  Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value.  The discounts also include estimated costs to sell the property.

For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower's financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices.  Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

Large groups of homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual residential mortgage loans less than $300,000, home equity and other consumer loans for impairment disclosures, unless such loans are related to borrowers with impaired commercial loans or they are the subject to a troubled debt restructuring agreement for those with a carrying value in excess of $300,000.

Commercial loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty.  Concessions granted under a troubled debt restructuring generally include but are not limited to a temporary reduction in the interest rate or an extension of a loan's stated maturity date.  Commercial loans classified as troubled debt restructurings with a carrying value in excess of $100,000 are designated as impaired and evaluated as discussed above.

The allowance calculation methodology includes further segregation of loan classes into risk rating categories.  The borrower's overall financial condition, repayment sources, guarantors and value of the collateral, if appropriate, are evaluated not less than annually for commercial loans or when credit deficiencies arise on all loans.  Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss.  See Note 5 for a description of these regulatory classifications.

In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.  Based on management's comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Income Recognition on Impaired and Nonaccrual Loans

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan may be currently performing.  A loan may remain on accrual status if it is either well secured or guaranteed and in the process of collection.  When a loan is placed on nonaccrual status, unpaid interest is reversed and charged to interest income.  Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to management's judgment as to the collectability of principal.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.  Nonaccrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.

For nonaccrual loans, when future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under standby letters of credit.  Such financial instruments are recorded when they are funded.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, ranging up to 40 years for premises and 10 years for equipment. Maintenance and repairs are charged to operating expenses as incurred.  The asset cost and accumulated depreciation are removed from the accounts for assets sold or retired and any resulting gain or loss is included in the determination of income.

Foreclosed Real Estate

Properties acquired through foreclosure, or by deed in lieu of foreclosure, are recorded at their fair value less estimated costs to sell.  Fair value is typically determined based on evaluations by third parties.  Costs incurred in connection with preparing the foreclosed real estate for disposition are capitalized to the extent that they enhance the overall fair value of the property. Any write-downs on the asset's fair value less costs to sell at the date of acquisition are charged to the allowance for loan losses.  Subsequent write downs and expenses of foreclosed real estate are included as a valuation allowance and recorded in noninterest expense.

Goodwill and Intangible Assets

Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired.  Goodwill is not amortized, but is evaluated annually for impairment.  Intangible assets, such as customer relationships, are amortized over their useful lives, generally 15 years.

Mortgage Servicing Rights

Originated mortgage servicing rights are recorded at their fair value at the time of transfer of the related loans and are amortized in proportion to, and over the period of, estimated net servicing income or loss.  The carrying value of the originated mortgage servicing rights is periodically evaluated for impairment or between annual evaluations under certain circumstances.

Stock-Based Compensation

Compensation costs related to share-based payment transactions are recognized based on the grant-date fair value of the stock-based compensation issued. Compensation costs are recognized over the period that an employee provides service in exchange for the award.  Compensation costs related to the Employee Stock Ownership Plan are dependent upon the average stock price and the shares committed to be released to plan participants through the period in which income is reported.

Retirement Benefits

The Company has a non-contributory defined benefit pension plan that covered substantially all employees. On May 14, 2012, the Company informed its employees of its decision to freeze participation and benefit accruals under the plan, primarily to reduce some of the volatility in earnings that can accompany the maintenance of a defined benefit plan.  The freeze became effective June 30, 2012.  Compensation earned by employees up to June 30, 2012 is used for purposes of calculating benefits under the plan but there will be no future benefit accruals after this date.  Participants as of June 30, 2012 will continue to earn vesting credit with respect to their frozen accrued benefits as they continue to work. Pension expense under these plans is charged to current operations and consists of several components of net pension cost based on various actuarial assumptions regarding future experience under the plans.

Gains and losses, prior service costs and credits, and any remaining transition amounts that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive loss, net of tax effects, until they are amortized as a component of net periodic cost.  Plan assets and obligations are measured as of the Company's statement of condition date.

The Company has unfunded deferred compensation and supplemental executive retirement plans for selected current and former employees and officers that provide benefits that cannot be paid from a qualified retirement plan due to Internal Revenue Code restrictions. These plans are nonqualified under the Internal Revenue Code, and assets used to fund benefit payments are not segregated from other assets of the Company, therefore, in general, a participant's or beneficiary's claim to benefits under these plans is as a general creditor.

The Company sponsors an Employee Stock Ownership Plan ("ESOP") covering substantially all full time employees.  The cost of shares issued to the ESOP but not committed to be released to the participants is presented in the consolidated statement of condition as a reduction of shareholders' equity.  ESOP shares are released to the participants proportionately as the loan is repaid.  The Company records ESOP compensation expense based on the shares committed to be released and allocated to the participant's accounts multiplied by the average share price of the Company's stock over the period.  Dividends related to unallocated shares are recorded as compensation expense.

Derivative Financial Instruments

Derivatives are recorded on the statement of condition as assets and liabilities measured at their fair value. The accounting for increases and decreases in the value of derivatives depends upon the use of derivatives and whether the derivatives qualify for hedge accounting.  The Company currently has one interest rate swap, which has been determined to be a cash flow hedge.  The fair value of cash-flow hedging instruments ("Cash Flow Hedge") is recorded in either other assets or other liabilities. On an ongoing basis, the statement of condition is adjusted to reflect the then current fair value of the Cash Flow Hedge. The related gains or losses are reported in other comprehensive income (loss) and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the hedged item (primarily a variable-rate debt obligation) affect earnings. To the extent that the Cash Flow Hedge is not effective, the ineffective portion of the Cash Flow Hedge is immediately recognized as interest expense.

Income Taxes

Provisions for income taxes are based on taxes currently payable or refundable and deferred income taxes on temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets and liabilities are reported in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.

Earnings Per Share

Basic earnings per common share are computed by dividing net income, after preferred stock dividends and preferred stock discount accretion, by the weighted average number of common shares outstanding throughout each year.  Diluted earnings per share gives effect to weighted average shares that would be outstanding assuming the exercise of issued stock options and warrants using the treasury stock method.  Unallocated shares of the Company's ESOP plan are not included when computing earnings per share until they are committed to be released.

Segment Reporting

The Company has evaluated the activities relating to its strategic business units.  The controlling interest in the FitzGibbons Agency is dissimilar in nature and management when compared to the Company's other strategic business units which are judged to be similar in nature and management.  The Company has determined that the FitzGibbons Agency is below the reporting threshold in size in accordance with Accounting Standards Codification 280.  Accordingly, the Company has determined it has no reportable segments.

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the equity section of the statement of condition, such items, along with net income, are components of comprehensive income.

Accumulated other comprehensive (loss) represents the sum of these items, with the exception of net income, as of the balance sheet date and is represented in the table below.

	As of December 31,
Accumulated Other Comprehensive Loss By Component:	2014	2013
Unrealized loss for pension and other postretirement obligations	$(2,991)	$(1,637)
Tax effect	1,197	655
Net unrealized loss for pension and other postretirement obligations	(1,794)	(982)
Unrealized loss on financial derivative instruments used in cash flow hedging relationships	(82)	(135)
Tax effect	33	54
Net unrealized loss on financial derivative instruments used in cash flow hedging relationships	(49)	(81)
Unrealized gains on available-for-sale securities	763	166
Tax effect	(306)	(67)
Net unrealized gains on available-for-sale securities	457	99
Unrealized loss on securities transferred to held-to-maturity	(1,221)	(1,302)
Tax effect	488	521
Net unrealized loss on securities transferred to held-to-maturity	(733)	(781)
Accumulated other comprehensive loss	$(2,119)	$(1,745)
The accompanying notes are an integral part of the consolidated financial statements.

Reclassifications

Certain amounts in the 2013 consolidated financial statements have been reclassified to conform to the current year presentation.  These reclassifications had no effect on net income as previously reported.

NOTE 2:  NEW ACCOUNTING PRONOUNCEMENTS

In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2015-01 – Income Statement – Extraordinary and Unusual Items (Subtopic 225-20).  This ASU addressed the simplification of income statement presentation by eliminating the concept of extraordinary items.  The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  The Company does not expect a material impact on its consolidated statements of condition, results of operations, or cash flows.

NOTE 3:  EARNINGS PER SHARE

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Net income available to common shareholders is net income to Pathfinder Bancorp, Inc. less the total of preferred dividends declared. Diluted earnings per share include the potential dilutive effect that could occur upon the assumed exercise of issued stock options using the Treasury Stock method.  Anti-dilutive stock options, not included in the computation below, were 16,472 for the years ended 2014 and 2013.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released to plan participants.

The following table sets forth the calculation of basic and diluted earnings per share.  Historical share and per share data have been adjusted by the exchange ratio of 1.6472 used in the Conversion and Offering.

	Years ended
	December 31,
(In thousands, except per share data)	2014	2013
Basic Earnings Per Common Share
Net income available to common shareholders	$2,650	$2,406
Weighted average common shares outstanding	4,156	4,146
Basic earnings per common share	$0.64	$0.58

Diluted Earnings Per Common Share
Net income available to common shareholders	$2,650	$2,406
Weighted average common shares outstanding	4,156	4,146
Effect of assumed exercise of stock options	44	23
Diluted weighted average common shares outstanding	4,200	4,169
Diluted earnings per common share	$0.63	$0.58

NOTE 4: INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized as follows:

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$17,896	$3	$(149)	$17,750
State and political subdivisions	8,346	110	(13)	8,443
Corporate	13,763	116	(19)	13,860
Residential mortgage-backed - US agency	30,321	403	(149)	30,575
Collateralized mortgage obligations - US agency	15,432	168	(124)	15,476
Total	85,758	800	(454)	86,104
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	643	5	-	648
Large cap equity fund	456	193	-	649
Other mutual funds	183	196	-	379
Common stock - financial services industry	270	23	-	293
Total	1,552	417	-	1,969
Total available-for-sale	$87,310	$1,217	$(454)	$88,073
Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$4,834	$58	$-	$4,892
State and political subdivisions	22,610	824	(9)	23,425
Corporate	2,487	33	(17)	2,503
Residential mortgage-backed - US agency	8,043	242	-	8,285
Collateralized mortgage obligations - US agency	2,901	133	-	3,034
Total held-to-maturity	$40,875	$1,290	$(26)	$42,139

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$16,935	$2	$(340)	$16,597
State and political subdivisions	6,429	164	(6)	6,587
Corporate	13,498	198	-	13,696
Residential mortgage-backed - US agency	22,231	332	(424)	22,139
Collateralized mortgage obligations - agency	20,147	164	(308)	20,003
Total	79,240	860	(1,078)	79,022
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	643	5	-	648
Large cap equity fund	456	195	-	651
Other mutual funds	183	162	-	345
Common stock - financial services industry	271	22	-	293
Total	1,553	384	-	1,937
Total available-for-sale	$80,793	$1,244	$(1,078)	$80,959
Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$1,872	$-	$(25)	$1,847
State and political subdivisions	21,371	11	(118)	21,264
Corporate	3,746	16	(44)	3,718
Residential mortgage-backed - US agency	5,556	-	(30)	5,526
Collateralized mortgage obligations - agency	1,867	-	-	1,867
Total held-to-maturity	$34,412	$27	$(217)	$34,222

The Company's investments in mortgage-backed securities include pass-through securities and collateralized mortgage obligations issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA.  As of December 31, 2014 and December 31, 2013, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company's investments in state and political obligation securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

The amortized cost and estimated fair value of debt investments at December 31, 2014 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
(In thousands)
Due in one year or less	$5,818	$5,838	$196	$197
Due after one year through five years	29,042	29,121	6,136	6,145
Due after five years through ten years	5,145	5,094	14,992	15,441
Due after ten years	-	-	8,607	9,037
Sub-total	40,005	40,053	29,931	30,820
Residential mortgage-backed - US agency	30,321	30,575	8,043	8,285
Collateralized mortgage obligations - US agency	15,432	15,476	2,901	3,034
Totals	$85,758	$86,104	$40,875	$42,139

The Company's investment securities' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, is as follows:

	December 31, 2014
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
(Dollars in thousands)
Available-for-Sale
US Treasury, agencies and GSE's	7	$(18)	$7,991	7	$(131)	$7,856	14	$(149)	$15,847
State and political subdivisions	19	(13)	3,047	1	-	90	20	(13)	3,137
Corporate	7	(19)	4,520	-	-	-	7	(19)	4,520
Residential mortgage-backed - US agency	2	(8)	1,424	6	(141)	6,256	8	(149)	7,680
Collateralized mortgage obligations - US agency	3	(22)	2,692	5	(102)	3,963	8	(124)	6,655
Totals	38	$(80)	$19,674	19	$(374)	$18,165	57	$(454)	$37,839
Held-to-Maturity
US Treasury, agencies and GSE's	-	$-	$-	-	$-	$-	-	$-	$-
State and political subdivisions	1	(9)	1,463	-	-	-	1	(9)	1,463
Corporate	2	(17)	1,108	-	-	-	2	(17)	1,108
Residential mortgage-backed - US agency	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations - US agency	-	-	-	-	-	-	-	-	-
Totals	3	$(26)	$2,571	-	$-	$-	3	$(26)	$2,571

	December 31, 2013
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
Available-for-Sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
(Dollars in thousands)
US Treasury, agencies and GSE's	14	$(340)	$15,573	-	$-	$-	14	$(340)	$15,573
State and political subdivisions	1	(4)	114	3	(2)	397	4	(6)	511
Corporate	-	-	-	-	-	-	-	-	-
Residential mortgage-backed - US agency	11	(374)	12,923	1	(50)	878	12	(424)	13,801
Collateralized mortgage obligations - US agency	14	(308)	10,519	-	-	-	14	(308)	10,519
Totals	40	$(1,026)	$39,129	4	$(52)	$1,275	44	$(1,078)	$40,404

Held-to-Maturity
US Treasury, agencies and GSE's	2	$(25)	$1,847	-	$-	$-	2	$(25)	$1,847
State and political subdivisions	37	(118)	17,814	-	-	-	37	(118)	17,814
Corporate	4	(44)	3,171	-	-	-	4	(44)	3,171
Residential mortgage-backed - US agency	6	(30)	5,526	-	-	-	6	(30)	5,526
Collateralized mortgage obligations - US agency	-	-	-	-	-	-	-	-	-
Totals	49	$(217)	$28,358	-	$-	$-	49	$(217)	$28,358

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

Management does not believe any individual unrealized loss in other securities within the portfolio as of December 31, 2014 represents OTTI.  All securities which have been in an unrealized loss position for 12 months or more are comprised of United States Agency issued mortgage-backed securities, collateralized mortgage obligations and Agency and Government Sponsored enterprise bond holdings.  These positions in US Government Agency and Government Sponsored enterprises are deemed to have no credit impairment, thus, the disclosed unrealized losses relate directly to changes in interest rates subsequent to the acquisition of the individual securities.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the length of time the equity security's fair value has been below the carrying amount. Management has determined that we have the intent and ability to retain the equity securities for a sufficient period of time to allow for recovery. All of the Company's equity securities had a fair value greater than the book value at December 31, 2014.

Gross realized gains (losses) on sales and redemptions of securities for the years ended December 31 are detailed below:

(In thousands)	2014	2013
Realized gains	$312	$370
Realized losses	(2)	(5)
	$310	$365

As of December 31, 2014 and December 31, 2013, securities with a fair value of $66.7 million and $58.6 million, respectively, were pledged to collateralize certain municipal deposit relationships.  As of the same dates, securities with a fair value of $19.9 million and $21.6 million were pledged against certain borrowing arrangements.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages.  The Company is not in the practice of investing in, or originating, these types of investments or loans.

NOTE 5: LOANS

Major classifications of loans are as follows:

	December 31,	December 31,
(In thousands)	2014	2013
Residential mortgage loans:
1-4 family first-lien residential mortgages	$172,159	$166,298
Construction	3,209	1,982
Total residential mortgage loans	175,368	168,280

Commercial loans:
Real estate	125,952	95,536
Lines of credit	17,407	14,444
Other commercial and industrial	34,660	32,675
Tax exempt loans	7,201	5,122
Total commercial loans	185,220	147,777

Consumer loans:
Home equity and junior liens	22,713	21,110
Other consumer	4,160	4,166
Total consumer loans	26,873	25,276

Total loans	387,461	341,333
Net deferred loan costs	77	300
Less allowance for loan losses	(5,349)	(5,041)
Loans receivable, net	$382,189	$336,592

The Company originates residential mortgage, commercial and consumer loans largely to customers throughout Oswego, Onondaga and surrounding counties. Although the Company has a diversified loan portfolio, a substantial portion of its borrowers' abilities to honor their contracts is dependent upon the counties' employment and economic conditions.

As of December 31, 2014 and December 31, 2013, residential mortgage loans with a carrying value of $121.1 million and $114.8 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York ("FHLBNY") under a blanket collateral agreement to secure the Company's line of credit and term borrowings.

Loan Origination / Risk Management

The Company has lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk.  Management and the Board of Directors reviews and approves these policies and procedures on a regular basis.  A reporting system supplements the review process by frequently providing management with reports related to loan production, loan quality, loan delinquencies, nonperforming and potential problem loans.  Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

Risk Characteristics of Portfolio Segments

Each portfolio segment generally carries its own unique risk characteristics.

The residential mortgage loan segment is impacted by general economic conditions, unemployment rates in the Bank's service area, real estate values and the forward expectation of improvement or deterioration in economic conditions.

The commercial loan segment is impacted by general economic conditions but, more specifically, the industry segment in which each borrower participates.  Unique competitive changes within a borrower's specific industry, or geographic location could cause significant changes in the borrower's revenue stream, and therefore, impact its ability to repay its obligations.  Commercial real estate is also subject to general economic conditions but changes within this segment typically lag changes seen within the consumer and commercial segment.  Included within this portfolio are both owner occupied real estate, in which the borrower occupies the majority of the real estate property and upon which the majority of the sources of repayment of the obligation is dependent upon, and non-owner occupied real estate, in which several tenants comprise the repayment source for this portfolio segment.  The composition and competitive position of the tenant structure may cause adverse changes in the repayment of debt obligations for the non-owner occupied class within this segment.

The consumer loan segment is impacted by general economic conditions, unemployment rates in the Company's service area, and the forward expectation of improvement or deterioration in economic conditions.

Real estate loans, including residential mortgages, commercial real estate loans and home equity, comprise 84% of the portfolio in 2014, identical to the composition in 2013.  Loans secured by real estate provide the best collateral protection and thus significantly reduce the inherent risk in the portfolio.

Management has reviewed its loan portfolio and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages.  The Company is not in the practice of originating these types of loans.

Description of Credit Quality Indicators

The Company utilizes an eight tier risk rating system to evaluate the quality of its loan portfolio.  Loans that are risk rated "1" through "4" are considered "Pass" loans.  In accordance with regulatory guidelines, loans rated "5" through "8" are termed "criticized" loans and loans rated "6" through "8" are termed "classified" loans.  A description of the Company's credit quality indicators follows.

For Commercial Loans:

1.
Prime:  A loan that is fully secured by properly margined Pathfinder Bank deposit account(s) or an obligation of the US Government.  It may also be unsecured if it is supported by a very strong financial condition and, in the case of a commercial loan, excellent management.  There exists an unquestioned ability to repay the loan in accordance with its terms.

2.
Strong:  Desirable relationship of somewhat less stature than Prime grade.  Possesses a sound documented repayment source, and back up, which will allow repayment within the terms of the loan.  Individual loans backed by solid assets, character and integrity.  Ability of individual or company management is good and well established.  Probability of serious financial deterioration is unlikely.

3.
Satisfactory:  Stable financial condition with cash flow sufficient for debt service coverage.  Satisfactory loans of average strength having some deficiency or vulnerability to changing economic or industry conditions but performing as agreed with documented evidence of repayment capacity.  May be unsecured loans to borrowers with satisfactory credit and financial strength.  Satisfactory provisions for management succession and a secondary source of repayment exists.

4.
Satisfactory Watch:  A four is not a criticized or classified credit. These credits do not display the characteristics of a criticized asset as defined by the regulatory definitions. A credit is given a Satisfactory Watch designation if there are matters or trends observed deserving attention somewhat beyond normal monitoring.  Borrowing obligations may be handled according to agreement but could be adversely impacted by developing factors such as industry conditions, operating problems, litigation pending of a significant nature or declining collateral quality and adequacy.

5.
Special Mention:  A warning risk grade that portrays one or more weaknesses that may be tolerated in the short term.  Assets in this category are currently protected but are potentially weak.  This loan would not normally be booked as a new credit, but may have redeeming characteristics persuading the Bank to continue working with the borrower.  Loans accorded this classification have potential weaknesses which may, if not checked or corrected, weaken the company's assets, inadequately protect the Bank's position or effect the orderly, scheduled reduction of the debt at some future time.

6.
Substandard:  The relationship is inadequately protected by the current net worth and cash flow capacity of the borrower, guarantor/endorser, or of the collateral pledged.  Assets have a well-defined weakness or weaknesses that jeopardize the orderly liquidation of the debt.  The relationship shows deteriorating trends or other deficient areas.  The loan may be nonperforming and expected to remain so for the foreseeable future.  Relationship balances may be adequately secured by asset value; however a deteriorated financial condition may necessitate collateral liquidation to effect repayment.  This would also include any relationship with an unacceptable financial condition requiring excessive attention of the officer due to the nature of the credit risk or lack of borrower cooperation.

7.
Doubtful:  The relationship has all the weaknesses inherent in a credit graded 5 with the added characteristic that the weaknesses make collection on the basis of currently existing facts, conditions and value, highly questionable or improbable.  The possibility of some loss is extremely high, however its classification as an anticipated loss is deferred until a more exact determination of the extent of loss is determined.  Loans in this category must be on nonaccrual.

8.
Loss:  Loans are considered uncollectible and of such little value that continuance as bankable assets is not warranted.  It is not practicable or desirable to defer writing off this basically worthless asset even though partial recovery may be possible in the future.

For Residential Mortgage and Consumer Loans:

Residential mortgage and consumer loans are assigned a "Pass" rating unless the loan has demonstrated signs of weakness as indicated by the ratings below.

5.	Special Mention: All loans sixty days past due are classified Special Mention. The loan is not upgraded until it has been current for six consecutive months.

6.	Substandard: All loans 90 days past due are classified Substandard. The loan is not upgraded until it has been current for six consecutive months.

7.
Doubtful:  The relationship has all the weaknesses inherent in a credit graded 5 with the added characteristic that the weaknesses make collection on the basis of currently existing facts, conditions and value, highly questionable or improbable.  The possibility of some loss is extremely high.

The risk ratings for classified loans are evaluated at least quarterly for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial, residential mortgage or consumer loans.  See further discussion of risk ratings in Note 1.

The following table presents the segments and classes of the loan portfolio summarized by the aggregate pass rating and the criticized and classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system:

	As of December 31, 2014
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$166,352	$1,384	$3,370	$1,053	$172,159
Construction	3,209	-	-	-	3,209
Total residential mortgage loans	169,561	1,384	3,370	1,053	175,368
Commercial loans:
Real estate	119,521	1,157	5,132	142	125,952
Lines of credit	16,310	451	646	-	17,407
Other commercial and industrial	33,258	434	941	27	34,660
Tax exempt loans	7,201	-	-	-	7,201
Total commercial loans	176,290	2,042	6,719	169	185,220
Consumer loans:
Home equity and junior liens	21,722	333	574	84	22,713
Other consumer	4,113	10	37	-	4,160
Total consumer loans	25,835	343	611	84	26,873
Total loans	$371,686	$3,769	$10,700	$1,306	$387,461

	As of December 31, 2013
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$160,013	$1,649	$4,622	$14	$166,298
Construction	1,982	-	-	-	1,982
Total residential mortgage loans	161,995	1,649	4,622	14	168,280
Commercial loans:
Real estate	90,162	918	4,456	-	95,536
Lines of credit	12,941	560	943	-	14,444
Other commercial and industrial	31,159	468	899	149	32,675
Tax exempt loans	5,122	-	-	-	5,122
Total commercial loans	139,384	1,946	6,298	149	147,777
Consumer loans:
Home equity and junior liens	19,567	487	976	80	21,110
Other consumer	4,040	30	74	22	4,166
Total consumer loans	23,607	517	1,050	102	25,276
Total loans	$324,986	$4,112	$11,970	$265	$341,333

Nonaccrual and Past Due Loans

Loans are considered past due if the required principal and interest payments have not been received within thirty days of the payment due date.

An age analysis of past due loans, exclusive of deferred costs, segregated by class of loans were as follows:

	As of December 31, 2014
	30-59 Days	60-89 Days	90 Days
	Past Due	Past Due	and Over	Total		Total Loans
(In thousands)	And Accruing	And Accruing		Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,455	$687	$1,902	$4,044	$168,115	$172,159
Construction	-	-	-	-	3,209	3,209
Total residential mortgage loans	1,455	687	1,902	4,044	171,324	175,368
Commercial loans:
Real estate	1,462	32	3,547	5,041	120,911	125,952
Lines of credit	10	-	278	288	17,119	17,407
Other commercial and industrial	445	982	205	1,632	33,028	34,660
Tax exempt loans	-	-	-	-	7,201	7,201
Total commercial loans	1,917	1,014	4,030	6,961	178,259	185,220
Consumer loans:
Home equity and junior liens	120	17	313	450	22,263	22,713
Other consumer	6	17	11	34	4,126	4,160
Total consumer loans	126	34	324	484	26,389	26,873
Total loans	$3,498	$1,735	$6,256	$11,489	$375,972	$387,461

	As of December 31, 2013

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,213	$1,472	$2,194	$5,879	$160,419	$166,298
Construction	-	-	-	-	1,982	1,982
Total residential mortgage loans	2,213	1,472	2,194	5,879	162,401	168,280
Commercial loans:
Real estate	1,407	1,901	1,934	5,242	90,294	95,536
Lines of credit	341	113	381	835	13,609	14,444
Other commercial and industrial	2,045	1,289	394	3,728	28,947	32,675
Tax exempt loans	-	-	-	-	5,122	5,122
Total commercial loans	3,793	3,303	2,709	9,805	137,972	147,777
Consumer loans:
Home equity and junior liens	954	281	402	1,637	19,473	21,110
Other consumer	46	51	45	142	4,024	4,166
Total consumer loans	1,000	332	447	1,779	23,497	25,276
Total loans	$7,006	$5,107	$5,350	$17,463	$323,870	$341,333

Year-end nonaccrual loans, segregated by class of loan, were as follows:

	December 31,	December 31,
(In thousands)	2014	2013
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,902	$2,194
	1,902	2,194
Commercial loans:
Real estate	3,547	1,934
Lines of credit	278	381
Other commercial and industrial	205	394
	4,030	2,709
Consumer loans:
Home equity and junior liens	313	402
Other consumer	11	45
	324	447
Total nonaccrual loans	$6,256	$5,350

There were no loans past due ninety days or more and still accruing interest at December 31, 2014 or 2013.

The Company is required to disclose certain activities related to Troubled Debt Restructurings ("TDR"s) in accordance with accounting guidance.  Certain loans have been modified in a TDR where economic concessions have been granted to a borrower who is experiencing, or expected to experience, financial difficulties.  These economic concessions could include a reduction in the loan interest rate, extension of payment terms, reduction of principal amortization, or other actions that it would not otherwise consider for a new loan with similar risk characteristics.

The Company is required to disclose new TDRs for each reporting period for which an income statement is being presented.  The recorded investment for each TDR is determined by the loan balance less the reserve associated with the loan.

The Company has determined that there were two new TDRs in the year ended December 31, 2014.

•
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

•
The modification made within the other commercial and industrial loan class included a consolidation of three credit facilities into a single loan with a pre-modification and post-modification recorded investment of $86,000, and $31,000, respectively.  The post-modification recorded investment included closing costs as a result of the restructuring.  Economic concessions granted included an advance of additional monies without an associated increased in collateral.  The TDR resulted in a loan balance of $268,000 with a specific reserve of $237,000, resulting in a recorded investment of $31,000.  The Company was required to increase the reserve against this loan by $122,000 which was a component of the provision for loan losses in the fourth quarter of 2014.

The two TDR's executed in 2014 indicated above were not in payment default at any time during 2014.

The Company has determined that there was a new TDR with a recorded investment of $404,000 in the year ended December 31, 2013.

•
The modification made within the residential real estate loan class resulted in a pre-modification and post-modification recorded investment of $400,000 and $407,000, respectively.  The post-modification recorded investment included late charges, accrued interest, and closing costs as a result of the restructuring.  Economic concessions granted included a reduction in loan interest rate, extended payment terms, and an advance of additional monies for closing costs without an associated increase in collateral.  The Company was required to establish a specific reserve against this loan of $61,000, which was a component of the provision for loan losses in the third quarter of 2013.

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

Impaired Loans

The following table summarizes impaired loans information by portfolio class:

	December 31, 2014			December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$1,138	$1,163	$-	$550	$550	$-
Commercial real estate	2,083	2,154	-	1,496	1,499	-
Commercial lines of credit	185	197	-	196	196	-
Other commercial and industrial	335	356	-	266	266	-
Home equity and junior liens	21	21	-	294	294	-
Other consumer	-	-	-	-	-	-
With an allowance recorded:
1-4 family first-lien residential mortgages	-	-	-	402	402	59
Commercial real estate	2,927	2,972	552	2,045	2,054	649
Commercial lines of credit	93	99	93	185	200	135
Other commercial and industrial	268	268	238	139	139	107
Home equity and junior liens	340	340	31	165	165	84
Other consumer	11	11	3	2	2	2
Total:
1-4 family first-lien residential mortgages	1,138	1,163	-	952	952	59
Commercial real estate	5,010	5,126	552	3,541	3,553	649
Commercial lines of credit	278	296	93	381	396	135
Other commercial and industrial	603	624	238	405	405	107
Home equity and junior liens	361	361	31	459	459	84
Other consumer	11	11	3	2	2	2
Totals	$7,401	$7,581	$917	$5,740	$5,767	$1,036

The following table presents the average recorded investment in impaired loans for the years ended December 31:

(In thousands)	2014	2013
1-4 family first-lien residential mortgages	$1,204	$1,407
Commercial real estate	4,886	3,605
Commercial lines of credit	378	406
Other commercial and industrial	529	694
Home equity and junior liens	402	512
Other consumer	9	3
Total	$7,408	$6,627

The following table presents the interest income recognized on impaired loans for the years ended December 31:

(In thousands)	2014	2013
1-4 family first-lien residential mortgages	$34	$26
Commercial real estate	104	176
Commercial lines of credit	-	15
Other commercial and industrial	38	32
Home equity and junior liens	12	28
Other consumer	1	-
Total	$189	$277

NOTE 6: ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31, 2014 and 2013 and information pertaining to the allocation of the allowance for loan losses and balances of the allowance for loan losses and loans receivable based on individual and collective impairment evaluation by loan portfolio class at the indicated dates are summarized in the tables below.  An allocation of a portion of the allowance to a given portfolio class does not limit the Company's ability to absorb losses in another portfolio class.

	December 31, 2014
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$649	$-	$2,302	$397	$834
Charge-offs	(157)	-	(306)	(174)	(154)
Recoveries	2	-	4	9	10
Provisions	15	-	801	228	344
Ending balance	$509	$-	$2,801	$460	$1,034
Ending balance: related to loans
individually evaluated for impairment	$-	$-	$552	$93	$238
Ending balance: related to loans
collectively evaluated for impairment	$509	$-	$2,249	$367	$796

Loans receivables:
Ending balance	$172,159	$3,209	$125,952	$17,407	$34,660
Ending balance: individually
evaluated for impairment	$1,138	$-	$5,010	$278	$603
Ending balance: collectively
evaluated for impairment	$171,021	$3,209	$120,942	$17,129	$34,057

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2	$433	$136	$288	$5,041
Charge-offs	-	(86)	(97)	-	(974)
Recoveries	-	1	51	-	77
Provisions	1	40	8	(232)	1,205
Ending balance	$3	$388	$98	$56	$5,349
Ending balance: related to loans
individually evaluated for impairment	$-	$31	$3	$-	$917
Ending balance: related to loans
collectively evaluated for impairment	$3	$357	$95	$56	$4,432

Loans receivables:
Ending balance	$7,201	$22,713	$4,160		$387,461
Ending balance: individually
evaluated for impairment	$-	$361	$11		$7,401
Ending balance: collectively
evaluated for impairment	$7,201	$22,352	$4,149		$380,060

	December 31, 2013
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$811	$-	$1,748	$440	$750
Charge-offs	(153)	-	(46)	(124)	(149)
Recoveries	47	-	19	22	-
Provisions	(56)	-	581	59	233
Ending balance	$649	$-	$2,302	$397	$834
Ending balance: related to loans
individually evaluated for impairment	$59	$-	$649	$135	$107
Ending balance: related to loans
collectively evaluated for impairment	$590	$-	$1,653	$262	$727

Loans receivables:
Ending balance	$166,298	$1,982	$95,536	$14,444	$32,675
Ending balance: individually
evaluated for impairment	$952	$-	$3,541	$381	$405
Ending balance: collectively
evaluated for impairment	$165,346	$1,982	$91,995	$14,063	$32,270

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2	$494	$168	$88	$4,501
Charge-offs	-	(81)	(98)	-	(651)
Recoveries	-	19	52	-	159
Provisions	-	1	14	200	1,032
Ending balance	$2	$433	$136	$288	$5,041
Ending balance: related to loans
individually evaluated for impairment	$-	$84	$2	$-	$1,036
Ending balance: related to loans
collectively evaluated for impairment	$2	$349	$134	$288	$4,005

Loans receivables:
Ending balance	$5,122	$21,110	$4,166		$341,333
Ending balance: individually
evaluated for impairment	$-	$459	$2		$5,740
Ending balance: collectively
evaluated for impairment	$5,122	$20,651	$4,164		$335,593

NOTE 7: SERVICING

Loans serviced for others are not included in the accompanying consolidated statements of condition.  The unpaid principal balances of mortgage and other loans serviced for others were $24,780,000 and $28,597,000 at December 31, 2014 and 2013, respectively.  The balance of capitalized servicing rights included in other assets at December 31, 2014 and 2013, was $66,000 and $80,000, respectively.

The following summarizes mortgage servicing rights capitalized and amortized:

(In thousands)	2014	2013
Mortgage servicing rights capitalized	$-	$88
Mortgage servicing rights amortized	$14	$10

NOTE 8: PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31, is as follows:

(In thousands)	2014	2013
Land	$2,176	$1,794
Buildings	11,438	9,711
Furniture, fixtures and equipment	10,532	9,827
Construction in progress	1,246	1,718
	25,392	23,050
Less: Accumulated depreciation	12,192	11,406
	$13,200	$11,644

NOTE 9: GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. Goodwill is not amortized, but is evaluated annually for impairment or between annual evaluations in certain circumstances. Management performs an annual assessment of the Company's goodwill to determine whether or not any impairment of the carrying value may exist.

Of the $4.4 million of goodwill carried on the Company's books as of December 31, 2014, $3.8 million of this amount is due to prior periods' acquisitions of branches and $527,000 is due to the 2013 acquisition of the FitzGibbons Agency by Pathfinder Risk Management Company, Inc.

The Company is permitted to assess qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than the carrying value.  Based on the results of the assessment, management has determined that the carrying value of goodwill in the amount of $4.4 million is not impaired as of December 31, 2014.

The identifiable intangible asset of $175,000 as of December 31, 2014 is due to the acquisition of the FitzGibbons Agency and represents the customer list intangible. The future weighted amortization of this intangible asset is 7.0 years.

The gross carrying amount and accumulated amortization for this identifiable intangible asset are as follows:

	December 31,
(In thousands)	2014	2013

Gross carrying amount	$187	$188
Accumulated amortization	(12)	(1)
Net amortizing intangibles	$175	$187

The estimated amortization expense for each of the five succeeding years ended December 31, is as follows:

(In thousands)
2015	$13
2016	13
2017	13
2018	13
2019	13
Thereafter	110
$175

NOTE 10: DEPOSITS

A summary of deposits at December 31, is as follows:

(In thousands)	2014	2013	2012
Savings accounts	$71,723	$68,924	$63,501
Time accounts	126,319	141,131	146,193
Time accounts of $250,000 or more	26,246	18,761	17,128
Money management accounts	13,249	13,337	14,441
MMDA accounts	85,438	83,867	73,519
Demand deposit interest-bearing	33,669	32,281	29,693
Demand deposit noninterest-bearing	54,662	48,171	43,913
Mortgage escrow funds	4,262	3,668	3,417
Total Deposits	$415,568	$410,140	$391,805

At December 31, 2014, the scheduled maturities of time deposits are as follows:

(In thousands)
Year of Maturity:
2015	$103,459
2016	15,976
2017	7,485
2018	15,215
2019	4,340
Thereafter	6,090
Total	$152,565

NOTE 11: BORROWED FUNDS

The composition of borrowings (excluding junior subordinated debentures) at December 31 is as follows:

(In thousands)	2014	2013
Short-term:
FHLB Advances	$55,100	$24,000
Long-term:
FHLB advances	$11,000	$16,000
ESOP loan payable	-	853
Total long-term borrowings	$11,000	$16,853

The ESOP loan payable, with an outstanding balance of $853,000 at December 31, 2013 and payable to a third party lender, was paid off and refinanced by the Company on October 16, 2014 in connection with the Conversion and Offering.  In accordance with ASC 718-40-25-9d., the refinanced loan, also termed an employer loan or internally leveraged loan, does not appear on the balance sheet of the Company.

The principal balances, interest rates and maturities of the remaining borrowings, all of which are at a fixed rate, at December 31, 2014 are as follows:

Term	Principal	Rates
(Dollars in thousands)
Advances with FHLB
due within 1 year	2,000	2.79%
due within 2 years	3,000	2.12%
due within 3 years	4,000	1.36%-2.56%
due within 10 years	2,000	2.55%
Total advances with FHLB	$11,000
Total long-term fixed rate borrowings	$11,000

At December 31, 2014, scheduled repayments of long-term debt are as follows (in thousands):

2015	2,000
2016	3,000
2017	4,000
Thereafter	2,000
$11,000

The Company has access to Federal Home Loan Bank advances, under which it can borrow at various terms and interest rates.  Residential mortgage loans with a carrying value of $121.1 million and FHLB stock with a carrying value of $3.5 million have been pledged by the Company under a blanket collateral agreement to secure the Company's borrowings at December 31, 2014.  The total outstanding indebtedness under borrowing facilities with the FHLB cannot exceed the total value of the assets pledged under the blanket collateral agreement.  The Company has a $19.8 million line of credit available at December 31, 2014 with the Federal Reserve Bank of New York through its Discount Window and has pledged various corporate and municipal securities against the line. The Company has $14.4 million in lines of credit available with three other correspondent banks. $9.4 million of that line of credit is available on an unsecured basis and the remaining $5.0 million must be collateralized with marketable investment securities. Interest on the lines is determined at the time of borrowing.

The Company has a non-consolidated subsidiary trust, Pathfinder Statutory Trust II, of which the Company owns 100% of the common equity.  The Trust issued $5,000,000 of 30 year floating rate Company-obligated pooled capital securities of Pathfinder Statutory Trust II.  The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms.  The capital securities mature in 2037 and are treated as Tier 1 capital by the Federal Deposit Insurance Corporation and the Federal Reserve Board ("FRB").  The capital securities of the trust are a pooled trust preferred fund of Preferred Term Securities VI, Ltd. and are tied to the 3-month LIBOR (24 basis points) plus 1.65% for a total of 1.89% at December 31, 2014 with a five-year call provision.  The Company guarantees all of these securities.

The Company's equity interest in the trust subsidiary of $155,000 is reported in "Other assets".  For regulatory reporting purposes, the Federal Reserve has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them.

NOTE 12:  EMPLOYEE BENEFITS AND DEFERRED COMPENSATION AND SUPPLEMENTAL     RETIREMENT PLANS

The Company has a noncontributory defined benefit pension plan covering substantially all employees. The plan provides defined benefits based on years of service and final average salary. On May 14, 2012, the Company informed its employees of its decision to freeze participation and benefit accruals under the plan, primarily to reduce some of the volatility in earnings that can accompany the maintenance of a defined benefit plan.  The freeze became effective June 30, 2012.  Compensation earned by employees up to June 30, 2012 is used for purposes of calculating benefits under the plan but there will be no future benefit accruals after this date.  Participants as of June 30, 2012 will continue to earn vesting credit with respect to their frozen accrued benefits as they continue to work. In addition, the Company provides certain health and life insurance benefits for a limited number of eligible retired employees.  The healthcare plan is contributory with participants' contributions adjusted annually; the life insurance plan is noncontributory.  Employees with less than 14 years of service as of January 1, 1995, are not eligible for the health and life insurance retirement benefits.

In October 2014, the Society of Actuaries released new mortality tables with future mortality improvement assumptions which are expected to become the required standard for purposes of year end pension liability disclosures.  As such, the Company has adopted the "White Collar" version of the new mortality tables which more closely approximates the Company's participants in the frozen defined benefit pension plan at December 31, 2014.  This adoption caused the pension benefit obligation at December 31, 2014 to increase $1.1 million when compared to the pension benefit obligation at December 31, 2013.

The following tables set forth the changes in the plans' benefit obligations, fair value of plan assets and the plans' funded status as of December 31:

	Pension Benefits		Postretirement Benefits
(In thousands)	2014	2013	2014	2013
Change in benefit obligations:
Benefit obligations at beginning of year	$8,333	$9,465	$402	$450
Service cost	-	-	-	-
Interest cost	406	379	19	18
Actuarial loss (gain)	1,165	(1,277)	50	(28)
Plan Amendment	-	-	(102)	-
Benefits paid	(225)	(234)	(13)	(38)
Benefit obligations at end of year	9,679	8,333	356	402
Change in plan assets:
Fair value of plan assets at beginning of year	12,691	10,786	-	-
Actual return on plan assets	659	2,139	-	-
Benefits paid	(225)	(234)	(13)	(38)
Employer contributions	-	-	13	38
Fair value of plan assets at end of year	13,125	12,691	-	-
Funded Status - asset (liability)	$3,446	$4,358	$(356)	$(402)

The funded status of the pension was recorded within other assets on the statement of condition.  The unfunded status of the postretirement plan is recorded as a liability on the statement of condition.

Amounts recognized in accumulated other comprehensive loss as of December 31 are as follows:

	Pension Benefits		Postretirement Benefits
(In thousands)	2014	2013	2014	2013
Net loss	$2,962	$1,543	$29	$94
Tax Effect	1,185	617	12	38
	$1,777	$926	$17	$56

Gains and losses in excess of 10% of the greater of the benefit obligation or the fair value of assets are amortized over the average remaining service period of active participants.

The Company elected to modify the method when arriving at the discount rate used to establish the pension benefit obligation and the postretirement benefit obligation.  This change was utilized the actual projected cash flows of the participants in both plans and effective at December 31, 2014.  The following points address the approach taken.

1.
An analysis of the defined benefit pension plan's expected future cash flows and high-quality fixed income investments currently available and expected to be available during the period to maturity of the pension benefits yielded a single discount rate of 4.90% at December 31, 2014.

2.
An analysis of the postretirement health plan's expected future cash flows and high-quality fixed-income investments currently available and expected to be available during the period to maturity of the retiree medical benefits yielded a single discount rate of 4.98% at December 31, 2014.

3.
Each discount rate was developed by matching the expected future cash flows of Pathfinder Bank to high quality bonds.  Every bond considered has earned ratings of at least AA by Fitch Group, AA by Standard & Poor's, or Aa2 by Moody's Investor Services.

The discount rates used at December 31, 2013 utilized the Citigroup Pension Liability Index

The accumulated benefit obligation for the defined benefit pension plan was $9,679,000 and $8,333,000 at December 31, 2014 and 2013, respectively.  The postretirement plan had an accumulated benefit obligation of $356,000 and $402,000 at December 31, 2014 and 2013, respectively.

The significant assumptions used in determining the benefit obligations as of December 31, are as follows:

	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013
Weighted average discount rate	4.90%	4.95%	4.98%	4.95%
Rate of increase in future compensation levels	-	-	-	-

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plan.   The annual rates of increase in the per capita cost of covered medical and prescription drug benefits for future years were assumed to be 6.5% for 2015, gradually decreasing to 5.00% in 2018 and remain at that level thereafter.

The composition of the net periodic benefit plan cost for the years ended December 31 is as follows:

	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013
(In thousands)
Service cost	$-	$-	$-	$-
Interest cost	406	379	19	18
Expected return on plan assets	(942)	(854)	-	-
Amortization of transition obligation	-	-	-	-
Amortization of net losses	30	361	13	20
Amortization of unrecognized past service liability	-	-	-	-
Net periodic benefit plan (benefit) cost	$(506)	$(114)	$32	$38

The significant assumptions used in determining the net periodic benefit plan cost for years ended December 31, were as follows:

	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013
Weighted average discount rate	4.95%	4.05%	4.95%	4.05%
Expected long term rate of return on plan assets	7.50%	8.00%	-	-
Rate of increase in future compensation levels	-	-	-	-

The long term rate of return on assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan's target allocation of asset classes.  Equities and fixed income securities were assumed to earn real rates of return in the ranges of 6.0%-9.0% and 3.0%-5.0%, respectively.  The long-term inflation rate was estimated to be 2.5%.  When these overall return expectations are applied to the plan's target allocation, the expected rate of return was determined to be in the range of 5.0% to 8.0%.  Management has chosen to use a 7.5% expected long-term rate of return to reflect current economic conditions and expected returns.

The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit plan cost during 2015 is $180,000.  The estimated amortization of the unrecognized transition obligation and actuarial loss for the post retirement health plan in 2015 is $5,000.  The expected net periodic benefit plan cost for 2015 is estimated at a $309,000 negative expense for both retirement plans.

Plan assets are invested in four diversified investment funds of the Pentegra Retirement Trust (the "Trust", formerly known as RSI Retirement Trust), a private placement investment fund.  The Trust has been given discretion by the Plan Sponsor to determine the appropriate strategic asset allocation versus plan liabilities, as governed by the Trust's Investment Policy Statement.  The Plan is structured to utilize a Liability Driven Investment (LDI) approach which seeks to fund the current and future liabilities of the Plan and aims to mitigate funded status and contribution volatility.

The Plan's asset allocation targets to hold 38% of assets in equity securities via investment in the Long-Term Growth – Equity Portfolio ('LTGE'), 16% in intermediate-term investment grade bonds via investment in the Long-Term Growth – Fixed-Income Portfolio ('LTGFI'), 35% in long duration bonds via the Liability Focused Fixed-Income Portfolio ('LFFI'), 10% in an alternative asset fund (the ALT Portfolio), and 1% in a cash equivalents portfolio (for liquidity).

LTGE is a diversified portfolio that invests in a number of actively and passively managed equity-focused mutual funds and collective investment trusts.  The Portfolio holds a diversified mix of equity funds in order to gain exposure to the U.S. and non-U.S. equity markets.  LTGFI is a diversified portfolio that invests in a number of fixed-income mutual funds and collective investment trusts.  The Portfolio invests primarily in intermediate-term bond funds with a focus on Core Plus fixed-income investment approaches.  LFFI is a diversified high quality fixed-income portfolio that currently invests in passively managed collective investment trusts that hold long duration bonds.  The ALT Portfolio invests in professionally managed private funds that hold alternative assets.  The Portfolio currently invests in three long/short equity hedge funds.

The investment objectives, investment strategies and risk of each of the daily valued and unitized Portfolios and the funds held within the Portfolios are detailed in the Private Placement Memorandum and the Trust's Investment Policy Statement.

The long-term investment objectives are to maintain plan assets at a level that will sufficiently cover long-term obligations and to generate a return on plan assets that will meet or exceed the rate at which long-term obligations will grow.  The LTGE and LTGFI Portfolios are designed to provide long-term growth of equity and fixed-income assets with the objective of achieving an investment return in excess of the cost of funding the active life, deferred vested, and all 30-year term and longer obligations of retired lives in the Trust.  The LFFI Portfolio is designed to fund the Trust's estimated retired lives class of liabilities for 30 years.  The ALT Strategy is designed to add diversification via the addition of relatively low correlation assets.  Risk/volatility is further managed by the distinct investment objectives of each of the Trust's Portfolios. A broadly diversified combination of equity and fixed income portfolios and various risk management techniques are used to help achieve these objectives.

In addition, significant consideration is paid to the plan's funding levels when determining the overall asset allocation.  If the plan is considered to be well-funded, approximately 65% of the plan's assets are allocated to equities and approximately 35% allocated to fixed-income.  Asset rebalancing normally occurs when the equity and fixed-income allocations vary by more than 10% from their respective targets (i.e., a 10% policy range guideline).

The Company is required to disclose changes within the fair value hierarchy between reporting periods.  Mutual Funds – Equity and Mutual Funds – Fixed Income, were categorized as Level 1 at December 31, 2013.  At December 31, 2014, these funds contain components of collective trusts and limited partnership within these investment strategies that require these funds to be categorized as Level 2.

Pension plan assets measured at fair value are summarized below:

	At December 31, 2014
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Asset Category:
Mutual funds - equity
Large-cap value (a)	$-	$920	$-	$920
Large-cap Growth (b)	-	914	-	914
Large-cap Core (c)	-	649	-	649

Mid-cap Value (d)	-	221	-	-
Mid-cap Growth (e)	-	222	-	222
Mid-cap Core (f)	-	212	-	212

Small-cap Value (g)	-	155	-	155
Small-cap Growth (h)	-	154	-	154
Small-cap Core (i)	-	311	-	311

International Equity (j)	-	1,246	-	1,246
Equity -Total	-	5,004	-	5,004

Fixed Income Funds
Intermediate Duration (k)	-	4,261	-	4,261
Long Duration (l)	-	2,355	-	2,355
Fixed Income-Total		6,616		6,616

Long/Short Equity(m)	-	1,261	-	1,261
Company Common Stock	-	-	-	-
Cash Equivalents-Money market*	24	220	-	244

Total	$24	$13,101	$-	$13,125
*Includes cash equivalents investments in equity and fixed income strategies

(a)	This category contains large-cap stocks with above-average yield. The portfolio typically holds between 60 and 70 stocks.
(b)	This category seeks long-term capital appreciation by investing primarily in large growth companies based in the U.S.
(c)	This fund tracks the performance of the S&P 500 index by purchasing the securities represented in the index in approximately the same weightings as the index.
(d)	This category employs an indexing investment approach designed to track the performance of the CRSP US Mid-Cap Value Index.
(e)	This category employs an indexing investment approach designed to track the performance of the CRSP US Mid-Cap Growth Index.
(f)	This category seeks to track the performance of the S&P Midcap 400 Index.
(g)	This category consists of a selection of investments based on the Russell 2000 Value Index.
(h)	This category consists of a selection of investments based on the Russell 2000 Growth Index.
(i)
This category consists of an index fund designed to track the Russell 2000, along with a fund investing in readily marketable securities of U.S. companies with market capitalizations within the smallest 10% of the market universe, or smaller than the 1000th largest US company.

(j)
This category has investments in medium to large non-US companies, including high quality, durable growth companies and companies based in countries with stable economic and political systems.  A portion of this category consists of an index fund designed to track the MSC ACWI ex-US Net Dividend Return Index.

(k)
This category consists of three funds, one containing a diversified portfolio of high-quality bonds and other fixed income securities, including U.S. Government obligations, mortgage-related and asset backed securities, corporate and municipal bonds, CMOs, and other securities rated Baa or better.  The second fund emphasizes a more globally diversified portfolio of higher-quality, intermediate-term bonds.  The third fund seeks to track the Barclays Capital U.S. Corporate A or Better 5-20 Year, Bullets Index.

(l)
This category consists of funds invested primarily in debt securities with the objective of approximating the return of the Barclays Capital US Long Credit Bond Index with maturities greater than 10 years and the Barclays Capital US Corporate A or Better 20+ year Bullets Only Index.

(m)	This category currently invests in three long/short equity hedge funds.

	At December 31, 2013
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Asset Category:
Mutual funds - equity
Large-cap value (a)	$1,372	$-	$-	$1,372
Small-cap core (b)	1,801	-	-	1,801
Large-cap Growth (c)	2,068	-	-	2,068
International Core (d)	1,447	-	-	1,447
Common/collective trusts - equity
Large-cap core (e)	-	1,533	-	1,533
Large-cap value (f)	-	771	-	771
Common/collective trusts - fixed income
Market duration fixed (g)	-	1,226	-	1,226
Mutual Funds-Fixed Income
Intermediate duration (h)	2,473	-	-	2,473
Company common stock	-	-	-	-
Cash Equivalents-Money market	-	-	-	-
Total	$9,161	$3,530	$-	$12,691

(a)	This category consists of investments whose sector and industry exposures are maintained within a narrow band around Russell 1000 index. The portfolio holds approximately 150 stocks.
(b)	This category contains stocks whose sector weightings are maintained within a narrow band around those of the Russell 2000 index. The portfolio will typically hold more than 300 stocks.
(c)
This category consists of a pair of mutual funds, one that seeks fast growing large-cap companies with sustainable franchises and positive price momentum, the other invests primarily in large cap growth companies based in the US.

(d)	This category has investments in medium to large non-US companies, including high quality, durable growth companies and companies based in countries with stable economic and political systems.
(e)	This fund tracks the performance of the S&P 500 Index by purchasing the securities represented in the Index in approximately the same weightings as the Index.
(f)	This category contains large-cap stocks with above-average yields. The portfolio typically holds between 60 and 70 stocks.
(g)	This category consists of an index fund that tracks the Barclays Capital U.S. Aggregate Bond Index. The fund invests in Treasury, agency, corporate, mortgage-backed and asset-backed securities.
(h)
This category consists of two funds, one containing a diversified portfolio of high-quality bonds and other fixed income securities, including U.S. Government obligations, mortgage-related and asset backed securities, corporate and municipal bonds, CMOs, and other securities rated   Baa or better.  The second fund emphasizes a more globally diversified portfolio of higher-quality, intermediate-term bonds.

For the fiscal year ending December 31, 2015, the Bank expects to contribute approximately $27,000 to the postretirement plan.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from both retirement plans:

	Pension	Postretirement
(In thousands)	Benefits	Benefits	Total
Years ending December 31:
2015	$264	$27	$291
2016	270	28	298
2017	290	28	318
2018	302	28	330
2019	312	28	340
Years 2020-2024	1,919	131	2,050

The Company also offers a 401(k) plan to its employees.  Contributions to this plan by the Company were $241,000 and $228,000 for 2014 and 2013, respectively.In addition, the Company made a $185,000 safe harbor contribution to the plan in 2014.

The Company maintains optional deferred compensation plans for its directors and certain executive officers, whereby fees and income normally received are deferred and paid by the Company based upon a payment schedule commencing at age 65 and continuing monthly for 10 years. Directors must serve on the board for a minimum of 5 years to be eligible for the Plan. At December 31, 2014 and 2013, other liabilities include approximately $2,107,000 and $1,990,000, respectively, relating to deferred compensation. Deferred compensation expense for the years ended December 31, 2014 and 2013 amounted to approximately $326,000 and $208,000, respectively.

The Company has a supplemental executive retirement plan ("SERP") for the benefit of a retired Chief Executive Officer at December 31, 2014.  At December 31, 2014 and 2013, other liabilities included approximately $72,000 and $125,000, respectively, accrued under this plan related to the retired CEO.  Compensation expense includes approximately $8,000 relating to this supplemental executive retirement plan for the year ended December 31, 2014 and $12,000 for the year ended December 31, 2013.

To assist in the funding of the Company's benefits under the supplemental executive retirement plan, the Company is the owner of single premium life insurance policies on selected participants.  At December 31, 2014 and 2013, the cash surrender values of these policies were $10,356,000 and $8,268,000, respectively.

The Bank adopted a Defined Contribution Supplemental Executive Retirement Plan (the "SERP"), effective January 1, 2014.  The SERP benefits certain key senior executives of the Bank who are selected by the Board to participate, including our Named Executive Officers.  The SERP is intended to provide a benefit from the Bank upon retirement, death, disability or voluntary or involuntary termination of service (other than "for cause"), subject to the requirements of Section 409A of the Internal Revenue Code.  Accordingly, the SERP obligates the Bank to make a contribution to each executive's account on the last business day of each calendar year.  In addition, the Bank, may, but is not required to, make additional discretionary contributions to the executive's accounts from time to time.  All executives currently participating in the plan, including the Named Executive Officers, are fully vested in the Bank's contribution to the plan.  In the event the executive is terminated involuntarily or resigns for good reason within 24 months following a change in control, the Bank is required to make additional annual contributions the lesser of:  (1) three years or (2) the number of years remaining until the executive's benefit age, subject to potential reduction to avoid an excess parachute payment under Code Section 280G.  In the event of the executive's death, disability or termination within 24 months after a change in control, the executive's account will be paid in a lump sum to the executive or his beneficiary, as applicable.  In the event executive is entitled to a benefit from the SERP due to retirement or other termination of employment, the benefit will be paid either in a lump sum or in 10 annual installments as detailed in his or her participant agreement.  At December 31, 2014, other liabilities included $168,000 accrued under this plan.

NOTE 13:  STOCK BASED COMPENSATION PLANS

The April 2010 Stock Option Plan

All share and per share values have been adjusted, where appropriate, by the 1.6472 exchange rate used in the Conversion and Offering that occurred on October 16, 2014.

In June 2011, the Board of Directors of the Company approved the grant of stock option awards to its Directors and Executive Officers under the 2010 Stock Option Plan that was approved at the Annual Meeting of Shareholders on April 28, 2010 when 247,080 shares were authorized for award.  A total of 74,124 stock option awards were granted to the nine directors of the Company, at that time, and 123,540 stock option awards, in total, were granted to the Chief Executive Officer and the Company's then four Senior Vice Presidents.  The awards will vest ratably over five years (20% per year for each year of the participant's service with the Company) and will expire ten years from the date of the grant, or June 2021.  The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions: risk-free interest rate of 2.2%; volatility factors of the expected market price of the Company's common stock of .45; weighted average expected lives of the options of 7.0 years: cash dividend yield of 1.49%. Based upon these assumptions, the weighted average fair value of options granted was $2.29.

In July 2013, the Board of Directors of the Company approved the grant of 16,472 stock option awards in total to two newly elected Directors of the Company.  The awards will vest ratably over five years (20% per year for each year of the participant's service with the Company) and will expire ten years from the date of the grant, or July 2023.  The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions: risk-free interest rate of 2.0%; volatility factors of the expected market price of the Company's common stock of .45; weighted average expected lives of the options of 7.0 years: cash dividend yield of 1.0%. Based upon these assumptions, the weighted average fair value of options granted was $3.69.

The compensation expense of the awards is based on the fair value of the instruments on the date of grant.  The Company recorded compensation expense in the amount of $84,000 and $81,000 in 2014 and 2013, respectively, and is expected to record $84,000, $46,000, $12,000, and $7,000 in 2015 through 2018.

At December 31, 2014, there were 170,000 options outstanding, of which 95,000 were exercisable at an average exercise price of $5.75, and an average remaining contractual life of 6.7 years.

Activity in the stock option plans is as follows:

		Weighted
	Options	Average	Shares
(Shares in thousands)	Outstanding	Exercise Price	Exercisable
Outstanding at December 31, 2012	175	$5.46	36
Granted	16	$8.43	-
Newly vested	-	5.46	35
Exercised	(8)	5.46	(8)
Expired	(10)	5.46	-
Outstanding at December 31, 2013	173	$5.46	63
Granted	-	$-	-
Newly vested	-	5.75	35
Exercised	(3)	-	(3)
Expired	-	-	-
Outstanding at December 31, 2014	170	$5.75	95

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options prior to the expiration date.  The intrinsic value can change based on fluctuations in the market value of the Company's stock.  At December 31, 2014, the intrinsic value of the stock options was $693,000.  At December 31, 2013, the intrinsic value of the stock options was $430,000.

NOTE 14:  EMPLOYEE STOCK OWNERSHIP PLAN

The Company established the Pathfinder Bank Employee Stock Ownership Plan ("Plan") to purchase stock of the Company for the benefit of its employees.  In July 2011, the Plan received a $1.1 million loan from Community Bank, N.A., guaranteed by the Company, to fund the Plan's purchase of 125,000 shares of the Company's treasury stock.  The loan was being repaid in equal quarterly installments of principal plus interest over ten years beginning October 1, 2011.  Interest accrued at the Wall Street Journal Prime Rate plus 1.00%, and was secured by the unallocated shares of the ESOP stock.  This loan was refinanced in connection with the Conversion and Offering that occurred on October 16, 2014.

In connection with the Conversion and Offering, the ESOP purchased 105,442 shares issued in the offering by obtaining a loan from the Company which was used to purchase both the additional shares and refinance the remaining outstanding balance on the loan from Community Bank N.A.  There were 138,982.5 shares associated with the refinanced loan resulting in a total of 244,424.5 shares associated with the new loan provided by the Company.

The ESOP loan from the Company has a ten year term and is being repaid in equal payments of principal and interest under a fixed rate of interest equal to 3.25% which was the prime rate of interest on the date of the closing of the offering.  This ESOP loan from the Company, also referred to as an internally leveraged ESOP, does not appear as a liability on the Company's consolidated statement of condition as of December 31, 2014 in accordance with ASC 718-40-25-9 d.

In accordance with the payment of principal on the loan, a proportionate number of shares are allocated to the employees over the ten year time horizon of the loan.  Participants' vesting interest in the shares of Company stock is at the rate of 20% per year. Compensation expense is recorded based on the number of shares released to the participants times the average market value of the Company's stock over that same period.  Dividends on unallocated shares, recorded as compensation expense on the income statement, are made available to the participants' account. The Company recorded $211,000 and $175,000 in compensation expense in 2014 and 2013, respectively, including $15,000 and $12,000 for dividends on unallocated shares in these same time periods.  At December 31, 2014, there were 238,314 unearned ESOP shares with a fair value of $2.3 million.

NOTE 15: INCOME TAXES

The provision for income taxes for the years ended December 31, is as follows:

(In thousands)	2014	2013
Current	$801	$645
Deferred	352	202
	$1,153	$847

The provision for income taxes includes the following:

(In thousands)	2014	2013
Federal Income Tax	$1,057	$721
State Tax	96	126
	$1,153	$847
The components of the net deferred tax (liability) asset, included in other assets or other liabilities as of December 31, are as follows:

(In thousands)	2014	2013
Assets:
Deferred compensation	$898	$818
Allowance for loan losses	2,048	1,950
Postretirement benefits	136	155
Mortgage recording tax credit carryforward	90	151
Impairment losses on investment securities	181	183
Capital loss carryforward	305	339
Held-to-maturity securities	468	504
Other	142	188
Total	4,268	4,288
Liabilities:
Prepaid Pension	(1,320)	(1,686)
Depreciation	(1,056)	(783)
Accretion	(162)	(159)
Loan origination fees	(19)	(105)
Intangible assets	(1,470)	(1,486)
Investment securities and financial derivative	(289)	(64)
Mortgage servicing rights	(25)	-
Prepaid expenses	(84)	(52)
Total	(4,425)	(4,335)
	(157)	(47)
Less: deferred tax asset valuation allowance	(458)	(458)
Net deferred tax liability	$(615)	$(505)

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry back period.  A valuation allowance is provided when it is more likely than not that some portion, or all of the deferred tax assets, will not be realized.  In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income and the projected future level of taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible.  The judgment about the level of future taxable income is inherently subjective and is reviewed on a continual basis as regulatory and business factors change. The valuation allowance of $458,000 represents the portion of the deferred tax asset that management believes may not be realizable, as the Company may not generate sufficient capital gains to offset its capital losses.

A reconciliation of the federal statutory income tax rate to the effective income tax rate for the years ended December 31, is as follows:

	2014	2013
Federal statutory income tax rate	34.0%	34.0%
State tax, net of federal benefit	1.6	2.6
Tax-exempt interest income	(7.2)	(8.5)
Increase in value of bank owned life insurance less premiums paid	(2.5)	(2.1)
Other	3.7	-
Effective income tax rate	29.6%	26.0%

At December 31, 2014 and 2013, the Company did not have any uncertain tax positions.  The Company's policy is to recognize interest and penalties, if any, in income tax expense in the Consolidated Statements of Income.  The tax years subject to examination by Federal and State taxing authorities are the years ended December 31, 2011 through 2014.

NOTE 16: COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.  Such commitments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statement of condition. The contractual amount of those commitments to extend credit reflects the extent of involvement the Company has in this particular class of financial instrument. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of the instrument.  The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

At December 31, 2014 and 2013, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
(In thousands)	2014	2013
Commitments to grant loans	$28,168	$16,008
Unfunded commitments under lines of credit	28,174	20,429
Standby letters of credit	4,617	4,563

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter party. Collateral held varies but may include residential real estate and income-producing commercial properties.  Loan commitments outstanding at December 31, 2014 with fixed interest rates amounted to approximately $13.3 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2014 with variable interest rates amounted to approximately $47.6 million.  These outstanding loan commitments carry current market rates.

Unfunded commitments under standby letters of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers.  These lines of credit usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of December 31, 2014 and 2013 for guarantees under standby letters of credit issued is not material.

The Company leases land and leasehold improvements under agreements that expire in various years with renewal options over the next 30 years.  Rental expense, included in building occupancy expense, amounted to $98,000 for 2014 and $83,000 for 2013.

Approximate minimum rental commitments for non-cancelable operating leases are as follows:

Years Ending December 31:
(In thousands)
2015	$115
2016	116
2017	117
2018	66
2019	29
Thereafter	354
Total minimum lease payments	$797

NOTE 17: DIVIDENDS AND RESTRICTIONS

Through the period up until October 16, 2014, at which time the second step Conversion and Offering took place, the Board of Directors of Pathfinder Bancorp, M.H.C. determined whether the Holding Company would waive or receive dividends declared by the Company, subject to regulatory approval, each time the Company declared a dividend. The Holding Company elected to receive dividends and utilize such funds to pay expenses or for other allowable purposes. The FRB has indicated that (i) the Holding Company shall have provided the FRB annually with written notice of its intent to waive its dividends prior to the proposed date of the dividend and the FRB shall have the authority to approve or deny any dividend waiver request; (ii) if a waiver is granted, dividends waived by the Holding Company will be excluded from the Company's capital accounts for purposes of calculating dividend payments to minority shareholders.  During 2014 and 2013, the Company paid or accrued dividends totaling $190,000 to the Holding Company in each of these two years. The Holding Company did not waive the right to receive its portion of the cash dividends declared during 2014 or 2013.  After the completion of the Conversion and Offering on October 16, 2014, the Holding Company, or MHC, ceased to exist.

The Company's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Company.  In addition to state law requirements and the capital requirements discussed in Note 18, federal statutes, regulations and policies limit the circumstances under which the Bank may pay dividends.  The amount of retained earnings legally available under these regulations approximated $7.3 million as of December 31, 2014.  Dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.  The bank paid dividends to the Company of $-0-, $-0-, and $1.2 million in the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively.

Since the Company has chosen to participate in the Treasury's SBLF program, it is permitted to pay dividends on its common stock provided certain Tier 1 capital minimums are exceeded and SBLF dividends have been declared and paid to Treasury as of the most recent dividend period.

NOTE 18: REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).

As of December 31, 2014, the Bank's most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as "well-capitalized", under the regulatory framework for prompt corrective action.  To be categorized as "well-capitalized", the Bank must maintain total risk based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios as of December 31, 2014 and 2013 are presented in the following table.

					Minimum
					To Be "Well-
			Minimum		Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total Core Capital (to Risk-Weighted Assets)	$63,831	16.60%	$30,754	8.00%	$38,443	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$58,842	15.31%	$15,377	4.00%	$23,066	6.00%
Tier 1 Capital (to Assets)	$58,842	10.55%	$22,302	4.00%	$27,878	5.00%
As of December 31, 2013:
Total Core Capital (to Risk-Weighted Assets)	$47,862	14.13%	$27,106	8.00%	$33,883	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$43,454	12.82%	$13,553	4.00%	$20,330	6.00%
Tier 1 Capital (to Assets)	$43,454	8.72%	$19,928	4.00%	$24,910	5.00%

On September 11, 2009, the Company entered into the Purchase Agreement with the United States Department of the Treasury, as part of the Capital Purchase Program ("CPP") pursuant to which the Company issued and sold to Treasury: (i) 6,771 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, having a liquidation amount per share equal to $1,000, for a total price of $6,771,000; and (ii) a Warrant to purchase 154,354 shares of the Company's common stock, par value $0.01 per share, at an exercise price per share of $6.58.  The Company contributed to the Bank, its subsidiary, $5,500,000 or 81.23% of the proceeds of the sale of the Series A Preferred Stock.

The $6,771,000 of proceeds was allocated to the Series A Preferred Stock and the Warrant based on their relative fair values at issuance ($6,065,000 was allocated to the Series A Preferred Stock and $706,000 to the Warrant).

On September 1, 2011, the Company redeemed all 6,771 shares of its Fixed Rate Cumulative Perpetual Preferred Stock Series A.  The Company paid $6,786,000 to the Treasury Department to redeem the Series A Preferred Stock, which included the original investment of $6,771,000, plus accrued dividends.

In connection with this redemption, on September 1, 2011, the Company entered into a Securities Purchase Agreement with the Secretary of the Treasury ("Treasury") pursuant to which the Company sold to the Treasury, 13,000 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series B ("Series B Preferred Stock"), having a liquidation preference of $1,000 per share for aggregate proceeds of $13,000,000.  This transaction was entered into as part of the Treasury's Small Business Lending Fund Program ("SBLF").

Accordingly, the Company is no longer subject to restrictions of the CPP program.  The SBLF program does have its own requirements, which are summarized below:

The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, which is calculated on the aggregate Liquidation Amount, was initially set at 4.2% per annum based upon the current level of "Qualified Small Business Lending", or "QSBL" (as defined in the Securities Purchase Agreement) by the Company's wholly owned subsidiary, the Bank.  The dividend rate for future dividend periods will be set based upon the "Percentage Change in Qualified Lending" (as defined in the Securities Purchase Agreement) between each dividend period and the "Baseline" QSBL level.  Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, from 1% per annum to 7% per annum for the eleventh through the first half of the nineteenth dividend periods.   If the Series B Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%.  Prior to that time, in general, the dividend rate decreases as the level of the Bank's QSBL increases.   The Company's dividend rate as of the date of this report is 1.0%. Updated lending information provided to the US Treasury in early 2013 resulted in a credit against the dividend rate for 2013 through June of 2014.  Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series B Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities.

The Company may redeem the shares of Series B Preferred Stock, in whole or in part, at any time at a redemption price equal to the sum of the Liquidation Amount per share and the per-share amount of any unpaid dividends for the then-current period, subject to any required prior approval by the Company's primary federal banking regulator.

The Company's ability to pay common stock dividends is conditional on payment of the Series B Preferred Stock Dividends described above.  In addition, the SBLF program requires the Company to file quarterly reports on QSBL lending.  The Company must also outreach and advertise the availability of QSBL to organizations and individuals who represent minorities, woman and veterans.  The Company must annually certify that no business loans are made to principals of businesses who have been convicted of a sex crime against a minor.  Finally, the SBLF program requires the Company to file quarterly, annual and other reports provided to shareholders concurrently with the Treasury.

The Company's goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards.  At December 31, 2014, the Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a "well-capitalized" institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank.  At December 31, 2014 and 2013, these reserve balances amounted to $3,930,000 and $1,680,000, respectively, and are included in cash and due from banks in the statement of condition.

NOTE 19: INTEREST RATE DERIVATIVE

Derivative instruments are entered into primarily as a risk management tool of the Company. Financial derivatives are recorded at fair value as other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability are recognized currently in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in other comprehensive income and subsequently reclassified to earnings as the hedged transaction impacts net income. Any ineffective portion of a cash flow hedge is recognized currently in earnings.  See Note 20 for further discussion of the fair value of the interest rate derivative.

The Company has $5 million of floating rate trust preferred debt indexed to 3-month LIBOR.  As a result, it is exposed to variability in cash flows related to changes in projected interest payments caused by changes in the benchmark interest rate.  During the fourth quarter of fiscal 2009, the Company entered into an interest rate swap agreement, with a $2.0 million notional amount, to convert a portion of the variable-rate junior subordinated debentures to a fixed rate for a term of approximately 7 years at a rate of 4.96%.  The derivative is designated as a cash flow hedge.  The hedging strategy ensures that changes in cash flows from the derivative will be highly effective at offsetting changes in interest expense from the hedged exposure.

The following table summarizes the fair value of outstanding derivatives and their presentation on the statements of condition as of December 31:

(In thousands)	2014	2013
Cash flow hedge:
Other liabilities	$82	$135

The change in accumulated other comprehensive loss, on a pretax basis, and the impact on earnings from the interest rate swap that qualifies as a cash flow hedge for the year ended December 31 were as follows:

(In thousands)	2014	2013
Balance as of December 31:	$(135)	$(195)
Amount of losses recognized in other comprehensive income	(9)	(2)
Amount of loss reclassified from other comprehensive income
and recognized as interest expense	62	62
Balance as of December 31:	$(82)	$(135)

No amount of ineffectiveness has been included in earnings and the changes in fair value have been recorded in other comprehensive income.  Some or the entire amount included in accumulated other comprehensive loss would be reclassified into current earnings should a portion of, or the entire hedge no longer be considered effective, but at this time, management expects the hedge to remain fully effective during the remaining term of the swap.

The Company posted cash, of $200,000, under collateral arrangements to satisfy collateral requirements associated with the interest rate swap contract.

NOTE 20: FAIR VALUE MEASUREMENTS AND DISCLOSURES

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

The following tables summarize assets measured at fair value on a recurring basis as of December 31, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	December 31, 2014
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-sale portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$17,750	$-	$17,750
State and political subdivisions	-	8,443	-	8,443
Corporate	-	13,860	-	13,860
Residential mortgage-backed - US agency	-	30,575	-	30,575
Collateralized mortgage obligations - US agency	-	15,476	-	15,476
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	648	-	-	648
Large cap equity fund	649	-	-	649
Other mutual funds	-	379	-	379
Common stock - financial services industry	43	250	-	293
Total available-for-sale securities	$1,340	$86,733	$-	$88,073

Interest rate swap derivative	$-	$(82)	$-	$(82)

	2013
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-sale portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$16,597	$-	$16,597
State and political subdivisions	-	6,587	-	6,587
Corporate	-	13,696	-	13,696
Residential mortgage-backed - US agency	-	42,142	-	42,142
Residential mortgage-backed - private label	-	-	-	-
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	648	-	-	648
Large cap equity fund	651	-	-	651
Other mutual funds	-	345	-	345
Common stock - financial services industry	42	251	-	293
Total available-for-sale securities	$1,341	$79,618	$-	$80,959

Interest rate swap derivative	$-	$(135)	$-	$(135)

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables summarize assets measured at fair value on a nonrecurring basis as of December 31, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

At December 31, 2014				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$1,277	$1,277
Foreclosed real estate	$-	$-	$105	$105

At December 31, 2013				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$258	$258
Foreclosed real estate	$-	$-	$69	$69

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value.

Quantitative Information about Level 3 Fair Value Measurements

	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31,2014
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 25% (13%)
	(Sales Approach)	Costs to Sell	6% - 50% (13%)
Discounted Cash Flow

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15% (15%)
	(Sales Approach)	Costs to Sell	6% - 8% (7%)

Quantitative Information about Level 3 Fair Value Measurements

	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2013
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 30% (14%)
	(Sales Approach)	Costs to Sell	6% - 50% (12%)

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15% (15%)
	(Sales Approach)	Costs to Sell	6% - 7% (6%)

As of June 30, 2013, junior subordinated debentures with a carrying value of $5.2 million were transferred from a level 3 classification to a level 2 classification.

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

The carrying amounts and fair values of the Company's financial instruments as of December 31 are presented in the following table:

		2014		2013
	Fair Value	Carrying	Estimated	Carrying	Estimated
(Dollars In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$11,356	$11,356	$16,575	$16,575
Interest earning time deposits	1	-	-	500	500
Investment securities - available-for-sale	1	1,340	1,340	1,341	1,341
Investment securities - available-for-sale	2	86,733	86,733	79,618	79,618
Investment securities - held-to-maturity	2	40,875	42,139	34,412	34,222
Federal Home Loan Bank stock	2	3,454	3,454	2,440	2,440
Net loans	3	382,189	388,151	336,592	343,660
Accrued interest receivable	1	1,849	1,849	1,715	1,715

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$263,004	$263,004	$250,248	$250,248
Time Deposits	2	152,564	152,457	159,892	160,201
Borrowings	2	66,100	66,282	40,853	41,255
Junior subordinated debentures	2	5,155	4,799	5,155	4,825
Accrued interest payable	1	63	63	86	86
Interest rate swap derivative	2	82	82	135	135

NOTE 21: PARENT COMPANY – FINANCIAL INFORMATION

The following represents the condensed financial information of Pathfinder Bancorp, Inc. as of and for the years ended December 31:

Statements of Condition	2014	2013
(In thousands)
Assets
Cash	$12,557	$1,147
Investments	43	42
Investment in bank subsidiary	61,723	46,699
Investment in non-bank subsidiary	155	155
Other assets	134	403
Total assets	$74,612	$48,446
Liabilities and Shareholders' Equity
Accrued liabilities	$253	$221
Junior subordinated debentures	5,155	5,155
Shareholders' equity	69,204	43,070
Total liabilities and shareholders' equity	$74,612	$48,446

Statements of Income	2014	2013
(In thousands)
Income
Dividends from bank subsidiary	$-	$-
Dividends from non-bank subsidiary	4	4
Total income	4	4
Expenses
Interest	161	162
Operating, net	171	109
Total expenses	332	271
Loss before taxes and equity in undistributed net income of subsidiaries	(328)	(267)
Tax benefit	98	69
Loss before equity in undistributed net income of subsidiaries	(230)	(198)
Equity in undistributed net income of subsidiaries	2,975	2,604
Net income	$2,745	$2,406

Statements of Cash Flows	2014	2013
(In thousands)
Operating Activities
Net Income	$2,745	$2,406
Equity in undistributed net income of subsidiaries	(2,975)	(2,604)
Stock based compensation and ESOP expense	279	243
Net change in other assets and liabilities	262	(39)
Net cash flows from operating activities	311	6
Investing Activities
Capital contributed to wholly-owned bank subsidiary	(12,400)	-
Net cash flows from investing activities	(12,400)	-
Financing activities
Proceeds from exercise of stock options	18	45
Net proceeds from stock offering	24,913	-
Cash dividends paid to preferred shareholders	(62)	(83)
Cash dividends paid to common shareholders	(316)	(303)
Purchase of shares by ESOP	(1,054)	-
Net cash flows from financing activities	23,499	(341)
Change in cash and cash equivalents	11,410	(335)
Cash and cash equivalents at beginning of year	1,147	1,482
Cash and cash equivalents at end of year	$12,557	$1,147

NOTE 22:  RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates (collectively referred to as "related parties").  These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated parties and do not involve more than normal risk of collectability.

The following represents the activity associated with loans to related parties during the year ended December 31, 2014:

(In thousands)
Balance at the beginning of the year	$7,924
Originations and Executive Officer additions	2,293
Principal payments	(2,444)
Balance at the end of the year	$7,773

At December 31, 2014 and December 31, 2013, the Bank had no loan receivable from the Holding Company.   The Holding Company sold three properties to the Company in December 2013 allowing the loan receivable at that time to be paid off.  Interest paid by the Holding Company for the years ended 2014 and 2013 was $-0-and $50,000, respectively.

Deposits of related parties at December 31, 2014 and December 31, 2013 were $1.5 million and $1.6 million, respectively.

In October 2002, the Company entered into a land lease with one of its directors, now retired, on an arms-length basis. In January 2006, the Company entered into a lease with the Holding Company for the use of a training facility.  This lease was executed on an arms-length basis.  During 2010, the Company entered into an arm's length lease with the Holding Company for space that was then sub-leased by the Company to a charitable organization at below-market rents.  This lease remained in effect until the Holding Company sold the previously mentioned properties to the Company in December 2013, after which there was no rent expense paid to a related party.  Rent expense paid to the related parties during 2014 and 2013 was $-0- and $29,000, respectively.

NOTE 23:  CONVERSION AND REORGANIZATION

On October 16, 2014, the Company completed the conversion and reorganization pursuant to which Pathfinder Bancorp, MHC converted to the stock holding company form of organization under a "second step" conversion (the "Conversion"), and the Bank reorganized from the two-tier mutual holding company structure to the stock holding company structure.  Prior to the completion of the Conversion, the MHC owned approximately 60.4% of the common stock of the Company.  New Pathfinder, the new stock holding company for Pathfinder Bank, sold 2,636,053 shares of common stock at $10.00 per share, for gross offering proceeds of $26.4 million in its stock offering.  In addition, $197,000 in cash was received by New Pathfinder from the MHC upon it ceasing to exist.

Concurrent with the completion of the offering, shares of common stock of the Company owned by the public were exchanged for shares of New Pathfinder's common stock so that the shareholders now own approximately the same percentage of New Pathfinder's common stock as they owned of the Company's common stock immediately prior to the Conversion, subject to adjustment as disclosed in the prospectus.  Shareholders of the Company received 1.6472 shares of New Pathfinder's common stock for each share of the Company's common stock they owned immediately prior to completion of the transaction.  Cash in lieu of fractional shares was paid based on the offering price of $10.00 per share. Common shares held by the Company's ESOP prior to the Conversion were also exchanged using the conversion ratio of 1.6472.  As a result of the offering and the exchange of shares, New Pathfinder has 4,352,203 shares outstanding.

The Conversion was accounted for as a change in corporate form with no resulting change in the historical basis of the Company's assets, liabilities, and equity.  Costs related to the offering were primarily marketing fees paid to the Company's investment banking firm, legal and professional fees, registration fees, printing and mailing costs and totaled $1.5 million.  Accordingly, net proceeds were $24.9 million.  In addition, as part of the Conversion and dissolution of the MHC, the Company received $197,000 of cash previously held by the MHC.  As a result of the Conversion and Offering, Pathfinder Bancorp, Inc., a federal corporation, was succeeded by a new fully public Maryland corporation with the same name and the MHC ceased to exist.

The shares of common stock sold in the offering and issued began trading on the Nasdaq Capital Market on October 17, 2014 under the trading symbol "PBHC."

In accordance with Board of Governors of the Federal Reserve System regulations, at the time of the reorganization, the Company substantially restricted retained earnings by establishing a liquidation account.  The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after conversion.  The Bank will establish a parallel liquidation account to support the Company's liquidation account in the event the Company does not have sufficient assets to fund its obligations under its liquidation account.  The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits.  Subsequent increases will not restore an eligible account holder's interest in the liquidation accounts.  In the event of a complete liquidation of the Bank or the Company, each account holder will be entitled to receive a distribution in an amount proportionate to the adjusted qualifying account balances then held.  The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

NOTE 24: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in the components of accumulated other comprehensive income (loss) ("AOCI"), net of tax, for the periods indicated are summarized in the table below.

	For the year ended December 31, 2014
	Retirement Plans	Unrealized Gains and Losses on Financial derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(982)	$(81)	$99	$(781)	$(1,745)
Other comprehensive (loss) income before reclassifications	(838)	(5)	544	48	(251)
Amounts reclassified from AOCI	26	37	(186)	-	(123)
Ending balance	$(1,794)	$(49)	$457	$(733)	$(2,119)

	For the year ended December 31, 2013
	Retirement Plans	Unrealized Gains and Losses on Financial derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(2,765)	$(117)	$1,564	$-	$(1,318)
Other comprehensive income (loss) before reclassifications	1,554	(3)	(1,246)	(781)	$(476)
Amounts reclassified from AOCI	229	39	(219)	-	49
Ending balance	$(982)	$(81)	$99	$(781)	$(1,745)

The following table presents the amounts reclassified out of each component of AOCI for the indicated annual period:

(In thousands)	For the year ended
Details about AOCI[1] components	December 31, 2014	December 31, 2013	Affected Line Item in the Statement of Income

Unrealized holding gain on financial derivative:
Reclassification adjustment for
interest expense included in net income	$(62)	$(62)	Interest on long term borrowings
	25	23	Provision for income taxes
	$(37)	$(39)	Net Income
Retirement plan items
Retirement plan net losses
recognized in plan expenses[2]	$(43)	$(381)	Salaries and employee benefits
	17	152	Provision for income taxes
	$(26)	$(229)	Net Income

Available-for-sale securities
Realized gain on sale of securities	$310	$365	Net gains on sales and redemptions of investment securities
	(124)	(146)	Provision for income taxes
	$186	$219	Net Income

[1] Amounts in parentheses indicates debits in net income.
[2] These items are included in net periodic pension cost.
See Note 12 for additional information.

NOTE 25:  SUBSEQUENT EVENTS

In January 2015, the FitzGibbons Agency, LLC, of which Pathfinder Risk Management Company, Inc. owns a 51% controlling interest, purchased a small insurance agency in Onondaga County for $225,000 in cash.  The Company will establish the allocation of the purchase price for this acquisition during the first quarter of 2015.  Revenues for this agency approximate $150,000 annually.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

REPORT OF MANAGEMENT'S RESPONSIBILITY

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management's report on internal control over financial reporting is contained in "Item 8 – Financial Statements and Supplementary Data" in this annual report in Form 10-K.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting pursuant to the rules of the SEC Act that exempts the Company from such attestation and requires only management's report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE, COMPLIANCE WITH SECTIONS 16 (A) OF EXCHANGE ACT

(a)	Information concerning the directors of the Company is incorporated by reference hereunder in the Company's Proxy Materials for the Annual Meeting of Shareholders.
(b)	Set forth below is information concerning the Executive Officers of the Company at December 31, 2014.

Name	Age	Positions Held With the Company
Thomas W. Schneider	53	President and Chief Executive Officer
James A. Dowd, CPA	47	Senior Vice President, Chief Financial Officer
Edward A. Mervine	58	Senior Vice President, General Counsel
Melissa A. Miller	57	Senior Vice President, Chief Operating Officer
Daniel Phillips	50	Senior Vice President, Chief Information Officer
Ronald Tascarella	56	Senior Vice President, Chief Credit Officer

ITEM 11: EXECUTIVE COMPENSATION

Information with respect to management compensation and transactions required under this item is incorporated by reference hereunder in the Company's Proxy Materials for the Annual Meeting of Shareholders under the caption "Compensation Committee".

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference hereunder in the Company's Proxy Materials for the Annual Meeting of Shareholders under the caption "Voting Securities and Principal Holders Thereof".

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference hereunder in the Company's Proxy Materials for the Annual Meeting of Shareholders under the caption "Transactions with Certain Related Persons".

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference hereunder in the Company's Proxy Materials for the Annual Meeting of Shareholders under the caption "Audit and Related Fees".

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements - The Company's consolidated financial statements, for the years ended December 31, 2014 and 2013, together with the Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K report.  See "Item 8: Financial Statements and Supplementary Data."

(a)(2)	Financial Statement Schedules - All financial statement schedules have been omitted as the required information is inapplicable or has been included in "Item 7: Management Discussion and Analysis."
(b)	Exhibits
3.1
Articles of Incorporation of Pathfinder Bancorp, Inc. (Incorporated herein by reference to Exhibit 3.1 to Pathfinder Bancorp, Inc.'s Registration Statement on Form S-1, file no. 333-196676, originally filed on June 11, 2014)

3.2
Bylaws of Pathfinder Bancorp, Inc. (Incorporated herein by reference to Exhibit 3.2 to Pathfinder Bancorp, Inc.'s Registration Statement on Form S-1, file no. 333-196676, originally filed on June 11, 2014)

3.3
Articles Supplementary to the Company's Articles of Incorporation establishing the terms for the Series A Preferred Stock (Incorporated herein by reference to Exhibit 3.1 to Pathfinder Bancorp, Inc.'s Current Report on Form 8-K, file no. 001-36695, originally filed on October 22, 2014)

4.1
Form of Stock Certificate of Pathfinder Bancorp, Inc. (Incorporated herein by reference to Exhibit 4 to Pathfinder Bancorp, Inc.'s  Registration Statement on Form S-1, file no. 333-196676, originally filed on June 11, 2014)

4.2
Indenture between Pathfinder Bancorp, Inc., a federal corporation, and Wilmington Trust Company, as trustee, dated March 22, 2007 (Incorporated herein by reference to Exhibit 4.1 to Pathfinder Bancorp, Inc.'s Current Report on Form 8-K, file no. 001-36695, originally filed on October 22, 2014)

4.3
Supplemental Indenture between Pathfinder Bancorp, Inc. and Wilmington Trust Company, as trustee, dated October 16, 2014 (Incorporated herein by reference to Exhibit 4.2 to Pathfinder Bancorp, Inc.'s Current Report on Form 8-K, file no. 001-36695, originally filed on October 22, 2014)

4.4
Form of Stock Certificate for the Series A Preferred Stock (Incorporated herein by reference to Exhibit 4.3 to Pathfinder Bancorp, Inc.'s Current Report on Form 8-K, file no. 001-36695, originally filed on October 22, 2014)

10.1
Pathfinder Bank 1997 Stock Option Plan (Incorporated herein by reference to Appendix A to Pathfinder Bancorp, Inc's Registration Statement on Form S-4, file no. 333-36051, originally filed on September 19, 1997)

10.2
2010 Pathfinder Bancorp, Inc. Stock Option Plan (Incorporated by reference to Appendix A to Pathfinder Bancorp, Inc's definitive proxy statement on Schedule 14A for Pathfinder Bancorp, Inc.'s Annual Meeting of Shareholders, file no. 000-23601, originally filed on March 26, 2010)

10.3	2003 Executive Deferred Compensation Plan (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 file no. 000-23601

10.4	2003 Trustee Deferred Fee Plan (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 file no. 000-23601)
10.5
Employment Agreement between Pathfinder Bank and Thomas W. Schneider, President and Chief Executive Officer (Incorporated by reference to Exhibit 10.5 to Pathfinder Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2008, file no. 000-23601, originally filed on March 27, 2009)

10.6
Employment Agreement between Pathfinder Bank and Edward A. Mervine, Vice President, General Counsel and Secretary (Incorporated by reference to Exhibit 10.6 to Pathfinder Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2008, file no. 000-23601, originally filed on March 27, 2009)

10.7
Change of Control Agreement between Pathfinder Bank and Ronald Tascarella (Incorporated by reference to Exhibit 10.7 to Pathfinder Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2008, file no. 000-23601, originally filed on March 27, 2009)

10.8
Change of Control Agreement between Pathfinder Bank and James A. Dowd (Incorporated by reference to Exhibit 10.8 to Pathfinder Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2008, file no. 000-23601, originally filed on March 27, 2009)

10.9
Change of Control Agreement between Pathfinder Bank and Melissa A. Miller (Incorporated by reference to Exhibit 10.9 to Pathfinder Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2008, file no. 000-23601, originally filed on March 27, 2009)

10.10
Executive Supplemental Retirement Agreement between Pathfinder Bank and Thomas W. Schneider (Incorporated by reference to Exhibit 10.11 to Pathfinder Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2008, file no. 000-23601, originally filed on March 27, 2009)

10.11
 Executive Supplemental Retirement Agreement between the Bank and Thomas W. Schneider (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 file no. 000-23601

10.12
Executive Supplemental Retirement Plan Agreement between Pathfinder Bank and Thomas W. Schneider effective February 24, 2014 (Incorporated by reference to Exhibit 10.13 to Pathfinder Bancorp, Inc.'s Current Report Form 8-K, file no. 000-23601, originally filed on February 25, 2014)

10.13
Executive Supplemental Retirement Plan Agreement between Pathfinder Bank and Edward A. Mervine effective February 24, 2014 (Incorporated by reference to Exhibit 10.14 to Pathfinder Bancorp, Inc.'s Current Report Form 8-K, file no. 000-23601, originally filed on February 25, 2014)

10.14
Executive Supplemental Retirement Plan Agreement between Pathfinder Bank and James A. Dowd effective February 24, 2014 (Incorporated by reference to Exhibit 10.15 to Pathfinder Bancorp, Inc.'s Current Report Form 8-K, file no. 000-23601, originally filed on February 25, 2014)

10.15
Amended and Restated Declaration of Trust among Pathfinder Bancorp, Inc., a federal corporation, as Sponsor, Wilmington Trust Company, as Delaware and Institutional Trustee, and the administrative trustees of the Pathfinder Statutory Trust II (Incorporated herein by reference to Exhibit 10.1 to Pathfinder Bancorp, Inc.'s Current Report on Form 8-K, file no. 001-36695, originally filed on October 22, 2014)

10.17	Amendment two to the Trustee Deferral Fee Plan filed herewith
10.18	Amendment one to the Executive Deferral Compensation Plan filed herewith

10.19	Amendment one to the Supplemental Executive Retirement Plan filed herewith
14
Code of Ethics (Incorporated by reference to Exhibit 14 to Pathfinder Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003, file no. 000-23601, originally filed on March 31, 2004)

21	Subsidiaries of Registrant (Incorporated herein by reference to Exhibit 21 to Pathfinder Bancorp, Inc.'s Registration Statement on Form S-1, file no. 333-196676, originally filed on June 11, 2014)
23	Consent of Bonadio & Co., LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition as of December 31, 2014 and 2013, (ii) the Consolidated Statements of Income for the years ended December 31, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2014 and 2013, (iv) the Consolidated Statements of Shareholders' Equity for the years ended December 31, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013, and (vi) the notes to the Consolidated Financial Statements

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Pathfinder Bancorp, Inc.
Date:	March 18, 2015	By:	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas W. Schneider	By:	/s/ James A. Dowd
	Thomas W. Schneider, President and		James A. Dowd, Senior Vice President and
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)
Date:	March 18, 2015	Date:	March 18, 2015

By:	/s/ Lloyd Stemple	By:	/s/ Richard M. Jablonka
	Lloyd Stemple, Director		Richard M. Jablonka, Vice President and
Date:	March 18, 2015		Controller
(Principal Accounting Officer)

By:	/s/John P. Funiciello
	John Funiciello, Director	By:	/s/ William A. Barclay
Date:	March 18, 2015		William A. Barclay, Director
		Date:	March 18, 2015

By:	/s/ David A. Ayoub
	David Ayoub, Director	By:	/s/ Chris R. Burritt
Date:	March 18, 2015		Chris R. Burritt, Director
		Date:	March 18, 2015

By:	/s/ George P. Joyce
	George P. Joyce, Director	By:	/s/ John F. Sharkey
Date:	March 18, 2015		John F. Sharkey, Director
		Date:	March 18, 2015

By:	/s/ Adam C. Gagas
Adam C. Gagas, Director
Date:	March 18, 2015

EXHIBIT 10.17

AMENDMENT TWO TO THE
PATHFINDER BANK
AMENDED AND RESTATED
TRUSTEE DEFERRED FEE PLAN

This Amendment (the "Amendment") to the Pathfinder Bank Amended and Restated Trustee Deferred Fee Plan (the "Plan') is made by Pathfinder Bank (the "Employer").  Capitalized terms which are not defined herein shall have the same meaning as set forth in the Plan.

WHEREAS, the Employer adopted the Plan, as amended and restated, effective January 1, 2005; and

WHEREAS, the Employer wishes to adopt this Amendment Two to the Plan to formalize the Board action taken in December 2013 to allow participants in the Plan (formerly, the "Trustees," currently referred to as the "Directors") to increase their deferral percentage for deferrals commencing in the 2014 calendar year and after; and

WHEREAS, the Employer reserves the right under Section 13.1 of the Plan to amend the Plan at anytime, provided that the amendment does not reduce the Trustees' accrued benefit thereunder.

NOW, THEREFORE, this Amendment Two is hereby adopted, as follows, effective immediately, unless otherwise specified below:

1.The term "Trustee" throughout the Plan shall be deemed to refer to "Director" rather than "Trustee" and the name of the Plan shall be changed to the "Amended and Restated Director Deferred Fee Plan".

2.Section II Establishment of Rabbi Trust is hereby amended by the revising the language in such Section to read as follows:

"The Bank may establish a rabbi trust into which the Bank may contribute assets which shall be held therein, pursuant to the agreement which establishes such rabbi trust.  The contributed assets shall be subject to the claims of the Bank's creditors in the event of the Bank's "Insolvency" as defined in the agreement which establishes such rabbi trust, until the contributed assets are paid to the Trustee and his Beneficiary(ies) in such manner and at such times as specified in this Plan.  The rabbi trust and any contributions to or assets held therein shall conform to the terms of the rabbi trust agreement which has been established in conjunction with this Plan.  Notwithstanding anything in the Plan to the contrary, in the event of an expected Change in Control, each Director's Elective Contribution Account balance shall be paid by the Bank into an irrevocable rabbi trust that is a grantor trust for the benefit of the Directors and their beneficiaries at least thirty (30) days prior to the effective date of such Change in Control.  The rabbi trust shall be established in accordance with Internal Revenue Service Rev. Proc. 92-64 and any other applicable law.  Such trust shall have an independent trustee, as selected by the Compensation Committee of the Bank.  The Bank (or its successor) shall pay the trustee fees for the lifetime of the trust.  The rabbi trust shall be dissolved after all assets are distributed from the trust to the Directors and their beneficiaries in accordance with the terms of the Plan."

3.Effective December 18, 2013, the date of the Board's approval, Section III Deferred Compensation is hereby revised to read to add the following language to the end of that Section:

"Commencing with deferrals for the 2014 Plan Year and for all Deferral Periods thereafter until changed by amendment or Board resolution (which for purposes hereof, shall be deemed an amendment to this Plan), the Director and the Bank agree that the Director may defer into his Elective Contribution Account on a monthly basis up to the lesser of (i) Two Thousand Dollars ($2,000.00), or (ii) One Hundred Percent (100%) of the retainer and monthly fees which the Director would otherwise be entitled to receive from the Bank or the Company for each month of the Deferral Period.  The total deferral during the term of the Deferral Period shall not exceed the Director's Projected Deferral, without Board of Director approval.  The specific amount of the Director's monthly deferred compensation shall be designated in the Director's Deferral Agreement and shall apply only to compensation attributable to services not yet performed."

IN WITNESS WHEREOF, this Amendment has been executed as of the date provided below.

PATHFINDER BANK

February 26, 2015                                                 By: /S/ Thomas W. Schneider

Print Name: Thomas W. Schneider

Title:  President and CEO

EXHIBIT 10.18

AMENDMENT ONE TO THE
PATHFINDER BANK
EXECUTIVE DEFERRED COMPENSATION PLAN

This Amendment (the "Amendment") to the Pathfinder Bank Executive Deferred Compensation Plan (the "Plan") is made by Pathfinder Bank (the "Bank").  Capitalized terms which are not defined herein shall have the same meaning as set forth in the Plan.

WHEREAS, the Bank adopted the Plan, as amended and restated, effective January 1, 2005; and

WHEREAS, the Bank wishes to adopt this Amendment One to the Plan to revise the requirements related to the establishment and funding of an irrevocable rabbi trust for the benefit of participants in the Plan.

WHEREAS, the Bank reserves the right under Section 13.1 of the Plan to amend the Plan at anytime, provided that the amendment does not reduce the Executives' accrued benefit thereunder.

NOW, THEREFORE, this Amendment One is hereby adopted, as follows, effective immediately, unless otherwise specified below:

1.Section II Establishment of Rabbi Trust is hereby amended by revising the language in such Section to read as follows:

"The Bank may establish a rabbi trust into which the Bank may contribute assets which shall be held therein, pursuant to the agreement which establishes such rabbi trust.  The contributed assets shall be subject to the claims of the Bank's creditors in the event of the Bank's "Insolvency" as defined in the agreement which establishes such rabbi trust, until the contributed assets are paid to the Trustee and his Beneficiary(ies) in such manner and at such times as specified in this Plan.  The rabbi trust and any contributions to or assets held therein shall conform to the terms of the rabbi trust agreement which has been established in conjunction with this Plan.  Notwithstanding anything in the Plan to the contrary, in the event of an expected Change in Control, each Executive's Elective Contribution Account balance shall be paid by the Bank into an irrevocable rabbi trust that is a grantor trust for the benefit of the Executives and their beneficiaries at least thirty (30) days prior to the effective date of such Change in Control.  The rabbi trust shall be established in accordance with Internal Revenue Service Rev. Proc. 92-64 and any other applicable law.  Such trust shall have an independent trustee, as selected by the Compensation Committee of the Bank.  The Bank (or its successor) shall pay the trustee fees for the lifetime of the trust.  The rabbi trust shall be dissolved after all assets are distributed from the trust to the Executives and their beneficiaries in accordance with the terms of the Plan."
IN WITNESS WHEREOF, this Amendment has been executed as of the date provided below.

PATHFINDER BANK

February 26, 2015                                                 By: /s/ Thomas W. Schneider

Print Name: Thomas W. Schneider

Title:  President and CEO

EXHIBIT 10.19
AMENDMENT ONE TO THE
PATHFINDER BANK
SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

This Amendment (the "Amendment") to the Pathfinder Bank Supplemental Executive Retirement Plan (the "Plan") is made by Pathfinder Bank (the "Bank").  Capitalized terms which are not defined herein shall have the same meaning as set forth in the Plan.

WHEREAS, the Bank adopted the Plan, effective January 1, 2014; and

WHEREAS, the Bank wishes to adopt this Amendment One to the Plan to revise the requirements related to the establishment and funding of an irrevocable rabbi trust for the benefit of participants in the Plan.

WHEREAS, the Bank reserves the right under Section 7.1 of the Plan to amend the Plan at anytime, provided that the amendment does not reduce the Executives' accrued benefit thereunder.

NOW, THEREFORE, this Amendment One is hereby adopted, as follows, effective immediately, unless otherwise specified below:

1.Section VIII is hereby amended by the adding the following paragraph at the end thereof:

"Notwithstanding anything in the Plan to the contrary, in the event of an expected Change in Control, each Executive's Account Balance shall be paid by the Bank into an irrevocable rabbi trust that is a grantor trust for the benefit of the Executives and their beneficiaries at least thirty (30) days prior to the effective date of such Change in Control.  The rabbi trust shall be established in accordance with Internal Revenue Service Rev. Proc. 92-64 and any other applicable law.  Such trust shall have an independent trustee, as selected by the Compensation Committee of the Bank.  The Bank (or its successor) shall pay the trustee fees for the lifetime of the trust.  The rabbi trust shall be dissolved after all assets are distributed from the trust to the Executives and their beneficiaries in accordance with the terms of the Plan."
IN WITNESS WHEREOF, this Amendment has been executed as of the date provided below.

PATHFINDER BANK

February 26, 2015                                                  By:  /s/ Thomas W. Schneider

Print Name:  Thomas W. Schneider

Title:  President and CEO

EXHIBIT 21:  SUBSIDIARIES OF THE COMPANY

Company	Owned by	Percent Owned	Jurisdiction or State of Incorporation
Pathfinder Bank	Pathfinder Bancorp, Inc.	100%	New York
Pathfinder Statutory Trust II	Pathfinder Bancorp, Inc.	100%	Delaware
Pathfinder Commercial Bank	Pathfinder Bank	100%	New York
Pathfinder REIT, Inc.	Pathfinder Bank	100%	New York
Whispering Oaks Development Corp.	Pathfinder Bank	100%	New York
Pathfinder Risk Management Company Inc.	Pathfinder Bank	100%	New York

EXHIBIT 23: CONSENT OF BONADIO & CO., LLP

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Pathfinder Bancorp, Inc. Oswego, New York
We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-202081) of Pathfinder Bancorp, Inc. and subsidiaries of our report, dated March 18, 2015, relating to the consolidated financial statements, which appears in this Form 10-K, for the year ended December 31, 2014.

Bonadio & Co., LLP Syracuse, New York March 18, 2015	/s/ BONADIO & CO., LLP