Form 10-Q
period 2015-03-31
Pathfinder Bancorp, Inc.
filed 2015-05-14
CIK 1609065

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015

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

As of May 8, 2015, there were 4,352,203 shares issued and outstanding of the Registrant's Common Stock.

PATHFINDER BANCORP, INC.
INDEX

PART I - FINANCIAL INFORMATION		PAGE NO.

Item 1.	Consolidated Financial Statements (Unaudited)
	Consolidated Statements of Condition	3
	Consolidated Statements of Income	4
	Consolidated Statements of Comprehensive Income (Loss)	5
	Consolidated Statements of Changes in Shareholders' Equity	6
	Consolidated Statements of Cash Flows	7
	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition	32
	and Results of Operations (Unaudited)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	45

PART II - OTHER INFORMATION		46

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other information
Item 6.	Exhibits

SIGNATURES		47

PART I -  FINANCIAL INFORMATION
Item 1 – Consolidated Financial Statements
Pathfinder Bancorp, Inc.
Consolidated Statements of Condition
(Unaudited)

	March 31,	December 31,
(In thousands, except share and per share data)	2015	2014
ASSETS:
Cash and due from banks	$7,955	$6,822
Interest earning deposits	15,098	4,534
Total cash and cash equivalents	23,053	11,356
Available-for-sale securities, at fair value	114,615	88,073
Held-to-maturity securities, at amortized cost (fair value of $46,940 and $42,139, respectively)	45,278	40,875
Federal Home Loan Bank stock, at cost	2,595	3,454
Loans	390,613	387,538
Less: Allowance for loan losses	5,462	5,349
Loans receivable, net	385,151	382,189
Premises and equipment, net	13,299	13,200
Accrued interest receivable	2,064	1,849
Foreclosed real estate	465	261
Intangible assets, net	226	175
Goodwill	4,536	4,367
Bank owned life insurance	10,441	10,356
Other assets	5,052	4,869
Total assets	$606,775	$561,024

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$417,398	$360,906
Noninterest-bearing	65,808	54,662
Total deposits	483,206	415,568
Short-term borrowings	32,000	55,100
Long-term borrowings	11,000	11,000
Junior subordinated debentures	5,155	5,155
Accrued interest payable	74	63
Other liabilities	5,370	4,934
Total liabilities	536,805	491,820
Shareholders' equity:
Preferred stock - SBLF, par value $0.01 per share; $1,000 liquidation preference;
13,000 shares authorized; 13,000 shares issued and outstanding	13,000	13,000
Common stock, par value $0.01; 25,000,000 authorized shares;
4,352,203 shares issued and shares outstanding	44	44
Additional paid in capital	28,570	28,534
Retained earnings	31,458	31,085
Accumulated other comprehensive loss	(1,815)	(2,119)
Unearned ESOP	(1,709)	(1,754)
Total Pathfinder Bancorp, Inc. shareholders' equity	69,548	68,790
Noncontrolling interest	422	414
Total equity	69,970	69,204
Total liabilities and shareholders' equity	$606,775	$561,024

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	For the three	For the three
	months ended	months ended
(In thousands, except per share data)	March 31, 2015	March 31, 2014
Interest and dividend income:
Loans, including fees	$4,399	$4,063
Debt securities:
Taxable	459	421
Tax-exempt	197	195
Dividends	29	33
Federal funds sold and interest earning deposits	2	3
Total interest income	5,086	4,715
Interest expense:
Interest on deposits	445	529
Interest on short-term borrowings	37	19
Interest on long-term borrowings	101	147
Total interest expense	583	695
Net interest income	4,503	4,020
Provision for loan losses	383	245
Net interest income after provision for loan losses	4,120	3,775
Noninterest income:
Service charges on deposit accounts	266	279
Earnings and gain on bank owned life insurance	85	60
Loan servicing fees	52	54
Net gains on sales and redemptions of investment securities	52	2
Net gains on sales of loans and foreclosed real estate	-	3
Debit card interchange fees	123	114
Other charges, commissions & fees	287	314
Total noninterest income	865	826
Noninterest expense:
Salaries and employee benefits	2,381	2,197
Building occupancy	502	407
Data processing	388	364
Professional and other services	202	175
Advertising	140	133
FDIC assessments	95	95
Audits and exams	62	64
Other expenses	453	471
Total noninterest expenses	4,223	3,906
Income before income taxes	762	695
Provision for income taxes	225	176
Net income attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	537	519
Net income attributable to noncontrolling interest	8	30
Net income attributable to Pathfinder Bancorp Inc.	$529	$489
Preferred stock dividends	32	-
Net income available to common shareholders	$497	$489

Earnings per common share - basic	$0.12	$0.12
Earnings per common share - diluted	$0.12	$0.12
Dividends per common share	$0.03	$0.03

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three months ended
(In thousands)	March 31, 2015	March 31, 2014

Net Income	$537	$519

Other Comprehensive Income (Loss)

Retirement Plans:
Net unrealized gain on retirement plans	45	11

Unrealized holding gains on financial derivative:
Change in unrealized holding losses on financial derivative	-	(3)
Reclassification adjustment for interest expense included in net income	15	15
Net unrealized gain on financial derivative	15	12

Unrealized holding gains on AFS
Unrealized holding gains arising during the period	465	320
Reclassification adjustment for net gains included in net income	(52)	(2)
Net unrealized gain on securities	413	318

Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	33	30

Other comprehensive income, before tax	506	371
Tax effect	(202)	(148)
Other comprehensive income, net of tax	304	223
Comprehensive income	$841	$742
Comprehensive income attributable to noncontrolling interest	$8	$30
Comprehensive income attributable to Pathfinder Bancorp, Inc.	$833	$712

Tax Effect Allocated to Each Component of Other Comprehensive Loss
Retirement plan net losses recognized in plan expenses	$(18)	$(4)
Change in unrealized holding losses on financial derivative	-	1
Reclassification adjustment for interest expense included in net income	(6)	(6)
Unrealized holding (losses) gains arising during the period	(186)	(128)
Reclassification adjustment for net gains included in net income	21	1
Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	(13)	(12)
Income tax effect related to other comprehensive income	$(202)	(148)

(1) The accretion of the unrealized holding losses in accumulated other comprehensive loss at the date of transfer at September 30, 2013 partially offsets the amortization of the difference between the par value and the fair value of the investment securities at the date of transfer, and is an adjustment of yield.

The accompanying notes are an integral part of the consolidated financial statements.

PATHFINDER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Three months ended March 31, 2015 and March 31, 2014

					Accumulated
			Additional		Other Com-			Non-
	Preferred	Common	Paid in	Retained	prehensive	Unearned	Treasury	controlling
(In thousands, except share and per share data)	Stock	Stock	Capital	Earnings	Loss	ESOP	Stock	Interest	Total

Balance, January 1, 2015	$13,000	$44	$28,534	$31,085	$(2,119)	$(1,754)	$-	$414	$69,204

Net income	-	-	-	529	-	-	-	8	537

Other comprehensive income, net of tax	-	-	-	-	304	-	-	-	304

Preferred stock dividends - SBLF	-	-	-	(32)	-	-	-	-	(32)

ESOP shares earned (6,111 shares)	-	-	15	-	-	45	-	-	60

Stock based compensation	-	-	21	-	-	-	-	-	21

Common stock dividends declared ($0.03 per share)	-	-	-	(124)	-	-	-	-	(124)
Balance, March 31, 2015	$13,000	$44	$28,570	$31,458	$(1,815)	$(1,709)	$-	$422	$69,970

Balance, January 1, 2014	$13,000	$30	$8,226	$28,788	$(1,745)	$(826)	$(4,761)	$358	$43,070

Net income	-	-	-	489	-	-	-	30	519

Other comprehensive income, net of tax	-	-	-	-	223	-	-	-	223

ESOP shares earned (3,125 shares)	-	-	17	-	-	28	-	-	45

Stock based compensation	-	-	21	-	-	-	-	-	21

Common stock dividends declared ($0.03 per share)	-	-	-	(76)	-	-	-		(76)
Balance, March 31, 2014	$13,000	$30	$8,264	$29,201	$(1,522)	$(798)	$(4,761)	$388	$43,802

The accompanying notes are an integral part of the consolidated financial statements

PATHFINDER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the three months ended March 31,
(In thousands)	2015	2014
OPERATING ACTIVITIES
Net income attributable to Pathfinder Bancorp, Inc.	$529	$489
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	383	245
Realized gains on sales, redemptions and calls of:
Real estate acquired through foreclosure	-	(3)
Available-for-sale investment securities	(52)	(2)
Depreciation	229	198
Amortization of mortgage servicing rights	4	4
Amortization of deferred loan costs	53	27
Earnings on bank owned life insurance	(85)	(60)
Net amortization of premiums and discounts on investment securities	221	157
Amortization of intangible assets	5	3
Stock based compensation and ESOP expense	81	66
Net change in accrued interest receivable	(215)	(98)
Net change in other assets and liabilities	126	(56)
Net cash flows from operating activities	1,279	970
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(37,017)	(6,064)
Purchase of investment securities held-to-maturity	(5,034)	(8,767)
Net proceeds of Federal Home Loan Bank stock	859	405
Proceeds from maturities and principal reductions of
investment securities available-for-sale	4,205	3,436
Proceeds from maturities and principal reductions of
investment securities held-to-maturity	628	185
Proceeds from sales, redemptions and calls of:
Available-for-sale investment securities	6,549	122
Real estate acquired through foreclosure	19	53
Acquisition of insurance agency	(225)	-
Purchase of bank owned life insurance	-	(1,780)
Net change in loans	(3,621)	(6,953)
Purchase of premises and equipment	(328)	(386)
Net cash flows from investing activities	(33,965)	(19,749)
FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts,
money management deposit accounts, MMDA accounts and escrow deposits	57,885	32,369
Net change in time deposits and brokered deposits	9,753	(4,157)
Net change in short-term borrowings	(23,100)	(7,000)
Payments on long-term borrowings	-	(27)
Cash dividends paid to preferred shareholder - SBLF	(32)	-
Cash dividends paid to common shareholders	(131)	(78)
Change in noncontrolling interest, net	8	30
Net cash flows from financing activities	44,383	21,137
Change in cash and cash equivalents	11,697	2,358
Cash and cash equivalents at beginning of period	11,356	16,575
Cash and cash equivalents at end of period	$23,053	$18,933
CASH PAID DURING THE PERIOD FOR:
Interest	$572	$683
Income taxes	2	1
NON-CASH INVESTING ACTIVITY
Real estate acquired in exchange for loans	223	130
The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1:  Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc., (the "Company"), Pathfinder Bank (the "Bank") and its other wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Certain amounts in the 2014 consolidated financial statements may have been reclassified to conform to the current period presentation.  These reclassifications impacted share and per share data as a result of the Conversion and Offering that occurred on October 16, 2014 and reported by the Company in its Annual Report on Form 10-K filed on March 18, 2015, and are further detailed in Note 3 to these unaudited consolidated financial statements located elsewhere on this form.  These reclassifications had no effect on net income or comprehensive income as previously reported.

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

Note 2:   New Accounting Pronouncements

None applicable to the Company.

Note 3:   Earnings per Common Share

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Net income available to common shareholders is net income to Pathfinder Bancorp, Inc. less the total of preferred dividends declared. Diluted earnings per share include the potential dilutive effect that could occur upon the assumed exercise of issued stock options using the Treasury Stock method.  Anti-dilutive stock options, not included in the computation below, were 16,472 for the three months ended March 31, 2015 and March 31, 2014, respectively.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released to plan participants.

The following table sets forth the calculation of basic and diluted earnings per share.  Historical share and per share data have been adjusted by the exchange ratio of 1.6472 used in the Conversion and Offering.

	Three months ended
	March 31,
(In thousands, except per share data)	2015	2014
Basic Earnings Per Common Share
Net income available to common shareholders	$497	$489
Weighted average common shares outstanding	4,114	4,166
Basic earnings per common share	$0.12	$0.12

Diluted Earnings Per Common Share
Net income available to common shareholders	$497	$489
Weighted average common shares outstanding	4,114	4,166
Effect of assumed exercise of stock options	56	36
Diluted weighted average common shares outstanding	4,170	4,202
Diluted earnings per common share	$0.12	$0.12

Note 4:   Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	March 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$39,897	$48	$(44)	$39,901
State and political subdivisions	8,332	126	(4)	8,454
Corporate	20,429	152	(37)	20,544
Residential mortgage-backed - US agency	29,397	490	(100)	29,787
Collateralized mortgage obligations - US agency	13,832	188	(59)	13,961
Total	111,887	1,004	(244)	112,647
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	643	4	-	647
Large cap equity fund	456	176	-	632
Other mutual funds	183	216	-	399
Common stock - financial services industry	270	20	-	290
Total	1,552	416	-	1,968
Total available-for-sale	$113,439	$1,420	$(244)	$114,615

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$7,839	$142	$(23)	$7,958
State and political subdivisions	22,299	999	-	23,298
Corporate	3,416	57	-	3,473
Residential mortgage-backed - US agency	8,820	285	-	9,105
Collateralized mortgage obligations - US agency	2,904	202	-	3,106
Total held-to-maturity	$45,278	$1,685	$(23)	$46,940

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$17,896	$3	$(149)	$17,750
State and political subdivisions	8,346	110	(13)	8,443
Corporate	13,763	116	(19)	13,860
Residential mortgage-backed - US agency	30,321	403	(149)	30,575
Collateralized mortgage obligations - US agency	15,432	168	(124)	15,476
Total	85,758	800	(454)	86,104
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	643	5	-	648
Large cap equity fund	456	193	-	649
Other mutual funds	183	196	-	379
Common stock - financial services industry	270	23	-	293
Total	1,552	417	-	1,969
Total available-for-sale	$87,310	$1,217	$(454)	$88,073

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$4,834	$58	$-	$4,892
State and political subdivisions	22,610	824	(9)	23,425
Corporate	2,487	33	(17)	2,503
Residential mortgage-backed - US agency	8,043	242	-	8,285
Collateralized mortgage obligations - US agency	2,901	133	-	3,034
Total held-to-maturity	$40,875	$1,290	$(26)	$42,139

The amortized cost and estimated fair value of debt investments at March 31, 2015 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
(In thousands)
Due in one year or less	$16,918	$16,928	$196	$196
Due after one year through five years	46,124	46,338	7,752	7,838
Due after five years through ten years	5,616	5,633	17,184	17,810
Due after ten years	-	-	8,422	8,885
Sub-total	68,658	68,899	33,554	34,729
Residential mortgage-backed - US agency	29,397	29,787	8,820	9,105
Collateralized mortgage obligations - US agency	13,832	13,961	2,904	3,106
Totals	$111,887	$112,647	$45,278	$46,940

The Company's investment securities' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	March 31, 2015
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
(Dollars in thousands)
Available-for-Sale
US Treasury, agencies and GSE's	7	$(3)	$12,003	6	$(41)	$6,954	13	(44)	$18,957
State and political subdivisions	9	(4)	1,538	1	-	90	10	(4)	1,628
Corporate	9	(37)	8,675	-	-	-	9	(37)	8,675
Residential mortgage-backed - US agency	3	(14)	4,029	5	(86)	5,441	8	(100)	9,470
Collateralized mortgage obligations - US agency	3	(7)	1,656	3	(52)	2,098	6	(59)	3,754
Totals	31	$(65)	$27,901	15	$(179)	$14,583	46	$(244)	$42,484
Held-to-Maturity
US Treasury, agencies and GSE's	2	$(23)	$2,976	-	$-	$-	2	$(23)	$2,976
State and political subdivisions	-	-	-	-	-	-	-	-	-
Corporate	-	-	-	-	-	-	-	-	-
Residential mortgage-backed - US agency	1	-	1,015	-	-	-	1	-	1,015
Collateralized mortgage obligations - US agency	-	-	-	-	-	-	-	-	-
Totals	3	$(23)	$3,991	-	$-	$-	3	$(23)	$3,991

	December 31, 2014
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
(Dollars in thousands)
Available-for-Sale
US Treasury, agencies and GSE's	7	$(18)	$7,991	7	$(131)	$7,856	14	$(149)	$15,847
State and political subdivisions	19	(13)	3,047	1	-	90	20	(13)	3,137
Corporate	7	(19)	4,520	-	-	-	7	(19)	4,520
Residential mortgage-backed - US agency	2	(8)	1,424	6	(141)	6,256	8	(149)	7,680
Collateralized mortgage obligations - US agency	3	(22)	2,692	5	(102)	3,963	8	(124)	6,655
Totals	38	$(80)	$19,674	19	$(374)	$18,165	57	$(454)	$37,839
Held-to-Maturity
US Treasury, agencies and GSE's	-	$-	$-	-	$-	$-	-	$-	$-
State and political subdivisions	1	(9)	1,463	-	-	-	1	(9)	1,463
Corporate	2	(17)	1,108	-	-	-	2	(17)	1,108
Residential mortgage-backed - US agency	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations - US agency	-	-	-	-	-	-	-	-	-
Totals	3	$(26)	$2,571	-	$-	$-	3	$(26)	$2,571

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

Management does not believe any individual unrealized loss in the securities portfolio as of March 31, 2015 represents OTTI.  All securities are rated A3 or better by Moody's or S&P, with the exception of three corporate securities. The agency and municipal securities have relatively insignificant unrealized loss positions ranging from 1.3% to 0.01% of their current book values.  The unrealized losses reflected in the mortgage-backed security holdings and collateralized mortgage obligations are primarily attributable to changes in interest rates since the securities were acquired.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the length of time the equity security's fair value has been below the carrying amount. Management has determined that we have the intent and ability to retain the equity securities for a sufficient period of time to allow for recovery. All of the Company's equity securities had a fair value greater than the book value at March 31, 2015.

Gross realized gains (losses) on sales of securities for the indicated periods are detailed below:

	For the three months
	ended March 31, 2015
(In thousands)	2015	2014
Realized gains	$57	$2
Realized losses	(5)	-
	$52	$2

As of March 31, 2015 and December 31, 2014, securities with a fair value of $97.5 million and $66.7 million, respectively, were pledged to collateralize certain municipal deposit relationships.  As of the same dates, securities with a fair value of $18.9 million and $19.9 million were pledged against certain borrowing arrangements.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages.  The Company is not in the practice of investing in, or originating, these types of investments or loans.

Note 5:   Pension and Postretirement Benefits

The Company had a non-contributory defined benefit pension plan that covered substantially all employees. On May 14, 2012, the Company informed its employees of its decision to freeze participation and benefit accruals under the plan, primarily to reduce some of the volatility in earnings that can accompany the maintenance of a defined benefit plan.  The freeze became effective June 30, 2012.  Compensation earned by employees up to June 30, 2012 is used for purposes of calculating benefits under the plan but there will be no future benefit accruals after this date.  Participants as of June 30, 2012, who continue to be employed by the Bank, continue to earn vesting credit with respect to their frozen accrued benefits.

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

The composition of net periodic pension plan and postretirement plan costs for the indicated periods is as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended March 31,
(In thousands)	2015	2014	2015	2014

Service cost	$-	$-	$-	$-
Interest cost	117	102	4	5
Expected return on plan assets	(244)	(236)	-	-
Amortization of transition obligation	-	-	-	-
Amortization of net losses	45	8	-	3
Net periodic benefit plan (benefit) cost	$(82)	$(126)	$4	$8

The Company will evaluate the need for further contributions to the defined benefit pension plan during 2015.  The prepaid pension asset is recorded in other assets on the statement of condition as of March 31, 2015.

Note 6:   Loans

Major classifications of loans at the indicated dates are as follows:

	March 31,	December 31,
(In thousands)	2015	2014
Residential mortgage loans:
1-4 family first-lien residential mortgages	$173,576	$172,159
Construction	2,714	3,209
Total residential mortgage loans	176,290	175,368

Commercial loans:
Real estate	125,651	125,952
Lines of credit	17,628	17,407
Other commercial and industrial	35,207	34,660
Tax exempt loans	9,382	7,201
Total commercial loans	187,868	185,220

Consumer loans:
Home equity and junior liens	22,308	22,713
Other consumer	4,107	4,160
Total consumer loans	26,415	26,873

Total loans	390,573	387,461
Net deferred loan costs	40	77
Less allowance for loan losses	(5,462)	(5,349)
Loans receivable, net	$385,151	$382,189

The Company originates residential mortgage, commercial, and consumer loans largely to customers throughout Oswego and Onondaga counties. Although the Company has a diversified loan portfolio, a substantial portion of its borrowers' abilities to honor their loan contracts is dependent upon the counties' employment and economic conditions.

As of March 31, 2015 and December 31, 2014, residential mortgage loans with a carrying value of $123.9 million and $121.1 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York ("FHLBNY") under a blanket collateral agreement to secure the Company's line of credit and term borrowings.

Loan Origination / Risk Management

The Company's lending policies and procedures are presented in Note 5 to the consolidated financial statements included in the 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2015 and have not changed.

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
Tax exempt loans

Consumer Loans	Home equity and junior liens
Other consumer

The following tables present the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	As of March 31, 2015
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$167,953	$1,326	$3,255	$1,042	$173,576
Construction	2,714	-	-	-	2,714
Total residential mortgage loans	170,667	1,326	3,255	1,042	176,290
Commercial loans:
Real estate	119,692	1,163	4,580	216	125,651
Lines of credit	16,376	507	745	-	17,628
Other commercial and industrial	33,086	1,113	937	71	35,207
Tax exempt loans	9,382	-	-	-	9,382
Total commercial loans	178,536	2,783	6,262	287	187,868
Consumer loans:
Home equity and junior liens	21,662	91	445	110	22,308
Other consumer	4,075	7	25	-	4,107
Total consumer loans	25,737	98	470	110	26,415
Total loans	$374,940	$4,207	$9,987	$1,439	$390,573

	As of December 31, 2014
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$166,352	$1,384	$3,370	$1,053	$172,159
Construction	3,209	-	-	-	3,209
Total residential mortgage loans	169,561	1,384	3,370	1,053	175,368
Commercial loans:
Real estate	119,521	1,157	5,132	142	125,952
Lines of credit	16,310	451	646	-	17,407
Other commercial and industrial	33,258	434	941	27	34,660
Tax exempt loans	7,201	-	-	-	7,201
Total commercial loans	176,290	2,042	6,719	169	185,220
Consumer loans:
Home equity and junior liens	21,722	333	574	84	22,713
Other consumer	4,113	10	37	-	4,160
Total consumer loans	25,835	343	611	84	26,873
Total loans	$371,686	$3,769	$10,700	$1,306	$387,461

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

An age analysis of past due loans, segregated by portfolio segment and class of loans, as of March 31, 2015 and December 31, 2014, are detailed in the following tables:

	As of March 31, 2015
	30-59 Days	60-89 Days	90 Days
	Past Due	Past Due	and Over	Total		Total Loans
(In thousands)	And Accruing	And Accruing		Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,076	$723	$1,508	$4,307	$169,269	$173,576
Construction	-	-	-	-	2,714	2,714
Total residential mortgage loans	2,076	723	1,508	4,307	171,983	176,290
Commercial loans:
Real estate	1,651	608	3,463	5,722	119,929	125,651
Lines of credit	700	-	274	974	16,654	17,628
Other commercial and industrial	444	645	543	1,632	33,575	35,207
Tax exempt loans	-	-	-	-	9,382	9,382
Total commercial loans	2,795	1,253	4,280	8,328	179,540	187,868
Consumer loans:
Home equity and junior liens	199	74	270	543	21,765	22,308
Other consumer	26	9	9	44	4,063	4,107
Total consumer loans	225	83	279	587	25,828	26,415
Total loans	$5,096	$2,059	$6,067	$13,222	$377,351	$390,573

	As of December 31, 2014
	30-59 Days	60-89 Days	90 Days
	Past Due	Past Due	and Over	Total		Total Loans
(In thousands)	And Accruing	And Accruing		Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,455	$687	$1,902	$4,044	$168,115	$172,159
Construction	-	-	-	-	3,209	3,209
Total residential mortgage loans	1,455	687	1,902	4,044	171,324	175,368
Commercial loans:
Real estate	1,462	32	3,547	5,041	120,911	125,952
Lines of credit	10	-	278	288	17,119	17,407
Other commercial and industrial	445	982	205	1,632	33,028	34,660
Tax exempt loans	-	-	-	-	7,201	7,201
Total commercial loans	1,917	1,014	4,030	6,961	178,259	185,220
Consumer loans:
Home equity and junior liens	120	17	313	450	22,263	22,713
Other consumer	6	17	11	34	4,126	4,160
Total consumer loans	126	34	324	484	26,389	26,873
Total loans	$3,498	$1,735	$6,256	$11,489	$375,972	$387,461

Nonaccrual loans, segregated by class of loan, were as follows:

	March 31,	December 31,
(In thousands)	2015	2014
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,508	$1,902
	1,508	1,902
Commercial loans:
Real estate	3,463	3,547
Lines of credit	274	278
Other commercial and industrial	543	205
	4,280	4,030
Consumer loans:
Home equity and junior liens	270	313
Other consumer	9	11
	279	324
Total nonaccrual loans	$6,067	$6,256

There were no loans past due ninety days or more and still accruing interest at March 31, 2015 or December 31, 2014.

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

The Company is required to disclose new TDRs for each reporting period for which an income statement is being presented.

•	The single new TDR reported in the first quarter of 2015 was not material.
•	During the first quarter of 2014 there were no new TDRs.

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

Impaired Loans

The following tables summarize impaired loan information by portfolio class at the indicated dates:

	March 31, 2015			December 31, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$788	$819	$-	$1,138	$1,163	$-
Commercial real estate	2,419	2,531	-	2,083	2,154	-
Commercial lines of credit	382	397	-	185	197	-
Other commercial and industrial	506	532	-	335	356	-
Home equity and junior liens	-	-	-	21	21	-
Other consumer	-	-	-	-	-	-
With an allowance recorded:
1-4 family first-lien residential mortgages	-	-	-	-	-	-
Commercial real estate	2,512	2,563	918	2,927	2,972	552
Commercial lines of credit	92	99	92	93	99	93
Other commercial and industrial	262	263	231	268	268	238
Home equity and junior liens	297	297	8	340	340	31
Other consumer	9	9	1	11	11	3
Total:
1-4 family first-lien residential mortgages	788	819	-	1,138	1,163	-
Commercial real estate	4,931	5,094	918	5,010	5,126	552
Commercial lines of credit	474	496	92	278	296	93
Other commercial and industrial	768	795	231	603	624	238
Home equity and junior liens	297	297	8	361	361	31
Other consumer	9	9	1	11	11	3
Totals	$7,267	$7,510	$1,250	$7,401	$7,581	$917

The following table presents the average recorded investment in impaired loans for the periods indicated:

	For the three months ended
	March 31,
(In thousands)	2015	2014
1-4 family first-lien residential mortgages	$963	$1,153
Commercial real estate	4,971	4,470
Commercial lines of credit	376	429
Other commercial and industrial	686	505
Home equity and junior liens	329	457
Other consumer	10	2
Total	$7,335	$7,016

The following table presents the cash basis interest income recognized on impaired loans for the periods indicated:

	For the three months ended
	March 31,
(In thousands)	2015	2014
1-4 family first-lien residential mortgages	$4	$5
Commercial real estate	16	28
Commercial lines of credit	-	1
Other commercial and industrial	5	13
Home equity and junior liens	10	19
Other consumer	-	-
Total	$35	$66

Note 7:   Allowance for Loan Losses

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

	March 31, 2015
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$509	$-	$2,801	$460	$1,034
Charge-offs	(138)	-	(29)	(10)	(108)
Recoveries	-	-	-	11	2
Provisions	127	-	393	(20)	10
Ending balance	$498	$-	$3,165	$441	$938
Ending balance: related to loans
individually evaluated for impairment	$-	$-	$918	$92	$231
Ending balance: related to loans
collectively evaluated for impairment	$498	$-	$2,247	$349	$707

Loans receivables:
Ending balance	$173,576	$2,714	$125,651	$17,628	$35,207
Ending balance: individually
evaluated for impairment	$788	$-	$4,931	$474	$768
Ending balance: collectively
evaluated for impairment	$172,788	$2,714	$120,720	$17,154	$34,439

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$3	$388	$98	$56	$5,349
Charge-offs	-	-	(20)	-	(305)
Recoveries	-	7	15	-	35
Provisions	1	(66)	(6)	(56)	383
Ending balance	$4	$329	$87	$-	$5,462
Ending balance: related to loans
individually evaluated for impairment	$-	$8	$1	$-	$1,250
Ending balance: related to loans
collectively evaluated for impairment	$4	$321	$86	$-	$4,212

Loans receivables:
Ending balance	$9,382	$22,308	$4,107		$390,573
Ending balance: individually
evaluated for impairment	$-	$297	$9		$7,267
Ending balance: collectively
evaluated for impairment	$9,382	$22,011	$4,098		$383,306

	March 31, 2014
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$649	$-	$2,302	$397	$834
Charge-offs	(12)	-	(47)	(85)	(58)
Recoveries	-	-	-	2	1
Provisions	(33)	-	181	209	197
Ending balance	$604	$-	$2,436	$523	$974
Ending balance: related to loans
individually evaluated for impairment	$57	$-	$742	$233	$226
Ending balance: related to loans
collectively evaluated for impairment	$547	$-	$1,694	$290	$748

Loans receivables:
Ending balance	$167,145	$1,208	$102,559	$14,883	$33,949
Ending balance: individually
evaluated for impairment	$1,354	$-	$5,399	$476	$604
Ending balance: collectively
evaluated for impairment	$165,791	$1,208	$97,160	$14,407	$33,345

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2	$433	$136	$288	$5,041
Charge-offs	-	(50)	(51)	-	(303)
Recoveries	-	-	13	-	16
Provisions	(1)	49	4	(361)	245
Ending balance	$1	$432	$102	$(73)	$4,999
Ending balance: related to loans
individually evaluated for impairment	$-	$81	$2	$-	$1,341
Ending balance: related to loans
collectively evaluated for impairment	$1	$351	$100	$(73)	$3,658

Loans receivables:
Ending balance	$2,781	$21,387	$3,965		$347,877
Ending balance: individually
evaluated for impairment	$-	$454	$2		$8,289
Ending balance: collectively
evaluated for impairment	$2,781	$20,933	$3,963		$339,588

Note 8:  Foreclosed Real Estate

The Company is required to disclose the carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession of the property at each reporting period.

	Number of		Number of
(Dollars in thousands)	Properties	March 31, 2015	Properties	December 31, 2014
Foreclosed real estate
Foreclosed residential real estate	6	$465	4	$261

At March 31, 2015, the Company reported $372,000 in residential real estate loans in the process of foreclosure.

Note 9:   Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit when issued have expiration dates within one year of issuance.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  The Company had $4.6 million of standby letters of credit outstanding as of March 31, 2015.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.   The fair value of standby letters of credit was not significant to the Company's consolidated financial statements.

Note 10:  Fair Value Measurements

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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	March 31, 2015
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-sale portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$39,901	$-	$39,901
State and political subdivisions	-	8,454	-	8,454
Corporate	-	20,544	-	20,544
Residential mortgage-backed - US agency	-	29,787	-	29,787
Collateralized mortgage obligations - US agency	-	13,961	-	13,961
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	647	-	-	647
Large cap equity fund	632	-	-	632
Other mutual funds	-	399	-	399
Common stock - financial services industry	41	249	-	290
Total available-for-sale securities	$1,320	$113,295	$-	$114,615

Interest rate swap derivative	$-	$(67)	$-	$(67)

	December 31, 2014
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-sale portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$17,750	$-	$17,750
State and political subdivisions	-	8,443	-	8,443
Corporate	-	13,860	-	13,860
Residential mortgage-backed - US agency	-	30,575	-	30,575
Collateralized mortgage obligations - US agency	-	15,476	-	15,476
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	648	-	-	648
Large cap equity fund	649	-	-	649
Other mutual funds	-	379	-	379
Common stock - financial services industry	43	250	-	293
Total available-for-sale securities	$1,340	$86,733	$-	$88,073

Interest rate swap derivative	$-	$(82)	$-	$(82)

Pathfinder Bank had the following assets measured at fair value on a nonrecurring basis as of March 31, 2015 and December 31, 2014:
	March 31, 2015
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$796	$796
Foreclosed real estate	$-	$-	$223	$223

	December 31, 2014
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$1,277	$1,277
Foreclosed real estate	$-	$-	$105	$105

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at the indicated dates.

Quantitative Information about Level 3 Fair Value Measurements

	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At March 31,2015
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 30% (10%)
	(Sales Approach)	Costs to Sell	6% - 15% (13%)
Discounted Cash Flow

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15% (15%)
	(Sales Approach)	Costs to Sell	6% - 8% (7%)

Quantitative Information about Level 3 Fair Value Measurements

	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2014
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 25% (13%)
	(Sales Approach)	Costs to Sell	6% - 50% (13%)
Discounted Cash Flow

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15% (15%)
	(Sales Approach)	Costs to Sell	6% - 8% (7%)

There have been no transfers of assets into or out of any fair value measurement level during the quarter ended March 31, 2015.

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

The carrying amounts and fair values of the Company's financial instruments as of the indicated dates are presented in the following table:

		March 31, 2015		December 31, 2014
	Fair Value	Carrying	Estimated	Carrying	Estimated
(Dollars In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$23,053	$23,053	$11,356	$11,356
Investment securities - available-for-sale	1	1,320	1,320	1,340	1,340
Investment securities - available-for-sale	2	113,295	113,295	86,733	86,733
Investment securities - held-to-maturity	2	45,278	46,940	40,875	42,139
Federal Home Loan Bank stock	2	2,595	2,595	3,454	3,454
Net loans	3	385,151	391,910	382,189	388,151
Accrued interest receivable	1	2,064	2,064	1,849	1,849

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$320,887	$320,887	$263,004	$263,004
Time Deposits	2	162,319	162,493	152,564	152,457
Borrowings	2	43,000	43,204	66,100	66,282
Junior subordinated debentures	2	5,155	4,681	5,155	4,799
Accrued interest payable	1	74	74	63	63
Interest rate swap derivative	2	67	67	82	82

Note 11:   Interest Rate Derivatives

Derivative instruments are entered into primarily as a risk management tool of the Company.  Financial derivatives are recorded at fair value as other liabilities.  The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability are recognized currently in earnings.  For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in other comprehensive income and subsequently reclassified to earnings as the hedged transaction impacts net income.  Any ineffective portion of a cash flow hedge is recognized currently in earnings.  See Note 10 for further discussion of the fair value of the interest rate derivative.

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

The following table summarizes the fair value of the outstanding derivative and its presentation on the statements of condition:
	March 31,	December 31,
(In thousands)	2015	2014
Cash flow hedge:
Other liabilities	$67	$82

The change in accumulated other comprehensive loss on a pretax basis and the impact on earnings from the interest rate swap that qualifies as a cash flow hedge for the periods indicated below were as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014
Balance as of January 1:	$(82)	$(135)
Amount of losses recognized in other comprehensive income	-	(3)
Amount of loss reclassified from other comprehensive income
and recognized as interest expense	15	15
Balance as of March 31:	$(67)	$(123)

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

The Company posted cash of $201,000 under arrangements to satisfy collateral requirements associated with the interest rate swap contract.

Note 12:   Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) ("AOCI"), net of tax, for the periods indicated are summarized in the table below.

	For the three months ended March 31, 2015
	Retirement Plans	Unrealized Gains and Losses on Financial derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(1,794)	$(49)	$457	$(733)	$(2,119)
Other comprehensive (loss) income before reclassifications	-	-	279	20	299
Amounts reclassified from AOCI	27	9	(31)	-	5
Ending balance	$(1,767)	$(40)	$705	$(713)	$(1,815)

	For the three months ended March 31, 2014
	Retirement Plans	Unrealized Gains and Losses on Financial derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(982)	$(81)	$99	$(781)	$(1,745)
Other comprehensive income (loss) before reclassifications	-	(2)	192	18	$208
Amounts reclassified from AOCI	7	9	(1)	-	15
Ending balance	$(975)	$(74)	$290	$(763)	$(1,522)

 The following table presents the amounts reclassified out of each component of AOCI for the indicated period:

	Amount Reclassified
	from AOCI[1]
(In thousands)	For the three months ended
Details about AOCI[1] components	March 31, 2015	March 31, 2014	Affected Line Item in the Statement of Income

Unrealized holding gain on financial derivative:
Reclassification adjustment for
interest expense included in net income	$(15)	$(15)	Interest on long term borrowings
	6	6	Provision for income taxes
	$(9)	$(9)	Net Income
Retirement plan items
Retirement plan net losses
recognized in plan expenses[2]	$(45)	$(11)	Salaries and employee benefits
	18	4	Provision for income taxes
	$(27)	$(7)	Net Income

Available-for-sale securities
Realized gain on sale of securities	$52	$2	Net gains on sales and redemptions of investment securities
	(21)	(1)	Provision for income taxes
	$31	$1	Net Income

[1] Amounts in parentheses indicates debits in net income.
[2] These items are included in net periodic pension cost.
See Note 5 for additional information.

Note 13:  Insurance Agency Acquisition

In the first quarter of 2015, the FitzGibbons Agency, LLC acquired the Huntington Agency, an Onondaga County based company with annual revenues approximating $150,000.  The purchase price was $225,000 in cash and allocated between Goodwill and Intangibles, of $169,000 and $56,000, respectively.

This acquisition allows the Agency, and in turn the Company, to generate more value based noninterest income in the Company's target geographic market.  Acquisition costs related to this transaction were nominal.

The transaction did not permit the Agency to assume any liabilities of the Huntington Agency.  The Intangibles reflected the transaction date estimated fair value of the customer list.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

General

The Company is a Maryland corporation headquartered in Oswego, New York.  The primary business of the Company is its investment in Pathfinder Bank (the "Bank") which is 100% owned by the Company and the Company is 100% owned by public shareholders.  At March 31, 2015, the Company had 4,352,203 shares of common stock outstanding. The Bank has four wholly owned operating subsidiaries, Pathfinder Commercial Bank, Pathfinder Risk Management Company, Inc. ("PRMC"), Pathfinder REIT, Inc. and Whispering Oaks Development Corp. All significant inter-company accounts and activity have been eliminated in consolidation.  Although the Company owns, through its subsidiary PRMC, 51% of the membership interest in FitzGibbons Agency, LLC ("FitzGibbons"), the Company is required to consolidate 100% of FitzGibbons within the consolidated financial statements.  The 49% of which the Company does not own is accounted for separately as noncontrolling interests within the consolidated financial statements.  At March 31, 2015, the Company and subsidiaries had total assets of $606.8 million, total liabilities of $536.8 million and shareholders' equity of $69.5 million plus noncontrolling interest of $422,000, which represents the 49% not owned by the Company.

The following discussion reviews the Company's financial condition at March 31, 2015 and the results of operations for the three month periods ended March 31, 2015 and 2014. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2014 and 2013 and for the two years then ended.  Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part I.

Statement Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to:

•	general economic conditions, either nationally or in our market area, that are worse than expected;

•	inflation and changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	our ability to enter new markets successfully and take advantage of growth opportunities, and the possible dilutive effect of potential acquisitions or de novo branches, if any;

•	legislative or regulatory changes that may adversely affect our business;

•	adverse changes in the securities markets;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Securities and Exchange Commission;

•	inability of third-party providers to perform their obligations to us; and

•	changes in our organization, compensation and benefit plans.

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

The most significant accounting policies followed by the Company are presented in Note 1 to the annual audited consolidated financial statements included in the 2014 Annual Report filed with the Securities and Exchange Commission on Form 10-K on March 18, 2015, ("the consolidated financial statements").  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the allowance for loan losses, deferred income taxes, pension obligations, the evaluation of investment securities for other than temporary impairment, the evaluation of goodwill for impairment, and the estimation of fair values for accounting and disclosure purposes to be the accounting areas that require the most subjective and complex judgments.  These areas could be the most subject to revision as new information becomes available.

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

•
The Company establishes a specific allowance for all commercial loans in excess of the total related credit threshold of $100,000 and single borrower residential mortgage loans in excess of the total related credit threshold of $300,000 identified as being impaired which are on nonaccrual and have been risk rated under the Company's risk rating system as substandard, doubtful, or loss. In addition, an accruing substandard loan could be identified as being impaired.  Impairment is measured by either the present value of the expected future cash flows discounted at the loan's effective interest rate or the fair value of the underlying collateral if the loan is collateral dependent.  The majority of the Company's impaired loans and leases utilize the fair value of the underlying collateral.

•	For all other loans and leases, the Company uses the general allocation methodology that establishes an allowance to estimate the probable incurred loss for each risk-rating category.

The loan portfolio also represents the largest asset type on the consolidated statement of condition.  Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses.

Deferred income tax assets and liabilities are determined using the liability method.  Under this method, the net deferred tax asset or liability is recognized for the future tax consequences.  This is attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating and capital loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The affect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  If current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established.  The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.  A valuation allowance of $458,000 was maintained at March 31, 2015, as management believes it may not generate sufficient capital gains to offset its capital loss carry forward.  The Company's effective tax rate differs from the statutory rate due primarily to non-taxable income from investment securities and bank owned life insurance.

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

Management performs an annual evaluation of our goodwill for possible impairment at each of our reporting units. Based on the results of the December 31, 2014 evaluation, management has determined that the carrying value of goodwill was not impaired as of that date. The evaluation approach is described in Note 9 of the annual audited consolidated financial statements. Further information on the estimation of fair values can be found in Note 20 to the annual audited consolidated financial statements.

The estimation of fair value is significant to several of our assets; including investment securities available-for-sale, the interest rate derivative, intangible assets, foreclosed real estate, and the value of loan collateral when valuing loans.  These are all recorded at either fair value, or the lower of cost or fair value. Fair values are determined based on third party sources, when available.  Furthermore, accounting principles generally accepted in the United States require disclosure of the fair value of financial instruments as a part of the notes to the annual audited consolidated financial statements.  Fair values on our available-for-sale securities may be influenced by a number of factors; including market interest rates, prepayment speeds, discount rates, and the shape of yield curves.

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

Recent Events

On March 26, 2015, the Company announced that its Board of Directors declared a quarterly dividend of $.03 per common share.  The dividend is payable on May 4, 2015 to shareholders of record on April 15, 2015.

Overview and Results of Operations

The following represents the significant highlights of the Company's operating results and changes in financial condition.  Unless otherwise stated, the results of operation reflect changes between the first quarter of 2015 and the first quarter of 2014, and the changes in financial condition reflect the changes between the statements of condition between December 31, 2014 and March 31, 2015.

•	Net income improved by 8.2% to $529,000.
•
Basic and diluted earnings per share remained unchanged at $0.12.  While earnings between year over year quarters increased, the Company declared a dividend on its Small Business Lending Fund ("SBLF") preferred Stock in the first quarter of 2015.  In the first quarter of 2014, the Company utilized a credit from the US Treasury which did not require a dividend declaration on the SBLF preferred stock for the first quarter of 2014.

•	Return on average assets decreased 2 basis points to 0.36%.
•
Net interest income increased 12.0% to $4.5 million.  Net interest margin decreased 10 basis points to 3.28%, but was offset by the increase in average balances of interest earning assets and the decrease in average rates paid on time deposits and borrowings.

•	Total assets increased 8.2% to $606.8 million. This was funded largely by the seasonal increase in municipal deposits and the increase in business deposits.

•	Gross loans reported an increase of 0.8% to $390.6 million.
•	The ratio of nonperforming loans to period end loans decreased by 6 basis points to 1.55%.
•
The FitzGibbons Agency completed its acquisition of the Baldwinsville, New York-based Huntington Agency, a provider of auto, home, business and recreational insurance products to the greater Syracuse market.

We had net income of $529,000 for the three months ended March 31, 2015 compared to net income of $489,000 for the three months ended March 31, 2014.  The increase in net income of $40,000, or 8.2%, was due primarily to an increase in net interest income as a result of the increase in average interest-earning asset balances and the decrease in the average cost of interest-bearing liabilities between year over year first quarter periods.  Offsetting these improvements to net income was a $138,000 increase in provision for loan losses and a $317,000 increase in noninterest expenses.

Return on average assets decreased 2 basis points to 0.36% between the year over year first quarter periods as the increase in net income (the numerator in the ratio) was outpaced by the increase in average assets (the denominator in the ratio).  Average assets increased due to the increase in average deposits seen in the first quarter of 2015 as compared to the first quarter of 2014.  Additionally, the first quarter opened with a greater amount of assets due to the influx of funds received as a result of the Conversion and Offering on October 16, 2014.

Asset quality remained essentially unchanged between December 31, 2014 and March 31, 2015.  We reported a slight decrease in the ratio of nonperforming loans to period end loans, a slight decrease in the level of impaired loans, and no change in the level of potential problem loans.  In contrast, we recorded a small increase in the ratio of net charge-offs (annualized) to average loans, and a small increase in total delinquencies.  Further details regarding asset quality can be found in subsequent sections within the Management Discussion and Analysis on this Form 10-Q.

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

	For the three months Ended March 31,
	2015			2014
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$389,301	$4,399	4.52%	$345,689	$4,063	4.70%
Taxable investment securities	121,420	488	1.61%	96,500	454	1.88%
Tax-exempt investment securities	28,795	197	2.74%	27,148	195	2.87%
Interest-earning time deposit	-	-	0.00%	500	2	1.60%
Fed funds sold and Interest-earning deposits	9,377	2	0.09%	5,669	1	0.07%
Total interest-earning assets	548,893	5,086	3.71%	475,506	4,715	3.97%
Noninterest-earning assets:
Other assets	39,234			38,819
Allowance for loan losses	(5,374)			(5,086)
Net unrealized gains
on available-for sale-securities	877			455
Total assets	$583,630			$509,694
Interest-bearing liabilities:
NOW accounts	$44,770	$18	0.16%	$40,848	$17	0.17%
Money management accounts	12,946	5	0.15%	13,312	5	0.15%
MMDA accounts	101,539	110	0.43%	90,462	94	0.42%
Savings and club accounts	74,598	15	0.08%	74,937	15	0.08%
Time deposits	163,826	297	0.73%	151,864	398	1.05%
Junior subordinated debentures	5,155	40	3.10%	5,155	40	3.10%
Borrowings	47,578	98	0.82%	34,259	126	1.47%
Total interest-bearing liabilities	450,412	583	0.52%	410,837	695	0.68%
Noninterest-bearing liabilities:
Demand deposits	61,154			52,054
Other liabilities	2,249			3,525
Total liabilities	513,815			466,416
Shareholders' equity	69,815			43,278
Total liabilities & shareholders' equity	$583,630			$509,694
Net interest income		$4,503			$4,020
Net interest rate spread			3.19%			3.29%
Net interest margin			3.28%			3.38%
Ratio of average interest-earning assets
to average interest-bearing liabilities			121.86%			115.74%

As indicated in the above table, net interest income increased $483,000, or 12.0%, to $4.5 million for the three months ended March 31, 2015 as compared to the same prior year period due principally to the increase in average balances of interest earning assets and the decrease in average rates paid on average time deposits and borrowings. Net interest margin decreased by 10 basis points to 3.28% due largely to the decrease in average yields earned on all of the Company's major interest earning assets.  The following analysis should also be viewed in conjunction with the table below which reports the changes in net interest income attributable to rate and volume.

Interest income increased $371,000, or 7.9%, to $5.1 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.  The increase in interest income was due principally to the increase in average balances of loans and taxable investment securities which increased 12.6% and 25.8%, respectively, between the year over year first quarter periods.  The increase in the average balances of loans reflects the Company's continued success in its penetration within the greater Syracuse market in conjunction with organic growth as a result of our new Syracuse business banking office which opened in the third quarter of 2014.  These increases helped offset the decrease in average yield on each of these interest earning assets as the yield on loans decreased 18 basis points and the yield on taxable investment securities decreased 27 basis points between these same two periods.  The decrease in the yield on loans was the result of those loans maturing at higher rates and being replaced by new loans at the lower current market rates.  The decrease in the average yield on taxable investment securities was the result of maturing taxable investment securities and new purchases at the current lower market rates and with durations less than those within the Company's portfolio during the first quarter of 2014.

Interest expense for the three months ended March 31, 2015 decreased $112,000, or 16.1%, to $583,000 when compared to the same prior year period.  This decrease was primarily due to the rates paid on time deposits as maturing certificates of deposits at higher rates were replaced with certificates of deposits at the current lower market rates.  In addition, the average balances of time deposits, which includes brokered deposits, increased $12.0 million between the year over year first quarter periods.  Also contributing to the $112,000 decrease in total interest expense was the decrease in average rates paid on FHLBNY advances due, similarly, to higher rate long term maturing advances being replaced with advances of shorter duration and at the current lower market rates.

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

	Three Months Ended March 31,
	2015 vs. 2014
	Increase/(Decrease) Due to
			Total
			Increase
(In thousands)	Volume	Rate	(Decrease)
Interest Income:
Loans	$1,218	$(882)	$336
Taxable investment securities	360	(326)	34
Tax-exempt investment securities	43	(41)	2
Interest-earning time deposits	(1)	(1)	(2)
Interest-earning deposits	1	-	1
Total interest income	1,621	(1,250)	371
Interest Expense:
NOW accounts	4	(3)	1
Money management accounts	(1)	1	-
MMDA accounts	12	4	16
Savings and club accounts	-	-	-
Time deposits	179	(280)	(101)
Borrowings	195	(223)	(28)
Total interest expense	389	(501)	(112)
Net change in net interest income	$1,232	$(749)	$483

Provision for Loan Losses

We established provision for loan losses, which is charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The provision for loan losses represents management's estimate of the amount necessary to maintain the allowance for loan losses at an adequate level.

We recorded $383,000 in provision for loan losses for the three month period ended March 31, 2015, as compared to $245,000 for the three month period ended March 31, 2014.  The increase in the provision for loan losses was a direct result of the need for approximately $400,000 in additional specific reserves, between December 31, 2014 and March 31, 2015,  related to one large commercial borrower in connection with updated appraisal information.  Management extensively reviews recent trends in historical losses, environmental factors and specific reserve needs on loans individually evaluated for impairment in its determination of the adequacy of the allowance for loan losses.

We measure delinquency based on the amount of past due loans as a percentage of total loans.  Delinquency trends worsened slightly to 3.4% at March 31, 2015 as compared to 3.0% at December 31, 2014 and was centered in the 30-59 day past due categories for residential mortgage loans and commercial real estate loans.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, including insurance agency commissions, and net gains on sales of securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Change
Service charges on deposit accounts	$266	$279	$(13)	-4.7%
Earnings and gain on bank owned life insurance	85	60	25	41.7%
Loan servicing fees	52	54	(2)	-3.7%
Debit card interchange fees	123	114	9	7.9%
Other charges, commissions and fees	287	314	(27)	-8.6%
Noninterest income before gains	813	821	(8)	-1.0%
Net gains on sales and redemptions of investment securities	52	2	50	>100.0%
Net gains on sales of loans and foreclosed real estate	-	3	(3)	-100.0%
Total noninterest income	$865	$826	$39	4.7%

The increase in total noninterest income between year over year first quarter periods was due largely to the increase of net gains on sales and redemptions of investment securities.  Management has taken advantage of a pricing opportunity while expanding spread and reducing duration of the investment portfolio in anticipation of rising future interest rates.  Additionally, higher average balances of bank owned life insurance increased the related earnings by $25,000 between the year over year first quarter periods but was more than offset by lower levels of other charges, commissions and fees of $27,000 due principally to lower levels of commission income by the FitzGibbons Agency and lower levels of Investment Services revenue.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Change
Salaries and employee benefits	$2,381	$2,197	$184	8.4%
Building occupancy	502	407	95	23.3%
Data processing	388	364	24	6.6%
Professional and other services	202	175	27	15.4%
Advertising	140	133	7	5.3%
FDIC assessments	95	95	-	0.0%
Audits and exams	62	64	(2)	-3.1%
Other expenses	453	471	(18)	-3.8%
Total noninterest expenses	$4,223	$3,906	$317	8.1%

The increase in noninterest expenses between year over year first quarter periods was due principally to salaries and employee benefits and building occupancy expenses.

The increase in salaries and employee benefits was due to wage increases and the first quarter operation of the new Syracuse business banking office together totaling $163,000, a $42,000 increase in deferred compensation expense, and a $23,000 increase in stock-based compensation due to the expansion of the Employee Stock Ownership Plan in connection with the second step Conversion and Offering that occurred on October 16, 2014.  Partially offsetting these increases was a $50,000 increase in the credit due to deferred payroll expense between year over year first quarter periods, and in accordance with ASC 310-20-30.

The increase in building occupancy expenses was principally due to $45,000 in additional building and equipment maintenance, $32,000 in additional property taxes, and $14,000 in additional lease expense due to the new Syracuse business banking office.

The increase in professional and other services expenses was due largely to additional consulting fees.

Data processing expenses increased due principally to the additional amortization expense associated with a newly installed software solution within the lending operations group.

Income Tax Expense

Income tax expense increased by $49,000 for the quarter ended March 31, 2015 as compared to the same period in 2014 primarily due to an increase in pretax income and an increase in the effective tax rate for the quarter to accommodate the year to date effective tax rate estimate of 30.0%, exclusive of the net income attributable to our controlling interest in the Insurance Agency.  For the three-month period ended March 31, 2014, the effective tax rate was 27.8%.  The increase in the effective tax rate between the year over year first quarter periods reflected a smaller proportion of tax-exempt items as a proportion of our taxable income in the first quarter of 2015.

Earnings per Share

Basic and diluted earnings per share were $0.12 for the first quarter of 2015 and unchanged from the first quarter of 2014.  While the level of net income was higher between year over year first quarter periods, the company was required to declare a first quarter dividend of $32,000 on its SBLF preferred stock.  During the first quarter of 2014, the Company incurred a credit on its dividend due to prior updated lending information to the US Treasury, avoiding the need to declare a dividend at that time. Further information on earnings per share can be found in Note 3 to these unaudited consolidated financial statements.

Changes in Financial Condition

Assets

Total assets increased $45.8 million, or 8.2%, to $606.8 million at March 31, 2015 as compared to December 31, 2014.  This increase was due primarily to an increase in investment securities, loans, and total cash and cash equivalents.

Investment securities increased $30.9 million, or 24.0%, to $159.9 million at March 31, 2015 due principally to the need to collateralize the increase in municipal deposits between these same two time periods. Of the total increase in investment securities, $26.5 million, or 85.8%, was classified within the available-for-sale portfolio, due to the need to acquire short term collateral for the inflow of municipal deposits which typically occurs in the first and third quarter of the year.  The remaining increase was recorded in the held-to-maturity investment securities portfolio.  When new investment securities are acquired, management reviews certain security characteristics and determines the company's intent and ability to hold the security to maturity.  Based on the security characteristics and management's intentions, the security is classified as either available-for-sale or held-to-maturity.

Total loans receivable increased $3.1 million, or 0.8%, to $390.6 million at March 31, 2015 from December 31, 2014.

Liabilities

Total liabilities increased to $536.8 million at March 31, 2015 from $491.8 million at December 31, 2014.  Deposits increased $67.6 million, or 16.3%, to $483.2 million at March 31, 2015 from $415.6 million at December 31, 2014.  The increase was due largely to the $32.4 million increase in municipal deposits and the $22.9 million increase in business deposits between these two dates.  The increase in municipal deposits represents the addition of three new customer relationships and the seasonal first quarter municipal deposit increase with the draw down of these deposits occurring beginning in the second quarter of 2015 to satisfy funding needs of the municipalities.  The increase in business deposits resulted from organic growth and new customer relationships due, in part, to the new Syracuse business banking office.  These increases allowed short term borrowings from the FHLB to be paid down by $23.1 million.

Stockholders' Equity

The Company's shareholders' equity, exclusive of the noncontrolling interest, increased $758,000 to $69.5 million at March 31, 2015 from $68.8 million at December 31, 2014.  This increase was principally due to a $373,000 increase in retained earnings and a $304,000 reduction in accumulated comprehensive loss.  The increase in retained earnings resulted from $529,000 in net income offset by $124,000 in dividends declared on our common stock and $32,000 in dividends declared on our SBLF preferred stock.  The reduction in accumulated comprehensive loss was the result of the improvement in fair market value of our available for sale investment securities.

Capital

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company's goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards.  At March 31, 2015, Pathfinder Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a "well-capitalized" institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 8%, Tier 1 common equity exceeding 6.5%, and a total risk-based capital ratio exceeding 10%.

Pathfinder Bank's capital amounts and ratios as of the indicated dates are presented in the following table.

					Minimum
					To Be "Well-
			Minimum		Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2015
Total Core Capital (to Risk-Weighted Assets)	$64,549	16.11%	$32,058	8.00%	$40,072	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$59,357	14.81%	$24,043	6.00%	$32,058	8.00%
Tier 1 Common Equity (to Risk-Weighted Assets)	$59,357	14.81%	$18,032	4.50%	$26,047	6.50%
Tier 1 Capital (to Assets)	$59,357	10.25%	$23,156	4.00%	$28,945	5.00%
As of December 31, 2014:
Total Core Capital (to Risk-Weighted Assets)	$63,831	16.60%	$30,754	8.00%	$38,443	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$58,842	15.31%	$15,377	4.00%	$23,066	6.00%
Tier 1 Capital (to Assets)	$58,842	10.55%	$22,302	4.00%	$27,878	5.00%

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of non-performing assets at the indicated dates:

	March 31,	December 31,	March 31,
(Dollars In thousands)	2015	2014	2014
Nonaccrual loans:
Commercial loans	$4,280	$4,030	$4,808
Consumer	279	324	302
Residential mortgage loans	1,508	1,902	1,873
Total nonaccrual loans	6,067	6,256	6,983
Total nonperforming loans	6,067	6,256	6,983
Foreclosed real estate	465	261	699
Total nonperforming assets	$6,532	$6,517	$7,682

Troubled debt restructurings not included above	$2,244	$2,219	$1,966

Nonperforming loans to total loans	1.55%	1.61%	2.01%
Nonperforming assets to total assets	1.08%	1.16%	1.46%

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

As indicated in the table above, nonperforming assets at March 31, 2015 were $6.5 million and relatively unchanged from December 31, 2014.  Improvement between these same time periods was seen within the residential mortgage loan product segment as both the number and dollar amount of nonperforming residential mortgages decreased.  This was partially offset by an increase in nonperforming other commercial and industrial loans within the commercial loan product segment.

As indicated in the nonperforming asset table above, foreclosed real estate ("FRE") balances increased at March 31, 2015 from December 31, 2014 due to the addition of two residential mortgage properties.  There were no foreclosed commercial real estate properties at either of these two dates.  More information regarding foreclosed real estate can be found in Note 8 to these unaudited consolidated financial statements.

Fair values for commercial FRE are initially recorded based on market value evaluations by third parties, less costs to sell ("initial cost basis").  On a prospective basis, and in accordance with Accounting Standards Update 2014-04, residential FRE assets will be initially recorded at the lower of the net amount of loan receivable or the real estate's fair value less costs to sell.   Any write-downs required when the related loan receivable is exchanged for the underlying real estate collateral at the time of transfer to FRE are charged to the allowance for loan losses.  Values are derived from appraisals, similar to impaired loans, of underlying collateral or discounted cash flow analysis.  Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the initial cost basis for the FRE property.

The allowance for loan losses represents management's estimate of the probable losses inherent in the loan portfolio as of the date of the statement of condition.  The allowance for loan losses was $5.5 million and $5.3 million at March 31, 2015 and December 31, 2014, respectively.  The Company reported a small increase in the ratio of the allowance for loan losses to gross loans to 1.40% at March 31, 2015 as compared to 1.38% at December 31, 2014.  Management performs a quarterly evaluation of the allowance for loan losses based on quantitative and qualitative factors and has determined that the current level of the allowance for loan losses is adequate to absorb the losses in the loan portfolio as of March 31, 2015.

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

At March 31, 2015 and December 31, 2014, the Company had $7.3 million and $7.4 million in loans, respectively, which were deemed to be impaired, having established specific reserves of $1.3 million and $917,000, respectively, on these loans.  The increase between these two dates was due largely to the increase in the specific reserve of approximately $400,000 on one large commercial relationship as updated collateral appraisal information became available.

Management has identified potential problem loans totaling $8.4 million as of March 31, 2015 and unchanged from December 31, 2014. These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired.  Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in it being included in future impaired loan reporting.  Although total potential problem loans remain unchanged between these two dates, the Company reported a $713,000 decrease in loans risk rated as substandard which was offset by an $438,000 increase in loans rated special mention, a less severe risk rating category, and an increase of $133,000 in loans rated doubtful, a more severe risk rating category.

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

Through the first quarter of 2015, as indicated in the Consolidated Statement of Cash Flows, the Company reported net cash flows from financing activities of $44.4 million generated by increased balances of demand, savings and money market deposit accounts as well as increased balances of time deposits and brokered deposits.  Included in this increase was a $32.4 million increase in municipal deposits and a $22.9 million increase in business deposits, both resulting from organic growth and new customer acquisition.  This was invested in purchases of investment securities of $30.7 million, net of proceeds from maturities, sales and redemptions.  In addition, $3.6 million was invested in new loan generation.  Net cash flows from operating activities provided an additional $1.3 million through the first three months of 2015 resulting in an increase in cash and equivalents of $11.7 million through this time period.  As a recurring source of liquidity, the Company's investment securities provided $4.8 million in proceeds from maturities and principal reductions through the first quarter of 2015.

The Company has a number of existing credit facilities available to it.  At March 31, 2015, total credit available to the Company under the existing lines of credit was approximately $157.0 million at FHLBNY, the Federal Reserve Bank, and three other correspondent banks.  At March 31, 2015, the Company had $43.0 million outstanding on its existing lines of credit with $114.0 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of March 31, 2015, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

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

None

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

Exhibit No.                                     Description

31.1   Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2   Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32.1   Section 1350 Certification of the Chief Executive Officer and Chief Financial
          Officer
101	The following materials from Pathfinder Bancorp, Inc. Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows, and (iv) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATHFINDER BANCORP, INC.
(registrant)

May 14, 2015           /s/ Thomas W. Schneider
Thomas W. Schneider
President and Chief Executive Officer

May 14, 2015           /s/ James A. Dowd
James A. Dowd
Senior Vice President and Chief Financial Officer