Form 10-Q
period 2015-06-30
Pathfinder Bancorp, Inc.
filed 2015-08-13
CIK 1609065

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2015

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

As of August 10, 2015, there were 4,352,203 shares issued and outstanding of the registrant's common stock.

PATHFINDER BANCORP, INC.
INDEX

PART I - FINANCIAL INFORMATION		PAGE NO.

Item 1.	Consolidated Financial Statements (Unaudited)
	Consolidated Statements of Condition	3
	Consolidated Statements of Income	4
	Consolidated Statements of Comprehensive Income (Loss)	5
	Consolidated Statements of Changes in Shareholders' Equity	6
	Consolidated Statements of Cash Flows	7
	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition	32
	and Results of Operations (Unaudited)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	49

PART II - OTHER INFORMATION		50

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other information
Item 6.	Exhibits

SIGNATURES		51

PART I -  FINANCIAL INFORMATION
Item 1 – Consolidated Financial Statements
Pathfinder Bancorp, Inc.
Consolidated Statements of Condition
(Unaudited)

	June 30,	December 31,
(In thousands, except share and per share data)	2015	2014
ASSETS:
Cash and due from banks	$7,182	$6,822
Interest earning deposits	10,228	4,534
Total cash and cash equivalents	17,410	11,356
Available-for-sale securities, at fair value	102,361	88,073
Held-to-maturity securities, at amortized cost (fair value of $44,875 and $42,139, respectively)	43,893	40,875
Federal Home Loan Bank stock, at cost	3,356	3,454
Loans	403,411	387,538
Less: Allowance for loan losses	5,900	5,349
Loans receivable, net	397,511	382,189
Premises and equipment, net	13,238	13,200
Accrued interest receivable	1,966	1,849
Foreclosed real estate	361	261
Intangible assets, net	222	175
Goodwill	4,536	4,367
Bank owned life insurance	10,506	10,356
Other assets	4,965	4,869
Total assets	$600,325	$561,024

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$397,923	$360,906
Noninterest-bearing	59,652	54,662
Total deposits	457,575	415,568
Short-term borrowings	48,000	55,100
Long-term borrowings	14,000	11,000
Junior subordinated debentures	5,155	5,155
Accrued interest payable	60	63
Other liabilities	5,461	4,934
Total liabilities	530,251	491,820
Shareholders' equity:
Preferred stock - SBLF, par value $0.01 per share; $1,000 liquidation preference;
13,000 shares authorized; 13,000 shares issued and outstanding	13,000	13,000
Common stock, par value $0.01; 25,000,000 authorized shares;
4,352,203 shares issued and shares outstanding	44	44
Additional paid in capital	28,614	28,534
Retained earnings	31,996	31,085
Accumulated other comprehensive loss	(2,319)	(2,119)
Unearned ESOP	(1,664)	(1,754)
Total Pathfinder Bancorp, Inc. shareholders' equity	69,671	68,790
Noncontrolling interest	403	414
Total equity	70,074	69,204
Total liabilities and shareholders' equity	$600,325	$561,024

The accompanying notes are an integral part of the consolidated financial statements.

Page - 3 -

Pathfinder Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
(In thousands, except per share data)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest and dividend income:
Loans, including fees	$4,551	$4,104	$8,950	$8,168
Debt securities:
Taxable	516	466	975	886
Tax-exempt	190	194	387	389
Dividends	40	17	69	50
Interest earning time deposits	-	2	-	4
Federal funds sold and interest earning deposits	5	1	7	2
Total interest income	5,302	4,784	10,388	9,499
Interest expense:
Interest on deposits	483	497	928	1,026
Interest on short-term borrowings	35	21	72	39
Interest on long-term borrowings	105	148	206	295
Total interest expense	623	666	1,206	1,360
Net interest income	4,679	4,118	9,182	8,139
Provision for loan losses	401	275	784	520
Net interest income after provision for loan losses	4,278	3,843	8,398	7,619
Noninterest income:
Service charges on deposit accounts	288	305	554	584
Earnings and gain on bank owned life insurance	65	66	149	126
Loan servicing fees	41	67	93	120
Net gains on sales and redemptions of investment securities	49	24	101	26
Net (losses)/gains on sales of loans and foreclosed real estate	(4)	26	(4)	30
Debit card interchange fees	136	129	259	243
Other charges, commissions & fees	377	261	665	575
Total noninterest income	952	878	1,817	1,704
Noninterest expense:
Salaries and employee benefits	2,356	2,187	4,738	4,384
Building occupancy	441	364	944	771
Data processing	354	399	742	764
Professional and other services	229	173	449	348
Advertising	114	99	236	231
FDIC assessments	102	100	197	195
Audits and exams	59	61	120	125
Other expenses	577	380	1,030	852
Total noninterest expenses	4,232	3,763	8,456	7,670
Income before income taxes	998	958	1,759	1,653
Provision for income taxes	290	275	514	451
Net income attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	708	683	1,245	1,202
Net income attributable to noncontrolling interest	14	7	22	37
Net income attributable to Pathfinder Bancorp Inc.	694	676	1,223	1,165
Preferred stock dividends	33	30	65	30
Net income available to common shareholders	$661	$646	$1,158	$1,135

Earnings per common share - basic	$0.16	$0.15	$0.28	$0.27
Earnings per common share - diluted	$0.16	$0.15	$0.28	$0.27
Dividends per common share	$0.03	$0.03	$0.06	$0.06

The accompanying notes are an integral part of the consolidated financial statements.

Page - 4 -

Pathfinder Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended		For the six months ended
(In thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Net Income	$708	$683	$1,245	$1,202

Other Comprehensive Income (Loss)

Retirement Plans:
Net unrealized gain on retirement plans	45	11	90	22

Unrealized holding gains on financial derivative:
Change in unrealized holding losses on financial derivative	(5)	(4)	(6)	(7)
Reclassification adjustment for interest expense included in net income	15	15	31	30
Net unrealized gain on financial derivative	10	11	25	23

Unrealized holding (losses) gains on available for sale securities
Unrealized holding (losses) gains arising during the period	(878)	310	(413)	631
Reclassification adjustment for net (losses) gains included in net income	(49)	(24)	(101)	(26)
Net unrealized (loss) gain on available for sale securities	(927)	286	(514)	605

Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	32	29	65	59

Other comprehensive (loss) income, before tax	(840)	337	(334)	709
Tax effect	336	(135)	134	(284)
Other comprehensive (loss) income, net of tax	(504)	202	(200)	425
Comprehensive income	$204	$885	$1,045	$1,627
Comprehensive income attributable to noncontrolling interest	$14	$7	$22	$37
Comprehensive income attributable to Pathfinder Bancorp, Inc.	$190	$878	$1,023	$1,590

Tax Effect Allocated to Each Component of Other Comprehensive Loss
Retirement plan net losses recognized in plan expenses	$(18)	$(5)	$(36)	$(9)
Change in unrealized holding losses on financial derivative	2	2	2	3
Reclassification adjustment for interest expense included in net income	(6)	(6)	(12)	(12)
Unrealized holding gains (losses) arising during the period	351	(124)	165	(253)
Reclassification adjustment for net gains included in net income	20	10	41	10
Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	(13)	(12)	(26)	(23)
Income tax effect related to other comprehensive income	$336	$(135)	$134	(284)

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

Page - 5 -

Pathfinder Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
Six months ended June 30, 2015 and June 30, 2014

					Accumulated
			Additional		Other Com-			Non-
	Preferred	Common	Paid in	Retained	prehensive	Unearned	Treasury	controlling
(In thousands, except share and per share data)	Stock	Stock	Capital	Earnings	Loss	ESOP	Stock	Interest	Total

Balance, January 1, 2015	$13,000	$44	$28,534	$31,085	$(2,119)	$(1,754)	$-	$414	$69,204

Net income	-	-	-	1,223	-	-	-	22	1,245

Other comprehensive loss, net of tax	-	-	-	-	(200)	-	-	-	(200)

Preferred stock dividends - SBLF	-	-	-	(65)	-	-	-	-	(65)

ESOP shares earned (12,222 shares)	-	-	38	-	-	90	-	-	128

Stock based compensation	-	-	42	-	-	-	-	-	42

Common stock dividends declared ($0.06 per share)	-	-	-	(247)	-	-	-	-	(247)

Distributions from affiliates	-	-	-	-	-	-	-	(33)	(33)
Balance, June 30, 2015	$13,000	$44	$28,614	$31,996	$(2,319)	$(1,664)	$-	$403	$70,074

Balance, January 1, 2014	$13,000	$30	$8,226	$28,788	$(1,745)	$(826)	$(4,761)	$358	$43,070

Net income	-	-	-	1,165	-	-	-	37	1,202

Other comprehensive income, net of tax	-	-	-	-	425	-	-	-	425

Preferred stock dividends - SBLF	-	-	-	(30)	-	-	-	-	(30)

ESOP shares earned (6,250 shares)	-	-	36	-	-	55	-	-	91

Stock based compensation	-	-	42	-	-	-	-	-	42

Common stock dividends declared ($0.06 per share)	-	-	-	(152)	-	-	-	-	(152)
Balance, June 30, 2014	$13,000	$30	$8,304	$29,771	$(1,320)	$(771)	$(4,761)	$395	$44,648

The accompanying notes are an integral part of the consolidated financial statements.

Page - 6 -

Pathfinder Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	For the six months ended June 30,
(In thousands)	2015	2014
OPERATING ACTIVITIES
Net income attributable to Pathfinder Bancorp, Inc.	$1,223	$1,165
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	784	520
Realized losses (gains) on sales, redemptions and calls of:
Real estate acquired through foreclosure	4	(30)
Loans	(4)	-
Available-for-sale investment securities	(101)	(26)
Depreciation	465	399
Amortization of mortgage servicing rights	7	7
Amortization of deferred loan costs	82	59
Earnings on bank owned life insurance	(149)	(126)
Net amortization of premiums and discounts on investment securities	436	339
Amortization of intangible assets	9	6
Stock based compensation and ESOP expense	170	133
Net change in accrued interest receivable	(117)	(60)
Net change in other assets and liabilities	687	(840)
Net cash flows from operating activities	3,496	1,546
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(47,485)	(25,688)
Purchase of investment securities held-to-maturity	(5,034)	(8,767)
Net proceeds from (purchases of) Federal Home Loan Bank stock	98	(44)
Proceeds from maturities and principal reductions of
investment securities available-for-sale	15,933	7,378
Proceeds from maturities and principal reductions of
investment securities held-to-maturity	2,015	399
Proceeds from sales, redemptions and calls of:
Available-for-sale investment securities	16,481	506
Real estate acquired through foreclosure	171	273
Acquisition of insurance agency	(225)	-
Purchase of bank owned life insurance	-	(1,780)
Net change in loans	(16,463)	(17,989)
Purchase of premises and equipment	(503)	(1,051)
Net cash flows from investing activities	(35,012)	(46,763)
FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts,
money management deposit accounts, MMDA accounts and escrow deposits	45,933	29,707
Net change in time deposits and brokered deposits	(3,926)	8,316
Net change in short-term borrowings	(7,100)	1,000
Proceeds from (repayments of) long-term borrowings	3,000	(55)
Cash dividends paid to preferred shareholder - SBLF	(65)	(30)
Cash dividends paid to common shareholders	(261)	(157)
Change in noncontrolling interest, net	(11)	37
Net cash flows from financing activities	37,570	38,818
Change in cash and cash equivalents	6,054	(6,399)
Cash and cash equivalents at beginning of period	11,356	16,575
Cash and cash equivalents at end of period	$17,410	$10,176
CASH PAID DURING THE PERIOD FOR:
Interest	$1,209	$1,379
Income taxes	462	331
NON-CASH INVESTING ACTIVITY
Real estate acquired in exchange for loans	275	392

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Page - 7 -

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

Although the Company owns, through its subsidiary Pathfinder Risk Management Company, Inc., 51% of the membership interest in FitzGibbons Agency, LLC ("Agency"), the Company is required to consolidate 100% of the Agency within the consolidated financial statements.  The Agency's financial statements include the acquisition of the Huntington Agency which occurred in the first quarter of 2015.  The 49% of which the Company does not own is accounted for separately as noncontrolling interests within the consolidated financial statements.

On May 8, 2015, the Company announced that the Bank filed an application with the New York State Department of Financial Services ("NYSDFS") and the Federal Deposit Insurance Corporation ("FDIC") to combine with the Bank's wholly-owned subsidiary, Pathfinder Commercial Bank, a New York State-chartered commercial bank.  Prior to or simultaneously with the combination, Pathfinder Commercial Bank's charter will be amended such that Pathfinder Commercial Bank will become a full-service commercial bank, rather than a limited purpose commercial bank, which it currently is, and its name will be changed to "Pathfinder Bank".  The transaction is expected to be completed in either the third or fourth quarter of 2015 and will have little impact on the current activities or investments of the Bank and Pathfinder Commercial Bank, although the Bank expects some annual cost savings as a result of the conversion.

Note 2:   New Accounting Pronouncements

In May 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2015-07 – Fair Value Measurement (Topic 820).  This ASU addressed the diversity in practice related to how certain investments measured at net asset value with future redemption dates are categorized.  The amendments remove the requirement to categorize investments for which fair values are measured using the net asset value per share practical expedient. It also limits disclosures to investments for which the entity has elected to measure the fair value using the practical expedient.  The amendments are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  A reporting entity should apply the amendments retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity's financial statements. Earlier application is permitted.  The Company does not expect a material impact on its consolidated statements of condition, results of operations, or cash flows.

Page - 8 -

In June 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2015-10 – Technical Corrections and Improvements.  The amendments cover a wide range of topics in the Codification and represent changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.  The Company does not expect a material impact on its consolidated statements of condition, results of operations, or cash flows.

Note 3:   Earnings per Common Share

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Net income available to common shareholders is net income to Pathfinder Bancorp, Inc. less the total of preferred dividends declared. Diluted earnings per share include the potential dilutive effect that could occur upon the assumed exercise of issued stock options using the Treasury Stock method.  Anti-dilutive stock options, not included in the computation below, were -0- for the three months ended June 30, 2015 and 8,236 for the six months ended June 30, 2015 and 10,000 in the three and six month periods ended June 30, 2014.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released to plan participants.

The following table sets forth the calculation of basic and diluted earnings per share.  Historical share and per share data have been adjusted by the exchange ratio of 1.6472 used in the Conversion and Offering.

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except per share data)	2015	2014	2015	2014
Basic Earnings Per Common Share
Net income available to common shareholders	$661	$646	$1,158	$1,135
Weighted average common shares outstanding	4,120	4,172	4,117	4,169
Basic earnings per common share	$0.16	$0.15	$0.28	$0.27

Diluted Earnings Per Common Share
Net income available to common shareholders	$661	$646	$1,158	$1,135
Weighted average common shares outstanding	4,120	4,172	4,117	4,169
Effect of assumed exercise of stock options	67	43	62	40
Diluted weighted average common shares outstanding	4,187	4,215	4,179	4,209
Diluted earnings per common share	$0.16	$0.15	$0.28	$0.27

Page - 9 -

Note 4:   Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	June 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$28,889	$12	$(161)	$28,740
State and political subdivisions	8,137	91	(10)	8,218
Corporate	18,342	85	(147)	18,280
Residential mortgage-backed - US agency	29,336	236	(271)	29,301
Collateralized mortgage obligations - US agency	15,856	152	(156)	15,852
Total	100,560	576	(745)	100,391
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	643	2	-	645
Large cap equity fund	456	168	-	624
Other mutual funds	183	226	-	409
Common stock - financial services industry	270	22	-	292
Total	1,552	418	-	1,970
Total available-for-sale	$102,112	$994	$(745)	$102,361

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$7,846	$81	$(53)	$7,874
State and political subdivisions	21,260	690	-	21,950
Corporate	3,420	61	-	3,481
Residential mortgage-backed - US agency	8,460	94	(4)	8,550
Collateralized mortgage obligations - US agency	2,907	113	-	3,020
Total held-to-maturity	$43,893	$1,039	$(57)	$44,875

Page - 10 -

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$17,896	$3	$(149)	$17,750
State and political subdivisions	8,346	110	(13)	8,443
Corporate	13,763	116	(19)	13,860
Residential mortgage-backed - US agency	30,321	403	(149)	30,575
Collateralized mortgage obligations - US agency	15,432	168	(124)	15,476
Total	85,758	800	(454)	86,104
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	643	5	-	648
Large cap equity fund	456	193	-	649
Other mutual funds	183	196	-	379
Common stock - financial services industry	270	23	-	293
Total	1,552	417	-	1,969
Total available-for-sale	$87,310	$1,217	$(454)	$88,073

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$4,834	$58	$-	$4,892
State and political subdivisions	22,610	824	(9)	23,425
Corporate	2,487	33	(17)	2,503
Residential mortgage-backed - US agency	8,043	242	-	8,285
Collateralized mortgage obligations - US agency	2,901	133	-	3,034
Total held-to-maturity	$40,875	$1,290	$(26)	$42,139

The amortized cost and estimated fair value of debt investments at June 30, 2015 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
(In thousands)
Due in one year or less	$6,881	$6,925	$196	$196
Due after one year through five years	39,480	39,450	8,382	8,428
Due after five years through ten years	8,027	7,901	16,516	16,888
Due after ten years	980	962	7,432	7,793
Sub-total	55,368	55,238	32,526	33,305
Residential mortgage-backed - US agency	29,336	29,301	8,460	8,550
Collateralized mortgage obligations - US agency	15,856	15,852	2,907	3,020
Totals	$100,560	$100,391	$43,893	$44,875

Page - 11 -

The Company's investment securities' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	June 30, 2015
	Less than twelve months			Twelve months or more			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
(Dollars in thousands)
Available-for-Sale
US Treasury, agencies and GSE's	11	$(106)	$14,844	5	$(55)	$5,941	16	(161)	$20,785
State and political subdivisions	15	(9)	2,200	2	(1)	504	17	(10)	2,704
Corporate	13	(147)	11,513	-	-	-	13	(147)	11,513
Residential mortgage-backed - US agency	7	(115)	9,705	5	(156)	5,169	12	(271)	14,874
Collateralized mortgage obligations - US agency	4	(83)	5,925	3	(73)	1,971	7	(156)	7,896
Totals	50	$(460)	$44,187	15	$(285)	$13,585	65	$(745)	$57,772
Held-to-Maturity
US Treasury, agencies and GSE's	2	$(53)	$2,946	-	$-	$-	2	$(53)	$2,946
State and political subdivisions	-	-	-	-	-	-	-	-	-
Corporate	-	-	-	-	-	-	-	-	-
Residential mortgage-backed - US agency	2	(4)	1,705	-	-	-	2	(4)	1,705
Collateralized mortgage obligations - US agency	-	-	-	-	-	-	-	-	-
Totals	4	$(57)	$4,651	-	$-	$-	4	$(57)	$4,651

	December 31, 2014
	Less than twelve months			Twelve months or more			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
(Dollars in thousands)
Available-for-Sale
US Treasury, agencies and GSE's	7	$(18)	$7,991	7	$(131)	$7,856	14	$(149)	$15,847
State and political subdivisions	19	(13)	3,047	1	-	90	20	(13)	3,137
Corporate	7	(19)	4,520	-	-	-	7	(19)	4,520
Residential mortgage-backed - US agency	2	(8)	1,424	6	(141)	6,256	8	(149)	7,680
Collateralized mortgage obligations - US agency	3	(22)	2,692	5	(102)	3,963	8	(124)	6,655
Totals	38	$(80)	$19,674	19	$(374)	$18,165	57	$(454)	$37,839
Held-to-Maturity
US Treasury, agencies and GSE's	-	$-	$-	-	$-	$-	-	$-	$-
State and political subdivisions	1	(9)	1,463	-	-	-	1	(9)	1,463
Corporate	2	(17)	1,108	-	-	-	2	(17)	1,108
Residential mortgage-backed - US agency	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations - US agency	-	-	-	-	-	-	-	-	-
Totals	3	$(26)	$2,571	-	$-	$-	3	$(26)	$2,571

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

Page - 12 -

Management does not believe any individual unrealized loss in the securities portfolio as of June 30, 2015 represents OTTI.  All securities are rated A3 or better by Moody's or S&P, with the exception of three corporate securities. The agency and municipal securities have relatively insignificant unrealized loss positions ranging from 2.16% to 0.01% of their current book values.

The unrealized losses reported pertaining to securities issued by the US Government and its sponsored entities, include agency and mortgage-backed securities issued by FNMA, FHLMC, FHLB and FFCB which are currently rated Aaa by Moody's Investor Services, AA+ by Standard and Poors and are guaranteed by the US Government.  The corporate security losses reflected have all been in an unrealized loss position for 6 months or less and represent 2.6% of the original security carrying value or less as of June 30, 2015.  All corporate securities currently in an unrealized loss position are A rated or better, with the exception of securities issued by Citigroup and Goldman Sachs which are rated Baa2 by Moody's and A- by Standard and Poors. The unrealized losses reflected are primarily attributable to changes in interest rates since the securities were acquired.  The company does not intend to sell these securities, nor is it more likely than not, that the company will be required to sell these securities prior to recovery of the amortized cost.  As such, management does not believe any individual unrealized loss as of June 30, 2015 represents OTTI.

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the length of time the equity security's fair value has been below the carrying amount. Management has determined that we have the intent and ability to retain the equity securities for a sufficient period of time to allow for recovery. All of the Company's equity securities had a fair value greater than the book value at June 30, 2015.

Gross realized gains (losses) on sales of securities for the indicated periods are detailed below:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2015	2014	2015	2014
Realized gains	$53	$24	$110	$26
Realized losses	(4)	-	(9)	-
	$49	$24	$101	$26

As of June 30, 2015 and December 31, 2014, securities with a fair value of $89.7 million and $66.7 million, respectively, were pledged to collateralize certain municipal deposit relationships.  As of the same dates, securities with a fair value of $17.7 million and $19.9 million were pledged against certain borrowing arrangements.

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

Page - 13 -

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

The composition of net periodic pension plan and postretirement plan costs for the indicated periods is as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	For the three months ended June 30,				For the six months ended June 30,
(In thousands)	2015	2014	2015	2014	2015	2014	2015	2014

Service cost	$-	$-	$-	$-	$-	$-	$-	$-
Interest cost	117	102	5	4	234	203	9	9
Expected return on plan assets	(243)	(235)	-	-	(487)	(471)	-	-
Amortization of net losses	45	7	-	4	90	15	-	7
Net periodic benefit plan (benefit) cost	$(81)	$(126)	$5	$8	$(163)	$(253)	$9	$16

The Company will evaluate the need for further contributions to the defined benefit pension plan during 2015.  The prepaid pension asset is recorded in other assets on the statement of condition as of June 30, 2015.

Page - 14 -

Note 6:   Loans

Major classifications of loans at the indicated dates are as follows:

	June 30,	December 31,
(In thousands)	2015	2014
Residential mortgage loans:
1-4 family first-lien residential mortgages	$175,978	$172,159
Construction	3,934	3,209
Total residential mortgage loans	179,912	175,368

Commercial loans:
Real estate	126,349	125,952
Lines of credit	18,119	17,407
Other commercial and industrial	42,290	34,660
Tax exempt loans	9,606	7,201
Total commercial loans	196,364	185,220

Consumer loans:
Home equity and junior liens	22,591	22,713
Other consumer	4,610	4,160
Total consumer loans	27,201	26,873

Total loans	403,477	387,461
Net deferred loan (fees) costs	(66)	77
Less allowance for loan losses	(5,900)	(5,349)
Loans receivable, net	$397,511	$382,189

The Company originates residential mortgage, commercial, and consumer loans largely to customers throughout Oswego and Onondaga counties. Although the Company has a diversified loan portfolio, a substantial portion of its borrowers' abilities to honor their loan contracts is dependent upon the counties' employment and economic conditions.

As of June 30, 2015 and December 31, 2014, residential mortgage loans with a carrying value of $124.8 million and $121.1 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York ("FHLBNY") under a blanket collateral agreement to secure the Company's line of credit and term borrowings.

Loan Origination / Risk Management

The Company's lending policies and procedures are presented in Note 5 to the audited consolidated financial statements included in the 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2015 and have not changed.

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

Page - 15 -

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
Other consumer

The following tables present the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	As of June 30, 2015
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$170,628	$1,148	$3,461	$741	$175,978
Construction	3,934	-	-	-	3,934
Total residential mortgage loans	174,562	1,148	3,461	741	179,912
Commercial loans:
Real estate	117,552	2,965	5,257	575	126,349
Lines of credit	16,444	693	750	232	18,119
Other commercial and industrial	40,320	832	830	308	42,290
Tax exempt loans	9,606	-	-	-	9,606
Total commercial loans	183,922	4,490	6,837	1,115	196,364
Consumer loans:
Home equity and junior liens	21,916	66	502	107	22,591
Other consumer	4,559	32	19	-	4,610
Total consumer loans	26,475	98	521	107	27,201
Total loans	$384,959	$5,736	$10,819	$1,963	$403,477

	As of December 31, 2014
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$166,352	$1,384	$3,370	$1,053	$172,159
Construction	3,209	-	-	-	3,209
Total residential mortgage loans	169,561	1,384	3,370	1,053	175,368
Commercial loans:
Real estate	119,521	1,157	5,132	142	125,952
Lines of credit	16,310	451	646	-	17,407
Other commercial and industrial	33,258	434	941	27	34,660
Tax exempt loans	7,201	-	-	-	7,201
Total commercial loans	176,290	2,042	6,719	169	185,220
Consumer loans:
Home equity and junior liens	21,722	333	574	84	22,713
Other consumer	4,113	10	37	-	4,160
Total consumer loans	25,835	343	611	84	26,873
Total loans	$371,686	$3,769	$10,700	$1,306	$387,461

Page - 16 -

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

An age analysis of past due loans, not including net deferred loan costs, segregated by portfolio segment and class of loans, as of June 30, 2015 and December 31, 2014, are detailed in the following tables:

	As of June 30,2015
	30-59 Days	60-89 Days	90 Days
	Past Due	Past Due	and Over	Total		Total Loans
(In thousands)	And Accruing	And Accruing		Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,398	$637	$1,088	$3,123	$172,855	$175,978
Construction	-	-	-	-	3,934	3,934
Total residential mortgage loans	1,398	637	1,088	3,123	176,789	179,912
Commercial loans:
Real estate	1,082	-	3,809	4,891	121,458	126,349
Lines of credit	705	-	412	1,117	17,002	18,119
Other commercial and industrial	170	-	650	820	41,470	42,290
Tax exempt loans	-	-	-	-	9,606	9,606
Total commercial loans	1,957	-	4,871	6,828	189,536	196,364
Consumer loans:
Home equity and junior liens	154	-	313	467	22,124	22,591
Other consumer	33	11	7	51	4,559	4,610
Total consumer loans	187	11	320	518	26,683	27,201
Total loans	$3,542	$648	$6,279	$10,469	$393,008	$403,477

	As of December 31, 2014
	30-59 Days	60-89 Days	90 Days
	Past Due	Past Due	and Over	Total		Total Loans
(In thousands)	And Accruing	And Accruing		Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,455	$687	$1,902	$4,044	$168,115	$172,159
Construction	-	-	-	-	3,209	3,209
Total residential mortgage loans	1,455	687	1,902	4,044	171,324	175,368
Commercial loans:
Real estate	1,462	32	3,547	5,041	120,911	125,952
Lines of credit	10	-	278	288	17,119	17,407
Other commercial and industrial	445	982	205	1,632	33,028	34,660
Tax exempt loans	-	-	-	-	7,201	7,201
Total commercial loans	1,917	1,014	4,030	6,961	178,259	185,220
Consumer loans:
Home equity and junior liens	120	17	313	450	22,263	22,713
Other consumer	6	17	11	34	4,126	4,160
Total consumer loans	126	34	324	484	26,389	26,873
Total loans	$3,498	$1,735	$6,256	$11,489	$375,972	$387,461

Page - 17 -

Nonaccrual loans, segregated by class of loan, were as follows:

	June 30,	December 31,
(In thousands)	2015	2014
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,088	$1,902
	1,088	1,902
Commercial loans:
Real estate	3,809	3,547
Lines of credit	412	278
Other commercial and industrial	650	205
	4,871	4,030
Consumer loans:
Home equity and junior liens	313	313
Other consumer	7	11
	320	324
Total nonaccrual loans	$6,279	$6,256

There were no loans past due ninety days or more and still accruing interest at June 30, 2015 or December 31, 2014.

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

The Company has determined that there were no new TDRs in the three month period ended June 30, 2015 and one new TDR in the six month period ended June 30, 2015.  The following details the nature of this TDR, which occurred in the first quarter of 2015.

•
The modification made within the commercial real estate loan class resulted in a pre-modification and post-modification recorded investment of $678,000 and $324,000, respectively.  Economic concessions granted included extended payment terms without an associated increase in collateral.  The Company was required to increase the specific reserve against this loan by an additional $354,000 which was a component of the provision of loan losses.

The Company has determined that there were no new TDR's for the three or six month periods ended June 30, 2014.

The Company has determined that there were no TDR payment defaults, for new TDRs done in the prior 12 months, during the six month period ending June 30, 2015.

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

Page - 18 -

Impaired Loans

The following tables summarize impaired loan information by portfolio class at the indicated dates:

	June 30, 2015			December 31, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$479	$479	$-	$1,138	$1,163	$-
Commercial real estate	2,148	2,233	-	2,083	2,154	-
Commercial lines of credit	380	397	-	185	197	-
Other commercial and industrial	702	727	-	335	356	-
Home equity and junior liens	-	-	-	21	21	-
Other consumer	7	7	-	-	-	-
With an allowance recorded:
1-4 family first-lien residential mortgages	-	-	-	-	-	-
Commercial real estate	2,670	2,743	1,064	2,927	2,972	552
Commercial lines of credit	232	232	150	93	99	93
Other commercial and industrial	250	250	220	268	268	238
Home equity and junior liens	294	294	5	340	340	31
Other consumer	-	-	-	11	11	3
Total:
1-4 family first-lien residential mortgages	479	479	-	1,138	1,163	-
Commercial real estate	4,818	4,976	1,064	5,010	5,126	552
Commercial lines of credit	612	629	150	278	296	93
Other commercial and industrial	952	977	220	603	624	238
Home equity and junior liens	294	294	5	361	361	31
Other consumer	7	7	-	11	11	3
Totals	$7,162	$7,362	$1,439	$7,401	$7,581	$917

The following table presents the average recorded investment in impaired loans for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
1-4 family first-lien residential mortgages	$633	$1,333	$801	$1,206
Commercial real estate	4,875	5,330	4,920	4,733
Commercial lines of credit	543	472	455	442
Other commercial and industrial	861	555	775	505
Home equity and junior liens	295	413	317	428
Other consumer	8	9	9	6
Total	$7,215	$8,112	$7,277	$7,320

Page - 19 -

The following table presents the cash basis interest income recognized on impaired loans for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
1-4 family first-lien residential mortgages	$5	$4	$9	$9
Commercial real estate	34	27	50	55
Commercial lines of credit	7	-	7	1
Other commercial and industrial	13	7	18	20
Home equity and junior liens	-	3	10	6
Other consumer	-	-	-	-
Total	$59	$41	$94	$91

Page - 20 -

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

	For the three months ended June 30, 2015
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$498	$-	$3,165	$441	$938
Charge-offs	(27)	-	-	-	-
Recoveries	38	-	-	25	3
Provisions	35	-	123	51	169
Ending balance	$544	$-	$3,288	$517	$1,110
Ending balance: related to loans
individually evaluated for impairment	-	-	1,064	150	220
Ending balance: related to loans
collectively evaluated for impairment	$544	$-	$2,224	$367	$890

Loans receivables:
Ending balance	$175,978	$3,934	$126,349	$18,119	$42,290
Ending balance: individually
evaluated for impairment	479	-	4,818	612	952
Ending balance: collectively
evaluated for impairment	$175,499	$3,934	$121,530	$17,508	$41,337

		Home equity	Other
	Municipal	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$4	$329	$87	$-	$5,462
Charge-offs	-	-	(12)	-	(39)
Recoveries	-	-	10	-	76
Provisions	1	2	20	-	401
Ending balance	$5	$331	$105	$-	$5,900
Ending balance: related to loans
individually evaluated for impairment	-	5	-	-	1,439
Ending balance: related to loans
collectively evaluated for impairment	$5	$326	$105	$-	$4,461

Loans receivables:
Ending balance	$9,606	$22,591	$4,610		$403,477
Ending balance: individually
evaluated for impairment	-	294	7		7,162
Ending balance: collectively
evaluated for impairment	$9,606	$22,298	$4,603		$396,315

Page - 21 -

	For the six months ended June 30, 2015
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$509	$-	$2,801	$460	$1,034
Charge-offs	(165)	-	(29)	(10)	(108)
Recoveries	38	-	-	36	5
Provisions	162	-	516	31	179
Ending balance	$544	$-	$3,288	$517	$1,110

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$3	$388	$98	$56	$5,349
Charge-offs	-	-	(32)	-	(344)
Recoveries	-	7	25	-	111
Provisions	2	(64)	14	(56)	784
Ending balance	$5	$331	$105	$-	$5,900

Page - 22 -

	For the three months ended June 30, 2014
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$604	$-	$2,436	$523	$974
Charge-offs	(30)	-	-	-	(95)
Recoveries	1	-	-	1	2
Provisions	(84)	-	188	30	(30)
Ending balance	$491	$-	$2,624	$554	$851
Ending balance: related to loans
individually evaluated for impairment	-	-	681	229	118
Ending balance: related to loans
collectively evaluated for impairment	$491	$-	$1,943	$325	$733

Loans receivables:
Ending balance	$169,095	$1,444	$109,381	$16,127	$33,674
Ending balance: individually
evaluated for impairment	1,312	-	5,260	468	505
Ending balance: collectively
evaluated for impairment	$167,783	$1,444	$104,121	$15,659	$33,169

		Home equity	Other
	Municipal	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$432	$102	$(73)	$4,999
Charge-offs	-	-	(9)	-	(134)
Recoveries	-	-	22	-	26
Provisions	-	(10)	(6)	187	275
Ending balance	$1	$422	$109	$114	$5,166
Ending balance: related to loans
individually evaluated for impairment	-	34	7	-	1,069
Ending balance: related to loans
collectively evaluated for impairment	$1	$388	$102	$114	$4,097

Loans receivables:
Ending balance	$3,122	$21,554	$4,144		$358,541
Ending balance: individually
evaluated for impairment	-	371	15		7,931
Ending balance: collectively
evaluated for impairment	$3,122	$21,183	$4,129		$350,610

Page - 23 -

	For the six months ended June 30, 2014
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$649	$-	$2,302	$397	$834
Charge-offs	(42)	-	(47)	(85)	(153)
Recoveries	1	-	-	3	3
Provisions	(117)	-	369	239	167
Ending balance	$491	$-	$2,624	$554	$851

		Home equity	Other
	Municipal	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2	$433	$136	$288	$5,041
Charge-offs	-	(50)	(60)	-	(437)
Recoveries	-	-	35	-	42
Provisions	(1)	39	(2)	(174)	520
Ending balance	$1	$422	$109	$114	$5,166

Note 8:  Foreclosed Real Estate

The Company is required to disclose the carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession of the property at each reporting period.

		June 30,		December 31,
(Dollars in thousands)	Number of properties	2015	Number of properties	2014
Foreclosed real estate
Foreclosed residential mortgage loans	5	$361	4	$261

At June 30, 2015, the Company reported $215,000 in residential real estate loans in the process of foreclosure.

Note 9:   Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  The Company had $1.6 million of standby letters of credit as of June 30, 2015.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.   The fair value of standby letters of credit was not significant to the Company's consolidated financial statements.

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

Page - 24 -

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

Page - 25 -

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	June 30, 2015
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-sale portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$28,740	$-	$28,740
State and political subdivisions	-	8,218	-	8,218
Corporate	-	18,280	-	18,280
Residential mortgage-backed - US agency	-	29,301	-	29,301
Collateralized mortgage obligations - US agency	-	15,852	-	15,852
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	645	-	-	645
Large cap equity fund	624	-	-	624
Other mutual funds	-	409	-	409
Common stock - financial services industry	43	249	-	292
Total available-for-sale securities	$1,312	$101,049	$-	$102,361

Interest rate swap derivative	$-	$(57)	$-	$(57)

	December 31, 2014
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-sale portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$17,750	$-	$17,750
State and political subdivisions	-	8,443	-	8,443
Corporate	-	13,860	-	13,860
Residential mortgage-backed - US agency	-	30,575	-	30,575
Collateralized mortgage obligations - US agency	-	15,476	-	15,476
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	648	-	-	648
Large cap equity fund	649	-	-	649
Other mutual funds	-	379	-	379
Common stock - financial services industry	43	250	-	293
Total available-for-sale securities	$1,340	$86,733	$-	$88,073

Interest rate swap derivative	$-	$(82)	$-	$(82)

Page - 26 -

Pathfinder Bank had the following assets measured at fair value on a nonrecurring basis as of June 30, 2015 and December 31, 2014:

	June 30, 2015
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$1,794	$1,794
Foreclosed real estate	$-	$-	$52	$52

	December 31, 2014
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$1,277	$1,277
Foreclosed real estate	$-	$-	$105	$105

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at the indicated dates.

Quantitative Information about Level 3 Fair Value Measurements

	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At June 30,2015
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 20% (11%)
	(Sales Approach)	Costs to Sell	7% - 15% (12%)
Discounted Cash Flow

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15% (15%)
	(Sales Approach)	Costs to Sell	6% - 8% (7%)

Quantitative Information about Level 3 Fair Value Measurements

	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2014
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 25% (13%)
	(Sales Approach)	Costs to Sell	6% - 50% (13%)
Discounted Cash Flow

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15% (15%)
	(Sales Approach)	Costs to Sell	6% - 8% (7%)

There have been no transfers of assets into or out of any fair value measurement level during the quarter ended June 30, 2015.

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

Page - 27 -

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

Page - 28 -

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

The carrying amounts and fair values of the Company's financial instruments as of the indicated dates are presented in the following table:

		June 30, 2015		December 31, 2014
	Fair Value	Carrying	Estimated	Carrying	Estimated
(Dollars In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$17,410	$17,410	$11,356	$11,356
Investment securities - available-for-sale	1	1,312	1,312	1,340	1,340
Investment securities - available-for-sale	2	101,049	101,049	86,733	86,733
Investment securities - held-to-maturity	2	43,893	44,875	40,875	42,139
Federal Home Loan Bank stock	2	3,356	3,356	3,454	3,454
Net loans	3	397,511	402,856	382,189	388,151
Accrued interest receivable	1	1,966	1,966	1,849	1,849

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$308,938	$308,938	$263,004	$263,004
Time Deposits	2	148,637	148,543	152,564	152,457
Borrowings	2	62,000	62,078	66,100	66,282
Junior subordinated debentures	2	5,155	4,576	5,155	4,799
Accrued interest payable	1	60	60	63	63
Interest rate swap derivative	2	57	57	82	82

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

Page - 29 -

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

The following table summarizes the fair value of the outstanding derivative and its presentation on the statements of condition:

	June 30,	December 31,
(In thousands)	2015	2014
Cash flow hedge:
Other liabilities	$57	$82

The change in accumulated other comprehensive loss on a pretax basis and the impact on earnings from the interest rate swap that qualifies as a cash flow hedge for the periods indicated below were as follows:

	Three months ended June 30,
(In thousands)	2015	2014
Balance as of March 31:	$(67)	$(123)
Amount of (gains) recognized in other comprehensive income	(5)	(4)
Amount of loss reclassified from other comprehensive income
and recognized as interest expense	15	15
Balance as of June 30:	$(57)	$(112)

	Six months ended June 30,
(In thousands)	2014	2014
Balance as of December 31:	$(82)	$(135)
Amount of losses recognized in other comprehensive income	(6)	(7)
Amount of loss reclassified from other comprehensive income
and recognized as interest expense	31	30
Balance as of June 30:	$(57)	$(112)

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

Page - 30 -

Note 12:   Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) ("AOCI"), net of tax, for the periods indicated are summarized in the table below.

	For the three months ended June 30, 2015
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Financial Derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(1,767)	$(40)	$705	$(713)	$(1,815)
Other comprehensive (loss) income before reclassifications	-	(3)	(527)	19	(511)
Amounts reclassified from AOCI	27	9	(29)	-	7
Ending balance	$(1,740)	$(34)	$149	$(694)	$(2,319)
	For the six months ended June 30, 2015
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Financial derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(1,794)	$(49)	$457	$(733)	$(2,119)
Other comprehensive (loss) income before reclassifications	-	(4)	(248)	39	(213)
Amounts reclassified from AOCI	54	19	(60)	-	13
Ending balance	$(1,740)	$(34)	$149	$(694)	$(2,319)

	For the three months ended June 30, 2014
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Financial derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(975)	$(74)	$290	$(763)	$(1,522)
Other comprehensive (loss) income before reclassifications	-	(2)	185	18	201
Amounts reclassified from AOCI	6	9	(14)	-	1
Ending balance	$(969)	$(67)	$461	$(745)	$(1,320)
	For the six months ended June 30, 2014
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Financial derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Securities reclassified from AFS to HTM	Total
Beginning balance	$(982)	$(81)	$99	$(781)	(1,745)
Other comprehensive (loss) income before reclassifications	-	(4)	378	36	410
Amounts reclassified from AOCI	13	18	(16)	-	15
Ending balance	$(969)	$(67)	$461	$(745)	$(1,320)

Page - 31 -

 The following table presents the amounts reclassified out of each component of AOCI for the indicated period:

	Amount Reclassified			Amount Reclassified
	from AOCI[1]			from AOCI[1]
	(Unaudited)
(In thousands)	For the three months ended			For the six months ended
Details about AOCI[1] components	June 30, 2015	June 30, 2014	Affected Line Item in the Statement of Income	June 30, 2015	June 30, 2014

Unrealized holding gain on financial derivative:
Reclassification adjustment for
interest expense included in net income	$(15)	$(15)	Interest on long term borrowings	$(31)	$(30)
	6	6	Provision for income taxes	12	12
	$(9)	$(9)	Net Income	$(19)	$(18)
Retirement plan items
Retirement plan net losses
recognized in plan expenses[2]	$(45)	$(11)	Salaries and employee benefits	$(90)	$(22)
	18	5	Provision for income taxes	36	9
	$(27)	$(6)	Net Income	$(54)	$(13)

Available-for-sale securities
Realized gain on sale of securities	$49	$24	Net gains on sales and redemptions of investment securities	$101	$26
	(20)	(10)	Provision for income taxes	(41)	(10)
	$29	$14	Net Income	$60	$16

[1] Amounts in parentheses indicates debits in net income.
[2] These items are included in net periodic pension cost.
See Note 5 for additional information.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

General

The Company is a Maryland corporation headquartered in Oswego, New York.  The primary business of the Company is its investment in Pathfinder Bank (the "Bank"), a New York savings bank, which is 100% owned by the Company and the Company is 100% owned by public shareholders.  At June 30, 2015, the Company had 4,352,203 shares of common stock outstanding. The Bank has four wholly owned operating subsidiaries, Pathfinder Commercial Bank, Pathfinder Risk Management Company, Inc. ("PRMC"), Pathfinder REIT, Inc. and Whispering Oaks Development Corp. All significant inter-company accounts and activity have been eliminated in consolidation.  Although the Company owns, through its subsidiary PRMC, 51% of the membership interest in FitzGibbons Agency, LLC ("FitzGibbons"), the Company is required to consolidate 100% of FitzGibbons within the consolidated financial statements.  The 49% of which the Company does not own is accounted for separately as noncontrolling interests within the consolidated financial statements.  At June 30, 2015, the Company and subsidiaries had total assets of $600.3 million, total liabilities of $530.3 million and shareholders' equity of $69.7 million plus noncontrolling interest of $403,000, which represents the 49% of FitzGibbons not owned by the Company.

The following discussion reviews the Company's financial condition at June 30, 2015 and the results of operations for the three and six month periods ended June 30, 2015 and 2014. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2014 and 2013 and for the two years then ended.  Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Item 2.

Page - 32 -

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

Page - 33 -

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

Deferred income tax assets and liabilities are determined using the liability method.  Under this method, the net deferred tax asset or liability is recognized for the future tax consequences.  This is attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating and capital loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The affect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  If current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established.  The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.  A valuation allowance of $458,000 was maintained at June 30, 2015, as management believes it may not generate sufficient capital gains to offset its capital loss carry forward.  The Company's effective tax rate differs from the statutory rate due primarily to non-taxable income from investment securities and bank owned life insurance.

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

Page - 34 -

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

Recent Events

On May 8, 2015, the Company announced that the Bank filed an application with the New York State Department of Financial Services ("NYSDFS") and the Federal Deposit Insurance Corporation ("FDIC") to combine with the Bank's wholly-owned subsidiary, Pathfinder Commercial Bank, a New York State-chartered commercial bank.  Prior to or simultaneously with the combination, Pathfinder Commercial Bank's charter will be amended such that Pathfinder Commercial Bank will become a full-service commercial bank, rather than a limited purpose commercial bank, which it currently is, and its name will be changed to "Pathfinder Bank".  The transaction is expected to be completed in either the third or fourth quarter of 2015 and will have little impact on the current activities or investments of the Bank and Pathfinder Commercial Bank, although the Bank expects some annual cost savings as a result of the conversion.

Page - 35 -

On June 25, 2015, the Company announced that its Board of Directors declared a quarterly dividend of $0.03 per common share.  The dividend is payable on August 3, 2015 to shareholders of record on July 15, 2015.

Overview and Results of Operations

The following represents the significant highlights of the Company's operating results between the second quarter of 2015 and the second quarter of 2014.

•	Net income improved by 2.7% to $694,000.
•	Basic and diluted earnings per share improved by $0.01 to $0.16 per share due to the increase in earnings. Return on average assets decreased 3 basis points to 0.46%.
•
Net interest income increased 13.6% to $4.7 million due to our increase in asset size.  Net interest margin decreased slightly by 1 basis point to 3.33%, but was offset by the increase in average balances of interest earning assets and the decrease in average rates paid on time deposits and borrowings.

The following represents significant highlights of the Company's operating results between the first six months of 2015 and the first six months of 2014.

•	Net income improved by 5.0% to $1.2 million.
•
Basic and diluted earnings per share improved by $0.01 to $0.28 per share.  Return on average assets decreased by 3 basis points to 0.41% as the increase in average assets outpaced the increased in net income.

•
Net interest income increased 12.8% to $9.2 million.  Net interest margin decreased by 5 basis points to 3.31% as the decrease in average yield on interest earning assets was greater than the decrease in average rates paid on time deposits and borrowings.

•
Asset quality exhibited signs of improvement between December 31, 2014 and June 30, 2015. Delinquencies decreased, the ratio of annualized net loan charge-offs to average loans decreased by 13 basis points to 0.12%, and the ratio of nonperforming loans to period end loans decreased by 5 basis points to 1.56%.  Offsetting these improvements was the need for an increase in specific reserves on impaired loans from $917,000 to $1.4 million due to two large commercial relationships.

The following reflects the changes in financial condition between December 31, 2014 and June 30, 2015.

•
Total assets increased 7.0% to $600.3 million.  Increases were recorded in investment securities, loans, and cash and equivalents.  This was funded largely by the increases in Money Market Deposit Accounts ("MMDA") and business and municipal demand deposits.

•	Gross loans reported an increase of 4.1% to $403.4 million.

We had net income of $694,000 for the three months ended June 30, 2015 compared to net income of $676,000 for the three months ended June 30, 2014.  The increase in net income was due primarily to a $561,000  increase in net interest income as a result of the increase in average interest-earning asset balances and the decrease in the average cost of interest-bearing liabilities between year over year second quarter periods.  Offsetting these improvements to net income was a $126,000 increase in provision for loan losses and a $469,000 increase in noninterest expenses.

Return on average assets decreased 3 basis points to 0.46% between the year over year second quarter periods as the increase in net income (the numerator in the ratio) was outpaced by the increase in average assets (the denominator in the ratio).  Average assets increased due to the increase in average deposits seen in the second quarter of 2015 as compared to the second quarter of 2014.  Average deposits increased in the second quarter of 2015 due to the MMDA promotion and the increase in average NOW account balances due principally to one large IOLA relationship.

Page - 36 -

Net income for the six months ended June 30, 2015 was $1.2 million, an increase of $58,000 or 5.0% over the comparable prior year period.  The increase in net income was primarily due to the increase in net interest income of $1.0 million resulting from higher average balances of interest earning assets and a decrease in average rates paid on interest bearing liabilities.  The increase in net interest income was partially offset by the $264,000 increase in provision for loan losses and a $786,000 increase in noninterest expense.

Return on average assets decreased 3 basis points to 0.41% between the year over year six month periods due to reasons similar to those mentioned during the year over year second quarter comparisons.

Page - 37 -

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

The following tables set forth information concerning average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the periods indicated.  Interest income and resultant yield information in the tables has not been adjusted for tax equivalency.  Averages are computed on the daily average balance for each month in the period divided by the number of days in the period. Yields and amounts earned include loan fees. Nonaccrual loans have been included in interest-earning assets for purposes of these calculations. The prior year has been reclassified so as not to include adjustments for tax equivalency.  Additionally, the prior year has been reclassified to include Fed funds sold to be categorized with interest-earning deposits.

	For the three months ended June 30,
	2015			2014
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$395,934	$4,551	4.60%	$352,280	$4,104	4.66%
Taxable investment securities	124,068	556	1.79%	106,602	483	1.81%
Tax-exempt investment securities	27,906	190	2.72%	26,960	194	2.88%
Interest-earning time deposit	-	-	0.00%	500	2	1.60%
Fed funds sold and Interest-earning deposits	14,330	5	0.14%	6,223	1	0.06%
Total interest-earning assets	562,238	5,302	3.77%	492,565	4,784	3.88%
Noninterest-earning assets:
Other assets	40,535			39,106
Allowance for loan losses	(5,605)			(5,077)
Net unrealized gains
on available-for sale-securities	1,075			723
Total assets	$598,243			$527,317
Interest-bearing liabilities:
NOW accounts	$48,655	$21	0.17%	$37,342	$16	0.17%
Money management accounts	13,184	5	0.15%	13,342	5	0.15%
MMDA accounts	128,883	160	0.50%	98,551	96	0.39%
Savings and club accounts	76,095	16	0.08%	74,793	16	0.09%
Time deposits	148,358	281	0.76%	159,982	364	0.91%
Junior subordinated debentures	5,155	40	3.10%	5,155	41	3.18%
Borrowings	42,140	100	0.95%	35,842	128	1.43%
Total interest-bearing liabilities	462,470	623	0.54%	425,007	666	0.63%
Noninterest-bearing liabilities:
Demand deposits	60,970			54,269
Other liabilities	4,241			3,602
Total liabilities	527,681			482,878
Shareholders' equity	70,562			44,439
Total liabilities & shareholders' equity	$598,243			$527,317
Net interest income		$4,679			$4,118
Net interest rate spread			3.23%			3.25%
Net interest margin			3.33%			3.34%
Ratio of average interest-earning assets
to average interest-bearing liabilities			121.57%			115.90%

Page - 38 -

	For the six months ended June 30,
	2015			2014
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$392,636	$8,950	4.56%	$349,003	$8,168	4.68%
Taxable investment securities	121,398	1,044	1.72%	100,514	936	1.86%
Tax-exempt investment securities	28,327	387	2.73%	27,053	389	2.88%
Interest-earning time deposit	-	-	0.00%	500	4	1.60%
Fed funds sold and interest-earning deposits	13,239	7	0.11%	7,012	2	0.06%
Total interest-earning assets	555,600	10,388	3.74%	484,082	9,499	3.92%
Noninterest-earning assets:
Other assets	39,889			38,964
Allowance for loan losses	(5,490)			(5,082)
Net unrealized gains
on available for sale securities	977			590
Total assets	$590,976			$518,554
Interest-bearing liabilities:
NOW accounts	$46,724	$39	0.17%	$39,086	$33	0.17%
Money management accounts	13,066	10	0.15%	13,327	10	0.15%
MMDA accounts	115,287	270	0.47%	94,529	190	0.40%
Savings and club accounts	75,351	31	0.08%	74,865	31	0.08%
Time deposits	156,049	578	0.74%	155,946	762	0.98%
Junior subordinated debentures	5,155	80	3.10%	5,155	80	3.10%
Borrowings	44,844	198	0.88%	35,055	254	1.45%
Total interest-bearing liabilities	456,476	1,206	0.53%	417,963	1,360	0.65%
Noninterest-bearing liabilities:
Demand deposits	61,061			53,167
Other liabilities	3,248			3,563
Total liabilities	520,785			474,693
Shareholders' equity	70,191			43,861
Total liabilities & shareholders' equity	$590,976			$518,554
Net interest income		$9,182			$8,139
Net interest rate spread			3.21%			3.27%
Net interest margin			3.31%			3.36%
Ratio of average interest-earning assets
to average interest-bearing liabilities			121.72%			115.82%

As indicated in the above tables, net interest income increased $561,000, or 13.6%, to $4.7 million for the three months ended June 30, 2015 as compared to the same prior year period due principally to the increase in average balances of interest earning assets and the decrease in average rates paid on average time deposits and borrowings. Net interest margin reported a nominal decrease of 1 basis point to 3.33% due largely to the decrease in average yields earned on all of the Company's major interest earning assets.  The following analysis should also be viewed in conjunction with the table below which reports the changes in net interest income attributable to rate and volume.

Interest income increased $518,000, or 10.8%, to $5.3 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.  The increase in interest income was due principally to the increase in average balances of loans and taxable investment securities which increased 12.4% and 16.4%, respectively, between the year over year second quarter periods.  The increase in the average balances of loans reflects the Company's continued success in its expansion within the greater Syracuse market in conjunction with organic growth as a result of our new Syracuse business banking office which opened in the third quarter of 2014.  These increases helped offset the decrease in average yield on each of these interest earning assets as the yield on loans decreased 6 basis points and the yield on taxable investment securities decreased 2 basis points between these same two periods.  The decrease in the yield on loans was the result of those loans maturing at higher rates and being replaced by new loans at the lower current market rates.  The decrease in the average yield on taxable investment securities was the result of maturing taxable investment securities and new purchases at the current lower market rates and with durations less than those within the Company's portfolio during the second quarter of 2014.

Page - 39 -

Interest expense for the three months ended June 30, 2015 decreased $43,000, or 6.5%, to $623,000 when compared to the same prior year period.  This decrease was primarily due to the decrease in average rates paid on time deposits as maturing certificates of deposit at higher rates were replaced with certificates of deposit at the current lower market rates.  Also contributing to the decrease in total interest expense was the decrease in average rates paid on FHLBNY advances due, similarly, to higher rate long term maturing advances being replaced with advances of shorter duration and at the current lower market rates.

For the six month period ended June 30, 2015, interest income increased $889,000, or 9.4%, to $10.4 million compared to the same prior year period.  The increase in interest income was due primarily to the increase in average balances of loans and taxable investment securities, which increased 12.5% and 20.8%, respectively.  The increase in the average balances of loans was the direct result of the Company's success in filling the borrowing needs of credit worthy customers within our established market areas and our successful entry into the greater Syracuse marketplace.  Partially offsetting the interest income generated by the increases in average balances of these two product segments were decreases in average yields on these two product segments of 12 basis points and 14 basis points, respectively, and for reasons similar to those cited previously for the decrease in yields for the second quarter year over year comparisons.

Interest expense for the six months ended June 30, 2015 decreased $154,000 or 11.3% to $1.2 million due principally to the 24 basis points reduction on average rates paid on time deposits.  Additionally, interest expense on borrowings decreased $56,000 due principally to the decrease of 57 basis points in average rates paid on FHLBNY advances, partially offset by the $9.8 million increase in average balances of FHLBNY advances.

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

Page - 40 -

	Three months ended June 30,			Six months ended June 30,
	2015 vs. 2014			2015 vs. 2014
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Loans	$799	$(352)	$447	$1,351	$(569)	$782
Taxable investment securities	108	(35)	73	288	(180)	108
Tax-exempt investment securities	31	(35)	(4)	37	(39)	(2)
Interest-earning time deposits	(1)	(1)	(2)	(2)	(2)	(4)
Interest-earning deposits	2	2	4	3	2	5
Total interest income	939	(421)	518	1,677	(788)	889
Interest Expense:
NOW accounts	5	-	5	7	(1)	6
Money management accounts	-	-	-	-	-	-
MMDA accounts	34	30	64	46	34	80
Savings and club accounts	1	(1)	-	-	-	-
Time deposits	(25)	(58)	(83)	2	(186)	(184)
Junior subordinated debentures	-	(1)	(1)	-	-	-
Borrowings	108	(136)	(28)	142	(198)	(56)
Total interest expense	123	(166)	(43)	197	(351)	(154)
Net change in net interest income	$816	$(255)	$561	$1,480	$(437)	$1,043

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

We recorded $401,000 in provision for loan losses for the three month period ended June 30, 2015, as compared to $275,000 for the three month period ended June 30, 2014.  The increase in the provision for loan losses was due principally to the need for approximately $345,000 in additional specific reserves related to one newly impaired large commercial borrower with a total related credit of $891,000 across three loans.  In compliance with Company policy, a third party appraisal of collateral value is ordered when any new impaired loan is identified.  Additionally, the increase in the provision between these two time periods was due to the 12.4% increase in average loan balances and the estimable and probable loan losses inherent in the loan portfolio.

For the first six months of 2015 we recorded $784,000 in provision for loan losses as compared to $520,000 in the same prior year period.  This increase was due primarily to the additional specific reserves required for the commercial relationship discussed in the previous paragraph as well as the need for $371,000 in additional specific reserves on a previously impaired large commercial relationship due to the receipt of updated collateral value information.  Additionally, the 12.5% increase in average loan balances between the first six months of 2015 and the first six months of 2014 was responsible for a component of the increase in the provision for loan losses between these two time periods.

Management extensively reviews recent trends in historical losses, environmental factors and specific reserve needs on loans individually evaluated for impairment in its determination of the adequacy of the allowance for loan losses.

Page - 41 -

We measure delinquency based on the amount of past due loans as a percentage of total loans.  Delinquency trends improved to 2.6% at June 30, 2015 as compared to 3.0% at December 31, 2014.   This improvement was concentrated in the 60-89 day and 90 days and over past due categories.  This improvement was centered in the commercial loan and residential loan product segments.  The consumer loan product segment, representing 6.7% of the total loan portfolio, reported a small increase in delinquencies between December 31, 2014 and June 30, 2015.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, including insurance agency commissions, and net gains on sales of securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
(Dollars in thousands)	2015	2014	Change		2015	2014	Change
Service charges on deposit accounts	$288	$305	$(17)	-5.6%	$554	$584	$(30)	-5.1%
Earnings and gain on bank owned life insurance	65	66	(1)	-1.5%	149	126	23	18.3%
Loan servicing fees	41	67	(26)	-38.8%	93	120	(27)	-22.5%
Debit card interchange fees	136	129	7	5.4%	259	243	16	6.6%
Other charges, commissions and fees	377	261	116	44.4%	665	575	90	15.7%
Noninterest income before gains	907	828	79	9.5%	1,720	1,648	72	4.4%
Net gains on sales and redemptions of investment securities	49	24	25	104.2%	101	26	75	288.5%
Net (losses)/gains on sales of loans and foreclosed real estate	(4)	26	(30)	-115.4%	(4)	30	(34)	-113.3%
Total noninterest income	$952	$878	$74	8.4%	$1,817	$1,704	$113	6.6%

The increase in total noninterest income between year over year second quarter periods was due largely to the increase in commission income from the FitzGibbons Agency ("Agency") and the investment services business unit, which provides brokerage services.  The $72,000 increase in income from the Agency was the direct result of the first quarter acquisition of the Baldwinsville, New York based Huntington Agency.  Additionally, commission income from the investment services business unit recorded a year over year second quarter increase of $33,000.  Partially offsetting the increases in noninterest income was the decrease in net gains on sales of loans and foreclosed real estate as the second quarter activity recorded a nominal loss as compared to the $26,000 in net gains on the sale of four foreclosed real estate properties in the second quarter of 2014.

The increase in total noninterest income for the six months ended June 30, 2015 as compared to the same prior year period was due to the increase in other charges, commission and fees due principally to the Agency and the Investment Services business unit.  Additionally, the Company recorded gains on the sale of five mortgage backed securities and rotated out of lower yielding agency securities that were previously acquired as collateral for a large influx of municipal deposits that was deemed to be temporary.

Page - 42 -

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
(Dollars in thousands)	2015	2014	Change		2015	2014	Change
Salaries and employee benefits	$2,356	$2,187	$169	7.7%	$4,738	$4,384	$354	8.1%
Building occupancy	441	364	77	21.2%	944	771	173	22.4%
Data processing	354	399	(45)	-11.3%	742	764	(22)	-2.9%
Professional and other services	229	173	56	32.4%	449	348	101	29.0%
Advertising	114	99	15	15.2%	236	231	5	2.2%
FDIC assessments	102	100	2	2.0%	197	195	2	1.0%
Audits and exams	59	61	(2)	-3.3%	120	125	(5)	-4.0%
Other expenses	577	380	197	51.8%	1,030	852	178	20.9%
Total noninterest expenses	$4,232	$3,763	$469	12.5%	$8,456	$7,670	$786	10.2%

The increase in noninterest expenses between year over year second quarter periods was due principally to an increase in salaries and employee benefits and other expenses.  The detail of these components follows;

•
The increase in salaries and employee benefits between the year over year second quarter periods was principally due to wage increases and the operation of the new Syracuse business banking office which opened in the third quarter of 2014.

•
The increase in building occupancy expenses was principally due to $31,000 in additional property taxes, $15,000 in additional building maintenance, and $19,000 in additional lease expense due to the new Syracuse business banking office.

•	The increase in professional and other services expenses was due largely to additional legal and consulting fees.

•
Other expenses increased in the year over year second quarter periods due principally to community service donations, foreclosure loss accruals, and differences in non-recurring other expenses as the latter recorded a credit in the second quarter of 2014 from the recapture of the prior year's fraud losses.

The increase in noninterest expenses between the six month period ended June 30, 2015 and the same prior year period was principally due to an increase in salaries and employee benefits, building occupancy expenses, and other expenses.  The detail of these components follows;

•
The increase in salaries and employee benefits between these two time periods was due to wage and merit increases and personnel expenses related to the operation of the new Syracuse business banking office, ESOP compensation expenses driven by the increase in market value of our common stock shares, and employee benefits.

•
The increase in building occupancy expenses related to a $62,000 increase in property taxes, $34,000 related to the lease on the new Syracuse business banking office, and $42,000 related to the increase in building maintenance driven by the unusually harsh winter.

•	Other expenses increased due to an additional $87,000 in community service donations, an additional $14,000 in debit rewards expenses and $31,000 in meals and entertainment.

Income Tax Expense

Income tax expense increased by $15,000 for the quarter ended June 30, 2015 as compared to the same period in 2014 primarily due to an increase in pretax income and an increase in the effective tax rate for the year over year second quarter periods.  The effective tax rate for the second quarter of 2015 was 29.9%, exclusive of the net income attributable to our controlling interest in the Insurance Agency.  For the three-month period ended June 30, 2014, the effective tax rate was 29.1%.  The increase in the effective tax rate between the year over year second quarter periods reflected a smaller proportion of tax-exempt items as a proportion of our taxable income in the second quarter of 2015.

Page - 43 -

Income tax expense increased by $63,000 for the six month period ended June 30, 2015 as compared to the same prior year period due principally to the increase in pretax income and an increase in the effective tax rates between these two periods.  The effective tax rate was 30.0% for the first six months of 2015 as compared to 28.6% for the same prior year period, exclusive of the net income attributable to our controlling interest in the Insurance Agency.  This increase was due to the same reasons given for the increase in the year over year second quarter periods.

Earnings per Share

Basic and diluted earnings per share were $0.16 for the second quarter of 2015 as compared to $0.15 for the second quarter of 2014.  This increase was driven principally by the increase in net income between these two periods.

Basic and diluted earnings per share were $0.28 for the six month period ended June 30, 2015 as compared to $0.27 for the same prior year period.  The increase in earnings per share between these two periods was due to the increase in net income between these two time periods, offset partially by the increase in preferred stock dividends. During the first quarter of 2014, the Company incurred a credit on its dividend due to prior updated lending information to the US Treasury, avoiding the need to declare a dividend at that time. Further information on earnings per share can be found in Note 3 to our unaudited consolidated financial statements.

Page - 44 -

Changes in Financial Condition

Assets

Total assets increased $39.3 million, or 7.0%, to $600.3 million at June 30, 2015 as compared to December 31, 2014.  This increase was due primarily to an increase in investment securities, loans, and total cash and cash equivalents.

Investment securities increased $17.3 million, or 13.4%, to $146.3 million at June 30, 2015 due principally to the need to collateralize the increase in municipal deposits between these two dates. Of the total increase in investment securities, $14.3 million was classified within the available-for-sale portfolio.  The remaining increase was recorded in the held-to-maturity investment securities portfolio.  When new investment securities are acquired, management reviews certain security characteristics and determines the Company's intent and ability to hold the security to maturity.  Based on the security characteristics and management's intentions, the security is classified as either available-for-sale or held-to-maturity.

Total loans receivable increased $15.9 million, or 4.1%, to $403.4 million at June 30, 2015 from December 31, 2014. All loan product segments recorded increases between these two dates led by increases in commercial and industrial loans and 1-4 family first-lien residential mortgages. Pathfinder Bank's disciplined customer contact efforts have allowed us to continue to grow in our targeted market areas while maintaining our credit standards.

Liabilities

Total liabilities increased $38.4 million to $530.3 million at June 30, 2015.  Deposits increased $42.0 million, or 10.1%, to $457.6 million at June 30, 2015.  The increase was due largely to the second quarter MMDA promotion resulting in business and municipal deposit increases.  Additionally, demand deposit accounts increased in the business market segment and both demand deposit accounts and NOW accounts increased within the municipal market segment prompted by the seasonal tax collection increase through the first quarter. These increases allowed the total of short term and long term borrowings from the FHLB to be paid down by $4.1 million.

Shareholders' Equity

The Company's shareholders' equity, exclusive of the noncontrolling interest, increased $881,000 to $69.7 million at June 30, 2015 from $68.8 million at December 31, 2014.  This increase was principally due to a $911,000 increase in retained earnings offset by a $200,000 increase in accumulated comprehensive loss.  The increase in retained earnings resulted from $1.2 million in net income offset by $247,000 in dividends declared on our common stock and $65,000 in dividends declared on our SBLF preferred stock.  The increase in accumulated comprehensive loss was the result of the decrease in fair market value of our available for sale investment securities during the second quarter of 2015.

Capital

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company's goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards.  At June 30, 2015, Pathfinder Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a "well-capitalized" institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 8%, Tier 1 common equity exceeding 6.5%, and a total risk-based capital ratio exceeding 10%.

Page - 45 -

Pathfinder Bank's capital amounts and ratios as of the indicated dates are presented in the following table.

					Minimum
					To Be "Well-
			Minimum		Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2015
Total Core Capital (to Risk-Weighted Assets)	$65,169	16.75%	$31,122	8.00%	$38,902	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$60,115	15.45%	$23,341	6.00%	$31,122	8.00%
Tier 1 Common Equity (to Risk-Weighted Assets)	$60,115	15.45%	$17,506	4.50%	$25,286	6.50%
Tier 1 Capital (to Assets)	$60,115	10.12%	$23,749	4.00%	$29,687	5.00%
As of December 31, 2014:
Total Core Capital (to Risk-Weighted Assets)	$63,831	16.60%	$30,754	8.00%	$38,443	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$58,842	15.31%	$15,377	4.00%	$23,066	6.00%
Tier 1 Capital (to Assets)	$58,842	10.55%	$22,302	4.00%	$27,878	5.00%

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of non-performing assets at the indicated dates:

	June 30,	December 31,	June 30,
(Dollars In thousands)	2015	2014	2014
Nonaccrual loans:
Commercial loans	$4,871	$4,030	$3,658
Consumer	320	324	316
Residential mortgage loans	1,088	1,902	2,475
Total nonaccrual loans	6,279	6,256	6,449
Total nonperforming loans	6,279	6,256	6,449
Foreclosed real estate	361	261	770
Total nonperforming assets	$6,640	$6,517	$7,219

Troubled debt restructurings not included above	$1,963	$2,219	$1,949

Nonperforming loans to total loans	1.56%	1.61%	1.80%
Nonperforming assets to total assets	1.11%	1.16%	1.33%

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

As indicated in the table above, nonperforming assets at June 30, 2015 were $6.6 million and slightly higher than the $6.5 million reported at December 31, 2014, due primarily to an increase of $841,000 of nonperforming commercial loans.  This increase in nonperforming commercial loans was partially offset by an improvement, between these between these two dates, within the residential mortgage loan product segment as both the number and dollar amount of nonperforming residential mortgages decreased.

As indicated in the nonperforming asset table above, foreclosed real estate ("FRE") balances increased at June 30, 2015 from December 31, 2014 due to the addition of one residential mortgage property.  There were no foreclosed commercial real estate properties at either of these two dates.  More information regarding foreclosed real estate can be found in Note 8 to our unaudited consolidated financial statements.

Page - 46 -

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

The allowance for loan losses represents management's estimate of the probable losses inherent in the loan portfolio as of the date of the statement of condition.  The allowance for loan losses was $5.9 million and $5.3 million at June 30, 2015 and December 31, 2014, respectively.  The Company reported an increase in the ratio of the allowance for loan losses to gross loans to 1.46% at June 30, 2015 as compared to 1.38% at December 31, 2014.  The increase was due, in part, to the increase in the specific reserves on impaired loans between these two dates.  Management performs a quarterly evaluation of the allowance for loan losses based on quantitative and qualitative factors and has determined that the current level of the allowance for loan losses is adequate to absorb the losses in the loan portfolio as of June 30, 2015.

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

At June 30, 2015 and December 31, 2014, the Company had $7.2 million and $7.4 million in loans, respectively, which were deemed to be impaired, having established specific reserves of $1.4 million and $917,000, respectively, on these loans.  The decrease in impaired loans between these two dates was driven by the decrease in impaired 1-4 family first lien residential mortgages, and partially offset by an increase in impaired loans within the commercial lines of credit and other commercial and industrial loan classes.  The increase in the specific reserves between these two dates was due largely to the increase in the specific reserve of approximately $345,000 on one large newly impaired commercial relationship as a result of receipt of updated collateral value information.

Page - 47 -

Management has identified potential problem loans totaling $11.4 million as of June 30, 2015 and $3.0 million greater than the $8.4 million in potential problem loans reported at December 31, 2014.  The increase was principally due to the addition of one large commercial relationship across two loans totaling $2.6 million rated as special mention.  These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired.  Management has identified potential credit problems which required heightened management attention and may result in the borrowers not being able to comply with the current loan repayment terms and which may result in it being included in future impaired loan reporting.

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

Through the first six months of 2015, as indicated in the Consolidated Statement of Cash Flows, the Company reported net cash flows from financing activities of $37.6 million generated principally by increased balances of demand, savings and money market deposit accounts.  This increase was the result of organic growth and new customer relationships within our existing marketplace concentrated in the business and municipal customer segments coupled with targeted promotions for our MMDA product.  This was invested in purchases of investment securities of $18.1 million, net of proceeds from maturities, sales and redemptions.  In addition, $16.5 million was invested in new loan generation.  Net cash flows from operating activities provided an additional $3.5 million through the first six months of 2015 resulting in an increase in cash and equivalents of $6.1 million through this time period.  As a recurring source of liquidity, the Company's investment securities provided $17.9 million in proceeds from maturities and principal reductions through the first six months of 2015.

The Company has a number of existing credit facilities available to it.  At June 30, 2015, total credit available to the Company under the existing lines of credit was approximately $157.0 million at FHLBNY, the Federal Reserve Bank, and three other correspondent banks.  At June 30, 2015, the Company had $62.0 million outstanding on its existing lines of credit with $95.0 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of June 30, 2015, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information relating to this item.

Page - 48 -

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

Page - 49 -

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

Exhibit No.                                                                           Description

31.1                          Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2                          Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32.1                 Section 1350 Certification of the Chief Executive Officer and Chief Financial
                        Officer
101	The following materials from Pathfinder Bancorp, Inc. Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows, and (iv) related notes

Page - 50 -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATHFINDER BANCORP, INC.
(registrant)

August 13, 2015                             /s/ Thomas W. Schneider
Thomas W. Schneider
President and Chief Executive Officer

August 13, 2015                             /s/ James A. Dowd
James A. Dowd
Senior Vice President and Chief Financial Officer

Page - 51 -