Form 10-Q
period 2015-09-30
Pathfinder Bancorp, Inc.
filed 2015-11-13
CIK 1609065

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2015

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

As of November 9, 2015, there were 4,352,203 shares issued and outstanding of the registrant's common stock.

PATHFINDER BANCORP, INC.
INDEX

PART I - FINANCIAL INFORMATION		PAGE NO.

Item 1.	Consolidated Financial Statements (Unaudited)
	Consolidated Statements of Condition	3
	Consolidated Statements of Income	4
	Consolidated Statements of Comprehensive Income	5
	Consolidated Statements of Changes in Shareholders' Equity	6
	Consolidated Statements of Cash Flows	7
	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition	32
	and Results of Operations (Unaudited)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	48

PART II - OTHER INFORMATION		49

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other information
Item 6.	Exhibits

SIGNATURES		50

PART I - FINANCIAL INFORMATION
Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.
Consolidated Statements of Condition
(Unaudited)
	September 30,	December 31,
(In thousands, except share and per share data)	2015	2014
ASSETS:
Cash and due from banks	$9,564	$6,822
Interest earning deposits	7,810	4,534
Total cash and cash equivalents	17,374	11,356
Available-for-sale securities, at fair value	98,007	88,073
Held-to-maturity securities, at amortized cost (fair value of $44,952 and $42,139, respectively)	43,534	40,875
Federal Home Loan Bank stock, at cost	1,881	3,454
Loans	414,795	387,538
Less: Allowance for loan losses	5,732	5,349
Loans receivable, net	409,063	382,189
Premises and equipment, net	14,091	13,200
Accrued interest receivable	2,082	1,849
Foreclosed real estate	472	261
Intangible assets, net	218	175
Goodwill	4,536	4,367
Bank owned life insurance	10,621	10,356
Other assets	5,319	4,869
Total assets	$607,198	$561,024

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$430,456	$360,906
Noninterest-bearing	65,886	54,662
Total deposits	496,342	415,568
Short-term borrowings	15,225	55,100
Long-term borrowings	14,000	11,000
Junior subordinated debentures	5,155	5,155
Accrued interest payable	50	63
Other liabilities	5,246	4,934
Total liabilities	536,018	491,820
Shareholders' equity:
Preferred stock - SBLF, par value $0.01 per share; $1,000 liquidation preference;
13,000 shares authorized; 13,000 shares issued and outstanding	13,000	13,000
Common stock, par value $0.01; 25,000,000 authorized shares;
4,352,203 shares issued and shares outstanding	44	44
Additional paid in capital	28,659	28,534
Retained earnings	32,642	31,085
Accumulated other comprehensive loss	(1,960)	(2,119)
Unearned ESOP	(1,619)	(1,754)
Total Pathfinder Bancorp, Inc. shareholders' equity	70,766	68,790
Noncontrolling interest	414	414
Total equity	71,180	69,204
Total liabilities and shareholders' equity	$607,198	$561,024

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
(In thousands, except per share data)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest and dividend income:
Loans, including fees	$4,699	$4,344	$13,649	$12,512
Debt securities:
Taxable	519	473	1,494	1,360
Tax-exempt	186	196	573	585
Dividends	40	35	109	85
Interest earning time deposits	-	2	-	6
Federal funds sold and interest earning deposits	5	2	12	4
Total interest income	5,449	5,052	15,837	14,552
Interest expense:
Interest on deposits	508	479	1,435	1,505
Interest on short-term borrowings	41	28	113	68
Interest on long-term borrowings	103	149	310	443
Total interest expense	652	656	1,858	2,016
Net interest income	4,797	4,396	13,979	12,536
Provision for loan losses	220	410	1,004	930
Net interest income after provision for loan losses	4,577	3,986	12,975	11,606
Noninterest income:
Service charges on deposit accounts	299	311	853	894
Earnings and gain on bank owned life insurance	250	64	400	190
Loan servicing fees	55	81	148	202
Net gains on sales and redemptions of investment securities	88	3	188	29
Net gains on sales of loans and foreclosed real estate	17	10	13	39
Debit card interchange fees	131	127	390	369
Other charges, commissions & fees	352	304	1,017	880
Total noninterest income	1,192	900	3,009	2,603
Noninterest expense:
Salaries and employee benefits	2,478	2,141	7,216	6,526
Building occupancy	535	421	1,479	1,193
Data processing	462	367	1,204	1,131
Professional and other services	206	160	654	508
Advertising	116	141	352	372
FDIC assessments	105	99	302	294
Audits and exams	58	61	179	186
Other expenses	598	422	1,628	1,273
Total noninterest expenses	4,558	3,812	13,014	11,483
Income before income taxes	1,211	1,074	2,970	2,726
Provision for income taxes	316	317	829	767
Net income attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	895	757	2,141	1,959
Net income attributable to noncontrolling interest	10	11	33	48
Net income attributable to Pathfinder Bancorp, Inc.	885	746	2,108	1,911
Preferred stock dividends	33	33	97	63
Net income available to common shareholders	$852	$713	$2,011	$1,848

Earnings per common share - basic	$0.21	$0.17	$0.49	$0.44
Earnings per common share - diluted	$0.20	$0.17	$0.48	$0.44
Dividends per common share	$0.05	$0.03	$0.11	$0.09

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended		For the nine months ended
(In thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Net Income	$895	$757	$2,141	$1,959

Other Comprehensive Income (Loss)

Retirement Plans:
Net unrealized gain on retirement plans	45	11	135	33

Unrealized holding gains on financial derivative:
Change in unrealized holding gains/(losses) on financial derivative	(2)	2	(8)	(6)
Reclassification adjustment for interest expense included in net income	15	16	46	47
Net unrealized gain on financial derivative	13	18	38	41

Unrealized holding (losses) gains on available for sale securities
Unrealized holding gains (losses) arising during the period	594	(69)	181	561
Reclassification adjustment for net (losses) included in net income	(88)	(3)	(188)	(29)
Net unrealized gain (loss) on available for sale securities	506	(72)	(7)	532

Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	34	30	99	90

Other comprehensive income (loss), before tax	598	(13)	265	696
Tax effect	(239)	3	(106)	(281)
Other comprehensive income (loss), net of tax	359	(10)	159	415
Comprehensive income	$1,254	$747	$2,300	$2,374
Comprehensive income attributable to noncontrolling interest	$10	$11	$33	$48
Comprehensive income attributable to Pathfinder Bancorp, Inc.	$1,244	$736	$2,267	$2,326

Tax Effect Allocated to Each Component of Other Comprehensive Loss
Retirement plan net losses recognized in plan expenses	$(18)	$(4)	$(54)	$(13)
Change in unrealized holding gains/(losses) on financial derivative	1	(1)	3	2
Reclassification adjustment for interest expense included in net income	(6)	(6)	(18)	(19)
Unrealized holding (losses) gains arising during the period	(238)	27	(72)	(226)
Reclassification adjustment for net losses included in net income	36	1	75	12
Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	(14)	(14)	(40)	(37)
Income tax effect related to other comprehensive income	$(239)	$3	$(106)	$(281)

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

Pathfinder Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
Nine months ended September 30, 2015 and September 30, 2014

					Accumulated
			Additional		Other Com-			Non-
(In thousands, except share and per share data)	Preferred Stock	Common Stock	Paid in Capital	Retained Earnings	prehensive Loss	Unearned ESOP	Treasury Stock	Controlling Interest	Total

Balance, January 1, 2015	$13,000	$44	$28,534	$31,085	$(2,119)	$(1,754)	$-	$414	$69,204

Net income	-	-	-	2,108	-	-	-	33	2,141

Other comprehensive income, net of tax	-	-	-	-	159	-	-	-	159

Preferred stock dividends - SBLF	-	-	-	(97)	-	-	-	-	(97)

ESOP shares earned (18,332 shares)	-	-	62	-	-	135	-	-	197

Stock based compensation	-	-	63	-	-	-	-	-	63

Common stock dividends declared ($0.11 per share)	-	-	-	(454)	-	-	-	-	(454)

Distributions from affiliates	-	-	-	-	-	-	-	(33)	(33)
Balance, September 30, 2015	$13,000	$44	$28,659	$32,642	$(1,960)	$(1,619)	$-	$414	$71,180

Balance, January 1, 2014	$13,000	$30	$8,226	$28,788	$(1,745)	$(826)	$(4,761)	$358	$43,070

Net income	-	-	-	1,911	-	-	-	48	1,959

Other comprehensive income, net of tax	-	-	-	-	415	-	-	-	415

Preferred stock dividends - SBLF	-	-	-	(63)	-	-	-	-	(63)

ESOP shares earned (9,375 shares)	-	-	53	-	-	83	-	-	136

Stock based compensation	-	-	63	-	-	-	-	-	63

Stock options exercised	-	-	(8)	-	-	-	26	-	18

Common stock dividends declared ($0.09 per share)	-	-	-	(229)	-	-	-	-	(229)
Balance, September 30, 2014	$13,000	$30	$8,334	$30,407	$(1,330)	$(743)	$(4,735)	$406	$45,369

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	For the nine months ended September 30,
(In thousands)	2015	2014
OPERATING ACTIVITIES
Net income attributable to Pathfinder Bancorp, Inc.	$2,108	$1,911
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	1,004	930
Proceeds from sales of loans	69	-
Originations of loans held-for-sale	(68)	-
Realized gains on sales, redemptions and calls of:
Real estate acquired through foreclosure	(11)	(39)
Loans	(2)	-
Available-for-sale investment securities	(188)	(29)
Depreciation	760	596
Amortization of mortgage servicing rights	10	11
Amortization of deferred loan costs	125	91
Earnings on bank owned life insurance	(265)	(190)
Net amortization of premiums and discounts on investment securities	673	530
Amortization of intangible assets	13	9
Stock based compensation and ESOP expense	260	199
Net change in accrued interest receivable	(233)	(150)
Net change in other assets and liabilities	15	(811)
Net cash flows from operating activities	4,270	3,058
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(49,220)	(27,099)
Purchase of investment securities held-to-maturity	(5,034)	(8,767)
Net proceeds from Federal Home Loan Bank stock	1,573	611
Proceeds from maturities and principal reductions of
investment securities available-for-sale	20,088	13,545
Proceeds from maturities and principal reductions of
investment securities held-to-maturity	2,378	692
Proceeds from sales, redemptions and calls of:
Available-for-sale investment securities	18,802	510
Real estate acquired through foreclosure	284	667
Acquisition of insurance agency	(225)	-
Purchase of bank owned life insurance	-	(1,780)
Proceeds from bank owned life insurance	(135)
Net change in loans	(28,522)	(33,989)
Purchase of premises and equipment	(1,651)	(1,897)
Net cash flows from investing activities	(41,662)	(57,507)
FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts,
money management deposit accounts, MMDA accounts and escrow deposits	61,382	52,925
Net change in time deposits and brokered deposits	19,392	19,964
Net change in short-term borrowings	(39,875)	(10,000)
Proceeds from long-term borrowings	3,000	168
Proceeds from exercise of stock options	-	18
Cash dividends paid to preferred shareholder - SBLF	(97)	(31)
Cash dividends paid to common shareholders	(392)	(236)
Change in noncontrolling interest, net	-	48
Net cash flows from financing activities	43,410	62,856
Change in cash and cash equivalents	6,018	8,407
Cash and cash equivalents at beginning of period	11,356	16,575
Cash and cash equivalents at end of period	$17,374	$24,982
CASH PAID DURING THE PERIOD FOR:
Interest	$1,871	$2,029
Income taxes	842	331
NON-CASH INVESTING ACTIVITY
Real estate acquired in exchange for loans	519	474

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1:  Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc., (the "Company"), Pathfinder Bank (the "Bank") and its other wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  The results are not necessarily indicative of the results to be expected for the year ended December 31, 2015 or for any future period. Certain amounts in the 2014 consolidated financial statements may have been reclassified to conform to the current period presentation.  These reclassifications impacted share and per share data as a result of the Conversion and Offering that occurred on October 16, 2014 and reported by the Company in its Annual Report on Form 10-K filed on March 18, 2015, and are further detailed in Note 3 to these unaudited consolidated financial statements located elsewhere on this form.  These reclassifications had no effect on net income or comprehensive income as previously reported.

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

Although the Company owns, through its subsidiary Pathfinder Risk Management Company, Inc., 51% of the membership interest in FitzGibbons Agency, LLC ("Agency"), the Company is required to consolidate 100% of the Agency within the consolidated financial statements.  The Agency's financial statements include the acquisition of the Huntington Agency, which occurred in the first quarter of 2015.  The 49% of which the Company does not own is accounted for separately as noncontrolling interests within the consolidated financial statements.

On May 8, 2015, the Company announced that the Bank filed an application with the New York State Department of Financial Services ("NYSDFS") and the Federal Deposit Insurance Corporation ("FDIC") to merge with the Bank's wholly-owned subsidiary, Pathfinder Commercial Bank, a New York State-chartered limited purpose commercial bank.  Prior to or simultaneously with the merger, Pathfinder Commercial Bank's charter will be amended such that Pathfinder Commercial Bank will become a full-service commercial bank, rather than a limited purpose commercial bank, and its name will be changed to "Pathfinder Bank".  The transaction is expected to be completed in the fourth quarter of 2015 and will not impact the current activities or investments of the Bank and Pathfinder Commercial Bank, although the Bank expects some annual cost savings as a result of the conversion.

Note 2:   New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2015-03 – Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  This ASU addresses accounting for debt issuance costs and states that debt issuance costs related to a note shall be reported in the balance sheet as a direct deduction from the face amount of that note. The discount, premium, or debt issuance costs associated with that note shall not be classified as a deferred charge or credit.  Amortization of discount or premium shall be reported as interest expense in the case of liabilities or as interest income in the case of assets. Amortization of debt issuance costs also shall be reported as interest expense. The amendment is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Early adoption of the amendments is permitted and a reporting entity must apply the new guidance retrospectively to all periods presented. The Company does not expect a material impact on its consolidated statements of condition, results of operations, or cash flows as a result of adopting this pronouncement.

In July 2015, the FASB issued ASU 2015-12 – Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient (consensuses of the FASB Emerging Issues Task Force). The amendments in this ASU cover a range of topics related to accounting for, and disclosures related to, specific employee pension, retirement and welfare plans; The topics included in this ASU are: (1) accounting for fully benefit-responsive investment contracts, (2) new plan investment disclosures and (3) an expedient for entities that do not end their fiscal years on a calendar month end.  The amendments are effective for all entities for fiscal years beginning after December 15, 2015, with earlier application permitted. These changes are not expected to have a significant effect on the Company's current accounting practices or create a significant administrative cost to most entities, including the Company.  Therefore, the Company does not expect a material impact on its consolidated statements of condition, results of operations, or cash flows as a result of adopting this pronouncement.

Note 3:   Earnings per Common Share

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Net income available to common shareholders is net income to Pathfinder Bancorp, Inc. less the total of preferred dividends declared. Diluted earnings per share include the potential dilutive effect that could occur upon the assumed exercise of issued stock options using the Treasury Stock method.  Anti-dilutive stock options, not included in the computation below, were -0- for the three months ended September 30, 2015 and 5,491 for the nine months ended September 30, 2015 and 10,000 in the three and nine month periods ended September 30, 2014.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released to plan participants.

The following table sets forth the calculation of basic and diluted earnings per share.  Historical share and per share data have been adjusted by the exchange ratio of 1.6472 used in the Conversion and Offering.

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2015	2014	2015	2014
Basic Earnings Per Common Share
Net income available to common shareholders	$852	$713	$2,011	$1,848
Weighted average common shares outstanding	4,126	4,179	4,120	4,172
Basic earnings per common share	$0.21	$0.17	$0.49	$0.44

Diluted Earnings Per Common Share
Net income available to common shareholders	$852	$713	$2,011	$1,848
Weighted average common shares outstanding	4,126	4,179	4,120	4,172
Effect of assumed exercise of stock options	71	42	65	40
Diluted weighted average common shares outstanding	4,197	4,221	4,185	4,212
Diluted earnings per common share	$0.20	$0.17	$0.48	$0.44

Note 4:   Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	September 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$27,887	$58	$(23)	$27,922
State and political subdivisions	8,275	105	(6)	8,374
Corporate	18,257	97	(85)	18,269
Residential mortgage-backed - US agency	26,148	248	(129)	26,267
Collateralized mortgage obligations - US agency	14,819	152	(54)	14,917
Total	95,386	660	(297)	95,749
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	643	1	-	644
Large cap equity fund	456	126	-	582
Other mutual funds	183	242	-	425
Common stock - financial services industry	583	24	-	607
Total	1,865	393	-	2,258
Total available-for-sale	$97,251	$1,053	$(297)	$98,007

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$7,853	$129	$(14)	$7,968
State and political subdivisions	21,253	802	-	22,055
Corporate	3,421	158	(1)	3,578
Residential mortgage-backed - US agency	8,096	197	-	8,293
Collateralized mortgage obligations - US agency	2,911	147	-	3,058
Total held-to-maturity	$43,534	$1,433	$(15)	$44,952

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$17,896	$3	$(149)	$17,750
State and political subdivisions	8,346	110	(13)	8,443
Corporate	13,763	116	(19)	13,860
Residential mortgage-backed - US agency	30,321	403	(149)	30,575
Collateralized mortgage obligations - US agency	15,432	168	(124)	15,476
Total	85,758	800	(454)	86,104
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	643	5	-	648
Large cap equity fund	456	193	-	649
Other mutual funds	183	196	-	379
Common stock - financial services industry	270	23	-	293
Total	1,552	417	-	1,969
Total available-for-sale	$87,310	$1,217	$(454)	$88,073

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$4,834	$58	$-	$4,892
State and political subdivisions	22,610	824	(9)	23,425
Corporate	2,487	33	(17)	2,503
Residential mortgage-backed - US agency	8,043	242	-	8,285
Collateralized mortgage obligations - US agency	2,901	133	-	3,034
Total held-to-maturity	$40,875	$1,290	$(26)	$42,139

The amortized cost and estimated fair value of debt investments at September 30, 2015 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$6,527	$6,564	$195	$195
Due after one year through five years	38,699	38,803	8,674	8,787
Due after five years through ten years	8,213	8,204	17,010	17,535
Due after ten years	980	994	6,648	7,084
Sub-total	54,419	54,565	32,527	33,601
Residential mortgage-backed - US agency	26,148	26,267	8,096	8,293
Collateralized mortgage obligations - US agency	14,819	14,917	2,911	3,058
Totals	$95,386	$95,749	$43,534	$44,952

The Company's investment securities' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	September 30, 2015
	Less than twelve months			Twelve months or more			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale
US Treasury, agencies and GSE's	3	$(7)	$2,996	3	$(16)	$2,982	6	(23)	$5,978
State and political subdivisions	9	(4)	858	3	(2)	616	12	(6)	1,474
Corporate	7	(85)	7,291	-	-	-	7	(85)	7,291
Residential mortgage-backed - US agency	3	(32)	5,894	5	(97)	5,035	8	(129)	10,929
Collateralized mortgage obligations - US agency	2	(5)	1,209	3	(49)	1,881	5	(54)	3,090
Totals	24	$(133)	$18,248	14	$(164)	$10,514	38	$(297)	$28,762
Held-to-Maturity
US Treasury, agencies and GSE's	1	$(14)	$1,985	-	$-	$-	1	(14)	$1,985
State and political subdivisions	-	-	-	-	-	-	-	-	-
Corporate	1	(1)	228	-	-	-	1	(1)	228
Residential mortgage-backed - US agency	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations - US agency	-	-	-	-	-	-	-	-	-
Totals	2	$(15)	$2,213	-	$-	$-	2	$(15)	$2,213

	December 31, 2014
	Less than twelve months			Twelve months or more			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale
US Treasury, agencies and GSE's	7	$(18)	$7,991	7	$(131)	$7,856	14	(149)	$15,847
State and political subdivisions	19	(13)	3,047	1	-	90	20	(13)	3,137
Corporate	7	(19)	4,520	-	-	-	7	(19)	4,520
Residential mortgage-backed - US agency	2	(8)	1,424	6	(141)	6,256	8	(149)	7,680
Collateralized mortgage obligations - US agency	3	(22)	2,692	5	(102)	3,963	8	(124)	6,655
Totals	38	$(80)	$19,674	19	$(374)	$18,165	57	$(454)	$37,839
Held-to-Maturity
US Treasury, agencies and GSE's	-	$-	$-	-	$-	$-	-	-	$-
State and political subdivisions	1	(9)	1,463	-	-	-	1	(9)	1,463
Corporate	2	(17)	1,108	-	-	-	2	(17)	1,108
Residential mortgage-backed - US agency	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations - US agency	-	-	-	-	-	-	-	-	-
Totals	3	$(26)	$2,571	-	$-	$-	3	$(26)	$2,571

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

There were 40 securities in an unrealized loss position at September 30, 2015.  Management does not believe any individual unrealized loss in the securities portfolio as of September 30, 2015 represents OTTI.  Among these securities, 12 were issued by state and political subdivisions, primarily school districts. Each of these securities is an insured general obligation issue and have unrealized losses that do not exceed 1.26% of their current book value for any one security.

Among the 40 securities in an unrealized loss position at quarter end, there were 20 agency and mortgage-backed securities issued by the following entities sponsored and guaranteed by the United States Government: FNMA, FHLMC, FHLB and FFCB.  These issuing entities are currently rated Aaa by Moody's Investor Services and AA+ by Standard and Poors.  The eight corporate securities with market values less than their respective book values have all been in an unrealized loss position for nine months or less and represent declines in value of the original security carrying value of 2.78% or less as of September 30, 2015.  All corporate securities currently in an unrealized loss position are A- rated or better by Standard and Poors. The unrealized losses reflected are primarily attributable to changes in interest rates since the securities were acquired.  The Company does not intend to sell these securities, nor is it more likely than not, that the company will be required to sell these securities prior to recovery of the amortized cost.  As such, management does not believe any individual unrealized loss as of September 30, 2015 represents OTTI.

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the length of time the equity security's fair value has been below the carrying amount. Management has determined that we have the intent and ability to retain the equity securities for a sufficient period of time to allow for recovery. All of the Company's equity securities had a fair value greater than the book value at September 30, 2015.

Gross realized gains (losses) on sales of securities for the indicated periods are detailed below:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2015	2014	2015	2014
Realized gains	$88	$3	$198	$29
Realized losses	-	-	(10)	-
	$88	$3	$188	$29

As of September 30, 2015 and December 31, 2014, securities with a fair value of $82.7 million and $66.7 million, respectively, were pledged to collateralize certain municipal deposit relationships.  As of the same dates, securities with a fair value of $17.8 million and $19.9 million were pledged against certain borrowing arrangements.

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

The composition of net periodic pension plan and postretirement plan costs for the indicated periods is as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	For the three months ended September 30,				For the nine months ended September 30,
(In thousands)	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$-	$-	$-	$-	$-	$-	$-	$-
Interest cost	117	102	4	5	351	305	13	14
Expected return on plan assets	(244)	(236)	-	-	(731)	(707)	-	-
Amortization of net losses	45	8	-	3	135	23	-	10
Net periodic benefit plan (benefit) cost	$(82)	$(126)	$4	$8	$(245)	$(379)	$13	$24

The Company will evaluate the need for further contributions to the defined benefit pension plan during the fourth quarter of 2015.  The prepaid pension asset is recorded in other assets on the statement of condition as of September 30, 2015.

Note 6:   Loans

Major classifications of loans at the indicated dates are as follows:

	September 30,	December 31,
(In thousands)	2015	2014
Residential mortgage loans:
1-4 family first-lien residential mortgages	$179,146	$172,159
Construction	6,804	3,209
Total residential mortgage loans	185,950	175,368

Commercial loans:
Real estate	126,931	125,952
Lines of credit	18,327	17,407
Other commercial and industrial	46,901	34,660
Tax exempt loans	9,195	7,201
Total commercial loans	201,354	185,220

Consumer loans:
Home equity and junior liens	22,850	22,713
Other consumer	4,807	4,160
Total consumer loans	27,657	26,873

Total loans	414,961	387,461
Net deferred loan (fees) costs	(166)	77
Less allowance for loan losses	(5,732)	(5,349)
Loans receivable, net	$409,063	$382,189

The Company primarily originates residential mortgage, commercial, and consumer loans largely to customers throughout Oswego and Onondaga counties within New York State. Although the Company has a diversified loan portfolio, a substantial portion of its borrowers' abilities to honor their loan contracts is dependent upon the counties' employment and economic conditions.

As of September 30, 2015 and December 31, 2014, residential mortgage loans with a carrying value of $122.8 million and $121.1 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York ("FHLBNY") under a blanket collateral agreement to secure the Company's line of credit and term borrowings.

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
Other consumer

The following tables present the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	As of September 30, 2015
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$174,096	$1,761	$2,580	$709	$179,146
Construction	6,804	-	-	-	6,804
Total residential mortgage loans	180,900	1,761	2,580	709	185,950
Commercial loans:
Real estate	119,075	3,097	4,472	287	126,931
Lines of credit	16,971	573	702	81	18,327
Other commercial and industrial	45,738	117	744	302	46,901
Tax exempt loans	9,195	-	-	-	9,195
Total commercial loans	190,979	3,787	5,918	670	201,354
Consumer loans:
Home equity and junior liens	22,132	171	320	227	22,850
Other consumer	4,759	17	31	-	4,807
Total consumer loans	26,891	188	351	227	27,657
Total loans	$398,770	$5,736	$8,849	$1,606	$414,961

	As of December 31, 2014
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$166,352	$1,384	$3,370	$1,053	$172,159
Construction	3,209	-	-	-	3,209
Total residential mortgage loans	169,561	1,384	3,370	1,053	175,368
Commercial loans:
Real estate	119,521	1,157	5,132	142	125,952
Lines of credit	16,310	451	646	-	17,407
Other commercial and industrial	33,258	434	941	27	34,660
Tax exempt loans	7,201	-	-	-	7,201
Total commercial loans	176,290	2,042	6,719	169	185,220
Consumer loans:
Home equity and junior liens	21,722	333	574	84	22,713
Other consumer	4,113	10	37	-	4,160
Total consumer loans	25,835	343	611	84	26,873
Total loans	$371,686	$3,769	$10,700	$1,306	$387,461

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

An age analysis of past due loans, not including net deferred loan costs, segregated by portfolio segment and class of loans, as of September 30, 2015 and December 31, 2014, are detailed in the following tables:

	As of September 30, 2015
	30-59 Days	60-89 Days	90 Days
	Past Due	Past Due	and Over	Total		Total Loans
(In thousands)	And Accruing	And Accruing		Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,741	$884	$1,083	$3,708	$175,438	$179,146
Construction	-	-	-	-	6,804	6,804
Total residential mortgage loans	1,741	884	1,083	3,708	182,242	185,950
Commercial loans:
Real estate	1,372	149	2,941	4,462	122,469	126,931
Lines of credit	754	-	257	1,011	17,316	18,327
Other commercial and industrial	305	717	634	1,656	45,245	46,901
Tax exempt loans	-	-	-	-	9,195	9,195
Total commercial loans	2,431	866	3,832	7,129	194,225	201,354
Consumer loans:
Home equity and junior liens	86	80	317	483	22,367	22,850
Other consumer	14	13	16	43	4,764	4,807
Total consumer loans	100	93	333	526	27,131	27,657
Total loans	$4,272	$1,843	$5,248	$11,363	$403,598	$414,961

	As of December 31, 2014
	30-59 Days	60-89 Days
	Past Due	Past Due	90 Days	Total		Total Loans
(In thousands)	And Accruing	And Accruing	And Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,455	$687	$1,902	$4,044	$168,115	$172,159
Construction	-	-	-	-	3,209	3,209
Total residential mortgage loans	1,455	687	1,902	4,044	171,324	175,368
Commercial loans:
Real estate	1,462	32	3,547	5,041	120,911	125,952
Lines of credit	10	-	278	288	17,119	17,407
Other commercial and industrial	445	982	205	1,632	33,028	34,660
Tax exempt loans	-	-	-	-	7,201	7,201
Total commercial loans	1,917	1,014	4,030	6,961	178,259	185,220
Consumer loans:
Home equity and junior liens	120	17	313	450	22,263	22,713
Other consumer	6	17	11	34	4,126	4,160
Total consumer loans	126	34	324	484	26,389	26,873
Total loans	$3,498	$1,735	$6,256	$11,489	$375,972	$387,461

Nonaccrual loans, segregated by class of loan, were as follows:

	September 30,	December 31,
(In thousands)	2015	2014
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,083	$1,902
	1,083	1,902
Commercial loans:
Real estate	2,941	3,547
Lines of credit	257	278
Other commercial and industrial	634	205
	3,832	4,030
Consumer loans:
Home equity and junior liens	317	313
Other consumer	16	11
	333	324
Total nonaccrual loans	$5,248	$6,256

There were no loans past due ninety days or more and still accruing interest at September 30, 2015 or December 31, 2014.

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

The Company has determined that there were no new TDRs for the three month period ended September 30, 2015 and one new TDR in the nine month period ended September 30, 2015.

•
The modification made within the commercial real estate loan class resulted in a pre-modification and post-modification recorded investment of $678,000 and $324,000, respectively.  Economic concessions granted included extended payment terms without an associated increase in collateral.  The Company was required to increase the specific reserve against this loan by an additional $354,000, which was a component of the provision of loan losses in the second quarter of 2015.

The Company has determined that there was one new TDR's for the nine month period ended September 30, 2014.

•
The modification made within the commercial real estate loan class resulted in a pre-modification and post-modification recorded investment of $74,000 and $96,000, respectively. The post-modification recorded investment included the funding of escrow and closing costs as a result of the restructuring. Economic concessions granted included extended interest only payment terms and an additional $100,000 for working capital without an associated increase in collateral. The TDR resulted in a loan balance of $565,000 with a specific reserve of $469,000, resulting in a recorded investment of $96,000. The Company was required to increase the specific reserve against this loan by an additional $108,000, which was a component of the provision for loan losses in the third quarter of 2014.

The table below details loans that have been modified as TDRs during the twelve months prior to September 30, 2015, which have subsequently defaulted during the year ended September 30, 2015.

(In thousands)	Number of Contracts	Recorded Investment	Allowance for Loan Loss
Other commercial and industrial	1	$240	$209

The Company had no loans that had been modified as TDRs during the twelve months prior to September 30, 2014, which had subsequently defaulted during the year ending September 30, 2014.

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

Impaired Loans

The following tables summarize impaired loan information by portfolio class at the indicated dates:

	September 30, 2015			December 31, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$476	$476	$-	$1,138	$1,163	$-
Commercial real estate	2,316	2,427	-	2,083	2,154	-
Commercial lines of credit	657	678	-	185	197	-
Other commercial and industrial	689	719	-	335	356	-
Home equity and junior liens	-	-	-	21	21	-
Other consumer	7	8	-	-	-	-
With an allowance recorded:
1-4 family first-lien residential mortgages	-	-	-	-	-	-
Commercial real estate	2,206	2,299	826	2,927	2,972	552
Commercial lines of credit	-	-	-	93	99	93
Other commercial and industrial	240	242	209	268	268	238
Home equity and junior liens	290	290	3	340	340	31
Other consumer	-	-	-	11	11	3
Total:
1-4 family first-lien residential mortgages	476	476	-	1,138	1,163	-
Commercial real estate	4,522	4,726	826	5,010	5,126	552
Commercial lines of credit	657	678	-	278	296	93
Other commercial and industrial	929	961	209	603	624	238
Home equity and junior liens	290	290	3	361	361	31
Other consumer	7	8	-	11	11	3
Totals	$6,881	$7,139	$1,038	$7,401	$7,581	$917

The following table presents the average recorded investment in impaired loans for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
1-4 family first-lien residential mortgages	$477	$1,289	$720	$1,221
Commercial real estate	4,669	5,239	4,820	4,855
Commercial lines of credit	635	378	505	403
Other commercial and industrial	941	517	813	511
Home equity and junior liens	292	369	310	412
Other consumer	7	15	9	8
Total	$7,021	$7,807	$7,177	$7,410

The following table presents the cash basis interest income recognized on impaired loans for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
1-4 family first-lien residential mortgages	$4	$4	$13	$13
Commercial real estate	21	59	71	114
Commercial lines of credit	(3)	4	4	5
Other commercial and industrial	5	13	23	33
Home equity and junior liens	-	4	4	10
Other consumer	-	-	-	-
Total	$27	$84	$115	$175

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

	For the three months ended September 30, 2015
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$544	$-	$3,288	$517	$1,110
Charge-offs	(21)	-	(195)	(150)	-
Recoveries	2	-	-	-	2
Provisions	(13)	-	(62)	3	(55)
Ending balance	$512	$-	$3,031	$370	$1,057
Ending balance: related to loans
individually evaluated for impairment	-	-	826	-	209
Ending balance: related to loans
collectively evaluated for impairment	$512	$-	$2,205	$370	$848

Loans receivables:
Ending balance	$179,146	$6,804	$126,931	$18,327	$46,901
Ending balance: individually
evaluated for impairment	476	-	4,522	657	929
Ending balance: collectively
evaluated for impairment	$178,670	$6,804	$122,409	$17,670	$45,972

		Home equity	Other
	Municipal	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$5	$331	$105	$-	$5,900
Charge-offs	-	(11)	(28)	-	(405)
Recoveries	-	1	12	-	17
Provisions	(1)	7	18	323	220
Ending balance	$4	$328	$107	$323	$5,732
Ending balance: related to loans
individually evaluated for impairment	-	3	-	-	1,038
Ending balance: related to loans
collectively evaluated for impairment	$4	$325	$107	$323	$4,694

Loans receivables:
Ending balance	$9,195	$22,850	$4,807		$414,961
Ending balance: individually
evaluated for impairment	-	290	7		6,881
Ending balance: collectively
evaluated for impairment	$9,195	$22,560	$4,800		$408,080

	For the nine months ended September 30, 2015
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$509	$-	$2,801	$460	$1,034
Charge-offs	(186)	-	(224)	(160)	(108)
Recoveries	40	-	-	36	7
Provisions	149	-	454	34	124
Ending balance	$512	$-	$3,031	$370	$1,057

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$3	$388	$98	$56	$5,349
Charge-offs	-	(11)	(60)	-	(749)
Recoveries	-	8	37	-	128
Provisions	1	(57)	32	267	1,004
Ending balance	$4	$328	$107	$323	$5,732

	For the three months ended September 30, 2014
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$491	$-	$2,624	$554	$851
Charge-offs	(26)	-	(256)	(79)	-
Recoveries	-	-	-	-	3
Provisions	48	-	345	(28)	46
Ending balance	$513	$-	$2,713	$447	$900
Ending balance: related to loans
individually evaluated for impairment	-	-	643	95	116
Ending balance: related to loans
collectively evaluated for impairment	$513	$-	$2,070	$352	$784

Loans receivables:
Ending balance	$170,424	$1,896	$119,453	$16,568	$36,994
Ending balance: individually
evaluated for impairment	1,266	-	5,218	288	529
Ending balance: collectively
evaluated for impairment	$169,158	$1,896	$114,235	$16,280	$36,465

		Home equity	Other
	Municipal	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$422	$109	$114	$5,166
Charge-offs	-	(31)	(24)	-	(416)
Recoveries	-	1	7	-	11
Provisions	-	(17)	7	9	410
Ending balance	$1	$375	$99	$123	$5,171
Ending balance: related to loans
individually evaluated for impairment	-	33	5	-	892
Ending balance: related to loans
collectively evaluated for impairment	$1	$342	$94	$123	$4,279

Loans receivables:
Ending balance	$2,922	$21,724	$4,061		$374,042
Ending balance: individually
evaluated for impairment	-	365	14		7,680
Ending balance: collectively
evaluated for impairment	$2,922	$21,359	$4,047		$366,362

	For the nine months ended September 30, 2014
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$649	$-	$2,302	$397	$834
Charge-offs	(68)	-	(303)	(164)	(153)
Recoveries	1	-	-	3	6
Provisions	(69)	-	714	211	213
Ending balance	$513	$-	$2,713	$447	$900

		Home equity	Other
	Municipal	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2	$433	$136	$288	$5,041
Charge-offs	-	(81)	(84)	-	(853)
Recoveries	-	1	42	-	53
Provisions	(1)	22	5	(165)	930
Ending balance	$1	$375	$99	$123	$5,171

Note 8:  Foreclosed Real Estate

The Company is required to disclose the carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession of the property at each reporting period.

(Dollars in thousands)	Number of properties	September 30, 2015	Number of properties	December 31, 2014
Foreclosed real estate
Foreclosed residential mortgage loans	6	$341	4	$261
Foreclosed commercial real estate	2	131	-	-
Total	8	$472	4	$261

At September 30, 2015, the Company reported $149,000 in residential real estate loans in the process of foreclosure.

Note 9:   Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  The Company had $1.6 million of standby letters of credit as of September 30, 2015.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.   The fair value of standby letters of credit was not significant to the Company's consolidated financial statements.

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

The Company used the following methods and significant assumptions to estimate fair value:

Investment securities:  The fair values of securities available-for-sale are obtained from an independent third party and are based on quoted prices on nationally recognized securities exchanges where available (Level 1).  If quoted prices are not available, fair values are measured by utilizing matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2).  Management made no adjustment to the fair value quotes that were received from the independent third party pricing service.  During the third quarter of 2015, the Company purchased $313,000 in the common stock of a community-based financial institution that conducts its operations outside of the Company's primary market area.  The purchase was in conjunction with a capital raise by the financial institution that attracted multiple investors. The stock of this financial institution is not traded on any exchange and there are no quoted market prices available for this security (Level 3).  The security was purchased immediately before the measurement date at September 30, 2015.  Commensurate with the timing of the purchase, this investment was valued at its acquisition cost, which was considered to be its fair value as of the measurement date. The Company had no securities of this type at December 31, 2014.

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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	September 30, 2015
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-sale portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$27,922	$-	$27,922
State and political subdivisions	-	8,374	-	8,374
Corporate	-	18,269	-	18,269
Residential mortgage-backed - US agency	-	26,267	-	26,267
Collateralized mortgage obligations - US agency	-	14,917	-	14,917
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	644	-	-	644
Large cap equity fund	582	-	-	582
Other mutual funds	-	425	-	425
Common stock - financial services industry	44	250	313	607
Total available-for-sale securities	$1,270	$96,424	$313	$98,007

Interest rate swap derivative	$-	$(44)	$-	$(44)

	December 31, 2014
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-sale portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$17,750	$-	$17,750
State and political subdivisions	-	8,443	-	8,443
Corporate	-	13,860	-	13,860
Residential mortgage-backed - US agency	-	30,575	-	30,575
Collateralized mortgage obligations - US agency	-	15,476	-	15,476
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	648	-	-	648
Large cap equity fund	649	-	-	649
Other mutual funds	-	379	-	379
Common stock - financial services industry	43	250	-	293
Total available-for-sale securities	$1,340	$86,733	$-	$88,073

Interest rate swap derivative	$-	$(82)	$-	$(82)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended September 30, 2015 were as follows:

(In thousands)	Common Stock - Financial Services Industry
Balance - June 30, 2015	$-
Total gains realized/unrealized:
Included in earnings	-
Included in other comprehensive income	-
Settlements	313
Sales	-
Balance - September 30, 2015	$313
Changes in unrealized gains included in earnings related to assets still held at September 30, 2015	$-

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the nine months ended September 30, 2015 were as follows:

(In thousands)	Common Stock - Financial Services Industry
Balance - December 31, 2014	$-
Total gains realized/unrealized:
Included in earnings	-
Included in other comprehensive income	-
Settlements	313
Sales	-
Balance - September 30, 2015	$313
Changes in unrealized gains included in earnings related to assets still held at September 30, 2015	$-

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company's investments that are categorized within Level 3 of the fair value hierarchy at the indicated dates.

At September 30, 2015
Investment Type	Fair Value	Valuation Techniques	Unobservable Input	Weight
(In thousands)
Common Stock - financial services	$313	Inputs to comparables	Weight ascribed to comparable companies	100%

There were no investments held within Level 3 of the fair value hierarchy as of December 31, 2014.

Pathfinder Bank had the following assets measured at fair value on a nonrecurring basis as of September 30, 2015 and December 31, 2014:

	September 30, 2015
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$1,294	$1,294
Foreclosed real estate	$-	$-	$435	$435

	December 31, 2014
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$1,277	$1,277
Foreclosed real estate	$-	$-	$105	$105

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at the indicated dates.

Quantitative Information about Level 3 Fair Value Measurements

	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At September 30, 2015
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 10% (8%)
	(Sales Approach)	Costs to Sell	7% - 15% (13%)
Discounted Cash Flow

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15% (15%)
	(Sales Approach)	Costs to Sell	6% - 8% (7%)

Quantitative Information about Level 3 Fair Value Measurements

	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2014
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 25% (13%)
	(Sales Approach)	Costs to Sell	6% - 50% (13%)
Discounted Cash Flow

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15% (15%)
	(Sales Approach)	Costs to Sell	6% - 8% (7%)

There have been no transfers of assets into or out of any fair value measurement level during the quarter ended September 30, 2015.

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in sales transactions on the dates indicated.  The estimated fair value amounts have been measured as of their respective period-ends, and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

Investment securities – The fair values of securities available-for-sale and held-to-maturity are obtained from an independent third party and are based on quoted prices on nationally recognized exchange where available (Level 1).  If quoted prices are not available, fair values are measured by utilizing matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities, but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2).  Management made no adjustment to the fair value quotes that were received from the independent third party pricing service.  During the third quarter of 2015, the Company purchased $313,000 in the common stock of a community-based financial institution that conducts its operations outside of the Company's primary market area.  The purchase was in conjunction with a capital raise by the financial institution that attracted multiple investors. The stock of this financial institution is not traded on any exchange and there are no quoted market prices available for this security (Level 3).  The security was purchased immediately before the measurement date at September 30, 2015.  Commensurate with the timing of the purchase, this investment was valued at its acquisition cost, which was considered to be its fair value as of the measurement date. The Company had no securities of this type at December 31, 2014.

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

The carrying amounts and fair values of the Company's financial instruments as of the indicated dates are presented in the following table:

		September 30, 2015		December 31, 2014
	Fair Value	Carrying	Estimated	Carrying	Estimated
(Dollars In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$17,374	$17,374	$11,356	$11,356
Investment securities - available-for-sale	1	1,270	1,270	1,340	1,340
Investment securities - available-for-sale	2	96,424	96,424	86,733	86,733
Investment securities - available-for-sale	3	313	313	-	-
Investment securities - held-to-maturity	2	43,534	44,952	40,875	42,139
Federal Home Loan Bank stock	2	1,881	1,881	3,454	3,454
Net loans	3	409,063	415,965	382,189	388,151
Accrued interest receivable	1	2,082	2,082	1,849	1,849

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$324,385	$324,385	$263,004	$263,004
Time Deposits	2	171,957	172,183	152,564	152,457
Borrowings	2	29,225	29,359	66,100	66,282
Junior subordinated debentures	2	5,155	4,385	5,155	4,799
Accrued interest payable	1	50	50	63	63
Interest rate swap derivative	2	44	44	82	82

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

The Company has $5.0 million of floating rate trust preferred debt indexed to 3-month LIBOR.  As a result, it is exposed to variability in cash flows related to changes in projected interest payments caused by changes in the benchmark interest rate.  During the fourth quarter of fiscal 2009, the Company entered into an interest rate swap agreement, with a $2.0 million notional amount, to convert a portion of the variable-rate junior subordinated debentures to a fixed rate for a term of approximately seven years at a rate of 4.96%.  The derivative is designated as a cash flow hedge.  The hedging strategy ensures that changes in cash flows from the derivative will be highly effective at offsetting changes in interest expense from the hedged exposure.

The following table summarizes the fair value of the outstanding derivative and its presentation on the statements of condition:

	September 30,	December 31,
(In thousands)	2015	2014
Cash flow hedge:
Other liabilities	$44	$82

The change in accumulated other comprehensive loss on a pretax basis and the impact on earnings from the interest rate swap that qualifies as a cash flow hedge for the periods indicated below were as follows:

	Three months ended September 30,
(In thousands)	2015	2014
Balance as of June 30:	$(57)	$(112)
Amount of gains/(losses) recognized in other comprehensive income	(2)	2
Amount of loss reclassified from other comprehensive income
and recognized as interest expense	15	16
Balance as of September 30:	$(44)	$(94)

	Nine months ended September 30,
(In thousands)	2015	2014
Balance as of December 31:	$(82)	$(135)
Amount of losses recognized in other comprehensive income	(8)	(6)
Amount of loss reclassified from other comprehensive income
and recognized as interest expense	46	47
Balance as of September 30:	$(44)	$(94)

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

	For the three months ended September 30, 2015
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Financial Derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(1,740)	$(34)	$149	$(694)	$(2,319)
Other comprehensive (loss) income before reclassifications	-	(1)	356	20	375
Amounts reclassified from AOCI	27	9	(52)	-	(16)
Ending balance	$(1,713)	$(26)	$453	$(674)	$(1,960)
	For the nine months ended September 30, 2015
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Financial derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(1,794)	$(49)	$457	$(733)	$(2,119)
Other comprehensive (loss) income before reclassifications	-	(5)	109	59	163
Amounts reclassified from AOCI	81	28	(113)	-	(4)
Ending balance	$(1,713)	$(26)	$453	$(674)	$(1,960)

	For the three months ended September 30, 2014
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Financial derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(969)	$(67)	$461	$(745)	$(1,320)
Other comprehensive (loss) income before reclassifications	-	-	(42)	17	(25)
Amounts reclassified from AOCI	7	10	(2)	-	15
Ending balance	$(962)	$(57)	$417	$(728)	$(1,330)
	For the nine months ended September 30, 2014
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Financial derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Securities reclassified from AFS to HTM	Total
Beginning balance	$(982)	$(81)	$99	$(781)	(1,745)
Other comprehensive (loss) income before reclassifications	-	(4)	335	53	384
Amounts reclassified from AOCI	20	28	(17)	-	31
Ending balance	$(962)	$(57)	$417	$(728)	$(1,330)

 The following table presents the amounts reclassified out of each component of AOCI for the indicated period:

	Amount Reclassified			Amount Reclassified
	from AOCI[1]			from AOCI[1]
	(Unaudited)			(Unaudited)
(In thousands)	For the three months ended			For the nine months ended
Details about AOCI[1] components	September 30, 2015	September 30, 2014	Affected Line Item in the Statement of Income	September 30, 2015	September 30, 2014

Unrealized holding gain on financial derivative:
Reclassification adjustment for
interest expense included in net income	$(15)	$(16)	Interest on long term borrowings	$(46)	$(47)
	6	6	Provision for income taxes	18	19
	$(9)	$(10)	Net Income	$(28)	$(28)
Retirement plan items
Retirement plan net losses
recognized in plan expenses[2]	$(45)	$(11)	Salaries and employee benefits	$(135)	$(33)
	18	4	Provision for income taxes	54	13
	$(27)	$(7)	Net Income	$(81)	$(20)

Available-for-sale securities
Realized gain on sale of securities	$88	$3	Net gains on sales and redemptions of investment securities	$188	$29
	(36)	(1)	Provision for income taxes	(75)	(12)
	$52	$2	Net Income	$113	$17

[1] Amounts in parentheses indicates debits in net income.
[2] These items are included in net periodic pension cost.
See Note 5 for additional information.

Note 13:  Subsequent Events

On October 15, 2015, the Company executed a $10.0 million non-amortizing subordinated loan agreement (the "Subordinated Loan") with an unrelated third party that is scheduled to mature on October 15, 2025. The Company has the right to prepay the Subordinated Note at any time after October 15, 2020 without penalty. The terms of the Subordinated Loan call for interest payments at an annual interest rate of 3.50% from October 15, 2015 to February 29, 2016. The annual interest rate charged the Company will increase to 6.25% on March 1, 2016.  The Subordinated Loan is senior in the Company's credit repayment hierarchy only to the Company's common equity and, as a result, qualifies as Tier 2 capital for all future periods when applicable.  The Company paid $161,000 in origination and legal fees as part of this transaction.  These fees will be amortized over the life of the Subordinated Loan through its first call date using the effective interest method.  The effective cost of funds related to this transaction is 6.46% calculated under this method.

The Company's management intends to use a portion of the proceeds from the Subordinated Loan for general corporate purposes and a portion of the proceeds to support the repayment of $13.0 million of the existing variable rate, non-cumulative perpetual senior preferred stock issued through the SBLF (the "preferred stock"). Due to certain restrictions imposed on the Company at the time that the preferred stock was issued, the timetable for repaying the SBLF and consequently retiring the preferred stock cannot be determined at this time.  The issuance of the Subordinated Note will increase interest expense by $646,000 per year but this increase in interest expense will likely be offset by a decrease in interest expense and/or preferred stock dividend distributions associated with reductions in other obligations of the Company including the preferred stock.  The timing and amount of those interest expense savings and preferred dividend distribution reductions cannot be definitively determined at this time.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

General

The Company is a Maryland corporation headquartered in Oswego, New York.  The primary business of the Company is its investment in Pathfinder Bank (the "Bank"), a New York savings bank, which is 100% owned by the Company and the Company is 100% owned by public shareholders.  At September 30, 2015, the Company had 4,352,203 shares of common stock outstanding. The Bank has four wholly-owned operating subsidiaries, Pathfinder Commercial Bank, Pathfinder Risk Management Company, Inc. ("PRMC"), Pathfinder REIT, Inc. and Whispering Oaks Development Corp. All significant inter-company accounts and activity have been eliminated in consolidation.  Although the Company owns, through its subsidiary PRMC, 51% of the membership interest in FitzGibbons Agency, LLC ("FitzGibbons"), the Company is required to consolidate 100% of FitzGibbons within the consolidated financial statements.  The 49% of which the Company does not own is accounted for separately as noncontrolling interests within the consolidated financial statements.  At September 30, 2015, the Company and subsidiaries had total assets of $607.2 million, total liabilities of $536.0 million and shareholders' equity of $71.2 million including the noncontrolling interest of $414,000, which represents the 49% of FitzGibbons not owned by the Company. See "Recent Events," below for a description of the proposed merger between Pathfinder Bank and Pathfinder Commercial Bank.

The following discussion reviews the Company's financial condition at September 30, 2015 and the results of operations for the three and nine month periods ended September 30, 2015 and 2014. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

•
The Company establishes a specific allowance for all commercial loans in excess of the total related credit threshold of $100,000 and single borrower residential mortgage loans in excess of the total related credit threshold of $300,000 identified as being impaired which are on nonaccrual and have been risk rated under the Company's risk rating system as substandard, doubtful, or loss. In addition, an accruing substandard loan could be identified as being impaired.  Impairment is measured by either the present value of the expected future cash flows discounted at the loan's effective interest rate or the fair value of the underlying collateral if the loan is collateral dependent.  The majority of the Company's impaired loans utilize the fair value of the underlying collateral.

•	For all other loans, the Company uses the general allocation methodology that establishes an allowance to estimate the probable incurred loss for each risk-rating category.

The loan portfolio also represents the largest asset type on the consolidated statement of condition.  Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses.

Deferred income tax assets and liabilities are determined using the liability method.  Under this method, the net deferred tax asset or liability is recognized for the future tax consequences.  This is attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating and capital loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The affect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  If current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established.  The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.  A valuation allowance of $319,000 was maintained at September 30, 2015, as management believes it may not generate sufficient capital gains to offset its capital loss carry forward.  The Company's effective tax rate differs from the statutory rate due primarily to non-taxable income from investment securities and bank owned life insurance.

The Company maintains a noncontributory defined benefit pension plan covering substantially all employees. The plan provides defined benefits based on years of service and final average salary. On May 14, 2012, The Company informed its employees of its decision to freeze participation and benefit accruals under the plan, primarily to reduce some of the volatility in earnings that can accompany the maintenance of a defined benefit plan.  Pension and post-retirement benefit plan liabilities and expenses are based upon actuarial assumptions of future events; including fair value of plan assets, interest rates, and the length of time the Company will have to provide those benefits.  The assumptions used by management are discussed in Note 12 to the consolidated annual financial statements.

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

Fair values for securities available-for-sale are obtained from an independent third party pricing service.  Where such quotations are available, fair values are based on quoted prices on a nationally recognized securities exchange.  If quoted prices are not available, fair values are measured using quoted market prices for similar benchmark securities.  Management made no adjustments to the fair value quotes that were provided by the pricing source.  The fair values of foreclosed real estate and the underlying collateral value of impaired loans are typically determined based on evaluations by third parties, less estimated costs to sell.  When necessary, appraisals are updated to reflect changes in market conditions.

Recent Events

On May 8, 2015, the Company announced that the Bank filed an application with the New York State Department of Financial Services ("NYSDFS") and the Federal Deposit Insurance Corporation ("FDIC") to combine with the Bank's wholly-owned subsidiary, Pathfinder Commercial Bank, a New York State-chartered commercial bank.  Prior to or simultaneously with the combination, Pathfinder Commercial Bank's charter will be amended such that Pathfinder Commercial Bank will become a full-service commercial bank, rather than a limited purpose commercial bank, which it currently is, and its name will be changed to "Pathfinder Bank".  The transaction is expected to be completed in the fourth quarter of 2015 and will have little impact on the current activities or investments of the Bank and Pathfinder Commercial Bank, although the Bank expects some annual cost savings as a result of the conversion.

On October 15, 2015, the Company executed a $10.0 million non-amortizing subordinated loan agreement (the "Subordinated Loan") with an unrelated third party that is scheduled to mature on October 15, 2025. The Company has the right to prepay the Subordinated Note at any time after October 15, 2020 without penalty. The terms of the Subordinated Loan call for interest payments at an annual interest rate of 3.50% from October 15, 2015 to February 29, 2016. The annual interest rate charged the Company will increase to 6.25% on March 1, 2016.  The Subordinated Loan is senior in the Company's credit repayment hierarchy only to the Company's common equity and, as a result, qualifies as Tier 2 capital for all future periods when applicable.  The Company paid $161,000 in origination and legal fees as part of this transaction.  These fees will be amortized over the life of the Subordinated Loan through its first call date using the effective interest method.  The effective cost of funds related to this transaction is 6.37% calculated under this method.

The Company's management intends to use a portion of the proceeds from the Subordinated Loan for general corporate purposes and a portion of the proceeds to support the repayment of $13.0 million of the existing variable rate, non-cumulative perpetual senior preferred stock issued through the SBLF (the "preferred stock"). Due to certain restrictions imposed on the Company at the time that the preferred stock was issued, the timetable for repaying the SBLF and consequently retiring the preferred stock cannot be determined at this time.  The issuance of the Subordinated Note will increase interest expense by $637,000 per year but this increase in interest expense will likely be offset by a decrease in interest expense and/or preferred stock dividend distributions associated with reductions in other obligations of the Company including the preferred stock.  The timing and amount of those interest expense savings and preferred dividend distribution reductions cannot be definitively determined at this time.

On September 24, 2015, the Company announced that its Board of Directors declared a quarterly dividend of $0.05 per common share.  The dividend is payable on November 3, 2015 to shareholders of record on October 14, 2015.

Overview and Results of Operations

The following represents the significant highlights of the Company's operating results between the third quarter of 2015 and the third quarter of 2014.

•	Net income available to common shareholders improved by 19.5% to $852,000.
•
Basic and diluted earnings per common share improved to $0.21 and $0.20 per share, respectively, due to the reported increase in earnings.  Return on average assets increased seven basis points to 0.59%.

•
Net interest income, after provision for loan losses, increased 14.8% to $4.6 million due to the Company's increase in asset size.  Net interest margin decreased by six basis points to 3.39%, due to a 19 basis point decline in loan yields in the quarter ended September 30, 2015 as compared with the same quarter in 2014.  This decline in loan yields was primarily due to the effects of the current interest rate environment whereby loans are being originated at lower yields than the loans that they are replacing that were originated in a previously higher interest rate environment.   The general decline in loan yields is commensurate with the current general interest rate environment and overall market competitive conditions.

The following represents significant highlights of the Company's operating results between the first nine months of 2015 and the first nine months of 2014.

•	Net income available to common shareholders improved by 8.8% to $2.0 million.
•	Basic and diluted earnings per common share improved to $0.49 and $0.48 per share, respectively, due to the reported increase in earnings. Return on average assets remained constant at 0.47%.
•
Net interest income, after provision for loan losses, increased 11.8% to $13.0 million.  Net interest margin decreased by seven basis points to 3.33% as the decrease in average yield on interest earning assets declined for the reasons noted for the three months ended September 30, 2015, as discussed above.

•
Asset quality exhibited signs of improvement between December 31, 2014 and September 30, 2015. Delinquencies decreased, the ratio of annualized net loan charge-offs to average loans decreased by four basis points to 0.21%, and the ratio of nonperforming loans to period end loans decreased by 34 basis points to 1.27%.

The following reflects the changes in financial condition between December 31, 2014 and September 30, 2015.

•
Total assets increased 8.2% to $607.2 million.  Increases were recorded in investment securities, loans, and cash and equivalents.  This was funded largely by the increases in Money Market Deposit Accounts ("MMDA") and business and municipal demand deposits.

The Company reported net income available to common shareholders of $852,000 for the three months ended September 30, 2015 compared to net income available to common shareholders of $713,000 for the three months ended September 30, 2014.  The increase in net income available to common shareholders was due primarily to a $401,000 increase in net interest income, before provision for loan losses, as a result of the increase in average interest-earning asset balances and the decrease in the average cost of interest-bearing liabilities between year-over-year third quarter periods.  Net income for the quarter ended September 30, 2015 was further improved by a $292,000 increase in noninterest income and a reduction in the provision for loan losses of $190,000 as compared with the same three month period in 2014. Partially offsetting these increases to net income was a $746,000 increase in noninterest expenses for the quarter ended September 30, 2015 as compared to the quarter ended September 30, 2014.

Return on average assets increased seven basis points to 0.59% between the year-over-year third quarter periods as the increase in net income (the numerator in the ratio) was outpaced by the increase in average assets (the denominator in the ratio).  Average assets increased due to increased loan origination activity supported by the increase in average deposits seen in the third quarter of 2015 as compared to the third quarter of 2014.

Net income available to common shareholders for the nine months ended September 30, 2015 was $2.0 million, an increase of $163,000 or 8.8% over the comparable prior year period.  The increase in net income available to common shareholders was primarily due to the increase in net interest income, after provision for loan losses, of $1.4 million resulting from higher average balances of interest earning assets and a decrease in average rates paid on interest bearing liabilities. Noninterest income increased $406,000 or 15.6%, to $3.0 million for the nine months ended September 30, 2015 as compared to the same nine-month period in 2014.  This increase was due to a broad range of factors including increased interchange fee income, insurance and investment commission income and a general increase in fee generating activities commensurate with the growth of the Company.  Partially offsetting these positive factors was an increase in noninterest expenses of $1.5 million or 13.3%, to $13.0 million for the nine months ended September 30, 2015 as compared to the nine month period ended September 30, 2014.

Return on average assets remained unchanged at 0.47% in the year-over-year nine month periods.  This was due to an increase in net income in the nine months ended September 30, 2015 that was essentially matched by a similar rate of increase in the Company's average assets.

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

	For the three months ended September 30,
	2015			2014
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$409,217	$4,699	4.59%	$363,353	$4,344	4.78%
Taxable investment securities	116,220	559	1.92%	107,407	508	1.89%
Tax-exempt investment securities	27,357	186	2.72%	28,400	196	2.76%
Interest-earning time deposit	-	-	0.00%	500	2	1.60%
Fed funds sold and interest-earning deposits	13,514	5	0.15%	9,909	2	0.08%
Total interest-earning assets	566,308	5,449	3.85%	509,569	5,052	3.97%
Noninterest-earning assets:
Other assets	40,270			41,895
Allowance for loan losses	(5,998)			(5,191)
Net unrealized gains
on available-for sale-securities	538			802
Total assets	$601,118			$547,075
Interest-bearing liabilities:
NOW accounts	$45,051	$24	0.21%	$39,779	$23	0.23%
Money management accounts	12,740	5	0.16%	13,247	6	0.18%
MMDA accounts	121,494	170	0.56%	92,742	104	0.45%
Savings and club accounts	73,343	15	0.08%	74,163	16	0.09%
Time deposits	156,374	294	0.75%	167,415	330	0.79%
Junior subordinated debentures	5,155	41	3.18%	5,155	39	3.03%
Borrowings	50,003	103	0.83%	44,516	138	1.24%
Total interest-bearing liabilities	464,160	652	0.56%	437,017	656	0.60%
Noninterest-bearing liabilities:
Demand deposits	63,223			58,548
Other liabilities	2,709			6,153
Total liabilities	530,092			501,718
Shareholders' equity	71,026			45,357
Total liabilities & shareholders' equity	$601,118			$547,075
Net interest income		$4,797			$4,396
Net interest rate spread			3.29%			3.37%
Net interest margin			3.39%			3.45%
Ratio of average interest-earning assets
to average interest-bearing liabilities			122.01%			116.60%

	For the nine months ended September 30,
	2015			2014
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$398,223	$13,649	4.57%	$353,839	$12,512	4.71%
Taxable investment securities	119,627	1,603	1.79%	101,449	1,445	1.90%
Tax-exempt investment securities	28,027	573	2.73%	27,445	585	2.84%
Interest-earning time deposit	-	-	0.00%	500	6	1.60%
Fed funds sold and interest-earning deposits	13,332	12	0.12%	7,986	4	0.07%
Total interest-earning assets	559,209	15,837	3.78%	491,219	14,552	3.95%
Noninterest-earning assets:
Other assets	40,017			41,402
Allowance for loan losses	(5,661)			(5,118)
Net unrealized gains
on available for sale securities	829			661
Total assets	$594,394			$528,164
Interest-bearing liabilities:
NOW accounts	$46,160	$63	0.18%	$39,319	$55	0.19%
Money management accounts	12,956	15	0.15%	13,300	16	0.16%
MMDA accounts	117,379	440	0.50%	93,927	294	0.42%
Savings and club accounts	74,674	46	0.08%	74,628	47	0.08%
Time deposits	156,158	871	0.74%	159,810	1,093	0.91%
Junior subordinated debentures	5,155	121	3.13%	5,155	120	3.10%
Borrowings	46,582	302	0.86%	38,243	391	1.37%
Total interest-bearing liabilities	459,064	1,858	0.54%	424,382	2,016	0.63%
Noninterest-bearing liabilities:
Demand deposits	61,790			54,980
Other liabilities	3,067			4,437
Total liabilities	523,921			483,799
Shareholders' equity	70,473			44,365
Total liabilities & shareholders' equity	$594,394			$528,164
Net interest income		$13,979			$12,536
Net interest rate spread			3.24%			3.32%
Net interest margin			3.33%			3.40%
Ratio of average interest-earning assets
to average interest-bearing liabilities			121.82%			115.75%

As indicated in the above tables, net interest income increased $401,000, or 9.1%, to $4.8 million for the three months ended September 30, 2015 as compared to the same prior year period due principally to the increase in average balances of interest earning assets and the decrease in average rates paid on average time deposits and borrowings.  Net interest margin reported a nominal decrease of 7 basis points to 3.3% due largely to the decrease in average yields earned on the Company's loans and tax-exempt investment securities.   The following analysis should also be viewed in conjunction with the table below which reports the changes in net interest income attributable to rate and volume.

Interest income increased $397,000, or 7.9%, to $5.4 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.  The increase in interest income was due principally to the increase in average balances of loans and taxable investment securities which increased 12.6% and 8.2%, respectively, in 2015 as compared with the same three month period in 2014. The increase in the average balances of loans reflected the Company's continued success in its expansion within the greater Syracuse market in conjunction with organic growth as a result of our new Syracuse business banking office which opened in the third quarter of 2014.  These increases offset the 19 basis point decrease in average yield on loans. The decrease in the yield on loans was the result of previously existing loans maturing at higher yields and being replaced by new loans at the lower current market yields.

Interest expense for the three months ended September 30, 2015 decreased $4,000, or 0.6%, to $652,000 when compared to the same prior year period. This decrease was primarily due to the decrease in average rates paid on time deposits as maturing certificates of deposit at higher rates were replaced with certificates of deposit at the current lower market rates.  This effect was partially offset by an increase in average interest-bearing liabilities of $27.1 million or 6.2%, to $464.2 million for the three months ended September 30, 2015 as compared to the same period in the prior year.

For the nine month period ended September 30, 2015, interest income increased $1.3 million, or 8.8%, to $15.8 million compared to the same prior year period.  The increase in interest income was due primarily to the increase in average balances of loans and taxable investment securities, which increased 12.5% and 17.9%, respectively.  The increase in the average balances of loans was the direct result of the Company's success in filling the borrowing needs of credit worthy customers within our established market areas and our successful entry into the greater Syracuse marketplace.  Partially offsetting the interest income generated by the increases in average balances of loans and taxable investment securities were decreases in average yields on these two product types of 14 basis points and 11 basis points, respectively, and for reasons similar to those cited previously for the decrease in average yields for the third quarter year-over-year comparisons.

Interest expense for the nine months ended September 30, 2015 decreased $158,000 or 7.8% to $1.9 million due principally to the 17 basis points reduction on average rates paid on time deposits.  Additionally, interest expense on borrowings decreased $88,000 due principally to the decrease of 51 basis points in the average rates paid on FHLBNY advances, partially offset by the $8.3 million increase in average balances of FHLBNY advances.

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

	Three months ended September 30,			Nine months ended September 30,
	2015 vs. 2014			2015 vs. 2014
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Loans	$1,316	$(961)	$355	$1,737	$(600)	$1,137
Taxable investment securities	42	9	51	290	(132)	158
Tax-exempt investment securities	(7)	(3)	(10)	18	(30)	(12)
Interest-earning time deposits	(1)	(1)	(2)	(3)	(3)	(6)
Interest-earning deposits	1	2	3	4	4	8
Total interest income	1,351	(954)	397	2,046	(761)	1,285
Interest Expense:
NOW accounts	10	(9)	1	10	(2)	8
Money management accounts	-	(1)	(1)	-	(1)	(1)
MMDA accounts	37	29	66	82	64	146
Savings and club accounts	-	(1)	(1)	-	(1)	(1)
Time deposits	(21)	(16)	(37)	(24)	(197)	(221)
Junior subordinated debentures	-	2	2	-	1	1
Borrowings	90	(124)	(34)	110	(200)	(90)
Total interest expense	116	(120)	(4)	178	(336)	(158)
Net change in net interest income	$1,235	$(834)	$401	$1,868	$(425)	$1,443

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

The Company recorded $220,000 in provision for loan losses for the three month period ended September 30, 2015, as compared to $410,000 for the three month period ended September 30, 2014.  The decrease in the provision for loan losses was due principally to a general improvement in the loan portfolio's credit quality resulting in a reduction in nonperforming loans to total loans from 1.61% at December 30, 2014 to 1.27% at September 30, 2015.  Partially offsetting this improvement in loan quality was a 12.6% increase in average loan balances over the nine month period ended September 30, 2015 and the corresponding increase in estimable and probable loan losses inherent in the performing loan portfolio.

For the first nine months of 2015 we recorded $1.0 million in provision for loan losses as compared to $930,000 in the same prior year period. This increase was due primarily to a 12.0% increase in average loan balances between the first nine months of 2015 and the first nine months of 2014.

Management extensively reviews trends in historical losses, environmental factors and specific reserve needs on loans individually evaluated for impairment in its determination of the adequacy of the allowance for loan losses.

The Company measures delinquency based on the amount of past due loans as a percentage of total loans.  This delinquency ratio improved to 2.7% at September 30, 2015 as compared to 3.0% at December 31, 2014.   This improvement was concentrated in the 60-89 day and 90 days and over past due categories and was primarily in the commercial loan and residential loan product segments.  Commercial lines of credit 30-59 days past due increased to $754,000 at September 30, 2015 from -0- at December 31, 2014.  This increase was primarily the result of three delinquent loans to one borrower totaling $671,000 that were brought current and therefore removed from the delinquency listing in October 2015. The consumer loan product segment, representing 6.7% of the total loan portfolio, reported a small increase in delinquencies between December 31, 2014 and September 30, 2015.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, including insurance agency commissions, and net gains on sales of securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(Dollars in thousands)	2015	2014	Change		2015	2014	Change
Service charges on deposit accounts	$299	$311	$(12)	-3.9%	$853	$894	$(41)	-4.6%
Earnings and gain on bank owned life insurance	250	64	186	290.6%	400	190	210	110.5%
Loan servicing fees	55	81	(26)	-32.1%	148	202	(54)	-26.7%
Debit card interchange fees	131	127	4	3.1%	390	369	21	5.7%
Other charges, commissions and fees	352	304	48	15.8%	1,017	880	137	15.6%
Noninterest income before gains	1,087	887	200	22.5%	2,808	2,535	273	10.8%
Net gains on sales and redemptions of investment securities	88	3	85	2833.3%	188	29	159	548.3%
Net gains on sales of loans and foreclosed real estate	17	10	7	70.0%	13	39	(26)	-66.7%
Total noninterest income	$1,192	$900	$292	32.4%	$3,009	$2,603	$406	15.6%

The Company recorded a nonrecurring gain on the proceeds of a life insurance policy in the amount of $135,000 during the three months ended September 30, 2015. This accounted for a significant portion of the $292,000, or 32.4%, increase in total noninterest income in the three months ended September 30, 2015 as compared with the same three month period in 2014. In addition to this amount, the remainder of the increase in total noninterest income between year-over-year third quarter periods was due largely to the increase in commission income from the Agency of $41,000. The increase in net commission income from the Agency was largely the result of the first quarter acquisition of the Baldwinsville, New York based Huntington Agency that closed in the first quarter of 2015. Additionally, the Company recorded gains of $88,000 for the sales of eight investment securities. Partially offsetting the increases in noninterest income noted above was a decrease in loan servicing fees of $26,000 and service charges on deposit accounts of $12,000 as compared with the third quarter of 2014.  The decline in loan servicing fees during the third quarter of 2015 as compared with the same quarter of 2014 was due to the recognition of nonrecurring loan servicing fee income received in 2014 that represented amounts that had been due to the Company from prior periods. The decline in deposit loan servicing fees resulted from a change in the Company's practice of recording certain fees as other noninterest income in 2015 that had been previously recorded as deposit account service fees in prior years.

The Company recorded a nonrecurring gain on the proceeds of a life insurance policy in the amount of $135,000 during the nine months ended September 30, 2015. This accounted for a significant portion of the $406,000, or 15.6%, increase in total noninterest income in the nine months ended September 30, 2015 as compared with the same three month period in 2014. In addition to this amount, the increase in total noninterest income for the nine months ended September 30, 2015 as compared to the same prior year period was due to the increase in other charges, commission and fees due principally to the Agency and the investment services business unit.  An $87,000 increase in net commission income from the Agency was largely the result of the first quarter acquisition activity described above.  Net commission income from the investment services business unit recorded a year-over-year three quarter aggregate increase of $24,000.  Additionally, the Company recorded gains of $188,000 for the sales of 20 securities.  These securities sales were made to release collateral that was previously acquired for a large influx of municipal deposits that were deemed to be temporary, to raise liquidity to fund increased loan volume and to realign the portfolio to meet changes in the Company's overall balance sheet and future cash flow requirements.  Partially offsetting the increases in noninterest income noted above was the decrease in net gains on sales of loans and foreclosed real estate as the third quarter activity recorded a $13,000 gain as compared to the $39,000 in net gains on the sale of four foreclosed real estate properties in the third quarter of 2014.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(Dollars in thousands)	2015	2014	Change		2015	2014	Change
Salaries and employee benefits	$2,478	$2,141	$337	15.7%	$7,216	$6,526	$690	10.6%
Building occupancy	535	421	114	27.1%	1,479	1,193	286	24.0%
Data processing	462	367	95	25.9%	1,204	1,131	73	6.5%
Professional and other services	206	160	46	28.8%	654	508	146	28.7%
Advertising	116	141	(25)	-17.7%	352	372	(20)	-5.4%
FDIC assessments	105	99	6	6.1%	302	294	8	2.7%
Audits and exams	58	61	(3)	-4.9%	179	186	(7)	-3.8%
Other expenses	598	422	176	41.7%	1,628	1,273	355	27.9%
Total noninterest expenses	$4,558	$3,812	$746	19.6%	$13,014	$11,483	$1,531	13.3%

The increase in noninterest expenses between year-over-year third quarter periods was due principally to an increase in salaries and employee benefits, building occupancy, and other expenses.  The detail of these noninterest expenses in the third quarter follows:

The increase in salaries and employee benefits between the year-over-year third quarter periods was principally due to general increases in salary and headcount increases related to the new Syracuse business banking office which opened in the third quarter of 2014.

The increase in building occupancy expenses was principally due to $81,000 in additional depreciation related primarily to newly-acquired furniture and fixtures placed in service throughout 2015 and the addition of the new Syracuse business banking office discussed above.

The increase in data processing costs was primarily due to a combined increase of $68,000 in internet banking and check processing charges related to increased customer usage of the Company's business banking services and increased business banking transaction volume.

The increase in professional and other services expenses was due largely to an additional $33,000 in legal and consulting fees related to ongoing business initiatives related to the proposed merger of Pathfinder Bank with the Bank's wholly-owned subsidiary, Pathfinder Commercial Bank.  See "Recent Events," above.

Other expenses increased in the year-over-year third quarter periods due principally to community service donations that increased by $93,000 and $30,000 in reserves for potential recourse contingencies related to previous residential mortgage loan sales.  The remainder of the increases relate to a range of discretionary spending aimed at enhancing the future competitiveness of the Company in the marketplace.

The increase in noninterest expenses between the nine month period ended September 30, 2015 and the same prior year period was principally due to an increase in salaries and employee benefit expenses, building occupancy expenses, and other expenses.  The detail of these noninterest expenses in the nine month period follows:

The increase in salaries and employee benefits between these two time periods was due to wage and merit increases and personnel expenses related to the operation of the new Syracuse business banking office, ESOP compensation expenses driven by the increase in market value of our common stock shares, and employee benefits.

The increase in building occupancy expenses is primarily related to $104,000 in additional depreciation related primarily to newly-acquired furniture and fixtures placed in service throughout 2015, a $77,000 increase in property taxes, $51,000 related to the lease on the new Syracuse business banking office, and $38,000 related to the increase in building maintenance driven principally by the unusually harsh winter in early 2015.

The increase in professional and other services expenses was due largely to an additional $135,000 in legal and consulting fees related to ongoing business initiatives.

Other expenses increased in the nine months ended September 30, 2015, as compared to the previous nine-month period in 2014, due to an additional $142,000 in community service donations, an additional $80,000 in reserves for potential contingencies related to previous residential mortgage loan sales, and $36,000 in debit card related expenses.

Income Tax Expense

Income tax expense decreased by $1,000 for the quarter ended September 30, 2015 as compared to the same period in 2014 primarily due to an increase in pretax income and a decrease in the effective tax rate for the year-over-year third quarter periods.  This decrease in the effective income tax rate was substantially produced by the recognition of $135,000 in non-taxable life insurance proceeds. The effective tax rate for the third quarter of 2015 was 26.5%, exclusive of the net income attributable to our controlling interest in the Insurance Agency.  For the three-month period ended September 30, 2014, the effective tax rate was 30.1%.

Income tax expense increased by $62,000 for the nine month period ended September 30, 2015 as compared to the same prior year period due principally to the increase in pretax income between these two periods.  The effective tax rate was 28.6% for the first nine months of 2015 as compared to 29.2% for the same prior year period, exclusive of the net income attributable to our controlling interest in the Insurance Agency.

Significant changes to New York State's tax laws took effect January 1, 2015.  New York has eliminated Article 32, a bank-specific section of its tax law.  The Company will now be subject to Article 9-A, the same regime that covers most other corporations doing business within the state.  The effect of this change is expected to be favorable in its entirety for financial institutions, such as the Company, that do business almost exclusively within the state.  For the three and nine month period ended September 30, 2015, this change did not materially change the recorded New York State tax expense, as now computed, in comparison to the expense that would have been recorded under the previous regime.

Earnings per Share

Basic and diluted earnings per share increased $0.04 and $0.03, respectively in the three months ended September 30, 2015 as compared with the same three month period in 2014.  Basic and diluted earnings per share for the three months ended September 30, 2015 improved to $0.21 and $0.20 per share, respectively, due to the reported increase in net income.

For the nine months ended September 30, 2015, basic and diluted earnings per share increased $0.05 and $0.04, respectively, in 2015 as compared with the same nine month period in 2014.  Basic and diluted earnings per share improved in the 2015 nine month period to $0.49 and $0.48 per share, respectively. The increase in earnings per share between the two nine month periods was due to the reported increase in net income between these two time periods, offset partially by the increase in preferred stock dividends of $34,000.  Further information on earnings per share can be found in Note 3 to our unaudited consolidated financial statements.

Changes in Financial Condition

Assets

Total assets increased $46.1 million, or 8.2%, to $607.2 million at September 30, 2015 as compared to December 31, 2014.  This increase was due primarily to an increase in investment securities, loans, and total cash and cash equivalents.

Total loans receivable increased $27.3 million, or 7.0%, to $414.8 million at September 30, 2015 from December 31, 2014. All loan product segments recorded increases between these two dates led by increases in commercial and industrial loans and 1-4 family first-lien residential mortgages. Pathfinder Bank's disciplined customer contact efforts have allowed us to continue to grow in our targeted market areas while maintaining our credit standards.

Investment securities increased $12.6 million, or 9.8%, to $141.5 million at September 30, 2015 due principally to the need to collateralize the increase in municipal deposits between these two dates. Of the total increase in investment securities, $9.9 million was classified within the available-for-sale portfolio.  The remaining increase was recorded in the held-to-maturity investment securities portfolio.  When new investment securities are acquired, management reviews certain security characteristics and determines the Company's intent and ability to hold the security to maturity.  Based on the security characteristics and management's intentions, the security is classified as either available-for-sale or held-to-maturity.

Liabilities

Total liabilities increased $44.2 million, or 9.0%, to $536.0 million at September 30, 2015.  Deposits increased $80.8 million, or 19.4%, to $496.3 million at September 30, 2015. The increase was due largely to MMDA promotions in the second and third quarters of 2015 resulting in business and municipal deposit increases.  Additionally, demand deposit accounts increased in the business market segment and both demand deposit accounts and NOW accounts increased within the municipal market segment prompted by the seasonal property tax collections in the first three quarters of the year. These increases allowed the total of short term and long term borrowings from the FHLB to be paid down by $36.9 million during the nine months ended September 30, 2015.

Shareholders' Equity

The Company's shareholders' equity, exclusive of the non-controlling interest, increased $2.0 million to $70.8 million at September 30, 2015 from $68.8 million at December 31, 2014.  This increase was principally due to a $1.6 million increase in retained earnings, and a $159,000 decrease in accumulated comprehensive loss.  The increase in retained earnings resulted from $2.1 million in net income offset by $454,000 in dividends declared on our common stock and $97,000 in dividends declared on our SBLF preferred stock.  The decrease in accumulated comprehensive loss was the result of the increase in fair market value of our available for sale investment securities during the third quarter of 2015.

Capital

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company's goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards.  At September 30, 2015, Pathfinder Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a "well-capitalized" institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 8%, Tier 1 common equity exceeding 6.5%, and a total risk-based capital ratio exceeding 10%.

Pathfinder Bank's capital amounts and ratios as of the indicated dates are presented in the following table.

					MinimumTo Be "Well-
			Minimum		Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2015
Total Core Capital (to Risk-Weighted Assets)	$66,189	16.70%	$31,703	8.00%	$39,629	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$61,060	15.41%	$23,778	6.00%	$31,703	8.00%
Tier 1 Common Equity (to Risk-Weighted Assets)	$61,060	15.41%	$17,833	4.50%	$25,759	6.50%
Tier 1 Capital (to Assets)	$61,060	10.23%	$23,865	4.00%	$29,831	5.00%
As of December 31, 2014:
Total Core Capital (to Risk-Weighted Assets)	$63,831	16.60%	$30,754	8.00%	$38,443	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$58,842	15.31%	$15,377	4.00%	$23,066	6.00%
Tier 1 Capital (to Assets)	$58,842	10.55%	$22,302	4.00%	$27,878	5.00%

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of non-performing assets at the indicated dates:

	September 30,	December 31,	September 30,
(Dollars In thousands)	2015	2014	2014
Nonaccrual loans:
Commercial loans	$3,832	$4,030	$5,159
Consumer	333	324	255
Residential mortgage loans	1,083	1,902	2,028
Total nonaccrual loans	5,248	6,256	7,442
Total nonperforming loans	5,248	6,256	7,442
Foreclosed real estate	472	261	440
Total nonperforming assets	$5,720	$6,517	$7,882

Troubled debt restructurings not included above	$1,939	$2,219	$1,931

Nonperforming loans to total loans	1.27%	1.61%	1.99%
Nonperforming assets to total assets	0.94%	1.16%	1.38%

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

As indicated in the table above, nonperforming assets at September 30, 2015 were $5.7 million, $797,000 lower than the $6.5 million at December 31, 2014.  The decrease in nonperforming loans was the result of a decrease of $819,000 in nonperforming residential mortgage loans and a decrease of $198,000 in commercial loans to a single borrower that were restored to accrual status. The decrease in nonperforming residential loans was comprised of two loans totaling $360,000 that were written down and charged off to their net realizable value and transfer to foreclosed assets and three loans totaling $430,000 that were restored to accrual status. This decrease in nonperforming residential and commercial loans was partially offset by a $211,000 increase in foreclosed real estate assets.

As indicated in the nonperforming asset table above, foreclosed real estate ("FRE") balances increased at September 30, 2015 from December 31, 2014 due to the addition of two residential mortgage and two commercial real estate properties.  There were no foreclosed commercial real estate properties at December 31, 2014 and four residential mortgage properties as of that date...  More information regarding foreclosed real estate can be found in Note 8 to our unaudited consolidated financial statements.

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

The allowance for loan losses represents management's estimate of the probable losses inherent in the loan portfolio as of the date of the statement of condition.  The allowance for loan losses was $5.7 million and $5.3 million at September 30, 2015 and December 31, 2014, respectively.    The increase in the allowance for loan losses was due, in part, to the increase in the specific reserves on impaired loans between these two dates.  The Company reported the ratio of the allowance for loan losses to gross loans remained constant at 1.38% at September 30, 2015 and December 31, 2014. Management performs a quarterly evaluation of the allowance for loan losses based on quantitative and qualitative factors and has determined that the current level of the allowance for loan losses is adequate to absorb the losses in the loan portfolio as of September 30, 2015.

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

At September 30, 2015 and December 31, 2014, the Company had $6.9 million and $7.4 million in loans, respectively, which were deemed to be impaired, having established specific reserves of $1.0 million and $917,000, respectively, on these loans.  The decrease in impaired loans between these two dates was driven by the decrease in impaired 1-4 family first lien residential mortgages, and partially offset by an increase in impaired loans within the commercial lines of credit and other commercial and industrial loan classes.

Management has identified potential problem loans totaling $9.3 million as of September 30, 2015 which is $900,000 greater than the $8.4 million in potential problem loans reported at December 31, 2014.  These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired.  The increase was principally due to the addition of one large commercial relationship across two loans totaling $2.6 million rated as special mention, partially offset by the positive migration of a number of loans into classification categories above special mention. Management has identified potential credit problems which required heightened management attention and may result in the borrowers not being able to comply with the current loan repayment terms and which may result in it being included in future impaired loan reporting.

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

Through the first nine months of 2015, as indicated in the Consolidated Statement of Cash Flows, the Company reported net cash flows from financing activities of $43.4 million generated principally by $61.3 million in increased balances of demand, savings and money market deposit accounts, partially offset by a $39.9 million reduction in short-term borrowings.  This increase in the balances of demand, savings and money market deposit accounts was the result of organic growth and new customer relationships within our existing marketplace concentrated in the business and municipal customer segments coupled with targeted promotions for our MMDA product.  The financing proceeds were invested in purchases of investment securities of $13.0 million, net of proceeds from maturities, sales and redemptions.  In addition, $28.5 million was invested in net new loan generation.  Net cash flows from operating activities provided an additional $4.3 million through the first nine months of 2015 resulting in an increase in cash and equivalents of $6.0 million through this time period.  As a recurring source of liquidity, the Company's investment securities provided $22.5 million in proceeds from maturities and principal reductions through the first nine months of 2015.

The Company has a number of existing credit facilities available to it.  At September 30, 2015, total credit available to the Company under the existing lines of credit was approximately $155.0 million at FHLBNY, the Federal Reserve Bank, and three other correspondent banks.  At September 30, 2015, the Company had $29.2 million outstanding on its existing lines of credit with $125.8 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of September 30, 2015, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.                                                                           Description

31.1                          Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2                          Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1                 Section 1350 Certification of the Chief Executive Officer and Chief Financial
                        Officer
101	The following materials from Pathfinder Bancorp, Inc. Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows, and (iv) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATHFINDER BANCORP, INC.
(registrant)

 November 13, 2015                     /s/ Thomas W. Schneider
Thomas W. Schneider
President and Chief Executive Officer

 November 13, 2015                    /s/ James A. Dowd
James A. Dowd
Senior Vice President and Chief Financial Officer