Form 10-K
period 2015-12-31
Pathfinder Bancorp, Inc.
filed 2016-03-29
CIK 1609065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2015, as reported by the NASDAQ Capital Market ($11.76), was approximately $51.2 million.

As of March 15, 2016, there were 4,353,850 shares issued and outstanding of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE:
Proxy Statement for the 2016 Annual Meeting of Shareholders of the Registrant (Part III).

TABLE OF CONTENTS

FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED
DECEMBER 31, 2015
PATHFINDER BANCORP, INC.

"Table of Contents"

PART I

FORWARD-LOOKING STATEMENTS

When used in this Annual Report the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties. Actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause the Company's actual results and financial condition to differ from those indicated in the forward-looking statements include, among others:

•	Credit quality and the effect of credit quality on the adequacy of our allowance for loan losses;
•	Deterioration in financial markets that may result in impairment charges relating to our securities portfolio;
•	Competition in our primary market areas;
•	Changes in interest rates and national or regional economic conditions;
•	Changes in monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;
•	Significant government regulations, legislation and potential changes thereto;
•	A reduction in our ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;
•	Increased cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;
•	Limitations on our ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations; and
•	Other risks described herein and in the other reports and statements we file with the SEC.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Undue reliance should not be placed on any such forward-looking statements, which speak only as of the date made.  The factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.  Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

ITEM 1: BUSINESS

GENERAL

Pathfinder Bancorp, Inc.

Pathfinder Bancorp, Inc. (the "Company") is a Maryland corporation headquartered in Oswego, New York. On October 16, 2014, the Company completed its conversion from the mutual holding company ("MHC") structure and the related public offering and is now a stock holding company that is fully owned by the public (the "Conversion").  As a result of the Conversion, the mutual holding company and former mid-tier holding company were merged into Pathfinder Bancorp, Inc. The primary business of the Company is its investment in Pathfinder Bank (the "Bank") which is 100% owned by the Company.  The Company sold 2,636,053 shares of common stock, in the Conversion, including 105,442 shares to the Pathfinder Bank employee stock ownership plan ("ESOP"). All shares were sold at a price of $10.00 per share raising $26.4 million in gross proceeds.  Additionally, $197,000 in cash was received from the merger of MHC into the company; and after accounting for Conversion related expenses of $1.5 million, which offset gross proceeds, the Company received $24.9 million in net proceeds.  Concurrent with the completion of the Conversion, publicly owned shares of Pathfinder Bancorp, Inc., a federal corporation ("Pathfinder-Federal"), were exchanged for 1.6472 shares of the Company's common stock.
At December 31, 2015 and 2014, 4,353,850 and 4,352,203 shares of Company common stock were outstanding, respectively.

"Table of Contents"
In 2011, in connection with Pathfinder-Federal's redemption of its interests in the Troubled Asset Relief Program ("TARP"), Pathfinder-Federal sold 13,000 shares of variable rate, non-cumulative perpetual senior preferred stock to the U.S. Treasury for $13.0 million in gross proceeds as part of the Small Business Lending Fund ("SBLF") program. The Company exchanged on a one-for-one basis its preferred stock for Pathfinder-Federal's preferred stock with the same rights and privileges to the U.S. Treasury in connection with the Conversion.

On October 15, 2015, the Company executed the $10.0 million non-amortizing Subordinated Loan with an unrelated third party that is scheduled to mature on October 1, 2025. The Company has the right to prepay the Subordinated Loan at any time after October 15, 2020 without penalty. The terms of the Subordinated Loan require interest payments at an annual interest rate of 3.50% from October 15, 2015 to February 29, 2016. The annual interest rate will increase to 6.25% on March 1, 2016 through the maturity date. The Subordinated Loan is senior in the Company's credit repayment hierarchy only to the Company's common equity and, as a result, qualifies as Tier 2 capital for all future periods when applicable.  The Company paid $172,000 in origination and legal fees as part of this transaction.  These fees will be amortized over the life of the Subordinated Loan through its first call date of October 1, 2020 using the effective interest method.  The effective cost of funds related to this transaction is 6.44% calculated under this method.

The proceeds from the Subordinated Loan were used to repay the preferred stock, which was retired on February 16, 2016.  The issuance of the Subordinated Loan will increase interest expense by $644,000 per year but prospectively reduce the amount payable to the SBLF in preferred stock dividends.  Effective April 1, 2016, the annual dividend rate for the preferred stock would have been 9.0%.  The retirement of the $13.0 million of the SBLF Preferred Series B stock, therefore, will result in an annual reduction of preferred dividends payable of $1.2 million.  The Company paid $130,000 in preferred dividends in 2015. These transactions had no effect on the regulatory capital position of the Bank.

On May 8, 2015, the Company announced that the Bank filed an application with the New York State Department of Financial Services (the "Department" or the "NYSDFS") and the Federal Deposit Insurance Corporation ("FDIC") to merge with the Bank's wholly-owned subsidiary, Pathfinder Commercial Bank, a New York State-chartered limited purpose commercial bank.  Prior to or simultaneously with the merger, Pathfinder Commercial Bank's charter will be amended such that Pathfinder Commercial Bank will become a full-service commercial bank, rather than a limited purpose commercial bank, and its name will be changed to "Pathfinder Bank".  The transaction is expected to be completed in the first half of 2016 and will not impact the current activities or investments of the Bank and Pathfinder Commercial Bank, although the Bank expects some annual cost savings as a result of the merger.

At December 31, 2015, the Company` had total consolidated assets of $623.3 million, total deposits of $490.3 million and shareholders' equity of $70.8 million plus a noncontrolling interest of $424,000, which represents the 49% not owned by the Company as a result of the 2013 acquisition of the FitzGibbons Agency, LLC.

The Company's executive office is located at 214 West First Street, Oswego, New York and the telephone number at that address is (315) 343-0057.  Its internet address is www.pathfinderbank.com.  Information on our website is not and should not be considered to be a part of this report.

Pathfinder Bank

The Bank is a New York-chartered stock savings bank and its deposit accounts are insured up to applicable limits by the FDIC through the Deposit Insurance Fund ("DIF").  The Bank is subject to extensive regulation by the Department, as its chartering agency, and by the FDIC, as its deposit insurer and primary federal regulator.  The Bank is a member of the Federal Home Loan Bank of New York ("FHLBNY") and is subject to certain regulations by the Federal Home Loan Bank System.

"Table of Contents"
The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank's market area, and investing such deposits, together with other sources of funds, in loans secured by residential real estate, commercial real estate, small business loans, and consumer loans.  The Bank invests a portion of its assets in securities issued by the United States Government and its agencies and sponsored enterprises, state and municipal obligations, corporate debt securities, mutual funds, and equity securities.  The Bank also invests in mortgage‑backed securities primarily issued or guaranteed by United States Government sponsored enterprises and collateralized mortgage obligations.  The Bank's principal sources of funds are deposits, principal and interest payments on loans and investments, as well as borrowings from correspondent financial institutions.  The principal source of income is interest on loans and investment securities.  The Bank's principal expenses are interest paid on deposits, employee compensation and benefits, data processing and facilities.

Pathfinder Bank also owns and operates a limited purpose commercial bank subsidiary, Pathfinder Commercial Bank, which serves the depository needs of municipalities and public entities in its market area.  On May 8, 2015, the Company announced that the Bank filed an application with the Department and the to merge with the Bank's wholly-owned subsidiary, Pathfinder Commercial Bank, a New York State-chartered limited purpose commercial bank.  Prior to or simultaneously with the merger, Pathfinder Commercial Bank's charter will be amended such that Pathfinder Commercial Bank will become a full-service commercial bank, rather than a limited purpose commercial bank, and its name will be changed to "Pathfinder Bank".  The transaction is expected to be completed in the first half of 2016 and will not impact the current activities or investments of the Bank and Pathfinder Commercial Bank, although the Bank expects some annual cost savings as a result of the conversion.

The Bank has Pathfinder REIT, Inc., a New York corporation, as its wholly-owned real estate investment trust subsidiary.  At December 31, 2015, Pathfinder REIT, Inc. held $28.4 million in mortgages and mortgage related assets.  All disclosures in this Form 10-K relating to the Bank's loans and investments include loans and investments that are held by Pathfinder REIT, Inc.

The Bank also has 100% ownership of Whispering Oaks Development Corp., a New York corporation, that is retained to operate or develop foreclosed real estate emerges.

Additionally, the Bank has 100% ownership of Pathfinder Risk Management Company, Inc. which was established to record the 51% controlling interest upon the December 2013 purchase of the FitzGibbons Agency, an Oswego County property, casualty and life insurance brokerage business with approximately $701,000 in annual revenues.

Finally, the Company has a non-consolidated Delaware statutory trust subsidiary, Pathfinder Statutory Trust II, of which 100% of the common equity is owned by the Company.  Pathfinder Statutory Trust II was formed in connection with the issuance of $5.2 million in trust preferred securities.

Employees

As of December 31, 2015, the Bank had 118 full-time employees and 16 part-time employees.  The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

MARKET AREA AND COMPETITION

Market Area

We provide financial services to individuals, families, small to mid-size businesses and municipalities through our seven branch offices located in Oswego County and our one branch office in Onondaga County and our business banking office in Syracuse, New York.  Our primary market area is Oswego and Onondaga Counties.  Our primary lending market area includes both Oswego and Onondaga Counties.  However, our primary deposit generating area is concentrated in Oswego County and the areas surrounding our Onondaga County branches.

"Table of Contents"
The economy in Oswego County is based primarily on manufacturing, energy production, heath care, education, and government.  The broader Central New York market has a more diverse array of economic sectors, including, food processing production and transportation, in addition to financial services.  The region has developed particular strength in emerging industries such as bio-processing, medical devices and renewable energy.

Based on recent independent market survey reports, median home values were $125,500 in Onondaga County and $70,000 in Oswego County at the end of 2015.  While home values have stagnated since 2008, the Syracuse metro area, including Onondaga and Oswego Counties, did not experience the significant loss of value during the economic recession that many other areas of the country experienced.

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

As of June 30, 2015, based on the most recently-available FDIC data, we had the second largest market share in Oswego County, representing 24.0% of all deposits, and 0.8% of all deposits in Onondaga County.  In addition, when combining both Oswego and Onondaga Counties, we have the eighth largest market share of seventeen institutions, representing 4.4% of the total market.

LENDING ACTIVITIES

General

Our primary lending activity is originating one-to-four family residential real estate loans, the majority of which have fixed rates of interest.  Our loan portfolio also includes commercial real estate loans, commercial and municipal loans, home equity loans and junior liens and consumer loans.  In order to diversify our loan portfolio, increase our income sources and make our loan portfolio less interest rate sensitive, in recent years, we have sought to significantly increase our commercial real estate and commercial business lending, consistent with safe and sound underwriting practices. Accordingly, we offer adjustable-rate commercial mortgage loans, short-and medium-term mortgage loans, and floating rate commercial loans.  In addition, we offer shorter-term consumer loans, home equity loans and lines of credit with adjustable interest rates and municipal loans with fixed interest rates.

Residential Real Estate Loans

Historically, our primary lending consisted of originating one-to-four family, owner-occupied residential mortgage loans, substantially all of which were secured by properties located in our market area.  Over the past several years, we have begun to shift our lending focus towards originating commercial real estate and commercial loans.

We currently offer one-to-four family residential real estate loans with terms up to 30 years that are generally underwritten according to Federal National Mortgage Association ("Fannie Mae") guidelines, and we refer to loans that conform to such guidelines as "conforming loans."  We generally originate both fixed-rate and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which as of December  31, 2015, was generally $417,000 for single-family homes in our market area.

"Table of Contents"
Although conforming loans are saleable, we generally hold our one-to-four family residential real estate loans in our portfolio but have the capability to sell the mortgagees into the secondary market, at management's discretion, as a source of liquidity or as a means of managing interest-rate risk. Such loan sales were conducted on a limited basis in 2015 and 2014.  In the current and prolonged low interest rate environment, a significant portion of our loan portfolio consists of fixed-rate one-to-four family residential real estate loans with terms in excess of 15 years.  We also originate one-to-four family residential real estate loans secured by non-owner occupied properties. However, we generally do not make loans in excess of 80% loan-to-value on non-owner occupied properties.

Our fixed-rate one-to-four family residential real estate loans include loans that generally amortize on a monthly basis over periods between 10 to 30 years.  Fixed-rate one-to-four family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans.

Our adjustable-rate one-to-four family residential real estate loans generally consist of loans with initial interest rates fixed for one, three, or five years, and annual adjustments thereafter are indexed based on changes in the one-year United States Treasury bill constant maturity rate.  Our adjustable-rate mortgage loans generally have an interest rate adjustment limit of 200 basis points per adjustment, with a maximum lifetime interest rate adjustment limit of 600 basis points.  In the current low interest rate environment, we have not originated a significant amount of adjustable-rate mortgage loans.

Although adjustable-rate one-to-four family residential real estate loans may reduce, to an extent, our vulnerability to changes in market interest rates because they periodically re-price, as interest rates increase the required payments due from a borrower also increase (subject to rate caps), thereby increasing the potential for default by the borrower.  At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates.  Upward adjustments of the contractual interest rate are also limited by our maximum periodic and lifetime rate adjustments.

Regulations limit the amount we may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated.  For borrowers who do not obtain private mortgage insurance ("PMI"), our lending policies limit the maximum loan-to-value ratio on both fixed-rate and adjustable-rate mortgage loans to 80% of the appraised value of the collateralized property, with the exception of a limited use product which allows for loans up to 90% with no PMI.  For most one-to-four family residential real estate loans with loan-to-value ratios of between 80% and 95%, we require the borrower to obtain private mortgage insurance.  For first mortgage loan products, we require the borrower to obtain title insurance. We also require homeowners' insurance, fire and casualty, and, if necessary, flood insurance on properties securing real estate loans.  We do not, and have never offered or invested in, one-to-four family residential real estate loans specifically designed for borrowers with sub-prime credit scores, including interest-only, negative amortization or payment option adjustable-rate mortgage loans.

Residential Construction Loans

Our one-to-four family residential real estate loan portfolio also includes residential constructions loans.  Our residential construction loans generally have initial terms of up to six months, subject to extension, during which the borrower pays interest only.  Upon completion of construction, these loans typically convert to permanent loans secured by the completed residential real estate.  Our construction loans generally have rates and terms comparable to residential real estate loans that we originate.  The Bank held $7.9 million and $3.2 million in residential construction loans at December 31, 2015 and 2014, respectively.

"Table of Contents"
Commercial Real Estate Loans

Over the past several years, we have focused on originating commercial real estate loans, and we believe that commercial real estate loans will continue to provide growth opportunities for us.  We expect to increase, subject to our underwriting standards and market conditions, this business line in the future with a target loan size of $100,000 to $1.5 million to small businesses and real estate projects in our market area. Commercial real estate loans are secured by properties such as multi-family residential, office, retail, warehouse and owner-occupied commercial properties.

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

Loans secured by commercial real estate generally have greater credit risk than one-to-four family residential real estate loans.  The increased credit risk associated with commercial real estate loans is a result of several factors, including larger loan balances concentrated with a limited number of borrowers, the impact of local and general economic conditions on the borrower's ability to repay the loan, and the increased difficulty of evaluating and monitoring these types of loans.  Furthermore, the repayment of loans secured by commercial real estate properties typically depends upon the successful operation of the real property securing the loan.  If the cash flows from the property are reduced, the borrower's ability to repay the loan may be impaired.  However, commercial real estate loans generally have higher interest rates than loans secured by one-to-four family residential real estate.

Commercial Loans

We typically originate commercial loans, including commercial term loans and commercial lines of credit, on the basis of a borrower's ability to make repayment from the cash flows of the borrower's business, conversion of current assets in the normal course of business (for seasonal working capital lines), the experience and stability of the borrower's management team, earnings projections and the underlying assumptions, and the value and marketability of any collateral securing the loan.  As a result, the availability of funds for the repayment of commercial loans and commercial lines of credit may be substantially dependent on the success of the business itself and the general economic environment in our market area.  Therefore, commercial loans and commercial lines of credit that we originate have greater credit risk than one-to-four family residential real estate loans or, generally, consumer loans.

Commercial term loans are typically secured by equipment, furniture and fixtures, inventory, accounts receivable or other business assets, or, in limited circumstances, such loans may be unsecured.  From time to time, we also originate commercial loans through Small Business Administration ("SBA") and United States Department of Agriculture ("USDA") guaranteed loan programs.  Over the past several years, we have focused on increasing our commercial lending and our business strategy is to continue to increase our originations of commercial loans to small businesses in our market area, subject to our underwriting standards and market conditions.  Our commercial loans are generally comprised of adjustable-rate loans, indexed to the prime rate, with terms consisting of three to seven years, depending on the needs of the borrower and the useful life of the underlying collateral.  We make commercial loans to businesses operating in our market area for purchasing equipment, property improvements, business expansion or working capital.  If a commercial loan is secured by equipment, the maturity of a term loan will depend on the useful life of the equipment purchased, the source of repayment for the loan and the purpose of the loan.  We generally obtain personal guarantees on our commercial loans.

"Table of Contents"
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

Tax-exempt Municipal and Commercial Loans

Tax-exempt municipal and commercial loans are a small component of our commercial loan product segment.  At December 31, 2015, loans outstanding in this category were $9.1 million, or 4.3%, of our total commercial loan portfolio.

We make loans to local governments and municipalities for either tax anticipation or for small expenditure projects, including equipment acquisitions and construction projects.  Our municipal loans are generally fixed for a term of one year or less, and are generally unsecured.  Interest earned on municipal loans is tax exempt for federal tax purposes, which enhances the overall yield on each loan.  Generally, the municipality will have a deposit relationship with us along with the lending relationship.

We also make tax-exempt loans to commercial borrowers based on obligations issued by a state or local authority to provide economic development such as the state dormitory authority.

Home Equity Loans and Junior Liens

Home equity loans and junior liens are made up of lines of credit secured by owner-occupied and non-owner occupied one-to-four family residences and second and third real estate mortgage loans. Home equity loans and home equity lines of credit are generally underwritten using the same criteria that we use to underwrite one-to-four family residential mortgage loans.  We typically originate home equity loans and home equity lines of credit on the basis of the applicant's credit history, an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan, and the value of the collateral securing the loan.  Home equity loans are offered with fixed interest rates.  Lines of credit are offered with adjustable rates, which are indexed to the prime rate, and with a draw period of up to 10 years and a payback period of up to 20 years.  The loan-to-value ratio for our home equity loans is generally limited to 80% when combined with the first security lien, if applicable.  The loan to value of our home equity lines of credit is generally limited to 80%, unless Pathfinder Bank holds the first mortgage.  If we hold the first mortgage, we will permit a loan to value of up to 90%, and we adjust the interest rate and underwriting standards to compensate for the additional risk.

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

"Table of Contents"
Home equity loans and junior liens secured by junior mortgages have greater risk than one-to-four family residential mortgage loans secured by first mortgages.  We face the risk that the collateral will be insufficient to compensate us for loan losses and costs of foreclosure, after repayment of the senior mortgages, if applicable. When customers default on their loans, we attempt to work out the relationship in order to avoid foreclosure because the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers. Moreover, decreases in real estate values could adversely affect our ability to fully recover the loan balance in the event of a default.

Consumer Loans

We are authorized to make loans for a variety of personal and consumer purposes and our consumer loan portfolio consists primarily of automobile, recreational vehicles and unsecured personal loans, as well as unsecured lines of credit and loans secured by deposit accounts.  Our procedure for underwriting consumer loans includes an assessment of the applicant's credit history and ability to meet existing obligations and payments for the proposed loan, as well as an evaluation of the value of the collateral security, if any.

Consumer loans generally entail greater risk than one-to-four family residential mortgage loans, particularly in the case of loans that are unsecured or are secured by assets that tend to depreciate in value, such as automobiles. As a result, consumer loan collections are primarily dependent on the borrower's continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  In these cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan, and the remaining value often does not warrant further substantial collection efforts against the borrower.

Loan Originations, Purchases, Sales and Servicing

We benefit from a number of sources for our loan originations, including real estate broker referrals, existing customers, borrowers, builders, attorneys, and "walk-in" customers.    Our loan origination activity may be affected adversely by a rising interest rate environment which may result in decreased loan demand.  Other factors, such as the overall health of the local economy and competition from other financial institutions, can also impact our loan originations.  Although we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon borrower demand, market interest rates, borrower preference for fixed-rate versus adjustable-rate loans, and the interest rates offered on each type of loan by other lenders in our market area.  These lenders include commercial banks, savings institutions, credit unions, and mortgage banking companies that also actively compete for local real estate loans. Accordingly, the volume of loan originations may vary from period to period.

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

"Table of Contents"
If a loan is in excess of any individual loan officer's lending authority, the extension of credit must be referred to the Officer Loan Committee ("OLC").  The OLC is comprised of the President (serving as chairman), the Senior Vice President and Chief Credit Officer (serving as chair in the absence of the President), the Senior Vice President and General Counsel, as well as other members of the management team and retail and commercial lenders as may be appointed by the President. The OLC has authority to approve all commercial loans, and one-to-four family residential real estate loans where the total related credit is $1 million or less which are not within the lenders' individual authority.  In addition, the OLC may approve all municipal loans, where the total related credit is $2.5 million or less, and the individual loan amount is $2.5 million or less for rated municipal loans, and $1.5 million for unrated credits. The OLC has the authority to approve all consumer loans where the total related credit is $2.5 million or less and the individual loan amount is $200,000 for unsecured loans or $750,000 for secured loans. The Executive Loan Committee, which consists of members of Pathfinder Bank's board of directors, must approve all extensions of credit in excess of the limits described above for the OLC.

Loans to One Borrower

Under New York law, New York savings banks are subject to loans-to-one borrower limits, which are substantially similar as those applicable to national banks, which restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus, which was $10.2 million at December 31, 2015, on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus, which was $6.8 million at December 31, 2015, if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate), subject to exceptions.

Additionally, our internal loan policies limit the total related credit to be extended to any one borrower (after application of the rules of attribution), with respect to any and all loans with Pathfinder Bank to $6.0 million, subject to certain exceptions.  The indebtedness includes all credit exposure whether direct or contingent, used or unused.

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

"Table of Contents"
Impaired Loans, Non-performing Loans and Troubled Debt Restructurings

The policy of Pathfinder Bank is to provide a continuous assessment of the quality of its loan portfolio through the maintenance of an internal and external loan review process. The process incorporates a loan risk grading system designed to recognize degrees of risk on individual commercial and mortgage loans in the portfolio. Management is responsible for monitoring of asset quality and risk grade designations, which are communicated to the board on a monthly basis.

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

Our Allowance for Loan and Lease Losses policy ("ALLL") establishes criteria for selecting loans to be measured for impairment based on the following:

Residential and Consumer Loans:

•	All loans rated substandard or worse, on nonaccrual, and above our total related credit ("TRC") threshold balance of $300,000.
•	All Troubled Debt Restructured Loans with a threshold balance of $300,000.

Commercial Lines and Loans, Commercial Real Estate and Tax-exempt loans:

•	All loans rated substandard or worse, on nonaccrual, and above our TRC threshold balance of $100,000.
•	All Troubled Debt Restructured Loans with a threshold balance of $100,000.

Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses as compared to the loan carrying value.

Troubled Debt Restructurings ("TDR")

TDRs are loan restructurings in which we, for economic or legal reasons related to an existing borrower's financial difficulties, grant a concession to the debtor that we would not otherwise consider. Typically, a troubled debt restructuring involves a modification of terms of debt, such as reduction of the stated interest rate for the remaining original life of the debt, extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk, reduction of the face amount of the debt, or reduction of accrued interest.  We consider modifications only after analyzing the borrower's current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged.  These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests.  Some examples of residential TDRs include restructures encouraged by the Federal Government's HAMP and HARP Programs, in which we participate.

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

"Table of Contents"
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

Loan delinquencies together with properties within our Foreclosed Real Estate portfolio are reviewed monthly by the board of directors.

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

"Table of Contents"
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

The allowance is based on three major components which are: (i) specific components for impaired loans, (ii) recent historical losses and several qualitative factors applied to a general pool of loans, and (iii) an unallocated component.

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

The second component is the general allowance which covers pools of loans, by loan class, not considered impaired, smaller balance homogenous loans, such as residential real estate, home equity and other consumer loans.  These pools of loans are evaluated for loss exposure based on historical loss rates for each of these categories of loans. The ratio of net charge-offs to loans outstanding within each loan class over the most recent eight quarters, lagged by one quarter, is used to generate the historical loss rates.  In addition, qualitative factors are added to the historical loss rates in arriving at the total allowance for loan losses needed for this general pool of loans.  The qualitative factors include changes in national and local economic trends, the rate of growth in the portfolio, trends of delinquencies and nonaccrual balances, changes in loan policy, and changes in lending management experience and related staffing.  Each factor is assigned a value to reflect improving, stable or declining conditions based on management's best judgment using relevant information available at the time of the evaluation.

"Table of Contents"
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

When a loan is determined to be impaired, we will reevaluate the collateral which secures the loan. For real estate loans, we will obtain a new appraisal or broker's opinion, whichever is considered to provide the most accurate value in the event of sale. An evaluation of equipment held as collateral will be obtained from an independent firm able to provide such an evaluation. Collateral will be inspected not less than annually for all impaired loans and will be reevaluated not less than every two years.  Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value.  The discounts also include estimated costs to sell the property. For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower's financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices.  Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

Large groups of homogeneous loans are evaluated for impairment in the aggregate.  Accordingly, we do not separately identify individual residential mortgage loans with outstanding principal balances less than $300,000, home equity and other consumer loans for impairment disclosures. We make exceptions to this general rule when such loans are (1) rated substandard or worse, on nonaccrual status and are related to borrowers with total related credit exposure in excess of our threshold balance of $300,000; (2) the loans are subject to a troubled debt restructuring agreement and exceed a threshold balance of $300,000.

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

INVESTMENT ACTIVITIES

Our investment policy is established by the board of directors. Our investment policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management. The Asset Liability Management Committee of the board of directors acts in the capacity of an investment committee and is responsible for overseeing our investment program and evaluating on an ongoing basis our investment policy and objectives. Our President and Chief Financial Officer have the authority to purchase securities within specific guidelines established by the investment policy. All transactions are reviewed by the board of directors at its regular meetings.

All investment securities must meet regulatory guidelines and be permissible bank investments, including United States Government obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLBNY, certificates of deposit at federally insured institutions, and federal funds.  Within certain regulatory limits, we may also invest a portion of our assets in mutual funds, equity securities and investment grade corporate debt securities.  As part of our membership in the FHLBNY, we are required to maintain a dividend-earning investment in FHLBNY stock.

All securities purchased will be classified at the time of purchase as either held-to-maturity or available-for-sale. We do not maintain a trading account. Securities purchased with the intent and ability to hold until maturity will be classified as held-to-maturity. Securities placed in the held-to-maturity category will be accounted for at amortized cost.

"Table of Contents"
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

Securities classified as held to maturity, other than mortgage-backed securities and collateralized mortgage obligations, consist primarily of state and political subdivision securities, and to a lesser extent, federal agency obligations and corporate securities.  Our securities classified as available-for-sale consist primarily of corporate securities and federal agency obligations, which include Federal Farm Credit Bank notes, FHLBNY notes, Fannie Mae notes and Federal Home Loan Mortgage Corporation ("Freddie Mac") notes.  For a discussion on mortgage backed securities, see "Mortgage-Backed Securities and Collateralized Mortgage Obligations."

Included within the available for sale portfolio are two mutual fund positions.  The first is a mutual fund backed by adjustable-rate mortgage-backed securities and cash equivalents. The second is a mutual fund consisting primarily of investment grade dividend-paying common stocks of large capitalization companies, i.e., companies with market capitalization in excess of $5.0 billion.

We also have an investment in FHLBNY stock which is classified separately from securities due to the restrictions on sale or transfer.  For further information regarding our securities portfolio, see Note 4 to the consolidated financial statements.

MORTGAGE-BACKED SECURITIES AND COLLATERALIZED MORTGAGE OBLIGATIONS

We purchase mortgage-backed securities and collateralized mortgage obligations guaranteed by Fannie Mae, Freddie Mac and the Government National Mortgage Association ("Ginnie Mae"). We invest in mortgage-backed securities and collateralized mortgage obligations to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk. We regularly monitor the credit quality of this portfolio.

Mortgage-backed securities and collateralized mortgage obligations are created by pooling mortgages and issuing a security with an interest rate which is less than the interest rate on the underlying mortgages. These securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we focus our investments on mortgage related securities backed by one-to-four family real estate loans. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Pathfinder Bank, and in the case of government agency sponsored issues, guarantee the payment of principal and interest to investors. Mortgage-backed securities and collateralized mortgage obligations generally yield less than the loans that underlie such securities because of the cost of payment guarantees, if any, and credit enhancements. These fixed-rate securities are usually more liquid than individual mortgage loans.

"Table of Contents"
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

SOURCES OF FUNDS

General

Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also rely on advances from the FHLBNY and the Certificates of Deposit Account Registry Service ("CDARS") provided by an independent third-party, Promontory Interfinancial Network, as a form of brokered deposits. In addition to deposits and borrowings, we derive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on interest-earning assets. While scheduled loan payments and income on interest-earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing market interest rates, economic conditions and competition from other financial institutions.

Deposits

A majority of our depositors are persons or businesses who work or reside or operate in Oswego and Onondaga Counties. We offer a variety of deposits, including checking, savings, money market deposit accounts, and certificates of deposit.  Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We establish interest rates, maturity terms, service fees and withdrawal penalties on a periodic basis. Management determines the rates and terms based on rates paid by competitors, our need for funds or liquidity, overall growth goals and federal and state regulations.  The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in generating deposits and to respond with flexibility to changes in our customers' demands. We believe that deposits are a stable source of funds, but our ability to attract and maintain deposits at favorable rates will be affected by market conditions, including competition and prevailing interest rates. In addition, Pathfinder Commercial Bank holds municipal deposits, which have been a more volatile source of funds.

The CDARS is a form of brokered deposit program in which we have been a participant since 2009. In addition to offering depositors enhanced FDIC insurance coverage, being a participant in CDARS allows us to fund our balance sheet through CDARS' One-Way Buy program. This program uses a competitive bid process for available deposits, up to $50 million, at specified terms.  These deposits work well for us because of their weekly availability, coupled with their short term, which allows us to more closely mirror our funding needs.   We believe this arrangement is a viable source of funding provided that we maintain our "well-capitalized" status.

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

"Table of Contents"
In addition to the above borrowing capability, on October 15, 2015, the Company executed the $10.0 million non-amortizing Subordinated Loan with an unrelated third party that is scheduled to mature on October 1, 2025. The Company has the right to prepay the Subordinated Loan at any time after October 15, 2020 without penalty.  The Subordinated Loan is senior in the Company's credit repayment hierarchy only to the Company's common equity and, as a result, qualifies as Tier 2 capital for all future periods when applicable.  The cost of funds related to this transaction is 6.44% calculated under the effective interest method.

SUPERVISION AND REGULATION

General
Pathfinder Bank is a New York-chartered stock savings bank and the Company is a Maryland corporation and a registered bank holding company. Pathfinder Bank's deposits are insured up to applicable limits by the FDIC. Pathfinder Bank is subject to extensive regulation by NYSDFS, as its chartering agency, and by the FDIC, its primary federal regulator and deposit insurer. Pathfinder Bank is required to file reports with, and is periodically examined by, the FDIC and the NYSDFS concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. As a registered bank holding company, the Company is regulated by the Federal Reserve Board.

The regulatory and supervisory structure establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and the deposit insurance funds, rather than for the protection of shareholders and creditors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies concerning the establishment of deposit insurance assessment fees, classification of assets and establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the New York State legislature, the NYSDFS, the FDIC, the Federal Reserve Board or the United States Congress, could have a material adverse impact on the financial condition and results of operations of the Company and Pathfinder Bank. As is further described below, the Dodd-Frank Act has significantly changed the bank regulatory structure and may affect the lending, investment and general operating activities of depository institutions and their holding companies.

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

The Dodd-Frank Act broadened the base for FDIC assessments for deposit insurance and permanently increased the maximum amount of deposit insurance to $250,000 per depositor.  The Dodd-Frank Act also, among other things, requires originators of certain securitized loans to retain a portion of the credit risk, stipulates regulatory rate-setting for certain debit card interchange fees, repeals restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations.  The Dodd-Frank Act increased the ability of shareholders to influence boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so-called "golden parachute" payments. The Dodd-Frank Act also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to company executives, regardless of whether the company is publicly traded or not.

"Table of Contents"
Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates or require the implementing regulations and, therefore, their impact on our operations cannot be fully determined at this time.  However, the Dodd-Frank Act has increased the regulatory burden, compliance costs and interest expense for Pathfinder Bank and the Company.

SBLF Participation

On September 1, 2011, we entered into a Securities Purchase Agreement with the U.S. Treasury pursuant in which we sold to the U.S. Treasury 13,000 shares of our Series B Preferred Stock, having a liquidation amount of $1,000 per share for aggregate proceeds of $13.0 million.  This transaction was entered into as part of the SBLF.

The Series B Preferred Stock was entitled to receive non-cumulative dividends payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, which was calculated on the aggregate liquidation amount, was initially set at 4.2% per annum based upon the level of "Qualified Small Business Lending," or "QSBL" (as defined in the Securities Purchase Agreement) by Pathfinder Bank In general, the dividend rate decreased as the level of Pathfinder Bank's QSBL increased.  Our dividend rate as of December 31, 2015 was 1.0%. Such dividends were not cumulative, but we could only declare and pay dividends on our common stock (or any other equity securities junior to the Series B Preferred Stock) if we had declared and paid dividends for the current dividend period on the Series B Preferred Stock.  We were also subject to other restrictions on our ability to repurchase or redeem other securities.  We had the right to redeem the shares of Series B Preferred Stock, in whole or in part, at any time at a redemption price equal to the sum of the liquidation amount per share and the per-share amount of any unpaid dividends for the then-current period, subject to any required prior approval by our primary federal regulator.

On February 16, 2016, the Company redeemed all 13,000 shares of the Series B Preferred Stock outstanding with the payment of $13.0 million to the SBLF.  This redemption was substantially financed by the issuance of the $10 million Subordinated Loan on October 15, 2015. The issuance of the Subordinated Loan will increase interest expense by $644,000 per year but prospectively reduce the amount payable to the SBLF in preferred stock dividends.  Effective April 1, 2016 the annual dividend rate for the preferred stock would have been 9.0%.  The retirement of the $13.0 million of the SBLF Preferred Series B stock, will therefore result in an annual reduction of preferred dividends of $1.2 million.  The Company paid $130,000 in preferred dividends in 2015. These transactions had no effect on the regulatory capital position of the Bank.

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

"Table of Contents"
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

New York State Community Reinvestment Regulation

Pathfinder Bank is also subject to provisions of the New York State Banking Law which imposes continuing and affirmative obligations upon banking institutions organized in New York State to serve the credit needs of its local community ("NYCRA") which are substantially similar to those imposed by the Federal Community Reinvestment Act ("CRA").  Pursuant to the NYCRA, a bank must file an annual NYCRA report and copies of all federal CRA reports with the NYSDFS.  The NYCRA requires the NYSDFS to make a biennial written assessment of a bank's compliance with the NYCRA, utilizing a four-tiered rating system and make such assessment available to the public.  The NYCRA also requires the Superintendent to consider a bank's NYCRA rating when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. Pathfinder Bank's NYCRA most recent rating, dated December 31, 2012, was "satisfactory."  As of the date of the issuance of this filing, Pathfinder Bank was undergoing a NYCRA examination by the NYSDFS.  Management believes that the examination is routine in nature and that we are in substantial compliance with all applicable regulations related to NYCRA.  Management has not been informed of any findings related to this examination as of the date of the issuance of this filing.

"Table of Contents"
Federal Regulations

Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards:  a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio.  These capital requirements were effective January 1, 2015 and are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.
In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset.  Higher levels of capital are required for asset categories believed to present greater risk.  Common equity Tier 1 capital is generally defined as common stockholders' equity and retained earnings.  Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital.  Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries.  Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital.  Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt.  Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.  In assessing an institution's capital adequacy, regulators take into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.
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

"Table of Contents"
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

The regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015.  Under the amended regulations, an institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.
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

At December 31, 2015, Pathfinder Bank was well-capitalized.

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

"Table of Contents"
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
In addition to the FDIC assessments, the  United States government-sponsored enterprise known as the Financing Corporation ("FICO") is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. The FICO assessment rate is adjusted quarterly to reflect changes in the assessment base as determined from quarterly Call Report submissions.  For the quarter ended December 31, 2015, the annualized Financing Corporation assessment was equal to 0.60 of a basis point of total assets less tangible capital.

"Table of Contents"
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

Federal Reserve System. The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily negotiable order of withdrawal (NOW) and regular checking accounts).  The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $110.2 million; a 10% reserve ratio is applied above $110.2 million.  The first $15.2 million of otherwise reservable balances are exempted from the reserve requirements.  The amounts are adjusted annually.  Pathfinder Bank complies with the foregoing requirements.

Federal Home Loan Bank System.  Pathfinder Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the FHLBNY, Pathfinder Bank is required to acquire and hold a specified amount of shares of capital stock in the FHLBNY.  As of December 31, 2015, Pathfinder Bank was in compliance with this requirement.

Other Regulations
Interest and other charges collected or contracted for by Pathfinder Bank are subject to state usury laws and federal laws concerning interest rates.  Pathfinder Bank's operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one-to-four family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•
The TILA-RESPA Integrated Disclosure Rule, commonly known as the TRID rule, which became effective on October 3, 2015.  This rule amended the Truth in Lending Act and the Real Estate Settlement Procedures Act to integrate several consumer disclosures for mortgage loans.

"Table of Contents"
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

"Table of Contents"
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

"Table of Contents"
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

"Table of Contents"
FEDERAL AND STATE TAXATION

Federal Taxation

General.  The Bank and the Company is subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company or the Bank.  Our federal tax returns have not been audited in the previous five years.
Method of Accounting.  For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.
Bad Debt Reserves.  Prior to 1996, Pathfinder Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of tax law changes in 1996, Pathfinder Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2015, Pathfinder Bank had no reserves subject to recapture in excess of its base year reserves.

Pathfinder-Federal is required to use the specific charge-off method to account for tax bad debt deductions.

Taxable Distributions and Recapture.  Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if Pathfinder Bank failed to meet certain thrift asset and definitional tests or made certain distributions.  Tax law changes in 1996 eliminated thrift-related recapture rules.  However, under current law, pre-1988 tax bad debt reserves remain subject to recapture if Pathfinder Bank makes certain non-dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a "bank" for tax purposes.  At December 31, 2015, our total federal pre-base year bad debt reserve was approximately $1.3 million.

Alternative Minimum Tax.  The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less any available exemption.  The alternative minimum tax is imposed to the extent it exceeds the regular income tax.  Net operating losses can offset no more than 90% of alternative taxable income.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  At December 31, 2015, the Company had no such amounts available as credits for carryover.

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  As of December 31, 2015, the Company does not have a federal net operating loss carryforward.

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

"Table of Contents"
State Taxation

For 2014, we were subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (i) 7.1% of Pathfinder Bank's "entire net income" allocable to New York State during the taxable year, or (ii) the applicable alternative minimum tax.  The alternative minimum tax is generally the greater of (a) 0.01% of the value of Pathfinder Bank's assets allocable to New York State with certain modifications, (b) 3% of our "alternative entire net income" allocable to New York State, or (c) $1,250.

Entire net income is similar to federal taxable income, subject to certain modifications and alternative entire net income is equal to entire net income without certain modifications.  Net operating losses arising in the current period can be carried forward to the succeeding 20 taxable years.

Effective January 1, 2015, banking corporations were taxed under the New York State General Business Corporation Franchise Tax provisions.  Under this change in New York State tax law, the tax rate on the business income base (formerly "entire net income") will be reduced prospectively from 7.1% to 6.5% as of January 1, 2016.  In addition, various modifications will be available to community banks (defined as banks with less than $8 billion in total assets) regarding deductions associated with interest income.  The New York State alternative minimum tax was repealed effective January 1, 2015.

Our state tax returns were under audit for the years 2012-2014 by the New York State Department of Finance commencing on February 29, 2016.  Management believes that this audit is part of the Department's normal audit and review cycle and that adjustments to the Company's taxes payable to New York State, if any, are not expected to have a material adverse impact on the Company's consolidated financial condition and results of operations.  As of the date of the issuance of this filing, management has no knowledge of any proposed adjustments to the Company's taxes payable stemming from the Finance Department's audit.  Our state tax returns had not been audited in the five years previous to the current audit.

As a Maryland business corporation, the Company is required to file an annual report with, and pay franchise taxes to, the state of Maryland.

ITEM 1A: RISK FACTORS

Not required of a smaller reporting company.

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None.

"Table of Contents"
ITEM 2: PROPERTIES

The Company has seven offices located in Oswego County, one office in Onondaga County, and a business banking office located in Syracuse, New York.  Management believes that the Bank's facilities are adequate for the business conducted. The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 2015.  The aggregate net book value of the Bank's premises and equipment was $14.8 million at December 31, 2015.  For additional information regarding the Bank's properties, see Notes 8 and 18 to the consolidated financial statements.

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
302-310 South Salina Street
Syracuse, New York 13202

(1) The building is owned; the underlying land is leased with an annual rent of $32,400.
(2) The building is owned; the underlying land is leased with an annual rent of $33,000.
(3) The premises are leased with an annual rent of $58,000.

"Table of Contents"
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

There were 927 shareholders of record as of March 15, 2016.  The following table sets forth the high and low closing bid prices and dividends paid per share of common stock for the periods indicated.  The stock prices prior to October 17, 2014 have been adjusted by the exchange ratio of 1.6472 used in the Conversion and Offering.  The dividends paid have not been adjusted by the exchange ratio.

	Price per share		Dividend
Quarter Ended:	High	Low	Paid
December 31, 2015	$13.05	$10.89	$0.05
September 30, 2015	$11.89	$10.60	$0.05
June 30, 2015	$12.35	$10.00	$0.03
March 31, 2015	$10.10	$9.67	$0.03
December 31, 2014	$10.20	$9.45	$0.03
September 30, 2014	$9.22	$8.57	$0.03
June 30, 2014	$9.29	$8.75	$0.03
March 31, 2014	$8.76	$8.20	$0.03

Equity Compensation Plan Information

The following table provides information as of December 31, 2015 with respect to shares of common stock that may be issued under the Company's existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	185,310	$6.22	47,769

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

"Table of Contents"
ITEM 6: SELECTED FINANCIAL DATA

The following selected consolidated financial data sets forth certain financial highlights of the Company and should be read in conjunction with the consolidated financial statements and related notes, and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere  in this annual report on  Form 10-K.

		For the years ended December 31,
	2015	2014	2013	2012	2011
Year End (In thousands, except per share amounts)
Total assets	$623,254	$561,024	$503,793	$477,796	$442,980
Investment securities available-for-sale	98,942	88,073	80,959	108,339	100,395
Investment securities held-to-maturity	44,297	40,875	34,412	-	-
Loans receivable, net	424,732	382,189	336,592	329,247	300,770
Deposits	490,315	415,568	410,140	391,805	366,129
Borrowings and subordinated debt	41,300	66,100	40,853	34,964	26,074
Shareholders' equity	71,229	69,204	43,070	40,747	37,841

For the Year
Total interest income	$21,424	$19,699	$18,883	$18,765	$18,604
Total interest expense	2,657	2,614	3,264	3,908	4,341
Net interest income	18,767	17,085	15,619	14,857	14,263
Provision for loan losses	1,349	1,205	1,032	825	940
Net interest income after provision for loan losses	17,418	15,880	14,587	14,032	13,323
Total noninterest income	4,172	3,759	3,416	3,063	3,192
Total noninterest expense	17,587	15,685	14,751	13,518	13,148
Net income before income taxes	4,003	3,954	3,252	3,577	3,367
Income tax expense	1,071	1,153	847	929	1,044
Net income (loss) attributable to noncontrolling interest	43	56	(1)	-	-
Net income	$2,889	$2,745	$2,406	$2,648	$2,323

Per Share
Income per share - basic (a)	$0.67	$0.64	$0.58	$0.53	$0.32
Income per share - diluted (a)	0.66	0.63	0.58	0.53	0.32
Book value per common share	13.28	12.82	11.33	10.60	9.49
Cash dividends declared	0.16	0.12	0.12	0.12	0.12

Performance Ratios
Return on average assets	0.48%	0.51%	0.48%	0.57%	0.55%
Return on average equity	4.08	5.50	5.86	6.68	6.75
Average equity to average assets	11.76	9.27	8.24	8.48	8.21
Shareholders' Equity to total assets at end of period	11.36	12.26	8.55	8.53	8.54
Net interest rate spread	3.21	3.31	3.23	3.28	3.52
Net interest margin	3.31	3.40	3.34	3.41	3.66
Average interest-earning assets to average interest-bearing liabilities	121.73	117.88	115.85	113.89	112.22
Noninterest expense to average assets	2.92	2.92	2.96	2.89	3.14
Efficiency ratio (b)	78.22	76.51	79.14	75.53	77.56
Dividend payout ratio (c)	25.22	13.89	12.47	11.37	12.87
Return on average common equity	5.00	7.45	8.58	8.26	5.09

"Table of Contents"

		For the years ended December 31,
	2015	2014	2013	2012	2011
Asset Quality Ratios
Nonperforming loans as a percent of total loans	1.24%	1.61%	1.57%	1.66%	1.55%
Nonperforming assets as a percent of total assets	0.94	1.16	1.18	1.25	1.19
Allowance for loan losses to loans receivable	1.33	1.38	1.48	1.35	1.31
Allowance for loan losses as a percent of nonperforming loans	107.30	85.50	94.22	81.13	84.18

Regulatory Capital Ratios (Bank Only)
Total capital (to risk-weighted assets)	16.22%	16.60%	14.13%	14.20%	14.94%
Tier 1 capital (to risk-weighted assets)	14.95	15.31	12.82	12.90	13.66
Tier 1 capital (to adjusted assets)	10.00	10.55	8.72	8.80	9.37

Number of:
Banking offices	9	9	8	8	8
Fulltime equivalent employees	124	122	112	110	110

(a)	Adjusted to reflect the 1.6472 exchange ratio used in the conversion for 2014 and prior years.
(b)
The efficiency ratio is calculated as noninterest expense divided by the sum of net interest income and noninterest income, excluding net gains on sales, redemptions and impairment of investment securities and net gains (losses) on sales of loans and foreclosed real estate.

(c)
The dividend payout ratio is calculated using dividends declared and not waived by Pathfinder Bancorp, MHC for periods prior to the Conversion and Offering that occurred on October 16, 2014, divided by net income.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Throughout Management's Discussion and Analysis ("MD&A") the term, the "Company", refers to the consolidated entity of Pathfinder Bancorp, Inc.  Pathfinder Bank and Pathfinder Statutory Trust II are wholly owned subsidiaries of Pathfinder Bancorp, Inc.; however, Pathfinder Statutory Trust II is not consolidated for reporting purposes (see Note 13 of the consolidated financial statements).  Pathfinder Commercial Bank, Pathfinder REIT, Inc., Pathfinder Risk Management Company, Inc., and Whispering Oaks Development Corp. are wholly owned subsidiaries of Pathfinder Bank.

Prior to 2014, Pathfinder Bancorp, MHC, the Company's then mutual holding company parent, whose activities are not included in the consolidated financial statements or the MD&A, held 60.4% of the Company's outstanding common stock and the public held 39.6% of the outstanding common stock.

On October 16, 2014, Pathfinder Bancorp, MHC converted from the mutual to stock form of organization.  In connection with the Conversion, the Company sold 2,636,053 of common stock to depositors at $10.00 per share.  Shareholders of Pathfinder-Federal, the Company's predecessor, received 1.6472 shares of the Company's common stock for each share of Pathfinder-Federal common stock they owned immediately prior to completion of the transaction.   Following the completion of the Conversion, Pathfinder-Federal was succeeded by the Company, a Maryland corporation named Pathfinder Bancorp, Inc., and  Pathfinder Bancorp, MHC ceased to exist.  The Company had 4,353,850 and 4,352,203 shares outstanding at December 31, 2015 and December 31, 2014, respectively.

"Table of Contents"
Our business strategy has been to transition from a traditional savings bank primarily focused on originating one-to-four family residential real estate loans to that of a commercial bank with a more diversified loan composition, while at the same time, maintaining our high standards of customer service and convenience. We have emphasized developing our business banking by offering products that are attractive to small businesses in our market area.  Notwithstanding this strategy, a significant portion of our lending activity has been, and will continue to be, the origination of one-to-four family residential real estate loans. Highlights of our business strategy are as follows:

•
Expanding our business banking. We have increased our emphasis on servicing the needs of small businesses in our market area. We intend to use our branch office network and experienced commercial loan and deposit specialists to provide convenient commercial loan and deposit products and services to business customers, including merchant and remote deposit capture services. We believe that by developing our commercial relationships with small businesses we will be able to offer a variety of services and deposit products that will provide a growing source of fee income. We have introduced new products and services in order to attract new business customers, and we will continue to expand our products to help meet the needs of our business customers.

•
Continuing our emphasis on commercial business and commercial real estate lending. In recent years, we have sought to significantly increase our commercial business and commercial real estate lending, consistent with safe and sound underwriting practices. In this regard, we have added personnel who are experienced in originating and underwriting commercial real estate and commercial business loans. We view the growth of our commercial business and commercial real estate loans as a means of diversifying and increasing our interest income and establishing relationships with local businesses, which offer a recurring and potentially broader source of fee income and deposits than traditional one-to-four family residential real estate lending.  We anticipate that our emphasis on commercial business and commercial real estate lending will complement our traditional one-to-four family residential real estate lending.

•
Diversifying our products and services with a goal of increasing non-interest income over time. We have sought to reduce our dependence on net interest income by increasing fee income from the value-added services that we provide. We offer property and casualty and life insurance through our subsidiary, Pathfinder Risk Management Company, Inc., and its insurance agency subsidiary, the FitzGibbons Agency, LLC.  Additionally, Pathfinder Bank's investment services provides brokerage services for purchasing stocks, bonds, mutual funds, annuities, and long-term care products.  We intend to gradually grow these businesses.    We believe that there will be opportunities to cross-sell these products to our deposit and borrower customers which will increase our non-interest income.

•
Continuing to grow our customer relationships and deposit base by expanding our branch network. As conditions permit, we will expand our branch network through a combination of de novo branching and acquisitions of branches or other financial services companies.  We believe that as we expand our branch network, our customer relationships and deposit base will continue to grow. We do not currently have any agreements or understandings regarding specific de novo branches or acquisitions.  Additionally, we have committed significant resources to establish a banking platform to accommodate future growth by upgrading our information technology, maintaining a robust risk management and compliance staff, and credit analysts, and upgrading our physical infrastructure. We believe that these investments will enable us to achieve operational efficiencies with minimal additional investments, while providing increased convenience for our customers.

•
Utilizing the net proceeds from recent capital raises to continue the controlled growth of Pathfinder Bank. On October 14, 2014, the Company received $24.9 million in net proceeds from the sale of approximately 2.6 million shares of common stock as a result of the Conversion. On October 15, 2015, the Company executed the $10.0 million non-amortizing Subordinated Loan with an unrelated third party that is scheduled to mature on October 1, 2025. The Subordinated Loan is senior in the Company's credit repayment hierarchy only to the Company's common equity and, as a result, qualifies as Tier 2 capital for all future periods when applicable. On February 15, 2016, the Company retired $13 million in Series B Preferred stock owned by the Small Business Lending Facility ("SBLF") and has used, and will continue to use, the remaining net proceeds from Conversion to provide capital for asset growth and increased lending. We believe that we can successfully utilize the net proceeds to continue our asset growth and create a banking platform that will improve our profitability and create operational efficiencies for Pathfinder Bank.

"Table of Contents"
•
Providing quality customer service. Our strategy emphasizes providing quality customer service and meeting the financial needs of our customer base by offering a full complement of loan, deposit, financial services and online banking solutions (i.e., internet banking).  Our competitive advantage is our ability to make decisions, such as approving loans, more quickly than our larger competitors. Customers enjoy, and will continue to enjoy, access to senior executives and local decision makers at Pathfinder Bank and the flexibility it brings to their businesses.

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

"Table of Contents"
Deferred Income Tax Assets and Liabilities.  Deferred income tax assets and liabilities are determined using the liability method.  Under this method, the net deferred tax asset or liability is recognized for the future tax consequences.  This is attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating and capital loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The affect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  If current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established.  The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.  A valuation allowance of $265,000 was maintained at December 31, 2015, as management believes it may not generate sufficient future taxable income in the form of capital gains in the future to offset its capital loss carry forward position before those potential tax benefits expire. The Company's effective tax rate differs from the statutory rate due primarily to non-taxable interest income and bank owned life insurance.  See Note 17 to the accompanying financial statements.

Pension Obligations.  Pension and postretirement benefit plan liabilities benefits and expenses are based upon actuarial assumptions of future events, including fair value of plan assets, interest rates, and the length of time the Company will have to provide those benefits.  The assumptions used by management are discussed in Note 14 to the Consolidated Financial Statements contained herein.

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

Evaluation of Goodwill.  Management performs an annual evaluation of the Company's goodwill for possible impairment.  Based on the results of the 2015 evaluation, management has determined that the carrying value of goodwill is not impaired as of December 31, 2015.  The evaluation approach is described in Note 10 of the consolidated financial statements.

Estimation of Fair Value.  The estimation of fair value is significant to several of our assets; including investment securities available-for-sale, interest rate derivative (discussed in detail in Note 22 of the consolidated financial statements), intangible assets, foreclosed real estate, and the value of loan collateral when valuing loans.  These are all recorded at either fair value, or the lower of cost or fair value. Fair values are determined based on third party sources, when available.  Furthermore, accounting principles generally accepted in the United States require disclosure of the fair value of financial instruments as a part of the Notes to the Consolidated Financial Statements.  Fair values on our available-for-sale securities may be influenced by a number of factors; including market interest rates, prepayment speeds, discount rates, and the shape of yield curves.

"Table of Contents"
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

RECENT EVENTS

On December 18, 2015, the board of directors declared a quarterly dividend of $0.05 per common share.  The dividend was payable on February 1, 2016 to shareholders of record on January 11, 2016.

EXECUTIVE SUMMARY AND RESULTS OF OPERATIONS

The Company reported net income of $2.8 million for 2015 as compared to $2.7 million for 2014.  Basic and diluted earnings per share in 2015 were $0.67 and $0.66, respectively, as compared to $0.64 and $0.63 in 2014, respectively.  Modest declines in return on average assets, partially the result of declines in net interest margin occurred in 2015 as compared to 2014.  The most significant metric that decreased between these two years was return on average equity as the $24.9 million in net proceeds received as a result of the October 2014 Conversion significantly increased average equity.

For 2015, return on average assets was 0.48% as compared to 0.51% for the prior year and driven by an increase in non-interest expenses, partially offset by the increase in net interest income.  The increase in average balances of loans and taxable investment securities as well as the decrease in average rates paid on time deposits and FHLBNY borrowings primarily drove the increase in net interest income.  Additionally, noninterest income was $4.2 million, an increase of $413,000, or 11.0%, compared to $3.8 million for the prior year. The improvement in noninterest income was due primarily to an increase in income from other charges, commissions and fees of $257,000, higher net gains of $112,000 on the sales and redemptions of securities, and increases in income from bank owned life insurance of $93,000.   The increase was partially offset by a $38,000 decrease in loan servicing fees as well as a $45,000 decrease in deposit account fees. Partially offsetting these increases to net income was the increase in noninterest expense to $17.6 million in 2015 from $15.7 million in 2014, due largely to the increase in salaries and employee benefits.

The provision for income taxes decreased $82,000 between 2014 and 2015 due to a lower effective tax rate resulting from higher nontaxable income as a proportion to total income in 2015 as compared with the previous year, partially offset by the increase in income before taxes in 2015.

Total assets were $623.3 million at December 31, 2015 as compared to $561.0 million at December 31, 2014.  The increase in total assets of $62.2 million, or 11.1%, was the result of the increase in loans, largely commercial real estate and residential mortgages, and the increase in securities. The loan portfolio increased $42.9 million and the investment securities portfolio increased $14.3 million.  The increase in total assets was funded largely by a $74.7 million increase in customer deposits partially offset by a net decrease in borrowings from the FHLBNY of $24.8 million.

Loan delinquencies improved as did the ratio of allowance to loan losses to period end loans, and the ratio of nonperforming assets to total assets Total past due loans as a percent of total loans decreased from 3.0% to 2.1%.  All major loan product segments contributed to this improvement.  The ratio of the allowance for loan losses to period end loans decreased from 1.38% at December 31, 2014 to 1.33% at December 31, 2015 as management's estimate of the probable losses inherent in the current loan portfolio declined.  Additionally, the ratio of nonperforming loans to period end loans improved at December 31, 2015 to 1.24% as compared to 1.61% at December 31, 2014 as the level of nonperforming commercial real estate loans decreased $853,000.  The ratio of net charge-offs to average loans stayed constant at 0.25% for 2015 and 2014.  This activity reflects charge-offs for those accounts deemed uncollectible but reserved for in prior years through the provision for loan losses.

"Table of Contents"
Shareholders' equity increased $2.0 million, or 2.9%, to $70.8 million at December 31, 2015 from $68.8 million at December 31, 2014.  This increase was principally due to the $2.9 million net income in 2015, partially offset by common and preferred stock dividends declared and an increase in other comprehensive loss, net of tax.

Net Interest Income

Net interest income is the Company's primary source of operating income.  It is the amount by which interest earned on interest-earning deposits, loans and investment securities exceeds the interest paid on deposits and borrowed money.  Changes in net interest income and the net interest margin ratio result from the interaction between the volume and composition of earning assets, interest-bearing liabilities, and their respective yields and funding costs.

The following comments refer to the table of Average Balances and Rates and the Rate/Volume Analysis, both of which follow below.

Net interest income increased $1.7 million as compared to the same prior year period to $18.8 million for 2015. This increase was due primarily to the increase in interest income on loans and investment securities stemming from the $63.8 million increase in average balances on these earning asset products and the decrease in interest expense on time deposits and FHLBNY borrowings.  Reductions were recorded in average rates paid on time deposits and FHLBNY borrowings of 12 basis points and 33 basis points, respectively.  Interest expense on borrowings, the majority of which is from FHLBNY, decreased $102,000, as the 8.2% increase in average balances, of $43.7 million, was more than offset by the decrease in rates paid on these borrowings from 1.23% in 2014 to 0.90% in 2015.  Our net interest margin for the twelve months ended December 31, 2015 decreased to 3.31% from 3.40% for the comparable prior year.

"Table of Contents"
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

	For the twelve months ended December 31,
	2015			2014			2013
			Average			Average			Average
	Average		Yield /	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$404,434	$18,450	4.56%	$361,864	$16,928	4.68%	$338,732	$16,347	4.83%
Taxable investment securities	118,035	2,190	1.86%	106,976	1,975	1.85%	94,597	1,748	1.85%
Tax-exempt investment securities	27,841	763	2.74%	27,854	782	2.81%	25,972	762	2.93%
Interest-earning time deposit	-	-	0.00%	453	7	1.55%	1,612	19	1.18%
Fed funds sold and interest-earning deposits	16,036	21	0.13%	5,386	7	0.13%	6,901	7	0.10%
Total interest-earning assets	566,346	21,424	3.78%	502,533	19,699	3.92%	467,814	18,883	4.04%
Noninterest-earning assets:
Other assets	40,606			39,769			33,809
Allowance for loan losses	(5,674)			(5,152)			(4,865)
Net unrealized gains
on available for sale securities	790			736			1,088
Total assets	$602,068			$537,886			$497,846
Interest-bearing liabilities:
NOW accounts	$46,044	$86	0.19%	$38,960	$76	0.20%	$37,733	80	0.21%
Money management accounts	12,981	21	0.16%	13,205	22	0.17%	13,962	26	0.19%
MMDA accounts	125,396	628	0.50%	94,941	401	0.42%	81,734	364	0.45%
Savings and club accounts	75,307	62	0.08%	73,683	63	0.09%	69,284	54	0.08%
Time deposits	155,040	1,165	0.75%	160,043	1,394	0.87%	160,823	1,954	1.22%
Subordinated loans	6,826	300	4.39%	5,155	161	3.12%	5,155	162	3.14%
Borrowings	43,663	395	0.90%	40,338	497	1.23%	35,128	624	1.78%
Total interest-bearing liabilities	465,257	2,657	0.57%	426,325	2,614	0.61%	403,819	3,264	0.81%
Noninterest-bearing liabilities:
Demand deposits	62,751			57,335			48,814
Other liabilities	3,241			4,356			4,185
Total liabilities	531,249			488,016			456,818
Shareholders' equity	70,819			49,870			41,028
Total liabilities & shareholders' equity	$602,068			$537,886			$497,846
Net interest income		$18,767			$17,085			$15,619
Net interest rate spread			3.21%			3.31%			3.23%
Net interest margin			3.31%			3.40%			3.34%
Ratio of average interest-earning assets
to average interest-bearing liabilities			121.73%			117.88%			115.85%

"Table of Contents"
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

	Years Ended December 31,
	2015 vs. 2014			2014 vs. 2013
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Loans	$1,951	$(429)	$1,522	$1,093	$(512)	$581
Taxable investment securities	205	10	215	229	(2)	227
Tax-exempt investment securities	-	(19)	(19)	54	(34)	20
Interest-earning time deposits	(4)	(4)	(7)	(17)	5	(12)
Interest-earning deposits	14	-	14	(2)	2	-
Total interest income	2,166	(442)	1,725	1,357	(541)	816
Interest Expense:
NOW accounts	13	(3)	10	3	(7)	(4)
Money management accounts	-	(1)	(1)	(1)	(3)	(4)
MMDA accounts	144	83	227	57	(20)	37
Savings and club accounts	1	(2)	(1)	4	5	9
Time deposits	(42)	(187)	(229)	(9)	(551)	(560)
Subordinated loans	62	77	139	-	(1)	(1)
Borrowings	38	(140)	(102)	83	(210)	(127)
Total interest expense	216	(173)	43	137	(787)	(650)
Net change in net interest income	$1,950	$(269)	$1,682	$1,220	$246	$1,466

Interest Income

Changes in interest income result from changes in the average balances of loans, securities, and interest-earning deposits and the related average yields on those balances.

Interest income increased 8.8% to $21.4 million between 2014 and 2015 due principally to the $63.8 million or 12.7% increase in average interest-earning assets.  The increase in average interest-earning assets was due to the increase in average balances of loans and taxable investment securities, which increased 11.8% and 10.3%, respectively.  The increase in the average balance of loans was driven principally by increases in adjustable-rate commercial real estate loans.  The average yields earned on loans, however, decreased by 0.12% from 4.68% in 2014 to 4.56% in 2015 as maturing higher rate loans were replaced by loans at current lower market rates. Yields on taxable investment securities remained substantially unchanged at 1.86% in 2015 as compared to 1.85% in 2014.

"Table of Contents"
Interest Expense

Changes in interest expense result from changes in the average balances of deposits and borrowings and the related average interest costs on those balances.

The increase in average balances of interest earning assets was primarily funded by the $38.9 million increase in interest-bearing liabilities between 2014 and 2015.  Interest expense increased $43,000 driven principally by a $235,000 increase in deposit expenses for all deposit products in aggregate, excluding time deposits, that was primarily driven by an average balance increase in MMDA accounts of $30.5 million in 2015 as compared to 2014.  The Company also paid $131,000 more in interest on subordinated debt in 2015 as a result of the issuance of an additional $10 million in such debt in October 2015.   Partially offsetting these increases in non-maturity deposit costs were a $229,000 reduction in interest expense on time deposits and a $102,000 reduction in interest expense on borrowings.  The reduction in interest expense on time deposits was the result of maturing long term and higher rate certificates of deposit being replaced by shorter term certificates of deposits at lower current market rates as customers opted to retain shorter term investments given the uncertain interest rate environment.  As a result, rates paid on average time deposits decreased from 0.87% in 2014 to 0.75% in 2015.  The reduction in interest expense on borrowings was result of the significant drop in average rates paid on borrowings, the majority of this component being FHLBNY borrowings. This drop was the result of matured long term and higher rate FHLBNY advances replaced in 2015 by shorter term advances at current lower market rates.

Provision for Loan Losses

We establish a provision for loan losses, which is charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types and amount of loans in the loan portfolio, adverse situations that may affect a borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The provision for loan losses represents management's estimate of the amount necessary to maintain the allowance for loan losses at an adequate level.

The Company recorded a provision for loan losses of $1.3 million as compared to $1.2 million recorded in the prior year.  This year-over-year increase reflects increased levels of net charge-offs in 2015 as the Company recorded $993,000 in net charge-offs in 2015 as compared to $897,000 in net charge-offs in 2014.  The $96,000 increase in net charge-offs resided primarily in commercial real estate and industrial loans.  The ratio of net charge-offs to average loans stayed constant at 0.25% in 2015 and 2014.

Further increasing the need for increased provision for loan losses in 2015 as compared with the previous year was the 11.1% increase in gross loan balances between December 31, 2014 and December 31, 2015.

"Table of Contents"
Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions and net gains or losses on sales of securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the years indicated.

	Years Ended December 31,
(Dollars in thousands)	2015	2014	Change
Service charges on deposit accounts	$1,155	$1,200	$(45)	(3.8%)
Earnings and gain on bank owned life insurance	401	308	93	30.2%
Loan servicing fees	233	271	(38)	(14.0%)
Debit card interchange fees	530	496	34	6.9%
Other charges, commissions and fees	1,397	1,140	257	22.5%
Noninterest income before gains	3,716	3,415	301	8.8%
Net gains on sales and redemptions of investment securities	422	310	112	36.1%
Net gains on sales of loans and foreclosed real estate	34	34	-	0.0%
Total noninterest income	$4,172	$3,759	$413	11.0%

Noninterest income for the year ended December 31, 2015 increased $413,000, or 11.0%, to $4.2 million as compared to the same prior year period.  This increase was driven by the increase in other charges, commissions and fees of $257,000 during the year ended December 31, 2015 as compared to the year ended December 31, 2014.  The commissions of the Insurance Agency were responsible for $151,000 of this increase.  Earnings on bank owned life insurance also increased $93,000 during the year ended December 31, 2015 as compared to the comparable prior year due to the collection of a death benefit related to a former employee.  Additionally, net gains from the sale of investment securities increased by $112,000 in 2015 as compared to the previous year.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the years indicated.

	Years Ended December 31,
(Dollars in thousands)	2015	2014	Change
Salaries and employee benefits	$9,687	$8,795	$892	10.1%
Building occupancy	1,921	1,607	314	19.5%
Data processing	1,609	1,548	61	3.9%
Professional and other services	859	623	236	37.9%
Advertising	518	537	(19)	(3.5%)
FDIC assessments	408	398	10	2.5%
Audits and exams	268	249	19	7.6%
Other expenses	2,317	1,928	389	20.2%
Total noninterest expenses	$17,587	$15,685	$1,902	12.1%

Noninterest expense for 2015 increased $1.9 million, or 12.1%, to $17.6 million from $15.7 million for the prior year. Higher noninterest expenses largely reflect investments related to the Company's continued efforts to expand brand awareness and drive business activities in the Syracuse market.  Specifically, the increase was due in part to higher personnel expenses (up $892,000) resulting from the expansion of the Company's staffing levels in a number of areas,  including the staffing of the Company's new downtown Syracuse business banking office for the entirety of 2015. The office opened in the third of quarter 2014. Personnel expenses in 2015 also included incentive payments that were related to the Company's successful Conversion in October of 2014 and increases in health care and retirement plan costs. Contributing further to the year-over-year increases in noninterest expenses was a $314,000 increase in building occupancy expense related to the full-year occupancy of the new office location in the Syracuse market, extensive refurbishments of certain existing locations and general increases in property taxes. In addition, noninterest expenses in 2015 were affected by an increase of $236,000 in professional and other services, due in large part to extensive staff training and development initiatives undertaken during the year. Finally, other noninterest expenses increased year-over-year by $389,000 due to non-recurring servicing recourse charges related to loans sold to an investor in prior years and transaction costs associated with increased deposit activity from credit unions and municipal customers utilizing the Promontory Interfinancial Network's FDIC-insured deposit placement services.

"Table of Contents"
Income Tax Expense

In 2015, the Company reported income tax expense of $1.1 million compared with $1.2 million in 2014.  This decrease was due to a decrease in the effective tax rate from 29.2% in 2014 to 26.8% in 2015, partially offset by increased pretax income in 2015 as compared to the previous year.  The decrease in the effective tax rate was due to a higher proportion of nontaxable income to total income in 2015.  These nontaxable income items included the sales of certain investments that utilized available (but previously reserved for) capital loss carryforward tax benefits and an increase in nontaxable loans and investment securities, in relation to taxable items in 2015.  See Note 17 to the consolidated financial statements for the reconciliation of the statutory tax rate to the effective tax rate.

Earnings Per Share

Basic and diluted earnings per share for the year ended December 31, 2015 were $0.67 and $0.66, respectively, as compared to basic and diluted earnings per share of $0.64 and $0.63 for the year ended December 31, 2014.  The increase in basic and diluted earnings per share comparing year-over-year periods was due to the increase in net income available to common shareholders between these two periods.

CHANGES IN FINANCIAL CONDITION

Investment Securities

The investment portfolio represents 26% of the Company's average earning assets and is designed to generate a favorable rate of return consistent with safety of principal while assisting the Company in meeting its liquidity needs and interest rate risk strategies.  All of the Company's investments are classified as either available-for-sale or held-to-maturity.  The Company does not hold any trading securities.  The Company invests primarily in securities issued by United States Government agencies and sponsored enterprises ("GSE"), mortgage-backed securities, collateralized mortgage obligations, state and municipal obligations, mutual funds, equity securities, investment grade corporate debt instruments, and common stock issued by the Federal Home Loan Bank of New York ("FHLBNY").  By investing in these types of assets, the Company reduces the credit risk of its asset base but must accept lower yields than would typically be available on loan products.  Our mortgage backed securities and collateralized mortgage obligations portfolio is comprised predominantly of pass-through securities guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and does not include any securities backed by sub-prime or other high-risk mortgages.

At December 31, 2015, available-for-sale and held-to-maturity investment securities increased 12.3% to $98.9 million and 8.3% to $44.3 million, respectively.  There were no securities that exceeded 10% of consolidated shareholders' equity.  See Note 4 to the consolidated financial statements for further discussion on securities.

Our available-for-sale investment securities are carried at fair value and our held-to-maturity investment securities are carried at amortized cost.

"Table of Contents"
The following table sets forth the carrying value of the Company's investment portfolio at December 31:

	Available-for-Sale		Held-to-Maturity
(In Thousands)	2015	2014	2015	2014
Investment Securities:
US treasury, agencies and GSEs	$21,308	$17,750	$7,860	$4,834
State and political subdivisions	8,300	8,443	21,585	22,610
Corporate	18,128	13,860	4,175	2,487
Residential mortgage-backed - US agency	32,573	30,575	7,763	8,043
Collateralized mortgage obligations - US agency	16,833	15,476	2,914	2,901
Mutual funds	1,221	1,676	-	-
Equity securities	579	293	-	-
Total investment securities	$98,942	$88,073	$44,297	$40,875

The following table sets forth the scheduled maturities, amortized cost, fair values and average yields for the Company's investment securities at December 31, 2015. Average yield is calculated on the amortized cost to maturity.  Adjustable rate mortgage-backed securities are included in the period in which interest rates are next scheduled to be reset.

AVAILABLE FOR SALE
	One Year or Less		One to Five Years		Five to Ten Years
		Annualized		Annualized		Annualized
	Amortized	Weighted	Amortized	Weighted	Amortized	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Avg Yield	Cost	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$2,505	0.61%	$14,906	1.49%	$2,988	2.42%
State and political subdivisions	1,860	1.10%	5,028	1.80%	1,310	2.96%
Corporate	4,078	1.74%	10,198	1.82%	3,897	2.45%
Total	$8,443	1.26%	$30,132	1.65%	$8,195	2.52%
Mortgage-backed securities:
Residential mortgage-backed -US Agency	$-	-	$-	-	$7,627	1.97%
Collateralized mortgage obligations-US Agency	-	-	-	-	1,159	2.48%
Total	$-	$-	$-	$-	$8,786	2.04%
Other non-maturity investments:
Mutual funds	$1,099	3.18%	$-	-	$-	-
Equity securities	554	3.05%	-	-	-	-
Total	$1,653	3.14%	$-	-	$-	-
Total investment securities	$10,096	1.57%	$30,132	1.65%	$16,981	2.27%

	More Than Ten Years		Total Investment Securities
		Annualized			Annualized
	Amortized	Weighted	Amortized	Fair	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Value	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$981	3.20%	$21,380	$21,308	1.59%
State and political subdivisions	-	-	8,198	8,300	1.83%
Corporate	-	-	18,173	18,128	1.94%
Total	$981	3.20%	$47,751	$47,736	1.76%
Mortgage-backed securities:
Residential mortgage-backed -US Agency	$25,113	2.10%	$32,740	$32,573	2.07%
Collateralized mortgage obligations-US Agency	15,721	2.38%	16,880	16,833	2.39%
Total	$40,834	2.21%	$49,620	$49,406	2.18%
Other non-maturity investments:
Mutual funds	$-	-	$1,099	$1,221	3.18%
Equity securities	-	-	554	579	3.05%
Total	$-	0.00%	$1,653	$1,800	3.14%
Total investment securities	$41,815	1.34%	$99,024	$98,942	1.59%

"Table of Contents"
HELD-TO-MATURITY

	One Year or Less		One to Five Years		Five to Ten Years
		Annualized		Annualized		Annualized
	Amortized	Weighted	Amortized	Weighted	Amortized	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Avg Yield	Cost	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$-	-	$5,908	1.85%	$1,952	2.23%
State and political subdivisions	206	1.05%	3,512	2.00%	12,883	3.31%
Corporate	-	-	228	4.46%	2,273	5.13%
Total	$206	1.05%	$9,648	1.97%	$17,108	3.43%
Mortgage-backed securities:
Residential mortgage-backed -US Agency	$-	-	$-	-	$677	1.87%
Collateralized mortgage obligations-US Agency	-	-	-	-	2,914	3.16%
Total	$-	-	$-	-	$3,591	2.92%
Total investment securities	$206	1.05%	$9,648	1.97%	$20,699	3.34%

	More Than Ten Years		Total Investment Securities
		Annualized			Annualized
	Amortized	Weighted	Amortized	Fair	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Value	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$-	-	$7,860	$7,912	1.95%
State and political subdivisions	4,984	3.69%	21,585	22,466	3.16%
Corporate	1,674	2.72%	4,175	4,225	4.13%
Total	$6,658	3.44%	$33,620	$34,603	3.00%
Mortgage-backed securities:
Residential mortgage-backed -US Agency	$7,086	2.79%	$7,763	$7,895	2.71%
Collateralized mortgage obligations-US Agency	-	-	2,914	3,017	3.16%
Total	$7,086	2.79%	$10,677	$10,912	2.83%
Total investment securities	$13,744	3.11%	$44,297	$45,515	2.96%
The above noted yield information does not give effect to changes in fair value that are reflected in accumulated other comprehensive loss in consolidated shareholders' equity.

Loans Receivable

Average loans receivable represent 71% of the Company's average earning assets and account for the greatest portion of total interest income.  The Company currently has the largest portion of its loan portfolio in the commercial product segment (commercial real estate and commercial loans) that represents 49% of total loans.  The residential mortgage loans product segment represents 44% of total loans.   The Company has seen the proportion of the commercial loan products increase and will continue to emphasize these types of loans; however, .the Company anticipates a continued commitment to financing the purchase or improvement of residential real estate in its market area.  The Company also extends credit to businesses within its marketplace secured by commercial real estate, equipment, inventories, and accounts receivable.

"Table of Contents"
The following table sets forth the composition of our loan portfolio, including net deferred costs, in dollar amounts.  There were no loans classified as loans held for sale at the dates indicated.

	December 31,
(In thousands)	2015	2014	2013	2012	2011
Residential real estate	$189,367	$175,322	$168,493	$176,968	$162,395
Commercial real estate	129,481	125,883	95,510	82,357	73,628
Commercial and municipal loans	83,016	59,268	52,241	48,826	40,336
Home equity and junior liens	23,688	22,905	21,223	22,141	24,251
Consumer loans	4,886	4,160	4,166	3,456	4,140
Total loans receivable	$430,438	$387,538	$341,633	$333,748	$304,750

The following table shows the amount of loans outstanding, including net deferred costs, as of December 31, 2015 which, based on remaining scheduled repayments of principal, are due in the periods indicated.  Demand loans having no stated schedule of repayments, no stated maturity, and overdrafts are reported as one year or less.  Adjustable and floating rate loans are included in the period on which interest rates are next scheduled to adjust, rather than the period in which they contractually mature.  Fixed rate loans are included in the period in which the final contractual repayment is due.

	Due Under	Due 1-5	Due Over
(In thousands)	One Year	Years	Five Years	Total
Real estate:
Commercial real estate	$995	$6,799	$121,687	$129,481
Residential real estate	71	3,921	185,375	189,367
	1,066	10,720	307,062	318,848
Commercial and municipal loans	31,883	26,189	24,944	83,016
Home Equity and junior liens	10	1,380	22,298	23,688
Consumer	597	2,531	1,758	4,886
Total loans	$33,556	$40,820	$356,062	$430,438

Interest rates:	Due After One Year
Fixed	$199,020
Variable	231,418
Total loans	$430,438

Total loans receivable, including net deferred costs, increased $42.9 million, or 11.1%, when compared to the prior year, primarily due to the growth in adjustable-rate commercial and residential mortgage loans.  The Company does not originate sub-prime, Alt-A, negative amortizing or other higher risk structured residential mortgages. Commercial loans increased $23.7 million, or 40.1%, since December 31, 2014. The Company maintained its credit standards, but continued to benefit from the activities of the Business Banking office in downtown Syracuse opened in 2014 and expanding business relationship-derived activity within the markets that the bank serves.

"Table of Contents"

Nonperforming Loans and Assets

The following table represents information concerning the aggregate amount of nonperforming assets:

	December 31,
(Dollars In thousands)	2015	2014	2013	2012	2011
Nonaccrual loans:
Commercial and commercial real estate loans	$3,238	$4,030	$2,709	$2,726	$2,594
Consumer	365	324	447	776	706
Residential mortgage loans	1,715	1,902	2,194	2,046	1,428
Total nonaccrual loans	5,318	6,256	5,350	5,548	4,728
Total nonperforming loans	5,318	6,256	5,350	5,548	4,728
Foreclosed real estate	517	261	619	426	536
Total nonperforming assets	$5,835	$6,517	$5,969	$5,974	$5,264

Troubled debt restructurings not included above	$1,916	$2,219	$2,459	$1,937	$595

Nonperforming loans to total loans	1.24%	1.61%	1.57%	1.66%	1.55%
Nonperforming assets to total assets	0.94%	1.16%	1.18%	1.25%	1.19%

Nonperforming assets include nonaccrual loans, nonaccrual troubled debt restructurings ("TDR"), and foreclosed real estate ("FRE"). Loans are considered a TDR when, due to a borrower's financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider. These modifications may include an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity.  TDRs are included in the above table within the categories of nonaccrual loans or TDRs not included above (the latter also known as accruing TDRs).

Total nonperforming loans decreased $938,000 between December 31, 2014 and December 31, 2015, driven by a $792,000 decrease in commercial and commercial real estate nonperforming loans across several large relationships.  In addition, there was a modest decrease in nonperforming residential mortgage loans of $187,000.  Management continues to monitor and react to national and local economic trends as well as general portfolio conditions which may impact the quality of the portfolio, and considers these environmental factors in support of the allowance for loan loss reserve.  Management believes that the current level of the allowance for loan losses, at $5.7 million, adequately addresses the current level of risk within the loan portfolio. The Company maintains strict loan underwriting standards and carefully monitors the performance of the loan portfolio.

FRE balances increased by $256,000 at December 31, 2015, from the prior year and reflects the timing of foreclosures versus sales in 2015.  FRE properties increased from 4 to 6 between these two dates.

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

Had the loans in nonaccrual status performed in accordance with their original terms, additional interest income of $126,000 and $162,000 would have been recorded for the years ended December 31, 2015 and December 31, 2014, respectively.

"Table of Contents"
The measurement of impaired loans is based upon the fair value of the collateral or the present value of future cash flows discounted at the historical effective interest rate for impaired loans when the receipt of contractual principal and interest is probable.  At December 31, 2015 and December 31, 2014, the Company had $6.5 million and $7.4 million in loans, which were deemed to be impaired, having specific reserves of $960,000 and $917,000, respectively.  The $866,000 year-over-year decrease in impaired loans was principally due to a $665,000 and a $580,000 decrease in impaired residential real estate and commercial real estate loans, respectively.  All other loan product segments (which include commercial loans, home equity loans, junior liens and other consumer loans) reported modest year-over-year increases in impaired loans of $379,000 in aggregate. The threshold for individually measuring impairment on commercial real estate or commercial loans remains at $100,000 and for residential mortgage loans remains at $300,000 at December 31, 2015.

Appraisals are obtained at the time a real estate secured loan is originated.  For commercial real estate held as collateral, the property is inspected every two years.

Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in possible future impaired loan reporting.  Potential problem loans increased $1.6 million to $10.0 million at December 31, 2015, compared to $8.4 million at December 31, 2014.  These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired.  The increase in potential problem loans is primarily due to a $2.4 million increase in potential problem commercial real estate loans, partially offset by a $594,000 decrease in potential problem residential mortgages and a $151,000 aggregate net decrease in potential problem loans within all other loan segments.

The ratio of the allowance to loan losses to period-end loans at December 31, 2015 was 1.33% as compared to December 31, 2014 of 1.38%.  The modest year-over-year decrease was driven by the net charge-offs taken in 2015 that were previously reserved for and the decrease in the specific allowance required when comparing impaired loans at December 31, 2015 to impaired loans at December 31, 2014.

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

The Company establishes a specific allocation for all commercial loans identified as being impaired with a balance in excess of $100,000 that are also on nonaccrual or have been risk rated under the Company's risk rating system as substandard, doubtful, or loss. The measurement of impaired loans is based upon either the present value of future cash flows discounted at the historical effective interest rate or the fair value of the collateral, less costs to sell for collateral dependent loans.  The majority of the Company's impaired loans are collateral-dependent.  The Company uses the fair value of collateral, less costs to sell to measure impairment on commercial and commercial real estate loans.  Residential real estate loans in excess of $300,000 will also be included in this individual loan review.  Residential real estate loans less than this amount will be included in impaired loans if it is part of the total related credit to a previously identified impaired commercial loan.

"Table of Contents"
The allowance for loan losses at December 31, 2015 and 2014 was $5.7 million and $5.3 million, or 1.33% and 1.38% of total year end loans, respectively.  Net loan charge-offs were $993,000 during 2015, as compared to $897,000 in 2014.  The increase in net loan charge-offs were reported in all loan portfolio classes with the exception of consumer loans which declined $37,000 between 2014 and 2015.

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

	2015		2014		2013		2012		2011
	Allocation	Percent of	Allocation	Percent of	Allocation	Percent of	Allocation	Percent of	Allocation	Percent of
	of the	Loans to	of the	Loans to	of the	Loans to	of the	Loans to	of the	Loans to
(Dollars in thousands)	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans
Residential real estate	$581	44.0%	$509	45.2%	$649	49.3%	$811	53.1%	$664	53.2%
Commercial real estate	2,983	30.1%	2,801	32.5%	2,302	28.0%	1,748	24.6%	1,346	24.2%
Commercial and municipal	1,674	19.3%	1,497	15.3%	1,233	15.3%	1,192	14.7%	1,114	13.2%
Home equity and junior liens	350	5.5%	388	5.9%	433	6.2%	494	6.6%	501	8.0%
Other consumer loans	118	1.1%	98	1.1%	136	1.2%	168	1.0%	162	1.4%
Unallocated			56		288		88		193
Total	$5,706	100.0%	$5,349	100.0%	$5,041	100.0%	$4,501	100.0%	$3,980	100.0%

The following table sets forth the allowance for loan losses for the periods indicated and related ratios:

(Dollars In thousands)	2015	2014	2013	2012	2011
Balance at beginning of year	$5,349	$5,041	$4,501	$3,980	$3,648
Provisions charged to operating expenses	1,350	1,205	1,032	825	940
Recoveries of loans previously charged-off:
Commercial real estate and loans	48	23	41	64	1
Consumer	69	52	71	65	49
Residential real estate	40	2	47	75	49
Total recoveries	157	77	159	204	99
Loans charged off:
Commercial real estate and loans	(787)	(634)	(319)	(231)	(304)
Consumer	(129)	(183)	(179)	(169)	(166)
Residential real estate	(234)	(157)	(153)	(108)	(237)
Total charged-off	(1,150)	(974)	(651)	(508)	(707)
Net charge-offs	(993)	(897)	(492)	(304)	(608)
Balance at end of year	$5,706	$5,349	$5,041	$4,501	$3,980
Net charge-offs to average loans outstanding	0.25%	0.25%	0.15%	0.10%	0.21%
Allowance for loan losses to year-end loans	1.33%	1.38%	1.48%	1.35%	1.31%

Deposits

The Company's deposit base is drawn from eight full-service offices and a business banking office in its market area.  The deposit base consists of demand deposits, money management and money market deposit accounts, savings, and time deposits. Average deposits increased $39.4 million, or 9.0%, in 2015.   During 2015, 67.5% of the Company's average deposit base of $477.5 million consisted of core deposits.  Core deposits, which exclude time deposits, are considered to be more stable and provide the Company with a lower cost source of funds than time deposits.  The Company will continue to emphasize retail and business core deposits by providing depositors with a full range of deposit product offerings. With the opening of our Syracuse business banking office in the third quarter of 2014, we increased, and continue to expect increases in, our business deposit gathering capability. In addition, Pathfinder Commercial Bank, our commercial bank subsidiary, seeks business growth by focusing on its local identification and service excellence within the municipal deposit marketplace.

"Table of Contents"
At December 31, 2015, retail deposits, commercial deposits and municipal deposits increased $15.6 million, $39.1 million and $51.0 million, respectively, when compared to December 31, 2014.  The increase in retail deposits reflects the Bank's increased market penetration among non-business customers, particularly in northern Onondaga County, driven by the Bank's focused marketing initiatives.  The increase in commercial and municipal deposits was the result of the Company's successful execution of its strategy to expand products and services to our existing commercial and municipal relationships within the markets that we serve.

At December 31, 2015, time deposits in excess of $100,000 totaled $89.4 million, or 61.1% of time deposits and 18.2% of total deposits.  At December 31, 2014, these deposits totaled $91.0 million, or 60.0% of time deposits and 22.0% of total deposits.

The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2015:

(In thousands)
Remaining Maturity:
Three months or less	$26,423
Three through six months	30,389
Six through twelve months	13,296
Over twelve months	19,327
Total	$89,435

Borrowings

Short-term borrowings are comprised primarily of advances and overnight borrowing at the FHLBNY.  At December 31, 2015 and December 31, 2014 there were $24.8 million and $55.1 million, respectively, in short-term borrowings outstanding.

The following table represents information regarding short-term borrowings during 2015 and 2014.

(Dollars in thousands)	2015	2014
Maximum outstanding at any month end	$50,700	$55,100
Average amount outstanding during the year	30,202	24,682
Balance at the end of the period	24,800	55,100
Average interest rate during the year	0.53%	0.41%
Average interest rate at the end of the period	0.48%	0.41%

Long-term borrowed funds consist of advances from the FHLBNY.  Long-term borrowed funds,  totaled $16.5 million at December 31, 2015 as compared to $11.0 million at December 31, 2014.

On October 15, 2015, the Company executed the $10.0 million non-amortizing Subordinated Loan with an unrelated third party that is scheduled to mature on October 1, 2025. The Company has the right to prepay the Subordinated Loan at any time after October 15, 2020 without penalty. The terms of the Subordinated Loan require interest payments at an annual interest rate of 3.50% from October 15, 2015 to February 29, 2016. The annual interest rate charged the Company will increase to 6.25% on March 1, 2016 through the maturity date.  The Subordinated Loan is senior in the Company's credit repayment hierarchy only to the Company's common equity and, as a result, qualifies as Tier 2 capital for all future periods when applicable.  The Company paid $172,000 in origination and legal fees as part of this transaction.  These fees will be amortized over the life of the Subordinated Loan through its first call date using the effective interest method.  The effective cost of funds related to this transaction is 6.44% calculated under this method.

"Table of Contents"
Capital

The Company's shareholders' equity increased $2.0 million, or 2.9%, to $70.8 million at December 31, 2015 from $68.8 million at December 31, 2014.  This increase was principally due to $2.9 million in net income and an increase in additional-paid-in capital of $183,000, partially offset by common and preferred stock dividends declared and an increase of $446,000 in accumulated other comprehensive loss.  The increase in accumulated other comprehensive loss was due principally to changes in the value of available-for-sale investment securities and a pension adjustment related to expected returns on pension plan assets.  Additionally  unearned ESOP declined by $180,000, thereby increasing net shareholders' equity by that amount, reflecting the accretion of the unearned ESOP shares that were originally purchased by the ESOP during the 2014 Conversion.

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy.  Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company's goal is to support growth and expansion activities, while maintaining a strong capital position and exceeding regulatory standards.  At December 31, 2015, the Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a "well-capitalized" institution.  See "Supervision and Regulation – Federal Regulations – Capital Requirements."

On February 16, 2016, the Company redeemed all 13,000 shares of the Series B Preferred Stock outstanding with the payment of $13.0 million to the SBLF.  This redemption was substantially financed by the issuance of the $10 million Subordinated Loan on October 15, 2015.  The issuance of the Subordinated Loan will increase interest expense by $644,000 per year but prospectively reduce the amount payable to the SBLF in preferred stock dividends.  Effective April 1, 2016, the annual dividend rate for the preferred stock would have been 9.0%.  The retirement of the $13.0 million of the SBLF Preferred Series B stock, therefore, will result in an annual reduction of preferred dividends payable of $1.2 million.  The Company paid $130,000 in preferred stock dividends in 2015.  These transactions had no effect on the regulatory capital position of the Bank.

As a result of the Dodd-Frank Act, the Company's ability to raise new capital through the use of trust preferred securities may be limited because these securities will no longer be included in Tier 1 capital.  In addition, our ability to generate or originate additional revenue producing assets may be constrained in the future in order to comply with the new capital standards required by federal regulation that took effect January 1, 2015. See Note 20 to the consolidated financial statements and the regulation and supervision section within Part I of this Annual Report on Form 10-K for further discussion on regulatory capital requirements.

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

"Table of Contents"
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

For the year ended 2015, cash and equivalents increased by $3.9 million. The Company reported net cash flows from financing activities of $59.1 million generated principally by an increase in customer deposits of $80.9 million, partially offset a decrease in short-term borrowings of $30.3 million.  Additionally, $6.3 million was provided through operating activities.  These cash flows were  invested in a net increase in loan outstandings of $44.8 million and available-for-sale investment securities of $12.0 million net of proceeds from sales, maturities and principal reductions during 2015.

Certificates of deposit due within one year of December 31, 2015 totaled $96.6 million, representing 65.9% of certificates of deposit at December 31, 2015, a decrease from 67.9% at December 31, 2014.  We believe the large percentage of certificates of deposit that mature within one year reflect customers' hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2016.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and making payments on its subordinated loans. The Company may repurchase shares of its common stock in the future. The Company's primary sources of funds are the proceeds it retained from the Conversion and Offering, interest and dividends on securities and dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without prior regulatory approval, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. The Company believes that such restriction will not have an impact on the Company's ability to meet its ongoing cash obligations. At December 31, 2014 and 2013, the Company had cash and cash equivalents of $15.2 million and $11.4 million, respectively.

The Company has a number of existing credit facilities available to it.  Total credit available under the existing lines is approximately $158.0 million.  At December 31, 2015, the Company had $41.3 million outstanding under existing credit facilities.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of December 31, 2015, management reported to the board of directors that the Company is in compliance with its liquidity policy guidelines.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  At December 31, 2015, the Company had $62.2 in outstanding commitments to extend credit and standby letters of credit.  See Note 18 within the Notes to Consolidated Financial Statements contained herein.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required of a smaller reporting company.

"Table of Contents"
ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to consolidated financial statements
Pathfinder Bancorp, Inc.

"Table of Contents"

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

Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under that framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2015. In addition, based on our assessment, management has determined that there were no material weaknesses in the Company's internal controls over financial reporting.

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
March 29, 2016

"Table of Contents"

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Pathfinder Bancorp, Inc.
Oswego, New York:

We have audited the accompanying consolidated statements of condition of Pathfinder Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the years in the two year period ended December 31, 2015. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pathfinder Bancorp, Inc. and subsidiaries as of December 31, 2015 and 2014 and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Bonadio & Co., LLP
Bonadio & Co., LLP
Syracuse, New York
March 29, 2016

"Table of Contents"

PATHFINDER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION

	December 31,	December 31,
(In thousands, except share and per share data)	2015	2014
ASSETS:
Cash and due from banks	$9,624	$6,822
Interest earning deposits	5,621	4,534
Total cash and cash equivalents	15,245	11,356
Available-for-sale securities, at fair value	98,942	88,073
Held-to-maturity securities, at amortized cost (fair value of $45,515 and $42,139, respectively)	44,297	40,875
Federal Home Loan Bank stock, at cost	2,424	3,454
Loans	430,438	387,538
Less: Allowance for loan losses	5,706	5,349
Loans receivable, net	424,732	382,189
Premises and equipment, net	14,834	13,200
Accrued interest receivable	2,053	1,849
Foreclosed real estate	517	261
Intangible assets, net	214	175
Goodwill	4,536	4,367
Bank owned life insurance	10,615	10,356
Other assets	4,845	4,869
Total assets	$623,254	$561,024

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$428,636	$360,906
Noninterest-bearing	61,679	54,662
Total deposits	490,315	415,568
Short-term borrowings	24,800	55,100
Long-term borrowings	16,500	11,000
Subordinated loans	14,991	5,155
Accrued interest payable	199	63
Other liabilities	5,220	4,934
Total liabilities	552,025	491,820
Shareholders' equity:
Preferred stock - SBLF, par value $0.01 per share; $1,000 liquidation preference;
13,000 shares authorized; 13,000 shares issued and outstanding	13,000	13,000
Common stock, par value $0.01; 25,000,000 authorized shares; 4,353,850 and 4,352,203
shares issued and 4,353,850 and 4,352,203 shares outstanding, respectively	44	44
Additional paid in capital	28,717	28,534
Retained earnings	33,183	31,085
Accumulated other comprehensive loss	(2,565)	(2,119)
Unearned ESOP	(1,574)	(1,754)
Total Pathfinder Bancorp, Inc. shareholders' equity	70,805	68,790
Noncontrolling interest	424	414
Total equity	71,229	69,204
Total liabilities and shareholders' equity	$623,254	$561,024

The accompanying notes are an integral part of the consolidated financial statements.

"Table of Contents"

PATHFINDER BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the	For the
	year ended	year ended
(In thousands, except per share data)	December 31, 2015	December 31, 2014
Interest and dividend income:
Loans, including fees	$18,450	$16,928
Debt securities:
Taxable	2,012	1,815
Tax-exempt	763	782
Dividends	178	160
Interest earning time deposits	-	7
Federal funds sold and interest earning deposits	21	7
Total interest income	21,424	19,699
Interest expense:
Interest on deposits	1,962	1,956
Interest on short-term borrowings	138	102
Interest on long-term borrowings	257	395
Interest on subordinated loans	300	161
Total interest expense	2,657	2,614
Net interest income	18,767	17,085
Provision for loan losses	1,349	1,205
Net interest income after provision for loan losses	17,418	15,880
Noninterest income:
Service charges on deposit accounts	1,155	1,200
Earnings and gain on bank owned life insurance	401	308
Loan servicing fees	233	271
Net gains on sales and redemptions of investment securities	422	310
Net gains on sales of loans and foreclosed real estate	34	34
Debit card interchange fees	530	496
Other charges, commissions & fees	1,397	1,140
Total noninterest income	4,172	3,759
Noninterest expense:
Salaries and employee benefits	9,687	8,795
Building occupancy	1,921	1,607
Data processing	1,609	1,548
Professional and other services	859	623
Advertising	518	537
FDIC assessments	408	398
Audits and exams	268	249
Other expenses	2,317	1,928
Total noninterest expenses	17,587	15,685
Income before income taxes	4,003	3,954
Provision for income taxes	1,071	1,153
Net income attributable to noncontrolling interest and Pathfinder Bancorp, Inc .	2,932	2,801
Net income attributable to noncontrolling interest	43	56
Net income attributable to Pathfinder Bancorp Inc.	2,889	2,745
Preferred stock dividends	130	95
Net income available to common shareholders	$2,759	$2,650

Earnings per common share - basic	$0.67	$0.64
Earnings per common share - diluted	$0.66	$0.63
Dividends per common share	$0.16	$0.12

The accompanying notes are an integral part of the consolidated financial statements.

"Table of Contents"

PATHFINDER BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended
	December 31, 2015	December 31, 2014
(In thousands)
Net Income	$2,932	$2,801

Other Comprehensive Income (Loss)

Retirement Plans:
Retirement plan net losses recognized in plan expenses	185	43
Plan (losses) not recognized in plan expenses	(267)	(1,397)
Net unrealized (loss) on retirement plans	(82)	(1,354)

Unrealized holding gains on financial derivative:
Change in unrealized holding losses on financial derivative	(6)	(9)
Reclassification adjustment for interest expense included in net income	61	62
Net unrealized gain on financial derivative	55	53

Unrealized holding (losses) gains on available for sale securities
Unrealized holding (losses) gains arising during the period	(425)	907
Reclassification adjustment for net gains on called HTM	-	(171)
Reclassification adjustment for net gains included in net income	(422)	(139)
Net unrealized (loss) gain on available for sale securities	(847)	597

Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	131	81

Other comprehensive loss, before tax	(743)	(623)
Tax effect	297	249
Other comprehensive loss, net of tax	(446)	(374)
Comprehensive income	$2,486	$2,427
Comprehensive income attributable to noncontrolling interest	$43	$56
Comprehensive income attributable to Pathfinder Bancorp, Inc.	$2,443	$2,371

Tax Effect Allocated to Each Component of Other Comprehensive Loss
Retirement plan net losses recognized in plan expenses	$(74)	$(17)
Plan (losses) not recognized in plan expenses	106	559
Change in unrealized holding losses on financial derivative	2	4
Reclassification adjustment for interest expense included in net income	(24)	(25)
Unrealized holding (losses) gains arising during the period	170	(363)
Reclassification adjustment for net gains included in net income	169	124
Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	(52)	(33)
Income tax effect related to other comprehensive income	$297	$249

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

"Table of Contents"

PATHFINDER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2015 and December 31, 2014

					Accumulated
			Additional		Other Com-			Non-
	Preferred	Common	Paid in	Retained	prehensive	Unearned	Treasury	controlling
(In thousands, except share and per share data)	Stock	Stock	Capital	Earnings	Loss	ESOP	Stock	Interest	Total

Balance, January 1, 2015	$13,000	$44	$28,534	$31,085	$(2,119)	$(1,754)	$-	$414	$69,204

Net income	-	-	-	2,889	-	-	-	43	2,932

Other comprehensive loss, net of tax	-	-	-	-	(446)	-	-	-	(446)

Preferred stock dividends - SBLF	-	-	-	(130)	-	-	-	-	(130)

ESOP shares earned (24,442 shares)	-	-	89	-	-	180	-	-	269

Stock based compensation	-	-	85	-	-	-	-	-	85

Stock options exercised	-	-	9	-	-	-	-	-	9

Common stock dividends declared ($0.16 per share)	-	-	-	(661)	-	-	-	-	(661)

Distributions from affiliates	-	-	-	-	-	-	-	(33)	(33)
Balance, December 31, 2015	$13,000	$44	$28,717	$33,183	$(2,565)	$(1,574)	$-	$424	$71,229

Balance, January 1, 2014	$13,000	$30	$8,226	$28,788	$(1,745)	$(826)	$(4,761)	$358	$43,070

Net income	-	-	-	2,745	-	-	-	56	2,801

Other comprehensive loss, net of tax	-	-	-	-	(374)	-	-	-	(374)

Preferred stock dividends - SBLF	-	-	-	(95)	-	-	-	-	(95)

ESOP shares earned (21,553 shares)	-	-	68	-	-	127	-	-	195

Stock based compensation	-	-	84	-	-	-	-	-	84

Stock options exercised	-	-	(9)	-	-	-	27	-	18

Proceeds of common stock offering and conversion
of existing shares, net of expenses	-	17	24,896	-	-	(1,055)	-	-	23,858

Cancel 354,787 Treasury Shares	-	(3)	(4,731)	-	-	-	4,734	-	-

Common stock dividends declared ($0.12 per share)	-	-	-	(353)	-	-	-	-	(353)
Balance, December 31, 2014	$13,000	$44	$28,534	$31,085	$(2,119)	$(1,754)	$-	$414	$69,204

The accompanying notes are an integral part of the consolidated financial statements.

"Table of Contents"
PATHFINDER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year ended December 31,
(In thousands)	2015	2014
OPERATING ACTIVITIES
Net income attributable to Pathfinder Bancorp, Inc.	$2,889	$2,745
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	1,349	1,205
Deferred income tax expense	116	352
Proceeds from sales of loans	69	-
Originations of loans held-for-sale	(68)	-
Realized gains on sales, redemptions and calls of:
Real estate acquired through foreclosure	(1)	(31)
Loans	(33)	(3)
Available-for-sale investment securities	(422)	(139)
Held-to-maturity investment securities	-	(171)
Depreciation	998	805
Amortization of mortgage servicing rights	14	14
Amortization of deferred loan costs	170	129
Earnings on bank owned life insurance	(259)	(308)
Realized gain on proceeds from bank owned life insurance	(142)	-
Net amortization of premiums and discounts on investment securities	865	665
Amortization of intangible assets	16	12
Stock based compensation and ESOP expense	354	279
Net change in accrued interest receivable	(204)	(134)
Net change in other assets and liabilities	600	(393)
Net cash flows from operating activities	6,311	5,027
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(67,634)	(28,651)
Purchase of investment securities held-to-maturity	(6,317)	(8,767)
Proceeds from maturities of interest earning time deposits	-	500
Net proceeds from (purchases of) Federal Home Loan Bank stock	1,030	(1,014)
Proceeds from maturities and principal reductions of
investment securities available-for-sale	30,420	16,895
Proceeds from maturities and principal reductions of
investment securities held-to-maturity	2,903	1,109
Proceeds from sales, redemptions and calls of:
Available-for-sale investment securities	25,180	4,940
Held-to-maturity investment securities	-	1,220
Real estate acquired through foreclosure	432	924
Acquisition of insurance agency	(225)	-
Purchase of bank owned life insurance	-	(1,780)
Proceeds from bank owned life insurance	142	-
Net change in loans	(44,784)	(47,491)
Purchase of premises and equipment	(2,632)	(2,361)
Net cash flows from investing activities	(61,485)	(64,476)

"Table of Contents"
FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts,
money management deposit accounts, MMDA accounts and escrow deposits	80,850	(7,210)
Net change in time deposits and brokered deposits	(6,103)	12,638
Net change in short-term borrowings	(30,300)	31,100
Proceeds from long-term borrowings	18,500	-
Payments on long-term borrowings	(13,000)	(5,853)
Proceeds from subordinated loans	9,836	-
Proceeds from exercise of stock options	9	18
Net proceeds from stock offering and conversion	-	24,913
Cash dividends paid to preferred shareholder - SBLF	(130)	(62)
Cash dividends paid to common shareholders	(609)	(316)
Change in noncontrolling interest, net	10	56
Purchase of shares by ESOP	-	(1,054)
Net cash flows from financing activities	59,063	54,230
Change in cash and cash equivalents	3,889	(5,219)
Cash and cash equivalents at beginning of period	11,356	16,575
Cash and cash equivalents at end of period	$15,245	$11,356
CASH PAID DURING THE PERIOD FOR:
Interest	$2,521	$2,637
Income taxes	1,237	631
NON-CASH INVESTING ACTIVITY
Real estate acquired in exchange for loans	722	560

The accompanying notes are an integral part of the consolidated financial statements.

"Table of Contents"
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The accompanying consolidated financial statements include the accounts of Pathfinder Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Pathfinder Bank (the "Bank"). The Company is a Maryland corporation headquartered in Oswego, New York. On October 16, 2014, the Company completed its conversion from the mutual holding company structure and the related public offering and is now a stock holding company that is fully owned by the public.  As a result of the conversion, the mutual holding company and former mid-tier holding company were merged into Pathfinder Bancorp, Inc. The primary business of the Company is its investment in Pathfinder Bank (the "Bank") which is 100% owned by the Company.  The Company sold 2,636,053 shares of common stock in the offering, including 105,442 shares sold to the Pathfinder Bank employee stock ownership plan ("ESOP").  All shares were sold at a price of $10.00 per share raising $26.4 million in gross proceeds.  Additionally, $197,000 in cash was received from the merger of MHC into the company; and after accounting for conversion related expenses of $1.5 million, the Company received $24.9 million in net proceeds.  Concurrent with the completion of the offering, publicly owned shares of Pathfinder Bancorp, Inc., a federal corporation, were exchanged for 1.6472 shares of the Company's common stock. At December 31, 2015 4,353,850 shares of common stock were outstanding. The Bank has four wholly owned operating subsidiaries, Pathfinder Commercial Bank, Pathfinder Risk Management Company, Inc. ("PRMC"), Pathfinder REIT, Inc. and Whispering Oaks Development Corp. All significant inter-company accounts and activity have been eliminated in consolidation.  Although the Company owns, through its subsidiary PRMC, 51% of the membership interest in FitzGibbons Agency, LLC ("FitzGibbons"), the Company is required to consolidate 100% of FitzGibbons within the consolidated financial statements.  The 49% of which the Company does not own is accounted for separately as noncontrolling interests within the consolidated financial statements.

The Company has seven offices located in Oswego County, one office in Onondaga County, and a business banking office in Syracuse, New York.  The Company is primarily engaged in the business of attracting deposits from the general public in the Company's market area, and investing such deposits, together with other sources of funds, in loans secured by one-to-four family residential real estate, commercial real estate, business assets and investment securities.

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

"Table of Contents"
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

"Table of Contents"
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

"Table of Contents"
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

"Table of Contents"
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

Foreclosed Real Estate

Physical possession of residential real estate property collateralizing a residential mortgage loan occurs when legal title is obtain upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed-in-lieu of foreclosure or through a similar legal agreement.  Properties acquired through foreclosure, or by deed-in-lieu of foreclosure, are recorded at their fair value less estimated costs to sell.  Fair value is typically determined based on evaluations by third parties.  Costs incurred in connection with preparing the foreclosed real estate for disposition are capitalized to the extent that they enhance the overall fair value of the property. Any write-downs on the asset's fair value less costs to sell at the date of acquisition are charged to the allowance for loan losses.  Subsequent write downs and expenses of foreclosed real estate are included as a valuation allowance and recorded in noninterest expense.

Goodwill and Intangible Assets

Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired.  Goodwill is not amortized, but is evaluated annually for impairment.  Intangible assets, such as customer relationships, are amortized over their useful lives, generally 15 years.

"Table of Contents"

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

Retirement Benefits

The Company has a non-contributory defined benefit pension plan that covered substantially all employees. On May 14, 2012, the Company informed its employees of its decision to freeze participation and benefit accruals under the plan, primarily to reduce some of the volatility in earnings that can accompany the maintenance of a defined benefit plan.  The plan was frozen on June 30, 2012.  Compensation earned by employees up to June 30, 2012 is used for purposes of calculating benefits under the plan but there will be no future benefit accruals after this date.  Participants as of June 30, 2012 will continue to earn vesting credit with respect to their frozen accrued benefits as they continue to work. Pension expense under these plans is charged to current operations and consists of several components of net pension cost based on various actuarial assumptions regarding future experience under the plans.

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

The Bank sponsors an Employee Stock Ownership Plan ("ESOP") covering substantially all full time employees.  The cost of shares issued to the ESOP but not committed to be released to the participants is presented in the consolidated statement of condition as a reduction of shareholders' equity.  ESOP shares are released to the participants proportionately as the loan is repaid.  The Company records ESOP compensation expense based on the shares committed to be released and allocated to the participant's accounts multiplied by the average share price of the Company's stock over the period.  Dividends related to unallocated shares are recorded as compensation expense.

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

"Table of Contents"
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
	As of December 31,
Accumulated Other Comprehensive Loss By Component:	2015	2014
Unrealized loss for pension and other postretirement obligations	$(3,073)	$(2,991)
Tax effect	1,229	1,197
Net unrealized loss for pension and other postretirement obligations	(1,844)	(1,794)
Unrealized loss on financial derivative instruments used in cash flow hedging relationships	(27)	(82)
Tax effect	11	33
Net unrealized loss on financial derivative instruments used in cash flow hedging relationships	(16)	(49)
Unrealized (losses) gains on available-for-sale securities	(85)	763
Tax effect	34	(306)
Net unrealized gains on available-for-sale securities	(51)	457
Unrealized loss on securities transferred to held-to-maturity	(1,090)	(1,221)
Tax effect	436	488
Net unrealized loss on securities transferred to held-to-maturity	(654)	(733)
Accumulated other comprehensive loss	$(2,565)	$(2,119)

"Table of Contents"
Reclassifications

Certain amounts in the 2014 consolidated financial statements have been reclassified to conform to the current year presentation.  These reclassifications had no effect on net income as previously reported.

NOTE 2:  NEW ACCOUNTING PRONOUNCEMENTS

In January 2016, the FASB issued Accounting Standards Update No. 2016-01—Financial Instruments—Overall (Subtopic 825-10).  The amendments in this Update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).

The amendments in this Update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, for public business entities, such as the Company, the amendments in this Update eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early application by public business entities to financial statements of fiscal years or interim periods that have not yet been issued are permitted as of the beginning of the fiscal year of adoption. Management of the Company does not expect to adopt this ASU before the required adoption date. The Company does not expect a material impact on its consolidated financial statements of condition, results of operations, or cash flows as a result of the adoption of this Update.

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). ASU No. 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements.

Under the new guidance a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend primarily on its classification as a finance or an operating lease (i.e., the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases under the previous guidance). However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU No. 2016-02 will require both operating and finance leases to be recognized on the balance sheet. Additionally, the ASU will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. Lessor accounting will remain largely unchanged from current GAAP. However, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014.

The amendments in ASU No. 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for (1) public business entities, (2) not-for-profit entities that have issued, or are conduit bond obligors for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market, and (3) employee benefit plans that file financial statements with the SEC. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. Early application is permitted for all entities.  The Company is currently evaluating the effects of the ASU 2016-02 on its financial statements and disclosures, if any.

"Table of Contents"

NOTE 3:  EARNINGS PER SHARE

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Net income available to common shareholders is net income to Pathfinder Bancorp, Inc. less the total of preferred dividends declared. Diluted earnings per share include the potential dilutive effect that could occur upon the assumed exercise of issued stock options using the Treasury Stock method.  Anti-dilutive shares are common stock equivalents with average exercise prices in excess of the weighted average market price for the period presented. Anti-dilutive stock options, not included in the computation below, were 4,118 and 16,472 for the years ended 2015 and 2014, respectively.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released to plan participants.

The following table sets forth the calculation of basic and diluted earnings per share.

	Years ended
	December 31,
(In thousands, except per share data)	2015	2014
Basic Earnings Per Common Share
Net income available to common shareholders	$2,759	$2,650
Weighted average common shares outstanding	4,124	4,156
Basic earnings per common share	$0.67	$0.64

Diluted Earnings Per Common Share
Net income available to common shareholders	$2,759	$2,650
Weighted average common shares outstanding	4,124	4,156
Effect of assumed exercise of stock options	67	44
Diluted weighted average common shares outstanding	4,191	4,200
Diluted earnings per common share	$0.66	$0.63

"Table of Contents"
NOTE 4: INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized as follows:

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$21,380	$13	$(85)	$21,308
State and political subdivisions	8,198	107	(5)	8,300
Corporate	18,173	51	(96)	18,128
Residential mortgage-backed - US agency	32,740	113	(280)	32,573
Collateralized mortgage obligations - US agency	16,880	95	(142)	16,833
Total	97,371	379	(608)	97,142
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	643	-	(5)	638
Large cap equity fund	456	127	-	583
Common stock - financial services industry	554	25	-	579
Total	1,653	152	(5)	1,800
Total available-for-sale	$99,024	$531	$(613)	$98,942

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$7,860	$81	$(29)	$7,912
State and political subdivisions	21,585	881	-	22,466
Corporate	4,175	53	(3)	4,225
Residential mortgage-backed - US agency	7,763	137	(5)	7,895
Collateralized mortgage obligations - US agency	2,914	103	-	3,017
Total held-to-maturity	$44,297	$1,255	$(37)	$45,515

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$17,896	$3	$(149)	$17,750
State and political subdivisions	8,346	110	(13)	8,443
Corporate	13,763	116	(19)	13,860
Residential mortgage-backed - US agency	30,321	403	(149)	30,575
Collateralized mortgage obligations - US agency	15,432	168	(124)	15,476
Total	85,758	800	(454)	86,104
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	643	5	-	648
Large cap equity fund	456	193	-	649
Other mutual funds	183	196	-	379
Common stock - financial services industry	270	23	-	293
Total	1,552	417	-	1,969
Total available-for-sale	$87,310	$1,217	$(454)	$88,073

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$4,834	$58	$-	$4,892
State and political subdivisions	22,610	824	(9)	23,425
Corporate	2,487	33	(17)	2,503
Residential mortgage-backed - US agency	8,043	242	-	8,285
Collateralized mortgage obligations - US agency	2,901	133	-	3,034
Total held-to-maturity	$40,875	$1,290	$(26)	$42,139

"Table of Contents"
The Company's investments in mortgage-backed securities include pass-through securities and collateralized mortgage obligations issued and guaranteed by Fannie Mae, Freddie Mac, and Ginnie Mae.  As of December 31, 2015 and December 31, 2014, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company's investments in state and political obligation securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

The amortized cost and estimated fair value of debt investments at December 31, 2015 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$8,443	$8,464	$206	$206
Due after one year through five years	30,132	30,111	9,648	9,747
Due after five years through ten years	8,195	8,180	17,108	17,633
Due after ten years	981	981	6,658	7,017
Sub-total	47,751	47,736	33,620	34,603
Residential mortgage-backed - US agency	32,740	32,573	7,763	7,895
Collateralized mortgage obligations - US agency	16,880	16,833	2,914	3,017
Totals	$97,371	$97,142	$44,297	$45,515

"Table of Contents"

The Company's investment securities' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, is as follows:

	December 31, 2015
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
(Dollars in thousands)
Available-for-Sale
US Treasury, agencies and GSE's	9	$(70)	$13,382	1	$(15)	$984	10	$(85)	$14,366
State and political subdivisions	13	(4)	1,894	3	(1)	339	16	(5)	2,233
Corporate	10	(57)	8,123	2	(39)	2,820	12	(96)	10,943
Equity and other investments	1	(5)	638	-	-	-	1	(5)	638
Residential mortgage-backed - US agency	14	(148)	20,204	5	(132)	4,812	19	(280)	25,016
Collateralized mortgage obligations - US agency	6	(80)	8,618	3	(62)	1,789	9	(142)	10,407
Totals	53	$(364)	$52,859	14	$(249)	$10,744	67	$(613)	$63,603
Held-to-Maturity
US Treasury, agencies and GSE's	2	$(29)	$2,970	-	$-	$-	2	$(29)	$2,970
State and political subdivisions	-	-	-	-	-	-	-	-	-
Corporate	1	(3)	225	-	-	-	1	(3)	225
Residential mortgage-backed - US agency	1	(5)	795	-	-	-	1	(5)	795
Collateralized mortgage obligations - US agency	-	-	-	-	-	-	-	-	-
Totals	4	$(37)	$3,990	-	$-	$-	4	$(37)	$3,990

	December 31, 2014
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
(Dollars in thousands)
Available-for-Sale
US Treasury, agencies and GSE's	7	$(18)	$7,991	7	$(131)	$7,856	14	$(149)	$15,847
State and political subdivisions	19	(13)	3,047	1	-	90	20	(13)	3,137
Corporate	7	(19)	4,520	-	-	-	7	(19)	4,520
Residential mortgage-backed - US agency	2	(8)	1,424	6	(141)	6,256	8	(149)	7,680
Collateralized mortgage obligations - US agency	3	(22)	2,692	5	(102)	3,963	8	(124)	6,655
Totals	38	$(80)	$19,674	19	$(374)	$18,165	57	$(454)	$37,839
Held-to-Maturity
US Treasury, agencies and GSE's	-	$-	$-	-	$-	$-	-	$-	$-
State and political subdivisions	1	(9)	1,463	-	-	-	1	(9)	1,463
Corporate	2	(17)	1,108	-	-	-	2	(17)	1,108
Residential mortgage-backed - US agency	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations - US agency	-	-	-	-	-	-	-	-	-
Totals	3	$(26)	$2,571	-	$-	$-	3	$(26)	$2,571

"Table of Contents"
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

Management does not believe any individual unrealized loss in other securities within the portfolio as of December 31, 2015 represents OTTI.  All securities which have been in an unrealized loss position for 12 months or more are comprised of United States Agency issued mortgage-backed securities, collateralized mortgage obligations and Agency and Government Sponsored enterprise bond holdings.  These positions in US Government Agency and Government Sponsored enterprises are deemed to have no credit impairment, thus, the disclosed unrealized losses relate directly to changes in interest rates subsequent to the acquisition of the individual securities.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the length of time the equity security's fair value has been below the carrying amount. Management has determined that we have the intent and ability to retain the equity securities for a sufficient period of time to allow for recovery. All of the Company's equity securities had a fair value greater than the book value at December 31, 2015.

Proceeds of $25.2 million and $6.2 million on sales and redemptions of securities for the years ended December 31 resulted in gross realized gains (losses) detailed below:

(In thousands)	2015	2014
Realized gains	$439	$312
Realized losses	(17)	(2)
	$422	$310

As of December 31, 2015 and December 31, 2014, securities with a fair value of $89.7 million and $66.7 million, respectively, were pledged to collateralize certain municipal deposit relationships.  As of the same dates, securities with a fair value of $17.8 million and $19.9 million were pledged against certain borrowing arrangements.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages.  The Company is not in the practice of investing in, or originating, these types of investments or loans.

"Table of Contents"
NOTE 5: LOANS

Major classifications of loans are as follows:

	December 31,	December 31,
(In thousands)	2015	2014
Residential mortgage loans:
1-4 family first-lien residential mortgages	$181,792	$172,159
Construction	7,924	3,209
Total residential mortgage loans	189,716	175,368

Commercial loans:
Real estate	129,506	125,952
Lines of credit	19,035	17,407
Other commercial and industrial	54,899	34,660
Tax exempt loans	9,081	7,201
Total commercial loans	212,521	185,220

Consumer loans:
Home equity and junior liens	23,463	22,713
Other consumer	4,886	4,160
Total consumer loans	28,349	26,873

Total loans	430,586	387,461
Net deferred loan costs	(148)	77
Less allowance for loan losses	(5,706)	(5,349)
Loans receivable, net	$424,732	$382,189

The Company originates residential mortgage, commercial and consumer loans largely to customers throughout Oswego, Onondaga and surrounding counties. Although the Company has a diversified loan portfolio, a substantial portion of its borrowers' abilities to honor their contracts is dependent upon the counties' employment and economic conditions.

As of December 31, 2015 and December 31, 2014, residential mortgage loans with a carrying value of $125.8 million and $121.1 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York ("FHLBNY") under a blanket collateral agreement to secure the Company's line of credit and term borrowings.

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

"Table of Contents"
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

Real estate loans, including residential mortgages, commercial real estate loans and home equity, comprise 81% of the portfolio in 2015, substantially identical to the composition in 2014.  Loans secured by real estate provide the best collateral protection and thus significantly reduce the inherent risk in the portfolio.

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

"Table of Contents"
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

"Table of Contents"
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

The following table presents the segments and classes of the loan portfolio summarized by the aggregate pass rating and the criticized and classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system:
	As of December 31, 2015
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$177,244	$1,375	$2,425	$748	$181,792
Construction	7,924	-	-	-	7,924
Total residential mortgage loans	185,168	1,375	2,425	748	189,716
Commercial loans:
Real estate	121,283	4,345	3,878	-	129,506
Lines of credit	17,358	1,469	208	-	19,035
Other commercial and industrial	53,540	848	504	7	54,899
Tax exempt loans	9,081	-	-	-	9,081
Total commercial loans	201,262	6,662	4,590	7	212,521
Consumer loans:
Home equity and junior liens	22,780	182	287	214	23,463
Other consumer	4,840	31	15	-	4,886
Total consumer loans	27,620	213	302	214	28,349
Total loans	$414,050	$8,250	$7,317	$969	$430,586

	As of December 31, 2014
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$166,352	$1,384	$3,370	$1,053	$172,159
Construction	3,209	-	-	-	3,209
Total residential mortgage loans	169,561	1,384	3,370	1,053	175,368
Commercial loans:
Real estate	119,521	1,157	5,132	142	125,952
Lines of credit	16,310	451	646	-	17,407
Other commercial and industrial	33,258	434	941	27	34,660
Tax exempt loans	7,201	-	-	-	7,201
Total commercial loans	176,290	2,042	6,719	169	185,220
Consumer loans:
Home equity and junior liens	21,722	333	574	84	22,713
Other consumer	4,113	10	37	-	4,160
Total consumer loans	25,835	343	611	84	26,873
Total loans	$371,686	$3,769	$10,700	$1,306	$387,461

"Table of Contents"
Nonaccrual and Past Due Loans

Loans are considered past due if the required principal and interest payments have not been received within thirty days of the payment due date.

An age analysis of past due loans, exclusive of deferred costs, segregated by class of loans were as follows:

	As of December 31, 2015
	30-59 Days	60-89 Days	90 Days
	Past Due	Past Due	and Over	Total		Total Loans
(In thousands)	And Accruing	And Accruing		Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,115	$808	$1,715	$3,638	$178,154	$181,792
Construction	-	-	-	-	7,924	7,924
Total residential mortgage loans	1,115	808	1,715	3,638	186,078	189,716
Commercial loans:
Real estate	940	135	2,694	3,769	125,737	129,506
Lines of credit	20	-	174	194	18,841	19,035
Other commercial and industrial	159	216	370	745	54,154	54,899
Tax exempt loans	-	-	-	-	9,081	9,081
Total commercial loans	1,119	351	3,238	4,708	207,813	212,521
Consumer loans:
Home equity and junior liens	132	-	360	492	22,971	23,463
Other consumer	14	15	5	34	4,852	4,886
Total consumer loans	146	15	365	526	27,823	28,349
Total loans	$2,380	$1,174	$5,318	$8,872	$421,714	$430,586

	As of December 31, 2014
	30-59 Days	60-89 Days	90 Days
	Past Due	Past Due	and Over	Total		Total Loans
(In thousands)	And Accruing	And Accruing		Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,455	$687	$1,902	$4,044	$168,115	$172,159
Construction	-	-	-	-	3,209	3,209
Total residential mortgage loans	1,455	687	1,902	4,044	171,324	175,368
Commercial loans:
Real estate	1,462	32	3,547	5,041	120,911	125,952
Lines of credit	10	-	278	288	17,119	17,407
Other commercial and industrial	445	982	205	1,632	33,028	34,660
Tax exempt loans	-	-	-	-	7,201	7,201
Total commercial loans	1,917	1,014	4,030	6,961	178,259	185,220
Consumer loans:
Home equity and junior liens	120	17	313	450	22,263	22,713
Other consumer	6	17	11	34	4,126	4,160
Total consumer loans	126	34	324	484	26,389	26,873
Total loans	$3,498	$1,735	$6,256	$11,489	$375,972	$387,461

"Table of Contents"
Year-end nonaccrual loans, segregated by class of loan, were as follows:

	December 31,	December 31,
(In thousands)	2015	2014
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,715	$1,902
	1,715	1,902
Commercial loans:
Real estate	2,694	3,547
Lines of credit	174	278
Other commercial and industrial	370	205
	3,238	4,030
Consumer loans:
Home equity and junior liens	360	313
Other consumer	5	11
	365	324
Total nonaccrual loans	$5,318	$6,256

There were no loans past due ninety days or more and still accruing interest at December 31, 2015 or 2014.

The Company is required to disclose certain activities related to Troubled Debt Restructurings ("TDR") in accordance with accounting guidance.  Certain loans have been modified in a TDR where economic concessions have been granted to a borrower who is experiencing, or expected to experience, financial difficulties.  These economic concessions could include a reduction in the loan interest rate, extension of payment terms, reduction of principal amortization, or other actions that it would not otherwise consider for a new loan with similar risk characteristics.

The Company is required to disclose new TDRs for each reporting period for which an income statement is being presented.  The recorded investment for each TDR is determined by the loan balance less the reserve associated with the loan.

The Company has determined that there was one new TDR in the year ended December 31, 2015.

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

The Company has determined that there were two new TDRs for the year ended December 31, 2014.

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

"Table of Contents"
The table below details loans that have been modified as TDRs during the twelve months prior to December 31, 2015, which have subsequently defaulted during the year ended December 31, 2015.

(In thousands)	Number of Contracts	Recorded Investment	Allowance for Loan Loss
Residential mortgage loans	1	$385	$-
Commercial real estate loans	1	670	346
Other commercial and industrial	1	224	194

The Company had no loans that had been modified as TDRs during the twelve months prior to December 31, 2014, which had subsequently defaulted during the year ended December 31, 2014.

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

"Table of Contents"
Impaired Loans

The following table summarizes impaired loans information by portfolio class:

	December 31, 2015			December 31, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$473	$473	$-	$1,138	$1,163	$-
Commercial real estate	2,580	2,709	-	2,083	2,154	-
Commercial lines of credit	574	597	-	185	197	-
Other commercial and industrial	536	569	-	335	356	-
Home equity and junior liens	187	187	-	21	21	-
Other consumer	5	6	-	-	-	-
With an allowance recorded:
1-4 family first-lien residential mortgages	-	-	-	-	-	-
Commercial real estate	1,850	1,963	760	2,927	2,972	552
Commercial lines of credit	5	5	5	93	99	93
Other commercial and industrial	224	230	193	268	268	238
Home equity and junior liens	101	101	2	340	340	31
Other consumer	-	-	-	11	11	3
Total:
1-4 family first-lien residential mortgages	473	473	-	1,138	1,163	-
Commercial real estate	4,430	4,672	760	5,010	5,126	552
Commercial lines of credit	579	602	5	278	296	93
Other commercial and industrial	760	799	193	603	624	238
Home equity and junior liens	288	288	2	361	361	31
Other consumer	5	6	-	11	11	3
Totals	$6,535	$6,840	$960	$7,401	$7,581	$917

The following table presents the average recorded investment in impaired loans for the years ended December 31:

(In thousands)	2015	2014
1-4 family first-lien residential mortgages	$671	$1,204
Commercial real estate	4,742	4,886
Commercial lines of credit	520	378
Other commercial and industrial	803	529
Home equity and junior liens	305	402
Other consumer	7	9
Total	$7,048	$7,408

The following table presents the cash basis interest income recognized on impaired loans for the years ended December 31:

(In thousands)	2015	2014
1-4 family first-lien residential mortgages	$17	$34
Commercial real estate	92	104
Commercial lines of credit	-	-
Other commercial and industrial	29	38
Home equity and junior liens	-	12
Other consumer	-	1
Total	$138	$189

"Table of Contents"
NOTE 6: ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31, 2015 and 2014 and information pertaining to the allocation of the allowance for loan losses and balances of the allowance for loan losses and loans receivable based on individual and collective impairment evaluation by loan portfolio class at the indicated dates are summarized in the tables below.  An allocation of a portion of the allowance to a given portfolio class does not limit the Company's ability to absorb losses in another portfolio class.

	December 31, 2015
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$509	$-	$2,801	$460	$1,034
Charge-offs	(234)	-	(309)	(206)	(272)
Recoveries	40	-	-	38	10
Provisions	266	-	491	109	498
Ending balance	$581	$-	$2,983	$401	$1,270
Ending balance: related to loans
individually evaluated for impairment	$-	$-	$760	$5	$193
Ending balance: related to loans
collectively evaluated for impairment	$581	$-	$2,223	$396	$1,077

Loans receivables:
Ending balance	$181,792	$7,924	$129,506	$19,035	$54,899
Ending balance: individually
evaluated for impairment	$473	$-	$4,430	$579	$760
Ending balance: collectively
evaluated for impairment	$181,319	$7,924	$125,076	$18,456	$54,139

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$3	$388	$98	$56	$5,349
Charge-offs	-	(26)	(103)	-	(1,150)
Recoveries	-	10	59	-	157
Provisions (credits)	-	(22)	64	(56)	1,350
Ending balance	$3	$350	$118	$-	$5,706
Ending balance: related to loans
individually evaluated for impairment	$-	$2	$-	$-	$960
Ending balance: related to loans
collectively evaluated for impairment	$3	$348	$118	$-	$4,746

Loans receivables:
Ending balance	$9,081	$23,463	$4,886		$430,586
Ending balance: individually
evaluated for impairment	$-	$288	$5		$6,535
Ending balance: collectively
evaluated for impairment	$9,081	$23,175	$4,881		$424,051

"Table of Contents"

	December 31, 2014
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$649	$-	$2,302	$397	$834
Charge-offs	(157)	-	(306)	(174)	(154)
Recoveries	2	-	4	9	10
Provisions	15	-	801	228	344
Ending balance	$509	$-	$2,801	$460	$1,034
Ending balance: related to loans
individually evaluated for impairment	$-	$-	$552	$93	$238
Ending balance: related to loans
collectively evaluated for impairment	$509	$-	$2,249	$367	$796

Loans receivables:
Ending balance	$172,159	$3,209	$125,952	$17,407	$34,660
Ending balance: individually
evaluated for impairment	$1,138	$-	$5,010	$278	$603
Ending balance: collectively
evaluated for impairment	$171,021	$3,209	$120,942	$17,129	$34,057

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2	$433	$136	$288	$5,041
Charge-offs	-	(86)	(97)	-	(974)
Recoveries	-	1	51	-	77
Provisions (credits)	1	40	8	(232)	1,205
Ending balance	$3	$388	$98	$56	$5,349
Ending balance: related to loans
individually evaluated for impairment	$-	$31	$3	$-	$917
Ending balance: related to loans
collectively evaluated for impairment	$3	$357	$95	$56	$4,432

Loans receivables:
Ending balance	$7,201	$22,713	$4,160		$387,461
Ending balance: individually
evaluated for impairment	$-	$361	$11		$7,401
Ending balance: collectively
evaluated for impairment	$7,201	$22,352	$4,149		$380,060

"Table of Contents"

NOTE 7: SERVICING

Loans serviced for others are not included in the accompanying consolidated statements of condition.  At December 31, 2015 and 2014, the Bank serviced 317 and 370 residential mortgage loans for others, respectively. The unpaid principal balances of mortgage loans serviced for others were $20.9 million and $24.8 million at December 31, 2015 and 2014, respectively.  The balance of capitalized servicing rights included in other assets at December 31, 2015 and 2014, was $52,000 and $66,000, respectively.

The following summarizes mortgage servicing rights capitalized and amortized:

(In thousands)	2015	2014
Mortgage servicing rights capitalized	$-	$-
Mortgage servicing rights amortized	$14	$14

NOTE 8: PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31, is as follows:

(In thousands)	2015	2014
Land	$2,176	$2,176
Buildings	12,111	11,438
Furniture, fixtures and equipment	11,194	10,532
Construction in progress	2,502	1,246
	27,983	25,392
Less: Accumulated depreciation	13,149	12,192
	$14,834	$13,200

NOTE 9:  FORECLOSED REAL ESTATE

The Company is required to disclose the carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession of the property at each reporting period.

		December 31,		December 31,
(Dollars in thousands)	Number of properties	2015	Number of properties	2014
Foreclosed real estate
Foreclosed residential real estate	2	$182	4	$261

At December 31, 2015, the Company reported $584,000 in residential real estate loans in the process of foreclosure.

NOTE 10: GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. Goodwill is not amortized, but is evaluated annually for impairment or between annual evaluations in certain circumstances. Management performs an annual assessment of the Company's goodwill to determine whether or not any impairment of the carrying value may exist.

Of the $4.5 million of goodwill carried on the Company's books as of December 31, 2015, $3.8 million of this amount was due to prior periods acquisitions of branches and $696,000 was due to the 2013 acquisition of the FitzGibbons Agency by Pathfinder Risk Management Company, Inc. and the 2015 acquisition of the Huntington Agency in suburban Syracuse.

"Table of Contents"
The Company is permitted to assess qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than the carrying value.  Based on the results of the assessment, management has determined that the carrying value of goodwill in the amount of $4.5 million is not impaired as of December 31, 2015.

The identifiable intangible asset of $214,000 as of December 31, 2015 was due to the acquisition of the FitzGibbons and Huntington Agencies and represents the amortized carrying amount of the customer lists intangible. The weighted average amortization period of this intangible asset is 7.0 years.

The gross carrying amount and annual amortization for this identifiable intangible asset are as follows:

	December 31,
(In thousands)	2015	2014

Gross carrying amount	$175	$187
Addition due to Huntington Agency purchase	55
Amortization recognized in the year	(16)	(12)
Net amortizing intangibles	$214	$175

The estimated amortization expense for each of the five succeeding years ended December 31, is as follows:

(In thousands)
2016	$16
2017	16
2018	16
2019	16
2020	16
Thereafter	134
$214

NOTE 11: DEPOSITS

A summary of deposits at December 31 is as follows:

(In thousands)	2015	2014
Savings accounts	$73,540	$71,723
Time accounts	111,250	126,319
Time accounts of $250,000 or more	35,213	26,246
Money management accounts	14,081	13,249
MMDA accounts	146,862	85,438
Demand deposit interest-bearing	42,758	33,669
Demand deposit noninterest-bearing	61,679	54,662
Mortgage escrow funds	4,932	4,262
Total Deposits	$490,315	$415,568

"Table of Contents"
At December 31, 2015, the scheduled maturities of time deposits are as follows:

(In thousands)
Year of Maturity:
2016	$96,348
2017	19,145
2018	14,723
2019	8,200
2020	2,214
Thereafter	5,833
Total	$146,463

NOTE 12: BORROWED FUNDS

The composition of borrowings (excluding subordinated loans) at December 31 is as follows:

(In thousands)	2015	2014
Short-term:
FHLB Advances	$24,800	$55,100
Long-term:
FHLB advances	$16,500	$11,000
Total long-term borrowings	$16,500	$11,000

The ESOP loan payable, with an outstanding balance of $853,000 at December 31, 2013 and payable to a third party lender, was paid off and refinanced by the Company on October 16, 2014 in connection with the Conversion and Offering.  In accordance with ASC 718-40-25-9d, the refinanced loan, also termed an employer loan or internally leveraged loan, does not appear on the balance sheet of the Company.

The principal balances, interest rates and maturities of the remaining borrowings, all of which are at a fixed rate, at December 31, 2015 are as follows:

Term	Principal	Rates
(Dollars in thousands)
Advances with FHLB
due within 1 year	$3,000	2.12%
due within 2 years	7,000	0.78-2.56%
due within 10 years	6,500	1.43-2.55%
Total advances with FHLB	$16,500
Total long-term fixed rate borrowings	$16,500

At December 31, 2015, scheduled repayments of long-term debt are as follows (in thousands):

2016	$3,000
2017	7,000
Thereafter	6,500
$16,500

"Table of Contents"
The Company has access to Federal Home Loan Bank advances, under which it can borrow at various terms and interest rates.  Residential mortgage loans with a carrying value of $125.8 million and FHLB stock with a carrying value of $2.4 million have been pledged by the Company under a blanket collateral agreement to secure the Company's borrowings at December 31, 2015.  The total outstanding indebtedness under borrowing facilities with the FHLB cannot exceed the total value of the assets pledged under the blanket collateral agreement.  The Company has a $17.8 million line of credit available at December 31, 2015 with the Federal Reserve Bank of New York through its Discount Window and has pledged various corporate and municipal securities against the line. The Company has $14.4 million in lines of credit available with three other correspondent banks. $9.4 million of that line of credit is available on an unsecured basis and the remaining $5.0 million must be collateralized with marketable investment securities. Interest on the lines is determined at the time of borrowing.

NOTE 13: SUBORDINATED LOANS

The Company has a non-consolidated subsidiary trust, Pathfinder Statutory Trust II, of which the Company owns 100% of the common equity.  The Trust issued $5,000,000 of 30-year floating rate Company-obligated pooled capital securities of Pathfinder Statutory Trust II ("Floating-Rate Debentures").  The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms.  The capital securities mature in 2037 and are treated as Tier 1 capital by the Federal Deposit Insurance Corporation and the Federal Reserve Board ("FRB").  The capital securities of the trust are a pooled trust preferred fund of Preferred Term Securities VI, Ltd. and are tied to the 3-month LIBOR (0.65%) plus 1.65% for a total of 2.30% at December 31, 2015 with a five-year call provision.  The Company guarantees all of these securities.

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

On October 15, 2015, the Company executed the $10.0 million non-amortizing Subordinated Loan with an unrelated third party that is scheduled to mature on October 1, 2025. The Company has the right to prepay the Subordinated Loan at any time after October 15, 2020 without penalty. The terms of the Subordinated Loan require interest payments at an annual interest rate of 3.50% from October 15, 2015 to February 29, 2016. The annual interest rate charged the Company will increase to 6.25% on March 1, 2016 through the maturity date.  The Subordinated Loan is senior in the Company's credit repayment hierarchy only to the Company's common equity and, as a result, qualifies as Tier 2 capital for all future periods when applicable.  The Company paid $172,000 in origination and legal fees as part of this transaction.  These fees will be amortized over the life of the Subordinated Loan through its first call date using the effective interest method.  The effective cost of funds related to this transaction is 6.44% calculated under this method.

The composition of subordinated loans at December 31 is as follows:

(In thousands)	2015	2014
Subordinated Loans
Junior subordinated debenture	$5,155	$5,155
Subordinated loan	9,836	-
Total long-term borrowings	$14,991	$5,155

"Table of Contents"
The principal balances, interest rates and maturities of the subordinated loans at December 31, 2015 are as follows:

Term	Principal	Rates
(Dollars in thousands)
Subordinated Loans
due within 10 years	$9,836	6.48%
due within 22 years	5,155	3-Month Libor + 1.65%
Total subordinated loans	$14,991

At December 31, 2015, scheduled repayments of the subordinated loans (in thousands):

2016	$0
2017	0
Thereafter	14,991
$14,991

NOTE 14:  EMPLOYEE BENEFITS AND DEFERRED COMPENSATION AND SUPPLEMENTAL     RETIREMENT PLANS

The Company has a noncontributory defined benefit pension plan covering substantially all employees. The plan provides defined benefits based on years of service and final average salary. On May 14, 2012, the Company informed its employees of its decision to freeze participation and benefit accruals under the plan, primarily to reduce some of the volatility in earnings that can accompany the maintenance of a defined benefit plan.  The plan was frozen on June 30, 2012.  Compensation earned by employees up to June 30, 2012 is used for purposes of calculating benefits under the plan but there will be no future benefit accruals after this date.  Participants as of June 30, 2012 will continue to earn vesting credit with respect to their frozen accrued benefits as they continue to work. In addition, the Company provides certain health and life insurance benefits for a limited number of eligible retired employees.  The healthcare plan is contributory with participants' contributions adjusted annually; the life insurance plan is noncontributory.  Employees with less than 14 years of service as of January 1, 1995, are not eligible for the health and life insurance retirement benefits.

"Table of Contents"
The following tables set forth the changes in the plans' benefit obligations, fair value of plan assets and the plans' funded status as of December 31:

	Pension Benefits		Postretirement Benefits
(In thousands)	2015	2014	2015	2014
Change in benefit obligations:
Benefit obligations at beginning of year	$9,679	$8,333	$356	$402
Service cost	-	-	-	-
Interest cost	468	406	17	19
Actuarial (gain) loss	(586)	1,165	(201)	50
Plan Amendment	-	-	-	(102)
Benefits paid	(242)	(225)	(13)	(13)
Benefit obligations at end of year	9,319	9,679	159	356
Change in plan assets:
Fair value of plan assets at beginning of year	13,125	12,691	-	-
Actual return on plan assets	(75)	659	-	-
Benefits paid	(242)	(225)	(13)	(13)
Employer contributions	-	-	13	13
Fair value of plan assets at end of year	12,808	13,125	-	-
Funded Status - asset (liability)	$3,489	$3,446	$(159)	$(356)

The funded status of the pension was recorded within other assets on the statement of condition.  The unfunded status of the postretirement plan is recorded as a liability on the statement of condition.

Amounts recognized in accumulated other comprehensive loss as of December 31 are as follows:

	Pension Benefits		Postretirement Benefits
(In thousands)	2015	2014	2015	2014
Net loss(gain)	$3,245	$2,962	$(172)	$29
Tax effect	1,298	1,185	(69)	12
	$1,947	$1,777	$(103)	$17

Gains and losses in excess of 10% of the greater of the benefit obligation or the fair value of assets are amortized over the average remaining service period of active participants.

The Company utilized the actual projected cash flows of the participants in both plans for the years ended December 31, 2015 and December 31, 2014.  The following points address the approach taken.

1.
An analysis of the defined benefit pension plan's expected future cash flows and high-quality fixed income investments currently available and expected to be available during the period to maturity of the pension benefits yielded a single discount rate of 5.05% at December 31, 2015.

2.
An analysis of the postretirement health plan's expected future cash flows and high-quality fixed-income investments currently available and expected to be available during the period to maturity of the retiree medical benefits yielded a single discount rate of 5.23% at December 31, 2015.

"Table of Contents"
3.
Each discount rate was developed by matching the expected future cash flows of Pathfinder Bank to high quality bonds.  Every bond considered has earned ratings of at least AA by Fitch Group, AA by Standard & Poor's, or Aa2 by Moody's Investor Services.

The accumulated benefit obligation for the defined benefit pension plan was $9.3 million and $9.7 million at December 31, 2015 and 2014, respectively.  The postretirement plan had an accumulated benefit obligation of $159,000 and $356,000 at December 31, 2015 and 2014, respectively.

The significant assumptions used in determining the benefit obligations as of December 31, are as follows:

	Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014
Weighted average discount rate	5.05%	4.90%	5.23%	4.98%
Rate of increase in future compensation levels	-	-	-	-

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plan.   The annual rates of increase in the per capita cost of covered medical and prescription drug benefits for future years were assumed to be 6.00% for 2016, gradually decreasing to 5.00% in 2018 and remain at that level thereafter.

The composition of the net periodic benefit plan cost for the years ended December 31 is as follows:

	Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014
(In thousands)
Service cost	$-	$-	$-	$-
Interest cost	468	406	17	19
Expected return on plan assets	(975)	(942)	-	-
Amortization of transition obligation	-	-	-	-
Amortization of net losses	180	30	5	13
Amortization of unrecognized past service liability	-	-	(5)	-
Net periodic benefit plan (benefit) cost	$(327)	$(506)	$17	$32

The significant assumptions used in determining the net periodic benefit plan cost for years ended December 31, were as follows:

	Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014
Weighted average discount rate	4.90%	4.95%	4.98%	4.95%
Expected long term rate of return on plan assets	7.50%	7.50%	-	-
Rate of increase in future compensation levels	-	-	-	-

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

"Table of Contents"
The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit plan cost during 2016 is $226,000.  The estimated amortization of the unrecognized transition obligation and actuarial gain for the post retirement health plan in 2016 is $3,000.  The expected net periodic benefit plan cost for 2016 is estimated at a $262,000 negative expense for both retirement plans in aggregate.

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

"Table of Contents"
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
Pension plan assets measured at fair value are summarized below:

	At December 31, 2015
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Asset Category:
Mutual funds - equity
Large-cap value (a)	$-	$696	$-	$696
Large-cap Growth (b)	-	783	-	783
Large-cap Core (c)	-	510	-	510

Mid-cap Value (d)	-	166	-	166
Mid-cap Growth (e)	-	163	-	163
Mid-cap Core (f)	-	162	-	162

Small-cap Value (g)	-	119	-	119
Small-cap Growth (h)	-	117	-	117
Small-cap Core (i)	-	238	-	238

International Equity (j)	-	996	-	996
Equity -Total	-	3,950	-	3,950

Fixed Income Funds
Fixed Income-US Core (k)	-	1,578	-	1,578
Intermediate Duration (l)	-	2,865	-	2,865
Long Duration (m)	-	2,347	-	2,347
Fixed Income-Total	-	6,790	-	6,790

Long/Short Equity(n)	-	1,793	-	1,793
Company Common Stock	-	-	-	-
Cash Equivalents-Money market*	72	203	-	275

Total	$72	$12,736	$-	$12,808
*Includes cash equivalents investments in equity and fixed income strategies

(a)	This category contains large-cap stocks with above-average yield. The portfolio typically holds between 60 and 70 stocks.
(b)	This category seeks long-term capital appreciation by investing primarily in large growth companies based in the U.S.
(c)	This fund tracks the performance of the S&P 500 index by purchasing the securities represented in the index in approximately the same weightings as the index.
(d)	This category employs an indexing investment approach designed to track the performance of the CRSP US Mid-Cap Value Index.
(e)	This category employs an indexing investment approach designed to track the performance of the CRSP US Mid-Cap Growth Index.
(f)	This category seeks to track the performance of the S&P Midcap 400 Index.
(g)	This category consists of a selection of investments based on the Russell 2000 Value Index.
(h)	This category consists of a selection of investments based on the Russell 2000 Growth Index.
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

(k)
This category currently includes equal investments in three mutual funds, two of which usually hold at least 80% of fund assets in investment grade fixed income securities, seeking to outperform the Barclays US Aggregate Bond Index while maintaining a similar duration to that index.  The third fund targets investments of 50% or more in mortgage-backed securities guaranteed by the US government and its agencies.

(l)
This category consists mostly of a fund which seeks to track the Barclays Capital US Corporate A or Better 5-20 Year, Bullets only Index, along with a diversified mutual fund holding fixed income securities rated A or better.

(m)	This category consists of a fund that seeks to approximate the performance of the Barclays Capital US Corporate A or Better, 20+ Year Bullets Only Index over the long term.
(n)	This category currently invests in three long/short equity hedge funds.

"Table of Contents"
	At December 31, 2014
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Asset Category:
Mutual funds - equity
Large-cap value (a)	$-	$920	$-	$920
Large-cap Growth (b)	-	914	-	914
Large-cap Core (c)	-	649	-	649

Mid-cap Value (d)	-	221	-	221
Mid-cap Growth (e)	-	222	-	222
Mid-cap Core (f)	-	212	-	212

Small-cap Value (g)	-	155	-	155
Small-cap Growth (h)	-	154	-	154
Small-cap Core (i)	-	311	-	311

International Equity (j)	-	1,246	-	1,246
Equity -Total	-	5,004	-	5,004

Fixed Income Funds
Intermediate Duration (k)	-	4,261	-	4,261
Long Duration (l)	-	2,355	-	2,355
Fixed Income-Total		6,616		6,616

Long/Short Equity(m)	-	1,261	-	1,261
Company Common Stock	-	-	-	-
Cash Equivalents-Money market*	24	220	-	244

Total	$24	$13,101	$-	$13,125
*Includes cash equivalents investments in equity and fixed income strategies

(a)	This category contains large-cap stocks with above-average yield. The portfolio typically holds between 60 and 70 stocks.
(b)	This category seeks long-term capital appreciation by investing primarily in large growth companies based in the U.S.
(c)	This fund tracks the performance of the S&P 500 index by purchasing the securities represented in the index in approximately the same weightings as the index.
(d)	This category employs an indexing investment approach designed to track the performance of the CRSP US Mid-Cap Value Index.
(e)	This category employs an indexing investment approach designed to track the performance of the CRSP US Mid-Cap Growth Index.
(f)	This category seeks to track the performance of the S&P Midcap 400 Index.
(g)	This category consists of a selection of investments based on the Russell 2000 Value Index.
(h)	This category consists of a selection of investments based on the Russell 2000 Growth Index.
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

(m)	This category currently invests in three long/short equity hedge funds.

For the fiscal year ending December 31, 2016, the Company expects to contribute approximately $13,000 to the postretirement plan.

"Table of Contents"
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from both retirement plans:

	Pension	Postretirement
(In thousands)	Benefits	Benefits	Total
Years ending December 31:
2016	$243	$13	$256
2017	262	13	275
2018	276	12	288
2019	287	12	299
2020	307	12	319
Years 2021-2025	1,971	61	2,032

The Company also offers a 401(k) plan to its employees.  Contributions to this plan by the Company were $269,000 and $241,000 for 2015 and 2014, respectively.  In addition, the Company made a $205,000 safe harbor contribution to the plan in 2015.

The Company maintains optional deferred compensation plans for its directors and certain executive officers, whereby fees and income normally received are deferred and paid by the Company based upon a payment schedule commencing at age 65 and continuing monthly for 10 years. Directors must serve on the board for a minimum of 5 years to be eligible for the Plan. At December 31, 2015 and 2014, other liabilities include approximately $2.2 million and $2.1 million, respectively, relating to deferred compensation. Deferred compensation expense for the years ended December 31, 2015 and 2014 amounted to approximately $310,000 and $326,000, respectively.

The Company has a supplemental executive retirement plan ("SERP") for the benefit of a retired Chief Executive Officer at December 31, 2015.  At December 31, 2015 and 2014, other liabilities included approximately $15,000 and $72,000, respectively, accrued under this plan related to the retired CEO.  Compensation expense includes approximately $4,000 relating to this supplemental executive retirement plan for the year ended December 31, 2015 and $8,000 for the year ended December 31, 2014.

To assist in the funding of the Company's benefits under the supplemental executive retirement plan and deferred compensation plans, the Company is the owner of single premium life insurance policies on selected participants.  At December 31, 2015 and 2014, the cash surrender values of these policies were $10.6 million and $10.4 million, respectively.  The cash surrender value at December 31, 2015 reflects a reduction of $527,000 for outstanding loans payable to the issuing insurance carrier.

The Bank adopted a Defined Contribution Supplemental Executive Retirement Plan (the "SERP"), effective January 1, 2014.  The SERP benefits certain key senior executives of the Bank who are selected by the Board to participate, including our Named Executive Officers.  The SERP is intended to provide a benefit from the Bank upon retirement, death, disability or voluntary or involuntary termination of service (other than "for cause"), subject to the requirements of Section 409A of the Internal Revenue Code.  Accordingly, the SERP obligates the Bank to make a contribution to each executive's account on the last business day of each calendar year.  In addition, the Bank, may, but is not required to, make additional discretionary contributions to the executive's accounts from time to time.  All executives currently participating in the plan, including the Named Executive Officers, are fully vested in the Bank's contribution to the plan.  In the event the executive is terminated involuntarily or resigns for good reason within 24 months following a change in control, the Bank is required to make additional annual contributions the lesser of:  (1) three years or (2) the number of years remaining until the executive's benefit age, subject to potential reduction to avoid an excess parachute payment under Code Section 280G.  In the event of the executive's death, disability or termination within 24 months after a change in control, the executive's account will be paid in a lump sum to the executive or his beneficiary, as applicable.  In the event executive is entitled to a benefit from the SERP due to retirement or other termination of employment, the benefit will be paid either in a lump sum or in 10 annual installments as detailed in his or her participant agreement.  At December 31, 2015, other liabilities included $309,000 accrued under this plan.

"Table of Contents"
NOTE 15:  STOCK BASED COMPENSATION PLANS

All share and per share values have been adjusted, where appropriate, by the 1.6472 exchange rate used in the Conversion and Offering that occurred on October 16, 2014.

The April 2010 Stock Option Plan

In June 2011, the board of directors of the Company approved the grant of stock option awards to its Directors and Executive Officers under the 2010 Stock Option Plan that had 247,080 shares authorized for award.  A total of 74,124 stock option awards were granted to the nine directors of the Company, at that time, and 123,540 stock option awards, in total, were granted to the Chief Executive Officer and the Company's then four Senior Vice Presidents.  The awards will vest ratably over five years (20% per year for each year of the participant's service with the Company) and will expire ten years from the date of the grant, or June 2021.  The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions: risk-free interest rate of 2.2%; volatility factors of the expected market price of the Company's common stock of 0.45; weighted average expected lives of the options of 7.0 years: cash dividend yield of 1.49%. Based upon these assumptions, the weighted average fair value of options granted was $2.29.

In July 2013, the board of directors of the Company approved the grant of 16,472 stock option awards in total to two newly elected Directors of the Company.  The awards will vest ratably over five years (20% per year for each year of the participant's service with the Company) and will expire ten years from the date of the grant, or July 2023.  The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions: risk-free interest rate of 2.0%; volatility factors of the expected market price of the Company's common stock of 0.45; weighted average expected lives of the options of 7.0 years: cash dividend yield of 1.0%. Based upon these assumptions, the weighted average fair value of options granted was $3.69.

In November 2015, the board of directors of the Company approved the grant of 16,472 stock option awards in total to two newly elected Directors of the Company.  The awards will vest ratably over five years (20% per year for each year of the participant's service with the Company) and will expire ten years from the date of the grant, or November 2025.  The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions: risk-free interest rate of 1.9%; volatility factors of the expected market price of the Company's common stock of 0.23; weighted average expected lives of the options of 7.0 years: cash dividend yield of 1.4%. Based upon these assumptions, the weighted average fair value of options granted was $2.56.

The compensation expense of the awards is based on the fair value of the instruments on the date of grant.  The Company recorded compensation expense in the amount of $85,000 and $84,000 in 2015 and 2014, respectively, and is expected to record $54,000, $20,000, $15,000, $8,000, and $6,000 in 2016 through 2020.

At December 31, 2015, there were 185,310 options outstanding, of which 127,658 were exercisable at an average exercise price of $5.60, and an average remaining contractual life of 5.6 years.

"Table of Contents"
Activity in the stock option plans is as follows:
		Weighted
	Options	Average	Shares
(Shares in thousands)	Outstanding	Exercise Price	Exercisable
Outstanding at December 31, 2013	173	$5.46	63
Granted	-	$-	-
Newly vested	-	5.75	35
Exercised	(3)	-	(3)
Expired	-	-	-
Outstanding at December 31, 2014	170	$5.75	95
Granted	17	$11.09	-
Newly vested	-	5.75	35
Exercised	(2)	-	(2)
Expired	-	-	-
Outstanding at December 31, 2015	185	$5.75	128

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options prior to the expiration date.  The intrinsic value can change based on fluctuations in the market value of the Company's stock.  At December 31, 2015, the intrinsic value of the stock options was $1.2 million.  At December 31, 2014, the intrinsic value of the stock options was $693,000.

NOTE 16:  EMPLOYEE STOCK OWNERSHIP PLAN

The Bank established the Pathfinder Bank Employee Stock Ownership Plan ("Plan") to purchase stock of the Company for the benefit of its employees.  In July 2011, the Plan received a $1.1 million loan from Community Bank, N.A., guaranteed by the Company, to fund the Plan's purchase of 125,000 shares of the Company's treasury stock.  The loan was being repaid in equal quarterly installments of principal plus interest over ten years beginning October 1, 2011.  Interest accrued at the Wall Street Journal Prime Rate plus 1.00%, and was secured by the unallocated shares of the ESOP stock.  This loan was refinanced in connection with the Conversion and Offering that occurred on October 16, 2014.

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

The ESOP loan from the Company has a ten year term and is being repaid in equal payments of principal and interest under a fixed rate of interest equal to 3.25% which was the prime rate of interest on the date of the closing of the offering.  This ESOP loan from the Company, also referred to as an internally leveraged ESOP, does not appear as a liability on the Company's consolidated statement of condition as of December 31, 2015 in accordance with ASC 718-40-25-9d.

In accordance with the payment of principal on the loan, a proportionate number of shares are allocated to the employees over the ten year time horizon of the loan.  Participants' vesting interest in the shares of Company stock is at the rate of 20% per year. Compensation expense is recorded based on the number of shares released to the participants times the average market value of the Company's stock over that same period.  Dividends on unallocated shares, recorded as compensation expense on the income statement, are made available to the participants' account. The Company recorded $305,000 and $211,000 in compensation expense in 2015 and 2014, respectively, including $36,000 and $15,000 for dividends on unallocated shares in these same time periods.  At December 31, 2015, there were 213,871 unearned ESOP shares with a fair value of $2.8 million.

"Table of Contents"
NOTE 17: INCOME TAXES

The provision for income taxes for the years ended December 31, is as follows:

(In thousands)	2015	2014
Current	$955	$801
Deferred	116	352
	$1,071	$1,153

The provision for income taxes includes the following:

(In thousands)	2015	2014
Federal Income Tax	$929	$1,057
State Tax	142	96
	$1,071	$1,153

The components of the net deferred tax liability, included in other liabilities as of December 31, are as follows:

(In thousands)	2015	2014
Assets:
Deferred compensation	$858	$898
Allowance for loan losses	2,185	2,048
Postretirement benefits	61	136
Mortgage recording tax credit carryforward	-	90
Impairment losses on investment securities	155	181
Loan origination fees	66	-
Capital loss carryforward	120	305
Held-to-maturity securities	417	468
Other	121	142
Total	3,983	4,268
Liabilities:
Prepaid pension	(1,336)	(1,320)
Depreciation	(1,011)	(1,056)
Accretion	(145)	(162)
Loan origination fees	-	(19)
Intangible assets	(1,470)	(1,470)
Investment securities and financial derivative	(21)	(289)
Mortgage servicing rights	(20)	(25)
Prepaid expenses	(97)	(84)
Total	(4,100)	(4,425)
	(117)	(157)
Less: deferred tax asset valuation allowance	(265)	(458)
Net deferred tax liability	$(382)	$(615)

"Table of Contents"
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

The judgment about the level of future taxable income is inherently subjective and is reviewed on a continual basis as regulatory and business factors change. The valuation allowance of $265,000 at December 31, 2015 represents the portion of the deferred tax asset that management believes may not be realizable, as the Company may not generate sufficient capital gains to offset its capital losses prior to the expiration of the capital loss carryforward benefits.  The deferred tax allowance was $458,000 at December 31, 2014.  The $193,000 decrease in this allowance between the two years relates to the expiration of $131,000 capital loss carryforward tax benefits in 2015 that had been fully reserved for in prior periods and the reduction of the allowance in the amount of $63,000 due to the utilization of that amount in current taxes payable resulting from capital gains realized in 2015.

A reconciliation of the federal statutory income tax rate to the effective income tax rate for the years ended December 31, is as follows:

	2015	2014
Federal statutory income tax rate	34.0%	34.0%
State tax, net of federal benefit	2.3	1.6
Tax-exempt interest income	(8.1)	(7.2)
Increase in value of bank owned life insurance less premiums paid	(3.0)	(2.5)
Change in valuation allowance	(4.8)	-
Other	6.4	3.3
Effective income tax rate	26.8%	29.2%

NOTE 18: COMMITMENTS AND CONTINGENCIES

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

At December 31, 2015 and 2014, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
(In thousands)	2015	2014
Commitments to grant loans	$20,168	$28,168
Unfunded commitments related to construction loans in progress	5,726	1,752
Unfunded commitments under lines of credit	34,469	28,174
Standby letters of credit	1,884	4,617

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter party. Collateral held varies but may include residential real estate and income-producing commercial properties.  Loan commitments outstanding at December 31, 2015 with fixed interest rates amounted to approximately $13.1 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2015 with variable interest rates amounted to approximately $43.4 million.  These outstanding loan commitments carry current market rates.

"Table of Contents"
Unfunded commitments under standby letters of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers.  These lines of credit usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of December 31, 2015 and 2014 for guarantees under standby letters of credit issued is not material.

The Company leases land and leasehold improvements under agreements that expire in various years with renewal options over the next 30 years.  Rental expense, included in building occupancy expense, amounted to $135,000 for 2015 and $98,000 for 2014.

Approximate minimum rental commitments for non-cancelable operating leases are as follows:

Years Ending December 31:
(In thousands)
2016	$154
2017	147
2018	105
2019	62
2020	56
Thereafter	324
Total minimum lease payments	$848

NOTE 19: DIVIDENDS AND RESTRICTIONS

The Company's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Company.  In addition to state law requirements and the capital requirements discussed in Note 20, federal statutes, regulations and policies limit the circumstances under which the Bank may pay dividends.  The amount of retained earnings legally available under these regulations approximated $8.9 million as of December 31, 2015.  Dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.  The Bank made no dividend payments to the Company in the years ended December 31, 2015, December 31, 2014 or December 31, 2013.

Since the Company had chosen to participate in the Treasury's SBLF program, it was permitted to pay dividends on its common stock provided certain Tier 1 capital minimums were exceeded and SBLF dividends have been declared and paid to Treasury as of the most recent dividend period.

"Table of Contents"
The Company had the right to redeem the shares of Series B Preferred Stock, in whole or in part, at any time at a redemption price equal to the sum of the liquidation amount per share and the per-share amount of any unpaid dividends for the then-current period, subject to any required prior approval by the FDIC.  On February 16, 2016, the Company redeemed all 13,000 shares of the Series B Preferred Stock outstanding (see Note 27) with the payment of $13.0 million to the SBLF.  This redemption was substantially financed by theissuance of the $10 million Subordinated Loan on October 15, 2015.

NOTE 20: REGULATORY MATTERS

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

As of December 31, 2015, the Bank's most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as "well-capitalized", under the regulatory framework for prompt corrective action.  To be categorized as "well-capitalized", the Bank must maintain total risk based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios as of December 31, 2015 and 2014 are presented in the following table.

					Minimum
					To Be "Well-
			Minimum		Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015
Total Core Capital (to Risk-Weighted Assets)	$67,286	16.22%	$33,187	8.00%	$41,484	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$62,038	14.95%	$24,891	6.00%	$33,187	8.00%
Tier 1 Common Equity (to Risk-Weighted Assets)	$62,038	14.95%	$18,668	4.50%	$26,965	6.50%
Tier 1 Capital (to Assets)	$62,038	10.00%	$24,816	4.00%	$31,020	5.00%
As of December 31, 2014:
Total Core Capital (to Risk-Weighted Assets)	$63,831	16.60%	$30,754	8.00%	$38,443	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$58,842	15.31%	$15,377	4.00%	$23,066	6.00%
Tier 1 Capital (to Assets)	$58,842	10.55%	$22,302	4.00%	$27,878	5.00%

On September 1, 2011, the Company entered into a Securities Purchase Agreement with the Secretary of the Treasury ("Treasury") pursuant to which the Company sold to the Treasury, 13,000 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series B ("Series B Preferred Stock"), having a liquidation preference of $1,000 per share for aggregate proceeds of $13,000,000.  This transaction was entered into as part of the SBLF.

"Table of Contents"
The Series B Preferred Stock was entitled to receive non-cumulative dividends payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, which was calculated on the aggregate liquidation amount, was initially set at 4.2% per annum based upon the level of "Qualified Small Business Lending," or "QSBL" (as defined in the Securities Purchase Agreement) by Pathfinder Bank.  The dividend rate for dividend periods subsequent to the initial period was set based upon the "Percentage Change in Qualified Lending" (as defined in the Securities Purchase Agreement) between each dividend period and the "Baseline" QSBL level.   In general, the dividend rate decreased as the level of Pathfinder Bank's QSBL increased.  Our dividend rate as of December 31, 2015 was 1.0%. Such dividends were not cumulative, but we could only declare and pay dividends on our common stock (or any other equity securities junior to the Series B Preferred Stock) if we have declared and paid dividends for the current dividend period on the Series B Preferred Stock.  We were also subject to other restrictions on our ability to repurchase or redeem other securities.

The Company had the right to redeem the shares of Series B Preferred Stock, in whole or in part, at any time at a redemption price equal to the sum of the liquidation amount per share and the per-share amount of any unpaid dividends for the then-current period, subject to any required prior approval by its primary federal regulator.  On February 16, 2016, the Company redeemed all 13,000 shares of the Series B Preferred Stock outstanding with the payment of $13.0 million to the SBLF.  This redemption was substantially financed by the issuance of the $10 million Subordinated Loan on October 15, 2015. The issuance of the Subordinated Loan will increase interest expense by $644,000 per year but prospectively reduce the amount payable to the SBLF in preferred stock dividends.  Effective April 1, 2016, the annual dividend rate for the preferred stock would have been 9.0%.  The retirement of the $13.0 million of the SBLF Preferred Series B stock, therefore will result in an annual reduction of preferred dividends payable of $1.2 million.  The Company paid $130,000 in preferred dividends in 2015. These transactions had no effect on the regulatory capital position of the Bank.

The Company's goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards.  At December 31, 2015, the Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a "well-capitalized" institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank.  At December 31, 2015 and 2014, these reserve balances amounted to $3.9 million and are included in cash and due from banks in the statement of condition.

NOTE 21: INTEREST RATE DERIVATIVE

Derivative instruments are entered into primarily as a risk management tool of the Company. Financial derivatives are recorded at fair value as other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability are recognized currently in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in other comprehensive income and subsequently reclassified to earnings as the hedged transaction impacts net income. Any ineffective portion of a cash flow hedge is recognized currently in earnings.  See Note 22 for further discussion of the fair value of the interest rate derivative.

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

"Table of Contents"
The following table summarizes the fair value of outstanding derivatives and their presentation on the statements of condition as of December 31:

(In thousands)	2015	2014
Cash flow hedge:
Other liabilities	$27	$82

The change in accumulated other comprehensive loss, on a pretax basis, and the impact on earnings from the interest rate swap that qualifies as a cash flow hedge for the year ended December 31 were as follows:

(In thousands)	2015	2014
Balance as of December 31:	$(82)	$(135)
Amount of losses recognized in other comprehensive income	(6)	(9)
Amount of loss reclassified from other comprehensive income
and recognized as interest expense	61	62
Balance as of December 31:	$(27)	$(82)

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

The Company posted cash of $201,000 under collateral arrangements to satisfy collateral requirements associated with the interest rate swap contract.

NOTE 22: FAIR VALUE MEASUREMENTS AND DISCLOSURES

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

"Table of Contents"
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

"Table of Contents"
The following tables summarize assets measured at fair value on a recurring basis as of December 31, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	2015
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-sale portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$21,308	$-	$21,308
State and political subdivisions	-	8,300	-	8,300
Corporate	-	18,128	-	18,128
Residential mortgage-backed - US agency	-	32,573	-	32,573
Collateralized mortgage obligations - US agency	-	16,833	-	16,833
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	638	-	-	638
Large cap equity fund	583	-	-	583
Other mutual funds	-	-	-	-
Common stock - financial services industry	46	220	313	579
Total available-for-sale securities	$1,267	$97,362	$313	$98,942

Interest rate swap derivative	$-	$(27)	$-	$(27)

	2014
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-sale portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$17,750	$-	$17,750
State and political subdivisions	-	8,443	-	8,443
Corporate	-	13,860	-	13,860
Residential mortgage-backed - US agency	-	30,575	-	30,575
Collateralized mortgage obligations - US agency	-	15,476	-	15,476
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	648	-	-	648
Large cap equity fund	649	-	-	649
Other mutual funds	-	379	-	379
Common stock - financial services industry	43	250	-	293
Total available-for-sale securities	$1,340	$86,733	$-	$88,073

Interest rate swap derivative	$-	$(82)	$-	$(82)

"Table of Contents"
The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis as of December 31, 2015 were as follows:
(In thousands)	Common Stock - Financial Services Industry

Balance - December 31, 2014	$-
Total gains realized/unrealized:
Included in earnings	-
Included in other comprehensive income	-
Settlements	313
Sales	-
Balance - December 31, 2015	$313
Changes in unrealized gains included in earnings related to assets still held at December 31, 2015	$-

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

The following tables summarize assets measured at fair value on a nonrecurring basis as of December 31, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	2015
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$1,070	$1,070
Foreclosed real estate	$-	$-	$360	$360

	2014
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$1,277	$1,277
Foreclosed real estate	$-	$-	$105	$105

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value.

Quantitative Information about Level 3 Fair Value Measurements

	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2015
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 10% (8%)
	(Sales Approach)	Costs to Sell	8% - 15% (14%)
Discounted Cash Flow

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15% (15%)
	(Sales Approach)	Costs to Sell	6% - 8% (7%)

Quantitative Information about Level 3 Fair Value Measurements

	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2014
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 25% (13%)
	(Sales Approach)	Costs to Sell	6% - 50% (13%)
Discounted Cash Flow

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15% (15%)
	(Sales Approach)	Costs to Sell	6% - 8% (7%)

"Table of Contents"
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

"Table of Contents"
Investment securities – The fair values of securities available-for-sale and held-to-maturity are obtained from an independent third party and are based on quoted prices on nationally recognized exchange where available (Level 1).  If quoted prices are not available, fair values are measured by utilizing matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities, but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2).  Management made no adjustment to the fair value quotes that were received from the independent third party pricing service. During the third quarter of 2015, the Company purchased $313,000 in the common stock of a community-based financial institution that conducts its operations outside of the Company's primary market area.  The purchase was in conjunction with a capital raise by the financial institution that attracted multiple investors. The stock of this financial institution is not traded on any exchange and there are no quoted market prices available for this security (Level 3).  Management has reviewed the results of the financial operations of the financial institution for the quarter and year ended December 31, 2015 and has concluded that this investment was appropriately valued at its acquisition cost, which was considered to be its fair value as of the measurement date.  The Company had no securities of this type at December 31, 2014.

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

"Table of Contents"
The carrying amounts and fair values of the Company's financial instruments as of December 31 are presented in the following table:

		2015		2014
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$15,245	$15,245	$11,356	$11,356
Investment securities - available-for-sale	1	1,267	1,267	1,340	1,340
Investment securities - available-for-sale	2	97,362	97,362	86,733	86,733
Investment securities - available-for-sale	3	313	313	-	-
Investment securities - held-to-maturity	2	44,297	45,515	40,875	42,139
Federal Home Loan Bank stock	2	2,424	2,424	3,454	3,454
Net loans	3	424,732	428,410	382,189	388,151
Accrued interest receivable	1	2,053	2,053	1,849	1,849

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$343,853	$343,852	$263,004	$263,004
Time Deposits	2	146,462	146,158	152,564	152,457
Borrowings	2	41,300	41,282	66,100	66,282
Subordinated loans	2	14,991	14,027	5,155	4,799
Accrued interest payable	1	199	199	63	63
Interest rate swap derivative	2	27	27	82	82

NOTE 23: PARENT COMPANY – FINANCIAL INFORMATION

The following represents the condensed financial information of Pathfinder Bancorp, Inc. as of and for the years ended December 31:

Statements of Condition	2015	2014
(In thousands)
Assets
Cash on deposit at Pathfinder Bank	$21,418	$12,557
Investments	358	43
Investment in bank subsidiary	64,519	61,723
Investment in non-bank subsidiary	155	155
Other assets	185	134
Total assets	$86,635	$74,612
Liabilities and Shareholders' Equity
Accrued liabilities	$415	$253
Subordinated loans	14,991	5,155
Shareholders' equity	71,229	69,204
Total liabilities and shareholders' equity	$86,635	$74,612

"Table of Contents"

Statements of Income	2015	2014
(In thousands)
Income
Dividends from bank subsidiary	$-	$-
Dividends from non-bank subsidiary	4	4
Total income	4	4
Expenses
Interest	300	161
Operating, net	248	171
Total expenses	548	332
Loss before taxes and equity in undistributed net income of subsidiaries	(544)	(328)
Tax benefit	162	98
Loss before equity in undistributed net income of subsidiaries	(382)	(230)
Equity in undistributed net income of subsidiaries	3,271	2,975
Net income	$2,889	$2,745

Statements of Cash Flows	2015	2014
(In thousands)
Operating Activities
Net Income	$2,889	$2,745
Equity in undistributed net income of subsidiaries	(3,271)	(2,975)
Stock based compensation and ESOP expense	354	279
Net change in other assets and liabilities	95	262
Net cash flows from operating activities	67	311
Investing Activities
Purchase of investments	(312)	-
Capital contributed to wholly-owned bank subsidiary	-	(12,400)
Net cash flows from investing activities	(312)	(12,400)
Financing activities
Proceeds from exercise of stock options	9	18
Proceeds from subordinated debt	9,836	-
Net proceeds from stock offering	-	24,913
Cash dividends paid to preferred shareholders	(130)	(62)
Cash dividends paid to common shareholders	(609)	(316)
Purchase of shares by ESOP	-	(1,054)
Net cash flows from financing activities	9,106	23,499
Change in cash and cash equivalents	8,861	11,410
Cash and cash equivalents at beginning of year	12,557	1,147
Cash and cash equivalents at end of year	$21,418	$12,557

NOTE 24:  RELATED PARTY TRANSACTIONS

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

"Table of Contents"
The following represents the activity associated with loans to related parties during the year ended December 31, 2015:

(In thousands)
Balance at the beginning of the year	$7,773
Originations	3,549
Principal payments	(998)
Balance at the end of the year	$10,324

Deposits of related parties at December 31, 2015 and December 31, 2014 were $2.0 million and $1.5 million, respectively.

During 2014, the Company entered into an arm's length lease with one of its directors for parking spaces proximate to its Syracuse office for customer and staff usage. Rent expense paid to related parties during 2015 and 2014 was $6,000 for both periods.

NOTE 25:  CONVERSION AND REORGANIZATION

On October 16, 2014, the former Pathfinder Bancorp ("former Pathfinder") completed the conversion and reorganization pursuant to which Pathfinder Bancorp, MHC converted to the stock holding company form of organization under a "second step" conversion (the "Conversion"), and the Bank reorganized from the two-tier mutual holding company structure to the stock holding company structure.  Prior to the completion of the Conversion, the MHC owned approximately 60.4% of the common stock of the Company.  The Company, the new stock holding company for Pathfinder Bank, sold 2,636,053 shares of common stock at $10.00 per share, for gross offering proceeds of $26.4 million in its stock offering.  In addition, $197,000 in cash was received by the Company from the MHC upon it ceasing to exist.

Concurrent with the completion of the offering, shares of common stock of the Company owned by the public were exchanged for shares of The Company's common stock so that the shareholders now own approximately the same percentage of the Company's common stock as they owned of the former Pathfinder's common stock immediately prior to the Conversion.  Shareholders of the former Pathfinder received 1.6472 shares of  the Company's common stock for each share of the former Pathfinder's common stock that they owned immediately prior to completion of the transaction.    As a result of the offering and the exchange of shares, The Company had 4,352,203 shares outstanding at December 31, 2014.  The Company has 4,353,850 shares outstanding at December 31, 2015.

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

"Table of Contents"
NOTE 26: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in the components of accumulated other comprehensive income (loss) ("AOCI"), net of tax, for the periods indicated are summarized in the table below.

	For the years ended December 31, 2015
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Financial derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(1,794)	$(49)	$457	$(733)	$(2,119)
Other comprehensive (loss) income before reclassifications	(161)	(4)	(255)	79	(341)
Amounts reclassified from AOCI	111	37	(253)	-	(105)
Ending balance	$(1,844)	$(16)	$(51)	$(654)	$(2,565)

	For the years ended December 31, 2014
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Financial derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Securities reclassified from AFS to HTM	Total
Beginning balance	$(982)	$(81)	$99	$(781)	(1,745)
Other comprehensive income (loss) before reclassifications	(838)	(5)	544	48	(251)
Amounts reclassified from AOCI	26	37	(186)	-	(123)
Ending balance	$(1,794)	$(49)	$457	$(733)	$(2,119)

"Table of Contents"
The following table presents the amounts reclassified out of each component of AOCI for the indicated annual period:

(In thousands)	For the years ended
Details about AOCI[1] components	December 31, 2015	December 31, 2014	Affected Line Item in the Statement of Income

Unrealized holding gain on financial derivative:
Reclassification adjustment for
interest expense included in net income	$(61)	$(62)	Interest on long term borrowings
	24	25	Provision for income taxes
	$(37)	$(37)	Net Income
Retirement plan items
Retirement plan net losses
recognized in plan expenses[2]	$(185)	$(43)	Salaries and employee benefits
	74	17	Provision for income taxes
	$(111)	$(26)	Net Income

Available-for-sale securities
Realized gain on sale of securities	$422	$310	Net gains on sales and redemptions of investment securities
	(169)	(124)	Provision for income taxes
	$253	$186	Net Income

[1] Amounts in parentheses indicates debits in net income.
[2] These items are included in net periodic pension cost.
See Note 14 for additional information.

NOTE 27:  SUBSEQUENT EVENTS

On February 16, 2016, the Company redeemed all 13,000 shares of the Series B Preferred Stock outstanding with the payment of $13.0 million to the Small Business Lending Facility ("SBLF").  This redemption was substantially financed by the issuance on October 15, 2015 of the $10 million Subordinated Loan with an effective interest rate of 6.44%.  The issuance of the Subordinated Loan will increase interest expense by $644,000 per year but prospectively reduce the amount payable to the SBLF in preferred stock dividends.  Effective April 1, 2016, the annual dividend rate for the preferred stock would have been 9.0%.  Therefore, the retirement of the $13.0 million of the SBLF Preferred Series B stock will result in an annual reduction of dividends payable to the preferred shareholder of $1.2 million. The Company paid preferred stock dividends totaling $130,000 in 2015.  These transactions had no effect on the regulatory capital position of the Bank.

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

"Table of Contents"
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

ITEM 9B: OTHER INFORMATION

None.

"Table of Contents"
PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Information concerning the directors of the Company is incorporated herein by reference to Proposal 1 of the Company's Proxy Statement for the Annual Meeting of Shareholders.
(b)
Information concerning the officers and directors compliance with Section 16(a) of the Securities Exchange Act is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance".

(c)	Information concerning the Company's Code of Ethics is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders under the caption "Code of Ethics".
(d)
Information concerning the Company's Audit Committee and "financial expert" thereof is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders under the caption "Audit Committee".

(e)	Set forth below is information concerning the Executive Officers of the Company at December 31, 2015.
Name	Age	Positions Held With the Company
Thomas W. Schneider	54	President and Chief Executive Officer
James A. Dowd, CPA	48	Senior Vice President, and Chief Financial Officer
Edward A. Mervine	59	Senior Vice President, General Counsel
Melissa A. Miller	58	Senior Vice President, Chief Operating Officer
Daniel Phillips	51	Senior Vice President, Chief Information Officer
Ronald Tascarella	57	Senior Vice President, Chief Credit Officer

ITEM 11: EXECUTIVE COMPENSATION

(a)
Information with respect to management compensation and transactions required under this item is incorporated by reference hereunder in the Company's Proxy Materials for the Annual Meeting of Shareholders under the caption "Compensation Committee".

(b)	Information concerning director compensation is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders under the caption "Directors Compensation".
ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference hereunder in the Company's Proxy Materials for the Annual Meeting of Shareholders under the caption "Voting Securities and Principal Holders Thereof."

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference hereunder in the Company's Proxy Materials for the Annual Meeting of Shareholders under the captions "Independence and Diversity of Directors" and "Transactions with Certain Related Persons".

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference hereunder in the Company's Proxy Materials for the Annual Meeting of Shareholders under the caption "Audit and Related Fees".

"Table of Contents"
PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements - The Company's consolidated financial statements, for the years ended December 31, 2014 and 2014, together with the Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K report.  See "Item 8: Financial Statements and Supplementary Data."

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

3.2	Bylaws of Pathfinder Bancorp, Inc. (Incorporated herein by reference to Exhibit 3.2 to Pathfinder Bancorp, Inc.'s Registration Statement on Form S-1, file no. 333-196676, filed on June 11, 2014)
3.3
Articles Supplementary to the Company's Articles of Incorporation establishing the terms for the Series A Preferred Stock (Incorporated herein by reference to Exhibit 3.1 to Pathfinder Bancorp, Inc.'s Current Report on Form 8-K, file no. 001-36695, filed on October 22, 2014)

4.1
Form of Stock Certificate of Pathfinder Bancorp, Inc. (Incorporated herein by reference to Exhibit 4 to Pathfinder Bancorp, Inc.'s  Registration Statement on Form S-1, file no. 333-196676, filed on June 11, 2014)

4.2
Indenture between Pathfinder Bancorp, Inc., a federal corporation, and Wilmington Trust Company, as trustee, dated March 22, 2007 (Incorporated herein by reference to Exhibit 4.1 to Pathfinder Bancorp, Inc.'s Current Report on Form 8-K, file no. 001-36695, filed on October 22, 2014)

4.3
Supplemental Indenture between Pathfinder Bancorp, Inc. and Wilmington Trust Company, as trustee, dated October 16, 2014 (Incorporated herein by reference to Exhibit 4.2 to Pathfinder Bancorp, Inc.'s Current Report on Form 8-K, file no. 001-36695, filed on October 22, 2014)

4.4
Form of Stock Certificate for the Series A Preferred Stock (Incorporated herein by reference to Exhibit 4.3 to Pathfinder Bancorp, Inc.'s Current Report on Form 8-K, file no. 001-36695, filed on October 22, 2014)

10.1	Pathfinder Bank 1997 Stock Option Plan (Incorporated herein by reference to Appendix A to Pathfinder Bancorp, Inc's Registration Statement on Form S-4, file no. 333-36051, filed on September 19, 1997)
10.2
2010 Pathfinder Bancorp, Inc. Stock Option Plan (Incorporated by reference to Appendix A to Pathfinder Bancorp, Inc's definitive proxy statement on Schedule 14A for Pathfinder Bancorp, Inc.'s Annual Meeting of Shareholders, file no. 000-23601, filed on March 26, 2010)

10.3
2003 Executive Deferred Compensation Plan (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 file no. 000-23601, filed on March 27, 2009)

10.4	2003 Trustee Deferred Fee Plan (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 file no. 000-23601, filed on March 27, 2009)
10.5
Employment Agreement between Pathfinder Bank and Thomas W. Schneider, President and Chief Executive Officer (Incorporated by reference to Exhibit 10.5 to Pathfinder Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2008, file no. 000-23601, filed on March 27, 2009)

10.6
Employment Agreement between Pathfinder Bank and Edward A. Mervine, Vice President, General Counsel and Secretary (Incorporated by reference to Exhibit 10.6 to Pathfinder Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2008, file no. 000-23601, filed on March 27, 2009)

10.7
Change of Control Agreement between Pathfinder Bank and Ronald Tascarella (Incorporated by reference to Exhibit 10.7 to Pathfinder Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2008, file no. 000-23601, filed on March 27, 2009)

10.8
Change of Control Agreement between Pathfinder Bank and James A. Dowd (Incorporated by reference to Exhibit 10.8 to Pathfinder Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2008, file no. 000-23601, filed on March 27, 2009)

10.9
Change of Control Agreement between Pathfinder Bank and Melissa A. Miller (Incorporated by reference to Exhibit 10.9 to Pathfinder Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2008, file no. 000-23601, filed on March 27, 2009)

10.10
Executive Supplemental Retirement Agreement between Pathfinder Bank and Thomas W. Schneider (Incorporated by reference to Exhibit 10.11 to Pathfinder Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2008, file no. 000-23601, filed on March 27, 2009)

10.11
 Executive Supplemental Retirement Agreement between the Bank and Thomas W. Schneider (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 file no. 000-23601, filed on March 27, 2009)

10.12
Executive Supplemental Retirement Plan Agreement between Pathfinder Bank and Thomas W. Schneider effective February 24, 2014 (Incorporated by reference to Exhibit 10.13 to Pathfinder Bancorp, Inc.'s Current Report Form 8-K, file no. 000-23601, filed on February 25, 2014)

10.13
Executive Supplemental Retirement Plan Agreement between Pathfinder Bank and Edward A. Mervine effective February 24, 2014 (Incorporated by reference to Exhibit 10.14 to Pathfinder Bancorp, Inc.'s Current Report Form 8-K, file no. 000-23601, filed on February 25, 2014)

10.14
Executive Supplemental Retirement Plan Agreement between Pathfinder Bank and James A. Dowd effective February 24, 2014 (Incorporated by reference to Exhibit 10.15 to Pathfinder Bancorp, Inc.'s Current Report Form 8-K, file no. 000-23601, filed on February 25, 2014)

10.15
Amended and Restated Declaration of Trust among Pathfinder Bancorp, Inc., a federal corporation, as Sponsor, Wilmington Trust Company, as Delaware and Institutional Trustee, and the administrative trustees of the Pathfinder Statutory Trust II (Incorporated herein by reference to Exhibit 10.1 to Pathfinder Bancorp, Inc.'s Current Report on Form 8-K, file no. 001-36695,  filed on October 22, 2014)

10.17	Amendment two to the Trustee Deferral Fee Plan (Incorporated by reference to Exhibit 10.17 to Pathfinder Bancorp, Inc.'s Annual Report on Form 10-K, filed on March 13, 2015)

10.18	Amendment one to the Executive Deferral Compensation Plan (Incorporated by reference to Exhibit 10.18 to Pathfinder Bancorp, Inc.'s Annual Report on Form 10-K,filed on March 13, 2015)
10.19	Amendment one to the Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.19 to Pathfinder Bancorp, Inc.'s Annual Report on Form 10-K, filed on March 13, 2015)
10.20	Subordinated Loan Agreement (Incorporated herein by reference to Pathfinder Bancorp, Inc.'s Current Report on Form 8-K, file no. 001-36695, filed on October 19, 2015)
14	Code of Ethics (Incorporated by reference to Exhibit 14 to Pathfinder Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003, file no. 000-23601, filed on March 31, 2004)
21	Subsidiaries of Registrant (Incorporated herein by reference to Exhibit 21 to Pathfinder Bancorp, Inc.'s Registration Statement on Form S-1, file no. 333-196676, filed on June 11, 2014)
23	Consent of Bonadio & Co., LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition as of December 31, 2015 and 2014, (ii) the Consolidated Statements of Income for the years ended December 31, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2015 and 2014, (iv) the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2015 and 2014, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014, and (vi) the Notes to the Consolidated Financial Statements

"Table of Contents"
Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Pathfinder Bancorp, Inc.
Date:	March 29, 2016	By:	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas W. Schneider	By:	/s/ James A. Dowd
	Thomas W. Schneider, President and Chief Executive Officer		James A. Dowd, Senior Vice President, and Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)
Date:	March 29, 2016	Date:	March 29, 2016

By:	/s/ Lloyd Stemple	By:	/s/ Lisa A. Kimball
	Lloyd Stemple, Director		Lisa A. Kimball, Vice President and
Date:	March 29, 2016		Controller (Principal Accounting Officer)
		Date:	March 29, 2016

By:	/s/John P. Funiciello	By:	/s/ William A. Barclay
	John Funiciello, Director		William A. Barclay, Director
Date:	March 29, 2016	Date:	March 29, 2016

By:	/s/ David A. Ayoub	By:	/s/ Chris R. Burritt
	David A. Ayoub, Director		Chris R. Burritt, Director
Date:	March 29, 2016	Date:	March 29, 2016

By:	/s/ George P. Joyce	By:	/s/ John F. Sharkey
	George P. Joyce, Director		John F. Sharkey, Director
Date:	March 29, 2016	Date:	March 29, 2016

By:	/s/ Adam C. Gagas	By:	/s/ Melanie Littlejohn
	Adam C. Gagas, Director		Melanie Littlejohn, Director
Date:	March 29, 2016	Date:	March 29, 2016

"Table of Contents"

EXHIBIT 21:  SUBSIDIARIES OF THE COMPANY

Company	Owned by	Percent Owned	Jurisdiction or State of Incorporation
Pathfinder Bank	Pathfinder Bancorp, Inc.	100%	New York
Pathfinder Statutory Trust II	Pathfinder Bancorp, Inc.	100%	Delaware
Pathfinder Commercial Bank	Pathfinder Bank	100%	New York
Pathfinder REIT, Inc.	Pathfinder Bank	100%	New York
Whispering Oaks Development Corp.	Pathfinder Bank	100%	New York
Pathfinder Risk Management Company Inc.	Pathfinder Bank	100%	New York

EXHIBIT 23: CONSENT OF BONADIO & CO., LLP

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Pathfinder Bancorp, Inc.
Oswego, New York

We hereby consent to the incorporation by reference in this Annual Report on Form 10-K of Pathfinder Bancorp, Inc. and subsidiaries for the year ended December 31, 2015 our report dated March 29, 2016 included in its Registration Statement on Form S-8 (No. 333-202081) relating to the consolidated financial statements for the year ended December 31, 2015.

/s/ Bonadio & Co.,LLP
Bonadio & Co., LLP
Syracuse, New York
March 29, 2016