Form 10-Q
period 2016-03-31
Pathfinder Bancorp, Inc.
filed 2016-05-13
CIK 1609065

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2016

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

As of May 6, 2016, there were 4,357,144 shares issued and outstanding of the registrant's common stock.

"Table of Contents"

PATHFINDER BANCORP, INC.
INDEX

PART I - FINANCIAL INFORMATION		PAGE NO.

Item 1.	Consolidated Financial Statements (Unaudited)
	Consolidated Statements of Condition	3
	Consolidated Statements of Income	4
	Consolidated Statements of Comprehensive Income (Loss)	5
	Consolidated Statements of Changes in Shareholders' Equity	6
	Consolidated Statements of Cash Flows	7
	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition	34
	and Results of Operations (Unaudited)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47

Item 4.	Controls and Procedures	47

PART II - OTHER INFORMATION		48

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other information
Item 6.	Exhibits

SIGNATURES		49

"Table of Contents"
PART I - FINANCIAL INFORMATION
Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.
Consolidated Statements of Condition
(Unaudited)

	March 31,	December 31,
(In thousands, except share and per share data)	2016	2015
ASSETS:
Cash and due from banks	$13,637	$9,624
Interest earning deposits	12,018	5,621
Total cash and cash equivalents	25,655	15,245
Available-for-sale securities, at fair value	125,329	98,942
Held-to-maturity securities, at amortized cost (fair value of $45,844 and $45,515, respectively)	44,423	44,297
Federal Home Loan Bank stock, at cost	2,635	2,424
Loans	434,179	430,438
Less: Allowance for loan losses	5,851	5,706
Loans receivable, net	428,328	424,732
Premises and equipment, net	14,914	14,834
Accrued interest receivable	2,238	2,053
Foreclosed real estate	659	517
Intangible assets, net	210	214
Goodwill	4,536	4,536
Bank owned life insurance	10,695	10,615
Other assets	5,704	4,845
Total assets	$665,326	$623,254

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$468,880	$428,636
Noninterest-bearing	70,478	61,679
Total deposits	539,358	490,315
Short-term borrowings	29,500	24,800
Long-term borrowings	16,500	16,500
Subordinated loans	14,999	14,991
Accrued interest payable	66	199
Other liabilities	5,711	5,220
Total liabilities	606,134	552,025
Shareholders' equity:
Preferred stock - SBLF, par value $0.01 per share; $1,000 liquidation preference;
13,000 shares authorized; 0 shares and 13,000 shares issued and outstanding, respectively	-	13,000
Common stock, par value $0.01; 25,000,000 authorized shares;
4,353,850 shares issued and shares outstanding	44	44
Additional paid in capital	28,769	28,717
Retained earnings	33,621	33,183
Accumulated other comprehensive loss	(2,131)	(2,565)
Unearned ESOP	(1,529)	(1,574)
Total Pathfinder Bancorp, Inc. shareholders' equity	58,774	70,805
Noncontrolling interest	418	424
Total equity	59,192	71,229
Total liabilities and shareholders' equity	$665,326	$623,254

The accompanying notes are an integral part of the consolidated financial statements.

"Table of Contents"
Pathfinder Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	For the three	For the three
	months ended	months ended
(In thousands, except per share data)	March 31, 2016	March 31, 2015
Interest and dividend income:
Loans, including fees	$4,924	$4,399
Debt securities:
Taxable	556	459
Tax-exempt	191	197
Dividends	27	29
Federal funds sold and interest earning deposits	14	2
Total interest income	5,712	5,086
Interest expense:
Interest on deposits	575	445
Interest on short-term borrowings	22	37
Interest on long-term borrowings	72	61
Interest on subordinated loans	203	40
Total interest expense	872	583
Net interest income	4,840	4,503
Provision for loan losses	210	383
Net interest income after provision for loan losses	4,630	4,120
Noninterest income:
Service charges on deposit accounts	287	266
Earnings on bank owned life insurance	80	85
Loan servicing fees	34	52
Net gains on sales and redemptions of investment securities	80	52
Debit card interchange fees	135	123
Other charges, commissions & fees	385	287
Total noninterest income	1,001	865
Noninterest expense:
Salaries and employee benefits	2,685	2,381
Building occupancy	463	502
Data processing	422	388
Professional and other services	197	202
Advertising	140	140
FDIC assessments	108	95
Audits and exams	76	62
Other expenses	612	453
Total noninterest expenses	4,703	4,223
Income before income taxes	928	762
Provision for income taxes	273	225
Net income attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	655	537
Net (loss) income attributable to noncontrolling interest	(6)	8
Net income attributable to Pathfinder Bancorp Inc.	661	529
Preferred stock dividends	16	32
Net income available to common shareholders	$645	$497

Earnings per common share - basic	$0.16	$0.12
Earnings per common share - diluted	$0.15	$0.12
Dividends per common share	$0.05	$0.03

The accompanying notes are an integral part of the consolidated financial statements.

"Table of Contents"

Pathfinder Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the three months ended
	March 31, 2016	March 31, 2015
(In thousands)
Net Income	$655	$537

Other Comprehensive Income

Retirement Plans:
Retirement plan net losses recognized in plan expenses	54	45

Unrealized holding gains on financial derivative:
Change in unrealized holding losses on financial derivative	(1)	-
Reclassification adjustment for interest expense included in net income	14	15
Net unrealized gain on financial derivative	13	15

Unrealized holding (losses) gains on available for sale securities
Unrealized holding gains arising during the period	702	465
Reclassification adjustment for net gains included in net income	(80)	(52)
Net unrealized gain on available for sale securities	622	413

Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	35	33

Other comprehensive income, before tax	724	506
Tax effect	(290)	(202)
Other comprehensive income, net of tax	434	304
Comprehensive income	$1,089	$841
Comprehensive (loss) income attributable to noncontrolling interest	$(6)	$8
Comprehensive income attributable to Pathfinder Bancorp, Inc.	$1,095	$833

Tax Effect Allocated to Each Component of Other Comprehensive Income
Retirement plan net losses recognized in plan expenses	$(22)	$(18)
Reclassification adjustment for interest expense included in net income	(5)	(6)
Unrealized holding (losses) gains arising during the period	(281)	(186)
Reclassification adjustment for net gains included in net income	32	21
Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	(14)	(13)
Income tax effect related to other comprehensive income	$(290)	$(202)

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

"Table of Contents"

Pathfinder Bancorp, Inc.
Consolidated Statements of Changes in Shareholder's Equity
Three months ended March 31, 2016 and March 31, 2015
(Unaudited)

					Accumulated
			Additional		Other Com-		Non-
	Preferred	Common	Paid in	Retained	prehensive	Unearned	controlling
(In thousands, except share and per share data)	Stock	Stock	Capital	Earnings	Loss	ESOP	Interest	Total

Balance, January 1, 2016	$13,000	$44	$28,717	$33,183	$(2,565)	$(1,574)	$424	$71,229

Net income (loss)	-	-	-	661	-	-	(6)	655

Other comprehensive income, net of tax	-	-	-	-	434	-	-	434

Preferred stock redemption (13,000 shares)	(13,000)	-	-	-	-	-		(13,000)

Preferred stock dividends - SBLF	-	-	-	(16)	-	-	-	(16)

ESOP shares earned (6,111 shares)	-	-	29	-	-	45	-	74

Stock based compensation	-	-	23	-	-	-	-	23

Common stock dividends declared ($0.05 per share)	-	-	-	(207)	-	-	-	(207)
Balance, March 31, 2016	$-	$44	$28,769	$33,621	$(2,131)	$(1,529)	$418	$59,192

Balance, January 1, 2015	$13,000	$44	$28,534	$31,085	$(2,119)	$(1,754)	$414	$69,204

Net income	-	-	-	529	-	-	8	537

Other comprehensive income, net of tax	-	-	-	-	304	-	-	304

Preferred stock dividends - SBLF	-	-	-	(32)	-	-	-	(32)

ESOP shares earned (6,111 shares)	-	-	15	-	-	45	-	60

Stock based compensation	-	-	21	-	-	-	-	21

Common stock dividends declared ($0.03 per share)	-	-	-	(124)	-	-	-	(124)
Balance, March 31, 2015	$13,000	$44	$28,570	$31,458	$(1,815)	$(1,709)	$422	$69,970

The accompanying notes are an integral part of the consolidated financial statements.

"Table of Contents"
Pathfinder Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended March 31,
(In thousands)	2016	2015
OPERATING ACTIVITIES
Net income attributable to Pathfinder Bancorp, Inc.	$661	$529
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	210	383
Realized gains on sales, redemptions and calls of:
Available-for-sale investment securities	(80)	(52)
Depreciation	233	229
Amortization of mortgage servicing rights	3	4
Amortization of deferred loan costs	40	53
Amortization of deferred financing from subordinated debt	8	-
Earnings on bank owned life insurance	(80)	(85)
Net amortization of premiums and discounts on investment securities	261	221
Amortization of intangible assets	4	5
Stock based compensation and ESOP expense	97	81
Net change in accrued interest receivable	(185)	(215)
Net change in other assets and liabilities	(683)	126
Net cash flows from operating activities	489	1,279
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(53,610)	(37,017)
Purchase of investment securities held-to-maturity	(500)	(5,034)
Net (purchases of) proceeds from Federal Home Loan Bank stock	(211)	859
Proceeds from maturities and principal reductions of
investment securities available-for-sale	12,422	4,205
Proceeds from maturities and principal reductions of
investment securities held-to-maturity	378	628
Proceeds from sales, redemptions and calls of:
Available-for-sale investment securities	15,273	6,549
Real estate acquired through foreclosure	-	19
Acquisition of insurance agency	-	(225)
Net change in loans	(3,988)	(3,621)
Purchase of premises and equipment	(313)	(328)
Net cash flows from investing activities	(30,549)	(33,965)
FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts,
money management deposit accounts, MMDA accounts and escrow deposits	53,315	57,885
Net change in time deposits and brokered deposits	(4,272)	9,753
Net change in short-term borrowings	4,700	(23,100)
Redemption of preferred stock - SBLF	(13,000)	-
Cash dividends paid to preferred shareholder - SBLF	(49)	(32)
Cash dividends paid to common shareholders	(218)	(131)
Change in noncontrolling interest, net	(6)	8
Net cash flows from financing activities	40,470	44,383
Change in cash and cash equivalents	10,410	11,697
Cash and cash equivalents at beginning of period	15,245	11,356
Cash and cash equivalents at end of period	$25,655	$23,053
CASH PAID DURING THE PERIOD FOR:
Interest	$1,005	$572
Income taxes	-	2
NON-CASH INVESTING ACTIVITY
Real estate acquired in exchange for loans	142	223

The accompanying notes are an integral part of the consolidated financial statements.

"Table of Contents"
Notes to Consolidated Financial Statements (Unaudited)

Note 1:  Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc., (the "Company"), Pathfinder Bank (the "Bank") and its other wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Certain amounts in the 2015 consolidated financial statements may have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income or comprehensive income as previously reported.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

On February 16, 2016, the Company redeemed all 13,000 shares of the Series B Preferred Stock outstanding with the payment of $13.0 million to the Small Business Lending Facility ("SBLF").  This redemption was substantially financed by the issuance on October 15, 2015 of the $10 million Subordinated Loan with an effective annual interest rate of 6.44%.  The issuance of the Subordinated Loan will increase interest expense by $644,000 per year but prospectively reduce the amount payable to the SBLF in preferred stock dividends.  Effective April 1, 2016, the annual dividend rate for the preferred stock would have been 9.0%.  Therefore, the retirement of the $13.0 million of the SBLF Preferred Series B stock will result in an annual reduction of dividends payable to the preferred shareholder of $1.2 million. The Company paid preferred stock dividends totaling $130,000 in 2015.  These transactions had no effect on the regulatory capital position of the Bank.

On May 8, 2015, the Company announced that the Bank filed an application with the New York State Department of Financial Services ("NYSDFS") and the Federal Deposit Insurance Corporation ("FDIC") to merge with the Bank's wholly-owned subsidiary, Pathfinder Commercial Bank, a New York State-chartered limited purpose commercial bank.  Prior to or simultaneously with the merger, Pathfinder Commercial Bank's charter will be amended such that Pathfinder Commercial Bank will become a full-service commercial bank, rather than a limited purpose commercial bank, and its name will be changed to "Pathfinder Bank".  The NYSDFS and the FDIC have approved the application and the transaction is expected to be completed in the first six months of 2016. The transaction will not impact the current activities or investments of the Bank and Pathfinder Commercial Bank, although the Bank expects some annual cost savings as a result of the conversion.

"Table of Contents"
Note 2:   New Accounting Pronouncements
The Financial Accounting Standards Board (FASB) has issued Accounting Standards Update (ASU) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is part of the FASB Simplification Initiative to identify specific areas of U.S. generally accepted accounting principles (U.S. GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided. The simplifications, which cover various matters, including the income tax consequences of share-based payment arrangements, classification in the statement of cash flows of employee taxes paid, and two practical expedients for non-public entities, amends various Topics and Subtopics in the FASB Accounting Standards Codification (the "Codification").
Accounting for Income Taxes - Under current U.S. GAAP, if the deduction for a share-based payment award for income tax purposes exceeds the compensation cost for accounting purposes, then the additional tax benefit is recognized in additional paid-in capital and referred to as an excess tax benefit. Accumulated excess tax benefits are available to offset current and subsequent period tax deficiencies (i.e., when the deduction for tax purposes is less than the compensation cost for accounting purposes). If the accumulated amount is exhausted, then all subsequent tax deficiencies are recognized in the income statement. The foregoing income tax accounting requirements apply to share-based-payment transactions and to employee stock ownership plan transactions. As amended by ASU No. 2016-09, (1) all excess tax benefits and all tax deficiencies are to be recognized as income tax expense or benefit in the income statement, (2) such benefits and deficiencies are deemed to be discrete items in the reporting period in which they occur (i.e., they should not be considered in determining the annual estimated effective tax rate), and (3) because there is no longer any excess tax benefits recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share (EPS) will exclude the amount of excess tax benefits that would have been recognized in additional paid-in capital.

Classification of Excess Tax Benefits in the Cash Flow Statement - Under current U.S. GAAP, excess tax benefits are required to be separated from other income tax cash flows and classified as a financing activity in the cash flow statement. As amended by ASU No. 2016-09, the requirement to present excess tax benefits as cash inflows from financing activities and as cash outflows from operating activities has been eliminated, and, thus, amounts relating to excess tax benefits must be classified in the cash flow statement as an operating activity.

Forfeitures - Current U.S. GAAP requires compensation cost to be recognized for awards in which the requisite service period is rendered (i.e., for awards with performance or service conditions, compensation cost is recognized only for awards that vest). Also, under current U.S. GAAP, an estimate must be made of the number of awards for which the requisite service period is expected to be rendered, and accruals of compensation cost must be based on the estimated number of awards that will vest. As amended by ASU No. 2016-09, an entity-wide accounting policy election could be made either to (1) estimate the effect of forfeitures in the initial accrual of compensation cost each year, or (2) account for forfeitures in compensation cost when they actually occur.

Minimum Statutory Withholding Tax Requirements - Current U.S. GAAP requires an award to be classified as a liability if an amount in excess of the minimum statutory withholding requirements is withheld (or may be withheld) at the employee's discretion. As amended by ASU No. 2016-09, the requirement for classification as a liability has been modified so that a partial cash settlement of an award for tax withholding will not, of itself, automatically result in liability classification, provided that the amount withheld does not exceed the maximum individual statutory tax rate in the applicable jurisdictions.

Classification in the Cash Flow Statement of Employee Taxes Paid When an Employer Withholds Shares for Tax-Withholding Purposes - As amended by ASU No. 2016-09, cash paid by an employer to a taxing authority when directly withholding shares for tax withholding purposes is classified as a financing activity in the cash flow statement. Current U.S. GAAP does not directly address the cash flow statement classification of such transactions. The Practical Expedients for Non-Public Entities for the expected term of a share option and intrinsic value are not applicable to a public entity and therefore will not be discussed.

Elimination of Indefinitely Deferred Guidance -  FASB Staff Position FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R), indefinitely deferred the guidance making a freestanding financial instrument subject to the recognition and measurement requirements of other U.S. GAAP when the rights conveyed by the instrument are no longer dependent on the holder being an employee. As amended by ASU No. 2016-09, such deferred guidance has been eliminated from the Codification (and, accordingly, there will be no change in the application of existing U.S. GAAP).

"Table of Contents"
The amended guidance in ASU No. 2016-09 is effective for public business entities, for annual periods beginning after December 15, 2016 and for interim periods within those annual periods.  Early adoption is permitted.  The Company is evaluating the impact that this standard will have on their consolidated financial statements.
In March 2016, the FASB issued ASU 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The ASU amends FASB ASC 323-10-35-33 to indicate that, when qualifying to use the equity method, the investor should add the cost of acquiring the additional interest in the investee (if any) to the current basis of the previously held interest. The equity method should be adopted at the date the investment becomes qualified for its use. Therefore, the amendments eliminate the requirement to retroactively account for the investment as if the equity method had always been used.
Furthermore, the amendments mandate that if the existing investment had been accounted for as an available-for-sale security prior to using the equity method of accounting, the unrealized holding gain or loss in accumulated other comprehensive income should be recognized in earnings at the date the equity method can be used.
ASU 2016-07 is effective for all entities for fiscal years, and interim periods within such years, beginning after December 15, 2016. Early application is allowed. The guidance should be applied prospectively to increases in the ownership interest or degree of influence resulting in the use of the equity method after the effective date.  The Company is evaluating the impact that this standard will have on their consolidated financial statements.
Note 3:   Earnings per Common Share

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Net income available to common shareholders is net income to Pathfinder Bancorp, Inc. less the total of preferred dividends declared. Diluted earnings per share include the potential dilutive effect that could occur upon the assumed exercise of issued stock options using the Treasury Stock method.  Anti-dilutive shares are common stock equivalents with average exercise prices in excess of the weighted average market price for the period presented. Anti-dilutive stock options, not included in the computation below, were 16,472 for the three months ended March 31, 2016 and March 31, 2015, respectively.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released to plan participants.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three months ended
	March 31,
(In thousands, except per share data)	2016	2015
Basic Earnings Per Common Share
Net income available to common shareholders	$645	$497
Weighted average common shares outstanding	4,140	4,114
Basic earnings per common share	$0.16	$0.12

Diluted Earnings Per Common Share
Net income available to common shareholders	$645	$497
Weighted average common shares outstanding	4,140	4,114
Effect of assumed exercise of stock options	78	56
Diluted weighted average common shares outstanding	4,218	4,170
Diluted earnings per common share	$0.15	$0.12

"Table of Contents"
Note 4:   Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	March 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$48,478	$51	$(48)	$48,481
State and political subdivisions	9,386	123	(9)	9,500
Corporate	12,574	90	(59)	12,605
Asset backed securities	1,779	-	-	1,779
Residential mortgage-backed - US agency	35,039	193	(59)	35,173
Collateralized mortgage obligations - US agency	15,880	128	(37)	15,971
Total	123,136	585	(212)	123,509
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	643	-	(7)	636
Large cap equity fund	456	150	-	606
Common stock - financial services industry	554	24	-	578
Total	1,653	174	(7)	1,820
Total available-for-sale	$124,789	$759	$(219)	$125,329
Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$7,867	$160	$-	$8,027
State and political subdivisions	21,580	960	-	22,540
Corporate	4,602	40	(126)	4,516
Residential mortgage-backed - US agency	7,457	212	(1)	7,668
Collateralized mortgage obligations - US agency	2,917	176	-	3,093
Total held-to-maturity	$44,423	$1,548	$(127)	$45,844

"Table of Contents"

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$21,380	$13	$(85)	$21,308
State and political subdivisions	8,198	107	(5)	8,300
Corporate	18,173	51	(96)	18,128
Residential mortgage-backed - US agency	32,740	113	(280)	32,573
Collateralized mortgage obligations - US agency	16,880	95	(142)	16,833
Total	97,371	379	(608)	97,142
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	643	-	(5)	638
Large cap equity fund	456	127	-	583
Common stock - financial services industry	554	25	-	579
Total	1,653	152	(5)	1,800
Total available-for-sale	$99,024	$531	$(613)	$98,942
Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$7,860	$81	$(29)	$7,912
State and political subdivisions	21,585	881	-	22,466
Corporate	4,175	53	(3)	4,225
Residential mortgage-backed - US agency	7,763	137	(5)	7,895
Collateralized mortgage obligations - US agency	2,914	103	-	3,017
Total held-to-maturity	$44,297	$1,255	$(37)	$45,515

The amortized cost and estimated fair value of debt investments at March 31, 2016 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.
	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$23,986	$23,994	$206	$206
Due after one year through five years	37,798	37,911	11,091	11,323
Due after five years through ten years	9,168	9,192	17,706	18,414
Due after ten years	1,265	1,268	5,046	5,140
Sub-total	72,217	72,365	34,049	35,083
Residential mortgage-backed - US agency	35,039	35,173	7,457	7,668
Collateralized mortgage obligations - US agency	15,880	15,971	2,917	3,093
Totals	$123,136	$123,509	$44,423	$45,844

"Table of Contents"

The Company's investment securities' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	March 31, 2016
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale
US Treasury, agencies and GSE's	12	$(48)	$20,497	-	$-	$-	12	$(48)	$20,497
State and political subdivisions	9	(9)	1,475	-	-	-	9	(9)	1,475
Corporate	1	(1)	499	4	(58)	4,570	5	(59)	5,069
Equity and other investments	1	(7)	636	-	-	-	1	(7)	636
Residential mortgage-backed - US agency	4	(5)	4,596	3	(54)	2,607	7	(59)	7,203
Collateralized mortgage obligations - US agency	2	(1)	2,982	4	(36)	2,015	6	(37)	4,997
Totals	29	$(71)	$30,685	11	$(148)	$9,192	40	$(219)	$39,877
Held-to-Maturity
Corporate	2	(126)	1,555	-	-	-	2	(126)	1,555
Residential mortgage-backed - US agency	1	(1)	726	-	-	-	1	(1)	726
Totals	3	$(127)	$2,281	-	$-	$-	3	$(127)	$2,281

	December 31, 2015
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale
US Treasury, agencies and GSE's	9	$(70)	$13,382	1	$(15)	$984	10	$(85)	$14,366
State and political subdivisions	13	(4)	1,894	3	(1)	339	16	(5)	2,233
Corporate	10	(57)	8,123	2	(39)	2,820	12	(96)	10,943
Equity and other investments	1	(5)	638	-	-	-	1	(5)	638
Residential mortgage-backed - US agency	14	(148)	20,204	5	(132)	4,812	19	(280)	25,016
Collateralized mortgage obligations - US agency	6	(80)	8,618	3	(62)	1,789	9	(142)	10,407
Totals	53	$(364)	$52,859	14	$(249)	$10,744	67	$(613)	$63,603
Held-to-Maturity
US Treasury, agencies and GSE's	2	$(29)	$2,970	-	$-	$-	2	$(29)	$2,970
Corporate	1	(3)	225	-	-	-	1	(3)	225
Residential mortgage-backed - US agency	1	(5)	795	-	-	-	1	(5)	795
Totals	4	$(37)	$3,990	-	$-	$-	4	$(37)	$3,990

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

"Table of Contents"
There were 43 securities in an unrealized loss position at March 31, 2016, of which 11 have been in loss positions for a period greater than twelve months and 32 have been in loss positions for a period less than twelve months.  This compares to 71 securities in an unrealized loss position at December 31, 2015, of which 14 had been in loss positions for a period greater than twelve months and 57 had been in loss positions for a period less than twelve months.  Among the 11 securities in loss positions for a period greater than twelve months at March 31, 2016, seven were mortgage-backed pass-through securities or collateralized mortgage obligations issued by the following entities sponsored and guaranteed by the United States Government: FNMA, FHLMC, FHLB and FFCB. These issuing entities are currently rated Aaa by Moody's Investor Services and AA+ by Standard and Poors.  The remaining four securities that have been in loss positions for a period greater than twelve months are corporate issuances that have declines in their market values of 3.04% or less of their book values as of March 31, 2016 and are rated A- or better by Standard and Poors.

Among the 32 securities in an unrealized loss position at March 31, 2016 for less than twelve months, 19 were either direct issuances of, or mortgage-backed securities or collateralized mortgage obligations issued by, the following entities sponsored and guaranteed by the United States Government: FNMA, FHLMC, FHLB and FFCB.  Of the remaining 13 securities, nine were issued by state or political subdivisions, with declines in their market values of 1.67% or less of their book value.  Of the four remaining securities, three are corporate issuances and one is an equity security.  Two of the corporate issuances have aggregate book values of $1.7 million and have unrecognized losses estimated in the range of 6.56% to 9.63% and the one remaining corporate security has an insignificant unrecognized loss of 0.30%.  The unrealized losses reflected are primarily attributable to changes in interest rates since the securities were acquired.  The Company does not intend to sell these securities, nor is it more likely than not, that the company will be required to sell these securities prior to recovery of the amortized cost.  As such, management does not believe any individual unrealized loss as of March 31, 2016 represents OTTI.

In addition to the factors used in determining whether OTTI has occurred for debt securities, the Company considers specific additional factors related to the equity security's issuer and the length of time the equity security's fair value has been below the carrying amount. Management has determined that we have the intent and ability to retain the equity securities in our portfolio for a sufficient period of time to allow for recovery.  As noted above, one equity security has been in a loss position for less than twelve months.  This security has a loss of 1.11% at March 31, 2016.  Management believes that this loss is transitory and that the Company has the ability to hold this security indefinitely.  As a result, management does not believe that this unrealized loss as of March 31, 2016 represents OTTI.

Proceeds of $15.3 million and $6.5 million on sales and redemptions of securities for the three months ended March 31, 2016 and 2015, respectively, resulted in gross realized gains (losses) detailed below:

	For the three months
	ended March 31,
(In thousands)	2016	2015
Realized gains	$95	$57
Realized losses	(15)	(5)
	$80	$52

As of March 31, 2016 and December 31, 2015, securities with a fair value of $120.4 million and $89.7 million, respectively, were pledged to collateralize certain municipal deposit relationships.  As of the same dates, securities with a fair value of $15.5 million and $17.8 million were pledged against certain borrowing arrangements.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages.  The Company is not in the practice of investing in, or originating, these types of investments or loans.

Note 5:   Pension and Postretirement Benefits

The Company has a noncontributory defined benefit pension plan covering substantially all employees. The plan provides defined benefits based on years of service and final average salary. On May 14, 2012, the Company informed its employees of its decision to freeze participation and benefit accruals under the plan, primarily to reduce some of the volatility in earnings that can accompany the maintenance of a defined benefit plan.  The plan was frozen on June 30, 2012.  Compensation earned by employees up to June 30, 2012 is used for purposes of calculating benefits under the plan but there are no future benefit accruals after this date.  Participants as of June 30, 2012 will continue to earn vesting credit with respect to their frozen accrued benefits as they continue to work. In addition, the Company provides certain health and life insurance benefits for a limited number of eligible retired employees.  The healthcare plan is contributory with participants' contributions adjusted annually; the life insurance plan is noncontributory.  Employees with less than 14 years of service as of January 1, 1995, are not eligible for the health and life insurance retirement benefits.

"Table of Contents"
The composition of net periodic pension plan and postretirement plan costs for the indicated periods is as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended March 31,
(In thousands)	2016	2015	2016	2015

Service cost	$-	$-	$-	$-
Interest cost	116	117	2	4
Expected return on plan assets	(237)	(244)	-	-
Amortization of transition obligation	-	-	-	-
Amortization of net losses	56	45	(2)	-
Net periodic benefit plan (benefit) cost	$(65)	$(82)	$-	$4

The Company will evaluate the need for further contributions to the defined benefit pension plan during 2016.  The prepaid pension asset is recorded in other assets on the statement of condition as of March 31, 2016.

"Table of Contents"
Note 6:   Loans

Major classifications of loans at the indicated dates are as follows:

	March 31,	December 31,
(In thousands)	2016	2015
Residential mortgage loans:
1-4 family first-lien residential mortgages	$187,221	$181,792
Construction	4,258	7,924
Total residential mortgage loans	191,479	189,716

Commercial loans:
Real estate	127,878	129,506
Lines of credit	19,526	19,035
Other commercial and industrial	59,351	54,899
Tax exempt loans	7,439	9,081
Total commercial loans	214,194	212,521

Consumer loans:
Home equity and junior liens	23,472	23,463
Other consumer	5,188	4,886
Total consumer loans	28,660	28,349

Total loans	434,333	430,586
Net deferred loan (fees)	(154)	(148)
Less allowance for loan losses	(5,851)	(5,706)
Loans receivable, net	$428,328	$424,732

The Company originates residential mortgage, commercial, and consumer loans largely to customers throughout Oswego and Onondaga counties. Although the Company has a diversified loan portfolio, a substantial portion of its borrowers' abilities to honor their loan contracts is dependent upon the counties' employment and economic conditions.

As of March 31, 2016 and December 31, 2015, residential mortgage loans with a carrying value of $132.0 million and $125.8 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York ("FHLBNY") under a blanket collateral agreement to secure the Company's line of credit and term borrowings.

Loan Origination / Risk Management

The Company's lending policies and procedures are presented in Note 5 to the consolidated financial statements included in the 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2016 and have not changed.

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

"Table of Contents"
The following table illustrates the portfolio segments and classes for the Company's loan portfolio:

Portfolio Segment	Class

Residential Mortgage Loans	1-4 family first-lien residential mortgages
Construction

Commercial Loans	Real estate
Lines of credit
Other commercial and industrial
Tax exempt loans

Consumer Loans	Home equity and junior liens
Other consumer

The following tables present the classes of the loan portfolio, not including net deferred loan fees, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	As of March 31, 2016
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$183,417	$582	$1,720	$1,502	$187,221
Construction	4,258	-	-	-	4,258
Total residential mortgage loans	187,675	582	1,720	1,502	191,479
Commercial loans:
Real estate	119,946	4,127	3,805	-	127,878
Lines of credit	18,080	1,250	186	10	19,526
Other commercial and industrial	58,103	802	439	7	59,351
Tax exempt loans	7,439	-	-	-	7,439
Total commercial loans	203,568	6,179	4,430	17	214,194
Consumer loans:
Home equity and junior liens	22,856	206	201	209	23,472
Other consumer	5,096	79	13	-	5,188
Total consumer loans	27,952	285	214	209	28,660
Total loans	$419,195	$7,046	$6,364	$1,728	$434,333

"Table of Contents"

	As of December 31, 2015
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$177,244	$1,375	$2,425	$748	$181,792
Construction	7,924	-	-	-	7,924
Total residential mortgage loans	185,168	1,375	2,425	748	189,716
Commercial loans:
Real estate	121,283	4,345	3,878	-	129,506
Lines of credit	17,358	1,469	208	-	19,035
Other commercial and industrial	53,540	848	504	7	54,899
Tax exempt loans	9,081	-	-	-	9,081
Total commercial loans	201,262	6,662	4,590	7	212,521
Consumer loans:
Home equity and junior liens	22,780	182	287	214	23,463
Other consumer	4,840	31	15	-	4,886
Total consumer loans	27,620	213	302	214	28,349
Total loans	$414,050	$8,250	$7,317	$969	$430,586

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

"Table of Contents"
An age analysis of past due loans, segregated by portfolio segment and class of loans, as of March 31, 2016 and December 31, 2015, are detailed in the following tables:

	As of March 31, 2016
	30-59 Days	60-89 Days	90 Days
	Past Due	Past Due	and Over	Total		Total Loans
(In thousands)	And Accruing	And Accruing		Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,026	$370	$1,666	$3,062	$184,159	$187,221
Construction	-	-	-	-	4,258	4,258
Total residential mortgage loans	1,026	370	1,666	3,062	188,417	191,479
Commercial loans:
Real estate	948	488	2,509	3,945	123,933	127,878
Lines of credit	60	-	181	241	19,285	19,526
Other commercial and industrial	38	108	350	496	58,855	59,351
Tax exempt loans	-	-	-	-	7,439	7,439
Total commercial loans	1,046	596	3,040	4,682	209,512	214,194
Consumer loans:
Home equity and junior liens	51	117	283	451	23,021	23,472
Other consumer	85	2	11	98	5,090	5,188
Total consumer loans	136	119	294	549	28,111	28,660
Total loans	$2,208	$1,085	$5,000	$8,293	$426,040	$434,333

	As of December 31, 2015
	30-59 Days	60-89 Days	90 Days
	Past Due	Past Due	and Over	Total		Total Loans
(In thousands)	And Accruing	And Accruing		Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,115	$808	$1,715	$3,638	$178,154	$181,792
Construction	-	-	-	-	7,924	7,924
Total residential mortgage loans	1,115	808	1,715	3,638	186,078	189,716
Commercial loans:
Real estate	940	135	2,694	3,769	125,737	129,506
Lines of credit	20	-	174	194	18,841	19,035
Other commercial and industrial	159	216	370	745	54,154	54,899
Tax exempt loans	-	-	-	-	9,081	9,081
Total commercial loans	1,119	351	3,238	4,708	207,813	212,521
Consumer loans:
Home equity and junior liens	132	-	360	492	22,971	23,463
Other consumer	14	15	5	34	4,852	4,886
Total consumer loans	146	15	365	526	27,823	28,349
Total loans	$2,380	$1,174	$5,318	$8,872	$421,714	$430,586

"Table of Contents"

Nonaccrual loans, segregated by class of loan, were as follows:

	March 31,	December 31,
(In thousands)	2016	2015
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,666	$1,715
	1,666	1,715
Commercial loans:
Real estate	2,509	2,694
Lines of credit	181	174
Other commercial and industrial	350	370
	3,040	3,238
Consumer loans:
Home equity and junior liens	283	360
Other consumer	11	5
	294	365
Total nonaccrual loans	$5,000	$5,318

There were no loans past due ninety days or more and still accruing interest at March 31, 2016 or December 31, 2015.

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

The Company is required to disclose new TDRs for each reporting period for which an income statement is being presented.  The Company has determined that there were no new TDRs for the three month period ended March 31, 2016 and only one new TDR deemed to be immaterial during the three month period ended March 31, 2015.

The Company had no loans that have been modified as TDRs during the twelve months prior to March 31, 2016, which have subsequently defaulted during the three months ended March 31, 2016.

The Company had no loans that had been modified as TDRs during the twelve months prior to March 31, 2015, which had subsequently defaulted during the three months ended March 31, 2015.

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

"Table of Contents"
Impaired Loans

The following tables summarize impaired loan information by portfolio class at the indicated dates:

	March 31, 2016			December 31, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$471	$471	$-	$473	$473	$-
Commercial real estate	2,209	2,370	-	2,580	2,709	-
Commercial lines of credit	581	607	-	574	597	-
Other commercial and industrial	525	562	-	536	569	-
Home equity and junior liens	184	184	-	187	187	-
Other consumer	4	5	-	5	6	-
With an allowance recorded:
1-4 family first-lien residential mortgages	133	133	41	-	-	-
Commercial real estate	2,143	2,249	737	1,850	1,963	760
Commercial lines of credit	5	5	5	5	5	5
Other commercial and industrial	209	219	178	224	230	193
Home equity and junior liens	107	108	7	101	101	2
Other consumer	-	-	-	-	-	-
Total:
1-4 family first-lien residential mortgages	604	604	41	473	473	-
Commercial real estate	4,352	4,619	737	4,430	4,672	760
Commercial lines of credit	586	612	5	579	602	5
Other commercial and industrial	734	781	178	760	799	193
Home equity and junior liens	291	292	7	288	288	2
Other consumer	4	5	-	5	6	-
Totals	$6,571	$6,913	$968	$6,535	$6,840	$960

The following table presents the average recorded investment in impaired loans for the periods indicated:

	For the three months ended
	March 31,
(In thousands)	2016	2015
1-4 family first-lien residential mortgages	$539	$963
Commercial real estate	4,391	4,971
Commercial lines of credit	583	376
Other commercial and industrial	747	686
Home equity and junior liens	290	329
Other consumer	5	10
Total	$6,555	$7,335

"Table of Contents"
The following table presents the cash basis interest income recognized on impaired loans for the periods indicated:

	For the three months ended
	March 31,
(In thousands)	2016	2015
1-4 family first-lien residential mortgages	$7	$4
Commercial real estate	25	16
Commercial lines of credit	-	-
Other commercial and industrial	9	5
Home equity and junior liens	2	10
Other consumer	-	-
Total	$43	$35

"Table of Contents"
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

	March 31, 2016
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$581	$-	$2,983	$401	$1,270
Charge-offs	-	-	-	(21)	-
Recoveries	-	-	-	8	4
Provisions	61	-	(99)	7	(61)
Ending balance	$642	$-	$2,884	$395	$1,213
Ending balance: related to loans
individually evaluated for impairment	$41	$-	$737	$5	$178
Ending balance: related to loans
collectively evaluated for impairment	$601	$-	$2,147	$390	$1,035

Loans receivables:
Ending balance	$187,221	$4,258	$127,878	$19,526	$59,351
Ending balance: individually
evaluated for impairment	$604	$-	$4,352	$586	$734
Ending balance: collectively
evaluated for impairment	$186,617	$4,258	$123,526	$18,940	$58,617

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$3	$350	$118	$-	$5,706
Charge-offs	-	(60)	(9)	-	(90)
Recoveries	-	2	11	-	25
Provisions	(1)	63	25	215	210
Ending balance	$2	$355	$145	$215	$5,851
Ending balance: related to loans
individually evaluated for impairment	$-	$7	$-	$-	$968
Ending balance: related to loans
collectively evaluated for impairment	$2	$347	$145	$216	$4,883

Loans receivables:
Ending balance	$7,439	$23,472	$5,188		$434,333
Ending balance: individually
evaluated for impairment	$-	$291	$4		$6,571
Ending balance: collectively
evaluated for impairment	$7,439	$23,181	$5,184		$427,762

"Table of Contents"

	March 31, 2015
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$509	$-	$2,801	$460	$1,034
Charge-offs	(138)	-	(29)	(10)	(108)
Recoveries	-	-	-	11	2
Provisions	127	-	393	(20)	10
Ending balance	$498	$-	$3,165	$441	$938
Ending balance: related to loans
individually evaluated for impairment	$-	$-	$918	$92	$231
Ending balance: related to loans
collectively evaluated for impairment	$498	$-	$2,247	$349	$707

Loans receivables:
Ending balance	$173,576	$2,714	$125,651	$17,628	$35,207
Ending balance: individually
evaluated for impairment	$788	$-	$4,931	$474	$768
Ending balance: collectively
evaluated for impairment	$172,788	$2,714	$120,720	$17,154	$34,439

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$3	$388	$98	$56	$5,349
Charge-offs	-	-	(20)	-	(305)
Recoveries	-	7	15	-	35
Provisions	1	(66)	(6)	(56)	383
Ending balance	$4	$329	$87	$-	$5,462
Ending balance: related to loans
individually evaluated for impairment	$-	$8	$1	$-	$1,250
Ending balance: related to loans
collectively evaluated for impairment	$4	$321	$86	$-	$4,212

Loans receivables:
Ending balance	$9,382	$22,308	$4,107		$390,573
Ending balance: individually
evaluated for impairment	$-	$297	$9		$7,267
Ending balance: collectively
evaluated for impairment	$9,382	$22,011	$4,098		$383,306

"Table of Contents"
Note 8:  Foreclosed Real Estate

The Company is required to disclose the carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession of the property at each reporting period.

		March 31,		December 31,
(Dollars in thousands)	Number of properties	2016	Number of properties	2015
Foreclosed real estate
Foreclosed residential real estate	4	$324	2	$182

At March 31, 2016, the Company reported $1.3 million in residential real estate loans in the process of foreclosure.

Note 9:   Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit when issued have expiration dates within one year of issuance.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  The Company had $1.9 million of standby letters of credit outstanding as of March 31, 2016.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.   The fair value of standby letters of credit was not significant to the Company's consolidated financial statements.

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

The Company used the following methods and significant assumptions to estimate fair value:

Investment securities:  The fair values of securities available-for-sale are obtained from an independent third party and are based on quoted prices on nationally recognized securities exchanges where available (Level 1).  If quoted prices are not available, fair values are measured by utilizing matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2).  Management made no adjustment to the fair value quotes that were received from the independent third party pricing service. During the third quarter of 2015, the Company purchased $313,000 of the common stock of a community-based financial institution that conducts its operations outside of the Company's primary market area.  The purchase was in conjunction with a capital raise by the financial institution that attracted multiple investors. The stock of this financial institution is not traded on any exchange and there are no quoted market prices available for this security (Level 3).  Management has reviewed the results of the financial operations of the financial institution for the quarter ended March 31, 2016 and has concluded that this investment was appropriately valued at its acquisition cost, which was considered to be its fair value as of the measurement date.

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

"Table of Contents"
The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	March 31, 2016
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-sale portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$48,481	$-	$48,481
State and political subdivisions	-	9,500	-	9,500
Corporate	-	12,605	-	12,605
Asset backed securities	-	1,779	-	1,779
Residential mortgage-backed - US agency	-	35,173	-	35,173
Collateralized mortgage obligations - US agency	-	15,971	-	15,971
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	636	-	-	636
Large cap equity fund	606	-	-	606
Common stock - financial services industry	44	221	313	578
Total available-for-sale securities	$1,286	$123,730	$313	$125,329

Interest rate swap derivative	$-	$14	$-	$14

	December 31, 2015
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-sale portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$21,308	$-	$21,308
State and political subdivisions	-	8,300	-	8,300
Corporate	-	18,128	-	18,128
Residential mortgage-backed - US agency	-	32,573	-	32,573
Collateralized mortgage obligations - US agency	-	16,833	-	16,833
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	638	-	-	638
Large cap equity fund	583	-	-	583
Common stock - financial services industry	46	220	313	579
Total available-for-sale securities	$1,267	$97,362	$313	$98,942

Interest rate swap derivative	$-	$27	$-	$27

"Table of Contents"
The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended March 31, 2016 were as follows:
(In thousands)	Common Stock - Financial Services Industry

Balance - December 31, 2015	$313
Total gains realized/unrealized:
Included in earnings	-
Included in other comprehensive income	-
Settlements	-
Sales	-
Balance - March 31, 2016	$313
Changes in unrealized gains included in earnings related to assets still held at March 31, 2016	$-

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company's investments that are categorized within Level 3 of the fair value hierarchy at the indicated dates:

(In thousands)	At March 31, 2016
Investment Type	Fair Value	Valuation Techniques	Unobservable Input	Weight
Common Stock - Financial Services Industry	$313	Inputs to comparables	Weight ascribed to comparable companies	100%

(In thousands)	At December 31, 2015
Investment Type	Fair Value	Valuation Techniques	Unobservable Input	Weight
Common Stock - Financial Services Industry	$313	Inputs to comparables	Weight ascribed to comparable companies	100%

Pathfinder Bank had the following assets measured at fair value on a nonrecurring basis as of March 31, 2016 and December 31, 2015:

		March 31, 2016
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$423	$423
Foreclosed real estate	$-	$-	$142	$142

		December 31, 2015
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$1,070	$1,070
Foreclosed real estate	$-	$-	$360	$360

"Table of Contents"

Quantitative Information about Level 3 Fair Value Measurements

	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At March 31, 2016
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 10% (8%)
	(Sales Approach)	Costs to Sell	7% - 15% (14%)
Discounted Cash Flow

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15% (15%)
	(Sales Approach)	Costs to Sell	6% - 8% (7%)

Quantitative Information about Level 3 Fair Value Measurements

	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2015
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 10% (8%)
	(Sales Approach)	Costs to Sell	8% - 15% (14%)
Discounted Cash Flow

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15% (15%)
	(Sales Approach)	Costs to Sell	6% - 8% (7%)

There have been no transfers of assets into or out of any fair value measurement level during the quarter ended March 31, 2016.

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective period-ends, and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

"Table of Contents"
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

Investment securities – The fair values of securities available-for-sale and held-to-maturity are obtained from an independent third party and are based on quoted prices on nationally recognized exchange where available (Level 1).  If quoted prices are not available, fair values are measured by utilizing matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities, but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2).  Management made no adjustment to the fair value quotes that were received from the independent third party pricing service. During the third quarter of 2015, the Company purchased $313,000 in the common stock of a community-based financial institution that conducts its operations outside of the Company's primary market area.  The purchase was in conjunction with a capital raise by the financial institution that attracted multiple investors. The stock of this financial institution is not traded on any exchange and there are no quoted market prices available for this security (Level 3).  Management has reviewed the results of the financial operations of the financial institution for the quarter ended March 31, 2016 and has concluded that this investment was appropriately valued at its acquisition cost, which was considered to be its fair value as of the measurement date.

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

"Table of Contents"
Subordinated Loans – The Company secures quotes from its pricing service based on a discounted cash flow methodology or utilizes observations of recent highly-similar transactions which result in a Level 2 classification.

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

The carrying amounts and fair values of the Company's financial instruments as of the indicated dates are presented in the following table:

		March 31, 2016		December 31, 2015
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$25,655	$25,655	$15,245	$15,245
Investment securities - available-for-sale	1	1,286	1,286	1,267	1,267
Investment securities - available-for-sale	2	123,730	123,730	97,362	97,362
Investment securities - available-for-sale	3	313	313	313	313
Investment securities - held-to-maturity	2	44,423	45,844	44,297	45,515
Federal Home Loan Bank stock	2	2,635	2,635	2,424	2,424
Net loans	3	428,328	434,854	424,732	428,410
Accrued interest receivable	1	2,238	2,238	2,053	2,053

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$397,168	$397,168	$343,853	$343,852
Time Deposits	2	142,190	142,696	146,462	146,158
Borrowings	2	46,000	46,131	41,300	41,282
Subordinated loans	2	14,999	13,799	14,991	14,027
Accrued interest payable	1	66	66	199	199
Interest rate swap derivative	2	14	14	27	27

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

"Table of Contents"
The following table summarizes the fair value of the outstanding derivative and its presentation on the statements of condition:

(In thousands)	March 31, 2016	December 31, 2015
Cash flow hedge:
Other liabilities	$14	$27

The change in accumulated other comprehensive loss on a pretax basis and the impact on earnings from the interest rate swap that qualifies as a cash flow hedge for the periods indicated below were as follows:

	For the three months ended March 31,
(In thousands)	2016	2015
Balance as of January 1:	$(27)	$(82)
Amount of losses recognized in other comprehensive income	(1)	-
Amount of loss reclassified from other comprehensive income
and recognized as interest expense	14	15
Balance as of March 31:	$(14)	$(67)

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

The Company posted cash of $202,000 under arrangements to satisfy collateral requirements associated with the interest rate swap contract.

"Table of Contents"
Note 12:   Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) ("AOCI"), net of tax, for the periods indicated are summarized in the table below.

	For the three months ended March 31, 2016
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Financial derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(1,844)	$(16)	$(51)	$(654)	$(2,565)
Other comprehensive (loss) income before reclassifications	-	(1)	421	21	441
Amounts reclassified from AOCI	32	9	(48)	-	(7)
Ending balance	$(1,812)	$(8)	$322	$(633)	$(2,131)

	For the three months ended March 31, 2015
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Financial derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Securities reclassified from AFS to HTM	Total
Beginning balance	$(1,794)	$(49)	$457	$(733)	(2,119)
Other comprehensive (loss) income before reclassifications	-	-	279	20	299
Amounts reclassified from AOCI	27	9	(31)	-	5
Ending balance	$(1,767)	$(40)	$705	$(713)	$(1,815)

 The following table presents the amounts reclassified out of each component of AOCI for the indicated period:

	Amount Reclassified
	from AOCI[1]
	(Unaudited)
(In thousands)	For the three months ended
Details about AOCI[1] components	March 31, 2016	March 31, 2015	Affected Line Item in the Statement of Income

Unrealized holding gain on financial derivative:
Reclassification adjustment for
interest expense included in net income	$(14)	$(15)	Interest on long term borrowings
	5	6	Provision for income taxes
	$(9)	$(9)	Net Income
Retirement plan items
Retirement plan net losses
recognized in plan expenses[2]	$(54)	$(45)	Salaries and employee benefits
	22	18	Provision for income taxes
	$(32)	$(27)	Net Income

Available-for-sale securities
Realized gain on sale of securities	$80	$52	Net gains on sales and redemptions of investment securities
	(32)	(21)	Provision for income taxes
	$48	$31	Net Income

[1] Amounts in parentheses indicates debits in net income.
[2] These items are included in net periodic pension cost.
See Note 5 for additional information.

"Table of Contents"
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

General

The Company is a Maryland corporation headquartered in Oswego, New York.  The primary business of the Company is its investment in Pathfinder Bank (the "Bank") which is 100% owned by the Company and the Company is 100% owned by public shareholders.  At March 31, 2016, the Company had 4,353,850 shares of common stock outstanding. The Bank has four wholly owned operating subsidiaries, Pathfinder Commercial Bank, Pathfinder Risk Management Company, Inc. ("PRMC"), Pathfinder REIT, Inc. and Whispering Oaks Development Corp. All significant inter-company accounts and activity have been eliminated in consolidation.  Although the Company owns, through its subsidiary PRMC, 51% of the membership interest in FitzGibbons Agency, LLC ("FitzGibbons"), the Company is required to consolidate 100% of FitzGibbons within the consolidated financial statements.  The 49% of which the Company does not own is accounted for separately as noncontrolling interests within the consolidated financial statements.  At March 31, 2016, the Company and subsidiaries had total assets of $665.3 million, total liabilities of $606.1 million and shareholders' equity of $58.8 million plus noncontrolling interest of $418,000, which represents the 49% of FitzGibbons not owned by the Company.

On May 8, 2015, the Company announced that the Bank filed an application with the New York State Department of Financial Services ("NYSDFS") and the Federal Deposit Insurance Corporation ("FDIC") to merge with the Bank's wholly-owned subsidiary, Pathfinder Commercial Bank, a New York State-chartered limited purpose commercial bank.  Prior to or simultaneously with the merger, Pathfinder Commercial Bank's charter will be amended such that Pathfinder Commercial Bank will become a full-service commercial bank, rather than a limited purpose commercial bank, and its name will be changed to "Pathfinder Bank".  The NYSDFS and the FDIC have approved the application and the transaction is expected to be completed in the first six months of 2016. The transaction will not impact the current activities or investments of the Bank and Pathfinder Commercial Bank, although the Bank expects some annual cost savings as a result of the conversion.

The following discussion reviews the Company's financial condition at March 31, 2016 and the results of operations for the three month periods ended March 31, 2016 and 2015. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2015 and 2014 and for the two years then ended.  Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part I.

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

"Table of Contents"
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

The most significant accounting policies followed by the Company are presented in Note 1 to the annual audited consolidated financial statements included in the 2015 Annual Report filed with the Securities and Exchange Commission on Form 10-K on March 29, 2016 ("the consolidated financial statements").  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the allowance for loan losses, deferred income taxes, pension obligations, the evaluation of investment securities for other than temporary impairment, the evaluation of goodwill for impairment, and the estimation of fair values for accounting and disclosure purposes to be the accounting areas that require the most subjective and complex judgments.  These areas could be the most subject to revision as new information becomes available.

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

"Table of Contents"
The loan portfolio also represents the largest asset type on the consolidated statement of condition.  Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses.

Deferred income tax assets and liabilities are determined using the liability method.  Under this method, the net deferred tax asset or liability is recognized for the future tax consequences.  This is attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating and capital loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The affect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  If current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established.  The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.  A valuation allowance of $265,000 was maintained at March 31, 2016, as management believes it may not generate sufficient capital gains to offset its capital loss carry forward benefit.  The Company's effective tax rate differs from the statutory rate due primarily to non-taxable income from investment securities and bank owned life insurance.

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

Management performs an annual evaluation of our goodwill for possible impairment at each of our reporting units. Based on the results of the December 31, 2015 evaluation, management has determined that the carrying value of goodwill was not impaired as of that date. The evaluation approach is described in Note 10 of the annual audited consolidated financial statements. Further information on the estimation of fair values can be found in Note 22 to the annual audited consolidated financial statements.

"Table of Contents"

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

Fair values for securities available-for-sale are obtained from an independent third party pricing service.  Fair values are based on quoted prices on a nationally recognized securities exchange, where available.  If quoted prices are not available, fair values are measured using quoted market prices for similar benchmark securities.  Management made no adjustments to the fair value quotes that were provided by the pricing source.  The fair values of foreclosed real estate and the underlying collateral value of impaired loans are typically determined based on evaluations by third parties, less estimated costs to sell.  When necessary, appraisals are updated to reflect changes in market conditions.

Recent Events

On March 31, 2016, the Company announced that its Board of Directors declared a quarterly dividend of $0.05 per common share.  The dividend is payable on May 9, 2016 to shareholders of record on April 18, 2016.

On February 16, 2016, the Company redeemed all 13,000 shares of the Series B Preferred Stock outstanding with the payment of $13.0 million to the Small Business Lending Facility ("SBLF").  This redemption was substantially financed by the issuance on October 15, 2015 of the $10.0 million Subordinated Loan with an effective annual interest rate of 6.44%.  The issuance of the Subordinated Loan will increase interest expense by $644,000 per year but prospectively reduce the amount payable to the SBLF in preferred stock dividends.  Effective April 1, 2016, the annual dividend rate for the preferred stock would have been 9.0%.  Therefore, the retirement of the $13.0 million of the SBLF Preferred Series B stock will result in an annual reduction of dividends payable to the preferred shareholder of $1.2 million. The Company paid preferred stock dividends totaling $130,000 in 2015.  These transactions had no effect on the regulatory capital position of the Bank.

Overview and Results of Operations

The following represents the significant highlights of the Company's operating results between the first quarter of 2016 and the first quarter of 2015.
•	Net income improved in the first quarter of 2016 by 25.0% to $661,000.
•
Basic and diluted earnings per share improved to $0.16 and $0.15 per share, respectively as compared with $0.12 per basic and diluted share in the previous year.  The Company declared a dividend on its SBLF preferred Stock of $16,000 and $32,000 in the first quarter of 2016 and 2015, respectively.  In the first quarter of 2016, the Company redeemed the SBLF preferred stock in its entirety.  Further details can be found above in "Recent Events".

•	Return on average assets increased 5 basis points to 0.41%.
•	Net interest income increased 7.5% to $4.8 million.
•	Net interest margin before the provision for loan losses decreased 11 basis points to 3.17%.

The following reflects the changes in financial condition between December 31, 2015 and March 31, 2016.
•	Total assets increased 6.8% to $665.3 million. This was funded by growth in deposits of $49.0 million, or 10.0%, to $539.4 million. Municipal deposits grew 35.9% to $155.6 million.
•	Gross loans increased of 0.9% to $434.2 million.
•	The ratio of nonperforming loans to period end loans decreased by 9 basis points to 1.15%.

We had net income of $661,000 for the three months ended March 31, 2016, compared to net income of $529,000 for the three months ended March 31, 2015.  The increase in net income of $132,000, or 25.0%, was due primarily to an increase in net interest income in the amount of $337,000 primarily resulting from an increase in average interest-earning asset balances, partially offset by an increase in the average cost of interest-bearing liabilities between the year-over-year first quarter periods.  In addition, the provision for loan losses was reduced in the three months ended March 31, 2016 by $173,000 as compared with the same three month period in 2015 and noninterest income increased $136,000 in the same year-over-year three month periods.

"Table of Contents"

Return on average assets increased 5 basis points to 0.41% between the year-over-year first quarter periods as the increase in net income (the numerator in the ratio) outpaced the increase in average assets (the denominator in the ratio).  Average assets increased due to increases in the level of relatively short-term Treasury and U.S. Agency securities purchased during the quarter.  These securities were purchased to provide additional earning assets that were primarily financed by the increase in average deposits seen in the first quarter of 2016 as compared to the first quarter of 2015.

Asset quality at March 31, 2016 improved compared with both March 31, 2015 and December 31, 2015.  Nonperforming loans to total loans were 1.15% at March 31, 2016, as compared with 1.55% and 1.24% at March 31, 2015 and December 31, 2015, respectively.  In addition, the Company reported a $1.4 million decrease in the level of potential problem loans as the Company reported decreases of $1.2 million in loans rated special mention and $953,000 in loans rated substandard partially offset by an increase of $759,000 in loans rated doubtful.  The increase in loans classified as doubtful was due to 12 residential mortgage loans that were newly categorized as such during the quarter ended March 31, 2016.  These loans were rated as either special mention or substandard as of December 31, 2015.  Based on current information available at March 31, 2016, these loans were re-evaluated for their range of potential losses and reclassified accordingly.

Delinquency trends also improved slightly with the ratio of delinquent loans to period end loans decreasing to 1.91% at March 31, 2016 as compared to 2.06% at December 31, 2015.  Partially offsetting these favorable asset quality trends was an increase of $36,000 in the level of impaired loans.

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

"Table of Contents"
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

	For the three months ended March 31,
	2016			2015
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$433,924	$4,924	4.54%	$389,301	$4,399	4.52%
Taxable investment securities	132,354	583	1.76%	121,420	488	1.61%
Tax-exempt investment securities	27,356	191	2.79%	28,795	197	2.74%
Fed funds sold and interest-earning deposits	17,355	14	0.32%	9,377	2	0.09%
Total interest-earning assets	610,989	5,712	3.74%	548,893	5,086	3.71%
Noninterest-earning assets:
Other assets	43,573			39,234
Allowance for loan losses	(5,802)			(5,374)
Net unrealized gains
on available-for sale-securities	372			877
Total assets	$649,132			$583,630
Interest-bearing liabilities:
NOW accounts	$55,715	$19	0.14%	$44,770	$18	0.16%
Money management accounts	13,970	7	0.20%	12,946	5	0.15%
MMDA accounts	163,198	189	0.46%	101,539	110	0.43%
Savings and club accounts	76,866	17	0.09%	74,598	15	0.08%
Time deposits	153,346	343	0.89%	163,826	297	0.73%
Subordinated loans	14,994	203	5.42%	5,155	40	3.10%
Borrowings	32,712	94	1.15%	47,578	98	0.82%
Total interest-bearing liabilities	510,801	872	0.68%	450,412	583	0.52%
Noninterest-bearing liabilities:
Demand deposits	66,212			61,154
Other liabilities	4,572			2,249
Total liabilities	581,585			513,815
Shareholders' equity	67,547			69,815
Total liabilities & shareholders' equity	$649,132			$583,630
Net interest income		$4,840			$4,503
Net interest rate spread			3.06%			3.19%
Net interest margin			3.17%			3.28%
Ratio of average interest-earning assets
to average interest-bearing liabilities			119.61%			121.86%

As indicated in the above table, net interest income increased $337,000, or 7.5%, to $4.8 million for the three months ended March 31, 2016 as compared to the same prior year period due principally to the increase in average balances of interest earning assets, partially offset by an increase in average rates paid on average borrowings. Interest paid on average borrowings increased primarily due to the issuance of a $10.0 million Subordinated Loan on October 15, 2015 bearing an effective annual interest rate of 6.44%.  Net interest margin decreased by 11 basis points to 3.17% for the three months ended March 31, 2016 due largely to the decrease in average yields earned on all of the Company's major interest earning assets.  The following analysis should also be viewed in conjunction with the table below which reports the changes in net interest income attributable to rate and volume.

"Table of Contents"
Interest income increased $626,000, or 12.3%, to $5.7 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.  The increase in interest income was due principally to the increase in average balances of loans and taxable investment securities, which increased 11.5% and 19.0%, respectively, between the year- over-year first quarter periods.  The increase in the average balances of loans reflected the Company's continued success in its penetration within the greater Syracuse market and continued organic growth in Oswego County, NY.  In addition, the average yield on taxable investment securities increased 15 basis points to 1.76% and the average yield on loans increased 2 basis points to 4.54% between these same two periods.  The increase in the yield taxable on investment securities was the result of a modest lengthening of the duration of the securities portfolio during the three months ended March 31, 2016.

Interest expense for the three months ended March 31, 2016 increased $289,000, or 49.6%, to $872,000 as compared to the three months ended March 31, 2015.  This increase was primarily due to an increase in Subordinated Loan interest of $163,000 due to the issuance of an additional $10.0 million in Subordinated Loan debt on October 15, 2015.  In addition, the average balances of deposits, which include brokered deposits, increased $65.4 million between the year-over-year first quarter periods.  Deposit interest expense increased 5 basis points to 0.50% for the three months ended March 31, 2016 as compared with the same three month period in 2015. This increase was due to a 16 basis point increase in the average rate paid on time deposits during the three months ended March 31, 2016 as compared to the same time period in 2015, reflecting the competitive environment for such deposits within the Company's marketplace.

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

	Three months ended March 31,
	2016 vs. 2015
	Increase/(Decrease) Due to
			Total
			Increase
(In thousands)	Volume	Rate	(Decrease)
Interest Income:
Loans	$506	$19	$525
Taxable investment securities	46	49	95
Tax-exempt investment securities	(27)	21	(6)
Interest-earning deposits	3	9	12
Total interest income	528	98	626
Interest Expense:
NOW accounts	14	(13)	1
Money management accounts	-	2	2
MMDA accounts	71	8	79
Savings and club accounts	-	2	2
Time deposits	(109)	155	46
Subordinated loans	117	46	163
Borrowings	(139)	135	(4)
Total interest expense	(46)	335	289
Net change in net interest income	$574	$(237)	$337

"Table of Contents"
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

We recorded $210,000 in provision for loan losses for the three month period ended March 31, 2016, as compared to $383,000 for the three month period ended March 31, 2015.  The decrease in the provision for loan losses was a direct result of the improvements in loan quality measures over the most recent twelve month period.  Specifically, potential problem loans declined 14.3% to $8.7 million at March 31, 2016 as compared to $10.0 million at December 31, 2015.  Management extensively reviews recent trends in historical losses, environmental factors and specific reserve needs on loans individually evaluated for impairment in its determination of the adequacy of the allowance for loan losses.

We measure delinquency based on the amount of past due loans as a percentage of total loans.  Delinquency trends improved slightly, as the ratio of past due loans to total loans declined  to 1.91% at March 31, 2016 as compared to 2.06% at December 31, 2015 and was centered in the 30-59 day past due categories for residential mortgage loans and commercial real estate loans.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, including insurance agency commissions, and net gains on sales of securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2016	2015	Change
Service charges on deposit accounts	$287	$266	$21	7.9%
Earnings and gain on bank owned life insurance	80	85	(5)	-5.9%
Loan servicing fees	34	52	(18)	-34.6%
Debit card interchange fees	135	123	12	9.8%
Other charges, commissions and fees	385	287	98	34.1%
Noninterest income before gains	921	813	108	13.3%
Net gains on sales and redemptions of investment securities	80	52	28	53.8%
Total noninterest income	$1,001	$865	$136	15.7%

The $136,000, or 15.7%, increase in total noninterest income between year-over-year first quarter periods was due largely to a $79,000 increase in insurance commission income, a $28,000 increase in net gains on sales and redemptions of investment securities, a $21,000 increase in service charges on deposit accounts (commensurate with the increased deposit balances noted elsewhere in this document)and a $8,000 increase in all other noninterest income categories combined.

"Table of Contents"
Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2016	2015	Change
Salaries and employee benefits	$2,685	$2,381	$304	12.8%
Building occupancy	463	502	(39)	-7.8%
Data processing	422	388	34	8.8%
Professional and other services	197	202	(5)	-2.5%
Advertising	140	140	-	0.0%
FDIC assessments	108	95	13	13.7%
Audits and exams	76	62	14	22.6%
Other expenses	612	453	159	35.1%
Total noninterest expenses	$4,703	$4,223	$480	11.4%

The $480,000, or 11.4%, increase in noninterest expenses between year-over-year first quarter periods was due principally to salaries and employee benefits and other expenses.

The increase in salaries and employee benefits in the first quarter of 2016 was due to wage increases totaling $159,000, increased commission expense of $92,000, and increases totaling $53,000 in all other employee benefits, deferred compensation and stock-based compensation categories combined.

The decrease in building occupancy expenses was principally due to $20,000 decrease in building maintenance and a $25,000 decrease in utilities charges largely resulting from the unusually mild winter weather experienced in the Company's market area.

Data processing expenses increased due principally to maintenance and usage-based internet banking service fees, which increased $19,000 and $17,000 in the year-over-year three month periods, respectively.  These increases were partially offset by aggregate cost reductions of $2,000 related to all other areas of data processing expenses.

Finally, other noninterest expenses increased in year-over-year three month periods by $159,000 primarily due to a $67,000 increase in non-recurring servicing recourse charges related to a loan sold to an investor in prior years, $24,000 in office supply inventory adjustments, $14,000 in loan origination costs, and $54,000 in miscellaneous expense categories.

Income Tax Expense

Income tax expense increased by $48,000 for the quarter ended March 31, 2016 as compared to the same period in 2015.  This increase was primarily due to an increase in pretax income, partially offset by a decrease in the effective tax rate for the quarter to accommodate the year to date effective tax rate estimate of 29.0%, exclusive of the net income attributable to our controlling interest in the Insurance Agency.  For the three month period ended March 31, 2015, the effective tax rate was 30.0%.  The decrease in the effective tax rate reflected a slightly greater proportion of tax-exempt income to total income in the first quarter of 2016, as compared with the same three month period in 2015.

Earnings per Share

Basic and diluted earnings per share improved to $0.16 and $0.15 per share, respectively as compared with $0.12 per basic and diluted share in the previous year.  The Company declared a dividend on its SBLF preferred Stock of $16,000 and $32,000 in the first quarter of 2016 and 2015, respectively.  In the first quarter of 2016, the Company redeemed the SBLF preferred stock in its entirety on February 16, 2016.  Further details can be found in "Recent Events".  Further information on earnings per share can be found in Note 3 to these unaudited consolidated financial statements.

"Table of Contents"

Changes in Financial Condition

Assets

Total assets increased $42.1 million, or 6.8%, to $665.3 million at March 31, 2016 as compared to December 31, 2015.  This increase was due primarily to increases in investment securities, loans, and total cash and cash equivalents.

Investment securities increased $26.5 million, or 18.5%, to $169.8 million at March 31, 2016 due principally to the need to collateralize the increase in municipal deposits between these same two time periods. Of the total increase in investment securities, $26.4 million, or 99.5%, was classified within the available-for-sale portfolio, due to the need to acquire short term collateral for the inflow of municipal deposits, which typically occurs in the first and third quarter of the year.  The remaining increase was recorded in the held-to-maturity investment securities portfolio.  When new investment securities are acquired, management reviews certain security characteristics and determines the company's intent and ability to hold the security to maturity.  Based on the security characteristics and management's intentions, the security is classified as either available-for-sale or held-to-maturity.

Total loans receivable increased $3.7 million, or 0.90%, to $434.2 million at March 31, 2016 from December 31, 2015. Increases in this balance were the result of small increases in residential real estate, commercial business and consumer loans during the three months ended March 31, 2016.

Total cash and cash equivalents increased $10.4 million, or 68.3%, to $25.7 million at March 31, 2016 from December 31, 2015.  This increase was due primarily to the transitory effects of investment securities maturities, totaling $6.0 million, immediately prior to the quarter end date.

Liabilities

Total liabilities increased $54.1 million at March 31, 2016 to $606.1 million from $552.0 million at December 31, 2015.  Deposits increased $49.0 million, or 10.0%, to $539.4 million at March 31, 2016 from $490.3 million at December 31, 2015.  The increase was due largely to the $41.1 million increase in municipal deposits and the $10.6 million increase in business deposits between these two dates.  The increase in municipal deposits represents the seasonal first quarter municipal deposit increase with the drawdown of these deposits expected beginning in the second quarter of 2016 to satisfy the operational funding needs of the municipalities.  The increase in business deposits resulted from organic growth and new customer relationships due, in part, to continued expansion into the Syracuse market.

Shareholders' Equity

The Company's shareholders' equity, exclusive of the noncontrolling interest, decreased $12.0 million to $58.8 million at March 31, 2016 from $70.8 million at December 31, 2015.  This decrease was principally due to the $13.0 million redemption of the SBLF preferred stock on February 16, 2016.  Further details can be found in "Recent Events".  Absent the effects of the SBLF preferred stock redemption, shareholders' equity would have increased approximately $1.0 million in the three months ended March 31, 2016.  This increase, absent the effects of the SBLF preferred stock redemption, was primarily due to a $432,000 increase in retained earnings and a $434,000 reduction in accumulated comprehensive loss.  The increase in retained earnings resulted from $655,000 in net income partially offset by $207,000 in dividends declared on our common stock and $16,000 in dividends declared on our SBLF preferred stock, which was redeemed in full on February 16, 2016.  The reduction in accumulated comprehensive loss was primarily the result of the improvement in the fair market value of our available for sale investment securities.

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

"Table of Contents"
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

At March 31, 2016, Pathfinder Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a "well-capitalized" institution.

Pathfinder Bank's capital amounts and ratios as of the indicated dates are presented in the following table.

					Minimum
					To Be "Well-
			Minimum		Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2016
Total Core Capital (to Risk-Weighted Assets)	$68,203	16.15%	$33,795	8.00%	$42,244	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$62,852	14.88%	$25,346	6.00%	$33,795	8.00%
Tier 1 Common Equity (to Risk-Weighted Assets)	$62,852	14.88%	$19,010	4.50%	$27,458	6.50%
Tier 1 Capital (to Assets)	$62,852	9.76%	$25,747	4.00%	$32,184	5.00%
As of December 31, 2015:
Total Core Capital (to Risk-Weighted Assets)	$67,286	16.22%	$33,187	8.00%	$41,484	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$62,038	14.95%	$24,891	6.00%	$33,187	8.00%
Tier 1 Common Equity (to Risk-Weighted Assets)	$62,038	14.95%	$18,668	4.50%	$26,965	6.50%
Tier 1 Capital (to Assets)	$62,038	10.00%	$24,816	4.00%	$31,020	5.00%

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of nonperforming assets at the indicated dates:

	March 31,	December 31,	March 31,
(Dollars In thousands)	2016	2015	2015
Nonaccrual loans:
Commercial and commercial real estate loans	$3,040	$3,238	$4,280
Consumer	294	365	279
Residential mortgage loans	1,666	1,715	1,508
Total nonaccrual loans	5,000	5,318	6,067
Total nonperforming loans	5,000	5,318	6,067
Foreclosed real estate	659	517	465
Total nonperforming assets	$5,659	$5,835	$6,532

Troubled debt restructurings not included above	$1,898	$1,916	$2,244

Nonperforming loans to total loans	1.15%	1.24%	1.55%
Nonperforming assets to total assets	0.85%	0.94%	1.08%

"Table of Contents"
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

As indicated in the table above, nonperforming assets at March 31, 2016 were $5.7 million and relatively unchanged from the $5.8 million balance reported at December 31, 2015.  Modest improvement between these same time periods was seen within all categories of the loan portfolio.

As indicated in the nonperforming asset table above, foreclosed real estate ("FRE") balances increased $142,000 at March 31, 2016 from December 31, 2015 due to the addition of two residential mortgage properties.  There were four and two foreclosed residential real estate properties at March 31, 2016 and December 31, 2015, respectively.  In addition, there were four foreclosed commercial real estate properties at March 31, 2016 and December 31, 2015. More information regarding foreclosed real estate can be found in Note 8 to these unaudited consolidated financial statements.

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

The allowance for loan losses represents management's estimate of the probable losses inherent in the loan portfolio as of the date of the statement of condition.  The allowance for loan losses was $5.9 million and $5.7 million at March 31, 2016 and December 31, 2015, respectively.  The Company reported an increase in the ratio of the allowance for loan losses to gross loans to 1.35% at March 31, 2016 as compared to 1.33% at December 31, 2015.  Management performs a quarterly evaluation of the allowance for loan losses based on quantitative and qualitative factors and has determined that the current level of the allowance for loan losses is adequate to absorb the losses in the loan portfolio as of March 31, 2016.

The Company considers a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan.   The measurement of impaired loans is generally based upon the fair value of the collateral, with a portion of the impaired loans measured based upon the present value of future cash flows discounted at the historical effective interest rate.  A specific reserve is established for an impaired loan if its carrying value exceeds its estimated fair value.  The estimated fair values of the majority of the Company's impaired loans are measured based on the estimated fair value of the loan's collateral.  For loans secured by real estate, estimated fair values are determined primarily through third-party appraisals or broker price opinions.  When a loan is determined to be impaired, Pathfinder Bank will reevaluate the collateral that secures the loan. For real estate, the Company will obtain a new appraisal or broker's opinion, whichever is considered to provide the most accurate value in the event of sale. An evaluation of equipment held as collateral will be obtained from a firm able to provide such an evaluation. Collateral will be inspected not less than annually for all impaired loans and will be reevaluated not less than every two years. Appraised values are discounted due to the market's perception of a reduced price Bank-owned property and the Bank's desire to sell the property quicker to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value.  The discounts also include estimated costs to sell the property.

"Table of Contents"
At March 31, 2016 and December 31, 2015, the Company had $6.6 million and $6.5 million in loans, respectively, which were deemed to be impaired, having established specific reserves of $968,000 and $960,000, respectively, on these loans.  The increase in impaired loans between these two dates was due largely to an increase in commercial real estate loans in the amount of $293,000, partially offset by decreases in all other loan categories of $257,000 combined.

Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in it being included in future impaired loan reporting.  Management has identified potential problem loans totaling $8.6 million as of March 31, 2016 as compared to $10.0 million at December 31, 2015.  These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired.  Total potential problem loans declined between these two dates, as the Company reported decreases of $1.2 million in loans rated special mention and $953,000 in loans rated substandard, partially offset by an increase of $759,000 in loans rated doubtful.  The increase in loans classified as doubtful was due to 12 residential mortgage loans which were newly categorized as such during the quarter ended March 31, 2016.  These loans were rated as either special mention or substandard as of December 31, 2015.  Based on current information available at March 31, 2016, these loans were re-evaluated for their range of potential losses and reclassified accordingly.

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

Through the first quarter of 2016, as indicated in the Consolidated Statement of Cash Flows, the Company reported net cash flows from financing activities of $40.5 million generated by increased balances of demand, savings and money market deposit accounts in the amount of $53.3 million. Included in this increase was a $10.6 million increase in municipal deposits and a $41.1 million increase in business deposits, both resulting from organic growth and new customer acquisition. Partially offsetting these increases in cash flows from financing activities was the $13.0 million redemption of the Company's entire SBLF preferred stock on February 16, 2016 and a $4.3 million decrease in time deposits and brokered deposits.  These net inflows were invested in purchases of investment securities of $26.3 million, net of proceeds from maturities, sales and redemptions, and $4.0 million in net loan growth.

Net cash flows from operating activities provided an additional $489,000 through the first three months of 2016 resulting in an increase in cash and equivalents of $10.4 million through this time period.  As a recurring source of liquidity, the Company's investment securities provided $12.8 million in proceeds from maturities and principal reductions through the first quarter of 2016.

"Table of Contents"
The Company has a number of existing credit facilities available to it.  At March 31, 2016, total credit available to the Company under the existing lines of credit was approximately $161.9 million at FHLBNY, the Federal Reserve Bank, and three other correspondent banks.  At March 31, 2016, the Company had $46.0 million outstanding on its existing lines of credit with $115.9 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of March 31, 2016, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

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

"Table of Contents"
PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

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

Exhibit No.                                                                           Description

31.1                          Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2                          Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32.1                 Section 1350 Certification of the Chief Executive Officer and Chief Financial
                        Officer
101	The following materials from Pathfinder Bancorp, Inc. Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows, and (iv) related notes

"Table of Contents"

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATHFINDER BANCORP, INC.
(registrant)

May 13, 2016                                    /s/ Thomas W. Schneider
Thomas W. Schneider
President and Chief Executive Officer

May 13, 2016                                    /s/ James A. Dowd
James A. Dowd
Executive Vice President and Chief Financial Officer

"Table of Contents"