Form 10-Q
period 2016-06-30
Pathfinder Bancorp, Inc.
filed 2016-08-12
CIK 1609065

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2016

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

Large accelerated filer*                          Accelerated filer*                                    Non-accelerated filer *                                                 Smaller reporting company  ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES *    NO ☒

As of August 11, 2016, there were 4,358,144 shares issued and outstanding of the registrant's common stock.

PATHFINDER BANCORP, INC.
INDEX

PART I - FINANCIAL INFORMATION		PAGE NO.

Item 1.	Consolidated Financial Statements (Unaudited)
	Consolidated Statements of Condition	3
	Consolidated Statements of Income	4
	Consolidated Statements of Comprehensive Income	5
	Consolidated Statements of Changes in Shareholders' Equity	6
	Consolidated Statements of Cash Flows	7
	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition	35
	and Results of Operations (Unaudited)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50

Item 4.	Controls and Procedures	50

PART II - OTHER INFORMATION		51

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other information
Item 6.	Exhibits

SIGNATURES		52

PART I - FINANCIAL INFORMATION
Item 1 – Consolidated Financial Statements
Pathfinder Bancorp, Inc.
Consolidated Statements of Condition
(Unaudited)

	June 30,	December 31,
(In thousands, except share and per share data)	2016	2015
ASSETS:
Cash and due from banks	$12,296	$9,624
Interest earning deposits	12,800	5,621
Total cash and cash equivalents	25,096	15,245
Available-for-sale securities, at fair value	116,395	98,942
Held-to-maturity securities, at amortized cost (fair value of $43,887 and $45,515, respectively)	42,126	44,297
Federal Home Loan Bank stock, at cost	4,036	2,424
Loans	450,581	430,438
Less: Allowance for loan losses	5,930	5,706
Loans receivable, net	444,651	424,732
Premises and equipment, net	14,880	14,834
Accrued interest receivable	2,069	2,053
Foreclosed real estate	506	517
Intangible assets, net	206	214
Goodwill	4,536	4,536
Bank owned life insurance	11,297	10,615
Other assets	5,173	4,845
Total assets	$670,971	$623,254

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$458,104	$428,636
Noninterest-bearing	67,964	61,679
Total deposits	526,068	490,315
Short-term borrowings	49,950	24,800
Long-term borrowings	13,500	16,500
Subordinated loans	15,008	14,991
Accrued interest payable	39	199
Other liabilities	6,283	5,220
Total liabilities	610,848	552,025
Shareholders' equity:
Preferred stock - SBLF, par value $0.01 per share; $1,000 liquidation preference;
13,000 shares authorized; 0 shares and 13,000 shares issued and outstanding, respectively	-	13,000
Common stock, par value $0.01; 25,000,000 authorized shares;
4,358,144 and 4,353,850 shares issued and 4,358,144 and 4,353,850 shares outstanding, respectively	44	44
Additional paid in capital	28,870	28,717
Retained earnings	34,244	33,183
Accumulated other comprehensive loss	(1,985)	(2,565)
Unearned ESOP	(1,484)	(1,574)
Total Pathfinder Bancorp, Inc. shareholders' equity	59,689	70,805
Noncontrolling interest	434	424
Total equity	60,123	71,229
Total liabilities and shareholders' equity	$670,971	$623,254

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
(In thousands, except per share data)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest and dividend income:
Loans, including fees	$5,047	$4,551	$9,971	$8,950
Debt securities:
Taxable	581	516	1,137	975
Tax-exempt	200	190	391	387
Dividends	26	40	53	69
Federal funds sold and interest earning deposits	12	5	26	7
Total interest and dividend income	5,866	5,302	11,578	10,388
Interest expense:
Interest on deposits	572	483	1,147	928
Interest on short-term borrowings	29	35	51	72
Interest on long-term borrowings	71	65	143	126
Interest on subordinated loans	201	40	404	80
Total interest expense	873	623	1,745	1,206
Net interest income	4,993	4,679	9,833	9,182
Provision for loan losses	150	401	360	784
Net interest income after provision for loan losses	4,843	4,278	9,473	8,398
Noninterest income:
Service charges on deposit accounts	285	288	572	554
Earnings and gain on bank owned life insurance	66	65	146	149
Loan servicing fees	31	41	65	93
Net gains on sales and redemptions of investment securities	132	49	212	101
Net losses on sales of loans and foreclosed real estate	(10)	(4)	(10)	(4)
Debit card interchange fees	141	136	276	259
Other charges, commissions & fees	381	377	766	665
Total noninterest income	1,026	952	2,027	1,817
Noninterest expense:
Salaries and employee benefits	2,653	2,356	5,338	4,738
Building occupancy	425	441	888	944
Data processing	419	354	841	742
Professional and other services	221	229	418	449
Advertising	189	114	329	236
FDIC assessments	108	102	216	197
Audits and exams	82	59	158	120
Other expenses	681	577	1,293	1,030
Total noninterest expenses	4,778	4,232	9,481	8,456
Income before income taxes	1,091	998	2,019	1,759
Provision for income taxes	225	290	498	514
Net income attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	866	708	1,521	1,245
Net income attributable to noncontrolling interest	34	14	28	22
Net income attributable to Pathfinder Bancorp, Inc.	832	694	1,493	1,223
Preferred stock dividends	-	33	16	65
Net income available to common shareholders	$832	$661	$1,477	$1,158

Earnings per common share - basic	$0.20	$0.16	$0.36	$0.28
Earnings per common share - diluted	$0.20	$0.16	$0.35	$0.28
Dividends per common share	$0.05	$0.03	$0.10	$0.06

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
(In thousands)
Net Income	$866	$708	$1,521	$1,245

Other Comprehensive Income

Retirement Plans:
Retirement plan net losses recognized in plan expenses	54	45	109	90
Plan (losses) not recognized in plan expenses	-	-	-	-
Net unrealized gain on retirement plans	54	45	109	90

Unrealized holding gains on financial derivative:
Change in unrealized holding gains (losses) on financial derivative	3	(5)	2	(6)
Reclassification adjustment for interest expense included in net income	11	15	25	31
Net unrealized gain on financial derivative	14	10	27	25

Unrealized holding gains (losses) on available for sale securities
Unrealized holding gains (losses) arising during the period	6	(878)	548	(413)
Reclassification adjustment for net gains (losses) included in net income	132	(49)	212	(101)
Net unrealized gain (losses) on available for sale securities	138	(927)	760	(514)

Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	35	32	70	65

Other comprehensive income (losses), before tax	241	(840)	966	(334)
Tax effect	(95)	336	(386)	134
Other comprehensive income (losses), net of tax	146	(504)	580	(200)
Comprehensive income	$1,012	$204	$2,101	$1,045
Comprehensive income attributable to noncontrolling interest	$34	$14	$28	$22
Comprehensive income attributable to Pathfinder Bancorp, Inc.	$978	$190	$2,073	$1,023

Tax Effect Allocated to Each Component of Other Comprehensive Income
Retirement plan net losses recognized in plan expenses	$(21)	$(18)	$(44)	$(36)
Change in unrealized holding (losses) gains on financial derivative	(2)	2	(1)	2
Reclassification adjustment for interest expense included in net income	(4)	(6)	(10)	(12)
Unrealized holding (losses) gains arising during the period	(2)	351	(219)	165
Reclassification adjustment for net (losses) gains included in net income	(52)	20	(84)	41
Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	(14)	(13)	(28)	(26)
Income tax effect related to other comprehensive income	$(95)	$336	$(386)	$134

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

Pathfinder Bancorp, Inc.
Consolidated Statements of Changes in Shareholder's Equity
Six months ended June 30, 2016 and June 30, 2015
(Unaudited)

					Accumulated		Non-
	Preferred	Common	Additional	Retained	Other	Unearned	controlling
(In thousands, except share and per share data)	Stock	Stock	Paid in Capital	Earnings	Comprehenvie Loss	ESOP	Interest	Total

Balance, January 1, 2016	$13,000	$44	$28,717	$33,183	$(2,565)	$(1,574)	$424	$71,229

Net income	-	-	-	1,493	-	-	28	1,521

Other comprehensive income, net of tax	-	-	-	-	580	-	-	580

Preferred stock redemption (13,000 shares)	(13,000)	-	-	-	-	-	-	(13,000)

Preferred stock dividends - SBLF	-	-	-	(16)	-	-	-	(16)

ESOP shares earned (12,221 shares)	-	-	54	-	-	90	-	144

Stock based compensation	-	-	76	-	-	-	-	76

Stock options exercised	-	-	23	-	-	-	-	23

Common stock dividends declared ($0.10 per share)	-	-	-	(416)	-	-	-	(416)

Distributions from affiliates	-	-	-	-	-	-	(18)	(18)
Balance, June 30, 2016	$-	$44	$28,870	$34,244	$(1,985)	$(1,484)	$434	$60,123

Balance, January 1, 2015	$13,000	$44	$28,534	$31,085	$(2,119)	$(1,754)	$414	$69,204

Net income	-	-	-	1,223	-	-	22	1,245

Other comprehensive loss, net of tax	-	-	-	-	(200)	-	-	(200)

Preferred stock dividends - SBLF	-	-	-	(65)	-	-	-	(65)

ESOP shares earned (12,222 shares)	-	-	38	-	-	90	-	128

Stock based compensation	-	-	42	-	-	-	-	42

Common stock dividends declared ($0.06 per share)	-	-	-	(247)	-	-	-	(247)

Distributions from affiliates	-	-	-		-	-	(33)	(33)
Balance, June 30, 2015	$13,000	$44	$28,614	$31,996	$(2,319)	$(1,664)	$403	$70,074

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	For the six months ended June 30,
(In thousands)	2016	2015
OPERATING ACTIVITIES
Net income attributable to Pathfinder Bancorp, Inc.	$1,493	$1,223
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	360	784
Realized losses (gains) on sales, redemptions and calls of:
Real estate acquired through foreclosure	10	4
Available-for-sale investment securities	(211)	(101)
Held-to-maturity investment securities	(1)	-
Depreciation	458	465
Amortization of mortgage servicing rights	6	7
Amortization of deferred loan costs	99	82
Amortization of deferred financing from subordinated debt	17	-
Earnings and gain on bank owned life insurance	(146)	(149)
Net amortization of premiums and discounts on investment securities	585	436
Amortization of intangible assets	8	9
Stock based compensation and ESOP expense	220	170
Net change in accrued interest receivable	(16)	(117)
Net change in other assets and liabilities	373	683
Net cash flows from operating activities	3,255	3,496
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(81,252)	(47,485)
Purchase of investment securities held-to-maturity	(500)	(5,034)
Net (purchases of) proceeds from Federal Home Loan Bank stock	(1,612)	98
Proceeds from maturities and principal reductions of
investment securities available-for-sale	36,271	15,933
Proceeds from maturities and principal reductions of
investment securities held-to-maturity	2,686	2,015
Proceeds from sales, redemptions and calls of:
Available-for-sale investment securities	25,970	16,481
Held-to-maturity investment securities	2,000	-
Real estate acquired through foreclosure	170	171
Acquisition of insurance agency	-	(225)
Net change in loans	(20,548)	(16,463)
Purchase of premises and equipment	(504)	(503)
Net cash flows from investing activities	(37,319)	(35,012)
FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts,
money management deposit accounts, MMDA accounts and escrow deposits	37,851	45,933
Net change in time deposits and brokered deposits	(2,098)	(3,926)
Net change in short-term borrowings	25,150	(7,100)
Payments on long-term borrowings	(3,000)	(2,000)
Proceeds from long-term borrowings	-	5,000
Repayment of loans on cash surrender value of bank owned life insurance	(536)	-
Redemption of preferred stock - SBLF	(13,000)	-
Proceeds from exercise of stock options	23	-
Cash dividends paid to preferred shareholder - SBLF	(49)	(65)
Cash dividends paid to common shareholders	(436)	(261)
Change in noncontrolling interest, net	10	(11)
Net cash flows from financing activities	43,915	37,570
Change in cash and cash equivalents	9,851	6,054
Cash and cash equivalents at beginning of period	15,245	11,356
Cash and cash equivalents at end of period	$25,096	$17,410
CASH PAID DURING THE PERIOD FOR:
Interest	$1,905	$1,209
Income taxes	513	462
NON-CASH INVESTING ACTIVITY
Real estate acquired in exchange for loans	170	275

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1:  Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc., (the "Company"), Pathfinder Bank (the "Bank") and its other wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Certain amounts in the 2015 consolidated financial statements may have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income or comprehensive income as previously reported.  Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

On February 16, 2016, the Company redeemed all 13,000 shares of the Series B Preferred Stock outstanding with the payment of $13.0 million to the Small Business Lending Facility ("SBLF").  This redemption was substantially financed by the issuance on October 15, 2015 of the $10.0 million Subordinated Loan with an effective annual interest rate of 6.44%.  The issuance of the Subordinated Loan has increased interest expense by approximately $644,000 per year, but prospectively reduced the future amount payable to the SBLF in preferred stock dividends.  Had the preferred stock not been retired, effective April 1, 2016, the annual dividend rate for the preferred stock would have been 9.0%.  Therefore, the retirement of the $13.0 million of the SBLF Preferred Series B stock has resulted in an annual reduction of dividends payable to the preferred shareholder of $1.2 million. The Company paid preferred stock dividends totaling $16,000 in 2016 and $130,000 in 2015.  These transactions had no effect on the regulatory capital position of the Bank.

On June 1, 2016, the Company announced that it had completed the process of its previously announced restructuring plan to combine the operations of its subsidiaries, Pathfinder Bank and Pathfinder Commercial Bank, into a single New York State chartered commercial bank.  This transaction was completed on May 31, 2016.  Simultaneously with the combination, Pathfinder Commercial Bank's charter was amended such that Pathfinder Commercial Bank became a full-service commercial bank, rather than a limited purpose commercial bank, which it was previously, and its name was changed to "Pathfinder Bank".  The transaction is expected to have little impact on the investments or operations of the Bank, although the Bank expects some annual operating cost savings as a result of the combination.

Note 2:   New Accounting Pronouncements

On June 16, 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This ASU codified the final current expected credit loss ("CECL") modeling requirement for financial assets within its scope.  The CECL modeling requirement represents a transition in the way institutions will account for losses on many financial assets, including loans.  In comparison to current authoritative guidance, the largest proposed change is the shift to accounting for expected losses over the entire life of the financial asset.
The new CECL model will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees, and net investments in leases, as well as reinsurance and trade receivables. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses ("ECL") methodology should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments.  Generally, the initial estimate of the ECL and subsequent changes in the estimate will be reported in current earnings. The ECL will be recorded through an allowance for loan and lease losses ("ALLL") in the statement of financial position.
Current GAAP requires an "incurred loss" methodology for recognizing credit losses that delays recognition until it is probable that a loss has been incurred.  The current model therefore generally restricts an organization's ability to record credit losses that are expected, but do not yet meet the "probable" threshold.
The ASU also significantly amends the current available-for-sale ("AFS") security other-than-temporary impairment ("OTTI") model for debt securities. The new model will require an estimate of ECL only when the fair value is below the amortized cost of the asset. The length of time that the fair value of an AFS debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists.  In addition, credit losses on AFS debt securities will now be limited to the difference between the security's amortized cost basis and its fair value. The AFS debt security model will also require the use of an allowance to record estimated credit losses (and subsequent recoveries).
The new guidance addresses purchased financial assets with credit deterioration ("PCD"). The new model applies to purchased financial assets (measured at amortized cost or held as AFS) that have experienced more than insignificant credit deterioration since origination. This represents a change from the scope of what are considered purchased credit-impaired assets under the current model. Different than the accounting for originated or purchased assets that do not qualify as PCD, the initial estimate of expected credit losses for a PCD would be recognized through an ALLL with an offset to the cost basis of the related financial asset at acquisition (i.e., there is no impact to net income at initial recognition). Subsequently, the accounting will follow the applicable CECL or AFS debt security impairment model with all adjustments of the ALLL recognized through earnings.
ASU 2016-13 also expands the disclosure requirements regarding an entity's assumptions, models, and methods for estimating the ALLL. In addition, public business entities ("PBEs") will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. This disclosure will not be required for other reporting entities.
For PBEs that are U.S. Securities and Exchange Commission (SEC) filers, such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  The provisions of this new accounting standard are complex and will require substantial analysis prior to the ASU's implementation.  The Company's management is currently in the process of evaluating the impact that this standard will have on its consolidated financial statements.

Note 3:   Earnings per Common Share

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Net income available to common shareholders is net income to Pathfinder Bancorp, Inc. less the total of preferred dividends declared. Diluted earnings per share include the potential dilutive effect that could occur upon the assumed exercise of issued stock options using the Treasury Stock method.  Anti-dilutive stock options, not included in the computation below, were 280,396 for the three months ended June 30, 2016 and 148,434 for the six months ended June 30, 2016 and were -0- for the three months ended June 30, 2015 and 8,236 for the six months ended June 30, 2015.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released to plan participants.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except per share data)	2016	2015	2016	2015
Basic Earnings Per Common Share
Net income available to common shareholders	$832	$661	$1,477	$1,158
Weighted average common shares outstanding	4,149	4,120	4,145	4,117
Basic earnings per common share	$0.20	$0.16	$0.36	$0.28

Diluted Earnings Per Common Share
Net income available to common shareholders	$832	$661	$1,477	$1,158
Weighted average common shares outstanding	4,149	4,120	4,145	4,117
Effect of assumed exercise of stock options	84	67	81	62
Diluted weighted average common shares outstanding	4,233	4,187	4,226	4,179
Diluted earnings per common share	$0.20	$0.16	$0.35	$0.28

Note 4:   Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	June 30, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$28,041	$9	$(16)	$28,034
State and political subdivisions	11,804	155	(17)	11,942
Corporate	12,501	113	(26)	12,588
Asset backed securities	2,564	-	-	2,564
Residential mortgage-backed - US agency	23,526	213	-	23,739
Collateralized mortgage obligations - US agency	29,711	216	(84)	29,843
Collateralized mortgage obligations - Private Label	5,808	-	(32)	5,776
Total	113,955	706	(175)	114,486
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	643	-	(8)	635
Large cap equity fund	456	155	-	611
Common stock - Financial services industry	663	-	-	663
Total	1,762	155	(8)	1,909
Total available-for-sale	$115,717	$861	$(183)	$116,395
Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$5,874	$178	$-	$6,052
State and political subdivisions	21,578	1,095	-	22,673
Corporate	4,607	46	(13)	4,640
Residential mortgage-backed - US agency	7,146	248	-	7,394
Collateralized mortgage obligations - US agency	2,921	207	-	3,128
Total held-to-maturity	$42,126	$1,774	$(13)	$43,887

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$21,380	$13	$(85)	$21,308
State and political subdivisions	8,198	107	(5)	8,300
Corporate	18,173	51	(96)	18,128
Residential mortgage-backed - US agency	32,740	113	(280)	32,573
Collateralized mortgage obligations - US agency	16,880	95	(142)	16,833
Collateralized mortgage obligations - Private Label	-	-	-	-
Total	97,371	379	(608)	97,142
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	643	-	(5)	638
Large cap equity fund	456	127	-	583
Common stock - Financial services industry	554	25	-	579
Total	1,653	152	(5)	1,800
Total available-for-sale	$99,024	$531	$(613)	$98,942
Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$7,860	$81	$(29)	$7,912
State and political subdivisions	21,585	881	-	22,466
Corporate	4,175	53	(3)	4,225
Residential mortgage-backed - US agency	7,763	137	(5)	7,895
Collateralized mortgage obligations - US agency	2,914	103	-	3,017
Total held-to-maturity	$44,297	$1,255	$(37)	$45,515

The amortized cost and estimated fair value of debt investments at June 30, 2016 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$17,920	$17,926	$205	$206
Due after one year through five years	28,110	28,240	10,075	10,386
Due after five years through ten years	6,445	6,519	17,633	18,427
Due after ten years	2,435	2,443	4,146	4,346
Sub-total	54,910	55,128	32,059	33,365
Residential mortgage-backed - US agency	23,526	23,739	7,146	7,394
Collateralized mortgage obligations - US agency	29,711	29,843	2,921	3,128
Collateralized mortgage obligations - Private label	5,808	5,776	-	-
Totals	$113,955	$114,486	$42,126	$43,887

The Company's investment securities' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	June 30, 2016
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale
US Treasury, agencies and GSE's	4	$(16)	$11,991	-	$-	$-	4	$(16)	$11,991
State and political subdivisions	9	(17)	2,572	-	-	-	9	(17)	2,572
Corporate	-	-	-	2	(26)	2,157	2	(26)	2,157
Equity and other investments	1	(8)	635	-	-	-	1	(8)	635
Residential mortgage-backed - US agency	1	-	659	-	-	-	1	-	659
Collateralized mortgage obligations - US agency	5	(32)	5,930	6	(52)	3,872	11	(84)	9,802
Collateralized mortgage obligations - Private label	2	(32)	2,127	-	-	-	2	(32)	2,127
Totals	22	$(105)	$23,914	8	$(78)	$6,029	30	$(183)	$29,943
Held-to-Maturity
US Treasury, agencies and GSE's	-	$-	$-	-	$-	$-	-	$-	$-
Corporate	1	(13)	840	-	-	-	1	(13)	840
Residential mortgage-backed - US agency	-	-	-	-	-	-	-	-	-
Totals	1	$(13)	$840	-	$-	$-	1	$(13)	$840

	December 31, 2015
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale
US Treasury, agencies and GSE's	9	$(70)	$13,382	1	$(15)	$984	10	$(85)	$14,366
State and political subdivisions	13	(4)	1,894	3	(1)	339	16	(5)	2,233
Corporate	10	(57)	8,123	2	(39)	2,820	12	(96)	10,943
Equity and other investments	1	(5)	638	-	-	-	1	(5)	638
Residential mortgage-backed - US agency	14	(148)	20,204	5	(132)	4,812	19	(280)	25,016
Collateralized mortgage obligations - US agency	6	(80)	8,618	3	(62)	1,789	9	(142)	10,407
Collateralized mortgage obligations - Private label	-	-	-	-	-	-	-	-	-
Totals	53	$(364)	$52,859	14	$(249)	$10,744	67	$(613)	$63,603
Held-to-Maturity
US Treasury, agencies and GSE's	2	$(29)	$2,970	-	$-	$-	2	$(29)	$2,970
Corporate	1	(3)	225	-	-	-	1	(3)	225
Residential mortgage-backed - US agency	1	(5)	795	-	-	-	1	(5)	795
Totals	4	$(37)	$3,990	-	$-	$-	4	$(37)	$3,990

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

Management does not believe any individual unrealized loss in the securities portfolio as of June 30, 2016 represents OTTI.  With the exception of certain individually small municipal bond issuances, all securities are rated above the lowest tier of investment grade by one or more nationally recognized statistical rating organizations (NRSRO) with the exception of three corporate securities that are rated at the lowest level of investment grade and three structured credit issuances, acquired in 2016, that are unrated.

Nine municipal securities have been in a loss position for four months or less at June 30, 2016.  Each of these has a relatively insignificant unrealized loss position.  For the group, losses range from 0.01% to 1.31% of their current book values.  No municipal securities are deemed to have any credit impairment at the reporting date.  Two corporate securities have been in a loss position for greater than 12 months with the largest loss position being 1.57% of current book value.  The two securities are rated A1 and A3 by Moody's, and A and A- by Standard & Poors, respectively.

The unrealized losses reported pertaining to securities issued by the U.S. Government and its sponsored entities, include agency and mortgage-backed securities issued by FNMA, FHLMC, FHLB and FFCB which are currently rated Aaa by Moody's Investor Services, AA+ by Standard and Poors and are implicitly guaranteed by the U.S. Government.  The unrealized losses reflected are primarily attributable to changes in interest rates since the securities were acquired.  The company does not intend to sell these securities, nor is it more likely than not, that the company will be required to sell these securities prior to recovery of the amortized cost.  As such, management does not believe any individual unrealized loss as of June 30, 2016 represents OTTI.

Two private-label mortgage-backed securities, acquired in 2016, have been in a loss position for three months or less at June 30, 2016. The largest loss position among the two securities is 1.53% of current book value. Neither security is rated by an NRSRO but management monitors their performance regularly and the securities are not deemed to have any credit-related impairment at June 30, 2016.

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the length of time the equity security's fair value has been below the carrying amount. Management has determined that we have the intent and ability to retain the equity securities for a sufficient period of time to allow for recovery.

Gross realized gains (losses) on sales of securities for the indicated periods are detailed below:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2016	2015	2016	2015
Realized gains	$134	$53	$229	$110
Realized losses	(2)	(4)	(17)	(9)
	$132	$49	$212	$101

As of June 30, 2016 and December 31, 2015, securities with a fair value of $74.5 million and $89.7 million, respectively, were pledged to collateralize certain municipal deposit relationships.  As of the same dates, securities with a fair value of $15.5 million and $17.8 million were pledged against certain borrowing arrangements.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little exposure exists to sub-prime or other high-risk residential mortgages.  With limited exceptions in the Company's investment portfolio involving the senior-most tranches of securitized bonds, the Company is not in the practice of investing in, or originating, these types of investments or loans.

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

The composition of net periodic pension plan and postretirement plan costs for the indicated periods is as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	For the three months ended June 30,				For the six months ended June 30,
(In thousands)	2016	2015	2016	2015	2016	2015	2016	2015

Service cost	$-	$-	$-	$-	$-	$-	$-	$-
Interest cost	116	117	2	5	232	234	4	9
Expected return on plan assets	(238)	(243)	-	-	(476)	(487)	-	-
Amortization of net losses	56	45	(2)	-	113	90	(4)	-
Net periodic benefit plan (benefit) cost	$(66)	$(81)	$-	$5	$(131)	$(163)	$-	$9

The Company will evaluate the need for further contributions to the defined benefit pension plan during 2016.  The prepaid pension asset is recorded in other assets on the statement of condition as of June 30, 2016 and December 31, 2015.

Note 6:   Loans

Major classifications of loans at the indicated dates are as follows:

	June 30,	December 31,
(In thousands)	2016	2015
Residential mortgage loans:
1-4 family first-lien residential mortgages	$188,455	$181,792
Construction	5,414	7,924
Total residential mortgage loans	193,869	189,716

Commercial loans:
Real estate	132,433	129,506
Lines of credit	20,777	19,035
Other commercial and industrial	66,632	54,899
Tax exempt loans	8,265	9,081
Total commercial loans	228,107	212,521

Consumer loans:
Home equity and junior liens	23,452	23,463
Other consumer	5,396	4,886
Total consumer loans	28,848	28,349

Total loans	450,824	430,586
Net deferred loan fees	(243)	(148)
Less allowance for loan losses	(5,930)	(5,706)
Loans receivable, net	$444,651	$424,732

The Company originates residential mortgage, commercial, and consumer loans largely to customers throughout Oswego and Onondaga counties. Although the Company has a diversified loan portfolio, a substantial portion of its borrowers' abilities to honor their loan contracts is dependent upon the counties' employment and economic conditions.

As of June 30, 2016 and December 31, 2015, residential mortgage loans with a carrying value of $130.9 million and $125.8 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York ("FHLBNY") under a blanket collateral agreement to secure the Company's line of credit and term borrowings.

Loan Origination / Risk Management

The Company's lending policies and procedures are presented in Note 5 to the audited consolidated financial statements included in the 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2016 and have not changed.

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
Other consumer

The following tables present the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	As of June 30, 2016
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$184,629	$512	$1,850	$1,464	$188,455
Construction	5,414	-	-	-	5,414
Total residential mortgage loans	190,043	512	1,850	1,464	193,869
Commercial loans:
Real estate	124,598	4,130	3,705	-	132,433
Lines of credit	19,704	1,058	15	-	20,777
Other commercial and industrial	65,634	722	270	6	66,632
Tax exempt loans	8,265	-	-	-	8,265
Total commercial loans	218,201	5,910	3,990	6	228,107
Consumer loans:
Home equity and junior liens	22,915	182	177	178	23,452
Other consumer	5,282	54	60	-	5,396
Total consumer loans	28,197	236	237	178	28,848
Total loans	$436,441	$6,658	$6,077	$1,648	$450,824

	As of December 31, 2015
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$177,244	$1,375	$2,425	$748	$181,792
Construction	7,924	-	-	-	7,924
Total residential mortgage loans	185,168	1,375	2,425	748	189,716
Commercial loans:
Real estate	121,283	4,345	3,878	-	129,506
Lines of credit	17,358	1,469	208	-	19,035
Other commercial and industrial	53,540	848	504	7	54,899
Tax exempt loans	9,081	-	-	-	9,081
Total commercial loans	201,262	6,662	4,590	7	212,521
Consumer loans:
Home equity and junior liens	22,780	182	287	214	23,463
Other consumer	4,840	31	15	-	4,886
Total consumer loans	27,620	213	302	214	28,349
Total loans	$414,050	$8,250	$7,317	$969	$430,586

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

An age analysis of past due loans, not including net deferred loan costs, segregated by portfolio segment and class of loans, as of June 30, 2016 and December 31, 2015, are detailed in the following tables:

	As of June 30, 2016
	30-59 Days	60-89 Days	90 Days
	Past Due	Past Due	and Over	Total		Total Loans
(In thousands)	And Accruing	And Accruing		Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,562	$546	$1,721	$3,829	$184,626	$188,455
Construction	-	-	-	-	5,414	5,414
Total residential mortgage loans	1,562	546	1,721	3,829	190,040	193,869
Commercial loans:
Real estate	76	507	2,736	3,319	129,114	132,433
Lines of credit	-	-	100	100	20,677	20,777
Other commercial and industrial	423	701	188	1,312	65,320	66,632
Tax exempt loans	-	-	-	-	8,265	8,265
Total commercial loans	499	1,208	3,024	4,731	223,376	228,107
Consumer loans:
Home equity and junior liens	118	33	395	546	22,906	23,452
Other consumer	7	53	9	69	5,327	5,396
Total consumer loans	125	86	404	615	28,233	28,848
Total loans	$2,186	$1,840	$5,149	$9,175	$441,649	$450,824

	As of December 31, 2015
	30-59 Days	60-89 Days	90 Days
	Past Due	Past Due	and Over	Total		Total Loans
(In thousands)	And Accruing	And Accruing		Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,115	$808	$1,715	$3,638	$178,154	$181,792
Construction	-	-	-	-	7,924	7,924
Total residential mortgage loans	1,115	808	1,715	3,638	186,078	189,716
Commercial loans:
Real estate	940	135	2,694	3,769	125,737	129,506
Lines of credit	20	-	174	194	18,841	19,035
Other commercial and industrial	159	216	370	745	54,154	54,899
Tax exempt loans	-	-	-	-	9,081	9,081
Total commercial loans	1,119	351	3,238	4,708	207,813	212,521
Consumer loans:
Home equity and junior liens	132	-	360	492	22,971	23,463
Other consumer	14	15	5	34	4,852	4,886
Total consumer loans	146	15	365	526	27,823	28,349
Total loans	$2,380	$1,174	$5,318	$8,872	$421,714	$430,586

Nonaccrual loans, segregated by class of loan, were as follows:

	June 30,	December 31,
(In thousands)	2016	2015
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,721	$1,715
	1,721	1,715
Commercial loans:
Real estate	2,736	2,694
Lines of credit	100	174
Other commercial and industrial	188	370
	3,024	3,238
Consumer loans:
Home equity and junior liens	395	360
Other consumer	9	5
	404	365
Total nonaccrual loans	$5,149	$5,318

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

The Company has determined that there were no new TDRs for the three or six month period ended June 30, 2016.

The Company has determined that there were no new TDRs in the three month period ended June 30, 2015 and one new TDR in the six month period ended June 30, 2015.  The following details the nature of this TDR, which occurred in the first six months of 2015.

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

The Company had no loans that have been modified as TDRs during the twelve months prior to June 30, 2016, which have subsequently defaulted during the six months ended June 30, 2016.

The Company had no loans that had been modified as TDRs during the twelve months prior to June 30, 2015, which had subsequently defaulted during the six months ended June 30, 2015.

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

Impaired Loans

The following tables summarize impaired loan information by portfolio class at the indicated dates:

	June 30, 2016			December 31, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$469	$469	$-	$473	$473	$-
Commercial real estate	2,332	2,513	-	2,580	2,709	-
Commercial lines of credit	410	410	-	574	597	-
Other commercial and industrial	377	377	-	536	569	-
Home equity and junior liens	278	278	-	187	187	-
Other consumer	2	3	-	5	6	-
With an allowance recorded:
1-4 family first-lien residential mortgages	131	144	39	-	-	-
Commercial real estate	1,912	2,035	792	1,850	1,963	760
Commercial lines of credit	5	5	5	5	5	5
Other commercial and industrial	183	198	152	224	230	193
Home equity and junior liens	7	8	6	101	101	2
Other consumer	-	-	-	-	-	-
Total:
1-4 family first-lien residential mortgages	600	613	39	473	473	-
Commercial real estate	4,244	4,548	792	4,430	4,672	760
Commercial lines of credit	415	415	5	579	602	5
Other commercial and industrial	560	575	152	760	799	193
Home equity and junior liens	285	286	6	288	288	2
Other consumer	2	3	-	5	6	-
Totals	$6,106	$6,440	$994	$6,535	$6,840	$960

The following table presents the average recorded investment in impaired loans for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
1-4 family first-lien residential mortgages	$602	$633	$559	$801
Commercial real estate	4,298	4,875	4,342	4,920
Commercial lines of credit	501	543	526	455
Other commercial and industrial	647	861	685	775
Home equity and junior liens	288	295	288	317
Other consumer	3	8	4	9
Total	$6,339	$7,215	$6,404	$7,277

The following table presents the cash basis interest income recognized on impaired loans for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
1-4 family first-lien residential mortgages	$5	$5	$12	$9
Commercial real estate	27	34	52	50
Commercial lines of credit	-	7	-	7
Other commercial and industrial	12	13	21	18
Home equity and junior liens	2	-	4	10
Other consumer	-	-	-	-
Total	$46	$59	$89	$94

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

	For the three months ended June 30, 2016
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$642	$-	$2,884	$395	$1,213
Charge-offs	(30)	-	-	(22)	-
Recoveries	1	-	-	1	3
Provisions	14	-	187	31	25
Ending balance	$627	$-	$3,071	$405	$1,241
Ending balance: related to loans
individually evaluated for impairment	39	-	792	5	152
Ending balance: related to loans
collectively evaluated for impairment	$588	$-	$2,279	$400	$1,089

Loans receivables:
Ending balance	$188,455	$5,414	$132,433	$20,777	$66,632
Ending balance: individually
evaluated for impairment	600	-	4,244	415	560
Ending balance: collectively
evaluated for impairment	$187,855	$5,414	$128,189	$20,362	$66,072

		Home equity	Other
	Municipal	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2	$355	$145	$215	$5,851
Charge-offs	-	(29)	(10)	-	(91)
Recoveries	-	1	14	-	20
Provisions	(1)	23	(2)	(127)	150
Ending balance	$1	$350	$147	$88	$5,930
Ending balance: related to loans
individually evaluated for impairment	-	6	-	-	994
Ending balance: related to loans
collectively evaluated for impairment	$1	$344	$147	$88	$4,936

Loans receivables:
Ending balance	$8,265	$23,452	$5,396		$450,824
Ending balance: individually
evaluated for impairment	-	285	2		6,106
Ending balance: collectively
evaluated for impairment	$8,265	$23,167	$5,394		$444,718

	For the six months ended June 30, 2016
	1-4 family
	first-lien				Other
	residential		Commercial	Commercial	commercial
(In thousands)	mortgage	Construction	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$581	$-	$2,983	$401	$1,270
Charge-offs	(30)	-	-	(43)	-
Recoveries	1	-	-	9	7
Provisions	75	-	88	38	(36)
Ending balance	$627	$-	$3,071	$405	$1,241

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$3	$350	$118	$-	$5,706
Charge-offs	-	(89)	(19)	-	(181)
Recoveries	-	3	25	-	45
Provisions	(2)	86	23	88	360
Ending balance	$1	$350	$147	$88	$5,930

	For the three months ended June 30, 2015
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$498	$-	$3,165	$441	$938
Charge-offs	(27)	-	-	-	-
Recoveries	38	-	-	25	3
Provisions	35	-	123	51	169
Ending balance	$544	$-	$3,288	$517	$1,110
Ending balance: related to loans
individually evaluated for impairment	-	-	1,064	150	220
Ending balance: related to loans
collectively evaluated for impairment	$544	$-	$2,224	$367	$890

Loans receivables:
Ending balance	$175,978	$3,934	$126,349	$18,119	$42,290
Ending balance: individually
evaluated for impairment	479	-	4,818	612	952
Ending balance: collectively
evaluated for impairment	$175,499	$3,934	$121,531	$17,507	$41,338

		Home equity	Other
	Municipal	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$4	$329	$87	$-	$5,462
Charge-offs	-	-	(12)	-	(39)
Recoveries	-	-	10	-	76
Provisions	1	2	20	-	401
Ending balance	$5	$331	$105	$-	$5,900
Ending balance: related to loans
individually evaluated for impairment	-	5	-	-	1,439
Ending balance: related to loans
collectively evaluated for impairment	$5	$326	$105	$-	$4,461

Loans receivables:
Ending balance	$9,606	$22,591	$4,610		$403,477
Ending balance: individually
evaluated for impairment	-	294	7		7,162
Ending balance: collectively
evaluated for impairment	$9,606	$22,297	$4,603		$396,315

	For the six months ended June 30, 2015
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$509	$-	$2,801	$460	$1,034
Charge-offs	(165)	-	(29)	(10)	(108)
Recoveries	38	-	-	36	5
Provisions	162	-	516	31	179
Ending balance	$544	$-	$3,288	$517	$1,110

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$3	$388	$98	$56	$5,349
Charge-offs	-	-	(32)	-	(344)
Recoveries	-	7	25	-	111
Provisions	2	(64)	14	(56)	784
Ending balance	$5	$331	$105	$-	$5,900

Note 8:  Foreclosed Real Estate

The Company is required to disclose the carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession of the property at each reporting period.

(Dollars in thousands)	Number of properties	June 30, 2016	Number of properties	December 31, 2015
Foreclosed residential real estate	4	$170	2	$182

At June 30, 2016, the Company reported $ 1.1 million in residential real estate loans in the process of foreclosure.

Note 9:   Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  The Company had $1.9 million of standby letters of credit as of June 30, 2016.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.   The fair value of standby letters of credit was not significant to the Company's consolidated financial statements.

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

The Company used the following methods and significant assumptions to estimate fair value:

Investment securities:  The fair values of securities available-for-sale are obtained from an independent third party and are based on quoted prices on nationally recognized securities exchanges where available (Level 1).  If quoted prices are not available, fair values are measured by utilizing matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2).  Management made no adjustment to the fair value quotes that were received from the independent third party pricing service.  During the third quarter of 2015, the Company purchased $313,000 of the common stock of a community-based financial institution that conducts its operations outside of the Company's primary market area.  During the second quarter of 2016, the Company purchased an additional $130,000 of this common stock. The first purchase was in conjunction with a capital raise by the financial institution that attracted multiple investors and the second purchase was made in the secondary market. The stock of this financial institution is not traded on any exchange and there are no quoted market prices available for this security (Level 3).  Management has reviewed the results of the financial operations of the financial institution for the quarter ended June 30, 2016 and has concluded that this investment was appropriately valued at its acquisition cost, which was considered to be its fair value as of the measurement date.

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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	June 30, 2016
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-sale portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$28,034	$-	$28,034
State and political subdivisions	-	11,942	-	11,942
Corporate	-	12,588	-	12,588
Asset backed securities	-	2,564	-	2,564
Residential mortgage-backed - US agency	-	23,739	-	23,739
Collateralized mortgage obligations - US agency	-	29,843	-	29,843
Collateralized mortgage obligations - Private label	-	5,776	-	5,776
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	635	-	-	635
Large cap equity fund	611	-	-	611
Common stock - financial services industry	-	220	443	663
Total available-for-sale securities	$1,246	$114,706	$443	$116,395

Interest rate swap derivative	$-	$-	$-	$-

	December 31, 2015
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-sale portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$21,308	$-	$21,308
State and political subdivisions	-	8,300	-	8,300
Corporate	-	18,128	-	18,128
Residential mortgage-backed - US agency	-	32,573	-	32,573
Collateralized mortgage obligations - US agency	-	16,833	-	16,833
Collateralized mortgage obligations - Private label	-	-	-	-
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	638	-	-	638
Large cap equity fund	583	-	-	583
Common stock - financial services industry	46	220	313	579
Total available-for-sale securities	$1,267	$97,362	$313	$98,942

Interest rate swap derivative	$-	$(27)	$-	$(27)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended June 30, 2016 were as follows:
(In thousands)	Common Stock - Financial Services Industry

Balance - March 31, 2016	$313
Total gains realized/unrealized:
Included in earnings	-
Included in other comprehensive income	-
Settlements	130
Sales	-
Balance - June 30, 2016	$443
Changes in unrealized gains included in earnings related to assets still held at June 30, 2016	$-

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the six months ended June 30, 2016 were as follows:
(In thousands)	Common Stock - Financial Services Industry

Balance - December 31, 2015	$313
Total gains realized/unrealized:
Included in earnings	-
Included in other comprehensive income	-
Settlements	130
Sales	-
Balance - June 30, 2016	$443
Changes in unrealized gains included in earnings related to assets still held at June 30, 2016	$-

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company's investments that are categorized within Level 3 of the fair value hierarchy at the indicated dates:

(In thousands)	At June 30, 2016
Investment Type	Fair Value	Valuation Techniques	Unobservable Input	Weight
Common Stock - Financial Services Industry	$443	Inputs to comparables	Weight ascribed to comparable companies	100%

(In thousands)	At December 31, 2015
Investment Type	Fair Value	Valuation Techniques	Unobservable Input	Weight
Common Stock - Financial Services Industry	$313	Inputs to comparables	Weight ascribed to comparable companies	100%

The Bank had the following assets measured at fair value on a nonrecurring basis as of June 30, 2016 and December 31, 2015:

		June 30, 2016
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$518	$518
Foreclosed real estate	$-	$-	$170	$170

		December 31, 2015
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$1,070	$1,070
Foreclosed real estate	$-	$-	$360	$360

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at the indicated dates.

Quantitative Information about Level 3 Fair Value Measurements

	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At June 30, 2016
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

There have been no transfers of assets into or out of any fair value measurement level during the quarter ended June 30, 2016.

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

Investment securities – The fair values of securities available-for-sale and held-to-maturity are obtained from an independent third party and are based on quoted prices on nationally recognized exchange where available (Level 1).  If quoted prices are not available, fair values are measured by utilizing matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities, but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2).  Management made no adjustment to the fair value quotes that were received from the independent third party pricing service.  During the third quarter of 2015, the Company purchased $313,000 of the common stock of a community-based financial institution that conducts its operations outside of the Company's primary market area.  During the second quarter of 2016, the Company purchased an additional $130,000 of this common stock. The first purchase was in conjunction with a capital raise by the financial institution that attracted multiple investors and the second purchase was made in the secondary market. The stock of this financial institution is not traded on any exchange and there are no quoted market prices available for this security (Level 3).  Management has reviewed the results of the financial operations of the financial institution for the quarter ended June 30, 2016 and has concluded that this investment was appropriately valued at its acquisition cost, which was considered to be its fair value as of the measurement date.

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

The carrying amounts and fair values of the Company's financial instruments as of the indicated dates are presented in the following table:

		June 30, 2016		December 31, 2015
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$25,096	$25,096	$15,245	$15,245
Investment securities - available-for-sale	1	1,246	1,246	1,267	1,267
Investment securities - available-for-sale	2	114,706	114,706	97,362	97,362
Investment securities - available-for-sale	3	443	443	313	313
Investment securities - held-to-maturity	2	42,126	43,887	44,297	45,515
Federal Home Loan Bank stock	2	4,036	4,036	2,424	2,424
Net loans	3	444,651	452,752	424,732	428,410
Accrued interest receivable	1	2,069	2,069	2,053	2,053

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$382,677	$382,677	$343,853	$343,852
Time Deposits	2	143,391	144,295	146,462	146,158
Borrowings	2	63,450	63,643	41,300	41,282
Subordinated loans	2	15,008	13,905	14,991	14,027
Accrued interest payable	1	39	39	199	199
Interest rate swap derivative	2	-	-	27	27

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

The Company has $5.0 million of floating rate trust preferred debt indexed to 3-month LIBOR.  As a result, it is exposed to variability in cash flows related to changes in projected interest payments caused by changes in the benchmark interest rate.  During the fourth quarter of fiscal 2009, the Company entered into an interest rate swap agreement, with a $2.0 million notional amount, to convert a portion of the floating rate trust preferred debt to a fixed rate for a term of approximately seven years at a rate of 4.96%.  This swap agreement expired in the second quarter of 2016 and was not renewed.  The derivative, while in effect, was designated as a cash flow hedge.  The hedging strategy ensured that changes in cash flows from the derivative would have been highly effective at offsetting changes in interest expense from the hedged exposure.

The following table summarizes the fair value of the outstanding derivative and its presentation on the statements of condition:

(In thousands)	June 30, 2016	December 31, 2015
Cash flow hedge:
Other liabilities	$-	$27

The change in accumulated other comprehensive loss on a pretax basis and the impact on earnings from the interest rate swap that qualifies as a cash flow hedge for the periods indicated below were as follows:

	Three months ended June 30,
(In thousands)	2016	2015
Balance as of March 31:	$(14)	$(67)
Amount of losses (gains) recognized in other comprehensive income	3	(5)
Amount of loss reclassified from other comprehensive income
and recognized as interest expense	11	15
Balance as of June 30:	$-	$(57)

	Six months ended June 30,
(In thousands)	2016	2015
Balance as of December 31:	$(27)	$(82)
Amount of losses (gains) recognized in other comprehensive income	2	(6)
Amount of loss reclassified from other comprehensive income
and recognized as interest expense	25	31
Balance as of June 30:	$-	$(57)

No amount of ineffectiveness had been included in earnings for prior periods and the changes in fair value were recorded in other comprehensive (loss) income.  Some, or all, of the amount included in accumulated other comprehensive (loss) income would have been reclassified into current earnings should a portion of, or the entire hedge no longer been considered effective.

Note 12:   Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) ("AOCI"), net of tax, for the periods indicated are summarized in the table below.

	For the three months ended June 30, 2016
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Financial Derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(1,812)	$(8)	$322	$(633)	$(2,131)
Other comprehensive income before reclassifications	-	1	4	21	26
Amounts reclassified from AOCI	33	7	80	-	120
Ending balance	$(1,779)	$-	$406	$(612)	$(1,985)

	For the six months ended June 30, 2016
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Financial derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(1,844)	$(16)	$(51)	$(654)	$(2,565)
Other comprehensive income before reclassifications	-	1	329	42	372
Amounts reclassified from AOCI	65	15	128	-	208
Ending balance	$(1,779)	$-	$406	$(612)	$(1,985)

	For the three months ended June 30, 2015
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Financial derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(1,767)	$(40)	$705	$(713)	$(1,815)
Other comprehensive (loss) income before reclassifications	-	(3)	(527)	19	(511)
Amounts reclassified from AOCI	27	9	(29)	-	7
Ending balance	$(1,740)	$(34)	$149	$(694)	$(2,319)

	For the six months ended June 30, 2015
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Financial derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Securities reclassified from AFS to HTM	Total
Beginning balance	$(1,794)	$(49)	$457	$(733)	(2,119)
Other comprehensive (loss) income before reclassifications	-	(4)	(248)	39	(213)
Amounts reclassified from AOCI	54	19	(60)	-	13
Ending balance	$(1,740)	$(34)	$149	$(694)	$(2,319)

The following table presents the amounts reclassified out of each component of AOCI for the indicated period:

	Amount Reclassified			Amount Reclassified
	from AOCI[1]			from AOCI[1]
	(Unaudited)			(Unaudited)
(In thousands)	For the three months ended			For the six months ended
Details about AOCI[1] components	June 30, 2016	June 30, 2015	Affected Line Item in the Statement of Income	June 30, 2016	June 30, 2015

Unrealized holding gain on financial derivative:
Reclassification adjustment for
interest expense included in net income	$(11)	$(15)	Interest on long term borrowings	$(25)	$(31)
	4	6	Provision for income taxes	10	12
	$(7)	$(9)	Net Income	$(15)	$(19)
Retirement plan items
Retirement plan net losses
recognized in plan expenses[2]	$(54)	$(45)	Salaries and employee benefits	$(109)	$(90)
	21	18	Provision for income taxes	44	36
	$(33)	$(27)	Net Income	$(65)	$(54)

Available-for-sale securities
Realized gain on sale of securities	$(132)	$49	Net gains on sales and redemptions of investment securities	$(212)	$101
	52	(20)	Provision for income taxes	84	(41)
	$(80)	$29	Net Income	$(128)	$60

[1] Amounts in parentheses indicates debits in net income.
[2] These items are included in net periodic pension cost.
See Note 5 for additional information.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

General

The Company is a Maryland corporation headquartered in Oswego, New York.  The primary business of the Company is its investment in Pathfinder Bank (the "Bank"), a New York State chartered commercial bank, which is 100% owned by the Company and the Company is 100% owned by public shareholders.  The Bank has three wholly owned operating subsidiaries, Pathfinder Risk Management Company, Inc. ("PRMC"), Pathfinder REIT, Inc. and Whispering Oaks Development Corp. All significant inter-company accounts and activity have been eliminated in consolidation.  Although the Company owns, through its subsidiary PRMC, 51% of the membership interest in FitzGibbons Agency, LLC ("FitzGibbons"), the Company is required to consolidate 100% of FitzGibbons within the consolidated financial statements.  The 49% of which the Company does not own is accounted for separately as noncontrolling interests within the consolidated financial statements.  At June 30, 2016, the Company and subsidiaries had total assets of $671.0 million, total liabilities of $610.8 million and shareholders' equity of $59.7 million plus noncontrolling interest of $434,000, which represents the 49% of FitzGibbons not owned by the Company.

The following discussion reviews the Company's financial condition at June 30, 2016 and the results of operations for the three and six month periods ended June 30, 2016 and 2015. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Company's loan or investment portfolios. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events

Application of Critical Accounting Policies

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

The most significant accounting policies followed by the Company are presented in Note 1 to the annual audited consolidated financial statements included in the 2015 Annual Report filed with the Securities and Exchange Commission on Form 10-K on March 29, 2016, ("the consolidated financial statements").  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the allowance for loan losses, deferred income taxes, pension obligations, the evaluation of investment securities for other than temporary impairment, the evaluation of goodwill for impairment, and the estimation of fair values for accounting and disclosure purposes to be the accounting areas that require the most subjective and complex judgments.  These areas could be the most subject to revision as new information becomes available.

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

Deferred income tax assets and liabilities are determined using the liability method.  Under this method, the net deferred tax asset or liability is recognized for the future tax consequences.  This is attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating and capital loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The affect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  If current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established.  The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.  Valuation allowances of $243,000 and $265,000 were maintained at June 30, 2016 and December 31, 2015, respectively, as management believes it may not generate sufficient capital gains to offset its capital loss carry forward.  The Company's effective tax rate differs from the statutory rate due primarily to non-taxable income from specific types of investment securities and loans, and bank owned life insurance.

We maintain a noncontributory defined benefit pension plan covering substantially all employees. The plan provides defined benefits based on years of service and final average salary. On May 14, 2012, we informed our employees of our decision to freeze participation and benefit accruals under the plan, primarily to reduce some of the volatility in earnings that can accompany the maintenance of a defined benefit plan.  Pension and post-retirement benefit plan liabilities and expenses are based upon actuarial assumptions of future events; including fair value of plan assets, interest rates, and the length of time the Company will have to provide those benefits.  The assumptions used by management are discussed in Note 14 to the consolidated annual financial statements.

Management performs an annual evaluation of our goodwill for possible impairment at each of our reporting units. Based on the results of the December 31, 2015 evaluation, management has determined that the carrying value of goodwill was not impaired as of that date. The evaluation approach is described in Note 10 of the consolidated financial statements. Further information on the estimation of fair values can be found in Note 22 to the consolidated annual financial statements.

The Company carries all of its available-for-sale investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to shareholders' equity and included in accumulated other comprehensive income (loss), except for the credit-related portion of debt security impairment losses and other-than-temporary impairment ("OTTI") of equity securities which are charged to earnings.  The Company's ability to fully realize the value of its investments in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.  In evaluating the debt security (both available-for-sale and held-to-maturity) portfolio for other-than-temporary impairment losses, management considers (1) if we intend to sell the security; (2) if it is "more likely than not" we will be required to sell the security before recovery of its amortized cost basis; or (3) if the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. When the fair value of a held-to-maturity or available-for-sale security is less than its amortized cost basis, an assessment is made as to whether OTTI is present.  The Company considers numerous factors when determining whether a potential OTTI exists and the period over which the debt security is expected to recover.  The principal factors considered are (1) the length of time and the extent to which the fair value has been less than the amortized cost basis, (2) the financial condition of the issue and (guarantor, if any) and adverse conditions specifically related to the security, industry or geographic area, (3) failure of the issuer of the security to make scheduled interest or principal payments, (4) any changes to the rating of the security by a NRSRO, and (5) the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies.

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

Recent Events

On July 1, 2016, the Company announced that its Board of Directors declared a quarterly dividend of $0.05 per common share.  The dividend is payable on August 8, 2016 to shareholders of record on July 18, 2016.

On June 1, 2016, the Company announced that it had completed the process of its previously announced restructuring plan to combine the operations of its subsidiaries, Pathfinder Bank and Pathfinder Commercial Bank, into a single New York State chartered commercial bank. This transaction was completed on May 31, 2016. Simultaneously with the combination, Pathfinder Commercial Bank's charter was amended such that Pathfinder Commercial Bank became a full-service commercial bank, rather than a limited purpose commercial bank, which it was previously, and its name was changed to "Pathfinder Bank".  The transaction is expected to have little impact on the investments or operations of the Bank, although the Bank expects some annual operating cost savings as a result of the combination.

Overview and Results of Operations

The following represents the significant highlights of the Company's operating results between the second quarter of 2016 and the second quarter of 2015.

•	Net income available to common shareholders improved by 25.9% to $832,000.
•	Basic and diluted earnings per share improved by $0.04 to $0.20 per share due to the increase in earnings.
•	Return on average assets increased 4 basis points to 0.50%.
•
Net interest income increased 6.7% to $5.0 million due to our increase in asset size.  Net interest margin decreased by 17 basis points to 3.16%, but was more than offset by the increase in average balances of interest earning assets.

The following represents significant highlights of the Company's operating results between the first six months of 2016 and the first six months of 2015.

•	Net income available to common shareholders improved by 27.6% to $1.5 million.
•	Basic earnings per share improved by $0.08 to $0.36 per share. Diluted earnings per share increased $0.07 to $0.35 per share.
•	Return on average assets increased by 4 basis points to 0.45% as the increase in net income outpaced the increase in average assets.
•
Net interest income increased 7.1% to $9.8 million.  Net interest margin decreased by 15 basis points to 3.16% as the decrease in average yield on interest earning assets was greater than the decrease in average rates paid on interest bearing liabilities.

The following reflects the changes in financial condition between December 31, 2015 and June 30, 2016.

•
Total assets increased 7.7% to $671.0 million.  Increases were recorded in loans, investment securities, and cash and cash equivalents.  This was funded largely by increases in business and municipal demand deposits.

•	Gross loans reported an increase of 4.7% to $450.6 million.
•
Asset quality metrics generally improved between December 31, 2015 and June 30, 2016. Total delinquent loans as a percentage of total loans decreased by 2 basis points to 2.04% at June 30, 2016 as compared to 2.06% at December 31, 2015.

•	The ratio of annualized net loan charge-offs to average loans decreased by 19 basis points to 0.06%.

We had net income available to common shareholders of $832,000 for the three months ended June 30, 2016 compared to net income available to common shareholders of $661,000 for the three months ended June 30, 2015.  The $171,000 increase in net income was due primarily to a $314,000 increase in net interest income as a result of the increase in average interest-earning asset balances, partially offset by an increase in the average balance and average cost of interest-bearing liabilities between year-over-year second quarter periods.  In addition, there was a $251,000 decrease in provision for loan losses.  Noninterest income also increased by $74,000 for the three months ended June 30, 2016 as compared to the same three-month period in 2015.  Partially offsetting these favorable changes in net income was a $546,000 increase in noninterest expenses.

In comparing the year-over-year second quarter periods, the return on average assets increased 4 basis points to 0.50% as  the increase in net income (the numerator in the ratio) slightly outpaced the increase in average assets (the denominator in the ratio).  Average assets increased due to the increase in average loans and taxable investment securities seen in the second quarter of 2016 as compared to the second quarter of 2015.  Average deposits increased in the second quarter of 2016 due to continued growth in municipal depositor relationships, increased commercial deposits resulting in part from new loan account relationships, particularly in Onondaga County, and, to a lesser extent, growth in consumer deposits.

Net income available to common shareholders for the six months ended June 30, 2016 was $1.5 million, an increase of $319,000, or 27.5%, over the comparable prior year period.  The increase in net income was primarily due to the increase in net interest income of $651,000 resulting from higher average balances of interest earning assets, partially offset by  an increase in average rates paid on interest bearing liabilities and an increase in average balances of those liabilities.  In addition, there was a $424,000 decrease in provision for loan losses.  Noninterest income also increased by $210,000 for the six months ended June 30, 2016 as compared to the same six-month period in 2015.  The increase in net interest income was partially offset by a $1.0 million increase in noninterest expense.

Return on average assets increased 4 basis points to 0.45% between the year-over-year six month periods due to reasons similar to those mentioned above for the year-over-year second quarter comparisons.

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

	For the three months ended June 30,
	2016			2015
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$440,435	$5,047	4.58%	$395,934	$4,551	4.60%
Taxable investment securities	143,281	607	1.69%	124,068	556	1.79%
Tax-exempt investment securities	29,350	200	2.73%	27,906	190	2.72%
Fed funds sold and interest-earning deposits	18,953	12	0.25%	14,330	5	0.14%
Total interest-earning assets	632,019	5,866	3.71%	562,238	5,302	3.77%
Noninterest-earning assets:
Other assets	39,760			40,535
Allowance for loan losses	(5,895)			(5,605)
Net unrealized gains
on available-for sale-securities	537			1,075
Total assets	$666,421			$598,243
Interest-bearing liabilities:
NOW accounts	$54,299	$21	0.15%	$48,655	$21	0.17%
Money management accounts	14,587	9	0.25%	13,184	5	0.15%
MMDA accounts	174,599	183	0.42%	128,883	160	0.50%
Savings and club accounts	80,487	19	0.09%	76,095	16	0.08%
Time deposits	158,352	340	0.86%	148,358	281	0.76%
Subordinated loans	15,002	201	5.36%	5,155	40	3.10%
Borrowings	39,666	100	1.01%	42,140	100	0.95%
Total interest-bearing liabilities	536,992	873	0.65%	462,470	623	0.54%
Noninterest-bearing liabilities:
Demand deposits	68,632			60,970
Other liabilities	3,825			4,241
Total liabilities	609,449			527,681
Shareholders' equity	56,970			70,562
Total liabilities & shareholders' equity	$666,419			$598,243
Net interest income		$4,993			$4,679
Net interest rate spread			3.06%			3.23%
Net interest margin			3.16%			3.33%
Ratio of average interest-earning assets
to average interest-bearing liabilities			117.70%			121.57%

	For the six months ended June 30,
	2016			2015
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$437,188	$9,971	4.56%	$392,636	$8,950	4.56%
Taxable investment securities	138,805	1,190	1.71%	121,398	1,044	1.72%
Tax-exempt investment securities	28,351	391	2.76%	28,327	387	2.73%
Fed funds sold and interest-earning deposits	17,195	26	0.30%	13,239	7	0.11%
Total interest-earning assets	621,539	11,578	3.72%	555,600	10,388	3.74%
Noninterest-earning assets:
Other assets	41,712			39,889
Allowance for loan losses	(5,849)			(5,490)
Net unrealized gains
on available for sale securities	455			977
Total assets	$657,857			$590,976
Interest-bearing liabilities:
NOW accounts	$55,038	$40	0.15%	$46,724	$39	0.17%
Money management accounts	14,274	16	0.22%	13,066	10	0.15%
MMDA accounts	168,922	372	0.44%	115,287	270	0.47%
Savings and club accounts	78,686	36	0.09%	75,351	31	0.08%
Time deposits	155,899	683	0.88%	156,049	578	0.74%
Subordinated loans	14,998	404	5.39%	5,155	80	3.10%
Borrowings	36,100	194	1.07%	44,844	198	0.88%
Total interest-bearing liabilities	523,917	1,745	0.67%	456,476	1,206	0.53%
Noninterest-bearing liabilities:
Demand deposits	67,392			61,061
Other liabilities	4,247			3,248
Total liabilities	595,556			520,785
Shareholders' equity	62,303			70,191
Total liabilities & shareholders' equity	$657,859			$590,976
Net interest income		$9,833			$9,182
Net interest rate spread			3.06%			3.21%
Net interest margin			3.16%			3.31%
Ratio of average interest-earning assets
to average interest-bearing liabilities			118.63%			121.72%

As indicated in the above tables, net interest income increased $314,000, or 6.7%, to $5.0 million for the three months ended June 30, 2016 as compared to the same prior year period.  This increase was due principally to the $69.8 million increase in average balances of interest earning assets partially offset by a decrease in the average rates paid on  interest earning assets and an increase in the rates paid on interest-bearing liabilities. Net interest margin reported a decrease of 17 basis points to 3.16% due largely to the 6 basis point decrease in average yields earned on the Company's interest earning assets in aggregate and a 11 basis point increase in rates paid on average interest bearing liabilities.  The following analysis should also be viewed in conjunction with the table below which reports the changes in net interest income attributable to rate and volume.

Interest income increased $564,000, or 10.6%, to $5.9 million for the three months ended June 30, 2016 compared to the same three month period in 2015.  The increase in interest income was due principally to the increase in average balances of loans and taxable investment securities which increased 11.2% and 15.5%, respectively, between the year-over-year second quarter periods.  The increase in the average balances of loans reflects the Company's continued success in its expansion within the greater Syracuse market in conjunction with organic growth as a result of our new Syracuse business banking office which opened in the third quarter of 2015.  These increases helped offset the decrease in average yield on each of these interest earning assets as the yield on loans decreased 2 basis points and the yield on taxable investment securities decreased 10 basis points between these same two periods.  The decrease in the average yield on loans was the result of those loans maturing at higher rates and being replaced by new loans at the lower current market rates.  The decrease in the average yield on taxable investment securities was the result of maturing taxable investment securities with yields higher than new purchases at the then-current lower market rates.  In many cases, the new purchases also have durations that are significantly less than the original durations of the securities that they replaced.  These shorter-duration securities were purchased with the expectation of matching cash flows from security maturities with the seasonal fluctuations in the Bank's municipal deposit balances.

Interest expense for the three months ended June 30, 2016 increased $250,000, or 40.1%, to $873,000 when compared to the same prior year period.  This increase was primarily due to an increase in Subordinated Loan interest of $161,000 due to the issuance of $10.0 million in Subordinated Loan debt on October 15, 2015.  In addition, the average balances of deposits, which include brokered deposits, increased $67.2 million between the year-over-year second quarter periods.  Deposit interest expense increased 1 basis point to 0.47% for the three months ended June 30, 2016, as compared with the same three month period in 2015. This increase was due to a 1 basis point decrease in the average rate paid on non-maturity deposits, partially offset by a 10 basis point increase in the rate paid on time deposits during the three months ended June 30, 2016 as compared to the same time period in 2015, reflecting the competitive environment for such deposits within the Company's marketplace.

For the six month period ended June 30, 2016, net interest income increased $651,000, or 7.1%, to $9.8 million compared to the six months ended June 30, 2015.  The increase in net interest income was due primarily to the increase in average balances of loans and taxable investment securities, which increased 11.3% and 14.3%, respectively.  The increase in the average balances of loans was the direct result of the Company's success in filling the borrowing needs of credit worthy customers within our established market areas and our continued expansion into the greater Syracuse marketplace.

Interest expense for the six months ended June 30, 2016 increased $539,000 or 44.7% to $1.7 million due principally to the increase in average interest-bearing liabilities of $67.4 million along with a 14 basis point increase in the average rate paid on these liabilities to 0.67%.  The increase in average rates paid on interest-bearing liabilities was primarily due to an increase in Subordinated Loan interest of $324,000 due to the issuance of $10.0 million in Subordinated Loan debt on October 15, 2015.  In addition, the average balances of deposits, which include brokered deposits, increased $66.3 million between the year-over-year six month periods.  Deposit interest expense increased 3 basis points to 0.49% for the six months ended June 30, 2016 as compared with the same six month period in 2015. This increase was due to a 14 basis points increase in the average rate paid on time deposits during the six months ended June 30, 2016 as compared to the same time period in 2015, reflecting the competitive environment for such deposits within the Company's marketplace.

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

	Three months ended June 30,			Six months ended June 30,
	2016 vs. 2015			2016 vs. 2015
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Loans	$591	$(95)	$496	$1,016	$5	$1,021
Taxable investment securities	217	(166)	51	156	(10)	146
Tax-exempt investment securities	10	-	10	-	4	4
Interest-earning deposits	2	5	7	3	16	19
Total interest income	820	(256)	564	1,175	15	1,190
Interest Expense:
NOW accounts	9	(9)	-	12	(11)	1
Money management accounts	1	3	4	1	5	6
MMDA accounts	154	(131)	23	148	(46)	102
Savings and club accounts	1	2	3	1	4	5
Time deposits	20	39	59	(2)	107	105
Subordinated loans	117	44	161	234	90	324
Borrowings	(24)	24	-	(83)	79	(4)
Total interest expense	278	(28)	250	311	228	539
Net change in net interest income	$542	$(228)	$314	$864	$(213)	$651

Provision for Loan Losses

We establish provision for loan losses, which is charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The provision for loan losses represents management's estimate of the amount necessary to maintain the allowance for loan losses at an adequate level.

We recorded $150,000 in provision for loan losses for the three month period ended June 30, 2016, as compared to $401,000 for the three month period ended June 30, 2015.  The decrease in the provision for loan losses was due principally to improved loan asset quality.  The decrease in the provision between these two time periods was partially offset by the 11.2% increase in average loan balances and the estimable and probable loan losses inherent in the loan portfolio.

Management extensively reviews recent trends in historical losses, environmental factors and specific reserve needs on loans individually evaluated for impairment in its determination of the adequacy of the allowance for loan losses. For the first six months of 2016, we recorded $360,000 in provision for loan losses as compared to $784,000 in the same prior year period.  This $424,000 decrease was due primarily to continued improvement in the Company's loan portfolio credit quality.  The decrease in the provision between these two time periods was partially offset by the 11.4% increase in average loan balances and the estimable and probable loan losses inherent in the loan portfolio.

We measure delinquency based on the amount of past due loans as a percentage of total loans.  Delinquency trends improved to 2.04% at June 30, 2016 as compared to 2.06% at December 31, 2015, as delinquent loans increased at a rate that was less than the rate of increase in total loan balances.   Commercial real estate and commercial & industrial loans with delinquent balances 60-89 days past due increased by $857,000, primarily as a result of one commercial real estate loan in the amount of $473,000 that had been current at December 31, 2015.  This increase was partially offset by net reductions of $101,000 for two loans that were 60-89 days delinquent at December 31, 2015 that are current as of June 30, 2016. Loans delinquent 90 days and over represented 1.14% of the total loan portfolio at June 30, 2016, as compared to 1.24% of the total loan portfolio at December 31, 2015.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, including insurance agency commissions, and net gains on sales of securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
(Dollars in thousands)	2016	2015	Change		2016	2015	Change
Service charges on deposit accounts	$285	$288	$(3)	-1.0%	$572	$554	$18	3.2%
Earnings and gain on bank owned life insurance	66	65	1	1.5%	146	149	(3)	-2.0%
Loan servicing fees	31	41	(10)	-24.4%	65	93	(28)	-30.1%
Debit card interchange fees	141	136	5	3.7%	276	259	17	6.6%
Other charges, commissions and fees	381	377	4	1.1%	766	665	101	15.2%
Noninterest income before gains	904	907	(3)	-0.3%	1,825	1,720	105	6.1%
Net gains on sales and redemptions of investment securities	132	49	83	169.4%	212	101	111	109.9%
Net losses on sales of loans and foreclosed real estate	(10)	(4)	(6)	150.0%	(10)	(4)	(6)	150.0%
Total noninterest income	$1,026	$952	$74	7.8%	$2,027	$1,817	$210	11.6%

The $74,000 increase in total noninterest income between year-over-year second quarter periods was due largely to an increase in gains on redemptions and sales of investment securities, which increased by $83,000.  Partially offsetting these increases, was a decline in loan servicing fee income of $10,000 due to the Bank's reduced residential mortgage servicing portfolio resulting from the decision by the Bank to retain a the substantial majority of its newly-originated 10- and 15-year residential mortgage loans in portfolio.

The $210,000 increase in total noninterest income for the six months ended June 30, 2016, as compared to the same prior year period, was largely due to an increase in gains on redemptions and sales of investment securities, which increased by $111,000 and an increase in other charges, commissions and fees of $101,000. The increase in the gain on sales and redemptions of investment securities was primarily due to adjustments made by management to the composition of the investment portfolio due to changes in market conditions and projected cash flows.  The increase in other charges, commission and fees was due principally to increased revenues generated by the Agency and the Investment Services business units.  Partially offsetting these increases, was a decline in loan servicing fee income of $28,000 due to the Bank's reduced residential mortgage servicing portfolio resulting from the decision by the Bank to retain the substantial majority of its newly-originated 10- and 15-year residential mortgage loans in portfolio.  In aggregate, all other noninterest income categories improved by $26,000 as fee generating activities increased along with the increases in customer loan and deposit accounts and related balances in the second half of 2015 and the first six months of 2016.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
(Dollars in thousands)	2016	2015	Change		2016	2015	Change
Salaries and employee benefits	$2,653	$2,356	$297	12.6%	$5,338	$4,738	$600	12.7%
Building occupancy	425	441	(16)	-3.6%	888	944	(56)	-5.9%
Data processing	419	354	65	18.4%	841	742	99	13.3%
Professional and other services	221	229	(8)	-3.5%	418	449	(31)	-6.9%
Advertising	189	114	75	65.8%	329	236	93	39.4%
FDIC assessments	108	102	6	5.9%	216	197	19	9.6%
Audits and exams	82	59	23	39.0%	158	120	38	31.7%
Other expenses	681	577	104	18.0%	1,293	1,030	263	25.5%
Total noninterest expenses	$4,778	$4,232	$546	12.9%	$9,481	$8,456	$1,025	12.1%

The $546,000, or 12.9%, increase in noninterest expenses between year-over-year second quarter periods was due principally to salaries and employee benefits and other expenses.  The detail of these components follows:

•
The $297,000 increase in salaries and employee benefits in the second quarter of 2016, as compared to the same three month period in 2015, was due to $110,000 in salary expense increases primarily resulting from additions of staff members supporting current and planned asset growth, employee benefits expense increases totaling $73,000, increased stock-based compensation of $39,000, increased commission expense of $18,000, and increases totaling $57,000 in all other salaries and employee benefits expense combined.

•
The $16,000 decrease in building occupancy expenses was principally due to a $20,000 decrease in building and machine maintenance and a $7,000 decrease in utilities charges largely resulting from the unusually mild winter weather experienced in the Company's market area. These increases were accompanied by aggregate cost increases of $11,000 related to individually immaterial building occupancy expenses.

•
Data processing expenses increased $65,000 due principally to maintenance and usage-based internet banking service fees, which increased $15,000 and $7,000 in the year-over-year three month periods, respectively.  These increases were accompanied by aggregate cost increases of $43,000 related to all other areas of data processing expenses.

•
Advertising expense increased $75,000 primarily as the result of increased brand awareness advertising focused on the Onondaga County market and product promotional campaigns within the entirety of the Bank's geographic market area.

•
Finally, other noninterest expenses increased in year-over-year three month periods by $104,000 primarily due to an increase of $69,000 in community service support, $20,000 increase in ORE expenses and $15,000 increase in non-recurring servicing recourse charges related to a loan sold to an investor in prior years.

The increase in noninterest expenses between the six month period ended June 30, 2016 and the same prior year period was principally due to an increase in salaries and employee benefits, building occupancy expenses and other expenses.  The detail of these components follows:

•	The $1.0 million, or 12.1%, increase in noninterest expenses between year-over-year six-month periods was due principally to increases in salaries and employee benefits expenses, and other expenses.

•
The $600,000 increase in salaries and employee benefits in the six month period in 2016, as compared to the same six month period in 2015, was the result of $270,000 increases in salary expenses primarily due to additions of staff members primarily supporting current and planned asset growth, increased commission compensation expense of $110,000, employee benefits expense increases totaling $100,000, increased stock-based compensation of $56,000, and increases totaling $64,000 in all other salaries and employee benefits expense combined.

•
The $56,000 decrease in building occupancy expenses was principally due to a $54,000 decrease in utilities and building maintenance charges largely resulting from the unusually mild winter weather experienced in the Company's market area.

•
Data processing expenses increased $99,000, due principally to check processing, maintenance and usage-based internet banking service fees, which increased $45,000, 34,000 and $24,000 in the year-over-year six month periods, respectively.  These increases were accompanied by aggregate cost decreases of $4,000 related to all other areas of data processing expense.

~~•~~
Advertising expense increased $94,000 primarily as the result of increased brand awareness advertising focused on the Onondaga County market and product promotional campaigns within the entirety of the Bank's geographic market area.

~~•~~
Finally, other noninterest expenses increased in year-over-year six month periods by $263,000 primarily due to a $82,000 increase in non-recurring servicing recourse charges related to a loan sold to an investor in prior years, $80,000 in community service support, $25,000 in ORE expense increases, $20,000 in liability insurance increases, and $18,000 in fees paid in support of pledging brokered deposits on behalf of certain municipal depositors.  The remaining $38,000 in year-over-year increases was due to a variety of individually immaterial items.

Income Tax Expense

Income tax expense decreased by $65,000 for the quarter ended June 30, 2016 as compared to the same period in 2015 primarily due to a decrease in the effective tax rate partially offset by an the increase in pretax income in the quarter ended June 30, 2016 as compared with the prior year period. The effective tax rate for the second quarter of 2016 was 22.0%, exclusive of the net income attributable to our controlling interest in the Insurance Agency.  For the three-month period ended June 30, 2015, the effective tax rate was 29.9%.  The decrease in the effective tax rate between the year-over-year second quarter periods reflected a larger proportion of tax-exempt income as a proportion of our total income in the second quarter of 2016 as compared with the prior year.

Income tax expense decreased by $16,000 for the six month period ended June 30, 2016, as compared to the same prior year period, due principally to a decrease in the effective tax rate, partially offset by the increase in pretax income between these two periods.  The effective tax rate was 25.4% for the first six months of 2016 as compared to 30.0% for the same prior year period, exclusive of the net income attributable to our controlling interest in the Insurance Agency.  This decrease was due to the same reasons noted above for the increase in the year-over-year second quarter periods.

Earnings per Share

Basic and diluted earnings per share were $0.20 for the second quarter of 2016 as compared to $0.16 for the second quarter of 2015.  This increase was driven principally by the increase in net income between these two periods.

Basic and diluted earnings per share were $0.36 and $0.35, respectively for the six month period ended June 30, 2016 as compared to $0.28 for the same prior year period.  The increase in earnings per share between these two periods was due to the increase in net income between these two time periods, augmented by a $49,000 decrease in preferred stock dividends paid in 2016. In February 2016, the Company fully redeemed its preferred stock thereby reducing the dividend that was required to be paid in 2016 as compared with the previous year. Further information on earnings per share can be found in Note 3 to our unaudited consolidated financial statements.

Changes in Financial Condition

Assets

Total assets increased $47.7 million, or 7.7%, to $671.0 million at June 30, 2016 as compared to $623.3 million at December 31, 2015.  This increase was due primarily to increases in loans, investment securities, and total cash and cash equivalents.

Total loans receivable increased $20.1 million, or 4.7%, to $450.6 million at June 30, 2016 from $430.4 million at December 31, 2015. All loan portfolio segments recorded increases between these two dates led by increases of $2.9 million, $11.7 million, $6.7 million in commercial real estate, commercial and industrial loans, and 1-4 family first-lien residential mortgage loans, respectively.

Investment securities increased $15.3 million, or 10.7%, to $158.5 million at June 30, 2016, as compared to $143.2 million at December 31, 2015, due principally to the need to collateralize increases in municipal deposits between these two dates. Of the total increase in investment securities, $17.5 million was classified within the available-for-sale portfolio, partially offset by a decrease of $2.2 million in the held-to-maturity investment securities portfolio.  When new investment securities are acquired, management reviews certain security characteristics and determines the Company's intent and ability to hold the security to maturity.  Based on the security characteristics and management's intentions, the security is classified as either available-for-sale or held-to-maturity.

Cash and cash equivalents increased $9.8 million, or 64.6%, to $25.1 million at June 30, 2016, as compared to $15.3 million at December 31, 2015.  The increase was due principally to the timing of investment securities redemptions immediately prior to the June 30, 2016 quarter end that generated liquidity used to reduce short-term borrowings in early July 2016.

Liabilities

Total liabilities increased $58.8 million to $610.8 million at June 30, 2016 compared to $552.0 million at December 31, 2015.  Deposits increased $35.8 million, or 7.3%, to $526.1 million at June 30, 2016, compared to $490.3 at December 31, 2015.  The increase was due to growth in all deposit lines including consumer, business and municipal deposits.  Additionally, demand and NOW accounts increased within the municipal market segment prompted by the continued growth in demand for the Bank's offerings to that customer segment and seasonal tax collection increase through the second quarter.  These increases allowed the Company to fund the majority of the asset growth described above.

Shareholders' Equity

The Company's shareholders' equity, exclusive of the noncontrolling interest, decreased $11.1 million to $59.7 million at June 30, 2016 from $70.8 million at December 31, 2015.  This decrease was principally due to the $13.0 million redemption of the SBLF preferred stock on February 16, 2016. Absent the effects of the SBLF preferred stock redemption, shareholders' equity would have increased approximately $1.9 million in the six months ended June 30, 2016.  This increase in shareholder's equity, absent the effects of the SBLF preferred stock redemption, was primarily due to a $1.1 million increase in retained earnings and a $580,000 reduction in accumulated comprehensive loss.  The increase in retained earnings resulted from $1.5 million in net income recorded in the first six months of 2016, partially offset by $416,000 in dividends declared on our common stock.  In addition, retained earnings were reduced by the $16,000 in dividends declared on our SBLF preferred stock, which was redeemed in full on February 16, 2016.  The reduction in accumulated comprehensive loss was primarily the result of the improvement in the fair market value of our available for sale investment securities.

Capital

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company's goal is to maintain a strong capital position, consistent with the risk profile of its banking operations.  This strong capital position serves to support growth and expansion activities while at the same time exceeding regulatory standards.  At June 30, 2016, the Bank met the regulatory definition of a "well-capitalized" institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 8%, Tier 1 common equity exceeding 6.5%, and a total risk-based capital ratio exceeding 10%.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. At June 30, 2016, the Bank exceeded all current and projected regulatory required minimum capital ratios, including the maximum capital buffer level, as will be required on January 1, 2019.

Pathfinder Bank's capital amounts and ratios as of the indicated dates are presented in the following table.

					Minimum
					To Be "Well-
			Minimum		Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2016
Total Core Capital (to Risk-Weighted Assets)	$69,408	15.89%	$34,949	8.00%	$43,687	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$63,876	14.62%	$26,212	6.00%	$34,949	8.00%
Tier 1 Common Equity (to Risk-Weighted Assets)	$63,876	14.62%	$19,659	4.50%	$28,396	6.50%
Tier 1 Capital (to Assets)	$63,876	9.67%	$26,435	4.00%	$33,044	5.00%
As of December 31, 2015:
Total Core Capital (to Risk-Weighted Assets)	$67,286	16.22%	$33,187	8.00%	$41,484	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$62,038	14.95%	$24,891	6.00%	$33,187	8.00%
Tier 1 Common Equity (to Risk-Weighted Assets)	$62,038	14.95%	$18,668	4.50%	$26,965	6.50%
Tier 1 Capital (to Assets)	$62,038	10.00%	$24,816	4.00%	$31,020	5.00%

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of non-performing assets at the indicated dates:

	June 30,	December 31,	June 30,
(Dollars In thousands)	2016	2015	2015
Nonaccrual loans:
Commercial and commercial real estate loans	$3,024	$3,238	$4,871
Consumer	404	365	320
Residential mortgage loans	1,721	1,715	1,088
Total nonaccrual loans	5,149	5,318	6,279
Total nonperforming loans	5,149	5,318	6,279
Foreclosed real estate	506	517	361
Total nonperforming assets	$5,655	$5,835	$6,640

Troubled debt restructurings not included above	$1,874	$1,916	$1,963

Nonperforming loans to total loans	1.14%	1.24%	1.56%
Nonperforming assets to total assets	0.84%	0.94%	1.11%

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

As indicated in the table above, nonperforming assets at June 30, 2016 were $5.7 million and $180,000 lower than the $5.8 million reported at December 31, 2015, due primarily to a decrease of $214,000 in nonperforming commercial loans.  This decrease in nonperforming commercial loans was partially offset by a $45,000 increase between these two dates, within the residential mortgage and consumer loan categories.

As indicated in the nonperforming asset table above, foreclosed real estate ("FRE") balances decreased $11,000 at June 30, 2016 from December 31, 2015, following two sales from the portfolio and four smaller balance additions to the portfolio during the six-month period.  There were no foreclosed commercial real estate properties at either of these two dates.  More information regarding foreclosed real estate can be found in Note 8 to our unaudited consolidated financial statements.

Fair values for commercial FRE are initially recorded based on market value evaluations by third parties, less costs to sell ("initial cost basis").  On a prospective basis, and in accordance with Accounting Standards Update 2015-04, residential FRE assets will be initially recorded at the lower of the net amount of loan receivable or the real estate's fair value less costs to sell.   Any write-downs required when the related loan receivable is exchanged for the underlying real estate collateral at the time of transfer to FRE are charged to the allowance for loan losses.  Values are derived from appraisals, similar to impaired loans, of underlying collateral or discounted cash flow analysis.  Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the initial cost basis for the FRE property.

The allowance for loan losses represents management's estimate of the probable losses inherent in the loan portfolio as of the date of the statement of condition.  The allowance for loan losses was $5.9 million and $5.7 million at June 30, 2016 and December 31, 2015, respectively.  The Company reported a decrease in the ratio of the allowance for loan losses to gross loans to 1.32% at June 30, 2016 as compared to 1.33% at December 31, 2015.  Management performs a quarterly evaluation of the allowance for loan losses based on quantitative and qualitative factors and has determined that the current level of the allowance for loan losses is adequate to absorb the losses in the loan portfolio as of June 30, 2016.

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

At June 30, 2016 and December 31, 2015, the Company had $6.1 million and $6.5 million in loans, respectively, which were deemed to be impaired, having established specific reserves of $994,000 and $960,000, respectively, on these loans.  The decrease in impaired loans between these two dates was driven by the decrease in impaired within the commercial real estate, lines of credit and other commercial and industrial loan classes aggregating $550,000, partially offset by an increase of $127,000 in 1-4 family first lien residential mortgages.  The $34,000 decrease in the specific reserves between these two dates was due to individually immaterial transactions across all loan categories, primarily related to the receipt of updated collateral value information.

Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in it being included in future impaired loan reporting.  Management has identified potential problem loans totaling $8.3 million as of June 30, 2016, as compared to $10.0 million at December 31, 2015.  These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired.  Total potential problem loans declined between these two dates, as the Company reported decreases of $1.6 million in loans rated special mention and $1.2 million in loans rated substandard, partially offset by an increase of $679,000 in loans rated doubtful.  The increase in loans classified as doubtful was due to nine residential mortgage loans which were newly categorized as such during the first six months of 2016.  These loans were rated as either special mention or substandard as of December 31, 2015.  Based on current information available at June 30, 2016, these loans were re-evaluated for their range of potential losses and reclassified accordingly.

Appraisals are obtained at the time a real estate secured loan is originated.   For commercial real estate held as collateral, the property is inspected every two years.

In the normal course of business, the Bank has infrequently sold residential mortgage loans and participation interests in commercial loans. As is typical in the industry, the Bank makes certain representations and warranties to the buyer.  The Bank maintains a quality control program for closed loans and considers the risks and uncertainties associated with potential repurchase requirements to be minimal.

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

The Company's liquidity has been enhanced by its ability to borrow from the Federal Home Loan Bank of New York ("FHLBNY"), whose competitive advance programs and lines of credit provide the Company with a safe, reliable, and convenient source of funds.  A significant decrease in deposits in the future could result in the Company having to seek other sources of funds for liquidity purposes.  Such sources could include, but are not limited to, additional borrowings, brokered deposits, negotiated time deposits, the sale of "available-for-sale" investment securities, the sale of securitized loans, or the sale of whole loans.  Such actions could result in higher interest expense and/or losses on the sale of securities or loans.

Through the first six months of 2016, as indicated in the Consolidated Statement of Cash Flows, the Company reported net cash flows from financing activities of $43.9 million generated principally by increased balances of demand, savings and money market deposit accounts.  This increase was the result of organic growth and new customer relationships within our existing marketplace concentrated in the business and municipal customer segments coupled with targeted promotions for our MMDA product.  This was invested in purchases of investment securities of $16.4 million, net of proceeds from maturities, sales and redemptions.  In addition, $20.5 million was invested in new loan generation.  Net cash flows from operating activities provided an additional $3.3 million through the first six months of 2016 resulting in an increase in cash and equivalents of $9.8 million through this time period.  As a recurring source of liquidity, the Company's investment securities provided $39.0 million in proceeds from maturities and principal reductions through the first six months of 2016.

In June 2016, the Company entered into a $26.0 million Irrevocable Stand-By Letter of Credit ("LOC") with the FHLBNY as another means of collateralizing public funds deposits.  These LOCs are conditional commitments issued by the FHLBNY to guarantee the performance of the Bank with respect to large public funds deposits. These deposits are placed with the Bank by entities, such as municipalities and other political subdivisions within the Bank's market area, and typically exceed the statutory FDIC deposit insurance limits for individual accounts. As a matter of statute, these depositors require that collateral be directly deposited by the Bank with an independent safekeeping agent, or in certain cases, that LOCs be issued by a third party that is acceptable to the depositor.  The Bank finds that, with certain depositor relationships, this method of collateralization for the benefit of the municipal depositors is more economically efficient than posting specific securities with a safekeeping agent. The Bank committed a portion of its mortgage loan portfolio as pledged collateral to the FHLBNY for the LOC.  Loans encumbered as collateral for letters of credit reduce the Bank's available liquidity position in that available borrowing capacity with the FHLBNY is decreased substantially on a dollar-for-dollar basis.

The Company has a number of existing credit facilities available to it.  At June 30, 2016, total credit available to the Company under the existing lines of credit was approximately $160.8 million at FHLBNY, the Federal Reserve Bank, and three other correspondent banks. As of June 30, 2016, the Company had $63.5 million outstanding on its existing lines of credit with $97.3 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of June 30, 2016, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

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

The Company made no repurchase of its common stock during the three months ended June 30, 2016.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer
101
The following materials from Pathfinder Bancorp, Inc. Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition (iii) Consolidated Statements of Cash flows, and (iv) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATHFINDER BANCORP, INC.
(registrant)

August 12, 2016	/s/ Thomas W. Schneider
Thomas W. Schneider
President and Chief Executive Officer

August 12, 2016	/s/ James A. Dowd
James A. Dowd
Executive Vice President and Chief Financial Officer