Form 10-Q
period 2016-09-30
Pathfinder Bancorp, Inc.
filed 2016-11-14
CIK 1609065

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2016

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

As of November 11, 2016, there were 4,229,744 shares outstanding of the registrant's common stock.

PATHFINDER BANCORP, INC.

PART I - FINANCIAL INFORMATION
Item 1 – Consolidated Financial Statements
Pathfinder Bancorp, Inc.
Consolidated Statements of Condition
(Unaudited)
	September 30,	December 31,
(In thousands, except share and per share data)	2016	2015
ASSETS:
Cash and due from banks	$9,630	$9,624
Interest earning deposits	14,033	5,621
Total cash and cash equivalents	23,663	15,245
Available-for-sale securities, at fair value	137,717	98,942
Held-to-maturity securities, at amortized cost (fair value of $46,505 and $45,515, respectively)	44,757	44,297
Federal Home Loan Bank stock, at cost	4,290	2,424
Loans	473,423	430,438
Less: Allowance for loan losses	6,126	5,706
Loans receivable, net	467,297	424,732
Premises and equipment, net	15,020	14,834
Accrued interest receivable	2,316	2,053
Foreclosed real estate	655	517
Intangible assets, net	202	214
Goodwill	4,536	4,536
Bank owned life insurance	11,391	10,615
Other assets	5,286	4,845
Total assets	$717,130	$623,254

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$480,969	$428,636
Noninterest-bearing	74,156	61,679
Total deposits	555,125	490,315
Short-term borrowings	65,100	24,800
Long-term borrowings	17,000	16,500
Subordinated loans	15,016	14,991
Accrued interest payable	76	199
Other liabilities	5,539	5,220
Total liabilities	657,856	552,025
Shareholders' equity:
Preferred stock - SBLF, par value $0.01 per share; $1,000 liquidation preference;
13,000 shares authorized; 0 shares and 13,000 shares issued and outstanding, respectively	-	13,000
Common stock, par value $0.01; 25,000,000 authorized shares;
4,373,144 and 4,353,850 shares issued and 4,229,744 and 4,353,850 shares outstanding, respectively	43	44
Additional paid in capital	27,320	28,717
Retained earnings	34,862	33,183
Accumulated other comprehensive loss	(1,942)	(2,565)
Unearned ESOP	(1,439)	(1,574)
Total Pathfinder Bancorp, Inc. shareholders' equity	58,844	70,805
Noncontrolling interest	430	424
Total equity	59,274	71,229
Total liabilities and shareholders' equity	$717,130	$623,254

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
(In thousands, except per share data)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest and dividend income:
Loans, including fees	$5,396	$4,699	$15,367	$13,649
Debt securities:
Taxable	590	519	1,727	1,494
Tax-exempt	211	186	602	573
Dividends	33	40	86	109
Federal funds sold and interest earning deposits	21	5	47	12
Total interest and dividend income	6,251	5,449	17,829	15,837
Interest expense:
Interest on deposits	612	508	1,759	1,435
Interest on short-term borrowings	86	41	137	113
Interest on long-term borrowings	61	62	204	189
Interest on subordinated loans	193	41	597	121
Total interest expense	952	652	2,697	1,858
Net interest income	5,299	4,797	15,132	13,979
Provision for loan losses	322	220	682	1,004
Net interest income after provision for loan losses	4,977	4,577	14,450	12,975
Noninterest income:
Service charges on deposit accounts	289	299	861	853
Earnings and gain on bank owned life insurance	94	250	240	400
Loan servicing fees	49	55	114	148
Net gains on sales and redemptions of investment securities	4	88	216	188
Net gains (losses) on sales of loans and foreclosed real estate	6	17	(4)	13
Debit card interchange fees	138	131	414	390
Other charges, commissions & fees	383	352	1,149	1,017
Total noninterest income	963	1,192	2,990	3,009
Noninterest expense:
Salaries and employee benefits	2,688	2,478	8,026	7,216
Building occupancy	544	535	1,432	1,479
Data processing	474	462	1,315	1,204
Professional and other services	195	206	613	654
Advertising	150	116	479	352
FDIC assessments	108	105	324	302
Audits and exams	81	58	239	179
Other expenses	562	598	1,855	1,628
Total noninterest expenses	4,802	4,558	14,283	13,014
Income before income taxes	1,138	1,211	3,157	2,970
Provision for income taxes	322	316	820	829
Net income attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	816	895	2,337	2,141
Net (loss) income attributable to noncontrolling interest	(4)	10	24	33
Net income attributable to Pathfinder Bancorp Inc.	820	885	2,313	2,108
Preferred stock dividends	-	33	16	97
Net income available to common shareholders	$820	$852	$2,297	$2,011

Earnings per common share - basic	$0.20	$0.21	$0.56	$0.49
Earnings per common share - diluted	$0.20	$0.20	$0.55	$0.48
Dividends per common share	$0.05	$0.05	$0.15	$0.11

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
(In thousands)
Net Income	$816	$895	$2,337	$2,141

Other Comprehensive Income

Retirement Plans:
Retirement plan net losses recognized in plan expenses	54	45	163	135

Unrealized holding gains on financial derivative:
Change in unrealized holding (losses) gains on financial derivative	-	(2)	2	(8)
Reclassification adjustment for interest expense included in net income	-	15	25	46
Net unrealized gain on financial derivative	-	13	27	38

Unrealized holding (losses) gains on available for sale securities
Unrealized holding (losses) gains arising during the period	(62)	594	486	181
Reclassification adjustment for net gains (losses) included in net income	4	(88)	216	(188)
Net unrealized (losses) gain on available for sale securities	(58)	506	702	(7)

Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	79	34	149	99

Other comprehensive income, before tax	75	598	1,041	265
Tax effect	(32)	(239)	(418)	(106)
Other comprehensive income, net of tax	43	359	623	159
Comprehensive income	$859	$1,254	$2,960	$2,300
Comprehensive (loss) income, attributable to noncontrolling interest	$(4)	$10	$24	$33
Comprehensive income attributable to Pathfinder Bancorp, Inc.	$863	$1,244	$2,936	$2,267

Tax Effect Allocated to Each Component of Other Comprehensive Income
Retirement plan net losses recognized in plan expenses	$(22)	$(18)	$(65)	$(54)
Change in unrealized holding gains (losses) on financial derivative	-	1	(1)	3
Reclassification adjustment for interest expense included in net income	-	(6)	(10)	(18)
Unrealized holding gains (losses) arising during the period	23	(238)	(196)	(72)
Reclassification adjustment for net (losses) gains included in net income	(1)	36	(86)	75
Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	(32)	(14)	(60)	(40)
Income tax effect related to other comprehensive income	$(32)	$(239)	$(418)	$(106)

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

Pathfinder Bancorp, Inc.
Consolidated Statements of Changes in Shareholder's Equity
Nine months ended September 30, 2016 and September 30, 2015
(Unaudited)

					Accumulated
			Additional		Other Com-		Non-
	Preferred	Common	Paid in	Retained	prehensive	Unearned	controlling
(In thousands, except share and per share data)	Stock	Stock	Capital	Earnings	Loss	ESOP	Interest	Total

Balance, January 1, 2016	$13,000	$44	$28,717	$33,183	$(2,565)	$(1,574)	$424	$71,229

Net income	-	-	-	2,313	-	-	24	2,337

Other comprehensive income, net of tax	-	-	-	-	623	-	-	623

Preferred stock redemption (13,000 shares)	(13,000)	-	-	-	-	-	-	(13,000)

Preferred stock dividends - SBLF	-	-	-	(16)	-	-	-	(16)

ESOP shares earned (18,332 shares)	-	-	82	-	-	135	-	217

Stock based compensation	-	-	170	-	-	-	-	170

Stock options exercised	-	-	105	-	-	-	-	105

Purchase of common stock shares (143,400 shares)	-	(1)	(1,754)	-	-	-	-	(1,755)

Common stock dividends declared ($0.15 per share)	-	-	-	(618)	-	-	-	(618)

Distributions from affiliates	-	-	-	-	-	-	(18)	(18)
Balance, September 30, 2016	$-	$43	$27,320	$34,862	$(1,942)	$(1,439)	$430	$59,274

Balance, January 1, 2015	$13,000	$44	$28,534	$31,085	$(2,119)	$(1,754)	$414	$69,204

Net income	-	-	-	2,108	-	-	33	2,141

Other comprehensive income, net of tax	-	-	-	-	159	-	-	159

Preferred stock dividends - SBLF	-	-	-	(97)	-	-	-	(97)

ESOP shares earned (18,332 shares)	-	-	62	-	-	135	-	197

Stock based compensation	-	-	63	-	-	-	-	63

Common stock dividends declared ($0.11 per share)	-	-	-	(454)	-	-	-	(454)

Distributions from affiliates	-	-	-	-	-	-	(33)	(33)
Balance, September 30, 2015	$13,000	$44	$28,659	$32,642	$(1,960)	$(1,619)	$414	$71,180

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	For the nine months ended September 30,
(In thousands)	2016	2015
OPERATING ACTIVITIES
Net income attributable to Pathfinder Bancorp, Inc.	$2,313	$2,108
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	682	1,004
Proceeds from sale of loans	-	69
Originations of loans held-for-sale	-	(68)
Realized losses (gains) on sales, redemptions and calls of:
Real estate acquired through foreclosure	9	(11)
Loans	(5)	(2)
Available-for-sale investment securities	(216)	(188)
Depreciation	763	760
Amortization of mortgage servicing rights	9	10
Amortization of deferred loan costs	161	125
Amortization of deferred financing from subordinated debt	25	-
Earnings and gain on bank owned life insurance	(240)	(265)
Net amortization of premiums and discounts on investment securities	866	673
Amortization of intangible assets	12	13
Stock based compensation and ESOP expense	387	260
Net change in accrued interest receivable	(263)	(233)
Net change in other assets and liabilities	(441)	15
Net cash flows from operating activities	4,062	4,270
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(124,566)	(49,220)
Purchase of investment securities held-to-maturity	(4,460)	(5,034)
Net (purchases of) proceeds from Federal Home Loan Bank stock	(1,866)	1,573
Proceeds from maturities and principal reductions of
investment securities available-for-sale	57,995	20,088
Proceeds from maturities and principal reductions of
investment securities held-to-maturity	1,024	2,378
Proceeds from sales, redemptions and calls of:
Available-for-sale investment securities	27,973	18,802
Held-to-maturity investment securities	3,000	-
Real estate acquired through foreclosure	185	284
Acquisition of insurance agency	-	(225)
Proceeds from bank owned life insurance	-	(135)
Net change in loans	(43,706)	(28,522)
Purchase of premises and equipment	(949)	(1,651)
Net cash flows from investing activities	(85,370)	(41,662)

(Continued on next page)

FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts,
money management deposit accounts, MMDA accounts and escrow deposits	60,889	61,382
Net change in time deposits and brokered deposits	3,921	19,392
Net change in short-term borrowings	40,300	(39,875)
Payments on long-term borrowings	(3,000)	(2,000)
Proceeds from long-term borrowings	3,500	5,000
Repayment of loan on cash surrender value of bank owned life insurance	(536)	-
Redemption of preferred stock - SBLF	(13,000)	-
Purchase of common stock	(1,755)	-
Proceeds from exercise of stock options	105	-
Cash dividends paid to preferred shareholder - SBLF	(49)	(97)
Cash dividends paid to common shareholders	(655)	(392)
Change in noncontrolling interest, net	6	-
Net cash flows from financing activities	89,726	43,410
Change in cash and cash equivalents	8,418	6,018
Cash and cash equivalents at beginning of period	15,245	11,356
Cash and cash equivalents at end of period	$23,663	$17,374
CASH PAID DURING THE PERIOD FOR:
Interest	$2,820	$1,871
Income taxes	970	842
NON-CASH INVESTING ACTIVITY
Real estate acquired in exchange for loans	298	519

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1:  Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc., (the "Company"), Pathfinder Bank (the "Bank") and its other wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Certain amounts in the 2015 consolidated financial statements may have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income or comprehensive income as previously reported.  Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Note 2:   New Accounting Pronouncements

On August 19, 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. This ASU specifically addresses the disclosure requirements on prepared statements of cash flow for eight types of cash receipt or cash payment transactions engaged in by business entities.  The FASB considers this Update to be an improvement on current standards as there is diversity at this time in practice in how these types of cash receipts and cash payments are presented and classified in the statement of cash flows. The new guidance is intended to reduce the current diversity in practice of how the following eight types of transactions are classified in the statement of cash flows:
•	Debt prepayment or debt extinguishment costs;
•	Settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing;
•	Contingent consideration payments made after a business combination;
•	Proceeds from the settlement of insurance claims;
•	Proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies;
•	Distributions received from equity method investees;
•	Beneficial interests in securitization transactions;
•	Separately identifiable cash flows and application of the Predominance Principle.

For public business entities, such as the Company, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method.  The Company does not expect a material impact on its consolidated financial statements of condition, results of operations, or cash flows as a result of the adoption of this Update.

Note 3:   Earnings per Common Share

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Net income available to common shareholders is net income to Pathfinder Bancorp, Inc. less the total of preferred dividends declared, if any. Diluted earnings per share include the potential dilutive effect that could occur upon the assumed exercise of issued stock options using the Treasury Stock method.  Anti-dilutive stock options, not included in the computation below, were 280,396 for the three months ended September 30, 2016 and 192,421 for the nine months ended September 30, 2016 and were -0- for the three months ended September 30, 2015 and 5,491 for the nine months ended September 30, 2015.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released to plan participants.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2016	2015	2016	2015
Basic Earnings Per Common Share
Net income available to common shareholders	$820	$852	$2,297	$2,011
Weighted average common shares outstanding	4,094	4,126	4,128	4,120
Basic earnings per common share	$0.20	$0.21	$0.56	$0.49

Diluted Earnings Per Common Share
Net income available to common shareholders	$820	$852	$2,297	$2,011
Weighted average common shares outstanding	4,094	4,126	4,128	4,120
Effect of assumed exercise of stock options	86	71	83	65
Diluted weighted average common shares outstanding	4,180	4,197	4,211	4,185
Diluted earnings per common share	$0.20	$0.20	$0.55	$0.48

Note 4:   Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	September 30, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$19,272	$4	$(6)	$19,270
State and political subdivisions	14,360	147	(33)	14,474
Corporate	15,647	130	(71)	15,706
Asset backed securities	4,318	2	-	4,320
Residential mortgage-backed - US agency	28,580	316	(16)	28,880
Collateralized mortgage obligations - US agency	46,185	209	(189)	46,205
Collateralized mortgage obligations - Private Label	6,973	-	(37)	6,936
Total	135,335	808	(352)	135,791
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	643	-	(12)	631
Large cap equity fund	456	163	-	619
Common stock - Financial services industry	663	13	-	676
Total	1,762	176	(12)	1,926
Total available-for-sale	$137,097	$984	$(364)	$137,717
Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$4,924	$133	$-	$5,057
State and political subdivisions	24,784	1,015	(18)	25,781
Corporate	5,358	97	-	5,455
Residential mortgage-backed - US agency	6,767	293	-	7,060
Collateralized mortgage obligations - US agency	2,924	228	-	3,152
Total held-to-maturity	$44,757	$1,766	$(18)	$46,505

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$21,380	$13	$(85)	$21,308
State and political subdivisions	8,198	107	(5)	8,300
Corporate	18,173	51	(96)	18,128
Residential mortgage-backed - US agency	32,740	113	(280)	32,573
Collateralized mortgage obligations - US agency	16,880	95	(142)	16,833
Collateralized mortgage obligations - Private Label	-	-	-	-
Total	97,371	379	(608)	97,142
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	643	-	(5)	638
Large cap equity fund	456	127	-	583
Common stock - Financial services industry	554	25	-	579
Total	1,653	152	(5)	1,800
Total available-for-sale	$99,024	$531	$(613)	$98,942
Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$7,860	$81	$(29)	$7,912
State and political subdivisions	21,585	881	-	22,466
Corporate	4,175	53	(3)	4,225
Residential mortgage-backed - US agency	7,763	137	(5)	7,895
Collateralized mortgage obligations - US agency	2,914	103	-	3,017
Total held-to-maturity	$44,297	$1,255	$(37)	$45,515

The amortized cost and estimated fair value of debt investments at September 30, 2016 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$10,486	$10,506	$205	$205
Due after one year through five years	26,362	26,492	10,071	10,374
Due after five years through ten years	8,716	8,798	17,428	18,102
Due after ten years	8,033	7,974	7,362	7,612
Sub-total	53,597	53,770	35,066	36,293
Residential mortgage-backed - US agency	28,580	28,880	6,767	7,060
Collateralized mortgage obligations - US agency	46,185	46,205	2,924	3,152
Collateralized mortgage obligations - Private label	6,973	6,936	-	-
Totals	$135,335	$135,791	$44,757	$46,505

The Company's investment securities' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	September 30, 2016
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale
US Treasury, agencies and GSE's	3	$(6)	$11,242	-	$-	$-	3	$(6)	$11,242
State and political subdivisions	17	(33)	4,820	-	-	-	17	(33)	4,820
Corporate	3	(71)	4,823	-	-	-	3	(71)	4,823
Equity and other investments	1	(12)	631	-	-	-	1	(12)	631
Residential mortgage-backed - US agency	2	(16)	3,115	-	-	-	2	(16)	3,115
Collateralized mortgage obligations - US agency	14	(164)	22,723	4	(25)	2,740	18	(189)	25,463
Collateralized mortgage obligations - Private label	3	(37)	3,505	-	-	-	3	(37)	3,505
Totals	43	$(339)	$50,859	4	$(25)	$2,740	47	$(364)	$53,599
Held-to-Maturity
US Treasury, agencies and GSE's	-	$-	$-	-	$-	$-	-	$-	$-
State and political subdivisions	2	(18)	2,037				2	(18)	2,037
Corporate	-	-	-	-	-	-	-	-	-
Residential mortgage-backed - US agency	-	-	-	-	-	-	-	-	-
Totals	2	$(18)	$2,037	-	$-	$-	2	$(18)	$2,037

	December 31, 2015
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale
US Treasury, agencies and GSE's	9	$(70)	$13,382	1	$(15)	$984	10	$(85)	$14,366
State and political subdivisions	13	(4)	1,894	3	(1)	339	16	(5)	2,233
Corporate	10	(57)	8,123	2	(39)	2,820	12	(96)	10,943
Equity and other investments	1	(5)	638	-	-	-	1	(5)	638
Residential mortgage-backed - US agency	14	(148)	20,204	5	(132)	4,812	19	(280)	25,016
Collateralized mortgage obligations - US agency	6	(80)	8,618	3	(62)	1,789	9	(142)	10,407
Collateralized mortgage obligations - Private label	-	-	-	-	-	-	-	-	-
Totals	53	$(364)	$52,859	14	$(249)	$10,744	67	$(613)	$63,603
Held-to-Maturity
US Treasury, agencies and GSE's	2	$(29)	$2,970	-	$-	$-	2	$(29)	$2,970
Corporate	1	(3)	225	-	-	-	1	(3)	225
Residential mortgage-backed - US agency	1	(5)	795	-	-	-	1	(5)	795
Totals	4	$(37)	$3,990	-	$-	$-	4	$(37)	$3,990

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

Management does not believe any individual unrealized loss in the securities portfolio as of September 30, 2016 represents OTTI.  With the exception of certain individually small municipal bond issuances, all securities are rated above the lowest tier of investment grade by one or more nationally recognized statistical rating organizations (NRSRO) with the exception of three corporate securities that are rated at the lowest level of investment grade and three structured credit issuances, acquired in 2016, that are unrated.

Seventeen municipal securities, categorized as available-for-sale, have been in a loss position for seven months or less at September 30, 2016.  Each of these has a relatively insignificant unrealized loss position.  For the group, losses range from 0.01% to 1.79% of their current book values.  None of these municipal securities are deemed to have any credit impairment at the reporting date.

Two municipal securities, categorized as held-to-maturity, have been in a loss position for two months or less at September 30, 2016.  The securities are rated AA and AA+, respectively by Standard & Poors.  Each of these two securities has a relatively insignificant unrealized loss position with losses of 0.80% and 1.03%, respectively.  Neither of these municipal securities are deemed to have any credit impairment at the reporting date.

Three corporate securities, categorized as available-for-sale, have been in a loss position for two months or less, with the largest loss position being 2.18% of current book value.  The three securities are rated BBB+, A, and A+ by Standard & Poors, respectively, and are not deemed to have any credit impairment at the reporting date.

The unrealized losses reported pertaining to securities issued by the U.S. Government and its sponsored entities, include three agency, two residential mortgage-backed and 14 collateralized mortgage obligations issued by GNMA, FNMA, FHLMC, FHLB and FFCB.  These entities are currently rated Aaa by Moody's Investor Services and AA+ by Standard and Poors.  GNMA securities carry explicit guarantees by the U.S. Government as to timely repayment of principal and securities issued by the other agencies listed above are implicitly guaranteed by the U.S. Government.  The unrealized losses reflected are primarily attributable to changes in interest rates since the securities were acquired.  The company does not intend to sell these securities, nor is it more likely than not, that the company will be required to sell these securities prior to recovery of the amortized cost.  As such, management does not believe any individual unrealized loss as of September 30, 2016 represents OTTI.

Three private-label mortgage-backed securities, acquired in 2016, have been in a loss position for five months or less at September 30, 2016. The largest loss position among the three securities is 1.42% of current book value. One of these securities is rated Aa1 by Moody's and the other two are not an NRSRO.  Management monitors their performance regularly and the securities are not deemed to have any credit-related impairment at September 30, 2016.

Finally, one equity investment has a small unrealized loss of 1.92% of its book value at September 30, 2016.  This investment is a mutual fund comprised primarily of short-duration adjustable-rate residential mortgage-backed securities.  Management has reviewed the composition of the portfolio and determined that no credit-related impairment is present.  In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the length of time the equity security's fair value has been below the carrying amount. Management has determined that we have the intent and ability to retain the equity securities for a sufficient period of time to allow for recovery.

Gross realized gains (losses) on sales of securities for the indicated periods are detailed below:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2016	2015	2016	2015
Realized gains	$4	$88	$233	$198
Realized losses	-	-	(17)	(10)
	$4	$88	$216	$188

As of September 30, 2016 and December 31, 2015, securities with a fair value of $103.2 million and $89.7 million, respectively, were pledged to collateralize certain municipal deposit relationships.  As of the same dates, securities with a fair value of $15.9 million and $17.8 million were pledged against certain borrowing arrangements.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little exposure exists to sub-prime or other high-risk residential mortgages.  With limited exceptions in the Company's investment portfolio involving the most senior tranches of securitized bonds, the Company is not in the practice of investing in, or originating, these types of investments or loans.

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

The composition of net periodic pension plan and postretirement plan costs for the indicated periods is as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	For the three months ended September 30,				For the nine months ended September 30,
(In thousands)	2016	2015	2016	2015	2016	2015	2016	2015

Service cost	$-	$-	$-	$-	$-	$-	$-	$-
Interest cost	116	117	2	4	348	351	6	13
Expected return on plan assets	(238)	(244)	-	-	(714)	(731)	-	-
Amortization of net losses	56	45	(2)	-	169	135	(6)	-
Net periodic benefit plan (benefit) cost	$(66)	$(82)	$-	$4	$(197)	$(245)	$-	$13

The Company will evaluate the need for further contributions to the defined benefit pension plan during 2016.  The prepaid pension asset is recorded in other assets on the statement of condition as of September 30, 2016 and December 31, 2015.

Note 6: Loans

Major classifications of loans at the indicated dates are as follows:

	September 30,	December 31,
(In thousands)	2016	2015
Residential mortgage loans:
1-4 family first-lien residential mortgages	$193,704	$181,792
Construction	5,936	7,924
Total residential mortgage loans	199,640	189,716

Commercial loans:
Real estate	142,914	129,506
Lines of credit	20,953	19,035
Other commercial and industrial	67,414	54,899
Tax exempt loans	12,715	9,081
Total commercial loans	243,996	212,521

Consumer loans:
Home equity and junior liens	24,186	23,463
Other consumer	5,816	4,886
Total consumer loans	30,002	28,349

Total loans	473,638	430,586
Net deferred loan fees	(215)	(148)
Less allowance for loan losses	(6,126)	(5,706)
Loans receivable, net	$467,297	$424,732

The Company originates residential mortgage, commercial, and consumer loans largely to customers throughout Oswego and Onondaga counties. Although the Company has a diversified loan portfolio, a substantial portion of its borrowers' abilities to honor their loan contracts is dependent upon the counties' employment and economic conditions.

As of September 30, 2016 and December 31, 2015, residential mortgage loans with a carrying value of $136.7 million and $125.8 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York ("FHLBNY") under a blanket collateral agreement to secure the Company's line of credit and term borrowings.

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
Other consumer

The following tables present the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	As of September 30, 2016
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$190,204	$796	$1,540	$1,164	$193,704
Construction	5,936	-	-	-	5,936
Total residential mortgage loans	196,140	796	1,540	1,164	199,640
Commercial loans:
Real estate	135,670	2,158	5,086	-	142,914
Lines of credit	19,964	574	415	-	20,953
Other commercial and industrial	66,573	516	320	5	67,414
Tax exempt loans	12,715	-	-	-	12,715
Total commercial loans	234,922	3,248	5,821	5	243,996
Consumer loans:
Home equity and junior liens	23,725	98	210	153	24,186
Other consumer	5,703	5	64	44	5,816
Total consumer loans	29,428	103	274	197	30,002
Total loans	$460,490	$4,147	$7,635	$1,366	$473,638

	As of December 31, 2015
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$177,244	$1,375	$2,425	$748	$181,792
Construction	7,924	-	-	-	7,924
Total residential mortgage loans	185,168	1,375	2,425	748	189,716
Commercial loans:
Real estate	121,283	4,345	3,878	-	129,506
Lines of credit	17,358	1,469	208	-	19,035
Other commercial and industrial	53,540	848	504	7	54,899
Tax exempt loans	9,081	-	-	-	9,081
Total commercial loans	201,262	6,662	4,590	7	212,521
Consumer loans:
Home equity and junior liens	22,780	182	287	214	23,463
Other consumer	4,840	31	15	-	4,886
Total consumer loans	27,620	213	302	214	28,349
Total loans	$414,050	$8,250	$7,317	$969	$430,586

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

An age analysis of past due loans, not including net deferred loan costs, segregated by portfolio segment and class of loans, as of September 30, 2016 and December 31, 2015, are detailed in the following tables:

	As of September 30, 2016
	30-59 Days	60-89 Days	90 Days
	Past Due	Past Due	and Over	Total		Total Loans
(In thousands)	And Accruing	And Accruing		Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,182	$711	$1,335	$4,228	$189,476	$193,704
Construction	-	-	-	-	5,936	5,936
Total residential mortgage loans	2,182	711	1,335	4,228	195,412	199,640
Commercial loans:
Real estate	604	495	1,889	2,988	139,926	142,914
Lines of credit	-	-	-	-	20,953	20,953
Other commercial and industrial	445	-	264	709	66,705	67,414
Tax exempt loans	-	-	-	-	12,715	12,715
Total commercial loans	1,049	495	2,153	3,697	240,299	243,996
Consumer loans:
Home equity and junior liens	76	-	345	421	23,765	24,186
Other consumer	25	11	56	92	5,724	5,816
Total consumer loans	101	11	401	513	29,489	30,002
Total loans	$3,332	$1,217	$3,889	$8,438	$465,200	$473,638

	As of December 31, 2015
	30-59 Days	60-89 Days	90 Days
	Past Due	Past Due	and Over	Total		Total Loans
(In thousands)	And Accruing	And Accruing		Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,115	$808	$1,715	$3,638	$178,154	$181,792
Construction	-	-	-	-	7,924	7,924
Total residential mortgage loans	1,115	808	1,715	3,638	186,078	189,716
Commercial loans:
Real estate	940	135	2,694	3,769	125,737	129,506
Lines of credit	20	-	174	194	18,841	19,035
Other commercial and industrial	159	216	370	745	54,154	54,899
Tax exempt loans	-	-	-	-	9,081	9,081
Total commercial loans	1,119	351	3,238	4,708	207,813	212,521
Consumer loans:
Home equity and junior liens	132	-	360	492	22,971	23,463
Other consumer	14	15	5	34	4,852	4,886
Total consumer loans	146	15	365	526	27,823	28,349
Total loans	$2,380	$1,174	$5,318	$8,872	$421,714	$430,586

Nonaccrual loans, segregated by class of loan, were as follows:

	September 30,	December 31,
(In thousands)	2016	2015
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,335	$1,715
	1,335	1,715
Commercial loans:
Real estate	1,889	2,694
Lines of credit	-	174
Other commercial and industrial	264	370
	2,153	3,238
Consumer loans:
Home equity and junior liens	345	360
Other consumer	56	5
	401	365
Total nonaccrual loans	$3,889	$5,318

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

The Company is required to disclose new TDRs for each reporting period for which an income statement is being presented.  Pre-modification outstanding recorded investment is the principal loan balance less the provision for loan losses before the loan was modified as a TDR.  Post-modification outstanding recorded investment is the principal balance less the provision for loan losses after the loan was modified as a TDR.  Additional provision for loan losses is the change in the allowance for loan losses between the pre-modification outstanding recorded investment and post-modification outstanding recorded investment.

The Company has determined that there were no new TDRs for the three months ended September 30, 2016 and 2015.

The tables below detail loans that have been modified as TDRs for the nine months ended September 30, 2016 and 2015.
	For the nine months ended September 30, 2016
(In thousands)	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Additional provision for loan losses
Collectively evaluated for impairment:
Residential mortgage loans	2	$97	$100	$-

The TDRs collectively evaluated for impairment were included in the general loan loss allocation and qualitative review and the impact on the allowance for loan losses was immaterial.

	For the nine months ended September 30, 2015
(In thousands)	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Additional provision for loan losses
Individually evaluated for impairment:
Commercial real estate loans	1	$678	$324	$354

Collectively evaluated for impairment:
Residential mortgage loans	2	$69	$79	$-

The TDR individually evaluated for impairment has been classified as a TDR due to the economic concessions granted, which included extended payment terms without an associated increase in collateral.  The Company was required to increase the specific reserve against this loan by an additional $354,000, which was a component of the provision for loan losses in the second quarter of 2015.  The TDRs collectively evaluated for impairment were included in the general loan loss allocation and qualitative review and the impact on the allowance for loan losses was immaterial.

The Company is required to disclose loans that have been modified as TDRs within the previous 12 months in which there was payment default after the restructuring.  The Company defines payment default as any loans 90 days past due on contractual payments.

The Company had no loans that had been modified as TDRs during the twelve months prior to September 30, 2016, which had subsequently defaulted during the nine months ended September 30, 2016.

The Company had no loans that had been modified as TDRs during the twelve months prior to September 30, 2015, which had subsequently defaulted during the nine months ended September 30, 2015.

When the Company modifies a loan within a portfolio segment that is individually evaluated for impairment, a potential impairment is analyzed either based on the present value of the expected future cash flows discounted at the interest rate of the original loan terms or the fair value of the collateral less costs to sell. If it is determined that the value of the loan is less than its recorded investment, then impairment is recognized as a component of the provision for loan losses, an associated increase to the allowance for loan losses or as a charge-off to the allowance for loan losses in the current period.

Impaired Loans

The following tables summarize impaired loan information by portfolio class at the indicated dates:

	September 30, 2016			December 31, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$467	$467	$-	$473	$473	$-
Commercial real estate	1,648	1,738	-	2,580	2,709	-
Commercial lines of credit	409	409	-	574	597	-
Other commercial and industrial	371	371	-	536	569	-
Home equity and junior liens	272	272	-	187	187	-
Other consumer	1	2	-	5	6	-
With an allowance recorded:
1-4 family first-lien residential mortgages	129	143	37	-	-	-
Commercial real estate	1,877	2,008	835	1,850	1,963	760
Commercial lines of credit	5	5	5	5	5	5
Other commercial and industrial	172	189	141	224	230	193
Home equity and junior liens	6	7	6	101	101	2
Other consumer	-	-	-	-	-	-
Total:
1-4 family first-lien residential mortgages	596	610	37	473	473	-
Commercial real estate	3,525	3,746	835	4,430	4,672	760
Commercial lines of credit	414	414	5	579	602	5
Other commercial and industrial	543	560	141	760	799	193
Home equity and junior liens	278	279	6	288	288	2
Other consumer	1	2	-	5	6	-
Totals	$5,357	$5,611	$1,024	$6,535	$6,840	$960

The following table presents the average recorded investment in impaired loans for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
1-4 family first-lien residential mortgages	$598	$477	$568	$720
Commercial real estate	3,884	4,669	4,138	4,820
Commercial lines of credit	414	635	499	505
Other commercial and industrial	552	941	649	813
Home equity and junior liens	282	292	285	310
Other consumer	2	7	3	9
Total	$5,732	$7,021	$6,142	$7,177

The following table presents the cash basis interest income recognized on impaired loans for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
1-4 family first-lien residential mortgages	$7	$4	$19	$13
Commercial real estate	22	21	74	71
Commercial lines of credit	1	(3)	1	4
Other commercial and industrial	19	5	40	23
Home equity and junior liens	2	-	6	4
Other consumer	-	-	-	-
Total	$51	$27	$140	$115

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

	For the three months ended September 30, 2016
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$627	$-	$3,071	$405	$1,241
Charge-offs	(114)	-	-	-	-
Recoveries	1	-	7	1	5
Provisions	119	-	203	(22)	67
Ending balance	$633	$-	$3,281	$384	$1,313
Ending balance: related to loans
individually evaluated for impairment	37	-	835	5	141
Ending balance: related to loans
collectively evaluated for impairment	$596	$-	$2,446	$379	$1,172

Loans receivables:
Ending balance	$193,704	$5,936	$142,914	$20,953	$67,414
Ending balance: individually
evaluated for impairment	596	-	3,525	414	543
Ending balance: collectively
evaluated for impairment	$193,108	$5,936	$139,389	$20,539	$66,871

		Home equity	Other
	Municipal	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$350	$147	$88	$5,930
Charge-offs	-	(26)	(19)	-	(159)
Recoveries	-	6	13	-	33
Provisions	2	27	14	(88)	322
Ending balance	$3	$357	$155	$-	$6,126
Ending balance: related to loans
individually evaluated for impairment	-	6	-	-	1,024
Ending balance: related to loans
collectively evaluated for impairment	$3	$351	$155	$-	$5,102

Loans receivables:
Ending balance	$12,715	$24,186	$5,816		$473,638
Ending balance: individually
evaluated for impairment	-	278	1		5,357
Ending balance: collectively
evaluated for impairment	$12,715	$23,908	$5,815		$468,281

	For the nine months ended September 30, 2016
	1-4 family
	first-lien				Other
	residential		Commercial	Commercial	commercial
(In thousands)	mortgage	Construction	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$581	$-	$2,983	$401	$1,270
Charge-offs	(144)	-	-	(43)	-
Recoveries	2	-	7	10	12
Provisions	194	-	291	16	31
Ending balance	$633	$-	$3,281	$384	$1,313

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$3	$350	$118	$-	$5,706
Charge-offs	-	(115)	(38)	-	(340)
Recoveries	-	9	38	-	78
Provisions	-	113	37	-	682
Ending balance	$3	$357	$155	$-	$6,126

	For the three months ended September 30, 2015
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$544	$-	$3,288	$517	$1,110
Charge-offs	(21)	-	(195)	(150)	-
Recoveries	2	-	-	-	2
Provisions	(13)	-	(62)	3	(55)
Ending balance	$512	$-	$3,031	$370	$1,057
Ending balance: related to loans
individually evaluated for impairment	-	-	826	-	209
Ending balance: related to loans
collectively evaluated for impairment	$512	$-	$2,205	$370	$848

Loans receivables:
Ending balance	$179,146	$6,804	$126,931	$18,327	$46,901
Ending balance: individually
evaluated for impairment	476	-	4,522	657	929
Ending balance: collectively
evaluated for impairment	$178,670	$6,804	$122,409	$17,670	$45,972

		Home equity	Other
	Municipal	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$5	$331	$105	$-	$5,900
Charge-offs	-	(11)	(28)	-	(405)
Recoveries	-	1	12	-	17
Provisions	(1)	7	18	323	220
Ending balance	$4	$328	$107	$323	$5,732
Ending balance: related to loans
individually evaluated for impairment	-	3	-	-	1,038
Ending balance: related to loans
collectively evaluated for impairment	$4	$325	$107	$323	$4,694

Loans receivables:
Ending balance	$9,195	$22,850	$4,807		$414,961
Ending balance: individually
evaluated for impairment	-	290	7		6,881
Ending balance: collectively
evaluated for impairment	$9,195	$22,560	$4,800		$408,080

	For the nine months ended September 30, 2015
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$509	$-	$2,801	$460	$1,034
Charge-offs	(186)	-	(224)	(160)	(108)
Recoveries	40	-	-	36	7
Provisions	149	-	454	34	124
Ending balance	$512	$-	$3,031	$370	$1,057

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$3	$388	$98	$56	$5,349
Charge-offs	-	(11)	(60)	-	(749)
Recoveries	-	8	37	-	128
Provisions	1	(57)	32	267	1,004
Ending balance	$4	$328	$107	$323	$5,732

The Company's methodology for determining its allowance for loan losses includes an analysis of qualitative factors that are added to the historical loss rates in arriving at the total allowance for loan losses needed for this general pool of loans.  The qualitative factors include:

•	Changes in national and local economic trends;
•	The rate of growth in the portfolio;
•	Trends of delinquencies and nonaccrual balances;
•	Changes in loan policy; and
•	Changes in lending management experience and related staffing.
Each factor is assigned a value to reflect improving, stable or declining conditions based on management's best judgment using relevant information available at the time of the evaluation.  These qualitative factors, applied to each product class, make the evaluation inherently subjective, as it requires material estimates that may be susceptible to significant revision as more information becomes available.  Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan losses analysis and calculation.

The allocation of the allowance for loan losses summarized on the basis of the Company's calculation methodology was as follows:

September 30, 2016
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$37	$-	$835	$5	$141
Historical loss rate	79	-	84	40	52
Qualitative factors	517	-	2,362	339	1,120
Total	$633	$-	$3,281	$384	$1,313

		Home equity	Other
(In thousands)	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$6	$-	$-	$1,024
Historical loss rate	-	35	23	-	313
Qualitative factors	3	316	132	-	4,789
Total	$3	$357	$155	$-	$6,126

December 31, 2015
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$-	$-	$760	$5	$193
Historical loss rate	70	-	97	49	54
Qualitative factors	511	-	2,126	347	1,023
Total	$581	$-	$2,983	$401	$1,270

		Home equity	Other
(In thousands)	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$2	$-	$-	$960
Historical loss rate	-	26	25	-	321
Qualitative factors	3	322	93	-	4,425
Total	$3	$350	$118	$-	$5,706

Note 8:  Foreclosed Real Estate

The Company is required to disclose the carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession of the property at each reporting period.

		September 30,		December 31,
(Dollars in thousands)	Number of properties	2016	Number of properties	2015
Foreclosed residential real estate	8	$320	2	$182

At September 30, 2016, the Company reported $665,000 in residential real estate loans in the process of foreclosure.

Note 9:   Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  The Company had $1.9 million of standby letters of credit as of September 30, 2016.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.   The fair value of standby letters of credit was not significant to the Company's consolidated financial statements.

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

The Company used the following methods and significant assumptions to estimate fair value:

Investment securities:  The fair values of securities available-for-sale are obtained from an independent third party and are based on quoted prices on nationally recognized securities exchanges where available (Level 1).  If quoted prices are not available, fair values are measured by utilizing matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2).  Management made no adjustment to the fair value quotes that were received from the independent third party pricing service.  During the third quarter of 2015, the Company purchased $313,000 of the common stock of a community-based financial institution that conducts its operations outside of the Company's primary market area.  During the second quarter of 2016, the Company purchased an additional $130,000 of this common stock. The first purchase was in conjunction with a capital raise by the financial institution that attracted multiple investors and the second purchase was made in a private sale. The stock of this financial institution is not traded on any exchange and there are no quoted market prices available for this security (Level 3).  Management has reviewed the results of the financial operations of the financial institution for the quarter ended September 30, 2016 and has concluded that this investment was appropriately valued at the acquisition cost of its most recent purchase, which was considered to be its fair value as of the measurement date.

Interest rate swap derivative:  The fair value of the interest rate swap derivative is obtained from a third party pricing agent and is calculated based on a discounted cash flow model. All future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date.  The curve utilized for discounting and projecting is built by obtaining publicly available third party market quotes for various swap maturity terms, and therefore is classified within Level 2 of the fair value hierarchy.  The swap agreement presented in the accompanying financial statements expired in the second quarter of 2016 and was not renewed.

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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	September 30, 2016
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-sale portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$19,270	$-	$19,270
State and political subdivisions	-	14,474	-	14,474
Corporate	-	15,706	-	15,706
Asset backed securities	-	4,320	-	4,320
Residential mortgage-backed - US agency	-	28,880	-	28,880
Collateralized mortgage obligations - US agency	-	46,205	-	46,205
Collateralized mortgage obligations - Private label	-	6,936	-	6,936
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	631	-	-	631
Large cap equity fund	619	-	-	619
Common stock - Financial services industry	-	220	456	676
Total available-for-sale securities	$1,250	$136,011	$456	$137,717

Interest rate swap derivative	$-	$-	$-	$-

	December 31, 2015
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-sale portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$21,308	$-	$21,308
State and political subdivisions	-	8,300	-	8,300
Corporate	-	18,128	-	18,128
Residential mortgage-backed - US agency	-	32,573	-	32,573
Collateralized mortgage obligations - US agency	-	16,833	-	16,833
Collateralized mortgage obligations - Private label	-	-	-	-
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	638	-	-	638
Large cap equity fund	583	-	-	583
Common stock - Financial services industry	46	220	313	579
Total available-for-sale securities	$1,267	$97,362	$313	$98,942

Interest rate swap derivative	$-	$(27)	$-	$(27)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended September 30, 2016 were as follows:

(In thousands)	Common Stock - Financial Services Industry

Balance - June 30, 2016	$443
Total gains realized/unrealized:
Included in earnings	-
Included in other comprehensive income	13
Settlements	-
Sales	-
Balance - September 30, 2016	$456
Changes in unrealized gains included in earnings related to assets still held at September 30, 2016	$-

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the nine months ended September 30, 2016 were as follows:
(In thousands)	Common Stock - Financial Services Industry

Balance - December 31, 2015	$313
Total gains realized/unrealized:
Included in earnings	-
Included in other comprehensive income	13
Settlements	130
Sales	-
Balance - September 30, 2016	$456
Changes in unrealized gains included in earnings related to assets still held at September 30, 2016	$-

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company's investments that are categorized within Level 3 of the fair value hierarchy at the indicated dates:

(In thousands)	At September 30, 2016
Investment Type	Fair Value	Valuation Techniques	Unobservable Input	Weight
Common Stock - Financial Services Industry	$456	Inputs to comparables	Weight ascribed to comparable companies	100%

(In thousands)	At December 31, 2015
Investment Type	Fair Value	Valuation Techniques	Unobservable Input	Weight
Common Stock - Financial Services Industry	$313	Inputs to comparables	Weight ascribed to comparable companies	100%

Pathfinder Bank had the following assets measured at fair value on a nonrecurring basis as of September 30, 2016 and December 31, 2015:

		September 30, 2016
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$444	$444
Foreclosed real estate	$-	$-	$320	$320

		December 31, 2015
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$1,070	$1,070
Foreclosed real estate	$-	$-	$360	$360

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at the indicated dates.

Quantitative Information about Level 3 Fair Value Measurements

	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At September 30, 2016
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 10% (5%)
	(Sales Approach)	Costs to Sell	7% - 13% (11%)
Discounted Cash Flow

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15% (15%)
	(Sales Approach)	Costs to Sell	6% - 8% (7%)

Quantitative Information about Level 3 Fair Value Measurements

	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2015
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 10% (8%)
	(Sales Approach)	Costs to Sell	8% - 15% (14%)
Discounted Cash Flow

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15% (15%)
	(Sales Approach)	Costs to Sell	6% - 8% (7%)

There have been no transfers of assets into or out of any fair value measurement level during the quarter ended September 30, 2016.

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

Investment securities – The fair values of securities available-for-sale and held-to-maturity are obtained from an independent third party and are based on quoted prices on nationally recognized exchange where available (Level 1).  If quoted prices are not available, fair values are measured by utilizing matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities, but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2).  Management made no adjustment to the fair value quotes that were received from the independent third party pricing service.  During the third quarter of 2015, the Company purchased $313,000 of the common stock of a community-based financial institution that conducts its operations outside of the Company's primary market area.  During the second quarter of 2016, the Company purchased an additional $130,000 of this common stock. The first purchase was in conjunction with a capital raise by the financial institution that attracted multiple investors and the second purchase was made in a private sale. The stock of this financial institution is not traded on any exchange and there are no quoted market prices available for this security (Level 3).  Management has reviewed the results of the financial operations of the financial institution for the quarter ended September 30, 2016 and has concluded that this investment was appropriately valued at the acquisition cost of its most recent purchase, which was considered to be its fair value as of the measurement date.

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

Interest rate swap derivative – The fair value of the interest rate swap derivative is obtained from a third party pricing agent and is calculated based on a discounted cash flow model. All future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date.  The curve utilized for discounting and projecting is built by obtaining publicly available third party market quotes for various swap maturity terms, and therefore is classified within Level 2 of the fair value hierarchy.  The swap agreement presented in the accompanying financial statements expired in the second quarter of 2016 and was not renewed.

The carrying amounts and fair values of the Company's financial instruments as of the indicated dates are presented in the following table:

		September 30, 2016		December 31, 2015
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$23,663	$23,663	$15,245	$15,245
Investment securities - available-for-sale	1	1,250	1,250	1,267	1,267
Investment securities - available-for-sale	2	136,011	136,011	97,362	97,362
Investment securities - available-for-sale	3	456	456	313	313
Investment securities - held-to-maturity	2	44,757	46,505	44,297	45,515
Federal Home Loan Bank stock	2	4,290	4,290	2,424	2,424
Net loans	3	467,297	473,613	424,732	428,410
Accrued interest receivable	1	2,316	2,316	2,053	2,053

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$405,694	$405,694	$343,853	$343,853
Time Deposits	2	149,431	150,283	146,462	146,158
Borrowings	2	82,100	82,243	41,300	41,282
Subordinated loans	2	15,016	13,991	14,991	14,027
Accrued interest payable	1	76	76	199	199
Interest rate swap derivative	2	-	-	27	27

Note 11:   Interest Rate Derivatives

Derivative instruments are entered into by the Company primarily as a risk management tool.  Financial derivatives are recorded at fair value as other liabilities.  The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability are recognized currently in earnings.  For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in other comprehensive income and subsequently reclassified to earnings as the hedged transaction impacts net income.  Any ineffective portion of a cash flow hedge is recognized currently in earnings.  See Note 10 for further discussion of the fair value of the interest rate derivative.

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

The following table summarizes the fair value of the outstanding derivative and its presentation on the statements of condition:

(In thousands)	September 30, 2016	December 31, 2015
Cash flow hedge:
Other liabilities	$-	$27

The change in accumulated other comprehensive loss on a pretax basis and the impact on earnings from the interest rate swap that qualifies as a cash flow hedge for the periods indicated below were as follows:

	Three months ended September 30,
(In thousands)	2016	2015
Balance as of June 30:	$-	$(57)
Amount of (gains) recognized in other comprehensive income	-	(2)
Amount of loss reclassified from other comprehensive income
and recognized as interest expense	-	15
Balance as of September 30:	$-	$(44)

	Nine months ended September 30,
(In thousands)	2016	2015
Balance as of December 31:	$(27)	$(82)
Amount of losses (gains) recognized in other comprehensive income	2	(8)
Amount of loss reclassified from other comprehensive income
and recognized as interest expense	25	46
Balance as of September 30:	$-	$(44)

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

	For the three months ended September 30, 2016
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Financial Derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(1,779)	$-	$406	$(612)	$(1,985)
Other comprehensive (loss) income before reclassifications	-	-	(39)	47	8
Amounts reclassified from AOCI	33	-	2	-	35
Ending balance	$(1,746)	$-	$369	$(565)	$(1,942)

	For the nine months ended September 30, 2016
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Financial derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(1,844)	$(16)	$(51)	$(654)	$(2,565)
Other comprehensive income before reclassifications	-	1	290	89	380
Amounts reclassified from AOCI	98	15	130	-	243
Ending balance	$(1,746)	$-	$369	$(565)	$(1,942)

	For the three months ended September 30, 2015
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Financial derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(1,740)	$(34)	$149	$(694)	$(2,319)
Other comprehensive (loss) income before reclassifications	-	(1)	356	20	375
Amounts reclassified from AOCI	27	9	(52)	-	(16)
Ending balance	$(1,713)	$(26)	$453	$(674)	$(1,960)

	For the nine months ended September 30, 2015
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Financial derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Securities reclassified from AFS to HTM	Total
Beginning balance	$(1,794)	$(49)	$457	$(733)	(2,119)
Other comprehensive (loss) income before reclassifications	-	(5)	109	59	163
Amounts reclassified from AOCI	81	28	(113)	-	(4)
Ending balance	$(1,713)	$(26)	$453	$(674)	$(1,960)

 The following table presents the amounts reclassified out of each component of AOCI for the indicated period:

	Amount Reclassified			Amount Reclassified
	from AOCI[1]			from AOCI[1]
	(Unaudited)			(Unaudited)
(In thousands)	For the three months ended			For the nine months ended
Details about AOCI[1] components	September 30, 2016	September 30, 2015	Affected Line Item in the Statement of Income	September 30, 2016	September 30, 2015

Unrealized holding gain on financial derivative:
Reclassification adjustment for
interest expense included in net income	$-	$(15)	Interest on long term borrowings	$(25)	$(46)
	-	6	Provision for income taxes	10	18
	$-	$(9)	Net Income	$(15)	$(28)
Retirement plan items
Retirement plan net losses
recognized in plan expenses[2]	$(54)	$(45)	Salaries and employee benefits	$(163)	$(135)
	22	18	Provision for income taxes	65	54
	$(32)	$(27)	Net Income	$(98)	$(81)

Available-for-sale securities
Realized gain on sale of securities	$(4)	$88	Net gains on sales and redemptions of investment securities	$(216)	$188
	1	(36)	Provision for income taxes	86	(75)
	$(3)	$52	Net Income	$(130)	$113

[1] Amounts in parentheses indicates debits in net income.
[2] These items are included in net periodic pension cost.
See Note 5 for additional information.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

General

The Company is a Maryland corporation headquartered in Oswego, New York.  The primary business of the Company is its investment in Pathfinder Bank (the "Bank"), a New York State chartered commercial bank, which is 100% owned by the Company and the Company is 100% owned by public shareholders.  The Bank has three wholly owned operating subsidiaries, Pathfinder Risk Management Company, Inc. ("PRMC"), Pathfinder REIT, Inc. and Whispering Oaks Development Corp. All significant inter-company accounts and activity have been eliminated in consolidation.  Although the Company owns, through its subsidiary PRMC, 51% of the membership interest in FitzGibbons Agency, LLC ("FitzGibbons"), the Company is required to consolidate 100% of FitzGibbons within the consolidated financial statements.  The 49% of which the Company does not own is accounted for separately as noncontrolling interests within the consolidated financial statements.  At September 30, 2016, the Company and subsidiaries had total assets of $717.1 million, total liabilities of $657.9 million and shareholders' equity of $58.8 million plus noncontrolling interest of $430,000, which represents the 49% of FitzGibbons not owned by the Company.

The following discussion reviews the Company's financial condition at September 30, 2016 and the results of operations for the three and nine month periods ended September 30, 2016 and 2015. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Application of Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow practices within the banking industry.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.  Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.  Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value or when an asset or liability needs to be recorded contingent upon a future event.  Carrying assets and liabilities at fair value inherently results in more financial statement volatility.  The fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices or are provided by other third-party sources, when available.  When third party information is not available, valuation adjustments are estimated in good faith by management.

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

Deferred income tax assets and liabilities are determined using the liability method.  Under this method, the net deferred tax asset or liability is recognized for the future tax consequences.  This is attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating and capital loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The affect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  If current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established.  The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.  Valuation allowances of $243,000 and $265,000 were maintained at September 30, 2016 and December 31, 2015, respectively, as management believes it may not generate sufficient capital gains to offset its capital loss carry forward.  The Company's effective tax rate differs from the statutory rate due primarily to non-taxable income from specific types of investment securities and loans, and bank owned life insurance.

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

Recent Events

On September 22, 2016, the Company announced that its Board of Directors declared a quarterly dividend of $0.05 per common share.  The dividend is payable on November 4, 2016 to shareholders of record on October 14, 2016.

Overview and Results of Operations

The following represents the significant highlights of the Company's operating results between the third quarter of 2016 and the third quarter of 2015.

•	Net income declined $65,000, or 7.3%, to $820,000.
•	Net income available to common shareholders declined $32,000, or 3.8%, to $820,000.
•	Basic earnings per share declined $0.01 per share due to the decline in net income.
•	Diluted earnings per share remained constant at $0.20 per share as the decline in net income was substantially offset by a decline in the weighted number of shares outstanding.
•	Return on average assets decreased 10 basis points to 0.49%.
•	Net interest income, after provision for loan losses, increased 8.7% to $5.0 million.
•	Net interest margin decreased by 11 basis points to 3.28%, but this reduction in earnings was more than offset by the increase in average balances of interest earning assets.

The following represents significant highlights of the Company's operating results between the first nine months of 2016 and the first nine months of 2015.

•	Net income improved by $205,000, or 9.7%, to $2.3 million.
•	Net income available to common shareholders improved by $286,000, or 14.2%, to $2.3 million.
•	Basic earnings per share improved by $0.07 to $0.56 per share.
•	Diluted earnings per share increased $0.07 to $0.55 per share.
•	Return on average assets decreased by one basis point to 0.46% as the increase in average assets outpaced the increase in net income.
•
Net interest income, after provision for loan losses, increased 11.4% to $14.5 million.  This increase in earnings was due to the increase in average balances of interest earning assets, which more than offset a decrease in net interest margin.

•	Net interest margin decreased by 12 basis points to 3.21% as the result of a 14 basis points increase in average rates paid on interest bearing liabilities.

The following reflects the changes in financial condition between December 31, 2015 and September 30, 2016.

•
Total assets increased 15.1% to $717.1 million primarily due to increases in loans, investment securities and cash and cash equivalents.  These increases were funded largely by increases in business and municipal demand deposits.

•
Asset quality metrics generally improved between December 31, 2015 and September 30, 2016. Total delinquent loans, as a percentage of total loans, decreased by 28 basis points to 1.78% at September 30, 2016 as compared to 2.06% at December 31, 2015. The ratio of annualized net loan charge-offs to average loans decreased by 17 basis points to 0.08%.

We had net income available to common shareholders of $820,000 for the three months ended September 30, 2016 compared to net income available to common shareholders of $852,000 for the three months ended September 30, 2015.  The $32,000 decrease in net income available to common shareholders was due to a decline in net income of $65,000 in the third quarter of 2016 as compared to the same quarter in the previous year, partially offset by a decrease in dividends payable to preferred shareholders of $33,000.

The $65,000 decline in net income was due primarily to a $244,000 increase in noninterest expenses, a $229,000 decrease in noninterest income, and a $102,000 increase in the provision for loan losses, partially offset by a $502,000 increase in net interest income before the provision for loan losses.  The $502,000 increase in net interest income before the provision for loan losses was a result of the increase in average interest-earning asset balances, partially offset by an increase in the average balance and average cost of interest-bearing liabilities between the year-over-year third quarter periods.  The increase in the provision for loan losses was primarily due to an increase in outstanding loan balances in the third quarter of 2016 as compared to the same period in the previous year.

The $244,000 increase in noninterest expenses was due primarily to an increase of $210,000, or 8.5%,  in salaries and employee benefits that reflects an increase in staffing levels primarily to meet increased loan demand and to better serve customers and potential customers as the Bank's operations continue to expand into Onondaga County.  All other noninterest expenses were $34,000 greater in aggregate in the quarter ended September 30, 2016 than in the same three-month period of 2015.  These aggregate increases were primarily the result of inflationary factors and represent an increase of 1.6% for the quarter when measured year-over year.

The $229,000 decrease in noninterest income in the quarter ended September 30, 2016, as compared to the same period in 2015, was the result of a $156,000 decrease in income generated from earnings and gains from bank owned life insurance and an $84,000 reduction in net gains on sales and redemptions of investment securities.  The decrease in earnings and gains from bank owned life insurance was due to the one-time collection of death benefit proceeds, related to a retired staff member, of $135,000 in the third quarter of 2015.  The reduction in gains on redemptions and sales of investment securities relates to reduced investment securities sales activity in the third quarter of 2016 as compared with the same period in 2015.  Management typically utilizes sales of securities as a means to improve overall investment securities portfolio performance when such sales are deemed to be economically advantageous.  Such sales activities will vary significantly from quarter-to-quarter, depending on a number of factors including the level of general interest rates and management's assessments of the relative value of different types of fixed-income investment securities.

The $102,000 increase in the provision for loan losses in the quarter ended September 30, 2016, as compared with the same quarter of 2015, was due principally to the $54.8 million, or 13.4%, increase in average loan balances in the third quarter of 2016 as compared with the same quarter of 2015 and the corresponding increase in the estimable and probable loan losses inherent in the loan portfolio.

In comparing the year-over-year third quarter periods, the return on average assets decreased 10 basis points to 0.49% due to the combined effects of the decrease in net income (the numerator in the ratio) and the increase in average assets (the denominator in the ratio).  Average assets increased due to the increase in average loans and taxable investment securities seen in the third quarter of 2016 as compared to the third quarter of 2015.  Average deposits increased in the third quarter of 2016 due to continued growth in municipal depositor relationships, increased commercial deposits resulting in part from new loan account relationships, particularly in Onondaga County, and, to a lesser extent, growth in consumer deposits.

Net income available to common shareholders for the nine months ended September 30, 2016 was $2.3 million, an increase of $286,000, or 14.2%, over the comparable prior year period.  Net income increased $205,000 and the dividend paid to preferred shareholders decreased $81,000 in the first nine months of 2016 as compared to the same nine-month period in 2015.  The increase in net income was primarily due to the increase in net interest income, before provision for loan losses, of $1.2 million and a decrease in the provision for loan losses of $322,000.  In combination, these two factors increased net interest income, after the provision for loan losses, of $1.5 million. The $1.5 million increase in net interest income, after provision for loan losses, in the nine-month period ended September 30, 2016, as compared to the same period in 2015, resulted from higher average balances of interest earning assets, partially offset by an increase in average rates paid on interest bearing liabilities and an increase in the average balances of those liabilities.

Partially offsetting the increase in net interest income, after the provision for loan losses, was an increase of $1.3 million, or 9.8%, in noninterest expenses between the nine month period ended September 30, 2016 and the same prior year period that was principally due to increases in salaries and employee benefits expense, data processing costs, and other expenses.

Return on average assets decreased 1 basis point to 0.46% between the year-over-year nine month periods due to reasons similar to those mentioned above for the year-over-year third quarter comparisons.

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

	For the three months ended September 30,
	2016			2015
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$463,968	$5,396	4.65%	$409,217	$4,699	4.59%
Taxable investment securities	134,613	623	1.85%	116,220	559	1.92%
Tax-exempt investment securities	31,850	211	2.65%	27,357	186	2.72%
Fed funds sold and interest-earning deposits	14,846	21	0.57%	13,514	5	0.15%
Total interest-earning assets	645,277	6,251	3.87%	566,308	5,449	3.85%
Noninterest-earning assets:
Other assets	34,767			40,270
Allowance for loan losses	(5,954)			(5,998)
Net unrealized gains
on available-for sale-securities	799			538
Total assets	$674,889			$601,118
Interest-bearing liabilities:
NOW accounts	$57,796	$26	0.18%	$45,051	$24	0.21%
Money management accounts	14,457	10	0.28%	12,740	5	0.16%
MMDA accounts	153,492	173	0.45%	121,494	170	0.56%
Savings and club accounts	80,094	19	0.09%	73,343	15	0.08%
Time deposits	157,763	384	0.97%	156,374	294	0.75%
Subordinated loans	15,011	193	5.14%	5,155	41	3.18%
Borrowings	59,376	147	0.99%	50,003	103	0.83%
Total interest-bearing liabilities	537,989	952	0.71%	464,160	652	0.56%
Noninterest-bearing liabilities:
Demand deposits	71,681			63,223
Other liabilities	4,999			2,709
Total liabilities	614,669			530,092
Shareholders' equity	60,220			71,026
Total liabilities & shareholders' equity	$674,889			$601,118
Net interest income		$5,299			$4,797
Net interest rate spread			3.16%			3.29%
Net interest margin			3.28%			3.39%
Ratio of average interest-earning assets
to average interest-bearing liabilities			119.94%			122.01%

	For the nine months ended September 30,
	2016			2015
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$446,115	$15,367	4.59%	$398,223	$13,649	4.57%
Taxable investment securities	137,408	1,813	1.76%	119,627	1,603	1.79%
Tax-exempt investment securities	29,517	602	2.72%	28,027	573	2.73%
Fed funds sold and interest-earning deposits	16,412	47	0.38%	13,332	12	0.12%
Total interest-earning assets	629,452	17,829	3.78%	559,209	15,837	3.78%
Noninterest-earning assets:
Other assets	39,396			40,017
Allowance for loan losses	(5,884)			(5,661)
Net unrealized gains
on available for sale securities	570			829
Total assets	$663,534			$594,394
Interest-bearing liabilities:
NOW accounts	$55,957	$66	0.16%	$46,160	$63	0.18%
Money management accounts	14,335	26	0.24%	12,956	15	0.15%
MMDA accounts	163,779	545	0.44%	117,379	440	0.50%
Savings and club accounts	79,155	55	0.09%	74,674	46	0.08%
Time deposits	156,520	1,067	0.91%	156,158	871	0.74%
Subordinated loans	15,002	597	5.31%	5,155	121	3.13%
Borrowings	43,858	341	1.04%	46,582	302	0.86%
Total interest-bearing liabilities	528,606	2,697	0.68%	459,064	1,858	0.54%
Noninterest-bearing liabilities:
Demand deposits	68,822			61,790
Other liabilities	4,498			3,067
Total liabilities	601,926			523,921
Shareholders' equity	61,608			70,473
Total liabilities & shareholders' equity	$663,534			$594,394
Net interest income		$15,132			$13,979
Net interest rate spread			3.10%			3.24%
Net interest margin			3.21%			3.33%
Ratio of average interest-earning assets
to average interest-bearing liabilities			119.08%			121.82%

As indicated in the above tables, net interest income, before provision for loan losses, increased $502,000, or 10.5%, to $5.3 million for the three months ended September 30, 2016 as compared to the same prior year period.  This increase was due principally to the $79.0 million, or 13.9%, increase in average balances of interest earning assets and a two basis points increase in the average yield on those assets.  These positive factors on net interest income were partially offset by an increase in the average balance of interest-bearing liabilities of $73.8 million, or 15.9%, and an increase of 15 basis points on the average interest rate paid on those liabilities.   In total, net interest margin decreased  11 basis points to 3.28% due largely to the increase in rates paid on average interest bearing liabilities, as noted above.  The following analysis should also be viewed in conjunction with the table below which reports the changes in net interest income attributable to rate and volume.

Interest income increased $802,000, or 14.7%, to $6.3 million for the three months ended September 30, 2016 compared to the same three month period in 2015.  The increase in interest income was due principally to the increase in average balances of loans and taxable investment securities which increased 13.4% and 15.8%, respectively, between the year-over-year third quarter periods.  The increase in the average balances of loans reflects the Company's continued success in its expansion within the greater Syracuse market.  These increases were also positively affected by the increase in the average yield on loan assets of six basis points.  These increases helped offset the year-over-year quarterly decrease in the average yield on both taxable and nontaxable investment securities of seven basis points each.  The increase in the average yield on loans was the result of new loan production being added to the loan portfolio at rates slightly higher than the average rates of the previously existing portfolio.  The decrease in the average yield on both taxable and non-taxable investment securities was the result of maturing taxable investment securities with yields higher than new purchases at the then-current lower market rates.  In some cases, the new investment securities purchases in the third quarter of 2016 also have durations that are significantly less than the original durations of the securities that they replaced.  These shorter-duration securities were purchased with the expectation of matching cash flows from securities maturities with the seasonal fluctuations in the Bank's municipal deposit balances.

Interest expense for the three months ended September 30, 2016 increased $300,000, or 46.0%, to $952,000 when compared to the same prior year period.  This increase was primarily due to an increase in Subordinated Loan interest payments of $152,000 due to the issuance of $10.0 million in Subordinated Loan debt on October 15, 2015.  In addition, the average balances of deposits, which included brokered deposits, increased $63.1 million between the year-over-year third quarter periods.  Deposit interest expense increased three basis points to 0.53% for the three months ended September 30, 2016, as compared with the same three month period in 2015. This increase was primarily due to a 22 basis points increase in the average rate paid on time deposits during the three months ended September 30, 2016 as compared to the same time period in 2015, reflecting the competitive environment for such deposits within the Company's marketplace.

For the nine month period ended September 30, 2016, net interest income, before the provision for loan losses, increased $1.2 million, or 8.2%, to $15.1 million compared to the nine months ended September 30, 2015.  Interest income increased $2.0 million, or 12.6%, to $17.8 million for the nine months ended September 30, 2016 compared to the same nine month period in 2015.  The increase in interest income was due principally to the increase in average balances of loans and taxable investment securities which increased 12.0% and 14.9%, respectively, between the year-over-year nine-month periods.  The increase in the average balances of loans reflects the Company's continued success in its expansion within the greater Syracuse market.  These increases were also positively affected by the increase in the average yield on loan assets of two basis points.  These increases helped offset the year-over-year nine month decrease in the average yield on both taxable and nontaxable investment securities of three basis points and one basis point, respectively.    The increase in the average yield on loans was the result of new loan production being added to the loan portfolio at rates slightly higher than the average rates of the previously existing portfolio.  The decrease in the average yield on both taxable and non-taxable investment securities was the result of maturing taxable investment securities with yields higher than new purchases at the then-current lower market rates.

Interest expense for the nine months ended September 30, 2016 increased $839,000, or 45.2%, to $2.7 million due principally to the increase in average interest-bearing liabilities of $69.5 million along with a 14 basis points increase in the average rate paid on these liabilities to 0.68%.  The increase in average rates paid on interest-bearing liabilities was primarily due to an increase in Subordinated Loan interest payments of $476,000 due to the issuance of $10.0 million in Subordinated Loan debt on October 15, 2015.  The average balances of deposits, which include brokered deposits, increased $69.5 million between the year-over-year nine month periods.  Deposit interest expense increased three basis points to 0.50% for the nine months ended September 30, 2016 as compared with the same nine month period in 2015. This increase was due to a 17 basis points increase in the average rate paid on time deposits during the nine months ended September 30, 2016 as compared to the same time period in 2015, reflecting the competitive environment for such deposits within the Company's marketplace.

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

	Three months ended September 30,			Nine months ended September 30,
	2016 vs. 2015			2016 vs. 2015
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Loans	$636	$61	$697	$1,649	$69	$1,718
Taxable investment securities	188	(124)	64	250	(40)	210
Tax-exempt investment securities	55	(30)	25	31	(2)	29
Interest-earning deposits	1	15	16	3	32	35
Total interest income	880	(78)	802	1,933	59	1,992
Interest Expense:
NOW accounts	21	(19)	2	16	(13)	3
Money management accounts	1	4	5	2	9	11
MMDA accounts	154	(151)	3	184	(79)	105
Savings and club accounts	1	3	4	3	6	9
Time deposits	3	87	90	2	194	196
Subordinated loans	115	37	152	349	127	476
Borrowings	21	23	44	(28)	67	39
Total interest expense	316	(16)	300	528	311	839
Net change in net interest income	$564	$(62)	$502	$1,405	$(252)	$1,153

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

We recorded $322,000 in provision for loan losses for the three month period ended September 30, 2016, as compared to $220,000 for the three month period ended September 30, 2015.  The increase in the provision for loan losses was due principally to the $54.8 million, or 13.4%, increase in average loan balances in the third quarter of 2016 as compared with the same quarter of 2015 and the resultant increase in the estimable and probable loan losses inherent in the loan portfolio.

Management extensively reviews recent trends in historical losses, environmental factors and specific reserve needs on loans individually evaluated for impairment in its determination of the adequacy of the allowance for loan losses. For the first nine months of 2016, we recorded $682,000 in provision for loan losses as compared to $1.0 million in the same prior year period.  This $322,000 decrease was due primarily to continued improvement in the Company's loan portfolio credit quality, partially offset by the $47.9 million, or 12.0%, increase in average loan balances in the nine months ended September 30, 2016 as compared to the same nine-month period in the previous year and the corresponding  increase in the estimable and probable loan losses inherent in the loan portfolio.

We measure delinquency based on the amount of past due loans as a percentage of total loans.  Delinquency trends improved to 1.78% at September 30, 2016 as compared to 2.06% at December 31, 2015, as delinquent loans increased at a rate that was less than the rate of increase in total loan balances.  Commercial real estate and commercial & industrial loans with delinquent balances 60-89 days past due increased by $144,000, primarily as a result of one commercial real estate loan in the amount of $495,000 that was purchased in a delinquent state during 2016.  Management believes that the loan's underlying collateral value is sufficient to ensure full collection of the outstanding balance.  This increase was partially offset by net reductions of $351,000 for four loans that were 60-89 days delinquent at December 31, 2015 but  were 30-59 days or less past due as of September 30, 2016.  Loans delinquent 90 days and over represented 0.82% of the total loan portfolio at September 30, 2016, as compared to 1.24% of the total loan portfolio at December 31, 2015.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, including insurance agency commissions, and net gains on sales of securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(Dollars in thousands)	2016	2015	Change		2016	2015	Change
Service charges on deposit accounts	$289	$299	$(10)	-3.3%	$861	$853	$8	0.9%
Earnings and gain on bank owned life insurance	94	250	(156)	-62.4%	240	400	(160)	-40.0%
Loan servicing fees	49	55	(6)	-10.9%	114	148	(34)	-23.0%
Debit card interchange fees	138	131	7	5.3%	414	390	24	6.2%
Other charges, commissions and fees	383	352	31	8.8%	1,149	1,017	132	13.0%
Noninterest income before gains	953	1,087	(134)	-12.3%	2,778	2,808	(30)	-1.1%
Net gains on sales and redemptions of investment securities	4	88	(84)	-95.5%	216	188	28	14.9%
Net gains (losses) on sales of loans and foreclosed real estate	6	17	(11)	-64.7%	(4)	13	(17)	-130.8%
Total noninterest income	$963	$1,192	$(229)	-19.2%	$2,990	$3,009	$(19)	-0.6%

The $229,000 decrease in total noninterest income between year-over-year third quarter periods was due largely to a decrease in earnings and gains recorded on bank owned life insurance of $156,000 and decreased gains on redemptions and sales of investment securities, which decreased by $84,000.  All other categories of noninterest income increased by $11,000 in aggregate during the third quarter of 2016 as compared with the same quarterly period in 2015.  The reduction in earnings and gains on bank owned life insurance was due to a one-time collection of a death benefit of $135,000, related to a retired officer, recorded in the third quarter of 2015.

The $19,000 decrease in total noninterest income for the nine months ended September 30, 2016, as compared to the same prior year period, was largely due to a decrease in earnings and gains recorded on bank owned life insurance of $160,000, partially offset by a $132,000 increase in other charges, commissions and fees, principally the result of increased activity in the Company's insurance and investment services business units.  The reduction in earnings and gains on bank owned life insurance was due to a one-time collection of a death benefit of $135,000, related to a retired officer, recorded in the third quarter of 2015. All other categories of noninterest income were $9,000 greater in aggregate for the nine month period ended September 30, 2016 as compared to the same nine-month period in 2015.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(Dollars in thousands)	2016	2015	Change		2016	2015	Change
Salaries and employee benefits	$2,688	$2,478	$210	8.5%	$8,026	$7,216	$810	11.2%
Building occupancy	544	535	9	1.7%	1,432	1,479	(47)	-3.2%
Data processing	474	462	12	2.6%	1,315	1,204	111	9.2%
Professional and other services	195	206	(11)	-5.3%	613	654	(41)	-6.3%
Advertising	150	116	34	29.3%	479	352	127	36.1%
FDIC assessments	108	105	3	2.9%	324	302	22	7.3%
Audits and exams	81	58	23	39.7%	239	179	60	33.5%
Other expenses	562	598	(36)	-6.0%	1,855	1,628	227	13.9%
Total noninterest expenses	$4,802	$4,558	$244	5.4%	$14,283	$13,014	$1,269	9.8%

The $244,000, or 5.4%, increase in noninterest expenses between year-over-year third quarter periods was due principally to salaries and employee benefits and other expenses.  The detail of these components follows:

•
The $210,000 increase in salaries and employee benefits in the third quarter of 2016, as compared to the same three month period in 2015, was due to $82,000 in salary expense increases, increased stock-based compensation of $76,000, employee benefits expense increases totaling $42,000, and increases totaling $10,000 in all other salaries and employee benefits expense combined.  Salaries expense increased primarily as the result of additional staff members supporting current and planned asset growth.  Stock-based compensation expense increased as the result of new incentive programs that were initiated in May 2016 and the year-over-year increase in employee benefits expense resulting from normal salary increases.

•
Advertising expense increased $34,000 primarily as the result of increased brand awareness advertising focused on the Onondaga County market and product promotional campaigns within the entirety of the Bank's geographic market area.

•	Audit and exam expenses increased $23,000 primarily as the result of increased utilization of third-party internal audit services in lieu of increased internal staffing levels.

•	Finally, other noninterest expenses decreased in the year-over-year three month periods by $36,000 primarily due to a wide range of individually immaterial items.

The $1.3 million, or 9.8%, increase in noninterest expenses between the nine month period ended September 30, 2016 and the same prior year period was principally due to an increase in salaries and employee benefits expense, data processing costs, and other expenses.  The detail of these components follows:

•
The $810,000 increase in salaries and employee benefits in the nine month period in 2016, as compared to the same nine month period in 2015, was the result of $390,000 increases in salary expenses primarily due to additional staff members supporting current and planned asset growth, employee benefits expense increases totaling $142,000, due primarily to normal salary increases,  increased stock-based compensation of $133,000, resulting from the initiation of new incentive programs in May 2016, increased commission compensation expense of $102,000, reflecting improved sales activities in the Company's insurance and investment services business units, and increases totaling $43,000 in all other salaries and employee benefits expense combined.

•
Data processing expenses increased $111,000, due principally to maintenance, supplies and usage-based internet banking service fees, which increased $37,000, $38,000 and $33,000 in the year-over-year nine month periods, respectively.  These increases were accompanied by aggregate cost increases of $3,000 related to all other areas of data processing expense.

•
Advertising expense increased $127,000 primarily as the result of increased brand awareness advertising focused on the Onondaga County market and product promotional campaigns within the entirety of the Bank's geographic market area.

•	Audit and exams expense increased $60,000 primarily as the result of increased utilization of third-party internal audit services in lieu of increased internal staffing levels.

~~•~~
Finally, other noninterest expenses increased in year-over-year nine month periods by $227,000 primarily due to a $97,000 increase in non-recurring residential loan repurchase expenses related to a loan sold to FNMA in prior years, and a $74,000 year-over-year increase in community service support.  The remaining $56,000 in year-over-year increases was due to a wide range of individually immaterial items.

At September 30, 2016, the Bank serviced 281 residential mortgage loans in the aggregate amount of $18.0 million that have been sold on a non-recourse basis to FNMA.  FNMA is the only unrelated third-party that has acquired loans originated by the Bank. On an infrequent basis, loans previously sold to FNMA that subsequently default may be found to have underwriting defects that place the loans out of compliance with the representations and warranties made by the Bank.  This can occur at any time while the loan is outstanding.  In such cases, the Bank is required to repurchase the defaulted loans from FNMA.  Repurchase losses sustained by the Bank include all costs incurred by FNMA as part of the foreclosure process, including items such as delinquent property taxes and legal fees.  Management continues to monitor the underwriting standards applied to all residential mortgage loan originations and subsequent sales through its quality control processes and considers these occurrences and their related expenses to be isolated instances.

Income Tax Expense

Income tax expense increased $6,000 to $322,000 for the quarter ended September 30, 2016 as compared to $316,000 for the same period in 2015 primarily due to an increase in the effective tax rate partially offset by a decrease in pretax net income in the quarter ended September 30, 2016, as compared with the prior year period. The effective tax rate for the third quarter of 2016 was 28.1%, exclusive of the net income attributable to our controlling interest in the Insurance Agency.  For the three-month period ended September 30, 2015, the effective tax rate was 26.5%.  The increase in the effective tax rate between the year-over-year third quarter periods reflected a larger proportion of taxable income as a proportion of our total income in the third quarter of 2016, as compared with the prior year, primarily due to the relatively high level of loan asset growth in the third quarter of 2016.

Income tax expense decreased by $9,000 for the nine month period ended September 30, 2016, as compared to the same prior year period, due principally to a decrease in the effective tax rate, partially offset by the increase in pretax income between these two periods.  The effective tax rate was 26.4% for the first nine months of 2016 as compared to 28.6% for the same prior year period, exclusive of the net income attributable to our controlling interest in the Insurance Agency.  The decrease in the effective tax rate between the year-over-year nine-month periods reflected a larger proportion of nontaxable income as a proportion of our total income in the nine months ended September 30, 2016, as compared with the same nine-month period in the prior year.

Earnings per Share

Basic and diluted earnings per share were each $0.20 for the third quarter of 2016, as compared to $0.21 and $0.20, respectively, for the third quarter of 2015.  This $0.01 decrease in basic earnings per share was driven principally by the decrease in net income between these two periods.

Basic and diluted earnings per share were $0.56 and $0.55, respectively, for the nine month period ended September 30, 2016 as compared to $0.49 and $0.48, respectively, for the same prior year period.  The increase in earnings per share between these two periods was due to the increase in net income between these two time periods, augmented by an $81,000 decrease in preferred stock dividends paid in 2016. In February 2016, the Company fully redeemed its preferred stock thereby reducing the dividend that was required to be paid in 2016 as compared with the previous year. Further information on earnings per share can be found in Note 3 of this Form 10-Q.

Changes in Financial Condition

Assets

Total assets increased $93.9 million, or 15.1%, to $717.1 million at September 30, 2016 as compared to $623.3 million at December 31, 2015.  This increase was due primarily to increases in loans, investment securities, and total cash and cash equivalents.

Total loans receivable increased $43.0 million, or 10.0%, to $473.4 million at September 30, 2016 from $430.4 million at December 31, 2015. All loan portfolio segments recorded increases between these two dates led by increases of $13.4 million, $12.5 million, $11.9 million in commercial real estate, commercial and industrial loans, and 1-4 family first-lien residential mortgage loans, respectively.

Investment securities increased $39.2 million, or 27.4%, to $182.5 million at September 30, 2016, as compared to $143.2 million at December 31, 2015, due principally to the need to collateralize increases in municipal deposits between these two dates. Of the total increase in investment securities, $38.8 million was classified within the available-for-sale portfolio and $460,000 of the increase was classified as held-to-maturity.  When new investment securities are acquired, management reviews certain security characteristics and determines the Company's intent and ability to hold the security to maturity.  Based on the security characteristics and management's intentions, the security is classified as either available-for-sale or held-to-maturity.

Cash and cash equivalents increased $8.4 million, or 55.2%, to $23.7 million at September 30, 2016, as compared to $15.2 million at December 31, 2015.  The increase was due principally to the timing of investment securities redemptions immediately prior to the September 30, 2016 quarter end that generated liquidity used to reduce short-term borrowings in early October 2016.

 Liabilities

Total liabilities increased $105.8 million to $657.9 million at September 30, 2016 compared to $552.0 million at December 31, 2015.  Deposits increased $64.8 million, or 13.2%, to $555.1 million at September 30, 2016, compared to $490.3 million at December 31, 2015.  This increase was the result of an increase in deposits obtained directly from customers within the Bank's marketplace of $86.0 million, partially offset by a $19.6 million decrease in brokered deposits.  The net increase in customer deposits, during the nine months ended September 30, 2016, was due primarily to growth in all major deposit product categories as consumer, business and municipal deposits increased $18.8 million, $13.7 million and $52.4 million, respectively.  The $52.4 million net increase in deposits obtained from municipal market customers during the first nine months of 2016 was indicative of management's focus on, and increasing demand for, the Bank's offerings to that customer segment.  The Bank utilizes the Certificates of Deposit Account Registry Service ("CDARS") provided by Promontory Interfinancial Network as a form of brokered deposits.  At September 30, 2016, deposits obtained through the use of this service declined $19.6 million to $3.9 million from $23.5 million at December 31, 2015.

Borrowed funds balances at September 30, 2016 increased $40.8 million, or 98.8%, to $82.1 million from $41.3 million at December 31, 2015.  Borrowed funds increased over the nine-month period ended September 30, 2016 as a result of the Company's strategy to build its inventory of relatively short-term investment securities.  The strategic increase in the level of these securities, and the corresponding level of borrowed funds used to fund these short-term  securities purchases, was executed in anticipation of the need for increased collateral availability to support  a seasonal influx of municipal deposits expected in the fourth quarter of 2016.

Shareholders' Equity

The Company's shareholders' equity, exclusive of the noncontrolling interest, decreased $12.0 million to $58.8 million at September 30, 2016 from $70.8 million at December 31, 2015.  This decrease was principally due to the $13.0 million redemption of the SBLF preferred stock on February 16, 2016 and a $1.8 million reduction in equity reflecting the acquisition cost of 143,400 previously-outstanding shares of common stock that were retired in the third quarter of 2016, partially offset by a $1.7 million increase in retained earnings, a $623,000 reduction in accumulated comprehensive loss, and a $357,000 increase in additional paid-in capital resulting from the exercise of employees' stock options, an increase in ESOP shares earned and the effects of the Company's stock-based compensation programs.  The increase in retained earnings resulted from $2.3 million in net income recorded in the first nine months of 2016, partially offset by $618,000 in dividends declared on our common stock.  In addition, retained earnings were reduced by the $16,000 in dividends declared on our SBLF preferred stock, which was redeemed in full on February 16, 2016.  The reduction in accumulated comprehensive loss was primarily the result of the improvement in the fair market value of our available for sale investment securities.

Capital

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company's goal is to maintain a strong capital position, consistent with the risk profile of its banking operations.  This strong capital position serves to support growth and expansion activities while at the same time exceeding regulatory standards.  At September 30, 2016, the Bank met the regulatory definition of a "well-capitalized" institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 8%, Tier 1 common equity exceeding 6.5%, and a total risk-based capital ratio exceeding 10%.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The buffer is separate from the capital ratios required under the Prompt Corrective Action ("PCA") standards. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity.  The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. At September 30, 2016, the Bank exceeded all current and projected regulatory required minimum capital ratios, including the maximum capital buffer level that will be required on January 1, 2019.

Pathfinder Bank's capital amounts and ratios as of the indicated dates are presented in the following tables:
	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be "Well-Capitalized" Under Prompt Corrective Provisions		Well-Capitalized With Buffer, Fully Phased In For 2019
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2016
Total Core Capital (to Risk-Weighted Assets)	$70,810	15.11%	$37,478	8.00%	$46,848	10.00%	$49,191	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$64,881	13.85%	$28,109	6.00%	$37,478	8.00%	$39,821	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$64,881	13.85%	$21,082	4.50%	$30,451	6.50%	$32,794	7.00%
Tier 1 Capital (to Assets)	$64,881	9.69%	$26,778	4.00%	$33,472	5.00%	$33,472	5.00%
As of December 31, 2015:
Total Core Capital (to Risk-Weighted Assets)	$67,286	16.22%	$33,187	8.00%	$41,484	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$62,038	14.95%	$24,891	6.00%	$33,187	8.00%
Tier 1 Common Equity (to Risk-Weighted Assets)	$62,038	14.95%	$18,668	4.50%	$26,965	6.50%
Tier 1 Capital (to Assets)	$62,038	10.00%	$24,816	4.00%	$31,020	5.00%

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of non-performing assets at the indicated dates:
	September 30,	December 31,	September 30,
(Dollars In thousands)	2016	2015	2015
Nonaccrual loans:
Commercial and commercial real estate loans	$2,153	$3,238	$3,832
Consumer	401	365	333
Residential mortgage loans	1,335	1,715	1,083
Total nonaccrual loans	3,889	5,318	5,248
Total nonperforming loans	3,889	5,318	5,248
Foreclosed real estate	655	517	472
Total nonperforming assets	$4,544	$5,835	$5,720

Accruing troubled debt restructurings not included above	$1,843	$1,916	$1,939

Nonperforming loans to total loans	0.82%	1.24%	1.27%
Nonperforming assets to total assets	0.63%	0.94%	0.94%

Nonperforming assets include nonaccrual loans, nonaccrual troubled debt restructurings ("TDR"), and foreclosed real estate. The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more.  There are no loans that are past due 90 days or more and still accruing interest.  Loans are considered modified in a TDR when, due to a borrower's financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity.  TDRs are included in the above table within the following categories of nonaccrual loans or TDRs not included above (the latter also known as accruing TDRs).  There were three nonaccruing TDR loans, with aggregate carrying values of $1.3 million included among the nonaccrual loans detailed in the table above at September 30, 2016.

As indicated in the table above, nonperforming assets at September 30, 2016 were $4.5 million and were $1.3 million lower than the $5.8 million reported at December 31, 2015, due primarily to a decrease of $1.1 million in nonperforming commercial loans and a decrease of $380,000 in the nonperforming residential mortgage loan category.

As indicated in the nonperforming asset table above, foreclosed real estate ("FRE") balances increased $138,000 at September 30, 2016 from December 31, 2015, following two sales from the portfolio and eight smaller balance additions to the portfolio during the 2016 nine-month period.  More information regarding foreclosed real estate can be found in Note 8 of this Form 10-Q.

Fair values for commercial FRE are initially recorded based on market value evaluations by third parties, less costs to sell ("initial cost basis").  On a prospective basis, residential FRE assets will be initially recorded at the lower of the net amount of loan receivable or the real estate's fair value less costs to sell.   Any write-downs required when the related loan receivable is exchanged for the underlying real estate collateral at the time of transfer to FRE are charged to the allowance for loan losses.  Values are derived from appraisals, similar to impaired loans, of underlying collateral or discounted cash flow analysis.  Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the initial cost basis for the FRE property.

The allowance for loan losses represents management's estimate of the probable losses inherent in the loan portfolio as of the date of the statement of condition.  The allowance for loan losses was $6.1 million and $5.7 million at September 30, 2016 and December 31, 2015, respectively.  The Company reported a small decrease in the ratio of the allowance for loan losses to gross loans to 1.29% at September 30, 2016 as compared to 1.33% at December 31, 2015.  Management performs a quarterly evaluation of the allowance for loan losses based on quantitative and qualitative factors and has determined that the current level of the allowance for loan losses is adequate to absorb the losses in the loan portfolio as of September 30, 2016.

The Company considers a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan.   The measurement of impaired loans is generally based upon the fair value of the collateral, with a portion of the impaired loans measured based upon the present value of future cash flows discounted at the historical effective interest rate.  A specific reserve is established for an impaired loan if its carrying value exceeds its estimated fair value.  The estimated fair values of the majority of the Company's impaired loans are measured based on the estimated fair value of the loan's collateral.  For loans secured by real estate, estimated fair values are determined primarily through third-party appraisals or broker price opinions.  When a loan is determined to be impaired Pathfinder Bank will reevaluate the collateral which secures the loan. For real estate, the Company will obtain a new appraisal or broker's opinion whichever is considered to provide the most accurate value in the event of sale. An evaluation of equipment held as collateral will be obtained from a firm able to provide such an evaluation. Collateral will be inspected not less than annually for all impaired loans and will be reevaluated not less than every two years. Appraised values are discounted due to the market's perception of a reduced price of Bank-owned property and the Bank's desire to sell the property quicker to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value.  The discounts also include estimated costs to sell the property.

At September 30, 2016 and December 31, 2015, the Company had $5.4 million and $6.5 million in loans, respectively, which were deemed to be impaired, having established specific reserves of $1.0 million and $960,000, respectively, on these loans.  The decrease in impaired loans between these two dates was driven by the decrease in impaired loans within the commercial real estate, lines of credit and other commercial and industrial loan classes aggregating $1.3 million, partially offset by an increase of $123,000 in 1-4 family first lien residential mortgages.  The $64,000 increase in the specific reserves between these two dates was due to individually immaterial transactions across all loan categories, primarily related to the receipt of updated collateral value information.

Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in it being included in future impaired loan reporting.  Management has identified potential problem loans totaling $7.8 million as of September 30, 2016, a decrease of 22.1% as compared to $10.0 million at December 31, 2015.  These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired.  Total potential problem loans declined between these two dates, as the Company reported decreases of $4.1 million in loans rated special mention, partially offset by increases of $318,000 and $397,000 in loans rated substandard and doubtful, respectively.  The increase in loans classified as doubtful was due to eight residential mortgage loans and one consumer loan which were newly categorized as such during the first nine months of 2016.  The residential loans were rated as either special mention or substandard and the consumer loan was rated as pass as of December 31, 2015.  Based on current information available at September 30, 2016, these loans were re-evaluated for their range of potential losses and reclassified accordingly.

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

Through the first nine months of 2016, as indicated in the Consolidated Statement of Cash Flows, the Company reported net cash flows from financing activities of $89.7 million generated principally by increased balances of demand, savings and money market deposit accounts.  This increase was the result of organic growth and new customer relationships within our existing marketplace concentrated in the business and municipal customer segments coupled with targeted promotions for our MMDA product.  This was invested in purchases of investment securities of $40.9 million, net of proceeds from maturities, sales and redemptions.  In addition, $43.7 million was invested in new loan generation.  Net cash flows from operating activities provided an additional $4.1 million through the first nine months of 2016 resulting in an increase in cash and equivalents of $8.4 million through this time period.  As a recurring source of liquidity, the Company's investment securities provided $59.0 million in proceeds from maturities and principal reductions through the first nine months of 2016.

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

The Company has a number of existing credit facilities available to it.  At September 30, 2016, total credit available to the Company under the existing lines of credit was approximately $165.6 million at FHLBNY, the Federal Reserve Bank, and three other correspondent banks. As of September 30, 2016, the Company had $108.1 million of the available lines of credit utilized, including encumbrances supporting outstanding letters of credit, on its existing lines of credit with $57.5 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of September 30, 2016, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

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

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable
(c)	Stock Repurchases. The following table sets forth information in connection with purchases of our shares of common stock during the three months ended September 30, 2016:

			Total Number of	Maximum Number
			Shares Purchased as	of Shares That May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price Paid	Announced Plans or	Under the Plans or
Period	Purchased (1)	Per Share	Programs	Programs

July 1, 2016 through
July 31, 2016	-	$-	-	217,692

August 1, 2016 through
August 31, 2016	143,400	12.24	143,400	74,292

September 1, 2016 through
September 30, 2016	-	-	-	74,292
	143,400	$12.24	143,400

(1) On August 29, 2016, our Board of Directors authorized the repurchase of up to 217,692 shares of our common stock, or 5% of the Company's shares outstanding as of that date.

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
101
The following materials from Pathfinder Bancorp, Inc. Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition (iii) Consolidated Statements of Cash flows, and (iv) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATHFINDER BANCORP, INC.
(registrant)

November 14, 2016    /s/ Thomas W. Schneider
Thomas W. Schneider
President and Chief Executive Officer

Novemer 14, 2016     /s/ James A. Dowd
James A. Dowd
Executive Vice President and Chief Financial Officer