Form 10-K
period 2016-12-31
Pathfinder Bancorp, Inc.
filed 2017-03-31
CIK 1609065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
Commission File No. 001-36695
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
   Yes ☐No  ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2016, as reported by the NASDAQ Capital Market ($11.27), was approximately $49.0 million.

As of March 15, 2017, there were 4,246,980 shares outstanding of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE:
Proxy Statement for the 2017 Annual Meeting of Shareholders of the Registrant (Part III).

FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED
DECEMBER 31, 2016
PATHFINDER BANCORP, INC.

PART I

FORWARD-LOOKING STATEMENTS

When used in this Annual Report the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties. Actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause the Company's actual results and financial condition to differ from those indicated in the forward-looking statements include, among others:

	Credit quality and the effect of credit quality on the adequacy of our allowance for loan losses;
	Deterioration in financial markets that may result in impairment charges relating to our securities portfolio;
	Competition in our primary market areas;
	Changes in interest rates and national or regional economic conditions;
	Changes in monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;
	Significant government regulations, legislation and potential changes thereto;
	A reduction in our ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;
	Increased cost of operations due to regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;
	Limitations on our ability to expand consumer product and service offerings due to consumer protection laws and regulations; and
	Other risks described herein and in the other reports and statements we file with the SEC.

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

ITEM 1: BUSINESS

GENERAL

Pathfinder Bancorp, Inc.

Pathfinder Bancorp, Inc. (the "Company") is a Maryland corporation headquartered in Oswego, New York. The primary business of the Company is its investment in Pathfinder Bank (the "Bank") which is 100% owned by the Company.  Pathfinder Bank is a commercial bank chartered by the New York State Department of Financial Services (the "NYSDFS").  The Bank provides loans to, and gathers deposits from, customers primarily within Oswego and Onondaga Counties in Central New York State.

At December 31, 2016 and 2015, 4,236,744 and 4,353,850 shares of Company common stock were outstanding, respectively.

On October 15, 2015, the Company executed a $10.0 million non-amortizing subordinated loan agreement ("subordinated loan") with an unrelated third party that is scheduled to mature on October 1, 2025. The Company has the right to prepay the subordinated loan at any time after October 15, 2020 without penalty. The terms of the subordinated loan required interest payments at an annual interest rate of 3.50% from October 15, 2015 to February 29, 2016. The annual interest rate increased to 6.25% on March 1, 2016 through the maturity date. The subordinated loan is senior in the Company's credit repayment hierarchy only to the Company's common equity and, as a result, qualifies as Tier 2 capital for the Company for all future periods when applicable.  The Company paid $172,000 in origination and legal fees as part of this transaction.  These fees are amortized over the life of the subordinated loan through its first call date of October 1, 2020 using the effective interest method.  The cost of funds related to this transaction is 6.44% calculated under this method.

The proceeds from the subordinated loan were used to repay preferred stock issued to the U.S. Treasury as part of the Small Business Lending Program ("SBLF"), which was retired on February 16, 2016.  The issuance of the subordinated loan increases interest expense by $644,000 per year but prospectively reduces the amount payable to the SBLF in preferred stock dividends.  Effective April 1, 2016, the annual dividend rate for the preferred stock would have been 9.0%.  The retirement of the $13.0 million of the SBLF Preferred Series B stock, therefore, resulted in an annual reduction of preferred dividends payable of approximately $1.2 million. The Company paid $16,000 in preferred dividends in 2016, through the date that the preferred stock was retired, and $130,000 in 2015. These transactions had no effect on the regulatory capital position of the Bank.

On June 1, 2016, the Company announced that it had completed the process of its previously announced restructuring plan to combine the operations of its then-existent subsidiaries, Pathfinder Bank and Pathfinder Commercial Bank, into a single New York State chartered commercial bank.  This transaction was completed on May 31, 2016.  Simultaneously with the combination, Pathfinder Commercial Bank's charter was amended such that it became a full-service commercial bank, rather than a limited purpose commercial bank and its name was changed to "Pathfinder Bank".  The transaction had no material impact on the investments or operations of the Bank, although the Bank expects some continuing annual operating cost savings as a result of the combination.

At December 31, 2016, the Company had total consolidated assets of $749.0 million, total deposits of $611.0 million and shareholders' equity of $57.9 million plus a noncontrolling interest of $432,000, which represents the 49% not owned by the Company as a result of the 2013 acquisition of the FitzGibbons Agency, LLC.

The Company's executive office is located at 214 West First Street, Oswego, New York and the telephone number at that address is (315) 343-0057.  Its internet address is www.pathfinderbank.com.  Information on our website is not and should not be considered to be a part of this report.

Pathfinder Bank

The Bank is a New York-chartered stock commercial bank and its deposit accounts are insured up to applicable limits by the FDIC through the Deposit Insurance Fund ("DIF").  The Bank is subject to extensive regulation by the Department, as its chartering agency, and by the FDIC, as its deposit insurer and primary federal regulator.  The Bank is a member of the Federal Home Loan Bank of New York ("FHLBNY") and is subject to certain regulations by the Federal Home Loan Bank System.

The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank's market area, and investing such deposits, together with other sources of funds, in loans secured by residential real estate, commercial real estate, small business loans, and consumer loans.  The Bank invests a portion of its assets in securities issued by the United States Government and its agencies and sponsored enterprises, state and municipal obligations, corporate debt securities, mutual funds, and equity securities. The Bank also invests in mortgagebacked securities primarily issued or guaranteed by United States Government sponsored enterprises and collateralized mortgage obligations.  The Bank's principal sources of funds are deposits, principal and interest payments on loans and investments, as well as borrowings from correspondent financial institutions.  The principal source of income is interest on loans and investment securities.  The Bank's principal expenses are interest paid on deposits, employee compensation and benefits, data processing and facilities.

The Bank owns Pathfinder REIT, Inc., a New York corporation, as its wholly-owned real estate investment trust subsidiary.  At December 31, 2016, Pathfinder REIT, Inc. held $24.7 million in mortgages and mortgage related assets.  All disclosures in this Form 10-K relating to the Bank's loans and investments include loans and investments that are held by Pathfinder REIT, Inc.

The Bank also owns 100% of Whispering Oaks Development Corp. ("Whispering Oaks"), a New York corporation that is retained to operate or develop real estate-related projects.  At December 31, 2016, Whispering Oaks operated a small tenant-occupied commercial building and, through a wholly-owned second-tier subsidiary. is currently the sole limited partner in a limited partnership that currently operates a low-income housing facility.

Additionally, the Bank owns 100% of Pathfinder Risk Management Company, Inc., which was established to record the 51% controlling interest upon the December 2013 purchase of the FitzGibbons Agency, an Oswego County property, casualty and life insurance brokerage business with approximately $795,000 in annual revenues.

Finally, the Company owns a non-consolidated Delaware statutory trust subsidiary, Pathfinder Statutory Trust II, of which 100% of the common equity is owned by the Company.  Pathfinder Statutory Trust II was formed in connection with the issuance of $5.2 million in trust preferred securities.

Employees

As of December 31, 2016, the Bank had 128 full-time employees and 11 part-time employees.  The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

MARKET AREA AND COMPETITION

Market Area

We provide financial services to individuals, families, small to mid-size businesses and municipalities through our seven branch offices located in Oswego County and our two branch offices in Onondaga County.  Our primary lending market area includes both Oswego and Onondaga Counties.  However, our primary deposit generating area is concentrated in Oswego County and the areas surrounding our Onondaga County branches.

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

Based on recent independent market survey reports, median home values were $131,100 in Onondaga County and $94,500 in Oswego County at the end of 2016.  Home values have shown only modest increases in recent years within the Syracuse metro area, including Onondaga and Oswego Counties.  This modest increase in home values within the area followed a period in which home values within the area exhibited relative stability compared to many other areas of the country during the most recent economic recession that began in 2008.

Competition

Pathfinder Bank encounters strong competition both in attracting deposits and in originating real estate and other loans.  Our most direct competition for deposits and loans comes from commercial banks, savings institutions and credit unions in our market area, including money-center banks such as JPMorgan Chase & Co. and Bank of America, regional banks such as M&T Bank and Key Bank N. A., and community banks such as NBT Bank and Community Bank N.A., all of which have greater total assets than we do.  We compete for deposits by offering depositors a high level of personal service, a wide range of competitively priced financial services, and a well distributed network of branches, ATMs, and electronic banking.  We compete for loans through our competitive pricing, our experienced and active loan officers, local knowledge of our market and local decision making, strong community support and involvement, and a highly reputable brand.  As the economy has improved, and loan demand has increased, competition from financial institutions for commercial and residential loans has also increased.  Additionally, some of our competitors offer products and services that we do not offer, such as trust services and private banking.  Our primary focus is to build and develop profitable consumer and commercial customer relationships while maintaining our role as a community bank.

As of June 30, 2016, based on the most recently-available FDIC data, we had the second largest market share in Oswego County, representing 24.3% of all deposits, and 1.1% of all deposits in Onondaga County.  In addition, when combining both Oswego and Onondaga Counties, we have the eighth largest market share of sixteen institutions, representing 4.7% of the total market.

LENDING ACTIVITIES

General

Our primary lending activity is originating commercial real estate and commercial loans, the vast majority of which have periodically adjustable rates of interest.  The Bank also originates one-to-four family residential real estate loans, the majority of which have fixed rates of interest.  Our loan portfolio also includes municipal loans, home equity loans and junior liens and consumer loans.  In order to diversify our loan portfolio, increase our revenues, and make our loan portfolio less interest rate sensitive, the Company has actively sought to increase its commercial real estate and commercial business lending activities, consistent with safe and sound underwriting practices. Accordingly, we offer adjustable-rate commercial mortgage loans, short-and medium-term mortgage loans, and floating rate commercial loans.  Notwithstanding our increased emphasis on commercial real estate and commercial lending, we continue to offer shorter-term consumer loans, home equity loans and lines of credit with adjustable interest rates and municipal loans with fixed interest rates.

Commercial Real Estate Loans

Over the past several years, we have focused on originating commercial real estate loans, and we believe that commercial real estate loans will continue to provide growth opportunities for us.  We expect to increase, subject to our underwriting standards and market conditions, this business line in the future with a target loan size of $500,000 to $1.0 million to small businesses and real estate projects in our market area. Commercial real estate loans are secured by properties such as multi-family residential, office, retail, warehouse and owner-occupied commercial properties.

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

Residential Real Estate Loans

Historically, our primary lending focus consisted of originating one-to-four family, owner-occupied residential mortgage loans, substantially all of which were secured by properties located in our market area.  As noted above, we have shifted our lending focus in recent years towards originating more commercial real estate and commercial loans.

We currently offer one-to-four family residential real estate loans with terms up to 30 years that are generally underwritten according to Federal National Mortgage Association ("Fannie Mae") guidelines, and we refer to loans that conform to such guidelines as "conforming loans."  We generally originate both fixed-rate and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which as of December 31, 2016, was generally $417,000 for single-family homes in our market area.

Although conforming loans are saleable, we generally hold our one-to-four family residential real estate loans in our portfolio but have the capability to sell the mortgages into the secondary market, at management's discretion, as a source of liquidity or as a means of managing interest-rate risk. Such loan sales were conducted on a limited basis in 2016 and 2015.  In the current and prolonged low interest rate environment, a significant portion of our loan portfolio consists of fixed-rate one-to-four family residential real estate loans with terms in excess of 15 years.  We also originate one-to-four family residential real estate loans secured by non-owner occupied properties. However, we generally do not make loans in excess of 80% loan-to-value on non-owner occupied properties.

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

Residential Construction Loans

Our one-to-four family residential real estate loan portfolio also includes residential constructions loans.  Our residential construction loans generally have initial terms of up to six months, subject to extension, during which the borrower pays interest only.  Upon completion of construction, these loans typically convert to permanent loans secured by the completed residential real estate.   Our construction loans generally have rates and terms comparable to residential real estate loans that we originate.  The Bank held $8.5 million and $7.9 million in residential construction loans at December 31, 2016 and 2015, respectively.

Tax-exempt Municipal Loans

Tax-exempt municipal loans are a small component of our commercial loan product segment.  At December 31, 2016, loans outstanding in this category were $12.5 million, or 4.9%, of our total commercial loan portfolio.

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

Home Equity Loans and Junior Liens

Home equity loans and junior liens are made up of lines of credit secured by owner-occupied and non-owner occupied one-to-four family residences and second and third real estate mortgage loans. Home equity loans and home equity lines of credit are generally underwritten using the same criteria that we use to underwrite one-to-four family residential mortgage loans.  We typically originate home equity loans and home equity lines of credit on the basis of the applicant's credit history, an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan, and the value of the collateral securing the loan.  Home equity loans are offered with fixed interest rates.  Lines of credit are offered with adjustable rates, which are indexed to the prime rate, and with a draw period of up to 10 years and a payback period of up to 20 years.  The loan-to-value ratio for our home equity loans is generally limited to 80% when combined with the first security lien, if applicable.  The loan to value of our home equity lines of credit is generally limited to 80%, unless the Bank holds the first mortgage.  If we hold the first mortgage, we will permit a loan to value of up to 90%, and we adjust the interest rate and underwriting standards to compensate for the additional risk.

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

Consumer loans generally entail greater credit-related risk than one-to-four family residential mortgage loans, particularly in the case of loans that are unsecured or are secured by assets that tend to depreciate in value, such as automobiles. As a result, consumer loan collections are primarily dependent on the borrower's continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  In these cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan, and the remaining value often does not warrant further substantial collection efforts against the borrower.

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

Loan Approval Procedures and Authority

The Bank's lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by management and the board of directors.  Our policies are designed to provide loan officers with guidelines on acceptable levels of risk, given a broad range of factors.  The loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the collateral that will secure the loan, if applicable.

The board of directors grants loan officers individual lending authority to approve extensions of credit.  The level of authority for loan officers varies based upon the loan type, total relationship, form of collateral and risk rating of the borrower. Each loan officer is charged with the responsibility of achieving high credit standards.  Individual lending authority can be increased, suspended or removed by the board of directors, as recommended by the President or Executive Vice President and Chief Credit Officer.

If a loan is in excess of any individual loan officer's lending authority, the extension of credit must be referred to the Officer Loan Committee ("OLC").  The OLC is comprised of the President (serving as chairman), the Executive Vice President and Chief Credit Officer (serving as chair in the absence of the President), the Senior Vice President and General Counsel, as well as other members of the management team and retail and commercial lenders as may be appointed by the President. The OLC has authority to approve all commercial loans, and one-to-four family residential real estate loans where the total related credit is $1 million or less which are not within the lenders' individual authority.  In addition, the OLC may approve all municipal loans, where the total related credit is $2.5 million or less, and the individual loan amount is $2.5 million or less for rated municipal loans, and $1.5 million for unrated credits. The OLC has the authority to approve all consumer loans where the total related credit is $2.5 million or less and the individual loan amount is $200,000 for unsecured loans or $750,000 for secured loans. The Executive Loan Committee, which consists of members of the Bank's board of directors, must approve all extensions of credit in excess of the limits for the OLC and lenders individual authority.

Loans to One Borrower

Under New York law, New York commercial banks are subject to loans-to-one borrower limits, which are substantially similar as those applicable to national banks, which restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus, which was $10.8 million at December 31, 2016, on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus, which was $7.2 million at December 31, 2016, if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate), subject to exceptions.

Additionally, our internal loan policies limit the total related credit to be extended to any one borrower (after application of the rules of attribution), with respect to any and all loans with Pathfinder Bank to 10% of tier 1 and 2 capital, subject to certain exceptions.  The indebtedness includes all credit exposure whether direct or contingent, used or unused.

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

Impaired Loans, Non-performing Loans and Troubled Debt Restructurings

The policy of the Bank is to provide a continuous assessment of the quality of its loan portfolio through the maintenance of an internal and external loan review process. The process incorporates a loan risk grading system designed to recognize degrees of risk on individual commercial and mortgage loans in the portfolio. Management is responsible for monitoring of asset quality and risk grade designations, which are communicated to the board on a regular basis.

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

Our Allowance for Loan and Lease Losses policy ("ALLL") establishes criteria for selecting loans to be measured for impairment based on the following:

Residential and Consumer Loans:

	All loans rated substandard or worse, on nonaccrual, and above our total related credit ("TRC") threshold balance of $300,000.
	All Troubled Debt Restructured Loans

Commercial Lines and Loans, Commercial Real Estate and Tax-exempt loans:

	All loans rated substandard or worse, on nonaccrual, and above our TRC threshold balance of $100,000.
	All Troubled Debt Restructured Loans

Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses as compared to the loan carrying value.

Troubled Debt Restructurings ("TDR")

TDRs are loan restructurings in which we, for economic or legal reasons related to an existing borrower's financial difficulties, grant a concession to the debtor that we would not otherwise consider. Typically, a troubled debt restructuring involves a modification of terms of debt, such as reduction of the stated interest rate for the remaining original life of the debt, extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk, reduction of the face amount of the debt, or reduction of accrued interest.  We consider modifications only after analyzing the borrower's current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged.  These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests.  Some examples of residential TDRs include restructures encouraged by the Federal Government's HAMP and HARP Programs, in which we have participated.

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

We also employ a risk grading system for our loans to help assure that we are not taking unnecessary and/or unmanageable risk.  The primary objective of the loan risk grading system is to establish a method of assessing credit risk to further enable management to measure loan portfolio quality and the adequacy of the allowance for loan losses.  Further, we contract with an external loan review firm to complete a credit risk assessment of the loan portfolio on a regular basis to help determine the current level and direction of our credit risk.  The external loan review firm communicates the results of their findings to the Executive Loan Committee in writing and by periodically attending the Executive Loan Committee meetings. Any material issues discovered in an external loan review are also communicated immediately to the President of the Bank.  See Note 5 to the consolidated financial statements for further details on the Company's credit quality indicators that define our risk grading system.

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

The third component may consist of an unallocated allowance which is maintained to cover uncertainties that could affect management's estimate of probable losses.  The unallocated component of the allowance, when present,  reflects an additional margin for potential imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.  This component would typically be appropriate in times of significant economic dislocations or uncertainties in either, or both, the local and national economies.  The unallocated allowance generally comprises less than 10% of the total allowance for loan losses and can be as little as 0% of total allowance as was the case in at December 31, 2016 and December 31, 2015.

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

Large groups of homogeneous loans are evaluated for impairment in the aggregate.  Accordingly, we do not separately identify individual residential mortgage loans with outstanding principal balances less than $300,000, home equity and other consumer loans for impairment disclosures. We make exceptions to this general rule when such loans are (1) rated substandard or worse, on nonaccrual status and are related to borrowers with total related credit exposure in excess of our threshold balance of $300,000; or (2) the loans are subject to a troubled debt restructuring agreement.

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

INVESTMENT ACTIVITIES

Our investment policy is established by the board of directors. Our investment policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management objectives. The Asset Liability Management Committee (the "ALCO") of the board of directors acts in the capacity of an investment committee and is responsible for overseeing our investment program and evaluating on an ongoing basis our investment policy and objectives. Our President, Chief Financial Officer and Chief Investment Officer have the authority to purchase and sell securities within specific guidelines established by the investment policy.  All transactions are reviewed by the board of directors at its regular meetings.

All investment securities must meet regulatory guidelines and be permissible bank investments.  Our investment securities include United States Government obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLBNY, certificates of deposit at federally insured institutions, and federal funds.  Within certain regulatory limits, we may also invest a portion of our assets in mutual funds, equity securities and investment grade corporate debt securities.  As part of our membership in the FHLBNY, we are required to maintain a dividend-earning investment in FHLBNY stock.

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

Securities classified as held-to-maturity, other than mortgage-backed securities and collateralized mortgage obligations, consist primarily of state and political subdivision securities, and to a lesser extent, federal agency obligations and corporate securities.  Our securities classified as available-for-sale consist primarily of corporate securities and federal agency obligations, which include Federal Farm Credit Bank notes, FHLBNY notes, Fannie Mae notes and Federal Home Loan Mortgage Corporation ("Freddie Mac") notes.  For a discussion on mortgage backed securities, see "Mortgage-Backed Securities and Collateralized Mortgage Obligations."

Included within the available-for-sale portfolio is one mutual fund position.  The mutual fund is backed by adjustable-rate mortgage-backed securities and cash equivalents.

We also have an investment in FHLBNY stock which is classified separately from securities due to the restrictions on sale or transfer.  For further information regarding our securities portfolio, see Note 4 to the consolidated financial statements.

As a hedge against rising short-term interest rates, the Company sold a U.S. Treasury security in the amount of $25 million during the fourth quarter of 2016.  The Company was in controlling possession of, but did not own, the security which had been received as collateral, under an industry-standard repurchase agreement, for a 30-day no interest loan of approximately $25 million to an unrelated third party. The sale of this security provided the funds necessary to advance the loan to the third party and placed the Company in what is generally described as a "short position" with respect to the sold U.S. Treasury security. This transaction acted as a hedge against rising short-term interest rates because the price of the security would be expected to decline in a rising short-term interest rate environment and could be subsequently re-acquired at the conclusion of the 30-day loan period at a price lower than the price at which it was originally sold.  Short-term rates rose during the 30-day loan period and, consequently, the Company recognized a gain on the sale of securities in the amount of $85,000 and a tax benefit of $34,000 when the Treasury security was repurchased.  The tax benefit arose from the reversal of reserves established in prior years against the Company's deferred tax asset position as the transaction gain was characterized as a capital gain for tax purposes.  This capital gain was essentially tax free to the Company as the result of the utilization of existing, previously reserved-for, capital loss tax carryforwards that were established in 2011 and 2013. The recognized tax benefit reduced the Company's effective tax rate from what would have been 26.6% to 25.2% in 2016.  The gain income and the recognized tax benefits derived from this transaction were partially offset by an additional $54,000 in after-tax interest expense that increased interest expense and therefore reduced pretax net interest margin by $82,000 in the fourth quarter of 2016.  In total, after-tax net income was increased by approximately $65,000 during the fourth quarter of 2016 as a result of this transaction. Prior to the commencement of this transaction, the Company incurred consulting and placement fees of $59,000, of which $53,000 has been recorded on the Company's Consolidated Statements of Condition as deferred fees. These deferred fees will be recognized ratably as interest expense on the occasions that this hedging position is reestablished in future periods.  The hedge position was closed on December 23, 2016 and, other than the deferred fees of $53,000 discussed above, had no effect on the Company's consolidated financial condition at December 31, 2016.

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

Deposits

A majority of our depositors are persons or businesses who work or reside or operate in Oswego and Onondaga Counties. We offer a variety of deposits, including checking, savings, money market deposit accounts, and certificates of deposit.  Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We establish interest rates, maturity terms, service fees and withdrawal penalties on a periodic basis. Management determines the rates and terms based on rates paid by competitors, our need for funds or liquidity, overall growth goals and federal and state regulations.  The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in generating deposits and to respond with flexibility to changes in our customers' demands. We believe that deposits are a stable source of funds, but our ability to attract and maintain deposits at favorable rates will be affected by market conditions, including competition and prevailing interest rates. In addition, the Bank holds municipal deposits, which have been a more volatile source of funds.

The CDARS is a form of a brokered deposit program in which we have been a participant since 2009.  In addition to offering depositors enhanced FDIC insurance coverage, being a participant in CDARS allows us to fund our balance sheet through the CDARS' One-Way Buy program. This program uses a competitive bid process for available deposits, up to $50 million, at specified terms.  These deposits work well for us because of their weekly availability, coupled with their short term duration, which allows us to more closely mirror our funding needs.   We believe this arrangement is a viable source of funding provided that we maintain our "well-capitalized" status.  See Note 11 to the consolidated financial statements for further details on our brokered deposits.

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

In addition to the above borrowing capability, on October 15, 2015, the Company executed the $10.0 million non-amortizing Subordinated Loan with an unrelated third party that is scheduled to mature on October 1, 2025. The Company has the right to prepay the Subordinated Loan at any time after October 15, 2020 without penalty.  The Subordinated Loan is senior in the Company's credit repayment hierarchy only to the Company's common equity and, as a result, qualifies as Tier 2 capital for the Company for all future periods when applicable.  The cost of funds related to this transaction is 6.44% calculated under the effective interest method.

SUPERVISION AND REGULATION

General
Pathfinder Bank is a New York-chartered stock commercial bank and the Company is a Maryland corporation and a registered bank holding company. Pathfinder Bank's deposits are insured up to applicable limits by the FDIC. Pathfinder Bank is subject to extensive regulation by NYSDFS, as its chartering agency, and by the FDIC, its primary federal regulator and deposit insurer. Pathfinder Bank is required to file reports with, and is periodically examined by, the FDIC and the NYSDFS concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. As a registered bank holding company, the Company is regulated by the Federal Reserve Board.

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

The Dodd-Frank Act

The Dodd-Frank Act significantly changed bank regulation and has affected the lending, investment, trading and operating activities of depository institutions and their holding companies. The Dodd-Frank Act created a new Consumer Financial Protection Bureau with extensive powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices.  The Consumer Financial Protection Bureau also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets, such as Pathfinder Bank, continue to be examined by their applicable federal bank regulators.  The Dodd-Frank Act also gave state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd-Frank Act broadened the base for FDIC assessments for deposit insurance and permanently increased the maximum amount of deposit insurance to $250,000 per depositor.  The Dodd-Frank Act also, among other things, required originators of certain securitized loans to retain a portion of the credit risk, stipulated regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contained a number of reforms related to mortgage originations.  The Dodd-Frank Act increased the ability of shareholders to influence boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so-called "golden parachute" payments. The Dodd-Frank Act also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to company executives, regardless of whether the company is publicly traded or not.

Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates or require implementing regulations and, therefore, their impact on our operations cannot be fully determined for some time.  However, the Dodd-Frank Act has increased the regulatory burden, compliance costs and interest expense for Pathfinder Bank and the Company.

New York Bank Regulation

Pathfinder Bank derives its lending, investment, branching and other authority primarily from the applicable provisions of New York State Banking Law and the regulations of the NYSDFS, as limited by federal laws and regulations.  Under these laws and regulations, commercial banks, including Pathfinder Bank, may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies, certain types of corporate equity securities and certain other assets.  Under the statutory authority for investing in equity securities, a bank may invest up to 2% of its assets or 20% of its capital, whichever is less in exchange-registered corporate stock.  Investment in the stock of a single corporation is limited to the lesser of 1% of the bank's assets or 15% of the Bank's capital.  The Bank's authority to invest in equity securities is constrained by federal law, as explained later.  Such equity securities must meet certain earnings ratios and other tests of financial performance.  A bank may also exercise trust powers upon approval of the NYSDFS.  Pathfinder Bank does not presently have trust powers.

New York State chartered banks may also invest in subsidiaries.  A bank may use this power to invest in corporations that engage in various activities authorized for banks, plus any additional activities that may be authorized by the NYSDFS.

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

New York State Community Reinvestment Regulation

Pathfinder Bank is also subject to provisions of the New York State Banking Law which imposes continuing and affirmative obligations upon banking institutions organized in New York State to serve the credit needs of its local community ("NYCRA") which are substantially similar to those imposed by the Federal Community Reinvestment Act ("CRA").  Pursuant to the NYCRA, a bank must file an annual NYCRA report and copies of all federal CRA reports with the NYSDFS.  The NYCRA requires the NYSDFS to make a biennial written assessment of a bank's compliance with the NYCRA, utilizing a four-tiered rating system and make such assessment available to the public.  The NYCRA also requires the Superintendent to consider a bank's NYCRA rating when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. Pathfinder Bank's NYCRA most recent rating, dated December 31, 2012, was "satisfactory."  As of the date of the issuance of this filing, Pathfinder Bank is awaiting the results of a NYCRA examination by the NYSDFS.  Management believes that the examination was routine in nature and that we are in substantial compliance with all applicable regulations related to NYCRA.

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
In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset.  Higher levels of capital are required for asset categories believed to present greater risk.  Common equity Tier 1 capital is generally defined as common stockholders' equity and retained earnings.  Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital.  Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries.  Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital.  Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt.  Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Pathfinder Bank exercised the opt-out election.  Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.  In assessing an institution's capital adequacy, regulators take into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions when and where deemed necessary.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.  The buffer requirement rose to 1.25% on January 1, 2017.
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

Business and Investment Activities.  Under federal law, all state-chartered FDIC-insured banks, including commercial banks, have been limited in their activities as principal and in their equity investments to the type and the amount authorized for national banks, notwithstanding state law. Federal law permits certain exceptions to these limitations.

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

At December 31, 2016, Pathfinder Bank was well-capitalized.

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


be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Pathfinder Bank's capital.
In addition, extensions of credit in excess of certain limits must be approved by Pathfinder Bank's board of directors.  Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement. The FDIC has extensive enforcement authority over insured state banks, including Pathfinder Bank. That enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices. The FDIC also has authority under federal law to appoint a conservator or receiver for an insured bank under certain circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if the bank was "critically undercapitalized" on average during the calendar quarter beginning 270 days after the date on which the institution became "critically undercapitalized."

Federal Insurance of Deposit Accounts.  The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.
The FDIC assesses insured depository institutions to maintain its Deposit Insurance Fund.  Under the FDIC's risk-based assessment system, institutions deemed less risky pay lower assessments.  Assessments for institutions of less than $10 billion of assets are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure of an institution's failure within three years.  That technique, effective July 1, 2016, replaced the previous system under which institutions were placed into risk categories.

The Dodd-Frank Act required the FDIC to revise its procedures to base assessments upon each insured institution's total assets less tangible equity instead of deposits.  The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity.  In conjunction with the Deposit Insurance Fund's reserve ratio achieving 1.15%, the assessment range (inclusive of possible adjustments) was reduced for insured institutions of less than $10 billion of total assets to 1.5 basis points to 30 basis points, effective July 1, 2016.
The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020.  The Dodd-Frank Act requires insured institutions with assets of $10 billion or more to fund the increase from 1.15% to 1.35% and, effective July 1, 2016, such institutions are subject to a surcharge to achieve that goal.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation, and the Federal Deposit Insurance Corporation has exercised that discretion by establishing a long-range fund ratio of 2%.

In addition to the FDIC assessments, the  United States government-sponsored enterprise known as the Financing Corporation ("FICO") is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. The FICO assessment rate is adjusted quarterly to reflect changes in the assessment base as determined from quarterly Call Report submissions.  For the quarter ended December 31, 2016, the annualized Financing Corporation assessment was equal to 0.56 of a basis point of total assets less tangible capital.
The FDIC has authority to increase insurance assessments.  Any significant increase would have an adverse effect on the operating expenses and results of operations of Pathfinder Bank.  Management cannot predict what assessment rates will be in the future.
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
Community Reinvestment Act. Under the CRA, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish or acquire branches and merger with other depository institutions. The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. Pathfinder Bank's latest FDIC CRA rating, dated March 11, 2016, was "satisfactory."

Federal Reserve System. The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily negotiable order of withdrawal (NOW) and regular checking accounts).  The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $115.1 million; a 10% reserve ratio is applied above $115.1 million.  The first $15.5 million of otherwise reservable balances are exempted from the reserve requirements.  The amounts are adjusted annually.  Pathfinder Bank complies with the foregoing requirements.

Federal Home Loan Bank System.  Pathfinder Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the FHLBNY, Pathfinder Bank is required to acquire and hold a specified amount of shares of capital stock in the FHLBNY.  As of December 31, 2016, Pathfinder Bank was in compliance with this requirement.

Other Regulations
Interest and other charges collected or contracted for by Pathfinder Bank are subject to state usury laws and federal laws concerning interest rates.  Pathfinder Bank's operations are also subject to federal laws applicable to credit transactions, such as the:

	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;


Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one-to-four family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;


The TILA-RESPA Integrated Disclosure Rule, commonly known as the TRID rule, which became effective on October 3, 2015.  This rule amended the Truth in Lending Act and the Real Estate Settlement Procedures Act to integrate several consumer disclosures for mortgage loans.


Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

	Truth in Savings Act; and

	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.


Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;


Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services;


Check Clearing for the 21st Century Act (also known as "Check 21"), which gives "substitute checks," such as digital check images and copies made from that image, the same legal standing as the original paper check;


USA PATRIOT Act, which requires banks operating to, among other things, establish broadened anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and


Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution's privacy policy and provide such customers the opportunity to "opt out" of the sharing of certain personal financial information with unaffiliated third parties.

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

In December 2014, legislation was passed by Congress that requires the Federal Reserve to revise its "Small Bank Holding Company Policy Statement" to exempt bank and savings and loan holding companies with less than $1.0 billion of consolidated assets from the consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities.  The Federal Reserve maintains authority to apply the consolidated capital requirements to any bank or savings and loan holding company as warranted for supervisory purposes.  Regulations implementing the exemption were effective in May 2015.

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
Our federal tax return for the year ended December 31, 2014 is scheduled to be audited commencing on March 31, 2017.  Management believes that this audit is part of the Internal Revenue Service's normal audit and review cycle.  Management does not anticipate that the findings of the audit, if any, will have a material effect on the operations or the financial position of the Company.  The Company's federal tax returns have not been audited in the previous five years.
Method of Accounting.  For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.
Bad Debt Reserves.  Prior to 1996, Pathfinder Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of tax law changes in 1996, Pathfinder Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2016, Pathfinder Bank had no reserves subject to recapture in excess of its base year reserves.  The Bank is required to use the specific charge-off method to account for tax bad debt deductions.

Taxable Distributions and Recapture.  Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if Pathfinder Bank failed to meet certain thrift asset and definitional tests or made certain distributions.  Tax law changes in 1996 eliminated thrift-related recapture rules.  However, under current law, pre-1988 tax bad debt reserves remain subject to recapture if Pathfinder Bank makes certain non-dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a "bank" for tax purposes.  At December 31, 2016 our total federal pre-base year bad debt reserve was approximately $1.3 million.

Alternative Minimum Tax.  The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less any available exemption.  The alternative minimum tax is imposed to the extent it exceeds the regular income tax.  Net operating losses can offset no more than 90% of alternative taxable income.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  At December 31, 2016, the Company had no such amounts available as credits for carryover.

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  As of December 31, 2016, the Company does not have a federal net operating loss carryforward.

Corporate Dividends Received Deduction. The Company may exclude from its federal taxable income 100% of dividends received from Pathfinder Bank as a wholly-owned subsidiary by filing consolidated tax returns.  The corporate dividends received deduction is 80% when the corporation receiving the dividend owns at least 20% of the stock of the distributing corporation.  The dividends-received deduction is 70% when the corporation receiving the dividend owns less than 20% of the distributing corporation.

State Taxation

Prior to 2015, we were subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (i) 7.1% of Pathfinder Bank's "entire net income" allocable to New York State during the taxable year, or (ii) the applicable alternative minimum tax.  The alternative minimum tax is generally the greater of (a) 0.01% of the value of Pathfinder Bank's assets allocable to New York State with certain modifications, (b) 3% of our "alternative entire net income" allocable to New York State, or (c) $1,250.

Entire net income is similar to federal taxable income, subject to certain modifications and alternative entire net income is equal to entire net income without certain modifications.  Net operating losses arising in the current period can be carried forward to the succeeding 20 taxable years.

Effective January 1, 2015, banking corporations operating in New York State began to be taxed under the New York State General Business Corporation Franchise Tax provisions.  Under this change in New York State tax law, the tax rate on the business income base (formerly "entire net income") was reduced prospectively from 7.1% to 6.5% as of January 1, 2016.  In addition, various modifications became available to community banks (defined as banks with less than $8 billion in total assets) regarding deductions associated with interest income.  The New York State alternative minimum tax was repealed effective January 1, 2015.

Our state tax returns were under audit for the years 2012-2014 by the New York State Department of Finance.  The Company received a final notice that audit was concluded on September 28, 2016, with no findings that were material to the financial position of the Company or its future operations.  Our state tax returns had not been audited in the five years previous to the audit concluded on September 28, 2016.

As a Maryland business corporation, the Company is required to file an annual report with, and pay franchise taxes to, the State of Maryland.

ITEM 1A: RISK FACTORS

Not required of a smaller reporting company.

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The Company has seven offices located in Oswego County and two offices in Onondaga County.  Management believes that the Bank's facilities are adequate for the business conducted. The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 2016.  The aggregate net book value of the Bank's premises and equipment was $15.2 million at December 31, 2016.  For additional information regarding the Bank's properties, see Notes 8 and 18 to the consolidated financial statements.

LOCATION	OPENING DATE	OWNED/LEASED
Main Office	1874	Owned
214 West First Street
Oswego, New York 13126

Plaza Branch	1989	Owned (1)
Route 104, Ames Plaza
Oswego, New York 13126

Mexico Branch	1978	Owned
Norman & Main Streets
Mexico, New York 13114

Oswego East Branch	1994	Owned
34 East Bridge Street
Oswego, New York 13126

Lacona Branch	2002	Owned
1897 Harwood Drive
Lacona, New York 13083

Fulton Branch	2003	Owned (2)
5 West First Street South
Fulton, New York 13069

Central Square Branch	2005	Owned
3025 East Ave
Central Square, New York 13036

Cicero Branch	2011	Owned
6194 State Route 31
Cicero, New York 13039

Syracuse Pike Block Branch	2014	Leased (3)
109 West Fayette Street
Syracuse, New York 13202

(1) The building is owned; the underlying land is leased with an annual rent of $33,000.
(2) The building is owned; the underlying land is leased with an annual rent of $33,000.
(3) The premises are leased with an annual rent of $58,000.

ITEM 3: LEGAL PROCEEDINGS

There are various claims and lawsuits to which the Company is periodically involved that are incidental to the Company's business.  In the opinion of management, such claims and lawsuits in the aggregate are not expected to have a material adverse impact on the Company's consolidated financial condition and results of operations at December 31, 2016.

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable.

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

There were 1,016 shareholders of record as of March 15, 2017.  The following table sets forth the high and low closing bid prices and dividends paid per share of common stock for the periods indicated.

	Price per share
Quarter Ended:	High	Low	Dividend Paid
December 31, 2016	$13.45	$12.06	$0.05
September 30, 2016	$12.49	$11.27	$0.05
June 30, 2016	$11.96	$10.81	$0.05
March 31, 2016	$12.95	$10.95	$0.05
December 31, 2015	$13.05	$10.89	$0.05
September 30, 2015	$11.89	$10.60	$0.05
June 30, 2015	$12.35	$10.00	$0.03
March 31, 2015	$10.10	$9.67	$0.03

The Company did not repurchase any shares of its common stock during the fourth quarter of 2016.

Equity Compensation Plan Information

The following table provides information as of December 31, 2016 with respect to shares of common stock that may be issued under the Company's existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	422,940	$9.41	47,450
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

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

		For the years ended December 31,
	2016	2015	2014	2013	2012
Year End (In thousands, except per share amounts)
Total assets	$749,034	$623,254	$561,024	$503,793	$477,796
Investment securities available-for-sale	141,955	98,942	88,073	80,959	108,339
Investment securities held-to-maturity	54,645	44,297	40,875	34,412	-
Loans receivable, net	485,900	424,732	382,189	336,592	329,247
Deposits	610,983	490,315	415,568	410,140	391,805
Borrowings and sub-debt	73,972	56,291	71,255	46,008	40,119
Shareholders' equity	58,361	71,229	69,204	43,070	40,747

For the Year
Total interest income	$24,093	$21,424	$19,699	$18,883	$18,765
Total interest expense	3,804	2,657	2,614	3,264	3,908
Net interest income	20,289	18,767	17,085	15,619	14,857
Provision for loan losses	953	1,349	1,205	1,032	825
Net interest income after provision for loan losses	19,336	17,418	15,880	14,587	14,032
Total noninterest income	4,183	4,172	3,759	3,416	3,063
Total noninterest expense	19,110	17,587	15,685	14,751	13,518
Net income before income taxes	4,409	4,003	3,954	3,252	3,577
Income tax expense	1,111	1,071	1,153	847	929
Net income (loss) attributable to noncontrolling interest	26	43	56	(1)	-
Net income	$3,272	$2,889	$2,745	$2,406	$2,648

Per Share
Income per share - basic (a)	$0.79	$0.67	$0.64	$0.58	$0.53
Income per share - diluted (a)	0.78	0.66	0.63	0.58	0.53
Book value per common share	13.67	13.28	12.82	11.33	10.60
Tangible book value per common share	12.55	12.19	11.78	10.16	9.13
Cash dividends declared	0.20	0.16	0.12	0.12	0.12

Performance Ratios
Return on average assets	0.48%	0.48%	0.51%	0.48%	0.57%
Return on average equity	5.35	4.08	5.50	5.86	6.68
Average equity to average assets	8.97	11.76	9.27	8.24	8.48
Shareholders' Equity to total assets at end of year	7.73	11.36	12.26	8.55	8.53
Net interest rate spread	3.03	3.21	3.31	3.23	3.28
Net interest margin	3.14	3.31	3.40	3.34	3.41
Average interest-earning assets to average interest- bearing liabilities	118.35	121.73	117.88	115.85	113.89
Noninterest expense to average assets	2.81	2.92	2.92	2.96	2.89
Efficiency ratio (b)	79.90	78.22	76.51	79.14	75.53
Dividend payout ratio (c)	25.18	25.22	13.89	12.47	11.37
Return on average common equity	5.35	5.00	7.45	8.58	8.26

		For the years ended December 31,
	2016	2015	2014	2013	2012
Asset Quality Ratios
Nonperforming loans as a percent of total loans	0.98%	1.24%	1.61%	1.57%	1.66%
Nonperforming assets as a percent of total assets	0.72	0.94	1.16	1.18	1.25
Allowance for loan losses to loans receivable	1.27	1.33	1.38	1.48	1.35
Allowance for loan losses as a percent of nonperforming loans	129.85	107.30	85.50	94.22	81.13

Regulatory Capital Ratios (Bank Only)
Total core capital (to risk-weighted assets)	14.79%	16.22%	16.60%	14.13%	14.20%
Tier 1 capital (to risk-weighted assets)	13.54	14.95	15.31	12.82	12.90
Tier 1 capital (to adjusted assets)	9.06	10.00	10.55	8.72	8.80

Number of:
Banking offices	9	9	9	8	8
Fulltime equivalent employees	133	124	122	112	110

(a)	Adjusted to reflect the 1.6472 exchange ratio used in the conversion for 2014 and prior years.
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

On October 16, 2014, Pathfinder Bancorp, MHC converted from the mutual to stock form of organization.  In connection with the Conversion, the Company sold 2,636,053 of common stock to depositors at $10.00 per share.  Shareholders of Pathfinder-Federal, the Company's predecessor, received 1.6472 shares of the Company's common stock for each share of Pathfinder-Federal common stock they owned immediately prior to completion of the transaction.   Following the completion of the Conversion, Pathfinder-Federal was succeeded by the Company, a Maryland corporation named Pathfinder Bancorp, Inc., and Pathfinder Bancorp, MHC ceased to exist.  The Company had 4,326,744 and 4,353,850 shares outstanding at December 31, 2016 and December 31, 2015, respectively.

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


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


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


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


Continuing to grow our customer relationships and deposit base by expanding our branch network. As conditions permit, we will expand our branch network through a combination of de novo branching and acquisitions of branches or other financial services companies.  We believe that as we expand our branch network, our customer relationships and deposit base will continue to grow. We do not currently have any agreements or understandings regarding specific de novo branches or acquisitions.  Additionally, we have committed significant resources to establish a banking platform to accommodate future growth by upgrading our information technology, maintaining a robust risk management and compliance staff, improving credit administration functionality, and upgrading our physical infrastructure. We believe that these investments will enable us to achieve operational efficiencies with minimal additional investments, while providing increased convenience for our customers.


Utilizing the net proceeds from recent capital raises to continue the controlled growth of Pathfinder Bank. On October 16, 2014, the Company received $24.9 million in net proceeds from the sale of approximately 2.6 million shares of common stock as a result of the Conversion. On October 15, 2015, the Company executed the $10.0 million non-amortizing Subordinated Loan with an unrelated third party that is scheduled to mature on October 1, 2025. The Subordinated Loan is senior in the Company's credit repayment hierarchy only to the Company's common equity and, as a result, qualifies as Tier 2 capital for all future periods when applicable. On February 15, 2016, the Company retired $13 million in Series B Preferred stock owned by the Small Business Lending Facility ("SBLF") and has used, and will continue to use, the remaining net proceeds from Conversion to provide capital for asset growth and increased lending. We have leveraged this additional capital by growing our assets by $168.6 million, or 29.1%, since October 2014.  We believe that we can continue to successfully utilize retained earnings in future periods to provide the underlying capital for further growth.


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

Allowance for Loan Losses. The allowance for loan losses represents management's estimate of probable loan losses inherent in the loan portfolio.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment on the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and environmental factors, all of which may be susceptible to significant change.  The Company establishes a specific allowance for all commercial loans in excess of the total related credit threshold of $100,000 and single borrower residential mortgage loans in excess of the total related credit threshold of $300,000 identified as being impaired which are on nonaccrual and have been risk rated under the Company's risk rating system as substandard, doubtful, or loss. The Company also establishes a specific allowance, regardless to the size of the loan, for all loans subject to a troubled debt restructuring agreement.  In addition, an accruing substandard loan could be identified as being impaired.  The measurement of impaired loans is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral, less costs to sell.  At December 31, 2016, the Bank's position in impaired loans consisted of 42 loans totaling $8.6million.  Of these loans, 31 loans, totaling $6.2 million, were valued using the present value of future cash flows method; and 11 loans, totaling $2.4 million, were valued based on a collateral analysis.  For all other loans, the Company uses the general allocation methodology that establishes an allowance to estimate the probable incurred loss for each risk-rating category.  Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in this report.

Deferred Income Tax Assets and Liabilities.  Deferred income tax assets and liabilities are determined using the liability method.  Under this method, the net deferred tax asset or liability is recognized for the future tax consequences.  This is attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating and capital loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The affect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  If current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established.  The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.  A valuation allowance of $150,000 was maintained at December 31, 2016, as management believes it may not generate sufficient future taxable income in the form of capital gains to offset its capital loss carry forward position before those potential tax benefits expire. The Company's effective tax rate differs from the statutory rate due primarily to non-taxable interest income and bank owned life insurance.  See Note 17 to the accompanying financial statements.

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

Evaluation of Goodwill.  Management performs an annual evaluation of the Company's goodwill for possible impairment.  Based on the results of the 2016 evaluation, management has determined that the carrying value of goodwill is not impaired as of December 31, 2016.  The evaluation approach is described in Note 10 of the consolidated financial statements.

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

RECENT EVENTS

On December 15, 2016, the board of directors declared a quarterly dividend of $0.05 per common share.  The dividend was payable on February 3, 2017 to shareholders of record on January 13, 2017.

EXECUTIVE SUMMARY AND RESULTS OF OPERATIONS

The Company reported net income of $3.3 million for 2016 as compared to $2.9 million for 2015.  Basic and diluted earnings per share in 2016 were $0.79 and $0.78, respectively, as compared to $0.67 and $0.66 in 2015, respectively.  Return on average assets remained unchanged from 2015 at 0.48% in 2016.  Return on average equity increased 1.27% to 5.35% in 2016 as compared to 4.08% in 2015.  This increase was due to the increased utilization of capital as the Company grew its total assets from $623.3 million at December 31, 2015 to $749.0 million at December 31, 2016.  The Company continued to successfully execute on its growth strategies in 2016 as it effectively increased its total interest-earning assets and utilized an increased portion of the $24.9 million in net capital proceeds that it received as a result of the October 2014 conversion.

Net income increased 13.3% to $3.3 million in 2016 on average earning assets of $645.7 million as compared to net income of $2.9 million in 2015 on average earning assets of $566.3 million. Net income increased during 2016, due to increases in interest income and a favorable reduction in the provision for loan losses that were partially offset by increases in interest and noninterest expenses.  Increases in the average balances of loans, and taxable and tax-exempt investment securities led to the increase in interest income, which was partially offset by a reduction in the overall average rate earned on those assets.  The increase in interest income was partially offset by an increase in interest expense due to an increase in average interest-bearing liabilities of $80.3 million and an increase in the rate paid on those liabilities of 13 basis points.

Noninterest income was $4.2 million in both 2016 and 2015. Net gains on the sales and redemptions of investment securities increased $172,000 to $594,000 in 2016 as the Company sold certain securities as part of its overall asset management strategies.  All other categories of noninterest income declined $161,000 in aggregate during 2016, as compared to the previous year, as the earnings on loan servicing fees and bank owned life insurance declined $95,000 and $94,000, respectively.  In addition, net proceeds from the sales of loans and foreclosed assets declined $74,000 in 2016 as compared to 2015.  The declines in noninterest income in 2016 described above were partially offset by increases in other charges, commissions and fees and debit card interchange fees of $89,000 and $27,000, respectively.  Partially offsetting these aggregate increases to net income was the increase in noninterest expense to $19.1 million in 2016 from $17.6 million in 2015, due largely to the increase in salaries and employee benefits.

The provision for income taxes increased $40,000 between 2015 and 2016 due to the increase in pretax net income in 2016 of $406,000, or 10.1%, as compared to the previous year, partially offset by a lower effective income tax rate.  The lower effective tax rate resulted from higher nontaxable income as a proportion to total income in 2016 as compared with the previous year and the utilization of some previously reserved-for capital loss carryforward credits in 2016.

Total assets were $749.0 million at December 31, 2016 as compared to $623.3 million at December 31, 2015.  The increase in total assets of $125.8 million, or 20.2%, was the result of the increase in loans, largely commercial real estate and residential mortgages, and the increase in investment securities. The loan portfolio, net of the allowance for loan losses, increased $61.2 million and the investment securities portfolio increased $53.4 million.  The increase in total assets was funded largely by a $86.4 million increase in customer deposits, a $34.2 million increase in time deposits acquired through the CDARS program and by a net increase in borrowings from the FHLBNY of $17.6 million in 2016.

Measured as a percentage of total loans and total assets, loan credit quality metrics improved in 2016 as compared to the previous year.  These improvements in credit quality measures were reflected in a slight decline in the ratioof the allowance for loan losses to year end loans decreasing from 1.33% at December 31, 2015 to 1.27% at December 31, 2016.  This decrease reflects management's estimate of the probable losses inherent in the current loan portfolio.

The ratio of net charge-offs to average loans declined to 0.09% for 2016 as compared to 0.25% for 2015.  This activity reflects charge-offs for those accounts deemed uncollectible but reserved for in prior years through the provision for loan losses.  Total past due loans measured as a percent of total loans, decreased from 2.1% at December 31, 2015 to 2.0% at December 31, 2016.  Similarly, the ratio of nonperforming loans to year end loans improved at December 31, 2016 to 0.98% as compared to 1.24% at December 31, 2015.  The level of nonperforming loans decreased in aggregate by $507,000, or 9.5%, led by a decrease in nonperforming commercial and commercial real estate loans of $1.4 million, partially offset by an increase in nonperforming residential loans.  Commensurate with the decline in nonperforming loans to year end loans, the ratio of nonperforming assets to total assets decreased to 0.72% at December 31, 2016 from 0.94% at December 31, 2015.

The Company's shareholders' equity decreased $12.9 million, or 18.2%, to $57.9 million at December 31, 2016 from $70.8 million at December 31, 2015.  This decrease was principally due to the Company's redemption of all 13,000 shares of the Series B Preferred Stock outstanding at December 31, 2015 with the payment of $13.0 million to the SBLF in February 2016. In addition, shareholder's equity was reduced in 2016 by the repurchase of 143,400 shares of the Company's common stock in the amount of $1.8 million. To a lesser extent, shareholder's equity was reduced in 2016, as compared to the previous year, by a decrease in accumulated other comprehensive loss, net of tax, of $1.3 million, and preferred and common stock dividend distributions of $836,000. Offsetting this combined decrease of $16.9 million in shareholders' equity during 2016 was net income of $3.3 million and stock-based compensation-related increase of $520,000 in additional paid in capital and $180,000 in accretion of unearned ESOP shares.

Net Interest Income

Net interest income is the Company's primary source of operating income.  It is the amount by which interest earned on interest-earning deposits, loans and investment securities exceeds the interest paid on deposits and borrowed money.  Changes in net interest income and the net interest margin ratio resulted from the interaction between the volume and composition of earning assets, interest-bearing liabilities, and their respective yields and funding costs.

The following comments refer to the table of Average Balances and Rates and the Rate/Volume Analysis, both of which follow below.

Net interest income increased $1.5 million, or 8.1%, in 2016 to $20.3 million as compared to the previous year. Our net interest margin for the year ended December 31, 2016 decreased to 3.14% from 3.31% for the comparable prior year.  The increase in net interest income was primarily due to a 12.3% increase in interest income on loans and investment securities to $23.9 million stemming from the $79.5 million increase in average balances on these earning assets.  This increase was partially offset by an increase in interest expense on time deposits and FHLBNY borrowings.  Increases between 2016 and 2015 were recorded in average rates paid on time deposits and FHLBNY borrowings of 18 basis points and 13 basis points, respectively.  Interest expense on borrowings, the majority of which are from FHLBNY, increased $176,000, as the average balances of these borrowings increased 7.8% to $47.1 million at December 31, 2016 and the rates paid on these borrowings increased from 0.90% in 2015 to 1.21% in 2016.

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

	For the twelve months ended December 31,
	2016			2015			2014
			Average			Average			Average
	Average		Yield /	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$455,129	$20,703	4.55%	$404,434	$18,450	4.56%	$361,864	$16,928	4.68%
Taxable investment securities	142,277	2,494	1.75%	118,035	2,190	1.86%	106,976	1,975	1.85%
Tax-exempt investment securities	32,387	832	2.57%	27,841	763	2.74%	27,854	782	2.81%
Interest-earning time deposits	-	-	0.00%	-	-	0.00%	453	7	1.55%
Fed funds sold and interest-earning deposits	15,898	64	0.40%	16,036	21	0.13%	5,386	7	0.13%
Total interest-earning assets	645,691	24,093	3.73%	566,346	21,424	3.78%	502,533	19,699	3.92%
Noninterest-earning assets:
Other assets	41,097			40,606			39,769
Allowance for loan losses	(5,965)			(5,674)			(5,152)
Net unrealized gains
on available for sale securities	397			790			736
Total assets	$681,220			$602,068			$537,886
Interest-bearing liabilities:
NOW accounts	$56,541	$92	0.16%	$46,044	$86	0.19%	$38,960	76	0.20%
Money management accounts	14,392	35	0.24%	12,981	21	0.16%	13,205	22	0.17%
MMDA accounts	167,817	699	0.42%	125,396	628	0.50%	94,941	401	0.42%
Savings and club accounts	79,317	74	0.09%	75,307	62	0.08%	73,683	63	0.09%
Time deposits	165,464	1,541	0.93%	155,040	1,165	0.75%	160,043	1,394	0.87%
Subordinated loans	15,006	792	5.28%	6,826	300	4.39%	5,155	161	3.12%
Borrowings	47,051	571	1.21%	43,663	395	0.90%	40,338	497	1.23%
Total interest-bearing liabilities	545,588	3,804	0.70%	465,257	2,657	0.57%	426,325	2,614	0.61%
Noninterest-bearing liabilities:
Demand deposits	69,898			62,751			57,335
Other liabilities	4,632			3,241			4,356
Total liabilities	620,118			531,249			488,016
Shareholders' equity	61,102			70,819			49,870
Total liabilities & shareholders' equity	$681,220			$602,068			$537,886
Net interest income		$20,289			$18,767			$17,085
Net interest rate spread			3.03%			3.21%			3.31%
Net interest margin			3.14%			3.31%			3.40%
Ratio of average interest-earning assets
to average interest-bearing liabilities			118.35%			121.73%			117.88%

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

	Years Ended December 31,
	2016 vs. 2015			2015 vs. 2014
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Loans	$2,306	$(53)	$2,253	$1,951	$(429)	$1,522
Taxable investment securities	430	(126)	304	205	10	215
Tax-exempt investment securities	119	(50)	69	-	(19)	(19)
Interest-earning time deposits	-	-	-	(4)	(4)	(7)
Interest-earning deposits	-	43	43	14	-	14
Total interest income	2,855	(186)	2,669	2,166	(442)	1,725
Interest Expense:
NOW accounts	19	(13)	6	13	(3)	10
Money management accounts	2	12	14	-	(1)	(1)
MMDA accounts	189	(118)	71	144	83	227
Savings and club accounts	3	9	12	1	(2)	(1)
Time deposits	82	294	376	(42)	(187)	(229)
Subordinated loans	421	71	492	62	77	139
Borrowings	33	143	176	38	(140)	(102)
Total interest expense	749	398	1,147	216	(173)	43
Net change in net interest income	$2,106	$(584)	$1,522	$1,950	$(269)	$1,682

Interest Income

Changes in interest income result from changes in the average balances of loans, securities, and interest-earning deposits and the related average yields on those balances.

Interest income increased 12.5% to $24.1 million in 2016 as compared to 2015 due principally to the $79.3 million, or 14.0%, increase in average interest-earning assets.  The increase in average interest-earning assets was due to the increase in average balances of loans and taxable investment securities, which increased 12.5% and 20.5%, respectively.  The increase in the average balance of loans was due principally to increases in adjustable-rate commercial real estate loans.  The average yields earned on loans, however, decreased by one basis point from 4.55% in 2016 to 4.56% in 2015 as maturing higher rate loans were replaced by loans at current lower market rates. Yields on taxable investment securities declined 11 basis points to 1.75% in 2016 as compared to 1.86% in 2015.

Interest Expense

Changes in interest expense result from changes in the average balances of deposits and borrowings and the related average interest costs on those balances.

Interest expense increased $1.1 million to $3.8 million in 2016 compared to 2015 due primarily to a $103,000 increase in deposit expenses for all deposit products in aggregate, excluding time deposits, that was primarily driven by an average balance increase in MMDA accounts of $42.4 million in 2016 as compared to 2015.  The Company also paid $492,000 more in interest on subordinated debt in 2016 as a result of the issuance of an additional $10 million in such debt in October 2015.  In addition, these increases in non-maturity deposit and subordinated debt interest costs were augmented by $376,000 increase in interest expense on time deposits.

The increase in interest expense on time deposits was the result of an increase in the average balance of time deposits in 2016 of $10.4 million.  The average balance increase of time deposits in 2016 was due to an increase of $19.5 in time deposits originated within the Bank's customer base, partially offset by a decrease of $9.1 million in time deposits acquired through the CDARS program. This increase was largely the result of promotional activity designed to increase balances within this deposit category.  Partially as a result of this promotional activity, the average rates of interest paid on time deposits increased 0.18% in 2016 to 0.93% as compared to 0.75% in 2015. Interest expense on borrowings, the majority of which are from FHLBNY, increased $176,000, as the average balances of these borrowings increased 7.8% to $47.1 million and the rates paid on these borrowings increased from 0.90% in 2015 to 1.21% in 2016.

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

The Company recorded a provision for loan losses of $953,000 in 2016 as compared to $1.3 million recorded in the prior year.  This year-over-year decrease reflects decreased levels of net charge-offs in 2016 as the Company recorded $412,000 in net charge-offs in 2016 as compared to $993,000 in net charge-offs in 2015.  The $581,000 decrease in net charge-offs resided primarily in commercial real estate and industrial loans.  The ratio of net charge-offs to average loans declined to 0.09% in 2016 from 0.25% in 2015.  The positive effects of improving loan credit quality metrics on the amount of the required provision for loan losses in 2016, as compared with the previous year, were partially offset by increases in the required provision arising from the 14.3% increase in gross loan balances during 2016.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions and net gains or losses on sales of securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the years indicated.

	Years Ended December 31,
(Dollars in thousands)	2016	2015	Change
Service charges on deposit accounts	$1,141	$1,155	$(14)	-1.2%
Earnings and gain on bank owned life insurance	307	401	(94)	-23.4%
Loan servicing fees	138	233	(95)	-40.8%
Debit card interchange fees	557	530	27	5.1%
Other charges, commissions and fees	1,486	1,397	89	6.4%
Noninterest income before gains	3,629	3,716	(87)	-2.3%
Net gains on sales and redemptions of investment securities	594	422	172	40.8%
Net (losses) gains on sales of loans and foreclosed real estate	(40)	34	(74)	-217.6%
Total noninterest income	$4,183	$4,172	$11	0.3%

Noninterest income for the year ended December 31, 2016 increased $11,000, or 0.3%, to $4.2 million as compared to the prior year.  Noninterest income before gains declined $87,000, or 2.3%, to $3.6 million as a result of declines in loan servicing fees and earnings and gain on bank owned life insurance of $95,000 and $94,000, respectively.   The decline in loan servicing fees was due to the reduced size of the Bank's residential mortgage portfolio serviced for others.  Earnings on bank owned life insurance decreased $94,000 during the year ended December 31, 2016, as compared to the previous year, due to the collection of a death benefit related to a former employee in 2015.  Partially offsetting these decreases in noninterest income during the year ended December 31, 2016 as compared to the year ended December 31, 2015, was an increase in other charges, commissions and fees of $89,000, or 6.4%, which was primarily due to an increase in insurance commissions of $83,000.  Net gains from the sale of investment securities increased by $172,000 in 2016 as compared to the previous year, as the Company managed its balance sheet positions in investment securities to meet its liquidity and interest rate risk management objectives.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the years indicated.

	Years Ended December 31,
(Dollars in thousands)	2016	2015	Change
Salaries and employee benefits	$10,772	$9,687	$1,085	11.2%
Building occupancy	1,936	1,921	15	0.8%
Data processing	1,682	1,609	73	4.5%
Professional and other services	834	859	(25)	-2.9%
Advertising	730	518	212	40.9%
FDIC assessments	345	408	(63)	-15.4%
Audits and exams	329	268	61	22.8%
Other expenses	2,482	2,317	165	7.1%
Total noninterest expenses	$19,110	$17,587	$1,523	8.7%

Noninterest expense for 2016 increased $1.5 million, or 8.7%, to $19.1 million from $17.6 million for the prior year. Higher noninterest expenses largely reflect investments related to the Company's continued efforts to expand brand awareness and increase its business activities in the Syracuse market.  Specifically, the year-over-year increase in noninterest expenses was due in part to higher personnel expenses that increased $1.1 million, or 11.2%, in 2016 as compared to 2015. These increases resulted primarily from increases of $516,000, or 8.4%, in salaries, $209,000, or 21.3%, in employee benefits, $207,000, or 53.2%, in stock-based compensation, and $95,000, or 10.9%, in commission expense.  The increase in salaries expense was due to the expansion of the Company's staffing levels in a number of areas, primarily focused on enhanced business development and risk management activities.  Employee benefits expense increased due to increases in employee medical insurance premiums of $130,000 and increased 401(k) contributions of $89,000 in 2016 as compared to the previous year. Stock-based compensation increased due to the adoption of new stock-based compensation plans approved by a vote of the shareholders in May of 2016 and the granting of options previously available from plans adopted with shareholder consent in prior years.

Advertising expense increased $212,000, or 40.9%, in 2016 as compared to the previous year as the Company's management sought to increase brand awareness and corresponding business activity within the Company's market area, particularly in Onondaga County. Other expenses increased $165,000, or 7.1%, in 2016 principally due to increases in community service donations of $121,000 as compared to 2015.  Partially offsetting these increases in noninterest income was a decline of $63,000, or 15.4%, in FDIC assessments due to the adoption of a reduced fee schedule by that agency.

Income Tax Expense

The Company reported income tax expense of $1.1 million in 2016 and 2015. Income tax expense increased $40,000 in 2016, as the increased tax expense that would normally be incurred due to the $406,000 increase in pretax net income recorded in 2016, as compared with the previous year, was partially offset by a decline in the effective tax rate to 25.2% in 2016 from 26.8% in 2015.  The decrease in the effective tax rate was due to a higher proportion of nontaxable income to total income in 2016.  These nontaxable income items included sales of certain investments that utilized available capital loss carryforward tax benefits that had been reserved against in previous years.  In addition, the effective tax rate in 2016 was modestly reduced by an increase in the level of interest income earned from nontaxable loans and investment securities, calculated as a percentage of total interest income, during the year as compared to 2015.  See Note 17 to the consolidated financial statements for the reconciliation of the statutory tax rate to the effective tax rate.

Earnings Per Share

Basic and diluted earnings per share for the year ended December 31, 2016 were $0.79 and $0.78, respectively, as compared to basic and diluted earnings per share of $0.67 and $0.66 for the year ended December 31, 2015.  The increase in basic and diluted earnings per share comparing year-over-year periods was due to the increase in net income available to common shareholders between these two years.

CHANGES IN FINANCIAL CONDITION

Total assets were $749.0 million at December 31, 2016 as compared to $623.3 million at December 31, 2015.  The increase in total assets of $125.8 million, or 20.2%, was the result of the increase in loans, largely commercial real estate and residential mortgages, and the increase in investment securities. The loan portfolio, net of the allowance for loan losses, increased $61.2 million and the investment securities portfolio increased $53.4 million.  The increase in total assets was funded largely by a $86.4 million increase in customer deposits, a $34.2 million increase in time deposits acquired through the CDARS program and by a net increase in borrowings from the FHLBNY of $17.6 million in 2016.

 Investment Securities

The investment portfolio represented 27% of the Company's average interest earning assets in 2016 and is designed to generate a favorable rate of return consistent with safety of principal while assisting the Company in meeting its liquidity needs and interest rate risk strategies.  All of the Company's investments are classified as either available-for-sale or held-to-maturity.  The Company does not hold any trading securities.  The Company invests primarily in securities issued by United States Government agencies and sponsored enterprises ("GSE"), mortgage-backed securities, collateralized mortgage obligations, state and municipal obligations, mutual funds, equity securities, investment grade corporate debt instruments, and common stock issued by the Federal Home Loan Bank of New York ("FHLBNY").  By investing in these types of assets, the Company reduces the credit risk of its asset base but must accept lower yields than would typically be available on loan products.  Our mortgage backed securities and collateralized mortgage obligations portfolio is comprised predominantly of pass-through securities guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and does not include any securities backed by sub-prime or other high-risk mortgages.

At December 31, 2016, available-for-sale and held-to-maturity investment securities increased 43.5% to $142.0 million and 23.4% to $54.6 million, respectively.  There were no securities that exceeded 10% of consolidated shareholders' equity.  See Note 4 to the consolidated financial statements for further discussion on securities.

Our available-for-sale investment securities are carried at fair value and our held-to-maturity investment securities are carried at amortized cost.

The following table sets forth the carrying value of the Company's investment portfolio at December 31:

	Available-for-Sale		Held-to-Maturity
(In Thousands)	2016	2015	2016	2015
Investment Securities:
US treasury, agencies and GSEs	$24,184	$21,308	$4,928	$7,860
State and political subdivisions	16,481	8,300	30,697	21,585
Corporate	15,195	18,128	8,240	4,175
Asset backed securities	6,664	-	-	-
Residential mortgage-backed - US agency	30,566	32,573	6,386	7,763
Collateralized mortgage obligations - US agency	40,986	16,833	2,927	2,914
Collateralized mortgage obligations - Private label	6,577	-	1,467	-
Mutual funds	626	1,221	-	-
Equity securities	676	579	-	-
Total investment securities	$141,955	$98,942	$54,645	$44,297

The following table sets forth the scheduled maturities, amortized cost, fair values and average yields for the Company's investment securities at December 31, 2016. Average yield is calculated on the amortized cost to maturity.  Adjustable rate mortgage-backed securities are included in the period in which interest rates are next scheduled to be reset.

AVAILABLE FOR SALE
			More Than One		More Than Five
	One Year or Less		to Five Years		to Ten Years
		Annualized		Annualized		Annualized
	Amortized	Weighted	Amortized	Weighted	Amortized	Weighted
(Dollars in thousands)	Cost	Avg. Yield	Cost	Avg. Yield	Cost	Avg. Yield
Debt investment securities:
US Treasury, agencies and GSEs	$10,208	0.64%	$14,055	0.87%	$-	-
State and political subdivisions	1,880	1.66%	3,680	1.79%	5,066	1.95%
Corporate	2,590	1.37%	9,273	2.18%	487	3.00%
Asset backed securities	-	-	-	-	5,179	3.39%
Total	$14,678	0.90%	$27,008	1.45%	$10,732	2.69%
Mortgage-backed securities:
Residential mortgage-backed - US agency	$-	-	$2,016	1.73%	$8,644	1.96%
Collateralized mortgage obligations - US agency	-	-	3,453	2.21%	5,518	2.13%
Collateralized mortgage obligations - Private label	-	-	-	-	-	-
Total	$-	-	$5,469	2.04%	$14,162	2.03%
Other non-maturity investments:
Mutual funds	$643	1.58%	$-	-	$-	-
Equity securities	663	2.00%	-	-	-	-
Total	$1,306	1.79%	$-	-	$-	-
Total investment securities	$15,984	0.97%	$32,477	1.55%	$24,894	2.31%

	More Than Ten Years		Total Investment Securities
		Annualized			Annualized
	Amortized	Weighted	Amortized	Fair	Weighted
(Dollars in thousands)	Cost	Avg. Yield	Cost	Value	Avg. Yield
Debt investment securities:
US Treasury, agencies and GSEs	$-	-	$24,263	$24,184	0.78%
State and political subdivisions	6,560	2.10%	17,186	16,481	1.94%
Corporate	3,209	3.86%	15,559	15,195	2.42%
Asset backed securities	1,517	2.24%	6,696	6,664	3.13%
Total	$11,286	2.62%	$63,704	$62,524	1.73%
Mortgage-backed securities:
Residential mortgage-backed - US agency	$20,544	1.99%	$31,204	$30,566	1.97%
Collateralized mortgage obligations - US agency	33,153	2.28%	42,124	40,986	2.25%
Collateralized mortgage obligations - Private label	6,682	2.18%	6,682	6,577	2.18%
Total	$60,379	2.17%	$80,010	$78,129	2.13%
Other non-maturity investments:
Mutual funds	$-	-	$643	$626	1.58%
Equity securities	-	-	663	676	2.00%
Total	$-	-	$1,306	$1,302	1.80%
Total investment securities	$71,665	2.24%	$145,020	$141,955	1.95%

HELD-TO-MATURITY
			More Than One		More Than Five
	One Year or Less		to Five Years		to Ten Years
		Annualized		Annualized		Annualized
	Amortized	Weighted	Amortized	Weighted	Amortized	Weighted
(Dollars in thousands)	Cost	Avg. Yield	Cost	Avg. Yield	Cost	Avg. Yield
Debt investment securities:
US Treasury, agencies and GSEs	$-	-	$4,928	2.07%	$-	-
State and political subdivisions	206	1.30%	4,581	2.26%	13,438	3.55%
Corporate	-	-	664	3.79%	4,385	5.28%
Total	$206	1.30%	$10,173	2.27%	$17,823	3.97%
Mortgage-backed securities:
Residential mortgage-backed - US agency	$-	-	$-	-	$1,128	2.22%
Collateralized mortgage obligations - US agency	-	-	-	-	2,928	3.16%
Collateralized mortgage obligations - Private label	-	-	-	-	-	-
Total	$-	-	$-	-	$4,056	2.90%
Total investment securities	$206	1.30%	$10,173	2.27%	$21,879	3.77%

	More Than Ten Years		Total Investment Securities
		Annualized			Annualized
	Amortized	Weighted	Amortized	Fair	Weighted
(Dollars in thousands)	Cost	Avg. Yield	Cost	Value	Avg. Yield
Debt investment securities:
US Treasury, agencies and GSEs	$-	-	$4,928	$4,940	2.07%
State and political subdivisions	12,472	2.84%	30,697	30,576	3.05%
Corporate	3,191	3.69%	8,240	8,097	4.54%
Total	$15,663	3.01%	$43,865	$43,613	3.22%
Mortgage-backed securities:
Residential mortgage-backed - US agency	$5,258	2.87%	$6,386	$6,397	2.76%
Collateralized mortgage obligations - US agency	-	-	2,927	3,023	3.16%
Collateralized mortgage obligations - Private label	1,466	2.87%	1,467	1,396	2.87%
Total	$6,724	2.87%	$10,780	$10,816	2.88%
Total investment securities	$22,387	2.97%	$54,645	$54,429	3.15%

The yield information disclosed above does not give effect to changes in fair value that are reflected in accumulated other comprehensive loss in consolidated shareholders' equity.

Loans Receivable

Average loans receivable represented 70% of the Company's average interest earning assets in 2016 and account for the greatest portion of total interest income.  The Company currently has the largest portion of its loan portfolio in commercial loan products that represent 52% of total loans. These products include credits extended to businesses and political subdivisions within its marketplace that are typically secured by commercial real estate, equipment, inventories, and accounts receivable.  The residential mortgage loans product segment represents 42% of total loans.  The Company has seen the proportion of commercial loan products to total loans increase in recent years and it will continue to emphasize these types of loans.  Notwithstanding this emphasis, the Company also anticipates a continued commitment to financing the purchase or improvement of residential real estate in its market area.

The following table sets forth the composition of our loan portfolio, including net deferred costs, in dollar amount and as a percentage of loans.  There were no loans classified as loans held for sale at the dates indicated.
	December 31,
(Dollars in thousands)	2016		2015		2014		2013		2012
Residential real estate	$206,900	42.0%	$189,367	44.0%	$175,322	45.2%	$168,493	49.3%	$176,968	53.0%
Commercial real estate	150,569	30.6%	129,481	30.1%	125,883	32.5%	95,510	28.0%	82,357	24.7%
Commercial and tax exempt	103,394	21.0%	83,016	19.3%	59,268	15.3%	52,241	15.3%	48,826	14.6%
Home equity and junior liens	24,991	5.1%	23,688	5.5%	22,905	5.9%	21,223	6.2%	22,141	6.6%
Consumer loans	6,293	1.3%	4,886	1.1%	4,160	1.1%	4,166	1.2%	3,456	1.0%
Total loans receivable	$492,147	100.0%	$430,438	100.0%	$387,538	100.0%	$341,633	100.0%	$333,748	100.0%
The following table shows the amount of loans outstanding, including net deferred costs, as of December 31, 2016 which, based on remaining scheduled repayments of principal, are due in the periods indicated.  Demand loans having no stated schedule of repayments, no stated maturity, and overdrafts are reported as one year or less.  Adjustable and floating rate loans are included in the period on which interest rates are next scheduled to adjust, rather than the period in which they contractually mature.  Fixed rate loans are included in the period in which the final contractual repayment is due.

	Due Under	Due 1-5	Due Over
(In thousands)	One Year	Years	Five Years	Total
Real estate:
Commercial real estate	$1,758	$4,936	$143,875	$150,569
Residential real estate	141	3,008	203,751	206,900
	1,899	7,944	347,626	357,469
Commercial and tax exempt	42,528	26,744	34,122	103,394
Home Equity and junior liens	77	1,171	23,743	24,991
Consumer	949	2,768	2,576	6,293
Total loans	$45,453	$38,627	$408,067	$492,147

(In thousands)	Due After One Year
Interest rates:
Fixed	$210,459
Variable	236,235
Total loans	$446,694

Total loans receivable, including net deferred costs, increased $61.7 million, or 14.3%, to $492.1 million at December 31, 2016 when compared to the prior year, primarily due to the growth in adjustable-rate commercial and commercial real estate loans, and fixed-rate residential mortgage loans.  The Company does not originate sub-prime, Alt-A, negative amortizing or other higher risk structured residential mortgages. Commercial and commercial real estate loans increased $41.5 million, or 19.5%, to $153.9 million for the year ended December 31, 2016 as compared to December 31, 2015. The Company maintained its strict credit standards, but continued to benefit from the activities of the office in downtown Syracuse that opened in 2014 and expanding relationship-derived business activity within the markets that the bank serves.

Nonperforming Loans and Assets

The following table represents information concerning the aggregate amount of nonperforming assets:

	December 31,
(Dollars In thousands)	2016	2015	2014	2013	2012
Nonaccrual loans:
Commercial and commercial real estate loans	$1,863	$3,238	$4,030	$2,709	$2,726
Consumer	388	365	324	447	776
Residential mortgage loans	2,560	1,715	1,902	2,194	2,046
Total nonaccrual loans	4,811	5,318	6,256	5,350	5,548
Total nonperforming loans	4,811	5,318	6,256	5,350	5,548
Foreclosed real estate	597	517	261	619	426
Total nonperforming assets	$5,408	$5,835	$6,517	$5,969	$5,974

Troubled debt restructurings not included above	$5,531	$1,916	$2,219	$2,459	$1,937

Nonperforming loans to total loans	0.98%	1.24%	1.61%	1.57%	1.66%
Nonperforming assets to total assets	0.72%	0.94%	1.16%	1.18%	1.25%

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

Total nonperforming loans decreased $507,000 between December 31, 2015 and December 31, 2016, driven by a $1.4 million decrease in commercial and commercial real estate nonperforming loans across several large relationships.  Partially offsetting this decrease in commercial and commercial real estate nonperforming loans was an increase of $845,000 in nonperforming loans secured by residential real estate. The increase in nonperforming residential real estate was comprised of 33 loans that were nonperforming at December 31, 2016 as compared to 28 loans that were nonperforming at December 31, 2015.  Management believes that the increase in nonperforming residential real estate loans is transitory and that the value of the collateral properties underlying the loans is sufficient to preclude any significant losses related to these loans. Management continues to monitor and react to national and local economic trends as well as general portfolio conditions which may impact the quality of the portfolio, and considers these environmental factors in support of the allowance for loan loss reserve.  Management believes that the current level of the allowance for loan losses, at $6.2 million at December 31, 2016, adequately addresses the current level of risk within the loan portfolio, particularly considering the types and levels of collateralization supporting the substantial majority of the portfolio. The Company maintains strict loan underwriting standards and carefully monitors the performance of the loan portfolio.

FRE balances increased by $80,000 at December 31, 2016, from the prior year and reflects the timing of foreclosures versus sales in 2016.  FRE properties increased from 6 to 9 between these two dates.

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

Had the loans in nonaccrual status performed in accordance with their original terms, additional interest income of $51,000 and $126,000 would have been recorded for the years ended December 31, 2016 and December 31, 2015, respectively.

The measurement of impaired loans is based upon the fair value of the collateral or the present value of future cash flows discounted at the historical effective interest rate for impaired loans when the receipt of contractual principal and interest is probable.  At December 31, 2016 and December 31, 2015, the Company had $8.6 million and $6.5 million in loans, which were deemed to be impaired, having specific reserves of $1.1 million and $960,000, respectively.  The $2.1 million year-over-year increase in impaired loans was principally due to a $1.1 million increase in impaired residential real estate loans, and a $642,000 increase in impaired commercial real estate loans.  All other loan product segments (which include commercial loans, home equity loans, junior liens and other consumer loans) reported modest year-over-year increases in impaired loans of $275,000 in aggregate. The threshold for individually measuring impairment on commercial real estate or commercial loans remains at $100,000 and for residential mortgage loans remains at $300,000 at December 31, 2016. The thresholds described above do not apply to loans that have been classified as troubled debt restructurings, which are individually measured for impairment at the time that the restructuring is affected.

Appraisals are obtained at the time a real estate secured loan is originated.  For commercial real estate held as collateral, the property is inspected every two years.

Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in possible future impaired loan reporting.  Potential problem loans decreased $3.1 million to $6.9 million at December 31, 2016, compared to $10.0 million at December 31, 2015.  These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired.  The decrease in potential problem loans was primarily due to a $1.3 million decrease in potential problem commercial real estate loans and a $1.1 million decrease in potential problem loans secured by residential real estate. Potential problem loans decreased $761,000 in aggregate within all other loan product segments.

The ratio of the allowance to loan losses to period-end loans at December 31, 2016 was 1.27% as compared to 1.33% at December 31, 2015.  The modest year-over-year decrease in this ratio was driven by improving credit quality metrics in the Bank's loan portfolio.

In the normal course of business, the Bank has, from time to time, sold residential mortgage loans and participation interests in commercial loans. As is typical in the industry, the Bank makes certain representations and warranties to the buyer. Pathfinder Bank maintains a quality control program for closed loans and considers the risks and uncertainties associated with potential repurchase requirements to be minimal.

Allowance for Loan Losses

The allowance for loan losses is established through provision for loan losses and reduced by loan charge-offs net of recoveries. The allowance for loan losses represents the amount available for probable credit losses in the Company's loan portfolio as estimated by management.  In its assessment of the qualitative factors used in arriving at the required allowance for loan losses, management considers changes in national and local economic trends, the rate of the portfolios' growth, trends in delinquencies and nonaccrual balances, changes in loan policy, and changes in management experience and staffing.  These factors, coupled with the recent historical loss experience within the loan portfolio by product segment support the estimable and probable losses within the loan portfolio.

The Company establishes a specific allocation for all commercial loans identified as being impaired with a balance in excess of $100,000 that are also on nonaccrual or have been risk rated under the Company's risk rating system as substandard, doubtful, or loss. The measurement of impaired loans is based upon either the present value of future cash flows discounted at the historical effective interest rate or the fair value of the collateral, less costs to sell for collateral dependent loans.  At December 31, 2016, the Bank's position in impaired loans consisted of 42 loans totaling $8.6million.  Of these loans, 31 loans, totaling $6.2 million, were valued using the present value of future cash flows method; and 11 loans, totaling $2.4 million, were valued based on a collateral analysis.  The Company uses the fair value of collateral, less costs to sell to measure impairment on commercial and commercial real estate loans.  Residential real estate loans in excess of $300,000 will also be included in this individual loan review.  Residential real estate loans less than this amount will be included in impaired loans if it is part of the total related credit to a previously identified impaired commercial loan.  The Company also establishes a specific allowance, regardless to the size of the loan, for all loans subject to a troubled debt restructuring agreement.

The allowance for loan losses at December 31, 2016 and 2015 was $6.2 million and $5.7 million, or 1.27% and 1.33% of total year end loans, respectively.  Net loan charge-offs were $412,000 during 2016, as compared to $993,000 in 2015.  The decrease in net loan charge-offs were reported in all commercial real estate and commercial loan portfolio classes and these reductions in net charge-offs account for the substantial majority of the overall reduction in net charge-offs in 2016 as compared with the previous year.

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

	2016		2015		2014		2013		2012
	Allocation	Percent of	Allocation	Percent of	Allocation	Percent of	Allocation	Percent of	Allocation	Percent of
	of the	Loans to	of the	Loans to	of the	Loans to	of the	Loans to	of the	Loans to
(Dollars in thousands)	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans
Residential real estate	$759	42.0%	$581	44.0%	$509	45.2%	$649	49.3%	$811	53.1%
Commercial real estate	2,935	30.6%	2,983	30.1%	2,801	32.5%	2,302	28.0%	1,748	24.6%
Commercial and tax exempt	2,056	21.0%	1,674	19.3%	1,497	15.3%	1,233	15.3%	1,192	14.7%
Home equity and junior liens	331	5.1%	350	5.5%	388	5.9%	433	6.2%	494	6.6%
Consumer loans	166	1.3%	118	1.1%	98	1.1%	136	1.2%	168	1.0%
Unallocated	-		-		56		288		88
Total	$6,247	100.0%	$5,706	100.0%	$5,349	100.0%	$5,041	100.0%	$4,501	100.0%

The following table sets forth the allowance for loan losses for the periods indicated and related ratios:

(Dollars In thousands)	2016	2015	2014	2013	2012
Balance at beginning of year	$5,706	$5,349	$5,041	$4,501	$3,980
Provisions charged to operating expenses	953	1,350	1,205	1,032	825
Recoveries of loans previously charged-off:
Commercial real estate and loans	31	48	23	41	64
Consumer	63	69	52	71	65
Residential real estate	13	40	2	47	75
Total recoveries	107	157	77	159	204
Loans charged off:
Commercial real estate and loans	(69)	(787)	(634)	(319)	(231)
Consumer	(208)	(129)	(183)	(179)	(169)
Residential real estate	(242)	(234)	(157)	(153)	(108)
Total charged-off	(519)	(1,150)	(974)	(651)	(508)
Net charge-offs	(412)	(993)	(897)	(492)	(304)
Balance at end of year	$6,247	$5,706	$5,349	$5,041	$4,501
Net charge-offs to average loans outstanding	0.09%	0.25%	0.25%	0.15%	0.10%
Allowance for loan losses to year-end loans	1.27%	1.33%	1.38%	1.48%	1.35%

Deposits

The Company's deposit base is drawn from nine full-service offices in its market area.  The deposit base consists of demand deposits, money management and money market deposit accounts, savings, and time deposits. Average deposits increased $75.9 million, or 15.9%, in 2016.   For the year ended 2016, 70.1% of the Company's average deposit base of $553.4 million consisted of core deposits.  Core deposits, which exclude time deposits, are considered to be more stable and provide the Company with a lower cost source of funds than time deposits.  The Company will continue to emphasize retail and business core deposits by providing depositors with a full range of deposit product offerings. With the opening of our Syracuse business banking office in the third quarter of 2014, we increased, and continue to expect increases in, our business deposit gathering capability. The Bank also seeks additional business growth by focusing on its local brand identification and service excellence within the municipal deposit marketplace.

At December 31, 2016, retail deposits, commercial deposits and municipal deposits increased $18.6 million, $13.9 million and $55.4 million, respectively, when compared to December 31, 2015.  The increase in retail deposits reflects the Bank's increased market penetration among non-business customers, particularly in northern Onondaga County, driven by the Bank's focused marketing initiatives.  The increase in commercial and municipal deposits was the result of the Company's successful execution of its strategy to expand products and services to our existing commercial and municipal relationships within the markets that we serve.

At December 31, 2016, time deposits in excess of $100,000 totaled $130.4 million, or 68.9% of time deposits and 21.4% of total deposits.  At December 31, 2015, these deposits totaled $89.4 million, or 61.1% of time deposits and 18.2% of total deposits.

The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2016:

(In thousands)
Remaining Maturity:
Three months or less	$47,913
Three through six months	29,823
Six through twelve months	15,940
Over twelve months	36,761
Total	$130,437

Borrowings

Short-term borrowings are comprised primarily of advances and overnight borrowing at the FHLBNY.  At December 31, 2016 and December 31, 2015 there were $42.0 million and $24.8 million, respectively, in short-term borrowings outstanding.

The following table represents information regarding short-term borrowings during 2016 and 2015.

(Dollars in thousands)	2016	2015
Maximum outstanding at any month end	$65,100	$50,700
Average amount outstanding during the year	31,468	30,202
Balance at the end of the period	42,000	24,800
Average interest rate during the year	0.68%	0.53%
Average interest rate at the end of the period	0.85%	0.48%

Long-term borrowed funds consist of advances from the FHLBNY.  Long-term borrowed funds, totaled $17.0 million at December 31, 2016 as compared to $16.5 million at December 31, 2015.

On October 15, 2015, the Company executed a $10.0 million non-amortizing Subordinated Loan with an unrelated third party that is scheduled to mature on October 1, 2025. The Company has the right to prepay the Subordinated Loan at any time after October 15, 2020 without penalty. The terms of the Subordinated Loan require interest payments at an annual interest rate of 3.50% from October 15, 2015 to February 29, 2016. The annual interest rate charged to the Company increased to 6.25% on March 1, 2016 through the maturity date.  The Subordinated Loan is senior in the Company's credit repayment hierarchy only to the Company's common equity and, as a result, qualifies as Tier 2 capital for all future periods when applicable.  The Company paid $172,000 in origination and legal fees as part of this transaction.  These fees will be amortized over the life of the Subordinated Loan through its first call date using the effective interest method.  The effective cost of funds related to this transaction is 6.44% calculated under this method.

Capital

The Company's shareholders' equity decreased $12.9 million, or 18.2%, to $57.9 million at December 31, 2016 from $70.8 million at December 31, 2015.  This decrease was principally due to the Company's redemption of all 13,000 shares of the Series B Preferred Stock outstanding at December 31, 2015 with the payment of $13.0 million to the SBLF in February 2016. In addition, shareholder's equity was reduced in 2016 by the repurchase of 143,400 shares of the Company's common stock in the amount of $1.8 million. To a lesser extent, shareholder's equity was reduced in 2016, as compared to the previous year, by a decrease in accumulated other comprehensive loss, net of tax, of $1.3 million, and preferred and common stock dividend distributions of $836,000. Offsetting this combined decrease of $16.9 million in shareholders' equity during 2016 was net income of $3.3 million and stock-based compensation-related increase of $520,000 in additional paid in capital and $180,000 in accretion of unearned ESOP shares.

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy.  Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company's goal is to support growth and expansion activities, while maintaining a strong capital position and exceeding regulatory standards.  At December 31, 2016, the Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a "well-capitalized" institution.  See "Supervision and Regulation – Federal Regulations – Capital Requirements."

On February 16, 2016, the Company redeemed all 13,000 shares of the Series B Preferred Stock outstanding with the payment of $13.0 million to the SBLF.  This redemption was substantially financed by the issuance of the $10 million Subordinated Loan on October 15, 2015.  The issuance of the Subordinated Loan will increase interest expense by $644,000 per year but prospectively reduce the amount payable to the SBLF in preferred stock dividends.  Effective April 1, 2016, the annual dividend rate for the preferred stock would have been 9.0%.  The retirement of the $13.0 million of the SBLF Preferred Series B stock, therefore, will result in an annual reduction of preferred dividends payable of $1.2 million.  The Company paid $16,000 and $130,000 in preferred stock dividends in 2016 and 2015, respectively.  These transactions had no effect on the regulatory capital position of the Bank.

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

As of December 31, 2016, the Bank's most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as "well-capitalized", under the regulatory framework for prompt corrective action.  To be categorized as "well-capitalized", the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. There are no conditions or events since that notification that management believes have changed the Bank's category.

The regulations also impose a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The buffer is separate from the capital ratios required under the Prompt Corrective Action ("PCA") standards and imposes restrictions on dividend distributions and discretionary bonuses. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity.  The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. At December 30, 2016, the Bank exceeded all current and projected regulatory required minimum capital ratios, including the maximum capital buffer level that will be required on January 1, 2019.

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

For the year ended 2016, cash and equivalents increased by $7.2 million. The Company reported net cash flows from financing activities of $122.3 million generated principally by an increase in deposits of $120.7 million and an increase in short-term borrowings of $17.1 million. These aggregate increases of $137.7 million in 2016 due to financing activities were partially offset by the redemption of all 13,000 shares of the Series B Preferred Stock outstanding at December 31, 2015 with the payment of $13.0 million to the SBLF and the repurchase of 143,400 shares of the Company's common stock in the amount of $1.8 million.  Additionally, $6.4 million was provided through operating activities.  These cash flows were primarily invested in a net increases in loan outstandings of $61.7 million and investment securities of $57.6 million net of proceeds from sales, maturities and principal reductions during 2016.

Certificates of deposit due within one year of December 31, 2016 totaled $119.9 million, representing 63.3% of certificates of deposit at December 31, 2016, a decrease from 65.9% at December 31, 2015.  We believe the large percentage of certificates of deposit that mature within one year reflect customers' hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2017.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and making payments on its subordinated loans. The Company may repurchase shares of its common stock in the future. The Company's primary sources of funds are the proceeds it retained from the conversion and offering, interest and dividends on securities and dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without prior regulatory approval, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. The Company believes that this restriction will not have an impact on the Company's ability to meet its ongoing cash obligations. At December 31, 2016 and 2015, the Company had cash and cash equivalents of $22.4 million and 15.2 million, respectively.

In June 2016, the Company entered into a $26.0 million Irrevocable Stand-By Letter of Credit ("LOC") with the FHLBNY as another means of collateralizing public funds deposits.  This letter of credit is due to expire on June 9, 2017. These LOCs are conditional commitments issued by the FHLBNY to guarantee the performance of the Bank with respect to large public funds deposits. These deposits are placed with the Bank by entities, such as municipalities and other political subdivisions within the Bank's market area, and typically exceed the statutory FDIC deposit insurance limits for individual accounts. As a matter of New York State statute, municipal depositors require that collateral be directly deposited by the Bank with an independent safekeeping agent, or in certain cases, that LOCs be issued by a third party that is acceptable to the depositor.  The Bank finds that, with certain depositor relationships, this later method of collateralization for the benefit of the municipal depositors is more economically efficient than posting specific securities with a safekeeping agent. The Bank committed a portion of its mortgage loan portfolio as pledged collateral to the FHLBNY for the LOC.  Loans encumbered as collateral for letters of credit reduce the Bank's available liquidity position in that available borrowing capacity with the FHLBNY is decreased substantially on a dollar-for-dollar basis.

The Company has a number of existing credit facilities available to it.  At December 31, 2016, total credit available under the existing lines of credit was approximately $167.6 million at FHLBNY, the Federal Reserve Bank, and three other correspondent banks.  At December 31, 2016, the Company had $85.0 million of the available lines of credit utilized, including encumbrances supporting the outstanding letters of credit, described above, on its existing lines of credit with the remainder of $82.6 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of December 31, 2016, management reported to the board of directors that the Company was in compliance with its liquidity policy guidelines.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  At December 31, 2016, the Company had $103.1 million in outstanding commitments to extend credit and standby letters of credit.  See Note 18 within the Notes to Consolidated Financial Statements contained herein.

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

Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under that framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2016. In addition, based on our assessment, management has determined that there were no material weaknesses in the Company's internal controls over financial reporting.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting pursuant to the rules of the Dodd-Frank Act that exempts the Company from such attestation and requires only management's report.

/s/ Thomas W. Schneider	/s/ James A. Dowd
Thomas W. Schneider	James A. Dowd
Thomas W. Schneider	James A. Dowd
President and Chief Executive Officer	Executive Vice President, Chief Operating Officer and Chief Financial Officer
Oswego, New York
March 31, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Pathfinder Bancorp, Inc.
Oswego, New York:

We have audited the accompanying consolidated statements of condition of Pathfinder Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the years in the two year period ended December 31, 2016. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pathfinder Bancorp, Inc. and subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ BONADIO & CO., LLP
Bonadio & Co., LLP
Syracuse, New York
March 31, 2017

Pathfinder Bancorp, Inc.
Consolidated Statements of Condition

	December 31,	December 31,
(In thousands, except share and per share data)	2016	2015
ASSETS:
Cash and due from banks	$6,968	$9,624
Interest earning deposits	15,451	5,621
Total cash and cash equivalents	22,419	15,245
Available-for-sale securities, at fair value	141,955	98,942
Held-to-maturity securities, at amortized cost (fair value of $54,429 and $45,515, respectively)	54,645	44,297
Federal Home Loan Bank stock, at cost	3,250	2,424
Loans	492,147	430,438
Less: Allowance for loan losses	6,247	5,706
Loans receivable, net	485,900	424,732
Premises and equipment, net	15,177	14,834
Accrued interest receivable	2,532	2,053
Foreclosed real estate	597	517
Intangible assets, net	198	214
Goodwill	4,536	4,536
Bank owned life insurance	11,458	10,615
Other assets	6,367	4,845
Total assets	$749,034	$623,254

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$535,701	$428,636
Noninterest-bearing	75,282	61,679
Total deposits	610,983	490,315
Short-term borrowings	41,947	24,800
Long-term borrowings	17,000	16,500
Subordinated loans	15,025	14,991
Accrued interest payable	75	199
Other liabilities	5,643	5,220
Total liabilities	690,673	552,025
Shareholders' equity:
Preferred stock - SBLF, par value $0.01 per share; $1,000 liquidation preference;
13,000 shares authorized; 0 shares and 13,000 shares issued and outstanding, respectively	-	13,000
Common stock, par value $0.01; 25,000,000 authorized shares; 4,236,744 and 4,353,850
shares outstanding, respectively	43	44
Additional paid in capital	27,483	28,717
Retained earnings	35,619	33,183
Accumulated other comprehensive loss	(3,822)	(2,565)
Unearned ESOP	(1,394)	(1,574)
Total Pathfinder Bancorp, Inc. shareholders' equity	57,929	70,805
Noncontrolling interest	432	424
Total equity	58,361	71,229
Total liabilities and shareholders' equity	$749,034	$623,254

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Income

	For the	For the
	year ended	year ended
(In thousands, except per share data)	December 31, 2016	December 31, 2015
Interest and dividend income:
Loans, including fees	$20,703	$18,450
Debt securities:
Taxable	2,360	2,012
Tax-exempt	832	763
Dividends	134	178
Federal funds sold and interest earning deposits	64	21
Total interest income	24,093	21,424
Interest expense:
Interest on deposits	2,441	1,962
Interest on short-term borrowings	301	138
Interest on long-term borrowings	270	257
Interest on subordinated loans	792	300
Total interest expense	3,804	2,657
Net interest income	20,289	18,767
Provision for loan losses	953	1,349
Net interest income after provision for loan losses	19,336	17,418
Noninterest income:
Service charges on deposit accounts	1,141	1,155
Earnings and gain on bank owned life insurance	307	401
Loan servicing fees	138	233
Net gains on sales and redemptions of investment securities	594	422
Net (losses) gains on sales of loans and foreclosed real estate	(40)	34
Debit card interchange fees	557	530
Other charges, commissions & fees	1,486	1,397
Total noninterest income	4,183	4,172
Noninterest expense:
Salaries and employee benefits	10,772	9,687
Building occupancy	1,936	1,921
Data processing	1,682	1,609
Professional and other services	834	859
Advertising	730	518
FDIC assessments	345	408
Audits and exams	329	268
Other expenses	2,482	2,317
Total noninterest expenses	19,110	17,587
Income before income taxes	4,409	4,003
Provision for income taxes	1,111	1,071
Net income attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	3,298	2,932
Net income attributable to noncontrolling interest	26	43
Net income attributable to Pathfinder Bancorp Inc.	3,272	2,889
Preferred stock dividends	16	130
Net income available to common shareholders	$3,256	$2,759

Earnings per common share - basic	$0.79	$0.67
Earnings per common share - diluted	$0.78	$0.66
Dividends per common share	$0.20	$0.16

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended
	December 31, 2016	December 31, 2015
(In thousands)
Net Income	$3,298	$2,932

Other Comprehensive Income (Loss)

Retirement Plans:
Retirement plan net losses recognized in plan expenses	222	185
Plan gains (losses) not recognized in plan expenses	330	(267)
Net unrealized gain (loss) on retirement plans	552	(82)

Unrealized holding gains on financial derivative:
Change in unrealized holding gains (losses) on financial derivative	2	(6)
Reclassification adjustment for interest expense included in net income	25	61
Net unrealized gain on financial derivative	27	55

Unrealized holding losses on available for sale securities
Unrealized holding losses arising during the period	(2,394)	(425)
Reclassification adjustment for net gains included in net income	(594)	(422)
Net unrealized loss on available for sale securities	(2,988)	(847)

Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	316	131

Other comprehensive loss, before tax	(2,093)	(743)
Tax effect	836	297
Other comprehensive loss, net of tax	(1,257)	(446)
Comprehensive income	$2,041	$2,486
Comprehensive income, attributable to noncontrolling interest	$26	$43
Comprehensive income attributable to Pathfinder Bancorp, Inc.	$2,015	$2,443

Tax Effect Allocated to Each Component of Other Comprehensive Loss
Retirement plan net losses recognized in plan expenses	$(87)	$(74)
Plan gains (losses) not recognized in plan expenses	(134)	106
Change in unrealized holding gains (losses) on financial derivative	(1)	2
Reclassification adjustment for interest expense included in net income	(10)	(24)
Unrealized holding losses arising during the period	958	170
Reclassification adjustment for net gains included in net income	236	169
Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	(126)	(52)
Income tax effect related to other comprehensive income	$836	$297

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

Pathfinder Bancorp, Inc.
Consolidated Statements of Changes in Shareholder's Equity
Years ended December 31, 2016 and December 31, 2015

					Accumulated
			Additional		Other Com-		Non-
	Preferred	Common	Paid in	Retained	prehensive	Unearned	controlling
(In thousands, except share and per share data)	Stock	Stock	Capital	Earnings	Loss	ESOP	Interest	Total

Balance, January 1, 2016	$13,000	$44	$28,717	$33,183	$(2,565)	$(1,574)	$424	$71,229

Net income	-	-	-	3,272	-	-	26	3,298

Other comprehensive loss, net of tax	-	-	-	-	(1,257)	-	-	(1,257)

Preferred stock redemption (13,000 shares)	(13,000)	-	-	-	-	-	-	(13,000)

Preferred stock dividends - SBLF	-	-	-	(16)	-	-	-	(16)

ESOP shares earned (24,442 shares)	-	-	113	-	-	180	-	293

Stock based compensation	-	-	264	-	-	-	-	264

Stock options exercised	-	-	143	-	-	-	-	143

Purchase of common stock shares (143,400 shares)	-	(1)	(1,754)	-	-	-	-	(1,755)

Common stock dividends declared ($0.20 per share)	-	-	-	(820)	-	-	-	(820)

Distributions from affiliates	-	-	-	-	-	-	(18)	(18)
Balance, December 31, 2016	$-	$43	$27,483	$35,619	$(3,822)	$(1,394)	$432	$58,361

Balance, January 1, 2015	$13,000	$44	$28,534	$31,085	$(2,119)	$(1,754)	$414	$69,204

Net income	-	-	-	2,889	-	-	43	2,932

Other comprehensive loss, net of tax	-	-	-	-	(446)	-	-	(446)

Preferred stock dividends - SBLF	-	-	-	(130)	-	-	-	(130)

ESOP shares earned (24,442 shares)	-	-	89	-	-	180	-	269

Stock based compensation	-	-	85	-	-	-	-	85

Stock options exercised	-	-	9	-	-	-	-	9

Common stock dividends declared ($0.16 per share)	-	-	-	(661)	-	-	-	(661)

Distributions from affiliates	-	-	-	-	-	-	(33)	(33)
Balance, December 31, 2015	$13,000	$44	$28,717	$33,183	$(2,565)	$(1,574)	$424	$71,229

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Cash Flows

	For the Years ended December 31,
(In thousands)	2016	2015
OPERATING ACTIVITIES
Net income attributable to Pathfinder Bancorp, Inc.	$3,272	$2,889
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	953	1,349
Deferred income tax (benefit) expense	(249)	116
Proceeds from sale of loans	202	69
Originations of loans held-for-sale	(197)	(68)
Realized losses (gains) on sales, redemptions and calls of:
Real estate acquired through foreclosure	50	(1)
Loans	(10)	(33)
Available-for-sale investment securities	(456)	(422)
Held-to-maturity investment securities	(53)	-
Depreciation	1,019	998
Amortization of mortgage servicing rights	12	14
Amortization of deferred loan costs	222	170
Amortization of deferred financing from subordinated loan	34	-
Earnings and gain on bank owned life insurance	(307)	(259)
Realized gain on proceeds from bank owned life insurance	-	(142)
Net amortization of premiums and discounts on investment securities	1,211	865
Amortization of intangible assets	16	16
Stock based compensation and ESOP expense	557	354
Net change in accrued interest receivable	(479)	(204)
Net change in other assets and liabilities	574	600
Net cash flows from operating activities	6,371	6,311
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(145,264)	(67,634)
Purchase of investment securities held-to-maturity	(16,859)	(6,317)
Net (purchases of) proceeds from Federal Home Loan Bank stock	(826)	1,030
Proceeds from maturities and principal reductions of
investment securities available-for-sale	68,506	30,420
Proceeds from maturities and principal reductions of
investment securities held-to-maturity	3,659	2,903
Proceeds from sales, redemptions and calls of:
Available-for-sale investment securities	30,228	25,180
Held-to-maturity investment securities	3,000	-
Real estate acquired through foreclosure	279	432
Realized gains on hedging activity	(85)	-
Acquisition of insurance agency	-	(225)
Proceeds from bank owned life insurance	-	142
Net change in loans	(62,733)	(44,784)
Purchase of premises and equipment	(1,362)	(2,632)
Net cash flows from investing activities	(121,457)	(61,485)

FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts,
money management deposit accounts, MMDA accounts and escrow deposits	57,830	80,850
Net change in time deposits	28,594	9,936
Net change in brokered deposits	34,244	(16,039)
Net change in short-term borrowings	17,147	(30,300)
Payments on long-term borrowings	(3,000)	(13,000)
Proceeds from long-term borrowings	3,500	18,500
Proceeds from subordinated loans	-	9,836
Repayment of loan on cash surrender value of bank owned life insurance	(536)	-
Redemption of preferred stock - SBLF	(13,000)	-
Purchase of common stock	(1,755)	-
Proceeds from exercise of stock options	143	9
Cash dividends paid to preferred shareholder - SBLF	(49)	(130)
Cash dividends paid to common shareholders	(866)	(609)
Change in noncontrolling interest, net	8	10
Net cash flows from financing activities	122,260	59,063
Change in cash and cash equivalents	7,174	3,889
Cash and cash equivalents at beginning of period	15,245	11,356
Cash and cash equivalents at end of period	$22,419	$15,245
CASH PAID DURING THE PERIOD FOR:
Interest	$3,928	$2,521
Income taxes	970	1,237
NON-CASH INVESTING ACTIVITY
Real estate acquired in exchange for loans	390	722

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The accompanying consolidated financial statements include the accounts of Pathfinder Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Pathfinder Bank (the "Bank"). The Company is a Maryland corporation headquartered in Oswego, New York. On October 16, 2014, the Company completed its conversion from the mutual holding company structure and the related public offering and is now a stock holding company that is fully owned by the public.  As a result of the conversion, the mutual holding company and former mid-tier holding company were merged into Pathfinder Bancorp, Inc. The primary business of the Company is its investment in Pathfinder Bank (the "Bank") which is 100% owned by the Company.  The Company sold 2,636,053 shares of common stock in the offering, including 105,442 shares sold to the Pathfinder Bank employee stock ownership plan ("ESOP").  All shares were sold at a price of $10.00 per share raising $26.4 million in gross proceeds.  Additionally, $197,000 in cash was received from the merger of MHC into the company; and after accounting for conversion related expenses of $1.5 million, the Company received $24.9 million in net proceeds.  Concurrent with the completion of the offering, publicly owned shares of Pathfinder Bancorp, Inc., a federal corporation, were exchanged for 1.6472 shares of the Company's common stock. At December 31, 2016, 4,236,744 shares of common stock were outstanding. The Bank has three wholly owned operating subsidiaries, Pathfinder Risk Management Company, Inc. ("PRMC"), Pathfinder REIT, Inc. and Whispering Oaks Development Corp. All significant inter-company accounts and activity have been eliminated in consolidation.  Although the Company owns, through its subsidiary PRMC, 51% of the membership interest in FitzGibbons Agency, LLC ("FitzGibbons"), the Company is required to consolidate 100% of FitzGibbons within the consolidated financial statements.  The 49% of which the Company does not own is accounted for separately as noncontrolling interests within the consolidated financial statements.

The Company has seven offices located in Oswego County and two offices in Onondaga County.  The Company is primarily engaged in the business of attracting deposits from the general public in the Company's market area, and investing such deposits, together with other sources of funds, in loans secured by commercial real estate, business assets, one-to-four family residential real estate and investment securities.

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

Large groups of homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual residential mortgage loans less than $300,000, home equity and other consumer loans for impairment disclosures, unless such loans are related to borrowers with impaired commercial loans or they are subject to a troubled debt restructuring agreement.  Loans that are related to borrowers with impaired commercial loans or are subject to a troubled debt restructuring agreement are evaluated individually for impairment. .

Commercial loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty.  Concessions granted under a troubled debt restructuring generally include but are not limited to a temporary reduction in the interest rate or an extension of a loan's stated maturity date.  Commercial loans classified as troubled debt restructurings are designated as impaired and evaluated individually as discussed above.

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

In addition, Federal and State regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.  Based on management's comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

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

Foreclosed Real Estate

Physical possession of residential real estate property collateralizing a residential mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed-in-lieu of foreclosure or through a similar legal agreement.  Properties acquired through foreclosure, or by deed-in-lieu of foreclosure, are recorded at their fair value less estimated costs to sell.  Fair value is typically determined based on evaluations by third parties.  Costs incurred in connection with preparing the foreclosed real estate for disposition are capitalized to the extent that they enhance the overall fair value of the property. Any write-downs on the asset's fair value less costs to sell at the date of acquisition are charged to the allowance for loan losses.  Subsequent write downs and expenses of foreclosed real estate are included as a valuation allowance and recorded in noninterest expense.

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

The Bank sponsors an Employee Stock Ownership Plan ("ESOP") covering substantially all full time employees.  The cost of shares issued to the ESOP but not committed to be released to the participants is presented in the consolidated statement of condition as a reduction of shareholders' equity.  ESOP shares are released to the participants on an annual basis in accordance with a predetermined schedule.  The Company records ESOP compensation expense based on the shares committed to be released and allocated to the participant's accounts multiplied by the average share price of the Company's stock over the period.  Dividends related to unallocated shares are recorded as compensation expense.

Derivative Financial Instruments

Derivatives are recorded on the statement of condition as assets and liabilities measured at their fair value. The accounting for increases and decreases in the value of derivatives depends upon the use of derivatives and whether the derivatives qualify for hedge accounting.  The Company currently has one interest rate swap, which has been determined to be a cash flow hedge.  The fair value of cash-flow hedging instruments ("Cash Flow Hedge") is recorded in either other assets or other liabilities. On an ongoing basis, the statement of condition is adjusted to reflect the then current fair value of the Cash Flow Hedge. The related gains or losses are reported in other comprehensive income (loss) and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the hedged item (primarily a variable-rate debt obligation) affects earnings. To the extent that the Cash Flow Hedge is not effective, the ineffective portion of the Cash Flow Hedge is immediately recognized as interest expense.

As a hedge against rising short-term interest rates, the Company sold a U.S. Treasury security in the amount of $25 million during the fourth quarter of 2016.  The Company was in controlling possession of, but did not own, the security which had been received as collateral, under an industry-standard repurchase agreement, for a 30-day no interest loan of approximately $25 million to an unrelated third party. The sale of this security provided the funds necessary to advance the loan to the third party and placed the Company in what is generally described as a "short position" with respect to the sold U.S. Treasury security. This transaction acted as a hedge against rising short-term interest rates because the price of the security would be expected to decline in a rising short-term interest rate environment and could be subsequently re-acquired at the conclusion of the 30-day loan period at a price lower than the price at which it was originally sold.  Short-term rates rose during the 30-day loan period and, consequently, the Company recognized a gain on the sale of securities in the amount of $85,000 and a tax benefit of $34,000 when the Treasury security was repurchased.  The tax benefit arose from the reversal of reserves established in prior years against the Company's deferred tax asset position as the transaction gain was characterized as a capital gain for tax purposes.  This capital gain was essentially tax free to the Company as the result of the utilization of existing, previously reserved-for, capital loss tax carryforwards that were established in 2011 and 2013. The recognized tax benefit reduced the Company's effective tax rate from what would have been 26.6% to 25.2% in 2016.  The gain income and the recognized tax benefits derived from this transaction were partially offset by an additional $54,000 in after-tax interest expense that increased interest expense and therefore reduced pretax net interest margin by $82,000 in the fourth quarter of 2016.  In total, after-tax net income was increased by approximately $65,000 during the fourth quarter of 2016 as a result of this transaction. Prior to the commencement of this transaction, the Company incurred consulting and placement fees of $59,000, of which $53,000 has been recorded on the Company's Consolidated Statements of Condition as deferred fees. These deferred fees will be recognized ratably as interest expense on the occasions that this hedging position is reestablished in future periods.  The hedge position was closed on December 23, 2016 and, other than the deferred fees of $53,000 discussed above, had no effect on the Company's consolidated financial condition at December 31, 2016.

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

Accumulated other comprehensive loss represents the sum of these items, with the exception of net income, as of the balance sheet date and is represented in the table below.
	As of December 31,
Accumulated Other Comprehensive Loss By Component:	2016	2015
Unrealized loss for pension and other postretirement obligations	$(2,520)	$(3,073)
Tax effect	1,007	1,229
Net unrealized loss for pension and other postretirement obligations	(1,513)	(1,844)
Unrealized loss on financial derivative instruments used in cash flow hedging relationships	-	(27)
Tax effect	-	11
Net unrealized loss on financial derivative instruments used in cash flow hedging relationships	-	(16)
Unrealized loss on available-for-sale securities	(3,072)	(85)
Tax effect	1,227	34
Net unrealized loss on available-for-sale securities	(1,845)	(51)
Unrealized loss on securities transferred to held-to-maturity	(774)	(1,090)
Tax effect	310	436
Net unrealized loss on securities transferred to held-to-maturity	(464)	(654)
Accumulated other comprehensive loss	$(3,822)	$(2,565)

Reclassifications

Certain amounts in the 2015 consolidated financial statements have been reclassified to conform to the current year presentation.  These reclassifications had no effect on net income as previously reported.

NOTE 2:  NEW ACCOUNTING PRONOUNCEMENTS

ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).  This guidance amended the requirements for the presentation of restricted cash in the statement of cash flows.   The guidance requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts showed on the statement of cash flows.  In addition, when cash, cash equivalents, and restricted cash or cash equivalents are presented on  more than one line item within the statement of financial position, the line items and amounts must be presented on the face of the statement of cash flows or disclosed in the notes to the financial statements.  Information about the nature of restrictions on an entity's cash and cash equivalents must also be disclosed.  The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, using a retrospective method. The Company is evaluating the impact of the guidance may have on the presentation of its consolidated future cash flows.

ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business.  This new guidance clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation.  The amendments in this Update affect all reporting entities that must determine whether they have acquired or sold a business.

Under the current implementation guidance in Topic 805, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a "set") that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes.

The amendments in this Update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated.

If the screen is not met, the amendments in this Update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the Board has developed more stringent criteria for sets without outputs.

Lastly, the amendments in this Update narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606.

The Company should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods.  The amendments in this Update should be applied prospectively on or after the effective date. No disclosures are required at transition. The Company does not expect that the guidance to have a material impact on its consolidated financial statements.

ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323), Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings.  This new guidance provides the SEC staff view that a registrant should evaluate ASUs that have not yet been adopted to determine the appropriate financial statement disclosures about the potential material effects of those ASUs on the financial statements when adopted. Consistent with Topic 11.M, if a registrant does not know or cannot reasonably estimate the impact that adoption of the ASUs referenced in this announcement is expected to have on the financial statements, then in addition to making a statement to that effect, that registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the standard will have on the financial statements of the registrant when adopted. In this regard, the SEC staff expects the additional qualitative disclosures to include a description of the effect of the accounting policies that the registrant expects to apply, if determined, and a comparison to the registrant's current accounting policies. Also, a registrant should describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed.

ASU 2017-04, Intangibles-Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment.  This new guidance simplifies the subsequent measurement of goodwill, the Board eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination.

Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.

The Board also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets.

An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This Update also includes amendments to the Overview and Background Sections of the Codification (as discussed in Part II of the amendments) as part of the Board's initiative to unify and improve the Overview and Background Sections across Topics and Subtopics. These changes should not affect the related guidance in these Subtopics.

An entity should apply the amendments in this Update on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this Update.

A public business entity that is a U.S. Securities and Exchange Commission (SEC) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.

A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020.

Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.

NOTE 3:  EARNINGS PER SHARE

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Net income available to common shareholders is net income to Pathfinder Bancorp, Inc. less the total of preferred dividends declared. Diluted earnings per share include the potential dilutive effect that could occur upon the assumed exercise of issued stock options using the Treasury Stock method.  Anti-dilutive shares are common stock equivalents with average exercise prices in excess of the weighted average market price for the period presented. Anti-dilutive stock options, not included in the computation below, were 214,415 and 4,118 for the years ended 2016 and 2015, respectively.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released to plan participants.

The following table sets forth the calculation of basic and diluted earnings per share.

	Years ended
	December 31,
(In thousands, except per share data)	2016	2015
Basic Earnings Per Common Share
Net income available to common shareholders	$3,256	$2,759
Weighted average common shares outstanding	4,105	4,124
Basic earnings per common share	$0.79	$0.67

Diluted Earnings Per Common Share
Net income available to common shareholders	$3,256	$2,759
Weighted average common shares outstanding	4,105	4,124
Effect of assumed exercise of stock options	85	67
Diluted weighted average common shares outstanding	4,190	4,191
Diluted earnings per common share	$0.78	$0.66

NOTE 4: INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized as follows:

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$24,263	$1	$(80)	$24,184
State and political subdivisions	17,185	33	(737)	16,481
Corporate	15,560	20	(385)	15,195
Asset backed securities	6,696	5	(37)	6,664
Residential mortgage-backed - US agency	31,204	-	(638)	30,566
Collateralized mortgage obligations - US agency	42,124	45	(1,183)	40,986
Collateralized mortgage obligations - Private label	6,682	-	(105)	6,577
Total	143,714	104	(3,165)	140,653
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	643	-	(17)	626
Common stock - financial services industry	663	13	-	676
Total	1,306	13	(17)	1,302
Total available-for-sale	$145,020	$117	$(3,182)	$141,955

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$4,928	$30	$(18)	$4,940
State and political subdivisions	30,697	572	(693)	30,576
Corporate	8,240	85	(228)	8,097
Residential mortgage-backed - US agency	6,386	31	(20)	6,397
Collateralized mortgage obligations - US agency	2,927	96	-	3,023
Collateralized mortgage obligations - Private label	1,467	-	(71)	1,396
Total held-to-maturity	$54,645	$814	$(1,030)	$54,429

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$21,380	$13	$(85)	$21,308
State and political subdivisions	8,198	107	(5)	8,300
Corporate	18,173	51	(96)	18,128
Residential mortgage-backed - US agency	32,740	113	(280)	32,573
Collateralized mortgage obligations - US agency	16,880	95	(142)	16,833
Total	97,371	379	(608)	97,142
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	643	-	(5)	638
Large cap equity fund	456	127	-	583
Common stock - financial services industry	554	25	-	579
Total	1,653	152	(5)	1,800
Total available-for-sale	$99,024	$531	$(613)	$98,942

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$7,860	$81	$(29)	$7,912
State and political subdivisions	21,585	881	-	22,466
Corporate	4,175	53	(3)	4,225
Residential mortgage-backed - US agency	7,763	137	(5)	7,895
Collateralized mortgage obligations - US agency	2,914	103	-	3,017
Total held-to-maturity	$44,297	$1,255	$(37)	$45,515

The majority of the Company's investments in mortgage-backed securities include pass-through securities and collateralized mortgage obligations issued and guaranteed by Fannie Mae, Freddie Mac, and Ginnie Mae.  As of December 31, 2016, the Company also held a total of seven private-label mortgage-backed securities or collateralized mortgage obligations with an aggregate book balance of $9.8 million and five private-label asset backed securities collateralized by consumer loans with an aggregate book balance of $6.7 million.  These investments are relatively short-duration securities with significant credit enhancements.  There were no private-label investments in the securities portfolio at December 31, 2015.  The Company's investments in state and political obligation securities are generally municipal obligations that are categorized as general obligations of the issuer that are supported by the overall taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are generally supported by state administered insurance funds or credit enhancement programs.

The amortized cost and estimated fair value of debt investments at December 31, 2016 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
(In thousands)
Due in one year or less	$14,678	$14,680	$206	$205
Due after one year through five years	27,008	26,854	10,173	10,259
Due after five years through ten years	10,732	10,545	17,823	18,139
Due after ten years	11,286	10,445	15,663	15,010
Sub-total	63,704	62,524	43,865	43,613
Residential mortgage-backed - US agency	31,204	30,566	6,386	6,397
Collateralized mortgage obligations - US agency	42,124	40,986	2,927	3,023
Collateralized mortgage obligations - Private label	6,682	6,577	1,467	1,396
Totals	$143,714	$140,653	$54,645	$54,429

The Company's investment securities' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, is as follows:

	December 31, 2016
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
(Dollars in thousands)
Available-for-Sale
US Treasury, agencies and GSE's	6	$(80)	$22,161	-	$-	$-	6	$(80)	$22,161
State and political subdivisions	53	(737)	14,057	-	-	-	53	(737)	14,057
Corporate	10	(385)	10,587	-	-	-	10	(385)	10,587
Asset backed securities	3	(37)	4,455	-	-	-	3	(37)	4,455
Equity and other investments	1	(17)	626	-	-	-	1	(17)	626
Residential mortgage-backed - US agency	23	(638)	29,849	-	-	-	23	(638)	29,849
Collateralized mortgage obligations - US agency	28	(1,087)	33,376	4	(96)	2,514	32	(1,183)	35,890
Collateralized mortgage obligations - Private label	5	(105)	6,577	-	-	-	5	(105)	6,577
Totals	129	$(3,086)	$121,688	4	$(96)	$2,514	133	$(3,182)	$124,202
Held-to-Maturity
US Treasury, agencies and GSE's	1	$(18)	$982	-	$-	$-	1	$(18)	$982
State and political subdivisions	16	(693)	10,038	-	-	-	16	(693)	10,038
Corporate	5	(228)	4,402	-	-	-	5	(228)	4,402
Residential mortgage-backed - US agency	3	(20)	1,869	-	-	-	3	(20)	1,869
Collateralized mortgage obligations - US agency	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations - Private label	1	(71)	1,396	-	-	-	1	(71)	1,396
Totals	26	$(1,030)	$18,687	-	$-	$-	26	$(1,030)	$18,687

	December 31, 2015
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
(Dollars in thousands)
Available-for-Sale
US Treasury, agencies and GSE's	9	$(70)	$13,382	1	$(15)	$984	10	$(85)	$14,366
State and political subdivisions	13	(4)	1,894	3	(1)	339	16	(5)	2,233
Corporate	10	(57)	8,123	2	(39)	2,820	12	(96)	10,943
Asset backed securities	-	-	-	-	-	-	-	-	-
Equity and other investments	1	(5)	638	-	-	-	1	(5)	638
Residential mortgage-backed - US agency	14	(148)	20,204	5	(132)	4,812	19	(280)	25,016
Collateralized mortgage obligations - US agency	6	(80)	8,618	3	(62)	1,789	9	(142)	10,407
Collateralized mortgage obligations - Private label	-	-	-	-	-	-	-	-	-
Totals	53	$(364)	$52,859	14	$(249)	$10,744	67	$(613)	$63,603
Held-to-Maturity
US Treasury, agencies and GSE's	2	$(29)	$2,970	-	$-	$-	2	$(29)	$2,970
State and political subdivisions	-	-	-	-	-	-	-	-	-
Corporate	1	(3)	225	-	-	-	1	(3)	225
Residential mortgage-backed - US agency	1	(5)	795	-	-	-	1	(5)	795
Collateralized mortgage obligations - US agency	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations - Private label	-	-	-	-	-	-	-	-	-
Totals	4	$(37)	$3,990	-	$-	$-	4	$(37)	$3,990

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

Management does not believe any individual unrealized loss in other securities within the portfolio as of December 31, 2016 represents OTTI.  All securities which have been in an unrealized loss position for 12 months or more are issued by United States agencies or government sponsored enterprises and consist of mortgage-backed securities, collateralized mortgage obligations and direct agency financings.  These positions in US government agency and government-sponsored enterprises are deemed to have no credit impairment, thus, the disclosed unrealized losses relate directly to changes in interest rates subsequent to the acquisition of the individual securities.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the length of time the equity security's fair value has been below the carrying amount. Management has determined that we have the intent and ability to retain its equity securities for a sufficient period of time to allow for recovery. At December 31, 2016 and 2015, the Company had one mutual fund investment, categorized as an equity security, with a fair value below its book value.  This security, which represents an ownership interest in a mutual fund primarily invested in adjustable-rate mortgage securities, had a fair value of $626,000 at December 31, 2016, which was below its book value by $17,000 at that date.  This same security had a fair value of $638,000 at December 31, 2015 and that value was $5,000 below its book value at that date.

Proceeds of $33.2 million and $25.2 million, respectively on sales and redemptions of securities for the years ended December 31 resulted in gross realized gains (losses) detailed below:

(In thousands)	2016	2015
Realized gains on investments	$526	$439
Realized gains on hedging activity	85	-
Realized losses on investments	(17)	(17)
	$594	$422

As of December 31, 2016 and December 31, 2015, securities with a fair value of $96.4 million and $89.7 million, respectively, were pledged to collateralize certain municipal deposit relationships.  As of the same dates, securities with a fair value of $12.9 million and $17.8 million were pledged against certain borrowing arrangements.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages.  The Company is not in the practice of investing in, or originating, these types of investments or loans.

NOTE 5: LOANS

Major classifications of loans are as follows:

	December 31,	December 31,
(In thousands)	2016	2015
Residential mortgage loans:
1-4 family first-lien residential mortgages	$199,000	$181,792
Construction	8,505	7,924
Total residential mortgage loans	207,505	189,716

Commercial loans:
Real estate	150,698	129,506
Lines of credit	23,225	19,035
Other commercial and industrial	67,646	54,899
Tax exempt loans	12,523	9,081
Total commercial loans	254,092	212,521

Consumer loans:
Home equity and junior liens	24,722	23,463
Other consumer	6,293	4,886
Total consumer loans	31,015	28,349

Total loans	492,612	430,586
Net deferred loan fees	(465)	(148)
Less allowance for loan losses	(6,247)	(5,706)
Loans receivable, net	$485,900	$424,732

The Company originates residential mortgage, commercial and consumer loans largely to customers throughout Oswego, Onondaga and surrounding counties. Although the Company has a diversified loan portfolio, a substantial portion of its borrowers' abilities to honor their contracts is dependent upon the counties' employment and economic conditions.

As of December 31, 2016 and December 31, 2015, residential mortgage loans with a carrying value of $140.3 million and $125.8 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York ("FHLBNY") under a blanket collateral agreement to secure the Company's line of credit and term borrowings.

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

Real estate loans, including residential mortgages, commercial real estate loans and home equity, comprise 78% of the portfolio in 2016, substantially identical to the composition in 2015, where such loans represented 81% of total loans.  Loans secured by real estate generally provide strong collateral protection and thus significantly reduce the inherent credit risk in the portfolio.

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

The following table presents the segments and classes of the loan portfolio summarized by the aggregate pass rating and the criticized and classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system:

	As of December 31, 2016
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$194,377	$1,445	$2,115	$1,063	$199,000
Construction	8,505	-	-	-	8,505
Total residential mortgage loans	202,882	1,445	2,115	1,063	207,505
Commercial loans:
Real estate	143,126	3,714	3,858	-	150,698
Lines of credit	22,141	684	400	-	23,225
Other commercial and industrial	66,279	661	702	4	67,646
Tax exempt loans	12,523	-	-	-	12,523
Total commercial loans	244,069	5,059	4,960	4	254,092
Consumer loans:
Home equity and junior liens	23,963	170	389	200	24,722
Other consumer	6,224	17	8	44	6,293
Total consumer loans	30,187	187	397	244	31,015
Total loans	$477,138	$6,691	$7,472	$1,311	$492,612

	As of December 31, 2015
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$177,244	$1,375	$2,425	$748	$181,792
Construction	7,924	-	-	-	7,924
Total residential mortgage loans	185,168	1,375	2,425	748	189,716
Commercial loans:
Real estate	121,283	4,345	3,878	-	129,506
Lines of credit	17,358	1,469	208	-	19,035
Other commercial and industrial	53,540	848	504	7	54,899
Tax exempt loans	9,081	-	-	-	9,081
Total commercial loans	201,262	6,662	4,590	7	212,521
Consumer loans:
Home equity and junior liens	22,780	182	287	214	23,463
Other consumer	4,840	31	15	-	4,886
Total consumer loans	27,620	213	302	214	28,349
Total loans	$414,050	$8,250	$7,317	$969	$430,586

Nonaccrual and Past Due Loans

Loans are considered past due if the required principal and interest payments have not been received within thirty days of the payment due date.

An age analysis of past due loans, exclusive of deferred costs, segregated by class of loans were as follows:

	As of December 31, 2016
	30-59 Days	60-89 Days	90 Days
	Past Due	Past Due	and Over	Total		Total Loans
(In thousands)	And Accruing	And Accruing		Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,247	$832	$2,560	$4,639	$194,361	$199,000
Construction	-	-	-	-	8,505	8,505
Total residential mortgage loans	1,247	832	2,560	4,639	202,866	207,505
Commercial loans:
Real estate	1,063	375	1,223	2,661	148,037	150,698
Lines of credit	819	-	-	819	22,406	23,225
Other commercial and industrial	333	-	640	973	66,673	67,646
Tax exempt loans	-	-	-	-	12,523	12,523
Total commercial loans	2,215	375	1,863	4,453	249,639	254,092
Consumer loans:
Home equity and junior liens	105	157	338	600	24,122	24,722
Other consumer	8	13	50	71	6,222	6,293
Total consumer loans	113	170	388	671	30,344	31,015
Total loans	$3,575	$1,377	$4,811	$9,763	$482,849	$492,612

	As of December 31, 2015
	30-59 Days	60-89 Days	90 Days
	Past Due	Past Due	and Over	Total		Total Loans
(In thousands)	And Accruing	And Accruing		Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,115	$808	$1,715	$3,638	$178,154	$181,792
Construction	-	-	-	-	7,924	7,924
Total residential mortgage loans	1,115	808	1,715	3,638	186,078	189,716
Commercial loans:
Real estate	940	135	2,694	3,769	125,737	129,506
Lines of credit	20	-	174	194	18,841	19,035
Other commercial and industrial	159	216	370	745	54,154	54,899
Tax exempt loans	-	-	-	-	9,081	9,081
Total commercial loans	1,119	351	3,238	4,708	207,813	212,521
Consumer loans:
Home equity and junior liens	132	-	360	492	22,971	23,463
Other consumer	14	15	5	34	4,852	4,886
Total consumer loans	146	15	365	526	27,823	28,349
Total loans	$2,380	$1,174	$5,318	$8,872	$421,714	$430,586

Year-end nonaccrual loans, segregated by class of loan, were as follows:

	December 31,	December 31,
(In thousands)	2016	2015
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,560	$1,715
	2,560	1,715
Commercial loans:
Real estate	1,223	2,694
Lines of credit	-	174
Other commercial and industrial	640	370
	1,863	3,238
Consumer loans:
Home equity and junior liens	338	360
Other consumer	50	5
	388	365
Total nonaccrual loans	$4,811	$5,318

There were no loans past due ninety days or more and still accruing interest at December 31, 2016 or 2015.

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

	For the year ended December 31, 2016
(In thousands)	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Additional provision for loan losses
Individually evaluated for impairment:
Residential mortgage loans	3	$127	$135	$29
Commercial real estate loans	1	2,088	2,088	-

The TDRs individually evaluated for impairment have been classified as TDRs due to economic concessions granted, which consisted of additional funds advanced without associated increases in collateral, interest rate reduction, extended term and/or extended interest only payment terms.  The Company was required to increase the specific reserves against the loans individually reviewed for impairment by $29,000, which was a component of the provision for loan losses in the fourth quarter of 2016.  The Company changed the criteria for evaluating impairment on TDRs as of December 31, 2016 to include all TDRs, regardless of the size of the loan, to be individually evaluated for impairment.  The Company previously established thresholds of $100,000 for residential and consumer loans and $300,000 for commercial real estate loans, commercial lines and loans and tax exempt loans for reviewing TDRs individually for impairment.  TDRs below these threshold amounts were collectively evaluated for impairment as of December 31, 2015.

	For the year ended December 31, 2015
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

The Company had no loans that had been modified as TDRs during the twelve months prior to December 31, 2016, which had subsequently defaulted during the year ended December 31, 2016.

The Company had no loans that had been modified as TDRs during the twelve months prior to December 31, 2015, which had subsequently defaulted during the year ended December 31, 2015.

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

Impaired Loans

The following table summarizes impaired loans information by portfolio class:

	December 31, 2016			December 31, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$850	$857	$-	$473	$473	$-
Commercial real estate	4,254	4,344	-	2,580	2,709	-
Commercial lines of credit	400	400	-	574	597	-
Other commercial and industrial	470	470	-	536	569	-
Home equity and junior liens	140	140	-	187	187	-
Other consumer	-	-	-	5	6	-
With an allowance recorded:
1-4 family first-lien residential mortgages	763	763	117	-	-	-
Commercial real estate	818	872	455	1,850	1,963	760
Commercial lines of credit	-	-	-	5	5	5
Other commercial and industrial	552	552	553	224	230	193
Home equity and junior liens	345	345	5	101	101	2
Total:
1-4 family first-lien residential mortgages	1,613	1,620	117	473	473	-
Commercial real estate	5,072	5,216	455	4,430	4,672	760
Commercial lines of credit	400	400	-	579	602	5
Other commercial and industrial	1,022	1,022	553	760	799	193
Home equity and junior liens	485	485	5	288	288	2
Other consumer	-	-	-	5	6	-
Totals	$8,592	$8,743	$1,130	$6,535	$6,840	$960

The following table presents the average recorded investment in impaired loans for the years ended December 31:

(In thousands)	2016	2015
1-4 family first-lien residential mortgages	$777	$671
Commercial real estate	4,325	4,742
Commercial lines of credit	479	520
Other commercial and industrial	724	803
Home equity and junior liens	325	305
Other consumer	2	7
Total	$6,632	$7,048

The following table presents the cash basis interest income recognized on impaired loans for the years ended December 31:

(In thousands)	2016	2015
1-4 family first-lien residential mortgages	$64	$17
Commercial real estate	161	92
Commercial lines of credit	-	-
Other commercial and industrial	66	29
Home equity and junior liens	13	-
Other consumer	-	-
Total	$304	$138

NOTE 6: ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31, 2016 and 2015 and information pertaining to the allocation of the allowance for loan losses and balances of the allowance for loan losses and loans receivable based on individual and collective impairment evaluation by loan portfolio class at the indicated dates are summarized in the tables below.  An allocation of a portion of the allowance to a given portfolio class does not limit the Company's ability to absorb losses in another portfolio class.

	December 31, 2016
	1-4 family
	first-lien				Other
	residential		Commercial	Commercial	commercial
(In thousands)	mortgage	Construction	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$581	$-	$2,983	$401	$1,270
Charge-offs	(242)	-	-	(69)	-
Recoveries	13	-	6	11	14
Provisions (credits)	407	-	(54)	54	374
Ending balance	$759	$-	$2,935	$397	$1,658
Ending balance: related to loans
individually evaluated for impairment	$117	$-	$455	$-	$553
Ending balance: related to loans
collectively evaluated for impairment	$642	$-	$2,480	$397	$1,105

Loans receivables:
Ending balance	$199,000	$8,505	$150,698	$23,225	$67,646
Ending balance: individually
evaluated for impairment	$1,613	$-	$5,072	$400	$1,022
Ending balance: collectively
evaluated for impairment	$197,387	$8,505	$145,626	$22,825	$66,624

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$3	$350	$118	$-	$5,706
Charge-offs	-	(147)	(61)	-	(519)
Recoveries	-	10	53	-	107
Provisions (credits)	(2)	118	56	-	953
Ending balance	$1	$331	$166	$-	$6,247
Ending balance: related to loans
individually evaluated for impairment	$-	$5	$-	$-	$1,130
Ending balance: related to loans
collectively evaluated for impairment	$1	$326	$166	$-	$5,117

Loans receivables:
Ending balance	$12,523	$24,722	$6,293		$492,612
Ending balance: individually
evaluated for impairment	$-	$485	$-		$8,592
Ending balance: collectively
evaluated for impairment	$12,523	$24,237	$6,293		$484,020

	December 31, 2015
	1-4 family
	first-lien				Other
	residential		Commercial	Commercial	commercial
(In thousands)	mortgage	Construction	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$509	$-	$2,801	$460	$1,034
Charge-offs	(234)	-	(308)	(206)	(272)
Recoveries	40	-	-	38	10
Provisions	266	-	490	109	498
Ending balance	$581	$-	$2,983	$401	$1,270
Ending balance: related to loans
individually evaluated for impairment	$-	$-	$760	$5	$193
Ending balance: related to loans
collectively evaluated for impairment	$581	$-	$2,223	$396	$1,077

Loans receivables:
Ending balance	$181,792	$7,924	$129,506	$19,035	$54,899
Ending balance: individually
evaluated for impairment	$473	$-	$4,430	$579	$760
Ending balance: collectively
evaluated for impairment	$181,319	$7,924	$125,076	$18,456	$54,139

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$3	$388	$98	$56	$5,349
Charge-offs	-	(26)	(103)	-	(1,149)
Recoveries	-	10	59	-	157
Provisions (credits)	-	(22)	64	(56)	1,349
Ending balance	$3	$350	$118	$-	$5,706
Ending balance: related to loans
individually evaluated for impairment	$-	$2	$-	$-	$960
Ending balance: related to loans
collectively evaluated for impairment	$3	$348	$118	$-	$4,746

Loans receivables:
Ending balance	$9,081	$23,463	$4,886		$430,586
Ending balance: individually
evaluated for impairment	$-	$288	$5		$6,535
Ending balance: collectively
evaluated for impairment	$9,081	$23,175	$4,881		$424,051

The Company's methodology for determining its allowance for loan losses includes an analysis of qualitative factors that are added to the historical loss rates in arriving at the total allowance for loan losses needed for this general pool of loans.  The qualitative factors include:

	Changes in national and local economic trends;
	The rate of growth in the portfolio;
	Trends of delinquencies and nonaccrual balances;
	Changes in loan policy; and
	Changes in lending management experience and related staffing.
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

The allocation of the allowance for loan losses summarized on the basis of the Company's calculation methodology was as follows:

December 31, 2016
	1-4 family
	first-lien				Other
	residential		Commercial	Commercial	commercial
(In thousands)	mortgage	Construction	real estate	lines of credit	and industrial
Specifically reserved	$117	$-	$455	$-	$553
Historical loss rate	106	-	45	31	50
Qualitative factors	536	-	2,435	366	1,055
Total	$759	$-	$2,935	$397	$1,658

		Home equity	Other
(In thousands)	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$5	$-	$-	$1,130
Historical loss rate	-	35	16	-	283
Qualitative factors	1	291	150	-	4,834
Total	$1	$331	$166	$-	$6,247

December 31, 2015
	1-4 family
	first-lien				Other
	residential		Commercial	Commercial	commercial
(In thousands)	mortgage	Construction	real estate	lines of credit	and industrial
Specifically reserved	$-	$-	$760	$5	$193
Historical loss rate	70	-	97	49	54
Qualitative factors	511	-	2,126	347	1,023
Total	$581	$-	$2,983	$401	$1,270

		Home equity	Other
(In thousands)	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$2	$-	$-	$960
Historical loss rate	-	26	25	-	321
Qualitative factors	3	322	93	-	4,425
Total	$3	$350	$118	$-	$5,706

NOTE 7: SERVICING

Loans serviced for others are not included in the accompanying consolidated statements of condition.  At December 31, 2016 and 2015, the Bank serviced 268 and 317 residential mortgage loans for others, respectively. The unpaid principal balances of mortgage loans serviced for others were $17.0 million and $20.9 million at December 31, 2016 and 2015, respectively.  The balance of capitalized servicing rights included in other assets at December 31, 2016 and 2015, was $40,000 and $52,000, respectively.

The following summarizes mortgage servicing rights capitalized and amortized:

(In thousands)	2016	2015
Mortgage servicing rights capitalized	$-	$-
Mortgage servicing rights amortized	$12	$14

NOTE 8: PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31, is as follows:

(In thousands)	2016	2015
Land	$2,205	$2,176
Buildings	13,704	12,111
Furniture, fixtures and equipment	12,948	11,194
Construction in progress	455	2,502
	29,312	27,983
Less: Accumulated depreciation	14,135	13,149
	$15,177	$14,834

NOTE 9:  FORECLOSED REAL ESTATE

The Company is required to disclose the carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession of the property at each reporting period.

		December 31,		December 31,
(Dollars in thousands)	Number of properties	2016	Number of properties	2015
Foreclosed residential real estate	7	$393	2	$182

At December 31, 2016, the Company reported $659,000 in residential real estate loans in the process of foreclosure.

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

Of the $4.5 million of goodwill carried on the Company's books as of December 31, 2016, $3.8 million of this amount was due to prior periods acquisitions of bank branches and $696,000 was due to the 2013 acquisition of the FitzGibbons Agency by Pathfinder Risk Management Company, Inc. and the 2015 acquisition of the Huntington Agency in suburban Syracuse.

The Company is permitted to assess qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than the carrying value.  Based on the results of the assessment, management has determined that the carrying value of goodwill in the amount of $4.5 million is not impaired as of December 31, 2016.

The identifiable intangible asset of $198,000 as of December 31, 2016 was due to the acquisition of the FitzGibbons and Huntington Agencies and represents the amortized carrying amount of the customer lists intangible. The weighted average amortization period of this intangible asset is 7.0 years.

The gross carrying amount and annual amortization for this identifiable intangible asset are as follows:

	December 31,
(In thousands)	2016	2015

Gross carrying amount	$214	$175
Addition due to Huntington Agency purchase	-	55
Amortization recognized in the year	(16)	(16)
Net amortizing intangibles	$198	$214

The estimated amortization expense for each of the five succeeding years ended December 31, is as follows:

(In thousands)
2017	$16
2018	16
2019	16
2020	16
2021	16
Thereafter	118
$198

NOTE 11: DEPOSITS

A summary of deposits at December 31 is as follows:

(In thousands)	2016	2015
Savings accounts	$80,139	$73,540
Time accounts	132,007	111,250
Time accounts of $250,000 or more	57,349	35,213
Money management accounts	14,718	14,081
MMDA accounts	192,692	146,862
Demand deposit interest-bearing	53,587	42,758
Demand deposit noninterest-bearing	75,282	61,679
Mortgage escrow funds	5,209	4,932
Total Deposits	$610,983	$490,315

At December 31, 2016, the scheduled maturities of time deposits are as follows:

(In thousands)
Year of Maturity:
2017	$119,945
2018	38,693
2019	8,774
2020	14,313
2021	4,770
Thereafter	2,861
Total	$189,356

In addition to deposits obtained from its business operations within its target market areas, the Bank also obtains brokered deposits through various programs administered by Promontory Interfinancial Network.

	At December 31,
	2016			2015
(In thousands)	Non-Brokered	Brokered	Total	Non-Brokered	Brokered	Total
Savings accounts	$80,139	$-	$80,139	$73,540	$-	$73,540
Time accounts	89,200	42,807	132,007	78,234	33,016	111,250
Time accounts of $250,000 or more	57,349	-	57,349	35,213	-	35,213
Money management accounts	14,718	-	14,718	14,081	-	14,081
MMDA accounts	105,755	86,937	192,692	99,187	47,675	146,862
Demand deposit interest-bearing	53,587	-	53,587	42,758	-	42,758
Demand deposit noninterest-bearing	75,282	-	75,282	61,679	-	61,679
Mortgage escrow funds	5,209	-	5,209	4,932	-	4,932
Total Deposits	$481,239	$129,744	$610,983	$409,624	$80,691	$490,315

NOTE 12: BORROWED FUNDS

The composition of borrowings (excluding subordinated loans) at December 31 is as follows:

(In thousands)	2016	2015
Short-term:
FHLB Advances	$42,000	$24,800
Deferred fees hedging	(53)	-
Total short-term borrowings	$41,947	$24,800
Long-term:
FHLB advances	$17,000	$16,500
Total long-term borrowings	$17,000	$16,500

The principal balances, interest rates and maturities of the remaining borrowings, all of which are at a fixed rate, at December 31, 2016 are as follows:

Term	Principal	Rates
(Dollars in thousands)
Advances with FHLB
due within 1 year	$7,000	0.78-2.56%
due within 2 years	2,000	1.04%
due within 10 years	8,000	1.16-2.55%
Total advances with FHLB	$17,000
Total long-term fixed rate borrowings	$17,000

At December 31, 2016, scheduled repayments of long-term debt are as follows:

(In thousands)
2017	$7,000
2018	2,000
2019	5,000
2020	1,000
2021	-
Thereafter	2,000
$17,000

The Company has access to Federal Home Loan Bank advances, under which it can borrow at various terms and interest rates.  Residential mortgage loans with a carrying value of $140.3 million and FHLB stock with a carrying value of $3.3 million have been pledged by the Company under a blanket collateral agreement to secure the Company's borrowings at December 31, 2016.  The total outstanding indebtedness under borrowing facilities with the FHLB cannot exceed the total value of the assets pledged under the blanket collateral agreement.  The Company has a $12.9 million line of credit available at December 31, 2016 with the Federal Reserve Bank of New York through its Discount Window and has pledged various corporate and municipal securities against the line. The Company has $14.4 million in lines of credit available with three other correspondent banks. $9.4 million of that line of credit is available on an unsecured basis and the remaining $5.0 million must be collateralized with marketable investment securities. Interest on the lines is determined at the time of borrowing.

NOTE 13: SUBORDINATED LOANS

The Company has a non-consolidated subsidiary trust, Pathfinder Statutory Trust II, of which the Company owns 100% of the common equity.  The Trust issued $5,000,000 of 30-year floating rate Company-obligated pooled capital securities of Pathfinder Statutory Trust II ("Floating-Rate Debentures").  The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms.  The capital securities mature in 2037 and are treated as Tier 1 capital by the Federal Deposit Insurance Corporation and the Federal Reserve Board ("FRB").  The capital securities of the trust are a pooled trust preferred fund of Preferred Term Securities VI, Ltd. and are tied to the 3-month LIBOR (1.00%) plus 1.65% for a total of 2.65% at December 31, 2016 with a five-year call provision.  The Company guarantees all of these securities.

The Company's equity interest in the trust subsidiary of  is included in other assets on the Consolidated Statements of Financial Condition at December 31, 2016 and 2015.  For regulatory reporting purposes, the Federal Reserve has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them.

On October 15, 2015, the Company executed the $10.0 million non-amortizing subordinated loan with an unrelated third party that is scheduled to mature on October 1, 2025. The Company has the right to prepay the subordinated loan at any time after October 15, 2020 without penalty. The terms of the subordinated loan required interest payments at an annual interest rate of 3.50% from October 15, 2015 to February 29, 2016. The annual interest rate charged the Company increased to 6.25% on March 1, 2016 through the maturity date.  The Subordinated Loan is senior in the Company's credit repayment hierarchy only to the Company's common equity and, as a result, qualifies as Tier 2 capital for all future periods when applicable.  The Company paid $172,000 in origination and legal fees as part of this transaction.  These fees will be amortized over the life of the subordinated loan through its first call date using the effective interest method.  The effective cost of funds related to this transaction is 6.44% calculated under this method.

The composition of subordinated loans at December 31 is as follows:

(In thousands)	2016	2015
Subordinated loans:
Junior subordinated debenture	$5,155	$5,155
Subordinated loan	9,870	9,836
Total subordinated loans	$15,025	$14,991

The principal balances, interest rates and maturities of the subordinated loans at December 31, 2016 are as follows:

Term	Principal	Rates
(Dollars in thousands)
Subordinated loans:
due within 10 years	$9,870	6.48%
due within 21 years	5,155	3-Month Libor + 1.65%
Total subordinated loans	$15,025

At December 31, 2016, scheduled repayments of the subordinated loans:

(In thousands)
2017	$-
2018	-
2019	-
2020	-
2021	-
Thereafter	15,025
$15,025

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

The following tables set forth the changes in the plans' benefit obligations, fair value of plan assets and the plans' funded status as of December 31:

	Pension Benefits		Postretirement Benefits
(In thousands)	2016	2015	2016	2015
Change in benefit obligations:
Benefit obligations at beginning of year	$9,319	$9,679	$159	$356
Service cost	-	-	-	-
Interest cost	464	468	8	17
Actuarial gain	(231)	(586)	-	(201)
Benefits paid	(229)	(242)	(13)	(13)
Benefit obligations at end of year	9,323	9,319	154	159
Change in plan assets:
Fair value of plan assets at beginning of year	12,808	13,125	-	-
Actual return on plan assets	1,055	(75)	-	-
Benefits paid	(229)	(242)	(13)	(13)
Employer contributions	-	-	13	13
Fair value of plan assets at end of year	13,634	12,808	-	-
Funded Status - asset (liability)	$4,311	$3,489	$(154)	$(159)
The funded status of the pension was recorded within other assets on the statement of condition.  The unfunded status of the postretirement plan is recorded as a liability on the statement of condition.

Amounts recognized in accumulated other comprehensive loss as of December 31 are as follows:

	Pension Benefits		Postretirement Benefits
(In thousands)	2016	2015	2016	2015
Net loss/(gain)	$2,685	$3,245	$(165)	$(172)
Tax Effect	1,074	1,298	(66)	(69)
	$1,611	$1,947	$(99)	$(103)

Gains and losses in excess of 10% of the greater of the benefit obligation or the fair value of assets are amortized over the average remaining service period of active participants.

The Company utilized the actual projected cash flows of the participants in both plans for the years ended December 31, 2016 and December 31, 2015.  The following points address the approach taken.

1.
An analysis of the defined benefit pension plan's expected future cash flows and high-quality fixed income investments currently available and expected to be available during the period to maturity of the pension benefits yielded a single discount rate of 5.15% at December 31, 2016.

2.
An analysis of the postretirement health plan's expected future cash flows and high-quality fixed-income investments currently available and expected to be available during the period to maturity of the retiree medical benefits yielded a single discount rate of 5.32% at December 31, 2016.

3.
Each discount rate was developed by matching the expected future cash flows of Pathfinder Bank to high quality bonds.  Every bond considered has earned ratings of at least AA by Fitch Group, AA by Standard & Poor's, or Aa2 by Moody's Investor Services.

The accumulated benefit obligation for the defined benefit pension plan was $9.3 million at December 31, 2016 and 2015.  The postretirement plan had an accumulated benefit obligation of $154,000 and $159,000 at December 31, 2016 and 2015, respectively.

The significant assumptions used in determining the benefit obligations as of December 31, are as follows:

	Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015
Weighted average discount rate	5.15%	5.05%	5.32%	5.23%
Rate of increase in future compensation levels	-	-	-	-

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plan.   The annual rates of increase in the per capita cost of covered medical and prescription drug benefits for future years were assumed to be 6.25% for 2017, gradually decreasing to 5.00% in 2022 and remain at that level thereafter.

The composition of the net periodic benefit plan cost for the years ended December 31 is as follows:

	Pension Benefits		Postretirement Benefits
(In thousands)	2016	2015	2016	2015
Service cost	$-	$-	$-	$-
Interest cost	464	468	8	17
Expected return on plan assets	(951)	(975)	-	-
Amortization of transition obligation	-	-	-	-
Amortization of net losses/(gains)	226	180	(3)	5
Amortization of unrecognized past service liability	-	-	(5)	(5)
Net periodic benefit plan (benefit) cost	$(261)	$(327)	$-	$17

The significant assumptions used in determining the net periodic benefit plan cost for years ended December 31, were as follows:

	Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015
Weighted average discount rate	5.05%	4.90%	5.23%	4.98%
Expected long term rate of return on plan assets	7.50%	7.50%	-	-
Rate of increase in future compensation levels	-	-	-	-

The long term rate of return on assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan's target allocation of asset classes.  Equities and fixed income securities were assumed to earn real rates of return in the ranges of 6.0%-8.0% and 3.0%-5.0%, respectively.  The long-term inflation rate was estimated to be 2.5%.  When these overall return expectations are applied to the plan's target allocation, the expected rate of return was determined to be in the range of 5.0% to 7.0%.  Management chose to use a 7.5% expected long-term rate of return in 2016 and a 7.0% expected long-term rate of return in 2017 reflecting current economic conditions and expected rates of return.  Based on the $13.6 million fair value of plan assets at December 31, 2016, each 50 basis point decrease in the expected long-term rate of return would reduce after tax net income by approximately $42,000.

The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit plan cost during 2017 is $154,000.  The estimated amortization of the unrecognized transition obligation and actuarial gain for the post retirement health plan in 2017 is $3,000.  The expected net periodic benefit plan benefit for 2017 is estimated to be $318,000 for both retirement plans in aggregate.

Plan assets are invested in four diversified investment funds of the Pentegra Retirement Trust (the "Trust", formerly known as RSI Retirement Trust), a private placement investment fund.  The Trust has been given discretion by the Plan Sponsor to determine the appropriate strategic asset allocation versus plan liabilities, as governed by the Trust's Investment Policy Statement.  The Plan is structured to utilize a Liability Driven Investment (LDI) approach which seeks to fund the current and future liabilities of the Plan and aims to mitigate funded status and contribution volatility.  The fair value of plan assets is determined primarily through direct observations of market pricing for the underlying assets within the investment fund.  Where direct pricing observations are not available, fair value is determined by observations of market pricing for similar securities actively traded within publically accessible markets.

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

Pension plan assets measured at fair value are summarized below:

	At December 31, 2016
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Asset Category:
Mutual funds - equity
Large-cap value (a)	$-	$958	$-	$958
Large-cap Growth (b)	-	860	-	860
Large-cap Core (c)	-	609	-	609

Mid-cap Value (d)	-	204	-	204
Mid-cap Growth (e)	-	186	-	186
Mid-cap Core (f)	-	209	-	209

Small-cap Value (g)	-	167	-	167
Small-cap Growth (h)	-	140	-	140
Small-cap Core (i)	-	312	-	312

International Equity (j)	-	1,131	-	1,131
Equity -Total	-	4,776	-	4,776

Fixed Income Funds
Fixed Income-US Core (k)	-	1,695	-	1,695
Intermediate Duration (l)	-	2,932	-	2,932
Long Duration (m)	-	2,474	-	2,474
Fixed Income-Total	-	7,101	-	7,101

Long/Short Equity(n)	-	1,165	-	1,165
Company Common Stock	-	-	-	-
Cash Equivalents-Money market*	70	522	-	592

Total	$70	$13,564	$-	$13,634

	At December 31, 2015
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Asset Category:
Mutual funds - equity
Large-cap value (a)	$-	$696	$-	$696
Large-cap Growth (b)	-	783	-	783
Large-cap Core (c)	-	510	-	510

Mid-cap Value (d)	-	166	-	166
Mid-cap Growth (e)	-	163	-	163
Mid-cap Core (f)	-	162	-	162

Small-cap Value (g)	-	119	-	119
Small-cap Growth (h)	-	117	-	117
Small-cap Core (i)	-	238	-	238

International Equity (j)	-	996	-	996
Equity -Total	-	3,950	-	3,950

Fixed Income Funds
Fixed Income-US Core (k)	-	1,578	-	1,578
Intermediate Duration (l)	-	2,865	-	2,865
Long Duration (m)	-	2,347	-	2,347
Fixed Income-Total	-	6,790	-	6,790

Long/Short Equity(n)	-	1,793	-	1,793
Company Common Stock	-	-	-	-
Cash Equivalents-Money market*	72	203	-	275

Total	$72	$12,736	$-	$12,808
*Includes cash equivalents investments in equity and fixed income strategies

(a)	This category contains large-cap stocks with above-average yield. The portfolio typically holds between 60 and 70 stocks.
(b)	This category seeks long-term capital appreciation by investing primarily in large growth companies based in the U.S.
(c)	This fund tracks the performance of the S&P 500 index by purchasing the securities represented in the index in approximately the same weightings as the index.
(d)	This category employs an indexing investment approach designed to track the performance of the CRSP US Mid-Cap Value Index.
(e)	This category employs an indexing investment approach designed to track the performance of the CRSP US Mid-Cap Growth Index.
(f)	This category seeks to track the performance of the S&P Midcap 400 Index.
(g)	This category consists of a selection of investments based on the Russell 2000 Value Index.
(h)	This category consists of a selection of investments based on the Russell 2000 Growth Index.
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

(m)	This category consists of a fund that seeks to approximate the performance of the Barclays Capital US Corporate A or Better, 20+ Year Bullets Only Index over the long term.
(n)	This category currently invests in three long/short equity hedge funds.

For the fiscal year ending December 31, 2017, the Company expects to contribute approximately $13,000 to the postretirement plan.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from both retirement plans:
	Pension	Postretirement
(In thousands)	Benefits	Benefits	Total
Years ending December 31:
2017	$266	$13	$279
2018	282	13	295
2019	292	13	305
2020	312	13	325
2021	329	12	341
Years 2022-2026	2,175	60	2,235

The Company also offers a 401(k) plan to its employees.  Contributions to this plan by the Company were $300,000 and $269,000 for 2016 and 2015, respectively. In addition, the Company made a $219,000 safe harbor contribution to the plan in 2016.

The Company maintains optional deferred compensation plans for its directors and certain executive officers, whereby fees and income normally received are deferred and paid by the Company based upon a payment schedule commencing at age 65 and continuing monthly for 10 years. Directors must serve on the board for a minimum of 5 years to be eligible for the Plan. At December 31, 2016 and 2015, other liabilities include approximately $2.4 million and $2.2 million, respectively, relating to deferred compensation. Deferred compensation expense for the years ended December 31, 2016 and 2015 amounted to approximately $339,000 and $310,000, respectively.

The Company has a supplemental executive retirement plan ("SERP") for the benefit of a retired Chief Executive Officer at December 31, 2016.  At December 31, 2016 and 2015, other liabilities included approximately $0 and $15,000, respectively, accrued under this plan related to the retired CEO.  Compensation expense includes approximately $0 relating to this supplemental executive retirement plan for the year ended December 31, 2016 and $4,000 for the year ended December 31, 2015.  This plan fully paid out during 2016.

To assist in the funding of the Company's benefits under the supplemental executive retirement plan and deferred compensation plans, the Company is the owner of single premium life insurance policies on selected participants.  At December 31, 2016 and 2015, the cash surrender values of these policies were $11.5 million and $10.6 million, respectively.

The Bank adopted a Defined Contribution Supplemental Executive Retirement Plan (the "SERP"), effective January 1, 2014.  The SERP benefits certain key senior executives of the Bank who are selected by the Board to participate, including our Named Executive Officers.  The SERP is intended to provide a benefit from the Bank upon retirement, death, disability or voluntary or involuntary termination of service (other than "for cause"), subject to the requirements of Section 409A of the Internal Revenue Code.  Accordingly, the SERP obligates the Bank to make a contribution to each executive's account on the last business day of each calendar year.  In addition, the Bank, may, but is not required to, make additional discretionary contributions to the executive's accounts from time to time.  All executives currently participating in the plan, including the Named Executive Officers, are fully vested in the Bank's contribution to the plan.  In the event the executive is terminated involuntarily or resigns for good reason within 24 months following a change in control, the Bank is required to make additional annual contributions the lesser of:  (1) three years or (2) the number of years remaining until the executive's benefit age, subject to potential reduction to avoid an excess parachute payment under Code Section 280G.  In the event of the executive's death, disability or termination within 24 months after a change in control, the executive's account will be paid in a lump sum to the executive or his beneficiary, as applicable.  In the event the executive is entitled to a benefit from the SERP due to retirement or other termination of employment, the benefit will be paid either in a lump sum or in 10 annual installments as detailed in his or her participant agreement.  At December 31, 2016, other liabilities included $473,000 accrued under this plan.

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

In April 2016, the board of directors of the Company approved the grant of 47,768 stock option awards in total to three officers and one recently promoted senior officer.  The awards will vest ratably over five years (20% per year for each year of the participant's service with the Company) and will expire ten years from the date of the grant, or April 2026.  The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions: risk-free interest rate of 1.6%; volatility factors of the expected market price of the Company's common stock of 0.32; weighted average expected lives of the options of 7.0 years: cash dividend yield of 1.55%. Based upon these assumptions, the weighted average fair value of options granted was $3.17.

The May 2016 Stock Option Plan

In May 2016, the board of directors of the Company approved the grant of stock option awards to its directors, executive Officers, senior officers and officers under the 2016 Equity Incentive Plan that was approved at the Annual Meeting of Shareholders on May 4, 2016 when 263,605 shares were authorized for award.

A total of 79,083 stock option awards were granted to the nine directors of the Company and 44,812 stock option awards, in total, were granted to thirteen officers.  The awards will vest ratably over five years (20% per year for each year of the participant's service with the Company) and will expire ten years from the date of the grant, or May 2026.  The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions: risk-free interest rate of 1.6%; volatility factors of the expected market price of the Company's common stock of 0.32; weighted average expected lives of the options of 7.0 years: cash dividend yield of 1.55%. Based upon these assumptions, the weighted average fair value of options granted was $3.32.

A total of 92,261 stock option awards, in total, were granted to the Chief Executive Officer, two executive officers and three senior officers.  The awards will vest ratably over seven years (approximately 14.28% per year for each year of the participant's service with the Company) with the exception of one senior officer whose awards will vest upon retirement on August 1, 2017 and will expire ten years from the date of the grant, or May 2026.  The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions: risk-free interest rate of 1.7%; volatility factors of the expected market price of the Company's common stock of 0.32; weighted average expected lives of the options of 7.0 years: cash dividend yield of 1.55%. Based upon these assumptions, the weighted average fair value of options granted was $3.59.

Activity in the stock option plans is as follows:

		Weighted
	Options	Average	Shares
(Shares in thousands)	Outstanding	Exercise Price	Exercisable
Outstanding at December 31, 2014	170	$5.75	95
Granted	17	$11.09	-
Newly vested	-	5.75	35
Exercised	(2)	-	(2)
Expired	-	-	-
Outstanding at December 31, 2015	185	$5.75	128
Granted	264	$11.25	-
Newly vested	-	6.21	37
Exercised	(26)	-	(26)
Expired	-	-	-
Outstanding at December 31, 2016	423	$6.21	139

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options prior to the expiration date.  The intrinsic value can change based on fluctuations in the market value of the Company's stock.  At December 31, 2016, the intrinsic value of the stock options was $1.7 million.  At December 31, 2015, the intrinsic value of the stock options was $1.2 million.

At December 31, 2016, there were 422,940 options outstanding, of which 139,246 were exercisable at an average exercise price of $5.80, and an average remaining contractual life of 4.7 years.

The May 2016 Restricted Stock Awards

In May 2016, the board of directors of the Company approved the grant of restricted stock awards to its directors, executive officers, senior officers and officers under the 2016 Equity Incentive Plan that was approved at the Annual Meeting of Shareholders on May 4, 2016 when 105,442 shares were authorized for award.  A total of 31,635 restricted stock awards were granted to the nine directors of the Company and 8,436 restricted stock awards, in total, were granted to two officers.  The awards will vest ratably over five years (20% per year for each year of the participant's service with the Company).

A total of 46,570 stock option awards, in total, were granted to the Chief Executive Officer, two executive officers and three senior officers.  The awards will vest ratably over seven years (approximately 14.28% per year for each year of the participant's service with the Company) with the exception of one senior officer whose awards will vest upon retirement on August 1, 2017.

The compensation expense of the awards is based on the fair value of the instruments on the date of grant.  The Company recorded compensation expense in the amount of $264,000 and $85,000 in 2016 and 2015, respectively, and is expected to record $328,000, $323,000, $316,000, $314,000, $176,000, $113,000 and $38,000 in 2017 through 2023.

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

The ESOP loan from the Company has a ten year term and is being repaid in equal payments of principal and interest under a fixed rate of interest equal to 3.25% which was the prime rate of interest on the date of the closing of the offering.  This ESOP loan from the Company, also referred to as an internally leveraged ESOP, does not appear as a liability on the Company's consolidated statement of condition as of December 31, 2016 in accordance with ASC 718-40-25-9d.

In accordance with the payment of principal on the loan, a proportionate number of shares are allocated to the employees over the ten year time horizon of the loan.  Participants' vesting interest in the shares of Company stock is at the rate of 20% per year. Compensation expense is recorded based on the number of shares released to the participants times the average market value of the Company's stock over that same period.  Dividends on unallocated shares, recorded as compensation expense on the income statement, are made available to the participants' account. The Company recorded $333,000 and $305,000 in compensation expense in 2016 and 2015, respectively, including $40,000 and $36,000 for dividends on unallocated shares in these same time periods.  At December 31, 2016, there were 189,429 unearned ESOP shares with a fair value of $2.6 million.

NOTE 17: INCOME TAXES

The provision for income taxes for the years ended December 31, is as follows:

(In thousands)	2016	2015
Current	$1,360	$955
Deferred	(249)	116
	$1,111	$1,071

The provision for income taxes includes the following:

(In thousands)	2016	2015
Federal Income Tax	$980	$929
State Tax	131	142
	$1,111	$1,071

The components of the net deferred tax liability, included in other liabilities as of December 31, are as follows:

(In thousands)	2016	2015
Assets:
Deferred compensation	$912	$858
Allowance for loan losses	2,392	2,185
Postretirement benefits	56	61
Subordinated loan interest	37	-
Investment securities and financial derivative	1,229	-
Impairment losses on investment securities	88	155
Loan origination fees	184	66
Capital loss carryforward	62	120
Held-to-maturity securities	310	417
Other	166	121
Total	5,436	3,983
Liabilities:
Prepaid pension	(1,605)	(1,336)
Depreciation	(1,083)	(1,011)
Accretion	(211)	(145)
Loan origination fees	-	-
Intangible assets	(1,470)	(1,470)
Investment securities and financial derivative	-	(21)
Mortgage servicing rights	(15)	(20)
Prepaid expenses and transaction fees	(204)	(97)
Total	(4,588)	(4,100)
	848	(117)
Less: deferred tax asset valuation allowance	(150)	(265)
Net deferred tax asset	$698	$(382)

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

The judgment about the level of future taxable income is inherently subjective and is reviewed on a continual basis as regulatory and business factors change. The valuation allowance of $150,000 at December 31, 2016 represents the portion of the deferred tax asset that management believes may not be realizable, as the Company may not generate sufficient capital gains in future years to offset its existing cumulative capital losses prior to the expiration of the related capital loss carryforward tax benefits.  The deferred tax allowance was $265,000 at December 31, 2015.  The $115,000 decrease in this allowance between December 31, 2015 and December 31, 2016, relates primarily to the reduction in current taxes payable resulting from capital gain income that was realized in 2016.

A reconciliation of the federal statutory income tax rate to the effective income tax rate for the years ended December 31, is as follows:

	2016	2015
Federal statutory income tax rate	34.0%	34.0%
State tax, net of federal benefit	1.9	2.3
Tax-exempt interest income	(8.6)	(8.1)
Increase in value of bank owned life insurance less premiums paid	(2.0)	(3.0)
Change in valuation allowance	(2.6)	(4.8)
Other	2.5	6.4
Effective income tax rate	25.2%	26.8%

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

At December 31, 2016 and 2015, the following financial instruments were outstanding whose contract amounts represent credit risk:
	Contract Amount
(In thousands)	2016	2015
Commitments to grant loans	$46,649	$20,168
Unfunded commitments under lines of credit	48,653	34,469
Unfunded commitments related to construction loans in progress	5,918	5,726
Standby letters of credit	1,900	1,884

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter party. Collateral held varies but may include residential real estate and income-producing commercial properties.  Loan commitments outstanding at December 31, 2016 with fixed interest rates amounted to approximately $7.8 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2016 with variable interest rates amounted to approximately $89.4 million.  These outstanding loan commitments carry current market rates.

Unfunded commitments under standby letters of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers.  These lines of credit usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of December 31, 2016 and 2015 for guarantees under standby letters of credit issued is not material.

The Company leases land and leasehold improvements under agreements that expire in various years with renewal options over the next 30 years.  Rental expense, included in building occupancy expense, amounted to $149,000 for 2016 and $135,000 for 2015.

Approximate minimum rental commitments for non-cancelable operating leases are as follows:

Years Ending December 31:
(In thousands)
2017	147
2018	105
2019	62
2020	56
2021	31
Thereafter	293
Total minimum lease payments	$694

NOTE 19: DIVIDENDS AND RESTRICTIONS

The Company's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Company.  In addition to state law requirements and the capital requirements discussed in Note 20, federal statutes, regulations and policies limit the circumstances under which the Bank may pay dividends.  The amount of retained earnings legally available under these regulations approximated $10.4 million as of December 31, 2016.  Dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.  The Bank made no dividend payments to the Company in the years ended December 31, 2016, December 31, 2015 or December 31, 2014.

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company's goal is to maintain a strong capital position, consistent with the risk profile of its banking operations.  This strong capital position serves to support growth and expansion activities while at the same time exceeding regulatory standards.  At December 30, 2016, the Bank met the regulatory definition of a "well-capitalized" institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 8%, Tier 1 common equity exceeding 6.5%, and a total risk-based capital ratio exceeding 10%.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The buffer is separate from the capital ratios required under the Prompt Corrective Action ("PCA") standards. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity.  The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. At December 30, 2016, the Bank exceeded all current and projected regulatory required minimum capital ratios, including the maximum capital buffer level that will be required on January 1, 2019.

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

As of December 31, 2016, the Bank's most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as "well-capitalized", under the regulatory framework for prompt corrective action.  To be categorized as "well-capitalized", the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. There are no conditions or events since that notification that management believes have changed the Bank's category.

As noted above, the regulations also impose a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The buffer is separate from the capital ratios required under the Prompt Corrective Action ("PCA") standards and imposes restrictions on dividend distributions and discretionary bonuses. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity.  The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. At December 30, 2016, the Bank exceeded all current and projected regulatory required minimum capital ratios, including the maximum capital buffer level that will be required on January 1, 2019.

The Bank's actual capital amounts and ratios as of December 31, 2016 and 2015 are presented in the following table.
	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be "Well-Capitalized" Under Prompt Corrective Provisions		Well-Capitalized With Buffer, Fully Phased In For 2019
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
Total core capital (to risk-weighted assets)	$72,098	14.79%	$38,996	8.00%	$48,745	10.00%	$51,182	10.50%
Tier 1 capital (to risk-weighted assets)	$66,003	13.54%	$29,247	6.00%	$38,996	8.00%	$41,433	8.50%
Tier 1 common equity (to risk-weighted assets)	$66,003	13.54%	$21,935	4.50%	$31,684	6.50%	$34,121	7.00%
Tier 1 capital (to adjusted assets)	$66,003	9.06%	$29,154	4.00%	$36,443	5.00%	$36,443	5.00%
As of December 31, 2015:
Total core capital (to risk-weighted assets)	$67,286	16.22%	$33,187	8.00%	$41,484	10.00%
Tier 1 capital (to risk-weighted assets)	$62,038	14.95%	$24,891	6.00%	$33,187	8.00%
Tier 1 common equity (to risk-weighted assets)	$62,038	14.95%	$18,668	4.50%	$26,965	6.50%
Tier 1 capital (to adjusted assets)	$62,038	10.00%	$24,816	4.00%	$31,020	5.00%

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

The Company had the right to redeem the shares of Series B Preferred Stock, in whole or in part, at any time at a redemption price equal to the sum of the liquidation amount per share and the per-share amount of any unpaid dividends for the then-current period, subject to any required prior approval by its primary federal regulator.  On February 16, 2016, the Company redeemed all 13,000 shares of the Series B Preferred Stock outstanding with the payment of $13.0 million to the SBLF.  This redemption was substantially financed by the issuance of the $10 million Subordinated Loan on October 15, 2015. The issuance of the Subordinated Loan will increase interest expense by $644,000 per year but prospectively reduce the amount payable to the SBLF in preferred stock dividends.  Effective April 1, 2016, the annual dividend rate for the preferred stock would have been 9.0%.  The retirement of the $13.0 million of the SBLF Preferred Series B stock, therefore will result in an annual reduction of preferred dividends payable of $1.2 million.  The Company paid $16,000 and $130,000 in preferred dividends in 2016 and 2015, respectively. These transactions had no effect on the regulatory capital position of the Bank.

The Company's goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards.  At December 31, 2016, the Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a "well-capitalized" institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank.  At December 31, 2016 and 2015, these reserve balances amounted to $13.2 million and $3.9 million, respectively and are included in cash and due from banks in the statement of condition.

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

The following table summarizes the fair value of outstanding derivatives and their presentation on the statements of condition as of December 31:

(In thousands)	2016	2015
Cash flow hedge:
Other liabilities	$-	$27

The change in accumulated other comprehensive loss, on a pretax basis, and the impact on earnings from the interest rate swap that qualifies as a cash flow hedge for the year ended December 31 were as follows:

(In thousands)	2016	2015
Balance as of December 31:	$(27)	$(82)
Amount of gains/losses recognized in other comprehensive income	2	(6)
Amount of loss reclassified from other comprehensive income
and recognized as interest expense	25	61
Balance as of December 31:	$-	$(27)

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

The Company used the following methods and significant assumptions to estimate fair value:

Investment securities:  The fair values of securities available-for-sale are obtained from an independent third party and are based on quoted prices on nationally recognized securities exchanges where available (Level 1).  If quoted prices are not available, fair values are measured by utilizing matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2).  Management made no adjustment to the fair value quotes that were received from the independent third party pricing service. During the third quarter of 2015, the Company purchased $313,000 of the common stock of a community-based financial institution that conducts its operations outside of the Company's primary market area.  During the second quarter of 2016, the Company purchased an additional $130,000 of this common stock. The first purchase was in conjunction with a capital raise by the financial institution that attracted multiple investors and the second purchase was made in a private sale. The stock of this financial institution is not traded on any exchange and there are no quoted market prices available for this security (Level 3).  Management has reviewed the results of the financial operations of the financial institution for the quarter and year ended December 31, 2016 and has concluded that this investment was appropriately valued at the acquisition cost of its most recent purchase, which was considered to be its fair value as of the measurement date.

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

The following tables summarize assets measured at fair value on a recurring basis as of December 31, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:
	2016
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-sale portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$24,184	$-	$24,184
State and political subdivisions	-	16,481	-	16,481
Corporate	-	15,195	-	15,195
Asset backed securities	-	6,664	-	6,664
Residential mortgage-backed - US agency	-	30,566	-	30,566
Collateralized mortgage obligations - US agency	-	40,986	-	40,986
Collateralized mortgage obligations - Private label	-	6,577	-	6,577
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	626	-	-	626
Large cap equity fund	-	-	-	-
Common stock - Financial services industry	-	220	456	676
Total available-for-sale securities	$626	$140,873	$456	$141,955

Interest rate swap derivative	$-	$-	$-	$-

		2015		Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-sale portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$21,308	$-	$21,308
State and political subdivisions	-	8,300	-	8,300
Corporate	-	18,128	-	18,128
Residential mortgage-backed - US agency	-	32,573	-	32,573
Collateralized mortgage obligations - US agency	-	16,833	-	16,833
Collateralized mortgage obligations - Private label	-	-	-	-
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	638	-	-	638
Large cap equity fund	583	-	-	583
Common stock - Financial services industry	46	220	313	579
Total available-for-sale securities	$1,267	$97,362	$313	$98,942

Interest rate swap derivative	$-	$(27)	$-	$(27)

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis as of December 31 were as follows:
(In thousands)	Common Stock - Financial Services Industry

Balance - December 31, 2015	$313
Total gains realized/unrealized:
Included in earnings	-
Included in other comprehensive income	13
Settlements	130
Sales	-
Balance - December 31, 2016	$456
Changes in unrealized gains included in earnings related to assets still held at December 31, 2016	$-

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company's investments that are categorized within Level 3 of the fair value hierarchy at the indicated dates:

(In thousands)	At December 31, 2016
Investment Type	Fair Value	Valuation Techniques	Unobservable Input	Weight
Common Stock - Financial Services Industry	$456	Inputs to comparables	Weight ascribed to comparable companies	100%

(In thousands)	At December 31, 2015
Investment Type	Fair Value	Valuation Techniques	Unobservable Input	Weight
Common Stock - Financial Services Industry	$313	Inputs to comparables	Weight ascribed to comparable companies	100%

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

The following tables summarize assets measured at fair value on a nonrecurring basis as of December 31, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

		2016
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$4,049	$4,049
Foreclosed real estate	$-	$-	$393	$393

		2015
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$1,070	$1,070
Foreclosed real estate	$-	$-	$360	$360

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value.

Quantitative Information about Level 3 Fair Value Measurements

	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2016
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 10% (5%)
	(Sales Approach)	Costs to Sell	8% - 13% (10%)
Discounted Cash Flow

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15% (15%)
	(Sales Approach)	Costs to Sell	6% - 8% (7%)

Quantitative Information about Level 3 Fair Value Measurements

	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2015
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 10% (8%)
	(Sales Approach)	Costs to Sell	8% - 15% (14%)
Discounted Cash Flow

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15% (15%)
	(Sales Approach)	Costs to Sell	6% - 8% (7%)

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

Investment securities – The fair values of securities available-for-sale and held-to-maturity are obtained from an independent third party and are based on quoted prices on nationally recognized exchange where available (Level 1).  If quoted prices are not available, fair values are measured by utilizing matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities, but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2).  Management made no adjustment to the fair value quotes that were received from the independent third party pricing service. During the third quarter of 2015, the Company purchased $313,000 of the common stock of a community-based financial institution that conducts its operations outside of the Company's primary market area.  During the second quarter of 2016, the Company purchased an additional $130,000 of this common stock. The first purchase was in conjunction with a capital raise by the financial institution that attracted multiple investors and the second purchase was made in a private sale. The stock of this financial institution is not traded on any exchange and there are no quoted market prices available for this security (Level 3).  Management has reviewed the results of the financial operations of the financial institution for the quarter and year ended December 31, 2016 and has concluded that this investment was appropriately valued at the acquisition cost of its most recent purchase, which was considered to be its fair value as of the measurement date.

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

The carrying amounts and fair values of the Company's financial instruments as of December 31 are presented in the following table:

		2016		2015
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$22,419	$22,419	$15,245	$15,245
Investment securities - available-for-sale	1	626	626	1,267	1,267
Investment securities - available-for-sale	2	140,873	140,873	97,362	97,362
Investment securities - available-for-sale	3	456	456	313	313
Investment securities - held-to-maturity	2	54,645	54,429	44,297	45,515
Federal Home Loan Bank stock	2	3,250	3,250	2,424	2,424
Net loans	3	485,900	484,704	424,732	428,410
Accrued interest receivable	1	2,532	2,532	2,053	2,053

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$421,627	$421,627	$343,853	$343,853
Time Deposits	2	189,356	189,197	146,462	146,158
Borrowings	2	58,947	58,918	41,300	41,282
Subordinated loans	2	15,025	14,310	14,991	14,027
Accrued interest payable	1	75	75	199	199
Interest rate swap derivative	2	-	-	27	27

NOTE 23: PARENT COMPANY – FINANCIAL INFORMATION

The following represents the condensed financial information of Pathfinder Bancorp, Inc. as of and for the years ended December 31:

Statements of Condition	2016	2015
(In thousands)
Assets
Cash	$5,424	$21,418
Investments	455	358
Investment in bank subsidiary	67,281	64,519
Investment in non-bank subsidiary	155	155
Other assets	475	185
Total assets	$73,790	$86,635
Liabilities and Shareholders' Equity
Accrued liabilities	$404	$415
Subordinated loans	15,025	14,991
Shareholders' equity	58,361	71,229
Total liabilities and shareholders' equity	$73,790	$86,635

Statements of Income	2016	2015
(In thousands)
Income
Dividends from non-bank subsidiary	$4	$4
Realized gains on available-for sale investment securities	108	-
Total income	112	4
Expenses
Interest	880	300
Operating, net	230	248
Total expenses	1,110	548
Loss before taxes and equity in undistributed net income of subsidiaries	(998)	(544)
Tax benefit	254	162
Loss before equity in undistributed net income of subsidiaries	(744)	(382)
Equity in undistributed net income of subsidiaries	4,016	3,271
Net income	$3,272	$2,889

Statements of Cash Flows	2016	2015
(In thousands)
Operating Activities
Net Income	$3,272	$2,889
Equity in undistributed net income of subsidiaries	(4,016)	(3,271)
Realized gains on available-for-sale investment securities	(23)	-
Stock based compensation and ESOP expense	557	354
Amortization of deferred financing from subordinated loan	34	-
Net change in other assets and liabilities	(152)	95
Net cash flows from operating activities	(328)	67
Investing Activities
Purchase investments	(130)	(312)
Net gain on hedging transaction	(85)	-
Proceeds from sale of investment	43	-
Net cash flows from investing activities	(172)	(312)
Financing activities
Redemption of preferred stock - SBLF	(13,000)	-
Proceeds from exercise of stock options	143	9
Proceeds from subordinated loan	-	9,836
Purchase of common stock	(1,755)	-
Cash dividends paid to preferred shareholders	(16)	(130)
Cash dividends paid to common shareholders	(866)	(609)
Net cash flows from financing activities	(15,494)	9,106
Change in cash and cash equivalents	(15,994)	8,861
Cash and cash equivalents at beginning of year	21,418	12,557
Cash and cash equivalents at end of year	$5,424	$21,418

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

The following represents the activity associated with loans to related parties during the year ended December 31, 2016:

(In thousands)
Balance at the beginning of the year	$10,324
Originations and Officer additions	2,122
Principal payments	(1,562)
Balance at the end of the year	$10,884

Deposits of related parties at December 31, 2016 and December 31, 2015 were $3.4 million and $2.0 million, respectively.

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

Concurrent with the completion of the offering, shares of common stock of the Company owned by the public were exchanged for shares of the Company's common stock so that the shareholders now own approximately the same percentage of the Company's common stock as they owned of the former Pathfinder's common stock immediately prior to the Conversion.  Shareholders of the former Pathfinder received 1.6472 shares of the Company's common stock for each share of the former Pathfinder's common stock that they owned immediately prior to completion of the transaction.    As a result of the offering and the exchange of shares, the Company had 4,353,850 shares outstanding at December 31, 2014.  The Company has 4,353,850 and 4,236,744 shares outstanding at December 31, 2015 and December 31, 2016, respectively.

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

	For the years ended December 31, 2016
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Financial derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(1,844)	$(16)	$(51)	$(654)	$(2,565)
Other comprehensive income before reclassifications	198	1	(1,436)	190	(1,045)
Amounts reclassified from AOCI	133	15	(358)	-	(212)
Ending balance	$(1,513)	$-	$(1,845)	$(464)	$(3,822)

	For the years ended December 31, 2015
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Financial derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(1,794)	$(49)	$457	$(733)	$(2,119)
Other comprehensive (loss) income before reclassifications	(161)	(4)	(255)	79	(341)
Amounts reclassified from AOCI	111	37	(253)	-	(105)
Ending balance	$(1,844)	$(16)	$(51)	$(654)	$(2,565)

The following table presents the amounts reclassified out of each component of AOCI for the indicated annual period:

(In thousands)	For the years ended
Details about AOCI[1] components	December 31, 2016	December 31, 2015	Affected Line Item in the Statement of Income

Unrealized holding gain on financial derivative:
Reclassification adjustment for
interest expense included in net income	$(25)	$(61)	Interest on long term borrowings
	10	24	Provision for income taxes
	$(15)	$(37)	Net Income
Retirement plan items
Retirement plan net losses
recognized in plan expenses[2]	$(222)	$(185)	Salaries and employee benefits
	89	74	Provision for income taxes
	$(133)	$(111)	Net Income

Available-for-sale securities
Realized gain on sale of securities	$594	$422	Net gains on sales and redemptions of investment securities
	(236)	(169)	Provision for income taxes
	358	253	Net Income

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

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting pursuant to the rules of the SEC that exempts the Company from such attestation and requires only management's report.

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

(e)	Set forth below is information concerning the Executive Officers of the Company at December 31, 2016.
Name	Age	Positions Held With the Company
Thomas W. Schneider	55	President and Chief Executive Officer
James A. Dowd, CPA	49	Executive Vice President, Chief Operating Officer and Chief Financial Officer
Ronald Tascarella	58	Executive Vice President, Chief Credit Officer
Edward A. Mervine	60	Senior Vice President, General Counsel
Melissa A. Miller	59	Senior Vice President, Customer Experience Officer
Daniel Phillips	52	Senior Vice President, Chief Information Officer

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements - The Company's consolidated financial statements, for the years ended December 31, 2016 and 2015, together with the Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K report.  See "Item 8: Financial Statements and Supplementary Data."

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition as of December 31, 2016 and 2015, (ii) the Consolidated Statements of Income for the years ended December 31, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2016 and 2015, (iv) the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2016 and 2015, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015, and (vi) the Notes to the Consolidated Financial Statements

ITEM 16: FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Pathfinder Bancorp, Inc.
Date:	March 31, 2017	By:	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas W. Schneider	By:	/s/ James A. Dowd
	Thomas W. Schneider, President and Chief Executive Officer		James A. Dowd, Executive Vice President, Chief Operating Officer and Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)
Date:	March 31, 2017	Date:	March 31, 2017

By:	/s/ Lloyd Stemple	By:	/s/ Lisa A. Kimball
	Lloyd Stemple, Director		Lisa A. Kimball, Vice President and
Date:	March 31, 2017		Controller (Principal Accounting Officer)
		Date:	March 31, 2017

By:	/s/John P. Funiciello	By:	/s/ William A. Barclay
	John Funiciello, Director		William A. Barclay, Director
Date:	March 31, 2017	Date:	March 31, 2017

By:	/s/ David A. Ayoub	By:	/s/ Chris R. Burritt
	David A. Ayoub, Director		Chris R. Burritt, Director
Date:	March 31, 2017	Date:	March 31, 2017

By:	/s/ George P. Joyce	By:	/s/ John F. Sharkey
	George P. Joyce, Director		John F. Sharkey, Director
Date:	March 31, 2017	Date:	March 31, 2017

By:	/s/ Adam C. Gagas	By:	/s/ Melanie Littlejohn
	Adam C. Gagas, Director		Melanie Littlejohn, Director
Date:	March 31, 2017	Date:	March 30, 2017

EXHIBIT 21:  SUBSIDIARIES OF THE COMPANY

Company	Owned by	Percent Owned	Jurisdiction or State of Incorporation
Pathfinder Bank	Pathfinder Bancorp, Inc.	100%	New York
Pathfinder Statutory Trust II	Pathfinder Bancorp, Inc.	100%	Delaware
Pathfinder REIT, Inc.	Pathfinder Bank	100%	New York
Whispering Oaks Development Corp.	Pathfinder Bank	100%	New York
Pathfinder Risk Management Company Inc.	Pathfinder Bank	100%	New York

EXHIBIT 23: CONSENT OF BONADIO & CO., LLP

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Pathfinder Bancorp, Inc.
Oswego, New York

We hereby consent to the incorporation by reference in this Annual Report on Form 10-K of Pathfinder Bancorp, Inc. and subsidiaries for the year ended December 31, 2016 our report dated March 31, 2017 included in its Registration Statement on Form S-8 (No. 333-202081) relating to the consolidated financial statements for the year ended December 31, 2016.

/s/ Bonadio & Co., LLP
Bonadio & Co., LLP
Syracuse, New York
March 31, 2017