Form 10-Q
period 2017-03-31
Pathfinder Bancorp, Inc.
filed 2017-05-15
CIK 1609065

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2017

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
YES ☒        NO 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☒        NO 

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filers," "accelerated filers," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer                    Accelerated filer                                             Non-accelerated filer                                   Smaller reporting company ☒                               Emerging growth company
                                                   (Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES     NO ☒

As of May 15,  2017, there were 4,262,700 shares outstanding of the registrant's common stock.

PATHFINDER BANCORP, INC.

PART I - FINANCIAL INFORMATION
Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.
Consolidated Statements of Condition
(Unaudited)

	March 31,	December 31,
(In thousands, except share and per share data)	2017	2016
ASSETS:
Cash and due from banks	$8,374	$6,968
Interest-earning deposits	28,245	15,451
Total cash and cash equivalents	36,619	22,419
Available-for-sale securities, at fair value	149,422	141,955
Held-to-maturity securities, at amortized cost (fair value of $56,306 and $54,429, respectively)	56,135	54,645
Federal Home Loan Bank stock, at cost	2,985	3,250
Loans	521,094	492,147
Less: Allowance for loan losses	5,964	6,247
Loans receivable, net	515,130	485,900
Premises and equipment, net	15,724	15,177
Accrued interest receivable	2,711	2,532
Foreclosed real estate	694	597
Intangible assets, net	194	198
Goodwill	4,536	4,536
Bank owned life insurance	11,529	11,458
Other assets	6,666	6,367
Total assets	$802,345	$749,034

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$583,471	$535,701
Noninterest-bearing	86,061	75,282
Total deposits	669,532	610,983
Short-term borrowings	20,921	41,947
Long-term borrowings	32,100	17,000
Subordinated loans	15,033	15,025
Accrued interest payable	96	75
Other liabilities	4,825	5,643
Total liabilities	742,507	690,673
Shareholders' equity:
Common stock, par value $0.01; 25,000,000 authorized shares; 4,246,980 and 4,236,744
shares outstanding, respectively	43	43
Additional paid in capital	27,676	27,483
Retained earnings	36,216	35,619
Accumulated other comprehensive loss	(3,207)	(3,822)
Unearned ESOP	(1,349)	(1,394)
Total Pathfinder Bancorp, Inc. shareholders' equity	59,379	57,929
Noncontrolling interest	459	432
Total equity	59,838	58,361
Total liabilities and shareholders' equity	$802,345	$749,034

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	For the three	For the three
	months ended	months ended
(In thousands, except per share data)	March 31, 2017	March 31, 2016
Interest and dividend income:
Loans, including fees	$5,741	$4,924
Debt securities:
Taxable	837	556
Tax-exempt	193	191
Dividends	54	27
Federal funds sold and interest earning deposits	45	14
Total interest income	6,870	5,712
Interest expense:
Interest on deposits	765	575
Interest on short-term borrowings	295	22
Interest on long-term borrowings	120	72
Interest on subordinated loans	193	203
Total interest expense	1,373	872
Net interest income	5,497	4,840
Provision for loan losses	389	210
Net interest income after provision for loan losses	5,108	4,630
Noninterest income:
Service charges on deposit accounts	263	287
Earnings and gain on bank owned life insurance	71	80
Loan servicing fees	36	34
Net gains on sales and redemptions of investment securities	71	80
Net losses on sales of loans and foreclosed real estate	(24)	-
Debit card interchange fees	147	135
Other charges, commissions & fees	399	385
Total noninterest income	963	1,001
Noninterest expense:
Salaries and employee benefits	2,850	2,685
Building occupancy	539	463
Data processing	427	422
Professional and other services	191	197
Advertising	176	140
FDIC assessments	56	108
Audits and exams	84	76
Other expenses	676	612
Total noninterest expenses	4,999	4,703
Income before income taxes	1,072	928
Provision for income taxes	245	273
Net income attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	827	655
Net income (loss) attributable to noncontrolling interest	27	(6)
Net income attributable to Pathfinder Bancorp, Inc.	800	661
Preferred stock dividends	-	16
Net income available to common shareholders	$800	$645

Earnings per common share - basic	$0.20	$0.16
Earnings per common share - diluted	$0.19	$0.15
Dividends per common share	$0.05	$0.05

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended
	March 31, 2017	March 31, 2016
(In thousands)
Net Income	$827	$655

Other Comprehensive Income

Retirement Plans:
Retirement plan net losses recognized in plan expenses	37	54

Unrealized holding gains on financial derivative:
Change in unrealized holding losses on financial derivative	-	(1)
Reclassification adjustment for interest expense included in net income	-	14
Net unrealized gain on financial derivative	-	13

Unrealized holding gains on available-for-sale securities
Unrealized holding gains arising during the period	1,022	702
Reclassification adjustment for net gains included in net income	(71)	(80)
Net unrealized gain on available-for-sale securities	951	622

Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	37	35

Other comprehensive income, before tax	1,025	724
Tax effect	(410)	(290)
Other comprehensive income, net of tax	615	434
Comprehensive income	$1,442	$1,089
Comprehensive income (loss), attributable to noncontrolling interest	$27	$(6)
Comprehensive income attributable to Pathfinder Bancorp, Inc.	$1,415	$1,095

Tax Effect Allocated to Each Component of Other Comprehensive Income
Retirement plan net losses recognized in plan expenses	$(14)	$(22)
Reclassification adjustment for interest expense included in net income	-	(5)
Unrealized holding gains arising during the period	(409)	(281)
Reclassification adjustment for net gains included in net income	28	32
Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	(15)	(14)
Income tax effect related to other comprehensive income	$(410)	$(290)

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

Pathfinder Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
Three months ended March 31, 2017 and March 31, 2016
(Unaudited)

					Accumulated
			Additional		Other Com-		Non-
	Preferred	Common	Paid in	Retained	prehensive	Unearned	controlling
(In thousands, except share and per share data)	Stock	Stock	Capital	Earnings	Loss	ESOP	Interest	Total

Balance, January 1, 2017	$-	$43	$27,483	$35,619	$(3,822)	$(1,394)	$432	$58,361

Net income	-	-	-	800	-	-	27	827

Other comprehensive income, net of tax	-	-	-	-	615	-	-	615

ESOP shares earned (6,111 shares)	-	-	43	-	-	45	-	88

Stock based compensation	-	-	94	-	-	-	-	94

Stock options exercised	-	-	56	-	-	-	-	56

Common stock dividends declared ($0.05 per share)	-	-	-	(203)	-	-	-	(203)

Balance, March 31, 2017	$-	$43	$27,676	$36,216	$(3,207)	$(1,349)	$459	$59,838

Balance, January 1, 2016	$13,000	$44	$28,717	$33,183	$(2,565)	$(1,574)	$424	$71,229

Net income	-	-	-	661	-	-	(6)	655

Other comprehensive income, net of tax	-	-	-	-	434	-	-	434

Preferred stock redemption (13,000 shares)	(13,000)	-	-	-	-	-	-	(13,000)

Preferred stock dividends - SBLF	-	-	-	(16)	-	-	-	(16)

ESOP shares earned (6,111 shares)	-	-	29	-	-	45	-	74

Stock based compensation	-	-	23	-	-	-	-	23

Common stock dividends declared ($0.05 per share)	-	-	-	(207)	-	-	-	(207)

Balance, March 31, 2016	$-	$44	$28,769	$33,621	$(2,131)	$(1,529)	$418	$59,192

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31,
(In thousands)	2017	2016
OPERATING ACTIVITIES
Net income attributable to Pathfinder Bancorp, Inc.	$800	$661
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	389	210
Realized losses (gains) on sales, redemptions and calls of:
Real estate acquired through foreclosure	27	-
Loans	(3)	-
Available-for-sale investment securities	27	(80)
Held-to-maturity investment securities	(4)	-
Depreciation	247	233
Amortization of mortgage servicing rights	3	3
Amortization of deferred loan costs	24	40
Amortization of deferred financing from subordinated loan	8	8
Earnings and gain on bank owned life insurance	(71)	(80)
Net amortization of premiums and discounts on investment securities	422	261
Amortization of intangible assets	4	4
Stock based compensation and ESOP expense	182	97
Net change in accrued interest receivable	(179)	(185)
Net change in other assets and liabilities	(1,356)	(683)
Net cash flows from operating activities	520	489
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(31,434)	(53,610)
Purchase of investment securities held-to-maturity	(2,654)	(500)
Net proceeds from (purchases of) Federal Home Loan Bank stock	265	(211)
Proceeds from maturities and principal reductions of
investment securities available-for-sale	5,619	12,422
Proceeds from maturities and principal reductions of
investment securities held-to-maturity	930	378
Proceeds from sales, redemptions and calls of:
Available-for-sale investment securities	18,913	15,273
Held-to-maturity investment securities	202	-
Real estate acquired through foreclosure	246	-
Realized gains on hedging activity	(94)	-
Net change in loans	(30,013)	(3,988)
Purchase of premises and equipment	(794)	(313)
Net cash flows from investing activities	(38,814)	(30,549)

(Continued on next page)

FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts,
money management deposit accounts, MMDA accounts and escrow deposits	71,143	53,315
Net change in time deposits	7,210	3,349
Net change in brokered deposits	(19,804)	(7,621)
Net change in short-term borrowings	(21,026)	4,700
Redemption of preferred stock - SBLF	-	(13,000)
Proceeds from long-term borrowings	15,100	-
Proceeds from exercise of stock options	56	-
Cash dividends paid to preferred shareholder - SBLF	-	(49)
Cash dividends paid to common shareholders	(212)	(218)
Change in noncontrolling interest, net	27	(6)
Net cash flows from financing activities	52,494	40,470
Change in cash and cash equivalents	14,200	10,410
Cash and cash equivalents at beginning of period	22,419	15,245
Cash and cash equivalents at end of period	$36,619	$25,655
CASH PAID DURING THE PERIOD FOR:
Interest	$1,351	$1,005
NON-CASH INVESTING ACTIVITY
Real estate acquired in exchange for loans	370	142

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1:  Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc., (the "Company"), Pathfinder Bank (the "Bank") and its other wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Certain amounts in the 2016 consolidated financial statements may have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income or comprehensive income as previously reported.  Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017 or any other interim period.

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

On February 16, 2016, the Company redeemed all 13,000 shares of the Series B Preferred Stock outstanding with the payment of $13.0 million to the Small Business Lending Facility ("SBLF").  This redemption was substantially financed by the issuance on October 15, 2015 of the $10.0 million Subordinated Loan with an effective annual interest rate of 6.44%.  The issuance of the Subordinated Loan has increased interest expense by approximately $644,000 per year, but prospectively reduced the future amount payable to the SBLF in preferred stock dividends.  Had the preferred stock not been retired, effective April 1, 2016, the annual dividend rate for the preferred stock would have been 9.0%.  Therefore, the retirement of the $13.0 million of the SBLF Preferred Series B stock has resulted in an annual reduction of dividends payable to the preferred shareholder of $1.2 million. The Company paid preferred stock dividends totaling $-0- in the first quarter of 2017 and $16,000 in 2016.  These transactions had no effect on the regulatory capital position of the Bank.

Note 2:   New Accounting Pronouncements

In March, 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. The Board issued this Update to amend the amortization period for certain purchased callable debt securities held at a premium. The Board is shortening the amortization period for the premium to the earliest call date. Under current generally accepted accounting principles (GAAP), entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument.  The amendments in this Update affect all entities, such as the Company, that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium).

Under current GAAP, premiums and discounts on callable debt securities generally are amortized to the maturity date. An entity must have a large number of similar loans to consider estimates of future principal prepayments when applying the interest method. However, an entity that holds an individual callable debt security at a premium may not amortize that premium to the earliest call date. If that callable debt security is subsequently called, the entity records a loss equal to the unamortized premium. The amendments in this Update more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. In most cases, market participants price securities to the call date that produces the worst yield when the coupon is above current market rates (that is, the security is trading at a premium) and price securities to maturity when the coupon is below market rates (that is, the security is trading at a discount) in anticipation that the borrower will act in its economic best interest. As a result, the amendments more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument.

For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle.

The Company typically holds investment securities that fall under the scope of this ASU.  However, when viewed in the context of the Company's overall consolidated statements of financial condition and income statement, the aggregate premiums associated with callable debt securities held in its investment portfolio are relatively low.  In addition, the weighted average time between the securities' call dates and maturity dates are also relatively short.  Accordingly, the Company does not anticipate that a material impact on its consolidated financial statements of condition, results of operations, or cash flows will result from the adoption of this Update.

In March, 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The Board issued this Update primarily to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost, as discussed below. Under generally accepted accounting principles (GAAP), defined benefit pension cost and postretirement benefit cost (net benefit cost) comprise several components that reflect different aspects of an employer's financial arrangements as well as the cost of benefits provided to employees. Those components are aggregated for reporting in the financial statements. Topic 715, Compensation— Retirement Benefits, does not prescribe where the amount of net benefit cost should be presented in an employer's income statement and does not require entities to disclose by line item the amount of net benefit cost that is included in the income statement or capitalized in assets.

The amendments in this Update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost as defined in paragraphs 715-30-35-4 and 715-60-35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in this Update also allow only the service cost component to be eligible for capitalization when applicable (for example, as a cost of internally manufactured inventory or a self-constructed asset).

The amendments in this Update are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those three annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, early adoption should be within the first interim period if an employer issues interim financial statements. Disclosures of the nature of and reason for the change in accounting principle are required in the first interim and annual periods of adoption. The amendments in this Update should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets.

The amendments allow a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. Disclosure that the practical expedient was used is required.  The Company does not anticipate that a material impact on its consolidated financial statements of condition, results of operations, or cash flows will result from the adoption of this Update.

Note 3:   Earnings per Common Share

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Net income available to common shareholders is net income to Pathfinder Bancorp, Inc. less the total of preferred dividends declared, if any. Diluted earnings per share include the potential dilutive effect that could occur upon the assumed exercise of issued stock options using the Treasury Stock method.  Anti-dilutive stock options, not included in the computation below, were 92,261 and 16,472 for the three months ended March 31, 2017 and March 31, 2016, respectively.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released to plan participants.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three months ended
	March 31,
(In thousands, except per share data)	2017	2016
Basic Earnings Per Common Share
Net income available to common shareholders	$800	$645
Weighted average common shares outstanding	4,052	4,140
Basic earnings per common share	$0.20	$0.16

Diluted Earnings Per Common Share
Net income available to common shareholders	$800	$645
Weighted average common shares outstanding	4,052	4,140
Effect of assumed exercise of stock options	102	78
Diluted weighted average common shares outstanding	4,154	4,218
Diluted earnings per common share	$0.19	$0.15

Note 4:   Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	March 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$31,278	$3	$(57)	$31,224
State and political subdivisions	10,988	1	(523)	10,466
Corporate	12,851	13	(266)	12,598
Asset backed securities	6,020	17	(42)	5,995
Residential mortgage-backed - US agency	33,311	48	(435)	32,924
Collateralized mortgage obligations - US agency	50,066	52	(894)	49,224
Collateralized mortgage obligations - Private label	6,368	14	(67)	6,315
Total	150,882	148	(2,284)	148,746
Equity investment securities:
Common stock - financial services industry	663	13	-	676
Total	663	13	-	676
Total available-for-sale	$151,545	$161	$(2,284)	$149,422

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$4,934	$53	$(12)	$4,975
State and political subdivisions	32,582	660	(566)	32,676
Corporate	8,201	101	(174)	8,128
Residential mortgage-backed - US agency	6,108	70	-	6,178
Collateralized mortgage obligations - US agency	2,931	115	-	3,046
Collateralized mortgage obligations - Private label	1,379	-	(76)	1,303
Total held-to-maturity	$56,135	$999	$(828)	$56,306

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$24,263	$1	$(80)	$24,184
State and political subdivisions	17,185	33	(737)	16,481
Corporate	15,560	20	(385)	15,195
Asset backed securities	6,696	5	(37)	6,664
Residential mortgage-backed - US agency	31,204	-	(638)	30,566
Collateralized mortgage obligations - US agency	42,124	45	(1,183)	40,986
Collateralized mortgage obligations - Private label	6,682	-	(105)	6,577
Total	143,714	104	(3,165)	140,653
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	643	-	(17)	626
Common stock - financial services industry	663	13	-	676
Total	1,306	13	(17)	1,302
Total available-for-sale	$145,020	$117	$(3,182)	$141,955

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$4,928	$30	$(18)	$4,940
State and political subdivisions	30,697	572	(693)	30,576
Corporate	8,240	85	(228)	8,097
Residential mortgage-backed - US agency	6,386	31	(20)	6,397
Collateralized mortgage obligations - US agency	2,927	96	-	3,023
Collateralized mortgage obligations - Private label	1,467	-	(71)	1,396
Total held-to-maturity	$54,645	$814	$(1,030)	$54,429

The amortized cost and estimated fair value of debt investments at March 31, 2017 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$21,648	$21,629	$1,676	$1,676
Due after one year through five years	16,314	16,241	8,669	8,808
Due after five years through ten years	11,911	11,831	18,148	18,651
Due after ten years	11,264	10,582	17,224	16,644
Sub-total	61,137	60,283	45,717	45,779
Residential mortgage-backed - US agency	33,311	32,924	6,108	6,178
Collateralized mortgage obligations - US agency	50,066	49,224	2,931	3,046
Collateralized mortgage obligations - Private label	6,368	6,315	1,379	1,303
Totals	$150,882	$148,746	$56,135	$56,306

The Company's investment securities' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	March 31, 2017
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale
US Treasury, agencies and GSE's	6	$(42)	$22,183	1	$(15)	$2,985	7	$(57)	$25,168
State and political subdivisions	37	(516)	9,870	1	(7)	247	38	(523)	10,117
Corporate	6	(240)	6,742	1	(26)	1,629	7	(266)	8,371
Asset backed securities	2	(42)	2,621	-	-	-	2	(42)	2,621
Residential mortgage-backed - US agency	17	(435)	20,701	-	-	-	17	(435)	20,701
Collateralized mortgage obligations - US agency	28	(812)	33,539	4	(82)	2,397	32	(894)	35,936
Collateralized mortgage obligations - Private label	4	(67)	5,075	-	-	-	4	(67)	5,075
Totals	100	$(2,154)	$100,731	7	$(130)	$7,258	107	$(2,284)	$107,989
Held-to-Maturity
US Treasury, agencies and GSE's	1	$(12)	$988	-	$-	$-	1	$(12)	$988
State and political subdivisions	17	(566)	13,812	-	-	-	17	(566)	13,812
Corporate	3	(174)	3,552	-	-	-	3	(174)	3,552
Collateralized mortgage obligations - Private label	1	(76)	1,303	-	-	-	1	(76)	1,303
Totals	22	$(828)	$19,655	-	$-	$-	22	$(828)	$19,655

	December 31, 2016
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale
US Treasury, agencies and GSE's	6	$(80)	$22,161	-	$-	$-	6	$(80)	$22,161
State and political subdivisions	53	(737)	14,057	-	-	-	53	(737)	14,057
Corporate	10	(385)	10,587	-	-	-	10	(385)	10,587
Asset backed securities	3	(37)	4,455	-	-	-	3	(37)	4,455
Equity and other investments	1	(17)	626	-	-	-	1	(17)	626
Residential mortgage-backed - US agency	23	(638)	29,849	-	-	-	23	(638)	29,849
Collateralized mortgage obligations - US agency	28	(1,087)	33,376	4	(96)	2,514	32	(1,183)	35,890
Collateralized mortgage obligations - Private label	5	(105)	6,577	-	-	-	5	(105)	6,577
Totals	129	$(3,086)	$121,688	4	$(96)	$2,514	133	$(3,182)	$124,202
Held-to-Maturity
US Treasury, agencies and GSE's	1	$(18)	$982	-	$-	$-	1	$(18)	$982
State and political subdivisions	16	(693)	10,038	-	-	-	16	(693)	10,038
Corporate	5	(228)	4,402	-	-	-	5	(228)	4,402
Residential mortgage-backed - US agency	3	(20)	1,869	-	-	-	3	(20)	1,869
Collateralized mortgage obligations - Private label	1	(71)	1,396	-	-	-	1	(71)	1,396
Totals	26	$(1,030)	$18,687	-	$-	$-	26	$(1,030)	$18,687

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

Management does not believe any individual unrealized loss in the securities portfolio as of March 31, 2017 represents OTTI.  With the exception of certain individually small municipal bond issuances that are unrated, all securities are rated above the lowest tier of investment grade by one or more nationally recognized statistical rating organizations (NRSROs) with the exception of two corporate securities that are rated at the lowest level of investment grade, four corporate securities that are unrated and seven structured credit issuances, acquired in 2016 and 2017, that are unrated.

Thirty seven municipal securities, categorized as available-for-sale, have been in a loss position for nine months or less at March 31, 2017.  The majority of these holdings have insignificant unrealized loss position.  For the group, aggregate losses are 5.23% and range from 0.04% to 14.19% of their current book values. None of these municipal securities are deemed to have any credit impairment at the reporting date. One municipal security, categorized as available-for-sale, with a loss of 2.73% at March 31, 2017 has been in a loss position greater than 12 months.  The security is rated AA by Standard and Poors and is not considered to be credit impaired at the reporting date.

Seventeen municipal securities, categorized as held-to-maturity, have been in a loss position for seven months or less at March 31, 2017.  With the exception of three small balance municipal securities that are unrated, all of the securities are rated among the three highest investment grades by either Standard & Poors or Moody's.  The majority of these holdings have insignificant unrealized loss positions.  For the group, aggregate losses are 4.09% and range from 0.02% to 10.56% of their current book values.  None of these municipal securities are deemed to have any credit impairment at the reporting date.

Six corporate securities, categorized as available-for-sale, have been in a loss position for seven months or less.  The majority of these holdings have insignificant unrealized loss position.  For the group, aggregate losses are 3.56% and range from 0.01% to 8.11% of their current book values.  With the exception of one unrated security and one security rated BBB+, all securities in this group are rated A- of better by Standard & Poors.  None of the six corporate securities are deemed to have any credit impairment at the reporting date. One corporate security, categorized as available-for-sale, with a loss of 1.60% at March 31, 2017 has been in a loss position greater than 12 months.  The security is rated A by Standard and Poors and is not considered to be credit impaired at the reporting date.

Three corporate securities, categorized as held-to-maturity, have been in a loss position for six months or less.  The majority of these holdings have insignificant unrealized loss position.  For the group, aggregate losses are 4.90% and range from 1.13% to 7.09% of their current book values.  With the exception of one unrated security all securities in this group are rated A- of better by Standard & Poors.  None of the three corporate securities are deemed to have any credit impairment at the reporting date.

Two asset-backed securities, categorized as available-for-sale, have been in a loss position for seven months.  For the group, aggregate losses are 1.60% and range from 1.12% to 1.97% of their current book values.  One of the securities is unrated and the other is rated AAA by Standard & Poors. Neither of the securities are deemed to have any credit impairment at the reporting date.

Four private-label mortgage-backed securities, categorized as available-for-sale, have been in a loss position for ten months or less.  Two of the securities are unrated and two are rated Aa1 or better by Moody's.  For the group, aggregate losses are 1.33% and range from 0.88% to 2.04% of their current book values.  None of the four private-label mortgage-backed securities are deemed to have any credit impairment at the reporting date.

One unrated private-label mortgage-backed security, categorized as held-to-maturity, has been in a loss position for four months and has a market value that is 5.82% below its current book value.  The security is considered to be sufficiently over-collateralized to a degree necessary to ensure that all contractual principal payments will be received and, therefore, is not deemed to have any credit impairment at the reporting date.

The unrealized losses reported pertaining to securities issued by the U.S. Government and its sponsored entities, include seven agency, 17 residential mortgage-backed and 28 collateralized mortgage obligations issued by GNMA, FNMA, FHLMC, FHLB and FFCB.  These entities are currently rated Aaa by Moody's Investor Services and AA+ by Standard and Poors.  GNMA securities carry explicit guarantees by the U.S. Government as to timely repayment of principal and securities issued by the other agencies listed above are implicitly guaranteed by the U.S. Government.  The unrealized losses reflected are primarily attributable to changes in interest rates since the securities were acquired.  The company does not intend to sell these securities, nor is it more likely than not, that the company will be required to sell these securities prior to recovery of the amortized cost.  As such, management does not believe any individual unrealized loss as of March 31, 2017 represents OTTI.

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the length of time the equity security's fair value has been below the carrying amount. At March 31, 2017, the Company held one equity security with a market value that was in excess of its carrying amount and no equity securities with market values below its carrying amount.  Management has determined that we have the intent and ability to retain this equity security indefinitely.

Gross realized gains (losses) on sales of securities for the indicated periods are detailed below:

	For the three months
	ended March 31,
(In thousands)	2017	2016
Realized gains on investments	$78	$95
Realized gains on hedging activity	94	-
Realized losses on investments	(101)	(15)
	$71	$80

As of March 31, 2017 and December 31, 2016, securities with a fair value of $131.5 million and $96.4 million, respectively, were pledged to collateralize certain municipal deposit relationships.  As of the same dates, securities with a fair value of $11.3 million and $12.9 million were pledged against certain borrowing arrangements.

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

The composition of net periodic pension plan and postretirement plan costs for the indicated periods is as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended March 31,
(In thousands)	2017	2016	2017	2016

Service cost	$-	$-	$-	$-
Interest cost	118	116	2	2
Expected return on plan assets	(236)	(237)	-	-
Amortization of transition obligation	-	-	-	-
Amortization of net losses/(gains)	39	56	(2)	(2)
Net periodic benefit plan benefit	$(79)	$(65)	$-	$-

The Company will evaluate the need for further contributions to the defined benefit pension plan during 2017.  The prepaid pension asset is recorded in other assets on the statement of condition as of March 31, 2017 and December 31, 2016.

 Note 6: Loans

Major classifications of loans at the indicated dates are as follows:

	March 31,	December 31,
(In thousands)	2017	2016
Residential mortgage loans:
1-4 family first-lien residential mortgages	$202,282	$199,000
Construction	7,565	8,505
Total residential mortgage loans	209,847	207,505

Commercial loans:
Real estate	158,303	150,698
Lines of credit	20,221	23,225
Other commercial and industrial	75,680	67,646
Tax exempt loans	11,959	12,523
Total commercial loans	266,163	254,092

Consumer loans:
Home equity and junior liens	24,763	24,722
Other consumer	20,708	6,293
Total consumer loans	45,471	31,015

Total loans	521,481	492,612
Net deferred loan fees	(387)	(465)
Less allowance for loan losses	(5,964)	(6,247)
Loans receivable, net	$515,130	$485,900

The Company originates residential mortgage, commercial, and consumer loans largely to customers throughout Oswego and Onondaga counties. Although the Company has a diversified loan portfolio, a substantial portion of its borrowers' abilities to honor their loan contracts is dependent upon the counties' employment and economic conditions.

In January 2017, the Bank acquired $15.6 million of loans originated by an unrelated financial institution that is located outside of the Bank's market area.  The acquired loan pool represented a 90% interest in 763 loans secured by liens on automobiles with maturities ranging primarily from two to six years.  These loans will be serviced by the originating financial institution and had an outstanding carrying value of $15.0 million at March 31, 2017, included in the other consumer loans totals above.

As of March 31, 2017 and December 31, 2016, residential mortgage loans with a carrying value of $141.6 million and $140.3 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York ("FHLBNY") under a blanket collateral agreement to secure the Company's line of credit and term borrowings.

Loan Origination / Risk Management

The Company's lending policies and procedures are presented in Note 5 to the audited consolidated financial statements included in the 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2017 and have not changed.  As part of the execution of the Company's overall balance sheet management strategies, the Bank will acquire participating interests in loans originated by unrelated third parties on a sporadic basis.  The purchase of participations in loans that are originated by third parties only occurs after the completion of thorough pre-acquisition due diligence.  Loans in which the Company acquires a participating interest are determined to meet, in all material respects, the Company's internal underwriting policies, including credit and collateral suitability thresholds, prior to acquisition.  In addition, the financial condition of the originating financial institutions, which are generally retained as the ongoing loan servicing provider for participations acquired by the Bank, are analyzed prior to the acquisition of the participating interests and monitored on a regular basis thereafter for the life of those interests.

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
Other consumer

The following tables present the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	As of March 31, 2017
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$197,626	$1,589	$1,938	$1,129	$202,282
Construction	7,565	-	-	-	7,565
Total residential mortgage loans	205,191	1,589	1,938	1,129	209,847
Commercial loans:
Real estate	151,470	2,633	3,698	502	158,303
Lines of credit	19,108	685	422	6	20,221
Other commercial and industrial	74,167	648	772	93	75,680
Tax exempt loans	11,959	-	-	-	11,959
Total commercial loans	256,704	3,966	4,892	601	266,163
Consumer loans:
Home equity and junior liens	24,093	144	231	295	24,763
Other consumer	20,688	10	10	-	20,708
Total consumer loans	44,781	154	241	295	45,471
Total loans	$506,676	$5,709	$7,071	$2,025	$521,481

	As of December 31, 2016
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$194,377	$1,445	$2,115	$1,063	$199,000
Construction	8,505	-	-	-	8,505
Total residential mortgage loans	202,882	1,445	2,115	1,063	207,505
Commercial loans:
Real estate	143,126	3,714	3,858	-	150,698
Lines of credit	22,141	684	400	-	23,225
Other commercial and industrial	66,279	661	702	4	67,646
Tax exempt loans	12,523	-	-	-	12,523
Total commercial loans	244,069	5,059	4,960	4	254,092
Consumer loans:
Home equity and junior liens	23,963	170	389	200	24,722
Other consumer	6,224	17	8	44	6,293
Total consumer loans	30,187	187	397	244	31,015
Total loans	$477,138	$6,691	$7,472	$1,311	$492,612

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

An age analysis of past due loans, not including net deferred loan costs, segregated by portfolio segment and class of loans, as of March 31, 2017 and December 31, 2016, are detailed in the following tables:

	As of March 31, 2017
	30-59 Days	60-89 Days	90 Days
	Past Due	Past Due	and Over	Total		Total Loans
(In thousands)	And Accruing	And Accruing		Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,038	$1,067	$1,834	$3,939	$198,343	$202,282
Construction	-	-	-	-	7,565	7,565
Total residential mortgage loans	1,038	1,067	1,834	3,939	205,908	209,847
Commercial loans:
Real estate	1,502	3,080	794	5,376	152,927	158,303
Lines of credit	162	7	-	169	20,052	20,221
Other commercial and industrial	115	219	639	973	74,707	75,680
Tax exempt loans	-	-	-	-	11,959	11,959
Total commercial loans	1,779	3,306	1,433	6,518	259,645	266,163
Consumer loans:
Home equity and junior liens	2	68	411	481	24,282	24,763
Other consumer	2	6	-	8	20,700	20,708
Total consumer loans	4	74	411	489	44,982	45,471
Total loans	$2,821	$4,447	$3,678	$10,946	$510,535	$521,481

	As of December 31, 2016
	30-59 Days	60-89 Days	90 Days
	Past Due	Past Due	and Over	Total		Total Loans
(In thousands)	And Accruing	And Accruing		Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,247	$832	$2,560	$4,639	$194,361	$199,000
Construction	-	-	-	-	8,505	8,505
Total residential mortgage loans	1,247	832	2,560	4,639	202,866	207,505
Commercial loans:
Real estate	1,063	375	1,223	2,661	148,037	150,698
Lines of credit	819	-	-	819	22,406	23,225
Other commercial and industrial	333	-	640	973	66,673	67,646
Tax exempt loans	-	-	-	-	12,523	12,523
Total commercial loans	2,215	375	1,863	4,453	249,639	254,092
Consumer loans:
Home equity and junior liens	105	157	388	600	24,122	24,722
Other consumer	8	13	50	71	6,222	6,293
Total consumer loans	113	170	388	671	30,344	31,015
Total loans	$3,575	$1,377	$4,811	$9,763	$482,849	$492,612

Nonaccrual loans, segregated by class of loan, were as follows:

	March 31,	December 31,
(In thousands)	2017	2016
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,834	$2,560
	1,834	2,560
Commercial loans:
Real estate	794	1,223
Lines of credit	-	-
Other commercial and industrial	639	640
	1,433	1,863
Consumer loans:
Home equity and junior liens	411	338
Other consumer	-	50
	411	388
Total nonaccrual loans	$3,678	$4,811

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

The Company had no loans that have been modified as TDRs for the three months ended March 31, 2017.

The table below details loans that had been modified as TDRs for the three months ended March 31, 2016.

	For the three months ended March 31, 2016
(In thousands)	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Additional provision for loan losses
Individually evaluated for impairment:
Residential mortgage loans	1	45	46	-

The TDR individually evaluated for impairment has been classified as TDR due to economic concessions granted, which consisted of additional funds advanced without associated increases in collateral, an interest rate reduction and extended term.

The Company is required to disclose loans that have been modified as TDRs within the previous 12 months in which there was payment default after the restructuring.  The Company defines payment default as any loans 90 days past due on contractual payments.

The Company had no loans that had been modified as TDRs during the twelve months prior to March 31, 2017, which had subsequently defaulted during the three months ended March 31, 2017.

The Company had no loans that had been modified as TDRs during the twelve months prior to March 31, 2016, which had subsequently defaulted during the three months ended March 31, 2016.

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

Impaired Loans

The following tables summarize impaired loan information by portfolio class at the indicated dates:

	March 31, 2017			December 31, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$482	$489	$-	$850	$857	$-
Commercial real estate	4,237	4,334	-	4,254	4,344	-
Commercial lines of credit	414	414	-	400	400	-
Other commercial and industrial	749	749	-	470	470	-
Home equity and junior liens	-	-	-	140	140	-
With an allowance recorded:
1-4 family first-lien residential mortgages	1,129	1,129	196	763	763	117
Commercial real estate	306	306	-	818	872	455
Other commercial and industrial	252	252	252	552	552	553
Home equity and junior liens	216	216	143	345	345	5
Total:
1-4 family first-lien residential mortgages	1,611	1,618	196	1,613	1,620	117
Commercial real estate	4,543	4,640	-	5,072	5,216	455
Commercial lines of credit	414	414	-	400	400	-
Other commercial and industrial	1,001	1,001	252	1,022	1,022	553
Home equity and junior liens	216	216	143	485	485	5
Totals	$7,785	$7,889	$591	$8,592	$8,743	$1,130

The following table presents the average recorded investment in impaired loans for the periods indicated:

	For the three months ended
	March 31,
(In thousands)	2017	2016
1-4 family first-lien residential mortgages	$1,612	$539
Commercial real estate	4,808	4,391
Commercial lines of credit	407	583
Other commercial and industrial	1,012	747
Home equity and junior liens	351	290
Other consumer	-	5
Total	$8,190	$6,555

The following table presents the cash basis interest income recognized on impaired loans for the periods indicated:

	For the three months ended
	March 31,
(In thousands)	2017	2016
1-4 family first-lien residential mortgages	$11	$7
Commercial real estate	45	25
Other commercial and industrial	13	9
Home equity and junior liens	1	2
Total	$70	$43

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

	March 31, 2017
	1-4 family
	first-lien				Other
	residential		Commercial	Commercial	commercial
(In thousands)	mortgage	Construction	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$759	$-	$2,935	$397	$1,658
Charge-offs	(13)	-	(505)	(53)	(16)
Recoveries	1	-	-	-	2
Provisions (credits)	196	-	102	21	(164)
Ending balance	$943	$-	$2,532	$365	$1,480
Ending balance: related to loans
individually evaluated for impairment	$196	$-	$-	$-	$252
Ending balance: related to loans
collectively evaluated for impairment	$747	$-	$2,532	$365	$1,228

Loans receivables:
Ending balance	$202,282	$7,565	$158,303	$20,221	$75,680
Ending balance: individually
evaluated for impairment	$1,611	$-	$4,543	$414	$1,001
Ending balance: collectively
evaluated for impairment	$200,671	$7,565	$153,760	$19,807	$74,679

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$331	$166	$-	$6,247
Charge-offs	-	(69)	(32)	-	(688)
Recoveries	-	-	13	-	16
Provisions (credits)	-	247	(14)	1	389
Ending balance	$1	$509	$133	$1	$5,964
Ending balance: related to loans
individually evaluated for impairment	$-	$143	$-	$-	$591
Ending balance: related to loans
collectively evaluated for impairment	$1	$366	$133	$1	$5,373

Loans receivables:
Ending balance	$11,959	$24,763	$20,708		$521,481
Ending balance: individually
evaluated for impairment	$-	$216	$-		$7,785
Ending balance: collectively
evaluated for impairment	$11,959	$24,547	$20,708		$513,696

	March 31, 2016
	1-4 family
	first-lien				Other
	residential		Commercial	Commercial	commercial
(In thousands)	mortgage	Construction	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$581	$-	$2,983	$401	$1,270
Charge-offs	-	-	-	(21)	-
Recoveries	-	-	-	8	4
Provisions (credits)	61	-	(99)	7	(61)
Ending balance	$642	$-	$2,884	$395	$1,213
Ending balance: related to loans
individually evaluated for impairment	$41	$-	$737	$5	$178
Ending balance: related to loans
collectively evaluated for impairment	$601	$-	$2,147	$390	$1,035

Loans receivables:
Ending balance	$187,221	$4,258	$127,878	$19,526	$59,351
Ending balance: individually
evaluated for impairment	$604	$-	$4,352	$586	$734
Ending balance: collectively
evaluated for impairment	$186,617	$4,258	$123,526	$18,940	$58,617

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$3	$350	$118	$-	$5,706
Charge-offs	-	(60)	(9)	-	(90)
Recoveries	-	2	11	-	25
Provisions (credits)	(1)	63	25	215	210
Ending balance	$2	$355	$145	$215	$5,851
Ending balance: related to loans
individually evaluated for impairment	$-	$7	$-	$-	$968
Ending balance: related to loans
collectively evaluated for impairment	$2	$348	$145	$215	$4,883

Loans receivables:
Ending balance	$7,439	$23,472	$5,188		$434,333
Ending balance: individually
evaluated for impairment	$-	$291	$4		$6,571
Ending balance: collectively
evaluated for impairment	$7,439	$23,181	$5,184		$427,762

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

Each factor is assigned a value to reflect improving, stable or declining conditions based on management's best judgment using relevant information available at the time of the evaluation.  These qualitative factors, applied to each product class, make the evaluation inherently subjective, as it requires material estimates that may be susceptible to significant revision as more information becomes available.  Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan losses analysis and calculation. At March 31, 2017, the Bank held $15.0 million of 90% participation loans originated by an unrelated financial institution that is located outside of the Bank's market area.  The loan participations are secured by liens on automobiles.  The appropriate level of the provision for loan loss and the corresponding allowance for loan losses related to these automobile loan participations has been determined using historical loss analysis at March 31, 2017.

The allocation of the allowance for loan losses summarized on the basis of the Company's calculation methodology was as follows:

March 31, 2017
	1-4 family
	first-lien				Other
	residential		Commercial	Commercial	commercial
(In thousands)	mortgage	Construction	real estate	lines of credit	and industrial
Specifically reserved	$196	$-	$-	$-	$252
Historical loss rate	102	-	48	32	55
Qualitative factors	645	-	2,484	333	1,173
Total	$943	$-	$2,532	$365	$1,480

		Home equity	Other
(In thousands)	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$143	$-	$-	$591
Historical loss rate	-	35	21	-	293
Qualitative factors	1	331	112	-	5,079
Other	-	-	-	1	1
Total	$1	$509	$133	$1	$5,964

March 31, 2016
	1-4 family
	first-lien				Other
	residential		Commercial	Commercial	commercial
(In thousands)	mortgage	Construction	real estate	lines of credit	and industrial
Specifically reserved	$41	$-	$737	$5	$178
Historical loss rate	85	-	72	53	83
Qualitative factors	516	-	2,075	337	952
Total	$642	$-	$2,884	$395	$1,213

		Home equity	Other
(In thousands)	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$7	$-	$-	$968
Historical loss rate	-	25	47	-	365
Qualitative factors	2	323	98	-	4,303
Other	-	-	-	215	215
Total	$2	$355	$145	$215	$5,851

Note 8:  Foreclosed Real Estate

The Company is required to disclose the carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession of the property at each reporting period.

		,
(Dollars in thousands)	Number of properties	March 31, 2017	Number of properties	December 31, 2016
Foreclosed residential real estate	7	$490	7	$393

At March 31, 2017, the Company reported $656,000 in residential real estate loans in the process of foreclosure.

Note 9:   Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  The Company had $1.9 million of standby letters of credit as of March 31, 2017.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.   The fair value of standby letters of credit was not significant to the Company's consolidated financial statements.

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

The Company used the following methods and significant assumptions to estimate fair value:

Investment securities:  The fair values of securities available-for-sale are obtained from an independent third party and are based on quoted prices on nationally recognized securities exchanges where available (Level 1).  If quoted prices are not available, fair values are measured by utilizing matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2).  Management made no adjustment to the fair value quotes that were received from the independent third party pricing service.  During the third quarter of 2015, the Company purchased $313,000 of the common stock of a community-based financial institution that conducts its operations outside of the Company's primary market area.  During the second quarter of 2016, the Company purchased an additional $130,000 of this common stock. The first purchase was in conjunction with a capital raise by the financial institution that attracted multiple investors and the second purchase was made in a private sale. The stock of this financial institution is not traded on any exchange and there are no quoted market prices available for this security (Level 3).  Management has reviewed the results of the financial operations of the financial institution for the quarter ended March 31, 2017 and has concluded that this investment was appropriately valued at the acquisition cost of its most recent purchase, which was considered to be its fair value as of the measurement date.

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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	March 31, 2017
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-sale portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$31,224	$-	$31,224
State and political subdivisions	-	10,466	-	10,466
Corporate	-	12,598	-	12,598
Asset backed securities	-	5,995	-	5,995
Residential mortgage-backed - US agency	-	32,924	-	32,924
Collateralized mortgage obligations - US agency	-	49,224	-	49,224
Collateralized mortgage obligations - Private label	-	6,315	-	6,315
Equity investment securities:
Common stock - Financial services industry	-	220	456	676
Total available-for-sale securities	$-	$148,966	$456	$149,422

	December 31, 2016
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-sale portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$24,184	$-	$24,184
State and political subdivisions	-	16,481	-	16,481
Corporate	-	15,195	-	15,195
Asset backed securities		6,664		6,664
Residential mortgage-backed - US agency	-	30,566	-	30,566
Collateralized mortgage obligations - US agency	-	40,986	-	40,986
Collateralized mortgage obligations - Private label	-	6,577	-	6,577
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	626	-	-	626
Common stock - Financial services industry	-	220	456	676
Total available-for-sale securities	$626	$140,873	$456	$141,955

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended March 31, 2017 were as follows:
(In thousands)	Common Stock - Financial Services Industry
Balance - December 31, 2016	$456
Total gains realized/unrealized:
Included in earnings	-
Included in other comprehensive income	-
Settlements	-
Sales	-
Balance - March 31, 2017	$456
Changes in unrealized gains included in earnings related to assets still held at March 31, 2017	$-

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company's investments that are categorized within Level 3 of the fair value hierarchy at the indicated dates:

(In thousands)	At March 31, 2017
Investment Type	Fair Value	Valuation Techniques	Unobservable Input	Weight
Common Stock - Financial Services Industry	$456	Inputs to comparables	Weight ascribed to comparable companies	100%

(In thousands)	At December 31, 2016
Investment Type	Fair Value	Valuation Techniques	Unobservable Input	Weight
Common Stock - Financial Services Industry	$456	Inputs to comparables	Weight ascribed to comparable companies	100%

Pathfinder Bank had the following assets measured at fair value on a nonrecurring basis as of March 31, 2017 and December 31, 2016:

		March 31, 2017
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$428	$428
Foreclosed real estate	$-	$-	$226	$226

		December 31, 2016
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$4,049	$4,049
Foreclosed real estate	$-	$-	$393	$393

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at the indicated dates.

Quantitative Information about Level 3 Fair Value Measurements

	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At March 31, 2017
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 15% (6%)
	(Sales Approach)	Costs to Sell	8% - 13% (10%)
Discounted Cash Flow

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15% (15%)
	(Sales Approach)	Costs to Sell	6% - 8% (7%)

Quantitative Information about Level 3 Fair Value Measurements

	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2016
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 10% (5%)
	(Sales Approach)	Costs to Sell	8% - 13% (10%)
Discounted Cash Flow

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15% (15%)
	(Sales Approach)	Costs to Sell	6% - 8% (7%)

There have been no transfers of assets into or out of any fair value measurement level during the quarter ended March 31, 2017.

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

Investment securities – The fair values of securities available-for-sale and held-to-maturity are obtained from an independent third party and are based on quoted prices on nationally recognized exchange where available (Level 1).  If quoted prices are not available, fair values are measured by utilizing matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities, but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2).  Management made no adjustment to the fair value quotes that were received from the independent third party pricing service.  During the third quarter of 2015, the Company purchased $313,000 of the common stock of a community-based financial institution that conducts its operations outside of the Company's primary market area.  During the second quarter of 2016, the Company purchased an additional $130,000 of this common stock. The first purchase was in conjunction with a capital raise by the financial institution that attracted multiple investors and the second purchase was made in a private sale. The stock of this financial institution is not traded on any exchange and there are no quoted market prices available for this security (Level 3).  Management has reviewed the results of the financial operations of the financial institution for the quarter ended March 31, 2017 and has concluded that this investment was appropriately valued at the acquisition cost of its most recent purchase, which was considered to be its fair value as of the measurement date.

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

The carrying amounts and fair values of the Company's financial instruments as of the indicated dates are presented in the following table:

		March 31, 2017		December 31, 2016
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$36,619	$36,619	$22,419	$22,419
Investment securities - available-for-sale	1	-	-	626	626
Investment securities - available-for-sale	2	148,966	148,966	140,873	140,873
Investment securities - available-for-sale	3	456	456	456	456
Investment securities - held-to-maturity	2	56,135	56,306	54,645	54,429
Federal Home Loan Bank stock	2	2,985	2,985	3,250	3,250
Net loans	3	515,130	512,748	485,900	484,704
Accrued interest receivable	1	2,711	2,711	2,532	2,532

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$499,075	$499,075	$421,627	$421,627
Time Deposits	2	170,457	170,325	189,356	189,197
Borrowings	2	53,021	53,027	58,947	58,918
Subordinated loans	2	15,033	14,214	15,025	14,310
Accrued interest payable	1	96	96	75	75

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

During the first quarter of 2017, the Company sold, on two occasions, a U.S. Treasury security in the approximate amount of $40.0 million as a hedge against rising short-term interest rates.  The Company was in controlling possession of, but did not own, the security which had been received as collateral from an unrelated third-party, under an industry-standard repurchase agreement.  The collateral was received as security for a series of two 30-day loans of approximately $40.0 million at market rates of interests to that third party. The sale of this security provided the funds necessary to advance the loan to the third party and placed the Company in what is generally described as a "short position" with respect to the sold U.S. Treasury security. This transaction acted as a hedge against rising short-term interest rates because the price of the security would be expected to decline in a rising short-term interest rate environment and could therefore be subsequently re-acquired at the conclusion of the second 30-day loan period at a price lower than the price at which it was originally sold.  Short-term rates rose during the second 30-day loan period and, consequently, the Company recognized a gain on the sale of securities in the amount of $94,000 and a tax benefit of $36,000 when the Treasury security was repurchased.  The tax benefit arose from the reversal of reserves established in prior years against the Company's deferred tax asset position as the transaction gain was characterized as a capital gain for tax purposes.  This capital gain was essentially tax free to the Company as the result of the utilization of existing, previously reserved-for, capital loss tax carryforwards that were established in 2013 and 2017. The recognized tax benefit reduced the Company's effective tax rate from what would have been 27.6% to 24.1% in the first quarter of 2017.  The gain in income and the recognized tax benefits derived from this transaction were partially offset by an additional $134,000 in after-tax interest expense that increased interest expense and therefore reduced pretax net interest margin by $209,000 in the first quarter of 2017.  In total, after-tax net income decreased by approximately $4,000 during the first quarter of 2017 as a result of this transaction. Prior to the commencement of this transaction, the Company incurred consulting and placement fees of $111,000, of which $77,000 has been recorded on the Company's Consolidated Statements of Condition at March 31, 2017 as deferred fees. These deferred fees will be recognized ratably as interest expense on the occasions that this hedging position is reestablished in future periods.  The hedge position was closed on March 1, 2017 and, other than the deferred fees of $77,000 discussed above, had no effect on the Company's consolidated financial condition at March 31, 2017.

Note 12:   Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) ("AOCI"), net of tax, for the periods indicated are summarized in the table below.

	For the three months ended March 31, 2017
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Financial Derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(1,513)	$-	$(1,845)	$(464)	$(3,822)
Other comprehensive income before reclassifications	-	-	613	22	635
Amounts reclassified from AOCI	23	-	(43)	-	(20)
Ending balance	$(1,490)	$-	$(1,275)	$(442)	$(3,207)

	For the three months ended March 31, 2016
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Financial derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(1,844)	$(16)	$(51)	$(654)	$(2,565)
Other comprehensive (loss) income before reclassifications	-	(1)	421	21	441
Amounts reclassified from AOCI	32	9	(48)	-	(7)
Ending balance	$(1,812)	$(8)	$322	$(633)	$(2,131)

The following table presents the amounts reclassified out of each component of AOCI for the indicated period:

	Amount Reclassified
	from AOCI[1]
	(Unaudited)
(In thousands)	For the three months ended
Details about AOCI[1] components	March 31, 2017	March 31, 2016	Affected Line Item in the Statement of Income

Unrealized holding gain on financial derivative:
Reclassification adjustment for
interest expense included in net income	$-	$(14)	Interest on long term borrowings
	-	5	Provision for income taxes
	$-	$(9)	Net Income
Retirement plan items
Retirement plan net losses
recognized in plan expenses[2]	$(37)	$(54)	Salaries and employee benefits
	14	22	Provision for income taxes
	$(23)	$(32)	Net Income

Available-for-sale securities
Realized gain on sale of securities	$71	$80	Net gains on sales and redemptions of investment securities
	(28)	(32)	Provision for income taxes
	$43	$48	Net Income

[1] Amounts in parentheses indicates debits in net income.
[2] These items are included in net periodic pension cost.
See Note 5 for additional information.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

General

The Company is a Maryland corporation headquartered in Oswego, New York.  The primary business of the Company is its investment in Pathfinder Bank (the "Bank"), a New York State chartered commercial bank, which is 100% owned by the Company and the Company is 100% owned by public shareholders.  The Bank has three wholly owned operating subsidiaries, Pathfinder Risk Management Company, Inc. ("PRMC"), Pathfinder REIT, Inc. and Whispering Oaks Development Corp. All significant inter-company accounts and activity have been eliminated in consolidation.  Although the Company owns, through its subsidiary PRMC, 51% of the membership interest in FitzGibbons Agency, LLC ("FitzGibbons"), the Company is required to consolidate 100% of FitzGibbons within the consolidated financial statements.  The 49% of which the Company does not own is accounted for separately as noncontrolling interests within the consolidated financial statements.  At March 31, 2017, the Company and subsidiaries had total assets of $802.3 million, total liabilities of $742.5 million and shareholders' equity of $59.4 million plus noncontrolling interest of $459,000, which represents the 49% of FitzGibbons not owned by the Company.

The following discussion reviews the Company's financial condition at March 31, 2017 and the results of operations for the three month periods ended March 31, 2017 and 2016. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2016 and 2015 and for the two years then ended.  Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Item 2.

Statement Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to:

	Credit quality and the effect of credit quality on the adequacy of our allowance for loan losses;
	Deterioration in financial markets that may result in impairment charges relating to our securities portfolio;
	Competition in our primary market areas;
	Changes in interest rates and national or regional economic conditions;
	Changes in monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;
	Significant government regulations, legislation and potential changes thereto;
	A reduction in our ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;
	Increased cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;
	Limitations on our ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations; and
	Other risks described herein and in the other reports and statements we file with the SEC.

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

The most significant accounting policies followed by the Company are presented in Note 1 to the annual audited consolidated financial statements included in the 2016 Annual Report filed with the Securities and Exchange Commission on Form 10-K on March 31, 2017, ("the consolidated financial statements").  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the allowance for loan losses, deferred income taxes, pension obligations, the evaluation of investment securities for other than temporary impairment, the evaluation of goodwill for impairment, and the estimation of fair values for accounting and disclosure purposes to be the accounting areas that require the most subjective and complex judgments.  These areas could be the most subject to revision as new information becomes available.

The loan portfolio represents the largest asset type on the consolidated statement of condition.  Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses.

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

Our Allowance for Loan and Lease Losses policy establishes criteria for selecting loans to be measured for impairment based on the following:

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

Deferred income tax assets and liabilities are determined using the liability method.  Under this method, the net deferred tax asset or liability is recognized for the future tax consequences.  This is attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating and capital loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The affect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  If current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established.  The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.  Valuation allowances of $114,000 and $150,000 were maintained at March 31, 2017 and December 31, 2016, respectively, as management believes it may not generate sufficient capital gains to offset its capital loss carry forward.  The Company's effective tax rate differs from the statutory rate due primarily to non-taxable income from specific types of investment securities and loans, and bank owned life insurance.

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

Management performs an annual evaluation of our goodwill for possible impairment at each of our reporting units. Based on the results of the December 31, 2016 evaluation, management has determined that the carrying value of goodwill was not impaired as of that date. The evaluation approach is described in Note 10 of the consolidated annual financial statements. Further information on the estimation of fair values can be found in Note 22 to the consolidated annual financial statements.

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

Recent Events

On March 30, 2017, the Company announced that its Board of Directors declared a quarterly dividend of $0.05 per common share.  The dividend is payable on May 5, 2017 to shareholders of record on April 14, 2017.

Overview and Results of Operations

The following represents the significant highlights of the Company's operating results between the first quarter of 2017 and the first quarter of 2016.

	Net income attributable to Pathfinder Bancorp, Inc. increased $139,000, or 21.0%, to $800,000.
	Net income available to common shareholders increased $155,000, or 24.0%, to $800,000.
	Basic earnings per share improved to $0.20 per share due to the increase in net income.

Diluted earnings per share increased to $0.19 per share as the increase in net income and a reduction in the number of shares outstanding, resulted in a decline in the weighted number of shares outstanding, both contributed to this increase.

	Net interest income, after provision for loan losses, increased $478,000, or 10.3%, to $5.1 million.
	Net interest margin decreased by 20 basis points to 2.97%, but net interest income increased due to the increase in average balances of interest earning assets.

The following reflects the changes in financial condition between December 31, 2016 and March 31, 2017.


Total assets increased 7.1% to $802.3 million primarily due to increases in loans, investment securities and cash and cash equivalents.  These increases were funded largely by increases in business and municipal demand deposits.


The annualized net loan charge-offs to average loans ratio was 0.53% for first quarter 2017, compared to 0.06% for first quarter 2016, and 0.09% for the fourth quarter of 2016. The increase in the net loan charge-offs to average loans ratio for the three months ended March 31, 2017, as compared to the earlier reporting periods cited above, was substantially due to the charge-off of a single large, fully reserved-for loan during the quarter. Nonperforming loans to total loans were 0.71% at March 31, 2017, down 44 basis points compared to 1.15% at the end of first quarter 2016, and down 27 basis points from 0.98% for year-end 2016. The allowance for loan losses to non-performing loans ratio for March 31, 2017 was 162.15%, improved from 117.02% at March 31, 2016 and 129.85% at 2016 year-end.

We had net income available to common shareholders of $800,000 for the three months ended March 31, 2017 compared to net income available to common shareholders of $645,000 for the three months ended March 31, 2016.  Basic and diluted earnings per common share each improved by $0.04 to $0.20 and $0.19 per share, respectively, for the three months ended March 31, 2017 as compared to basic and diluted earnings per common share of $0.16 and $0.15 per share, respectively, for the same three-month period in 2016.  The $155,000 increase in net income available to common shareholders was due to an increase in reported earnings of $139,000 in the first quarter of 2017 as compared to the same quarter in the previous year, supplemented by a decrease in dividends payable to preferred shareholders of $16,000.

The $139,000 increase in net income was due primarily to a $1.2 million increase in interest income, which was partially offset by a $501,000 increase in interest expenses resulting in a $657,000 increase in net interest income before provision for loan losses.  In addition, the provision for income taxes was reduced by $28,000 in the first quarter of 2017 as compared to the same three-month period in 2016.  These improvements in earnings in the first quarter of 2017, as compared to the same quarter in 2016, were partially offset by an increase of $296,000 in noninterest expenses, an increase of $179,000 in the provision for loan losses, and a decline in noninterest income of $38,000.  The $657,000 increase in net interest income before the provision for loan losses was a result of the increase in average interest-earning asset balances, partially offset by an increase in the average balance and average cost of interest-bearing liabilities between the year-over-year first quarter periods.  The increase in the provision for loan losses was primarily due to an increase in outstanding loan balances in the first quarter of 2017 as compared to the same period in the previous year.  The $179,000 increase in the provision for loan losses in the quarter ended March 31, 2017, as compared with the same quarter of 2016, was due principally to the $73.0 million, or 16.8%, increase in average loan balances in the first quarter of 2017 as compared with the same quarter of 2016. This increase in average balances resulted in an increase in the estimable and probable loan losses inherent in the loan portfolio. The increase in provision expense due to the quarter-over-quarter increase in the average balances of loans, described above, was partially offset by continued improvements in the portfolio's credit quality metrics.

The $38,000 decrease in noninterest income in the quarter ended March 31, 2017, as compared to the same period in 2016, was primarily the result of net losses on sales of loans and foreclosed real estate that were $24,000 greater than in the same three-month period in 2016.

The $296,000 increase in noninterest expenses in the first quarter of 2017 as compared to the same three-month period in 2016 was due primarily to an increase of $165,000, or 6.1%, in salaries and employee benefits that reflects annual merit increases and a modest increase in staffing levels.  This increase in staffing levels was intended to proactively meet current and future increased loan demand and to better serve customers and potential customers as the Bank's operations continue to expand into Onondaga County.  All other noninterest expenses were $183,000 greater in aggregate in the quarter ended March 31, 2017, than in the same three-month period of 2016, before consideration of reductions in the FDIC assessment.  These aggregate increases in noninterest expense were the result of increased banking house and equipment property tax, maintenance and utilities expenses of $45,000, advertising expenses of $36,000, additional foreclosed asset expenses of approximately $36,000 related to a single property, banking house and equipment property depreciation of $31,000, and other individually insignificant increases totaling $44,000. These increases in noninterest expense were partially offset by realized savings from reduced FDIC assessments of $52,000.  The FDIC reduced its assessment rate structure for the majority of insured financial institutions, including the Bank, beginning on July 1, 2016.

In comparing the year-over-year first quarter periods, the return on average assets remained unchanged at 0.41%. Average assets increased due to the increase in average loans and taxable investment securities seen in the first quarter of 2017 as compared to the first quarter of 2016.  Average deposits increased in the first quarter of 2017 due to strong growth in consumer deposits, continued growth in municipal depositor relationships, and increased commercial deposits resulting in part from new loan account relationships, particularly in Onondaga County.

Net Interest Income

Net interest income is the Company's primary source of operating income for payment of operating expenses and providing for loan losses.  It is the amount by which interest earned on loans, interest-earning deposits, and investment securities exceeds the interest paid on deposits and other interest-bearing liabilities.  Changes in net interest income and net interest margin result from the interaction between the volume and composition of interest-earning assets, interest-bearing liabilities, related yields, and associated funding costs.

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

	For the three months ended March 31,
	2017			2016
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$506,946	$5,741	4.53%	$433,924	$4,924	4.54%
Taxable investment securities	167,901	891	2.12%	132,354	583	1.76%
Tax-exempt investment securities	31,878	193	2.42%	27,356	191	2.79%
Fed funds sold and interest-earning deposits	33,126	45	0.54%	17,355	14	0.32%
Total interest-earning assets	739,851	6,870	3.71%	610,989	5,712	3.74%
Noninterest-earning assets:
Other assets	54,764			43,573
Allowance for loan losses	(6,294)			(5,802)
Net unrealized gains
on available-for sale-securities	(2,595)			372
Total assets	$785,726			$649,132
Interest-bearing liabilities:
NOW accounts	$65,539	$24	0.15%	$55,715	$19	0.14%
Money management accounts	14,458	8	0.22%	13,970	7	0.20%
MMDA accounts	214,891	207	0.39%	163,198	189	0.46%
Savings and club accounts	83,504	20	0.10%	76,866	17	0.09%
Time deposits	179,596	506	1.13%	153,346	343	0.89%
Subordinated loans	15,028	193	5.14%	14,994	203	5.42%
Borrowings	67,133	415	2.47%	32,712	94	1.15%
Total interest-bearing liabilities	640,149	1,373	0.86%	510,801	872	0.68%
Noninterest-bearing liabilities:
Demand deposits	81,373			66,212
Other liabilities	4,868			4,572
Total liabilities	726,390			581,585
Shareholders' equity	59,336			67,547
Total liabilities & shareholders' equity	$785,726			$649,132
Net interest income		$5,497			$4,840
Net interest rate spread			2.85%			3.06%
Net interest margin			2.97%			3.17%
Ratio of average interest-earning assets
to average interest-bearing liabilities			115.57%			119.61%

As indicated in the above table, net interest income, before provision for loan losses, increased $657,000, or 13.6%, to $5.5 million for the three months ended March 31, 2017 as compared to the same prior year period.  This increase was due principally to the $128.9 million, or 21.1%, increase in average balances of interest earning assets, partially offset by a three basis points decline in the average yield on those assets.  This increase in interest income was partially offset by an increase in the average balance of interest-bearing liabilities of $129.3 million, or 25.3%, and an increase of 18 basis points on the average interest rate paid on those liabilities.   In total, net interest margin decreased 20 basis points to 2.97% due largely to the increase in rates paid on average interest bearing liabilities, as noted above.  The following analysis should also be viewed in conjunction with the table below which reports the changes in net interest income attributable to rate and volume.

Interest income increased $1.2 million, or 20.3%, to $6.9 million for the three months ended March 31, 2017 compared to the same three month period in 2016.   The increase in interest income was due principally to the increase in average balances of loans and taxable investment securities which increased 16.8% and 26.9%, respectively, between the year-over-year first quarter periods.  Interest income on loans increased by $817,000, or 16.6%, and interest income on taxable investment securities increased by $281,000, or 50.5%, collectively accounting for $1.2 million of the total year-over-year increase in interest income noted above.

The increase in the average balances of loans reflects the Company's continued success in its expansion within the greater Syracuse market.  The increase in average balance of loans outstanding was partially offset by a one basis point decrease in the average yield on those assets. The one basis point decrease in the average yield on loans was the result of new loan production being added to the loan portfolio at rates slightly lower than the average rates of the previously existing portfolio. The average yield on taxable investment securities increased by 36 basis points as compared to the three months ended March 31, 2016.  The increase in the average yield on taxable investment securities was the result of maturing taxable investment securities with yields lower than new purchases at the then-current market rates and a continuing restructuring of the portfolio to include higher yielding pledgeable assets that can be offered as collateral for municipal deposits.

Interest expense for the three months ended March 31, 2017, as compared to the same three-month period of 2016, increased $501,000, or 57.5%, to $1.4 million when compared to the same prior year period.  This increase was primarily due to an increase in the interest expense on interest-bearing deposits of $190,000 resulting from an increase in the average balance of those deposits (including brokered deposits) of $94.9 million, or 20.5% and a five basis points increase in the average cost of such deposits between the year-over-year first quarter periods.  Deposit interest expense was $765,000 for the three months ended March 31, 2017, an increase of five basis points to 0.55%, as compared with $575,000, or 0.50%, for the same three month period in 2016. This increase in the overall rate paid on interest-bearing deposits was primarily due to a 24 basis points increase in the average rate paid on time deposits during the three months ended March 31, 2017 as compared to the same time period in 2016, reflecting the competitive environment for such deposits within the Company's marketplace.

In addition to the effects of increased deposit interest expense on overall interest expense in the first quarter of 2017, described above, the Company incurred an additional $219,000 in pretax interest expense related to a short-term interest hedging transaction that was completed during the quarter.  During the first quarter of 2017, the Company sold, on two occasions, a U.S. Treasury security in the approximate amount of $40.0 million as a hedge against rising short-term interest rates.  The Company was in controlling possession of, but did not own, the security which had been received as collateral from an unrelated third-party, under an industry-standard repurchase agreement.  The collateral was received as security for a series of two 30-day loans of approximately $40.0 million at market rates of interest to that third party. The sale of this security provided the funds necessary to advance the loan to the third party and placed the Company in what is generally described as a "short position" with respect to the sold U.S. Treasury security. This transaction acted as a hedge against rising short-term interest rates because the price of the security would be expected to decline in a rising short-term interest rate environment and could therefore be subsequently re-acquired at the conclusion of the second 30-day loan period at a price lower than the price at which it was originally sold.  Short-term rates rose during the second 30-day loan period and, consequently, the Company recognized a gain on the sale of securities in the amount of $94,000 and a tax benefit of $36,000 when the Treasury security was repurchased.  The tax benefit arose from the reversal of reserves established in prior years against the Company's deferred tax asset position as the transaction gain was characterized as a capital gain for tax purposes.  This capital gain was essentially tax free to the Company as the result of the utilization of existing, previously reserved-for, capital loss tax carryforwards that were established in 2013 and 2017. The recognized tax benefit reduced the Company's effective tax rate from what would have been 27.6% to 24.1% in the first quarter of 2017.

The gain in income and the recognized tax benefits derived from this transaction were partially offset by an additional $134,000 in after-tax interest expense that increased interest expense and therefore reduced pretax net interest margin by $209,000 in the first quarter of 2017.  In total, after-tax net income decreased by approximately $4,000 during the first quarter of 2017 as a result of this transaction. Prior to the commencement of this transaction, the Company incurred consulting and placement fees of $111,000, of which $77,000 has been recorded on the Company's consolidated statements of condition at March 31, 2017 as deferred fees. These deferred fees will be recognized ratably as interest expense on the occasions that this hedging position is reestablished in future periods.  The hedge position was closed on March 1, 2017 and, other than the deferred fees of $77,000 discussed above, had no effect on the Company's consolidated financial condition at March 31, 2017.

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

	Three months ended March 31, 2017 vs. 2016
	Increase/(Decrease) Due to
			Total
			Increase
(In thousands)	Volume	Rate	(Decrease)
Interest Income:
Loans	$886	$(69)	$817
Taxable investment securities	175	133	308
Tax-exempt investment securities	114	(112)	2
Interest-earning deposits	18	13	31
Total interest income	1,193	(35)	1,158
Interest Expense:
NOW accounts	4	1	5
Money management accounts	-	1	1
MMDA accounts	178	(160)	18
Savings and club accounts	2	1	3
Time deposits	65	98	163
Subordinated loans	3	(13)	(10)
Borrowings	153	168	321
Total interest expense	405	96	501
Net change in net interest income	$788	$(131)	$657

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

Management extensively reviews recent trends in historical losses, environmental factors and specific reserve needs on loans individually evaluated for impairment in its determination of the adequacy of the allowance for loan losses.  We recorded $389,000 in provision for loan losses for the three month period ended March 31, 2017, as compared to $210,000 for the three month period ended March 31, 2016.  The increase in the provision for loan losses was due principally to the $73.0 million, or 16.8%, increase in average loan balances in the first quarter of 2017 as compared with the same quarter of 2016 and the resultant increase in the estimable and probable loan losses inherent in the loan portfolio.  The increase in provision expense due to the quarter-over-quarter increase in the average balances of loans, described above, was partially offset by continued improvements in the portfolio's credit quality metrics.

We measure delinquency based on the amount of past due loans as a percentage of total loans.  Total delinquent loans, measured as a percentage of total loans, increased to 2.10% at March 31, 2017 as compared to 1.98% at December 31, 2016, as delinquent loans increased at a rate that was slightly more than the rate of increase in total loan balances.  All delinquent loan balances 60-89 days past due increased by $3.1 million, primarily as a result of a $2.7 million increase in commercial real estate loans in this delinquency category. This increase was partially offset by net reductions of $1.2 million in loans delinquent 90 days and over and $754,000 in loans 30-59 days past due.  Loans delinquent 90 days and over represented 0.71% of the total loan portfolio at March 31, 2017 as compared to 0.98% of the total loan portfolio at December 31, 2016.

Noninterest Income

The following table sets forth certain information on noninterest income for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2017	2016	Change
Service charges on deposit accounts	$263	$287	$(24)	-8.4%
Earnings and gain on bank owned life insurance	71	80	(9)	-11.3%
Loan servicing fees	36	34	2	5.9%
Debit card interchange fees	147	135	12	8.9%
Other charges, commissions and fees	399	385	14	3.6%
Noninterest income before gains	916	921	(5)	-0.5%
Net gains on sales and redemptions of investment securities	71	80	(9)	-11.3%
Net losses on sales of loans and foreclosed real estate	(24)	-	(24)	-
Total noninterest income	$963	$1,001	$(38)	-3.8%

The $38,000 decrease in total noninterest income between year-over-year first quarter periods was due largely to a decrease of $24,000 in service charges on deposit accounts, principally driven by declines in the collections of fees related to customer overdraft activity and net losses on sales of loans and foreclosed real estate of $24,000.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2017	2016	Change
Salaries and employee benefits	$2,850	$2,685	$165	6.1%
Building occupancy	539	463	76	16.4%
Data processing	427	422	5	1.2%
Professional and other services	191	197	(6)	-3.0%
Advertising	176	140	36	25.7%
FDIC assessments	56	108	(52)	-48.1%
Audits and exams	84	76	8	10.5%
Other expenses	676	612	64	10.5%
Total noninterest expenses	$4,999	$4,703	$296	6.3%

The $296,000, or 6.3%, increase in noninterest expenses between year-over-year first quarter periods was due principally to increases in salaries and employee benefits and other expenses.  The detail of these components follows:


The $165,000 increase in salaries and employee benefits in the first quarter of 2017, as compared to the same three month period in 2016, was due to $76,000 in salary expense increases, increased stock-based compensation of $85,000, employee benefits expense increases totaling $46,000, and increases totaling $60,000 in all other fixed salaries and employee benefits expense combined, partially offset by a $102,000 reduction in commissions paid.  Salaries expense increased primarily as the result of additional staff members supporting current and planned asset growth.  Stock-based compensation expense increased as the result of new incentive programs that were approved by the shareholders in May 2016 and the year-over-year increase in employee benefits expense resulted from normal salary increases and increased fees principally related to health care costs.


Building and occupancy expense increased $76,000, primarily due to an increase in depreciation expense of $31,000.  The year-over-year three-month period increases in depreciation expenses were the result of a broad range of building project and equipment upgrades placed in service in the second half of 2016.


Advertising expense increased $36,000 primarily as the result of increased brand awareness campaign advertising focused on the Onondaga County market and product promotional campaigns within the entirety of the Bank's market area.


FDIC assessment expenses decreased $52,000 as the assessment rates imposed by the FDIC on all well-capitalized institutions declined beginning on July 1, 2016. This decline in rates was partially offset by the increase in average deposit balances held by the Bank in the first quarter of 2017 as compared with the previous year.


Finally, other noninterest expenses increased in the year-over-year three month periods by $64,000 primarily due to increased expenses of $36,000 related to the maintenance and disposition of a single foreclosed commercial real estate property.

At March 31, 2017, the Bank serviced 258 residential mortgage loans in the aggregate amount of $16.4 million that have been sold on a non-recourse basis to FNMA.  FNMA is the only unrelated third-party that has acquired loans originated by the Bank. On an infrequent basis, loans previously sold to FNMA that subsequently default may be found to have underwriting defects that place the loans out of compliance with the representations and warranties made by the Bank.  This can occur at any time while the loan is outstanding.  In such cases, the Bank is required to repurchase the defaulted loans from FNMA.  Repurchase losses sustained by the Bank include all costs incurred by FNMA as part of the foreclosure process, including items such as delinquent property taxes and legal fees.  Management continues to monitor the underwriting standards applied to all residential mortgage loan originations and subsequent sales through its quality control processes and considers these occurrences and their related expenses to be isolated instances.

Income Tax Expense

Income tax expense decreased $28,000 to $245,000 for the quarter ended March 31, 2017 as compared to $273,000 for the same period in 2016.  The decrease in income tax expense was primarily due to a decrease in the effective tax rate, partially offset by the increase in pretax net income in the quarter ended March 31, 2017, as compared with the prior year period.  The effective tax rate, exclusive of the net income attributable to our controlling interest in the Insurance Agency, for the first quarters of 2017 and 2016 was 24.1% and 29.0%, respectively.  The decrease in the effective tax rate between the year-over-year first quarter periods reflected an increase in the ratio of tax-advantaged investment security interest and bank-owned life insurance income, and capital gains to total revenues. During the three months ended March 31, 2017 the Bank realized capital gains in the amount of $94,000 that were not subject to income taxes due to the availability of previously unused capital loss tax carryforwards established in 2013.  In addition, the realization of these gains enabled the reversal of previously-established deferred tax allowances in the first quarter of 2017, resulting in a further reduction in income tax expense of $36,000 during the quarter.
Earnings per Share

Basic and diluted earnings per share were $0.20 and $0.19, respectively, for the three month period ended March 31, 2017 as compared to $0.16 and $0.15, respectively, for the same prior year period.  The increase in earnings per share between these two periods was due to the increase in net income between these two time periods, augmented by a $16,000 decrease in preferred stock dividends paid in 2017. In February 2016, the Company fully redeemed its preferred stock thereby reducing the dividend that was required to be paid in 2016 as compared with the previous year. Further information on earnings per share can be found in Note 3 of this Quarterly Report on Form 10-Q.

Changes in Financial Condition

Assets

Total assets increased $53.3 million, or 7.1%, to $802.3 million at March 31, 2017 as compared to $749.0 million at December 31, 2016.  This increase was due primarily to increases in loans, investment securities, and total cash and cash equivalents.

Total loans receivable increased $28.9 million, or 5.9%, to $521.1 million at March 31, 2017 from $492.1 million at December 31, 2016. All loan portfolio segments recorded increases between these two dates led by increases of $8.0 million, $7.6 million, and $2.3 million in commercial and industrial loans, commercial real estate and 1-4 family first-lien residential mortgage loans, respectively.  In addition, in January 2017, the Bank acquired $15.6 million of loans originated by an unrelated financial institution that is located outside of the Bank's market area.  The acquired loan pool represented a 90% interest in 763 loans secured by liens on automobiles with maturities ranging primarily from two to six years.  These loans will be serviced by the originating financial institution and had an outstanding carrying value of $15.0 million at March 31, 2017.

Investment securities increased $9.0 million, or 4.6%, to $205.6 million at March 31, 2017, as compared to $196.6 million at December 31, 2016, due principally to the need to collateralize increases in municipal deposits between these two dates. Of the total increase in investment securities, $7.5 million was classified within the available-for-sale portfolio and $1.5 million of the increase was classified as held-to-maturity.  When new investment securities are acquired, management reviews certain security characteristics and determines the Company's intent and ability to hold the security to maturity.  Based on the security characteristics and management's intentions, the security is classified as either available-for-sale or held-to-maturity.

Cash and cash equivalents increased $14.2 million, or 63.3%, to $36.6 million at March 31, 2017, as compared to $22.4 million at December 31, 2016.  The increase was due principally to the timing of investment securities redemptions immediately prior to the March 31, 2017 quarter end that generated liquidity used to reduce short-term borrowings in early April 2017.

 Liabilities

Total liabilities increased $51.8 million, or 7.5%, to $742.5 million at March 31, 2017 compared to $690.7 million at December 31, 2016.  Deposits increased $58.5 million, or 9.6%, to $669.5 million at March 31, 2017, compared to $611.0 million at December 31, 2016.  This increase was the result of an increase in deposits obtained directly from customers within the Bank's marketplace of $78.3 million, partially offset by a $19.8 million decrease in brokered deposits.  The net increase in customer deposits during the three months ended March 31, 2017, was the result of growth in all major deposit product and customer segment categories as municipal, consumer and business deposits increased $35.4 million, $31.2 million and $11.8 million, respectively.  The $35.4 million net increase in deposits obtained from municipal market customers during the first three months of 2017 was indicative of management's focus on, and increasing demand for, the Bank's offerings to municipalities.  At March 31, 2017, municipal deposits were $207.6 million or 32.9% of the Bank's total non-brokered deposit balances.  The Bank also continued to direct substantial marketing efforts towards increased deposit gathering in the consumer and business customer segments during the quarter.  These efforts included an increase in advertising in support of deposit products, promotional rates on MMDA accounts under certain specified circumstances and an increased focus on existing business customer cross-selling efforts.  The Bank utilizes the Certificates of Deposit Account Registry Service ("CDARS") provided by Promontory Interfinancial Network as a form of brokered deposits.  At March 31, 2017, deposits obtained through the use of this service declined $19.8 million to $37.9 million from $57.7 million at December 31, 2016.

Borrowed funds balances at March 31, 2017 decreased $5.9 million, or 10.1%, to $53.0 million from $58.9 million at December 31, 2016.  Borrowed funds decreased over the three-month period ended March 31, 2017 as a result of the Company's success in increasing customer deposits during the quarter.

Shareholders' Equity

The Company's shareholders' equity, exclusive of the noncontrolling interest, increased $1.5 million to $59.4 million at March 31, 2017 from $57.9 million at December 31, 2016.  This increase was principally due to an increase in retained earnings of $597,000, a $615,000 reduction in accumulated comprehensive loss, a $193,000 increase in additional paid-in capital resulting from the exercise of stock options, an increase in ESOP shares earned and the effects of  the Company's stock-based compensation programs.  The increase in retained earnings resulted from $800,000 in net income recorded in the first three months of 2017, partially offset by $203,000 in cash dividends declared on our common stock.  The reduction in accumulated comprehensive loss was primarily the result of the improvement in the fair market value of our available-for-sale investment securities.

Capital

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company's goal is to maintain a strong capital position, consistent with the risk profile of its banking operations.  This strong capital position serves to support growth and expansion activities while at the same time exceeding regulatory standards.  At March 31, 2017, the Bank met the regulatory definition of a "well-capitalized" institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 8%, Tier 1 common equity exceeding 6.5%, and a total risk-based capital ratio exceeding 10%.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 1.25% (for 2017) of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The buffer is separate from the capital ratios required under the Prompt Corrective Action ("PCA") standards. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity.  The full 2.5% capital conservation buffer requirement is being phased in as of January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. At March 31, 2017, the Bank exceeded all current and projected regulatory required minimum capital ratios, including the maximum capital buffer level that will be required on January 1, 2019.

Pathfinder Bank's capital amounts and ratios as of the indicated dates are presented in the following tables:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be "Well-Capitalized" Under Prompt Corrective Provisions		Well-Capitalized With Buffer, Fully Phased In For 2019
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2017
Total Core Capital (to Risk-Weighted Assets)	$73,007	14.52%	$40,214	8.00%	$50,267	10.00%	$52,781	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$67,043	13.34%	$30,160	6.00%	$40,214	8.00%	$42,727	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$67,043	13.34%	$22,620	4.50%	$32,674	6.50%	$35,187	7.00%
Tier 1 Capital (to Assets)	$67,043	8.59%	$31,206	4.00%	$39,008	5.00%	$39,008	5.00%
As of December 31, 2016
Total Core Capital (to Risk-Weighted Assets)	$72,098	14.79%	$38,996	8.00%	$48,745	10.00%	$51,182	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$66,003	13.54%	$29,247	6.00%	$38,996	8.00%	$41,433	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$66,003	13.54%	$21,935	4.50%	$31,684	6.50%	$34,121	7.00%
Tier 1 Capital (to Assets)	$66,003	9.06%	$29,154	4.00%	$36,443	5.00%	$36,443	5.00%

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of non-performing assets at the indicated dates:
	March 31,	December 31,	March 31,
(Dollars In thousands)	2017	2016	2016
Nonaccrual loans:
Commercial and commercial real estate loans	$1,433	$1,863	$3,040
Consumer	411	388	294
Residential mortgage loans	1,834	2,560	1,666
Total nonaccrual loans	3,678	4,811	5,000
Total nonperforming loans	3,678	4,811	5,000
Foreclosed real estate	694	597	659
Total nonperforming assets	$4,372	$5,408	$5,659

Troubled debt restructurings not included above	$5,222	$5,531	$1,898

Nonperforming loans to total loans	0.71%	0.98%	1.15%
Nonperforming assets to total assets	0.54%	0.72%	0.85%

Nonperforming assets include nonaccrual loans, nonaccrual troubled debt restructurings ("TDR"), and foreclosed real estate. The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more.  There are no loans that are past due 90 days or more and still accruing interest.  Loans are considered modified in a TDR when, due to a borrower's financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity.  TDRs are included in the above table within the following categories of nonaccrual loans or TDRs not included above (the latter also known as accruing TDRs).  There were three nonaccruing TDR loans, with aggregate carrying values of $99,000 included among the nonaccrual loans detailed in the table above at March 31, 2017.

As indicated in the table above, nonperforming assets at March 31, 2017 were $4.4 million and were $1.0 million lower than the $5.4 million reported at December 31, 2016.  This decrease was due primarily to decreases in nonperforming residential, and commercial and commercial real estate loans of $726,000 and $430,000, respectively, partially offset by net increases of $23,000 in the consumer loan categories.

As indicated in the nonperforming asset table above, foreclosed real estate ("FRE") balances increased $97,000 at March 31, 2017 from December 31, 2016, resulting from the net effect of four additions to FRE and four sales during the three-month period ended March 31, 2017.  More information regarding foreclosed real estate can be found in Note 8 of this Quarterly Report on Form 10-Q.

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

The allowance for loan losses represents management's estimate of the probable losses inherent in the loan portfolio as of the date of the statement of condition.  The allowance for loan losses was $6.0 million and $6.2 million at March 31, 2017 and December 31, 2016, respectively.  The Company reported a small decrease in the ratio of the allowance for loan losses to gross loans to 1.14% at March 31, 2017 as compared to 1.27% at December 31, 2016.  Management performs a quarterly evaluation of the allowance for loan losses based on quantitative and qualitative factors and has determined that the current level of the allowance for loan losses is adequate to absorb the losses in the loan portfolio as of March 31, 2017.

The Company considers a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan.   The measurement of impaired loans is generally based upon the fair value of the collateral, with a portion of the impaired loans measured based upon the present value of future cash flows discounted at the historical effective interest rate.  A specific reserve is established for an impaired loan if its carrying value exceeds its estimated fair value.  The estimated fair values of the majority of the Company's impaired loans are measured based on the estimated fair value of the loan's collateral.  For loans secured by real estate, estimated fair values are determined primarily through third-party appraisals or broker price opinions.  When a loan is determined to be impaired Pathfinder Bank will reevaluate the collateral which secures the loan. For real estate, the Bank will obtain a new appraisal or broker's opinion whichever is considered to provide the most accurate value in the event of sale. An evaluation of equipment held as collateral will be obtained from a firm able to provide such an evaluation. Collateral will be inspected not less than annually for all impaired loans and will be reevaluated not less than every two years. Appraised values are discounted due to the market's perception of a reduced price of Bank-owned property and the Bank's desire to sell the property quicker to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value.  The discounts also include estimated costs to sell the property.

At March 31, 2017 and December 31, 2016, the Company had $7.8 million and $8.6 million in loans, respectively, which were deemed to be impaired, having established specific reserves of $591,000 and $1.1 million, respectively, on these loans.  The $807,000 decrease in impaired loans between these two dates was driven primarily by decreases in impaired loans within the commercial real estate loan category of $529,000, decreases in impaired loans within the home equity lines of credit and junior lien residential real estate loan classes of $269,000.

The $539,000 decrease in the specific reserves for impaired loans between these two dates was primarily due to the charge off of a commercial real estate loan whose specific reserve was in the amount of $455,000 and the removal of a specific reserve in the amount of $300,000 resulting from the recognition of life insurance proceeds anticipated in the substantial satisfaction of a previously impaired loan. These combined decreases were partially offset by increases in reserves allocated to residential real estate, and home equity lines of credit and junior lien residential real estate loan categories of $216,000 in aggregate that were comprised of individually insignificant loan balances.

Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in those loans being included in future impaired loan reporting.  Potential problem loans totaled $7.0 million as of March 31, 2017, an increase of $138,000, or 2.0%, as compared to $6.9 million at December 31, 2016.  These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired.  Total potential problem loans increased between these two dates due to a $182,000 increase in problem commercial lines of credit and commercial loans, $180,000 in home equity and junior lien residential loans, and $35,000 in problem residential loans, partially offset by a decrease in problem loans of $210,000 for  commercial real estate loans and $49,000 for consumer loans.

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

Through the first three months of 2017, as indicated in the consolidated statement of cash flows, the Company reported net cash flows from financing activities of $52.5 million generated principally by increased balances of demand, savings, money market and time deposit accounts in the amount of $78.4 million, partially offset by reductions in the balances of brokered deposits and borrowed funds totaling $25.7 million and dividends paid to common shareholders of $212,000.  The increase in deposits was the result of organic growth within our existing marketplace coupled with targeted promotions for our MMDA product. Deposit growth occurred in the consumer, municipal and business customer segments during the quarter.

These financing proceeds were invested in $30.0 million in net new loan generation that included $15.0 million in purchases of loans, collateralized by automobile liens, originated by a financial institution located outside of the Bank's market area.  In addition, the remainder of the financing proceeds were invested in net purchases of investment securities of $8.2 million, net of proceeds from maturities, sales and redemptions and the purchases of property improvements and equipment of $794,000.  Net cash flows from operating activities provided an additional $520,000 during the first three months of 2017 resulting in a total increase in cash and equivalents of $14.2 million through this time period.  As a recurring source of liquidity, the Company's investment securities provided $6.5 million in proceeds from maturities and principal reductions through the first three months of 2017.

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

The Company has a number of existing credit facilities available to it.  At March 31, 2017, total credit available to the Company under the existing lines of credit was approximately $167.2 million at FHLBNY, the Federal Reserve Bank, and three other correspondent banks. As of March 31, 2017, the Company had $79.1 million of the available lines of credit utilized, including encumbrances supporting outstanding letters of credit, described above, on its existing lines of credit with the remainder of $88.1 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of March 31, 2017, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At March 31, 2017, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material and adverse effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number of	Maximum Number
			Shares Purchased as	of Shares That May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price Paid	Announced Plans or	Under the Plans or
Period	Purchased (1)	Per Share	Programs	Programs

January 1, 2017 through
March 31, 2017	-	$-	-	74,292

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
101
The following materials from Pathfinder Bancorp, Inc. Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition (iii) Consolidated Statements of Cash flows, and (iv) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATHFINDER BANCORP, INC.
(registrant)

May 15, 2017	/s/ Thomas W. Schneider
Thomas W. Schneider
President and Chief Executive Officer

May 15, 2017	/s/ James A. Dowd
James A. Dowd
Executive Vice President, Chief Operating Officer and Chief Financial Officer