Form 10-Q
period 2017-06-30
Pathfinder Bancorp, Inc.
filed 2017-08-11
CIK 1609065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

    Large accelerated filer ☐   Accelerated filer ☐  Non-accelerated filer ☐   Smaller reporting company ☒   Emerging growth company ☐

(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐    NO ☒

As of August 11, 2017, there were 4,263,700 shares outstanding of the registrant’s common stock.

PATHFINDER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.

Consolidated Statements of Condition

(Unaudited)

	June 30,	December 31,
(In thousands, except share and per share data)	2017	2016
ASSETS:
Cash and due from banks	$9,166	$6,968
Interest-earning deposits	6,158	15,451
Total cash and cash equivalents	15,324	22,419
Available-for-sale securities, at fair value	139,281	141,955
Held-to-maturity securities, at amortized cost (fair value of $68,041 and $54,429, respectively)	67,193	54,645
Federal Home Loan Bank stock, at cost	4,450	3,250
Loans	548,825	492,147
Less: Allowance for loan losses	6,258	6,247
Loans receivable, net	542,567	485,900
Premises and equipment, net	15,782	15,177
Accrued interest receivable	2,679	2,532
Foreclosed real estate	678	597
Intangible assets, net	190	198
Goodwill	4,536	4,536
Bank owned life insurance	11,591	11,458
Other assets	6,950	6,367
Total assets	$811,221	$749,034

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$560,080	$535,701
Noninterest-bearing	83,763	75,282
Total deposits	643,843	610,983
Short-term borrowings	41,536	41,947
Long-term borrowings	43,160	17,000
Subordinated loans	15,042	15,025
Accrued interest payable	106	75
Other liabilities	6,003	5,643
Total liabilities	749,690	690,673
Shareholders' equity:
Common stock, par value $0.01; 25,000,000 authorized shares; 4,263,700 and 4,236,744 shares outstanding, respectively	43	43
Additional paid in capital	27,823	27,483
Retained earnings	36,922	35,619
Accumulated other comprehensive loss	(2,420)	(3,822)
Unearned ESOP	(1,304)	(1,394)
Total Pathfinder Bancorp, Inc. shareholders' equity	61,064	57,929
Noncontrolling interest	467	432
Total equity	61,531	58,361
Total liabilities and shareholders' equity	$811,221	$749,034

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
(In thousands, except per share data)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest and dividend income:
Loans, including fees	$5,869	$5,047	$11,610	$9,971
Debt securities:
Taxable	947	581	1,784	1,137
Tax-exempt	190	200	383	391
Dividends	50	26	104	53
Federal funds sold and interest earning deposits	28	12	73	26
Total interest and dividend income	7,084	5,866	13,954	11,578
Interest expense:
Interest on deposits	895	572	1,660	1,147
Interest on short-term borrowings	283	29	578	51
Interest on long-term borrowings	128	71	248	143
Interest on subordinated loans	197	201	390	404
Total interest expense	1,503	873	2,876	1,745
Net interest income	5,581	4,993	11,078	9,833
Provision for loan losses	423	150	812	360
Net interest income after provision for loan losses	5,158	4,843	10,266	9,473
Noninterest income:
Service charges on deposit accounts	274	285	537	572
Earnings and gain on bank owned life insurance	62	66	133	146
Loan servicing fees	32	31	68	65
Net gains on sales and redemptions of investment securities	135	132	206	212
Net losses on sales of loans and foreclosed real estate	(21)	(10)	(45)	(10)
Debit card interchange fees	160	141	307	276
Other charges, commissions & fees	421	381	820	766
Total noninterest income	1,063	1,026	2,026	2,027
Noninterest expense:
Salaries and employee benefits	2,819	2,653	5,669	5,338
Building occupancy	531	425	1,070	888
Data processing	416	419	843	841
Professional and other services	219	221	410	418
Advertising	172	189	348	329
FDIC assessments	81	108	137	216
Audits and exams	85	82	169	158
Other expenses	701	681	1,377	1,293
Total noninterest expenses	5,024	4,778	10,023	9,481
Income before income taxes	1,197	1,091	2,269	2,019
Provision for income taxes	238	225	483	498
Net income attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	959	866	1,786	1,521
Net income attributable to noncontrolling interest	39	34	66	28
Net income attributable to Pathfinder Bancorp Inc.	920	832	1,720	1,493
Preferred stock dividends	-	-	-	16
Net income available to common shareholders	$920	$832	$1,720	$1,477

Earnings per common share - basic	$0.23	$0.20	$0.42	$0.36
Earnings per common share - diluted	$0.22	$0.20	$0.41	$0.35
Dividends per common share	$0.0525	$0.05	$0.1025	$0.10

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended		For the six months ended
(In thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net Income	$959	$866	$1,786	$1,521

Other Comprehensive Income

Retirement Plans:
Retirement plan net losses recognized in plan expenses	37	54	73	109

Unrealized holding gains on financial derivative:
Change in unrealized holding gains on financial derivative	-	3	-	2
Reclassification adjustment for interest expense included in net income	-	11	-	25
Net unrealized gain on financial derivative	-	14	-	27

Unrealized holding gains on available-for-sale securities
Unrealized holding gains arising during the period	1,387	270	2,408	972
Reclassification adjustment for net gains included in net income	(135)	(132)	(206)	(212)
Net unrealized gain on available-for-sale securities	1,252	138	2,202	760

Accretion of net unrealized loss on securities transferred to held-to- maturity(1)	22	35	58	70

Other comprehensive income, before tax	1,311	241	2,333	966
Tax effect	(524)	(95)	(931)	(386)
Other comprehensive income, net of tax	787	146	1,402	580
Comprehensive income	$1,746	$1,012	$3,188	$2,101
Comprehensive income, attributable to noncontrolling interest	$39	$34	$66	$28
Comprehensive income attributable to Pathfinder Bancorp, Inc.	$1,707	$978	$3,122	$2,073

Tax Effect Allocated to Each Component of Other Comprehensive Income
Retirement plan net losses recognized in plan expenses	$(15)	$(21)	$(28)	$(44)
Change in unrealized holding gains on financial derivative	-	(2)	-	(1)
Reclassification adjustment for interest expense included in net income	-	(4)	-	(10)
Unrealized holding gains arising during the period	(555)	(108)	(963)	(389)
Reclassification adjustment for net gains included in net income	55	54	83	86
Accretion of net unrealized loss on securities transferred to held-to- maturity(1)	(9)	(14)	(23)	(28)
Income tax effect related to other comprehensive income	$(524)	$(95)	$(931)	$(386)

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

Pathfinder Bancorp, Inc.

Consolidated Statements of Changes in Shareholder's Equity

Six months ended June 30, 2017 and June 30, 2016

(Unaudited)

					Accumulated
			Additional		Other Com-		Non-
	Preferred	Common	Paid in	Retained	prehensive	Unearned	controlling
(In thousands, except share and per share data)	Stock	Stock	Capital	Earnings	Loss	ESOP	Interest	Total
Balance, January 1, 2017	$-	$43	$27,483	$35,619	$(3,822)	$(1,394)	$432	$58,361

Net income	-	-	-	1,720	-	-	66	1,786

Other comprehensive income, net of tax	-	-	-	-	1,402	-	-	1,402

ESOP shares earned (12,221 shares)	-	-	90	-	-	90	-	180

Restricted stock awards (15,720 shares)	-	-	-	-	-	-	-	-

Stock based compensation	-	-	189	-	-	-	-	189

Stock options exercised	-	-	61	-	-	-	-	61

Common stock dividends declared ($0.1025 per share)	-	-	-	(417)	-	-	-	(417)

Distributions from affiliates	-	-	-	-	-	-	(31)	(31)
Balance, June 30, 2017	$-	$43	$27,823	$36,922	$(2,420)	$(1,304)	$467	$61,531

Balance, January 1, 2016	$13,000	$44	$28,717	$33,183	$(2,565)	$(1,574)	$424	$71,229

Net income	-	-	-	1,493	-	-	28	1,521

Other comprehensive income, net of tax	-	-	-	-	580	-	-	580

Preferred stock redemption (13,000 shares)	(13,000)	-	-	-	-	-	-	(13,000)

Preferred stock dividends - SBLF	-	-	-	(16)	-	-	-	(16)

ESOP shares earned (12,221 shares)	-	-	54	-	-	90	-	144

Stock based compensation	-	-	76	-	-	-	-	76

Stock options exercised	-	-	23	-	-	-	-	23

Common stock dividends declared ($0.10 per share)	-	-	-	(416)	-	-	-	(416)

Distributions from affiliates	-	-	-	-	-	-	(18)	(18)
Balance, June 30, 2016	$-	$44	$28,870	$34,244	$(1,985)	$(1,484)	$434	$60,123

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
(In thousands)	2017	2016
OPERATING ACTIVITIES
Net income attributable to Pathfinder Bancorp, Inc.	$1,720	$1,493
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	812	360
Realized losses (gains) on sales, redemptions and calls of:
Real estate acquired through foreclosure	49	10
Loans	(4)	-
Available-for-sale investment securities	59	(211)
Held-to-maturity investment securities	(15)	(1)
Depreciation	503	458
Amortization of mortgage servicing rights	6	6
Amortization of deferred loan costs	100	99
Amortization of deferred financing from subordinated debt	17	17
Earnings and gain on bank owned life insurance	(133)	(146)
Net amortization of premiums and discounts on investment securities	825	585
Amortization of intangible assets	8	8
Stock based compensation and ESOP expense	369	220
Net change in accrued interest receivable	(147)	(16)
Net change in other assets and liabilities	(786)	373
Net cash flows from operating activities	3,383	3,255
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(53,077)	(81,252)
Purchase of investment securities held-to-maturity	(18,636)	(500)
Net purchases of Federal Home Loan Bank stock	(1,200)	(1,612)
Proceeds from maturities and principal reductions of investment securities available-for-sale	18,746	36,271
Proceeds from maturities and principal reductions of investment securities held-to-maturity	3,906	2,686
Proceeds from sales, redemptions and calls of:
Available-for-sale investment securities	40,357	25,970
Held-to-maturity investment securities	213	2,000
Real estate acquired through foreclosure	556	170
Realized gains on hedging activity	(250)	-
Net change in loans	(58,265)	(20,548)
Purchase of premises and equipment	(1,108)	(504)
Net cash flows from investing activities	(68,758)	(37,319)
FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts, money management deposit accounts, MMDA accounts and escrow deposits	38,884	37,851
Net change in time deposits	8,737	14,820
Net change in brokered deposits	(14,761)	(16,918)
Net change in short-term borrowings	(411)	25,150
Payments on long-term borrowings	(3,000)	(3,000)
Proceeds from long-term borrowings	29,160	-
Repayment of loan on cash surrender value of bank owned life insurance	-	(536)
Redemption of preferred stock - SBLF	-	(13,000)
Proceeds from exercise of stock options	61	23
Cash dividends paid to preferred shareholder - SBLF	-	(49)
Cash dividends paid to common shareholders	(425)	(436)
Change in noncontrolling interest, net	35	10
Net cash flows from financing activities	58,280	43,915
Change in cash and cash equivalents	(7,095)	9,851
Cash and cash equivalents at beginning of period	22,419	15,245
Cash and cash equivalents at end of period	$15,324	$25,096
CASH PAID DURING THE PERIOD FOR:
Interest	$2,845	$1,905
Income taxes	210	513
NON-CASH INVESTING ACTIVITY
Real estate acquired in exchange for loans	686	170

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1:   Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc., (the “Company”), Pathfinder Bank (the “Bank”) and its other wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Certain amounts in the 2016 consolidated financial statements may have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income or comprehensive income as previously reported.  Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017 or any other interim period.

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

Although the Company owns, through its subsidiary Pathfinder Risk Management Company, Inc., 51% of the membership interest in FitzGibbons Agency, LLC (“Agency”), the Company is required to consolidate 100% of the Agency within the consolidated financial statements.  The 49% of which the Company does not own is accounted for separately as noncontrolling interests within the consolidated financial statements.

On February 16, 2016, the Company redeemed all 13,000 shares of the Series B Preferred Stock outstanding with the payment of $13.0 million to the Small Business Lending Facility (“SBLF”).  This redemption was substantially financed by the issuance on October 15, 2015 of the $10.0 million Subordinated Loan with an effective annual interest rate of 6.44%. The issuance of the Subordinated Loan has increased interest expense by approximately $644,000 per year, but prospectively reduced the future amount payable to the SBLF in preferred stock dividends.  Had the preferred stock not been retired, effective April 1, 2016, the annual dividend rate for the preferred stock would have been 9.0%.  Therefore, the retirement of the $13.0 million of the SBLF Preferred Series B stock has resulted in an annual reduction of dividends payable to the preferred shareholder of $1.2 million. The Company paid preferred stock dividends totaling $-0- in 2017 and $16,000 in 2016.  These transactions had no effect on the regulatory capital position of the Bank.

Note 2:   New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This new guidance supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This guidance is effective for the Company for annual and interim periods beginning after December 15, 2017, and should be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application.  The Company's implementation efforts include the identification of revenue within the scope of the guidance, as well as evaluation of revenue contracts.  The Company's review is ongoing, and the Company will continue to evaluate any impact as additional guidance is issued and as our internal assessment progresses.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The primary focus of this guidance is to supersede the guidance to classify equity securities with readily determinable fair values into different categories (trading or available-for-sale) and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. This guidance requires adoption through a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted for all companies in any interim or annual period. The Company is currently evaluating the effect the guidance will have on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This new guidance supersedes the lease requirements in Topic 840, Leases and is based on the principle that a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  The accounting applied by a lessor is largely unchanged from that applied under the previous guidance.  In addition, the guidance requires an entity to separate the lease components from the nonlease components in a contract.  The ASU requires disclosures about the amount, timing, and judgments related to a reporting entity's accounting for leases and related cash flows.  The standard is required to be applied to all leases in existence as of the date of adoption using a modified retrospective transition approach.  This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for all companies in any interim or annual period.  The Company occupies certain offices and uses certain equipment under non-cancelable operating lease agreements, which currently are not reflected in its consolidated statement of condition.  The Company expects to recognize lease liabilities and right of use assets associated with these lease agreements; however, the extent of the impact on the Company's consolidated financial statements is currently under evaluation.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326).  This new guidance significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.  This ASU will replace the "incurred loss" model under existing guidance with an "expected loss" model for instruments measured at amortized cost, and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model.  This ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans.  This guidance requires adoption through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for all companies as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is currently evaluating the impact the guidance will have on the Company's consolidated financial statements, and expects an increase in the allowance for credit losses resulting from the change to expected losses for the estimated life of the financial asset, including an allowance for debt securities. The amount of the increase in the allowance for credit losses resulting from the new guidance will be impacted by the portfolio composition and asset quality at the adoption date, as well as economic conditions and forecasts at the time of adoption.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). The amendments provide guidance on the following eight specific cash flow issues: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interests in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. This ASU is effective for fiscal years beginning after December 31, 2017, including interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period. As this guidance only affects the classification within the statement of cash flows, this ASU is not expected to have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350). The amendments simplify how an entity is required to test goodwill for impairment by eliminating the requirement to measure a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill.  Instead, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value.  Impairment loss recognized under this new guidance will be limited to the goodwill allocated to the reporting unit.  This ASU is effective prospectively for the Company for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  This ASU is not expected to have a material impact on the Company's consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This new guidance requires the service cost component of net periodic pension and postretirement benefit costs to be presented separately from other components of net benefit cost in the statement of income.  This ASU is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  This ASU is not expected to have a material impact on the Company's consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260).  The amended guidance clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in FASB Topic 18. An entity should account for the effects of a modification unless specific criteria regarding fair value, vesting condition, and classification are met. The current disclosure requirements in FASB Topic 18 apply regardless of whether an entity is required to apply modification accounting under the amendments in this Update. The FASB issued the amendment in response to stakeholders observation that the definition of the term modification is broad and that its interpretation results in diversity in practice regarding accounting treatment for changes in share-based payment awards. The amendments are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date.  Management of the Company does not anticipate that a material impact on its consolidated financial statements of condition, results of operations, or cash flows will result from the adoption of this Update.

Note 3:   Earnings per Common Share

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Net income available to common shareholders is net income to Pathfinder Bancorp, Inc. less the total of preferred dividends declared, if any. Diluted earnings per share include the potential dilutive effect that could occur upon the assumed exercise of issued stock options using the Treasury Stock method.  Anti-dilutive stock options, not included in the computation below, were -0- for the three months ended June 30, 2017 and 46,131 for the six months ended June 30, 2017 and were 280,396 for the three months ended June 30, 2016 and 148,434 for the six months ended June 30, 2016.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released to plan participants.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except per share data)	2017	2016	2017	2016
Basic Earnings Per Common Share
Net income available to common shareholders	$920	$832	$1,720	$1,477
Weighted average common shares outstanding	4,074	4,149	4,063	4,145
Basic earnings per common share	$0.23	$0.20	$0.42	$0.36

Diluted Earnings Per Common Share
Net income available to common shareholders	$920	$832	$1,720	$1,477
Weighted average common shares outstanding	4,074	4,149	4,063	4,145
Effect of assumed exercise of stock options	109	84	105	81
Diluted weighted average common shares outstanding	4,183	4,233	4,168	4,226
Diluted earnings per common share	$0.22	$0.20	$0.41	$0.35

Note 4:   Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	June 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$25,236	$1	$(54)	$25,183
State and political subdivisions	14,133	76	(187)	14,022
Corporate	10,190	32	(108)	10,114
Asset backed securities	4,634	27	(12)	4,649
Residential mortgage-backed - US agency	30,722	66	(210)	30,578
Collateralized mortgage obligations - US agency	46,102	123	(583)	45,642
Collateralized mortgage obligations - Private label	8,472	46	(101)	8,417
Total	139,489	371	(1,255)	138,605
Equity investment securities:
Common stock - financial services industry	663	13	-	676
Total	663	13	-	676
Total available-for-sale	$140,152	$384	$(1,255)	$139,281
Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$4,938	$56	$(5)	$4,989
State and political subdivisions	34,249	873	(295)	34,827
Corporate	8,982	133	(133)	8,982
Residential mortgage-backed - US agency	7,379	170	-	7,549
Collateralized mortgage obligations - US agency	7,843	152	(85)	7,910
Collateralized mortgage obligations - Private label	3,802	-	(18)	3,784
Total held-to-maturity	$67,193	$1,384	$(536)	$68,041

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$24,263	$1	$(80)	$24,184
State and political subdivisions	17,185	33	(737)	16,481
Corporate	15,560	20	(385)	15,195
Asset backed securities	6,696	5	(37)	6,664
Residential mortgage-backed - US agency	31,204	-	(638)	30,566
Collateralized mortgage obligations - US agency	42,124	45	(1,183)	40,986
Collateralized mortgage obligations - Private label	6,682	-	(105)	6,577
Total	143,714	104	(3,165)	140,653
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	643	-	(17)	626
Common stock - financial services industry	663	13	-	676
Total	1,306	13	(17)	1,302
Total available-for-sale	$145,020	$117	$(3,182)	$141,955
Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$4,928	$30	$(18)	$4,940
State and political subdivisions	30,697	572	(693)	30,576
Corporate	8,240	85	(228)	8,097
Residential mortgage-backed - US agency	6,386	31	(20)	6,397
Collateralized mortgage obligations - US agency	2,927	96	-	3,023
Collateralized mortgage obligations - Private label	1,467	-	(71)	1,396
Total held-to-maturity	$54,645	$814	$(1,030)	$54,429

The amortized cost and estimated fair value of debt investments at June 30, 2017 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$17,110	$17,083	$1,676	$1,674
Due after one year through five years	15,004	14,968	9,796	9,991
Due after five years through ten years	12,357	12,457	17,373	17,978
Due after ten years	9,722	9,460	19,324	19,155
Sub-total	54,193	53,968	48,169	48,798
Residential mortgage-backed - US agency	30,722	30,578	7,379	7,549
Collateralized mortgage obligations - US agency	46,102	45,642	7,843	7,910
Collateralized mortgage obligations - Private label	8,472	8,417	3,802	3,784
Totals	$139,489	$138,605	$67,193	$68,041

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	June 30, 2017
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	6	$(46)	$22,170	1	$(8)	$2,992	7	$(54)	$25,162
State and political subdivisions	22	(155)	6,019	2	(32)	1,182	24	(187)	7,201
Corporate	4	(108)	5,742	-	-	-	4	(108)	5,742
Asset backed securities	1	(12)	745	-	-	-	1	(12)	745
Residential mortgage-backed - US agency	13	(210)	15,230	-	-	-	13	(210)	15,230
Collateralized mortgage obligations - US agency	18	(406)	23,651	7	(177)	7,341	25	(583)	30,992
Collateralized mortgage obligations - Private label	1	(98)	2,296	1	(3)	938	2	(101)	3,234
Totals	65	$(1,035)	$75,853	11	$(220)	$12,453	76	$(1,255)	$88,306
Held-to-Maturity Portfolio
US Treasury, agencies and GSE's	1	$(5)	$995	-	$-	$-	1	$(5)	$995
State and political subdivisions	15	(295)	11,576	-	-	-	15	(295)	11,576
Corporate	4	(133)	3,945	-	-	-	4	(133)	3,945
Collateralized mortgage obligations - US agency	1	(85)	2,948	-	-	-	1	(85)	2,948
Collateralized mortgage obligations - Private label	2	(18)	3,784	-	-	-	2	(18)	3,784
Totals	23	$(536)	$23,248	-	$-	$-	23	$(536)	$23,248

	December 31, 2016
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	6	$(80)	$22,161	-	$-	$-	6	$(80)	$22,161
State and political subdivisions	53	(737)	14,057	-	-	-	53	(737)	14,057
Corporate	10	(385)	10,587	-	-	-	10	(385)	10,587
Asset backed securities	3	(37)	4,455	-	-	-	3	(37)	4,455
Equity and other investments	1	(17)	626	-	-	-	1	(17)	626
Residential mortgage-backed - US agency	23	(638)	29,849	-	-	-	23	(638)	29,849
Collateralized mortgage obligations - US agency	28	(1,087)	33,376	4	(96)	2,514	32	(1,183)	35,890
Collateralized mortgage obligations - Private label	5	(105)	6,577	-	-	-	5	(105)	6,577
Totals	129	$(3,086)	$121,688	4	$(96)	$2,514	133	$(3,182)	$124,202
Held-to-Maturity Portfolio
US Treasury, agencies and GSE's	1	$(18)	$982	-	$-	$-	1	$(18)	$982
State and political subdivisions	16	(693)	10,038	-	-	-	16	(693)	10,038
Corporate	5	(228)	4,402	-	-	-	5	(228)	4,402
Residential mortgage-backed - US agency	3	(20)	1,869	-	-	-	3	(20)	1,869
Collateralized mortgage obligations - Private label	1	(71)	1,396	-	-	-	1	(71)	1,396
Totals	26	$(1,030)	$18,687	-	$-	$-	26	$(1,030)	$18,687

The Company conducts a formal review of investment securities on a quarterly basis for the presence of other-than-temporary impairment (“OTTI”).  The Company assesses whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the statement of condition date.  Under these circumstances, OTTI is considered to have occurred (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not anticipated to be sufficient to recover the entire amortized cost basis.  The guidance requires that credit-related OTTI is recognized in earnings while non-credit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”).  Non-credit-related OTTI is based on other factors, including illiquidity and changes in the general interest rate environment.  Presentation of OTTI is made in the consolidated statement of income on a gross basis, including both the portion recognized in earnings as well as the portion recorded in OCI.  The gross OTTI would then be offset by the amount of non-credit-related OTTI, showing the net as the impact on earnings.

Management does not believe any individual unrealized loss in the securities portfolio as of June 30, 2017 represents OTTI.  With the exception of certain individually small municipal bond issuances, all securities are rated above the lowest tier of investment grade by one or more nationally recognized statistical rating organizations (NRSRO) with the exception of five corporate issuances with an aggregate book value of $6.0 million.  In addition, three subordinated debt corporate securities, issued by other financial institutions, and eight multi-obligor asset- and mortgage-backed structured credit issuances acquired in 2016 and 2017, are unrated. At June 30, 2017, the aggregate book value of the three unrated subordinated debt corporate issuances and the unrated structured credit issuances were $2.3 million and $11.0 million, respectively.

At June 30, 2017, 22 municipal securities, with an aggregate amortized cost of $6.2 million, and categorized as available-for-sale, have been in a loss position for eleven months or less and have an aggregate unrealized loss of 2.58% at that date.  Each of these has a relatively insignificant unrealized loss position.  For the group, losses range from 0.01% to 7.91% of their current book values.  These losses are related to the securities’ relatively long duration and the current market pricing of imbedded call features within these securities and not to credit factors.  Accordingly, none of these municipal securities are deemed to have any credit impairment at the reporting date.

At June 30, 2017, 15 municipal securities, with an aggregate amortized cost of $11.9 million, and categorized as held-to-maturity, have been in a loss position for eleven months or less and have an aggregate loss position of 2.55%.  The majority of the securities are rated AA to AAA by Standard & Poors, with the exception of three individually small municipal bond issuances.  Each of the municipal securities had a relatively insignificant unrealized loss position with losses of between 0.09% and 7.27%, respectively.    These losses are related to the securities’ relatively long duration and the current market pricing of imbedded call features within these securities and not to credit factors.  Accordingly, none of these municipal securities are deemed to have any credit impairment at the reporting date.

At June 30, 2017, two municipal securities, with an aggregate amortized cost of $1.2 million, and categorized as available-for-sale, have been in a loss position for greater than twelve months and have an aggregate loss position of 2.71%.  The two securities are rated AA+ an AAA by Standard & Poors. These losses are related to the securities’ relatively long duration and the current market pricing of imbedded call features within these securities and not to credit factors.  Accordingly, none of these municipal securities are deemed to have any credit impairment at the reporting date.

Four corporate securities, categorized as available-for-sale, have been in a loss position for eleven months or less, with the largest loss position being 2.18% of current book value.  The four securities are rated at least BBB+ by one or more NRSRO and are not deemed to have any credit impairment at the reporting date.

One private-label asset-backed security, acquired in 2016, with an amortized cost of $757,000 has been in a loss position for eleven months at June 30, 2017.  The market value of this security, categorized as available-for-sale, at June 30, 2017 was 1.88% below its book value on that date. The security is rated AAA by Standard & Poors and not deemed to have any credit-related impairment at June 30, 2017.

Two adjustable-rate, private-label mortgage-backed securities, with amortized costs of $940,000 and $2.4 million acquired in 2016 and 2017, respectively, have been in a loss position for twelve months and one month, respectively, at June 30, 2017. The securities are categorized as available-for-sale and are each unrated by any NRSRO.  In aggregate, these securities have an unrealized loss of 3.12% at June 30, 2017.  Both securities have significant collateral enhancement protecting their principal values.  Management monitors the performance of all private-label securities closely and has determined that there is no credit impairment present related to these two securities at June 30, 2017.

Two fixed rate, private-label mortgage-backed securities, with amortized costs of $1.3 million and $2.5 million acquired in 2016 and 2017, respectively, have been in a loss position for two months and seven months, respectively, at June 30, 2017. The securities are categorized as held-to-maturity and are each unrated by any NRSRO.  In aggregate, these securities have an unrealized loss of 0.49% at June 30, 2017.  Both securities have significant collateral enhancement protecting their principal values.  Management monitors the performance of all private-label securities closely and has determined that there is no credit impairment present related to these two securities at June 30, 2017.

Four fixed rate, corporate securities, with aggregate amortized costs of $4.1 acquired in 2016 and 2017 have been in a loss positions for nine months or less.  The securities are categorized as held-to-maturity. All of the securities are rated at least at the lowest investment grade by an NRSRO.  In aggregate, these securities have an unrealized loss of 3.36% at June 30,

2017.  Management monitors the performance of all private-label securities closely and has determined that there is no credit impairment present related to these two securities at June 30, 2017.

All other securities in an unrealized loss position at June 30, 2017 are securities issued by either the U.S. Government or its sponsored entities.  The securities include mortgage-backed issuances, collateralized mortgage obligations and agency debentures issued by GNMA, FNMA, FHLMC, FHLB and FFCB.  These entities are currently rated Aaa by Moody’s Investor Services and AA+ by Standard and Poors.  GNMA securities carry explicit guarantees by the U.S. Government as to timely repayment of principal and securities issued by the other agencies listed above are implicitly guaranteed by the U.S. Government.  The unrealized losses reflected are primarily attributable to changes in interest rates since the securities were acquired.  The company does not intend to sell these securities, nor is it more likely than not, that the company will be required to sell these securities prior to recovery of the amortized cost.  As such, management does not believe any individual unrealized loss as of June 30, 2017 represents OTTI.

Gross realized gains (losses) on sales of securities for the indicated periods are detailed below:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2017	2016	2017	2016
Realized gains on investments	$70	$134	$148	$229
Realized gains on hedging activity	156	-	250	-
Realized losses on investments	(91)	(2)	(192)	(17)
	$135	$132	$206	$212

As of June 30, 2017 and December 31, 2016, securities with a fair value of $107.2 million and $96.4 million, respectively, were pledged to collateralize certain municipal deposit relationships.  As of the same dates, securities with a fair value of $26.5 million and $12.9 million were pledged against certain borrowing arrangements.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little exposure exists to sub-prime or other high-risk residential mortgages.  With limited exceptions in the Company’s investment portfolio involving the most senior tranches of securitized bonds, the Company is not in the practice of investing in, or originating, these types of investments or loans.

Note 5:   Pension and Postretirement Benefits

The Company has a noncontributory defined benefit pension plan covering substantially all employees. The plan provides defined benefits based on years of service and final average salary. On May 14, 2012, the Company informed its employees of its decision to freeze participation and benefit accruals under the plan, primarily to reduce some of the volatility in earnings that can accompany the maintenance of a defined benefit plan.  The plan was frozen on June 30, 2012.  Compensation earned by employees up to June 30, 2012 is used for purposes of calculating benefits under the plan but there are no future benefit accruals after this date.  Participants as of June 30, 2012 will continue to earn vesting credit with respect to their frozen accrued benefits as they continue to work. In addition, the Company provides certain health and life insurance benefits for a limited number of eligible retired employees.  The healthcare plan is contributory with participants’ contributions adjusted annually; the life insurance plan is noncontributory.  Employees with less than 14 years of service as of January 1, 1995, are not eligible for the health and life insurance retirement benefits.

The composition of net periodic pension plan and postretirement plan costs for the indicated periods is as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	For the three months ended June 30,				For the six months ended June 30,
(In thousands)	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$-	$-	$-	$-	$-	$-	$-	$-
Interest cost	118	116	2	2	237	232	4	4
Expected return on plan assets	(236)	(238)	-	-	(473)	(476)	-	-
Amortization of net losses/(gains)	39	56	(2)	(2)	77	113	(4)	(4)
Net periodic benefit plan benefit	$(79)	$(66)	$-	$-	$(159)	$(131)	$-	$-

The Company will evaluate the need for further contributions to the defined benefit pension plan during 2017.  The prepaid pension asset is recorded in other assets on the statement of condition as of June 30, 2017 and December 31, 2016.

Note 6:   Loans

Major classifications of loans at the indicated dates are as follows:

	June 30,	December 31,
(In thousands)	2017	2016
Residential mortgage loans:
1-4 family first-lien residential mortgages	$204,117	$199,000
Construction	6,640	8,505
Total residential mortgage loans	210,757	207,505

Commercial loans:
Real estate	175,737	150,698
Lines of credit	21,132	23,225
Other commercial and industrial	74,375	67,646
Tax exempt loans	11,446	12,523
Total commercial loans	282,690	254,092

Consumer loans:
Home equity and junior liens	25,257	24,722
Other consumer	30,497	6,293
Total consumer loans	55,754	31,015

Total loans	549,201	492,612
Net deferred loan fees	(376)	(465)
Less allowance for loan losses	(6,258)	(6,247)
Loans receivable, net	$542,567	$485,900

The Company originates residential mortgage, commercial, and consumer loans largely to customers throughout Oswego and Onondaga counties. Although the Company has a diversified loan portfolio, a substantial portion of its borrowers’ abilities to honor their loan contracts is dependent upon the counties’ employment and economic conditions.

The Bank acquired $15.6 million and $10.2 million of loans originated by an unrelated financial institution, located outside of the Bank’s market area, in January 2017 and April 2017, respectively.   The acquired loan pools represented a 90% interest in a total of 1,231 loans secured by liens on automobiles with maturities ranging primarily from two to six years. These loans will be serviced by the originating financial institution and had an outstanding carrying value of $23.3 million at June 30, 2017.

As of June 30, 2017 and December 31, 2016, residential mortgage loans with a carrying value of $141.7 million and $140.3 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

Loan Origination / Risk Management

The Company’s lending policies and procedures are presented in Note 5 to the audited consolidated financial statements included in the 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2017 and have not changed.  As part of the execution of the Company’s overall balance sheet management strategies, the Bank will acquire participating interests in loans originated by unrelated third parties on a sporadic basis.  The purchase of participations in loans that are originated by third parties only occurs after the completion of thorough pre-acquisition due diligence.  Loans in which the Company acquires a participating interest are determined to meet, in all material respects, the Company’s internal underwriting policies, including credit and collateral suitability thresholds, prior to acquisition.  In addition, the financial condition of the originating financial institutions, which are generally retained as the ongoing loan servicing provider for participations acquired by the Bank, are analyzed prior to the acquisition of the participating interests and monitored on a regular basis thereafter for the life of those interests.

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

The following table illustrates the portfolio segments and classes for the Company’s loan portfolio:

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
Other consumer

The following tables present the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	As of June 30, 2017
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$199,012	$1,919	$1,956	$1,230	$204,117
Construction	6,640	-	-	-	6,640
Total residential mortgage loans	205,652	1,919	1,956	1,230	210,757
Commercial loans:
Real estate	167,165	4,339	3,731	502	175,737
Lines of credit	19,982	723	414	13	21,132
Other commercial and industrial	73,023	669	468	215	74,375
Tax exempt loans	11,446	-	-	-	11,446
Total commercial loans	271,616	5,731	4,613	730	282,690
Consumer loans:
Home equity and junior liens	24,591	142	229	295	25,257
Other consumer	30,488	-	9	-	30,497
Total consumer loans	55,079	142	238	295	55,754
Total loans	$532,347	$7,792	$6,807	$2,255	$549,201

	As of December 31, 2016
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$194,377	$1,445	$2,115	$1,063	$199,000
Construction	8,505	-	-	-	8,505
Total residential mortgage loans	202,882	1,445	2,115	1,063	207,505
Commercial loans:
Real estate	143,126	3,714	3,858	-	150,698
Lines of credit	22,141	684	400	-	23,225
Other commercial and industrial	66,279	661	702	4	67,646
Tax exempt loans	12,523	-	-	-	12,523
Total commercial loans	244,069	5,059	4,960	4	254,092
Consumer loans:
Home equity and junior liens	23,963	170	389	200	24,722
Other consumer	6,224	17	8	44	6,293
Total consumer loans	30,187	187	397	244	31,015
Total loans	$477,138	$6,691	$7,472	$1,311	$492,612

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

An age analysis of past due loans, not including net deferred loan costs, segregated by portfolio segment and class of loans, as of June 30, 2017 and December 31, 2016, are detailed in the following tables:

	As of June 30, 2017
	30-59 Days	60-89 Days	90 Days
	Past Due	Past Due	and	Total		Total Loans
(In thousands)	And Accruing	And Accruing	Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$606	$1,138	$1,956	$3,700	$200,417	$204,117
Construction	-	-	-	-	6,640	6,640
Total residential mortgage loans	606	1,138	1,956	3,700	207,057	210,757
Commercial loans:
Real estate	608	712	1,424	2,744	172,993	175,737
Lines of credit	264	40	7	311	20,821	21,132
Other commercial and industrial	185	54	618	857	73,518	74,375
Tax exempt loans	-	-	-	-	11,446	11,446
Total commercial loans	1,057	806	2,049	3,912	278,778	282,690
Consumer loans:
Home equity and junior liens	12	66	341	419	24,838	25,257
Other consumer	9	4	47	60	30,437	30,497
Total consumer loans	21	70	388	479	55,275	55,754
Total loans	$1,684	$2,014	$4,393	$8,091	$541,110	$549,201

	As of December 31, 2016
	30-59 Days	60-89 Days	90 Days
	Past Due	Past Due	and	Total		Total Loans
(In thousands)	And Accruing	And Accruing	Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,247	$832	$2,560	$4,639	$194,361	$199,000
Construction	-	-	-	-	8,505	8,505
Total residential mortgage loans	1,115	832	2,560	4,639	202,866	207,505
Commercial loans:
Real estate	1,063	375	1,223	2,661	148,037	150,698
Lines of credit	819	-	-	819	22,406	23,225
Other commercial and industrial	333	-	640	973	66,673	67,646
Tax exempt loans	-	-	-	-	12,523	12,523
Total commercial loans	2,215	375	1,863	4,453	249,639	254,092
Consumer loans:
Home equity and junior liens	105	157	388	600	24,122	24,722
Other consumer	8	13	50	71	6,222	6,293
Total consumer loans	113	170	388	671	30,344	31,015
Total loans	$3,575	$1,377	$4,811	$9,763	$482,849	$492,612

Nonaccrual loans, segregated by class of loan, were as follows:

	June 30,	December 31,
(In thousands)	2017	2016
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,956	$2,560
	1,956	2,560
Commercial loans:
Real estate	1,424	1,223
Lines of credit	7	-
Other commercial and industrial	618	640
	2,049	1,863
Consumer loans:
Home equity and junior liens	341	338
Other consumer	47	50
	388	388
Total nonaccrual loans	$4,393	$4,811

The Company is required to disclose certain activities related to Troubled Debt Restructurings (“TDR”) in accordance with accounting guidance. Certain loans have been modified in a TDR where economic concessions have been granted to a borrower who is experiencing, or expected to experience, financial difficulties. These economic concessions could include a reduction in the loan interest rate, extension of payment terms, reduction of principal amortization, or other actions that it would not otherwise consider for a new loan with similar risk characteristics.

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

The Company had no loans that have been modified as TDRs for the three or six months ended June 30, 2017.

The table below details loans that had been modified as TDRs for the three months ended June 30, 2016.

	For the three months ended June 30, 2016
(In thousands)	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Additional provision for loan losses
Collectively evaluated for impairment:
Residential mortgage loans	1	$52	$54	$-

The TDR collectively evaluated for impairment has been classified as TDR due to economic concessions granted, which consisted of additional funds advanced without associated increases in collateral, an interest rate reduction and extended term.

The table below details loans that had been modified as TDRs for the six months ended June 30, 2016.

	For the six months ended June 30, 2016
(In thousands)	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Additional provision for loan losses
Collectively evaluated for impairment:
Residential mortgage loans	2	$97	$100	$-

The TDRs collectively evaluated for impairment have been classified as TDRs due to economic concessions granted, which consisted of additional funds advanced without associated increases in collateral, interest rate reductions and extended terms.

The Company is required to disclose loans that have been modified as TDRs within the previous 12 months in which there was payment default after the restructuring.  The Company defines payment default as any loans 90 days past due on contractual payments.

The Company had no loans that had been modified as TDRs during the twelve months prior to June 30, 2017, which had subsequently defaulted during the six months ended June 30, 2017.

The Company had no loans that had been modified as TDRs during the twelve months prior to June 30, 2016, which had subsequently defaulted during the six months ended June 30, 2016.

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

Impaired Loans

The following tables summarize impaired loan information by portfolio class at the indicated dates:

	June 30, 2017			December 31, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$95	$103	$-	$850	$857	$-
Commercial real estate	4,170	4,269	-	4,254	4,344	-
Commercial lines of credit	414	414	-	400	400	-
Other commercial and industrial	591	591	-	470	470	-
Home equity and junior liens	-	-	-	140	140	-
With an allowance recorded:
1-4 family first-lien residential mortgages	1,125	1,125	193	763	763	117
Commercial real estate	304	304	-	818	872	455
Commercial lines of credit	7	7	7	-	-	-
Other commercial and industrial	376	376	376	552	552	553
Home equity and junior liens	214	214	142	345	345	5
Total:
1-4 family first-lien residential mortgages	1,220	1,228	193	1,613	1,620	117
Commercial real estate	4,474	4,573	-	5,072	5,216	455
Commercial lines of credit	421	421	7	400	400	-
Other commercial and industrial	967	967	376	1,022	1,022	553
Home equity and junior liens	214	214	142	485	485	5
Totals	$7,296	$7,403	$718	$8,592	$8,743	$1,130

The following table presents the average recorded investment in impaired loans for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
1-4 family first-lien residential mortgages	$1,416	$602	$1,482	$559
Commercial real estate	4,508	4,298	4,696	4,342
Commercial lines of credit	418	501	412	526
Other commercial and industrial	984	647	997	685
Home equity and junior liens	215	288	305	288
Other consumer	-	3	-	4
Total	$7,541	$6,339	$7,892	$6,404

The following table presents the cash basis interest income recognized on impaired loans for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
1-4 family first-lien residential mortgages	$10	$5	$21	$12
Commercial real estate	50	27	95	52
Commercial lines of credit	1	-	1	-
Other commercial and industrial	12	12	25	21
Home equity and junior liens	3	2	4	4
Total	$76	$46	$146	$89

Note 7:   Allowance for Loan Losses

Summarized in the tables below are changes in the allowance for loan losses for the indicated periods and information pertaining to the allocation of the allowance for loan losses, balances of the allowance for loan losses, loans receivable based on individual, and collective impairment evaluation by loan portfolio class.  An allocation of a portion of the allowance to a given portfolio class does not limit the Company’s ability to absorb losses in another portfolio class.

	For the three months ended June 30, 2017
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$943	$-	$2,532	$365	$1,480
Charge-offs	(143)	-	-	-	(1)
Recoveries	-	-	-	-	13
Provisions	13	-	272	8	119
Ending balance	$813	$-	$2,804	$373	$1,611
Ending balance: related to loans individually evaluated for impairment	193	-	-	7	376
Ending balance: related to loans collectively evaluated for impairment	$620	$-	$2,804	$366	$1,235

Loans receivables:
Ending balance	$204,117	$6,640	$175,737	$21,132	$74,375
Ending balance: individually evaluated for impairment	1,220	-	4,474	421	967
Ending balance: collectively evaluated for impairment	$202,897	$6,640	$171,263	$20,711	$73,408

		Home equity	Other
	Municipal	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$509	$133	$1	$5,964
Charge-offs	-	-	(8)	-	(152)
Recoveries	-	1	9	-	23
Provisions (credits)	-	(17)	29	(1)	423
Ending balance	$1	$493	$163	$-	$6,258
Ending balance: related to loans individually evaluated for impairment	-	142	-	-	718
Ending balance: related to loans collectively evaluated for impairment	$1	$351	$163	$-	$5,540

Loans receivables:
Ending balance	$11,446	$25,257	$30,497		$549,201
Ending balance: individually evaluated for impairment	-	214	-		7,296
Ending balance: collectively evaluated for impairment	$11,446	$25,043	$30,497		$541,905

	For the six months ended June 30, 2017
	1-4 family
	first-lien				Other
	residential		Commercial	Commercial	commercial
(In thousands)	mortgage	Construction	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$759	$-	$2,935	$397	$1,658
Charge-offs	(156)	-	(505)	(53)	(17)
Recoveries	1	-	-	-	15
Provisions (credits)	209	-	374	29	(45)
Ending balance	$813	$-	$2,804	$373	$1,611

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$331	$166	$-	$6,247
Charge-offs	-	(69)	(40)	-	(840)
Recoveries	-	1	22	-	39
Provisions	-	230	15	-	812
Ending balance	$1	$493	$163	$-	$6,258

	For the three months ended June 30, 2016
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$642	$-	$2,884	$395	$1,213
Charge-offs	(30)	-	-	(22)	-
Recoveries	1	-	-	1	3
Provisions	14	-	187	31	25
Ending balance	$627	$-	$3,071	$405	$1,241
Ending balance: related to loans
individually evaluated for impairment	39	-	792	5	152
Ending balance: related to loans
collectively evaluated for impairment	$588	$-	$2,279	$400	$1,089

Loans receivables:
Ending balance	$188,455	$5,414	$132,433	$20,777	$66,632
Ending balance: individually
evaluated for impairment	600	-	4,244	415	560
Ending balance: collectively
evaluated for impairment	$187,855	$5,414	$128,189	$20,362	$66,072

		Home equity	Other
	Municipal	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2	$355	$145	$215	$5,851
Charge-offs	-	(29)	(10)	-	(91)
Recoveries	-	1	14	-	20
Provisions (credits)	(1)	23	(2)	(127)	150
Ending balance	$1	$350	$147	$88	$5,930
Ending balance: related to loans
individually evaluated for impairment	-	6	-	-	994
Ending balance: related to loans
collectively evaluated for impairment	$1	$344	$147	$88	$4,936

Loans receivables:
Ending balance	$8,265	$23,452	$5,396		$450,824
Ending balance: individually
evaluated for impairment	-	285	2		6,106
Ending balance: collectively
evaluated for impairment	$8,265	$23,167	$5,394		$444,718

	For the six months ended June 30, 2016
	1-4 family
	first-lien				Other
	residential		Commercial	Commercial	commercial
(In thousands)	mortgage	Construction	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$581	$-	$2,983	$401	$1,270
Charge-offs	(30)	-	-	(43)	-
Recoveries	1	-	-	9	7
Provisions (credits)	75	-	88	38	(36)
Ending balance	$627	$-	$3,071	$405	$1,241

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$3	$350	$118	$-	$5,706
Charge-offs	-	(89)	(19)	-	(181)
Recoveries	-	3	25	-	45
Provisions (credits)	(2)	86	23	88	360
Ending balance	$1	$350	$147	$88	$5,930

The Company’s methodology for determining its allowance for loan losses includes an analysis of qualitative factors that are added to the historical loss rates in arriving at the total allowance for loan losses needed for this general pool of loans.  The qualitative factors include:

•	Changes in national and local economic trends;
•	The rate of growth in the portfolio;
•	Trends of delinquencies and nonaccrual balances;
•	Changes in loan policy; and
•	Changes in lending management experience and related staffing.

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation.  These qualitative factors, applied to each product class, make the evaluation inherently subjective, as it requires material estimates that may be susceptible to significant revision as more information becomes available.  Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan losses analysis and calculation.

The allocation of the allowance for loan losses summarized on the basis of the Company’s calculation methodology was as follows:

	June 30, 2017
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$193	$-	$-	$7	$376
Historical loss rate	75	-	105	39	24
Qualitative factors	545	-	2,699	327	1,211
Total	$813	$-	$2,804	$373	$1,611

		Home equity	Other
(In thousands)	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$142	$-	$-	$718
Historical loss rate	-	50	29	-	322
Qualitative factors	1	301	134	-	5,218
Total	$1	$493	$163	$-	$6,258

	June 30, 2016
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$39	$-	$792	$5	$152
Historical loss rate	85	-	77	35	72
Qualitative factors	503	-	2,202	365	1,017
Total	$627	$-	$3,071	$405	$1,241

		Home equity	Other
(In thousands)	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$6	$-	$-	$994
Historical loss rate	-	29	39	-	337
Qualitative factors	1	315	108	88	4,599
Total	$1	$350	$147	$88	$5,930

Note 8:   Foreclosed Real Estate

The Company is required to disclose the carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession of the property at each reporting period.

(Dollars in thousands)	Number of properties	June 30, 2017	Number of properties	December 31, 2016
Foreclosed residential real estate	5	$474	7	$393

At June 30, 2017, the Company reported $441,000 in residential real estate loans in the process of foreclosure.

Note 9:   Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  The Company had $2.2 million of standby letters of credit as of June 30, 2017.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.   The fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

Note 10:   Fair Value Measurements

Accounting guidance related to fair value measurements and disclosures specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair value hierarchy:

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs, minimize the use of unobservable inputs, to the extent possible, and considers counterparty credit risk in its assessment of fair value.

The Company used the following methods and significant assumptions to estimate fair value:

Investment securities:  The fair values of securities available-for-sale are obtained from an independent third party and are based on quoted prices on nationally recognized securities exchanges where available (Level 1).  If quoted prices are not available, fair values are measured by utilizing matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2).  Management made no adjustment to the fair value quotes that were received from the independent third party pricing service.  During the third quarter of 2015, the Company purchased $313,000 of the common stock of a community-based financial institution that conducts its operations outside of the Company’s primary market area.  During the second quarter of 2016, the Company purchased an additional $130,000 of this common stock. The first purchase was in conjunction with a capital raise by the financial institution that attracted multiple investors and the second purchase was made in a private sale. The stock of this financial institution is not traded on any exchange and there are no quoted market prices available for this security (Level 3).  Management has reviewed the results of the financial operations of the financial institution for the quarter ended June 30, 2017 and has concluded that this investment was appropriately valued at the acquisition cost of its most recent purchase, which was considered to be its fair value as of the measurement date.

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

Impaired loans: Impaired loans are those loans in which the Company has measured impairment based on the fair value of the loan’s collateral or the discounted value of expected future cash flows.  Fair value is generally determined based upon market value evaluations by third parties of the properties and/or estimates by management of working capital collateral or discounted cash flows based upon expected proceeds.  These appraisals may include up to three approaches to value: the sales comparison approach, the income approach (for income-producing property), and the cost approach.  Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as, changes in absorption rates or market conditions from the time of valuation and anticipated sales values considering management’s plans for disposition.  Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets.  These measurements are classified as Level 3 within the valuation hierarchy. Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.

Foreclosed real estate:  Fair values for foreclosed real estate are initially recorded based on market value evaluations by third parties, less costs to sell (“initial cost basis”).  Any write-downs required when the related loan receivable is exchanged for the underlying real estate collateral at the time of transfer to foreclosed real estate are charged to the allowance for loan losses.  Values are derived from appraisals, similar to impaired loans, of underlying collateral or discounted cash flow analysis.  Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the initial cost basis.  In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as, changes in absorption rates and market conditions from the time of valuation and anticipated sales values considering management’s plans for disposition.  Either change could result in adjustment to lower the property value estimates indicated in the appraisals.  These measurements are classified as Level 3 within the fair value hierarchy.

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	June 30, 2017
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$25,183	$-	$25,183
State and political subdivisions	-	14,022	-	14,022
Corporate	-	10,114	-	10,114
Asset backed securities	-	4,649	-	4,649
Residential mortgage-backed - US agency	-	30,578	-	30,578
Collateralized mortgage obligations - US agency	-	45,642	-	45,642
Collateralized mortgage obligations - Private label	-	8,417	-	8,417
Equity investment securities:
Common stock - Financial services industry	-	220	456	676
Total available-for-sale securities	$-	$138,825	$456	$139,281

	December 31, 2016
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$24,184	$-	$24,184
State and political subdivisions	-	16,481	-	16,481
Corporate	-	15,195	-	15,195
Asset backed securities		6,664		6,664
Residential mortgage-backed - US agency	-	30,566	-	30,566
Collateralized mortgage obligations - US agency	-	40,986	-	40,986
Collateralized mortgage obligations - Private label	-	6,577	-	6,577
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	626	-	-	626
Common stock - Financial services industry	-	220	456	676
Total available-for-sale securities	$626	$140,873	$456	$141,955

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended June 30, 2017 were as follows:

(In thousands)	Common Stock - Financial Services Industry
Balance - March 31, 2017	$456
Total gains realized/unrealized:
Included in earnings	-
Included in other comprehensive income	-
Settlements	-
Sales	-
Balance - June 30, 2017	$456
Changes in unrealized gains included in earnings related to assets still held at June 30, 2017	$-

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the six months ended June 30, 2017 were as follows:

(In thousands)	Common Stock - Financial Services Industry
Balance - December 31, 2016	$456
Total gains realized/unrealized:
Included in earnings	-
Included in other comprehensive income	-
Settlements	-
Sales	-
Balance - June 30, 2017	$456
Changes in unrealized gains included in earnings related to assets still held at June 30, 2017	$-

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company's investments that are categorized within Level 3 of the fair value hierarchy at the indicated dates:

(In thousands)	At June 30, 2017
Investment Type	Fair Value	Valuation Techniques	Unobservable Input	Weight
Common Stock - Financial Services Industry	$456	Inputs to comparables	Weight ascribed to comparable companies	100%

(In thousands)	At December 31, 2016
Investment Type	Fair Value	Valuation Techniques	Unobservable Input	Weight
Common Stock - Financial Services Industry	$456	Inputs to comparables	Weight ascribed to comparable companies	100%

Pathfinder Bank had the following assets measured at fair value on a nonrecurring basis as of June 30, 2017 and December 31, 2016:

		June 30, 2017
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$388	$388
Foreclosed real estate	$-	$-	$440	$440

		December 31, 2016
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$4,049	$4,049
Foreclosed real estate	$-	$-	$393	$393

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at the indicated dates.

Quantitative Information about Level 3 Fair Value Measurements

	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At June 30, 2017
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 10% (6%)
	(Sales Approach)	Costs to Sell	8% - 13% (11%)
Discounted Cash Flow

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15% (15%)
	(Sales Approach)	Costs to Sell	6% - 8% (7%)

Quantitative Information about Level 3 Fair Value Measurements

	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2016
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 10% (5%)
	(Sales Approach)	Costs to Sell	8% - 13% (10%)
Discounted Cash Flow

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15% (15%)
	(Sales Approach)	Costs to Sell	6% - 8% (7%)

There have been no transfers of assets into or out of any fair value measurement level during the quarter ended June 30, 2017.

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective period-ends, and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The Company, in estimating its fair value disclosures for financial instruments, used the following methods and assumptions:

Cash and cash equivalents – The carrying amounts of these assets approximate their fair value and are classified as Level 1.

Investment securities – The fair values of securities available-for-sale and held-to-maturity are obtained from an independent third party and are based on quoted prices on nationally recognized exchange where available (Level 1).  If quoted prices are not available, fair values are measured by utilizing matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2).  Management made no adjustment to the fair value quotes that were received from the independent third party pricing service.  During the third quarter of 2015, the Company purchased $313,000 of the common stock of a community-based financial institution that conducts its operations outside of the Company’s primary market area.  During the second quarter of 2016, the Company purchased an additional $130,000 of this common stock. The first purchase was in conjunction with a capital raise by the financial institution that attracted multiple investors and the second purchase was made in a private sale. The stock of this financial institution is not traded on any exchange and there are no quoted market prices available for this security (Level 3).  Management has reviewed the results of the financial operations of the financial institution for the quarter ended June 30, 2017 and has concluded that this investment was appropriately valued at the acquisition cost of its most recent purchase, which was considered to be its fair value as of the measurement date.

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

Borrowings – Fixed/variable term “bullet” structures are valued using a replacement cost of funds approach.  These borrowings are discounted to the FHLBNY advance curve.  Option structured borrowings’ fair values are determined by the FHLB for borrowings that include a call or conversion option.  If market pricing is not available from this source, current market indications from the FHLBNY are obtained and the borrowings are discounted to the FHLBNY advance curve less an appropriate spread to adjust for the option. These measurements are classified as Level 2 within the fair value hierarchy.

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

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		June 30, 2017		December 31, 2016
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$15,324	$15,324	$22,419	$22,419
Investment securities - available-for-sale	1	-	-	626	626
Investment securities - available-for-sale	2	138,825	138,825	140,873	140,873
Investment securities - available-for-sale	3	456	456	456	456
Investment securities - held-to-maturity	2	67,193	68,041	54,645	54,429
Federal Home Loan Bank stock	2	4,450	4,450	3,250	3,250
Net loans	3	542,567	542,162	485,900	484,704
Accrued interest receivable	1	2,679	2,679	2,532	2,532

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$460,321	$460,321	$421,627	$421,627
Time Deposits	2	183,522	183,387	189,356	189,197
Borrowings	2	84,696	84,567	58,947	58,918
Subordinated loans	2	15,042	14,274	15,025	14,310
Accrued interest payable	1	106	106	75	75

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

On four occasions during the first half of 2017, the Company sold, and subsequently repurchased, a U.S. Treasury security in the approximate amount of $40.0 million.  These transactions were intended to act as hedges against rising short-term interest rates.  The Company was in controlling possession of, but did not own, the securities at the time of each sale. The securities had been received by the Company, under industry-standard repurchase agreements, from an unrelated third party as collateral for a series of 30-day loans of approximately $40.0 million which were made at market rates of interest to that third party. The security sale on each occasion provided the funds necessary to advance the loan to the third party and placed the Company in what is generally described as a “short position” with respect to the sold U.S. Treasury security.  These transactions acted as a hedge against rising short-term interest rates because the price of each sold security would be expected to decline in a rising short-term interest rate environment and could therefore be re-acquired at the conclusion of each 30-day loan period at a price lower than the price at which the security was originally sold.  Short-term rates rose over the combined duration of these transactions and, consequently, the Company recognized aggregate gains on the sale and repurchase of the securities in the amounts of $156,000 and $250,000 for the three and six months ended June 30, 2017, respectively.  The transactions’ gains were characterized as capital gains for tax purposes.  These capital gains utilized existing, previously reserved-for, capital loss tax carryforwards that were established in 2013.  The Company recognized tax benefits related to these transactions of $60,000 and $96,000 for the three and six months ended June 30, 2017, respectively.  The tax benefits arose from the reversal of reserves established in 2013 against the portion of the Company’s deferred tax asset related to existing capital loss carryforward positions.  The reserves were originally established due to the uncertainty of the Company’s ability to generate future capital gain income within the five-year statutory life of the capital loss carryforward position under the Internal Revenue Code. The recognized tax benefit from the reversal of those reserves reduced the Company’s effective tax rate from what would have been 26.7% to 21.3% in the second quarter of 2017 and from would have been 27.1% to 22.6% for the six months ended June 30, 2017.

The capital gain income and the additional recognized tax benefits derived from these hedge transactions during the three months ended June 30, 2017, were partially offset by an additional $137,000 in after-tax interest expense derived from additional pre-tax interest expense on borrowings of $222,000 in the three month period.  The capital gain income and the additional recognized tax benefits derived from these transactions were partially offset by an additional $266,000 in after-tax interest expense on borrowings derived from additional pre-tax interest expense on borrowings of $430,000 that reduced pretax net interest margin by that amount in the six month period.  In total, after-tax net income increased by $79,000 and $80,000 for the three and six months ended June 30, 2017, respectively, as a result of these hedging transactions. The Company initially incurred consulting and placement fees of $128,000 related to these transactions, of which $49,000 has been charged to interest expense and included in the additional interest expense totals discussed above. The remaining $79,000 in consulting and placement fees has been recorded on the Company’s Consolidated Statements of Condition at June 30, 2017 as deferred fees and will be recognized ratably as interest expense on the occasions that this hedging position is reestablished in future periods.  The hedge position was closed as of June 30, 2017 and, other than the deferred fees of $77,000 discussed above, had no effect on the Company’s consolidated financial condition at that date.

Note 12:   Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) (“AOCI”), net of tax, for the periods indicated are summarized in the table below.

	For the three months ended June 30, 2017
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Financial Derivative	Unrealized Gains and Losses on Available- for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(1,490)	$-	$(1,275)	$(442)	$(3,207)
Other comprehensive income before reclassifications	-	-	832	13	845
Amounts reclassified from AOCI	22	-	(80)	-	(58)
Ending balance	$(1,468)	$-	$(523)	$(429)	$(2,420)

	For the three months ended June 30, 2016
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Financial derivative	Unrealized Gains and Losses on Available- for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(1,812)	$(8)	$322	$(633)	$(2,131)
Other comprehensive income before reclassifications	-	1	4	21	26
Amounts reclassified from AOCI	33	7	80	-	120
Ending balance	$(1,779)	$-	$406	$(612)	$(1,985)

	For the six months ended June 30, 2017
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Financial derivative	Unrealized Gains and Losses on Available- for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(1,513)	$-	$(1,845)	$(464)	$(3,822)
Other comprehensive income before reclassifications	-	-	1,445	35	1,480
Amounts reclassified from AOCI	45	-	(123)	-	(78)
Ending balance	$(1,468)	$-	$(523)	$(429)	$(2,420)

	For the six months ended June 30, 2016
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Financial derivative	Unrealized Gains and Losses on Available- for-Sale Securities	Securities reclassified from AFS to HTM	Total
Beginning balance	$(1,844)	$(16)	$(51)	$(654)	(2,565)
Other comprehensive income before reclassifications	-	1	329	42	372
Amounts reclassified from AOCI	65	15	128	-	208
Ending balance	$(1,779)	$-	$406	$(612)	$(1,985)

The following table presents the amounts reclassified out of each component of AOCI for the indicated period:

	Amount Reclassified			Amount Reclassified
	from AOCI[1]			from AOCI[1]
	(Unaudited)			(Unaudited)
(In thousands)	For the three months ended			For the six months ended
Details about AOCI[1] components	June 30, 2017	June 30, 2016	Affected Line Item in the Statement of Income	June 30, 2017	June 30, 2016
Unrealized holding gain on financial derivative:
Reclassification adjustment for interest expense included in net income	$-	$(11)	Interest on long term borrowings	$-	$(25)
	-	4	Provision for income taxes	-	10
	$-	$(7)	Net Income	$-	$(15)
Retirement plan items
Retirement plan net losses recognized in plan expenses[2]	$(37)	$(54)	Salaries and employee benefits	$(73)	$(109)
	15	21	Provision for income taxes	28	44
	$(22)	$(33)	Net Income	$(45)	$(65)

Available-for-sale securities
Realized gain on sale of securities	$135	$(132)	Net gains on sales and redemptions of investment securities	$206	$(212)
	(55)	52	Provision for income taxes	(83)	84
	$80	$(80)	Net Income	$123	$(128)

1 Amounts in parentheses indicates debits in net income.

2 These items are included in net periodic pension cost.

   See Note 5 for additional information.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

General

The Company is a Maryland corporation headquartered in Oswego, New York.  The primary business of the Company is its investment in Pathfinder Bank (the "Bank"), a New York State chartered commercial bank, which is 100% owned by the Company and the Company is 100% owned by public shareholders.  The Bank has three wholly owned operating subsidiaries, Pathfinder Risk Management Company, Inc. (“PRMC”), Pathfinder REIT, Inc. and Whispering Oaks Development Corp. All significant inter-company accounts and activity have been eliminated in consolidation.  Although the Company owns, through its subsidiary PRMC, 51% of the membership interest in FitzGibbons Agency, LLC (“FitzGibbons”), the Company is required to consolidate 100% of FitzGibbons within the consolidated financial statements.  The 49% of which the Company does not own is accounted for separately as noncontrolling interests within the consolidated financial statements.  At June 30, 2017, the Company and subsidiaries had total assets of $811.2 million, total liabilities of $749.7 million and shareholders' equity of $61.1 million plus noncontrolling interest of $467,000, which represents the 49% of FitzGibbons not owned by the Company.

The following discussion reviews the Company's financial condition at June 30, 2017 and the results of operations for the three and six month periods ended June 30, 2017 and 2016. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Statement Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to:

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Company’s loan or investment portfolios. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

The most significant accounting policies followed by the Company are presented in Note 1 to the annual audited consolidated financial statements included in the 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2017 (“the consolidated financial statements”).  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the allowance for loan losses, deferred income taxes, pension obligations, the evaluation of investment securities for other than temporary impairment, the estimation of fair values for accounting and disclosure purposes, and the evaluation of goodwill for impairment to be the accounting areas that require the most subjective and complex judgments.  These areas could be the most subject to revision as new information becomes available.

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

Our Allowance for Loan and Lease Losses policy establishes criteria for selecting loans to be measured for impairment based on the following:

Residential and Consumer Loans:

•	All loans rated substandard or worse, on nonaccrual, and above our total related credit (“TRC”) threshold balance of $300,000.
•	All Troubled Debt Restructured Loans

Commercial Lines and Loans, Commercial Real Estate and Tax-exempt loans:

•	All loans rated substandard or worse, on nonaccrual, and above our TRC threshold balance of $100,000.
•	All Troubled Debt Restructured Loans

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

Deferred income tax assets and liabilities are determined using the liability method.  Under this method, the net deferred tax asset or liability is recognized for the future tax consequences.  This is attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating and capital loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The affect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  If current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established.  The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.  Valuation allowances of $54,000 and $150,000 were maintained at June 30, 2017 and December 31, 2016, respectively, as management believes it may not generate sufficient capital gains to offset its capital loss carry forward.  The Company’s effective tax rate differs from the statutory rate due primarily to non-taxable income from specific types of investment securities and loans, and bank owned life insurance.

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

The Company carries all of its available-for-sale investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to shareholders' equity and included in accumulated other comprehensive income (loss), except for the credit-related portion of debt security impairment losses and other-than-temporary impairment (“OTTI”) of equity securities which are charged to earnings.  The Company's ability to fully realize the value of its investments in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.  In evaluating the debt security (both available-for-sale and held-to-maturity) portfolio for other-than-temporary impairment losses, management considers (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) if the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. When the fair value of a held-to-maturity or available-for-sale security is less than its amortized cost basis, an assessment is made as to whether OTTI is present.  The Company considers numerous factors when determining whether a potential OTTI exists and the period over which the debt security is expected to recover.  The principal factors considered are (1) the length of time and the extent to which the fair value has been less than the amortized cost basis, (2) the financial condition of the issue and (guarantor, if any) and adverse conditions specifically related to the security, industry or geographic area, (3) failure of the issuer of the security to make scheduled interest or principal payments, (4) any changes to the rating of the security by a NRSRO, and (5) the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies.

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

Recent Events

On June 29, 2017, the Company announced that its Board of Directors declared a quarterly dividend of $0.0525 per common share.  The dividend is payable on August 4, 2017 to shareholders of record on July 14, 2017.

Overview and Results of Operations

The following represents the significant highlights of the Company’s operating results between the second quarter of 2017 and the second quarter of 2016.

•	Net income increased $88,000, or 10.6%, to $920,000.
•	Basic earnings per share increased $0.03 per share.
•	Diluted earnings per share increased $0.02 per share.
•	Return on average assets decreased four basis points to 0.46% as the increase in average assets outpaced the increase in net income.
•

Net interest income, after provision for loan losses, increased 6.5% to $5.2 million.  This increase in earnings was due to the increase in average balances of interest earning assets, which more than offset a decrease in net interest margin.

•	Net interest margin decreased by 23 basis points to 2.93%, primarily as a result of a 26 basis point increase in average rates paid on interest bearing liabilities.

The following represents significant highlights of the Company’s operating results between the first six months of 2017 and the first six months of 2016.

•	Net income improved by $227,000, or 15.2%, to $1.7 million.
•	Basic earnings per share improved by $0.06 to $0.42 per share.
•	Diluted earnings per share increased $0.06 to $0.41 per share.
•	Return on average assets decreased by two basis points to 0.43% as the increase in average assets outpaced the increase in net income.
•

Net interest income, after provision for loan losses, increased 8.4% to $10.3 million.  This increase in earnings was due to the increase in average balances of interest earning assets, which more than offset a decrease in net interest margin.

•	Net interest margin decreased by 21 basis points to 2.95%, primarily as a result of a 22 basis point increase in average rates paid on interest bearing liabilities.

The following reflects the significant changes in financial condition between December 31, 2016 and June 30, 2017.

•

Total assets increased 8.3% to $811.2 million primarily due to increases in loans and investment securities.  These increases were funded largely by increases in time and core deposits as well as increases in borrowed funds.

•

Asset quality metrics generally improved between December 31, 2016 and June 30, 2017. Total delinquent loans, as a percentage of total loans, decreased by 51 basis points to 1.47% at June 30, 2017 as compared to 1.98% at December 31, 2016.

We had net income available to common shareholders of $920,000 for the three months ended June 30, 2017 compared to net income available to common shareholders of $832,000 for the three months ended June 30, 2016.  The $88,000 increase in net income was due primarily to a $1.2 million increase in interest and dividend income and a $37,000 increase in noninterest income, partially offset by an increase of $630,000 in interest expense, an increase of $273,000 in provision for loan losses, a $246,000 increase in noninterest expenses, and a $13,000 increase in income tax expense.

Net interest income before the provision for loan losses increased $588,000 to $5.6 million for the three months ended June 30, 2017 as compared to the same three month period in the previous year.  The $588,000 increase in net interest income before the provision for loan losses was a result of the increase in average interest-earning asset balances, partially offset by an increase in the average balance and average cost of interest-bearing liabilities between the year-over-year second quarter periods.

The $37,000 increase in noninterest income in the quarter ended June 30, 2017, as compared to the same quarterly period in 2016, was primarily the result of increases of $40,000 and $19,000 in other charges, commissions & fees income, and debit card interchange fees, respectively.  Partially offsetting these increases in noninterest income were decreases of $11,000 for service charges on deposit accounts and an increase in net losses on the sales of loans and foreclosed real estate of $11,000 in the quarter ended June 30, 2017, as compared with the same quarterly period in 2016.

The $246,000 increase in noninterest expenses was due primarily to an increase of $166,000, or 6.3%, in salaries and employee benefits expense that reflected an increase in staffing levels intended to meet increased loan demand and to better serve customers and potential customers as the Bank’s operations continue to expand into Onondaga County.  All other noninterest expenses increased $80,000, or 3.7%, in aggregate in the quarter ended June 30, 2017, as compared with the same three-month period of 2016 and resulted from general inflationary factors affecting a broad category of individually immaterial items.

The $273,000 increase in the provision for loan losses in the quarter ended June 30, 2017, as compared with the same quarter of 2016, was due principally to the $98.4 million, or 22.4%, increase in average loan balances in the second quarter of 2017 as compared with the same quarter of 2016 and the corresponding increase in the estimable and probable loan losses inherent in the loan portfolio.

In comparing the year-over-year second quarter periods, the return on average assets decreased four basis points to 0.46% due to the combined effects of the increase in net income (the numerator in the ratio) and the increase in average assets (the denominator in the ratio).  Average assets increased due to the combined increase of $137.7 million in average loans and average taxable investment securities seen in the second quarter of 2017 as compared to the second quarter of 2016.  Average deposits increased $115.2 million in the second quarter of 2017, as compared with the same quarter in 2016, due to increased consumer deposits, continued growth in municipal depositor relationships, and increased commercial deposits resulting in part from new loan account relationships, particularly in Onondaga County.

We had net income available to common shareholders of $1.7 million for the six months ended June 30, 2017 compared to net income available to common shareholders of $1.5 million for the six months ended June 30, 2016.  The $243,000 increase in net income available to common shareholders was due primarily to a $2.4 million increase in interest and dividend income, and a $15,000 decrease in income tax expense, partially offset by an increase of $1.1 million in interest expense, an increase of $452,000 in provision for loan losses, and a $542,000 increase in noninterest expenses.  In addition,

Net interest income before the provision for loan losses increased $1.2 million to $11.1 million for the six months ended June 30, 2017 as compared to the same six month period in the previous year.  The $1.2 million increase in net interest income before the provision for loan losses was a result of the increase in average interest-earning asset balances, partially offset by an increase in the average balance and average cost of interest-bearing liabilities between the year-over-year six month periods.

The $542,000 increase in noninterest expenses was due primarily to an increase of $331,000, or 6.2%, in salary and employee benefits expense that reflected an increase in staffing levels intended to meet increased loan demand and to better serve customers and potential customers as the Bank’s operations continue to expand into Onondaga County.  In addition, building and occupancy expenses increased $182,000, or 20.5%, in the six months ended June 30, 2017, as compared to the same six month period in 2016, primarily due to the effects of increased depreciation related to recently completed modernization projects for a significant portion of its occupied and available-for-lease facilities and the timing of certain maintenance activities.  All other noninterest expenses increased $29,000, or 0.9%, in aggregate in the quarter ended June 30, 2017, as compared with the same six month period of 2016 and resulted from general inflationary factors affecting a broad category of individually immaterial items.

The $452,000 increase in the provision for loan losses in the six months ended June 30, 2017, as compared with the same six month period in 2016, was due principally to the $85.8 million, or 19.6%, increase in average loan balances in the first half of 2017 as compared with the same six month period in 2016 and the corresponding increase in the estimable and probable loan losses inherent in the loan portfolio.

Return on average assets decreased two basis points to 0.43% between the year-over-year six month periods due to reasons similar to those mentioned above for the year-over-year second quarter comparisons.

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

	For the three months ended June 30,
	2017			2016
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$538,926	$5,869	4.36%	$440,435	$5,047	4.58%
Taxable investment securities	182,489	997	2.19%	143,281	607	1.69%
Tax-exempt investment securities	28,880	190	2.63%	29,350	200	2.73%
Fed funds sold and interest-earning deposits	12,845	28	0.87%	18,953	12	0.25%
Total interest-earning assets	763,140	7,084	3.71%	632,019	5,866	3.71%
Noninterest-earning assets:
Other assets	50,724			39,760
Allowance for loan losses	(6,062)			(5,895)
Net unrealized gains
on available-for sale-securities	(1,542)			537
Total assets	$806,260			$666,421
Interest-bearing liabilities:
NOW accounts	$63,458	$25	0.16%	$54,299	$21	0.15%
Money management accounts	13,531	6	0.18%	14,587	9	0.25%
MMDA accounts	239,811	317	0.53%	174,599	183	0.42%
Savings and club accounts	85,167	21	0.10%	80,487	19	0.09%
Time deposits	182,099	526	1.16%	158,352	340	0.86%
Subordinated loans	15,036	197	5.24%	15,002	201	5.36%
Borrowings	59,086	411	2.78%	39,666	100	1.01%
Total interest-bearing liabilities	658,188	1,503	0.91%	536,992	873	0.65%
Noninterest-bearing liabilities:
Demand deposits	82,071			68,632
Other liabilities	5,186			3,825
Total liabilities	745,445			609,449
Shareholders' equity	60,815			56,970
Total liabilities & shareholders' equity	$806,260			$666,419
Net interest income		$5,581			$4,993
Net interest rate spread			2.80%			3.06%
Net interest margin			2.93%			3.16%
Ratio of average interest-earning assets
to average interest-bearing liabilities			115.95%			117.70%

	For the six months ended June 30,
	2017			2016
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$523,025	$11,610	4.44%	$437,188	$9,971	4.56%
Taxable investment securities	175,236	1,888	2.15%	138,805	1,190	1.71%
Tax-exempt investment securities	30,371	383	2.52%	28,351	391	2.76%
Fed funds sold and interest-earning deposits	22,929	73	0.64%	17,195	26	0.30%
Total interest-earning assets	751,561	13,954	3.71%	621,539	11,578	3.72%
Noninterest-earning assets:
Other assets	52,733			41,712
Allowance for loan losses	(6,177)			(5,849)
Net unrealized gains
on available for sale securities	(2,065)			455
Total assets	$796,052			$657,857
Interest-bearing liabilities:
NOW accounts	$64,492	$48	0.15%	$55,038	$40	0.15%
Money management accounts	13,992	14	0.20%	14,274	16	0.22%
MMDA accounts	227,420	560	0.49%	168,922	372	0.44%
Savings and club accounts	84,340	41	0.10%	78,686	36	0.09%
Time deposits	180,854	997	1.10%	155,899	683	0.88%
Subordinated loans	15,032	390	5.19%	14,998	404	5.39%
Borrowings	63,087	826	2.62%	36,100	194	1.07%
Total interest-bearing liabilities	649,217	2,876	0.89%	523,917	1,745	0.67%
Noninterest-bearing liabilities:
Demand deposits	81,724			67,392
Other liabilities	5,031			4,247
Total liabilities	735,972			595,556
Shareholders' equity	60,080			62,303
Total liabilities & shareholders' equity	$796,052			$657,859
Net interest income		$11,078			$9,833
Net interest rate spread			2.82%			3.06%
Net interest margin			2.95%			3.16%
Ratio of average interest-earning assets
to average interest-bearing liabilities			115.76%			118.63%

As indicated in the above tables, net interest income, before provision for loan losses, increased $588,000, or 11.8%, to $5.6 million for the three months ended June 30, 2017 as compared to the same prior year period.  This increase was due principally to the $131.1 million, or 20.8%, increase in average balances of interest earning assets, whose overall average yield remained constant at 3.71%.  These positive factors on net interest income were partially offset by an increase in the average balance of interest-bearing liabilities of $121.2 million, or 22.6%, and an increase of 26 basis points on the average interest rate paid on those liabilities.   In total, net interest margin decreased 23 basis points to 2.93% due largely to the increase in rates paid on average interest bearing liabilities, as noted above.  The following analysis should also be viewed in conjunction with the table below which reports the changes in net interest income attributable to rate and volume.

Interest income increased $1.2 million, or 20.8%, to $7.1 million for the three months ended June 30, 2017 compared to the same three month period in 2016.  The increase in interest income was due principally to the increase in average balances of loans and taxable investment securities which increased 22.4% and 27.4%, respectively, between the year-over-year second quarter periods.  The increase in the average balances of loans reflects the Company’s continued success in its expansion within the greater Syracuse market.  The effect on interest income from the increase in average loan balances was partially offset by a decrease in the average yield on loans of 22 basis points. The decrease in the average yield on loans was the result of new loan production being added to the loan portfolio at rates slightly lower than the average rates of the previously existing portfolio. Further supporting the quarter-over-quarter increase in interest income, the average balance of taxable investment securities increased by $39.2 million and the average yield on that portfolio improved 50 basis points to 2.19%.  The increase in the average yield on taxable investment securities was the result of an increase in book yields on adjustable-rate securities and the purchase of new securities, often with longer durations or more credit risk exposure, at rates higher than the average rates of securities within the previously-existing portfolio whose balances continue to be reduced by amortization and maturities.

Interest expense for the three months ended June 30, 2017 increased $630,000, or 72.2%, to $1.5 million when compared to the same prior year period.  Deposit interest expense increased $323,000, or 56.5%, due to a $101.7 million increase in the average balance of interest-bearing deposits accompanied by a 14 basis points increase in the average rate paid on these deposits to 0.61% for the three months ended June 30, 2017, as compared with the same three month period in 2016. This increase was primarily due to a 30 basis points increase in the average rate paid on time deposits during the three months ended June 30, 2017 as compared to the same time period in 2016, reflecting the competitive environment for such deposits within the Company’s marketplace and a general increase in short-term interest rates nationally. In addition to the increase in interest expense on deposits, the Company also saw an increase of $311,000 in interest expense on borrowed funds in the three months ended June 30, 2017, as compared with the same three month period in 2016.  This increase in interest expense related to borrowed funds between the year-over-year periods was primarily due to general increases in short-term interest rates that occurred since the second quarter of 2016 and an additional $222,000 in interest expense incurred on short-term interest rate risk hedging transactions.

For the six month period ended June 30, 2017, net interest income, before the provision for loan losses, increased $1.2 million, or 12.7%, to $11.1 million compared to the six months ended June 30, 2016.  Interest income increased $2.4 million, or 20.5%, to $14.0 million for the six months ended June 30, 2017 compared to the same six month period in 2016.  The increase in interest income was due principally to the increase in average balances of loans and taxable investment securities which increased 19.6% and 26.3%, respectively, between the year-over-year six-month periods.  The increase in the average balances of loans reflects the Company’s continued success in its expansion within the greater Syracuse market.  These increases were also positively affected by the increase in the average yield on taxable investment securities of 44 basis points.  These increases helped offset the year-over-year six month decrease in the average yield on loans of 12 basis points.  This decrease in the average yield on loans was the result of new loan production being added to the loan portfolio at rates slightly lower than the average rates of the previously existing portfolio.  The increase in the average yield on taxable investment securities was the result of an increase in book yields on adjustable-rate securities and the purchase of new securities, often with longer durations or more credit risk exposure, at rates higher than the average rates of securities within the previously-existing portfolio whose balances continue to be reduced by amortization and maturities.

Interest expense for the six months ended June 30, 2017 increased $1.1 million, or 64.8%, to $2.9 million due principally to the increase in average interest-bearing liabilities of $125.3 million along with a 22 basis points increase in the average rate paid on these liabilities to 0.89%.  The increase in average rates paid on interest-bearing liabilities was due to a $513,000 increase in deposit interest expense, including a $314,000 increase in the interest paid on time deposits, and a $632,000 increase interest expense on borrowed funds, including $430,000 in interest expense paid for short-term interest-rate risk hedging transactions. The average balances of interest-bearing deposits, which include brokered deposits, increased $98.3 million between the year-over-year six month periods.  Deposit interest expense increased 9 basis points to 0.58% for the six months ended June 30, 2017 as compared with the same six month period in 2016.  This increase was primarily due to a 22 basis points increase in the average rate paid on time deposits during the six months ended June 30, 2017 as compared to the same time period in 2016, reflecting the competitive environment for such deposits within the Company’s marketplace and a general increase in short-term interest rates.

Rate/Volume Analysis

Net interest income can also be analyzed in terms of the impact of changing interest rates on interest-earning assets and interest-bearing liabilities and changes in the volume or amount of these assets and liabilities. The following table represents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (change in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) total increase or decrease.  Changes attributable to both rate and volume have been allocated ratably.

	Three months ended June 30,			Six months ended June 30,
	2017 vs. 2016			2017 vs. 2016
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Loans	$2,313	$(1,491)	$822	$2,381	$(742)	$1,639
Taxable investment securities	189	201	390	353	345	698
Tax-exempt investment securities	(3)	(7)	(10)	57	(65)	(8)
Interest-earning deposits	(25)	41	16	11	36	47
Total interest income	2,474	(1,256)	1,218	2,802	(426)	2,376
Interest Expense:
NOW accounts	4	-	4	7	1	8
Money management accounts	(1)	(2)	(3)	-	(2)	(2)
MMDA accounts	79	55	134	140	48	188
Savings and club accounts	1	1	2	3	2	5
Time deposits	56	130	186	120	194	314
Subordinated loans	3	(7)	(4)	3	(17)	(14)
Borrowings	68	243	311	216	416	632
Total interest expense	210	420	630	489	642	1,131
Net change in net interest income	$2,264	$(1,676)	$588	$2,313	$(1,068)	$1,245

Provision for Loan Losses

We establish a provision for loan losses, which is charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The provision for loan losses represents management’s estimate of the amount necessary to maintain the allowance for loan losses at an adequate level.

Management extensively reviews recent trends in historical losses, environmental factors and specific reserve needs on loans individually evaluated for impairment in its determination of the adequacy of the allowance for loan losses. We recorded $423,000 in provision for loan losses for the three month period ended June 30, 2017, as compared to $150,000 for the three month period ended June 30, 2016.  The increase in the provision for loan losses was due principally to the $98.5 million, or 22.4%, increase in average loan balances in the second quarter of 2017 as compared with the same quarter of 2016 and the resultant increase in the estimable and probable loan losses inherent in the loan portfolio.

For the first six months of 2017, we recorded $812,000 in provision for loan losses as compared to $360,000 in the same prior year six-month period.  This $452,000 increase in the provision for loan losses was due principally to the $85.8 million, or 19.6%, increase in average loan balances in the first six months of 2017 as compared with the same six month period of 2016 and the resultant increase in the estimable and probable loan losses inherent in the loan portfolio.

We measure delinquency based on the amount of past due loans as a percentage of total loans.  Delinquency trends improved to 1.47% at June 30, 2017 as compared to 1.98% at December 31, 2016, as delinquent loans increased at a rate that was less than the rate of increase in total loan balances.  Commercial real estate and commercial & industrial loans with delinquent balances 60-89 days past due increased by $391,000 in aggregate, primarily as a result of  the delinquency of a single commercial real estate loan in the amount of $428,000.  Loans delinquent 90 days and over represented 0.80% of the total loan portfolio at June 30, 2017, as compared to 0.98% of the total loan portfolio at December 31, 2016.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, including insurance agency commissions, and net gains on sales of securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
(Dollars in thousands)	2017	2016	Change		2017	2016	Change
Service charges on deposit accounts	$274	$285	$(11)	-3.9%	$537	$572	$(35)	-6.1%
Earnings and gain on bank owned life insurance	62	66	(4)	-6.1%	133	146	(13)	-8.9%
Loan servicing fees	32	31	1	3.2%	68	65	3	4.6%
Debit card interchange fees	160	141	19	13.5%	307	276	31	11.2%
Other charges, commissions and fees	421	381	40	10.5%	820	766	54	7.0%
Noninterest income before gains	949	904	45	5.0%	1,865	1,825	40	2.2%
Net gains on sales and redemptions of investment securities	135	132	3	2.3%	206	212	(6)	-2.8%
Net losses on sales of loans and foreclosed real estate	(21)	(10)	(11)	110.0%	(45)	(10)	(35)	350.0%
Total noninterest income	$1,063	$1,026	$37	3.6%	$2,026	$2,027	$(1)	0.0%

The $37,000 increase in noninterest income in the quarter ended June 30, 2017, as compared to the same quarterly period in 2016, was primarily the result of increases of $40,000 and $19,000 in other charges, commissions & fee income, and debit card interchange fees of, respectively.  Other charges, commissions and fee income increased primarily as a result of increased insurance premium commission income of $32,000 from the Insurance Agency.  Debit card interchange fees increased as a result of both an increased number of debit cards issued by the Bank and an increase in the rate of utilization of such cards by the Bank’s customers. Partially offsetting these increases in noninterest income in the quarter ended June 30, 2017, as compared with the same quarterly period in 2016, were decreases of $11,000 for service charges on deposit accounts generally related to reduced overdraft fees, and an increase in net losses on the sales of loans and foreclosed real estate of $11,000.  The increase in net losses on the sales of loans and foreclosed real estate of $11,000 was related to individually immaterial aggregate losses on sales of foreclosed residential real estate properties.

The $1,000 decrease in total noninterest income for the six months ended June 30, 2017, as compared to the same prior year period, was primarily the result of increases of $54,000 and $31,000 in other charges, commissions & fee income, and debit card interchange fees, respectively.  Commissions & fee income increased primarily as a result of increased investment services income of $38,000 and insurance premium commission income of $16,000 from the Insurance Agency.  Debit card interchange fees increased as a result of both an increased number of debit cards issued by the Bank and an increase in the ratee of utilization of such cards by the Bank’s customers. Partially offsetting these increases in noninterest income were increases in net losses on the sales of loans and foreclosed real estate of $35,000 in the six months ended June 30, 2017, as compared with the same six month period in 2016, decreases of $35,000 for service charges on deposit accounts, primarily related to reduced customer overdraft fees, and a net decrease in all other noninterest expense categories of $16,000 in aggregate. The increase in net losses on the sales of loans and foreclosed real estate of $35,000 was related to individually immaterial aggregate losses on sales of foreclosed residential real estate properties.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
(Dollars in thousands)	2017	2016	Change		2017	2016	Change
Salaries and employee benefits	$2,819	$2,653	$166	6.3%	$5,669	$5,338	$331	6.2%
Building occupancy	531	425	106	24.9%	1,070	888	182	20.5%
Data processing	416	419	(3)	-0.7%	843	841	2	0.2%
Professional and other services	219	221	(2)	-0.9%	410	418	(8)	-1.9%
Advertising	172	189	(17)	-9.0%	348	329	19	5.8%
FDIC assessments	81	108	(27)	-25.0%	137	216	(79)	-36.6%
Audits and exams	85	82	3	3.7%	169	158	11	7.0%
Other expenses	701	681	20	2.9%	1,377	1,293	84	6.5%
Total noninterest expenses	$5,024	$4,778	$246	5.1%	$10,023	$9,481	$542	5.7%

The $246,000, or 5.1%, increase in noninterest expenses between year-over-year second quarter periods was due principally to salaries and employee benefits, and building occupancy, which increased by $166,000 and  $106,000, respectively.  The detail of the components of this overall increase in noninterest expense follows:

•

The $166,000 increase in salaries and employee benefits expense in the second quarter of 2017, as compared to the same three month period in 2016, was primarily due to $143,000 in salary expense increases, increased stock-based compensation of $61,000, employee benefits expense increases totaling $15,000, and employee payroll tax increases of $14,000, partially offset by a decrease in commissions expense of $36,000. Salaries expense increased primarily as the result of additional staff members supporting current and planned asset growth and risk management activities.  Stock-based compensation expenses increased as the result of new shareholder-approved stock option and restricted stock grants that were initiated in May 2016.  The year-over-year increases in employee benefits expense and employee payroll tax expense resulted primarily from normal salary increases.   The decrease in commission expense was primarily related to incentive payments made to certain personnel at the Insurance Agency in the second quarter of 2016 that were not made in the second quarter of 2017, as well as a general restructuring of the Company’s commission payment programs that took effect in 2017.

•

The $106,000 increase in building occupancy expenses was primarily related to a $98,000 combined increase in maintenance and depreciation expenses.  Building and machine maintenance expenses increased $54,000 and depreciation expense on buildings and furniture & fixtures increased $44,000 in the three months ended June 30, 2017 as compared with the same three month period in 2016.   The increased building and machine maintenance expenses were largely due to timing factors and nonrecurring charges in 2017. The increase in depreciation expense is related to the Company’s recently-completed modernization projects for a significant portion of its occupied and available-for-lease facilities.

•

Advertising expense decreased $17,000 primarily as the result of modest declines in the level of brand awareness advertising expenditures focused on the Onondaga County market and product promotional campaigns within the entirety of the Bank’s geographic market area.

•

FDIC assessments declined as a result of a reduction in the deposit insurance premium structure imposed on the vast majority of ‘well-capitalized’ depository institutions nationally by the FDIC as of June 1, 2016.

•	Finally, all other noninterest expenses increased in aggregate in the year-over-year three month periods by a total of $18,000 primarily due to a broad range of individually immaterial variances.

The $542,000, or 5.7%, increase in noninterest expenses between the six month period ended June 30, 2017 and the same prior year period was principally due to an increase in salaries and employee benefits expense, building occupancy costs, and other expenses.  The detail of these components follows:

•

The $331,000 increase in salaries and employee benefits expense in the first six months of 2017, as compared to the same six month period in 2016, was primarily due to $231,000 in salary expense increases, increased stock-based compensation of $146,000, an increase in employee payroll tax expense of $47,000, and employee benefits expense increases totaling $19,000, partially offset by a decrease in commissions expense of $138,000. Salaries expense increased primarily as the result of additional staff members supporting current and planned asset growth and risk management activities.  Stock-based compensation expenses increased as the result of new shareholder-approved stock option and restricted stock grants that were initiated in May 2016.  The year-over-year increases in employee benefits expense and employee payroll tax expense corresponded to the increase in salaries expense described above.  The decrease in commission expense was primarily related to incentive payments made to certain personnel at the Insurance Agency in 2016 that were not made in 2017, as well as a general restructuring of the Company’s commission payment programs that took effect in 2017.

•

The $182,000 increase in building occupancy expenses was primarily related to $76,000 and $70,000 increases in depreciation expenses for building and furniture and fixtures depreciation expense, and building and machine maintenance expenses, respectively, for the six months ended June 30, 2017, as compared with the same six month period in 2016. The increase in depreciation expense is related to the Company’s recently completed modernization projects for a significant portion of its occupied and available-for-lease facilities.  The increase in building and machine maintenance expenses was largely due to timing factors and nonrecurring charges in 2017.

•

Advertising expense increased $19,000 primarily as the result of increased brand awareness advertising focused on the Onondaga County market and product promotional campaigns within the entirety of the Bank’s geographic market area.

•	Finally, all other noninterest expenses increased in aggregate in the year-over-year six month periods by a total of $29,000 primarily due to a broad range of individually immaterial variances.

At June 30, 2017, the Bank serviced 248 residential mortgage loans in the aggregate amount of $15.6 million that have been sold on a non-recourse basis to FNMA.  FNMA is the only unrelated third-party that has acquired loans originated by the Bank. On an infrequent basis, loans previously sold to FNMA that subsequently default may be found to have underwriting defects that place the loans out of compliance with the representations and warranties made by the Bank.  This can occur at any time while the loan is outstanding.  In such cases, the Bank is required to repurchase the defaulted loans from FNMA.  Repurchase losses sustained by the Bank include all costs incurred by FNMA as part of the foreclosure process, including items such as delinquent property taxes and legal fees.  Management continues to monitor the underwriting standards applied to all residential mortgage loan originations and subsequent sales through its quality control processes and considers these occurrences and their related expenses to be isolated instances.

Income Tax Expense

Income tax expense increased $13,000 to $238,000 for the quarter ended June 30, 2017 as compared to $225,000 for the same period in 2016 primarily due to the reported increase in net income, substantially offset by a decrease in the effective tax rate in the quarter ended June 30, 2017, as compared with the prior year period.  The effective tax rate for the second quarter of 2017 was 21.3%, exclusive of the net income attributable to our controlling interest in the Insurance Agency.  For the three-month period ended June 30, 2016, the effective tax rate was 22.0%.  During the second quarter of 2017, the Company realized capital gain income of $156,000 related to hedging transactions designed to reduce the Company’s exposure to rising short-term interest rates.  The Company recognized a tax benefit of $60,000 from the reversal of reserves established in 2013 against the portion of the Company’s deferred tax asset related to capital loss carryforward positions at the end of that year. The reserves were established in 2013, due to the uncertainty of the Company’s ability to generate future capital gain income within the five-year statutory life of the capital loss carryforward position under the Internal Revenue Code. The recognized tax benefit from the reversal of those reserves reduced the Company’s effective tax rate for the three months ended June 30, 2017 from what would have been 26.7 % to 21.3%.  See Note 11 for a further discussion of the hedging transactions.

The increase in the effective tax rate between the year-over-year second quarter periods, excluding the effects of the reversal of the reserve against the Company’s deferred tax asset discussed above, from 22.0% in the three months ended June 30, 2016 to 26.7% in the three months ended June 30, 2017 was due to a smaller proportion of tax exempt income to our total income in the second quarter of 2017, as compared with the same period in the prior year.  Income from tax exempt loans and investments, as a percentage of the Company’s total income, declined primarily due to the relatively high level of taxable loan asset growth in the first half of 2017.

The effective tax rate for the first six months of 2017 was 22.6%, exclusive of the net income attributable to our controlling interest in the Insurance Agency.  For the six-month period ended June 30, 2016, the effective tax rate was

25.4%.  During the first half of 2017, the Company realized capital gain income of $250,000 related to hedging transactions designed to reduce the Company’s exposure to rising short-term interest rates.  The Company recognized a tax benefit of $96,000 from the reversal of reserves established in 2013 against the portion of the Company’s deferred tax asset related to capital loss carryforward positions at the end of that year. The reserves were established in 2013, due to the uncertainty of the Company’s ability to generate future capital gain income within the five-year statutory life of the capital loss carryforward position under the Internal Revenue Code. The recognized tax benefit from the reversal of those reserves reduced the Company’s effective tax rate for the six month period ended June 30, 2017 from what would have been 27.1 % to 22.6%.  See Note 11 for a further discussion of the hedging transactions.

The increase in the effective tax rate between the year-over-year six month periods, excluding the effects of the reversal of the reserve against the Company’s deferred tax asset discussed above, from 25.4% in the six months ended June 30, 2016 to 27.1% in the six months ended June 30, 2017 was due to a smaller proportion of tax exempt income to our total income in the first half of 2017, as compared with the same period in the prior year.  Income from tax exempt loans and investments, as a percentage of the Company’s total income, declined primarily due to the relatively high level of taxable loan asset growth in the first half of 2017.

Earnings per Share

Basic and diluted earnings per share were $0.23 and $0.22, respectively, for the second quarter of 2017, as compared to $0.20 and $0.20, respectively, for the second quarter of 2016.  These $0.03 and $0.02 increases in basic and fully diluted earnings per share, respectively, were driven principally by the increases in net income between these two periods.

Basic and diluted earnings per share were $0.42 and $0.41, respectively, for the six month period ended June 30, 2017 as compared to $0.36 and $0.35, respectively, for the same prior year period.  The increase in earnings per share between these two periods was due to the increase in net income between these two time periods, augmented by a $16,000 decrease in preferred stock dividends paid in 2017.  In February 2016, the Company fully redeemed its preferred stock issuance thereby terminating the requirement to pay preferred stock dividends at that time. Further information on earnings per share can be found in Note 3 of this Form 10-Q.

Changes in Financial Condition

Assets

Total assets increased $62.2 million, or 8.3%, to $811.2 million at June 30, 2017 as compared to $749.0 million at December 31, 2016.  This increase was due primarily to increases in loans, investment securities, and total cash and cash equivalents.

Total net loans receivable increased $56.7 million, or 11.7%, to $542.6 million at June 30, 2017 from $485.9 million at December 31, 2016. All loan portfolio segments, with the exception of tax-exempt loans, recorded increases between these two dates led by increases of $25.0 million, $4.6 million, and $3.3 million in commercial real estate, commercial and industrial loans, commercial lines of credit, and 1-4 family first-lien residential mortgage loans, respectively.  In addition, the Bank acquired $15.6 million and $10.2 million of loans originated by an unrelated financial institution, located outside of the Bank’s market area, in January 2017 and April 2017, respectively.   The acquired loan pools represented a 90% interest in a total of 1,231 loans secured by liens on automobiles with maturities ranging primarily from two to six years. These loans will be serviced by the originating financial institution and had an outstanding carrying value of $23.3 million at June 30, 2017.

Investment securities increased $9.9 million, or 5.0%, to $206.5 million at June 30, 2017, as compared to $196.6 million at December 31, 2016, due principally to purchases intended to improve overall portfolio performance and provide additional collateral for anticipated increases in municipal deposits expected in the fourth quarter of 2017.  Of the total increase in investment securities, $12.5 million was classified at purchase as held-to-maturity, partially offset by a decrease of $2.7 million in investment securities categorized as available-for-sale. When new investment securities are acquired, management reviews certain security characteristics and determines the Company’s intent and ability to hold the security to maturity.  Based on the security characteristics and management’s intentions, the security is classified as either available-for-sale or held-to-maturity.

Cash and cash equivalents decreased $7.1 million, or 31.6%, to $15.3 million at June 30, 2017, as compared to $22.4 million at December 31, 2016.  The decrease was due principally to the deployment of cash reserves primarily into the funding of new loan originations during the first six months of 2017.

Liabilities

Total liabilities increased $59.0 million to $749.7 million at June 30, 2017 compared to $690.7 million at December 31, 2016.  Deposits increased $32.9 million, or 5.4%, to $643.8 million at June 30, 2017, compared to $611.0 million at December 31, 2016.  This increase was the result of an increase in deposits obtained directly from customers within the Bank’s marketplace of $47.6 million, comprised of increases in time deposits and core deposits of $8.7 million and $38.8 million, respectively.  These increases were partially offset by a $14.7 million decrease in brokered deposits.  The net increase in customer deposits, during the six months ended June 30, 2017, was due primarily to growth in all major deposit product categories as consumer and business deposits increased $45.7 million and $6.5 million, respectively, partially offset by a $4.6 million decrease in municipal deposits.  The Bank utilizes the Certificates of Deposit Account Registry Service (“CDARS”) provided by Promontory Interfinancial Network as a form of brokered deposits.  At June 30, 2017, deposits obtained through the use of this service declined $14.7 million to $43.0 million from $57.7 million at December 31, 2016.

Borrowed funds balances at June 30, 2017 increased $25.7 million, or 43.7%, to $84.7 million from $58.9 million at December 31, 2016.  Long-term borrowed funds, all of which were obtained from the FHLB-NY, increased $26.2 million, or 153.9%, over the six-month period ended June 30, 2017 as a result of the Company’s strategy to build its position in longer duration liabilities to better match the characteristics of its interest earning asset portfolios.

Shareholders’ Equity

The Company’s shareholders’ equity, exclusive of the noncontrolling interest, increased $3.1 million to $61.1 million at June 30, 2017 from $57.9 million at December 31, 2016.  This increase was principally due to a $1.4 million decrease in accumulated other comprehensive loss, a $1.3 million increase in retained earnings, a $340,000 increase in additional paid-in capital, resulting from activity within the Company’s stock-based compensation programs, and a $90,000 increase in ESOP shares earned.  The increase in retained earnings resulted from $1.7 million in net income recorded in the first six months of 2016, partially offset by $417,000 in dividends declared on our common stock.  The reduction in accumulated comprehensive loss was primarily the result of the improvement in the fair market value of our available for sale investment securities.

Capital

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its banking operations.  This strong capital position serves to support growth and expansion activities while at the same time exceeding regulatory standards.  At June 30, 2017, the Bank met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 8%, Tier 1 common equity exceeding 6.5%, and a total risk-based capital ratio exceeding 10%.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The buffer is separate from the capital ratios required under the Prompt Corrective Action (“PCA”) standards. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum levels of the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity.  The capital conservation buffer requirement began being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and is increasing each year until fully implemented at 2.5% on January 1, 2019. For 2017, the capital buffer is 1.25% of risk-weighted assets. At June 30, 2017, the Bank exceeded all current and projected regulatory required minimum capital ratios, including the maximum capital buffer level that will be required on January 1, 2019.

Pathfinder Bank’s capital amounts and ratios as of the indicated dates are presented in the following tables:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be "Well-Capitalized" Under Prompt Corrective Provisions		Well-Capitalized With Buffer, Fully Phased In 2019
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2017:
Total Core Capital (to Risk-Weighted Assets)	$74,456	13.86%	$42,975	8.00%	$53,719	10.00%	$56,405	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$68,198	12.70%	$32,231	6.00%	$42,975	8.00%	$45,661	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$68,198	12.70%	$24,174	4.50%	$34,917	6.50%	$37,603	7.00%
Tier 1 Capital (to Assets)	$68,198	8.52%	$32,022	4.00%	$40,027	5.00%	$40,027	5.00%
As of December 31, 2016:
Total Core Capital (to Risk-Weighted Assets)	$72,098	14.79%	$38,996	8.00%	$48,745	10.00%	$51,182	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$66,003	13.54%	$29,247	6.00%	$38,996	8.00%	$41,433	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$66,003	13.54%	$21,935	4.50%	$31,684	6.50%	$34,121	7.00%
Tier 1 Capital (to Assets)	$66,003	9.06%	$29,154	4.00%	$36,443	5.00%	$36,443	5.00%

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of non-performing assets at the indicated dates:

	June 30,	December 31,	June 30,
(Dollars In thousands)	2017	2016	2016
Nonaccrual loans:
Commercial and commercial real estate loans	$2,049	$1,863	$3,024
Consumer	388	388	404
Residential mortgage loans	1,956	2,560	1,721
Total nonaccrual loans	4,393	4,811	5,149
Total nonperforming loans	4,393	4,811	5,149
Foreclosed real estate	678	597	506
Total nonperforming assets	$5,071	$5,408	$5,655

Troubled debt restructurings not included above	$4,761	$5,531	$1,874

Nonperforming loans to total loans	0.80%	0.98%	1.14%
Nonperforming assets to total assets	0.63%	0.72%	0.84%

Nonperforming assets include nonaccrual loans, nonaccrual troubled debt restructurings (“TDR”), and foreclosed real estate. The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more.  There are no loans that are past due 90 days or more and still accruing interest.  Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity.  TDRs are included in the above table within the following categories of nonaccrual loans or TDRs not included above (the latter also known as accruing TDRs).  There were three nonaccruing TDR loans, with aggregate carrying values of $96,000 included among the nonaccrual loans detailed in the table above at June 30, 2017.

As indicated in the table above, nonperforming assets at June 30, 2017 were $5.1 million and were $337,000 lower than the $5.4 million reported at December 31, 2016, due primarily to a decrease of $604,000 in nonperforming residential mortgage loans and a decrease of $81,000 in foreclosed real estate, partially offset by an increase of $186,000 in nonperforming commercial and commercial real estate loans.  At December 31, 2016, there were four nonperforming commercial real estate loans, of which two have been returned to performing status and were replaced by two new loans that became nonperforming during 2017. The increase in total nonperforming commercial and commercial real estate loans at June 30, 2017, as compared to December 31, 2016, therefore relates to the greater outstanding principal balance of the two added loans in comparison to the outstanding principal balance of the two loans that were returned to performing status during 2017.

As indicated in the nonperforming asset table above, foreclosed real estate (“FRE”) balances increased $81,000 at June 30, 2017 from December 31, 2016, following nine sales from the portfolio and six additions to the portfolio during the 2017 six month period.  More information regarding foreclosed real estate can be found in Note 8 of this Form 10-Q.

Fair values for commercial FRE are initially recorded based on market value evaluations by third parties, less costs to sell (“initial cost basis”).  On a prospective basis, residential FRE assets will be initially recorded at the lower of the net amount of loan receivable or the real estate’s fair value less costs to sell.   Any write-downs required when the related loan receivable is exchanged for the underlying real estate collateral at the time of transfer to FRE are charged to the allowance for loan losses.  Values are derived from appraisals, similar to impaired loans, of underlying collateral or discounted cash flow analysis.  Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the initial cost basis for the FRE property.

The allowance for loan losses represents management’s estimate of the probable losses inherent in the loan portfolio as of the date of the statement of condition.  The allowance for loan losses was $6.3 million and $6.2 million at June 30, 2017 and December 31, 2016, respectively.  The Company reported a small decrease in the ratio of the allowance for loan losses to gross loans to 1.14% at June 30, 2017 as compared to 1.27% at December 31, 2016.  Management performs a quarterly evaluation of the allowance for loan losses based on quantitative and qualitative factors and has determined that the current level of the allowance for loan losses is adequate to absorb the losses in the loan portfolio as of June 30, 2017.

The Company considers a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan.   The measurement of impaired loans is generally based upon the fair value of the collateral, with a portion of the impaired loans measured based upon the present value of future cash flows discounted at the historical effective interest rate.  A specific reserve is established for an impaired loan if its carrying value exceeds its estimated fair value.  The estimated fair values of the majority of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral.  For loans secured by real estate, estimated fair values are determined primarily through third-party appraisals or broker price opinions.  When a loan is determined to be impaired, the Bank will reevaluate the collateral which secures the loan. For real estate, the Company will obtain a new appraisal or broker’s opinion whichever is considered to provide the most accurate value in the event of sale. An evaluation of equipment held as collateral will be obtained from a firm able to provide such an evaluation. Collateral will be inspected not less than annually for all impaired loans and will be reevaluated not less than every two years. Appraised values are discounted due to the market’s perception of a reduced price of Bank-owned property and the Bank’s desire to sell the property quicker to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value.  The discounts also include estimated costs to sell the property.

At June 30, 2017 and December 31, 2016, the Company had $7.3 million and $8.6 million in loans, respectively, which were deemed to be impaired, having established specific reserves of $718,000 and $1.1 million, respectively, on these loans.  The decrease in impaired loans between these two dates was driven by the decreases in impaired loans of $393,000, $598,000, $271,000 and $34,000 within the residential real estate, commercial real estate, home equity and junior lien, and all other loan categories in aggregate, respectively.

Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in those loans being included in future impaired loan reporting.  Potential problem loans totaled $9.6 million as of June 30, 2017, an increase of $2.7 million, or 38.9%, as compared to $6.9 million at December 31, 2016.  These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired.  Total potential problem loans increased between these two dates due to a $1.6 million increase in problem commercial real estate loans, a $875,000 increase in problem residential real estate loans, and an aggregate increase of $203,000 in problem loans within all other loan categories.

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

Liquidity

Liquidity management involves the Company’s ability to generate cash or otherwise obtain funds at reasonable rates to support asset growth, meet deposit withdrawals, maintain reserve requirements, and otherwise operate the Company on an ongoing basis.  The Company's primary sources of funds are deposits, borrowed funds, amortization and prepayment of loans and maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company manages the pricing of deposits to maintain a desired deposit composition and balance.  In addition, the Company invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements.

The Company's liquidity has been enhanced by its ability to borrow from the Federal Home Loan Bank of New York (“FHLBNY”), whose competitive advance programs and lines of credit provide the Company with a safe, reliable, and convenient source of funds.  A significant decrease in deposits in the future could result in the Company having to seek other sources of funds for liquidity purposes.  Such sources could include, but are not limited to, additional borrowings, brokered deposits, negotiated time deposits, the sale of "available-for-sale" investment securities, the sale of securitized loans, or the sale of whole loans.  Such actions could result in higher interest expense and/or losses on the sale of securities or loans.

Through the first six months of 2017, as indicated in the consolidated statement of cash flows, the Company reported net cash flows from financing activities of $58.3 million generated principally by increased balances of demand, savings, money market and time deposit accounts in the amount of $47.6 million and net increases in the aggregate balances of brokered deposits and borrowed funds totaling $11.0 million.  Partially offsetting these cash flows from funding activities were dividends paid to common shareholders of $425,000.  The increase in deposits was the result of organic growth within our existing marketplace coupled with targeted promotions for our MMDA product. Deposit growth occurred in the consumer, municipal and business customer segments during the first six months of 2017.

In June 2017, the Company renewed a $26.0 million Irrevocable Stand-By Letter of Credit (“LOC”), first established in June, 2016, with the FHLBNY as alternative means of collateralizing public funds deposits.  A LOC is a conditional commitments issued by the FHLBNY to guarantee the performance of the Bank with respect to large public funds deposits. These deposits are placed with the Bank by entities, such as municipalities and other political subdivisions within the Bank’s market area, and typically exceed the statutory FDIC deposit insurance limits for individual accounts. As a matter of statute, these depositors require that collateral be directly deposited by the Bank with an independent safekeeping agent, or in certain cases, that LOCs be issued by a third party that is acceptable to the depositor.  The Bank finds that, with certain depositor relationships, this method of collateralization for the benefit of the municipal depositors is more economically efficient than posting specific securities with a safekeeping agent. The Bank committed a portion of its mortgage loan portfolio as pledged collateral to the FHLBNY for the LOC.  Loans encumbered as collateral for letters of credit reduce the Bank’s available liquidity position in that available borrowing capacity with the FHLBNY is decreased substantially on a dollar-for-dollar basis.

The Company has a number of existing credit facilities available to it.  At June 30, 2017, total credit available to the Company under the existing lines of credit was approximately $182.6 million at FHLBNY, the Federal Reserve Bank, and three other correspondent banks. As of June 30, 2017, the Company had $110.8 million of the available lines of credit utilized, including encumbrances supporting outstanding letters of credit, described above, on its existing lines of credit with $71.8 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of June 30, 2017, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

Off-Balance Sheet Arrangements

The Company is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  At June 30, 2017, the Company had $111.6 million in outstanding commitments to extend credit and standby letters of credit.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information relating to this item.

Item 4 – Controls and Procedures

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At June 30, 2017, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material and adverse effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2017 through April 30, 2017	—	$—	—	74,292

May 1, 2017 through May 31, 2017	—	$—	—	74,292

June 1, 2017 through June 30, 2017	—	$—	—	74,292

(1) On August 29, 2016, our Board of Directors authorized the repurchase of up to 217,692 shares of our common stock, or 5% of the Company’s shares outstanding as of that date.

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
101

The following materials from Pathfinder Bancorp, Inc. Form 10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition (iii) Consolidated Statements of Cash flows, and (iv) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATHFINDER BANCORP, INC.

(registrant)

August 11, 2017	/s/ Thomas W. Schneider
Thomas W. Schneider
President and Chief Executive Officer

August 11, 2017	/s/ James A. Dowd
James A. Dowd
Executive Vice President, Chief Operating Officer and Chief Financial Officer