Form 10-Q
period 2017-09-30
Pathfinder Bancorp, Inc.
filed 2017-11-13
CIK 1609065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 13, 2017, there were 4,279,700 shares outstanding of the registrant’s common stock.

PATHFINDER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.

Consolidated Statements of Condition

(Unaudited)

	September 30,	December 31,
(In thousands, except share and per share data)	2017	2016
ASSETS:
Cash and due from banks	$9,025	$6,968
Interest-earning deposits	52,193	15,451
Total cash and cash equivalents	61,218	22,419
Available-for-sale securities, at fair value	139,619	141,955
Held-to-maturity securities, at amortized cost (fair value of $67,016 and $54,429, respectively)	66,216	54,645
Federal Home Loan Bank stock, at cost	3,898	3,250
Loans	566,496	492,147
Less: Allowance for loan losses	6,628	6,247
Loans receivable, net	559,868	485,900
Premises and equipment, net	16,051	15,177
Accrued interest receivable	2,638	2,532
Foreclosed real estate	671	597
Intangible assets, net	186	198
Goodwill	4,536	4,536
Bank owned life insurance	11,683	11,458
Other assets	8,020	6,367
Total assets	$874,604	$749,034

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$631,619	$535,701
Noninterest-bearing	84,808	75,282
Total deposits	716,427	610,983
Short-term borrowings	34,036	41,947
Long-term borrowings	40,760	17,000
Subordinated loans	15,051	15,025
Accrued interest payable	178	75
Other liabilities	5,763	5,643
Total liabilities	812,215	690,673
Shareholders' equity:
Common stock, par value $0.01; 25,000,000 authorized shares; 4,279,700 and 4,236,744 shares outstanding, respectively	43	43
Additional paid in capital	28,070	27,483
Retained earnings	37,601	35,619
Accumulated other comprehensive loss	(2,551)	(3,822)
Unearned ESOP	(1,259)	(1,394)
Total Pathfinder Bancorp, Inc. shareholders' equity	61,904	57,929
Noncontrolling interest	485	432
Total equity	62,389	58,361
Total liabilities and shareholders' equity	$874,604	$749,034

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
(In thousands, except per share data)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest and dividend income:
Loans, including fees	$6,291	$5,396	$17,901	$15,367
Debt securities:
Taxable	980	590	2,764	1,727
Tax-exempt	179	211	562	602
Dividends	53	33	157	86
Federal funds sold and interest earning deposits	30	21	103	47
Total interest and dividend income	7,533	6,251	21,487	17,829
Interest expense:
Interest on deposits	1,016	612	2,676	1,759
Interest on short-term borrowings	135	86	713	137
Interest on long-term borrowings	178	61	426	204
Interest on subordinated loans	201	193	591	597
Total interest expense	1,530	952	4,406	2,697
Net interest income	6,003	5,299	17,081	15,132
Provision for loan losses	420	322	1,232	682
Net interest income after provision for loan losses	5,583	4,977	15,849	14,450
Noninterest income:
Service charges on deposit accounts	295	289	832	861
Earnings and gain on bank owned life insurance	92	94	225	240
Loan servicing fees	44	49	112	114
Net gains on sales and redemptions of investment securities	108	4	314	216
Net gains (losses) on sales of loans and foreclosed real estate	2	6	(43)	(4)
Debit card interchange fees	134	138	441	414
Other charges, commissions & fees	335	383	1,155	1,149
Total noninterest income	1,010	963	3,036	2,990
Noninterest expense:
Salaries and employee benefits	2,960	2,688	8,629	8,026
Building occupancy	554	544	1,624	1,432
Data processing	468	474	1,311	1,315
Professional and other services	245	195	655	613
Advertising	191	150	539	479
FDIC assessments	153	108	290	324
Audits and exams	84	81	253	239
Other expenses	627	562	2,004	1,855
Total noninterest expense	5,282	4,802	15,305	14,283
Income before income taxes	1,311	1,138	3,580	3,157
Provision for income taxes	386	322	869	820
Net income attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	925	816	2,711	2,337
Net income (loss) attributable to noncontrolling interest	18	(4)	84	24
Net income attributable to Pathfinder Bancorp Inc.	907	820	2,627	2,313
Preferred stock dividends	-	-	-	16
Net income available to common shareholders	$907	$820	$2,627	$2,297

Earnings per common share - basic	$0.22	$0.20	$0.65	$0.56
Earnings per common share - diluted	$0.22	$0.20	$0.63	$0.55
Dividends per common share	$0.0550	$0.0500	$0.1575	$0.1500

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended		For the nine months ended
(In thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net Income	$925	$816	$2,711	$2,337

Other Comprehensive Income

Retirement Plans:
Retirement plan net losses recognized in plan expenses	37	54	109	163

Unrealized holding gains on financial derivative:
Change in unrealized holding gains on financial derivative	-	-	-	2
Reclassification adjustment for interest expense included in net income	-	-	-	25
Net unrealized gain on financial derivative	-	-	-	27

Unrealized holding (losses) gains on available-for-sale securities
Unrealized holding (losses) gains arising during the period	(386)	(62)	1,608	486
Reclassification adjustment for net (losses) gains included in net income	108	4	314	216
Net unrealized (losses) gains on available-for-sale securities	(278)	(58)	1,922	702

Accretion of net unrealized loss on securities transferred to held-to- maturity(1)	25	79	83	149

Other comprehensive (loss) income, before tax	(216)	75	2,114	1,041
Tax effect	86	(32)	(843)	(418)
Other comprehensive (loss) income, net of tax	(130)	43	1,271	623
Comprehensive income	$795	$859	$3,982	$2,960
Comprehensive income (loss), attributable to noncontrolling interest	$18	$(4)	$84	$24
Comprehensive income attributable to Pathfinder Bancorp, Inc.	$777	$863	$3,898	$2,936

Tax Effect Allocated to Each Component of Other Comprehensive Income
Retirement plan net losses recognized in plan expenses	$(15)	$(22)	$(42)	$(65)
Change in unrealized holding gains on financial derivative	-	-	-	(1)
Reclassification adjustment for interest expense included in net income	-	-	-	(10)
Unrealized holding (losses) gains arising during the period	154	23	(643)	(196)
Reclassification adjustment for (losses) gains included in net income	(43)	(1)	(125)	(86)
Accretion of net unrealized loss on securities transferred to held-to- maturity(1)	(10)	(32)	(33)	(60)
Income tax effect related to other comprehensive income	$86	$(32)	$(843)	$(418)

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

Pathfinder Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended September 30, 2017 and September 30, 2016

(Unaudited)

					Accumulated
			Additional		Other Com-		Non-
	Preferred	Common	Paid in	Retained	prehensive	Unearned	controlling
(In thousands, except share and per share data)	Stock	Stock	Capital	Earnings	Loss	ESOP	Interest	Total
Balance, January 1, 2017	$-	$43	$27,483	$35,619	$(3,822)	$(1,394)	$432	$58,361

Net income	-	-	-	2,627	-	-	84	2,711

Other comprehensive income, net of tax	-	-	-	-	1,271	-	-	1,271

ESOP shares earned (18,332 shares)	-	-	138	-	-	135	-	273

Restricted stock awards (15,720 shares)	-	-	-	-	-	-	-	-

Stock based compensation	-	-	300	-	-	-	-	300

Stock options exercised	-	-	149	-	-	-	-	149

Common stock dividends declared ($0.1575 per share)	-	-	-	(645)	-	-	-	(645)

Distributions from affiliates	-	-	-	-	-	-	(31)	(31)
Balance, September 30, 2017	$-	$43	$28,070	$37,601	$(2,551)	$(1,259)	$485	$62,389

Balance, January 1, 2016	$13,000	$44	$28,717	$33,183	$(2,565)	$(1,574)	$424	$71,229

Net income	-	-	-	2,313	-	-	24	2,337

Other comprehensive income, net of tax	-	-	-	-	623	-	-	623

Preferred stock redemption (13,000 shares)	(13,000)	-	-	-	-	-	-	(13,000)

Preferred stock dividends - SBLF	-	-	-	(16)	-	-	-	(16)

ESOP shares earned (18,332 shares)	-	-	82	-	-	135	-	217

Stock based compensation	-	-	170	-	-	-	-	170

Stock options exercised	-	-	105	-	-	-	-	105

Purchase of common stock shares (143,400)	-	(1)	(1,754)	-	-	-	-	(1,755)

Common stock dividends declared ($0.15 per share)	-	-	-	(618)	-	-	-	(618)

Distributions from affiliates	-	-	-	-	-	-	(18)	(18)
Balance, September 30, 2016	$-	$43	$27,320	$34,862	$(1,942)	$(1,439)	$430	$59,274

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
(In thousands)	2017	2016
OPERATING ACTIVITIES
Net income attributable to Pathfinder Bancorp, Inc.	$2,627	$2,313
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	1,232	682
Realized losses (gains) on sales, redemptions and calls of:
Real estate acquired through foreclosure	49	9
Loans	(6)	(5)
Available-for-sale investment securities	(63)	(216)
Held-to-maturity investment securities	(1)	-
Depreciation	766	763
Amortization of mortgage servicing rights	9	9
Amortization of deferred loan costs	174	161
Amortization of deferred financing from subordinated debt	26	25
Earnings and gain on bank owned life insurance	(225)	(240)
Net amortization of premiums and discounts on investment securities	1,206	866
Amortization of intangible assets	12	12
Stock based compensation and ESOP expense	573	387
Net change in accrued interest receivable	(106)	(263)
Net change in other assets and liabilities	(1,918)	(441)
Net cash flows from operating activities	4,355	4,062
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(80,814)	(124,566)
Purchase of investment securities held-to-maturity	(19,061)	(4,460)
Net purchases of Federal Home Loan Bank stock	(648)	(1,866)
Proceeds from maturities and principal reductions of investment securities available-for-sale	29,101	57,995
Proceeds from maturities and principal reductions of investment securities held-to-maturity	5,253	1,024
Proceeds from sales, redemptions and calls of:
Available-for-sale investment securities	55,037	27,973
Held-to-maturity investment securities	2,105	3,000
Real estate acquired through foreclosure	609	185
Realized gains on hedging activity	(250)	-
Net change in loans	(76,095)	(43,706)
Purchase of premises and equipment	(1,640)	(949)
Net cash flows from investing activities	(86,403)	(85,370)
FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts, money management deposit accounts, MMDA accounts and escrow deposits	84,160	60,889
Net change in time deposits	23,750	23,508
Net change in brokered deposits	(2,466)	(19,587)
Net change in short-term borrowings	(7,911)	40,300
Payments on long-term borrowings	(7,000)	(3,000)
Proceeds from long-term borrowings	30,760	3,500
Repayment of loan on cash surrender value of bank owned life insurance	-	(536)
Redemption of preferred stock - SBLF	-	(13,000)
Purchase of common stock	-	(1,755)
Proceeds from exercise of stock options	149	105
Cash dividends paid to preferred shareholder - SBLF	-	(49)
Cash dividends paid to common shareholders	(648)	(655)
Change in noncontrolling interest, net	53	6
Net cash flows from financing activities	120,847	89,726
Change in cash and cash equivalents	38,799	8,418
Cash and cash equivalents at beginning of period	22,419	15,245
Cash and cash equivalents at end of period	$61,218	$23,663
CASH PAID DURING THE PERIOD FOR:
Interest	$4,303	$2,820
Income taxes	760	970
NON-CASH INVESTING ACTIVITY
Real estate acquired in exchange for loans	721	298

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1:   Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc., (the “Company”), Pathfinder Bank (the “Bank”) and its other wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Certain amounts in the 2016 consolidated financial statements may have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income or comprehensive income as previously reported.  Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017 or any other interim period.

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

Note 2:   New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards ASU (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This new guidance supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This guidance is effective for the Company for annual and interim periods beginning after December 15, 2017, and should be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application.  The Company's implementation efforts include the identification of revenue within the scope of the guidance, as well as evaluation of revenue contracts.  The Company's review is ongoing, and the Company will continue to evaluate any impact as additional guidance is issued and as our internal assessment progresses.

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

The Company has formed an Implementation Committee, whose membership includes representatives of senior management, to develop plans that will encompass: (1) internal methodology changes (2) data collection and management activities, (3) internal communication requirements, and (4) estimation of the projected impact of this ASU.  The Implementation Committee is currently evaluating the impact the ASU will have on the Company's consolidated financial statements, and expects an increase in the allowance for credit losses resulting from the change to expected losses for the estimated life of the financial asset, including an allowance for debt securities. The amount of the increase in the allowance for credit losses resulting from the new guidance will be impacted by the portfolio composition and asset quality at the adoption date, as well as economic conditions and forecasts at the time of adoption.

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

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260).  The amended guidance clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in FASB Topic 18. An entity should account for the effects of a modification unless specific criteria regarding fair value, vesting condition, and classification are met. The current disclosure requirements in FASB Topic 18 apply regardless of whether an entity is required to apply modification accounting under the amendments in this ASU. The FASB issued the amendment in response to stakeholders observation that the definition of the term modification is broad and that its interpretation results in diversity in practice regarding accounting treatment for changes in share-based payment awards. The amendments are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date.  Management of the Company does not anticipate that a material impact on its consolidated financial statements of condition, results of operations, or cash flows will result from the adoption of this ASU.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.  The amendments in this ASU are intended to more closely align the results of cash flow and fair value hedge accounting with a business entity’s risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. The amendments in this ASU require an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. This presentation is intended to enable users of financial statements to better understand the results and costs of an entity’s hedging program(s). Also, relative to current GAAP, this approach simplifies the financial statement reporting for qualifying hedging relationships.  Current GAAP provides special hedge accounting only for the portion of the hedge deemed to be “highly effective” and requires an entity to separately reflect the amount by which the hedging instrument does not offset the hedged item, which is referred to as the “ineffective” amount.  In amending current GAAP, the Board decided on an approach that no longer separately measures and reports hedge ineffectiveness.

To accomplish that objective, the amendments in this ASU require the following recognition and presentation guidance for qualifying hedges:

1.

For fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is presented in the same income statement line that is used to present the earnings effect of the hedged item. The timing of recognition of the change in fair value of a hedging instrument included in the assessment of hedge effectiveness is the same as under current GAAP, but the presentation of hedge results could change because current GAAP does not specify a required presentation of the change in fair value of the hedging instrument.

2.

For cash flow hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in other comprehensive income. Those amounts are reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item when the hedged item affects earnings.  The timing of recognition of the change in fair value of a hedging instrument could change relative to current GAAP because hedge ineffectiveness no longer is recognized currently in earnings.  The presentation of hedge results also could change because current GAAP does not specify a required presentation of the change in fair value of the hedging instrument in the income statement.

The amendments in this ASU also include certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. Current GAAP contains specific requirements for initial and ongoing quantitative hedge effectiveness testing and strict requirements for specialized effectiveness testing methods that allow an entity to forgo quantitative hedge effectiveness assessments for qualifying relationships (for example, “shortcut” method and “critical terms match” method). The amendments change hedge effectiveness testing as follows:

1.

In instances in which initial quantitative testing is required, an entity may perform subsequent assessments of hedge effectiveness qualitatively. An entity that makes this election is required to verify and document on a quarterly basis that the facts and circumstances related to the hedging relationship have not changed such that the entity can assert qualitatively that the hedging relationship was and continues to be highly effective. An entity may elect to perform qualitative assessments on a hedge-by-hedge basis.

2.

For purposes of assessing whether the qualifying criteria for the critical terms match method are met for a group of forecasted transactions, an entity may assume that the hedging derivative matures at the same time as the forecasted transactions if both the derivative maturity and the forecasted transactions occur within the same 31-day period or fiscal month.

3.

Entities will be able to perform the initial prospective quantitative assessment of hedge effectiveness at any time after hedge designation, but no later than the first quarterly effectiveness testing date, using data applicable as of the date of hedge inception.

4.

If an entity that applies the shortcut method determines that use of that method was not or no longer is appropriate, the entity may apply a “long-haul” method for assessing hedge effectiveness as long as the hedge is highly effective and the entity documents at inception which long-haul methodology it will use.

The amendments in this ASU also significantly modify disclosures required in current GAAP. Those modifications include a tabular disclosure related to the effect on the income statement of fair value and cash flow hedges and eliminate the requirement to disclose the ineffective portion of the change in fair value of hedging instruments. The amendments also require new tabular disclosures related to cumulative basis adjustments for fair value hedges.

For public business entities, such as the Company, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020.  Early application is permitted in any interim period after issuance of the ASU. All transition requirements and elections should be applied to hedging relationships existing (that is, hedging relationships in which the hedging instrument has not expired, been sold, terminated, or exercised or the entity has not removed the designation of the hedging relationship) on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption (that is, the initial application date).

For cash flow hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this ASU. The amended presentation and disclosure guidance is required only prospectively.

The provisions of this ASU are complex and the application of this ASU in future periods will depend heavily upon both the levels and types of hedging activities that the Company engages in.  The level and types of future hedging activities will be in turn dependent upon a number of factors, including but not limited to, prevailing economic conditions, the Company’s interest-earning asset and interest-bearing liability composition, general interest rates, industry regulations and similar considerations. Accordingly, it is not possible for management to determine the potential impact of this ASU on future accounting periods or to determine if early adoption of this ASU will have any material effect on accounting periods prior to the ASU’s mandatory implementation date. Given the currently limited use of hedging activities by the Company as of the reporting date, management of the Company does not believe that adoption of this ASU would have had any material impact on its consolidated financial statements of condition, results of operations, or cash flows as of that date.

Note 3:   Earnings per Common Share

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Net income available to common shareholders is net income to Pathfinder Bancorp, Inc. less the total of preferred dividends declared, if any. Diluted earnings per share include the potential dilutive effect that could occur upon the assumed exercise of issued stock options using the Treasury Stock method.  Anti-dilutive stock options, not included in the computation below, were -0- for the three months ended September 30, 2017 and 30,754 for the nine months ended September 30, 2017 and were 280,396 for the three months ended September 30, 2016 and 192,421 for the nine months ended September 30, 2016.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released to plan participants.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2017	2016	2017	2016
Basic Earnings Per Common Share
Net income available to common shareholders	$907	$820	$2,627	$2,297
Weighted average common shares outstanding	4,090	4,094	4,072	4,128
Basic earnings per common share	$0.22	$0.20	$0.65	$0.56

Diluted Earnings Per Common Share
Net income available to common shareholders	$907	$820	$2,627	$2,297
Weighted average common shares outstanding	4,090	4,094	4,072	4,128
Effect of assumed exercise of stock options	108	86	106	83
Diluted weighted average common shares outstanding	4,198	4,180	4,178	4,211
Diluted earnings per common share	$0.22	$0.20	$0.63	$0.55

Note 4:   Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	September 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$27,201	$1	$(48)	$27,154
State and political subdivisions	9,082	23	(190)	8,915
Corporate	7,563	-	(59)	7,504
Asset backed securities	5,094	20	(22)	5,092
Residential mortgage-backed - US agency	32,898	40	(264)	32,674
Collateralized mortgage obligations - US agency	41,460	15	(662)	40,813
Collateralized mortgage obligations - Private label	16,808	69	(159)	16,718
Total	140,106	168	(1,404)	138,870
Equity investment securities:
Common stock - financial services industry	663	86	-	749
Total	663	86	-	749
Total available-for-sale	$140,769	$254	$(1,404)	$139,619
Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$4,943	$45	$(7)	$4,981
State and political subdivisions	34,021	895	(261)	34,655
Corporate	8,819	152	(129)	8,842
Residential mortgage-backed - US agency	7,099	135	-	7,234
Collateralized mortgage obligations - US agency	7,717	120	(139)	7,698
Collateralized mortgage obligations - Private label	3,617	1	(12)	3,606
Total held-to-maturity	$66,216	$1,348	$(548)	$67,016

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$24,263	$1	$(80)	$24,184
State and political subdivisions	17,185	33	(737)	16,481
Corporate	15,560	20	(385)	15,195
Asset backed securities	6,696	5	(37)	6,664
Residential mortgage-backed - US agency	31,204	-	(638)	30,566
Collateralized mortgage obligations - US agency	42,124	45	(1,183)	40,986
Collateralized mortgage obligations - Private label	6,682	-	(105)	6,577
Total	143,714	104	(3,165)	140,653
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	643	-	(17)	626
Common stock - financial services industry	663	13	-	676
Total	1,306	13	(17)	1,302
Total available-for-sale	$145,020	$117	$(3,182)	$141,955
Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$4,928	$30	$(18)	$4,940
State and political subdivisions	30,697	572	(693)	30,576
Corporate	8,240	85	(228)	8,097
Residential mortgage-backed - US agency	6,386	31	(20)	6,397
Collateralized mortgage obligations - US agency	2,927	96	-	3,023
Collateralized mortgage obligations - Private label	1,467	-	(71)	1,396
Total held-to-maturity	$54,645	$814	$(1,030)	$54,429

The amortized cost and estimated fair value of debt investments at September 30, 2017 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$19,754	$19,734	$1,675	$1,674
Due after one year through five years	11,937	11,918	10,862	11,074
Due after five years through ten years	8,634	8,630	17,813	18,445
Due after ten years	8,615	8,383	17,433	17,285
Sub-total	48,940	48,665	47,783	48,478
Residential mortgage-backed - US agency	32,898	32,674	7,099	7,234
Collateralized mortgage obligations - US agency	41,460	40,813	7,717	7,698
Collateralized mortgage obligations - Private label	16,808	16,718	3,617	3,606
Totals	$140,106	$138,870	$66,216	$67,016

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	September 30, 2017
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	3	$(19)	$10,949	4	$(29)	$14,184	7	$(48)	$25,133
State and political subdivisions	3	(24)	910	15	(166)	4,951	18	(190)	5,861
Corporate	1	(10)	4,928	1	(49)	1,757	2	(59)	6,685
Asset backed securities	1	(10)	1,033	1	(12)	744	2	(22)	1,777
Residential mortgage-backed - US agency	12	(126)	16,393	3	(138)	3,472	15	(264)	19,865
Collateralized mortgage obligations - US agency	10	(146)	16,046	13	(516)	16,786	23	(662)	32,832
Collateralized mortgage obligations - Private label	5	(147)	7,315	2	(12)	2,166	7	(159)	9,481
Totals	35	$(482)	$57,574	39	$(922)	$44,060	74	$(1,404)	$101,634
Held-to-Maturity Portfolio
US Treasury, agencies and GSE's	1	$(7)	$992	-	$-	$-	1	$(7)	$992
State and political subdivisions	9	(58)	4,333	8	(203)	7,574	17	(261)	11,907
Corporate	3	(127)	2,954	1	(2)	833	4	(129)	3,787
Collateralized mortgage obligations - US agency	1	(139)	2,868	-	-	-	1	(139)	2,868
Collateralized mortgage obligations - Private label	1	(12)	1,184	-	-	-	1	(12)	1,184
Totals	15	$(343)	$12,331	9	$(205)	$8,407	24	$(548)	$20,738

	December 31, 2016
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	6	$(80)	$22,161	-	$-	$-	6	$(80)	$22,161
State and political subdivisions	53	(737)	14,057	-	-	-	53	(737)	14,057
Corporate	10	(385)	10,587	-	-	-	10	(385)	10,587
Asset backed securities	3	(37)	4,455	-	-	-	3	(37)	4,455
Equity and other investments	1	(17)	626	-	-	-	1	(17)	626
Residential mortgage-backed - US agency	23	(638)	29,849	-	-	-	23	(638)	29,849
Collateralized mortgage obligations - US agency	28	(1,087)	33,376	4	(96)	2,514	32	(1,183)	35,890
Collateralized mortgage obligations - Private label	5	(105)	6,577	-	-	-	5	(105)	6,577
Totals	129	$(3,086)	$121,688	4	$(96)	$2,514	133	$(3,182)	$124,202
Held-to-Maturity Portfolio
US Treasury, agencies and GSE's	1	$(18)	$982	-	$-	$-	1	$(18)	$982
State and political subdivisions	16	(693)	10,038	-	-	-	16	(693)	10,038
Corporate	5	(228)	4,402	-	-	-	5	(228)	4,402
Residential mortgage-backed - US agency	3	(20)	1,869	-	-	-	3	(20)	1,869
Collateralized mortgage obligations - Private label	1	(71)	1,396	-	-	-	1	(71)	1,396
Totals	26	$(1,030)	$18,687	-	$-	$-	26	$(1,030)	$18,687

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

Management does not believe any individual unrealized loss in the securities portfolio as of September 30, 2017 represents OTTI.  With the exception of certain individually small, primarily local market, municipal bond issuances, substantially all of securities held in the portfolio are rated at or above the lowest tier of investment grade by one or more nationally recognized statistical rating organizations (NRSRO).  At September 30, 2017, the investment portfolio held three corporate issuances, three subordinated debt securities (issued by non-affiliated financial institutions), and eleven senior position, multi-obligor asset- and mortgage-backed structured credit issuances acquired in 2016 and 2017, with aggregate carrying values of $6.0 million, $2.3 million and $12.4 million, respectively, that are unrated.

At September 30, 2017, three state or political subdivision issuances (“municipal” securities), with an aggregate amortized cost of $933,000, and categorized as available-for-sale, have been in a loss position for less than twelve months and have an aggregate unrealized loss of 2.67% of their fair value at that date.  Each of these has a relatively insignificant unrealized loss position ranging from 0.21% to 3.31%.  These losses are related to the securities’ relatively long duration and the current market pricing of imbedded call features within these securities and not to credit factors.  Accordingly, none of these municipal securities are deemed to have any credit impairment at the reporting date.

At September 30, 2017, 15 municipal securities, with an aggregate amortized cost of $5.1 million, and categorized as available-for-sale, have been in a loss position for twelve months or more and have an aggregate loss position of 3.35%.  The majority of the securities are rated in the top two credit categories by a NRSRO, with the exception of two individually small municipal bond issuances.  Each of the municipal securities in a loss position for twelve months or more at September 30, 2017 had unrealized losses ranging from 0.06% to 8.29%. These losses are related to the securities’ relatively long duration and the current market pricing of imbedded call features within these securities and not to credit factors.  Accordingly, none of these municipal securities are deemed to have any credit impairment at the reporting date.

At September 30, 2017, nine municipal securities, with an aggregate amortized cost of $4.4 million, and categorized as held-to-maturity, have been in a loss position for less than twelve months and have an aggregate loss position of 1.33%.  All of the securities are rated in the top two credit categories by a NRSRO with the exception of three individually small issuances that were unrated at issuance.  Each of the municipal securities in a loss position for less than twelve months at September 30, 2017 had unrealized losses ranging from 0.02% to 3.25%. These losses are related to the securities’ relatively long duration and the current market pricing of imbedded call features within these securities and not to credit factors.  Accordingly, none of these municipal securities are deemed to have any credit impairment at the reporting date.

At September 30, 2017, eight municipal securities, with an aggregate amortized cost of $7.8 million, and categorized as held-to-maturity, have been in a loss position for twelve months or more and have an aggregate loss position of 2.69%.  All of the securities are rated in the top two credit categories by a NRSRO.  Each of the municipal securities in a loss position for twelve months or more at September 30, 2017 had unrealized losses ranging from 1.62% to 4.42%. These losses are related to the securities’ relatively long duration and the current market pricing of imbedded call features within these securities and not to credit factors.  Accordingly, none of these municipal securities are deemed to have any credit impairment at the reporting date.

At September 30, 2017, one corporate security, which was unrated at issuance, with an aggregate amortized cost of $4.9 million and categorized as available-for-sale, has been in a loss position for less than twelve months, and has an aggregate unrealized loss of 0.21% at September 30, 2017.  One corporate security, rated above the lowest level of investment grade by a NRSRO, with an aggregate amortized cost of $1.8 million and categorized as available-for-sale, has been in a loss position for twelve months or more.  The unrealized loss on this security at September 30, 2017 was 2.76% of its amortized historical cost.  Neither security is deemed to have any credit impairment at the reporting date.

Three corporate securities, with aggregate amortized costs of $3.1 million have been in a loss positions for less than twelve months.  The securities are categorized as held-to-maturity. Two of the securities are rated at least at the lowest investment grade by an NRSRO and one of the securities was unrated at issuance.  In aggregate, these securities have an unrealized loss of 4.30% at September 30, 2017, with individual losses ranging from 0.32% to 5.83%. These losses are related to the securities’ relatively long duration and not to credit factors.  Accordingly, none of these corporate securities are deemed to have any credit impairment at the reporting date.

One corporate security, with an amortized cost of $833,000 has been in a loss positions for twelve months or more.  This security is categorized as held-to-maturity and was unrated at issuance. The unrealized loss of 0.18% at September 30,

2017 was related to the securities’ relatively long duration and not to credit factors.  Accordingly, this corporate security was not deemed to have any credit impairment at the reporting date.

One fixed rate, private-label asset-backed security, with an amortized cost of $1.0 million has been in a loss position for less than twelve months at September 30, 2017. This security is categorized as available-for-sale and was unrated at issuance. The security has an unrealized loss of 1.0% at September 30, 2017 and has significant collateral enhancement protecting its principal value.  Management monitors the performance of all private-label securities closely and has determined that there is no credit impairment present related to this security at September 30, 2017.

One fixed rate, private-label asset-backed security, with an amortized cost of $756,000 has been in a loss position for twelve months or more at September 30, 2017. This security is categorized as available-for-sale and was unrated at issuance. The security has an unrealized loss of 1.61% at September 30, 2017 and has significant collateral enhancement protecting its principal value.  Management monitors the performance of all private-label securities closely and has determined that there is no credit impairment present related to this security at September 30, 2017.

Five private-label mortgage-backed securities, with an aggregate amortized cost of $7.5 million have been in a loss position for less than twelve months at September 30, 2017. These securities are categorized as available-for-sale and four of the five were unrated at issuance with the fifth security being rated AAA by Standard & Poors. The securities have an unrealized aggregate loss of 2.00% with individual security losses ranging from 0.80% to 4.28% at September 30, 2017.  Each security has significant collateral enhancement protecting its principal value. Management monitors the performance of all private-label securities closely and has determined that there is no credit impairment present related to these securities at the reporting date.

Two private-label mortgage-backed securities, with an aggregate amortized cost of $2.2 million have been in a loss position for twelve months or more at September 30, 2017. These securities are categorized as available-for-sale and were unrated at issuance. The securities have an unrealized aggregate loss of 0.58% with individual security losses ranging from 0.19% to 0.85% at September 30, 2017.  Each security has significant collateral enhancement protecting its principal value. Management monitors the performance of all private-label securities closely and has determined that there is no credit impairment present related to these securities at the reporting date.

One private-label mortgage-backed security, with an amortized cost of $1.2 million has been in a loss position for twelve months or more at September 30, 2017. This security is categorized as held-to-maturity and was unrated at issuance. The security has an unrealized loss of 1.01% at September 30, 2017.  Each security has significant collateral enhancement protecting its principal value. Management monitors the performance of all private-label securities closely and has determined that there is no credit impairment present related to these securities at the reporting date.

All other securities in an unrealized loss position at September 30, 2017 are securities issued by either the U.S. Government or its sponsored entities.  The securities include mortgage-backed issuances, collateralized mortgage obligations and agency debentures issued by GNMA, FNMA, FHLMC, FHLB and FFCB.  These entities are currently rated Aaa by Moody’s Investor Services and AA+ by Standard and Poors.  GNMA securities carry explicit guarantees by the U.S. Government as to timely repayment of principal and securities issued by the other agencies listed above are implicitly guaranteed by the U.S. Government.  The unrealized losses reflected are primarily attributable to changes in interest rates since the securities were acquired.  The company does not intend to sell these securities, nor is it more likely than not, that the company will be required to sell these securities prior to recovery of the amortized cost.  As such, management does not believe any individual unrealized loss as of September 30, 2017 represents OTTI.

Gross realized gains (losses) on sales of securities for the indicated periods are detailed below:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2017	2016	2017	2016
Realized gains on investments	$165	$4	$313	$233
Realized gains on hedging activity	-	-	250	-
Realized losses on investments	(57)	-	(249)	(17)
	$108	$4	$314	$216

As of September 30, 2017 and December 31, 2016, securities with a fair value of $111.8 million and $96.4 million, respectively, were pledged to collateralize certain municipal deposit relationships.  As of the same dates, securities with a fair value of $20.9 million and $12.9 million were pledged against certain borrowing arrangements.

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

The composition of net periodic pension plan and postretirement plan costs for the indicated periods is as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	For the three months ended September 30,				For the nine months ended September 30,
(In thousands)	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$-	$-	$-	$-	$-	$-	$-	$-
Interest cost	118	116	2	2	355	348	6	6
Expected return on plan assets	(236)	(238)	-	-	(709)	(714)	-	-
Amortization of net losses/(gains)	39	56	(2)	(2)	115	169	(6)	(6)
Net periodic benefit plan benefit	$(79)	$(66)	$-	$-	$(239)	$(197)	$-	$-

The Company will evaluate the need for further contributions to the defined benefit pension plan during 2017.  The prepaid pension asset is recorded in other assets on the statement of condition as of September 30, 2017 and December 31, 2016.

Note 6:   Loans

Major classifications of loans at the indicated dates are as follows:

	September 30,	December 31,
(In thousands)	2017	2016
Residential mortgage loans:
1-4 family first-lien residential mortgages	$209,147	$199,000
Construction	5,924	8,505
Total residential mortgage loans	215,071	207,505

Commercial loans:
Real estate	187,960	150,698
Lines of credit	53,888	50,477
Other commercial and industrial	43,779	40,394
Tax exempt loans	11,064	12,523
Total commercial loans	296,691	254,092

Consumer loans:
Home equity and junior liens	25,408	24,722
Other consumer	29,733	6,293
Total consumer loans	55,141	31,015

Total loans	566,903	492,612
Net deferred loan fees	(407)	(465)
Less allowance for loan losses	(6,628)	(6,247)
Loans receivable, net	$559,868	$485,900

Although the Bank may occasionally purchase or fund loan participation interests outside of its primary market areas, the Bank generally originates residential mortgage, commercial, and consumer loans largely to customers throughout Oswego and Onondaga counties. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers’ abilities to honor their loan contracts is dependent upon the counties’ employment and economic conditions.

The Bank acquired $15.6 million and $10.2 million of loans originated by an unrelated financial institution, located outside of the Bank’s market area, in January 2017 and April 2017, respectively.   The acquired loan pools represented a 90% participating interest in a total of 1,231 loans secured by liens on automobiles with maturities ranging primarily from two to six years. These loans will be serviced through their respective maturities by the originating financial institution.  At September 30, 2017 there were 1,131 loans outstanding with a remaining outstanding carrying value of $21.4 million.  Since the acquisition of these loan pools, a total of two loans, with a combined outstanding balance of $13,300, have been charged-off as uncollectible.

As of September 30, 2017 and December 31, 2016, residential mortgage loans with a carrying value of $148.1 million and $140.3 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

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
Other consumer

The following tables present the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	As of September 30, 2017
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$204,636	$1,050	$1,604	$1,857	$209,147
Construction	5,924	-	-	-	5,924
Total residential mortgage loans	210,560	1,050	1,604	1,857	215,071
Commercial loans:
Real estate	179,951	3,483	3,748	778	187,960
Lines of credit	52,748	280	814	46	53,888
Other commercial and industrial	42,469	566	476	268	43,779
Tax exempt loans	11,064	-	-	-	11,064
Total commercial loans	286,232	4,329	5,038	1,092	296,691
Consumer loans:
Home equity and junior liens	24,783	130	203	292	25,408
Other consumer	29,711	14	8	-	29,733
Total consumer loans	54,494	144	211	292	55,141
Total loans	$551,286	$5,523	$6,853	$3,241	$566,903

	As of December 31, 2016
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$194,377	$1,445	$2,115	$1,063	$199,000
Construction	8,505	-	-	-	8,505
Total residential mortgage loans	202,882	1,445	2,115	1,063	207,505
Commercial loans:
Real estate	143,126	3,714	3,858	-	150,698
Lines of credit	49,393	684	400	-	50,477
Other commercial and industrial	39,027	661	702	4	40,394
Tax exempt loans	12,523	-	-	-	12,523
Total commercial loans	244,069	5,059	4,960	4	254,092
Consumer loans:
Home equity and junior liens	23,963	170	389	200	24,722
Other consumer	6,224	17	8	44	6,293
Total consumer loans	30,187	187	397	244	31,015
Total loans	$477,138	$6,691	$7,472	$1,311	$492,612

Management has reviewed its loan portfolio and determined that, to the best of its knowledge, no material exposure exists to sub-prime or other high-risk residential mortgages.  The Company is not in the practice of originating these types of loans.

At September 30, 2017, there were $3.2 million in loans classified as doubtful as compared to $1.3 million of those loans at December 31, 2016.  The $1.9 million increase in loans classified as doubtful at September 30, 2017, as compared to December 31, 2016, was due to increases in loans categorized as doubtful in 1-4 family first-lien residential mortgages, commercial real estate loans, and in all other loan categories in aggregate of $794,000, $778,000 and $358,000, respectively. The $794,000 increase in 1-4 family first-lien residential mortgages classified as doubtful was primarily due to a single loan with an outstanding balance of $406,000, with the remaining balance of $372,000 being comprised of four additional loans.  The $778,000 increase in commercial real estate loans classified as doubtful was due to the addition of two loans with aggregate outstanding balances of that amount.  The net aggregate increase of $358,000 in loans classified as doubtful in all other loan categories was primarily due to the addition of four commercial and industrial loans, the largest of which had an outstanding balance of $124,000 at September 30, 2017.

Management thoroughly reviews all relevant factors in determining the collectability of doubtful loans, including the estimated fair value of the underlying collateral, in determining the adequacy of specific reserves against potential losses arising from doubtful loans.  Management believes that it has established sufficient specific reserves within its overall allowance for loan and lease losses to mitigate any material impact to the Company’s financial results related to the future disposition of these loans.

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

An age analysis of past due loans, not including net deferred loan costs, segregated by portfolio segment and class of loans, as of September 30, 2017 and December 31, 2016, are detailed in the following tables:

	As of September 30, 2017
	30-59 Days	60-89 Days	90 Days
	Past Due	Past Due	and	Total		Total Loans
(In thousands)	And Accruing	And Accruing	Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,237	$676	$2,265	$4,178	$204,969	$209,147
Construction	-	-	-	-	5,924	5,924
Total residential mortgage loans	1,237	676	2,265	4,178	210,893	215,071
Commercial loans:
Real estate	3,868	162	1,635	5,665	182,295	187,960
Lines of credit	992	600	40	1,632	52,256	53,888
Other commercial and industrial	569	139	514	1,222	42,557	43,779
Tax exempt loans	-	-	-	-	11,064	11,064
Total commercial loans	5,429	901	2,189	8,519	288,172	296,691
Consumer loans:
Home equity and junior liens	185	-	339	524	24,884	25,408
Other consumer	17	14	51	82	29,651	29,733
Total consumer loans	202	14	390	606	54,535	55,141
Total loans	$6,868	$1,591	$4,844	$13,303	$553,600	$566,903

	As of December 31, 2016
	30-59 Days	60-89 Days	90 Days
	Past Due	Past Due	and	Total		Total Loans
(In thousands)	And Accruing	And Accruing	Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,247	$832	$2,560	$4,639	$194,361	$199,000
Construction	-	-	-	-	8,505	8,505
Total residential mortgage loans	1,247	832	2,560	4,639	202,866	207,505
Commercial loans:
Real estate	1,063	375	1,223	2,661	148,037	150,698
Lines of credit	819	-	-	819	49,658	50,477
Other commercial and industrial	333	-	640	973	39,421	40,394
Tax exempt loans	-	-	-	-	12,523	12,523
Total commercial loans	2,215	375	1,863	4,453	249,639	254,092
Consumer loans:
Home equity and junior liens	105	157	338	600	24,122	24,722
Other consumer	8	13	50	71	6,222	6,293
Total consumer loans	113	170	388	671	30,344	31,015
Total loans	$3,575	$1,377	$4,811	$9,763	$482,849	$492,612

At September 30, 2017, there were $13.3 million in loans past due including $6.9 million in loans 30-59 days past due.  At December 31, 2016, there were $9.8 million in loans past due including $3.6 million in loans 30-59 days past due. The increase of $3.5 million in total loans past due at September 30, 2017, as compared to December 31, 2016, was primarily due to an increase of $3.3 million in loans 30-59 days past due.  The increase in loans 30-59 days past due at September 30, 2017, as compared to December 31, 2016, was primarily due to one commercial real estate loan with an outstanding balance of $2.0 million that was 30-59 days past due at September 30, 2017.  In addition, two commercial lines of credit, with combined balances of $491,000, were added to the 30-59 days past due loans at September 30, 2017.  The aggregate remaining increase of $1.0 million in the 30-59 days past due loans at September 30, 2017, as compared to December 31, 2016, was due to a large number of individually immaterial additions and deletions within the 30-59 days past due categories.

Nonaccrual loans, segregated by class of loan, were as follows:

	September 30,	December 31,
(In thousands)	2017	2016
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,265	$2,560
	2,265	2,560
Commercial loans:
Real estate	1,635	1,223
Lines of credit	40	-
Other commercial and industrial	514	640
	2,189	1,863
Consumer loans:
Home equity and junior liens	339	338
Other consumer	51	50
	390	388
Total nonaccrual loans	$4,844	$4,811

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

The table below details loans that have been modified as TDRs for the three months ended September 30, 2017.

	For the three months ended September 30, 2017
(In thousands)	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Additional provision for loan losses
Individually evaluated for impairment:
Commercial real estate loans	1	$ 2,024	$ 2,024	$ -

The table below details loans that have been modified as TDRs for the nine months ended September 30, 2017.

	For the nine months ended September 30, 2017
(In thousands)	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Additional provision for loan losses
Individually evaluated for impairment:
Commercial real estate loans	1	$ 2,024	$ 2,024	$ -

The TDR individually evaluated for impairment, for the three and nine months ended September 30, 2017, has been classified as a TDR due to economic concessions granted, which included extended interest only payment terms.

The Company had no loans that have been modified as TDRs for the three months ended September 30, 2016.

The table below details loans that have been modified as TDRs for the nine months ended September 30, 2016.

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

The Company had no loans that had been modified as TDRs during the twelve months prior to September 30, 2017, which had subsequently defaulted during the three months ended September 30, 2017.

The Company had one loan that had been modified as a TDR during the twelve months prior to September 30, 2017, which had subsequently defaulted during the nine months ended September 30, 2017

The Company had no loans that had been modified as TDRs during the twelve months prior to September 30, 2016, which had subsequently defaulted during the three or nine months ended September 30, 2016.

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

Impaired Loans

The following tables summarize impaired loan information by portfolio class at the indicated dates:

	September 30, 2017			December 31, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$582	$591	$-	$850	$857	$-
Commercial real estate	5,473	5,577	-	4,254	4,344	-
Commercial lines of credit	414	414	-	400	400	-
Other commercial and industrial	414	415	-	470	470	-
Home equity and junior liens	-	-	-	140	140	-
With an allowance recorded:
1-4 family first-lien residential mortgages	882	882	181	763	763	117
Commercial real estate	423	423	14	818	872	455
Commercial lines of credit	40	40	40	-	-	-
Other commercial and industrial	429	429	381	552	552	553
Home equity and junior liens	212	212	142	345	345	5
Total:
1-4 family first-lien residential mortgages	1,464	1,473	181	1,613	1,620	117
Commercial real estate	5,896	6,000	14	5,072	5,216	455
Commercial lines of credit	454	454	40	400	400	-
Other commercial and industrial	843	844	381	1,022	1,022	553
Home equity and junior liens	212	212	142	485	485	5
Totals	$8,869	$8,983	$758	$8,592	$8,743	$1,130

The following table presents the average recorded investment in impaired loans for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
1-4 family first-lien residential mortgages	$1,343	$598	$1,477	$568
Commercial real estate	5,185	3,884	4,996	4,138
Commercial lines of credit	438	615	422	599
Other commercial and industrial	905	351	958	549
Home equity and junior liens	213	282	282	285
Other consumer		2	-	3
Total	$8,084	$5,732	$8,135	$6,142

The following table presents the cash basis interest income recognized on impaired loans for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
1-4 family first-lien residential mortgages	$13	$7	$34	$19
Commercial real estate	89	22	184	74
Commercial lines of credit	4	20	16	20
Other commercial and industrial	6	-	20	21
Home equity and junior liens	3	2	7	6
Total	$115	$51	$261	$140

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

	For the three months ended September 30, 2017
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$813	$-	$2,804	$373	$1,611
Charge-offs	-	-	-	(7)	-
Recoveries	-	-	-	-	-
Provisions	(13)	-	477	348	(543)
Ending balance	$800	$-	$3,281	$714	$1,068
Ending balance: related to loans individually evaluated for impairment	181	-	14	40	381
Ending balance: related to loans collectively evaluated for impairment	$619	$-	$3,267	$674	$687

Loans receivables:
Ending balance	$209,147	$5,924	$187,960	$53,888	$43,779
Ending balance: individually evaluated for impairment	1,464	-	5,896	454	843
Ending balance: collectively evaluated for impairment	$207,683	$5,924	$182,064	$53,434	$42,936

		Home equity	Other
	Municipal	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$493	$163	$-	$6,258
Charge-offs	-	-	(57)	-	(64)
Recoveries	-	5	9	-	14
Provisions (credits)	-	(8)	88	71	420
Ending balance	$1	$490	$203	$71	$6,628
Ending balance: related to loans individually evaluated for impairment	-	142	-	-	758
Ending balance: related to loans collectively evaluated for impairment	$1	$348	$203	$71	$5,870

Loans receivables:
Ending balance	$11,064	$25,408	$29,733		$566,903
Ending balance: individually evaluated for impairment	-	212	-		8,869
Ending balance: collectively evaluated for impairment	$11,064	$25,196	$29,733		$558,034

	For the nine months ended September 30, 2017
	1-4 family
	first-lien				Other
	residential		Commercial	Commercial	commercial
(In thousands)	mortgage	Construction	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$759	$-	$2,935	$397	$1,658
Charge-offs	(156)	-	(505)	(60)	(17)
Recoveries	1	-	-	-	15
Provisions (credits)	196	-	851	377	(588)
Ending balance	$800	$-	$3,281	$714	$1,068

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$331	$166	$-	$6,247
Charge-offs	-	(69)	(97)	-	(904)
Recoveries	-	6	31	-	53
Provisions	-	222	103	71	1,232
Ending balance	$1	$490	$203	$71	$6,628

	For the three months ended September 30, 2016
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$627	$-	$3,071	$405	$1,241
Charge-offs	(114)	-	-	-	-
Recoveries	1	-	7	1	5
Provisions	119	-	203	(22)	67
Ending balance	$633	$-	$3,281	$384	$1,313
Ending balance: related to loans
individually evaluated for impairment	37		835	5	141
Ending balance: related to loans
collectively evaluated for impairment	$596	$-	$2,446	$379	$1,172

Loans receivables:
Ending balance	$193,704	$5,936	$142,914	$47,406	$40,961
Ending balance: individually
evaluated for impairment	596	-	3,525	414	543
Ending balance: collectively
evaluated for impairment	$193,108	$5,936	$139,389	$46,992	$40,418

		Home equity	Other
	Municipal	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$350	$147	$88	$5,930
Charge-offs	-	(26)	(19)	-	$(159)
Recoveries	-	6	13	-	$33
Provisions (credits)	2	27	14	(88)	$322
Ending balance	$3	$357	$155	$-	$6,126
Ending balance: related to loans
individually evaluated for impairment	-	6	-	-	1,024
Ending balance: related to loans
collectively evaluated for impairment	$3	$351	$155	$-	5,102

Loans receivables:
Ending balance	$12,715	$24,186	$5,816		$473,638
Ending balance: individually
evaluated for impairment	-	278	1		5,357
Ending balance: collectively
evaluated for impairment	$12,715	$23,908	$5,815		$468,281

	For the nine months ended September 30, 2016
	1-4 family
	first-lien				Other
	residential		Commercial	Commercial	commercial
(In thousands)	mortgage	Construction	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$581	$-	$2,983	$401	$1,270
Charge-offs	(144)	-	-	(43)	-
Recoveries	2	-	7	10	12
Provisions (credits)	194	-	291	16	31
Ending balance	$633	$-	$3,281	$384	$1,313

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$3	$350	$118	$-	$5,706
Charge-offs	-	(115)	(38)	-	(340)
Recoveries	-	9	38	-	78
Provisions (credits)	-	113	37	-	682
Ending balance	$3	$357	$155	$-	$6,126

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

The allocation of the allowance for loan losses summarized on the basis of the Company’s calculation methodology was as follows:

	September 30, 2017
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$181	$-	$14	$40	$381
Historical loss rate	106	-	121	77	14
Qualitative factors	513	-	3,146	597	673
Total	$800	$-	$3,281	$714	$1,068

		Home equity	Other
(In thousands)	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$142	$-	$-	$758
Historical loss rate	-	48	34	-	400
Qualitative factors	1	300	169	71	5,470
Total	$1	$490	$203	$71	$6,628

	September 30, 2016
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$37	$-	$835	$5	$141
Historical loss rate	79	-	84	40	52
Qualitative factors	517	-	2,362	339	1,120
Total	$633	$-	$3,281	$384	$1,313

		Home equity	Other
(In thousands)	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$6	$-	$-	$1,024
Historical loss rate	-	35	23	-	313
Qualitative factors	3	316	132	-	4,789
Total	$3	$357	$155	$-	$6,126

Note 8:   Foreclosed Real Estate

The Company is required to disclose the carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession of the property at each reporting period.

(Dollars in thousands)	Number of properties	September 30, 2017	Number of properties	December 31, 2016
Foreclosed residential real estate	4	$467	7	$393

At September 30, 2017, the Company reported $1.2 million in residential real estate loans in the process of foreclosure.

Note 9:   Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  The Company had $2.2 million of standby letters of credit as of September 30, 2017.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.   The fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The Company used the following methods and significant assumptions to estimate fair value:

Investment securities:  The fair values of securities available-for-sale are obtained from an independent third party and are based on quoted prices on nationally recognized securities exchanges where available (Level 1).  If quoted prices are not available, fair values are measured by utilizing matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2).  Management made no adjustment to the fair value quotes that were received from the independent third party pricing service. Level 3 securities are assets whose fair value cannot be determined by using observable measures, such as market prices or pricing models. Level 3 assets are typically very illiquid, and fair values can only be calculated using estimates or risk-adjusted value ranges. Management applies known factors, such as currently applicable discount rates, to the valuation of those investments in order to determine fair value at the reporting date.

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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	September 30, 2017
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$27,154	$-	$27,154
State and political subdivisions	-	8,915	-	8,915
Corporate	-	7,504	-	7,504
Asset backed securities	-	5,092	-	5,092
Residential mortgage-backed - US agency	-	32,674	-	32,674
Collateralized mortgage obligations - US agency	-	40,813	-	40,813
Collateralized mortgage obligations - Private label	-	16,718	-	16,718
Equity investment securities:
Common stock - Financial services industry	-	221	528	749
Total available-for-sale securities	$-	$139,091	$528	$139,619

	December 31, 2016
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$24,184	$-	$24,184
State and political subdivisions	-	16,481	-	16,481
Corporate	-	15,195	-	15,195
Asset backed securities		6,664		6,664
Residential mortgage-backed - US agency	-	30,566	-	30,566
Collateralized mortgage obligations - US agency	-	40,986	-	40,986
Collateralized mortgage obligations - Private label	-	6,577	-	6,577
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	626	-	-	626
Common stock - Financial services industry	-	220	456	676
Total available-for-sale securities	$626	$140,873	$456	$141,955

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the three months ended September 30, 2017 were as follows:

(In thousands)	Common Stock - Financial Services Industry
Balance - June 30, 2017	$456
Total gains realized/unrealized:
Included in earnings	-
Included in other comprehensive income	72
Settlements	-
Sales	-
Balance - September 30, 2017	$528
Changes in unrealized gains included in earnings related to assets still held at September 30, 2017	$-

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the nine months ended September 30, 2017 were as follows:

(In thousands)	Common Stock - Financial Services Industry
Balance - December 31, 2016	$456
Total gains realized/unrealized:
Included in earnings	-
Included in other comprehensive income	72
Settlements	-
Sales	-
Balance - September 30, 2017	$528
Changes in unrealized gains included in earnings related to assets still held at September 30, 2017	$-

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company's investments that are categorized within Level 3 of the fair value hierarchy at the indicated dates:

(In thousands)	At September 30, 2017
Investment Type	Fair Value	Valuation Techniques	Unobservable Input	Weight
Common Stock - Financial Services Industry	$528	Inputs to comparables	Weight ascribed to comparable companies	100%

(In thousands)	At December 31, 2016
Investment Type	Fair Value	Valuation Techniques	Unobservable Input	Weight
Common Stock - Financial Services Industry	$456	Inputs to comparables	Weight ascribed to comparable companies	100%

Pathfinder Bank had the following assets measured at fair value on a nonrecurring basis as of September 30, 2017 and December 31, 2016:

		September 30, 2017
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$2,295	$2,295
Foreclosed real estate	$-	$-	$433	$433

		December 31, 2016
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$4,049	$4,049
Foreclosed real estate	$-	$-	$393	$393

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at the indicated dates.

Quantitative Information about Level 3 Fair Value Measurements

	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At September 30, 2017
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 20% (11%)
	(Sales Approach)	Costs to Sell	7% - 13% (10%)
Discounted Cash Flow

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15% (15%)
	(Sales Approach)	Costs to Sell	6% - 8% (7%)

Quantitative Information about Level 3 Fair Value Measurements

	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2016
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 10% (5%)
	(Sales Approach)	Costs to Sell	8% - 13% (10%)
Discounted Cash Flow

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15% (15%)
	(Sales Approach)	Costs to Sell	6% - 8% (7%)

There have been no transfers of assets into or out of any fair value measurement level during the three and nine months ended September 30, 2017.

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

Investment securities – The fair values of securities available-for-sale and held-to-maturity are obtained from an independent third party and are based on quoted prices on nationally recognized exchange where available (Level 1).  If quoted prices are not available, fair values are measured by utilizing matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2).  Management made no adjustment to the fair value quotes that were received from the independent third party pricing service.  Level 3 securities are assets whose fair value cannot be determined by using observable measures, such as market prices or pricing models. Level 3 assets are typically very illiquid, and fair values can only be calculated using estimates or risk-adjusted value ranges. Management applies known factors, such as currently applicable discount rates, to the valuation of those investments in order to determine fair value at the reporting date.

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

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		September 30, 2017		December 31, 2016
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$61,218	$61,218	$22,419	$22,419
Investment securities - available-for-sale	1	-	-	626	626
Investment securities - available-for-sale	2	139,091	139,091	140,873	140,873
Investment securities - available-for-sale	3	528	528	456	456
Investment securities - held-to-maturity	2	66,216	67,016	54,645	54,429
Federal Home Loan Bank stock	2	3,898	3,898	3,250	3,250
Net loans	3	559,868	559,108	485,900	484,704
Accrued interest receivable	1	2,638	2,638	2,532	2,532

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$511,859	$511,859	$421,627	$421,627
Time Deposits	2	204,568	204,377	189,356	189,197
Borrowings	2	74,796	74,765	58,947	58,918
Subordinated loans	2	15,051	14,680	15,025	14,310
Accrued interest payable	1	178	178	75	75

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

On four occasions during the first half of 2017, the Company sold, and subsequently repurchased, a U.S. Treasury security in the approximate amount of $40.0 million for each transaction.  These transactions were intended to act as hedges against rising short-term interest rates.  The Company was in controlling possession of, but did not own, the securities at the time of each sale. The securities had been received by the Company, under industry-standard repurchase agreements, from an unrelated third party as collateral for a series of 30-day loans of approximately $40.0 million on each occasion which were made at market rates of interest to that third party. The security sale on each occasion provided the funds necessary to advance the loan to the third party and placed the Company in what is generally described as a “short position” with respect to the sold U.S. Treasury security.  These transactions acted as a hedge against rising short-term interest rates because the price of each sold security would be expected to decline in a rising short-term interest rate environment and could therefore be re-acquired at the conclusion of each 30-day loan period at a price lower than the price at which the security was originally sold.  Short-term rates rose over the combined duration of these transactions and, consequently, the Company recognized aggregate gains on the sale and repurchase of the securities in the amounts of $250,000 for the nine months ended September 30, 2017.  The transactions’ gains were characterized as capital gains for tax purposes.  These capital gains utilized existing, previously reserved-for, capital loss tax carryforwards that were established in 2013. The Company recognized tax benefits related to these transactions of $96,000 for the nine months ended September 30, 2017.  The tax benefits arose from the reversal of reserves established in 2013 against the portion of the Company’s deferred tax asset related to existing capital loss carryforward positions.  The reserves were originally established due to the uncertainty of the Company’s ability to generate future capital gain income within the five-year statutory life of the capital loss carryforward position under the Internal Revenue Code. The recognized tax benefit from the reversal of those reserves reduced the Company’s effective tax rate from what would have been 28.3% to 25.5% for the nine months ended September 30, 2017.

The capital gain income and the additional recognized tax benefits derived from these transactions were partially offset by an additional $266,000 in after-tax interest expense on borrowings derived from additional pre-tax interest expense on those borrowings of $430,000 that reduced pretax net interest margin by that amount in the nine month period.  In total, after-tax net income increased by $80,000 for the nine months ended September 30, 2017 as a result of these hedging transactions. The Company initially incurred consulting and placement fees of $128,000 related to these transactions, of which $49,000 has been charged to interest expense and included in the additional interest expense totals discussed above. The remaining $79,000 in consulting and placement fees has been recorded on the Company’s Consolidated Statements of Condition at September 30, 2017 as deferred fees and will be recognized ratably as interest expense on the occasions that this hedging position is reestablished in future periods.  The hedge position was closed as of June 30, 2017 and was not reopened during the third quarter of 2017. Other than the deferred fees of $79,000 discussed above, these hedging activities had no effect on the Company’s consolidated financial condition at September 30, 2017.

Note 12:   Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) (“AOCI”), net of tax, for the periods indicated are summarized in the table below.

	For the three months ended September 30, 2017
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Financial Derivative	Unrealized Gains and Losses on Available- for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(1,468)	$-	$(523)	$(429)	(2,420)
Other comprehensive income before reclassifications	-	-	(233)	15	(218)
Amounts reclassified from AOCI	22	-	65	-	87
Ending balance	$(1,446)	$-	$(691)	$(414)	$(2,551)

	For the three months ended September 30, 2016
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Financial derivative	Unrealized Gains and Losses on Available- for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(1,779)	$-	$406	$(612)	$(1,985)
Other comprehensive income before reclassifications	-	-	(39)	47	8
Amounts reclassified from AOCI	33	-	2	-	35
Ending balance	$(1,746)	$-	$369	$(565)	$(1,942)

	For the nine months ended September 30, 2017
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Financial derivative	Unrealized Gains and Losses on Available- for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(1,513)	$-	$(1,845)	$(464)	$(3,822)
Other comprehensive income before reclassifications	-	-	965	50	1,015
Amounts reclassified from AOCI	67	-	189	-	256
Ending balance	$(1,446)	$-	$(691)	$(414)	$(2,551)

	For the nine months ended September 30, 2016
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Financial derivative	Unrealized Gains and Losses on Available- for-Sale Securities	Securities reclassified from AFS to HTM	Total
Beginning balance	$(1,844)	$(16)	$(51)	$(654)	(2,565)
Other comprehensive income before reclassifications	-	1	290	89	380
Amounts reclassified from AOCI	98	15	130	-	243
Ending balance	$(1,746)	$-	$369	$(565)	$(1,942)

The following table presents the amounts reclassified out of each component of AOCI for the indicated period:

	Amount Reclassified			Amount Reclassified
	from AOCI[1]			from AOCI[1]
	(Unaudited)			(Unaudited)
(In thousands)	For the three months ended			For the nine months ended
Details about AOCI[1] components	September 30, 2017	September 30, 2016	Affected Line Item in the Statement of Income	September 30, 2017	September 30, 2016
Unrealized holding gain on financial derivative:
Reclassification adjustment for interest expense included in net income	$-	$-	Interest on long term borrowings	$-	$(25)
	-	-	Provision for income taxes	-	10
	$-	$-	Net Income	$-	$(15)
Retirement plan items
Retirement plan net losses recognized in plan expenses[2]	$(37)	$(54)	Salaries and employee benefits	$(109)	$(163)
	15	22	Provision for income taxes	42	65
	$(22)	$(32)	Net Income	$(67)	$(98)

Available-for-sale securities
Realized gain on sale of securities	$(108)	$(4)	Net gains on sales and redemptions of investment securities	$(314)	$(216)
	43	1	Provision for income taxes	125	86
	$(65)	$(3)	Net Income	$(189)	$(130)

1 Amounts in parentheses indicates debits in net income.

2 These items are included in net periodic pension cost.

   See Note 5 for additional information.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

General

The Company is a Maryland corporation headquartered in Oswego, New York.  The primary business of the Company is its investment in Pathfinder Bank (the "Bank"), a New York State chartered commercial bank, which is 100% owned by the Company and the Company is 100% owned by public shareholders.  The Bank has three wholly owned operating subsidiaries, Pathfinder Risk Management Company, Inc. (“PRMC”), Pathfinder REIT, Inc. and Whispering Oaks Development Corp. All significant inter-company accounts and activity have been eliminated in consolidation.  Although the Company owns, through its subsidiary PRMC, 51% of the membership interest in FitzGibbons Agency, LLC (“Agency”), the Company is required to consolidate 100% of FitzGibbons within the consolidated financial statements.  The 49% of which the Company does not own is accounted for separately as noncontrolling interests within the consolidated financial statements.  At September 30, 2017, the Company and subsidiaries had total assets of $874.6 million, total liabilities of $812.2 million and shareholders' equity of $61.9 million plus noncontrolling interest of $485,000, which represents the 49% of FitzGibbons not owned by the Company.

The following discussion reviews the Company's financial condition at September 30, 2017 and the results of operations for the three and nine-month periods ended September 30, 2017 and 2016. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Non-GAAP Financial Measures

Regulation G, a rule adopted by the Securities and Exchange Commission (SEC), applies to certain SEC filings, including earnings releases, made by registered companies that contain “non-GAAP financial measures.”  GAAP is generally accepted accounting principles in the United States of America.  Under Regulation G, companies making public disclosures containing non-GAAP financial measures must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure (if a comparable GAAP measure exists) and a statement of the Company’s reasons for utilizing the non-GAAP financial measure as part of its financial disclosures.  The SEC has exempted from the definition of “non-GAAP financial measures” certain commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures, supplemental information is not required. Financial institutions like the Company and its subsidiary banks are subject to an array of bank regulatory capital measures that are financial in nature but are not based on GAAP and are not easily reconcilable to the closest comparable GAAP financial measures, even in those cases where a comparable measure exists. The Company follows industry practice in disclosing its financial condition under these various regulatory capital measures, including period-end regulatory capital ratios for itself and its subsidiary banks, in its periodic reports filed with the SEC, and does so without compliance with Regulation G, on the widely-shared assumption that the SEC regards such non-GAAP measures to be exempt from Regulation G.  The Company uses in this Report additional non-GAAP financial measures that are commonly utilized by financial institutions and have not been specifically exempted by the SEC from Regulation G. The Company provides, as supplemental information, such non-GAAP measures included in this Report as described immediately below.

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

Deferred income tax assets and liabilities are determined using the liability method.  Under this method, the net deferred tax asset or liability is recognized for the future tax consequences.  This is attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating and capital loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  If current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established.  The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.  Valuation allowances of $54,000 and $150,000 were maintained at September 30, 2017 and December 31, 2016, respectively, as management believes it may not generate sufficient capital gains to offset its capital loss carry forward.  The Company’s effective tax rate differs from the statutory rate due primarily to non-taxable income from specific types of investment securities and loans, and bank owned life insurance.

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

The Company carries all of its available-for-sale investments at fair value with any unrealized gains or losses reported, net of tax, as an adjustment to shareholders' equity and included in accumulated other comprehensive income (loss), except for the credit-related portion of debt security impairment losses and other-than-temporary impairment (“OTTI”) of equity securities which are charged to earnings.  The Company's ability to fully realize the value of its investments in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.  In evaluating the debt security (both available-for-sale and held-to-maturity) portfolio for other-than-temporary impairment losses, management considers (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) if the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. When the fair value of a held-to-maturity or available-for-sale security is less than its amortized cost basis, an assessment is made as to whether OTTI is present.  The Company considers numerous factors when determining whether a potential OTTI exists and the period over which the debt security is expected to recover.  The principal factors considered are (1) the length of time and the extent to which the fair value has been less than the amortized cost basis, (2) the financial condition of the issue and (guarantor, if any) and adverse conditions specifically related to the security, industry or geographic area, (3) failure of the issuer of the security to make scheduled interest or principal payments, (4) any changes to the rating of the security by a NRSRO, and (5) the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies.

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

Recent Events

On September 29, 2017, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.055 per common share.  The dividend is payable on November 3, 2017 to shareholders of record on October 13, 2017.

Overview and Results of Operations

The following represents the significant highlights of the Company’s operating results between the third quarter of 2017 and the third quarter of 2016.

•	Net income increased $87,000, or 10.6%, to $907,000.
•	Basic and diluted earnings per share each increased $0.02 per share.
•	Return on average assets decreased five basis points to 0.44% as the increase in average assets outpaced the increase in net income.
•

Net interest income, after provision for loan losses, increased 12.2% to $5.6 million.  This increase in earnings was due to the increase in average balances of interest-earning assets, which was partially offset by a decrease in net interest margin.

•	Net interest margin decreased by 18 basis points to 3.10%, primarily as a result of a 21 basis point increase in average rates paid on interest-bearing liabilities.

The following represents significant highlights of the Company’s operating results between the first nine months of 2017 and the first nine months of 2016.

•	Net income improved by $314,000, or 13.6%, to $2.6 million.
•	Basic earnings per share improved by $0.09 to $0.65 per share.
•	Diluted earnings per share increased $0.08 to $0.63 per share.
•	Return on average assets decreased by two basis points to 0.44% as the increase in average assets outpaced the increase in net income.
•

Net interest income, after provision for loan losses, increased 9.7% to $15.8 million.  This increase in earnings was due to the increase in average balances of interest-earning assets, partially offset by a decrease in net interest margin.

•	Net interest margin decreased by 21 basis points to 3.00%, primarily as a result of a 22 basis point increase in average rates paid on interest-bearing liabilities.

The following reflects the significant changes in financial condition between December 31, 2016 and September 30, 2017.

•

Total assets increased 16.8% to $874.6 million primarily due to increases in interest-earning deposits, loans and held-to-maturity investment securities.  These increases were funded largely by increases in time and core deposits as well as increases in borrowed funds.

•

Asset quality metrics remained stable between December 31, 2016 and September 30, 2017. The ratio of nonperforming loans to total loans was 0.86% at September 30, 2017 as compared to 0.98% at December 31, 2016.  Similarly, the ratio of nonperforming assets to total assets declined to 0.63% at September 30, 2017 from 0.72% at December 31, 2016.

The Company had net income available to common shareholders of $907,000 for the three months ended September 30, 2017 compared to net income available to common shareholders of $820,000 for the three months ended September 30, 2016.  The $87,000, or 10.6%, increase in net income available to common shareholders was due primarily to a $1.3 million increase in interest and dividend income and a $47,000 increase in noninterest income, partially offset by an increase of $578,000 in interest expense, a $480,000 increase in noninterest expenses, an increase of $98,000 in provision for loan losses, and a $64,000 increase in income tax expense.

Net interest income before the provision for loan losses increased $704,000 to $6.0 million for the three months ended September 30, 2017 as compared to the same three-month period in the previous year.  The increase was a result of the increase in average interest-earning asset balances, primarily due to increases in loans and taxable investment securities.  The increase in interest income that was derived from the increase in interest-earning asset balances was partially offset by an increase in the average balance and average cost of interest-bearing liabilities between the year-over-year third quarter periods.

The $47,000 increase in noninterest income in the quarter ended September 30, 2017, as compared to the same quarterly period in 2016, was primarily the result of increases of $104,000 in gains on the sales and redemptions of investment securities, partially offset by a $48,000 decrease in other charges, commissions & fees income, and an aggregate decrease in all other noninterest income categories of $9,000 in the quarter ended September 30, 2017, as compared with the same quarterly period in 2016.

The $480,000 increase in noninterest expenses in the quarter ended September 30, 2017, as compared to the same quarterly period in 2016, was due primarily to an increase of $272,000, or 10.1%, in salaries and employee benefits expense that reflected an increase in staffing levels intended to meet increased loan demand and to better serve customers and potential customers as the Bank’s operations continue to expand into Onondaga County.  In addition, professional and other services increased $50,000, advertising expenses increased $41,000, FDIC assessments increased $45,000, and all other noninterest expenses increased a net $72,000, or 4.3%, in aggregate in the quarter ended September 30, 2017, as compared with the same three-month period of 2016.

The $98,000 increase in the provision for loan losses in the quarter ended September 30, 2017, as compared with the same quarter of 2016, was due principally to the $94.3 million, or 20.3%, increase in average loan balances in the third quarter of 2017 as compared with the same quarter of 2016 and the corresponding increase in the estimable and probable loan losses inherent in the loan portfolio.

In comparing the year-over-year third quarter periods, the return on average assets decreased five basis points to 0.44% due to the combined effects of the increase in net income (the numerator in the ratio) and the increase in average assets (the denominator in the ratio).  Average assets increased due to increases in average loans and average taxable investment securities of $94.3 million and $41.7 million, respectively in the third quarter of 2017 as compared to the same quarter of 2016.  Average deposits increased $120.7 million in the third quarter of 2017, as compared with the same quarter in 2016, due to increased consumer deposits, continued growth in municipal depositor relationships, and increased commercial deposits resulting in part from new loan account relationships, particularly in Onondaga County.

The Company had net income available to common shareholders of $2.6 million for the nine months ended September 30, 2017 compared to net income available to common shareholders of $2.3 million for the nine months ended September 30, 2016.  The $330,000 increase in net income available to common shareholders was due primarily to a $3.7 million increase in interest and dividend income, and a $46,000 increase in noninterest income, partially offset by increases of $1.7 million in interest expense, $1.0 million in noninterest expenses, $550,000 in provision for loan losses, and $49,000 in income tax expense.

Net interest income before the provision for loan losses increased $1.9 million to $17.1 million for the nine months ended September 30, 2017 as compared to the same nine-month period in the previous year.  The increase was a result of the increase in average interest-earning asset balances, primarily due to increases in loans and taxable investment securities.  The increase in interest income that was derived from the increase in interest-earning asset balances was partially offset by an increase in the average balance and average cost of interest-bearing liabilities between the year-over-year nine-month periods.

The $46,000 increase in noninterest income in the quarter ended September 30, 2017, as compared to the same nine-month period in 2016, was primarily the result of increases of $98,000 in gains on the sales and redemptions of investment securities, partially offset by a $52,000 decrease in all other noninterest income categories in the nine months ended September 30, 2017, as compared with the same nine-month period in 2016.

The $1.0 million increase in noninterest expenses for the nine months ended September 30, 2017 as compared to the same nine-month period in the previous year was due primarily to an increase of $603,000, or 7.5%, in salaries and employee benefits expense that reflected an increase in staffing levels intended to meet increased loan demand and to better serve customers and potential customers as the Bank’s operations continue to expand into Onondaga County.  In addition, building and occupancy expenses increased $192,000, or 13.4%, in the nine months ended September 30, 2017, as compared to the same nine-month period in 2016, primarily due to the effects of increased depreciation related to recently completed modernization projects for a significant portion of the Bank’s occupied and available-for-lease facilities and the timing of certain maintenance activities.  All other noninterest expenses increased $227,000, or 4.7%, in aggregate in the nine months ended September 30, 2017, as compared with the same nine-month period of 2016.

The $550,000 increase in the provision for loan losses in the nine months ended September 30, 2017, as compared with the same nine-month period in 2016, was due principally to the $88.8 million, or 19.9%, increase in average loan balances in the first nine months of 2017 as compared with the same nine-month period in 2016 requiring a corresponding increase in the estimable and probable loan losses inherent in the loan portfolio, as well as some modest changes to the overall loan portfolio’s composition, that required the application of increased loan loss factors to the overall portfolio.

Return on average assets decreased two basis points to 0.44% between the year-over-year nine-month periods due to reasons similar to those mentioned above for the year-over-year third quarter comparisons.

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

	For the three months ended September 30,
	2017			2016
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$558,280	$6,291	4.51%	$463,968	$5,396	4.65%
Taxable investment securities	176,328	1,033	2.34%	134,613	623	1.85%
Tax-exempt investment securities	27,526	179	2.60%	31,850	211	2.65%
Fed funds sold and interest-earning deposits	13,621	30	0.88%	14,846	21	0.57%
Total interest-earning assets	775,755	7,533	3.88%	645,277	6,251	3.87%
Noninterest-earning assets:
Other assets	49,474			34,767
Allowance for loan losses	(6,387)			(5,954)
Net unrealized (losses) gains
on available-for sale-securities	(910)			799
Total assets	$817,932			$674,889
Interest-bearing liabilities:
NOW accounts	$71,611	$30	0.17%	$57,796	$26	0.18%
Money management accounts	13,862	6	0.17%	14,457	10	0.28%
MMDA accounts	207,747	340	0.65%	153,492	173	0.45%
Savings and club accounts	85,123	21	0.10%	80,094	19	0.09%
Time deposits	194,483	619	1.27%	157,763	384	0.97%
Subordinated loans	15,045	201	5.34%	15,011	193	5.14%
Borrowings	78,595	313	1.59%	59,376	147	0.99%
Total interest-bearing liabilities	666,466	1,530	0.92%	537,989	952	0.71%
Noninterest-bearing liabilities:
Demand deposits	83,178			71,681
Other liabilities	5,842			4,999
Total liabilities	755,486			614,669
Shareholders' equity	62,446			60,220
Total liabilities & shareholders' equity	$817,932			$674,889
Net interest income		$6,003			$5,299
Net interest rate spread			2.96%			3.16%
Net interest margin			3.10%			3.28%
Ratio of average interest-earning assets
to average interest-bearing liabilities			116.40%			119.94%

	For the nine months ended September 30,
	2017			2016
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$534,905	$17,901	4.46%	$446,115	$15,367	4.59%
Taxable investment securities	175,603	2,921	2.22%	137,408	1,813	1.76%
Tax-exempt investment securities	29,412	562	2.55%	29,517	602	2.72%
Fed funds sold and interest-earning deposits	19,792	103	0.69%	16,412	47	0.38%
Total interest-earning assets	759,712	21,487	3.77%	629,452	17,829	3.78%
Noninterest-earning assets:
Other assets	51,621			39,396
Allowance for loan losses	(6,248)			(5,884)
Net unrealized (losses) gains
on available for sale securities	(1,676)			570
Total assets	$803,409			$663,534
Interest-bearing liabilities:
NOW accounts	$66,891	$78	0.16%	$55,957	$66	0.16%
Money management accounts	13,948	19	0.18%	14,335	26	0.24%
MMDA accounts	220,791	901	0.54%	163,779	545	0.44%
Savings and club accounts	84,604	62	0.10%	79,155	55	0.09%
Time deposits	185,448	1,616	1.16%	156,520	1,067	0.91%
Subordinated loans	15,037	591	5.24%	15,002	597	5.31%
Borrowings	68,313	1,139	2.22%	43,858	341	1.04%
Total interest-bearing liabilities	655,032	4,406	0.90%	528,606	2,697	0.68%
Noninterest-bearing liabilities:
Demand deposits	82,229			68,822
Other liabilities	5,271			4,498
Total liabilities	742,532			601,926
Shareholders' equity	60,877			61,608
Total liabilities & shareholders' equity	$803,409			$663,534
Net interest income		$17,081			$15,132
Net interest rate spread			2.87%			3.10%
Net interest margin			3.00%			3.21%
Ratio of average interest-earning assets
to average interest-bearing liabilities			115.98%			119.08%

As indicated in the above tables, net interest income, before provision for loan losses, increased $704,000, or 13.3%, to $6.0 million for the three months ended September 30, 2017 as compared to the same prior year period.  This increase was due principally to the $130.5 million, or 20.2%, increase in average balances of interest-earning assets, whose overall average yield increased 1 basis point to 3.88%.  These positive factors on net interest income were partially offset by an increase in the average balance of interest-bearing liabilities of $128.5 million, or 23.9%, and an increase of 21 basis points on the average interest rate paid on those liabilities.   In total, net interest margin decreased 18 basis points to 3.10% due largely to the increase in rates paid on average interest-bearing liabilities, as noted above.  The following analysis should also be viewed in conjunction with the table below which reports the changes in net interest income attributable to rate and volume.

Interest income increased $1.3 million, or 20.5%, to $7.5 million for the three months ended September 30, 2017 compared to the same three-month period in 2016.  The increase in interest income was due principally to the increase in average balances of loans and taxable investment securities which increased 20.3% and 31.0%, respectively, between the year-over-year third quarter periods.  The increase in the average balances of loans reflects the Company’s continued success in its expansion within the greater Syracuse market.  The effect on interest income from the increase in average loan balances was partially offset by a decrease in the average yield on loans of 14 basis points. The decrease in the average yield on loans was the result of new loan production being added to the loan portfolio at rates slightly lower than the average rates of the previously existing portfolio. Further supporting the quarter-over-quarter increase in interest income, the average balance of taxable investment securities increased by $41.7 million and the average yield on that portfolio improved 49 basis points to 2.34%.  The increase in the average yield on taxable investment securities was the result of an increase in book yields on adjustable-rate securities and the purchase of new securities, often with longer durations or more credit risk exposure, at rates higher than the average rates of securities within the previously-existing portfolio whose balances continue to be reduced by amortization and maturities.

Interest expense for the three months ended September 30, 2017 increased $578,000, or 60.7%, to $1.5 million when compared to the same prior year period.  Deposit interest expense increased $404,000, or 66.0%, to $1.0 million due to a $109.2 million increase in the average balance of interest-bearing deposits accompanied by an 18 basis point increase in the average annualized rate paid on these deposits to 0.71% for the three months ended September 30, 2017, as compared with the same three-month period in 2016. This increase was primarily due to 30 and 20 basis points increases in the average rates paid on time deposits and money market deposit accounts (“MMDA”), respectively, during the three months ended September 30, 2017 as compared to the same time period in 2016.  These increases in the rates paid on time deposits and MMDA accounts reflected the competitive environment for such deposits within the Company’s marketplace as well as a general increase in short-term interest rates nationally. In addition to the increase in interest expense on deposits, the Company also saw an increase of $166,000 in interest expense on borrowed funds in the three months ended September 30, 2017, as compared with the same three-month period in 2016.  This increase in interest expense related to borrowed funds between the year-over-year periods was due to a $19.2 million increase in the average balance of borrowed funds in the three months ended September 30, 2017, as compared to the same three-month period in the prior year, and to general increases in short-term interest rates that occurred since the third quarter of 2016.

For the nine-month period ended September 30, 2017, net interest income, before the provision for loan losses, increased $1.9 million, or 12.9%, to $17.1 million compared to the nine months ended September 30, 2016.  In total, net interest margin decreased 21 basis points to 3.00% due largely to the increase in rates paid on average interest-bearing liabilities, as discussed below.  Interest income increased $3.7 million, or 20.5%, to $21.5 million for the nine months ended September 30, 2017 compared to the same nine-month period in 2016.  The increase in interest income was due principally to the increase in average balances of loans and taxable investment securities which increased 19.9% and 27.8%, respectively, between the year-over-year nine-month periods.  The increase in the average balances of loans reflects the Company’s continued success in its expansion within the greater Syracuse market.  These increases were also positively affected by the increase in the average yield on taxable investment securities of 46 basis points to 2.22%.  These increases helped offset the year-over-year nine month decrease in the average yield on loans of 13 basis points to 4.46%.  This decrease in the average yield on loans was the result of new loan production being added to the loan portfolio at rates slightly lower than the average rates of the previously existing portfolio.  The increase in the average yield on taxable investment securities was the result of an increase in book yields on adjustable-rate securities and the purchase of new securities, often with longer durations or more credit risk exposure, at rates higher than the average rates of securities within the previously-existing portfolio whose balances continue to be reduced by amortization and maturities.

Interest expense for the nine months ended September 30, 2017 increased $1.7 million, or 63.4%, to $4.4 million due principally to the increase in average interest-bearing liabilities of $126.4 million along with a 22 basis point increase in the average rate paid on these liabilities to 0.90%.  The increase in average rates paid on interest-bearing liabilities was due to a $917,000 increase in deposit interest expense, including a $549,000 increase in the interest paid on time deposits, and a $798,000 increase in interest expense on borrowed funds, including $430,000 in interest expense paid for short-term interest-rate risk hedging transactions. The average balances of interest-bearing deposits, which include brokered deposits, increased $102.0 million between the year-over-year nine-month periods. The increase in the average balance of these deposits was due in part to increased marketing focus on these products and the use of promotional pricing for time deposits and MMDA accounts during the first nine months of 2017 as compared to the same nine-month period in 2016.  The annualized average rate on deposit interest expense increased 12 basis points to 0.62% for the nine months ended September 30, 2017 as compared with the same nine-month period in 2016.  This increase was primarily due to a 25 basis point increase in the average rate paid on time deposits during the nine months ended September 30, 2017 as compared to the same time period in 2016, reflecting the competitive environment for such deposits within the Company’s marketplace and a general increase in short-term interest rates.

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

	Three months ended September 30,			Nine months ended September 30,
	2017 vs. 2016			2017 vs. 2016
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Loans	$1,940	$(1,045)	$895	$3,237	$(703)	$2,534
Taxable investment securities	221	189	410	572	536	1,108
Tax-exempt investment securities	(28)	(4)	(32)	(2)	(38)	(40)
Interest-earning deposits	(11)	20	9	11	45	56
Total interest income	2,122	(840)	1,282	3,818	(160)	3,658
Interest Expense:
NOW accounts	14	(10)	4	13	(1)	12
Money management accounts	-	(4)	(4)	(1)	(6)	(7)
MMDA accounts	73	94	167	216	140	356
Savings and club accounts	1	1	2	4	3	7
Time deposits	101	134	235	219	330	549
Subordinated loans	-	8	8	2	(8)	(6)
Borrowings	58	108	166	261	537	798
Total interest expense	247	331	578	714	995	1,709
Net change in net interest income	$1,875	$(1,171)	$704	$3,104	$(1,155)	$1,949

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

Management extensively reviews recent trends in historical losses, environmental factors and specific reserve needs on loans individually evaluated for impairment in its determination of the adequacy of the allowance for loan losses. We recorded $420,000 in provision for loan losses for the three-month period ended September 30, 2017, as compared to $322,000 for the three-month period ended September 30, 2016.  The increase in the provision for loan losses was due to an increase in the estimable and probable loan losses inherent in the loan portfolio resulting from the $94.3 million, or 20.3%, increase in average loan balances in the third quarter of 2017, as compared with the same quarter of 2016 and, to a lesser extent, an increase of $1.9 million in loans classified as doubtful.

At September 30, 2017, there were $3.2 million in loans classified as doubtful as compared to $1.3 million of those loans at December 31, 2016.  The $1.9 million increase in loans classified as doubtful at September 30, 2017, as compared to December 31, 2016, was due to increases in loans categorized as doubtful in 1-4 family first-lien residential mortgages, commercial real estate loans, and in all other loan categories in aggregate of $794,000, $778,000 and $358,000, respectively. The $794,000 increase in 1-4 family first-lien residential mortgages classified as doubtful was primarily due to a single loan with an outstanding balance of $406,000, with the remaining balance of $372,000 being comprised of four additional loans.  The $778,000 increase in commercial real estate loans classified as doubtful was due to the addition of two loans with aggregate outstanding balances of that amount.  The net aggregate increase of $358,000 in loans classified as doubtful in all other loan categories was primarily due to the addition of four commercial and industrial loans, the largest of which had an outstanding balance of $124,000 at September 30, 2017.

For the first nine months of 2017, we recorded $1.2 million in provision for loan losses as compared to $682,000 in the same prior year nine-month period.  This $550,000 increase in the provision for loan losses was due principally to the $88.8 million, or 19.9%, increase in average loan balances in the first nine months of 2017 as compared with the same nine-month period of 2016 and the resultant increase in the estimable and probable loan losses inherent in the loan portfolio. In addition, the provision for loan losses was also increased due to modest changes to the loan portfolio’s composition, primarily by increasing the percentage of commercial loans to total loans within the portfolio, thereby requiring the application of increased loan loss factors to the overall portfolio.

The Company measures delinquency based on the amount of past due loans as a percentage of total loans.  The ratio of delinquent loans to total loans increased to 2.35% at September 30, 2017 as compared to 1.98% at December 31, 2016.  Delinquent loans increased at a rate that was modestly more than the rate of increase in total loan balances, primarily driven by an increase of $3.3 million in loans delinquent 30-59 days. At September 30, 2017, there were $13.3 million in loans past due including $6.9 million in loans 30-59 days past due.  At December 31, 2016, there were $9.8 million in loans past due including $3.6 million in loans 30-59 days past due. The increase of $3.5 million in total loans past due at September 30, 2017, as compared to December 31, 2016, was primarily due to an increase of $3.3 million in loans 30-59 days past due.  The increase in loans 30-59 days past due at September 30, 2017, as compared to December 31, 2016, was primarily due to one commercial real estate loan with an outstanding balance of $2.0 million that was 30-59 days past due at September 30, 2017.  In addition, two commercial lines of credit, with combined balances of $491,000, were added to the 30-59 days past due loans at September 30, 2017.  The aggregate remaining increase of $1.0 million in the 30-59 days past due loans at September 30, 2017, as compared to December 31, 2016, was due to a large number of individually immaterial additions and deletions within the 30-59 days past due categories.  Total loans with delinquent balances 60-89 days past due increased by $214,000 in aggregate, primarily as a result of the delinquency of a single commercial line of credit in the amount of $600,000, partially offset by net declines in all other categories of loans of $386,000.  Loans delinquent 90 days and over represented 0.85% of the total loan portfolio at September 30, 2017, as compared to 0.98% of the total loan portfolio at December 31, 2016.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, including insurance agency commissions, and net gains on sales of securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(Dollars in thousands)	2017	2016	Change		2017	2016	Change
Service charges on deposit accounts	$295	$289	$6	2.1%	$832	$861	$(29)	-3.4%
Earnings and gain on bank owned life insurance	92	94	(2)	-2.1%	225	240	(15)	-6.3%
Loan servicing fees	44	49	(5)	-10.2%	112	114	(2)	-1.8%
Debit card interchange fees	134	138	(4)	-2.9%	441	414	27	6.5%
Other charges, commissions and fees	335	383	(48)	-12.5%	1,155	1,149	6	0.5%
Noninterest income before gains	900	953	(53)	-5.6%	2,765	2,778	(13)	-0.5%
Net gains on sales and redemptions of investment securities	108	4	104	2600.0%	314	216	98	45.4%
Net gains (losses) on sales of loans and foreclosed real estate	2	6	(4)	-66.7%	(43)	(4)	(39)	975.0%
Total noninterest income	$1,010	$963	$47	4.9%	$3,036	$2,990	$46	1.5%

The $47,000 increase in noninterest income in the quarter ended September 30, 2017, as compared to the same quarterly period in 2016, was primarily the result of an increase of $104,000 in net gains on sales and redemptions of investment securities, partially offset by a decrease of $48,000 in other charges, commissions & fee income, and net decreases of $9,000 in all other noninterest income categories.  The net gains on sales and redemptions of investment securities was the result of the sale of certain mortgage-backed and municipal securities during the quarter ended September 30, 2017 as part of the Bank’s program to modestly reduce duration within the investment portfolio. The $48,000 decrease in other charges, commissions and fees in the third quarter of 2017, as compared to the same quarterly period in 2016, was primarily due to reductions in investment services revenues of $42,000 due to factors that are considered to be temporary in duration.

The $46,000 increase in total noninterest income for the nine months ended September 30, 2017, as compared to the same prior year period, was primarily the result of an increase of $98,000 in net gains on sales and redemptions of investment securities, partially offset by an increase of $39,000 in net losses on sales of loans, and net decreases of $13,000 in all other noninterest income categories.  The increase in net losses on the sales of loans and foreclosed real estate of $39,000 was related to individually immaterial aggregate losses on sales of foreclosed residential real estate properties.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(Dollars in thousands)	2017	2016	Change		2017	2016	Change
Salaries and employee benefits	$2,960	$2,688	$272	10.1%	$8,629	$8,026	$603	7.5%
Building occupancy	554	544	10	1.8%	1,624	1,432	192	13.4%
Data processing	468	474	(6)	-1.3%	1,311	1,315	(4)	-0.3%
Professional and other services	245	195	50	25.6%	655	613	42	6.9%
Advertising	191	150	41	27.3%	539	479	60	12.5%
FDIC assessments	153	108	45	41.7%	290	324	(34)	-10.5%
Audits and exams	84	81	3	3.7%	253	239	14	5.9%
Other expenses	627	562	65	11.6%	2,004	1,855	149	8.0%
Total noninterest expenses	$5,282	$4,802	$480	10.0%	$15,305	$14,283	$1,022	7.2%

The $480,000, or 10.0%, increase in noninterest expenses between year-over-year third quarter periods was principally due to an increase in salaries and employee benefits expense which increased by $272,000.  All other noninterest expenses increased $208,000 in aggregate for the three months ended September 30, 2017 as compared to the same three-month period in 2016.  The detail of the components of the overall increase in noninterest expense follows:

•

The $272,000 increase in salaries and employee benefits expense in the third quarter of 2017, as compared to the same three-month period in 2016, was primarily due to $152,000 in salary expense increases, employee benefits expense increases totaling $52,000, increased stock-based compensation of $37,000, an increase in commissions expense of $26,000 and a net increase in all other salaries and employee benefits expense of $5,000. Salaries expense increased primarily as the result of additional staff members supporting current and planned asset growth and risk management activities.  The year-over-year increases in employee benefits expense and employee payroll tax expense resulted primarily from normal salary increases. Stock-based compensation expenses increased as the result of new stock option and restricted stock grants that were made in May 2016.  Commissions expense increased primarily due to discretionary production-based bonuses paid to members of the Bank’s loan origination group.

•

The $50,000 increase in professional and other services was primarily due to $63,000 in fees paid to two unaffiliated consulting firms during the quarter for assistance with operational and strategic planning.

•

Advertising expense increased $41,000 primarily as the result of increases in the level of brand awareness advertising expenditures focused on the Onondaga County market and product promotional campaigns within the entirety of the Bank’s geographic market area.

•

FDIC assessments increased $45,000 due to an increase in average insured deposits of $109.2 million, and an increase in the Bank’s risk-weighted assessment resulting from the phase-out of a benefit the Company previously received in the FDIC’s risk-weighting methodology from its ownership of the now-dissolved Pathfinder

Commercial Bank.  These additional costs were partially offset by a reduction in the deposit insurance premium structure imposed on the vast majority of ‘well-capitalized’ depository institutions nationally by the FDIC as of September 1, 2016.

•

All other noninterest expenses increased in aggregate in the year-over-year three-month periods by a total of $72,000, or 4.3%, due primarily to $47,000 in increased community service donations and a net $25,000 increase in all other expense categories due to a broad range of individually immaterial variances.

The $1.0 million, or 7.2%, increase in noninterest expenses between the nine-month period ended September 30, 2017 and the same prior year period was principally due to an increase in salaries and employee benefits expense, building occupancy costs, and other expenses.  The detail of these components follows:

•

The $603,000 increase in salaries and employee benefits expense in the first nine months of 2017, as compared to the same nine-month period in 2016, was primarily due to $344,000 in salary expense increases, increased stock-based compensation of $183,000, employee benefits expense increases totaling $110,000, an increase in employee payroll tax expense of $41,000, and a net increase of $37,000 in all other salaries and employee benefit categories, excluding commissions expense which declined $112,000. Salaries expense increased primarily as the result of additional staff members supporting current and planned asset growth and risk management activities.  Stock-based compensation expenses increased as the result of new stock option and restricted stock grants that were made in May 2016. The year-over-year increases in employee benefits expense corresponded to the increase in salaries expense described above. The net increase of $37,000 in all other salaries and employee benefit categories, excluding commissions expense was due to a number of individually immaterial differences from the prior year.  The decrease in commission expense was primarily related to incentive payments made to certain personnel at the Agency in 2016 that were not made in 2017, due to year-over-year timing differences, as well as a general restructuring of the Company’s commission payment programs that took effect in 2017.

•

The $192,000 increase in building occupancy expenses was primarily related to $80,000 and $65,000 increases in building and furniture and fixtures depreciation, and building and machine maintenance expenses and depreciation, respectively, for the nine months ended September 30, 2017, as compared with the same nine-month period in 2016. The increase in depreciation expense was related to the Company’s recently completed modernization projects for a significant portion of its occupied and available-for-lease facilities.  The increase in building and machine maintenance expenses was largely due to timing factors and nonrecurring charges in 2017.

•

Advertising expense increased $60,000 primarily as the result of increased brand awareness advertising focused on the Onondaga County market and product promotional campaigns within the entirety of the Bank’s geographic market area.

•

Finally, all other noninterest expenses increased in aggregate in the year-over-year nine-month periods by a total of $167,000, or 3.8%, primarily due to $93,000 of increases in ORE expenses and a net $74,000 increase in all other aggregate expenses due to a broad range of individually immaterial variances.  The increase in ORE expenses in the nine months ended September 30, 2017, as compared to the same nine-month period in the previous year, was due to timing differences between the two periods and is not considered to be indicative of accelerating cost trends related to foreclosed properties.

At September 30, 2017, the Bank serviced 236 residential mortgage loans in the aggregate amount of $14.6 million that have been sold on a non-recourse basis to FNMA.  FNMA is the only unrelated third-party that has acquired loans originated by the Bank. On an infrequent basis, loans previously sold to FNMA that subsequently default may be found to have underwriting defects that place the loans out of compliance with the representations and warranties made by the Bank.  This can occur at any time while the loan is outstanding.  In such cases, the Bank is required to repurchase the defaulted loans from FNMA.  Repurchase losses sustained by the Bank include all costs incurred by FNMA as part of the foreclosure process, including items such as delinquent property taxes and legal fees.  Management continues to monitor the underwriting standards applied to all residential mortgage loan originations and subsequent sales through its quality control processes and considers these occurrences and their related expenses to be isolated.

Income Tax Expense

Income tax expense increased $64,000 to $386,000 for the quarter ended September 30, 2017 as compared to $322,000 for the same period in 2016 primarily due to the $173,000 increase in reported net income before taxes, and also by an increase in the effective tax rate in the quarter ended September 30, 2017, as compared with the prior year period.  The effective tax rate for the third quarter of 2017 was 30.3%, exclusive of the net income attributable to our controlling interest in the Agency.  For the three-month period ended September 30, 2016, the effective tax rate was 28.1%.

The increase in the effective tax rate between the year-over-year third quarter periods from 28.1% in the three months ended September 30, 2016 to 30.3% in the three months ended September 30, 2017 was due to a smaller proportion of tax exempt income to our total income in the third quarter of 2017, as compared with the same period in the prior year.  Income from tax exempt loans and investments, as a percentage of the Company’s total income, declined primarily due to the relatively high level of taxable loan asset growth in the first nine months of 2017.

Income tax expense increased $49,000 to $869,000 for the nine months ended September 30, 2017 as compared to $820,000 for the same period in 2016 primarily due to the $423,000 increase in reported net income before taxes, partially offset by a decrease in the effective tax rate in the nine months ended September 30, 2017, as compared with the prior year nine-month period.  The effective tax rate for the nine months ended September 30, 2017 was 25.5%, exclusive of the net income attributable to our controlling interest in the Insurance Agency.  For the nine-month period ended September 30, 2016, the effective tax rate was 26.4%

During the first half of 2017, the Company realized capital gain income of $250,000 related to hedging transactions designed to reduce the Company’s exposure to rising short-term interest rates.  The Company recognized a tax benefit of $96,000 from the reversal of reserves established in 2013 against the portion of the Company’s deferred tax asset related to capital loss carryforward positions at the end of that year. The reserves were established in 2013 due to the uncertainty of the Company’s ability to generate future capital gain income within the five-year statutory life of the capital loss carryforward position under the Internal Revenue Code. The recognized tax benefit from the reversal of those reserves reduced the Company’s effective tax rate for the nine months ended September 30, 2017 from what would have been 28.3% to 25.5%.  See Note 11 of this Form 10-Q for a further discussion of the hedging transactions.

The increase in the effective tax rate between the year-over-year periods, excluding the effects of the reversal of the reserve against the Company’s deferred tax asset discussed above, from 26.4% in the nine months ended September 30, 2016 to 28.3% in the nine months ended September 30, 2017 was due to a smaller proportion of tax exempt income to our total income in the first half of 2017, as compared with the same period in the prior year.  Income from tax exempt loans and investments, as a percentage of the Company’s total income, declined primarily due to the relatively high level of taxable loan asset growth in the first half of 2017.

Earnings per Share

Basic and diluted earnings per share were $0.22 for the third quarter of 2017, as compared to $0.20 for the same quarter of 2016.  These $0.02 increases in basic and fully diluted earnings per share were driven principally by the increases in net income between these two periods.

Basic and diluted earnings per share were $0.65 and $0.63, respectively, for the nine-month period ended September 30, 2017 as compared to $0.56 and $0.55, respectively, for the same prior year period.  The increase in earnings per share between these two periods was due to the increase in net income between these two time periods, augmented by a $16,000 decrease in preferred stock dividends paid in 2016 that were not paid in the current year.  In February 2016, the Company fully redeemed its preferred stock issuance thereby terminating the requirement to pay preferred stock dividends at that time. Further information on earnings per share can be found in Note 3 of this Form 10-Q.

Changes in Financial Condition

Assets

Total assets increased $125.6 million, or 16.8%, to $874.6 million at September 30, 2017 as compared to $749.0 million at December 31, 2016.  This increase was due primarily to increases in loans, interest-earning deposits, and held-to-maturity investment securities.

Total net loans receivable increased $74.0 million, or 15.2%, to $559.9 million at September 30, 2017 from $485.9 million at December 31, 2016. All loan portfolio segments recorded increases between these two dates, with increases of $42.6 million, $24.1 million, and $7.6 million in commercial loans, consumer loans, and residential mortgage loans, respectively.  In addition, the Bank acquired $15.6 million and $10.2 million of loans originated by an unrelated financial institution, located outside of the Bank’s market area, in January 2017 and April 2017, respectively.   The acquired loan pools in combination represented a 90% interest in a total of 1,231 loans secured by liens on automobiles with maturities ranging primarily from two to six years. These loans will be serviced through their respective maturities by the originating financial institution and met in all material respects the Bank’s internal underwriting standards. At September 30, 2017 there were 1,131 loans remaining within these pools with an outstanding balance of $21.4 million.

Investment securities increased $9.2 million, or 4.7%, to $205.8 million at September 30, 2017, as compared to $196.6 million at December 31, 2016, due principally to purchases intended to improve overall portfolio performance and provide additional collateral for anticipated increases in municipal deposits expected in the fourth quarter of 2017.  Of the total increase in investment securities, $11.5 million was due to net additions of securities that were classified at purchase as held-to-maturity, partially offset by a net decrease of $2.3 million in investment securities categorized as available-for-sale.  When new investment securities are acquired, management reviews certain security characteristics and determines the Company’s intent and ability to hold the security to maturity.  Based on the security characteristics and management’s intentions, the security is classified as either available-for-sale or held-to-maturity.

Cash and cash equivalents increased $38.8 million, or 173.1%, to $61.2 million at September 30, 2017, as compared to $22.4 million at December 31, 2016. The $38.8 increase in cash and cash equivalents was primarily due to a group of ten large deposits, seven of which were from a single customer, totaling $35.8 million that were placed with the Bank during the three business days immediately prior to September 30, 2017.  These deposits are expected to be transitory in nature and are anticipated to remain with the Bank for an indefinite but relatively short period of time. The Bank has invested these deposit proceeds into short-term cash equivalent instruments at September 30, 2017 and intends to liquidate these cash equivalent positions as these transitory customer deposits are withdrawn.

Liabilities

Total liabilities increased $121.5 million to $812.2 million at September 30, 2017 compared to $690.7 million at December 31, 2016.  Deposits increased $105.4 million, or 17.3%, to $716.4 million at September 30, 2017, compared to $611.0 million at December 31, 2016.  This increase was the result of an increase in deposits obtained directly from customers within the Bank’s marketplace of $107.9 million, comprised of increases in time deposits and core deposits of $23.7 million and $84.2 million, respectively.  These increases were partially offset by a $2.5 million decrease in brokered deposits.  The net increase in customer deposits during the nine months ended September 30, 2017 was due primarily to growth in all major deposit product categories as consumer, municipal, and business deposits increased $83.7 million, $14.6 million, and $9.6 million, respectively.  The Bank utilizes the Certificates of Deposit Account Registry Service (“CDARS”) provided by Promontory Interfinancial Network as a form of brokered deposits.  At September 30, 2017, deposits obtained through the use of this service declined $2.5 million to $55.2 million from $57.7 million at December 31, 2016.

Borrowed funds balances at September 30, 2017 increased $15.8 million, or 26.9%, to $74.8 million from $58.9 million at December 31, 2016.  Long-term borrowed funds, all of which were obtained from the FHLB-NY, increased $23.8 million, or 139.8%, over the nine-month period ended September 30, 2017 as a result of the Company’s strategy to build its position in longer duration liabilities to better match the characteristics of its interest-earning asset portfolios.

Shareholders’ Equity

The Company’s shareholders’ equity, exclusive of the noncontrolling interest, increased $4.0 million to $61.9 million at September 30, 2017 from $57.9 million at December 31, 2016. This increase was principally due to an increase of $2.0 million in retained earnings, a $587,000 increase in additional paid-in capital, resulting from activity within the Company’s stock-based compensation programs, and a $135,000 increase in ESOP shares earned. Additionally, shareholders’ equity was increased by a $1.3 million reduction in accumulated other comprehensive loss. The increase in retained earnings resulted from $2.7 million in net income recorded in the first nine months of 2017, partially offset by $645,000 in cash dividends declared on our common stock.  The reduction in accumulated comprehensive loss was primarily the result of the improvement in the fair market value of our available-for-sale investment securities in the nine months ended September 30, 2017.

Capital

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its banking operations.  This strong capital position serves to support growth and expansion activities while at the same time exceeding regulatory standards.  At September 30, 2017, the Bank met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 8%, Tier 1 common equity exceeding 6.5%, and a total risk-based capital ratio exceeding 10%.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The buffer is separate from the capital ratios required under the Prompt Corrective Action (“PCA”) standards. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum levels of the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity.  The capital conservation buffer requirement began being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and is increasing each year until fully implemented at 2.5% on January 1, 2019. For 2017, the capital buffer is 1.25% of risk-weighted assets. At September 30, 2017, the Bank exceeded all current and projected regulatory required minimum capital ratios, including the maximum capital buffer level that will be required on January 1, 2019.

Pathfinder Bank’s capital amounts and ratios as of the indicated dates are presented in the following tables:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be "Well-Capitalized" Under Prompt Corrective Provisions		Well-Capitalized With Buffer, Fully Phased In 2019
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2017:
Total Core Capital (to Risk-Weighted Assets)	$75,921	13.92%	$43,634	8.00%	$54,543	10.00%	$57,270	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$69,293	12.70%	$32,726	6.00%	$43,634	8.00%	$46,361	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$69,293	12.70%	$24,544	4.50%	$35,453	6.50%	$38,180	7.00%
Tier 1 Capital (to Assets)	$69,293	8.53%	$32,507	4.00%	$40,634	5.00%	$40,634	5.00%
As of December 31, 2016:
Total Core Capital (to Risk-Weighted Assets)	$72,098	14.79%	$38,996	8.00%	$48,745	10.00%	$51,182	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$66,003	13.54%	$29,247	6.00%	$38,996	8.00%	$41,433	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$66,003	13.54%	$21,935	4.50%	$31,684	6.50%	$34,121	7.00%
Tier 1 Capital (to Assets)	$66,003	9.06%	$29,154	4.00%	$36,443	5.00%	$36,443	5.00%

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of non-performing assets at the indicated dates:

	September 30,	December 31,	September 30,
(Dollars In thousands)	2017	2016	2016
Nonaccrual loans:
Commercial and commercial real estate loans	$2,189	$1,863	$2,153
Consumer	390	388	401
Residential mortgage loans	2,265	2,560	1,335
Total nonaccrual loans	4,844	4,811	3,889
Total nonperforming loans	4,844	4,811	3,889
Foreclosed real estate	671	597	655
Total nonperforming assets	$5,515	$5,408	$4,544

Accruing troubled debt restructurings	$4,464	$5,531	$1,843

Nonperforming loans to total loans	0.86%	0.98%	0.82%
Nonperforming assets to total assets	0.63%	0.72%	0.63%

Nonperforming assets include nonaccrual loans, nonaccrual troubled debt restructurings (“TDR”), and foreclosed real estate. The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more.  There are no loans that are past due 90 days or more and still accruing interest.  Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity.  TDRs are included in the above table within the categories of nonaccrual loans or accruing TDRs.  There were four nonaccruing TDR loans, with aggregate carrying values of $175,000 included among the nonaccrual loans detailed in the table above at September 30, 2017.

As indicated in the table above, nonperforming assets at September 30, 2017 were $5.5 million and were $107,000 higher than the $5.4 million reported at December 31, 2016, due primarily to an increase of $326,000 in nonperforming commercial and commercial real estate loans, an increase of $2,000 in nonperforming consumer loans and an increase of $74,000 in foreclosed real estate, partially offset by a decrease of $295,000 in nonperforming residential mortgage loans.

As indicated in the nonperforming asset table above, foreclosed real estate (“FRE”) balances increased $74,000 at September 30, 2017 from December 31, 2016, following ten sales from the portfolio and seven additions to the portfolio during the 2017 nine-month period.  More information regarding foreclosed real estate can be found in Note 8 of this Form 10-Q.

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

The allowance for loan losses represents management’s estimate of the probable losses inherent in the loan portfolio as of the date of the statement of condition.  The allowance for loan losses was $6.6 million and $6.2 million at September 30, 2017 and December 31, 2016, respectively.  The Company reported a small decrease in the ratio of the allowance for loan losses to total loans to 1.17% at September 30, 2017 as compared to 1.27% at December 31, 2016.  Management performs a quarterly evaluation of the allowance for loan losses based on quantitative and qualitative factors and has determined that the current level of the allowance for loan losses is adequate to absorb the losses in the loan portfolio as of September 30, 2017.

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

At September 30, 2017 and December 31, 2016, the Company had $8.9 million and $8.6 million in loans, respectively, which were deemed to be impaired, having established specific reserves of $758,000 and $1.1 million, respectively, on these loans.  The increase in impaired loans between these two dates was driven by an increase of $1.2 million in impaired commercial real estate loans, partially offset by decreases of $942,000 in all other categories of impaired loans. The $372,000 decrease in specific reserves for impaired loans at September 30, 2017, as compared to December 31, 2016 was primarily due to a $441,000 decrease in specific reserves for impaired commercial real estate loans that related to a $502,000 commercial real estate loan fully charged-off in the first quarter of 2017.

Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in those loans being included in future impaired loan reporting.  Potential problem loans totaled $6.7 million as of September 30, 2017, a decrease of $134,000, or 1.9%, as compared to $6.9 million at December 31, 2016.  These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired.

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

Through the first nine months of 2017, as indicated in the consolidated statement of cash flows, the Company reported net cash flows from financing activities of $120.8 million generated principally by increased balances of demand, savings, money market and time deposit accounts in the amount of $107.9 million and net increases in the aggregate balances of brokered deposits and borrowed funds totaling $13.4 million.  Partially offsetting these cash flows from funding activities were dividends paid to common shareholders of $648,000.  The increase in deposits was the result of organic growth within our existing marketplace coupled with targeted promotions for our MMDA product. Deposit growth occurred in the consumer, municipal and business customer segments during the first nine months of 2017.

In September 2017, the Company renewed a $26.0 million Irrevocable Stand-By Letter of Credit (“LOC”), first established in September 2016, with the FHLBNY as alternative means of collateralizing public funds deposits.  A LOC is a conditional commitment issued by the FHLBNY to guarantee the performance of the Bank with respect to large public funds deposits. These deposits are placed with the Bank by entities, such as municipalities and other political subdivisions within the Bank’s market area, and typically exceed the statutory FDIC deposit insurance limits for individual accounts. As a matter of statute, these depositors require that collateral be directly deposited by the Bank with an independent safekeeping agent, or in certain cases, that LOCs be issued by a third party that is acceptable to the depositor.  The Bank finds that, with certain depositor relationships, this method of collateralization for the benefit of the municipal depositors is more economically efficient than posting specific securities with a safekeeping agent. The Bank committed a portion of its mortgage loan portfolio as pledged collateral to the FHLBNY for the LOC.  Loans encumbered as collateral for letters of credit reduce the Bank’s available liquidity position in that available borrowing capacity with the FHLBNY is decreased substantially on a dollar-for-dollar basis.

The Company has a number of existing credit facilities available to it.  At September 30, 2017, total credit available to the Company under the existing lines of credit was approximately $183.4 million at FHLBNY, the Federal Reserve Bank, and three other correspondent banks. As of September 30, 2017, the Company had $100.9 million of the available lines of credit utilized, including encumbrances supporting outstanding letters of credit, described above, on its existing lines of credit with $82.5 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of September 30, 2017, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

Off-Balance Sheet Arrangements

The Company is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  At September 30, 2017, the Company had $104.0 million in outstanding commitments to extend credit and standby letters of credit.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At September 30, 2017, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material and adverse effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2017 through July 31, 2017	—	$—	—	74,292

August 1, 2017 through August 31, 2017	—	$—	—	74,292

September 1, 2017 through September 30, 2017	—	$—	—	74,292

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
101

The following materials from Pathfinder Bancorp, Inc. Form 10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition (iii) Consolidated Statements of Cash flows, and (iv) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATHFINDER BANCORP, INC.

(registrant)

November 13, 2017	/s/ Thomas W. Schneider
Thomas W. Schneider
President and Chief Executive Officer

November 13, 2017	/s/ James A. Dowd
James A. Dowd
Executive Vice President, Chief Operating Officer and Chief Financial Officer