Form 10-Q
period 2018-03-31
Pathfinder Bancorp, Inc.
filed 2018-05-11
CIK 1609065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 11, 2018, there were 4,302,086 shares outstanding of the registrant’s common stock.

PATHFINDER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.

Consolidated Statements of Condition

(Unaudited)

	March 31,	December 31,
(In thousands, except share and per share data)	2018	2017
ASSETS:
Cash and due from banks	$8,468	$9,708
Interest-earning deposits (including restricted balances of $5,109 and $6,342, respectively)	9,811	12,283
Total cash and cash equivalents	18,279	21,991
Available-for-sale securities, at fair value	158,799	171,138
Held-to-maturity securities, at amortized cost (fair value of $63,226 and $66,426, respectively)	63,952	66,196
Marketable equity securities, at fair value	528	-
Federal Home Loan Bank stock, at cost	3,405	3,855
Loans	608,049	580,831
Less: Allowance for loan losses	7,451	7,126
Loans receivable, net	600,598	573,705
Premises and equipment, net	16,790	16,117
Accrued interest receivable	3,000	3,047
Foreclosed real estate	108	468
Intangible assets, net	178	182
Goodwill	4,536	4,536
Bank owned life insurance	11,815	11,742
Other assets	9,149	8,280
Total assets	$891,137	$881,257

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$652,603	$633,820
Noninterest-bearing	91,202	89,783
Total deposits	743,805	723,603
Short-term borrowings	20,600	30,600
Long-term borrowings	43,288	43,288
Subordinated loans	15,068	15,059
Accrued interest payable	218	186
Other liabilities	5,720	6,377
Total liabilities	828,699	819,113
Shareholders' equity:
Common stock, par value $0.01; 25,000,000 authorized shares; 4,295,586 and 4,280,227 shares outstanding, respectively	43	43
Additional paid in capital	28,384	28,170
Retained earnings	39,829	39,020
Accumulated other comprehensive loss	(5,012)	(4,208)
Unearned ESOP	(1,169)	(1,214)
Total Pathfinder Bancorp, Inc. shareholders' equity	62,075	61,811
Noncontrolling interest	363	333
Total equity	62,438	62,144
Total liabilities and shareholders' equity	$891,137	$881,257

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three	For the three
	months ended	months ended
(In thousands, except per share data)	March 31, 2018	March 31, 2017
Interest and dividend income:
Loans, including fees	$6,718	$5,741
Debt securities:
Taxable	1,128	781
Tax-exempt	248	249
Dividends	68	54
Federal funds sold and interest earning deposits	47	45
Total interest and dividend income	8,209	6,870
Interest expense:
Interest on deposits	1,345	765
Interest on short-term borrowings	93	295
Interest on long-term borrowings	175	120
Interest on subordinated loans	203	193
Total interest expense	1,816	1,373
Net interest income	6,393	5,497
Provision for loan losses	613	389
Net interest income after provision for loan losses	5,780	5,108
Noninterest income:
Service charges on deposit accounts	274	263
Earnings and gain on bank owned life insurance	73	71
Loan servicing fees	41	36
Net (losses) gains on sales and redemptions of investment securities	(107)	71
Gains on equity securities	13	-
Net gains (losses) on sales of loans and foreclosed real estate	3	(24)
Debit card interchange fees	143	121
Other charges, commissions & fees	455	399
Total noninterest income	895	937
Noninterest expense:
Salaries and employee benefits	3,084	2,850
Building occupancy	591	539
Data processing	479	427
Professional and other services	331	191
Advertising	191	176
FDIC assessments	120	56
Audits and exams	105	84
Other expenses	558	650
Total noninterest expense	5,459	4,973
Income before income taxes	1,216	1,072
Provision for income taxes	182	245
Net income attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	1,034	827
Net income attributable to noncontrolling interest	30	27
Net income attributable to Pathfinder Bancorp Inc.	1,004	800

Earnings per common share - basic	$0.24	$0.20
Earnings per common share - diluted	$0.24	$0.19
Dividends per common share	$0.06	$0.05

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
(In thousands)	March 31, 2018	March 31, 2017
Net Income	$1,034	$827

Other Comprehensive (Loss) Income

Retirement Plans:
Retirement plan net losses recognized in plan expenses	43	37

Unrealized holding (losses) gains on available-for-sale securities
Unrealized holding (losses) gains arising during the period	(1,189)	1,022
Reclassification adjustment for net (losses) gains included in net income	107	(71)
Net unrealized (losses) gains on available-for-sale securities	(1,082)	951

Accretion of net unrealized loss on securities transferred to held-to- maturity(1)	22	37

Other comprehensive (loss) income, before tax	(1,017)	1,025
Tax effect	266	(410)
Other comprehensive (loss) income, net of tax	(751)	615
Comprehensive income	$283	$1,442
Comprehensive income, attributable to noncontrolling interest	$30	$27
Comprehensive income attributable to Pathfinder Bancorp, Inc.	$253	$1,415

Tax Effect Allocated to Each Component of Other Comprehensive (Loss) Income
Retirement plan net losses recognized in plan expenses	$(11)	$(14)
Unrealized holding (losses) gains arising during the period	311	(409)
Reclassification adjustment for net (losses) gains included in net income	(28)	28
Accretion of net unrealized loss on securities transferred to held-to- maturity(1)	(6)	(15)
Income tax effect related to other comprehensive (loss) income	$266	$(410)

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

Pathfinder Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended March 31, 2018 and March 31, 2017

(Unaudited)

				Accumulated
		Additional		Other Com-		Non-
	Common	Paid in	Retained	prehensive	Unearned	controlling
(In thousands, except share and per share data)	Stock	Capital	Earnings	Loss	ESOP	Interest	Total
Balance, January 1, 2018	$43	$28,170	$39,020	$(4,208)	$(1,214)	$333	$62,144

Net income	-	-	1,004	-	-	30	1,034

Other comprehensive loss, net of tax	-	-	-	(751)	-	-	(751)

ESOP shares earned (6,111 shares)	-	49	-	-	45	-	94

Stock based compensation	-	81	-	-	-	-	81

Stock options exercised	-	84	-	-	-	-	84

Cumulative effect of change in measurement of equity securities (1)	-	-	53	(53)	-	-	-

Common stock dividends declared ($0.06 per share)	-	-	(248)	-	-	-	(248)

Balance, March 31, 2018	$43	$28,384	$39,829	$(5,012)	$(1,169)	$363	$62,438

Balance, January 1, 2017	$43	$27,483	$35,619	$(3,822)	$(1,394)	$432	$58,361

Net income	-	-	800	-	-	27	827

Other comprehensive income, net of tax	-	-	-	615	-	-	615

ESOP shares earned (6,111 shares)	-	43	-	-	45	-	88

Stock based compensation	-	94	-	-	-	-	94

Stock options exercised	-	56	-	-	-	-	56

Common stock dividends declared ($0.05 per share)	-	-	(203)	-	-	-	(203)
Balance, March 31, 2017	$43	$27,676	$36,216	$(3,207)	$(1,349)	$459	$59,838

(1) Cumulative effect of unrealized gain on marketable equity securities based on the adoption of ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities.

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
(In thousands)	2018	2017
OPERATING ACTIVITIES
Net income attributable to Pathfinder Bancorp, Inc.	$1,004	$800
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	613	389
Realized (gains) losses on sales, redemptions and calls of:
Real estate acquired through foreclosure	(3)	27
Loans	-	(3)
Available-for-sale investment securities	100	27
Held-to-maturity investment securities	7	(4)
Depreciation	278	247
Amortization of mortgage servicing rights	25	3
Amortization of deferred loan costs	86	24
Amortization of deferred financing from subordinated debt	9	8
Earnings and gain on bank owned life insurance	(73)	(71)
Net amortization of premiums and discounts on investment securities	405	422
Amortization of intangible assets	4	4
Stock based compensation and ESOP expense	175	182
Net change in accrued interest receivable	47	(179)
Net change in other assets and liabilities	(1,208)	(1,356)
Net cash flows from operating activities	1,469	520
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(22,294)	(31,434)
Purchase of investment securities held-to-maturity	-	(2,654)
Purchase of Federal Home Loan Bank stock	(2,606)	(3,704)
Proceeds from redemption of Federal Home Loan Bank stock	3,056	3,969
Proceeds from maturities and principal reductions of investment securities available-for-sale	14,918	5,619
Proceeds from maturities and principal reductions of investment securities held-to-maturity	2,121	930
Proceeds from sales, redemptions and calls of:
Available-for-sale investment securities	17,704	18,913
Held-to-maturity investment securities	30	202
Real estate acquired through foreclosure	434	246
Realized gains on hedging activity	-	(94)
Net change in loans	(27,663)	(30,013)
Purchase of premises and equipment	(951)	(794)
Net cash flows from investing activities	(15,251)	(38,814)
FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts, money management deposit accounts, MMDA accounts and escrow deposits	(38)	71,143
Net change in time deposits	5,202	7,210
Net change in brokered deposits	15,038	(19,804)
Net change in short-term borrowings	(10,000)	(21,026)
Proceeds from long-term borrowings	-	15,100
Proceeds from exercise of stock options	84	56
Cash dividends paid to common shareholders	(246)	(212)
Change in noncontrolling interest, net	30	27
Net cash flows from financing activities	10,070	52,494
Change in cash and cash equivalents	(3,712)	14,200
Cash and cash equivalents at beginning of period	21,991	22,419
Cash and cash equivalents at end of period	$18,279	$36,619
CASH PAID DURING THE PERIOD FOR:
Interest	$1,784	$1,351
Income taxes	125	-
NON-CASH INVESTING ACTIVITY
Real estate acquired in exchange for loans	71	370
RESTRICTED CASH
Federal Reserve Bank Reserve Requirements included in interest earning deposits	5,109	16,696

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1:   Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc., (the “Company”), Pathfinder Bank (the “Bank”) and its other wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Certain amounts in the 2017 consolidated financial statements may have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income or comprehensive income as previously reported.  Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018 or any other interim period.

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow practices within the banking industry.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.  Certain accounting policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.  Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value or when an asset or liability needs to be recorded contingent upon a future event.  Carrying assets and liabilities at fair value inherently results in more financial statement volatility.  The fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices or are provided by unaffiliated third-party sources, when available.  When third party information is not available, valuation adjustments are estimated in good faith by management.

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

Note 2:   New Accounting Pronouncements

The following Table provides a description of accounting standards that were adopted in the first quarter of 2018 as well as standards that are not currently effective but could have an impact on the Company's consolidated financial statements upon adoption.

Standard	Description	Required Date of Implementation	Effect on Consolidated Financial Statements
Standards Adopted in 2018
Revenue from Contracts with Customers (ASU 2014-09: Revenue from Contracts with Customers [Topic 606])

The core principle of the accounting guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

January 1, 2018

The Company adopted the revenue recognition guidance effective January 1, 2018, and applied the new accounting guidance using a modified retrospective approach for reporting purposes.  A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance.  With respect to noninterest income, under the new guidance credit card interchange revenue is now presented net of rewards expense in noninterest income.  For the three months ended March 31, 2018 and 2017, the Company recognized credit card rewards expense as a reduction of noninterest income in the amounts of $15,000 and $26,000, respectively.

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

January 1, 2018

The Company held marketable equity securities with a fair value of $528,000 in its available-for-sale portfolio at March 31, 2018.  Effective January 1, 2018, the change in the fair value of equity securities was recognized in the consolidated statement of income as opposed to AOCI where these changes in fair value had been recognized under previous accounting guidance.  This change in the applied guidance resulted in the recognition of $13,000 in unrealized gain from investment in equity securities during the quarter ended March 31, 2018.  In addition, this change in the applied guidance resulted in the recognition of $53,000 in additional retained earnings, transferred from AOCI, at January 1, 2018 resulting from the cumulative increases in the fair market value of the marketable equity securities, net of income tax effect, as of that date.  These securities have historically fluctuated in value and how these securities could change in value in the future is not predictable. In addition, the new accounting guidance also requires the use of exit pricing in disclosures related to the fair value of financial instruments.  At March 31, 2018, the financial assets and liabilities of the Company were valued at a price that represents the Company’s exit price or the price at which these instruments would be sold or transferred. The adoption of the ASU did not materially affect the fair value evaluations of the financial assets and financial liabilities of the Company at the adoption date.

Standard	Description	Required Date of Implementation	Effect on Consolidated Financial Statements
Standards Adopted in 2018

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

January 1, 2018

The Company adopted the new reporting requirements effective January 1, 2018.  The Company has previously reported all of its net periodic pension and postretirement benefit costs in salaries and employee benefits within the consolidated statement of income as components of salaries and employee benefits expense.  Information about net periodic pension and postretirement benefit costs that were not service cost-related is included in Note 14 to the annual consolidated financial statements reported on Form 10-K and in Note 5 to this Form 10-Q.

Scope of Modification Accounting for Share-Based Payment Awards (ASU 2016-09: Compensation — Stock Compensation [Topic 718]: Improvements to Employee Share-Based Payment Accounting)	The amended guidance addresses which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting.	January 1, 2018

The Company adopted the amended guidance on January 1, 2018.  The guidance is to be applied on a prospective basis for awards modified on or after the adoption date.  There were no such awards granted or modified in the quarter ended March 31, 2018.

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

January 1, 2018

The guidance was applied using a retrospective transition method beginning with the quarter ended March 31, 2018.  The Company considers required demand deposit-related reserve balances held at the Federal Reserve Bank to be restricted cash. These amounts are disclosed on the consolidated statements of condition as $5.1 million and $6.3 million at March 31, 2018 and December 31, 2017, respectively.  In addition, these amounts are disclosed on the consolidated statements of cash flows as $5.1 million and $16.7 million at March 31, 2018 and 2017, respectively.

Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15: Statement of Cash Flows [Topic 230]: Classification of Certain Cash Receipts and Cash Payments)	This amendment provides clarifying guidance for classifying cash inflows or outflows on the statement of cash flows where current guidance is unclear or silent.	January 1, 2018

The guidance was applied using a retrospective transition method beginning with the quarter ended March 31, 2018.  As a result of the application of this guidance, the Company’s purchases and redemptions of Federal Home Loan Bank stock are now disclosed separately on the consolidated statements of cash flows as opposed to a disclosure presented on a net change basis in previous reporting periods.

Clarifying the Definition of a Business (ASU 2017-01: Business Combinations [Topic 805]: Clarifying the Definition of a Business)	The amended guidance clarifies the definition of a business for purposes of evaluating whether transactions would be accounted for as acquisitions (or disposals) of assets or businesses.	January 1, 2018	The guidance was applied using a prospective transition method. The application of the guidance by the Company had no effect on the Company’s consolidated financial statements.

Standard	Description	Required Date of Implementation	Effect on Consolidated Financial Statements
Standards Adopted in 2018
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

January 1, 2018

The guidance was applied using a prospective transition method on January 1, 2018. The application of the guidance had had no effect on the Company’s consolidated financial statements as no changes to the terms or conditions of a share-based payment award occurred in the first quarter of 2018.  The Company does not expect that this guidance will have a material effect on its consolidated financial statements in the future.

Investments - Debt Securities and Regulated Operations (ASU 2018-04: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273 [Topics 320 and 980, respectively])

This amended guidance primarily relates to changes to GAAP for equity investments categorized as available for sale.  This amended guidance supersedes various SEC paragraphs and adds an SEC paragraph pursuant to the issuance of Staff Accounting Bulletin No. 117.  In addition, this Accounting Standards Update supersedes various SEC paragraphs and amends one SEC paragraph pursuant to the issuance of SEC Release No. 33-9273.

January 1, 2018

The guidance was applied using a prospective transition method. The application of the guidance had had no effect on the Company’s consolidated financial statements.  The Company does not expect that this guidance will have a material effect on its consolidated financial statements in the future.

Standard	Description	Required Date of Implementation	Effect on Consolidated Financial Statements
Standards Not Yet Adopted as of March 31, 2018
Income Taxes (ASU 2018-05: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin NO. 118 [Topic 740])

The amended guidance clarifies financial statement disclosures that include the reporting period in which the Tax Act was enacted and specifies how a reporting entity may reflect the income tax effects of the Act in which the accounting under ASC Topic 740 is complete. These completed amounts would not be provisional amounts. A reporting entity would then also report provisional amounts for those specific income tax effects of the Act for which the accounting under ASC Topic 740 will be incomplete but a reasonable estimate can be determined.  For any specific income tax effects of the Act for which a reasonable estimate cannot be determined, the reporting entity would not report provisional amounts and would continue to apply ASC Topic 740 based on the provisions of the tax laws that were in effect immediately prior to the Act being enacted. For those income tax effects for which the reporting entity was not able to determine a reasonable estimate (such that no related provisional amount was reported for the reporting period in which the Act was enacted), the reporting entity would report provisional amounts in the first reporting period in which a reasonable estimate can be determined.  The measurement period begins in the reporting period that includes the Act’s enactment date and ends when an entity has obtained, prepared, and analyzed the information that was needed in order to complete the accounting requirements under ASC Topic 740.

January 1, 2018

The guidance was applied using a prospective transition method. The application of the guidance had had no effect on the Company’s consolidated financial statements.  The Company does not expect that this guidance will have a material effect on its consolidated financial statements in the future.

Standard	Description	Required Date of Implementation	Effect on Consolidated Financial Statements
Standards Not Yet Adopted as of March 31, 2018
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

January 1, 2019 (Early adoption permitted)

The Company occupies certain banking offices and uses certain equipment under noncancelable operating lease agreements which currently are not reflected in its consolidated balance sheet.  Upon adoption of the guidance, the Company expects to report increased assets and increased liabilities as a result of recognizing right-of-use assets and lease liabilities on its consolidated statements of condition. The Company was committed to $1.1 million of minimum lease payments under noncancelable operating lease agreements at March 31, 2018.  The Company does not expect the new guidance will have a material impact to its consolidated statement of income.

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

January 1, 2019 (Early adoption permitted)

The Company is analyzing the potential effects of this guidance and anticipates adopting the amended guidance in the second quarter of 2018.   The Company does not expect such adoption will have a material impact on its consolidated financial statements.

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
Standards Not Yet Adopted as of March 31, 2018
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

Note 3:   Earnings per Common Share

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Net income available to common shareholders is net income to Pathfinder Bancorp, Inc. less the total of preferred dividends declared, if any. Diluted earnings per share include the potential dilutive effect that could occur upon the assumed exercise of issued stock options using the Treasury Stock method.  Anti-dilutive stock options, not included in the computation below, were -0- and $92,261 for the three months ended March 31, 2018 and March 31, 2017, respectively.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released to plan participants.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three months ended
	March 31,
(In thousands, except per share data)	2018	2017
Basic Earnings Per Common Share
Net income available to common shareholders	$1,004	$800
Weighted average common shares outstanding	4,119	4,052
Basic earnings per common share	$0.24	$0.20

Diluted Earnings Per Common Share
Net income available to common shareholders	$1,004	$800
Weighted average common shares outstanding	4,119	4,052
Effect of assumed exercise of stock options	117	102
Diluted weighted average common shares outstanding	4,236	4,154
Diluted earnings per common share	$0.24	$0.19

Note 4:   Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	March 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$23,296	$-	$(192)	$23,104
State and political subdivisions	11,770	-	(384)	11,386
Corporate	12,086	155	(158)	12,083
Asset backed securities	6,136	5	(75)	6,066
Residential mortgage-backed - US agency	34,534	20	(806)	33,748
Collateralized mortgage obligations - US agency	56,557	-	(1,662)	54,895
Collateralized mortgage obligations - Private label	17,503	18	(199)	17,322
Total	161,882	198	(3,476)	158,604
Equity investment securities:
Common stock - financial services industry	195	-	-	195
Total	195	-	-	195
Total available-for-sale	$162,077	$198	$(3,476)	$158,799

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$4,953	$1	$(38)	$4,916
State and political subdivisions	33,584	421	(646)	33,359
Corporate	8,268	113	(248)	8,133
Residential mortgage-backed - US agency	6,619	1	(75)	6,545
Collateralized mortgage obligations - US agency	7,417	21	(234)	7,204
Collateralized mortgage obligations - Private label	3,111	-	(42)	3,069
Total held-to-maturity	$63,952	$557	$(1,283)	$63,226

	December 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$41,489	$1	$(154)	$41,336
State and political subdivisions	13,960	12	(291)	13,681
Corporate	8,584	108	(92)	8,600
Asset backed securities	6,662	12	(30)	6,644
Residential mortgage-backed - US agency	36,214	23	(495)	35,742
Collateralized mortgage obligations - US agency	54,481	-	(1,133)	53,348
Collateralized mortgage obligations - Private label	11,193	62	(203)	11,052
Total	172,583	218	(2,398)	170,403
Equity investment securities:
Common stock - financial services industry	663	72	-	735
Total	663	72	-	735
Total available-for-sale	$173,246	$290	$(2,398)	$171,138

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$4,948	$14	$(14)	$4,948
State and political subdivisions	35,130	641	(311)	35,460
Corporate	8,311	151	(159)	8,303
Residential mortgage-backed - US agency	6,853	53	(10)	6,896
Collateralized mortgage obligations - US agency	7,574	83	(215)	7,442
Collateralized mortgage obligations - Private label	3,380	7	(10)	3,377
Total held-to-maturity	$66,196	$949	$(719)	$66,426

The amortized cost and estimated fair value of debt investments at March 31, 2018 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$11,265	$11,225	$1,230	$1,225
Due after one year through five years	22,661	22,444	10,320	10,344
Due after five years through ten years	11,917	11,926	17,007	17,296
Due after ten years	7,445	7,044	18,248	17,543
Sub-total	53,288	52,639	46,805	46,408
Residential mortgage-backed - US agency	34,534	33,748	6,619	6,545
Collateralized mortgage obligations - US agency	56,557	54,895	7,417	7,204
Collateralized mortgage obligations - Private label	17,503	17,322	3,111	3,069
Totals	$161,882	$158,604	$63,952	$63,226

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	March 31, 2018
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	3	$(161)	$14,117	3	$(31)	$8,968	6	$(192)	$23,085
State and political subdivisions	15	(76)	3,684	10	(308)	4,588	25	(384)	8,272
Corporate	6	(49)	3,783	1	(109)	1,685	7	(158)	5,468
Asset backed securities	3	(61)	3,841	1	(14)	740	4	(75)	4,581
Residential mortgage-backed - US agency	15	(309)	20,337	9	(497)	10,189	24	(806)	30,526
Collateralized mortgage obligations - US agency	17	(348)	26,155	21	(1,314)	25,494	38	(1,662)	51,649
Collateralized mortgage obligations - Private label	7	(199)	14,424	-	-	-	7	(199)	14,424
Totals	66	$(1,203)	$86,341	45	$(2,273)	$51,664	111	$(3,476)	$138,005
Held-to-Maturity Portfolio
US Treasury, agencies and GSE's	3	$(16)	$2,964	1	$(22)	$978	4	$(38)	$3,942
State and political subdivisions	10	(201)	7,268	11	(445)	8,391	21	(646)	15,659
Corporate	3	(51)	2,096	2	(197)	2,053	5	(248)	4,149
Residential mortgage-backed - US agency	9	(75)	5,476	-	-	-	9	(75)	5,476
Collateralized mortgage obligations - US agency	2	(234)	4,237	-	-	-	2	(234)	4,237
Collateralized mortgage obligations - Private label	1	(24)	2,051	1	(18)	1,018	2	(42)	3,069
Totals	28	$(601)	$24,092	15	$(682)	$12,440	43	$(1,283)	$36,532

	December 31, 2017
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	5	$(105)	$27,359	4	$(49)	$13,957	9	$(154)	$41,316
State and political subdivisions	18	(24)	2,480	12	(267)	5,041	30	(291)	7,521
Corporate	2	(19)	1,791	1	(73)	1,727	3	(92)	3,518
Asset backed securities	2	(17)	3,123	1	(13)	742	3	(30)	3,865
Residential mortgage-backed - US agency	15	(159)	21,551	9	(336)	10,463	24	(495)	32,014
Collateralized mortgage obligations - US agency	14	(195)	23,790	21	(938)	25,395	35	(1,133)	49,185
Collateralized mortgage obligations - Private label	4	(203)	7,439	-	-	-	4	(203)	7,439
Totals	60	$(722)	$87,533	48	$(1,676)	$57,325	108	$(2,398)	$144,858
Held-to-Maturity Portfolio
US Treasury, agencies and GSE's	2	$(2)	$1,990	1	$(12)	$988	3	$(14)	$2,978
State and political subdivisions	8	(55)	5,668	11	(256)	8,644	19	(311)	14,312
Corporate	3	(10)	1,412	1	(149)	2,087	4	(159)	3,499
Residential mortgage-backed - US agency	2	(10)	1,909	-	-	-	2	(10)	1,909
Collateralized mortgage obligations - US agency	2	(215)	4,418	-	-	-	2	(215)	4,418
Collateralized mortgage obligations - Private label	1	(10)	1,119	-	-	-	1	(10)	1,119
Totals	18	(302)	16,516	13	(417)	11,719	31	(719)	$28,235

Excluding the effects of changes in the characteristics of individual debt securities that potentially give rise to other-than-temporary impairment (“OTTI”), as described below, the fair market value of a debt security as of a particular measurement date is highly dependent upon prevailing market and economic environmental factors at the measurement date relative to the prevailing market and economic environmental factors present at the time the debt security was acquired.  The most significant market and environmental factors include, but are not limited to (1) the general level of interest rates, (2) the relationship between shorter-term interest rates and longer-term interest rates (referred to as the “slope” of the interest rate yield curve), (3) general bond market liquidity, (4) the recent and expected near-term volume of new issuances of similar debt securities, and (5) changes in the market values of individual loan collateral underlying mortgage-backed debt securities.  Changes in interest rates affect the fair market values of debt securities by influencing the discount rate applied to the securities’ future expected cash flows.  The higher the discount rate, the lower the resultant security price.  Conversely, the lower the discount rate, the higher the resultant security price.  In addition, the cumulative amount and timing of undiscounted cash flows of debt securities may be also affected by changes in interest rates.  For any given level of movement in the general market and economic environmental factors described above, the magnitude of any particular debt security’s price changes will also depend heavily upon security-specific factors such as (1) the duration of the security, (2) imbedded optionality contractually granted to the issuer of the security with respect to principal prepayments, and (3) changes in the level of market premiums demanded by investors for securities with imbedded credit risk (where applicable).

The Company conducts a formal review of investment securities on a quarterly basis for the presence of OTTI.  The Company assesses whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the statement of condition date.  Under these circumstances, OTTI is considered to have occurred (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not anticipated to be sufficient to recover the entire amortized cost basis.  The guidance requires that credit-related OTTI is recognized in earnings while non-credit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”).  Non-credit-related OTTI is based on other factors, including illiquidity and changes in the general interest rate environment.  Presentation of OTTI is made in the consolidated statement of income on a gross basis, including both the portion recognized in earnings as well as the portion recorded in OCI.  The gross OTTI would then be offset by the amount of non-credit-related OTTI, showing the net as the impact on earnings.

Management does not believe any individual unrealized loss in securities within the portfolio as of March 31, 2018 represents OTTI.  At March 31, 2018, the Bank had the following securities, in a loss position for 12 months or more relative to their amortized historical cost, which were deemed to have no credit impairment, thus, the disclosed unrealized losses relate directly to changes in interest rates subsequent to the acquisition of the individual securities.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

•

Ten state and political subdivision securities, categorized as available-for-sale, with an aggregate amortized historical cost of $4.9 million and an aggregate market value of $4.6 million (unrealized aggregate loss of $308,000, or 6.73%).  Each of the securities maintains a credit rating established by one or more nationally-recognized statistical rating organization (“NRSRO”) that is well above the minimum investment grade and, therefore, no credit-related OTTI is deemed to be present.

•

One corporate security, categorized as available-for-sale, with an amortized historical cost of $1.8 million and an aggregate market value of $1.7 million (unrealized loss of $109,000, or 6.45%).  This security maintains a credit rating established by one or more NRSRO above the minimum investment grade and, therefore, no credit-related OTTI is deemed to be present.

•

One privately-issued mortgage-backed security, categorized as available-for-sale, with an amortized historical cost of $754,000 and an aggregate market value of $740,000 (unrealized loss of $14,000, or 1.84%).  The security is rated at the highest investment grade rating by one or more NRSRO and therefore, no credit-related OTTI is deemed to be present.

•

One privately-issued mortgage-backed security, categorized as available-for-sale, with an amortized historical cost of $1.9 million and an aggregate market value of $1.8 million (unrealized loss of $56,000, or 3.11%).  The security was not rated at its issuance by any NRSRO but remains significantly collateralized through subordination. Therefore, no credit-related OTTI is deemed to be present.

•

One privately-issued mortgage-backed security, categorized as available-for-sale, with an amortized historical cost of $1.2 million and an aggregate market value of $1.2 million (unrealized loss of $42,000, or 3.61%).  The security is rated at the highest investment grade rating by one or more NRSRO and therefore, no credit-related OTTI is deemed to be present.

•

Eleven state and political subdivision securities, categorized as held-to-maturity, with an aggregate amortized historical cost of $8.8 million and an aggregate market value of $8.4 million (unrealized aggregate loss of $445,000, or 5.30%).  Each of the securities maintains a credit rating established by one or more NRSRO that is well above the minimum investment grade and, therefore, no credit-related OTTI is deemed to be present.

•

Two corporate securities, categorized as held-to-maturity, with an aggregate amortized historical cost of $2.3 million and an aggregate market value of $2.1 million (unrealized aggregate loss of $197,000, or 9.61%).  This security maintains a credit rating established by one or more NRSRO well above the minimum investment grade and, therefore, no credit-related OTTI is deemed to be present.
•

One privately-issued mortgage-backed securities, categorized as held-to-maturity, with an amortized historical cost of $1.0 million and an aggregate market value of $1.0 million (unrealized loss of $18,000, or 1.82%).  The security was not rated at its issuance by any NRSRO but remains significantly collateralized through subordination. Therefore, no credit-related OTTI is deemed to be present.

All other securities with market values less than their amortized historical costs are issued by United States agencies or government sponsored enterprises and consist of mortgage-backed securities, collateralized mortgage obligations and direct agency financings.  These positions in US government agency and government-sponsored enterprises are deemed to have no credit impairment, thus, the disclosed unrealized losses relate directly to changes in interest rates subsequent to the acquisition of the individual securities.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the length of time the equity security’s fair value has been below the carrying amount. The Company had no equity securities that were impaired at March 31, 2018 or December 31, 2017.

Gross realized gains (losses) on sales of securities for the indicated periods are detailed below:

	For the three months
	ended March 31,
(In thousands)	2018	2017
Realized gains on investments	$27	$78
Realized gains on hedging activity	-	94
Realized losses on investments	(134)	(101)
	$(107)	$71

Gains on equity securities	13	-
	$13	$-

As of March 31, 2018 and December 31, 2017, securities with a fair value of $98.2 million and $113.0 million, respectively, were pledged to collateralize certain municipal deposit relationships.  As of the same dates, securities with a fair value of $18.8 million and $19.9 million were pledged against certain borrowing arrangements.

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

Note 5:   Pension and Postretirement Benefits

The Company has a noncontributory defined benefit pension plan covering most employees. The plan provides defined benefits based on years of service and final average salary. On May 14, 2012, the Company informed its employees of its decision to freeze participation and benefit accruals under the plan, primarily to reduce some of the volatility in earnings that can accompany the maintenance of a defined benefit plan.  The plan was frozen on June 30, 2012.  Compensation earned by employees up to June 30, 2012 is used for purposes of calculating benefits under the plan but there are no future benefit accruals after this date.  Participants as of June 30, 2012 will continue to earn vesting credit with respect to their frozen accrued benefits as they continue to work. In addition, the Company provides certain health and life insurance benefits for a limited number of eligible retired employees.  The healthcare plan is contributory with participants’ contributions adjusted annually; the life insurance plan is noncontributory.  Employees with less than 14 years of service as of January 1, 1995, are not eligible for the health and life insurance retirement benefits.

The composition of net periodic pension plan and postretirement plan costs for the indicated periods is as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended March 31,
(In thousands)	2018	2017	2018	2017
Service cost	$-	$-	$-	$-
Interest cost	118	118	5	2
Expected return on plan assets	(259)	(236)	-	-
Amortization of prior service cost/(credits)	-	-	(1)	-
Amortization of net losses/(gains)	41	39	3	(2)
Net periodic benefit plan (benefit) cost	$(100)	$(79)	$7	$-

The Company will evaluate the need for further contributions to the defined benefit pension plan during 2018.  The prepaid pension asset is recorded in other assets on the statement of condition as of March 31, 2018 and December 31, 2017.

Note 6:   Loans

Major classifications of loans at the indicated dates are as follows:

	March 31,	December 31,
(In thousands)	2018	2017
Residential mortgage loans:
1-4 family first-lien residential mortgages	$219,059	$216,793
Construction	5,559	5,558
Total residential mortgage loans	224,618	222,351

Commercial loans:
Real estate	206,951	192,525
Lines of credit	52,482	51,131
Other commercial and industrial	60,385	50,251
Tax exempt loans	10,233	10,405
Total commercial loans	330,051	304,312

Consumer loans:
Home equity and junior liens	26,116	25,935
Other consumer	27,601	28,646
Total consumer loans	53,717	54,581

Total loans	608,386	581,244
Net deferred loan fees	(337)	(413)
Less allowance for loan losses	(7,451)	(7,126)
Loans receivable, net	$600,598	$573,705

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

The Bank acquired $15.6 million and $10.2 million of loans originated by an unrelated financial institution, located outside of the Bank’s market area, in January 2017 and April 2017, respectively.   The acquired loan pools represented a 90% participating interest in a total of 1,231 loans secured by liens on automobiles with maturities ranging primarily from two to six years. These loans will be serviced through their respective maturities by the originating financial institution.  At March 31, 2018 there were 1,030 loans outstanding with a remaining outstanding carrying value of $17.8 million.

Since the acquisition of these loan pools, a total of seven loans, with a combined outstanding balance of $58,300, have been charged-off as uncollectible.

As of March 31, 2018 and December 31, 2017, residential mortgage loans with a carrying value of $154.6 million and $148.1 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

Loan Origination / Risk Management

The Company’s lending policies and procedures are presented in Note 5 to the audited consolidated financial statements included in the 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2018 and have not changed.  As part of the execution of the Company’s overall balance sheet management strategies, the Bank will acquire participating interests in loans originated by unrelated third parties on a sporadic basis.  The purchase of participations in loans that are originated by third parties only occurs after the completion of thorough pre-acquisition due diligence.  Loans in which the Company acquires a participating interest are determined to meet, in all material respects, the Company’s internal underwriting policies, including credit and collateral suitability thresholds, prior to acquisition.  In addition, the financial condition of the originating financial institutions, which are generally retained as the ongoing loan servicing provider for participations acquired by the Bank, are analyzed prior to the acquisition of the participating interests and monitored on a regular basis thereafter for the life of those interests.

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
Other consumer

The following tables present the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	As of March 31, 2018
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$214,151	$927	$1,410	$2,571	$219,059
Construction	5,559	-	-	-	5,559
Total residential mortgage loans	219,710	927	1,410	2,571	224,618
Commercial loans:
Real estate	201,595	1,357	1,943	2,056	206,951
Lines of credit	51,686	218	518	60	52,482
Other commercial and industrial	58,585	816	688	296	60,385
Tax exempt loans	10,233	-	-	-	10,233
Total commercial loans	322,099	2,391	3,149	2,412	330,051
Consumer loans:
Home equity and junior liens	25,703	85	173	155	26,116
Other consumer	27,453	139	9	-	27,601
Total consumer loans	53,156	224	182	155	53,717
Total loans	$594,965	$3,542	$4,741	$5,138	$608,386

	As of December 31, 2017
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$211,825	$891	$1,869	$2,208	$216,793
Construction	5,558	-	-	-	5,558
Total residential mortgage loans	217,383	891	1,869	2,208	222,351
Commercial loans:
Real estate	187,073	1,372	2,024	2,056	192,525
Lines of credit	50,353	195	523	60	51,131
Other commercial and industrial	48,892	407	532	420	50,251
Tax exempt loans	10,405	-	-	-	10,405
Total commercial loans	296,723	1,974	3,079	2,536	304,312
Consumer loans:
Home equity and junior liens	25,396	61	304	174	25,935
Other consumer	28,584	55	7	-	28,646
Total consumer loans	53,980	116	311	174	54,581
Total loans	$568,086	$2,981	$5,259	$4,918	$581,244

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

An age analysis of past due loans, not including net deferred loan costs, segregated by portfolio segment and class of loans, as of March 31, 2018 and December 31, 2017, are detailed in the following tables:

	As of March 31, 2018
	30-59 Days	60-89 Days	90 Days
	Past Due	Past Due	and	Total		Total Loans
(In thousands)	And Accruing	And Accruing	Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$823	$235	$2,116	$3,174	$215,885	$219,059
Construction	-	-	-	-	5,559	5,559
Total residential mortgage loans	823	235	2,116	3,174	221,444	224,618
Commercial loans:
Real estate	4,410	492	2,928	7,830	199,121	206,951
Lines of credit	850	88	171	1,109	51,373	52,482
Other commercial and industrial	363	115	978	1,456	58,929	60,385
Tax exempt loans	-	-	-	-	10,233	10,233
Total commercial loans	5,623	695	4,077	10,395	319,656	330,051
Consumer loans:
Home equity and junior liens	18	-	205	223	25,893	26,116
Other consumer	136	73	56	265	27,336	27,601
Total consumer loans	154	73	261	488	53,229	53,717
Total loans	$6,600	$1,003	$6,454	$14,057	$594,329	$608,386

	As of December 31, 2017
	30-59 Days	60-89 Days	90 Days
	Past Due	Past Due	and	Total		Total Loans
(In thousands)	And Accruing	And Accruing	Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,196	$925	$2,088	$4,209	$212,584	$216,793
Construction	-	-	-	-	5,558	5,558
Total residential mortgage loans	1,196	925	2,088	4,209	218,142	222,351
Commercial loans:
Real estate	720	2,056	1,545	4,321	188,204	192,525
Lines of credit	1,482	31	132	1,645	49,486	51,131
Other commercial and industrial	575	60	766	1,401	48,850	50,251
Tax exempt loans	-	-	-	-	10,405	10,405
Total commercial loans	2,777	2,147	2,443	7,367	296,945	304,312
Consumer loans:
Home equity and junior liens	94	74	300	468	25,467	25,935
Other consumer	192	50	63	305	28,341	28,646
Total consumer loans	286	124	363	773	53,808	54,581
Total loans	$4,259	$3,196	$4,894	$12,349	$568,895	$581,244

Nonaccrual loans, segregated by class of loan, were as follows:

	March 31,	December 31,
(In thousands)	2018	2017
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,116	$2,088
	2,116	2,088
Commercial loans:
Real estate	2,928	1,545
Lines of credit	171	132
Other commercial and industrial	978	766
	4,077	2,443
Consumer loans:
Home equity and junior liens	205	300
Other consumer	56	63
	261	363
Total nonaccrual loans	$6,454	$4,894

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

The Company is required to disclose new TDRs for each reporting period for which an income statement is being presented.  The pre-modification outstanding recorded investment is the principal loan balance less the provision for loan losses before the loan was modified as a TDR.  The post-modification outstanding recorded investment is the principal balance less the provision for loan losses after the loan was modified as a TDR.  Additional provision for loan losses is the change in the allowance for loan losses between the pre-modification outstanding recorded investment and post-modification outstanding recorded investment.

The table below details loans that have been modified as TDRs for the three months ended March 31, 2018.

	For the three months ended March 31, 2018
(In thousands)	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Additional provision for loan losses
Other commercial and industrial loans	1	$300	$300	$-

The TDR evaluated for impairment for the three months ended March 31, 2018, has been classified as a TDR due to economic concessions granted, which included an extended maturity date that will result in a delay in payment from the original contractual maturity.

The Company had no loans that have been modified as TDRs for three months ended March 31, 2017.

The Company is required to disclose loans that have been modified as TDRs within the previous 12 months in which there was payment default after the restructuring.  The Company defines payment default as any loans 90 days past due on contractual payments.

The Company had no loans that had been modified as TDRs during the twelve months prior to March 31, 2018, which had subsequently defaulted during the three months ended March 31, 2018.

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

Impaired Loans

The following tables summarize impaired loan information by portfolio class at the indicated dates:

	March 31, 2018			December 31, 2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$894	$903	$-	$900	$909	$-
Commercial real estate	3,228	3,278	-	3,314	3,360	-
Commercial lines of credit	502	502	-	507	507	-
Other commercial and industrial	755	756	-	523	524	-
Home equity and junior liens	-	-	-	80	80	-
With an allowance recorded:
1-4 family first-lien residential mortgages	953	953	111	958	958	210
Commercial real estate	2,183	2,183	412	2,186	2,187	320
Commercial lines of credit	40	40	40	40	40	40
Other commercial and industrial	305	305	276	525	525	391
Home equity and junior liens	209	209	141	210	210	142
Total:
1-4 family first-lien residential mortgages	1,847	1,856	111	1,858	1,867	210
Commercial real estate	5,411	5,461	412	5,500	5,547	320
Commercial lines of credit	542	542	40	547	547	40
Other commercial and industrial	1,060	1,061	276	1,048	1,049	391
Home equity and junior liens	209	209	141	290	290	142
Totals	$9,069	$9,129	$980	$9,243	$9,300	$1,103

The following table presents the average recorded investment in impaired loans for the periods indicated:

	For the three months ended
	March 31,
(In thousands)	2018	2017
1-4 family first-lien residential mortgages	$1,853	$1,612
Commercial real estate	5,456	4,808
Commercial lines of credit	545	407
Other commercial and industrial	1,055	1,012
Home equity and junior liens	250	351
Total	$9,159	$8,190

The following table presents the cash basis interest income recognized on impaired loans for the periods indicated:

	For the three months ended
	March 31,
(In thousands)	2018	2017
1-4 family first-lien residential mortgages	$18	$11
Commercial real estate	48	45
Commercial lines of credit	11	6
Other commercial and industrial	6	7
Home equity and junior liens	3	1
Total	$86	$70

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

	March 31, 2018
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$865	$-	$3,589	$735	$1,214
Charge-offs	(118)	-	-	-	(124)
Recoveries	21	-	-	-	-
Provisions (credits)	(17)	-	306	(16)	219
Ending balance	$751		$3,895	$719	$1,309
Ending balance: related to loans individually evaluated for impairment	111	-	412	40	276
Ending balance: related to loans collectively evaluated for impairment	$640	$-	$3,483	$679	$1,033
Loans receivables:
Ending balance	$219,059	$5,559	$206,951	$52,482	$60,385
Ending balance: individually evaluated for impairment	1,847	-	5,411	542	1,060
Ending balance: collectively evaluated for impairment	$217,212	$5,559	$201,540	$51,940	$59,325

		Home equity	Other
	Tax exempt	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$514	$208	$-	$7,126
Charge-offs	-	(17)	(63)	-	(322)
Recoveries	-	-	13	-	34
Provisions	-	10	102	9	613
Ending balance	$1	$507	$260	$9	$7,451
Ending balance: related to loans individually evaluated for impairment	-	141	-	-	980
Ending balance: related to loans collectively evaluated for impairment	$1	$366	$260	$9	$6,471
Loans receivables:
Ending balance	$10,233	$26,116	$27,601		$608,386
Ending balance: individually evaluated for impairment	-	209	-		9,069
Ending balance: collectively evaluated for impairment	$10,233	$25,907	$27,601		$599,317

	March 31, 2017
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$759	$-	$2,935	$397	$1,658
Charge-offs	(13)	-	(505)	(53)	(16)
Recoveries	1	-	-	-	2
Provisions (credits)	196	-	102	21	(164)
Ending balance	$943	$-	$2,532	$365	$1,480
Ending balance: related to loans individually evaluated for impairment	196	-	-	-	252
Ending balance: related to loans collectively evaluated for impairment	$747	$-	$2,532	$365	$1,228
Loans receivables:
Ending balance	$202,282	$7,565	$158,303	$20,221	$75,680
Ending balance: individually evaluated for impairment	1,611	-	4,543	414	1,001
Ending balance: collectively evaluated for impairment	$200,671	$7,565	$153,760	$19,807	$74,679

		Home equity	Other
	Tax exempt	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$331	$166	$-	$6,247
Charge-offs	-	(69)	(32)	-	(688)
Recoveries	-	-	13	-	16
Provisions (credits)	-	247	(14)	1	389
Ending balance	$1	$509	$133	$1	$5,964
Ending balance: related to loans individually evaluated for impairment	-	143	-	-	591
Ending balance: related to loans collectively evaluated for impairment	$1	$366	$133	$1	5,373
Loans receivables:
Ending balance	$11,959	$24,763	$20,708		$521,481
Ending balance: individually evaluated for impairment	-	216	-		7,785
Ending balance: collectively evaluated for impairment	$11,959	$24,547	$20,708		$513,696

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

The allocation of the allowance for loan losses summarized on the basis of the Company’s calculation methodology was as follows:

	March 31, 2018
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$111	$-	$412	$40	$276
Historical loss rate	83	-	88	29	-
Qualitative factors	557	-	3,395	650	1,033
Total	$751	$-	$3,895	$719	$1,309

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$141	$-	$-	$980
Historical loss rate	-	34	96	-	330
Qualitative factors	1	332	164	-	6,132
Other	-	-	-	9	9
Total	$1	$507	$260	$9	$7,451

	March 31, 2017
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$196	$-	$-	$-	$252
Historical loss rate	102	-	48	32	55
Qualitative factors	645	-	2,484	333	1,173
Total	$943	$-	$2,532	$365	$1,480

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$143	$-	$-	$591
Historical loss rate	-	35	21	-	293
Qualitative factors	1	331	112	-	5,079
Other	-	-	-	1	1
Total	$1	$509	$133	$1	$5,964

Note 8:   Foreclosed Real Estate

The Company is required to disclose the carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession of the property at each reporting period.

(Dollars in thousands)	Number of properties	March 31, 2018	Number of properties	December 31, 2017
Foreclosed residential real estate	3	$108	5	$468

At March 31, 2018, the Company reported $802,000 in residential real estate loans in the process of foreclosure.

Note 9:   Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risks involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  The Company had $2.2 million of standby letters of credit as of March 31, 2018.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.   The fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The Company used the following methods and significant assumptions to estimate fair value:

Investment securities:  The fair values of available-for-sale and marketable equity securities are obtained from an independent third party and are based on quoted prices on nationally recognized securities exchanges where available (Level 1).  If quoted prices are not available, fair values are measured by utilizing matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2).  Management made no adjustment to the fair value quotes that were received from the independent third party pricing service. Level 3 securities are assets whose fair value cannot be determined by using observable measures, such as market prices or pricing models. Level 3 assets are typically very illiquid, and fair values can only be calculated using estimates or risk-adjusted value ranges. Management applies known factors, such as currently applicable discount rates, to the valuation of those investments in order to determine fair value at the reporting date.

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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	March 31, 2018
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$23,104	$-	$23,104
State and political subdivisions	-	11,386	-	11,386
Corporate	-	12,083	-	12,083
Asset backed securities	-	6,066	-	6,066
Residential mortgage-backed - US agency	-	33,748	-	33,748
Collateralized mortgage obligations - US agency	-	54,895	-	54,895
Collateralized mortgage obligations - Private label	-	17,322	-	17,322
Equity investment securities:
Common stock - Financial services industry	-	195		195
Total available-for-sale securities	$-	$158,799	$-	$158,799

Marketable equity securities	$-	$528	$-	$528

	December 31, 2017
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$41,336	$-	$41,336
State and political subdivisions	-	13,681	-	13,681
Corporate	-	8,600	-	8,600
Asset backed securities		6,644		6,644
Residential mortgage-backed - US agency	-	35,742	-	35,742
Collateralized mortgage obligations - US agency	-	53,348	-	53,348
Collateralized mortgage obligations - Private label	-	11,052	-	11,052
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	-	-	-	-
Common stock - Financial services industry	-	220	515	735
Total available-for-sale securities	$-	$170,623	$515	$171,138

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company's investments that are categorized within Level 3 of the fair value hierarchy at the indicated dates:

(In thousands)	At December 31, 2017
Investment Type	Fair Value	Valuation Techniques	Unobservable Input	Weight
Marketable equity securities	$515	Inputs to comparables	Weight ascribed to comparable companies	100%

Pathfinder Bank had the following assets measured at fair value on a nonrecurring basis as of March 31, 2018 and December 31, 2017:

		March 31, 2018
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$525	$525
Foreclosed real estate	$-	$-	$72	$72

		December 31, 2017
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$4,887	$4,887
Foreclosed real estate	$-	$-	$434	$434

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at the indicated dates.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At March 31, 2018
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

The Company owns a small percentage of the common stock of a single, otherwise unaffiliated, financial institution with a fair market value of $528,000.  This financial institution had been recently formed, was relatively limited in the scope of its business activities, and was relatively small in asset size at the time the shares of common stock were initially acquired by the Company.  The shares of this financial institution are not, and have never been, listed on any public stock exchange.  Through December 31, 2017, the Company determined the fair market value of these shares using Level 3 methodologies.  The relatively unique characteristics of the institution precluded the use of significant inputs and value drivers observable in active markets through that date.  During the three months ended March 31, 2018, the Company’s management reevaluated the fair value methodology it had previously used with respect to this investment and determined that the institution’s increased size and current business activities had become reasonably comparable over time with applicable peers.   Consequently, relevant significant inputs and value drivers observable in active markets were deemed to be present and available at March 31, 2018.  Accordingly, the Company transferred this asset from Level 3 to Level 2 at March 31, 2018 for purposes of the accompanying fair value disclosure.

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

FASB ASC Topic 820 for Fair Value Measurements and Disclosures, the financial assets and liabilities were valued at a price that represents the Company’s exit price or the price at which these instruments would be sold or transferred.

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

Investment securities – The fair values of available-for-sale, held-to-maturity and marketable equity securities are obtained from an independent third party and are based on quoted prices on nationally recognized exchange where available (Level 1).  If quoted prices are not available, fair values are measured by utilizing matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2).  Management made no adjustment to the fair value quotes that were received from the independent third party pricing service.  Level 3 securities are assets whose fair value cannot be determined by using observable measures, such as market prices or pricing models. Level 3 assets are typically very illiquid, and fair values can only be calculated using estimates or risk-adjusted value ranges. Management applies known factors, such as currently applicable discount rates, to the valuation of those investments in order to determine fair value at the reporting date.

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

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		March 31, 2018		December 31, 2017
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$18,279	$18,279	$21,991	$21,991
Investment securities - available-for-sale	2	158,799	158,799	170,623	170,623
Investment securities - available-for-sale	3	-	-	515	515
Investment securities - marketable equity	2	528	528	-	-
Investment securities - held-to-maturity	2	63,952	63,226	66,196	66,426
Federal Home Loan Bank stock	2	3,405	3,405	3,855	3,855
Net loans	3	600,598	590,542	573,705	570,439
Accrued interest receivable	1	3,000	3,000	3,047	3,047

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$510,141	$510,141	$510,176	$510,176
Time Deposits	2	233,664	232,123	213,427	212,453
Borrowings	2	63,888	63,408	73,888	73,575
Subordinated loans	2	15,068	14,818	15,059	14,953
Accrued interest payable	1	218	218	186	186

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

On two occasions during the first quarter of 2017, the Company sold, and subsequently repurchased, a U.S. Treasury security in the approximate amount of $40.0 million for each transaction.  These transactions were intended to act as hedges against rising short-term interest rates.  The Company was in controlling possession of, but did not own, the securities at the time of each sale. The securities had been received by the Company, under industry-standard repurchase agreements, from an unrelated third party as collateral for a series of 30-day loans of approximately $40.0 million on each occasion which were made at market rates of interest to that third party. The security sale on each occasion provided the funds necessary to advance the loan to the third party and placed the Company in what is generally described as a “short position” with respect to the sold U.S. Treasury security.  These transactions acted as a hedge against rising short-term interest rates because the price of each sold security would be expected to decline in a rising short-term interest rate environment and could therefore be re-acquired at the conclusion of each 30-day loan period at a price lower than the price at which the security was originally sold.  Short-term rates rose over the combined duration of these transactions and, consequently, the Company recognized aggregate gains on the sale and repurchase of the securities in the amounts of $94,000 for the three months ended March 31, 2017.  The transactions’ gains were characterized as capital gains for tax purposes.  These capital gains utilized existing, previously reserved-for, capital loss tax carryforwards that were established in 2013.  The Company recognized tax benefits related to these transactions of $36,000 for the three months ended March 31, 2017.  The tax benefits arose from the reversal of reserves established in 2013 against the portion of the Company’s deferred tax asset related to existing capital loss carryforward positions.  The reserves were originally established due to the uncertainty of the Company’s ability to generate future capital gain income within the five-year statutory life of the capital loss carryforward position under the Internal Revenue Code. The recognized tax benefit from the reversal of those reserves reduced the Company’s effective tax rate from what would have been 27.6% to 24.1% for the three months ended March 31, 2017.  The capital gain income and the additional recognized tax benefits derived from these transactions were partially offset by an additional $134,000 in after-tax interest expense on borrowings derived from additional pre-tax interest expense on those borrowings of $209,000 that reduced pretax net interest margin by that amount in the three month period.  In total, after-tax net income increased by $1,000 for the three months ended March 31, 2017 as a result of these hedging transactions. The Company did not have any hedging activities in the first quarter of 2018.

Note 12:   Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) (“AOCI”), net of tax, for the periods indicated are summarized in the table below.

	For the three months ended March 31, 2018
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available- for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(2,220)	$(1,558)	$(430)	(4,208)
Other comprehensive income before reclassifications	-	(878)	16	(862)
Amounts reclassified from AOCI	32	79	-	111
Cumulative effect of change in measurement of equity securities (1)	-	(53)	-	(53)
Ending balance	$(2,188)	$(2,410)	$(414)	$(5,012)

(1) Cumulative effect of unrealized gain on marketable equity securities based on the adoption of ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities.

	For the three months ended March 31, 2017
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available- for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(1,513)	$(1,845)	$(464)	$(3,822)
Other comprehensive income before reclassifications	-	613	22	635
Amounts reclassified from AOCI	23	(43)	-	(20)
Ending balance	$(1,490)	$(1,275)	$(442)	$(3,207)

The following table presents the amounts reclassified out of each component of AOCI for the indicated period:

	Amount Reclassified
	from AOCI (1)
	(Unaudited)
(In thousands)	For the three months ended
Details about AOCI (1) components	March 31, 2018	March 31, 2017	Affected Line Item in the Statement of Income
Retirement plan items
Retirement plan net losses recognized in plan expenses (2)	$(43)	$(37)	Salaries and employee benefits
Tax effect	11	14	Provision for income taxes
	$(32)	$(23)	Net Income

Available-for-sale securities
Realized gain on sale of securities	$(107)	$71	Net gains on sales and redemptions of investment securities
Tax effect	28	(28)	Provision for income taxes
	$(79)	$43	Net Income

(1) Amounts in parentheses indicates debits in net income.

(2) These items are included in net periodic pension cost.

      See Note 5 for additional information.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

General

The Company is a Maryland corporation headquartered in Oswego, New York.  The Company is 100% owned by public shareholders.  The primary business of the Company is its investment in Pathfinder Bank (the "Bank"), a New York State chartered commercial bank, which is 100% owned by the Company.  The Bank has two wholly owned operating subsidiaries, Pathfinder Risk Management Company, Inc. (“PRMC”) and Whispering Oaks Development Corp. All significant inter-company accounts and activity have been eliminated in consolidation.  Although the Company owns, through its subsidiary PRMC, 51% of the membership interest in FitzGibbons Agency, LLC (“Agency”), the Company is required to consolidate 100% of FitzGibbons within the consolidated financial statements.  The 49% of which the Company does not own is accounted for separately as noncontrolling interests within the consolidated financial statements.  At March 31, 2018, the Company and subsidiaries had total assets of $891.1 million, total liabilities of $828.7 million and shareholders' equity of $62.1 million plus noncontrolling interest of $363,000, which represents the 49% of FitzGibbons not owned by the Company.

The following discussion reviews the Company's financial condition at March 31, 2018 and the results of operations for the three month periods ended March 31, 2018 and 2017. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2018 (“the consolidated annual financial statements”) as of December 31, 2017 and 2016 and for the two years then ended.  Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Item 2.

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

Application of Critical Accounting Policies

The Company's consolidated annual financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow practices within the banking industry.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated annual financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.  Certain accounting policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.  Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value or when an asset or liability needs to be recorded contingent upon a future event.  Carrying assets and liabilities at fair value inherently results in more financial statement volatility.  The fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices or are provided by unaffiliated third-party sources, when available.  When third party information is not available, valuation adjustments are estimated in good faith by management.

The most significant accounting policies followed by the Company are presented in Note 1 to the annual audited consolidated financial statements.  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated annual financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the allowance for loan losses, deferred income taxes, pension obligations, the evaluation of investment securities for other than temporary impairment, the estimation of fair values for accounting and disclosure purposes, and the evaluation of goodwill for impairment to be the accounting areas that require the most subjective and complex judgments.  These areas could be the most subject to revision as new information becomes available.

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

Deferred income tax assets and liabilities are determined using the liability method.  Under this method, the net deferred tax asset or liability is recognized for the future tax consequences.  This is attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating and capital loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  If current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established.  The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.  No valuation allowances were maintained at March 31, 2018 and December 31, 2017.  The Tax Cuts and Jobs Act of 2017 (“Tax Act”), which was effective on January 1, 2018, reduced the Company’s corporate federal tax rate from 34% to 21%, starting on that date, and affected the valuation of its net deferred tax assets calculated under GAAP, at December 31, 2017. The Company’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt income from specific types of investment securities and loans, and bank owned life insurance.

We maintain a noncontributory defined benefit pension plan covering most employees. The plan provides defined benefits based on years of service and final average salary. On May 14, 2012, we informed our employees of our decision to freeze participation and benefit accruals under the plan, primarily to reduce some of the volatility in earnings that can accompany the maintenance of a defined benefit plan.  Pension and post-retirement benefit plan liabilities and expenses are based upon actuarial assumptions of future events; including fair value of plan assets, interest rates, and the length of time the Company will have to provide those benefits.  The assumptions used by management are discussed in Note 14 to the consolidated annual financial statements.

The Company carries all of its available-for-sale investments at fair value with any unrealized gains or losses reported, net of tax, as an adjustment to shareholders' equity and included in accumulated other comprehensive income (loss), except for the credit-related portion of debt securities impairment losses and other-than-temporary impairment (“OTTI”) of equity securities which are charged to earnings.  The Company's ability to fully realize the value of its investments in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.  In evaluating the debt securities (both available-for-sale and held-to-maturity) portfolio for other-than-temporary impairment losses, management considers (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) if the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. When the fair value of a held-to-maturity or available-for-sale security is less than its amortized cost basis, an assessment is made as to whether OTTI is present.  The Company considers numerous factors when determining whether a potential OTTI exists and the period over which the debt security is expected to recover.  The principal factors considered are (1) the length of time and the extent to which the fair value has been less than the amortized cost basis, (2) the financial condition of the issue and (guarantor, if any) and adverse conditions specifically related to the security, industry or geographic area, (3) failure of the issuer of the security to make scheduled interest or principal payments, (4) any changes to the rating of the security by a nationally recognized statistical rating organization (“NRSRO”), and (5) the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies.

The estimation of fair value is significant to several of our assets; including available-for-sale and marketable equity investment securities, intangible assets, foreclosed real estate, and the value of loan collateral when valuing loans.  These are all recorded at either fair value, or the lower of cost or fair value. Fair values are determined based on third party sources, when available.  Furthermore, accounting principles generally accepted in the United States require disclosure of the fair value of financial instruments as a part of the notes to the annual audited consolidated financial statements.  Fair values on our available-for-sale securities may be influenced by a number of factors; including market interest rates, prepayment speeds, discount rates, and the shape of yield curves.

Fair values for securities available-for-sale are obtained from unaffiliated third party pricing services.  Where available, fair values are based on quoted prices on a nationally recognized securities exchange.  If quoted prices are not available, fair values are measured using quoted market prices for similar benchmark securities. Management made no adjustments to the fair value quotes that were provided by the pricing sources. Fair values for marketable equity securities are based on quoted prices on a nationally recognized securities exchange for similar benchmark securities.  The fair values of foreclosed real estate and the underlying collateral value of impaired loans are typically determined based on evaluations by third parties, less estimated costs to sell.  When necessary, appraisals are updated to reflect changes in market conditions. On January 1, 2018, the Company adopted Accounting Standards Update (ASU) 2016-01: Financial Instruments – Overall [Subtopic 825-10]: Recognition and Measurement of Financial Assets and Financial Liabilities.  The ASU requires the use of exit pricing in disclosures related to the fair value of financial instruments.  Accordingly, at March 31, 2018, the financial assets and liabilities of the Company were valued at a price that represents the Company’s exit price or the price at which these instruments would be sold or transferred. The adoption of the ASU did not materially affect the fair value evaluations of the financial assets and financial liabilities of the Company at the adoption date.

Management performs an annual evaluation of our goodwill for possible impairment at each of our reporting units. Based on the results of the December 31, 2017 evaluation, management has determined that the carrying value of goodwill was not impaired as of that date. The evaluation approach is described in Note 10 of the consolidated annual financial statements. Further information on the estimation of fair values can be found in Note 22 to the consolidated annual financial statements.

Recent Events

On March 29, 2018, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.06 per common share.  The dividend is payable on May 11, 2018 to shareholders of record on April 20, 2018.

Overview and Results of Operations

The following represents the significant highlights of the Company’s operating results between the first quarter of 2018 and the first quarter of 2017.

•	Net income increased $204,000, or 25.5%, to $1.0 million.
•	Basic and diluted earnings per share each increased $0.04 and $0.05 per share, respectively, to $0.24 per share.
•	Return on average assets increased four basis points to 0.45% as the increase in income outpaced the increase in average assets.
•

Net interest income, after provision for loan losses, increased $672,000, or 13.2% to $5.8 million.  This increase in earnings was primarily due to the increase in average balances of interest-earning assets.

•	Net interest margin increased by five basis points to 3.02%, primarily as a result of a 17 basis points increase in the average rates earned on interest-earning assets.
•

The effective income tax rate decreased 8.3% to 15.8% for the three months ended March 31, 2018 as compared to 24.1% for the same three month period in 2017.  This reduction in the effective tax rate was primarily the result of the effects of the Tax Act, which reduced the Company’s federal corporate tax rate from 34% to 21% effective January 1, 2018.

The following reflects the significant changes in financial condition between December 31, 2017 and March 31, 2018.

•

Total assets increased $9.9 million, or 1.1% to $891.1 million primarily due to increases in loans.  These increases were funded largely by increases in time and core deposits as well as the cash flow from the sale and maturity of investment securities.

•

Asset quality metrics remained stable in comparison to recent reporting periods and are comparable to peer group averages. The Company’s consistent asset quality metrics are reflective of its disciplined risk management process, along with the relative economic stability of its Central New York State market area. During the quarter, a single commercial real estate loan with an outstanding balance of $1.7 million was added to nonperforming assets.  This loan currently is expected to be financed with a new borrower and no additional losses beyond the specific reserve previously recorded during the fourth quarter of 2017 are anticipated.  Primarily as a result of this addition, nonperforming loans to total loans increased to 1.06% at March 31, 2018, compared to 0.84% at the end of 2017, and 0.71% at March 31, 2017. Correspondingly, the ratio of the allowance for loan losses to nonperforming loans for first quarter 2018 was 115.45%, as compared to 145.61% at December 31, 2017 and 162.15% at March 31, 2017. Although these asset quality metrics declined modestly over the most recent three and twelve month periods, the annualized net loan charge-offs to average loans ratio remained favorable and was 0.19% for the first quarter of 2018, compared to 0.16% for the fourth quarter of 2017 and 0.53% for the first quarter of 2017.

The Company had net income of $1.0 million for the three months ended March 31, 2018 compared to net income of $800,000 for the three months ended March 31, 2017.  The $204,000 increase in net income was due primarily to a $1.3 million increase in interest and dividend income, and a $63,000 decrease in income tax expense, partially offset by an increase of $486,000 in noninterest expenses, $443,000 increase in interest expense, an increase of $224,000 in provision for loan losses, and a decrease in noninterest income of $42,000.

Net interest income before the provision for loan losses increased $896,000 to $6.4 million for the three months ended March 31, 2018 as compared to $5.5 million for the same three-month period in 2017.  The increase was primarily the result of the increase in average interest-earning asset balances, primarily due to increases in average loans and average taxable investment securities.  The increase in interest income that was derived from the increase in interest-earning asset balances was partially offset by an increase in the average balance and average cost of interest-bearing liabilities between the year-over-year first quarter periods. The positive effects of increased average interest-earning assets for the three months ended March 31, 2018, as compared to the same three month period in 2017, were also enhanced by an increase in the yield of those assets of 17 basis points to 3.88% for the three months ended March 31, 2018 from 3.71% for the same three month period of the previous year.

The $42,000 decrease in noninterest income in the quarter ended March 31, 2018, as compared to the same quarterly period in 2017, was primarily the result of a decrease of $178,000 in gains on the sales and redemptions of investment securities.  Absent the effects of the quarter over quarter reduction in gains on the sale of investment securities, all other noninterest income categories increased by $136,000, or 15.7% to $1.0 million in the quarter ended March 31, 2018 as compared with $866,000 in the same quarter of 2017.

The $486,000 increase in noninterest expenses in the quarter ended March 31, 2018, as compared to the same quarterly period in 2017, was due primarily to an increase of $234,000, or 8.2%, in salaries and employee benefits expense that reflected an increase in staffing levels intended to meet increased loan demand and to better serve customers and potential customers as the Bank’s operations continue to expand primarily into Onondaga County, New York.  In addition, professional and other services increased $140,000, FDIC assessments increased $64,000, building and occupancy expenses increased $52,000, data processing increased $52,000.  These increases in noninterest expense during the quarter ended March 31, 2018, as compared to the same three-month period in 2017, were partially offset by net aggregate decreases in all other noninterest expenses of $56,000, or 6.2%.

The $224,000 increase in the provision for loan losses in the quarter ended March 31, 2018, as compared with the same quarter of 2017, was primarily due to the $86.4 million, or 17.0%, increase in average loan balances in the first quarter of 2018 as compared with the same quarter of 2017 and the corresponding increase in the estimable and probable loan losses inherent in the loan portfolio. The provision for loan losses in the quarter ended March 31, 2018 was further increased in the quarter ended March 31, 2018, as compared to the same quarter in 2017, by the effects of an increase in the ratio of delinquent loans to total loans, which increased to 2.31% at March 31, 2018 as compared to 2.12% at December 31, 2017, and by an increase in nonaccrual loans that increased $2.8 million to $6.5 million at March 31, 2018 as compared to $3.7 million at March 31, 2017.

In comparing the year-over-year first quarter periods, the return on average assets increased four basis points to 0.45% due to the combined effects of the increase in net income (the numerator in the ratio) and the increase in average assets (the denominator in the ratio).  Average assets increased due to increases in average loans and average taxable investment securities of $86.4 million and $48.4 million, respectively in the first quarter of 2018 as compared to the same quarter of 2017.  Average deposits increased $97.7 million in the first quarter of 2018, as compared with the same quarter in 2017, due to increased consumer deposits, continued growth in municipal depositor relationships, and increased commercial deposits resulting in part from new loan account relationships, particularly in Onondaga County.

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

	For the three months ended March 31,
	2018			2017
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$593,360	$6,718	4.53%	$506,946	$5,741	4.53%
Taxable investment securities	216,298	1,196	2.21%	167,901	835	1.99%
Tax-exempt investment securities	22,952	248	4.32%	31,878	249	3.12%
Fed funds sold and interest-earning deposits	13,681	47	1.37%	33,126	45	0.54%
Total interest-earning assets	846,291	8,209	3.88%	739,851	6,870	3.71%
Noninterest-earning assets:
Other assets	53,303			54,764
Allowance for loan losses	(7,102)			(6,294)
Net unrealized losses
on available-for-sale securities	(2,833)			(2,595)
Total assets	$889,659			$785,726
Interest-bearing liabilities:
NOW accounts	$71,712	$26	0.15%	$65,539	$24	0.15%
Money management accounts	14,914	6	0.16%	14,458	8	0.22%
MMDA accounts	255,119	472	0.74%	214,891	207	0.39%
Savings and club accounts	81,888	21	0.10%	83,504	20	0.10%
Time deposits	224,076	820	1.46%	179,596	506	1.13%
Subordinated loans	15,062	203	5.39%	15,028	193	5.14%
Borrowings	68,509	268	1.56%	67,133	415	2.47%
Total interest-bearing liabilities	731,280	1,816	0.99%	640,149	1,373	0.86%
Noninterest-bearing liabilities:
Demand deposits	89,344			81,373
Other liabilities	6,153			4,868
Total liabilities	826,777			726,390
Shareholders' equity	62,882			59,336
Total liabilities & shareholders' equity	$889,659			$785,726
Net interest income		$6,393			$5,497
Net interest rate spread			2.89%			2.85%
Net interest margin			3.02%			2.97%
Ratio of average interest-earning assets
to average interest-bearing liabilities			115.73%			115.57%

As indicated in the above table, net interest income, before provision for loan losses, increased $896,000, or 16.3%, to $6.4 million for the three months ended March 31, 2018 as compared to $5.5 million for the same prior year period.  This increase was due principally to the $106.4 million, or 14.4%, increase in the average balance of interest-earning assets, and an increase of 17 basis points on the average interest rate earned on those assets.  These positive factors on net interest income were partially offset by an increase in the average balance of interest-bearing liabilities of $91.1 million, or 14.2%, and an increase of 13 basis points on the average interest rate paid on those liabilities.   In total, net interest margin increased five basis points to 3.02% due largely to the increase in rates earned on average interest-earning assets, as noted above.  The following analysis should also be viewed in conjunction with the table below which reports the changes in net interest income attributable to rate and volume.

Interest and dividend income increased $1.3 million, or 19.5%, to $8.2 million for the three months ended March 31, 2018 compared to $6.9 million for the same three-month period in 2017.  The increase in interest income was due principally to the increase in average balances of loans and taxable investment securities which increased 17.1% and 28.8%, respectively, between the year-over-year first quarter periods.  The increase in the average balances of loans reflects the Company’s continued success in its expansion within the greater Syracuse, New York market.  Further supporting the quarter-over-quarter increase in interest income, the average balance of taxable investment securities increased by $48.4 million and the average yield on that portfolio improved 22 basis points to 2.21%.  The increase in the average yield on taxable investment securities was the result of an increase in book yields on adjustable-rate securities and the purchase of new securities, often with longer durations or more credit risk exposure, at rates higher than the average yields of securities within the previously-existing portfolio whose balances continue to be reduced by amortization and maturities.

Interest expense for the three months ended March 31, 2018 increased $443,000, or 32.3%, to $1.8 million when compared to the same prior year period.  Deposit interest expense increased $580,000, or 75.8%, to $1.3 million due to a $89.7 million increase in the average balance of interest-bearing deposits accompanied by a 62 basis points increase in the average annualized rate paid on these deposits to 0.83% for the three months ended March 31, 2018, as compared with the same three-month period in 2017. This increase was primarily due to 35 and 33 basis points increases in the average rates paid on money market deposit accounts (“MMDA”) and time deposits, respectively, during the three months ended March 31, 2018 as compared to the same time period in 2017.  These increases in the rates paid on MMDA accounts and time deposits reflected the competitive environment for such deposits within the Company’s marketplace as well as a general increase in short-term interest rates nationally. Partially offsetting the increase in interest expense on deposits in the three months ended March 31, 2018, as compared with the same three-month period in 2017, was a decrease of $147,000 in interest expense on borrowed funds.

The $147,000 decrease in interest expense related to borrowings between the year-over-year periods was primarily due to a reduction of $209,000 in pretax interest expense paid that was related to the Bank’s short-term interest rate risk hedging activities in 2017.  This reduction in interest expense paid on borrowings was partially offset by an increase of $62,000 in interest expense related to non-hedge related borrowings. There were no hedging activities in the first quarter of 2018.  During the first quarter of 2017, the Bank paid $209,000 in net interest on a $40 million U.S. Treasury security that it had received from an unrelated entity as collateral for a short term loan. The U.S. Treasury security was sold by the Bank which placed the Bank in what is commonly referred to as a “short” position with respect to that security.  During the period of time that the Bank was in a short position with respect to the security, short-term interest rates generally rose and the Bank reacquired the security with a realized gain, net of tax benefits, of $210,000.  The $62,000 increase in non-hedge related borrowings interest expense was primarily due to a 33 basis point increase in the average rate paid on non-hedge related borrowings to 1.56% in the three months ended March 31, 2018 from 1.23% in the same three-month period of 2017.  This increase in the average rate paid on non-hedge related borrowings was primarily due to a general year-over-year increase in short-term interest rates.

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

	Three months ended March 31,
	2018 vs. 2017
	Increase/(Decrease) Due to
			Total
			Increase
(In thousands)	Volume	Rate	(Decrease)
Interest Income:
Loans	$987	$(10)	$977
Taxable investment securities	260	101	361
Tax-exempt investment securities	(323)	322	(1)
Interest-earning deposits	(152)	154	2
Total interest income	772	567	1,339
Interest Expense:
NOW accounts	4	(2)	2
Money management accounts	2	(4)	(2)
MMDA accounts	45	220	265
Savings and club accounts	(2)	3	1
Time deposits	142	172	314
Subordinated loans	-	10	10
Borrowings	57	(204)	(147)
Total interest expense	248	195	443
Net change in net interest income	$524	$372	$896

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

Management extensively reviews recent trends in historical losses, qualitative factors and specific reserve needs on loans individually evaluated for impairment in its determination of the adequacy of the allowance for loan losses. We recorded $613,000 in provision for loan losses for the three-month period ended March 31, 2018, as compared to $389,000 for the three-month period ended March 31, 2017.  The increase in the provision for loan losses was primarily due to an increase in the estimable and probable loan losses inherent in the loan portfolio resulting from the $86.4 million, or 17.0%, increase in average loan balances in the first quarter of 2018, as compared with the same quarter of 2017. The increase in the provision for loan losses increased at a greater rate than the overall increase in total loans as the majority of the loan growth was in commercial real estate and commercial loans, which were allocated a higher qualitative factor in the reserve calculation.

The Company measures delinquency based on the amount of past due loans as a percentage of total loans.  The ratio of delinquent loans to total loans increased to 2.31% at March 31, 2018 as compared to 2.12% at December 31, 2017.  Delinquent loans increased at a rate that was modestly more than the rate of increase in total loan balances, primarily driven by an increase of $2.3 million in loans delinquent 30-59 days and an increase of $1.6 million in loans delinquent more than 90 days.  At March 31, 2018, there were $14.1 million in loans past due including $6.6 million in loans 30-59 days past due, $1.0 million in loans 60-89 days past due and $6.5 million in loans 90 or more days past due.  At December 31, 2017, there were $12.3 million in loans past due including $4.3 million in loans 30-59 days past due, $3.2 million in loans 60-89 days past due and $4.9 million in loans 90 or more days past due.

The increase of $1.7 million in total loans past due at March 31, 2018, as compared to December 31, 2017, was primarily due to an increase of $2.3 million in loans 30-59 days past due.  The increase in loans 30-59 days past due at March 31, 2018 as compared to December 31, 2017 was primarily due to the addition of one commercial real estate loan with an outstanding balance of $3.2 million.  Total loans with delinquent balances 60-89 days past due decreased by $2.2 million in aggregate, primarily as a result of one commercial real estate loan with an outstanding balance of $1.7 million that was 60-89 days delinquent at December 31, 2017 and was `over 90 days past due at March 31, 2018.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, including insurance agency commissions, and net gains on sales of securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2018	2017	Change
Service charges on deposit accounts	$274	$263	$11	4.2%
Earnings and gain on bank owned life insurance	73	71	2	2.8%
Loan servicing fees	41	36	5	13.9%
Debit card interchange fees	143	121	22	18.2%
Other charges, commissions and fees	455	399	56	14.0%
Noninterest income before gains (losses)	986	890	96	10.8%
Net (losses) gains on sales and redemptions of investment securities	(107)	71	(178)	-250.7%
Gains on equity securities	13	-	13	-
Net gains (losses) on sales of loans and foreclosed real estate	3	(24)	27	-112.5%
Total noninterest income	$895	$937	$(42)	-4.5%

The $42,000, or 4.5%, decrease in noninterest income in the quarter ended March 31, 2018, as compared to the same quarterly period in 2017, was primarily the result of a net decrease of $178,000 in the net gains on the sales and redemptions of investment securities from a gain of $71,000 for the three months ended March 31, 2017 to a net loss of $107,000 for the same quarter in 2018.  The net gains on investment securities during the quarter ended March 31, 2017 were primarily the result of $94,000 in net gains recorded on short-term interest rate hedging activities in that period.  There were no hedging activities of this type in the three months ended March 31, 2018.  During the quarter ended March 31, 2018, the Company sold certain investment securities in the amount of $17.7 million, generating a net loss of $107,000, or 0.60%, as part of its portfolio optimization and liquidity management strategies. It is the intention of management to reinvest the proceeds of these investment securities sales into higher yielding interest-earning assets in future periods.

Excluding the effects of the quarter over quarter reduction in gains on the sale of investment securities, all other noninterest income categories increased in the aggregate by $136,000, or 15.7% to $1.0 million in the quarter ended March 31, 2018 as compared with $866,000 in the same quarter of 2017.  This $136,000 quarter over quarter increase in noninterest income, excluding the effects of gains on the sales and redemptions of investment securities, was due primarily to an increase of $56,000 in other charges, commissions and fees, a $27,000 increase in net gains on sales of loans and foreclosed real estate and a $22,000 increase in debit interchange fees.  During the quarter ended March 31, 2018, the Bank recognized nonrecurring recovery of an escrowed balance in the amount of $57,000 that had been established to settle claims related to a previously disposed of ORE property upon the statutory expiration of all potential claimants rights.  This amount was recognized in other charges, commissions and fees in the quarter ended March 31, 2018.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2018	2017	Change
Salaries and employee benefits	$3,084	$2,850	$234	8.2%
Building occupancy	591	539	52	9.6%
Data processing	479	427	52	12.2%
Professional and other services	331	191	140	73.3%
Advertising	191	176	15	8.5%
FDIC assessments	120	56	64	114.3%
Audits and exams	105	84	21	25.0%
Other expenses	558	650	(92)	-14.2%
Total noninterest expenses	$5,459	$4,973	$486	9.8%

The $486,000, or 9.8%, increase in noninterest expenses between year-over-year first quarter periods was principally due to an increase in salaries and employee benefits expense which increased by $234,000.  All other noninterest expenses in aggregate increased $252,000, or 11.9%, for the three months ended March 31, 2018 as compared to the same three-month period in 2017.  The detail of the components of the overall increase in noninterest expense follows:

•

The $234,000 increase in salaries and employee benefits expense in the first quarter of 2018, as compared to the same three-month period in 2017, was primarily due to $226,000 in salary expense increases, and employee benefits expense increases totaling $43,000, including employee payroll tax expenses, partially offset by a net decrease in all other salaries and employee benefits expenses of $34,000. Salaries expense increased primarily as the result of additional staff members supporting current and planned asset growth and risk management activities.  The year-over-year increases in employee benefits expenses were consistent with the salary increases discussed above.

•

The $52,000 increase in building and occupancy expenses was primarily due to $27,000 in building maintenance expenses and $22,000 in additional depreciation expense related to recently completed modernization and refurbishment projects.

•

The $52,000 increase in data processing costs was primarily due to an additional $37,000 in processing fees paid by the Bank that were based on increased levels of customer activity transacted through its electronic delivery channels and $15,000 of additional expenses in all other data processing expenses.

•

The $140,000 increase in professional and other services fees was primarily due to fees paid to an unaffiliated consulting firm during the quarter for assistance with operational and strategic planning.

•	Advertising expense increased $15,000 primarily as the result of increases in the level of brand awareness advertising expenditures primarily focused on the Onondaga County market.
•

FDIC assessments increased $64,000 due to an increase in the Bank’s risk-weighted assessment resulting from the phase-out of a benefit the Bank received in the FDIC’s risk-weighting methodology as a result of the dissolution of Pathfinder Commercial Bank.

•	All other noninterest expenses decreased in aggregate in the year-over-year three-month periods by a total of $71,000, or 9.7%, due primarily to a reduction of $65,000 in ORE expenses.

Income Tax Expense

Income tax expense decreased $63,000 to $182,000, with an effective tax rate of 15.8% for the quarter ended March 31, 2018 as compared to $245,000, with an effective tax rate of 24.1%, for the same three month period in 2017.  The reduction in the first quarter 2018 effective tax rate, compared to the effective tax rate in the same quarter of 2017, was primarily the result of the enactment of the Tax Act, which reduced the federal statutory corporate tax rate applicable to the Company from 34% to 21%.  During both the first quarters of 2018 and 2017, the Company derived effective tax rate benefits from its investments in tax-exempt securities issued by municipalities and political subdivisions.  During the first quarter of 2017, the sale of certain U.S. Treasury assets, positioned as part of the Company’s short-term interest rate hedge strategies, resulted in realized capital gains in the amount of $94,000. These gains enabled the partial utilization of previously reserved-for capital loss carryforwards resulting in a reduction in income tax expense of $36,000 during that quarter. Absent this capital loss carryforward utilization effect in the first quarter of 2017, the Company’s income tax expense would have been $281,000 and its effective tax rate for that quarter would have been 27.6%.

Earnings per Share

Basic and diluted earnings per share were $0.24 for the first quarter of 2018, as compared to $0.20 per basic share and $0.19 per diluted share for the same quarter of 2017.  These $0.04 and $0.05 increases in basic and fully diluted earnings per share, respectively, were driven principally by the increases in net income between these two periods. Further information on earnings per share can be found in Note 3 of this Form 10-Q.

Changes in Financial Condition

Assets

Total assets increased $9.9 million, or 1.1%, to $891.1 million at March 31, 2018 as compared to $881.3 million at December 31, 2017.  This increase was due primarily to an increase in loans, partially offset by decreases in investment securities and cash and cash equivalents.

Total net loans receivable increased $26.9 million, or 4.7%, to $600.6 million at March 31, 2018 from $573.7 million at December 31, 2017. Commercial and commercial real estate loans, and residential loans recorded increases between these two dates, with increases of $25.7 million, and $2.3 million, respectively.  These increases were partially offset by a decrease of $864,000 in consumer loans.

Investment securities decreased $14.1 million, or 5.9%, to $223.3 million at March 31, 2018, as compared to $237.3 million at December 31, 2017, due principally to sales and maturities of securities during the first quarter of 2018.

Cash and cash equivalents decreased $3.7 million, or 16.9%, to $18.3 million at March 31, 2018, as compared to $22.0 million at December 31, 2017. The $3.7 million decrease in cash and cash equivalents was primarily due to deployment of cash balances at December 31, 2017 into loan fundings during the quarter ended March 31, 2018.   The Bank considers its statutorily required cash reserve balances held at the Federal Reserve Bank to be restricted cash.  Total restricted cash was $5.1 million and $6.3 million at March 31, 2018 and December 31, 2017, respectively.

Liabilities

Total liabilities increased $9.6 million to $828.7 million at March 31, 2018 compared to $819.1 million at December 31, 2017.  Deposits increased $20.2 million, or 2.8%, to $743.8 million at March 31, 2018, compared to $723.6 million at December 31, 2017.  This increase was the result of an increase in deposits obtained directly from customers within the Bank’s marketplace of $15.6 million, comprised of increases in time deposits and core deposits of $5.2 million and $10.4 million, respectively. The net increase in customer deposits during the three months ended March 31, 2018 was due primarily to growth in consumer and business deposit categories which increased $27.9 million in combination, partially offset by a decrease in municipal deposits of $7.7 million, primarily due to seasonal factors. The Bank utilizes the Certificates of Deposit Account Registry Service (“CDARS”) provided by Promontory Interfinancial Network as a form of brokered deposits.  At March 31, 2018, deposits obtained through the use of this service increased $15.1 million to $74.6 million as compared to $59.5 million at December 31, 2017.  Borrowed funds balances at March 31, 2018 decreased $10.0 million, or 13.6%, to $63.9 million from $73.9 million at December 31, 2017.

Shareholders’ Equity

The Company’s shareholders’ equity, exclusive of the noncontrolling interest, increased $264,000 to $62.1 million at March 31, 2018 from $61.8 million at December 31, 2017. This increase was principally due to an increase of $809,000 in retained earnings, a $214,000 increase in additional paid-in capital, resulting from activity within the Company’s stock-based compensation programs, and a $45,000 increase in ESOP shares earned. Partially offsetting these increases in shareholders’ equity was an increase of $804,000 in accumulated other comprehensive loss. The increase in retained earnings resulted from $1.0 million in net income recorded in the first three months of 2018 and a $53,000 one-time adjustment related to the cumulative effect of unrealized gain on marketable equity securities based on the adoption of

ASU 2016-01 -  Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities.  Partially offsetting these increases in retained earnings was a reduction of $248,000 for cash dividends declared on our common stock.  The reduction in accumulated comprehensive loss was primarily the result of the decline in the fair market value of our available-for-sale investment securities in the three months ended March 31, 2018.

Capital

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its banking operations.  This strong capital position serves to support growth and expansion activities while at the same time exceeding regulatory standards.  At March 31, 2018, the Bank met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 8%, Tier 1 common equity exceeding 6.5%, and a total risk-based capital ratio exceeding 10%.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The buffer is separate from the capital ratios required under the Prompt Corrective Actions (“PCA”) standards. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum levels of the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity.  The capital conservation buffer requirement began being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and is increasing each year until fully implemented at 2.5% on January 1, 2019. For 2018, the capital buffer is 1.875% of risk-weighted assets. At March 31, 2018, the Bank exceeded all current and projected regulatory required minimum capital ratios, including the maximum capital buffer level that will be required on January 1, 2019.

Pathfinder Bank’s capital amounts and ratios as of the indicated dates are presented in the following tables:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be "Well-Capitalized" Under Prompt Corrective Provisions		Well-Capitalized With Buffer, Fully Phased In 2019
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2018:
Total Core Capital (to Risk-Weighted Assets)	$79,678	13.47%	$47,313	8.00%	$59,141	10.00%	$62,098	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$72,285	12.22%	$35,485	6.00%	$47,313	8.00%	$50,270	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$72,285	12.22%	$26,614	4.50%	$38,442	6.50%	$41,399	7.00%
Tier 1 Capital (to Assets)	$72,285	8.18%	$35,367	4.00%	$44,208	5.00%	$44,208	5.00%
As of December 31, 2017:
Total Core Capital (to Risk-Weighted Assets)	$78,105	13.97%	$44,733	8.00%	$55,916	10.00%	$58,712	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$71,114	12.72%	$33,550	6.00%	$44,733	8.00%	$47,529	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$71,114	12.72%	$25,162	4.50%	$36,345	6.50%	$39,141	7.00%
Tier 1 Capital (to Assets)	$71,114	8.16%	$34,863	4.00%	$43,579	5.00%	$43,579	5.00%

Non-GAAP Financial Measures

Regulation G, a rule adopted by the Securities and Exchange Commission (SEC), applies to certain SEC filings, including earnings releases, made by registered companies that contain “non-GAAP financial measures.”  GAAP is generally accepted accounting principles in the United States of America.  Under Regulation G, companies making public disclosures containing non-GAAP financial measures must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure (if a comparable GAAP measure exists) and a statement of the Company’s reasons for utilizing the non-GAAP financial measure as part of its financial disclosures.  The SEC has exempted from the definition of “non-GAAP financial measures” certain commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures, supplemental information is not required. Financial institutions like the Company and its subsidiary bank are subject to an array of bank regulatory capital measures that are financial in nature but are not based on GAAP. The Company follows industry practice in disclosing its financial condition under these various regulatory capital measures, including period-end regulatory capital ratios for its subsidiary bank, in its periodic reports filed with the SEC. The Company provided an explanation of the calculations, as supplemental information, for non-GAAP measures included in the consolidated annual financial statements.  In addition, the Company provides a reconciliation of its subsidiary bank’s disclosed regulatory capital measures, below.

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Regulatory Capital Ratios (Bank Only)
Total capital (to risk-weighted assets)
Total equity (GAAP)	$71,987	$71,535
Goodwill	(4,536)	(4,536)
Intangible assets	(178)	(146)
Addback: Accumulated other comprehensive income	5,012	4,261
Total Tier 1 Capital	$72,285	$71,114
Allowance for loan and lease losses	7,393	6,991
Unrealized Gain on available-for-sale securities	-	-
Total Tier 2 Capital	$7,393	$6,991
Total Tier 1 plus Tier 2 Capital (numerator)	$79,678	$78,105
Risk-weighted assets (denominator)	591,413	559,161
Total capital to risk-weighted assets	13.47%	13.97%

Tier 1 capital (to risk-weighted assets)
Total Tier 1 capital (numerator)	$72,285	$71,114
Risk-weighted assets (denominator)	591,413	559,161
Total capital to risk-weighted assets	12.22%	12.72%

Tier 1 capital (to adjusted assets)
Total Tier 1 capital (numerator)	$72,285	$71,114
Total average assets	888,882	876,263
Goodwill	(4,536)	(4,536)
Intangible assets	(178)	(146)
Adjusted assets (denominator)	$884,168	$871,581
Total capital to adjusted assets	8.18%	8.16%

Tier 1 Common Equity (to risk-weighted assets)
Total Tier 1 capital (numerator)	$72,285	$71,114
Risk-weighted assets (denominator)	591,413	559,161
Total Tier 1 Common Equity to risk-weighted assets	12.22%	12.72%

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of non-performing assets at the indicated dates:

	March 31,	December 31,	March 31,
(Dollars In thousands)	2018	2017	2017
Nonaccrual loans:
Commercial and commercial real estate loans	$4,077	$2,443	$1,433
Consumer	261	363	411
Residential mortgage loans	2,116	2,088	1,834
Total nonaccrual loans	6,454	4,894	3,678
Total nonperforming loans	6,454	4,894	3,678
Foreclosed real estate	108	468	694
Total nonperforming assets	$6,562	$5,362	$4,372

Accruing troubled debt restructurings	$2,788	$2,539	$5,222

Nonperforming loans to total loans	1.06%	0.84%	0.71%
Nonperforming assets to total assets	0.74%	0.61%	0.54%

Nonperforming assets include nonaccrual loans, nonaccrual troubled debt restructurings (“TDR”), and foreclosed real estate (‘‘FRE”). The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more.  There are no loans that are past due 90 days or more and still accruing interest.  Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity.  TDRs are included in the above table within the categories of nonaccrual loans or accruing TDRs.  There were three nonaccruing TDR loans, with an aggregate carrying value of $88,000 included among the nonaccrual loans detailed in the table above at March 31, 2018.

As indicated in the table above, nonperforming assets at March 31, 2018 were $6.6 million and were $1.3 million higher than the $5.4 million reported at December 31, 2017, due primarily to an increase of $1.6 million in nonperforming commercial and commercial real estate loans, partially offset by a decrease of $360,000 in FRE.

As indicated in the nonperforming asset table above, FRE balances decreased $360,000 at March 31, 2018 from December 31, 2017, following four sales from the portfolio and two additions to the portfolio during the three-month period ended March 31, 2018.  More information regarding foreclosed real estate can be found in Note 8 of this Form 10-Q.

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

The allowance for loan losses represents management’s estimate of the probable losses inherent in the loan portfolio as of the date of the statement of condition.  The allowance for loan losses was $7.5 million and $7.1 million at March 31, 2018 and December 31, 2017, respectively.  The ratio of the allowance for loan losses to total loans remained unchanged at 1.23% at March 31, 2018 and at December 31, 2017, respectively.  Management performs a quarterly evaluation of the allowance for loan losses based on quantitative and qualitative factors and has determined that the current level of the allowance for loan losses is adequate to absorb the losses in the loan portfolio as of March 31, 2018.

The Company considers a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan.   The measurement of impaired loans is generally based upon the fair value of the collateral, with a portion of the impaired loans measured based upon the present value of future cash flows discounted at the historical effective interest rate.  A specific reserve is established for an impaired loan if its carrying value exceeds its estimated fair value.  The estimated fair values of the majority of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral.  For loans secured by real estate, estimated fair values are determined primarily through third-party appraisals or broker price opinions.  When a loan is determined to be impaired, the Bank will reevaluate the collateral which secures the loan. For real estate, the Company will obtain a new appraisal or broker’s opinion whichever is considered to provide the most accurate value in the event of sale. An evaluation of equipment held as collateral will be obtained from a firm able to provide such an evaluation. Collateral will be inspected not less than annually for all impaired loans and will be reevaluated not less than every two years. Appraised values and broker opinion values are discounted due to the market’s perception of a reduced price of Bank-owned property and the Bank’s desire to sell the property quicker to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value.  The discounts also include estimated costs to sell the property.

At March 31, 2018 and December 31, 2017, the Company had $9.1 million and $9.2 million in loans, respectively, which were deemed to be impaired, having established specific reserves of $980,000 and $1.1 million, respectively, on these loans.  The decrease in impaired loans between these two dates was driven by a decrease of $89,000 in impaired commercial real estate loans. The $114,000 decrease in specific reserves for impaired loans at March 31, 2018, as compared to December 31, 2017 was primarily due to a $115,000 decrease in specific reserves for impaired commercial loans.

Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in those loans being included in future impaired loan reporting.  Potential problem loans totaled $13.4 million as of March 31, 2018, a decrease of $263,000, or 2.0%, as compared to $13.2 million at December 31, 2017.  These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired.

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

Through the first three months of 2018, as indicated in the consolidated statement of cash flows, the Company reported net cash flows from financing activities of $10.1 million generated principally by increased balances of demand, savings, money market and time deposit accounts in the amount of $5.2 million and net increases in the aggregate balances of brokered deposits and borrowed funds totaling $5.0 million.  Partially offsetting these cash flows from funding activities were dividends paid to common shareholders of $246,000.  The increase in deposits was the result of organic growth within our existing marketplace coupled with targeted promotions for our MMDA product. Deposit growth occurred in the consumer and business customer segments during the first three months of 2018.

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

The Company has a number of existing credit facilities available to it. At March 31, 2018, total credit available to the Company under the existing lines of credit was approximately $187.8 million at FHLBNY, the Federal Reserve Bank, and three other correspondent banks. As of March 31, 2018, the Company had $89.9 million of the available lines of credit utilized, including encumbrances supporting outstanding letters of credit, described above, on its existing lines of credit with $97.9 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of March 31, 2018, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

Off-Balance Sheet Arrangements

The Company is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  At March 31, 2018, the Company had $99.7 million in outstanding commitments to extend credit and standby letters of credit.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At March 31, 2018, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material and adverse effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2018 through January 31, 2018	-	$-	-	74,292

February 1, 2018 through February 28, 2018	-	$-	-	74,292

March 1, 2018 through March 31, 2018	-	$-	-	74,292

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
101

The following materials from Pathfinder Bancorp, Inc. Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition (iii) Consolidated Statements of Cash flows, and (iv) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATHFINDER BANCORP, INC.

(registrant)

May 11, 2018	/s/ Thomas W. Schneider
Thomas W. Schneider
President and Chief Executive Officer

May 11, 2018	/s/ James A. Dowd
James A. Dowd
Executive Vice President, Chief Operating Officer and Chief Financial Officer