Form 10-Q
period 2018-06-30
Pathfinder Bancorp, Inc.
filed 2018-08-10
CIK 1609065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 10, 2018, there were 4,347,413 shares outstanding of the registrant’s common stock.

PATHFINDER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.

Consolidated Statements of Condition

(Unaudited)

	June 30,	December 31,
(In thousands, except share and per share data)	2018	2017
ASSETS:
Cash and due from banks	$8,787	$9,708
Interest-earning deposits (including restricted balances of $4,365 and $6,342, respectively)	27,953	12,283
Total cash and cash equivalents	36,740	21,991
Available-for-sale securities, at fair value	184,030	171,138
Held-to-maturity securities, at amortized cost (fair value of $26,244 and $66,426, respectively)	26,647	66,196
Marketable equity securities, at fair value	541	-
Federal Home Loan Bank stock, at cost	4,388	3,855
Loans	607,185	580,831
Less: Allowance for loan losses	7,605	7,126
Loans receivable, net	599,580	573,705
Premises and equipment, net	16,692	16,117
Accrued interest receivable	2,725	3,047
Foreclosed real estate	97	468
Intangible assets, net	173	182
Goodwill	4,536	4,536
Bank owned life insurance	16,695	11,742
Other assets	10,638	8,280
Total assets	$903,482	$881,257

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$624,718	$633,820
Noninterest-bearing	108,451	89,783
Total deposits	733,169	723,603
Short-term borrowings	26,600	30,600
Long-term borrowings	57,503	43,288
Subordinated loans	15,076	15,059
Accrued interest payable	255	186
Other liabilities	8,010	6,377
Total liabilities	840,613	819,113
Shareholders' equity:
Common stock, par value $0.01; 25,000,000 authorized shares; 4,332,076 and 4,280,227 shares outstanding, respectively	43	43
Additional paid in capital	28,629	28,170
Retained earnings	40,540	39,020
Accumulated other comprehensive loss	(5,471)	(4,208)
Unearned ESOP	(1,124)	(1,214)
Total Pathfinder Bancorp, Inc. shareholders' equity	62,617	61,811
Noncontrolling interest	252	333
Total equity	62,869	62,144
Total liabilities and shareholders' equity	$903,482	$881,257

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
(In thousands, except per share data)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest and dividend income:
Loans, including fees	$7,018	$5,869	$13,736	$11,610
Debt securities:
Taxable	1,171	825	2,299	1,577
Tax-exempt	217	312	465	590
Dividends	61	50	129	104
Federal funds sold and interest earning deposits	49	28	96	73
Total interest and dividend income	8,516	7,084	16,725	13,954
Interest expense:
Interest on deposits	1,566	895	2,911	1,660
Interest on short-term borrowings	70	283	163	578
Interest on long-term borrowings	203	128	378	248
Interest on subordinated loans	210	197	413	390
Total interest expense	2,049	1,503	3,865	2,876
Net interest income	6,467	5,581	12,860	11,078
Provision for loan losses	297	423	910	812
Net interest income after provision for loan losses	6,170	5,158	11,950	10,266
Noninterest income:
Service charges on deposit accounts	273	274	547	537
Earnings and gain on bank owned life insurance	108	62	181	133
Loan servicing fees	42	32	83	68
Net (losses) gains on sales and redemptions of investment securities	(22)	135	(129)	206
Gains on equity securities	13	-	26	-
Net gains (losses) on sales of loans and foreclosed real estate	13	(21)	16	(45)
Debit card interchange fees	148	147	291	268
Other charges, commissions & fees	449	421	904	820
Total noninterest income	1,024	1,050	1,919	1,987
Noninterest expense:
Salaries and employee benefits	3,429	2,819	6,513	5,669
Building occupancy	553	531	1,144	1,070
Data processing	476	416	955	843
Professional and other services	405	219	736	410
Advertising	285	172	476	348
FDIC assessments	135	81	255	137
Audits and exams	105	85	210	169
Other expenses	739	688	1,297	1,338
Total noninterest expense	6,127	5,011	11,586	9,984
Income before income taxes	1,067	1,197	2,283	2,269
Provision for income taxes	166	238	348	483
Net income attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	901	959	1,935	1,786
Net income attributable to noncontrolling interest	(44)	39	(14)	66
Net income attributable to Pathfinder Bancorp Inc.	$945	$920	$1,949	$1,720

Earnings per common share - basic	$0.23	$0.23	$0.47	$0.42
Earnings per common share - diluted	$0.22	$0.22	$0.46	$0.41
Dividends per common share	$0.06	$0.0525	$0.12	$0.1025

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended		For the six months ended
(In thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net Income	$901	$959	$1,935	$1,786

Other Comprehensive (Loss) Income

Retirement Plans:
Retirement plan net losses recognized in plan expenses	43	37	86	73

Unrealized holding (losses) gains on available-for-sale securities
Unrealized holding (losses) gains arising during the period	(1,156)	1,387	(2,502)	2,408
Reclassification adjustment for net (losses) gains included in net income	22	(135)	129	(206)
Net unrealized (losses) gains on available-for-sale securities	(1,134)	1,252	(2,373)	2,202

Accretion of net unrealized loss on securities transferred to held-to- maturity(1)	470	22	163	58

Other comprehensive (loss) income, before tax	(621)	1,311	(2,124)	2,333
Tax effect	162	(524)	555	(931)
Other comprehensive (loss) income, net of tax	(459)	787	(1,569)	1,402
Comprehensive income	$442	$1,746	$366	$3,188
Comprehensive (loss) income, attributable to noncontrolling interest	$(44)	$39	$(14)	$66
Comprehensive income attributable to Pathfinder Bancorp, Inc.	$486	$1,707	$380	$3,122

Tax Effect Allocated to Each Component of Other Comprehensive (Loss) Income
Retirement plan net losses recognized in plan expenses	$(11)	$(15)	$(22)	$(28)
Unrealized holding (losses) gains arising during the period	302	(555)	654	(963)
Reclassification adjustment for net (losses) gains included in net income	(6)	55	(34)	83
Accretion of net unrealized loss on securities transferred to held-to- maturity(1)	(123)	(9)	(43)	(23)
Income tax effect related to other comprehensive (loss) income	$162	$(524)	$555	$(931)

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

Pathfinder Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Six months ended June 30, 2018 and June 30, 2017

(Unaudited)

				Accumulated
		Additional		Other Com-		Non-
	Common	Paid in	Retained	prehensive	Unearned	controlling
(In thousands, except share and per share data)	Stock	Capital	Earnings	Loss	ESOP	Interest	Total
Balance, January 1, 2018	$43	$28,170	$39,020	$(4,208)	$(1,214)	$333	$62,144

Net income	-	-	1,949	-	-	(14)	1,935

Other comprehensive loss, net of tax	-	-	-	(1,569)	-	-	(1,569)

ESOP shares earned (12,221 shares)	-	101	-	-	90	-	191

Restricted stock units (14,490 shares)	-	-	-	-	-	-	-

Stock based compensation	-	162	-	-	-	-	162

Stock options exercised	-	204	-	-	-	-	204

Cumulative effect of change in measurement of equity securities (1)	-	-	53	(53)	-	-	-

Cumulative effect of change in investment securities transfer (2)	-	-	-	359	-	-	359

Common stock dividends declared ($0.12 per share)	-	-	(497)	-	-	-	(497)

Cumulative effect of affiliate capital allocation	-	(8)	15	-	-	(7)	-

Distributions from affiliates	-	-	-	-	-	(60)	(60)
Balance, June 30, 2018	$43	$28,629	$40,540	$(5,471)	$(1,124)	$252	$62,869

Balance, January 1, 2017	$43	$27,483	$35,619	$(3,822)	$(1,394)	$432	$58,361

Net income	-	-	1,720	-	-	66	1,786

Other comprehensive income, net of tax	-	-	-	1,402	-	-	1,402

ESOP shares earned (12,221 shares)	-	90	-	-	90	-	180

Restricted stock units (15,720 shares)	-	-	-	-	-	-	-

Stock based compensation	-	189	-	-	-	-	189

Stock options exercised	-	61	-	-	-	-	61

Common stock dividends declared ($0.1025 per share)	-	-	(417)	-	-	-	(417)

Distributions from affiliates	-	-	-	-	-	(31)	(31)
Balance, June 30, 2017	$43	$27,823	$36,922	$(2,420)	$(1,304)	$467	$61,531

(1)

Cumulative effect of unrealized gain on marketable equity securities based on the adoption of ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities.

(2)

Cumulative effect of unrealized gains on the transfer of 52 investment securities from held-to-maturity classification to available-for-sale classification based on the adoption of ASU 2017-12: Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
(In thousands)	2018	2017
OPERATING ACTIVITIES
Net income attributable to Pathfinder Bancorp, Inc.	$1,949	$1,720
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	910	812
Realized (gains) losses on sales, redemptions and calls of:
Real estate acquired through foreclosure	(16)	49
Loans	-	(4)
Available-for-sale investment securities	131	59
Held-to-maturity investment securities	(2)	(15)
Premises and equipment	(8)	-
Depreciation	578	503
Amortization of mortgage servicing rights	22	6
Amortization of deferred loan costs	150	100
Amortization of deferred financing from subordinated debt	17	17
Earnings and gain on bank owned life insurance	(181)	(133)
Net amortization of premiums and discounts on investment securities	994	825
Amortization of intangible assets	9	8
Stock based compensation and ESOP expense	353	369
Net change in accrued interest receivable	322	(147)
Pension plan contribution	(825)	-
Net change in other assets and liabilities	648	(786)
Net cash flows from operating activities	5,051	3,383
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(34,427)	(53,077)
Purchase of investment securities held-to-maturity	-	(18,636)
Purchase of Federal Home Loan Bank stock	(4,660)	(1,200)
Proceeds from redemption of Federal Home Loan Bank stock	4,127	-
Proceeds from maturities and principal reductions of investment securities available-for-sale	24,941	18,746
Proceeds from maturities and principal reductions of investment securities held-to-maturity	4,688	3,906
Proceeds from sales, redemptions and calls of:
Available-for-sale investment securities	27,125	40,357
Held-to-maturity investment securities	967	213
Real estate acquired through foreclosure	496	556
Premise and equipment	14	-
Purchase of bank owned life insurance	(5,000)	-
Proceeds from bank owned life insurance	228	-
Realized gains on hedging activity	-	(250)
Net change in loans	(27,044)	(58,265)
Purchase of premises and equipment	(1,159)	(1,108)
Net cash flows from investing activities	(9,704)	(68,758)
FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts, money management deposit accounts, MMDA accounts and escrow deposits	(2,634)	38,884
Net change in time deposits	1,842	8,737
Net change in brokered deposits	10,358	(14,761)
Net change in short-term borrowings	(4,000)	(411)
Payments on long-term borrowings	-	(3,000)
Proceeds from long-term borrowings	14,215	29,160
Proceeds from exercise of stock options	204	61
Cash dividends paid to common shareholders	(502)	(425)
Change in noncontrolling interest, net	(81)	35
Net cash flows from financing activities	19,402	58,280
Change in cash and cash equivalents	14,749	(7,095)
Cash and cash equivalents at beginning of period	21,991	22,419
Cash and cash equivalents at end of period	$36,740	$15,324
CASH PAID DURING THE PERIOD FOR:
Interest	$3,793	$2,845
Income taxes	645	210
NON-CASH INVESTING ACTIVITY
Real estate acquired in exchange for loans	109	686
RESTRICTED CASH
Federal Reserve Bank Reserve Requirements included in interest earning deposits	4,365	4,255

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1:   Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc., (the “Company”), Pathfinder Bank (the “Bank”) and its other wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Certain amounts in the 2017 consolidated financial statements may have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income or comprehensive income as previously reported.  Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018 or any other interim period.

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

Note 2:   New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) and, to a lesser extent, other authoritative rulemaking bodies promulgate generally accepted accounting principles (“GAAP”) to regulate the standards of accounting in the United States.  From time to time, the FASB issues new GAAP standards, known as Accounting Standards Updates (“ASUs”) some of which, upon adoption, may have the potential to change the way in which the Company recognizes or reports within its consolidated financial statements.  The following presentation provides a description of an accounting standard that was adopted in the second quarter of 2018 as well as standards that are not currently effective but could have an impact on the Company's consolidated financial statements upon adoption.

Standards Adopted in the Quarter Ended June 30, 2018

Standard: Improvements to Accounting for Hedging Activities (ASU 2017-12: Derivatives and Hedging [Topic 815]: Targeted Improvements to Accounting for Hedging Activities)

Description: The amended guidance expands and clarifies hedge accounting for nonfinancial and financial risk components, aligns the recognition and presentation of the effects of the hedging instrument and hedged item in the financial statements, and simplifies the requirements for assessing effectiveness in a hedging relationship.

Required Date of Implementation: January 1, 2019 (early adoption permitted)

Effect on Consolidated Financial Statements:  The Company adopted this guidance, effective January 1, 2018, in the second quarter of 2018.  As a result of the adoption of this Update, the Company transferred 52 securities with an aggregate amortized cost before transfer of $35.2 million from the held-to-maturity classification to the available-for-sale classification on that date.  The transfer of these securities resulted in a decrease in accumulated other comprehensive loss of $359,000 on the adoption date.  The Company had no derivative or hedging positions at June 30, 2018 and, as a result, the adoption of this Update had no other material impact on the consolidated financial statements of the Company at the date of adoption or at June 30, 2018.

Standards Not Yet Adopted as of June 30, 2018

Standard:  Leases (ASU 2016-02: Leases [Topic 842])

Description:  The new guidance requires lessees to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months.  While the guidance requires all leases to be recognized in the balance sheet, there continues to be a differentiation between finance leases and operating leases for purposes of income statement recognition and cash flow statement presentation.  For finance leases, interest on the lease liability and amortization of the right-of-use asset will be recognized separately in the statement of income.  Repayments of principal on those lease liabilities will be classified within financing activities and payments of interest on the lease liability will be classified within operating activities in the statement of cash flows.  For operating leases, a single lease cost is recognized in the statement of income and allocated over the lease term, generally on a straight-line basis.  All cash payments are presented within operating activities in the statement of cash flows. The accounting applied by lessors is largely unchanged from existing GAAP, however, the guidance eliminates the accounting model for leveraged leases for leases that commence after the effective date of the guidance.

Required Date of Implementation:  January 1, 2019 (early adoption permitted)

Effect on Consolidated Financial Statements:  The Company occupies certain banking offices and uses certain equipment under noncancelable operating lease agreements which currently are not reflected in its consolidated balance sheet.  Upon adoption of the guidance, the Company expects to report increased assets and increased liabilities as a result of recognizing right-of-use assets and lease liabilities on its consolidated balance sheet. The Company was committed to $1.1 million of minimum lease payments under noncancelable operating lease agreements at June 30, 2018.  In addition, the Company leases office and similar use space, also under noncancelable operating lease agreements to unrelated entities within a limited number of its real estate locations.  At June 30, 2018, the Company expects to receive approximately $1.0 million of minimum lease payments under those agreements.  The Company does not expect the new guidance will have a material impact to its consolidated statement of income.

___

Standard:  Leases (ASU 2018-10: Codification Improvements to Topic 842, Leases)

Description: The Board has an ongoing project on its agenda about improvements to clarify the Codification or to correct unintended application of guidance related to ASU 2016-02. Those items generally are not expected to have a significant effect on current accounting practice or create a significant administrative cost for most entities. The amendments in this Update are of a similar nature to the items typically addressed in the Codification improvements project. However, the Board decided to issue a separate Update for the improvements related to Update 2016-02 to increase stakeholders’ awareness of the amendments and to expedite the improvements.

Required Date of Implementation: January 1, 2019 (early adoption permitted)

Effect on Consolidated Financial Statements:  See comments, above, related to the adoption of ASU 2016-02

___

Standard:  Premium Amortization on Purchased Callable Debt Securities (ASU 2017-08: Receivables—Nonrefundable Fees and Other Costs [Subtopic 310-20]: Premium Amortization on Purchased Callable Debt Securities)

Description:  The amended guidance requires the premium on callable debt securities to be amortized to the earliest call date.  The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.

Required Date of Implementation:  January 1, 2019 (early adoption permitted)

Effect on Consolidated Financial Statements:  The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company does not expect the guidance to have a material impact on its consolidated financial statements.

____

Standard:  Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07: Compensation - Stock Compensation [Topic 718])

Description:  Consistent with the accounting requirement for employee share-based payment awards, under the new guidance, nonemployee share-based payment awards within the scope of Topic 718 are measured on the grant date at the grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied.  The amendments in this Update affect all entities that enter into share-based payment transactions for acquiring goods and services from nonemployees.

Required Date of Implementation:  January 1, 2019 (early adoption permitted)

Effect on Consolidated Financial Statements:  The amendments should be applied using a prospective transition method. The Company does not expect the guidance will have a material impact on its consolidated financial statements.

____

Standard: Measurement of Credit Losses on Financial Instruments (ASU 2016-13: Financial Instruments—Credit Losses [Topic 326]: Measurement of Credit Losses on Financial Instruments)

Description: The amended guidance replaces the current incurred loss model for determining the allowance for credit losses. The guidance requires financial assets measured at amortized cost to be presented at the net amount expected to be collected.  The allowance for credit losses will represent a valuation account that is deducted from the amortized cost basis of the financial assets to present their net carrying value at the amount expected to be collected. The income statement will reflect the measurement of credit losses for newly recognized financial assets as well as expected increases or decreases of expected credit losses that have taken place during the period. When determining the allowance, expected credit losses over the contractual term of the financial asset(s) (taking into account prepayments) will be estimated considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.  The amended guidance also requires recording an allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination.  The initial allowance for these assets will be added to the purchase price at acquisition rather than being reported as an expense.  Subsequent changes in the allowance will be recorded through the income statement as an expense adjustment.  In addition, the amended guidance requires credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses. The calculation of credit losses for available-for-sale securities will be similar to how it is determined under existing guidance.

Required Date of Implementation:  January 1, 2020 (early adoption permitted as of January 1, 2019)

Effect on Consolidated Financial Statements:  The Company is assessing the new guidance to determine what modifications to existing credit estimation processes may be required.  The Company expects that the new guidance will result in an increase in its allowance for credit losses as a result of considering credit losses over the expected life of its loan and debt securities portfolios.  Increases in the level of allowances will also reflect new requirements to include estimated credit losses on investment securities classified as held-to-maturity, if any.  The Company has formed an Implementation Committee, whose membership includes representatives of senior management, to develop plans that will encompass: (1) internal methodology changes (2) data collection and management activities, (3) internal communication requirements, and (4) estimation of the projected impact of this guidance.  The amount of any change in the allowance for credit losses resulting from the new guidance will ultimately be impacted by the provisions of this guidance as well as by the loan and debt security portfolios composition and asset quality at the adoption date, and economic conditions and forecasts at the time of adoption.

____

Standard:  Simplifying the Test for Goodwill Impairment (ASU 2017-04: Intangibles—Goodwill and Other [Topic 350]: Simplifying the Test for Goodwill Impairment)

Description:  Current guidance requires a two-step approach to determining if recorded goodwill is impaired.  In Step 1, reporting entities must first evaluate whether or not the carrying value of a reporting unit is greater than its fair value . In Step 2, if a reporting unit’s carrying value is greater than its fair value, then the entity should calculate the implied fair value of goodwill. If the carrying value of goodwill is more than the implied fair value, an impairment charge for the difference must be recorded.  The amended guidance eliminates Step 2 from the goodwill impairment test.  Therefore, under the new guidance, if the carrying value of a reporting unit is greater than its fair value, a goodwill impairment charge will be recorded for the difference (up to the carrying value of the recorded goodwill).

Required Date of Implementation: January 1, 2020 (early adoption permitted)

Effect on Consolidated Financial Statements:  The amendments should be applied using a prospective transition method. The Company does not expect the guidance will have a material impact on its consolidated financial statements, unless at some point in the future one of its reporting units were to fail Step 1 of the goodwill impairment test.

____

Standard:  Leases (ASU 2018-11: Codification Improvements to Topic 842, Leases)

Description:  The amendments in this Update provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption consistent with preparers’ requests. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). An entity that elects this additional (and optional) transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The amendments do not change the existing disclosure requirements in Topic 840 (for example, they do not create interim disclosure requirements that entities previously were not required to provide).

The amendments in this Update provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (Topic 606) and both of the following are met:

1.	The timing and pattern of transfer of the nonlease component(s) and associated lease component are the same.
2.	The lease component, if accounted for separately, would be classified as an operating lease.

If the nonlease component or components associated with the lease component are the predominant component of the combined component, an entity is required to account for the combined component in accordance with Topic 606. Otherwise, the entity must account for the combined component as an operating lease in accordance with Topic 842.

An entity electing this practical expedient (including an entity that accounts for the combined component entirely in Topic 606) is required to disclose the following by class of underlying asset:

1.	The fact that it elected the expedient
2.	Which class(es) of underlying asset the lessor made the election to
3.

The nature of (a) the lease component and nonlease component(s) that were combined as a result of applying the   practical expedient and (b) any nonlease components that were not eligible for the practical expedient and, thus, not combined

4.	The Topic the entity applies to the combined component (Topic 606 or Topic 842).

Required Date of Implementation: January 1, 2019 (early adoption permitted)

Effect on Consolidated Financial Statements:  See comments, above, related to the adoption of ASU 2016-02

Note 3:   Earnings per Common Share

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Net income available to common shareholders is net income to Pathfinder Bancorp, Inc. less the total of preferred dividends declared, if any. Diluted earnings per share include the potential dilutive effect that could occur upon the assumed exercise of issued stock options using the Treasury Stock method.  Anti-dilutive stock options, not included in the computation below, were -0- for the three and six months ended June 30, 2018 and were -0- for the three months ended June 30, 2017 and 46,131 for the six months ended June 30, 2017.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released to plan participants.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except per share data)	2018	2017	2018	2017
Basic Earnings Per Common Share
Net income available to common shareholders	$945	$920	$1,949	$1,720
Weighted average common shares outstanding	4,157	4,074	4,138	4,063
Basic earnings per common share	$0.23	$0.23	$0.47	$0.42

Diluted Earnings Per Common Share
Net income available to common shareholders	$945	$920	$1,949	$1,720
Weighted average common shares outstanding	4,157	4,074	4,138	4,063
Effect of assumed exercise of stock options	99	109	108	105
Diluted weighted average common shares outstanding	4,256	4,183	4,246	4,168
Diluted earnings per common share	$0.22	$0.22	$0.46	$0.41

Note 4:   Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	June 30, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$21,256	$-	$(221)	$21,035
State and political subdivisions	28,659	67	(738)	27,988
Corporate	13,148	158	(301)	13,005
Asset backed securities	10,845	3	(63)	10,785
Residential mortgage-backed - US agency	34,000	21	(988)	33,033
Collateralized mortgage obligations - US agency	60,087	8	(1,975)	58,120
Collateralized mortgage obligations - Private label	20,227	18	(386)	19,859
Total	188,222	275	(4,672)	183,825
Equity investment securities:
Common stock - financial services industry	205	-	-	205
Total	205	-	-	205
Total available-for-sale	$188,427	$275	$(4,672)	$184,030

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$3,982	$-	$(44)	$3,938
State and political subdivisions	5,309	27	(83)	5,253
Corporate	6,306	2	(217)	6,091
Residential mortgage-backed - US agency	3,813	-	(78)	3,735
Collateralized mortgage obligations - US agency	4,341	9	(24)	4,326
Collateralized mortgage obligations - Private label	2,896	16	(11)	2,901
Total held-to-maturity	$26,647	$54	$(457)	$26,244

	December 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$41,489	$1	$(154)	$41,336
State and political subdivisions	13,960	12	(291)	13,681
Corporate	8,584	108	(92)	8,600
Asset backed securities	6,662	12	(30)	6,644
Residential mortgage-backed - US agency	36,214	23	(495)	35,742
Collateralized mortgage obligations - US agency	54,481	-	(1,133)	53,348
Collateralized mortgage obligations - Private label	11,193	62	(203)	11,052
Total	172,583	218	(2,398)	170,403
Equity investment securities:
Common stock - financial services industry	663	72	-	735
Total	663	72	-	735
Total available-for-sale	$173,246	$290	$(2,398)	$171,138

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$4,948	$14	$(14)	$4,948
State and political subdivisions	35,130	641	(311)	35,460
Corporate	8,311	151	(159)	8,303
Residential mortgage-backed - US agency	6,853	53	(10)	6,896
Collateralized mortgage obligations - US agency	7,574	83	(215)	7,442
Collateralized mortgage obligations - Private label	3,380	7	(10)	3,377
Total held-to-maturity	$66,196	$949	$(719)	$66,426

The amortized cost and estimated fair value of debt investments at June 30, 2018 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$8,236	$8,215	$1,211	$1,207
Due after one year through five years	25,042	24,758	6,503	6,474
Due after five years through ten years	18,331	18,081	4,940	4,864
Due after ten years	22,299	21,759	2,943	2,737
Sub-total	73,908	72,813	15,597	15,282
Residential mortgage-backed - US agency	34,000	33,033	3,813	3,735
Collateralized mortgage obligations - US agency	60,087	58,120	4,341	4,326
Collateralized mortgage obligations - Private label	20,227	19,859	2,896	2,901
Totals	$188,222	$183,825	$26,647	$26,244

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	June 30, 2018
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	4	$(206)	$15,031	2	$(15)	$5,984	6	$(221)	$21,015
State and political subdivisions	18	(186)	9,113	15	(552)	10,486	33	(738)	19,599
Corporate	7	(134)	5,062	2	(167)	1,640	9	(301)	6,702
Asset backed securities	5	(63)	5,939	-	-	-	5	(63)	5,939
Residential mortgage-backed - US agency	19	(452)	20,238	9	(536)	10,054	28	(988)	30,292
Collateralized mortgage obligations - US agency	15	(365)	22,610	23	(1,610)	27,986	38	(1,975)	50,596
Collateralized mortgage obligations - Private label	7	(278)	13,833	3	(108)	3,229	10	(386)	17,062
Totals	75	$(1,684)	$91,826	54	$(2,988)	$59,379	129	$(4,672)	$151,205
Held-to-Maturity Portfolio
US Treasury, agencies and GSE's	3	$(20)	$2,963	1	$(24)	$976	4	$(44)	$3,939
State and political subdivisions	5	(8)	1,071	3	(75)	1,986	8	(83)	3,057
Corporate	2	(37)	1,278	1	(180)	2,048	3	(217)	3,326
Residential mortgage-backed - US agency	6	(78)	3,735	-	-	-	6	(78)	3,735
Collateralized mortgage obligations - US agency	2	(24)	2,379	-	-	-	2	(24)	2,379
Collateralized mortgage obligations - Private label	-	-	-	1	(11)	949	1	(11)	949
Totals	18	$(167)	$11,426	6	$(290)	$5,959	24	$(457)	$17,385

	December 31, 2017
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	5	$(105)	$27,359	4	$(49)	$13,957	9	$(154)	$41,316
State and political subdivisions	18	(24)	2,480	12	(267)	5,041	30	(291)	7,521
Corporate	2	(19)	1,791	1	(73)	1,727	3	(92)	3,518
Asset backed securities	2	(17)	3,123	1	(13)	742	3	(30)	3,865
Residential mortgage-backed - US agency	15	(159)	21,551	9	(336)	10,463	24	(495)	32,014
Collateralized mortgage obligations - US agency	14	(195)	23,790	21	(938)	25,395	35	(1,133)	49,185
Collateralized mortgage obligations - Private label	4	(203)	7,439	-	-	-	4	(203)	7,439
Totals	60	$(722)	$87,533	48	$(1,676)	$57,325	108	$(2,398)	$144,858
Held-to-Maturity Portfolio
US Treasury, agencies and GSE's	2	$(2)	$1,990	1	$(12)	$988	3	$(14)	$2,978
State and political subdivisions	8	(55)	5,668	11	(256)	8,644	19	(311)	14,312
Corporate	3	(10)	1,412	1	(149)	2,087	4	(159)	3,499
Residential mortgage-backed - US agency	2	(10)	1,909	-	-	-	2	(10)	1,909
Collateralized mortgage obligations - US agency	2	(215)	4,418	-	-	-	2	(215)	4,418
Collateralized mortgage obligations - Private label	1	(10)	1,119	-	-	-	1	(10)	1,119
Totals	18	$(302)	$16,516	13	$(417)	$11,719	31	$(719)	$28,235

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

Management does not believe any individual unrealized loss in securities within the portfolio as of June 30, 2018 represents OTTI.  At June 30, 2018, the Bank had the following securities, in a loss position for 12 months or more relative to their amortized historical cost, which were deemed to have no credit impairment, thus, the disclosed unrealized losses relate directly to changes in interest rates subsequent to the acquisition of the individual securities.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

•

Fifteen state and political subdivision securities, categorized as available-for-sale, with an aggregate amortized historical cost of $11.0 million and an aggregate market value of $10.5  million (unrealized aggregate loss of $552,000, or 5.27%).  Each of the securities maintains a credit rating established by one or more nationally-recognized statistical rating organization (“NRSRO”) that is well above the minimum investment grade and, therefore, no credit-related OTTI is deemed to be present.

•

Two corporate securities, categorized as available-for-sale, with an aggregate amortized historical cost of $1.8 million and an aggregate market value of $1.6 million (unrealized loss of $167,000, or 10.14%).  The securities maintain credit ratings established by one or more NRSRO that are above the minimum investment grade and, therefore, no credit-related OTTI is deemed to be present.

•

Three privately-issued mortgage-backed securities, categorized as available-for-sale, with an aggregate amortized historical cost of $3.3 million and an aggregate market value of $3.3 million (unrealized loss of $108,000, or 3.35%).  Two of the securities, with aggregate book values of $2.8 million were unrated at the time of their issuance but remain significantly collateralized through subordination. Therefore, no credit-related OTTI is deemed to be present.  The third security, with a book value of $521,000 is rated at the highest investment grade rating by one or more NRSRO and therefore, no credit-related OTTI is deemed to be present.

•

One privately-issued mortgaged-backed security, categorized as held-to-maturity, with an amortized historical cost of $960,000 and a market value of $949,000 (unrealized loss of $11,000, or 1.13%).  This security was unrated at the time of its issuance but remains significantly collateralized through subordination and, therefore, no credit-related OTTI is deemed to be present.

•

Three state and political subdivision securities, categorized as held-to-maturity, with an aggregate amortized historical cost of $2.0 million and an aggregate market value of $2.0 million (unrealized aggregate loss of $75,000, or 3.78%).  Each of the securities maintains a credit rating established by one or more NRSRO that is above the minimum investment grade and, therefore, no credit-related OTTI is deemed to be present.

•

One corporate security, categorized as held-to-maturity, with an amortized historical cost of $2.2 million and a market value of $2.0 million (unrealized aggregate loss of $180,000, or 8.79%).  This security maintains a credit rating established by one or more NRSRO well above the minimum investment grade and, therefore, no credit-related OTTI is deemed to be present.

All other securities with market values less than their amortized historical costs for twelve or more months are issued by United States agencies or government sponsored enterprises and consist of mortgage-backed securities, collateralized mortgage obligations and direct agency financings.  These positions in US government agency and government-sponsored enterprises are deemed to have no credit impairment, thus, the disclosed unrealized losses relate directly to changes in interest rates subsequent to the acquisition of the individual securities.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the length of time the equity security’s fair value has been below the carrying amount. The Company had no equity securities that were impaired at June 30, 2018 or December 31, 2017.

Gross realized gains (losses) on sales of securities for the indicated periods are detailed below:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2018	2017	2018	2017
Realized gains on investments	$133	$70	$160	$148
Realized gains on hedging activity	-	156	-	250
Realized losses on investments	(155)	(91)	(289)	(192)
	$(22)	$135	$(129)	$206

Gains on equity securities	13	-	26	-
	$13	$-	$26	$-

The Company adopted ASU 2017-12: Derivatives and Hedging [Topic 815]: Targeted Improvements to Accounting for Hedging Activities, effective January 1, 2018, in the second quarter of 2018.  The amended guidance within this Update expands and clarifies hedge accounting for nonfinancial and financial risk components, aligns the recognition and presentation of the effects of the hedging instrument and hedged item in the financial statements, and simplifies the requirements for assessing effectiveness in a hedging relationship.  The Company did not have any hedging activities in the first half of 2018 but expects to utilize hedging in the future to improve the management of its risk profiles.  In order to facilitate potential future hedging activities, the Company transferred 52 investment securities with an aggregate amortized cost before transfer of $35.2 million from the held-to-maturity classification to the available-for-sale classification at the date of adoption.

As of June 30, 2018 and December 31, 2017, securities with a fair value of $108.5 million and $113.0 million, respectively, were pledged to collateralize certain municipal deposit relationships.  As of the same dates, securities with a fair value of $25.4 million and $19.9 million were pledged against the Company’s established borrowing arrangements.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, only minimal exposure exists to sub-prime or other high-risk residential mortgages.  With limited exceptions in the Company’s investment portfolio involving the most senior tranches of securitized bonds, the Company is not in the practice of investing in, or originating, these types of investments or loans.

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

The composition of net periodic pension plan and postretirement plan costs for the indicated periods is as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	For the three months ended June 30,				For the six months ended June 30,
(In thousands)	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$-	$-	$-	$-	$-	$-	$-	$-
Interest cost	118	118	6	2	236	237	11	4
Expected return on plan assets	(259)	(236)	-	-	(518)	(473)	-	-
Amortization of prior service credits	-	-	(1)	-	-	-	(2)	-
Amortization of net losses/(gains)	41	39	3	(2)	82	77	6	(4)
Net periodic benefit plan (benefit) cost	$(100)	$(79)	$8	$-	$(200)	$(159)	$15	$-

The Company has made a contribution in the amount of $825,000 to the defined benefit pension plan during the second quarter of 2018.  The Company will evaluate the need for further contributions to the defined benefit pension plan during 2018.  The prepaid pension asset is recorded in other assets on the statement of condition as of June 30, 2018 and December 31, 2017.

Note 6:   Loans

Major classifications of loans at the indicated dates are as follows:

	June 30,	December 31,
(In thousands)	2018	2017
Residential mortgage loans:
1-4 family first-lien residential mortgages	$225,864	$216,793
Construction	3,288	5,558
Total residential mortgage loans	229,152	222,351

Commercial loans:
Real estate	206,960	192,525
Lines of credit	49,314	51,285
Other commercial and industrial	58,742	50,097
Tax exempt loans	9,860	10,405
Total commercial loans	324,876	304,312

Consumer loans:
Home equity and junior liens	26,262	25,935
Other consumer	27,037	28,646
Total consumer loans	53,299	54,581

Total loans	607,327	581,244
Net deferred loan fees	(142)	(413)
Less allowance for loan losses	(7,605)	(7,126)
Loans receivable, net	$599,580	$573,705

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

The Bank acquired $15.6 million and $10.2 million of loans originated by an unrelated financial institution, located outside of the Bank’s market area, in January 2017 and April 2017, respectively.   The acquired loan pools represented a

90% participating interest in a total of 1,231 loans secured by liens on automobiles with maturities ranging primarily from two to six years. These loans are serviced through their respective maturities by the originating financial institution.  As of June 30, 2018 and December 31, 2017 there were 1,000 loans outstanding with a remaining outstanding carrying value of $16.3 million and 1,082 loans outstanding with a remaining outstanding carrying value of $19.6 million, respectively.  Since the acquisition of these loan pools, a total of nine loans had cumulative net charge-offs totaling $79,000 with $34,000 in net charge-offs for the six months ended June 30, 2018.

As of June 30, 2018 and December 31, 2017, residential mortgage loans with a carrying value of $154.1 million and $148.1 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

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
Other consumer

The following tables present the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	As of June 30, 2018
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$221,719	$485	$1,284	$2,376	$225,864
Construction	3,288	-	-	-	3,288
Total residential mortgage loans	225,007	485	1,284	2,376	229,152
Commercial loans:
Real estate	201,733	1,533	1,913	1,781	206,960
Lines of credit	48,941	164	169	40	49,314
Other commercial and industrial	57,411	407	628	296	58,742
Tax exempt loans	9,860	-	-	-	9,860
Total commercial loans	317,945	2,104	2,710	2,117	324,876
Consumer loans:
Home equity and junior liens	25,906	127	140	89	26,262
Other consumer	26,864	161	12	-	27,037
Total consumer loans	52,770	288	152	89	53,299
Total loans	$595,722	$2,877	$4,146	$4,582	$607,327

	As of December 31, 2017
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$211,825	$891	$1,869	$2,208	$216,793
Construction	5,558	-	-	-	5,558
Total residential mortgage loans	217,383	891	1,869	2,208	222,351
Commercial loans:
Real estate	187,073	1,372	2,024	2,056	192,525
Lines of credit	50,507	195	523	60	51,285
Other commercial and industrial	48,738	407	532	420	50,097
Tax exempt loans	10,405	-	-	-	10,405
Total commercial loans	296,723	1,974	3,079	2,536	304,312
Consumer loans:
Home equity and junior liens	25,396	61	304	174	25,935
Other consumer	28,584	55	7	-	28,646
Total consumer loans	53,980	116	311	174	54,581
Total loans	$568,086	$2,981	$5,259	$4,918	$581,244

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

An age analysis of past due loans, not including net deferred loan costs, segregated by portfolio segment and class of loans, as of June 30, 2018 and December 31, 2017, are detailed in the following tables:

	As of June 30, 2018
	30-59 Days	60-89 Days	90 Days
	Past Due	Past Due	and	Total		Total Loans
(In thousands)	And Accruing	And Accruing	Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,095	$87	$2,090	$3,272	$222,592	$225,864
Construction	-	-	-	-	3,288	3,288
Total residential mortgage loans	1,095	87	2,090	3,272	225,880	229,152
Commercial loans:
Real estate	54	387	2,469	2,910	204,050	206,960
Lines of credit	161	17	133	311	49,003	49,314
Other commercial and industrial	100	9	550	659	58,083	58,742
Tax exempt loans	-	238	-	238	9,622	9,860
Total commercial loans	315	651	3,152	4,118	320,758	324,876
Consumer loans:
Home equity and junior liens	55	10	140	205	26,057	26,262
Other consumer	107	64	63	234	26,803	27,037
Total consumer loans	162	74	203	439	52,860	53,299
Total loans	$1,572	$812	$5,445	$7,829	$599,498	$607,327

	As of December 31, 2017
	30-59 Days	60-89 Days	90 Days
	Past Due	Past Due	and	Total		Total Loans
(In thousands)	And Accruing	And Accruing	Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,196	$925	$2,088	$4,209	$212,584	$216,793
Construction	-	-	-	-	5,558	5,558
Total residential mortgage loans	1,196	925	2,088	4,209	218,142	222,351
Commercial loans:
Real estate	720	2,056	1,545	4,321	188,204	192,525
Lines of credit	1,482	31	132	1,645	49,640	51,285
Other commercial and industrial	575	60	766	1,401	48,696	50,097
Tax exempt loans	-	-	-	-	10,405	10,405
Total commercial loans	2,777	2,147	2,443	7,367	296,945	304,312
Consumer loans:
Home equity and junior liens	94	74	300	468	25,467	25,935
Other consumer	192	50	63	305	28,341	28,646
Total consumer loans	286	124	363	773	53,808	54,581
Total loans	$4,259	$3,196	$4,894	$12,349	$568,895	$581,244

Nonaccrual loans, segregated by class of loan, were as follows:

	June 30,	December 31,
(In thousands)	2018	2017
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,090	$2,088
	2,090	2,088
Commercial loans:
Real estate	2,469	1,545
Lines of credit	133	132
Other commercial and industrial	550	766
	3,152	2,443
Consumer loans:
Home equity and junior liens	140	300
Other consumer	63	63
	203	363
Total nonaccrual loans	$5,445	$4,894

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

The Company had no loans that have been modified as TDRs for the three months ended June 30, 2018.

The table below details a loan that has been modified as a TDR for the six months ended June 30, 2018.

	For the six months ended June 30, 2018
(In thousands)	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Additional provision for loan losses
Other commercial and industrial loans	1	$300	$300	$-

The TDR evaluated for impairment for the six months ended June 30, 2018, has been classified as a TDR due to economic concessions granted, which included an extended maturity date that will result in a delay in payment from the original contractual maturity.

The Company had no loans that have been modified as TDRs for the three or six months ended June 30, 2017.

The Company is required to disclose loans that have been modified as TDRs within the previous 12 months in which there was payment default after the restructuring.  The Company defines payment default as any loans 90 days past due on contractual payments.

The Company had no loans that had been modified as TDRs during the twelve months prior to June 30, 2018, which had subsequently defaulted during the six months ended June 30, 2018.

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

Impaired Loans

The following table summarizes impaired loan information by portfolio class at the indicated dates:

	June 30, 2018			December 31, 2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$872	$876	$-	$900	$909	$-
Commercial real estate	2,351	2,405	-	3,314	3,360	-
Commercial lines of credit	162	162	-	507	507	-
Other commercial and industrial	732	733	-	523	524	-
Home equity and junior liens	-	-	-	80	80	-
With an allowance recorded:
1-4 family first-lien residential mortgages	972	972	111	958	958	210
Commercial real estate	2,179	2,179	596	2,186	2,187	320
Commercial lines of credit	47	47	47	40	40	40
Other commercial and industrial	306	306	276	525	525	391
Home equity and junior liens	207	207	141	210	210	142
Total:
1-4 family first-lien residential mortgages	1,844	1,848	111	1,858	1,867	210
Commercial real estate	4,530	4,584	596	5,500	5,547	320
Commercial lines of credit	209	209	47	547	547	40
Other commercial and industrial	1,038	1,039	276	1,048	1,049	391
Home equity and junior liens	207	207	141	290	290	142
Totals	$7,828	$7,887	$1,171	$9,243	$9,300	$1,103

The following table presents the average recorded investment in impaired loans for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
1-4 family first-lien residential mortgages	$1,846	$1,416	$1,850	$1,482
Commercial real estate	4,971	4,508	5,147	4,696
Commercial lines of credit	376	418	433	412
Other commercial and industrial	1,050	984	1,049	997
Home equity and junior liens	208	215	235	305
Total	$8,451	$7,541	$8,714	$7,892

The following table presents the cash basis interest income recognized on impaired loans for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
1-4 family first-lien residential mortgages	$14	$10	$32	$21
Commercial real estate	18	50	66	95
Commercial lines of credit	10	7	21	13
Other commercial and industrial	13	6	19	13
Home equity and junior liens	3	3	6	4
Total	$58	$76	$144	$146

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

	For the three months ended June 30, 2018
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$751	$-	$3,895	$719	$1,309
Charge-offs	(74)	-	-	(50)	(48)
Recoveries	-	-	-	66	-
Provisions (credits)	45	-	246	(4)	10
Ending balance	$722	$-	$4,141	$731	$1,271
Ending balance: related to loans individually evaluated for impairment	111	-	596	47	276
Ending balance: related to loans collectively evaluated for impairment	$611	$-	$3,545	$684	$995
Loans receivables:
Ending balance	$225,864	$3,288	$206,960	$49,314	$58,742
Ending balance: individually evaluated for impairment	1,844	-	4,530	209	1,038
Ending balance: collectively evaluated for impairment	$224,020	$3,288	$202,430	$49,105	$57,704

		Home equity	Other
	Tax exempt	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$507	$260	$9	$7,451
Charge-offs	-	-	(48)	-	(220)
Recoveries	-	1	10	-	77
Provisions (credits)	-	(74)	69	5	297
Ending balance	$1	$434	$291	$14	$7,605
Ending balance: related to loans individually evaluated for impairment	-	141	-	-	1,171
Ending balance: related to loans collectively evaluated for impairment	$1	$293	$291	$14	$6,434
Loans receivables:
Ending balance	$9,860	$26,262	$27,037		$607,327
Ending balance: individually evaluated for impairment	-	207	-		7,828
Ending balance: collectively evaluated for impairment	$9,860	$26,055	$27,037		$599,499

	For the six months ended June 30, 2018
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$865	$-	$3,589	$735	$1,214
Charge-offs	(192)	-	-	(50)	(171)
Recoveries	20	-	-	66	-
Provisions (credits)	29	-	552	(20)	228
Ending balance	$722	$-	$4,141	$731	$1,271

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$514	$208	$-	$7,126
Charge-offs	-	(17)	(111)	-	(541)
Recoveries	-	1	23	-	110
Provisions (credits)	-	(64)	171	14	910
Ending balance	$1	$434	$291	$14	$7,605

	For the three months ended June 30, 2017
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$943	$-	$2,532	$365	$1,480
Charge-offs	(143)	-	-	-	(1)
Recoveries	-	-	-	-	13
Provisions	13	-	272	8	119
Ending balance	$813	$-	$2,804	$373	$1,611
Ending balance: related to loans individually evaluated for impairment	193	-	-	7	376
Ending balance: related to loans collectively evaluated for impairment	$620	$-	$2,804	$366	$1,235
Loans receivables:
Ending balance	$204,117	$6,640	$175,737	$21,132	$74,375
Ending balance: individually evaluated for impairment	1,220	-	4,474	421	967
Ending balance: collectively evaluated for impairment	$202,897	$6,640	$171,263	$20,711	$73,408

		Home equity	Other
	Tax exempt	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$509	$133	$1	$5,964
Charge-offs	-	-	(8)	-	(152)
Recoveries	-	1	9	-	23
Provisions (credits)	-	(17)	29	(1)	423
Ending balance	$1	$493	$163	$-	$6,258
Ending balance: related to loans individually evaluated for impairment	-	142	-	-	718
Ending balance: related to loans collectively evaluated for impairment	$1	$351	$163	$-	5,540
Loans receivables:
Ending balance	$11,446	$25,257	$30,497		$549,201
Ending balance: individually evaluated for impairment	-	214	-		7,296
Ending balance: collectively evaluated for impairment	$11,446	$25,043	$30,497		$541,905

	For the six months ended June 30, 2017
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$759	$-	$2,935	$397	$1,658
Charge-offs	(156)	-	(505)	(53)	(17)
Recoveries	1	-	-	-	15
Provisions (credits)	209	-	374	29	(45)
Ending balance	$813	$-	$2,804	$373	$1,611

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$331	$166	$-	$6,247
Charge-offs	-	(69)	(40)	-	(840)
Recoveries	-	1	22	-	39
Provisions	-	230	15	-	812
Ending balance	$1	$493	$163	$-	$6,258

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

The allocation of the allowance for loan losses summarized on the basis of the Company’s calculation methodology was as follows:

	June 30, 2018
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$111	$-	$596	$47	$276
Historical loss rate	111	-	86	24	17
Qualitative factors	500	-	3,459	660	978
Total	$722	$-	$4,141	$731	$1,271

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$141	$-	$-	$1,171
Historical loss rate	-	24	112	-	374
Qualitative factors	1	269	179	-	6,046
Other	-	-	-	14	14
Total	$1	$434	$291	$14	$7,605

	June 30, 2017
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$193	$-	$-	$7	$376
Historical loss rate	75	-	105	39	24
Qualitative factors	545	-	2,699	327	1,211
Total	$813	$-	$2,804	$373	$1,611

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$142	$-	$-	$718
Historical loss rate	-	50	29	-	322
Qualitative factors	1	301	134	-	5,218
Total	$1	$493	$163	$-	$6,258

Note 8:   Foreclosed Real Estate

The Company is required to disclose the carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession of the property at each reporting period.

(Dollars in thousands)	Number of properties	June 30, 2018	Number of properties	December 31, 2017
Foreclosed residential real estate	4	$97	5	$468

At June 30, 2018, the Company reported $1.3 million in residential real estate loans in the process of foreclosure.

Note 9:   Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risks involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  The Company had $1.8 million of standby letters of credit as of June 30, 2018.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.   The fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	June 30, 2018
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$21,035	$-	$21,035
State and political subdivisions	-	27,988	-	27,988
Corporate	-	13,005	-	13,005
Asset backed securities	-	10,785	-	10,785
Residential mortgage-backed - US agency	-	33,033	-	33,033
Collateralized mortgage obligations - US agency	-	58,120	-	58,120
Collateralized mortgage obligations - Private label	-	19,859	-	19,859
Equity investment securities:
Common stock - Financial services industry	-	205		205
Total available-for-sale securities	$-	$184,030	$-	$184,030

Marketable equity securities	$-	$541	$-	$541

	December 31, 2017
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$41,336	$-	$41,336
State and political subdivisions	-	13,681	-	13,681
Corporate	-	8,600	-	8,600
Asset backed securities	-	6,644	-	6,644
Residential mortgage-backed - US agency	-	35,742	-	35,742
Collateralized mortgage obligations - US agency	-	53,348	-	53,348
Collateralized mortgage obligations - Private label	-	11,052	-	11,052
Equity investment securities:
Common stock - Financial services industry	-	220	515	735
Total available-for-sale securities	$-	$170,623	$515	$171,138

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company's investments that are categorized within Level 3 of the fair value hierarchy at the indicated dates:

(In thousands)	At December 31, 2017
Investment Type	Fair Value	Valuation Techniques	Unobservable Input	Weight
Common Stock - Financial Services Industry	$515	Inputs to comparables	Weight ascribed to comparable companies	100%

Pathfinder Bank had the following assets measured at fair value on a nonrecurring basis as of June 30, 2018 and December 31, 2017:

		June 30, 2018
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$1,832	$1,832
Foreclosed real estate	$-	$-	$61	$61

		December 31, 2017
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$4,887	$4,887
Foreclosed real estate	$-	$-	$434	$434

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at the indicated dates.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At June 30, 2018
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

The Company owns a small percentage of the common stock of a single, otherwise unaffiliated, financial institution with a fair market value of $541,000 at June 30, 2018.  This financial institution had been recently formed, was relatively limited in the scope of its business activities, and was relatively small in asset size at the time the shares of common stock were initially acquired by the Company.  The shares of this financial institution are not, and have never been, listed on any public stock exchange.  Through December 31, 2017, the Company determined the fair market value of these shares using Level 3 methodologies.  The relatively unique characteristics of the institution precluded the use of significant inputs and value drivers observable in active markets through that date.  During the three months ended March 31, 2018, the Company’s management reevaluated the fair value methodology it had previously used with respect to this investment and determined that the institution’s increased size and current business activities had become reasonably comparable over time with applicable peer institutions.   Consequently, relevant significant inputs and value drivers observable in active markets were deemed to be present and available beginning with the three months ended March 31, 2018.  Accordingly, the Company transferred this asset from Level 3 to Level 2 at March 31, 2018 for purposes of the accompanying fair value disclosure. The investment was valued using Level 2 methodologies at June 30, 2018 and it is expected to be valued using Level 2 methodologies prospectively.  There have been no transfers of assets into or out of any fair value measurement during the three months ended June 30, 2018.

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

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		June 30, 2018		December 31, 2017
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$36,740	$36,740	$21,991	$21,991
Investment securities - available-for-sale	2	184,030	184,030	170,623	170,623
Investment securities - available-for-sale	3	-	-	515	515
Investment securities - marketable equity	2	541	541	-	-
Investment securities - held-to-maturity	2	26,647	26,244	66,196	66,426
Federal Home Loan Bank stock	2	4,388	4,388	3,855	3,855
Net loans	3	599,580	587,127	573,705	570,439
Accrued interest receivable	1	2,725	2,725	3,047	3,047

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$507,549	$507,549	$510,176	$510,176
Time Deposits	2	225,620	223,874	213,427	212,453
Borrowings	2	84,103	83,704	73,888	73,575
Subordinated loans	2	15,076	14,793	15,059	14,953
Accrued interest payable	1	255	255	186	186

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

The capital gain income and the additional recognized tax benefits derived from these transactions during the three months ended June 30, 2017, were partially offset by an additional $137,000 in after-tax interest expense on borrowings derived from additional pre-tax interest expense on those borrowings of $222,000 that reduced pretax net interest margin by that amount in the three-month period.  The capital gain income and the additional recognized tax benefits derived from these transactions were partially offset by an additional $266,000 in after-tax interest expense on borrowings derived from additional pre-tax interest expense on borrowings of $430,000 that reduced pretax net interest margin by that amount in the six-month period.  In total, after-tax net income increased by $79,000 and $80,000 for the three and six months ended June 30, 2017, respectively, as a result of these hedging transactions. The Company did not have any hedging activities in the first half of 2018.

The Company adopted ASU 2017-12: Derivatives and Hedging [Topic 815]: Targeted Improvements to Accounting for Hedging Activities, effective January 1, 2018, in the second quarter of 2018.  The amended guidance within this Update expands and clarifies hedge accounting for nonfinancial and financial risk components, aligns the recognition and presentation of the effects of the hedging instrument and hedged item in the financial statements, and simplifies the requirements for assessing effectiveness in a hedging relationship.  The Company did not have any hedging activities in the first half of 2018 but expects to utilize hedging in the future to improve the management of its risk profiles.  In order to facilitate potential future hedging activities, the Company transferred 52 investment securities with an aggregate amortized cost before transfer of $35.2 million from the held-to-maturity classification to the available-for-sale classification at the date of adoption.

Note 12:   Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) (“AOCI”), net of tax, for the periods indicated are summarized in the table below.

	For the three months ended June 30, 2018
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available- for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(2,188)	$(2,410)	$(414)	$(5,012)
Other comprehensive income before reclassifications	-	(854)	347	(507)
Amounts reclassified from AOCI	32	16	-	48
Ending balance	$(2,156)	$(3,248)	$(67)	$(5,471)

	For the three months ended June 30, 2017
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available- for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(1,490)	$(1,275)	$(442)	$(3,207)
Other comprehensive income before reclassifications	-	832	13	845
Amounts reclassified from AOCI	22	(80)	-	(58)
Ending balance	$(1,468)	$(523)	$(429)	$(2,420)

	For the six months ended June 30, 2018
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available- for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(2,220)	$(1,558)	$(430)	$(4,208)
Other comprehensive income before reclassifications	-	(1,848)	120	(1,728)
Amounts reclassified from AOCI	64	95	-	159
Cumulative effect of change in measurement of equity securities (1)	-	(53)	-	(53)
Cumulative effect of change in investment securities transfer (2)	-	116	243	359
Ending balance	$(2,156)	$(3,248)	$(67)	$(5,471)

(1)

Cumulative effect of unrealized gain on marketable equity securities based on the adoption of ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities.

(2)

Cumulative effect of unrealized gains on the transfer of 52 investment securities from held-to-maturity classification to available-for-sale classification based on the adoption of ASU 2017-12: Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.

	For the six months ended June 30, 2017
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available- for-Sale Securities	Securities reclassified from AFS to HTM	Total
Beginning balance	$(1,513)	$(1,845)	$(464)	$(3,822)
Other comprehensive income before reclassifications	-	1,445	35	1,480
Amounts reclassified from AOCI	45	(123)	-	(78)
Ending balance	$(1,468)	$(523)	$(429)	$(2,420)

The following table presents the amounts reclassified out of each component of AOCI for the indicated period:

	Amount Reclassified			Amount Reclassified
	from AOCI (1)			from AOCI[1]
	(Unaudited)			(Unaudited)
(In thousands)	For the three months ended			For the six months ended
Details about AOCI (1) components	June 30, 2018	June 30, 2017	Affected Line Item in the Statement of Income	June 30, 2018	June 30, 2017
Retirement plan items
Retirement plan net losses recognized in plan expenses (2)	$(43)	$(37)	Salaries and employee benefits	$(86)	$(73)
Tax effect	11	15	Provision for income taxes	22	28
	$(32)	$(22)	Net Income	$(64)	$(45)

Available-for-sale securities
Realized gain on sale of securities	$(22)	$135	Net gains on sales and redemptions of investment securities	$(129)	$206
Tax effect	6	(55)	Provision for income taxes	34	(83)
	$(16)	$80	Net Income	$(95)	$123

(1) Amounts in parentheses indicates debits in net income.

(2) These items are included in net periodic pension cost.

      See Note 5 for additional information.

Note 13: Noninterest Income

The Company adopted the revenue recognition guidance effective January 1, 2018, and applied the new accounting guidance using a modified retrospective approach for reporting purposes.  A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance.

The Company recognizes revenue as it is earned.  The adoption of ASU 2014-09 required that credit card interchange revenue be presented net of rewards expense in noninterest income.  For the three months ended June 30, 2018 and 2017, the Company recognized credit cards reward program expense as a reduction of noninterest income in the amounts of $24,000 and $13,000, respectively.  For the six months ended June 30, 2018 and 2017, the Company recognized credit cards reward program expense as a reduction of noninterest income in the amounts of $38,000 and $39,000, respectively.

The Company has included the following table regarding the Company’s noninterest income for the periods presented.

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2018	2017	2018	2017
Service fees
Insufficient funds fees	$200	$205	$400	$394
Deposit related fees	48	44	99	95
ATM fees	25	25	48	48
Total service fees	273	274	547	537
Fee Income
Insurance commissions	234	234	460	451
Investment services revenue	83	65	149	146
ATM fees surcharge	61	60	106	106
Banking house rents collected	36	31	66	55
Total fee income	414	390	781	758
Card income
Debit card interchange fees	148	147	291	268
Merchant card fees	20	12	33	25
Total card income	168	159	324	293
Mortgage fee income and realized gain on sale of loans and foreclosed real estate
Loan servicing fees	42	32	83	68
Net gains (losses) on sales of loans and foreclosed real estate	13	(21)	16	(45)
Total mortgage fee income and realized gain on sale of loans and foreclosed real estate	55	11	99	23
Total	910	834	1,751	1,611
Earnings and gain on bank owned life insurance	108	62	181	133
Net (losses) gains on sales and redemptions of investment securities	(22)	135	(129)	206
Gains on equity securities	13	-	26	-
Other miscellaneous income	15	19	90	37
Total noninterest income	$1,024	$1,050	$1,919	$1,987

The following is a discussion of key revenues within the scope of the new revenue guidance:

•

Service fees – Revenue is earned through insufficient funds fees, customer initiated activities or passage of time for deposit related fees, and ATM service fees. Transaction-based fees are recognized as the time the transaction is executed, which is the same time the Company’s performance obligation is satisfied.  Account maintenance fees are earned over the course of the month as the monthly maintenance performance obligation to the customer is satisfied.

•

Fee income – Revenue is earned through commissions on insurance, investment products and investment advisory services, ATM surcharge fees, and banking house rents collected.  The Company earns investment advisory services fee income by providing investment management services to customers under investment management contracts.  As investment management services are provided over time, the performance obligation to customers is satisfied over time, and therefore, revenue is recognized over time.

•

Card income – Card income consists of interchange fees from consumer debit card networks and other related services.  Interchange rates are set by the card networks.  Interchange fees are based on purchase volumes and other factors and are recognized as transactions occur.

•

Mortgage fee income and realized gain on sale of loans and foreclosed real estate – Revenue from mortgage fee income and realized gain on sale of loans and foreclosed real estate is earned through the origination of residential and commercial mortgage loans, sales of one-to-four family residential mortgage loans and sales of foreclosed real estate, and is earned as the individual transactions occur.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

General

The Company is a Maryland corporation headquartered in Oswego, New York.  The Company is 100% owned by public shareholders.  The primary business of the Company is its investment in Pathfinder Bank (the "Bank"), a New York State chartered commercial bank, which is 100% owned by the Company.  The Bank has two wholly owned operating subsidiaries, Pathfinder Risk Management Company, Inc. (“PRMC”) and Whispering Oaks Development Corp. All significant inter-company accounts and activity have been eliminated in consolidation.  Although the Company owns, through its subsidiary PRMC, 51% of the membership interest in FitzGibbons Agency, LLC (“Agency”), the Company is required to consolidate 100% of FitzGibbons within the consolidated financial statements.  The 49% of which the Company does not own is accounted for separately as noncontrolling interests within the consolidated financial statements.  At June 30, 2018, the Company and subsidiaries had total consolidated assets of $903.5 million, total consolidated liabilities of $840.6 million and shareholders' equity of $62.6 million plus noncontrolling interest of $252,000, which represents the 49% of FitzGibbons not owned by the Company.

The following discussion reviews the Company's financial condition at June 30, 2018 and the results of operations for the three and six month periods ended June 30, 2018 and 2017. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Deferred income tax assets and liabilities are determined using the liability method.  Under this method, the net deferred tax asset or liability is recognized for the future tax consequences.  This is attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating and capital loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  If current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established.  The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.  No valuation allowances were maintained at June 30, 2018 and December 31, 2017.  The Tax Cuts and Jobs Act of 2017 (“Tax Act”), which was effective on January 1, 2018, reduced the Company’s corporate federal tax rate from 34% to 21%, starting on that date, and affected the valuation of its net deferred tax assets calculated under GAAP, at December 31, 2017. The Company’s effective tax rate differs from the federal statutory tax rate due primarily to tax-exempt income from specific types of investment securities and loans, and bank owned life insurance.  The Company’s effective New York State tax rate differs from the state statutory tax rate of 6.5% due primarily to state tax-exempt income that can now be calculated under a newly-available modification of the state’s tax laws.  This modification allows the Company to exclude up to 50% of interest income derived from qualified lending activities within the State from its state taxable income.  The exclusion of this substantial portion of interest income from the Company’s New York State tax calculation significantly reduces the Company’s state income-based tax to a level where only immaterial capital-based or minimum franchise taxes apply.

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

The Company carries all of its available-for-sale investments at fair value with any unrealized gains or losses reported, net of tax, as an adjustment to shareholders' equity and included in accumulated other comprehensive income (loss), except for the credit-related portion of debt securities impairment losses and OTTI of equity securities which are charged to earnings.  The Company's ability to fully realize the value of its investments in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.  In evaluating the debt securities (both available-for-sale and held-to-maturity) portfolio for other-than-temporary impairment losses, management considers (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) if the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. When the fair value of a held-to-maturity or available-for-sale security is less than its amortized cost basis, an assessment is made as to whether OTTI is present.  The Company considers numerous factors when determining whether a potential OTTI exists and the period over which the debt security is expected to recover.  The principal factors considered are (1) the length of time and the extent to which the fair value has been less than the amortized cost basis, (2) the financial condition of the issue and (guarantor, if any) and adverse conditions specifically related to the security, industry or geographic area, (3) failure of the issuer of the security to make scheduled interest or principal payments, (4) any changes to the rating of the security by a NRSRO, and (5) the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies.

The estimation of fair value is significant to several of our assets; including loans, available-for-sale and marketable equity investment securities, intangible assets, foreclosed real estate, and the value of loan collateral when valuing impaired loans.  These are all recorded at either fair value, or the lower of cost or fair value. Fair values are determined based on third party sources, when available.  Furthermore, accounting principles generally accepted in the United States require disclosure of the fair value of financial instruments as a part of the notes to the annual audited consolidated financial statements.  Fair values on our available-for-sale securities may be influenced by a number of factors; including market interest rates, prepayment speeds, discount rates, and the shape of yield curves.

Fair values for securities available-for-sale are obtained from unaffiliated third party pricing services.  Where available, fair values are based on quoted prices on a nationally recognized securities exchange.  If quoted prices are not available, fair values are measured using quoted market prices for similar benchmark securities. Management made no adjustments to the fair value quotes that were provided by the pricing sources. Fair values for marketable equity securities are based on quoted prices on a nationally recognized securities exchange for similar benchmark securities.  The fair values of foreclosed real estate and the underlying collateral value of impaired loans are typically determined based on evaluations by third parties, less estimated costs to sell.  When necessary, appraisals are updated to reflect changes in market conditions. On January 1, 2018, the Company adopted Accounting Standards Update (ASU) 2016-01: Financial Instruments – Overall [Subtopic 825-10]: Recognition and Measurement of Financial Assets and Financial Liabilities.  The ASU requires the use of exit pricing in disclosures related to the fair value of financial instruments.  Accordingly, at June 30, 2018, the financial assets and liabilities of the Company were valued at a price that represents the Company’s exit price or the price at which these instruments would be sold or transferred. The adoption of the ASU did not materially affect the fair value evaluations of the financial assets and financial liabilities of the Company at the adoption date. Further information on the estimation of fair values can be found in Note 22 to the consolidated annual financial statements.

Management performs an evaluation of our goodwill for possible impairment of the recorded value of goodwill for each of our reporting units at fiscal each year end or if events or circumstances warrant an evaluation. Based on the results of the December 31, 2017 evaluation, management has determined that the carrying value of goodwill was not impaired as of that date. No events or circumstances arose during the six months ended June 30, 2018 to adversely affect the Company’s recorded goodwill. The evaluation approach is described in Note 10 of the consolidated annual financial statements.

Recent Events

On June 29, 2018, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.06 per common share.  The dividend is payable on August 10, 2018 to shareholders of record on July 20, 2018.

Overview and Results of Operations

The following represents the significant highlights of the Company’s operating results between the second quarter of 2018 and the second quarter of 2017.

•	Net income increased $25,000, or 2.7%, to $945,000.
•	Basic and diluted earnings per share each remained unchanged at $0.23 and $0.22 per share, respectively.
•	Return on average assets decreased three basis points to 0.43% as the increase in average assets outpaced the increase in net income.

•

Net interest income, after provision for loan losses, increased $1.0 million, or 19.6% to $6.2 million.  This increase in earnings was primarily due to the increase in average balances of interest-earning assets and an increase in the average yield earned on those assets of 34 basis points.

•	Net interest margin increased by 14 basis points to 3.07%, primarily as a result of a 34 basis point increase in the average yield earned on interest-earning assets.
•

The effective income tax rate decreased 7.0% to 14.3% for the three months ended June 30, 2018 as compared to 21.3% for the same three month period in 2017.  This eduction in the effective tax rate was primarily the result of the combined effects of the Tax Act and changes to the New York State tax code that became effective on January 1, 2018.

The following represents significant highlights of the Company’s operating results between the first six months of 2018 and the first six months of 2017.

•Net income improved by $229,000, or 13.3%, to $1.9 million.

•Basic and diluted earnings per share each improved by $0.05 to $0.47 and $0.46 per share, respectively.

•	Return on average assets increased by one basis point to 0.44% as the increase in the Company’s net income slightly outpaced the increase in average assets.
•

Net interest income, after provision for loan losses, increased by $1.7 million, or 16.4%, to $12.0 million.  This increase in earnings was primarily due to the increase in average balances of interest earning assets, accompanied by an increase in the yield earned on interest-earning assets.

•	Net interest margin increased by 10 basis points to 3.05%, primarily as a result of a 25 basis point increase in average yields earned on investments and loans in aggregate.
•

The effective income tax rate decreased 7.5% to 15.1% for the six months ended June 30, 2018 as compared to 22.6% for the same six month period in 2017.  This reduction in the effective tax rate was primarily the result of the combined effects of the Tax Act and changes to the New York State tax code that became effective on January 1, 2018.

The following reflects the significant changes in financial condition between the periods of December 31, 2017 and June 30, 2018.  In addition, the following reflects significant changes in asset quality metrics between June 30, 2017 and June 30, 2018.

•

Total assets increased $22.2 million, or 2.5% to $903.5 million at June 30, 2018, as compared to December 31, 2017, primarily due to increases in loans and cash and cash equivalents partially offset by a decrease in investment securities.  These increases were funded largely by increases in long-term borrowing from the FHLB and increases in deposits, including brokered deposits, as well as the cash flow from the sale and maturity of investment securities.

•

Asset quality metrics remained stable in comparison to recent reporting periods and are comparable to peer group averages. The Company’s consistent asset quality metrics are reflective of its disciplined risk management process, along with the relative economic stability of its Central New York State market area. During the first quarter of 2018, a single commercial real estate loan with an outstanding balance of $1.7 million was added to nonperforming assets.  This loan currently is expected to be financed with a new borrower and no materially significant additional losses are anticipated beyond the specific reserves previously recorded during the fourth quarter of 2017 and the second quarter of 2018.  Primarily as a result of this addition, nonperforming loans to total loans increased to 0.90% at June 30, 2018, compared to 0.84% at December 31, 2017, and 0.80% at June 30, 2017.  Correspondingly, the ratio of the allowance for loan losses to nonperforming loans for second quarter 2018 was 139.7%, as compared to 145.6% at December 31, 2017 and 142.5% at June 30, 2017. Annualized net loan charge-offs to average loans ratio remained favorable and was 0.14% for the second quarter of 2018, compared to 0.16% for the fourth quarter of 2017 and 0.31% for the second quarter of 2017.

The Company had net income of $945,000 for the three months ended June 30, 2018 compared to net income of $920,000 for the three months ended June 30, 2017.  The $25,000 increase in net income was due primarily to a $1.4 million increase in interest and dividend income, a decrease of $126,000 in provision for loan losses and a $72,000 decrease in income tax expense.  These increases were partially offset by a $1.1 million increase in noninterest expense, a $546,000 increase in interest expense, and a decrease in noninterest income of $26,000.

Net interest income before the provision for loan losses increased $886,000, or 15.9%, to $6.5 million for the three months ended June 30, 2018 as compared to $5.6 million for the same three month period in 2017.  The increase was primarily the result of the increase in average interest-earning asset balances due to increases in average loans, and average taxable and tax-exempt investment securities.  The positive effects of increased average interest-earning assets for the three months ended June 30, 2018, as compared to the same three month period in 2017, were also enhanced by an increase in the average yield of those assets of 34 basis points to 4.05% for the three months ended June 30, 2018 from 3.71% for the same three month period of the previous year. This increase in net interest income was partially offset by an increase in the average balance and average cost of interest-bearing liabilities between the year-over-year second quarter periods.

The $26,000, or 2.5%, decrease in noninterest income in the quarter ended June 30, 2018, as compared to the same quarterly period in 2017, was primarily the result of a net decrease of $157,000 in the net gains on the sales and redemptions of investment securities from a gain of $135,000 for the three months ended June 30, 2017 to a net loss of $22,000 for the same quarter in 2018.  The net gains on investment securities during the quarter ended June 30, 2017 were primarily the result of $94,000 in net gains recorded on short-term interest rate hedging activities in that period.  There were no hedging activities of this type in the three months ended June 30, 2018.  During the three months ended June 30, 2018, Company-initiated sales and issuer-initiated redemptions of investment securities in the amount of $11.4 million, generated a net loss of $22,000, or 0.19%.  The investment securities sales were part of the Company’s portfolio optimization and liquidity management strategies. It is the intention of management to reinvest the proceeds of these investment securities transactions into potentially higher yielding interest-earning assets in future periods.

Excluding the effects of the quarter over quarter reduction in gains on the sale of investment securities, all other noninterest income categories increased in the aggregate by $131,000, or 14.3% to $1.0 million in the quarter ended June 30, 2018 as compared with $915,000 in the same quarter of 2017.  This $131,000 quarter over quarter increase in noninterest income, excluding the effects of gains on the sales and redemptions of investment securities, was due primarily to increases of $46,000 in earnings and gains on bank owned life insurance, $34,000 net gains on sales of loans and foreclosed real estate, and $28,000 in other charges, commissions and fees.The $26,000 decrease in noninterest income in the quarter ended June 30, 2018, as compared to the same quarterly period in 2017, was primarily the result of a decrease of $157,000 in gains on the sales and redemptions of investment securities.  Absent the effects of the quarter over quarter reduction in gains on the sale of investment securities, all other noninterest income categories increased by $131,000, or 14.3% to $1.0 million in the quarter ended June 30, 2018 as compared with $915,000 in the same quarter of 2017.

The $1.1 million increase in noninterest expense in the quarter ended June 30, 2018, as compared to the same quarterly period in 2017, was due primarily to an increase of $610,000, or 21.6%, in salaries and employee benefits expense that reflected an increase in staffing levels intended to meet increased loan demand and to better serve customers and potential customers as the Bank’s operations continue to expand primarily into Onondaga County, New York.  In addition, professional and other services increased $186,000, advertising expenses increased $113,000, data processing increased $60,000, and FDIC assessments increased $54,000.  All other noninterest expense categories increased $93,000, or 7.1%, in aggregate during the quarter ended June 30, 2018, as compared to the same three month period in 2017.

The $126,000 decrease in the provision for loan losses in the quarter ended June 30, 2018, as compared with the same quarter of 2017, was primarily due to improvements in the majority of credit quality metrics throughout the loan portfolio.  The ratio of delinquent loans to total loans improved to 1.29% at June 30, 2018 as compared to 2.12% at December 31, 2017 as a result of a decrease in total delinquent loans to $7.8 million at June 30, 2018 as compared to $12.3 million at June 30, 2017.  Partially offsetting the effects of these improvements in credit quality metrics was the increase in the estimable and probable loan losses inherent in the loan portfolio due to increases of $68.4 million, or 12.7%, in average loan balances in the second quarter of 2018 as compared with the same quarter of 2017.

In comparing the year-over-year second quarter periods, the return on average assets decreased three basis points to 0.43% due to the combined effects of the increase in net income (the numerator in the ratio) and the increase in average assets (the denominator in the ratio).  Average assets increased due to increases in average loans, and average taxable and tax-

exempt investment securities of $68.4 million and $8.1 million, respectively, in the second quarter of 2018 as compared to the same quarter of 2017.  Average interest-bearing deposits increased $56.4 million in the second quarter of 2018, as compared with the same quarter in 2017, due to increased brokered and consumer deposits, and increased commercial deposits resulting in part from new loan account relationships, particularly in Onondaga County. These increases in average deposits were partially offset by decreases in municipal deposits that are considered to be seasonal in nature.

The Company had net income of $1.9 million for the six months ended June 30, 2018 compared to net income of $1.7 million for the six months ended June 30, 2017.  The $229,000 increase in net income available to common shareholders was due primarily to a $2.8 million increase in interest and dividend income, and a $135,000 decrease in income tax expense, partially offset by an increase of $1.6 million in noninterest expense, a $989,000 increase in interest expense, an increase of $98,000 in provision for loan losses, and a $68,000 decrease in noninterest income.

Net interest income before the provision for loan losses increased $1.8 million, or 16.1%, to $12.9 million for the six months ended June 30, 2018 as compared to the same six month period in the previous year.  The increase was a result of the increase in average balances on loans and taxable investment securities and an increase in the average yield earned on those balances, partially offset by an increase in the average balance and average cost of interest-bearing liabilities between the year-over-year six month periods.

The $68,000, or 3.4% decrease in noninterest income in the six months ended June 30, 2018, as compared to the same six month period in 2017, was primarily the result of a net decrease of $335,000 in the net gains on the sales and redemptions of investment securities from a gain of $206,000 for the six months ended June 30, 2017 to a net loss of $129,000 for the same six month period in 2018.  The net gains on investment securities during the six months ended June 30, 2017 were primarily the result of $250,000 in net gains recorded on short-term interest rate hedging activities in that period. There were no hedging activities of this type in the six months ended June 30, 2018.  During the six months ended June 30, 2018, Company-initiated sales and issuer-initiated redemptions of investment securities in the amount of $29.2 million, generated a net loss of $129,000, or 0.44%.  The investment securities sales were part of the Company’s portfolio optimization and liquidity management strategies. It is the intention of management to reinvest the proceeds of these investment securities transactions into potentially higher yielding interest-earning assets in future periods.

Excluding the effects of the period over period reduction in gains on the sale of investment securities, all other noninterest income categories increased in the aggregate by $267,000, or 15.0% to $2.0 million in the six months ended June 30, 2018 as compared with $1.8 million in the same six month period of 2017.  This $267,000 period over period increase in noninterest income, excluding the effects of gains on the sales and redemptions of investment securities, was due primarily to increases of $84,000 in other charges, commissions and fees, $61,000 net gains on sales of loans and foreclosed real estate, and $48,000 in earnings and gains on bank owned life insurance.

The $1.6 million increase in noninterest expense was due primarily to an increase of $844,000, or 14.9%, in salary and employee benefits expense that reflected in part an increase in staffing levels intended to meet increased loan demand and to better serve customers and potential customers as the Bank’s operations continue to expand into Onondaga County.  In addition, professional and other services expense increased $326,000, advertising expense increased $128,000, FDIC assessments increased $118,000 and data processing expense increased $112,000.  All other noninterest expense categories increased $74,000, or 2.9%, in aggregate for the six month period ended June 30, 2018, as compared to the same six month period in 2017.

For the three months ended June 30, 2018, we recorded $297,000 in provision for loan losses as compared to $423,000 in the same prior year three month period.  This $126,000 decrease in the provision for loan losses was due principally to favorable changes to both the quantitative and environmental factors assigned to the Bank’s loan portfolio in aggregate, partially offset by $68.4 million, or 12.7%, increase in average loan balances in the first three months of 2018 as compared with the same three month period of 2017 and the resultant increase in the estimable and probable loan losses inherent in the loan portfolio.

For the first six months of 2018, we recorded $910,000 in provision for loan losses as compared to $812,000 in the same prior year six month period.  This $98,000 increase in the provision for loan losses was due principally to the $77.5 million, or 14.8%, increase in average loan balances in the first six months of 2018 as compared with the same six month period of 2017 and the resultant increase in the estimable and probable loan losses inherent in the loan portfolio, partially offset by favorable changes to both the quantitative and environmental factors assigned to the Bank’s loan portfolio in aggregate.

Return on average assets increased one basis point to 0.44% between the year-over-year six month periods as the net income increases in the six month period ended June 30, 2018 (the numerator of the ratio) increased by a slightly higher percentage than did total average assets (the denominator of the ratio) during the period.

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

	For the three months ended June 30,
	2018			2017
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$607,286	$7,018	4.62%	$538,926	$5,869	4.36%
Taxable investment securities	186,147	1,232	2.65%	182,489	875	1.92%
Tax-exempt investment securities	33,302	217	2.61%	28,880	312	4.32%
Fed funds sold and interest-earning deposits	15,135	49	1.30%	12,845	28	0.87%
Total interest-earning assets	841,870	8,516	4.05%	763,140	7,084	3.71%
Noninterest-earning assets:
Other assets	55,763			50,724
Allowance for loan losses	(7,544)			(6,062)
Net unrealized losses
on available-for-sale securities	(3,876)			(1,542)
Total assets	$886,213			$806,260
Interest-bearing liabilities:
NOW accounts	$64,157	$27	0.17%	$63,458	$25	0.16%
Money management accounts	13,584	5	0.15%	13,531	6	0.18%
MMDA accounts	250,502	599	0.96%	239,811	317	0.53%
Savings and club accounts	85,892	22	0.10%	85,167	21	0.10%
Time deposits	226,358	913	1.61%	182,099	526	1.16%
Subordinated loans	15,071	210	5.57%	15,036	197	5.24%
Borrowings	65,470	273	1.67%	59,086	411	2.78%
Total interest-bearing liabilities	721,034	2,049	1.14%	658,188	1,503	0.91%
Noninterest-bearing liabilities:
Demand deposits	96,226			82,071
Other liabilities	5,772			5,186
Total liabilities	823,032			745,445
Shareholders' equity	63,181			60,815
Total liabilities & shareholders' equity	$886,213			$806,260
Net interest income		$6,467			$5,581
Net interest rate spread			2.91%			2.80%
Net interest margin			3.07%			2.93%
Ratio of average interest-earning assets
to average interest-bearing liabilities			116.76%			115.95%

	For the six months ended June 30,
	2018			2017
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$600,548	$13,736	4.57%	$523,025	$11,610	4.44%
Taxable investment securities	193,731	2,428	2.51%	175,236	1,681	1.92%
Tax-exempt investment securities	35,564	465	2.62%	30,371	590	3.89%
Fed funds sold and interest-earning deposits	14,412	96	1.33%	22,929	73	0.64%
Total interest-earning assets	844,255	16,725	3.96%	751,561	13,954	3.71%
Noninterest-earning assets:
Other assets	54,540			52,733
Allowance for loan losses	(7,324)			(6,177)
Net unrealized (losses) gains
on available for sale securities	(3,358)			(2,065)
Total assets	$888,113			$796,052
Interest-bearing liabilities:
NOW accounts	$68,100	$52	0.15%	$64,492	$48	0.15%
Money management accounts	14,246	11	0.15%	13,992	14	0.20%
MMDA accounts	252,798	1,072	0.85%	227,420	560	0.49%
Savings and club accounts	83,901	43	0.10%	84,340	41	0.10%
Time deposits	225,223	1,733	1.54%	180,854	997	1.10%
Subordinated loans	15,066	413	5.48%	15,032	390	5.19%
Borrowings	66,981	541	1.62%	63,087	826	2.62%
Total interest-bearing liabilities	726,315	3,865	1.06%	649,217	2,876	0.89%
Noninterest-bearing liabilities:
Demand deposits	92,803			81,724
Other liabilities	5,960			5,031
Total liabilities	825,078			735,972
Shareholders' equity	63,035			60,080
Total liabilities & shareholders' equity	$888,113			$796,052
Net interest income		$12,860			$11,078
Net interest rate spread			2.90%			2.82%
Net interest margin			3.05%			2.95%
Ratio of average interest-earning assets
to average interest-bearing liabilities			116.24%			115.76%

As indicated in the above tables, net interest income, before provision for loan losses, increased $886,000, or 15.9%, to $6.5 million for the three months ended June 30, 2018 as compared to $5.6 million for the same prior year period.  This increase was due principally to the $78.7 million, or 10.3%, increase in the average balance of interest-earning assets, and an increase of 34 basis points on the average interest yield earned on those assets.  These positive factors on net interest income were partially offset by an increase in the average balance of interest-bearing liabilities of $62.8 million, or 9.55%, and an increase of 23 basis points on the average interest rate paid on those liabilities.   In total, net interest margin increased 14 basis points to 3.07% due largely to the increase in yields earned on average interest-earning assets, as noted above.  The following analysis should also be viewed in conjunction with the table below which reports the changes in net interest income attributable to rate and volume.

Interest and dividend income increased $1.4 million, or 20.2%, to $8.5 million for the three months ended June 30, 2018 compared to $7.1 million for the same three month period in 2017.  The increase in interest income was due principally to the increase in average interest-earning assets (primarily loans, and taxable and tax-exempt investment securities) which increased between the year-over-year second quarter periods by 10.2%.  The increase in the average balances of loans reflects the Company’s continued success in its expansion within the greater Syracuse, New York market.  Further supporting the quarter-over-quarter increase in interest income, the average yield on the loans and taxable investment portfolio improved 26 basis points to 4.62% and 73 basis points to 2.65%, respectively.  This increase in the average yield on loans was the result of new loan production being added to the loan portfolio at rates slightly higher than the average rates of the previously existing portfolio.  The increase in the average yield on taxable investment securities was the result of an increase in book yields on adjustable-rate securities and the purchase of new securities, often with longer durations or more credit risk exposure, at rates higher than the average yields of securities within the previously-existing portfolio whose balances continue to be reduced by amortization and maturities.

Interest expense for the three months ended June 30, 2018 increased $546,000, or 36.3%, to $2.0 million when compared to the same prior year period.  Deposit interest expense increased $671,000, or 75.0%, to $1.6 million due to a $56.4 million increase in the average balance of interest-bearing deposits accompanied by a 37 basis point increase in the average annualized rate paid on these deposits to 0.98% for the three months ended June 30, 2018, as compared with the same three month period in 2017. This increase in average rates was primarily due to 45 and 43 basis points increases in the average rates paid on time deposits and money market deposit accounts (“MMDA”), respectively, during the three months ended June 30, 2018 as compared to the same three month period in 2017.  These increases in the average rates paid on time deposits and MMDA deposits reflected the competitive environment for such deposits within the Company’s marketplace as well as a general increase in short-term interest rates nationally. Partially offsetting the increase in interest expense on deposits in the three months ended June 30, 2018, as compared with the same three month period in 2017, was a decrease of $138,000 in interest expense on borrowed funds, primarily due to the Bank’s use of certain interest rate risk hedging strategies in the second quarter of 2017 that added $222,000 to interest expense in the second quarter of that year.  The Bank did not engage in those activities during 2018.

For the six month period ended June 30, 2018, net interest income, before the provision for loan losses, increased $1.8 million, or 16.1%, to $12.9 million compared to $11.1 million for the six months ended June 30, 2017.  Interest and dividend income increased $2.8 million, or 19.9%, to $16.7 million for the six months ended June 30, 2018 from $14.0 million for the same six month period in 2017.  The increase in interest income was due principally to the increase in average balances of loans, and the aggregate balances of taxable and tax-exempt investment securities, which increased 14.8% and 11.5%, respectively, between the year-over-year six month periods.  The increase in the average balances of loans reflects the Company’s continued success in its expansion within the greater Syracuse market.  These increases were also positively affected by the increase in the average yield on loans and taxable investment securities of 13 basis points to 4.57% and 59 basis points to 2.51%, respectively.  This increase in the average yield on loans was the result of new loan production being added to the loan portfolio at rates slightly higher than the average rates of the previously existing portfolio.  The increase in the average yield on taxable investment securities was the result of an increase in book yields on adjustable-rate securities and the purchase of new securities, often with longer durations or more credit risk exposure, at rates higher than the average rates of securities within the previously-existing portfolio whose balances continue to be reduced by amortization, maturities and sales.

Interest expense for the six months ended June 30, 2018 increased $989,000, or 34.4%, to $3.9 million as compared to $2.9 million for the six months ended June 30, 2017.  The increase in interest expense was due principally to the increase in average interest-bearing liabilities of $77.1 million, along with a 17 basis point increase in the average rate paid on these liabilities to 1.06%.  The increase in average rates paid on interest-bearing liabilities was due to a $1.3 million increase in deposit interest expense, partially offset by a $285,000 decrease in interest expense paid on borrowed funds. The average balances of interest-bearing deposits, which include brokered deposits, increased $73.2 million between the year-over-year six month periods.  Deposit interest expense increased 32 basis points to 0.90% for the six months ended June 30, 2018 as compared with the same six month period in 2017.  This increase was primarily due to a 44 and 36 basis point increase in the average rate paid on time deposits and MMDA deposits, respectively, during the six months ended June 30, 2018 as compared to the same time period in 2017.  The increases in rates paid on those deposits reflected the competitive environment for such deposits within the Company’s marketplace and a general increase in short-term interest rates nationally.

The $285,000 decrease in interest expense related to borrowings between the year-over-year six month periods was primarily due to a reduction of $430,000 in pretax interest expense paid that was related to the Bank’s short-term interest rate risk hedging activities in 2017.  This reduction in interest expense paid on borrowings was partially offset by an increase of $145,000 in interest expense related to non-hedge related borrowings. There were no hedging activities in the first six months of 2018.  During the six months of 2017, the Bank paid $430,000 in net interest on a $40 million U.S. Treasury security that it had received from an unrelated entity as collateral for a short term loan.  The U.S. Treasury security was sold by the Bank which placed the Bank in what is commonly referred to as a “short” position with respect to that security.  During the period of time that the Bank was in a short position with respect to the security, short-term interest rates generally rose and the Bank reacquired the security with a realized gain, net of tax benefits, of $346,000.  The $145,000 increase in non-hedge related borrowings interest expense was primarily due to a 36 basis point increase in the average rate paid on non-hedge related borrowings to 1.62% in the six months ended June 30, 2018 from 1.26% in the same six month period of 2017.  This increase in the average rate paid on non-hedge related borrowings was primarily due to a general year-over-year increase in short-term interest rates.

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

	Three months ended June 30,			Six months ended June 30,
	2018 vs. 2017			2018 vs. 2017
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Loans	$775	$374	$1,149	$1,764	$362	$2,126
Taxable investment securities	18	339	357	191	556	747
Tax-exempt investment securities	249	(344)	(95)	222	(347)	(125)
Interest-earning deposits	6	15	21	(75)	98	23
Total interest income	1,048	384	1,432	2,102	669	2,771
Interest Expense:
NOW accounts	-	2	2	3	1	4
Money management accounts	-	(1)	(1)	1	(4)	(3)
MMDA accounts	15	267	282	69	443	512
Savings and club accounts	-	1	1	(1)	3	2
Time deposits	147	240	387	282	454	736
Subordinated loans	-	13	13	1	22	23
Borrowings	250	(388)	(138)	136	(421)	(285)
Total interest expense	412	134	546	491	498	989
Net change in net interest income	$636	$250	$886	$1,611	$171	$1,782

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

Management extensively reviews recent trends in historical losses, qualitative factors and specific reserve needs on loans individually evaluated for impairment in its determination of the adequacy of the allowance for loan losses. We recorded $297,000 in provision for loan losses for the three month period ended June 30, 2018, as compared to $423,000 for the three month period ended June 30, 2017.  The $126,000 decrease in the provision for loan losses was primarily due to favorable changes to both the quantitative and environmental factors deemed to be appropriate for the Bank’s loan portfolio in aggregate, partially offset by the effects of an increase in the estimable and probable loan losses inherent in the loan portfolio that resulted from the $68.4 million, or 12.7%, increase in average loan balances in the second quarter of 2018, as compared with the same quarter of 2017.

For the three months ended June 30, 2018, we recorded $297,000 in provision for loan losses as compared to $423,000 in the same prior year three month period.  This $126,000 decrease in the provision for loan losses was due principally to favorable changes to both the quantitative and environmental factors assigned to the Bank’s loan portfolio in aggregate, partially offset by $68.4 million, or 12.7%, increase in average loan balances in the first three months of 2018 as compared with the same three month period of 2017 and the resultant increase in the estimable and probable loan losses inherent in the loan portfolio.

For the first six months of 2018, we recorded $910,000 in provision for loan losses as compared to $812,000 in the same prior year six month period.  This $98,000 increase in the provision for loan losses was due principally to the $77.5 million, or 14.8%, increase in average loan balances in the first six months of 2018 as compared with the same six month period of 2017 and the resultant increase in the estimable and probable loan losses inherent in the loan portfolio, partially offset by favorable changes to both the quantitative and environmental factors assigned to the Bank’s loan portfolio in aggregate.

The Company measures delinquency based on the amount of past due loans as a percentage of total loans.  The ratio of delinquent loans to total loans decreased to 1.29% at June 30, 2018 as compared to 2.12% at December 31, 2017.  Delinquent loans (numerator) decreased $4.5 million while total loan balances (denominator) increased $26.1 million at June 30, 2018, as compared to December 31, 2017.  The decline in past due loans was primarily driven by a decrease of $2.7 million in loans delinquent 30-59 days and $2.4 million in loans delinquent 60-89, partially offset by an increase of $551,000 in loans delinquent more than 90 days.  At June 30, 2018, there were $7.8 million in loans past due including $1.6 million in loans 30-59 days past due, $812,000 in loans 60-89 days past due and $5.4 million in loans 90 or more days past due.  At December 31, 2017, there were $12.3 million in loans past due, including $4.3 million in loans 30-59 days past due, $3.2 million in loans 60-89 days past due and $4.9 million in loans 90 or more days past due.

The decrease of $4.5 million in total loans past due at June 30, 2018, as compared to December 31, 2017, was primarily due to a decrease of $2.7 million in loans 30-59 days past due and a decrease of $2.4 million in loans 60-89 days past due.  The decrease in loans 30-59 days past due at June 30, 2018 as compared to December 31, 2017 was primarily due to a decrease in the commercial lines of credit that were delinquent 30-59 days.  At December 31, 2017, there were four commercial lines of credit with an outstanding balance of $1.5 million (outstanding loan balances of $600,000, $450,000, $400,000, and $32,000, respectively) that were 30-59 days past due, while at June 30, 2018, there were only two commercial lines of credit with an outstanding balance of $161,000 (outstanding loan amounts of $71,000 and $90,000, respectively) that were 30-59 days past due.   Total loans with delinquent balances 60-89 days past due decreased by $2.4 million in aggregate, primarily as a result of one commercial real estate loan with an outstanding balance of $1.7 million that was 60-89 days delinquent at December 31, 2017 and was over 90 days past due at June 30, 2018.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, including insurance agency commissions, and net gains on sales of securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
(Dollars in thousands)	2018	2017	Change		2018	2017	Change
Service charges on deposit accounts	$273	$274	$(1)	-0.4%	$547	$537	$10	1.9%
Earnings and gain on bank owned life insurance	108	62	46	74.2%	181	133	48	36.1%
Loan servicing fees	42	32	10	31.3%	83	68	15	22.1%
Debit card interchange fees	148	147	1	0.7%	291	268	23	8.6%
Other charges, commissions and fees	449	421	28	6.7%	904	820	84	10.2%
Noninterest income before gains (losses)	1,020	936	84	9.0%	2,006	1,826	180	9.9%
Net (losses) gains on sales and redemptions of investment securities	(22)	135	(157)	-116.3%	(129)	206	(335)	-162.6%
Gains on equity securities	13	-	13	-	26	-	26	-
Net gains (losses) on sales of loans and foreclosed real estate	13	(21)	34	-161.9%	16	(45)	61	-135.6%
Total noninterest income	$1,024	$1,050	$(26)	-2.5%	$1,919	$1,987	$(68)	-3.4%

The $26,000, or 2.5%, decrease in noninterest income in the quarter ended June 30, 2018, as compared to the same quarterly period in 2017, was primarily the result of a net decrease of $157,000 in the net gains on the sales and redemptions of investment securities from a gain of $135,000 for the three months ended June 30, 2017 to a net loss of $22,000 for the same quarter in 2018.  The net gains on investment securities during the quarter ended June 30, 2017 were primarily the result of $94,000 in net gains recorded on short-term interest rate hedging activities in that period.  There were no hedging activities of this type in the three months ended June 30, 2018.  During the three months ended June 30, 2018, Company-initiated sales and issuer-initiated redemptions of investment securities in the amount of $11.4 million, generated a net loss of $22,000, or 0.19%.  The investment securities sales were part of the Company’s portfolio optimization and liquidity management strategies. It is the intention of management to reinvest the proceeds of these investment securities transactions into potentially higher yielding interest-earning assets in future periods.

Excluding the effects of the quarter over quarter reduction in gains on the sale of investment securities, all other noninterest income categories increased in the aggregate by $131,000, or 14.3% to $1.0 million in the quarter ended June 30, 2018 as compared with $915,000 in the same quarter of 2017.  This $131,000 quarter over quarter increase in noninterest income, excluding the effects of gains on the sales and redemptions of investment securities, was due primarily to increases of $46,000 in earnings and gains on bank owned life insurance, $34,000 net gains on sales of loans and foreclosed real estate, and $28,000 in other charges, commissions and fees.

The $68,000, or 3.4% decrease in noninterest income in the six months ended June 30, 2018, as compared to the same six month period in 2017, was primarily the result of a net decrease of $335,000 in the net gains on the sales and redemptions of investment securities from a gain of $206,000 for the six months ended June 30, 2017 to a net loss of $129,000 for the same six month period in 2018. The net gains on investment securities during the six months ended June 30, 2017 were primarily the result of $250,000 in net gains recorded on short-term interest rate hedging activities in that period. There were no hedging activities of this type in the six months ended June 30, 2018.  During the six months ended June 30, 2018, Company-initiated sales and issuer-initiated redemptions of investment securities in the amount of $29.2 million, generated a net loss of $129,000, or 0.44%.  The investment securities sales were part of the Company’s portfolio optimization and liquidity management strategies. It is the intention of management to reinvest the proceeds of these investment securities transactions into potentially higher yielding interest-earning assets in future periods.

Excluding the effects of the period over period reduction in gains on the sale of investment securities, all other noninterest income categories increased in the aggregate by $267,000, or 15.0% to $2.0 million in the six months ended June 30, 2018 as compared with $1.8 million in the same six month period of 2017.  This $267,000 period over period increase in noninterest income, excluding the effects of gains on the sales and redemptions of investment securities, was due primarily to increases of $84,000 in other charges, commissions and fees, $61,000 net gains on sales of loans and foreclosed real estate, and $48,000 in earnings and gains on bank owned life insurance.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
(Dollars in thousands)	2018	2017	Change		2018	2017	Change
Salaries and employee benefits	$3,429	$2,819	$610	21.6%	$6,513	$5,669	$844	14.9%
Building occupancy	553	531	22	4.1%	1,144	1,070	74	6.9%
Data processing	476	416	60	14.4%	955	843	112	13.3%
Professional and other services	405	219	186	84.9%	736	410	326	79.5%
Advertising	285	172	113	65.7%	476	348	128	36.8%
FDIC assessments	135	81	54	66.7%	255	137	118	86.1%
Audits and exams	105	85	20	23.5%	210	169	41	24.3%
Other expenses	739	688	51	7.4%	1,297	1,338	(41)	-3.1%
Total noninterest expenses	$6,127	$5,011	$1,116	22.3%	$11,586	$9,984	$1,602	16.0%

The $1.1 million, or 22.3%, increase in noninterest expense between the year-over-year second quarter periods was principally due to an increase in salaries and employee benefits expense of $610,000, or 21.6%.  All other noninterest expenses in aggregate increased $506,000, or 23.1%, for the three months ended June 30, 2018 as compared to the same three month period in 2017.  The detail of the components of the overall increase in noninterest expense is as follows:

•

The $610,000 increase in salaries and employee benefits expense in the second quarter of 2018, as compared to the same three month period in 2017, was primarily due to increases of $221,000 in salary expense, increases of $185,000 in commissions expense, increases of $109,000 in employee benefits expense, including employee payroll tax expenses, and the establishment of a $100,000 reserve, through expense recognition, for the potential acceleration of postemployment benefits related to the earlier than originally planned retirement of a senior officer.  Partially offsetting these increases was a net decrease in all other salaries and employee benefits expenses of $5,000.  Salaries expense increased primarily as the result of the addition of staff members supporting current and planned asset growth and risk management activities. Commissions expense increased primarily due to $113,000 in additional accruals in the second quarter of 2018 that related to the timing of commissions payments, primarily to the senior management team of the Agency under a revised compensation formula established at the end of 2017.  These timing factors are expected to partially reverse themselves in the remainder of 2018. The increases in employee benefits expenses for the three months ended June 30, 2018, as compared to the same three-month period in 2017, were also affected by certain timing factors and were consistent with the salary and commissions expense increases discussed above.

•

The $60,000 increase in data processing costs was primarily due to an additional $28,000 in processing fees paid by the Bank that were based on increased levels of customer activity primarily transacted through its electronic delivery channels and $22,000 of additional equipment depreciation expenses.

•

The $186,000 increase in professional and other services fees was primarily due to fees paid to an unaffiliated consulting firm during the quarter for assistance with operational and strategic planning.

•	Advertising expense increased $113,000 primarily as the result of increases in the level of brand awareness advertising expenditures primarily focused on the Onondaga County market.
•

FDIC assessments increased $54,000 due to an increase in the Bank’s risk-weighted assessment resulting from the phase-out of a benefit the Bank received in the FDIC’s risk-weighting methodology as a result of the dissolution of Pathfinder Commercial Bank.

•	All other noninterest expenses decreased in aggregate in the year-over-year three month periods by a total of $93,000, or 7.1%, due to a broad range of individually immaterial variances.

The $1.6 million, or 16.0%, increase in noninterest expenses between the six month period ended June 30, 2018 and the same six month period in the prior year was principally due to an increase in salaries and employee benefits expense, data processing expense, professional and other service fees, advertising expense, FDIC assessments, and other expenses.  The detail of the components of the overall increase in noninterest expense is as follows:

•

The $844,000 increase in salaries and employee benefits expense in the first six months of 2018, as compared to the same six month period in 2017, was primarily due to $447,000 in salary expense increases, increases of $151,000 in employee benefits expense, including employee payroll tax expenses, the establishment of a $150,000 reserve, through expense recognition, for the potential acceleration of postemployment benefits related to the earlier than originally planned retirement of a senior officer, and increases of $134,000 in commissions expense, partially offset by a net decrease in all other salaries and employee benefits expenses of $38,000. Salaries expense increased as the result of the additions of staff members supporting current and planned asset growth and risk management activities. Commissions expense increased primarily due to $113,000 in additional accruals in the second quarter of 2018 that related to the timing of commissions payments, primarily to the senior management team of the Agency under a revised compensation formula established at the end of 2017.  These timing factors are expected to partially reverse themselves in the remainder of 2018.  The increases in employee benefits expenses for the six months ended June 30, 2018, as compared to the same six-month period in 2017, were consistent with the salary and commissions expense increases discussed above.

•

The $112,000 increase in data processing expenses was primarily related to increases of $42,000, $32,000 and $31,000 in third-party processing charges, equipment depreciation and equipment maintenance expenses, respectively, for the six months ended June 30, 2018, as compared with the same six month period in 2017.

•

The $326,000 increase in professional and other services fees was primarily due to fees paid to an unaffiliated consulting firm for the six months ended June 30, 2018 for assistance with operational and strategic planning.

•	Advertising expense increased $128,000 primarily as the result of increases in the level of brand awareness advertising expenditures primarily focused on the Onondaga County market.
•

FDIC assessments increased $118,000 due to an increase in the Bank’s risk-weighted assessment resulting from the phase-out of a benefit the Bank received in the FDIC’s risk-weighting methodology as a result of the dissolution of Pathfinder Commercial Bank.

•	All other noninterest expenses decreased in aggregate in the year-over-year six month periods by a total of $74,000, or 2.9%, due to a broad range of individually immaterial variances.

At June 30, 2018, the Bank serviced 220 residential mortgage loans in the aggregate amount of $31.2 million that have been sold on a non-recourse basis to FNMA.  FNMA is the only unrelated third-party that has acquired loans originated by the Bank. On an infrequent basis, loans previously sold to FNMA that subsequently default may be found to have underwriting defects that place the loans out of compliance with the representations and warranties made by the Bank.  This can occur at any time while the loan is outstanding.  In such cases, the Bank is required to repurchase the defaulted loans from FNMA.  Repurchase losses sustained by the Bank include all costs incurred by FNMA as part of the foreclosure process, including items such as delinquent property taxes and legal fees.  Management continues to monitor the underwriting standards applied to all residential mortgage loan originations and subsequent sales through its quality control processes and considers these occurrences and their related expenses to be isolated instances.

Income Tax Expense

Income tax expense decreased $72,000 to $166,000, with an effective tax rate of 14.3% for the quarter ended June 30, 2018 as compared to $238,000, with an effective tax rate of 21.3%, for the same three month period in 2017.  The reduction in income tax expense was primarily the result of a reduction in statutory tax rates applicable to the Company and, to a lesser extent, a reduction in net income before income taxes of $130,000. The reduction in the second quarter 2018 effective tax rate, compared to the effective tax rate in the same quarter of 2017, was primarily the result of the enactment of the Tax Act, which reduced the federal statutory corporate tax rate applicable to the Company from 34% to 21%, and favorable changes to the New York State tax code.  During both the second quarters of 2018 and 2017, the Company derived tax benefits from its investments in tax-exempt securities issued by municipalities and political subdivisions, and from its investments in bank owned life insurance.  In the second quarter of 2018, these benefits reduced the effective tax rate to 18.9%. In addition, the Company recognized tax benefits of $52,000 and $19,000 related to the nonqualified redemption of employee incentive stock options and the utilization of low-income housing tax credits, respectively, that further reduced the overall effective tax rate for the first half of 2018 to the reported 14.3%.

During the second quarter of 2017, the sale of certain U.S. Treasury assets, positioned as part of the Company’s short-term interest rate hedge strategies, resulted in realized capital gains in the amount of $156,000. These gains enabled the partial utilization of previously reserved-for capital loss carryforwards resulting in a reduction in income tax expense of $60,000 during that quarter. Absent this capital loss carryforward utilization effect in the second quarter of 2017, the Company’s income tax expense would have been $298,000 and its effective tax rate for that quarter would have been 26.7%.

Income tax expense decreased $135,000 to $348,000, with an effective tax rate of 15.1% for the six months ended June 30, 2018 as compared to $483,000, with an effective tax rate of 22.6%, for the same six month period in 2017.  The reduction in the first half 2018 effective tax rate, compared to the effective tax rate in the same six month period in 2017, was primarily the result of the enactment of the Tax Act, which reduced the federal statutory corporate tax rate applicable to the Company from 34% to 21%, and favorable changes to the New York State tax code.  During both the first six months of 2018 and 2017, the Company derived effective tax rate benefits from its investments in tax-exempt securities issued by municipalities and political subdivisions, and from its investments in bank owned life insurance.  In the first six months of 2018, these benefits reduced the effective tax rate to 19.0%.  In addition, the Company recognized tax benefits of $74,000 and $19,000 related to the nonqualified redemption of employee incentive stock options and the utilization of low-income housing tax credits, respectively, reducing the overall effective tax rate for the first half of 2018 to the reported 15.1%.

During the first six months of 2017, the sale of certain U.S. Treasury assets, positioned as part of the Company’s short-term interest rate hedge strategies, resulted in realized capital gains in the amount of $250,000. These gains enabled the partial utilization of previously reserved-for capital loss carryforwards resulting in a reduction in income tax expense of $96,000 during the six months ended June 30, 2018. Absent this capital loss carryforward utilization effect in the first half of 2017, the Company’s income tax expense would have been $298,000 and its effective tax rate for that six month period would have been 27.1%.

Earnings per Share

Basic and diluted earnings per share were unchanged at $0.23 and $0.22, respectively, for the second quarters of 2018 and 2017.

Basic and diluted earnings per share were $0.47 and $0.46, respectively, for the six month period ended June 30, 2018 as compared to $0.42 and $0.41, respectively, for the same prior year period.  The increase in earnings per share between these two periods was due to the increase in net income between these two time periods.  Further information on earnings per share can be found in Note 3 of this Form 10-Q.

Changes in Financial Condition

Assets

Total assets increased $22.2 million, or 2.5%, to $903.5 million at June 30, 2018 as compared to $881.3 million at December 31, 2017.  This increase was due primarily to an increase in loans and cash and cash equivalents, partially offset by decreases in investment securities.

Total loans receivable increased $26.4 million, or 4.5%, to $607.2 million at June 30, 2018 from $580.8 million at December 31, 2017. Commercial loans and residential loans recorded increases between these two dates, with increases of $20.6 million, and $6.8 million, respectively.  These increases were partially offset by a decrease of $1.3 million in consumer loans.

Investment securities decreased $26.1 million, or 11.0%, to $211.2 million at June 30, 2018, as compared to $237.3 million at December 31, 2017, due principally to sales and maturities of securities during the first six months of 2018.

Cash and cash equivalents increased $14.7 million, or 67.1%, to $36.7 million at June 30, 2018, as compared to $22.0 million at December 31, 2017.  The $14.7 million increase in cash and cash equivalents was primarily due to a strategic increase in short-term liquidity in anticipation of continued high levels of demand for loan fundings in the second half of 2018.  The Bank considers its statutorily required cash reserve balances held at the Federal Reserve Bank to be restricted cash.  Total restricted cash was $4.4 million and $6.3 million at June 30, 2018 and December 31, 2017, respectively.

Liabilities

Total liabilities increased $21.5 million, or 2.6%, to $840.6 million at June 30, 2018 compared to $819.1 million at December 31, 2017.  Deposits increased $9.6 million, or 1.3%, to $733.2 million at June 30, 2018, compared to $723.6 million at December 31, 2017.  This increase was the result of an increase in brokered deposits of $10.4 million, partially offset by a decrease in deposits obtained directly from customers within the Bank’s marketplace of $792,000. The net decrease in customer deposits during the six months ended June 30, 2018 was due primarily to decreases in municipal deposits of $18.7 million, partially offset by growth in consumer and business deposit categories of $17.9 million in aggregate.  The Bank utilizes the Certificates of Deposit Account Registry Service (“CDARS”) provided by Promontory Interfinancial Network as a form of brokered deposits.  At June 30, 2018, deposits obtained through the use of this service increased $10.4 million to $69.9 million as compared to $59.5 million at December 31, 2017.  Borrowed funds balances at June 30, 2018 increased $10.2 million, or 13.8%, to $84.1 million from $73.9 million at December 31, 2017.

Shareholders’ Equity

The Company’s shareholders’ equity, exclusive of the noncontrolling interest, increased $806,000, or 1.3%, to $62.6 million at June 30, 2018 from $61.8 million at December 31, 2017. This increase was principally due to an increase of $1.5 million in retained earnings, a $459,000 increase in additional paid-in capital, resulting from activity within the Company’s stock-based compensation programs, and a $90,000 increase in ESOP shares earned. In addition, the Company adopted ASU 2017-12: Derivatives and Hedging [Topic 815]: Targeted Improvements to Accounting for Hedging Activities, effective January 1, 2018, in the second quarter of 2018.  As a result of the adoption of this guidance, the Company transferred investment securities from HTM to AFS with an amortized historical cost before transfer of $35.2 million.  This transfer resulted in the addition of $359,000 to accumulated other comprehensive income as of the effective date.  Partially offsetting these increases in shareholders’ equity was an increase of $1.3 million in accumulated other comprehensive loss. The increase in retained earnings primarily resulted from $1.9 million in net income recorded in the first six months of 2018 and a $53,000 one-time adjustment related to the cumulative effect of an unrealized gain on marketable equity securities based on the adoption of ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities in the first quarter of 2018.  Partially offsetting these increases in retained earnings was a reduction of $497,000 for cash dividends declared on our common stock.  The increase in accumulated comprehensive loss was primarily the result of the decline in the fair market value of our available-for-sale investment securities during the six months ended June 30, 2018.

Capital

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its banking operations.  This strong capital position serves to support growth and expansion activities while at the same time exceeding regulatory standards.  At June 30, 2018, the Bank met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 8%, Tier 1 common equity exceeding 6.5%, and a total risk-based capital ratio exceeding 10%.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The buffer is separate from the capital ratios required under the Prompt Corrective Actions (“PCA”) standards. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum levels of the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity.  The capital conservation buffer requirement began being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and is increasing each year until fully implemented at 2.5% on January 1, 2019. For

2018, the capital buffer is 1.875% of risk-weighted assets. At June 30, 2018, the Bank exceeded all current and projected regulatory required minimum capital ratios, including the maximum capital buffer level that will be required on January 1, 2019.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A financial institution can elect to be subject to this new definition.

Pathfinder Bank’s capital amounts and ratios as of the indicated dates are presented in the following tables:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be "Well-Capitalized" Under Prompt Corrective Provisions		Well-Capitalized With Buffer, Fully Phased In 2019
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2018:
Total Core Capital (to Risk-Weighted Assets)	$80,812	13.79%	$46,892	8.00%	$58,616	10.00%	$61,546	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$73,482	12.54%	$35,169	6.00%	$46,892	8.00%	$49,823	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$73,482	12.54%	$26,377	4.50%	$38,100	6.50%	$41,031	7.00%
Tier 1 Capital (to Assets)	$73,482	8.35%	$35,215	4.00%	$44,019	5.00%	$44,019	5.00%
As of December 31, 2017:
Total Core Capital (to Risk-Weighted Assets)	$78,105	13.97%	$44,733	8.00%	$55,916	10.00%	$58,712	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$71,114	12.72%	$33,550	6.00%	$44,733	8.00%	$47,529	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$71,114	12.72%	$25,162	4.50%	$36,345	6.50%	$39,141	7.00%
Tier 1 Capital (to Assets)	$71,114	8.16%	$34,863	4.00%	$43,579	5.00%	$43,579	5.00%

Non-GAAP Financial Measures

Regulation G, a rule adopted by the Securities and Exchange Commission (SEC), applies to certain SEC filings, including earnings releases, made by registered companies that contain “non-GAAP financial measures.”  GAAP is generally accepted accounting principles in the United States of America.  Under Regulation G, companies making public disclosures containing non-GAAP financial measures must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure (if a comparable GAAP measure exists) and a statement of the Company’s reasons for utilizing the non-GAAP financial measure as part of its financial disclosures.  The SEC has exempted from the definition of “non-GAAP financial measures” certain commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures, supplemental information is not required. Financial institutions like the Company and its subsidiary bank are subject to an array of bank regulatory capital measures that are financial in nature but are not based on GAAP. The Company follows industry practice in disclosing its financial condition under these various regulatory capital measures, including period-end regulatory capital ratios for its subsidiary bank, in its periodic reports filed with the SEC. The Company provides, below, an explanation of the calculations, as supplemental information, for non-GAAP measures included in the consolidated annual financial statements.  In addition, the Company provides a reconciliation of its subsidiary bank’s disclosed regulatory capital measures, below.

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Regulatory Capital Ratios (Bank Only)
Total capital (to risk-weighted assets)
Total equity (GAAP)	$72,721	$71,535
Goodwill	(4,536)	(4,536)
Intangible assets	(174)	(146)
Addback: Accumulated other comprehensive income	5,471	4,261
Total Tier 1 Capital	$73,482	$71,114
Allowance for loan and lease losses	7,330	6,991
Unrealized Gain on available-for-sale securities	-	-
Total Tier 2 Capital	$7,330	$6,991
Total Tier 1 plus Tier 2 Capital (numerator)	$80,812	$78,105
Risk-weighted assets (denominator)	586,155	559,161
Total core capital to risk-weighted assets	13.79%	13.97%

Tier 1 capital (to risk-weighted assets)
Total Tier 1 capital (numerator)	$73,482	$71,114
Risk-weighted assets (denominator)	586,155	559,161
Total capital to risk-weighted assets	12.54%	12.72%

Tier 1 capital (to adjusted assets)
Total Tier 1 capital (numerator)	$73,482	$71,114
Total average assets	885,095	876,263
Goodwill	(4,536)	(4,536)
Intangible assets	(174)	(146)
Adjusted assets (denominator)	$880,385	$871,581
Total capital to adjusted assets	8.35%	8.16%

Tier 1 Common Equity (to risk-weighted assets)
Total Tier 1 capital (numerator)	$73,482	$71,114
Risk-weighted assets (denominator)	586,155	559,161
Total Tier 1 Common Equity to risk-weighted assets	12.54%	12.72%

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of non-performing assets at the indicated dates:

	June 30,	December 31,	June 30,
(Dollars In thousands)	2018	2017	2017
Nonaccrual loans:
Commercial and commercial real estate loans	$3,152	$2,443	$2,049
Consumer	203	363	388
Residential mortgage loans	2,090	2,088	1,956
Total nonaccrual loans	5,445	4,894	4,393
Total nonperforming loans	5,445	4,894	4,393
Foreclosed real estate	97	468	678
Total nonperforming assets	$5,542	$5,362	$5,071

Accruing troubled debt restructurings	$2,756	$2,539	$4,761

Nonperforming loans to total loans	0.90%	0.84%	0.80%
Nonperforming assets to total assets	0.61%	0.61%	0.63%

Nonperforming assets include nonaccrual loans, nonaccrual troubled debt restructurings (“TDR”), and foreclosed real estate (‘‘FRE”). The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more.  There are no loans that are past due 90 days or more and still accruing interest.  Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity.  TDRs are included in the above table within the categories of nonaccrual loans or accruing TDRs.  There were two nonaccruing TDR loans, with an aggregate carrying value of $69,000 included among the nonaccrual loans detailed in the table above at June 30, 2018.

As indicated in the table above, nonperforming assets at June 30, 2018 were $5.5 million and were $180,000 higher than the $5.4 million reported at December 31, 2017, due primarily to an increase of $709,000 in nonperforming commercial and commercial real estate loans, partially offset by a decrease of $371,000 in FRE and $160,000 in nonperforming consumer loans.

As indicated in the nonperforming asset table above, FRE balances decreased $371,000 to $97,000 at June 30, 2018 from $468,000 at December 31, 2017, following five sales from the portfolio and four additions to the portfolio during the six-month period ended June 30, 2018.  More information regarding foreclosed real estate can be found in Note 8 of this Form 10-Q.

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

The allowance for loan losses represents management’s estimate of the probable losses inherent in the loan portfolio as of the date of the statement of condition.  The allowance for loan losses was $7.6 million and $7.1 million at June 30, 2018 and December 31, 2017, respectively.  The ratio of the allowance for loan losses to total loans increased two basis points to 1.25% at June 30, 2018 from 1.23% at December 31, 2017.  Management performs a quarterly evaluation of the allowance for loan losses based on quantitative and qualitative factors and has determined that the current level of the allowance for loan losses is adequate to absorb the losses in the loan portfolio as of June 30, 2018.

The Company considers a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan.   The measurement of impaired loans is generally based upon the fair value of the collateral, with a portion of the impaired loans measured based upon the present value of future cash flows discounted at the historical effective interest rate.  A specific reserve is established for an impaired loan if its carrying value exceeds its estimated fair value.  The estimated fair values of the majority of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral.  For loans secured by real estate, estimated fair values are determined primarily through third-party appraisals or broker price opinions.  When a loan is determined to be impaired, the Bank will reevaluate the collateral which secures the loan. For real estate, the Company will obtain a new appraisal or broker’s opinion whichever is considered to provide the most accurate value in the event of sale. An evaluation of equipment held as collateral will be obtained from a firm able to provide such an evaluation. Collateral will be inspected not less than annually for all impaired loans and will be reevaluated not less than every two years. Appraised values and broker opinion values are discounted due to the market’s perception of a reduced price of Bank-owned property and the Bank’s desire to sell the property more quickly to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value.  The discounts also include estimated costs to sell the property.

At June 30, 2018 and December 31, 2017, the Company had $7.8 million and $9.2 million in loans, respectively, which were deemed to be impaired, having established specific reserves of $1.2 million and $1.1 million, respectively, on these loans.  The decrease in impaired loans between these two dates was primarily driven by decreases of $970,000 and $348,000 in impaired commercial real estate and other commercial loans, respectively. The $68,000 increase in specific reserves for impaired loans at June 30, 2018, as compared to December 31, 2017 was primarily due to a $276,000 increase in specific reserves for commercial real estate loans, partially offset by a $208,000 decrease in reserves for all other loans in aggregate.

Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in those loans being included in future impaired loan reporting.  Potential problem loans totaled $3.8 million as of June 30, 2018, a decrease of $138,000, or 3.5%, as compared to $3.9 million at December 31, 2017.  These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired.

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

Through the first six months of 2018, as indicated in the consolidated statement of cash flows, the Company reported net cash flows from operating activities of $5.1 million and net cash outflows of $9.7 million related to investing activities. The net cash outflows from investing activities primarily was due to a net $27.0 million increase in loan balances, partially offset by a $17.3 million decrease in all other investing activities in aggregate.  The Company reported net cash flows from financing activities of $19.4 million generated principally by increased balances of long-term borrowings of $14.2 million and brokered deposits of $10.4 million, partially offset by an aggregate decrease in net cash of $5.2 million from all other financing sources, including dividends paid to common shareholders of $502,000.

In June 2018, the Company renewed for the period ended June 12, 2019, a $12.0 million portion of an expiring $26.0 million Irrevocable Stand-By Letter of Credit (“LOC”), first established in June 2016, with the FHLBNY as an alternative means of collateralizing certain public funds deposits.  A LOC is a conditional commitment issued by the FHLBNY to guarantee the performance of the Bank with respect to large public funds deposits. These deposits are placed with the Bank by entities, such as municipalities and other political subdivisions within the Bank’s market area, and typically exceed the statutory FDIC deposit insurance limits for individual accounts. As a matter of statute, these depositors require that collateral be directly deposited by the Bank with an independent safekeeping agent, or in certain cases, that LOCs be issued by a third party that is acceptable to the depositor.  The Bank finds that, with certain depositor relationships, this method of collateralization for the benefit of the municipal depositors is more economically efficient than posting specific securities with a safekeeping agent. The Bank committed a portion of its mortgage loan portfolio as pledged collateral to the FHLBNY for the LOC.  Loans encumbered as collateral for letters of credit reduce the Bank’s available liquidity position in that available borrowing capacity with the FHLBNY is decreased substantially on a dollar-for-dollar basis.

The Company has a number of existing credit facilities available to it. At June 30, 2018, total credit available to the Company under the existing lines of credit was approximately $194.4 million at FHLBNY, the Federal Reserve Bank, and two other correspondent banks. As of June 30, 2018, the Company had $96.1 million of the available lines of credit utilized, including encumbrances supporting outstanding letters of credit, described above, on its existing lines of credit with $98.3 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of June 30, 2018, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

Off-Balance Sheet Arrangements

The Company is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  At June 30, 2018, the Company had $108.8 million in outstanding commitments to extend credit and standby letters of credit.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At June 30, 2018, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material and adverse effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2018 through April 30, 2018	-	$-	-	74,292

May 1, 2018 through May 31, 2018	-	$-	-	74,292

June 1, 2018 through June 30, 2018	-	$-	-	74,292

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATHFINDER BANCORP, INC.

(registrant)

August 10, 2018	/s/ Thomas W. Schneider
Thomas W. Schneider
President and Chief Executive Officer

August 10, 2018	/s/ James A. Dowd
James A. Dowd
Executive Vice President, Chief Operating Officer and Chief Financial Officer