Form 10-Q
period 2018-09-30
Pathfinder Bancorp, Inc.
filed 2018-11-13
CIK 1609065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

    Large accelerated filer ☐   Accelerated filer ☐  Non-accelerated filer ☒   Smaller reporting company ☒   Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐    NO ☒

As of November 13, 2018, there were 4,358,328 shares outstanding of the registrant’s common stock.

PATHFINDER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.

Consolidated Statements of Condition

(Unaudited)

	September 30,	December 31,
(In thousands, except share and per share data)	2018	2017
ASSETS:
Cash and due from banks	$10,595	$9,708
Interest-earning deposits (including restricted balances of $4,478 and $6,342, respectively)	25,379	12,283
Total cash and cash equivalents	35,974	21,991
Available-for-sale securities, at fair value	188,953	171,138
Held-to-maturity securities, at amortized cost (fair value of $25,628 and $66,426, respectively)	26,084	66,196
Marketable equity securities, at fair value	541	-
Federal Home Loan Bank stock, at cost	4,187	3,855
Loans	620,859	580,831
Less: Allowance for loan losses	7,804	7,126
Loans receivable, net	613,055	573,705
Premises and equipment, net	17,418	16,117
Accrued interest receivable	2,915	3,047
Foreclosed real estate	268	468
Intangible assets, net	169	182
Goodwill	4,536	4,536
Bank owned life insurance	16,833	11,742
Other assets	10,682	8,280
Total assets	$921,615	$881,257

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$662,343	$633,820
Noninterest-bearing	93,861	89,783
Total deposits	756,204	723,603
Short-term borrowings	2,000	30,600
Long-term borrowings	77,636	43,288
Subordinated loans	15,085	15,059
Accrued interest payable	326	186
Other liabilities	6,801	6,377
Total liabilities	858,052	819,113
Shareholders' equity:
Common stock, par value $0.01; 25,000,000 authorized shares; 4,358,328 and 4,280,227 shares outstanding, respectively	44	43
Additional paid in capital	28,933	28,170
Retained earnings	41,270	39,020
Accumulated other comprehensive loss	(5,848)	(4,208)
Unearned ESOP	(1,079)	(1,214)
Total Pathfinder Bancorp, Inc. shareholders' equity	63,320	61,811
Noncontrolling interest	243	333
Total equity	63,563	62,144
Total liabilities and shareholders' equity	$921,615	$881,257

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
(In thousands, except per share data)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest and dividend income:
Loans, including fees	$7,213	$6,291	$20,949	$17,901
Debt securities:
Taxable	1,348	971	3,647	2,548
Tax-exempt	143	188	608	778
Dividends	61	53	190	157
Federal funds sold and interest earning deposits	65	30	161	103
Total interest and dividend income	8,830	7,533	25,555	21,487
Interest expense:
Interest on deposits	1,839	1,016	4,750	2,676
Interest on short-term borrowings	41	135	204	713
Interest on long-term borrowings	338	178	716	426
Interest on subordinated loans	216	201	629	591
Total interest expense	2,434	1,530	6,299	4,406
Net interest income	6,396	6,003	19,256	17,081
Provision for loan losses	291	420	1,201	1,232
Net interest income after provision for loan losses	6,105	5,583	18,055	15,849
Noninterest income:
Service charges on deposit accounts	291	295	838	832
Earnings and gain on bank owned life insurance	138	92	319	225
Loan servicing fees	25	44	108	112
Net (losses) gains on sales and redemptions of investment securities	(60)	108	(189)	314
Gains on equity securities	-	-	26	-
Net gains (losses) on sales of loans and foreclosed real estate	8	2	24	(43)
Debit card interchange fees	141	105	432	373
Other charges, commissions & fees	397	335	1,301	1,155
Total noninterest income	940	981	2,859	2,968
Noninterest expense:
Salaries and employee benefits	3,317	2,960	9,830	8,629
Building occupancy	613	554	1,757	1,624
Data processing	507	468	1,462	1,311
Professional and other services	359	245	1,095	655
Advertising	162	191	638	539
FDIC assessments	152	153	407	290
Audits and exams	104	84	314	253
Other expenses	698	598	1,995	1,936
Total noninterest expense	5,912	5,253	17,498	15,237
Income before income taxes	1,133	1,311	3,416	3,580
Provision for income taxes	157	386	505	869
Net income attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	976	925	2,911	2,711
Net income attributable to noncontrolling interest	(9)	18	(23)	84
Net income attributable to Pathfinder Bancorp Inc.	$985	$907	$2,934	$2,627

Earnings per common share - basic	$0.23	$0.22	$0.71	$0.65
Earnings per common share - diluted	$0.23	$0.22	$0.69	$0.63
Dividends per common share	$0.06	$0.055	$0.18	$0.1575

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended		For the nine months ended
(In thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net Income	$976	$925	$2,911	$2,711

Other Comprehensive (Loss) Income

Retirement Plans:
Retirement plan net losses recognized in plan expenses	43	37	129	109

Unrealized holding (losses) gains on available-for-sale securities
Unrealized holding (losses) gains arising during the period	(618)	(170)	(3,120)	2,236
Reclassification adjustment for net (losses) gains included in net income	60	(108)	189	(314)
Net unrealized (losses) gains on available-for-sale securities	(558)	(278)	(2,931)	1,922

Accretion of net unrealized loss on securities transferred to held-to- maturity(1)	5	25	168	83

Other comprehensive (loss) income, before tax	(510)	(216)	(2,634)	2,114
Tax effect	133	86	688	(843)
Other comprehensive (loss) income, net of tax	(377)	(130)	(1,946)	1,271
Comprehensive income	$599	$795	$965	$3,982
Comprehensive (loss) income, attributable to noncontrolling interest	$(9)	$18	$(23)	$84
Comprehensive income attributable to Pathfinder Bancorp, Inc.	$608	$777	$988	$3,898

Tax Effect Allocated to Each Component of Other Comprehensive (Loss) Income
Retirement plan net losses recognized in plan expenses	$(12)	$(15)	$(34)	$(42)
Unrealized holding (losses) gains arising during the period	162	68	815	(894)
Reclassification adjustment for net (losses) gains included in net income	(16)	43	(49)	126
Accretion of net unrealized loss on securities transferred to held-to- maturity(1)	(1)	(10)	(44)	(33)
Income tax effect related to other comprehensive (loss) income	$133	$86	$688	$(843)

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

Pathfinder Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended September 30, 2018 and September 30, 2017

(Unaudited)

				Accumulated
		Additional		Other Com-		Non-
	Common	Paid in	Retained	prehensive	Unearned	controlling
(In thousands, except share and per share data)	Stock	Capital	Earnings	Loss	ESOP	Interest	Total
Balance, January 1, 2018	$43	$28,170	$39,020	$(4,208)	$(1,214)	$333	$62,144

Net income	-	-	2,934	-	-	(23)	2,911

Other comprehensive loss, net of tax	-	-	-	(1,946)	-	-	(1,946)

ESOP shares earned (18,332 shares)	-	150	-	-	135	-	285

Restricted stock units (14,490 shares)	-	-	-	-	-	-	-

Stock based compensation	-	259	-	-	-	-	259

Stock options exercised	1	362	-	-	-	-	363

Cumulative effect of change in measurement of equity securities (1)	-	-	53	(53)	-	-	-

Cumulative effect of change in investment securities transfer (2)	-	-	-	359	-	-	359

Common stock dividends declared ($0.18 per share)	-	-	(752)	-	-	-	(752)

Cumulative effect of affiliate capital allocation	-	(8)	15	-	-	(7)	-

Distributions from affiliates	-	-	-	-	-	(60)	(60)
Balance, September 30, 2018	$44	$28,933	$41,270	$(5,848)	$(1,079)	$243	$63,563

Balance, January 1, 2017	$43	$27,483	$35,619	$(3,822)	$(1,394)	$432	$58,361

Net income	-	-	2,627	-	-	84	2,711

Other comprehensive income, net of tax	-	-	-	1,271	-	-	1,271

ESOP shares earned (18,332 shares)	-	138	-	-	135	-	273

Restricted stock units (15,720 shares)	-	-	-	-	-	-	-

Stock based compensation	-	300	-	-	-	-	300

Stock options exercised	-	149	-	-	-	-	149

Common stock dividends declared ($0.1575 per share)	-	-	(645)	-	-	-	(645)

Distributions from affiliates	-	-	-	-	-	(31)	(31)
Balance, September 30, 2017	$43	$28,070	$37,601	$(2,551)	$(1,259)	$485	$62,389

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

Pathfinder Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
(In thousands)	2018	2017
OPERATING ACTIVITIES
Net income attributable to Pathfinder Bancorp, Inc.	$2,934	$2,627
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	1,201	1,232
Proceeds from sales of loans	216	-
Originations of loans held-for-sale	(212)	-
Realized (gains) losses on sales, redemptions and calls of:
Real estate acquired through foreclosure	(22)	49
Loans	(2)	(6)
Available-for-sale investment securities	177	(63)
Held-to-maturity investment securities	12	(1)
Premises and equipment	(8)	-
Depreciation	869	766
Amortization of mortgage servicing rights	3	9
Amortization of deferred loan costs	240	174
Amortization of deferred financing from subordinated debt	26	26
Earnings and gain on bank owned life insurance	(319)	(225)
Net amortization of premiums and discounts on investment securities	1,339	1,206
Amortization of intangible assets	13	12
Stock based compensation and ESOP expense	544	573
Net change in accrued interest receivable	132	(106)
Pension plan contribution	(825)	-
Net change in other assets and liabilities	(335)	(1,918)
Net cash flows from operating activities	5,983	4,355
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(55,284)	(80,814)
Purchase of investment securities held-to-maturity	-	(19,061)
Purchase of Federal Home Loan Bank stock	(6,439)	(648)
Proceeds from redemption of Federal Home Loan Bank stock	6,107	-
Proceeds from maturities and principal reductions of investment securities available-for-sale	33,650	29,101
Proceeds from maturities and principal reductions of investment securities held-to-maturity	5,238	5,253
Proceeds from sales, redemptions and calls of:
Available-for-sale investment securities	33,421	55,037
Held-to-maturity investment securities	953	2,105
Real estate acquired through foreclosure	542	609
Premise and equipment	14	-
Purchase of bank owned life insurance	(5,000)	-
Proceeds from bank owned life insurance	228	-
Realized gains on hedging activity	-	(250)
Net change in loans	(41,111)	(76,095)
Purchase of premises and equipment	(2,176)	(1,640)
Net cash flows from investing activities	(29,857)	(86,403)
FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts, money management deposit accounts, MMDA accounts and escrow deposits	(19,633)	84,160
Net change in time deposits	43,260	23,750
Net change in brokered deposits	8,974	(2,466)
Net change in short-term borrowings	(28,600)	(7,911)
Payments on long-term borrowings	(2,000)	(7,000)
Proceeds from long-term borrowings	36,348	30,760
Proceeds from exercise of stock options	362	149
Cash dividends paid to common shareholders	(764)	(648)
Change in noncontrolling interest, net	(90)	53
Net cash flows from financing activities	37,857	120,847
Change in cash and cash equivalents	13,983	38,799
Cash and cash equivalents at beginning of period	21,991	22,419
Cash and cash equivalents at end of period	$35,974	$61,218
CASH PAID DURING THE PERIOD FOR:
Interest	$6,159	$4,303
Income taxes	662	760
NON-CASH INVESTING ACTIVITY
Real estate acquired in exchange for loans	320	721
RESTRICTED CASH
Federal Reserve Bank Reserve Requirements included in interest earning deposits	4,478	5,245

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1:   Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc., (the “Company”), Pathfinder Bank (the “Bank”) and its other wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Certain amounts in the 2017 consolidated financial statements may have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income or comprehensive income as previously reported.  Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018 or any other interim period.

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

Note 2:   New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) and, to a lesser extent, other authoritative rulemaking bodies promulgate generally accepted accounting principles (“GAAP”) to regulate the standards of accounting in the United States.  From time to time, the FASB issues new GAAP standards, known as Accounting Standards Updates (“ASUs”) some of which, upon adoption, may have the potential to change the way in which the Company recognizes or reports within its consolidated financial statements.  The following presentation provides a description of standards that are not currently effective but could have an impact on the Company's consolidated financial statements upon adoption.

Standards Not Yet Adopted as of September 30, 2018

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

Required Date of Implementation:  January 1, 2019 (early adoption permitted)

Effect on Consolidated Financial Statements:  The Company occupies certain banking offices and uses certain equipment under noncancelable operating lease agreements which currently are not reflected in its consolidated balance sheet.  Upon adoption of the guidance, the Company expects to report increased assets and increased liabilities as a result of recognizing right-of-use assets and lease liabilities on its consolidated balance sheet. The Company was committed to $1.0 million of minimum lease payments under noncancelable operating lease agreements at September 30, 2018.  In addition, the Company leases office and similar use space, also under noncancelable operating lease agreements to unrelated entities within a limited number of its real estate locations.  The Company does not expect the new guidance will have a material impact to its consolidated statement of income.

____

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

____

Standard:  Simplifying the Test for Goodwill Impairment (ASU 2017-04: Intangibles—Goodwill and Other [Topic 350]: Simplifying the Test for Goodwill Impairment)

Description:  Current guidance requires a two-step approach to determining if recorded goodwill is impaired.  In Step 1, reporting entities must first evaluate whether or not the carrying value of a reporting unit is greater than its fair value. In Step 2, if a reporting unit’s carrying value is greater than its fair value, then the entity should calculate the implied fair value of goodwill. If the carrying value of goodwill is more than the implied fair value, an impairment charge for the difference must be recorded.  The amended guidance eliminates Step 2 from the goodwill impairment test.  Therefore, under the new guidance, if the carrying value of a reporting unit is greater than its fair value, a goodwill impairment charge will be recorded for the difference (up to the carrying value of the recorded goodwill).

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

Required Date of Implementation: January 1, 2019 (early adoption permitted)

Effect on Consolidated Financial Statements:  See comments, above, related to the adoption of ASU 2016-02

____

Standard: Fair Value Measurement (ASU 2018-13:  Fair Value Measurement (Topic 820):  Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement

Description:  The Board is issuing the amendments in this Update as part of the disclosure framework project. The disclosure framework project’s objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The amendments in this Update modify the disclosure requirements for entities such as the Company on fair value measurements in Topic 820, Fair Value Measurement:

The following disclosure requirements were removed from Topic 820:

1.	The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy
2.	The policy for timing of transfers between levels
3.	The valuation processes for Level 3 fair value measurements

The following disclosure requirements were modified in Topic 820:

1.

In lieu of a rollforward for Level 3 fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities.

2.

For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly.

3.	The amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date.

The following disclosure requirements were added to Topic 820:

1.	The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period
2.

The range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements.

Required Date of Implementation:  The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date.

Effect on Consolidated Financial Statements:  The Company does not expect the new guidance will have a material impact to its consolidated statements of condition or income.

____

Standard: Compensation (ASU 2018-14:  Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans)

Description:  The Board is issuing the amendments in this Update as part of the disclosure framework project. The amendments in this Update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.

The following disclosure requirements are removed from Subtopic 715-20:

1.	The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year.
2.	The amount and timing of plan assets expected to be returned to the employer.
3.	Related party disclosures about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan.

4.

The effects of a one-percentage-point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit costs and (b) benefit obligation for postretirement health care benefits.

The following disclosure requirements are added to Subtopic 715-20:

1.	The weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates.
2.	An explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period.

The amendments in this Update also clarify the disclosure requirements in paragraph 715-20-50-3, which state that the following information for defined benefit pension plans should be disclosed:

1.	The projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets
2.	The accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets.

Required Date of Implementation:  The amendments in this Update are effective for fiscal years ending after December 15, 2020, for public business entities and for fiscal years ending after December 15, 2021, for all other entities. Early adoption is permitted for all entities.

Effect on Consolidated Financial Statements:  The Company does not expect the new guidance will have a material impact to its consolidated statements of condition or income.

____

Standard:  Derivatives and Hedging (ASU 2018-16: Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes

Description:  Topic 815, Derivatives and Hedging, provides guidance on the risks associated with financial assets or liabilities that are permitted to be hedged. Among those risks is the risk of changes in fair values or cash flows of existing or forecasted issuances or purchases of fixed-rate financial assets or liabilities attributable to the designated benchmark interest rate (referred to as interest rate risk). At present in the United States, eligible benchmark interest rates are the interest rates on direct Treasury obligations of the U.S. government (UST), the London Interbank Offered Rate (LIBOR) swap rate, and the Overnight Index Swap (OIS) Rate based on the Fed Funds Effective Rate. Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, introduced the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate as the fourth permissible U.S. benchmark rate.

The amendments in this Update permit the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the UST, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate, and the SIFMA Municipal Swap Rate.

Required Date of Implementation:  The Company adopted ASU 2017-12 in the quarter ended June 30, 2018.  For public business entities that already have adopted the amendments in Update 2017-12, such as the Company, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.

Effect on Consolidated Financial Statements:  The Company has certain assets, primarily in its investment securities portfolio, that have adjustable rates of interest based on LIBOR. To the extent that the Company utilizes hedging strategies involving those securities, or uses hedging strategies designed to modify the effective repricing characteristics of its fixed-rate asset or fixed-rate liabilities portfolios to floating-rate assets or floating-rate liabilities in the future the use of the liabilities in the future, the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes may have an effect on future results of operations.  The Company had no hedging activities in place at September 30, 2018 and does not expect the new guidance will have a material impact to its consolidated statements of condition or income.

Note 3:   Earnings per Common Share

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Net income available to common shareholders is net income to Pathfinder Bancorp, Inc. less the total of preferred dividends declared, if any. Diluted earnings per share include the potential dilutive effect that could occur upon the assumed exercise of issued stock options using the Treasury Stock method.  Anti-dilutive stock options, not included in the computation below, were -0- for the three and nine months ended September 30, 2018 and were -0- for the three months ended September 30, 2017 and 30,754 for the nine months ended September 30, 2017.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released to plan participants.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2018	2017	2018	2017
Basic Earnings Per Common Share
Net income available to common shareholders	$985	$907	$2,934	$2,627
Weighted average common shares outstanding	4,195	4,090	4,157	4,072
Basic earnings per common share	$0.23	$0.22	$0.71	$0.65

Diluted Earnings Per Common Share
Net income available to common shareholders	$985	$907	$2,934	$2,627
Weighted average common shares outstanding	4,195	4,090	4,157	4,072
Effect of assumed exercise of stock options	84	108	100	106
Diluted weighted average common shares outstanding	4,279	4,198	4,257	4,178
Diluted earnings per common share	$0.23	$0.22	$0.69	$0.63

Note 4:   Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	September 30, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$22,213	$-	$(225)	$21,988
State and political subdivisions	23,765	-	(900)	22,865
Corporate	17,453	191	(356)	17,288
Asset backed securities	21,045	3	(175)	20,873
Residential mortgage-backed - US agency	34,137	22	(1,126)	33,033
Collateralized mortgage obligations - US agency	51,198	3	(1,996)	49,205
Collateralized mortgage obligations - Private label	23,891	20	(415)	23,496
Total	193,702	239	(5,193)	188,748
Equity investment securities:
Common stock - financial services industry	205	-	-	205
Total	205	-	-	205
Total available-for-sale	$193,907	$239	$(5,193)	$188,953

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$3,985	$-	$(47)	$3,938
State and political subdivisions	5,304	14	(109)	5,209
Corporate	6,196	6	(207)	5,995
Residential mortgage-backed - US agency	3,691	1	(96)	3,596
Collateralized mortgage obligations - US agency	2,953	1	(9)	2,945
Collateralized mortgage obligations - Private label	3,955	19	(29)	3,945
Total held-to-maturity	$26,084	$41	$(497)	$25,628

	December 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$41,489	$1	$(154)	$41,336
State and political subdivisions	13,960	12	(291)	13,681
Corporate	8,584	108	(92)	8,600
Asset backed securities	6,662	12	(30)	6,644
Residential mortgage-backed - US agency	36,214	23	(495)	35,742
Collateralized mortgage obligations - US agency	54,481	-	(1,133)	53,348
Collateralized mortgage obligations - Private label	11,193	62	(203)	11,052
Total	172,583	218	(2,398)	170,403
Equity investment securities:
Common stock - financial services industry	663	72	-	735
Total	663	72	-	735
Total available-for-sale	$173,246	$290	$(2,398)	$171,138

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$4,948	$14	$(14)	$4,948
State and political subdivisions	35,130	641	(311)	35,460
Corporate	8,311	151	(159)	8,303
Residential mortgage-backed - US agency	6,853	53	(10)	6,896
Collateralized mortgage obligations - US agency	7,574	83	(215)	7,442
Collateralized mortgage obligations - Private label	3,380	7	(10)	3,377
Total held-to-maturity	$66,196	$949	$(719)	$66,426

The amortized cost and estimated fair value of debt investments at September 30, 2018 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$5,320	$5,314	$2,306	$2,296
Due after one year through five years	34,938	34,738	5,534	5,484
Due after five years through ten years	23,671	23,059	4,810	4,719
Due after ten years	20,547	19,903	2,835	2,643
Sub-total	84,476	83,014	15,485	15,142
Residential mortgage-backed - US agency	34,137	33,033	3,691	3,596
Collateralized mortgage obligations - US agency	51,198	49,205	2,953	2,945
Collateralized mortgage obligations - Private label	23,891	23,496	3,955	3,945
Totals	$193,702	$188,748	$26,084	$25,628

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	September 30, 2018
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	3	$(156)	$13,038	3	$(69)	$6,930	6	$(225)	$19,968
State and political subdivisions	15	(189)	9,122	18	(711)	12,090	33	(900)	21,212
Corporate	11	(184)	8,373	2	(172)	1,613	13	(356)	9,986
Asset backed securities	10	(154)	15,327	1	(21)	1,013	11	(175)	16,340
Residential mortgage-backed - US agency	9	(269)	8,975	18	(857)	20,315	27	(1,126)	29,290
Collateralized mortgage obligations - US agency	9	(198)	15,033	26	(1,798)	31,906	35	(1,996)	46,939
Collateralized mortgage obligations - Private label	7	(283)	13,989	6	(132)	6,807	13	(415)	20,796
Totals	64	$(1,433)	$83,857	74	$(3,760)	$80,674	138	$(5,193)	$164,531
Held-to-Maturity Portfolio
US Treasury, agencies and GSE's	3	$(20)	$2,965	1	$(27)	$973	4	$(47)	$3,938
State and political subdivisions	3	(8)	1,390	6	(101)	2,294	9	(109)	3,684
Corporate	2	(47)	1,266	1	(160)	1,962	3	(207)	3,228
Residential mortgage-backed - US agency	4	(85)	2,939	1	(11)	312	5	(96)	3,251
Collateralized mortgage obligations - US agency	1	(9)	1,002	-	-	-	1	(9)	1,002
Collateralized mortgage obligations - Private label	-	-	-	2	(29)	2,083	2	(29)	2,083
Totals	13	$(169)	$9,562	11	$(328)	$7,624	24	$(497)	$17,186

	December 31, 2017
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	5	$(105)	$27,359	4	$(49)	$13,957	9	$(154)	$41,316
State and political subdivisions	18	(24)	2,480	12	(267)	5,041	30	(291)	7,521
Corporate	2	(19)	1,791	1	(73)	1,727	3	(92)	3,518
Asset backed securities	2	(17)	3,123	1	(13)	742	3	(30)	3,865
Residential mortgage-backed - US agency	15	(159)	21,551	9	(336)	10,463	24	(495)	32,014
Collateralized mortgage obligations - US agency	14	(195)	23,790	21	(938)	25,395	35	(1,133)	49,185
Collateralized mortgage obligations - Private label	4	(203)	7,439	-	-	-	4	(203)	7,439
Totals	60	$(722)	$87,533	48	$(1,676)	$57,325	108	$(2,398)	$144,858
Held-to-Maturity Portfolio
US Treasury, agencies and GSE's	2	$(2)	$1,990	1	$(12)	$988	3	$(14)	$2,978
State and political subdivisions	8	(55)	5,668	11	(256)	8,644	19	(311)	14,312
Corporate	3	(10)	1,412	1	(149)	2,087	4	(159)	3,499
Residential mortgage-backed - US agency	2	(10)	1,909	-	-	-	2	(10)	1,909
Collateralized mortgage obligations - US agency	2	(215)	4,418	-	-	-	2	(215)	4,418
Collateralized mortgage obligations - Private label	1	(10)	1,119	-	-	-	1	(10)	1,119
Totals	18	$(302)	$16,516	13	$(417)	$11,719	31	$(719)	$28,235

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

Management does not believe any individual unrealized loss in securities within the portfolio as of September 30, 2018 represents OTTI.  At September 30, 2018, the Bank had the following securities, in a loss position for 12 months or more relative to their amortized historical cost, which were deemed to have no credit impairment, thus, the disclosed unrealized losses relate directly to changes in interest rates subsequent to the acquisition of the individual securities.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

•

18 state and political subdivision securities, categorized as available-for-sale, with an aggregate amortized historical cost of $12.8 million and an aggregate market value of $12.1 million (unrealized aggregate loss of $711,000, or 5.6%).  Each of the securities maintains a credit rating established by one or more nationally-recognized statistical rating organizations (“NRSRO”) that is well above the minimum investment grade and, therefore, no credit-related OTTI is deemed to be present.

•

Two corporate securities, categorized as available-for-sale, with an aggregate amortized historical cost of $1.8 million and an aggregate market value of $1.6 million (unrealized loss of $172,000, or 10.7%).  The securities maintain credit ratings established by one or more NRSRO that are above the minimum investment grade and, therefore, no credit-related OTTI is deemed to be present.

•

One privately-issued asset-backed security, categorized as available-for-sale, with a book value of $1.0 million and a market value of $1.0 million (unrealized loss of $21,000, or 2.1%) is rated above the minimum investment grade by one or more NRSRO and therefore, no credit-related OTTI is deemed to be present.

•

Five privately-issued mortgage-backed securities, categorized as available-for-sale, with an aggregate amortized historical cost of $6.4 million and an aggregate market value of $6.3 million (unrealized loss of $123,000, or 2.0%).  These securities were unrated at the time of their issuance but remain significantly collateralized through subordination and, therefore, no credit-related OTTI is deemed to be present. In addition, one privately-issued mortgage-backed security, categorized as available-for-sale, with a book value of $518,000 and a market value of $509,000 (unrealized loss of $9,000, or 1.7%) is rated at the highest investment grade rating by one or more NRSRO and therefore, no credit-related OTTI is deemed to be present.

•

Six state and political subdivision securities, categorized as held-to-maturity, with an aggregate amortized historical cost of $2.4 million and an aggregate market value of $2.3 million (unrealized aggregate loss of $101,000, or 4.4%).  Each of the securities maintains a credit rating established by one or more NRSRO that is above the minimum investment grade and, therefore, no credit-related OTTI is deemed to be present.

•

One corporate security, categorized as held-to-maturity, with an amortized historical cost of $2.1 million and a market value of $2.0 million (unrealized aggregate loss of $160,000, or 7.6%).  This security maintains a credit rating established by one or more NRSRO well above the minimum investment grade and, therefore, no credit-related OTTI is deemed to be present.

•

Two privately-issued mortgaged-backed securities, categorized as held-to-maturity, with an amortized historical cost of $2.1 million and a market value of $2.1 million (aggregate unrealized loss of $29,000, or 1.4%).  These securities were unrated at the time of their issuance but remain significantly collateralized through subordination and, therefore, no credit-related OTTI is deemed to be present.

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

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the length of time the equity security’s fair value has been below the carrying amount. The Company had no equity securities that were impaired at September 30, 2018 or December 31, 2017.

Gross realized gains (losses) on sales of securities for the indicated periods are detailed below:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2018	2017	2018	2017
Realized gains on investments	$76	$165	$236	$313
Realized gains on hedging activity	-	-	-	250
Realized losses on investments	(136)	(57)	(425)	(249)
	$(60)	$108	$(189)	$314

Gains on equity securities	-	-	26	-
	$-	$-	$26	$-

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

As of September 30, 2018 and December 31, 2017, securities with a fair value of $103.1 million and $113.0 million, respectively, were pledged to collateralize certain municipal deposit relationships.  As of the same dates, securities with a fair value of $19.1 million and $19.9 million were pledged against the Company’s established borrowing arrangements.

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

The composition of net periodic pension plan and postretirement plan costs for the indicated periods is as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	For the three months ended September 30,				For the nine months ended September 30,
(In thousands)	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$-	$-	$-	$-	$-	$-	$-	$-
Interest cost	119	118	5	2	355	355	16	6
Expected return on plan assets	(260)	(236)	-	-	(778)	(709)	-	-
Amortization of prior service credits	-	-	(1)	-	-	-	(3)	-
Amortization of net losses/(gains)	41	39	3	(2)	123	115	9	(6)
Net periodic benefit plan (benefit) cost	$(100)	$(79)	$7	$-	$(300)	$(239)	$22	$-

The Company made a contribution in the amount of $825,000 to the defined benefit pension plan during the second quarter of 2018.  The Company will evaluate the need for further contributions to the defined benefit pension plan during 2018.  The prepaid pension asset is recorded in other assets on the statement of condition as of September 30, 2018 and December 31, 2017.

Note 6:   Loans

Major classifications of loans at the indicated dates are as follows:

	September 30,	December 31,
(In thousands)	2018	2017
Residential mortgage loans:
1-4 family first-lien residential mortgages	$231,830	$216,793
Construction	3,888	5,558
Total residential mortgage loans	235,718	222,351

Commercial loans:
Real estate	213,303	192,525
Lines of credit	48,496	51,285
Other commercial and industrial	60,984	50,097
Tax exempt loans	10,163	10,405
Total commercial loans	332,946	304,312

Consumer loans:
Home equity and junior liens	25,985	25,935
Other consumer	26,410	28,646
Total consumer loans	52,395	54,581

Total loans	621,059	581,244
Net deferred loan fees	(200)	(413)
Less allowance for loan losses	(7,804)	(7,126)
Loans receivable, net	$613,055	$573,705

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

The Bank acquired $15.6 million and $10.2 million of loans originated by an unrelated financial institution, located outside of the Bank’s market area, in January 2017 and April 2017, respectively.   The acquired loan pools represented a 90% participating interest in a total of 1,231 loans secured by liens on automobiles with maturities ranging primarily from two to six years. These loans are serviced through their respective maturities by the originating financial institution.  As of September 30, 2018 and December 31, 2017 there were 954 loans outstanding with a remaining outstanding carrying value of $14.8 million and 1,082 loans outstanding with a remaining outstanding carrying value of $19.6 million, respectively.  Since the acquisition of these loan pools, a total of 16 loans had cumulative net charge-offs totaling $89,000 with $44,000 in net charge-offs for the nine months ended September 30, 2018.

As of September 30, 2018 and December 31, 2017, residential mortgage loans with a carrying value of $153.1 million and $148.1 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

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
Other consumer

The following tables present the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	As of September 30, 2018
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$228,135	$663	$694	$2,338	$231,830
Construction	3,888	-	-	-	3,888
Total residential mortgage loans	232,023	663	694	2,338	235,718
Commercial loans:
Real estate	208,188	1,513	1,749	1,853	213,303
Lines of credit	48,170	164	122	40	48,496
Other commercial and industrial	59,847	379	624	134	60,984
Tax exempt loans	10,163	-	-	-	10,163
Total commercial loans	326,368	2,056	2,495	2,027	332,946
Consumer loans:
Home equity and junior liens	25,632	126	140	87	25,985
Other consumer	26,201	149	35	25	26,410
Total consumer loans	51,833	275	175	112	52,395
Total loans	$610,224	$2,994	$3,364	$4,477	$621,059

	As of December 31, 2017
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$211,825	$891	$1,869	$2,208	$216,793
Construction	5,558	-	-	-	5,558
Total residential mortgage loans	217,383	891	1,869	2,208	222,351
Commercial loans:
Real estate	187,073	1,372	2,024	2,056	192,525
Lines of credit	50,507	195	523	60	51,285
Other commercial and industrial	48,738	407	532	420	50,097
Tax exempt loans	10,405	-	-	-	10,405
Total commercial loans	296,723	1,974	3,079	2,536	304,312
Consumer loans:
Home equity and junior liens	25,396	61	304	174	25,935
Other consumer	28,584	55	7	-	28,646
Total consumer loans	53,980	116	311	174	54,581
Total loans	$568,086	$2,981	$5,259	$4,918	$581,244

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

An age analysis of past due loans, not including net deferred loan costs, segregated by portfolio segment and class of loans, as of September 30, 2018 and December 31, 2017, are detailed in the following tables:

	As of September 30, 2018

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$530	$239	$1,780	$2,549	$229,281	$231,830
Construction	-	-	-	-	3,888	3,888
Total residential mortgage loans	530	239	1,780	2,549	233,169	235,718
Commercial loans:
Real estate	3,715	385	2,033	6,133	207,170	213,303
Lines of credit	3,354	-	40	3,394	45,102	48,496
Other commercial and industrial	517	237	387	1,141	59,843	60,984
Tax exempt loans	-	-	-	-	10,163	10,163
Total commercial loans	7,586	622	2,460	10,668	322,278	332,946
Consumer loans:
Home equity and junior liens	102	9	146	257	25,728	25,985
Other consumer	259	64	84	407	26,003	26,410
Total consumer loans	361	73	230	664	51,731	52,395
Total loans	$8,477	$934	$4,470	$13,881	$607,178	$621,059

	As of December 31, 2017

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,196	$925	$1,931	$4,052	$212,741	$216,793
Construction	-	-	-	-	5,558	5,558
Total residential mortgage loans	1,196	925	1,931	4,052	218,299	222,351
Commercial loans:
Real estate	720	2,171	1,430	4,321	188,204	192,525
Lines of credit	1,482	31	132	1,645	49,640	51,285
Other commercial and industrial	575	60	766	1,401	48,696	50,097
Tax exempt loans	-	-	-	-	10,405	10,405
Total commercial loans	2,777	2,262	2,328	7,367	296,945	304,312
Consumer loans:
Home equity and junior liens	94	74	262	430	25,505	25,935
Other consumer	192	50	63	305	28,341	28,646
Total consumer loans	286	124	325	735	53,846	54,581
Total loans	$4,259	$3,311	$4,584	$12,154	$569,090	$581,244

Nonaccrual loans, segregated by class of loan, were as follows:

	September 30,	December 31,
(In thousands)	2018	2017
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,858	$2,088
	1,858	2,088
Commercial loans:
Real estate	2,132	1,545
Lines of credit	46	132
Other commercial and industrial	387	766
	2,565	2,443
Consumer loans:
Home equity and junior liens	146	300
Other consumer	109	63
	255	363
Total nonaccrual loans	$4,678	$4,894

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

The Company had no loans that have been modified as TDRs for the three months ended September 30, 2018.

The table below details a loan that has been modified as a TDR for the nine months ended September 30, 2018.

	For the nine months ended September 30, 2018
(In thousands)	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Additional provision for loan losses
Other commercial and industrial loans	1	$300	$300	$-

The TDR evaluated for impairment for the nine months ended September 30, 2018, has been classified as a TDR due to economic concessions granted, which included an extended maturity date that will result in a delay in payment from the original contractual maturity.

 The table below details a loan that had been modified as a TDR for the three months ended September 30, 2017.

	For the three months ended September 30, 2017
(In thousands)	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Additional provision for loan losses
Commercial real estate loans	1	$2,024	$2,024	$-

The table below details a loan that had been modified as a TDR for the nine months ended September 30, 2017.

	For the nine months ended September 30, 2017
(In thousands)	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Additional provision for loan losses
Commercial real estate loans	1	$2,024	$2,024	$-

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

The Company had no loans that had been modified as TDRs during the twelve months prior to September 30, 2018, which had subsequently defaulted during the three or nine months ended September 30, 2018.

The Company had no loans that had been modified as TDRs during the twelve months prior to September 30, 2017, which had subsequently defaulted during the three months ended September 30, 2017.

The Company had one loan that had been modified as a TDR during the twelve months prior to September 30, 2017, which had subsequently defaulted during the nine months ended September 30, 2017.

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

Impaired Loans

The following table summarizes impaired loan information by portfolio class at the indicated dates:

	September 30, 2018			December 31, 2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$1,225	$1,229	$-	$900	$909	$-
Commercial real estate	2,288	2,345	-	3,314	3,360	-
Commercial lines of credit	116	116	-	507	507	-
Other commercial and industrial	550	551	-	523	524	-
Home equity and junior liens	-	-	-	80	80	-
With an allowance recorded:
1-4 family first-lien residential mortgages	610	610	109	958	958	210
Commercial real estate	2,175	2,176	593	2,186	2,187	320
Commercial lines of credit	46	47	46	40	40	40
Other commercial and industrial	306	306	276	525	525	391
Home equity and junior liens	206	206	140	210	210	142
Total:
1-4 family first-lien residential mortgages	1,835	1,839	109	1,858	1,867	210
Commercial real estate	4,463	4,521	593	5,500	5,547	320
Commercial lines of credit	162	163	46	547	547	40
Other commercial and industrial	856	857	276	1,048	1,049	391
Home equity and junior liens	206	206	140	290	290	142
Totals	$7,522	$7,586	$1,164	$9,243	$9,300	$1,103

The following table presents the average recorded investment in impaired loans for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
1-4 family first-lien residential mortgages	$1,840	$1,343	$1,846	$1,477
Commercial real estate	4,497	5,185	4,976	4,996
Commercial lines of credit	186	438	365	422
Other commercial and industrial	947	905	1,001	958
Home equity and junior liens	207	213	228	282
Total	$7,677	$8,084	$8,416	$8,135

The following table presents the cash basis interest income recognized on impaired loans for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
1-4 family first-lien residential mortgages	$16	$13	$48	$34
Commercial real estate	62	89	128	184
Commercial lines of credit	4	4	25	16
Other commercial and industrial	5	6	24	20
Home equity and junior liens	3	3	9	7
Total	$90	$115	$234	$261

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

	For the three months ended September 30, 2018
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$722	$-	$4,141	$731	$1,271
Charge-offs	(27)	-	(31)	(12)	(1)
Recoveries	1	-	-	-	-
Provisions (credits)	65	-	(170)	66	(82)
Ending balance	$761	$-	$3,940	$785	$1,188
Ending balance: related to loans individually evaluated for impairment	109	-	593	46	276
Ending balance: related to loans collectively evaluated for impairment	$652	$-	$3,347	$739	$912
Loans receivables:
Ending balance	$231,830	$3,888	$213,303	$48,496	$60,984
Ending balance: individually evaluated for impairment	1,835	-	4,463	162	856
Ending balance: collectively evaluated for impairment	$229,995	$3,888	$208,840	$48,334	$60,128

		Home equity	Other
	Tax exempt	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$434	$291	$14	$7,605
Charge-offs	-	-	(33)	-	(104)
Recoveries	-	5	6	-	12
Provisions (credits)	-	(18)	166	264	291
Ending balance	$1	$421	$430	$278	$7,804
Ending balance: related to loans individually evaluated for impairment	-	140	-	-	1,164
Ending balance: related to loans collectively evaluated for impairment	$1	$281	$430	$278	$6,640
Loans receivables:
Ending balance	$10,163	$25,985	$26,410		$621,059
Ending balance: individually evaluated for impairment	-	206	-		7,522
Ending balance: collectively evaluated for impairment	$10,163	$25,779	$26,410		$613,537

	For the nine months ended September 30, 2018
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$865	$-	$3,589	$735	$1,214
Charge-offs	(219)	-	(31)	(62)	(172)
Recoveries	21	-	-	66	-
Provisions	94	-	382	46	146
Ending balance	$761	$-	$3,940	$785	$1,188

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$514	$208	$-	$7,126
Charge-offs	-	(17)	(144)	-	(645)
Recoveries	-	6	29	-	122
Provisions (credits)	-	(82)	337	278	1,201
Ending balance	$1	$421	$430	$278	$7,804

	For the three months ended September 30, 2017
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$813	$-	$2,804	$373	$1,611
Charge-offs	-	-	-	(7)	-
Recoveries	-	-	-	-	-
Provisions (credits)	(13)	-	477	348	(543)
Ending balance	$800	$-	$3,281	$714	$1,068
Ending balance: related to loans individually evaluated for impairment	181	-	14	40	381
Ending balance: related to loans collectively evaluated for impairment	$619	$-	$3,267	$674	$687
Loans receivables:
Ending balance	$209,147	$5,924	$187,960	$53,888	$43,779
Ending balance: individually evaluated for impairment	1,464	-	5,896	454	843
Ending balance: collectively evaluated for impairment	$207,683	$5,924	$182,064	$53,434	$42,936

		Home equity	Other
	Tax exempt	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$493	$163	$-	$6,258
Charge-offs	-	-	(57)	-	(64)
Recoveries	-	5	9	-	14
Provisions (credits)	-	(8)	88	71	420
Ending balance	$1	$490	$203	$71	$6,628
Ending balance: related to loans individually evaluated for impairment	-	142	-	-	758
Ending balance: related to loans collectively evaluated for impairment	$1	$348	$203	$71	$5,870
Loans receivables:
Ending balance	$11,064	$25,408	$29,733		$566,903
Ending balance: individually evaluated for impairment	-	212	-		8,869
Ending balance: collectively evaluated for impairment	$11,064	$25,196	$29,733		$558,034

	For the nine months ended September 30, 2017
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$759	$-	$2,935	$397	$1,658
Charge-offs	(156)	-	(505)	(60)	(17)
Recoveries	1	-	-	-	15
Provisions	196	-	851	377	(588)
Ending balance	$800	$-	$3,281	$714	$1,068

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$331	$166	$-	$6,247
Charge-offs	-	(69)	(97)	-	(904)
Recoveries	-	6	31	-	53
Provisions	-	222	103	71	1,232
Ending balance	$1	$490	$203	$71	$6,628

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

The allocation of the allowance for loan losses summarized on the basis of the Company’s calculation methodology was as follows:

	September 30, 2018
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$109	$-	$593	$46	$276
Historical loss rate	114	-	87	18	24
Qualitative factors	538	-	3,260	721	888
Total	$761	$-	$3,940	$785	$1,188

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$140	$-	$-	$1,164
Historical loss rate	-	21	218	-	482
Qualitative factors	1	260	212	-	5,880
Other	-	-	-	278	278
Total	$1	$421	$430	$278	$7,804

	September 30, 2017
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$181	$-	$14	$40	$381
Historical loss rate	106	-	121	77	14
Qualitative factors	513	-	3,146	597	673
Total	$800	$-	$3,281	$714	$1,068

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$142	$-	$-	$758
Historical loss rate	-	48	34	-	400
Qualitative factors	1	300	169	-	5,399
Other	-	-	-	71	71
Total	$1	$490	$203	$71	$6,628

Note 8:   Foreclosed Real Estate

The Company is required to disclose the carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession of the property at each reporting period.

(Dollars in thousands)	Number of properties	September 30, 2018	Number of properties	December 31, 2017
Foreclosed residential real estate	5	$268	5	$468

At September 30, 2018, the Company reported $996,000 in residential real estate loans in the process of foreclosure.

Note 9:   Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risks involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  The Company had $2.0 million of standby letters of credit as of September 30, 2018.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.   The fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The following tables summarizes assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	September 30, 2018
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$21,988	$-	$21,988
State and political subdivisions	-	22,865	-	22,865
Corporate	-	17,288	-	17,288
Asset backed securities	-	20,873	-	20,873
Residential mortgage-backed - US agency	-	33,033	-	33,033
Collateralized mortgage obligations - US agency	-	49,205	-	49,205
Collateralized mortgage obligations - Private label	-	23,496	-	23,496
Total available-for-sale securities	$-	$188,748	$-	$188,748

Marketable equity securities	$-	$541	$-	$541

	December 31, 2017
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$41,336	$-	$41,336
State and political subdivisions	-	13,681	-	13,681
Corporate	-	8,600	-	8,600
Asset backed securities	-	6,644	-	6,644
Residential mortgage-backed - US agency	-	35,742	-	35,742
Collateralized mortgage obligations - US agency	-	53,348	-	53,348
Collateralized mortgage obligations - Private label	-	11,052	-	11,052
Equity investment securities:
Common stock - Financial services industry	-	-	515	515
Total available-for-sale securities	$-	$170,403	$515	$170,918

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis during the nine months ended September 30, 2018 were as follows:

(In thousands)	Common Stock - Financial Services Industry

Balance - December 31, 2017	$515
Total gains realized/unrealized:
Included in earnings	-
Included in other comprehensive income	-
Settlements	-
Sales	-
Transfers to Level 2	(515)
Balance - September 30, 2018	$-
Changes in unrealized gains included in earnings related to assets still held at September 30, 2018	$-

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company's investments that are categorized within Level 3 of the fair value hierarchy at the indicated dates:

(In thousands)	At December 31, 2017
Investment Type	Fair Value	Valuation Techniques	Unobservable Input	Weight
Common Stock - Financial Services Industry	$515	Inputs to comparables	Weight ascribed to comparable companies	100%

Pathfinder Bank had the following assets measured at fair value on a nonrecurring basis as of September 30, 2018 and December 31, 2017:

		September 30, 2018
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$1,859	$1,859
Foreclosed real estate	$-	$-	$232	$232

		December 31, 2017
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$4,887	$4,887
Foreclosed real estate	$-	$-	$434	$434

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at the indicated dates.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At September 30, 2018
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

The Company owns a small percentage of the common stock of a single, otherwise unaffiliated, financial institution with a fair market value of $541,000 at September 30, 2018.  This financial institution had been recently formed, was relatively limited in the scope of its business activities, and was relatively small in asset size at the time the shares of common stock were initially acquired by the Company.  The shares of this financial institution are not, and have never been, listed on any public stock exchange.  Through December 31, 2017, the Company determined the fair market value of these shares using Level 3 methodologies.  The relatively unique characteristics of the institution precluded the use of significant inputs and value drivers observable in active markets through that date.  During the three months ended March 31, 2018, the Company’s management reevaluated the fair value methodology it had previously used with respect to this investment and determined that the institution’s increased size and current business activities had become reasonably comparable over time with applicable peer institutions.   Consequently, relevant significant inputs and value drivers observable in active markets were deemed to be present and available beginning with the three months ended March 31, 2018.  Accordingly, the Company transferred this asset from Level 3 to Level 2 at March 31, 2018 for purposes of the accompanying fair value disclosure. The investment was valued using Level 2 methodologies at September 30, 2018 and it is expected to be valued using Level 2 methodologies prospectively.  There have been no transfers of assets into or out of any fair value measurement during the three months ended September 30, 2018.

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

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		September 30, 2018		December 31, 2017
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$35,974	$35,974	$21,991	$21,991
Investment securities - available-for-sale	2	188,953	188,953	170,623	170,623
Investment securities - available-for-sale	3	-	-	515	515
Investment securities - marketable equity	2	541	541	-	-
Investment securities - held-to-maturity	2	26,084	25,628	66,196	66,426
Federal Home Loan Bank stock	2	4,187	4,187	3,855	3,855
Net loans	3	613,055	598,372	573,705	570,439
Accrued interest receivable	1	2,915	2,915	3,047	3,047

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$490,282	$490,282	$510,176	$510,176
Time Deposits	2	265,922	264,215	213,427	212,453
Borrowings	2	79,636	79,160	73,888	73,575
Subordinated loans	2	15,085	14,899	15,059	14,953
Accrued interest payable	1	326	326	186	186

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

The capital gain income and the additional recognized tax benefits derived from these transactions were partially offset by an additional $266,000 in after-tax interest expense on borrowings derived from additional pre-tax interest expense on those borrowings of $430,000 that reduced pretax net interest margin by that amount for the nine months ended September 30, 2017.  In total, after-tax net income increased by $80,000 for the nine months ended September 30, 2017 as a result of these hedging transactions.  The Company did not have any hedging activities during the nine months ended September 30, 2018.

The Company adopted ASU 2017-12: Derivatives and Hedging [Topic 815]: Targeted Improvements to Accounting for Hedging Activities, effective January 1, 2018, in the second quarter of 2018.  The amended guidance within this Update expands and clarifies hedge accounting for nonfinancial and financial risk components, aligns the recognition and presentation of the effects of the hedging instrument and hedged item in the financial statements, and simplifies the requirements for assessing effectiveness in a hedging relationship.  The Company did not have any hedging activities during the nine months ended September 30, 2018, but expects to utilize hedging in the future to improve the management of its risk profiles.  In order to facilitate potential future hedging activities, the Company transferred 52 investment securities with an aggregate amortized cost before transfer of $35.2 million from the held-to-maturity classification to the available-for-sale classification at the date of adoption.

Note 12:   Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) (“AOCI”), net of tax, for the periods indicated are summarized in the table below.

	For the three months ended September 30, 2018
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available- for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(2,156)	$(3,248)	$(67)	$(5,471)
Other comprehensive income before reclassifications	-	(456)	4	(452)
Amounts reclassified from AOCI	31	44	-	75
Ending balance	$(2,125)	$(3,660)	$(63)	$(5,848)

	For the three months ended September 30, 2017
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available- for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(1,468)	$(523)	$(429)	$(2,420)
Other comprehensive income before reclassifications	-	(103)	15	(88)
Amounts reclassified from AOCI	22	(65)	-	(43)
Ending balance	$(1,446)	$(691)	$(414)	$(2,551)

	For the nine months ended September 30, 2018
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available- for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(2,220)	$(1,558)	$(430)	$(4,208)
Other comprehensive income before reclassifications	-	(2,305)	124	(2,181)
Amounts reclassified from AOCI	95	140	-	235
Cumulative effect of change in measurement of equity securities (1)	-	(53)	-	(53)
Cumulative effect of change in investment securities transfer (2)	-	116	243	359
Ending balance	$(2,125)	$(3,660)	$(63)	$(5,848)

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

	For the nine months ended September 30, 2017
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available- for-Sale Securities	Securities reclassified from AFS to HTM	Total
Beginning balance	$(1,513)	$(1,845)	$(464)	$(3,822)
Other comprehensive income before reclassifications	-	1,342	50	1,392
Amounts reclassified from AOCI	67	(188)	-	(121)
Ending balance	$(1,446)	$(691)	$(414)	$(2,551)

The following table presents the amounts reclassified out of each component of AOCI for the indicated period:

	Amount Reclassified			Amount Reclassified
	from AOCI (1)			from AOCI (1)
	(Unaudited)			(Unaudited)
(In thousands)	For the three months ended			For the nine months ended
Details about AOCI (1) components	September 30, 2018	September 30, 2017	Affected Line Item in the Statement of Income	September 30, 2018	September 30, 2017
Retirement plan items
Retirement plan net losses recognized in plan expenses (2)	$(43)	$(37)	Salaries and employee benefits	$(129)	$(109)
Tax effect	12	15	Provision for income taxes	34	42
	$(31)	$(22)	Net Income	$(95)	$(67)

Available-for-sale securities
Realized gain on sale of securities	$(60)	$108	Net gains on sales and redemptions of investment securities	$(189)	$314
Tax effect	16	(43)	Provision for income taxes	49	(126)
	$(44)	$65	Net Income	$(140)	$188

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

The Company recognizes revenue as it is earned.  The adoption of ASU 2014-09 required that credit card interchange revenue be presented net of rewards expense in noninterest income.  For the three months ended September 30, 2018 and 2017, the Company recognized credit cards reward program expense as a reduction of noninterest income in the amounts of $28,000 and $29,000, respectively.  For the nine months ended September 30, 2018 and 2017, the Company recognized credit cards reward program expense as a reduction of noninterest income in the amounts of $66,000 and $68,000, respectively.

The Company has included the following table regarding the Company’s noninterest income for the periods presented.

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2018	2017	2018	2017
Service fees
Insufficient funds fees	$218	$224	$618	$617
Deposit related fees	49	46	148	141
ATM fees	24	25	72	74
Total service fees	291	295	838	832
Fee Income
Insurance commissions	172	175	632	627
Investment services revenue	70	40	218	186
ATM fees surcharge	71	65	178	170
Banking house rents collected	34	26	100	81
Total fee income	347	306	1,128	1,064
Card income
Debit card interchange fees	141	105	432	373
Merchant card fees	21	15	54	40
Total card income	162	120	486	413
Mortgage fee income and realized gain on sale of loans and foreclosed real estate
Loan servicing fees	25	44	108	112
Net gains (losses) on sales of loans and foreclosed real estate	8	2	24	(43)
Total mortgage fee income and realized gain on sale of loans and foreclosed real estate	33	46	132	69
Total	833	767	2,584	2,378
Earnings and gain on bank owned life insurance	138	92	319	225
Net (losses) gains on sales and redemptions of investment securities	(60)	108	(189)	314
Gains on equity securities	-	-	26	-
Other miscellaneous income	29	14	119	51
Total noninterest income	$940	$981	$2,859	$2,968

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

Note 14: Subsequent Events

On October 24, 2018, the Company contractually agreed to acquire a mixed-use commercial and office facility located in downtown Oswego, NY.  Management plans a multi-use strategy for the building, which will include development of a portion of the building for lease to unrelated third parties.   The acquisition will provide future tenant rental income, some additional flexible space for the Company’s use and is intended to provide support for the City of Oswego’s Downtown Revitalization Initiative.  The final acquisition price for the facility will be $1.8 million, of which a $200,000 deposit was capitalized in October 2018.  It is expected that the purchase transaction will be formally completed in the fourth quarter of 2018.  Under the contractual agreement, the Bank has prepossession development rights and plans to immediately begin the process of converting the structure for both tenant and internal uses.  The net financial impact of this transaction is not expected to be material to the operating results of the Company in future periods.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

General

The Company is a Maryland corporation headquartered in Oswego, New York.  The Company is 100% owned by public shareholders.  The primary business of the Company is its investment in Pathfinder Bank (the "Bank"), a New York State chartered commercial bank, which is 100% owned by the Company.  The Bank has two wholly owned operating subsidiaries, Pathfinder Risk Management Company, Inc. (“PRMC”) and Whispering Oaks Development Corp. All significant inter-company accounts and activity have been eliminated in consolidation.  Although the Company owns, through its subsidiary PRMC, 51% of the membership interest in FitzGibbons Agency, LLC (“Agency”), the Company is required to consolidate 100% of the Agency within the consolidated financial statements.  The 49% of which the Company does not own is accounted for separately as noncontrolling interests within the consolidated financial statements.  At September 30, 2018, the Company and subsidiaries had total consolidated assets of $921.6 million, total consolidated liabilities of $858.1 million and shareholders' equity of $63.3 million plus noncontrolling interest of $243,000, which represents the 49% of the Agency not owned by the Company.

The following discussion reviews the Company's financial condition at September 30, 2018 and the results of operations for the three and nine month periods ended September 30, 2018 and 2017. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Statement Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to:

•	Credit quality and the effect of credit quality on the adequacy of our allowance for loan losses;
•	Deterioration in financial markets that may result in impairment charges relating to our securities portfolio;
•	Competition in our primary market areas;
•	Changes in interest rates and national or regional economic conditions;
•	Changes in monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;
•	Significant government regulations, legislation and potential changes thereto;
•	A reduction in our ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;
•	Increased cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;
•	Cyberattacks, computer viruses and other technological threats that may breach the security of our websites or other systems;
•	Technological changes that may be more difficult or expensive than expected;
•	Limitations on our ability to expand consumer product and service offerings due to potential stricter consumer protection laws and regulations; and
•	Other risks described herein and in the other reports and statements we file with the SEC.

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

Deferred income tax assets and liabilities are determined using the liability method.  Under this method, the net deferred tax asset or liability is recognized for the future tax consequences.  This is attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating and capital loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  If current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established.  The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.  No valuation allowances were maintained at September 30, 2018 and December 31, 2017.  The Tax Cuts and Jobs Act of 2017 (“Tax Act”), which was effective on January 1, 2018, reduced the Company’s corporate federal tax rate from 34% to 21%, starting on that date, and affected the valuation of its net deferred tax assets calculated under GAAP, at December 31, 2017. The Company’s effective tax rate differs from the federal statutory tax rate due primarily to tax-exempt income from specific types of investment securities and loans, and bank owned life insurance.  The Company’s effective New York State tax rate differs from the state statutory tax rate of 6.5% due primarily to state tax-exempt income that can now be calculated under a newly-available modification of the state’s tax laws.  This modification allows the Company to exclude up to 50% of interest income derived from qualified lending activities within the State from its state taxable income.  The exclusion of this substantial portion of interest income from the Company’s New York State tax calculation significantly reduces the Company’s state income-based tax to a level where only immaterial capital-based or minimum franchise taxes apply.

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

Fair values for securities available-for-sale are obtained from unaffiliated third party pricing services.  Where available, fair values are based on quoted prices on a nationally recognized securities exchange.  If quoted prices are not available, fair values are measured using quoted market prices for similar benchmark securities. Management made no adjustments to the fair value quotes that were provided by the pricing sources. Fair values for marketable equity securities are based on quoted prices on a nationally recognized securities exchange for similar benchmark securities.  The fair values of foreclosed real estate and the underlying collateral value of impaired loans are typically determined based on evaluations by third parties, less estimated costs to sell.  When necessary, appraisals are updated to reflect changes in market conditions. On January 1, 2018, the Company adopted Accounting Standards Update (ASU) 2016-01: Financial Instruments – Overall [Subtopic 825-10]: Recognition and Measurement of Financial Assets and Financial Liabilities.  The ASU requires the use of exit pricing in disclosures related to the fair value of financial instruments.  Accordingly, at September 30, 2018, the financial assets and liabilities of the Company were valued at a price that represents the Company’s exit price or the price at which these instruments would be sold or transferred. The adoption of the ASU did not materially affect the fair value evaluations of the financial assets and financial liabilities of the Company at the adoption date. Further information on the estimation of fair values can be found in Note 22 to the consolidated annual financial statements.

Management performs an evaluation of our goodwill for possible impairment of the recorded value of goodwill for each of our reporting units at each fiscal year end, or if events or circumstances warrant an evaluation. Based on the results of the December 31, 2017 evaluation, management has determined that the carrying value of goodwill was not impaired as of that date. No events or circumstances arose during the nine months ended September 30, 2018 to adversely affect the Company’s recorded goodwill. The evaluation approach is described in Note 10 of the consolidated annual financial statements.

Recent Events

On September 28, 2018, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.06 per common share.  The dividend is payable on November 9, 2018 to shareholders of record on October 19, 2018.

Overview and Results of Operations

The following represents the significant highlights of the Company’s operating results between the third quarter of 2018 and the third quarter of 2017.

•	Net income increased $78,000, or 8.6%, to $985,000.
•	Basic and diluted earnings per share both increased $0.01 to $0.23.
•	Return on average assets remain unchanged at 0.44% as average assets increased proportionally with the increase in net income.
•

Net interest income, after provision for loan losses, increased $522,000, or 9.3%, to $6.1 million.  This increase in earnings was primarily due to the increase of $73.5 million in average balances of interest-earning assets and an increase in the average yield earned on those assets of 28 basis points.

•	Net interest margin decreased by nine basis points to 3.01%, primarily as a result of a 42 basis point increase in the average rate paid on interest-earning liabilities.
•

The effective income tax rate decreased 16.7% to 13.6% for the three months ended September 30, 2018 as compared to 30.3% for the same three month period in 2017.  This reduction in the effective tax rate was primarily the result of the combined effects of the Tax Act and changes to the New York State tax code that became effective on January 1, 2018.

The following represents significant highlights of the Company’s operating results between the first nine months of 2018 and the first nine months of 2017.

•	Net income improved by $307,000, or 11.7%, to $2.9 million.
•	Basic and diluted earnings per share each improved by $0.06 to $0.71 and $0.69 per share, respectively.
•	Return on average assets remain unchanged at 0.44% as average assets increased proportionally with the increase in net income.
•

Net interest income, after provision for loan losses, increased by $2.2 million, or 13.9%, to $18.1 million.  This increase in earnings was primarily due to the increase of $86.3 million in average balances of interest earning assets and an increase in the average yield earned on those assets of 26 basis points.

•

Net interest margin increased by three basis points to 3.03%, primarily as a result of a 26 basis point increase in the average yield earned on interest-earning assets, primarily due to increases in the average yield earned on loans and taxable investment securities.

•

The effective income tax rate decreased 10.9% to 14.6% for the nine months ended September 30, 2018 as compared to 25.5% for the same nine month period in 2017.  This reduction in the effective tax rate was primarily the result of the combined effects of the Tax Act and changes to the New York State tax code that became effective on January 1, 2018.

The following reflects the significant changes in financial condition between the periods of December 31, 2017 and September 30, 2018.  In addition, the following reflects significant changes in asset quality metrics between September 30, 2017 and September 30, 2018.

•

Total assets increased $40.4 million, or 4.6%, to $921.6 million at September 30, 2018, as compared to $881.3 million at December 31, 2017, primarily due to increases in loans and cash and cash equivalents, partially offset by a decrease in investment securities.  These increases were funded largely by increases in long-term borrowings from the FHLB and increases in deposits, including brokered deposits, as well as the cash flow from the sale and maturity of investment securities.

•

Asset quality metrics remained stable in comparison to recent reporting periods and are comparable to peer group averages. The Company’s consistent asset quality metrics are reflective of its disciplined risk management process, along with the relative economic stability of its Central New York State market area.  Nonperforming loans to total loans decreased to 0.75% at September 30, 2018, compared to 0.84% at December 31, 2017, and 0.86% at September 30, 2017.  Correspondingly, the ratio of the allowance for loan losses to nonperforming loans for third quarter 2018 was 166.82%, as compared to 145.61% at December 31, 2017 and 136.83% at September 30, 2017. Annualized net loan charge-offs to average loans ratio remained favorable and was 0.12% for the third quarter of 2018, compared to 0.16% for the fourth quarter of 2017 and 0.21% for the third quarter of 2017.

The Company had net income of $985,000 for the three months ended September 30, 2018 compared to net income of $907,000 for the three months ended September 30, 2017.  The $78,000 increase in net income was due primarily to a $1.3 million increase in interest and dividend income, a $229,000 decrease in income tax expense, and a decrease of $129,000 in the provision for loan losses.  This increase was partially offset by a $904,000 increase in interest expense, a $659,000 increase in noninterest expense, and a decrease in noninterest income of $41,000.

Net interest income before the provision for loan losses increased $393,000, or 6.5%, to $6.4 million for the three months ended September 30, 2018 as compared to $6.0 million for the same three month period in 2017.  The increase was primarily the result of the increase in average interest-earning asset balances due to increases in average loans and average taxable investment securities.  The positive effects of increased average interest-earning assets for the three months ended September 30, 2018, as compared to the same three month period in 2017, were also enhanced by an increase in the average yield of those assets of 28 basis points to 4.16% for the three months ended September 30, 2018 from 3.88% for the same three month period of the previous year. This increase in net interest income was partially offset by an increase in the average balance and average cost of interest-bearing liabilities between the year-over-year third quarter periods.

The $41,000, or 4.2%, decrease in noninterest income in the quarter ended September 30, 2018, as compared to the same quarterly period in 2017, was primarily the result of a net decrease of $168,000 in the net gains on the sales and redemptions of investment securities from a gain of $108,000 for the three months ended September 30, 2017 to a net loss of $60,000 for the same quarter in 2018.  During the three months ended September 30, 2018, Company-initiated sales and issuer-initiated redemptions of investment securities in the amount of $6.3 million, generated a net loss of $60,000, or 0.95%.  The investment securities sales were part of the Company’s portfolio optimization and liquidity management strategies. It is the intention of management to reinvest the proceeds of these investment securities transactions into potentially higher yielding interest-earning assets in future periods.

Excluding the effects of the quarter over quarter reduction in gains on the sale of investment securities, all other noninterest income categories increased by $127,000, or 14.5% to $1.0 million in the quarter ended September 30, 2018 as compared with $873,000 in the same quarter of 2017.  This $127,000 quarter over quarter increase in noninterest income, excluding the effects of gains on the sales and redemptions of investment securities, was due primarily to increases of $62,000 in other charges, commissions and fees, a $46,000 increase in earnings and gains on bank owned life insurance, a $36,000 increase in debit card interchange fees, and a $6,000 increase in gains on the sale of loans and foreclosed real estate, partially offset by a $19,000 decrease in loan servicing fees.

The $659,000 increase in noninterest expense in the quarter ended September 30, 2018, as compared to the same quarterly period in 2017, was due primarily to an increase of $357,000, or 12.1%, in salaries and employee benefits expense that reflected an increase in staffing levels intended to meet increased loan demand and to better serve customers and potential customers as the Bank’s operations continue to expand primarily into Onondaga County, New York.  In addition, professional and other services increased $114,000, building and occupancy expenses increased $59,000, and data processing expenses increased $39,000.  All other noninterest expense categories increased $90,000, or 8.8%, in aggregate during the quarter ended September 30, 2018, as compared to the same three month period in 2017.

The $129,000 decrease in the provision for loan losses in the quarter ended September 30, 2018, as compared with the same quarter of 2017, was primarily due to favorable changes to both the quantitative and environmental factors deemed to be appropriate for the Bank’s loan portfolio, as well as ongoing stable asset quality metrics, partially offset by an increase in the provision for loan losses recorded due to the increase in the loan portfolio’s aggregate size.  The ratio of nonperforming loans to total loans improved to 0.75% at September 30, 2018 as compared to 0.84% at December 31, 2017 as a result of  a decrease in nonaccrual residential real estate loans, commercial loans, and consumer loans, offset by an increase in nonaccrual commercial real estate loans.  Partially offsetting the effects of these improvements in credit quality metrics was the increase in the estimable and probable loan losses inherent in the loan portfolio due to increases of $55.6 million, or 10.0%, in average loan balances in the third quarter of 2018 as compared with the same quarter of 2017.

In comparing the year-over-year third quarter periods, the return on average assets remained unchanged at 0.44% as average assets (the denominator in the ratio) increased proportionally with the increase in net income (the numerator in the ratio).  Average assets increased primarily due to increases in average loans and average taxable investment securities of $55.6 million and $18.6 million, respectively, in the third quarter of 2018 as compared to the same quarter of 2017.  Average interest-bearing deposits increased $65.2 million in the third quarter of 2018, as compared with the same quarter in 2017, due to increased brokered and consumer deposits, resulting in part from new loan account relationships, particularly in Onondaga County. These increases in average deposits were partially offset by decreases in municipal deposits that are considered to be seasonal in nature.

The Company had net income of $2.9 million for the nine months ended September 30, 2018 compared to net income of $2.6 million for the nine months ended September 30, 2017.  The $307,000 increase in net income available to common shareholders was due primarily to a $4.1 million increase in interest and dividend income, a $364,000 decrease in income tax expense, and a decrease of $31,000 in provision for loan losses. This increase was partially offset by an increase of $2.3 million in noninterest expense, a $1.9 million increase in interest expense, and a $109,000 decrease in noninterest income.

Net interest income before the provision for loan losses increased $2.2 million, or 12.7%, to $19.3 million for the nine months ended September 30, 2018 as compared to $17.1 million for the same nine month period in the previous year.  The increase was primarily a result of the increase in average balances on loans and taxable investment securities and an increase in the average yield earned on those balances, partially offset by an increase in the average balance and average cost of those interest-bearing liabilities between the year-over-year nine month periods.

The $109,000, or 3.7% decrease in noninterest income in the nine months ended September 30, 2018, as compared to the same nine month period in 2017, was primarily the result of a net decrease of $503,000 in the net gains on the sales and redemptions of investment securities from a gain of $314,000 for the nine months ended September 30, 2017 to a net loss of $189,000 for the same nine month period in 2018.  The net gains on investment securities during the nine months ended September 30, 2017 were primarily the result of $250,000 in net gains recorded on short-term interest rate hedging activities in that period. There were no hedging activities of this type in the nine months ended September 30, 2018. During the nine months ended September 30, 2018, Company-initiated sales and issuer-initiated redemptions of investment securities in the amount of $34.6 million, generated a net loss of $189,000, or 0.55%.  The investment securities sales were part of the Company’s portfolio optimization and liquidity management strategies. It was the intention of management at the time of sale to reinvest the proceeds of these investment securities transactions into potentially higher yielding interest-earning assets in subsequent periods.

Excluding the effects of the period over period reduction in gains on the sale of investment securities, all other noninterest income categories increased in the aggregate by $394,000, or 14.8%, to $3.0 million in the nine months ended September 30, 2018 as compared with $2.7 million in the same nine month period of 2017.  This $394,000 period over period increase in noninterest income, excluding the effects of gains on the sales and redemptions of investment securities, was due primarily to increases of $146,000 in other charges, commissions and fees, a $94,000 increase in earnings and gains on bank owned life insurance, a $67,000 increase in net gains on sales of loans and foreclosed real estate, and a $59,000 increase in debit interchange fees.

The $2.3 million increase in noninterest expense for the nine months ended September 30, 2018 as compared to the same nine month period in 2017 was due primarily to an increase of $1.2 million, or 13.9%, in salary and employee benefits expense that reflected in part an increase in staffing levels intended to meet increased loan demand and to better serve customers and potential customers as the Bank’s operations continue to expand into Onondaga County.  In addition, professional and other services expense increased $440,000, data processing expense increased $151,000, building occupancy expense increased $133,000, FDIC assessment expense increased $117,000, advertising expense increased $99,000, and audits and exams expense increased $61,000.  All other noninterest expense categories increased $59,000, or 3.0%, in aggregate for the nine month period ended September 30, 2018, as compared to the same nine month period in 2017.

For the first nine months of 2018 and 2017, we recorded $1.2 million in provision for loan losses.  The provision for loan losses was consistent with the prior year due principally to favorable changes to both the quantitative and environmental factors assigned to the Bank’s loan portfolio in aggregate, partially offset by $70.1 million, or 13.1%, increase in average loan balances in the nine months ended September 30, 2018 as compared with the same nine month period of 2017 and the resultant increase in the estimable and probable loan losses inherent in the loan portfolio.

Return on average assets remained unchanged at 0.44% between the year-over-year nine month periods as average assets (the denominator in the ratio) increased proportionally with the increase in net income (the numerator in the ratio).

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

	For the three months ended September 30,
	2018			2017
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$613,889	$7,213	4.70%	$558,280	$6,291	4.51%
Taxable investment securities	194,925	1,409	2.89%	176,328	1,024	2.32%
Tax-exempt investment securities	23,568	143	2.43%	27,526	188	2.73%
Fed funds sold and interest-earning deposits	16,921	65	1.54%	13,621	30	0.88%
Total interest-earning assets	849,303	8,830	4.16%	775,755	7,533	3.88%
Noninterest-earning assets:
Other assets	59,232			49,474
Allowance for loan losses	(7,721)			(6,387)
Net unrealized losses
on available-for-sale securities	(4,273)			(910)
Total assets	$896,541			$817,932
Interest-bearing liabilities:
NOW accounts	$67,203	$30	0.18%	$71,611	$30	0.17%
Money management accounts	13,117	5	0.15%	13,862	6	0.17%
MMDA accounts	218,866	583	1.07%	207,747	340	0.65%
Savings and club accounts	83,620	21	0.10%	85,123	21	0.10%
Time deposits	255,267	1,200	1.88%	194,483	619	1.27%
Subordinated loans	15,079	216	5.73%	15,045	201	5.34%
Borrowings	71,807	379	2.11%	78,595	313	1.59%
Total interest-bearing liabilities	724,959	2,434	1.34%	666,466	1,530	0.92%
Noninterest-bearing liabilities:
Demand deposits	100,932			83,178
Other liabilities	6,570			5,842
Total liabilities	832,461			755,486
Shareholders' equity	64,080			62,446
Total liabilities & shareholders' equity	$896,541			$817,932
Net interest income		$6,396			$6,003
Net interest rate spread			2.82%			2.96%
Net interest margin			3.01%			3.10%
Ratio of average interest-earning assets
to average interest-bearing liabilities			117.15%			116.40%

	For the nine months ended September 30,
	2018			2017
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$604,987	$20,949	4.62%	$534,905	$17,901	4.46%
Taxable investment securities	194,133	3,837	2.64%	175,603	2,705	2.05%
Tax-exempt investment securities	31,521	608	2.57%	29,412	778	3.53%
Fed funds sold and interest-earning deposits	15,345	161	1.40%	19,792	103	0.69%
Total interest-earning assets	845,986	25,555	4.03%	759,712	21,487	3.77%
Noninterest-earning assets:
Other assets	56,033			51,621
Allowance for loan losses	(7,458)			(6,248)
Net unrealized (losses)
on available for sale securities	(3,666)			(1,676)
Total assets	$890,895			$803,409
Interest-bearing liabilities:
NOW accounts	$67,741	$83	0.16%	$66,891	$78	0.16%
Money management accounts	13,865	16	0.15%	13,948	19	0.18%
MMDA accounts	241,363	1,654	0.91%	220,791	901	0.54%
Savings and club accounts	83,806	64	0.10%	84,604	62	0.10%
Time deposits	235,347	2,933	1.66%	185,448	1,616	1.16%
Subordinated loans	15,071	629	5.56%	15,037	591	5.24%
Borrowings	68,608	920	1.79%	68,313	1,139	2.22%
Total interest-bearing liabilities	725,801	6,299	1.16%	655,032	4,406	0.90%
Noninterest-bearing liabilities:
Demand deposits	95,542			82,229
Other liabilities	6,166			5,271
Total liabilities	827,509			742,532
Shareholders' equity	63,386			60,877
Total liabilities & shareholders' equity	$890,895			$803,409
Net interest income		$19,256			$17,081
Net interest rate spread			2.87%			2.87%
Net interest margin			3.03%			3.00%
Ratio of average interest-earning assets
to average interest-bearing liabilities			116.56%			115.98%

As indicated in the above tables, net interest income, before provision for loan losses, increased $393,000, or 6.5%, to $6.4 million for the three months ended September 30, 2018 as compared to $6.0 million for the same prior year period.  This increase was due principally to the $73.5 million, or 9.5%, increase in the average balance of interest-earning assets, and an increase of 28 basis points on the average interest yield earned on those assets.  These positive factors on net interest income were partially offset by an increase in the average balance of interest-bearing liabilities of $58.5 million, or 8.8%, and an increase of 42 basis points on the average interest rate paid on those liabilities.   In total, net interest margin decreased 9 basis points to 3.01% due largely to the increase in the average rates paid on average interest-bearing liabilities, as noted above.  The following analysis should also be viewed in conjunction with the table below which reports the changes in net interest income attributable to rate and volume.

Interest and dividend income increased $1.3 million, or 17.2%, to $8.8 million for the three months ended September 30, 2018 compared to $7.5 million for the same three month period in 2017.  The increase in interest income was due principally to the increase in average interest-earning assets (primarily loans and taxable investment securities) which increased between the year-over-year third quarter periods by 10.1%.  The increase in the average balances of loans reflects the Company’s continued success in its expansion within the greater Syracuse, New York market.  Further supporting the quarter-over-quarter increase in interest income, the average yield on the loan and taxable investment portfolios improved 19 basis points to 4.70% and 57 basis points to 2.89%, respectively.  The increase in the average yield on loans was the result of new loan production being added to the loan portfolio at rates slightly higher than the average rates of the previously existing portfolio.  The increase in the average yield on taxable investment securities was the result of an increase in book yields on adjustable-rate securities and the purchase of new securities, often with longer durations or more credit risk exposure, at rates higher than the average yields of securities within the previously-existing portfolio whose balances continue to be reduced by amortization and maturities.

Interest expense for the three months ended September 30, 2018 increased $904,000, or 59.1%, to $2.4 million when compared to the same prior year period.  Deposit interest expense increased $823,000, or 81.0%, to $1.8 million due to a $65.2 million increase in the average balance of interest-bearing deposits accompanied by a 44 basis point increase in the average annualized rate paid on these deposits to 1.15% for the three months ended September 30, 2018, as compared with the same three month period in 2017. This increase in average rates was primarily due to a 61 and 42 basis point increase in the average rates paid on time deposits and money market deposit accounts (“MMDA”), respectively, during the three months ended September 30, 2018 as compared to the same three month period in 2017.  These increases in the average rates paid on time deposits and MMDA deposits, which include brokered deposits, reflected the competitive environment for such deposits within the Company’s marketplace as well as a general increase in short-term interest rates nationally. Further contributing to the increase in interest expense in the three months ended September 30, 2018, as compared with the same three month period in 2017, was an increase in borrowings expense and subordinated loan expense of $66,000 and $15,000, respectively.

For the nine month period ended September 30, 2018, net interest income, before the provision for loan losses, increased $2.2 million, or 12.7%, to $19.3 million compared to $17.1 million for the nine months ended September 30, 2017.  Interest and dividend income increased $4.1 million, or 18.9%, to $25.6 million for the nine months ended September 30, 2018 from $21.5 million for the same nine month period in 2017.  The increase in interest income was due principally to the increases in average balances of loans, and the aggregate balances of taxable and tax-exempt investment securities, which increased 13.1% and 10.1%, respectively, between the year-over-year nine month periods.  The increase in the average balances of loans reflects the Company’s continued success in its expansion within the greater Syracuse market.  These increases were also positively affected by the increase in the average yield on loans and taxable investment securities of 16 basis points to 4.62% and 59 basis points to 2.64%, respectively.  This increase in the average yield on loans was the result of new loan production being added to the loan portfolio at rates slightly higher than the average rates of the previously existing portfolio.  The increase in the average yield on taxable investment securities was the result of an increase in book yields on adjustable-rate securities and the purchase of new securities, often with longer durations or more credit risk exposure, at rates higher than the average rates of securities within the previously-existing portfolio whose balances continue to be reduced by amortization, maturities and sales.

Interest expense for the nine months ended September 30, 2018 increased $1.9 million, or 43.0%, to $6.3 million as compared to $4.4 million for the nine months ended September 30, 2017.  The increase in interest expense was due principally to the increase in average interest-bearing liabilities of $70.8 million, along with a 26 basis point increase in the average rate paid on these liabilities to 1.16%.  The increase in average rates paid on interest-bearing liabilities was due to a $2.1 million increase in deposit interest expense, partially offset by a $219,000 decrease in interest expense paid on borrowed funds. The average balances of interest-bearing deposits, which include brokered deposits, increased $70.4 million between the year-over-year nine month periods.  Deposit interest expense increased 37 basis points to 0.99% for the nine months ended September 30, 2018 as compared with 0.62% for the same nine month period in 2017.  This increase was primarily due to a 50 and 37 basis point increase in the average rate paid on time deposits and MMDA deposits, respectively, during the nine months ended September 30, 2018 as compared to the same time period in 2017.  These increases in the average rates paid on time deposits and MMDA deposits, which include brokered deposits, reflected the competitive environment for such deposits within the Company’s marketplace and a general increase in short-term interest rates nationally.

The $219,000 decrease in interest expense related to borrowings between the year-over-year nine month periods was primarily due to a reduction of $430,000 in pretax interest expense paid that was related to the Bank’s short-term interest rate risk hedging activities in 2017.  This reduction in interest expense paid on borrowings was partially offset by an increase of $211,000 in interest expense related to non-hedge related borrowings. There were no hedging activities in the first nine months of 2018.  During the first nine months of 2017, the Bank paid $430,000 in net interest on a $40 million U.S. Treasury security that it had received from an unrelated entity as collateral for a short term loan.  The U.S. Treasury security was sold by the Bank, which placed the Bank in what is commonly referred to as a “short” position with respect to that security.  During the period of time that the Bank was in a short position with respect to the security, short-term interest rates generally rose and the Bank reacquired the security with a realized gain, net of tax benefits, of $346,000.  The $211,000 increase in non-hedge related borrowings interest expense was primarily due to a 41 basis point increase in the average rate paid on non-hedge related borrowings to 1.79% in the nine months ended September 30, 2018 from 1.38% in the same nine month period of 2017.  This increase in the average rate paid on non-hedge related borrowings was primarily due to a general year-over-year nine month increase in short-term interest rates.

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

	Three months ended September 30,			Nine months ended September 30,
	2018 vs. 2017			2018 vs. 2017
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Loans	$645	$277	$922	$2,410	$638	$3,048
Taxable investment securities	116	269	385	307	825	1,132
Tax-exempt investment securities	(25)	(20)	(45)	82	(252)	(170)
Interest-earning deposits	9	26	35	(40)	98	58
Total interest income	745	552	1,297	2,759	1,309	4,068
Interest Expense:
NOW accounts	(8)	8	-	1	4	5
Money management accounts	-	(1)	(1)	-	(3)	(3)
MMDA accounts	19	224	243	91	662	753
Savings and club accounts	(1)	1	-	(1)	3	2
Time deposits	230	351	581	507	810	1,317
Subordinated loans	-	15	15	1	37	38
Borrowings	(157)	223	66	8	(227)	(219)
Total interest expense	83	821	904	607	1,286	1,893
Net change in net interest income	$662	$(269)	$393	$2,152	$23	$2,175

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

Management extensively reviews recent trends in historical losses, qualitative factors and specific reserve needs on loans individually evaluated for impairment in its determination of the adequacy of the allowance for loan losses. We recorded $291,000 in provision for loan losses for the three month period ended September 30, 2018, as compared to $420,000 for the three month period ended September 30, 2017.  The $129,000 decrease in the provision for loan losses was primarily due to favorable changes to both the quantitative and environmental factors deemed to be appropriate for the Bank’s loan portfolio, as well as ongoing stable asset quality metrics, partially offset by a $55.6 million, or 10.0%, increase in average loan balances in the third quarter of 2018 as compared with the same quarter of 2017 and the resultant increase in the estimable and probable loan losses inherent in the loan portfolio.

For the first nine months of 2018 and 2017, we recorded $1.2 million in provision for loan losses.  The  provision for loan losses was consistent with the prior year primarily due to favorable changes to both the quantitative and environmental factors deemed to be appropriate for the Bank’s loan portfolio, as well as ongoing stable asset quality metrics, partially offset by a $70.1 million, or 13.1% increase in average loan balances for the nine month period ended September 30, 2018 as compared with the same period in 2017 and the resultant increase in the estimable and probable loan losses inherent in the loan portfolio.

The Company measures delinquency based on the amount of past due loans as a percentage of total loans.  The ratio of delinquent loans to total loans increased to 2.24% at September 30, 2018 as compared to 2.09% at December 31, 2017.  Delinquent loans (numerator of the ratio) increased $1.7 million while total loan balances (denominator of the ratio) increased $39.8 million at September 30, 2018, as compared to December 31, 2017.  The increase in past due loans was primarily driven by an increase of $4.2 million in loans delinquent 30-59 day, partially offset by a decrease of $2.4 million in loans delinquent 60-89 days, and a $114,000 decrease in loans delinquent 90 days or more.  At September 30, 2018, there were $13.9 million in loans past due including $8.5 million in loans 30-59 days past due, $934,000 in loans 60-89 days past due, and $4.5 million in loans 90 or more days past due.  At December 31, 2017, there were $12.2 million in loans past due, including $4.3 million in loans 30-59 days past due, $3.3 million in loans 60-89 days past due, and $4.6 million in loans 90 or more days past due.

The increase of $1.7 million in total loans past due at September 30, 2018, as compared to December 31, 2017, was primarily due to an increase of $4.2 million in loans 30-59 days past due, primarily due to an increase of $3.0 million in commercial real estate loans and an increase of $1.9 million in commercial lines of credit that were delinquent 30-59 days.  The increase in commercial real estate loans delinquent 30-59 days was primarily the result of the delinquency of a single commercial real estate loan in the amount of $3.2 million.  The increase in the commercial lines of credit delinquent 30-59 days was primarily the result of the delinquency of a single commercial line of credit in the amount of $2.0 million.   Partially offsetting these increases was a decrease of $2.4 million in loans delinquent 60-89 days.  Total loans with delinquent balances 60-89 days past due decreased by $2.4 million in aggregate, primarily as a result of one commercial real estate loan with an outstanding balance of $1.7 million that was 60-89 days delinquent at December 31, 2017 and was over 90 days past due at September 30, 2018.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, including insurance agency commissions, and net gains on sales of securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(Dollars in thousands)	2018	2017	Change		2018	2017	Change
Service charges on deposit accounts	$291	$295	$(4)	-1.4%	$838	$832	$6	0.7%
Earnings and gain on bank owned life insurance	138	92	46	50.0%	319	225	94	41.8%
Loan servicing fees	25	44	(19)	-43.2%	108	112	(4)	-3.6%
Debit card interchange fees	141	105	36	34.3%	432	373	59	15.8%
Other charges, commissions and fees	397	335	62	18.5%	1,301	1,155	146	12.6%
Noninterest income before gains (losses)	992	871	121	13.9%	2,998	2,697	301	11.2%
Net (losses) gains on sales and redemptions of investment securities	(60)	108	(168)	-155.6%	(189)	314	(503)	-160.2%
Gains on equity securities	-	-	-	-	26	-	26	-
Net gains (losses) on sales of loans and foreclosed real estate	8	2	6	300.0%	24	(43)	67	-155.8%
Total noninterest income	$940	$981	$(41)	-4.2%	$2,859	$2,968	$(109)	-3.7%

The $41,000, or 4.2%, decrease in noninterest income in the quarter ended September 30, 2018, as compared to the same quarterly period in 2017, was primarily the result of a net decrease of $168,000 in the net gains on the sales and redemptions of investment securities from a gain of $108,000 for the three months ended September 30, 2017 to a net loss of $60,000 for the same quarter in 2018.  During the three months ended September 30, 2018, Company-initiated sales and issuer-initiated redemptions of investment securities in the amount of $6.3 million, generated a net loss of $60,000, or 0.95%.  The investment securities sales were part of the Company’s portfolio optimization and liquidity management strategies. It is the intention of management to reinvest the proceeds of these investment securities transactions into potentially higher yielding interest-earning assets in future periods.

Excluding the effects of the quarter over quarter reduction in gains on the sale of investment securities, all other noninterest income categories increased by $127,000, or 14.5% to $1.0 million in the quarter ended September 30, 2018 as compared with $873,000 in the same quarter of 2017.  This $127,000 quarter over quarter increase in noninterest income, excluding the effects of gains on the sales and redemptions of investment securities, was due primarily to increases of $62,000 in other charges, commissions and fees, a $46,000 increase in earnings and gains on bank owned life insurance, a $36,000 increase in debit card interchange fees, and a $6,000 increase in gains on the sale of loans and foreclosed real estate, partially offset by a $19,000 decrease in loan servicing fees.

The $109,000, or 3.7% decrease in noninterest income in the nine months ended September 30, 2018, as compared to the same nine month period in 2017, was primarily the result of a net decrease of $503,000 in the net gains on the sales and redemptions of investment securities from a gain of $314,000 for the nine months ended September 30, 2017 to a net loss of $189,000 for the same nine month period in 2018.  The net gains on investment securities during the nine months ended September 30, 2017 were primarily the result of $250,000 in net gains recorded on short-term interest rate hedging activities in that period. There were no hedging activities of this type in the nine months ended September 30, 2018.  During the nine months ended September 30, 2018, Company-initiated sales and issuer-initiated redemptions of investment securities in the amount of $34.6 million, generated a net loss of $189,000, or 0.55%.  The investment securities sales were part of the Company’s portfolio optimization and liquidity management strategies. It is the intention of management to reinvest the proceeds of these investment securities transactions into potentially higher yielding interest-earning assets in future periods.

Excluding the effects of the period over period reduction in gains on the sale of investment securities, all other noninterest income categories increased in the aggregate by $394,000, or 14.8%, to $3.0 million in the nine months ended September

30, 2018 as compared with $2.7 million in the same nine month period of 2017. This $394,000 period over period increase in noninterest income, excluding the effects of gains on the sales and redemptions of investment securities, was due primarily to increases of $146,000 in other charges, commissions and fees, a $94,000 increase in earnings and gains on bank owned life insurance, a $67,000 increase in net gains on sales of loans and foreclosed real estate, and a $59,000 increase in debit card interchange fees.  The $146,000 increase in other charges, commissions and fees was primarily due to a $57,000 non-recurring recovery related to return of unused escrow balances that were originally deposited as part of a foreclosure settlement in 2012, a $32,000 increase in investment services revenue, a $19,000 increase in banking house rents and a $14,000 increase in merchant card fee income.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(Dollars in thousands)	2018	2017	Change		2018	2017	Change
Salaries and employee benefits	$3,317	$2,960	$357	12.1%	$9,830	$8,629	$1,201	13.9%
Building occupancy	613	554	59	10.6%	1,757	1,624	133	8.2%
Data processing	507	468	39	8.3%	1,462	1,311	151	11.5%
Professional and other services	359	245	114	46.5%	1,095	655	440	67.2%
Advertising	162	191	(29)	-15.2%	638	539	99	18.4%
FDIC assessments	152	153	(1)	-0.7%	407	290	117	40.3%
Audits and exams	104	84	20	23.8%	314	253	61	24.1%
Other expenses	698	598	100	16.7%	1,995	1,936	59	3.0%
Total noninterest expenses	$5,912	$5,253	$659	12.5%	$17,498	$15,237	$2,261	14.8%

The $659,000, or 12.5%, increase in noninterest expense between the year-over-year third quarter periods was principally due to an increase in salaries and employee benefits expense of $357,000, or 12.1%.  All other noninterest expenses in aggregate increased $302,000, or 13.2%, for the three months ended September 30, 2018 as compared to the same three month period in 2017.  The detail of the components of the overall increase in noninterest expense is as follows:

•

The $357,000 increase in salaries and employee benefits expense in the third quarter of 2018, as compared to the same three month period in 2017, was primarily due to increases of $226,000 in salary expense, increases of $111,000 in commissions/incentives expense, increases of $76,000 in employee benefits expense, including employee payroll tax expenses.  The Company conducts regular succession planning for its senior management team and determined that it was more likely than not that its Senior Vice-President and General Counsel would elect certain early retirement options.  Management thereby accelerated the recognition of certain financial benefits that previously were scheduled to be recognized over a more extended number of financial periods through that individual’s originally-expected retirement date. Management intends to accrue a total of approximately $533,000 in accelerated compensation expenses, including stock-based compensation expense, during 2018 related to this expected retirement, of which $161,000 was recognized during the quarter ended September 30, 2018, primarily as commissions/incentives expense. Partially offsetting these increases were decreases in deferred compensation, stock-based compensation, and director’s compensation expenses totaling $56,000. The increases in employee benefits expenses for the three months ended September 30, 2018, as compared to the same three-month period in 2017, were consistent with the salary and commissions/incentives expense increases discussed above.

•

The $114,000 increase in professional and other services fees was primarily due to fees paid to an unaffiliated consulting firm during the quarter for assistance with operational and strategic planning.

•	The $100,000 increase in other expenses was primarily due to an increase in charitable contributions and various community service donations.
•

The $59,000 increase in building occupancy costs was primarily due to an increase of $25,000 in property tax expenses and a $27,000 increase in building and machine maintenance expenses.  The increase in building and machine maintenance expenses was largely due to timing factors and nonrecurring charges for the three months ended September 30, 2018.

•

The $39,000 increase in data processing costs was primarily due to an additional $27,000 in processing fees paid by the Bank that were based on increased levels of customer activity primarily transacted through its electronic delivery channels, $26,000 of additional equipment depreciation expense, $5,000 of additional data processing supplies expense, $4,000 of additional internet banking services expense, which was offset by a $23,000 decrease in equipment maintenance expenses.

•	All other noninterest expenses decreased in aggregate in the year-over-year three month periods by a total of $10,000 or 2.3%, due to a broad range of individually immaterial variances.

The $2.3 million, or 14.8%, increase in noninterest expenses between the nine month period ended September 30, 2018 and the same nine month period in the prior year was principally due to an increase in salaries and employee benefits expense, professional and other service fees, data processing expense, building occupancy costs, FDIC assessments, advertising expense, audits and exams expense, and other expenses.  The detail of the components of the overall increase in noninterest expense is as follows:

•

The $1.2 million increase in salaries and employee benefits expense in the first nine months of 2018, as compared to the same nine month period in 2017, was primarily due to $673,000 in salary expense increases, increases of $395,000 in commissions/incentives expenses, increases of $227,000 in employee benefits expense, including employee payroll tax expenses.  The Company conducts regular succession planning for its senior management team and determined that it was more likely than not that its Senior Vice-President and General Counsel would elect certain early retirement options.  Management thereby accelerated the recognition of certain financial benefits that previously were scheduled to be recognized over a more extended number of financial periods through that individual’s originally-expected retirement date. Management intends to accrue a total of approximately $533,000 in accelerated compensation expenses, including stock-based compensation expense, during 2018 related to this expected retirement, of which $311,000 was recognized, primarily as commissions/incentives expense, during the nine months ended September 30, 2018.  Partially offsetting these increases were decreases in deferred compensation, stock-based compensation, and director’s compensation expenses totaling $95,000. Salaries expense increased as the result of the additions of staff members supporting current and planned asset growth and risk management activities.  Commissions/incentives expense increased primarily due to $132,000 in additional accruals in the second and third quarters of 2018 that related to the timing of commissions/incentives payments, primarily to the senior management team of the Agency under a revised compensation formula established at the end of 2017.  These timing factors are expected to partially reverse themselves in the remainder of 2018.  The increases in employee benefits expenses for the nine months ended September 30, 2018, as compared to the same nine month period in 2017, were consistent with the salary and commissions/incentives expense increases discussed above.

•

The $440,000 increase in professional and other services fees was primarily due to fees paid to an unaffiliated consulting firm during the nine months ended September 30, 2018 for assistance with operational and strategic planning.

•

The $151,000 increase in data processing expenses was primarily related to increases of $58,000, $41,000, and $31,000 in equipment depreciation expense, third-party processing charges, and internet banking services expense, respectively, for the nine months ended September 30, 2018, as compared with the same nine month period in 2017.

•

The $133,000 increase in building occupancy costs was primarily due to an increase of $45,000 in depreciation expense, a $28,000 increase in building and machine maintenance expense, a $30,000 increase in building and land lease expense, a $16,000 increase in property tax expense, and a $14,000 in utilities and communication and expense.  The increase in building and machine maintenance expenses was largely due to timing factors and nonrecurring charges during the nine months ended September 30, 2018

•

FDIC assessments increased $117,000 due to an increase in the Bank’s risk-weighted assessment resulting from the phase-out of a benefit the Bank received in the FDIC’s risk-weighting methodology as a result of the dissolution of Pathfinder Commercial Bank.

•	Advertising expense increased $99,000 primarily as the result of increases in the level of brand awareness advertising expenditures primarily focused on the Onondaga County market.
•

Audits and exams increased $61,000 principally due to increased utilization of third-party internal audits services during the nine months ended September 30, 2018 as compared to the previous year’s period.

•	Other noninterest expenses increased in the year-over-year nine month periods by a total of $59,000, or 3.0%, due to a broad range of individually immaterial variances.

At September 30, 2018, the Bank serviced 213 residential mortgage loans in the aggregate amount of $12.5 million that have been sold on a non-recourse basis to FNMA.  FNMA is the only unrelated third-party that has acquired loans originated by the Bank. On an infrequent basis, loans previously sold to FNMA that subsequently default may be found to have underwriting defects that place the loans out of compliance with the representations and warranties made by the Bank.  This can occur at any time while the loan is outstanding.  In such cases, the Bank is required to repurchase the defaulted loans from FNMA.  Repurchase losses sustained by the Bank include all costs incurred by FNMA as part of the foreclosure process, including items such as delinquent property taxes and legal fees.  Management continues to monitor the underwriting standards applied to all residential mortgage loan originations and subsequent sales through its quality control processes and considers these occurrences and their related expenses to be isolated instances.  No loan repurchases have been made during the three and nine months ended September 30, 2018.

Income Tax Expense

Income tax expense decreased $229,000 to $157,000, with an effective tax rate of 13.6% for the quarter ended September 30, 2018 as compared to $386,000, with an effective tax rate of 30.3%, for the same three month period in 2017.  The reduction in income tax expense was primarily the result of a reduction in statutory tax rates applicable to the Company and, to a lesser extent, a reduction in net income before income taxes of $178,000. The reduction in the third quarter 2018 effective tax rate, compared to the effective tax rate in the same quarter of 2017, was primarily the result of the enactment of the Tax Act, which reduced the federal statutory corporate tax rate applicable to the Company from 34% to 21%, and favorable changes to the New York State tax code.  During both the third quarters of 2018 and 2017, the Company derived tax benefits from its investments in tax-exempt securities issued by municipalities and political subdivisions, and from its investments in bank owned life insurance.  In the third quarter of 2018, these benefits reduced the effective tax rate to 16.5%. In addition, the Company recognized tax benefits of $33,000 related to the nonqualified redemption of employee incentive stock options that further reduced the overall effective tax rate for the quarter ended September 30, 2018 to the reported 13.6%.

Income tax expense decreased $364,000 to $505,000, with an effective tax rate of 14.6% for the nine months ended September 30, 2018 as compared to $869,000, with an effective tax rate of 25.5%, for the same nine month period in 2017.  The reduction in the effective tax rate in the first nine months of 2018, compared to the effective tax rate in the same nine month period in 2017, was primarily the result of the enactment of the Tax Act, which reduced the federal statutory corporate tax rate applicable to the Company from 34% to 21%, and favorable changes to the New York State tax code.  During both the first nine months of 2018 and 2017, the Company derived effective tax rate benefits from its investments in tax-exempt securities issued by municipalities and political subdivisions, and from its investments in bank owned life insurance.  In the first nine months of 2018, these benefits reduced the effective tax rate to 17.8%.  In addition, the Company recognized tax benefits of $92,000 and $19,000 related to the nonqualified redemption of employee incentive stock options and the utilization of low-income housing tax credits, respectively, reducing the overall effective tax rate for the first nine months of 2018 to the reported 14.6%.

During the first nine months of 2017, the sale of certain U.S. Treasury assets, positioned as part of the Company’s short-term interest rate hedge strategies, resulted in realized capital gains in the amount of $250,000. These gains enabled the partial utilization of previously reserved-for capital loss carryforwards resulting in a reduction in income tax expense of $96,000 during the nine months ended September 30, 2018. Absent this capital loss carryforward utilization effect in the first nine months of 2017, the Company’s income tax expense would have been $965,000 and its effective tax rate for that nine month period would have been 28.3%.

Earnings per Share

Basic and diluted earnings per share both increased $0.01 to $0.23 for the third quarter of 2018 when compared to 2017.

Basic and diluted earnings per share were $0.71 and $0.69, respectively, for the nine month period ended September 30, 2018 as compared to $0.65 and $0.63, respectively, for the same prior year period.  The increase in earnings per share between these two periods was due to the increase in net income between these two time periods.  Further information on earnings per share can be found in Note 3 of this Form 10-Q.

Changes in Financial Condition

Assets

Total assets increased $40.4 million, or 4.6%, to $921.6 million at September 30, 2018 as compared to $881.3 million at December 31, 2017.  This increase was due primarily to increases in loans and cash and cash equivalents, partially offset by a decrease in investment securities.

Total loans receivable increased $40.0 million, or 6.9%, to $620.9 million at September 30, 2018 from $580.8 million at December 31, 2017. Commercial loans and residential loans recorded increases between these two dates, with increases of $28.6 million, and $13.4 million, respectively.  These increases were partially offset by a decrease of $2.2 million in consumer loans.

Investment securities decreased $21.8 million, or 9.2%, to $215.6 million at September 30, 2018, as compared to $237.3 million at December 31, 2017, due principally to sales and maturities of securities during the first nine months of 2018.

Cash and cash equivalents increased $14.0 million, or 63.6%, to $36.0 million at September 30, 2018, as compared to $22.0 million at December 31, 2017.  The $14.0 million increase in cash and cash equivalents was primarily due to a strategic increase in short-term liquidity in anticipation of continued high levels of demand for loan funding in the fourth quarter of 2018.  The Bank considers its statutorily required cash reserve balances held at the Federal Reserve Bank to be restricted cash.  Total restricted cash was $4.5 million and $6.3 million at September 30, 2018 and December 31, 2017, respectively.

Liabilities

Total liabilities increased $38.9 million, or 4.8%, to $858.1 million at September 30, 2018 compared to $819.1 million at December 31, 2017.  Deposits increased $32.6 million, or 4.5%, to $756.2 million at September 30, 2018, compared to $723.6 million at December 31, 2017.  This increase was the result of an increase in deposits obtained directly from customers within the Bank’s marketplace of $23.6 million and an increase in brokered deposits of $9.0 million. The net increase in customer deposits during the nine months ended September 30, 2018 was due primarily to increases in consumer and business deposit categories of $23.7 million and $3.8 million, respectively, offset by a decrease in municipal deposits of $3.9 million.   The Bank utilizes the Certificates of Deposit Account Registry Service (“CDARS”) provided by Promontory Interfinancial Network as a form of brokered deposits.  At September 30, 2018, deposits obtained through the use of this service increased $9.0 million to $68.5 million as compared to $59.5 million at December 31, 2017.  Borrowed funds balances at September 30, 2018 increased $5.7 million, or 7.8%, to $79.6 million from $73.9 million at December 31, 2017.

Shareholders’ Equity

The Company’s shareholders’ equity, exclusive of the noncontrolling interest, increased $1.5 million, or 2.4%, to $63.3 million at September 30, 2018 from $61.8 million at December 31, 2017. This increase was principally due to an increase of $2.3 million in retained earnings, a $763,000 increase in additional paid-in capital, resulting from activity within the Company’s stock-based compensation programs, and a $135,000 increase in ESOP shares earned. In addition, the Company adopted ASU 2017-12: Derivatives and Hedging [Topic 815]: Targeted Improvements to Accounting for Hedging Activities, effective January 1, 2018, in the second quarter of 2018.  As a result of the adoption of this guidance, the Company transferred investment securities from HTM to AFS with an amortized historical cost before transfer of $35.2 million.  This transfer resulted in the addition of $359,000 to accumulated other comprehensive income as of the effective date.  Partially offsetting these increases in shareholders’ equity was an increase of $1.9 million in accumulated other comprehensive loss. The increase in retained earnings primarily resulted from $2.9 million in net income recorded in the first nine months of 2018 and a $53,000 one-time adjustment related to the cumulative effect of an unrealized gain on marketable equity securities based on the adoption of ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities in the first quarter of 2018.  Partially offsetting these increases in retained earnings was a reduction of $752,000 for cash dividends declared on our common stock.  The increase in accumulated comprehensive loss was primarily the result of the decline in the fair market value of our available-for-sale investment securities during the nine months ended September 30, 2018.

Capital

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on risk characteristics defined by regulation.  The Company’s goal is to maintain a strong capital position, determined in a manner that is consistent with the risk profile of its banking operations.  This strong capital position serves to support growth and expansion activities while at the same time exceeding regulatory standards.  At September 30, 2018, the Bank met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 8%, Tier 1 common equity exceeding 6.5%, and a total risk-based capital ratio exceeding 10%.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The buffer is separate from the capital ratios required under the Prompt Corrective Actions (“PCA”) standards. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum levels of the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity.  The capital conservation buffer requirement began being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and is increasing each year until fully implemented at 2.5% on January 1, 2019. For 2018, the capital buffer is 1.875% of risk-weighted assets. At September 30, 2018, the Bank exceeded all current and projected regulatory required minimum capital ratios, including the maximum capital buffer level that will be required on January 1, 2019.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A financial institution can elect to be subject to this new definition.  The federal banking agencies have not issued final regulations related to this change.  Management will evaluate its options related to the election of this new definition following the final issuance of those regulations.

Pathfinder Bank’s capital amounts and ratios as of the indicated dates are presented in the following tables:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be "Well-Capitalized" Under Prompt Corrective Provisions		Minimum For Capital Adequacy with Buffer, Fully Phased In 2019
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2018:
Total Core Capital (to Risk-Weighted Assets)	$82,073	13.59%	$48,298	8.00%	$60,372	10.00%	$63,391	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$74,523	12.34%	$36,223	6.00%	$48,298	8.00%	$51,316	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$74,523	12.34%	$27,167	4.50%	$39,242	6.50%	$42,260	7.00%
Tier 1 Capital (to Assets)	$74,523	8.37%	$35,630	4.00%	$44,538	5.00%	$44,538	5.00%
As of December 31, 2017:
Total Core Capital (to Risk-Weighted Assets)	$78,105	13.97%	$44,733	8.00%	$55,916	10.00%	$58,712	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$71,114	12.72%	$33,550	6.00%	$44,733	8.00%	$47,529	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$71,114	12.72%	$25,162	4.50%	$36,345	6.50%	$39,141	7.00%
Tier 1 Capital (to Assets)	$71,114	8.16%	$34,863	4.00%	$43,579	5.00%	$43,579	5.00%

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

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Regulatory Capital Ratios (Bank Only)
Total capital (to risk-weighted assets)
Total equity (GAAP)	$73,380	$71,535
Goodwill	(4,536)	(4,536)
Intangible assets	(169)	(146)
Addback: Accumulated other comprehensive income	5,848	4,261
Total Tier 1 Capital	$74,523	$71,114
Allowance for loan and lease losses	7,550	6,991
Unrealized Gain on available-for-sale securities	-	-
Total Tier 2 Capital	$7,550	$6,991
Total Tier 1 plus Tier 2 Capital (numerator)	$82,073	$78,105
Risk-weighted assets (denominator)	603,720	559,161
Total core capital to risk-weighted assets	13.59%	13.97%

Tier 1 capital (to risk-weighted assets)
Total Tier 1 capital (numerator)	$74,523	$71,114
Risk-weighted assets (denominator)	603,720	559,161
Total capital to risk-weighted assets	12.34%	12.72%

Tier 1 capital (to adjusted assets)
Total Tier 1 capital (numerator)	$74,523	$71,114
Total average assets	895,467	876,263
Goodwill	(4,536)	(4,536)
Intangible assets	(169)	(146)
Adjusted assets (denominator)	$890,762	$871,581
Total capital to adjusted assets	8.37%	8.16%

Tier 1 Common Equity (to risk-weighted assets)
Total Tier 1 capital (numerator)	$74,523	$71,114
Risk-weighted assets (denominator)	603,720	559,161
Total Tier 1 Common Equity to risk-weighted assets	12.34%	12.72%

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of non-performing assets at the indicated dates:

	September 30,	December 31,	September 30,
(Dollars In thousands)	2018	2017	2017
Nonaccrual loans:
Commercial and commercial real estate loans	$2,565	$2,443	$2,189
Consumer	255	363	390
Residential mortgage loans	1,858	2,088	2,265
Total nonaccrual loans	4,678	4,894	4,844
Total nonperforming loans	4,678	4,894	4,844
Foreclosed real estate	268	468	671
Total nonperforming assets	$4,946	$5,362	$5,515

Accruing troubled debt restructurings	$2,711	$2,539	$4,464

Nonperforming loans to total loans	0.75%	0.84%	0.86%
Nonperforming assets to total assets	0.54%	0.61%	0.63%

Nonperforming assets include nonaccrual loans, nonaccrual troubled debt restructurings (“TDR”), and foreclosed real estate (‘‘FRE”). The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more.  There are no loans that are past due 90 days or more and still accruing interest.  Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity.  TDRs are included in the above table within the categories of nonaccrual loans or accruing TDRs.  There were two nonaccruing TDR loans, with an aggregate carrying value of $69,000 included among the nonaccrual loans detailed in the table above at September 30, 2018.

As indicated in the table above, nonperforming assets at September 30, 2018 were $4.9 million and were $416,000 lower than the $5.4 million reported at December 31, 2017, due primarily to a decrease of $230,000 in nonperforming residential mortgage loans, a decrease of $200,000 in FRE, a decrease of $108,000 in nonperforming consumer loans, partially offset by an increase of $122,000 in nonperforming commercial and commercial real estate loans.

As indicated in the nonperforming asset table above, FRE balances decreased $200,000 to $268,000 at September 30, 2018 from $468,000 at December 31, 2017, following seven sales from the portfolio and three additions to the portfolio during the nine month period ended September 30, 2018.  More information regarding foreclosed real estate can be found in Note 8 of this Form 10-Q.

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

The allowance for loan losses represents management’s estimate of the probable losses inherent in the loan portfolio as of the date of the statement of condition.  The allowance for loan losses was $7.8 million and $7.1 million at September 30, 2018 and December 31, 2017, respectively.  The ratio of the allowance for loan losses to total loans increased three basis points to 1.26% at September 30, 2018 from 1.23% at December 31, 2017.  Management performs a quarterly evaluation of the allowance for loan losses based on quantitative and qualitative factors and has determined that the current level of the allowance for loan losses is adequate to absorb the losses in the loan portfolio as of September 30, 2018.

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

At September 30, 2018 and December 31, 2017, the Company had $7.5 million and $9.2 million in loans, respectively, which were deemed to be impaired, having established specific reserves of $1.2 million and $1.1 million, respectively, on these loans.  The decrease in impaired loans between these two dates was driven by decreases in impaired commercial real estate loans, impaired commercial lines of credit, impaired other commercial loans, impaired consumer loans, and impaired residential mortgages of $1.0 million, $385,000, $192,000, $84,000, and $23,000 respectively. The $61,000 increase in specific reserves for impaired loans at September 30, 2018, as compared to December 31, 2017 was primarily due to a $273,000 increase in specific reserves for commercial real estate loans, partially offset by a $212,000 decrease in reserves for all other loans in aggregate.

Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in those loans being included in future impaired loan reporting.  Potential problem loans totaled $3.3 million as of September 30, 2018, a decrease of $602,000, or 15.4%, as compared to $3.9 million at December 31, 2017.  These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired.

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

Through the first nine months of 2018, as indicated in the consolidated statement of cash flows, the Company reported net cash flows from operating activities of $6.0 million and net cash outflows of $29.9 million related to investing activities.  The net cash outflows from investing activities primarily was due to a net $41.1 million increase in loan balances, partially offset by a $11.2 million decrease in all other investing activities in aggregate.  The Company reported net cash flows from financing activities of $37.9 million generated principally by increased balances of long-term borrowings of $34.3 million and brokered deposits of $9.0 million, partially offset by an aggregate decrease in net cash of $5.4 million from all other financing sources, including dividends paid to common shareholders of $764,000.

In June 2018, the Company renewed a $12.0 million portion of an expiring $26.0 million Irrevocable Stand-By Letter of Credit (“LOC”), first established in June 2016, with the FHLBNY as an alternative means of collateralizing certain public funds deposits.  A LOC is a conditional commitment issued by the FHLBNY to guarantee the performance of the Bank with respect to large public funds deposits. These deposits are placed with the Bank by entities, such as municipalities and other political subdivisions within the Bank’s market area, and typically exceed the statutory FDIC deposit insurance limits for individual accounts. As a matter of statute, these depositors require that collateral be directly deposited by the Bank with an independent safekeeping agent, or in certain cases, that LOCs be issued by a third party that is acceptable to the depositor.  The Bank finds that, with certain depositor relationships, this method of collateralization for the benefit of the municipal depositors is more economically efficient than posting specific securities with a safekeeping agent. The Bank committed a portion of its mortgage loan portfolio as pledged collateral to the FHLBNY for the LOC.  Loans encumbered as collateral for letters of credit reduce the Bank’s available liquidity position in that available borrowing capacity with the FHLBNY is decreased substantially on a dollar-for-dollar basis.

The Company has a number of existing credit facilities available to it. At September 30, 2018, total credit available to the Company under the existing lines of credit was approximately $187.3 million at FHLBNY, the Federal Reserve Bank, and two other correspondent banks. As of September 30, 2018, the Company had $91.6 million of the available lines of credit utilized, including encumbrances supporting outstanding letters of credit, described above, on its existing lines of credit with $95.7 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of September 30, 2018, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

Off-Balance Sheet Arrangements

The Company is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  At September 30, 2018, the Company had $90.9 million in outstanding commitments to extend credit and standby letters of credit.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At September 30, 2018, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material and adverse effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2018 through July 31, 2018	-	$-	-	74,292

August 1, 2018 through August 31, 2018	-	$-	-	74,292

September 1, 2018 through September 30, 2018	-	$-	-	74,292

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

PATHFINDER BANCORP, INC.

(registrant)

November 13, 2018	/s/ Thomas W. Schneider
Thomas W. Schneider
President and Chief Executive Officer

November 13, 2018	/s/ James A. Dowd
James A. Dowd
Executive Vice President, Chief Operating Officer and Chief Financial Officer