Form 10-K
period 2018-12-31
Pathfinder Bancorp, Inc.
filed 2019-03-27
CIK 1609065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2018, as reported by the NASDAQ Capital Market ($15.97), was approximately $69.2 million.

As of March 26, 2019, there were 4,387,244 shares outstanding of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement for the 2019 Annual Meeting of Shareholders of the Registrant (Part III).

TABLE OF CONTENTS

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED

DECEMBER 31, 2018

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

ITEM 1: BUSINESS

GENERAL

Pathfinder Bancorp, Inc.

Pathfinder Bancorp, Inc. (the "Company") is a Maryland corporation headquartered in Oswego, New York. The primary business of the Company is its investment in Pathfinder Bank (the "Bank") which is 100% owned by the Company.  The Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  Pathfinder Bank is a commercial bank chartered by the New York State Department of Financial Services (the “NYSDFS”).

The Company owns a non-consolidated Delaware statutory trust subsidiary, Pathfinder Statutory Trust II, of which 100% of the common equity is owned by the Company.  Pathfinder Statutory Trust II was formed in connection with the issuance of $5.2 million in trust preferred securities.

At December 31, 2018 and 2017, 4,362,328 and 4,280,227 shares of Company common stock were outstanding, respectively.

At December 31, 2018, the Company had total consolidated assets of $933.1 million, total deposits of $727.1 million and shareholders' equity of $64.2 million plus a noncontrolling interest of $238,000, which represents the 49% of the FitzGibbons Agency, LLC not owned by the Company.

The Company's executive office is located at 214 West First Street, Oswego, New York and the telephone number at that address is (315) 343-0057.  Its internet address is www.pathfinderbank.com.  Information on our website is not and should not be considered to be a part of this report.

Pathfinder Bank

The Bank is a New York-chartered commercial bank and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”) through the Deposit Insurance Fund (“DIF”).  The Bank is subject to extensive regulation by the NYSDFS, as its chartering agency, and by the FDIC, as its deposit insurer and primary federal regulator.  The Bank is a member of the Federal Home Loan Bank of New York (“FHLBNY”) and is also subject to certain regulations by the Federal Home Loan Bank System.

The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank's market area, and investing such deposits, together with other sources of funds, in loans secured by commercial real estate, residential real estate,  small business loans, and consumer loans.  The Bank also invests a portion of its assets in a broad range of debt securities issued by the United States Government and its agencies and sponsored enterprises, state and municipal governments and agencies, and corporations. The Company invests primarily in debt securities but will from time to time also invest in mutual funds and equity securities. The Company also invests in mortgage‑backed securities issued or guaranteed by United States Government sponsored enterprises, collateralized mortgage obligations and similar debt securities issued by both government sponsored entities and private (non-governmental) issuers, and asset-backed securities that are generally issued by private entities.  The Bank's principal sources of funds are deposits, principal and interest payments on loans and investments, as well as borrowings from correspondent financial institutions.  The principal source of income is interest on loans and investment securities.  The Bank's principal expenses are interest paid on deposits and borrowed funds, employee compensation and benefits, data processing and facilities.

The Bank also owns 100% of Whispering Oaks Development Corp. (“Whispering Oaks”), a New York corporation that is retained to operate or develop real estate-related projects.  At December 31, 2018, Whispering Oaks operated a small tenant-occupied commercial building that houses an ATM facility for the Bank, and, through a wholly-owned second-tier subsidiary, is the sole limited partner in an unconsolidated special-purpose partnership.  The partnership currently operates a low-income residential housing facility. The activities of Whispering Oaks resulted in a pre-tax income of $22,000 in 2018.

Pathfinder REIT, Inc., a subsidiary of the Bank, ceased all operations in December 2017 and all of its assets and liabilities were transferred at that time to its parent entity, Pathfinder Bank.  The cessation of Pathfinder REIT, Inc.’s operations and the transfer of all assets and liabilities from Pathfinder REIT, Inc. to Pathfinder Bank had no effect on the Company’s consolidated financial position at December 31, 2017 or results of operations for the year ended December 31, 2017.  The formal dissolution of Pathfinder REIT, Inc. as a legal entity was completed in the first quarter of 2019.

Additionally, the Bank owns 100% of Pathfinder Risk Management Company, Inc., which was established to record the 51% controlling interest upon the December 2013 purchase of the FitzGibbons Agency, an Oswego County property, casualty and life insurance brokerage business with approximately $840,000 in annual revenues.  The activities of Pathfinder Risk Management Company, Inc. resulted in pre-tax losses of $45,000 in 2018.  The Company’s 51% controlling interest in this entity resulted in a loss of $22,000 for the Company on a consolidated basis in 2018.

Employees

As of December 31, 2018, the Bank had 156 full-time employees and 7 part-time employees.  The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

MARKET AREA AND COMPETITION

Market Area

We provide financial services to individuals, families, small to mid-size businesses and municipalities through our seven branch offices located in Oswego County, three branch offices in Onondaga County and one limited purpose office in Oneida County.

Our primary lending market area includes both Oswego and Onondaga Counties.  However, our primary deposit generating area is concentrated in Oswego County and in the areas surrounding our Onondaga County branches.

The economies of Oswego County and Onondaga County are based primarily on manufacturing, energy production, heath care, education, and government.  The broader Central New York market has a more diverse array of economic sectors, including food processing production and transportation, in addition to financial services.  The region has also developed particular strength in emerging industries such as bio-processing, medical devices, aircraft systems and renewable energy.

Based on recent independent market survey reports, median home values were $141,200 in Onondaga County and $106,400 in Oswego County at the end of 2018.  Home values have shown only modest increases in recent years within the Syracuse metro area, including Onondaga and Oswego Counties.  This modest increase in home values within the area followed a period in which home values within the area exhibited relative stability compared to many other areas of the country during the most recent economic recession that began in 2008.

Competition

Pathfinder Bank encounters strong competition both in attracting deposits and in originating real estate and other loans.  Our most direct competition for deposits and loans comes from commercial banks, savings institutions and credit unions in our market area, including money-center banks such as JPMorgan Chase & Co. and Bank of America, regional banks such as M&T Bank and Key Bank N. A., and community banks such as NBT Bank and Community Bank N.A., all of which have greater total assets than we do.  In addition, potential new competitors may be emerging that are generically defined as financial technology (also referred to as “FinTech” or “fintech”) companies. These entities seek to employ new technology and various forms of innovation in order to compete with traditional methods of delivering financial services. The advanced use of smartphones for mobile banking, automated investing services and cryptocurrency are examples of such technologies. Financial technology companies consist of both startups and established financial institutions and technology companies trying to replace or enhance the usage of financial services provided by existing financial service entities, such as the Company. Many existing financial institutions are implementing fintech solutions and technologies in order to improve and develop their services, as well as gaining an improved competitive position. Many of these technologies either are implemented to varying degrees by the Bank, or will be available to the Bank for future implementation through its network of service providers and computer system vendors.  It cannot be predicted with certainty at this time how effective these new competitors will be in our marketplace or what costs the Company will incur in the future to implement and maintain competitive technologies.

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

As of June 30, 2018, based on the most recently-available FDIC data, we had the largest market share in Oswego County, representing 44.4% of all deposits, and we additionally held 1.5% of all deposits in Onondaga County.  In addition, when combining both Oswego and Onondaga Counties, we have the sixth largest market share of sixteen institutions, representing 6.4% of the total market.

LENDING ACTIVITIES

General

Our primary lending activity is originating commercial real estate and commercial loans, the vast majority of which have periodically adjustable rates of interest and one-to-four family residential real estate loans, the majority of which have fixed rates of interest.  Our loan portfolio also includes one-to-four family residential loans, municipal loans, home equity loans and lines and consumer loans.  In order to diversify our loan portfolio, increase our revenues, and make our loan portfolio less interest rate sensitive, the Company has actively sought to increase its commercial real estate and commercial business lending activities, consistent with safe and sound underwriting practices. Accordingly, we offer adjustable-rate commercial mortgage loans, short-and medium-term mortgage loans, and floating rate commercial loans and lines.

Commercial Real Estate Loans

Over the past several years, we have focused on originating commercial real estate loans, and we believe that commercial real estate loans will continue to provide growth opportunities for us.  We expect to increase, subject to our underwriting standards and market conditions, this business line in the future with a target loan size of $500,000 to $2.0 million to small businesses and real estate projects in our market area. Commercial real estate loans are secured by properties such as multi-family residential, office, retail, warehouse and owner-occupied commercial properties.

Our commercial real estate underwriting policies provide that such real estate loans may be made in amounts up to 80% of the appraised value of the property.  Commercial real estate loans are offered with interest rates that are generally fixed for up to three or five years then are adjustable based on the FHLBNY advance rate. Contractual maturities generally do not exceed 20 years.  In reaching a decision whether to make a commercial real estate loan, we consider market conditions, operating trends, net cash flows of the property, the borrower’s expertise and credit history, and the appraised value of the underlying property. We will also consider the terms and conditions of the leases and the stability of the tenant base.  We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 120%.  Environmental due diligence is generally conducted for commercial real estate loans.  Typically, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the owners of 20% or more of the borrower.

A commercial real estate borrower’s financial condition is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews, property inspections and periodic face-to-face meetings with the borrower.  We generally require borrowers with aggregate outstanding balances exceeding $100,000 to provide annual updated financial statements and/or federal tax returns.  These requirements also apply to all guarantors on these loans.  We also require borrowers to provide an annual report of income and expenses for the property, including a rent-roll, as applicable.

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

Commercial term loans are typically secured by equipment, furniture and fixtures, inventory, accounts receivable or other business assets, or, in some circumstances, such loans may be unsecured.  From time to time, we also originate commercial loans that are guaranteed by the Unites States Small Business Administration (“SBA”) or United States Department of Agriculture (“USDA”) loan programs.  Over the past several years, we have focused on increasing our commercial lending and our business strategy is to continue to increase our originations of commercial loans to small businesses in our market area, subject to our underwriting standards and market conditions.  Our commercial loans are generally comprised of adjustable-rate loans, indexed to the prime rate, with terms consisting of three to seven years, depending on the needs of the borrower and the useful life of the underlying collateral.  We make commercial loans to businesses operating in our market area for purchasing equipment, property improvements, business expansion or working capital.  If a commercial loan is secured by equipment, the maturity of a term loan will depend on the useful life of the equipment purchased, the source of repayment for the loan and the purpose of the loan.  We generally obtain personal guarantees on our commercial loans.

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

We currently offer one-to-four family residential real estate loans with terms up to 30 years that are generally underwritten according to Federal National Mortgage Association (“Fannie Mae”) guidelines, and we refer to loans that conform to such guidelines as “conforming loans.”  We generally originate both fixed-rate and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which as of December 31, 2018, was generally $453,100 for single-family homes in our market area.

Although conforming loans are generally saleable at management’s discretion, we generally hold our one-to-four family residential real estate loans in our portfolio but have the capability to sell the mortgages into the secondary market, at management’s discretion, as a source of liquidity or as a means of managing interest-rate risk. Such loan sales were conducted on a limited basis in 2018 and 2017.  A significant portion of our loan portfolio consists of fixed-rate one-to-four family residential real estate loans with terms in excess of 15 years.  We also originate one-to-four family residential real estate loans secured by non-owner occupied properties. However, we generally do not make loans in excess of 80% loan-to-value on non-owner occupied properties.

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

The Company will invest from time to time in pools of collateralized consumer loans originated and serviced by financial institutions operating outside of the Company’s primary market area.  Loan pools will, in some instances, have economic advantages in terms of yield and/or other portfolio characteristics, such as interest rate risk sensitivity, superior to investment securities and are used to increase the performance characteristics of the Company’s interest earning-asset portfolios viewed as a whole.  Typically, the Company will acquire a participating interest from the originating institution in an amount that is less than 100% of the outstanding principal balance of the entire pool and the originating institution will retain a residual principal interest in the portion of the loans not acquired by the Company.  Loans acquired through these transactions are required by the Company’s internal policies to be underwritten to standards that are consistent with those of the Company’s own underwriting guidelines and internal practices.  Pre-purchase due diligence is performed that includes a thorough review of the originating institution’s regulatory compliance procedures, underwriting practices and individual loan documentation.  Since these pools are subject to borrower credit default and are collateralized by out-of-market assets, the Company relies on the best efforts of the originating institution, acting as the loans’ servicer, to collect on the loans within the pool and to mitigate losses due to such defaults.  Such mitigation efforts include the orderly and timely liquidation of loan collateral, as necessary.  Accordingly, such loan pools have both the credit risk typically associated with consumer loans and servicer risk components that are carefully monitored by the Company on an ongoing basis.

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

The board of directors grants loan officers individual lending authority to approve extensions of credit.  The level of authority for loan officers varies based upon the loan type, total relationship, form of collateral and risk rating of the borrower. Each loan officer is charged with the responsibility of achieving high credit standards.  Individual lending authority can be increased, suspended or removed by the board of directors, as recommended by the President or Executive Vice President and Chief Banking Officer.

If a loan is in excess of any individual loan officer’s lending authority, the extension of credit must be referred to the Officer Loan Committee (“OLC”).  The OLC is comprised of the President (serving as chairman), the Executive Vice President and Chief Banking Officer (serving as chair in the absence of the President), the Executive Vice President, Chief Operating Officer, as well as other members of the management team and retail and commercial lenders as may be appointed by the President. The OLC has authority to approve all commercial loans, and one-to-four family residential real estate loans where the total related credit is $1.2 million or less which are not within the lenders’ individual authority.  In addition, the OLC may approve all municipal loans, where the total related credit is $2.5 million or less, and the individual loan amount is $2.5 million or less for rated municipal loans, and $1.5 million for unrated credits. The OLC has the authority to approve all consumer loans where the total related credit is $2.5 million or less and the individual loan amount is $200,000 for unsecured loans or $750,000 for secured loans. The Executive Loan Committee, which consists of members of the Bank’s board of directors, must approve all extensions of credit in excess of the limits for the OLC and lenders individual authority.

Loans to One Borrower

Under New York law, New York commercial banks are subject to loans-to-one borrower limits, which are substantially similar as those applicable to national banks, which restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus, which was $12.5 million at December 31, 2018, on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus, which was $8.3 million at December 31, 2018, if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate), subject to exceptions.

Additionally, our internal loan policies limit the total related credit to be extended to any one borrower (after application of the rules of attribution), with respect to any and all loans with the Bank to 10% of tier 1 and 2 capital, subject to certain exceptions.  The indebtedness includes all credit exposure whether direct or contingent, used or unused.

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

In connection with the filing of our periodic regulatory reports and in accordance with our classification of assets policy, we continuously assess the quality of our loan portfolio and we regularly review the loans in our loan portfolio to determine whether any loans require classification in accordance with applicable regulations.  Loans are listed on the “watch list” initially because of emerging financial weaknesses even though the loan is currently performing in accordance with its terms, or delinquency status, or if the loan possesses weaknesses although currently performing.  Management reviews the status of our loan portfolio delinquencies, by loan types, with the full board of directors on a monthly basis.  Individual classified loan relationships are discussed as warranted. If a loan deteriorates in asset quality, the classification is changed to “special mention,”  “substandard,”  “doubtful” or “loss” depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on nonaccrual status and classified “substandard.”

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

The third component may consist of an unallocated allowance which is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance, when present, reflects an additional margin for potential imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.  This component would typically be appropriate in times of significant economic dislocations or uncertainties in either, or both, the local and national economies.  The unallocated allowance generally comprises less than 10% of the total allowance for loan losses and can be as little as 0% of total allowance.

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

INVESTMENT AND HEDGING ACTIVITIES

Our investment policy is established by the board of directors. Our investment policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management objectives. The Asset Liability Management Committee (the “ALCO”) of the board of directors acts in the capacity of an investment committee and is responsible for overseeing our investment program and evaluating on an ongoing basis our investment policy and objectives. Our President, Chief Financial Officer and the Board-designated Chief Investment Officer have the authority to purchase and sell securities within specific guidelines established by the investment policy.  All transactions are reviewed by the board of directors at its regular meetings.

All investment securities must meet regulatory guidelines and be permissible bank investments.  Our investment securities include United States Government obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLBNY, certificates of deposit at federally insured institutions, and federal funds.  Within certain regulatory limits, we may also invest a portion of our assets in mutual funds, mortgage-backed and asset-backed securities issued by private issuers, equity securities and investment grade corporate debt securities.  As part of our membership in the FHLBNY, we are required to maintain a dividend-earning investment in FHLBNY stock.

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

The general objectives of the investment portfolio are to assist in the overall interest rate risk management of the Bank, generate a reasonable rate of return consistent with the safety of principal, provide a source of liquidity, minimize our tax liability, and mitigate our interest rate and credit risk. We purchase securities to provide necessary liquidity for day-to-day operations and when investable funds exceed loan demand. The effect that the proposed security would have on our credit and interest rate risk and risk-based equity is also considered.

Securities classified as held-to-maturity, other than mortgage-backed securities and collateralized mortgage obligations (which are issued by government-sponsored enterprises and private issuers), consist primarily of state and political subdivision securities, and to a lesser extent, federal agency obligations and corporate securities.  Our securities classified as available-for-sale consist primarily of mortgage- and asset-backed securities, corporate securities and federal agency obligations. Federal agency obligations include Federal Farm Credit Bank notes, Federal Home Loan Bank notes, Fannie Mae notes and Federal Home Loan Mortgage Corporation (“Freddie Mac”) notes.  For a discussion on mortgage backed securities, see “Mortgage-Backed Securities and Collateralized Mortgage Obligations.”

We also have an investment in FHLBNY stock which is classified separately from securities due to the restrictions on sale or transfer.  For further information regarding our securities portfolio, see Note 4 to the consolidated financial statements.

On five occasions during 2017, the Company sold, and subsequently repurchased, U.S. Treasury securities in the approximate amount of $40.0 million for each transaction. These transactions were intended to act as hedges against rising short-term interest rates. The Company was in controlling possession of, but did not own, the securities at the time of each sale. On each occasion, the Treasury securities had been received by the Company, under industry-standard repurchase agreements, from an unrelated third party as collateral for a 30-day loan of approximately $40.0 million which was made at market interest rates to that third party. The security sale on each occasion provided the funds necessary to advance the loan to the third party and placed the Company in what is generally described as a “short position” with respect to the sold U.S. Treasury security. These transactions acted as a hedge against rising short-term interest rates because the price of each sold security would be expected to decline in a rising short-term interest rate environment and could therefore be re-acquired at the conclusion of each 30-day loan period at a price lower than the price at which the securities were originally sold. Generally, short-term rates rose over the combined duration of these transactions and, consequently, the Company recognized aggregate gains on the sale and repurchase of the securities of $428,000 in 2017. The transactions’ gains were characterized as capital gains for tax purposes. These capital gains utilized existing, previously reserved-for, capital loss tax carryforwards that were established in 2013. The Company recognized tax benefits related to these transactions of $150,000 in 2017. The tax benefits arose from the reversal of valuation allowances established in 2013 against the portion of the Company’s deferred tax assets related to existing capital loss carryforward tax positions. The valuation allowances were originally established due to the uncertainty at that time related to the Company’s ability to generate future capital gain income within the five-year statutory life of the capital loss carryforward position under the Internal Revenue Code. The recognized tax benefit from the reversal of those valuation allowances reduced the Company’s effective tax rate from what would have been 24.0% to 20.6 % in 2017 without regard to the effects of the one-time charge related to the enactment on December 22, 2017 of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).

The capital gain income and the additional recognized tax benefits derived from these transactions were partially offset by an additional $368,000 in after-tax interest expense on borrowings from additional pre-tax interest expense on those borrowings of $598,000 that reduced pretax net interest margin by that amount in 2017.  In total, after-tax net income increased by $178,000 for the twelve months ended December 31, 2017 as a result of these hedging transactions.  The Company did not have any hedging activities during the twelve months ended December 31, 2018.

MORTGAGE-BACKED SECURITIES AND COLLATERALIZED MORTGAGE OBLIGATIONS

We purchase mortgage-backed securities and collateralized mortgage obligations guaranteed by Fannie Mae, Freddie Mac and the Government National Mortgage Association (“Ginnie Mae”).  In recent years, the Company has also increased the level of its investments in mortgage-backed securities and collateralized mortgage obligations issued by private entities. These securities are generally senior tranches of multi-class issuances that provide substantial credit enhancements to the senior tranches and therefore reasonable, but not absolute, protection for the Company from the risks of default. We invest in mortgage-backed securities and collateralized mortgage obligations to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk through geographic diversification. These securities are generally relatively short in duration and therefore reduce the Bank’s sensitivity to changes in interest rates.  All privately issued mortgage-backed securities held by the Bank at December 31, 2018 were either rated at or above the lowest investment grade for credit quality by a nationally-recognized statistical rating organization (a “NRSRO”) or were the most senior tranches of securitizations that were not rated by a NRSRO at the time of the securities’ issuance.  We regularly monitor the credit quality of this portfolio. At December 31, 2018, no securities held by the Bank in this category had been downgraded by a NRSRO.

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

The securities of the type the Bank typically invests in are typically collateralized by consumer loans or commercial business trade receivables and are generally senior tranches of multi-class issuances. These tranches are offered with substantial credit enhancements and therefore reasonable, but not absolute, protection for the Company from the risks of default.  We invest in asset-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk through geographical and asset-type diversification.  These securities are generally relatively short in duration and therefore reduce the Bank’s sensitivity to changes in interest rates.  All asset-backed securities held by the Bank at December 31, 2018 were either rated at or above the lowest investment grade for credit quality by a NRSRO or were the most senior tranches of securitizations that were not rated by a NRSRO at the time of the securities’ issuance.  We regularly monitor the credit quality of this portfolio. At December 31, 2018, no securities held by the Bank in this category had been downgraded by a NRSRO.

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

On May 24, 2018, The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “EGRRCPA”) was enacted, which repealed or modified certain provisions of the Dodd-Frank Act and eased regulations on all financial institutions with the exception of the largest banks. The EGRRCPA’s provisions include, among other items, clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations.  At December 31, 2017, the Bank had $145.1 million in deposits that were categorized under the then-applicable regulations as brokered deposits.  Of the $145.1 million in deposits categorized as brokered deposits at December 31, 2017, $59.5 million would be considered to be brokered deposits under the EGRRCPA regulations in effect at December 31, 2018.

Brokered deposits are employed by the Bank’s management to supplement the funding that the Bank obtains from customer deposits and other borrowings, principally from the FHLB-NY, and are used to increase the overall efficiency of the Bank’s funding mix. Management intends to continue to use brokered deposits in the future as an integral part of its overall funding strategies.

Borrowings

The Bank has a number of existing credit facilities available to it.  At December 31, 2018, the Bank had existing lines of credit at FHLBNY, the Federal Reserve Bank (“FRB”), and two other correspondent banks. We obtain advances primarily from the FHLBNY utilizing the security of the common stock we own in the FHLBNY and qualifying residential mortgage loans as collateral, provided certain standards related to creditworthiness are met.  These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. FHLBNY advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.

Subordinated Loans

The Company has a non-consolidated subsidiary trust, Pathfinder Statutory Trust II, of which the Company owns 100% of the common equity.  The Trust issued $5,000,000 of 30-year floating rate Company-obligated pooled capital securities of Pathfinder Statutory Trust II (“Floating-Rate Debentures”).  The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms.  The capital securities mature in 2037 and are treated as Tier 1 capital by the FDIC and the FRB.  The capital securities of the trust are a pooled trust preferred fund of Preferred Term Securities VI, Ltd., with interest rates that reset quarterly, and are indexed to the 3-month LIBOR plus 1.65%. These securities have a five-year call provision. The Company guarantees all of these securities.

The Company's equity interest in the trust subsidiary is included in other assets on the Consolidated Statements of Financial Condition at December 31, 2018 and 2017.  For regulatory reporting purposes, the Federal Reserve has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them.

On October 15, 2015, the Company executed a $10.0 million non-amortizing Subordinated Loan with an unrelated third party that is scheduled to mature on October 1, 2025. The Company has the right to prepay the Subordinated Loan at any time after October 15, 2020 without penalty. The annual interest rate charged to the Company will be 6.25% through the maturity date of the subordinated loan.  The Subordinated Loan is senior in the Company’s credit repayment hierarchy only to the Company’s common equity and, as a result, qualifies as Tier 2 capital for all future periods when applicable.  The Company paid $172,000 in origination and legal fees as part of this transaction.  These fees will be amortized over the life of the Subordinated Loan through its first call date using the effective interest method.  The effective cost of funds related to this transaction is 6.44% calculated under this method.  Accordingly, interest expense of $647,000 and $645,000 were recorded in the years ended December 31, 2018 and 2017, respectively.

SUPERVISION AND REGULATION

General

Pathfinder Bank is a New York-chartered commercial bank and the Company is a Maryland corporation and a registered bank holding company. The Bank’s deposits are insured up to applicable limits by the FDIC. The Bank is subject to extensive regulation by NYSDFS, as its chartering agency, and by the FDIC, its primary federal regulator and deposit insurer. The Bank is required to file reports with, and is periodically examined by, the FDIC and the NYSDFS concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. As a registered bank holding company, the Company is regulated by the Federal Reserve Board.

The regulatory and supervisory structure establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and the deposit insurance funds, rather than for the protection of shareholders and creditors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies concerning the establishment of deposit insurance assessment fees, classification of assets and establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the New York State legislature, the NYSDFS, the FDIC, the Federal Reserve Board or the United States Congress, could have a material adverse impact on the financial condition and results of operations of the Company and the Bank.

Set forth below is a summary of certain material statutory and regulatory requirements applicable to the Company and the Bank. The summary is not intended to be a complete description of such statutes and regulations and their effects on the Company and the Bank.

The Dodd-Frank Act

The Dodd-Frank Act significantly changed bank regulation and has affected the lending, investment, trading and operating activities of depository institutions and their holding companies. The Dodd-Frank Act created the Consumer Financial Protection Bureau with extensive powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  Banks and savings institutions with $10 billion or less in assets, such as Pathfinder Bank, continue to be examined by their applicable federal bank regulators.  The Dodd-Frank Act also gave state attorneys general the ability to enforce applicable federal consumer protection laws.

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

The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “EGRRCPA”)

On May 24, 2018, the EGRRCPA was enacted, which repealed or modified certain provisions of the Dodd-Frank Act and eased regulations on all financial institutions with the exception of the largest banks. The EGRRCPA’s provisions include, among other items: (i) exempting banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) not requiring appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempting banks that originate fewer than 500 open-end and 500 closed-end mortgages from HMDA’s expanded data disclosures; (iv) clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; (v) raising eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; and (vi) simplifying capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10%; that such institutions may elect to replace the general applicable risk-based capital requirements for determining well-capitalized status.  In addition, the law required the Federal Reserve Board to raise the asset threshold under its Small Bank Holding Company Policy Statement from $1 billion to $3 billion for bank or savings and loan holding companies that are exempt from consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities.

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

Under the New York State Banking Law, the Superintendent may issue an order to a New York State chartered banking institution to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices and to keep prescribed books and accounts.  Upon a finding by the NYSDFS that any director, trustee or officer of any banking organization has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the banking organization after having been notified by the Superintendent to discontinue such practices, such director, trustee or officer may be removed from office after notice and an opportunity to be heard.  The Bank does not know of any past or current practice, condition or violation that may lead to any proceeding by the Superintendent or the NYSDFS against the Bank or any of its directors or officers.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019.  Notwithstanding the foregoing, pursuant to the EGRRCPA, the FDIC proposed a rule that establishes a community bank leverage ratio (tangible equity to average consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III.  Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized.  Until the FDIC’s proposed rule is finalized, the Basel III risk-based and leverage ratios remain in effect.

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

As noted above, the EGRRCPA has eliminated the Basel III requirements for banks with less than $10.0 billion in assets who elect to follow the community bank leverage ratio once the FDIC’s rule is finalized. The FDIC’s proposed rule provides that the Bank will be well-capitalized with a community bank leverage ratio of 9% or greater, adequately capitalized with a community bank leverage ratio of 7.5% or greater, undercapitalized if the Bank’s community bank leverage ratio is less than 7.5% and greater than 6% and significantly undercapitalized if the Bank’s community bank leverage ratio is less than 6%. The definition of critically undercapitalized is unchanged from the current regulations.

At December 31, 2018, Pathfinder Bank was well-capitalized.

Transactions with Related Parties. Transactions between a bank (and, generally, its subsidiaries) and its related parties or affiliates are limited by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company (“BHC”) and any companies which are controlled by such parent holding company are affiliates of the bank. Generally, Sections 23A and 23B of the Federal Reserve Act limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to 10% of such institution’s capital stock and surplus and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such institution’s capital stock and surplus. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar transactions.

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

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The FDIC was required to seek to achieve the 1.35% ratio by September 30, 2020.  The FDIC indicated that the 1.35% ratio was exceeded in November 2018. Insured institutions of less than $10 billion of assets will receive credits for the portion of their assessments that contributed to the reserve ratio between 1.15% and 1.35%.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC, and the FDIC has exercised that discretion by establishing a long-range fund ratio of 2%.

In addition to the FDIC assessments, the  United States government-sponsored enterprise known as the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to fully mature in September 2019. The FICO assessment rate is adjusted quarterly to reflect changes in the assessment base as determined from quarterly Call Report submissions.  For the quarter ended December 31, 2018, the annualized Financing Corporation assessment was equal to 0.32 of a basis point of total assets less tangible capital.

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

Federal Reserve System. The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily negotiable order of withdrawal (NOW) and regular checking accounts).  The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $124.2 million; a 10% reserve ratio is applied above $124.2 million.  The first $16.3 million of otherwise reservable balances are exempted from the reserve requirements.  The amounts are adjusted annually.  Pathfinder Bank complies with the foregoing requirements.

Federal Home Loan Bank System.  Pathfinder Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the FHLBNY, Pathfinder Bank is required to acquire and hold a specified amount of shares of capital stock in the FHLBNY.  As of December 31, 2018, Pathfinder Bank was in compliance with this requirement.

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

Holding Company Regulation

The Company, as a BHC, is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, as administered by the Federal Reserve Board. The Company is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval would be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or BHC if it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company.

A BHC is generally prohibited from engaging in, or acquiring, direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing securities brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property under certain conditions; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings association.

The Gramm-Leach-Bliley Act of 1999 authorizes a BHC that meets specified conditions, including depository institutions subsidiaries that are “well capitalized” and “well managed,” to opt to become a “financial holding company.” A “financial holding company” may engage in a broader array of financial activities than permitted a typical bank holding company. Such activities can include insurance underwriting and investment banking.  The Company has elected to be a “financial holding company.”

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

On August 28, 2018, pursuant to EGRRCPA, the FRB issued an interim final rule revising the Policy Statement increasing the consolidated asset limit to $3 billion.  Under the Policy Statement, a BHC that meets certain Qualitative Requirements:

•	is exempt from the FRB's risk-based capital and leverage rules (Appendixes A and D of Regulation Y); and
•	may use debt to finance up to 75% of the purchase price of an acquisition allowing (in theory) a BHC to have a debt-to-equity ratio of up to 3:1.

The Policy Statement now applies to a BHC with consolidated assets of less than $3 billion that meets the following Qualitative Requirements: (i) it is not engaged in significant non-banking activities either directly or through a non-bank subsidiary; (ii) it does not conduct significant off-balance sheet activities, including securitizations or asset management or administration, either directly or through a non-bank subsidiary; or (iii) it does not have a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC.  BHCs that meet these Qualitative Requirements are determined to be "Qualifying BHCs".  A Qualifying BHC is exempt from the FRB's risk-based capital and leverage rules. As a consequence, it does not have to comply with the Basel III Capital Adequacy rules.   Each subsidiary bank of a Qualifying BHC must comply with the Basel III Capital Adequacy rules and must be well-capitalized. If any subsidiary bank is not, the FRB expects it to become well-capitalized within a brief period of time.  This Policy Statement applies to the Company.

A BHC is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. The Federal Reserve Board has adopted an exception to that approval requirement for well-capitalized bank holding companies that meet certain other conditions.  The Federal Reserve Board has issued guidance which requires consultation with the Federal Reserve Board prior to a redemption or repurchase in certain circumstances.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends by BHCs. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the BHC appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve Board’s policies also require that a BHC serve as a source of financial strength to its subsidiary banks by using available resources to provide capital funds during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of strength policy.  Under the prompt corrective action laws, the ability of a BHC to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

The Company and the Bank will be affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of the Company or the Bank.

The Company’s status as a registered BHC under the Bank Holding Company Act will not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act’) was signed into law. The Tax Act instituted significant changes to various sections of the Internal Revenue Code that affect the Company.  Most notably, the Tax Act reduced the Company’s marginal federal income tax rate from 34% to 21% effective January 1, 2018.  Generally Accepted Accounting Principles (“GAAP”) requires that the impact of the provisions of the Tax Act be accounted for in the period of enactment.  Accordingly, the Company recorded a nonrecurring income tax benefit in the fourth quarter of 2017 related to the Tax Act in the amount of $155,000.  The reduction in income tax expense was largely attributable to the reduction in the value of net deferred tax assets and liabilities reflecting lower future tax obligations resulting from the Tax Act’s enacted lower federal corporate tax rate.

The Company’s federal tax return was under audit for the year ended December 31, 2014 by the Internal Revenue Service.  The Company received a final notice that the audit was concluded on April 16, 2018, with no findings or changes to our reported tax. The Company’s federal tax returns have not been audited in the five years previous to 2014.

Method of Accounting.  For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.

Bad Debt Reserves.  Prior to 1996, Pathfinder Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of tax law changes in 1996, Pathfinder Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2018, Pathfinder Bank had no reserves subject to recapture in excess of its base year reserves.  The Bank is required to use the specific charge-off method to account for tax bad debt deductions.

Taxable Distributions and Recapture.  Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if Pathfinder Bank failed to meet certain thrift asset and definitional tests or made certain distributions.  Tax law changes in 1996 eliminated thrift-related recapture rules.  However, under current law, pre-1988 tax bad debt reserves remain subject to recapture if Pathfinder Bank makes certain non-dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a “bank” for tax purposes.  At December 31, 2018 our total federal pre-base year bad debt reserve was approximately $1.3 million.

Alternative Minimum Tax.  The Tax Act repealed the alternative minimum tax on corporations for the years beginning after December 31, 2017.

Net Operating Loss Carryovers.  Under pre-Tax Act law, generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  Under the Tax Act, for net operating losses arising in tax years ending after December 31, 2017, the two-year carryback limit is repealed for financial institutions and the net operating loss may be carried forward indefinitely.  For losses arising in tax years beginning after December 31, 2017, the net operating loss deduction is limited to 80% of taxable income.

Corporate Dividends Received Deduction. The Company may exclude from its federal taxable income 100% of dividends received from Pathfinder Bank as a wholly-owned subsidiary by filing consolidated tax returns.  The corporate dividends received deduction is 65% when the corporation receiving the dividend owns at least 20% of the stock of the distributing corporation.  The dividends-received deduction is 50% when the corporation receiving the dividend owns less than 20% of the distributing corporation.

Interest Expense.  The Tax Act limits a taxpayer’s annual deduction of business interest expense to the sum of (i) business interest income and (ii) 30% of “adjusted taxable income”, defined as a business’s taxable income without taking into account business interest income or expense, net operating losses, and, for 2018 through 2021, depreciation, amortization and depletion.  Because we generate significant amounts of net interest income, we do not expect to be impacted by this limitation.

Employee Compensation. A publicly held corporation is not permitted to deduct compensation in excess of $1 million per year paid to certain employees. The Tax Act eliminates certain exceptions to the $1 million limit applicable under prior law related to performance-based compensation, such as equity grants and cash bonuses that are paid only on the attainment of performance goals. Based on our current compensation plans, we do not expect to be impacted by this limitation.

Business Asset Expensing. The Tax Act allows taxpayers to immediately expense the entire cost of certain depreciable tangible property and real property improvements acquired and placed in service after September 27, 2017 and before January 1, 2023 (with an additional year for certain property). This 100% bonus depreciation is phased out proportionately for property placed in service on or after January 1, 2023 and before January 1, 2027 (with an additional year for certain property).

State Taxation

New York State franchise tax is imposed in an amount equal to the greater of 6.5% of Business Income, .075% of average Business Capital, or a fixed dollar amount based on New York sourced gross receipts.  Various Business Income subtraction modifications are available to qualified banks based on its qualified loan portfolio.  Commencing January 1, 2018, the Company changed its subtraction modification from that of a captive real estate investment trust (REIT) to one based on interest income from qualifying loans.  This change follows the laws enacted by New York State effective January 1, 2015.  As a result, for 2018 the Company is subject to a fixed dollar amount and the current effective income tax rate in New York State was reduced to close to $0.  It is anticipated that the Company’s New York State effective income tax will remain substantially at 0.0% for future periods under the current law.

The Bank maintains a pool of loans that generates income sourced from the State of Indiana.  Taxes from this activity are considered to be nominal to the overall financial statements.

As a Maryland business corporation, the Company is required to file an annual report with, and pay franchise taxes to, the State of Maryland.

ITEM 1A: RISK FACTORS

Not required of a smaller reporting company.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The Company has seven offices located in Oswego County, three offices in Onondaga County and one loan production office in Oneida County.  Management believes that the Bank’s facilities are adequate for the business conducted. The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 2018.  The aggregate net book value of the Bank's premises and equipment was $20.6 million at December 31, 2018. For additional information regarding the Bank's properties, see Notes 8 and 18 to the consolidated financial statements.

Location	Opening Date	Owned/Leased
Main Office	1874	Owned
214 West First Street
Oswego, New York 13126

Plaza Branch	1989	Owned (1)
Route 104, Ames Plaza
Oswego, New York 13126

Mexico Branch	1978	Owned
Norman & Main Streets
Mexico, New York 13114

Oswego East Branch	1994	Owned
34 East Bridge Street
Oswego, New York 13126

Lacona Branch	2002	Owned
1897 Harwood Drive
Lacona, New York 13083

Fulton Branch	2003	Owned (2)
5 West First Street South
Fulton, New York 13069

Central Square Branch	2005	Owned
3025 East Ave
Central Square, New York 13036

Cicero Branch	2011	Owned
6194 State Route 31
Cicero, New York 13039

Syracuse Pike Block Branch	2014	Leased (3)
109 West Fayette Street
Syracuse, New York 13202

Clay Branch	2018	Owned
3775 State Route 31
Liverpool, NY 13090

Utica Loan Production Office	2017	Leased (4)
258 Genesee Street
Utica, New York 13502

(1)	The building is owned; the underlying land is leased with an annual rent of $34,000.
(2)	The building is owned; the underlying land is leased with an annual rent of $37,000.
(3)	The premises are leased with an annual rent of $59,000.
(4)	The premises are leased with an annual rent of $16,000.

ITEM 3: LEGAL PROCEEDINGS

There are various claims and lawsuits to which the Company is periodically involved that are incidental to the Company's business, most notably foreclosures.  In the opinion of management, such claims and lawsuits in the aggregate are not expected to have a material adverse impact on the Company's consolidated financial condition and results of operations at December 31, 2018.

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable.

PART  II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the NASDAQ Capital Market under the symbol “PBHC.”

There were 338 shareholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms) as of March 26, 2019.  The following table sets forth the high and low closing bid prices and cash dividends paid per share of common stock for the periods indicated.

	Price per share
Quarter Ended:	High	Low	Dividend Paid
December 31, 2018	$15.66	$13.46	$0.0600
September 30, 2018	$15.97	$15.03	$0.0600
June 30, 2018	$16.20	$15.04	$0.0600
March 31, 2018	$15.86	$15.21	$0.0600
December 31, 2017	$15.50	$15.10	$0.0575
September 30, 2017	$15.70	$15.00	$0.0550
June 30, 2017	$15.99	$14.55	$0.0525
March 31, 2017	$15.09	$13.02	$0.0500

The Company did not repurchase any shares of its common stock during the fourth quarter of 2018.

Equity Compensation Plan Information

The following table provides information as of December 31, 2018 with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	324,930	$10.50	47,450

Equity compensation plans not approved by stockholders	N/A	N/A	N/A

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

	For the years ended December 31,
Year End (In thousands, except per share amounts)	2018	2017	2016	2015	2014
Total assets	$933,115	$881,257	$749,034	$623,254	$561,024
Investment securities available-for-sale	177,664	171,138	141,955	98,942	88,073
Investment securities held-to-maturity	53,908	66,196	54,645	44,297	40,875
Loans receivable, net	612,964	573,705	485,900	424,732	382,189
Deposits	727,060	723,603	610,983	490,315	415,568
Borrowings and subordinated loans	133,628	88,947	73,972	56,291	71,255
Shareholders' equity	64,459	62,144	58,361	71,229	69,204

For the Year
Total interest income	$34,810	$29,413	$24,093	$21,424	$19,699
Total interest expense	9,044	6,290	3,804	2,657	2,614
Net interest income	25,766	23,123	20,289	18,767	17,085
Provision for loan losses	1,497	1,769	953	1,349	1,205
Net interest income after provision for loan losses	24,269	21,354	19,336	17,418	15,880
Total noninterest income	3,835	4,085	4,072	4,062	3,663
Total noninterest expense	23,549	21,094	18,999	17,477	15,589
Net income before income taxes	4,555	4,345	4,409	4,003	3,954
Income tax expense	546	922	1,111	1,071	1,153
Net (loss) income attributable to noncontrolling interest	(22)	(68)	26	43	56
Net income	$4,031	$3,491	$3,272	$2,889	$2,745

Per Share
Income per share - basic (a)	$0.97	$0.86	$0.79	$0.67	$0.64
Income per share - diluted (a)	0.94	0.83	0.78	0.66	0.63
Book value per common share	14.72	14.44	13.67	13.28	12.82
Tangible book value per common share	13.65	13.34	12.55	12.19	11.78
Cash dividends declared	0.240	0.215	0.200	0.160	0.120

Performance Ratios
Return on average assets	0.45%	0.42%	0.48%	0.48%	0.51%
Return on average equity	6.33	5.69	5.35	4.08	5.50
Average equity to average assets	7.09	7.47	8.97	11.76	9.27
Shareholders' equity to total assets at end of year	6.88	7.01	7.73	11.36	12.26
Net interest rate spread	2.85	2.83	3.03	3.21	3.31
Net interest margin	3.02	2.97	3.14	3.31	3.40
Average interest-earning assets to average interest-bearing liabilities	116.52	116.05	118.35	121.73	117.88
Noninterest expense to average assets	2.62	2.57	2.79	2.90	2.90
Efficiency ratio (b)	79.04	79.06	79.80	78.12	76.40
Dividend payout ratio (c)	24.93	25.21	25.18	25.22	13.89
Return on average common equity	6.33	5.69	5.35	5.00	7.45

		For the years ended December 31,
	2018	2017	2016	2015	2014
Asset Quality Ratios
Nonperforming loans as a percent of total loans	0.35%	0.84%	0.98%	1.24%	1.61%
Nonperforming assets as a percent of total assets	0.36	0.61	0.72	0.94	1.16
Allowance for loan losses to loans receivable	1.18	1.23	1.27	1.33	1.38
Allowance for loan losses as a percent of nonperforming loans	340.13	145.61	129.85	107.30	85.50

Regulatory Capital Ratios (Bank Only)
Total capital (to risk-weighted assets)	13.69%	13.97%	14.79%	16.22%	16.60%
Tier 1 capital (to risk-weighted assets)	12.49	12.72	13.54	14.95	15.31
Tier 1 capital (to adjusted assets)	8.31	8.16	9.06	10.00	10.55
Tier 1 Common Equity (to risk-weighted assets)	12.49	12.72	13.54	14.95	15.31

Number of:
Banking offices	11	10	9	9	9
Fulltime equivalent employees	160	140	133	124	122

(a)	Adjusted to reflect the 1.6472 exchange ratio used in the conversion for 2014.
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

See table below for a reconciliation of the non-GAAP financial measures.

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

	For the years ended December 31,
Year End (In thousands, except per share amounts)	2018	2017	2016	2015	2014
Per Share
Book value per common share
Total Pathfinder Bancorp, Inc. shareholders' equity (book value) (GAAP)	$64,221	$61,811	$57,929	$70,805	$68,790
Preferred stock	-	-	-	13,000	13,000
Total shares outstanding	4,362	4,280	4,237	4,354	4,352
Book value per common share	$14.72	$14.44	$13.67	$13.28	$12.82

Total common equity
Total equity (GAAP)	$64,221	$61,811	$57,929	$57,805	$55,790
Goodwill	4,536	4,536	4,536	4,536	4,367
Intangible assets	165	182	198	214	175
Common equity	$59,520	$57,093	$53,195	$53,055	$51,248

Tangible book value per common share
Common equity	$59,520	$57,093	$53,195	$53,055	$51,248
Total shares outstanding	4,362	4,280	4,237	4,354	4,352
Tangible book value per common share	$13.65	$13.34	$12.55	$12.19	$11.78

Performance Ratios
Efficiency ratio
Operating expenses (numerator)	$23,549	$21,094	$18,999	$17,477	$15,589
Net interest income	25,766	23,123	20,289	18,767	17,085
Noninterest income	3,835	4,085	4,072	4,062	3,663
Less: (Loss)/Gain on the sale/redemption of investment securities/loans/foreclosed real estate	(132)	526	554	456	344
Less : Loss on marketable equity securities	(62)	-	-	-	-
Denominator	$29,795	$26,682	$23,807	$22,373	$20,404
Efficiency ratio	79.04%	79.06%	79.80%	78.12%	76.40%

Dividend payout ratio
Dividends declared (numerator)	$1,005	$880	$820	$696	$368
Net income available to common shareholders (denominator)	4,031	3,491	3,256	2,759	2,650
Dividend payout ratio	24.93%	25.21%	25.18%	25.22%	13.89%

Return on average common equity
Net income attributable to Pathfinder Bancorp Inc. (GAAP) (numerator)	$4,031	$3,491	$3,272	$2,889	$2,745
Average equity	63,667	61,383	61,102	70,819	49,870
Preferred stock	-	-	-	13,000	13,000
Denominator	$63,667	$61,383	$61,102	$57,819	$36,870
Return on average common equity	6.33%	5.69%	5.35%	5.00%	7.45%

	For the years ended December 31,
	2018	2017	2016	2015	2014
Regulatory Capital Ratios (Bank Only)
Total capital (to risk-weighted assets)
Total equity (GAAP)	$86,614	$71,535	$66,846	$64,097	$61,308
Goodwill	(4,536)	(4,536)	(4,536)	(4,536)	(4,367)
Intangible assets	(165)	(146)	(119)	(86)	(181)
Addback: Accumulated other comprehensive income	(6,042)	4,261	3,812	2,563	2,082
Total Tier 1 Capital	$75,871	$71,114	$66,003	$62,038	$58,842
Allowance for loan and lease losses	7,306	6,991	6,095	5,193	4,812
Unrealized Gain on available-for-sale securities	-	-	-	55	177
Total Tier 2 Capital	$7,306	$6,991	$6,095	$5,248	$4,989
Total Tier 1 plus Tier 2 Capital (numerator)	$83,177	$78,105	$72,098	$67,286	$63,831
Risk-weighted assets (denominator)	607,414	559,161	487,448	414,842	384,425
Total core capital to risk-weighted assets	13.69%	13.97%	14.79%	16.22%	16.60%

Tier 1 capital (to risk-weighted assets)
Total Tier 1 capital (numerator)	$75,871	$71,114	$66,003	$62,038	$58,842
Risk-weighted assets (denominator)	607,414	559,161	487,448	414,842	384,425
Total capital to risk-weighted assets	12.49%	12.72%	13.54%	14.95%	15.31%

Tier 1 capital (to adjusted assets)
Total Tier 1 capital (numerator)	$75,871	$71,114	$66,003	$62,038	$58,842
Total average assets	917,740	876,263	733,512	625,018	562,100
Goodwill	(4,536)	(4,536)	(4,536)	(4,536)	(4,367)
Intangible assets	(165)	(146)	(119)	(86)	(181)
Adjusted assets (denominator)	$913,039	$871,581	$728,857	$620,396	$557,552
Total capital to adjusted assets	8.31%	8.16%	9.06%	10.00%	10.55%

Tier 1 Common Equity (to risk-weighted assets)
Total Tier 1 capital (numerator)	$75,871	$71,114	$66,003	$62,038	$58,842
Risk-weighted assets (denominator)	607,414	559,161	487,448	414,842	384,425
Total Tier 1 Common Equity to risk-weighted assets	12.49%	12.72%	13.54%	14.95%	15.31%

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

Throughout Management’s Discussion and Analysis (“MD&A”) the term, the “Company”, refers to the consolidated entity of Pathfinder Bancorp, Inc.  Pathfinder Bank and Pathfinder Statutory Trust II are wholly owned subsidiaries of Pathfinder Bancorp, Inc.; however, Pathfinder Statutory Trust II is not consolidated for reporting purposes (see Note 13 of the consolidated financial statements).  Pathfinder REIT, Inc., Pathfinder Risk Management Company, Inc., and Whispering Oaks Development Corp. are wholly owned subsidiaries of Pathfinder Bank.  Pathfinder REIT, Inc., ceased all operations in December 2017 and all of its assets and liabilities were transferred at that time to its parent entity, Pathfinder Bank.  The cessation of Pathfinder REIT, Inc.’s operations and the transfer of all assets and liabilities from Pathfinder REIT, Inc. to Pathfinder Bank had no effect on the Company’s consolidated financial position at December 31, 2017 or results of operations for the year ended December 31, 2017.  The formal dissolution of Pathfinder REIT, Inc. as a legal entity was completed in the first quarter of 2019.

On October 16, 2014, Pathfinder Bancorp, MHC converted from the mutual to stock form of organization (the “Conversion”).  In connection with the Conversion, the Company sold 2,636,053 shares of common stock to depositors at $10.00 per share.  Shareholders of Pathfinder Bancorp, Inc., a federal corporation (“Pathfinder-Federal”), the Company’s predecessor, received 1.6472 shares of the Company’s common stock for each share of Pathfinder-Federal common stock they owned immediately prior to completion of the transaction.   Following the completion of the Conversion, Pathfinder-Federal was succeeded by the Company and Pathfinder Bancorp, MHC ceased to exist.  The Company had 4,362,328 and 4,280,227 shares outstanding at December 31, 2018 and December 31, 2017, respectively.

Since the Conversion, we have transformed from a traditional savings bank to a commercial bank.  While not reducing our role as a leading originator of one-to-four family residential real estate loans within our marketplace, which had been our primary focus as a savings bank, we have substantially grown our business and commercial real estate loan portfolios over the past four years.  As a commercial bank, we have been able to offer customized products and services to meet individual customer needs and thereby more definitively differentiate our services from those offered by our competitors.  As a result, we have been able to create a substantially more diversified loan portfolio than the one that was in place before the Conversion process began.  When compared to the Bank’s loan portfolio composition prior to the Conversion, it is our view that this portfolio (1) significantly improves upon both the distribution of credit risk across a broader range of borrowers, industries and collateral types, and (2) is more likely to generate consistent net interest margins in a broader range of interest rate environments due to the portfolio’s increased percentage of shorter-term and/or adjustable-rate assets.  In a concurrent effort, the Bank has been able to fund the high level of growth in our loan portfolios primarily with deposits gathered from our local community.  We believe that we have gathered these deposits at a reasonable overall cost in terms of deposit interest rates, as well as at a reasonable overall level of related infrastructure and customer support service expenses.

On June 1, 2016, Pathfinder Bank, a savings bank chartered by the NYSDFS, merged into Pathfinder Commercial Bank, a limited purpose commercial bank also chartered by the NYSDFS.  Prior to the merger, Pathfinder Bank owned 100% of Pathfinder Commercial Bank.  On that same date, NYSDFS expanded the powers that it had previously granted to Pathfinder Commercial Bank and chartered Pathfinder Commercial Bank as a fully-empowered commercial bank.  Simultaneously, the entity that had operated as “Pathfinder Commercial Bank” changed its name to “Pathfinder Bank.”  As a result of this charter conversion and accompanying name change, the entity now known as “Pathfinder Bank” is a commercial bank with the full range of powers granted under a commercial banking charter in New York State.  The merger, which had no effect on the Company’s results of operations, converted the consolidated Bank from a savings bank to a commercial bank and was completed in order to better align the Bank’s charter with its long-term strategic focus.

We have consistently emphasized developing our business and commercial banking franchise by offering products that are attractive to small- to medium-sized businesses in our market area. We differentiate our loan solutions and related services through the maintenance of high standards of customer service, solution flexibility and convenience.  Highlights of our business strategy are as follows:

•

Continuing emphasis on business banking. We intend to continue to use our branch office network and experienced commercial loan and deposit specialists to provide convenient commercial loan and deposit products and services to business customers. We believe that by continuing to develop our commercial relationships with small businesses we will offer a variety of services and deposit products that will provide a sustainable source of net interest income for the Company and will become a growing source of fee income in the future. We will continue to introduce products and services designed to attract new business customers and increase the breadth of solutions that we can offer to our existing business customer base.

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

•

Diversifying our products and services with a goal of increasing non-interest income over time. We have sought to reduce our dependence on net interest income by increasing fee income from the value-added services that we provide. We offer property and casualty and life insurance through our subsidiary, Pathfinder Risk Management Company, Inc., and its insurance agency subsidiary, the FitzGibbons Agency, LLC.  Additionally, Pathfinder Bank’s investment services provide brokerage services for purchasing stocks, bonds, mutual funds, annuities, and long-term care insurance products.  We intend to gradually grow these businesses.  We believe that there will be opportunities to cross-sell these products to our deposit and loan customers which will increase our non-interest income over time.

•

Continuing to grow our customer relationships and deposit base by expanding our branch network. As conditions permit, we will expand our branch network through a combination of de novo branching and acquisitions of branches and/or other financial services companies.  We believe that as we expand our branch network, our customer relationships and deposit base will continue to grow.  Our branch expansion focus will be primarily within Onondaga County, NY, which encompasses the greater Syracuse, NY area. We currently have three branches in Onondaga County, including the branch in Clay, NY that we opened in the fourth quarter of 2018.  We continue to actively seek opportunities for an increased presence within that marketplace.  This is consistent with our belief that we have already achieved meaningful brand recognition among potential customers there.  Consistent with this strategy, in November 2018, the Bank acquired an additional site location on West Onondaga Street in Syracuse, which will be renovated and converted into another full-service banking location.  We consider the Syracuse Southwest Corridor neighborhood, where this site is located, to be an under-banked area of the region and believe that this branch will qualify for various economic incentives under New York State’s Banking Development District, or BDD, program.  The BDD program is designed to encourage the establishment of bank branches in areas where there is a demonstrated need for additional banking services.  The program was developed in recognition of the fact that banks play a critically important role in promoting individual wealth, community development, and revitalization. This investment demonstrates Pathfinder Bank’s firm commitment to servicing diverse economic areas within its geographic market.  We plan to soon begin renovation work on the acquired facility and expect to open our new Syracuse Southwest branch office by the end of 2019.  We will continue to seek similar branch network expansion opportunities in the future. In addition to the full-service branches located in Oswego and Onondaga Counties, we opened, in 2017, a loan production office in Utica, located in Oneida County, NY, to increase our availability to potential commercial and business loan customers within that market area.

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

•

Managing Capital. The Company received $24.9 million in net proceeds from the sale of approximately 2.6 million shares of common stock as a result of the Conversion in October 2014. In October 2015, the Company executed the issuance of the $10.0 million non-amortizing Subordinated Loan and subsequently used those proceeds in February 2016 to substantially fund the full retirement of $13.0 million in SBLF Preferred stock.  We have successfully leveraged this $27.9 million in net additional capital by growing our consolidated assets by $352.7 million, or 60.8%, since October 2014.  It is our intent to balance our future growth with capital adequacy considerations in a manner that will continue to allow us to effectively serve all of our key stakeholders and maintain our “well capitalized” capital position.

•

Providing quality customer service. Our strategy emphasizes providing quality customer service and meeting the financial needs of our customer base by offering a full complement of loan, deposit, financial services and online banking solutions.  Our competitive advantage is our ability to make decisions, such as approving loans, more quickly than our larger competitors. Customers enjoy, and will continue to enjoy, access to senior executives and local decision makers at the Bank and the flexibility it brings to their businesses.

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

Allowance for Loan Losses. The allowance for loan losses represents management's estimate of probable loan losses inherent in the loan portfolio.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment on the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and environmental factors, all of which may be susceptible to significant change.  The Company establishes a specific allowance for all commercial loans in excess of the total related credit threshold of $100,000 and single borrower residential mortgage loans in excess of the total related credit threshold of $300,000 identified as being impaired which are on nonaccrual and have been risk rated under the Company’s risk rating system as substandard, doubtful, or loss. The Company also establishes a specific allowance, regardless of the size of the loan, for all loans subject to a troubled debt restructuring agreement.  In addition, an accruing substandard loan could be identified as being impaired.  The measurement of impaired loans is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral, less costs to sell.  At December 31, 2018, the Bank’s position in impaired loans consisted of 44 loans totaling $6.0 million.  Of these loans, 23 loans, totaling $2.1 million, were valued using the present value of future cash flows method; and 21 loans, totaling $3.9 million, were valued based on a collateral analysis.  For all other loans, the Company uses the general allocation methodology that establishes an allowance to estimate the probable incurred loss for each risk-rating category.  Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in this report.

Deferred Income Tax Assets and Liabilities.  Deferred income tax assets and liabilities are determined using the liability method.  Under this method, the net deferred tax asset or liability is recognized for the future tax consequences.  This is attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating and capital loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  If current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established.  The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change. In prior years, management believed that it may not have been able to generate sufficient future taxable income in the form of capital gains to offset its capital loss carry forward position before those potential tax benefits expired.  Accordingly, a valuation allowance of $150,000 was maintained at December 31, 2016.  During 2017, the Company recognized net capital gains of $428,000, effectively utilizing all capital loss carryforward tax benefits established in prior years and thereby eliminating the need for any valuation allowance related to the future utilization of those carryforwards at December 31, 2017 or in subsequent periods.  As a result, the Company maintained no valuation allowance related to future tax benefits related to the utilization of capital loss carryforwards at December 31, 2018 or December 31, 2017.

On December 22, 2017, the Tax Act was signed into law. The Tax Act instituted significant changes to various sections of the Internal Revenue Code that effects the Company.  Most notably, the Tax Act reduced the Company’s marginal federal income tax rate from 34% to 21% starting January 1, 2018.  GAAP requires that the impact of the provisions of the Tax Act be accounted for in the period of enactment.  Accordingly, the Company recorded an income tax benefit in the fourth quarter of 2017 related to the Tax Act in the amount of $155,000.  The reduction in income tax expense was largely attributable to the reduction in the value of net deferred tax liabilities and assets reflecting lower future tax obligations resulting from the Tax Act’s enacted lower federal corporate tax rate.  See Note 17 to the consolidated financial statements contained herein.

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

Evaluation of Goodwill.  Management performs an annual evaluation of the Company’s goodwill for possible impairment.  Based on the results of the 2018 evaluation, management has determined that the carrying value of goodwill is not impaired as of December 31, 2018.  The evaluation approach is described in Note 10 of the consolidated financial statements contained herein.

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

RECENT EVENTS

On December 20, 2018, the board of directors declared a quarterly dividend of $0.06 per common share.  The dividend was payable on February 8, 2019 to shareholders of record on January 18, 2019.

EXECUTIVE SUMMARY AND RESULTS OF OPERATIONS

The Company reported net income of $4.0 million for 2018, an increase of $540,000, or 15.5%, as compared to net income of $3.5 million for 2017.  Net income increased during 2018, as compared to the previous year, due to an increase in net interest income before the provision for loan losses of $2.6 million, a reduction of income tax expense of $376,000, and a reduction in the provision for loan losses of $272,000.  These increases in net income were partially offset by an increase in noninterest expense of $2.5 million, and a decrease on total noninterest income of $250,000.  Basic and diluted earnings per share in 2018 were $0.97 and $0.94, respectively, as compared to $0.86 and $0.83 in 2017, respectively.  Return on average assets increased three basis points to 0.45% in 2018 from 0.42% in 2017.  Return on average equity increased 64 basis points to 6.33% in 2018 as compared to 5.69% in 2017.  The increase in return on average assets in 2018, as compared to the previous year, was primarily due to the rate of increase in net income being above the rate of increase in average assets.  Average assets increased in 2018 by $76.1 million, or 9.25% as the Company grew its total assets from $881.3 million at December 31, 2017 to $933.1 million at December 31, 2018.  The increase in return on average equity in 2018, as compared to the previous year, was primarily due to the increase in net income in 2018.

Net interest income before provision for loan losses increased $2.6 million, or 11.4%, to $25.8 million in 2018 on average interest earning assets of $852.1 million as compared to net interest income before provision for loan losses of $23.1 million in 2017 on average interest earning assets of $779.9 million.  Interest and dividend income increased $5.4 million in 2018 to $34.8 million, as compared to interest and dividend income of $29.4 million in 2017.  The aggregate increase in the average balance of interest-earning assets of $72.2 million in 2018 as compared to 2017 led to an increase in interest and dividend income of $2.7 million, that was further enhanced by an increase of 32 basis points in the overall average yield earned on those assets that contributed an additional $2.7 million in interest income in 2018, as compared to the previous year.  The $5.4 million increase in interest income was partially offset by an increase in interest expense of $2.8 million due to an increase in average interest-bearing liabilities of $59.2 million and an increase in the average rate paid on those liabilities of 30 basis points in 2018 as compared to 2017.

The Company recorded a provision for loan losses of $1.5 million in 2018 as compared to $1.8 million in the prior year.  The $272,000 year-over-year decrease in provision for loan losses reflected the loan portfolio’s generally improving credit quality metrics partially offset by the effects of a 6.8% increase in aggregate loan balances from December 31, 2017 to December 31, 2018. In addition, during 2017, the Company recorded a specific reserve of $300,000 for a single commercial real estate loan with an outstanding balance of $1.7 million.  The loan was collateralized by a special-purpose commercial property and the balance of the loan was considered to not be fully realizable at that time.  The Company recorded $1.5 million in net charge-offs in 2018 as compared to $890,000 in net charge-offs in 2017.  The ratio of net charge-offs to average loans increased to 0.22% in 2018 from 0.16% in 2017. The increase in the year-over-year charge-off rate was due primarily to the charge-off in 2018 of a single fully-reserved commercial real estate loan in the amount of $596,000 and the charge-off of a single fully-reserved commercial and industrial loan in the amount of $124,000.

Noninterest income was $3.8 million in 2018, a decrease of $250,000, or 6.1%, from $4.1 million in 2017. Net gains on the sales and redemptions of investment securities decreased $671,000 from a gain of $489,000 in 2017 to a loss of $182,000 in 2018.  During 2018, the Company realized losses of $182,000 on the sales of certain securities in order to provide funding for reinvestment into loans and securities considered to be better matches for the Company’s overall balance sheet strategies.  During 2017, the Company engaged in certain short-term interest rate hedging strategies that generated net gains of $428,000.  In addition, the Company realized net gains on the sales and redemptions of investment securities of $61,000 as the Company sold certain securities as part of its overall asset management strategies.  All other categories of noninterest income increased $421,000 in aggregate during 2018, as compared to the previous year, primarily due to increases in other charges, commissions and fees of $196,000 and earnings and gain on bank owned life insurance of $143,000.

Noninterest expense increased $2.5 million, or 11.6% to $23.5 million in 2018 from $21.1 million in 2017.  The year-over-year increase in noninterest expenses was primarily due to personnel expenses that increased $1.4 million, or 11.6%, in 2018 as compared to 2017.  All other noninterest expenses increased $1.1 million, or 11.6%, in 2018, as compared to the previous year, as all categories of noninterest expense, not related to personnel costs, increased in a manner that was substantially proportional to the Company’s increased asset size.  In addition, the increase in these non-personnel related expenses in 2018, as compared to 2017, reflected the deployment of additional resources by the Company into risk management systems and improved customer service activities.  See the detailed discussion noninterest expense, below.

In 2018, the Company’s effective tax rate was 11.9%, as compared to 20.6% in 2017.  The Company’s federal statutory income tax rate of 21.0% was reduced 6.2% in 2018 by the combined effects of tax exempt income received in the form of interest on tax exempt loans and investment securities, and the increase in the value of its bank owned life insurance.  All other individually immaterial items related to the calculation of the Company’s effective tax rate in aggregate decreased the Company’s effective tax rate by 2.9% in 2018.

In 2017, GAAP required that the impact of the provisions of the Tax Act on deferred tax assets and liabilities be accounted for in the period of enactment.  Accordingly, the Company recorded an income tax benefit in the fourth quarter of 2017 related to the Tax Act in the amount of $155,000.  The reduction in income tax expense was largely attributable to the reduction in the value of net deferred tax assets and liabilities reflecting lower future tax obligations resulting from the Tax Act’s enacted lower federal corporate tax rate. Absent this one-time income tax benefit, the Company’s income tax expense for 2017 would have been $1.1 million.  The Company’s reported effective tax rate for 2017 was 20.6%.  Absent this one-time tax benefit discussed above, the Company’s effective tax rate in 2017 would have been 24.1%.

The Company’s effective tax rate in 2017, absent the effects of the one-time benefit related to the Tax Act, was further reduced in 2017 by 3.5% from 24.1% to 20.6% due to the reversal of $150,000 in valuation allowances for deferred tax assets related to capital loss carryforward tax positions established in previous years. The Company was able to generate sufficient capital gains in 2017 to offset all capital loss carryforward positions at December 31, 2016 and thereby eliminate the need for a reserve against their related deferred tax assets.  At December 31, 2018 and 2017, the Company had no unused capital loss carryforward positions or deferred tax assets related to those positions.

Total assets were $933.1 million at December 31, 2018 as compared to $881.3 million at December 31, 2017.  The increase in total assets of $51.9 million, or 5.9%, was the result of the increase in loans, principally commercial real estate and residential mortgages of $39.4 million, partially offset by a $5.3 million reduction in investment securities.  All other assets increased by a net $17.7 million, primarily due to an increase in bank owned life insurance, cash and equivalents and premises and equipment of $5.2 million, $4.3 million and $4.5 million, respectively.  The increase in total assets in 2018 was funded largely by a $44.7 million increase in borrowings from the FHLBNY, and a $21.6 million increase in customer deposits, partially offset by an $18.1 million decrease in time deposits acquired through the CDARS program.

Measured as a percentage of total loans and total assets, the majority of loan credit quality metrics improved in 2018 as compared to the previous year.  Nonperforming loans to total loans were 0.35% at December 31, 2018, down 49 basis points compared to 0.84% at December 31, 2017. The allowance for loan losses to non-performing loans at December 31, 2018 was 340.13%, compared with 145.61% at December 31, 2017.  This increase was the result of two non-performing commercial real estate loans of significant size that were effectively resolved in 2018.  These improvements in credit quality measures were reflected in a slight decline in the ratio of the allowance for loan losses to year end loans decreasing from 1.23% at December 31, 2017 to 1.18% at December 31, 2018.  This decrease reflected management’s estimate of the probable losses inherent in the current loan portfolio.

The ratio of net charge-offs to average loans increased to 0.22% for 2018 as compared to 0.16% for 2017.  This activity reflected charge-offs for those accounts deemed uncollectible but reserved for in prior years through the provision for loan losses.  Total past due loans measured as a percent of total loans, decreased from 2.09% at December 31, 2017 to 1.81% at December 31, 2018. The level of nonperforming loans decreased in aggregate by $2.7 million, or 56.1%, led by a decrease in nonperforming residential loans of $1.1 million and a decrease in nonperforming residential mortgage loans of $912,000.  Commensurate with the decline in nonperforming loans to year end loans, the ratio of nonperforming assets to total assets decreased to 0.36% at December 31, 2018 from 0.61% at December 31, 2017. The improvements in our nonperforming loan measures largely reflect the $39.4 million increase in our aggregate loan portfolio achieved while we continued to maintain our conservative underwriting practices.

The Company’s shareholders’ equity increased $2.4 million, or 3.9%, to $64.2 million at December 31, 2018 from $61.8 million at December 31, 2017.  This increase was primarily due to an increase in retained earnings of $3.1 million, resulting from the Company’s reported net income of $4.0 million in 2018, partially offset by common stock dividend distributions of $1.0 million, a $969,000 increase in additional paid in capital, and the accretion of $180,000 unearned ESOP shares.  Paid in capital increased in 2018 due to the exercise of stock options during the year primarily by members of the Company’s management team.  These net increases to shareholders’ equity were partially offset by a $1.8 million increase in the Company’s accumulated other comprehensive loss. The increase in accumulated other comprehensive loss at December 31, 2018, as compared to December 31, 2017, was the result of an unrealized decline, after tax effects, of $1.3 million related to the Company’s available-for-sale investment securities portfolio, and an unrealized loss, after tax effects, for pension and other postretirement obligations of $932,000. The unrealized decline in the value of the Company’s available-for-sale investment securities portfolio was primarily due to the increases in market interest rates that occurred in 2018.  The increase in the unrealized loss for pension and other postretirement obligations was primarily due to the significant declines in global equity markets that took place in the fourth quarter of 2018.  These increases in accumulated other comprehensive loss were partially offset by an increase of

$373,000, after tax effects, primarily related to the transfer of $35.2 million in securities from held-to-maturity to available-for-sale concurrent with the adoption in 2018 of ASU 2017-12: Derivatives and Hedging [Topic 815]: Targeted Improvements to Accounting for Hedging Activities.

Net Interest Income

Net interest income is the Company's primary source of operating income.  It is the amount by which interest earned on interest-earning deposits, loans and investment securities exceeds the interest paid on deposits and borrowed money.  Changes in net interest income and the net interest margin ratio resulted from the interaction between the volume and composition of interest earning assets, interest-bearing liabilities, and their respective yields and funding costs.

The following comments refer to the table of Average Balances and Rates and the Rate/Volume Analysis, both of which follow below.

Net interest income, before provision for loan losses, increased $2.6 million, or 11.4%, to $25.8 million in 2018 as compared to $23.1 million in the previous year. Our net interest margin for the year ended December 31, 2018 increased to 3.02% from 2.97% for the comparable prior year.  The increase in net interest income was primarily due to a $5.4 million, or 18.4%, increase in interest and dividend income in 2018 to $34.8 million primarily as a result of the $72.2 million, or 9.3%, increase in the average balances on interest earning assets.  This increase in interest income was partially offset by an increase in interest expense of $2.7 million, or 43.8%, during 2018, as compared to the previous year.  The increase in interest expense was primarily the result of increases in interest paid on time deposits and MMDA accounts of $2.0 million and $878,000, respectively.  Increases between 2018 and 2017 were recorded in average rates paid on time deposits, FHLBNY borrowings (net of hedging activities in the amount of $598,000 recorded in 2017) and MMDA accounts of 56 basis points, 51 basis points and 35 basis points, respectively.

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

	For the twelve months ended December 31,
	2018			2017			2016
			Average			Average			Average
	Average		Yield /	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$609,648	$28,426	4.66%	$546,193	$24,392	4.47%	$455,129	$20,703	4.55%
Taxable investment securities	197,477	5,418	2.74%	184,170	3,827	2.08%	142,277	2,461	1.73%
Tax-exempt investment securities	28,444	720	2.53%	28,497	1,038	3.64%	32,387	865	2.67%
Fed funds sold and
interest-earning deposits	16,496	246	1.49%	20,999	156	0.74%	15,898	64	0.40%
Total interest-earning assets	852,065	34,810	4.09%	779,859	29,413	3.77%	645,691	24,093	3.73%
Noninterest-earning assets:
Other assets	57,529			50,147			41,097
Allowance for loan losses	(7,531)			(6,381)			(5,965)
Net unrealized gains
on available-for-sale securities	(4,018)			(1,642)			397
Total assets	$898,045			$821,983			$681,220
Interest-bearing liabilities:
NOW accounts	$66,934	$116	0.17%	$67,581	$105	0.16%	$56,541	92	0.16%
Money management accounts	13,584	21	0.15%	13,960	25	0.18%	14,392	35	0.24%
MMDA accounts	236,958	2,262	0.95%	231,671	1,384	0.60%	167,817	699	0.42%
Savings and club accounts	83,511	85	0.10%	84,092	82	0.10%	79,317	74	0.09%
Time deposits	243,342	4,328	1.78%	189,614	2,308	1.22%	165,464	1,541	0.93%
Subordinated loans	15,075	846	5.61%	15,041	794	5.28%	15,006	792	5.28%
Borrowings	71,875	1,386	1.93%	70,071	1,592	2.27%	47,051	571	1.21%
Total interest-bearing liabilities	731,279	9,044	1.24%	672,030	6,290	0.94%	545,588	3,804	0.70%
Noninterest-bearing liabilities:
Demand deposits	96,719			83,053			69,898
Other liabilities	6,380			5,517			4,632
Total liabilities	834,378			760,600			620,118
Shareholders' equity	63,667			61,383			61,102
Total liabilities & shareholders' equity	$898,045			$821,983			$681,220
Net interest income		$25,766			$23,123			$20,289
Net interest rate spread			2.85%			2.83%			3.03%
Net interest margin			3.02%			2.97%			3.14%
Ratio of average interest-earning assets
to average interest-bearing liabilities			116.52%			116.05%			118.35%

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

	Years Ended December 31,
	2018 vs. 2017			2017 vs. 2016
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Loans	2,924	1,110	4,034	4,073	(384)	3,689
Taxable investment securities	293	1,298	1,591	811	555	1,366
Tax-exempt investment securities	(2)	(316)	(318)	(113)	286	173
Interest-earning deposits	(39)	129	90	25	67	92
Total interest and dividend income	3,176	2,221	5,397	4,796	524	5,320
Interest Expense:
NOW accounts	(1)	12	11	17	(4)	13
Money management accounts	(1)	(3)	(4)	(1)	(9)	(10)
MMDA accounts	32	846	878	320	365	685
Savings and club accounts	(1)	4	3	5	3	8
Time deposits	769	1,251	2,020	247	520	767
Subordinated loans	2	50	52	2	-	2
Borrowings	40	(246)	(206)	367	654	1,021
Total interest expense	840	1,914	2,754	957	1,529	2,486
Net change in net interest income	$2,336	$307	$2,643	$3,839	$(1,005)	$2,834

Interest Income

Changes in interest income result from changes in the average balances of loans, securities, and interest-earning deposits and the related average yields on those balances.

Interest and dividend income increased $5.4 million, or 18.4%, to $34.8 million in 2018 as compared to $29.4 million in 2017 due principally to the $72.2 million, or 9.3%, increase in average interest-earning assets.  The increase in average interest-earning assets was primarily due to the increase in the average balances of loans, which increased $63.5 million or 11.6% in 2018, as compared to the previous year. The increase in the average balance of loans was due principally to increases in adjustable-rate commercial business and commercial real estate loans.  The average yields earned on loans increased 19 basis points to 4.66% in 2018 from 4.47% in 2017 as maturing lower rate loans were replaced by loans at current higher market rates.  Interest on taxable investment securities increase $1.6 million in 2018, as compared with the previous year.  The average yields earned on taxable investment securities increased 66 basis points to 2.74% in 2018 as compared to 2.08% in 2017, accounting for an increase in interest income of $1.3 million in 2018, as compared to 2017.  The year-over-year increase in the interest rates earned on taxable investment securities was primarily due to increases in shorter-term interest rates that allowed amortizing and maturing securities’ balances to be replaced in 2018 with generally higher-yielding securities. The average balance of taxable investment securities increased $13.3 million, or 7.2%, in 2018, as compared to the previous year, accounting for an increase in 2018 interest income from investment securities of $293,000, as compared to 2017.

Interest Expense

Changes in interest expense result from changes in the average balances of deposits and borrowings and the related average interest costs on those balances.

Interest expense increased $2.7 million, or 43.8%, to $9.0 million in 2018, as compared to $6.3 million in the previous year.  The increase in interest expense was primarily the result of increases in interest paid on time deposits and MMDA accounts of $2.0 million and $878,000, respectively.  Increases between 2018 and 2017 were recorded in average rates paid on time deposits, FHLBNY borrowings (net of hedging activities in the amount of $598,000 recorded in 2017) and MMDA accounts of 56 basis points, 51 basis points and 35 basis points, respectively.  The increase in interest expense was primarily due to a generally rising interest rate environment in 2018 and the competitive interest rates offered in the Bank’s market place.

Total interest expense also increased in 2018, as compared to the previous year, due to increases in the average balance of time deposits and MMDA accounts of $53.7 million and $5.3 million, respectively.  The increase in the average balance of time deposits in 2018 was due to an increase of $28.7 million in time deposits acquired through the CDARS program and $25.0 million in time deposits obtained by the Bank through its customer base.  The increase in the average balance of time deposits, and to a lesser extent, the increase in the average balance of MMDA accounts were largely the result of promotional activity designed to increase balances within these deposit categories and, to a lesser extent, the opening of the Bank’s tenth full-service branch location in the fourth quarter of 2018.

In addition to the factors discussed above related to the increase in interest expense in 2018 as compared to the previous year, the Company incurred $598,000 in pre-tax interest expense related to short-term interest rate hedging activities in 2017.  On five occasions during 2017, the Company sold, and subsequently repurchased, a U.S. Treasury security in the approximate amount of $40.0 million for each transaction.  These transactions were intended to act as hedges against rising short-term interest rates.  The Company was in controlling possession of, but did not own, the securities at the time of each sale. The securities had been received by the Company, under industry-standard repurchase agreements, from an unrelated third party as collateral for 30-day loans approximately equal to the value of the sold Treasury security on each occasion which were made at market rates of interest to that third party. The security sale on each occasion provided the funds necessary to advance the loan to the third party and placed the Company in what is generally described as a “short position” with respect to the sold U.S. Treasury security.  These transactions acted as a hedge against rising short-term interest rates because the price of each sold security would be expected to decline in a rising short-term interest rate environment and could therefore be re-acquired at the conclusion of each 30-day loan period at a price lower than the price at which the security was originally sold.  Short-term rates generally rose over the combined duration of these transactions and, consequently, the Company recognized aggregate gains on the sale and repurchase of the securities in the amounts of $428,000 for the twelve months ended December 31, 2017.  The transactions’ gains were characterized as capital gains for tax purposes.  These capital gains utilized existing, previously reserved-for, capital loss tax carryforwards that were established in 2013.  The Company recognized tax benefits related to these transactions of $150,000 for the twelve months ended December 31, 2017.  The tax benefits arose from the reversal of valuation allowances established in 2013 against the portion of the Company’s deferred tax asset related to existing capital loss carryforward positions.  The valuation allowances were originally established due to the uncertainty at that time of the Company’s ability to generate future capital gain income within the five-year statutory life of the capital loss carryforward position under the Internal Revenue Code. The reversals of these valuation allowances against deferred tax assets had the effect of reducing the Company’s effective income tax rate by 3.3% in 2017.

The capital gain income and the additional recognized tax benefits derived from these transactions were partially offset by an additional $368,000 in after-tax interest expense on borrowings for the year ended December 31, 2017.   In total, net after-tax net income was increased by $178,000 in 2017 as a result of the hedging transactions.  All hedging transactions were closed at December 31, 2017 and had no effect on the Company’s consolidated statement of condition on that date.  There were no hedging activities in 2018.

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

The Company recorded a provision for loan losses of $1.5 million in 2018 as compared to $1.8 million in the prior year.  The $272,000 year-over-year decrease in provision for loan losses reflected the loan portfolio’s generally improving credit quality metrics partially offset by the effects of a 6.8% increase in aggregate loan balances from December 31, 2017 to December 31, 2018. In addition, during 2017, the Company recorded a specific reserve of $300,000 for a single commercial real estate loan with an outstanding balance of $1.7 million.  The loan was collateralized by a special-purpose commercial property and the balance of the loan was considered to not be fully realizable at that time.  The Company recorded $1.3 million in net charge-offs in 2018 as compared to $890,000 in net charge-offs in 2017.  The ratio of net charge-offs to average loans increased to 0.22% in 2018 from 0.16% in 2017.  The increase in the year-over-year charge-off rate was due primarily to the charge-off in 2018 of a single fully-reserved commercial real estate loan in the amount of $596,000 and the charge-off of a single fully-reserved commercial and industrial loan in the amount of $124,000.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions and net gains or losses on sales of securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the years indicated.

	Years Ended December 31,
(Dollars in thousands)	2018	2017	Change
Service charges on deposit accounts	$1,148	$1,130	$18	1.6%
Earnings and gain on bank owned life insurance	427	284	143	50.4%
Loan servicing fees	170	149	21	14.1%
Debit card interchange fees	576	484	92	19.0%
Insurance agency revenue	840	803	37	4.6%
Other charges, commissions and fees	868	709	159	22.4%
Noninterest income before gains	4,029	3,559	470	13.2%
Net (losses) gains on sales and redemptions of investment securities	(182)	489	(671)	-137.2%
Net gains on sales of loans and foreclosed real estate	50	37	13	35.1%
Loss on marketable equity securities	(62)	-	(62)	100.0%
Total noninterest income	$3,835	$4,085	$(250)	-6.1%

Noninterest income for the year ended December 31, 2018 decreased $250,000, or 6.1%, from the year ended December 31, 2017.  Noninterest income before gains (losses) on the sales and redemptions of investment securities, loss on marketable equity securities, and gains on the sale of loans and foreclosed real estate increased $470,000, or 13.2%, to $4.0 million in 2018 as compared to $3.6 million in 2017.  This $470,000 increase in 2018, as compared with the previous year, was primarily due to increases in other charges, commissions and fees of $196,000, increased gains on bank owned life insurance of $143,000, and aggregate increases of $131,000 in service charges on deposit accounts, loan servicing fees and debit card interchange fees.

Net gains (losses) on the sales and redemptions of investment securities decreased $671,000 from a gain of $489,000 in 2017 to a loss of $182,000 in 2018.  During 2018, the Company realized losses of $182,000 on the sales of certain securities in order to provide funding for reinvestment into loans and securities considered to be better matches for the Company’s overall balance sheet strategies.  During 2017, the Company engaged in certain short-term interest rate hedging strategies that generated net gains of $428,000.  In addition, the Company realized net gains on the sales and redemptions of investment securities of $61,000 as the Company sold certain securities as part of its overall asset management strategies.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the years indicated.

	Years Ended December 31,
(Dollars in thousands)	2018	2017	Change
Salaries and employee benefits	$13,304	$11,917	$1,387	11.6%
Building occupancy	2,325	2,196	129	5.9%
Data processing	1,995	1,779	216	12.1%
Professional and other services	1,360	952	408	42.9%
Advertising	935	809	126	15.6%
FDIC assessments	492	473	19	4.0%
Audits and exams	422	353	69	19.5%
Insurance agency expense	875	932	(57)	-6.1%
Community service activities	541	415	126	30.4%
Other expenses	1,300	1,268	32	2.5%
Total noninterest expenses	$23,549	$21,094	$2,455	11.6%

Noninterest expense for 2018 increased $2.5 million, or 11.6%, to $23.6 million from $21.1 million for the prior year. Higher noninterest expenses largely reflect investments in personnel and support functionality related to the Company’s continued efforts to increase its business activities, primarily in the Syracuse market.  In addition, these higher expenses reflect management’s execution of its planned enhancements to the Company’s risk management capabilities and improvements to the Company’s customer service level functionality.

The year-over-year increase in noninterest expenses was primarily due to higher personnel expenses that increased $1.4 million, or 11.6%, in 2018 as compared to 2017.  The increase in salaries expense was due to the expansion of the Company’s staffing levels in a number of areas, primarily focused on enhanced business development, risk management activities and customer service-related activities.  These increases in personnel expenses resulted from increases of $1.4 million, or 20.0%, in salaries expense and $252,000, or 12.6%, in aggregate employee benefits and payroll taxes, partially offset by decreases of $242,000, or 20.7%, in commission expense, and $63,000, or 4.0%, in all other personnel expense categories.  Personnel expense in 2018 was increased by $536,000 ($443,000 in salaries and employee benefits, and $93,000 in stock-based compensation) due to the contractually-mandated acceleration of certain retirement benefits for a senior officer who elected to retire prior to his originally scheduled full retirement date.  Absent the effects of this nonrecurring accelerated retirement expense, personnel expense would have been reduced by $536,000 from $13.3 million to $12.8 million for the year ended December 31, 2018 and would have represented a 7.1% increase from the $11.9 million in personnel expense recorded in 2017.

Building and occupancy expense increased $129,000, or 5.9%, primarily due to increased maintenance, depreciation and communications expenses principally related to the Company’s ongoing refurbishment and modernization programs for its physical facilities and the opening of the Bank’s tenth full-service branch location, located in Clay NY, in November 2018.

Data processing expense increased $216,000, or 12.1%, primarily due to increased equipment depreciation related to system upgrades and increased transaction-related fees paid to third-party vendors.  These increased transaction-related fees resulted from higher transaction volumes derived from both greater numbers of customers in 2018, as compared to the previous year, and increased utilization levels by existing customers of the Bank’s internet and mobile banking offerings.

Professional and other services expense increased $408,000, or 42.9%, primarily due to the increased use in 2018 of externally-sourced management consulting services. The increased use of these services related primarily to operational and strategic planning activities that took place during 2018.

Advertising expense increased $126,000, or 15.6%, in 2018 as compared to the previous year, as the Company sought to increase brand awareness and corresponding business activity within the Company’s market area, particularly in Onondaga County.  In addition, the Company increased its overall direct-to-customer advertising expenditures in the latter half of  2018 in support of the opening of the Bank’s tenth full-service branch location.

Audits and exams expense increased $69,000, or 19.6%, in 2018 principally due to increased utilization of third-party internal audit services in 2018, as compared to the previous year.

Community service activities increased $126,000, or 30.4%, in 2018 primarily due to the Company’s expanded presence in the Syracuse market.  These activities, include event sponsorships, financial support for community development agencies, memberships and other direct support for economic development agencies and similar organizations dedicated to growing the economies, and increasing employment, within our marketplace, and charitable donations.  These activities are intended to support overall economic and social development within the communities in which we serve and to promote overall brand awareness.

Income Tax Expense

The Company reported income tax expense of $546,000 in 2018 and $922,000 in 2017.  Income tax expense decreased $376,000 in 2018 as compared to the previous year.  On December 22, 2017, the Tax Act was signed into law. The Tax Act instituted significant changes to various sections of the Internal Revenue Code that affects the Company.  Most notably, the Tax Act reduced the Company’s marginal federal income tax rate from 34.0% to 21.0% starting January 1, 2018.  The Company’s effective tax rate differs from the federal statutory rate due primarily to non-taxable interest income and other tax advantaged income derived from bank owned life insurance.  Other factors, such as the effects of state income taxes have typically partially offset to the effective tax rate reducing effects of tax advantaged income.

New York State franchise tax is imposed in an amount equal to the greater of 6.5% of Business Income, .075% of average Business Capital, or a fixed dollar amount based on New York sourced gross receipts.  Various Business Income subtraction modifications are available to qualified banks based on its qualified loan portfolio.  Commencing January 1, 2018, the Company changed its subtraction modification from that of a captive real estate investment trust (REIT) to one based on interest income from qualifying loans.  This change follows the laws enacted by New York State effective January 1, 2015.  As a result, for 2018 the Company is subject to a fixed dollar amount and the current effective income tax in New York State was reduced to close to $0.  It is anticipated that the Company’s New York State effective income tax rate will remain substantially at 0.0% for future periods under the current law.

The Bank maintains a pool of loans that generates income sourced from the State of Indiana.  Taxes from this activity are considered to be nominal to the overall financial statements.

As a Maryland business corporation, the Company is required to file an annual report with, and pay franchise taxes to, the State of Maryland.

In 2018, the Company’s effective tax rate was 11.9%, as compared to 20.6% in 2017.  The Company’s federal statutory income tax rate of 21.0% was reduced 6.2% in 2018 by the combined effects of tax exempt income received in the form of interest on tax exempt loans and investment securities, and the increase in the value of its bank owned life insurance.  All other individually immaterial items related to the calculation of the Company’s effective tax rate decreased the Company’s effective tax rate by an aggregate 2.9% in 2018.

In 2017, GAAP required that the impact of the provisions of the Tax Act on deferred tax assets and liabilities be accounted for in the period of enactment.  Accordingly, the Company recorded an income tax benefit in the fourth quarter of 2017 related to the Tax Act in the amount of $155,000.  The reduction in income tax expense was largely attributable to the reduction in the value of net deferred tax assets and liabilities reflecting lower future tax obligations resulting from the Tax Act’s enacted lower federal corporate tax rate. Absent this one-time income tax benefit, the Company’s income tax expense for 2017 would have been $1.1 million.  The Company’s reported effective tax rate for 2017 was 20.6%.  Absent this one-time tax benefit discussed above, the Company’s effective tax rate in 2017 would have been 24.1%.

The Company’s effective tax rate in 2017, absent the effects of the one-time benefit related to the Tax Act, was further reduced in 2017 by 3.5% from 24.1% to 20.6% due to the reversal of $150,000 in valuation allowances for deferred tax assets related to capital loss carryforward tax positions established in previous years. The Company was able to generate sufficient capital gains in 2017 to offset all capital loss carryforward positions at December 31, 2016 and thereby eliminate the need for a reserve against their related deferred tax assets.  At December 31, 2018 and 2017, the Company had no unused capital loss carryforward positions or deferred tax assets related to those positions.

See Note 17 to the consolidated financial statements for the reconciliation of the statutory tax rate to the effective tax rate.

Earnings Per Share

Basic and diluted earnings per share for the year ended December 31, 2018 were $0.97 and $0.94, respectively, as compared to basic and diluted earnings per share of $0.86 and $0.83 for the year ended December 31, 2017.  The increase in basic and diluted earnings per share comparing year-over-year was due to the increase in net income available to common shareholders between these two years.

CHANGES IN FINANCIAL CONDITION

Total assets were $933.1 million at December 31, 2018 as compared to $881.3 million at December 31, 2017.  The increase in total assets of $51.9 million, or 5.9%, was the result of the increase in loans, principally commercial real estate and residential mortgages of $39.4 million, partially offset by a $5.3 million reduction in investment securities.  All other assets increased by a net $17.7 million, primarily due to an increase in bank owned life insurance, cash and equivalents and premises and equipment of $5.2 million, $4.3 million and $4.5 million, respectively.  The increase in total assets in 2018 was funded largely by a $44.7 million increase in borrowings from the FHLBNY, and a $21.6 million increase in customer deposits, partially offset by an $18.1 million decrease in time deposits acquired through the CDARS program.

Investment Securities

The investment portfolio represented 26.5% of the Company’s average interest earning assets in 2018 and is designed to generate a favorable rate of return consistent with safety of principal while assisting the Company in meeting its liquidity needs and interest rate risk strategies.  All of the Company’s investments, with the exception of marketable equity securities, are classified as either available-for-sale or held-to-maturity.  The Company does not hold any trading securities.  The Company invests primarily in securities issued by United States Government agencies and sponsored enterprises (“GSE”), mortgage-backed securities, collateralized mortgage obligations, state and municipal obligations, mutual funds, equity securities, investment grade corporate debt instruments, and common stock issued by the FHLBNY.  By investing in these types of assets, the Company reduces the credit risk of its asset base through geographical and collateral-type diversification but must accept lower yields than would typically be available on loan products.  Our mortgage-backed securities and collateralized mortgage obligations portfolio includes privately-issued but substantially over-collateralized pass-through securities as well as pass-through securities guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae.  The investment securities portfolio has approximately 6.5% of its composition in pass-through securities comprised of seasoned mortgage-backed securities whose underlying collateral was, to varying degrees (depending on the individual security’s initial and current composition), considered sub-prime or high-risk at the securities’ issuance dates. These privately-issued mortgage-backed securities are believed to be adequately collateralized by subordinate structures and ongoing credit support mechanisms and are, therefore, well insulated from loss of principal due to credit default.

At December 31, 2018, available-for-sale investment securities increased 3.8% to $177.7 million and held-to-maturity investment securities decreased 18.6% to $53.9 million. There were no securities that exceeded 10% of consolidated shareholders’ equity.  During 2018, the bank transferred $35.2 million in securities from held-to-maturity to available-for-sale concurrent with the adoption in 2018 of ASU 2017-12: Derivatives and Hedging [Topic 815]: Targeted Improvements to Accounting for Hedging Activities.  The transfer had had no material effect on the results of operations in 2018.  See Note 4 to the consolidated financial statements for further discussion on securities.

Our available-for-sale investment securities are carried at fair value and our held-to-maturity investment securities are carried at amortized cost.

The following table sets forth the carrying value of the Company's investment portfolio at December 31:

	Available-for-Sale		Held-to-Maturity
(In thousands)	2018	2017	2018	2017
Investment Securities:
US treasury, agencies and GSEs	$17,031	$41,336	$3,987	$4,948
State and political subdivisions	23,065	13,681	5,089	35,130
Corporate	17,200	8,600	9,924	8,311
Asset backed securities	18,119	6,644	1,509	-
Residential mortgage-backed - US agency	31,666	35,742	11,601	6,853
Collateralized mortgage obligations - US agency	46,441	53,348	13,972	7,574
Collateralized mortgage obligations - Private label	23,936	11,052	7,826	3,380
Common stock - financial services industry	206	735	-	-
Total investment securities	$177,664	$171,138	$53,908	$66,196

The following table sets forth the scheduled maturities, amortized cost, fair values and average yields for the Company's investment securities at December 31, 2018. Average yield is calculated on the amortized cost to maturity.  Adjustable rate mortgage-backed securities are included in the period in which interest rates are next scheduled to be reset.

AVAILABLE FOR SALE

			More Than One		More Than Five
	One Year or Less		to Five Years		to Ten Years
		Annualized		Annualized		Annualized
	Amortized	Weighted	Amortized	Weighted	Amortized	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Avg Yield	Cost	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$10,173	1.61%	$5,000	2.30%	$1,998	3.47%
State and political subdivisions	281	1.75%	5,686	2.57%	5,382	2.33%
Corporate	37	2.81%	3,814	3.19%	13,538	4.17%
Asset backed securities	-	-	3,548	4.26%	8,055	3.88%
Total	$10,491	1.62%	$18,048	2.96%	$28,973	3.70%
Mortgage-backed securities:
Residential mortgage-backed - US agency	$-	-	$5,592	2.45%	$10,127	2.41%
Collateralized mortgage obligations - US agency	-	-	1,945	1.94%	4,600	2.11%
Collateralized mortgage obligations - Private label	-	-	5,090	4.00%	-	-
Total	$-	-	$12,627	3.00%	$14,727	2.32%
Other non-maturity investments:
Equity securities	$206	1.39%	-	-	$-	-
Total	$206	1.39%	$-	-	$-	-
Total investment securities	$10,697	1.61%	$30,675	2.97%	$43,700	3.23%

	More Than Ten Years		Total Investment Securities
		Annualized			Annualized
	Amortized	Weighted	Amortized	Fair	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Value	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$-	-	$17,171	$17,031	2.03%
State and political subdivisions	12,312	2.58%	23,661	23,065	2.51%
Corporate	-	-	17,389	17,200	3.95%
Asset backed securities	6,640	4.74%	18,243	18,119	4.27%
Total	$18,952	3.34%	$76,464	$75,415	3.15%
Mortgage-backed securities:
Residential mortgage-backed - US agency	$16,690	2.51%	$32,409	$31,666	2.47%
Collateralized mortgage obligations - US agency	41,556	2.50%	48,101	46,441	2.44%
Collateralized mortgage obligations - Private label	19,227	3.40%	24,317	23,936	3.53%
Total	$77,473	2.73%	$104,827	$102,043	2.70%
Other non-maturity investments:
Equity securities	$-	-	$206	$206	1.39%
Total	$-	-	$206	$206	1.39%
Total investment securities	$96,425	2.85%	$181,497	$177,664	2.89%

HELD-TO-MATURITY

			More Than One		More Than Five
	One Year or Less		to Five Years		to Ten Years
		Annualized		Annualized		Annualized
	Amortized	Weighted	Amortized	Weighted	Amortized	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Avg Yield	Cost	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$1,996	1.78%	$1,991	1.89%	$-	-
State and political subdivisions	1,114	2.38%	1,485	2.78%	1,780	3.08%
Corporate	-	-	2,809	3.69%	4,996	5.29%
Asset backed securities	-	-	1,509	4.16%	-	-
Total	$3,110	1.99%	$7,794	3.15%	$6,776	4.71%
Mortgage-backed securities:
Residential mortgage-backed - US agency	$-	-	$1,472	3.01%	$4,484	3.33%
Collateralized mortgage obligations - US agency	-	-	2,957	3.17%	1,478	3.63%
Collateralized mortgage obligations - Private label	-	-	2,000	4.72%	2,172	3.86%
Total	$-	-	$6,429	3.62%	$8,134	3.53%
Total investment securities	$3,110	1.99%	$14,223	3.36%	$14,910	4.06%

	More Than Ten Years		Total Investment Securities
		Annualized			Annualized
	Amortized	Weighted	Amortized	Fair	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Value	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$-	-	$3,987	$3,952	1.83%
State and political subdivisions	710	4.97%	5,089	5,027	3.10%
Corporate	2,119	3.74%	9,924	9,746	4.51%
Asset backed securities	-	-	1,509	1,496	4.16%
Total	$2,829	4.05%	$20,509	$20,221	3.61%
Mortgage-backed securities:
Residential mortgage-backed - US agency	$5,645	3.56%	$11,601	$11,678	3.40%
Collateralized mortgage obligations - US agency	9,537	3.63%	13,972	14,052	3.53%
Collateralized mortgage obligations - Private label	3,654	3.54%	7,826	7,818	3.93%
Total	$18,836	3.59%	$33,399	$33,548	3.58%
Total investment securities	$21,665	3.65%	$53,908	$53,769	3.59%

The yield information disclosed above does not give effect to changes in fair value that are reflected in accumulated other comprehensive loss in consolidated shareholders’ equity.

Loans Receivable

Average loans receivable represented 71.5% of the Company’s average interest earning assets in 2018 and account for the greatest portion of total interest income.  At December 31, 2018, the Company has the largest portion of its loan portfolio in commercial loan products that represent 53.1% of total loans. These products include credits extended to businesses and political subdivisions within its marketplace that are typically secured by commercial real estate, equipment, inventories, and accounts receivable.  The residential mortgage loans product segment represents 38.5% of total loans at December 31, 2018.  The Company has seen the proportion of commercial loan products to total loans increase in recent years and it will continue to emphasize these types of loans.  Notwithstanding this emphasis, the Company also anticipates a continued commitment to financing the purchase or improvement of residential real estate in its market area.

The following table sets forth the composition of our loan portfolio, including net deferred costs, in dollar amount and as a percentage of loans.  There were no loans classified as loans held for sale at the dates indicated.

	December 31,
(Dollars in thousands)	2018		2017		2016		2015		2014
Residential real estate	$238,894	38.5%	$221,623	38.2%	$206,900	42.0%	$189,367	44.0%	$175,322	45.2%
Commercial real estate	212,622	34.3%	192,540	33.2%	150,569	30.6%	129,481	30.1%	125,883	32.5%
Commercial and tax exempt	116,914	18.8%	111,786	19.2%	103,394	21.0%	83,016	19.3%	59,268	15.3%
Home equity and junior liens	26,416	4.3%	26,235	4.5%	24,991	5.1%	23,688	5.5%	22,905	5.9%
Consumer loans	25,424	4.1%	28,647	4.9%	6,293	1.3%	4,886	1.1%	4,160	1.1%
Total loans receivable	$620,270	100.0%	$580,831	100.0%	$492,147	100.0%	$430,438	100.0%	$387,538	100.0%

The following table shows the amount of loans outstanding, including net deferred costs, as of December 31, 2018 which, based on remaining scheduled repayments of principal, are due in the periods indicated.  Demand loans having no stated schedule of repayments, no stated maturity, and overdrafts are reported as one year or less.  Adjustable and floating rate loans are included in the period on which interest rates are next scheduled to adjust, rather than the period in which they contractually mature.  Fixed rate loans are included in the period in which the final contractual repayment is due.

	Due Under	Due 1-5	Due Over
(In thousands)	One Year	Years	Five Years	Total
Real estate:
Commercial real estate	$5,164	$5,500	$201,958	$212,622
Residential real estate	105	4,677	234,112	238,894
	5,269	10,177	436,070	451,516
Commercial and tax exempt	46,695	26,185	44,034	116,914
Home Equity and junior liens	60	713	25,643	26,416
Consumer	1,196	18,380	5,848	25,424
Total loans	$53,220	$55,455	$511,595	$620,270

The following table sets forth fixed- and adjustable-rate loans at December 31, 2018 that are contractually due after December 31, 2019:

(In thousands)	Due After One Year
Interest rates:
Fixed	$271,986
Variable	295,064
Total loans	$567,050

Total loans receivable, including net deferred costs, increased $39.4 million, or 6.8%, to $620.3 million at December 31, 2018 when compared to $580.8 million at December 31, 2017, primarily due to the growth in adjustable-rate commercial and commercial real estate loans, and fixed-rate residential mortgage loans.  The Company does not originate sub-prime, Alt-A, negative amortizing or other higher risk structured residential mortgages. Commercial and commercial real estate loans increased $25.2 million, or 8.3%, to $329.5 million at December 31, 2018 as compared to $304.3 million at December 31, 2017. The Company maintained its previously established credit standards, but continued to benefit from the expanding relationship-derived business activity within the markets that the Bank serves.

Nonperforming Loans and Assets

The following table represents information concerning the aggregate amount of nonperforming assets:

	December 31,
(Dollars In thousands)	2018	2017	2016	2015	2014
Nonaccrual loans:
Commercial and commercial real estate loans	$830	$2,443	$1,863	$3,238	$4,030
Consumer	142	363	388	365	324
Residential mortgage loans	1,176	2,088	2,560	1,715	1,902
Total nonaccrual loans	2,148	4,894	4,811	5,318	6,256
Total nonperforming loans	2,148	4,894	4,811	5,318	6,256
Foreclosed real estate	1,173	468	597	517	261
Total nonperforming assets	$3,321	$5,362	$5,408	$5,835	$6,517

Accruing troubled debt restructurings	$2,574	$2,539	$5,531	$1,916	$2,219

Nonperforming loans to total loans	0.35%	0.84%	0.98%	1.24%	1.61%
Nonperforming assets to total assets	0.36%	0.61%	0.72%	0.94%	1.16%

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

Total nonperforming loans decreased $2.7 million, or 56.1%, between December 31, 2017 and December 31, 2018, driven by decreases of $1.6 million, $912,000 and $221,000 in nonperforming commercial and commercial real estate, residential real estate and consumer loans, respectively. The decrease in nonperforming commercial and commercial real estate loans was comprised of 11 loans that were nonperforming at December 31, 2018 as compared to 18 loans that were nonperforming at December 31, 2017.  The decrease in nonperforming residential real estate loans was comprised of 11 loans that were nonperforming at December 31, 2018 as compared to 28 loans that were nonperforming at December 31, 2017.  Management believes that the value of the collateral properties underlying the loans is sufficient to preclude any significant losses related to these loans.  Management continues to monitor and react to national and local economic trends as well as general portfolio conditions which may impact the quality of the portfolio, and considers these environmental factors in support of the allowance for loan loss reserve.  Management believes that the current level of the allowance for loan losses, at $7.3 million at December 31, 2018, adequately addresses the current level of risk within the loan portfolio, particularly considering the types and levels of collateralization supporting the substantial majority of the portfolio. The Company maintains strict loan underwriting standards and carefully monitors the performance of the loan portfolio.

Foreclosed Real Estate (“FRE”) balances increased by $705,000 at December 31, 2018, from the prior year end and reflected the timing of foreclosures versus sales in 2018.  The number of FRE properties remained constant at five properties at December 31, 2018 and December 31, 2017.

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

Had the loans in nonaccrual status performed in accordance with their original terms, additional interest income of $75,000 and $66,000 would have been recorded for the years ended December 31, 2018 and December 31, 2017, respectively.

The measurement of impaired loans is based upon the fair value of the collateral or the present value of future cash flows discounted at the historical effective interest rate for impaired loans when the receipt of contractual principal and interest is probable.  At December 31, 2018 and December 31, 2017, the Company had $6.0 million and $9.2 million in loans, which were deemed to be impaired, having specific reserves of $631,000 and $1.1 million, respectively.  The $3.3 million year-over-year decrease in impaired loans was principally due to decreases of $2.6 million, $291,000 and $224,000 in impaired commercial real estate loans, impaired commercial lines of credit, and impaired other commercial and industrial loans, respectively. All other loan product segments (which include residential loans, home equity loans, and junior lien loans on residential property) reported modest year-over-year decreases in impaired loans of $114,000 in aggregate.

The threshold for individually measuring impairment on commercial real estate or commercial loans remains at $100,000 and for residential mortgage loans remains at $300,000 at December 31, 2018. The thresholds described above do not apply to loans that have been classified as troubled debt restructurings, which are individually measured for impairment at the time that the restructuring is affected.

Appraisals are obtained at the time a real estate secured loan is originated.  For commercial real estate held as collateral, the property is inspected every two years.

Management has identified certain loans with potential credit profiles that may result in the borrowers not being able to comply with the current loan repayment terms and which may result in possible future impaired loan reporting.  Potential problem loans increased $10.7 million to $14.6 million at December 31, 2018, compared to $3.9 million at December 31, 2017.  These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired.  The increase in potential problem loans was primarily due to a $7.5 million increase in potential problem commercial real estate loans, a $2.9 million increase in commercial and industrial loans, and a $1.3 million increase in commercial lines of credit.  These increases were partially offset by a decrease of $977,000 in potential problem residential real estate loans. The $7.5 million increase in potential problem commercial real estate loans was primarily due to the addition of seven relationships; six relationships rated special mention with an outstanding balance of $6.9 million, and one loan rated substandard with an outstanding balance of $527,000.

Total potential problem loans, including impaired loans, were $20.6 million at December 31, 2018, comprised of special mention, substandard and doubtful loans of $14.3 million, $4.2 million and $2.1 million, respectively.  Total problem loans were $13.2 million at December 31, 2017, comprised of special mention, substandard and doubtful loans of $3.0 million, $5.3 million and $4.9 million, respectively.  Substandard and doubtful loans declined $1.1 million and $2.8 million, respectively, at December 31, 2018 as compared to December 31, 2017, partially offset by an increase of $11.3 million in loans classified as special mention.  The decrease in loans classified as doubtful was primarily due to a $2.0 million decrease in commercial real estate loans, due to a single commercial real estate loan with an outstanding balance of $1.7 million that was doubtful at December 31, 2017, and was charged off and moved into foreclosure at December 31, 2018. The decrease in loans classified as substandard was primarily due to a decrease in residential real estate loans and commercial lines of credits, which decreased $679,000 and $290,000, respectively.  The increase in loans classified as special mention was primarily due to the $11.1 million increase in commercial real estate loans, other commercial and industrial loans and commercial lines of credit, due to the addition of one aggregated relationship totaling $8.9 million and five other individually unrelated relationships with an outstanding balance of $1.9 million.  The aggregated relationship, classified as special mention, in the amount of $8.9 million, consists of eight loans made to a real estate developer secured by, or related to, multiple projects.  The eight loans include three secured commercial real estate loans totaling $5.5 million, two unsecured commercial and industrial loans totaling $2.2 million, and three secured commercial lines of credit totaling $1.2 million.  All loans were current as of December 31, 2018 and as of the date of this filing.  The aggregated relationship was classified as special mention, in conformance with the Bank’s internal policies, due to an analysis of factors related to the management capacity of the borrowers.

The Company measures delinquency based on the amount of past due loans as a percentage of total loans.  The ratio of delinquent loans to total loans decreased to 1.81% at December 31, 2018 as compared to 2.09% at December 31, 2017.  Delinquent loans decreased $921,000 year-over-year, primarily due to a decrease of $864,000 in delinquent residential real estate loans.  At December 31, 2018, there were $11.2 million in loans past due including $8.1 million, $1.1 million and $2.0 million in loans 30-59 days, 60-89 days, and greater than 90 days past due, respectively.  At December 31, 2017, there were $12.2 million in loans past due including $4.3 million, $3.3 million and $4.6 million in loans 30-59 days, 60-89 days, and greater than 90 days past due, respectively.

The decrease of $921,000 in total loans past due at December 31, 2018, as compared to December 31, 2017, was primarily due to a decrease of $2.5 million and $2.2 million in loans 90 days and over past due and 60-89 days past due, respectively, partially offset by an increase of $3.8 million in loans 30-59 days past due. The decrease in loans 90 days and over past due was primarily due to a decrease of $1.1 million in commercial real estate loans.  At December 31, 2018 there were three new loans with an outstanding balance of $323,000 that were over 90 days past due, while at December 31, 2017, there were seven loans with an outstanding balance of $1.4 million.  The decrease in loans 60-89 days past due was primarily due to a decrease of $1.8 million in commercial real estate loans, due to a single commercial real estate loan with an outstanding balance of $1.7 million that was 60-89 days past due at December 31, 2017, and was charged off and moved into foreclosure as of December 31, 2018.  The increase in loans 30-59 days past due was primarily due to an increase of $3.5 million in commercial real estate loans.  At December 31, 2018 there were eight loans with an outstanding balance of $4.3 million that were 30-59 days past due, while at December 31, 2017, there were five loans with an outstanding balance of $720,000 that were 30-59 days past due.

The ratio of the allowance to loan losses to period end loans at December 31, 2018 was 1.18% as compared to 1.23% at December 31, 2017.

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

The Company establishes a specific allocation for all commercial loans identified as being impaired with a balance in excess of $100,000 that are also on nonaccrual or have been risk rated under the Company’s risk rating system as substandard, doubtful, or loss. The measurement of impaired loans is based upon either the present value of future cash flows discounted at the historical effective interest rate or the fair value of the collateral, less costs to sell for collateral dependent loans.  At December 31, 2018, the Bank’s position in impaired loans consisted of 44 loans totaling $6.0 million.  Of these loans, 23 loans, totaling $2.1 million, were valued using the present value of future cash flows method; and 21 loans, totaling $3.9 million, were valued based on a collateral analysis. The Company uses the fair value of collateral, less costs to sell to measure impairment on commercial and commercial real estate loans.  Residential real estate loans in excess of $300,000 will also be included in this individual loan review.  Residential real estate loans less than this amount will be included in impaired loans if it is part of the total related credit to a previously identified impaired commercial loan.  The Company also establishes a specific allowance, regardless to the size of the loan, for all loans subject to a troubled debt restructuring agreement.

The allowance for loan losses at December 31, 2018 and 2017 was $7.3 million and $7.1 million, or 1.18% and 1.23% of total year end loans, respectively.  The Company recorded $1.3 million in net charge-offs in 2018 as compared to $890,000 in net charge-offs in 2017.  The ratio of net charge-offs to average loans increased to 0.22% in 2018 from 0.16% in 2017. The increase in the year-over-year charge-off rate was due primarily to the charge-off in 2018 of a single fully-reserved commercial real estate loan in the amount of $596,000 and the charge-off of a single fully-reserved commercial and industrial loan in the amount of $124,000.

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

	2018		2017		2016		2015		2014
	Allocation	Percent of	Allocation	Percent of	Allocation	Percent of	Allocation	Percent of	Allocation	Percent of
	of the	Loans to	of the	Loans to	of the	Loans to	of the	Loans to	of the	Loans to
(Dollars in thousands)	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans
Residential real estate	$766	38.5%	$865	38.2%	$759	42.0%	$581	44.0%	$509	45.2%
Commercial real estate	3,578	34.3%	3,589	33.1%	2,935	30.6%	2,983	30.1%	2,801	32.5%
Commercial and tax exempt	2,016	18.8%	1,950	19.2%	2,056	21.0%	1,674	19.3%	1,497	15.3%
Home equity and junior liens	409	4.3%	514	4.5%	331	5.1%	350	5.5%	388	5.9%
Consumer loans	385	4.1%	208	4.9%	166	1.3%	118	1.1%	98	1.1%
Unallocated	152		-		-		-		56
Total	$7,306	100.0%	$7,126	100.0%	$6,247	100.0%	$5,706	100.0%	$5,349	100.0%

The following table sets forth the allowance for loan losses for the years indicated and related ratios:

(Dollars In thousands)	2018	2017	2016	2015	2014
Balance at beginning of year	$7,126	$6,247	$5,706	$5,349	$5,041
Provisions charged to operating expenses	1,497	1,769	953	1,350	1,205
Recoveries of loans previously charged-off:
Commercial real estate and loans	66	15	31	48	23
Consumer and home equity	58	46	63	69	52
Residential real estate	21	13	13	40	2
Total recoveries	145	74	107	157	77
Loans charged off:
Commercial real estate and loans	(952)	(587)	(69)	(787)	(634)
Consumer and home equity	(265)	(211)	(208)	(129)	(183)
Residential real estate	(245)	(166)	(242)	(234)	(157)
Total charged-off	(1,462)	(964)	(519)	(1,150)	(974)
Net charge-offs	(1,317)	(890)	(412)	(993)	(897)
Balance at end of year	$7,306	$7,126	$6,247	$5,706	$5,349
Net charge-offs to average loans outstanding	0.22%	0.16%	0.09%	0.25%	0.25%
Allowance for loan losses to year-end loans	1.18%	1.23%	1.27%	1.33%	1.38%

Premises and Equipment

The Company held $20.6 million and $16.1 million in premises and equipment, net of accumulated depreciation, at December 31, 2018 and 2017, respectively.  Premises and equipment, net of accumulated depreciation, increased $4.5 million, or 27.9%, at December 31, 2018, as compared to December 31, 2017.  The increase was primarily due to the acquisition and development costs associated with the Bank’s tenth branch location, in Clay, NY, and the investment in a mixed use office and retail property located in downtown Oswego, NY.  The Clay branch site was acquired, refurbished and opened in 2018.  The mixed use office and retail property, acquired in the fourth quarter of 2018, was under development at December 31, 2018.  This property is being developed primarily as a source of future rental income.  The new branch location and the mixed use property added $2.1 million and $1.6 million, respectively, to the Company’s total premises and equipment, net of accumulated depreciation, during 2018.  The $1.6 million recorded for the mixed use office and retail property was the full contractual price of the acquisition.  Of that amount, $400,000 is being held by the Company in escrow pending the successful completion of certain property development activities by the property’s previous owner.  This $400,000 amount is recorded as an addition to other liabilities at December 31, 2018.  The $942,000 remainder of the increase in premises and equipment, net of accumulated depreciation, at December 31, 2018, as compared to December 31, 2017, was related to a variety of smaller, individually immaterial, replacement and refurbishment projects for both properties and data processing equipment infrastructure, and the site acquisition of the Syracuse Southwest Corridor branch site in the amounts of $694,000, in the aggregate, and $248,000, respectively.

Bank Owned Life Insurance

The Company held $16.9 million and $11.7 million in bank owned life insurance at December 31, 2018 and 2017, respectively.  Bank owned life insurance increased $5.2 million, or 44.3%, at December 31, 2018, as compared to December 31, 2017.  The increase was primarily due to the purchase of $5.0 million in additional bank owned life insurance in April 2018 and the increase in the cash value of the policies, in the amount of $427,000, recorded as income in 2018, partially offset by the surrender of a policy related to a deceased former employee.

Deposits

The Company’s deposit base is drawn from ten full-service offices in its market area.  The deposit base consists of demand deposits, money management and money market deposit accounts, savings, and time deposits. Average deposits increased $71.1 million, or 10.6%, in 2018.   For the year ended December 31, 2018, 67.2% of the Company's average deposit base of $741.0 million consisted of core deposits.  Core deposits, which exclude time deposits, are considered to be more stable and provide the Company with a lower cost source of funds than time deposits.  The Company will continue to emphasize retail and business core deposits by providing depositors with a full range of deposit product offerings and will maintain its recent focus on deposit gathering within the Syracuse market.

At December 31, 2018, consumer deposits, and commercial and business deposits increased $8.6 million and $23.1 million, respectively, partially offset by a decrease in municipal deposits of $28.3 million, when compared to December 31, 2017.  The decrease in municipal deposits at December 31, 2018 as compared to December 31, 2017, was largely due to factors that the Company’s management believes to be transitory. The increase in consumer deposits reflected the Bank’s increased market penetration among non-business customers, particularly in northern Onondaga County, driven by the Bank’s focused marketing initiatives. The increase in commercial and business deposits was the result of the Company’s successful execution of its strategy to expand products and services to our existing commercial and business relationships within the markets that we serve. The decrease in municipal deposits at December 31, 2018, as compared to December 31, 2017, was largely due to factors that the Company’s management believes to be transitory in nature, and primarily due to the specific short-term cash management requirements of a small number of large balance municipal depositors.

Total deposits of $727.0 million at December 31, 2018 consisted in part of $41.4 million in brokered money market and certificates of deposit accounts, respectively. Brokered deposits represented 5.7% of all deposits at December 31, 2018.  Total deposits of $723.6 million at December 31, 2017 consisted in part of $94.1 million and $51.1 million in brokered money market and certificates of deposit accounts, respectively.  Brokered deposit represented 20.1% of all deposits at December 31, 2017.

The EGRRCPA repealed or modified certain provisions of the Dodd-Frank Act and eased regulations on all financial institutions with the exception of the largest banks. The EGRRCPA’s provisions include, among other items, clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations.  At December 31, 2018, the Bank held $41.4 million in deposits that under the EGRRCPA were categorized as brokered deposits.  At December 31, 2017, the Bank had $145.1 million in deposits that were categorized under the then-applicable regulations as brokered deposits.  Of the $145.1 million in deposits categorized as brokered deposits at December 31, 2017, $59.5 million would be considered to be brokered deposits under the EGRRCPA regulations in effect at December 31, 2018.

The following table sets forth our deposit composition in dollar amount and as a percentage of total deposits.

	December 31,
(Dollars in thousands)	2018		2017		2016
Savings accounts	$80,545	11.1%	$80,587	11.1%	$80,139	13.1%
Time accounts	199,598	27.4%	160,736	22.2%	132,007	21.6%
Time accounts of $250,000 or more	77,224	10.6%	52,691	7.3%	57,349	9.4%
Money management accounts	13,180	1.8%	14,905	2.1%	14,718	2.4%
MMDA accounts	189,679	26.1%	253,088	35.0%	192,692	31.5%
Demand deposit interest-bearing	57,407	7.9%	66,093	9.1%	53,587	8.8%
Demand deposit noninterest-bearing	103,124	14.2%	89,783	12.4%	75,282	12.3%
Mortgage escrow funds	6,303	0.9%	5,720	0.8%	5,209	0.9%
Total Deposits	$727,060	100.0%	$723,603	100.0%	$610,983	100.0%

At December 31, 2018, time deposit accounts in excess of $100,000 totaled $156.8 million, or 56.6% of time deposits and 21.6% of total deposits.  At December 31, 2017, these deposits totaled $147.2 million, or 68.9% of time deposits and 20.3% of total deposits.

The following table indicates the amount of the Company’s time deposit accounts of $100,000 or more by time remaining until maturity as of December 31, 2018:

(In thousands)
Remaining Maturity:
Three months or less	$38,097
Three through six months	25,316
Six through twelve months	43,427
Over twelve months	49,912
Total	$156,752

Borrowings

Borrowings are comprised primarily of advances and overnight borrowing at the FHLBNY.

The following table represents information regarding short-term borrowings for the years ended December 31:

(Dollars in thousands)	2018	2017	2016
Maximum outstanding at any month end	$39,000	$41,600	$65,100
Average amount outstanding during the year	13,556	31,268	31,468
Balance at the end of the period	39,000	30,600	42,000
Average interest rate during the year	1.63%	1.34%	0.68%
Average interest rate at the end of the period	2.15%	1.32%	0.85%

The following table represents information regarding long-term borrowings for the years ended December 31:

(Dollars in thousands)	2018	2017	2016
Maximum outstanding at any month end	$79,534	$43,288	$17,000
Average amount outstanding during the year	58,316	38,276	16,163
Balance at the end of the period	79,534	43,288	17,000
Average interest rate during the year	2.00%	1.55%	1.67%
Average interest rate at the end of the period	2.32%	1.68%	1.59%

Subordinated Loans

The Company has a non-consolidated subsidiary trust, Pathfinder Statutory Trust II, of which the Company owns 100% of the common equity.  The Trust issued $5,000,000 of 30-year floating rate Company-obligated pooled capital securities of Pathfinder Statutory Trust II (“Floating-Rate Debentures”).  The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms.  The capital securities mature in 2037 and are treated as Tier 1 capital by the FDIC and FRB.  The capital securities of the trust are a pooled trust preferred fund of Preferred Term Securities VI, Ltd., whose interest rate resets quarterly, and are indexed to the 3-month LIBOR rate plus 1.65%.  These securities have a five-year call provision. The Company paid $199,000 and $149,000 in interest expense related to this issuance in 2018 and 2017, respectively. The Company guarantees all of these securities.

The Company's equity interest in the trust subsidiary is included in other assets on the Consolidated Statements of Financial Condition at December 31, 2018 and 2017.  For regulatory reporting purposes, the Federal Reserve has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them at its discretion.

On October 15, 2015, the Company executed a $10.0 million non-amortizing Subordinated Loan with an unrelated third party that is scheduled to mature on October 1, 2025. The Company has the right to prepay the Subordinated Loan at any time after October 15, 2020 without penalty. The annual interest rate charged to the Company will be 6.25% through the maturity date of the subordinated loan.  The Subordinated Loan is senior in the Company’s credit repayment hierarchy only to the Company’s common equity and, as a result, qualifies as Tier 2 capital for all future periods when applicable.  The Company paid $172,000 in origination and legal fees as part of this transaction.  These fees will be amortized over the life of the Subordinated Loan through its first call date using the effective interest method.  The effective cost of funds related to this transaction is 6.44% calculated under this method.  Accordingly, interest expense of $647,000 and $645,000 were recorded in the years ended December 31, 2018 and 2017, respectively.

Other Liabilities

The Company had $7.7 million and $6.4 million in other liabilities at December 31, 2018 and 2017, respectively.  Other liabilities increased $1.3 million, or 20.2%, at December 31, 2018, as compared to December 31, 2017.  The increase was primarily due to (1) an accrual of $443,000, charged to income in 2018, related to the contractually-mandated acceleration of certain retirement benefits for a senior officer who elected to retire prior to his originally scheduled full retirement date; and (2) a $400,000 amount, held in escrow, related to the purchase of the downtown Oswego, NY, mixed use office and retail property, described above.  This reserve balance, included in the purchase price of the property as a component of premises and equipment, net of depreciation, at December 31, 2018, will be paid in two installments of $200,000 each in 2019 and 2020, respectively, pending the successful completion of certain property development activities by the property’s previous owner.  The $443,000 liability related to the retired senior officer will be paid out in 30 monthly installments commencing in January 2019.  The $444,000 aggregate remainder of the increase in other liabilities at December 31, 2018, as compared to December 31, 2017, was due to a variety of individually immaterial items.

Capital

The Company’s shareholders’ equity increased $2.4 million, or 3.9%, to $64.2 million at December 31, 2018 from $61.8 million at December 31, 2017.  This increase was primarily due to an increase in retained earnings of $3.1 million, resulting from the Company’s reported net income of $4.0 million in 2018, partially offset by common stock dividend distributions of $1.0 million, a $969,000 increase in additional paid in capital, and the accretion of $180,000 unearned ESOP shares.  Paid in capital increased in 2018 due to the exercise of stock options during the year primarily by members of the Company’s management team.  These net increases to shareholders’ equity were partially offset by a $1.8 million increase in the Company’s accumulated other comprehensive loss. The increase in accumulated other comprehensive loss at December 31, 2018, as compared to December 31, 2017, was the result of an unrealized decline, after tax effects, of $1.3 million related to the Company’s available-for-sale investment securities portfolio, and an unrealized loss, after tax effects, for pension and other postretirement obligations of $932,000. The unrealized decline in the value of the Company’s available-for-sale investment securities portfolio was primarily due to the increases in market interest rates that occurred in 2018.  The increase in the unrealized loss for pension and other postretirement obligations was primarily due to the significant declines in global equity markets that took place in the fourth quarter of 2018.  These increases in accumulated other comprehensive loss were partially offset by an increase of $373,000, after tax effects, primarily related to the transfer of $35.2 million in securities from held-to-maturity to available-for-sale concurrent with the adoption in 2018 of ASU 2017-12: Derivatives and Hedging [Topic 815]: Targeted Improvements to Accounting for Hedging Activities.

At December 31, 2017, the Company adopted ASU 2018-02 under the early adoption permissibility provisions of that Standard.  Accordingly, the Company elected to reclassify to retained earnings in the statement of stockholders’ equity the stranded tax effects related to cumulative net unrealized losses on available-for-sale securities in Accumulated Other Comprehensive Income (“AOCI”) related to the Tax Act. The Company determined the amount of this adjustment using the portfolio approach as specified in the Standard. The reclassification, as it relates to the Company, encompassed only the change in corporate income tax rates as other potential effects of the Tax Act considered by the provisions of ASU 2018-02 were not considered to be applicable to the Company.

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy.  Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to support growth and expansion activities, while maintaining a strong capital position and exceeding regulatory standards.  At December 31, 2018, the Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution.  See “Supervision and Regulation – Federal Regulations – Capital Requirements.”

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

As of December 31, 2018, the Bank’s most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well-capitalized”, under the regulatory framework for prompt corrective action.  To be categorized as “well-

capitalized”, the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The regulations also impose a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The buffer is separate from the capital ratios required under the Prompt Corrective Action (“PCA”) standards and imposes restrictions on dividend distributions and discretionary bonuses. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity.  The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019. At December 31, 2018, the Bank exceeded all current and projected regulatory required minimum capital ratios, including the maximum capital buffer level that was required on January 1, 2019.

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

For the year ended December 31, 2018, cash and equivalents increased by $4.3 million. The Company reported net cash flows from financing activities of $47.4 million generated principally by an increase in the net proceeds from long-term borrowings of $36.2 million, a net increase in non-brokered deposits of $21.6 million, and an $8.4 million increase in short-term borrowings, partially offset by a by a decrease in brokered deposits of $18.1 million.  Additionally, $9.0 million was provided through operating activities.  These cash flows were primarily invested in: (1) net increases in loans outstanding of $42.5 million, (2) $5.6 million in the purchase of premises and equipment, and (3) $5.0 million in bank owned life insurance during 2018.

Certificates of deposit due within one year of December 31, 2018 totaled $187.0 million, representing 67.6% of certificates of deposit at December 31, 2018, a decrease from 68.6% at December 31, 2017.  We believe the large percentage of certificates of deposit that mature within one year reflect customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2018.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and making payments on its subordinated loans. The Company may repurchase shares of its common stock. The Company’s primary sources of funds are the proceeds it retained from the conversion and offering, interest and dividends on securities and dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without prior regulatory approval, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. The Company believes that this restriction will not have an impact on the Company's ability to meet its ongoing cash obligations. At December 31, 2018 and 2017, the Company had cash and cash equivalents of $26.3 million and $22.0 million, respectively.

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

The Bank has a number of existing credit facilities available to it.  At December 31, 2018, total credit available under the existing lines of credit was approximately $189.3 million at FHLBNY, the FRB, and two other correspondent banks. At December 31, 2018, the Company had $130.5 million of the available lines of credit utilized, including encumbrances supporting the outstanding letters of credit, described above, on its existing lines of credit with the remainder of $58.8 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of December 31, 2018, management reported to the board of directors that the Bank was in compliance with its liquidity policy guidelines.

OFF-BALANCE SHEET ARRANGEMENTS

The Bank is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  At December 31, 2018, the Bank had $118.7 million in outstanding commitments to extend credit and standby letters of credit.  See Note 18 within the Notes to Consolidated Financial Statements contained herein.

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

Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018. In addition, based on our assessment, management has determined that there were no material weaknesses in the Company’s internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting pursuant to the rules of the Dodd-Frank Act that exempts the Company from such attestation and requires only management’s report.

/s/ Thomas W. Schneider	/s/ Walter F. Rusnak
Thomas W. Schneider	Walter R. Rusnak
President and Chief Executive Officer	Senior Vice President, Chief Financial Officer

Oswego, New York

March 27, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Pathfinder Bancorp, Inc.

Oswego, New York:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of Pathfinder Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2018 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2011.

/s/ BONADIO & CO., LLP
Bonadio & Co., LLP
Pittsford, New York
March 27, 2019

Pathfinder Bancorp, Inc.

Consolidated Statements of Condition

	December 31,	December 31,
(In thousands, except share and per share data)	2018	2017
ASSETS:
Cash and due from banks	$9,610	$9,708
Interest-earning deposits (including restricted balances of $3,993 and $6,342, respectively)	16,706	12,283
Total cash and cash equivalents	26,316	21,991
Available-for-sale securities, at fair value	177,664	171,138
Held-to-maturity securities, at amortized cost (fair value of $53,769 and $66,426, respectively)	53,908	66,196
Marketable equity securities, at fair value	453	-
Federal Home Loan Bank stock, at cost	5,937	3,855
Loans	620,270	580,831
Less: Allowance for loan losses	7,306	7,126
Loans receivable, net	612,964	573,705
Premises and equipment, net	20,623	16,117
Accrued interest receivable	3,068	3,047
Foreclosed real estate	1,173	468
Intangible assets, net	165	182
Goodwill	4,536	4,536
Bank owned life insurance	16,941	11,742
Other assets	9,367	8,280
Total assets	$933,115	$881,257

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$623,936	$633,820
Noninterest-bearing	103,124	89,783
Total deposits	727,060	723,603
Short-term borrowings	39,000	30,600
Long-term borrowings	79,534	43,288
Subordinated loans	15,094	15,059
Accrued interest payable	304	186
Other liabilities	7,664	6,377
Total liabilities	868,656	819,113
Shareholders' equity:
Common stock, par value $0.01; 25,000,000 authorized shares; 4,362,328 and 4,280,227 shares outstanding, respectively	44	43
Additional paid in capital	29,139	28,170
Retained earnings	42,114	39,020
Accumulated other comprehensive loss	(6,042)	(4,208)
Unearned ESOP	(1,034)	(1,214)
Total Pathfinder Bancorp, Inc. shareholders' equity	64,221	61,811
Noncontrolling interest	238	333
Total equity	64,459	62,144
Total liabilities and shareholders' equity	$933,115	$881,257

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Income

	For the year ended	For the year ended
(In thousands, except per share data)	December 31, 2018	December 31, 2017
Interest and dividend income:
Loans, including fees	$28,426	$24,392
Debt securities:
Taxable	5,159	3,598
Tax-exempt	720	1,038
Dividends	259	229
Federal funds sold and interest earning deposits	246	156
Total interest and dividend income	34,810	29,413
Interest expense:
Interest on deposits	6,812	3,904
Interest on short-term borrowings	221	997
Interest on long-term borrowings	1,165	595
Interest on subordinated loans	846	794
Total interest expense	9,044	6,290
Net interest income	25,766	23,123
Provision for loan losses	1,497	1,769
Net interest income after provision for loan losses	24,269	21,354
Noninterest income:
Service charges on deposit accounts	1,148	1,130
Earnings and gain on bank owned life insurance	427	284
Loan servicing fees	170	149
Net (losses) gains on sales and redemptions of investment securities	(182)	489
Loss on marketable equity securities	(62)	-
Net gains on sales of loans and foreclosed real estate	50	37
Debit card interchange fees	576	484
Insurance agency revenue	840	803
Other charges, commissions & fees	868	709
Total noninterest income	3,835	4,085
Noninterest expense:
Salaries and employee benefits	13,304	11,917
Building occupancy	2,325	2,196
Data processing	1,995	1,779
Professional and other services	1,360	952
Advertising	935	809
FDIC assessments	492	473
Audits and exams	422	353
Insurance agency expense	875	932
Community service activities	541	415
Other expenses	1,300	1,268
Total noninterest expenses	23,549	21,094
Income before income taxes	4,555	4,345
Provision for income taxes	546	922
Net income attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	4,009	3,423
Net loss attributable to noncontrolling interest	(22)	(68)
Net income available to common shareholders	$4,031	$3,491

Earnings per common share - basic	$0.97	$0.86
Earnings per common share - diluted	$0.94	$0.83
Dividends per common share	$0.24	$0.215

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	Years ended
(In thousands)	December 31, 2018	December 31, 2017
Net Income	$4,009	$3,423

Other Comprehensive (Loss) Income
Retirement Plans:
Retirement plan net losses recognized in plan expenses	171	150
Plan losses not recognized in plan expenses	(1,432)	(631)
Net unrealized loss on retirement plans	(1,261)	(481)

Unrealized holding (losses) gains on available-for-sale securities
Unrealized holding (losses) gains arising during the period	(1,991)	1,454
Reclassification adjustment for net (losses) gains included in net income	182	(489)
Net unrealized (loss) gain on available-for-sale securities	(1,809)	965

Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	175	191

Other comprehensive (loss) income, before tax	(2,895)	675
Tax effect	755	(271)
Other comprehensive (loss) income, net of tax	(2,140)	404
Comprehensive income	$1,869	$3,827
Comprehensive loss, attributable to noncontrolling interest	$(22)	$(68)
Comprehensive income attributable to Pathfinder Bancorp, Inc.	$1,891	$3,895

Tax Effect Allocated to Each Component of Other Comprehensive (Loss) Income
Retirement plan net losses recognized in plan expenses	$(45)	$(61)
Plan losses not recognized in plan expenses	374	252
Unrealized holding (losses) gains arising during the period	520	(582)
Reclassification adjustment for net (losses) gains included in net income	(48)	196
Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	(46)	(76)
Income tax effect related to other comprehensive (loss) income	$755	$(271)

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

Pathfinder Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2018 and December 31, 2017

(In thousands, except share and per share data)	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Com- prehensive Loss	Unearned ESOP	Non- controlling Interest	Total
Balance, January 1, 2018	$43	$28,170	$39,020	$(4,208)	$(1,214)	$333	$62,144
Net income (loss)	-	-	4,031	-	-	(22)	4,009
Other comprehensive loss, net of tax	-	-	-	(2,140)	-	-	(2,140)
ESOP shares earned (24,442 shares)	-	195	-	-	180	-	375
Restricted stock awards (14,490 shares)	-	-	-	-	-	-	-
Stock based compensation	-	398	-	-	-	-	398
Stock options exercised	1	384	-	-	-	-	385
Cumulative effect of change in measurement of equity securities (1)	-	-	53	(53)	-	-	-
Cumulative effect of change in investment securities transfer (2)	-	-	-	359	-	-	359
Common stock dividends declared ($0.24 per share)	-	-	(1,005)	-	-	-	(1,005)
Cumulative effect of affiliate capital allocation	-	(8)	15	-	-	(7)	-
Distributions from affiliates	-	-	-	-	-	(66)	(66)
Balance, December 31, 2018	$44	$29,139	$42,114	$(6,042)	$(1,034)	$238	$64,459

Balance, January 1, 2017	$43	$27,483	$35,619	$(3,822)	$(1,394)	$432	$58,361
Net income (loss)	-	-	3,491	-	-	(68)	3,423
Other comprehensive income, net of tax	-	-	-	404	-	-	404
ESOP shares earned (24,442 shares)	-	187	-	-	180	-	367
Restricted stock awards (15,720 shares)	-	-	-	-	-	-	-
Stock based compensation	-	345	-	-	-	-	345
Stock options exercised	-	155	-	-	-	-	155
Common stock dividends declared ($0.215 per share)	-	-	(880)	-	-	-	(880)
Reclassification of effect of tax rate change (3)	-	-	790	(790)	-	-	-
Distributions from affiliates	-	-	-	-	-	(31)	(31)
Balance, December 31, 2017	$43	$28,170	$39,020	$(4,208)	$(1,214)	$333	$62,144

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

(3)	Reclassification from accumulated other comprehensive loss to retained earnings for stranded tax effects resulting from the newly enacted Federal corporate income tax rate reduction from 34% to 21%.

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Cash Flows

	For the Years ended December 31,
(In thousands)	2018	2017
OPERATING ACTIVITIES
Net income attributable to Pathfinder Bancorp, Inc.	$4,031	$3,491
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	1,497	1,769
Deferred income tax (benefit)	343	(100)
Proceeds from sale of loans	216	53
Originations of loans held-for-sale	(212)	(53)
Realized (gains) losses on sales, redemptions and calls of:
Real estate acquired through foreclosure	(47)	(31)
Loans	(3)	(6)
Available-for-sale investment securities	171	(29)
Held-to-maturity investment securities	11	(32)
Premise and equipment	(8)	-
Depreciation	1,180	1,035
Amortization of mortgage servicing rights	12	28
Amortization of deferred loan costs	321	322
Amortization of deferred financing from subordinated debt	35	34
Earnings and gain on bank owned life insurance	(427)	(284)
Net amortization of premiums and discounts on investment securities	1,656	1,678
Amortization of intangible assets	17	16
Stock based compensation and ESOP expense	773	712
Net change in accrued interest receivable	(21)	(515)
Pension plan contribution	(825)	-
Net change in other assets and liabilities	262	(1,246)
Net cash flows from operating activities	8,982	6,842
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(55,291)	(132,748)
Purchase of investment securities held-to-maturity	(28,452)	(21,449)
Purchase of Federal Home Loan Bank stock	(8,679)	(10,213)
Proceeds from redemption of Federal Home Loan Bank stock	6,597	9,608
Proceeds from maturities and principal reductions of investment securities available-for-sale	44,577	38,262
Proceeds from maturities and principal reductions of investment securities held-to-maturity	5,842	7,080
Proceeds from sales, redemptions and calls of:
Available-for-sale investment securities	34,631	65,010
Held-to-maturity investment securities	953	2,635
Real estate acquired through foreclosure	744	993
Premise and equipment	14	-
Purchase of bank owned life insurance	(5,000)	-
Proceeds from bank owned life insurance	228	-
Realized gains on hedging activity	-	(428)
Net change in loans	(42,497)	(90,718)
Purchase of premises and equipment	(5,692)	(1,975)
Net cash flows from investing activities	(52,025)	(133,943)

FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts, money management deposit accounts, MMDA accounts and escrow deposits	(43,969)	92,470
Net change in time deposits	65,525	18,329
Net change in brokered deposits	(18,099)	1,821
Net change in short-term borrowings	8,400	(11,347)
Payments on long-term borrowings	(2,000)	(7,000)
Proceeds from long-term borrowings	38,246	33,228
Proceeds from exercise of stock options	385	155
Cash dividends paid to common shareholders	(1,025)	(884)
Change in noncontrolling interest, net	(95)	(99)
Net cash flows from financing activities	47,368	126,673
Change in cash and cash equivalents	4,325	(428)
Cash and cash equivalents at beginning of period	21,991	22,419
Cash and cash equivalents at end of period	$26,316	$21,991
CASH PAID DURING THE PERIOD FOR:
Interest	$8,925	$6,179
Income taxes	662	945
NON-CASH INVESTING ACTIVITY
Real estate acquired in exchange for loans	1,420	822
RESTRICTED CASH
Federal Reserve Bank Reserve Requirements included in interest earning deposits	3,993	6,342

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Summary of Significant Accounting Policies

Nature of Operations

The accompanying consolidated financial statements include the accounts of Pathfinder Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Pathfinder Bank (the “Bank”). The Company is a Maryland corporation headquartered in Oswego, New York. On October 16, 2014, the Company completed its conversion from the mutual holding company structure and the related public offering and is now a stock holding company that is fully owned by the public.  As a result of the conversion, the mutual holding company and former mid-tier holding company were merged into Pathfinder Bancorp, Inc. The primary business of the Company is its investment in Pathfinder Bank (the "Bank") which is 100% owned by the Company.  The Company sold 2,636,053 shares of common stock in the offering, including 105,442 shares sold to the Pathfinder Bank employee stock ownership plan (“ESOP”).  All shares were sold at a price of $10.00 per share raising $26.4 million in gross proceeds.  Additionally, $197,000 in cash was received from the merger of MHC into the company; and after accounting for conversion related expenses of $1.5 million, the Company received $24.9 million in net proceeds.  Concurrent with the completion of the offering, publicly owned shares of Pathfinder Bancorp, Inc., a federal corporation, were exchanged for 1.6472 shares of the Company’s common stock. At December 31, 2018, 4,362,328 shares of common stock were outstanding. The Bank has two wholly owned operating subsidiaries, Pathfinder Risk Management Company, Inc. (“PRMC”) and Whispering Oaks Development Corp. All significant inter-company accounts and activity have been eliminated in consolidation.  Although the Company owns, through its subsidiary PRMC, 51% of the membership interest in FitzGibbons Agency, LLC (“FitzGibbons”), the Company is required to consolidate 100% of FitzGibbons within the consolidated financial statements.  The 49% of which the Company does not own is accounted for separately as noncontrolling interests within the consolidated financial statements.

The Company has seven branch offices located in Oswego County, three branch offices in Onondaga County and one limited purpose office in Oneida County.  The Company is primarily engaged in the business of attracting deposits from the general public in the Company’s market area, and investing such deposits, together with other sources of funds, in loans secured by commercial real estate, business assets, one-to-four family residential real estate and investment securities.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Management has identified the allowance for loan losses, deferred income taxes, pension obligations, the annual evaluation of the Company’s goodwill for possible impairment and the evaluation of investment securities for other than temporary impairment and the estimation of fair values for accounting and disclosure purposes to be the accounting areas that require the most subjective and complex judgments, and as such, could be the most subject to revision as new information becomes available.

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

Advertising

The Company generally follows the policy of charging the costs of advertising to expense as incurred. Expenditures for new marketing and advertising material designs and/or media content, related to specifically-identifiable marketing campaigns are capitalized and expensed over the estimated life of the campaign.  Such periods of time are generally 12-24 months in duration and do not exceed 36 months.

Noncontrolling Interest

Noncontrolling interest represents the portion of ownership and profit or loss that is attributable to the minority owners of FitzGibbons.

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

The Company records its investment in marketable equity securities (“MES”) at fair value.  Changes in the fair value of MES are recorded as additions to, or subtractions from, net income in the period that the change occurs.  These changes in fair value are separately disclosed as gains (losses) on equity securities on the Consolidated Statements of Income.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and shortfalls on a case-by case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length and reason for the delay, the borrower’s prior payment record and the amount of shortfall in relation to what is owed.  Impairment is measured by either the present value of the expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral, if the loan is collateral dependent.  The majority of the Company’s loans utilize the fair value of the underlying collateral.

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

Goodwill and Intangible Assets

Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired.  Goodwill is not amortized, but is evaluated annually for impairment.  Intangible assets, such as customer lists, are amortized over their useful lives, generally 15 years.

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

The hedge positions were closed on December 31, 2017 and there was no additional activity during 2018.

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

On December 22, 2017, the Tax Act was signed into law. The Tax Act instituted significant changes to various sections of the Internal Revenue Code that affect the Company.  Most notably, the Tax Act reduced the Company’s marginal federal income tax rate from 34% to 21% effective January 1, 2018.  GAAP requires that the impact of the provisions of the Tax Act on deferred tax assets and liabilities be accounted for in the period of enactment.  Accordingly, the Company recorded an income tax benefit in the fourth quarter of 2017 related to the Tax Act in the amount of $155,000.  The reduction in income tax expense was largely attributable to the reduction in the value of net deferred tax assets and liabilities reflecting lower future tax obligations resulting from the Tax Act’s enacted lower federal corporate tax rate.

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

	As of December 31,
Accumulated Other Comprehensive Loss By Component:	2018	2017
Unrealized loss for pension and other postretirement obligations	$(4,266)	$(3,003)
Tax effect	1,114	783
Net unrealized loss for pension and other postretirement obligations	(3,152)	(2,220)
Unrealized loss on available-for-sale securities	(3,833)	(2,108)
Tax effect	1,001	550
Net unrealized loss on available-for-sale securities	(2,832)	(1,558)
Unrealized loss on securities transferred to held-to-maturity	(82)	(585)
Tax effect	24	155
Net unrealized loss on securities transferred to held-to-maturity	(58)	(430)
Accumulated other comprehensive loss	$(6,042)	$(4,208)

Reclassifications

Certain amounts in the 2017 consolidated financial statements have been reclassified to conform to the current year presentation.  These reclassifications had no effect on net income as previously reported.

NOTE 2:  NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) and, to a lesser extent, other authoritative rulemaking bodies promulgate GAAP to regulate the standards of accounting in the United States.  From time to time, the FASB issues new GAAP standards, known as Accounting Standards Updates (“ASUs”) some of which, upon adoption, may have the potential to change the way in which the Company recognizes or reports within its consolidated financial statements.  The following presentation provides a description of standards that were adopted in 2018 and standards not yet adopted as of December 31, 2018, but could have an impact on the Company's consolidated financial statements upon adoption.

Standards Adopted in 2018

Standard: Revenue from Contracts with Customers (ASU 2014-09:  Revenue from Contracts with Customers [Topic 606])

Description: This accounting guidance promulgates a core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

Adopted: January 1, 2018

Effect on Consolidated Financial Statements:  As described in Note 27, the Company adopted the revenue recognition guidance and applied the modified retrospective approach for reporting purposes.  The substantial majority of the Company’s revenues are derived from net interest income on financial assets and liabilities.  Income of this nature is specifically excluded from the scope of this amended guidance.  With respect to noninterest income, under the new guidance credit card interchange revenue is now presented net of related customer rewards expense within other revenues from operations.  For the years ended December 31, 2018 and 2017, the Company recognized $100,000 and $94,000, respectively, of credit card customer rewards expense within other revenues from operations.

____

Standard:  Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01: Financial Instruments—Overall [Subtopic 825-10]: Recognition and Measurement of Financial Assets and Financial Liabilities)

Description: The amended guidance requires (1) equity investments (excluding those accounted for under the equity method of accounting or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income, (2) public entities to use the exit price when measuring the fair value of financial instruments for disclosure purposes, and (3) an entity to present separately in other comprehensive income a change in the instrument-specific credit risk when the entity has elected to measure a liability at fair value in accordance with the fair value option.

Adopted: January 1, 2018

Effect on Consolidated Financial Statements:  The Company held marketable equity securities with a fair value of $515,000 in its available-for-sale portfolio at December 31, 2017.  Effective January 1, 2018, fair value changes in such equity securities were recognized in the consolidated statement of income as opposed to AOCI where they had been recognized under previous accounting guidance.  The Company recognized losses of $62,000 during 2018 related to an unrealized decline in value of the marketable equity securities held by the Bank, which had a fair value of $453,000 at December 31, 2018.  Management believes the declines in the value of those securities to be transitory in nature. Although those securities have historically fluctuated in value, how those securities could change in value in the future is not predictable.

____

Standard:  Improvements to Accounting for Hedging Activities (ASU 2017-12: Derivatives and Hedging [Topic 815]: Targeted Improvements to Accounting for Hedging Activities)

Description: The amended guidance (1) expands and clarifies hedge accounting for nonfinancial and financial risk components, (2) aligns the recognition and presentation of the effects of the hedging instrument and hedged item in the financial statements, and (3) simplifies the requirements for assessing effectiveness in a hedging relationship.

Adopted: The Company adopted this guidance, effective January 1, 2018, in the second quarter of 2018.

Effect on Consolidated Financial Statements:  As a result of the adoption of this Update, the Company transferred 52 securities with an aggregate amortized cost of $35.2 million from the held-to-maturity classification to the available-for-sale classification as of the adoption date.  The transfer of these securities resulted in a decrease in accumulated other comprehensive loss of $359,000 on the adoption date. The Company had no derivative or hedging positions at December 31, 2018 and had no derivative or hedging positions during the year ended December 31, 2018.  The Company anticipates that it will use derivatives and hedging transactions in the future as part of its overall risk management programs. The use of derivatives and hedging transactions may be significant and result in material impacts to the consolidated financial statements in the future.  However, due to the highly uncertain nature and timing of the potential use of these instruments and/or transactions, management cannot predict the effect that this Update will have on the consolidated financial statements in future periods.

____

Standard:  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07: Compensation — Retirement Benefits [Topic 715] Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost)

Description:  The amended guidance requires the service cost component of the net periodic pension cost and net periodic postretirement benefit cost to be reported in the same line item in the income statement as other compensation costs arising from services rendered by the pertinent employees during the period.  The amendments also require that the other components of net benefit costs be presented separately from the service cost component.

Adopted:  January 1, 2018

Effect on Consolidated Financial Statements:  The Company modified its defined benefit pension plan in 2012, thereby eliminating the further accumulation of service cost credits by its employees after that date.  The Company previously reported, and continues to report, all of its net periodic pension and postretirement benefit costs in salaries and employee benefits within the consolidated statement of income.  Information about net periodic pension and postretirement benefit costs that were not service cost-related is included in Note 14.

____

Standard:  Scope of Modification Accounting for Share-Based Payment Awards (ASU 2016-09: Compensation — Stock Compensation [Topic 718]: Improvements to Employee Share-Based Payment Accounting)

Description:  The amended guidance addresses which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting.

Adopted:  January 1, 2018

Effect on Consolidated Financial Statements:  The guidance is to be applied on a prospective basis for awards modified on or after the adoption date.  There were no such award modifications in 2018.

____

Standard:  Restricted Cash (ASU 2016-18: Statements of Cash Flows [Topic 230]: Restricted Cash)

Description: The amended guidance requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  In addition, when cash, cash equivalents, and restricted cash or restricted cash equivalents are presented in more than one line item within the statement of financial position, the line items and amounts must be presented on the face of the statement of cash flows or disclosed in the notes to the financial statements.  Information about the nature of restrictions on an entity’s cash and cash equivalents must also be disclosed.

Adopted:  January 1, 2018

Effect on Consolidated Financial Statements:  This disclosure guidance was applied using a retrospective transition method beginning with first quarter 2018 reporting and did not have a material impact on the Company’s consolidated financial statements.

____

Standard:  Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15: Statement of Cash Flows [Topic 230]: Classification of Certain Cash Receipts and Cash Payments)

Description: This amendment provides clarifying guidance for classifying cash inflows or outflows on the statement of cash flows where previous guidance was unclear or silent.

Adopted:  January 1, 2018

Effect on Consolidated Financial Statements:  This disclosure guidance was applied using a retrospective transition method beginning with first quarter 2018 reporting and did not have a material impact on the Company’s consolidated financial statements.

____

Standard:  Clarifying the Definition of a Business (ASU 2017-01: Business Combinations [Topic 805]: Clarifying the Definition of a Business)

Description: The amended guidance clarifies the definition of a business for purposes of evaluating whether transactions would be accounted for as acquisitions (or disposals) of assets or businesses.

Adopted:  January 1, 2018

Effect on Consolidated Financial Statements:  The guidance should be applied using a prospective transition method if applicable transactions occur. The Company had no transactions that would be accounted for as acquisitions (or disposals) of assets or businesses under the provisions of this Update in either 2018 or 2017.

____

Standard:  Share-based Payment Awards (ASU 2017-11: Earnings per Share [Topic 260])

Description:  The amended guidance clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting described in FASB Topic 18. An entity should account for the effects of a modification unless specific criteria regarding fair value, vesting condition, and classification are met. The current disclosure requirements in FASB Topic 18 apply regardless of whether an entity is required to apply modification accounting under the amendments in this guidance.

Adopted:  January 1, 2018

Effect on Consolidated Financial Statements:  The guidance will be applied using a prospective transition method required under the guidance for awards modified on or after the adoption date.  There were no such modifications in 2018.

Standards Not Yet Adopted as of December 31, 2018

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

Required Date of Implementation:  January 1, 2019

Effect on Consolidated Financial Statements:  The Company occupies certain banking offices and land under noncancelable operating lease agreements which were not reflected in its consolidated balance sheet at December 31, 2018.  Upon adoption of the guidance on January 1, 2019, the Company recorded an asset of $2.5 million and a corresponding liability in the amount of $2.7 million, as a result of recognizing right-of-use assets and lease liabilities on its consolidated statement of financial condition. The Company elected to adopt the transition relief under Topic 842, Leases, using the modified retrospective transition method recognizing a cumulative effect adjustment to the opening balance of retained earnings in the amount of $239,000.

The Company owns certain properties that it leases to unaffiliated third parties at market rates.  Lease rental income was $134,000 and $122,000 for the twelve months ended December 31, 2018 and 2017, respectively.  All lease agreements are accounted for as operating leases.  The Company has no unamortized initial direct costs related to the establishment of these lease agreements at January 1, 2019.

____

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

Required Date of Implementation:  January 1, 2019

Effect on Consolidated Financial Statements:  The Company has consistently employed accounting methodologies with respect to securities with purchased premiums that are consistent with the guidance provided in this Update. Accordingly, the Company does not expect the guidance to have a material impact on its consolidated financial statements.

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

Required Date of Implementation:  January 1, 2019

Effect on Consolidated Financial Statements:  The amendments should be applied using a prospective transition method. The Company is not currently party to any nonemployee share-based payment awards whereby the participant is obligated to any specific performance requirement other than to remain in the service of the Company through a specified vesting date, or schedule of vesting dates. Therefore, the Company does not expect the guidance will have a material impact on its consolidated financial statements.

____

Standard:  Measurement of Credit Losses on Financial Instruments (ASU 2016-13: Financial Instruments—Credit Losses [Topic 326]: Measurement of Credit Losses on Financial Instruments)

Description: The amended guidance replaces the current incurred loss model for determining the allowance for credit losses with a current expected credit loss (“CECL”) methodology. The guidance requires financial assets measured at amortized cost to be presented at the net amount expected to be collected.  The allowance for credit losses will represent a valuation account that is deducted from the amortized cost basis of the financial assets to present their net carrying value at the amount expected to be collected. The income statement will reflect the measurement of credit losses for newly recognized financial assets as well as expected increases or decreases of expected credit losses that have taken place during the period. When determining the allowance, expected credit losses over the contractual term of the financial asset(s) (taking into account prepayments) will be estimated considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.  The amended guidance also requires recording an allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination.  The initial allowance for these assets will be added to the purchase price at acquisition rather than being reported as an expense.  Subsequent changes in the allowance will be recorded through the income statement as an expense adjustment.  In addition, the amended guidance requires credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses. The calculation of credit losses for available-for-sale securities will be substantially unchanged from how it is determined under existing guidance.

Required Date of Implementation:  January 1, 2020 (early adoption permitted)

Effect on Consolidated Financial Statements:  The transition guidance requires an entity to make a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the amendments are effective.  The Company is assessing the new guidance to determine what modifications to existing credit estimation processes may be required.  Accordingly, the Company has engaged external consulting service and analytical software providers to assist management with the transition to the CECL methodology.  The implementation of this update is not expected to take place earlier than the required implementation date of January 1, 2020.  The Company expects that the new guidance will likely result in an increase in its allowance for credit losses as a result of considering credit losses over the expected life of its loan and debt securities portfolios.  The amount of the increase in the allowance for loan losses required under the CECL methodology, if any, cannot be determined as of the date of this report.  The increase, if required, will at least partially depend on many factors not yet determinable, including changes to the composition of the Bank’s loan portfolio, updates to loan portfolio credit histories and changes in general economic conditions between the date of this report and the implementation date for this Update.  Increases in the level of allowances will also reflect new requirements to include estimated credit losses on investment securities classified as held-to-maturity, if any.  The Company has formed an Implementation Committee, whose membership includes representatives of senior management, to develop plans that will encompass: (1) internal methodology changes (2) data collection and management activities, (3) internal communication requirements, and (4) estimation of the projected impact of this guidance.  The amount of any change in the allowance for credit losses resulting from the new guidance will ultimately be impacted by the provisions of this guidance as well as by the loan and debt security portfolios composition and asset quality at the adoption date, and economic conditions and forecasts at the time of adoption.

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

____

Standard:  Compensation (ASU 2018-14: Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715 - 20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans)

Description:  The Board is issuing the amendments in this Update as part of the disclosure framework project. The amendments in this Update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.

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

The amendments in this Update also clarify the disclosure requirements in paragraph 715-20-50-3, which state that the following information for defined benefit pension plans should be disclosed:

1.	The projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets.
2.	The accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets.

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

____

Standard:  Derivatives and Hedging (ASU 2018-16: Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes)

Description:  Topic 815, Derivatives and Hedging, provides guidance on the risks associated with financial assets or liabilities that are permitted to be hedged. Among those risks is the risk of changes in fair values or cash flows of existing or forecasted issuances or purchases of fixed-rate financial assets or liabilities attributable to the designated benchmark interest rate (referred to as interest rate risk). At present in the United States, eligible benchmark interest rates are the interest rates on direct Treasury obligations of the U.S. government (UST), the London Interbank Offered Rate (LIBOR) swap rate, and the Overnight Index Swap (OIS) Rate based on the Fed Funds Effective Rate. Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, introduced the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate as the fourth permissible U.S. benchmark rate.

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

Effect on Consolidated Financial Statements:  The Company has certain assets, primarily in its investment securities portfolio, that have adjustable rates of interest based on LIBOR. To the extent that the Company utilizes hedging strategies involving those securities in the future, or uses hedging strategies designed to modify the effective repricing characteristics of its fixed-rate asset or fixed-rate liabilities portfolios to floating-rate assets or floating-rate liabilities in the future the use of the liabilities in the future, the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes may have an effect on future results of operations.  The Company had no hedging activities in place at December 31, 2018 and does not expect the new guidance will have a material impact to its consolidated statements of condition or income.

NOTE 3:  EARNINGS PER SHARE

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Net income available to common shareholders is net income to Pathfinder Bancorp, Inc. less the total of preferred dividends declared. Diluted earnings per share include the potential dilutive effect that could occur upon the assumed exercise of issued stock options using the Treasury Stock method.  Anti-dilutive shares are common stock equivalents with average exercise prices in excess of the weighted average market price for the period presented. Anti-dilutive stock options, not included in the computation below, were -0- and 26,065 for the years ended 2018 and 2017, respectively.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released to plan participants.

The following table sets forth the calculation of basic and diluted earnings per share.

	Years ended
	December 31,
(In thousands, except per share data)	2018	2017
Basic Earnings Per Common Share
Net income available to common shareholders	$4,031	$3,491
Weighted average common shares outstanding	4,171	4,081
Basic earnings per common share	$0.97	$0.86
Diluted Earnings Per Common Share
Net income available to common shareholders	$4,031	$3,491
Weighted average common shares outstanding	4,171	4,081
Effect of assumed exercise of stock options	95	108
Diluted weighted average common shares outstanding	4,266	4,189
Diluted earnings per common share	$0.94	$0.83

NOTE 4: INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized as follows:

	December 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$17,171	$18	$(158)	$17,031
State and political subdivisions	23,661	6	(602)	23,065
Corporate	17,389	220	(409)	17,200
Asset backed securities	18,243	13	(137)	18,119
Residential mortgage-backed - US agency	32,409	34	(777)	31,666
Collateralized mortgage obligations - US agency	48,101	31	(1,691)	46,441
Collateralized mortgage obligations - Private label	24,317	17	(398)	23,936
Total	181,291	339	(4,172)	177,458
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$181,497	$339	$(4,172)	$177,664

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$3,987	$-	$(35)	$3,952
State and political subdivisions	5,089	22	(84)	5,027
Corporate	9,924	4	(182)	9,746
Asset backed securities	1,509	-	(13)	1,496
Residential mortgage-backed - US agency	11,601	124	(47)	11,678
Collateralized mortgage obligations - US agency	13,972	93	(13)	14,052
Collateralized mortgage obligations - Private label	7,826	17	(25)	7,818
Total held-to-maturity	$53,908	$260	$(399)	$53,769

	December 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$41,489	$1	$(154)	$41,336
State and political subdivisions	13,960	12	(291)	13,681
Corporate	8,584	108	(92)	8,600
Asset backed securities	6,662	12	(30)	6,644
Residential mortgage-backed - US agency	36,214	23	(495)	35,742
Collateralized mortgage obligations - US agency	54,481	-	(1,133)	53,348
Collateralized mortgage obligations - Private label	11,193	62	(203)	11,052
Total	172,583	218	(2,398)	170,403
Equity investment securities:
Common stock - financial services industry	663	72	-	735
Total	663	72	-	735
Total available-for-sale	$173,246	$290	$(2,398)	$171,138
Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$4,948	$14	$(14)	$4,948
State and political subdivisions	35,130	641	(311)	35,460
Corporate	8,311	151	(159)	8,303
Residential mortgage-backed - US agency	6,853	53	(10)	6,896
Collateralized mortgage obligations - US agency	7,574	83	(215)	7,442
Collateralized mortgage obligations - Private label	3,380	7	(10)	3,377
Total held-to-maturity	$66,196	$949	$(719)	$66,426

The majority of the Company’s investments in mortgage-backed securities include pass-through securities and collateralized mortgage obligations issued and guaranteed by Fannie Mae, Freddie Mac, and Ginnie Mae.  At December 31, 2018, the Company also held a total of 21 private-label mortgage-backed securities or collateralized mortgage obligations with an aggregate book balance of $32.1 million and 14  private-label asset backed securities collateralized by consumer loans with an aggregate book balance of $19.8 million.  At December 31, 2017, the Company held a total of 17 private-label mortgage-backed securities or collateralized mortgage obligations with an aggregate book balance of $25.2 million and six private-label asset backed securities collateralized by consumer loans with an aggregate book balance of $6.0 million.  These investments are relatively short-duration securities with significant credit enhancements.  The Company’s investments in state and political obligation securities are generally municipal obligations that are categorized as general obligations of the issuer that are supported by the overall taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are generally supported by state administered insurance funds or credit enhancement programs.

The amortized cost and estimated fair value of debt investments at December 31, 2018 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$10,490	$10,397	$3,111	$3,111
Due after one year through five years	22,893	22,858	7,794	7,734
Due after five years through ten years	24,128	23,677	6,775	6,694
Due after ten years	18,953	18,483	2,829	2,682
Sub-total	76,464	75,415	20,509	20,221
Residential mortgage-backed - US agency	32,409	31,666	11,601	11,678
Collateralized mortgage obligations - US agency	48,101	46,441	13,972	14,052
Collateralized mortgage obligations - Private label	24,317	23,936	7,826	7,818
Totals	$181,291	$177,458	$53,908	$53,769

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, is as follows:

	December 31, 2018
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	1	$(22)	$977	2	$(136)	$12,017	3	$(158)	$12,994
State and political subdivisions	5	(76)	5,213	26	(526)	14,206	31	(602)	19,419
Corporate	10	(137)	8,266	4	(272)	3,374	14	(409)	11,640
Asset backed securities	7	(91)	10,470	2	(46)	3,059	9	(137)	13,529
Residential mortgage-backed - US agency	6	(83)	3,519	21	(694)	24,154	27	(777)	27,673
Collateralized mortgage obligations - US agency	3	(98)	2,792	28	(1,593)	35,765	31	(1,691)	38,557
Collateralized mortgage obligations - Private label	7	(275)	14,011	5	(123)	5,907	12	(398)	19,918
Totals	39	$(782)	$45,248	88	$(3,390)	$98,482	127	$(4,172)	$143,730
Held-to-Maturity Portfolio
US Treasury, agencies and GSE's	1	$(8)	$982	3	$(27)	$2,970	4	$(35)	$3,952
State and political subdivisions	-	-	-	6	(84)	2,310	6	(84)	2,310
Corporate	4	(41)	3,214	2	(141)	2,507	6	(182)	5,721
Asset backed securities	1	(13)	1,496	-	-	-	1	(13)	1,496
Residential mortgage-backed - US agency	3	(8)	1,447	2	(39)	1,769	5	(47)	3,216
Collateralized mortgage obligations - US agency	4	(13)	3,972	-	-	-	4	(13)	3,972
Collateralized mortgage obligations - Private label	-	-	-	2	(25)	1,874	2	(25)	1,874
Totals	13	$(83)	$11,111	15	$(316)	$11,430	28	$(399)	$22,541

	December 31, 2017
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	5	$(105)	$27,359	4	$(49)	$13,957	9	$(154)	$41,316
State and political subdivisions	18	(24)	2,480	12	(267)	5,041	30	(291)	7,521
Corporate	2	(19)	1,791	1	(73)	1,727	3	(92)	3,518
Asset backed securities	2	(17)	3,123	1	(13)	742	3	(30)	3,865
Residential mortgage-backed - US agency	15	(159)	21,551	9	(336)	10,463	24	(495)	32,014
Collateralized mortgage obligations - US agency	14	(195)	23,790	21	(938)	25,395	35	(1,133)	49,185
Collateralized mortgage obligations - Private label	4	(203)	7,439	-	-	-	4	(203)	7,439
Totals	60	$(722)	$87,533	48	$(1,676)	$57,325	108	$(2,398)	$144,858
Held-to-Maturity Portfolio
US Treasury, agencies and GSE's	2	$(2)	$1,990	1	$(12)	$988	3	$(14)	$2,978
State and political subdivisions	8	(55)	5,668	11	(256)	8,644	19	(311)	14,312
Corporate	3	(10)	1,412	1	(149)	2,087	4	(159)	3,499
Residential mortgage-backed - US agency	2	(10)	1,909	-	-	-	2	(10)	1,909
Collateralized mortgage obligations - US agency	2	(215)	4,418	-	-	-	2	(215)	4,418
Collateralized mortgage obligations - Private label	1	(10)	1,119	-	-	-	1	(10)	1,119
Totals	18	$(302)	$16,516	13	$(417)	$11,719	31	$(719)	$28,235

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

Management does not believe any individual unrealized loss in other securities within the portfolio as of December 31, 2018 represents OTTI.  There were a total of 88 securities classified as available-for-sale and 15 securities classified as held-to-maturity that were in an unrealized loss position for 12 months or longer at December 31, 2018.  Each security which has been in an unrealized loss position for 12 months or more has been analyzed and is not considered to be impaired.  These securities have unrealized losses primarily due to changes in general interest rates that occurred since the securities were acquired or due to changes in certain assumptions related to the securities’ such as the timing of projected prepayment activity.  Of the 103 securities in an unrealized loss position for 12 months or more at December 31, 2018, 56 securities, representing 68.68% of the unamortized cost of the total securities in an unrealized loss position for 12 months or more, are issued by United States agencies or government sponsored enterprises and consist of mortgage-backed securities, collateralized mortgage obligations and direct agency financings.  These positions in US government agency and government-sponsored enterprises are deemed to have no credit impairment, thus, the disclosed unrealized losses relate primarily to changes in interest rates subsequent to the acquisition of the individual securities.  In addition to these securities, the Company held the following issuances that were in an unrealized loss position for 12 or more months at December 31, 2018:

26 securities issued by state and local political subdivisions, classified as available-for-sale, with aggregate losses of $526,000, or 3.57%.  These securities were either unrated at issuance (and are generally notes of $250,000 or less, issued by political subdivisions within the Company’s general market area) or are rated at or above the lowest investment grade by one or more nationally-recognized statistical rating organization (NRSRO) and none of the securities are deemed to be impaired at December 31, 2018.

Four securities issued by corporations, classified as available-for-sale, with aggregate losses of $272,000, or 7.46%.  These securities were rated at or above the lowest investment grade by one or more NRSRO and none of these securities are deemed to be impaired at December 31, 2018.

Two securities issued by private entities, backed by pooled assets other than residential or commercial mortgages, classified as available-for-sale, with aggregate losses of $46,000, or 1.48%.  These asset-backed securities were either unrated at issuance or are rated at or above the lowest investment grade by one or more NRSRO. Asset-backed securities (ABS) that are held by the Company that were unrated at issuance are the most senior securities in the securitization structure of that overall issuance and have substantial credit enhancements and/or credit enhancement mechanisms in place.  Accordingly, none of these securities are deemed to be impaired at December 31, 2018.

Five securities issued by private entities, backed by pooled residential or commercial mortgages, classified as available-for-sale, with aggregate losses of $123,000, or 2.08%.  These mortgage-backed securities (MBS) were either unrated at issuance or are rated at or above the lowest investment grade by one or more NRSRO.  Securities of this type that are held by the Company that were unrated at issuance are the most senior securities in the securitization structure of that overall issuance and have substantial credit enhancements and/or credit enhancement mechanisms in place.  Accordingly, none of these securities are deemed to be impaired at December 31, 2018.

Six securities issued by state and local political subdivisions, classified as held-to-maturity, with aggregate losses of $84,000, or 3.51%.  These securities were either unrated at issuance (and are generally notes of $250,000 or less, issued by political subdivisions within the Company’s general market area) or are rated at or above the lowest investment grade by one or more nationally-recognized statistical rating organization (NRSRO) and none of the securities are deemed to be impaired at December 31, 2018.

The Company held two securities issued by corporations, classified as held-to-maturity, with aggregate losses of $141,000, or 5.32%.  These securities were rated at or above the lowest investment grade by one or more NRSRO and none of these securities are deemed to be impaired at December 31, 2018.

The Company held two securities issued by private entities, backed by pooled residential or commercial mortgages, classified as held-to-maturity, with aggregate losses of $25,000, or 1.32%.  These MBS were either unrated at issuance or are rated at or above the lowest investment grade by one or more NRSRO.  Securities of this type that are held by the Company that were unrated at issuance are the most senior securities in the securitization structure of that overall issuance and have substantial credit enhancements and/or credit enhancement mechanisms in place.  Accordingly, none of these securities are deemed to be impaired at December 31, 2018.

The Company does not intend to sell any of the securities in an unrealized loss position for 12 or months nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

Proceeds of $35.6 million and $67.6 million, respectively on sales and redemptions of securities for the years ended December 31 resulted in gross realized gains (losses) detailed below:

(In thousands)	2018	2017
Realized gains on investments	$242	$427
Realized gains on hedging activity	-	428
Realized losses on investments	(424)	(366)
	$(182)	$489

The Company adopted ASU 2017-12: Derivatives and Hedging [Topic 815]: Targeted Improvements to Accounting for Hedging Activities, effective January 1, 2018, in the second quarter of 2018.  The amended guidance within this Update expands and clarifies hedge accounting for nonfinancial and financial risk components, aligns the recognition and presentation of the effects of the hedging instrument and hedged item in the financial statements, and simplifies the requirements for assessing effectiveness in a hedging relationship.  The Company did not have any hedging activities in 2018, but expects to utilize hedging in the future to improve the management of its risk profiles.  In order to facilitate potential future hedging activities, the Company transferred 52 investment securities with an aggregate amortized cost before transfer of $35.2 million from the held-to-maturity classification to the available-for-sale classification at the date of adoption.

As of December 31, 2018 and December 31, 2017, securities with a fair value of $69.8 million and $113.0 million, respectively, were pledged to collateralize certain municipal deposit relationships.  As of the same dates, securities with a fair value of $19.5 million and $19.9 million were pledged against certain borrowing arrangements.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages.  The Company is not in the practice of investing in, or originating, these types of investments or loans.

NOTE 5: LOANS

Major classifications of loans are as follows:

	December 31,	December 31,
(In thousands)	2018	2017
Residential mortgage loans:
1-4 family first-lien residential mortgages	$232,523	$216,793
Construction	7,121	5,558
Total residential mortgage loans	239,644	222,351

Commercial loans:
Real estate	212,314	192,525
Lines of credit	44,235	51,285
Other commercial and industrial	63,359	50,097
Tax exempt loans	9,320	10,405
Total commercial loans	329,228	304,312

Consumer loans:
Home equity and junior liens	26,109	25,935
Other consumer	25,424	28,646
Total consumer loans	51,533	54,581
Total loans	620,405	581,244
Net deferred loan fees	(135)	(413)
Less allowance for loan losses	(7,306)	(7,126)
Loans receivable, net	$612,964	$573,705

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

The Bank acquired $15.6 million and $10.2 million of loans originated by an unrelated financial institution, located outside of the Bank’s market area, in January 2017 and April 2017, respectively. The acquired loan pools represented a 90% participating interest in a total of 1,231 loans secured by liens on automobiles with maturities ranging primarily from two to six years. These loans will be serviced through their respective maturities by the originating financial institution. At December 31, 2018 and December 31, 2017, there were 909 loans outstanding with a remaining carrying value of $13.3 million, and 1,082 loans outstanding with a remaining outstanding carrying value of $19.6 million, respectively. Since the acquisition of these loan pools, a total of 20 loans had cumulative net charge-offs totaling $120,000 with $75,000 in net charge-offs for the twelve months ended December 31, 2018.

As of December 31, 2018 and December 31, 2017, residential mortgage loans with a carrying value of $154.9 million and $148.1 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

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

Real estate loans, including residential mortgages, commercial real estate loans and home equity, comprise 77% of the portfolio in 2018, substantially identical to the composition in 2017, where such loans represented 76% of total loans.  Loans secured by real estate generally provide strong collateral protection and thus significantly reduce the inherent credit risk in the portfolio.

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

4.

Satisfactory Watch: A four is not a criticized or classified credit. These credits do not display the characteristics of a criticized asset as defined by the regulatory definitions. A credit is given a Satisfactory Watch designation if there are matters or trends observed deserving attention somewhat beyond normal monitoring.  Borrowing obligations may be handled according to agreement but could be adversely impacted by developing factors such as industry conditions, operating problems, pending litigation of a significant nature or declining collateral quality and adequacy.

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

The following table presents the segments and classes of the loan portfolio summarized by the aggregate pass rating and the criticized and classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system:

	As of December 31, 2018
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$228,563	$999	$1,190	$1,771	$232,523
Construction	7,121	-	-	-	7,121
Total residential mortgage loans	235,684	999	1,190	1,771	239,644
Commercial loans:
Real estate	201,997	8,299	1,947	71	212,314
Lines of credit	42,489	1,491	233	22	44,235
Other commercial and industrial	59,344	3,268	612	135	63,359
Tax exempt loans	9,320	-	-	-	9,320
Total commercial loans	313,150	13,058	2,792	228	329,228
Consumer loans:
Home equity and junior liens	25,706	144	173	86	26,109
Other consumer	25,294	95	35	-	25,424
Total consumer loans	51,000	239	208	86	51,533
Total loans	$599,834	$14,296	$4,190	$2,085	$620,405

	As of December 31, 2017
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$211,825	$891	$1,869	$2,208	$216,793
Construction	5,558	-	-	-	5,558
Total residential mortgage loans	217,383	891	1,869	2,208	222,351
Commercial loans:
Real estate	187,073	1,372	2,024	2,056	192,525
Lines of credit	50,507	195	523	60	51,285
Other commercial and industrial	48,738	407	532	420	50,097
Tax exempt loans	10,405	-	-	-	10,405
Total commercial loans	296,723	1,974	3,079	2,536	304,312
Consumer loans:
Home equity and junior liens	25,396	61	304	174	25,935
Other consumer	28,584	55	7	-	28,646
Total consumer loans	53,980	116	311	174	54,581
Total loans	$568,086	$2,981	$5,259	$4,918	$581,244

Nonaccrual and Past Due Loans

Loans are placed on nonaccrual when the contractual payment of principal and interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan may be performing.

Loans are considered past due if the required principal and interest payments have not been received within thirty days of the payment due date.

An age analysis of past due loans, not including net deferred loan costs, segregated by portfolio segment and class of loans, for the years ended December 31, are detailed in the following tables:

	As of December 31, 2018
	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,507	$505	$1,176	$3,188	$229,335	$232,523
Construction	-	-	-	-	7,121	7,121
Total residential mortgage loans	1,507	505	1,176	3,188	236,456	239,644
Commercial loans:
Real estate	4,261	364	323	4,948	207,366	212,314
Lines of credit	1,033	111	22	1,166	43,069	44,235
Other commercial and industrial	814	44	387	1,245	62,114	63,359
Tax exempt loans	-	-	-	-	9,320	9,320
Total commercial loans	6,108	519	732	7,359	321,869	329,228
Consumer loans:
Home equity and junior liens	247	6	35	288	25,821	26,109
Other consumer	226	65	107	398	25,026	25,424
Total consumer loans	473	71	142	686	50,847	51,533
Total loans	$8,088	$1,095	$2,050	$11,233	$609,172	$620,405

	As of December 31, 2017
	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,196	$925	$1,931	$4,052	$212,741	$216,793
Construction	-	-	-	-	5,558	5,558
Total residential mortgage loans	1,196	925	1,931	4,052	218,299	222,351
Commercial loans:
Real estate	720	2,171	1,430	4,321	188,204	192,525
Lines of credit	1,482	31	132	1,645	49,640	51,285
Other commercial and industrial	575	60	766	1,401	48,696	50,097
Tax exempt loans	-	-	-	-	10,405	10,405
Total commercial loans	2,777	2,262	2,328	7,367	296,945	304,312
Consumer loans:
Home equity and junior liens	94	74	262	430	25,505	25,935
Other consumer	192	50	63	305	28,341	28,646
Total consumer loans	286	124	325	735	53,846	54,581
Total loans	$4,259	$3,311	$4,584	$12,154	$569,090	$581,244

Year-end nonaccrual loans, segregated by class of loan, were as follows:

	December 31,	December 31,
(In thousands)	2018	2017
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,176	$2,088
	1,176	2,088
Commercial loans:
Real estate	415	1,545
Lines of credit	28	132
Other commercial and industrial	387	766
	830	2,443
Consumer loans:
Home equity and junior liens	35	300
Other consumer	107	63
	142	363
Total nonaccrual loans	$2,148	$4,894

There were no loans past due ninety days or more and still accruing interest at December 31, 2018 or 2017.

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

The table below details loans that had been modified as TDRs for the year ended December 31, 2018.

	For the year ended December 31, 2018
(In thousands)	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Additional provision for loan losses
Other commercial and industrial loans	1	$300	$300	$-
Commercial real estate loans	1	$123	$137	$14

The TDRs individually evaluated for impairment have been classified as TDRs due to economic concessions granted, which consisted of additional funds advanced without associated increases in collateral and/or an extended maturity date that will result in a delay in payment from the original contractual maturity.  The Company was required to increase the specific reserves against the commercial real estate loan individually reviewed for impairment by $14,000, which was a component of the provision of loan losses in the fourth quarter of 2018.

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

The Company had no loans that had been modified as TDRs during the twelve months prior to December 31, 2018, which had subsequently defaulted during the year ended December 31, 2018.

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

Impaired Loans

The following table summarizes impaired loans information by portfolio class:

	December 31, 2018			December 31, 2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$1,221	$1,226	$-	$900	$909	$-
Commercial real estate	2,387	2,448	-	3,314	3,360	-
Commercial lines of credit	228	228	-	507	507	-
Other commercial and industrial	451	452	-	523	524	-
Home equity and junior liens	-	-	-	80	80	-
With an allowance recorded:
1-4 family first-lien residential mortgages	606	606	108	958	958	210
Commercial real estate	486	486	100	2,186	2,187	320
Commercial lines of credit	28	28	28	40	40	40
Other commercial and industrial	373	373	255	525	525	391
Home equity and junior liens	207	207	140	210	210	142
Total:
1-4 family first-lien residential mortgages	1,827	1,832	108	1,858	1,867	210
Commercial real estate	2,873	2,934	100	5,500	5,547	320
Commercial lines of credit	256	256	28	547	547	40
Other commercial and industrial	824	825	255	1,048	1,049	391
Home equity and junior liens	207	207	140	290	290	142
Totals	$5,987	$6,054	$631	$9,243	$9,300	$1,103

The following table presents the average recorded investment in impaired loans for years ended December 31:

(In thousands)	2018	2017
1-4 family first-lien residential mortgages	$1,842	$1,553
Commercial real estate	4,555	5,097
Commercial lines of credit	343	447
Other commercial and industrial	965	976
Home equity and junior liens	224	283
Total	$7,929	$8,356

The following table presents the cash basis interest income recognized on impaired loans for the years ended December 31:

(In thousands)	2018	2017
1-4 family first-lien residential mortgages	$61	$71
Commercial real estate	175	247
Commercial lines of credit	28	27
Other commercial and industrial	38	30
Home equity and junior liens	12	13
Total	$314	$388

NOTE 6: ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31, 2018 and 2017 and information pertaining to the allocation of the allowance for loan losses and balances of the allowance for loan losses and loans receivable based on individual and collective impairment evaluation by loan portfolio class at the indicated dates are summarized in the tables below.  An allocation of a portion of the allowance to a given portfolio class does not limit the Company’s ability to absorb losses in another portfolio class.

	December 31, 2018
	1-4 family
	first-lien				Other
	residential		Commercial	Commercial	commercial
(In thousands)	mortgage	Construction	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$865	$-	$3,589	$735	$1,214
Charge-offs	(245)	-	(643)	(102)	(207)
Recoveries	21	-	-	66	-
Provisions	125	-	632	31	278
Ending balance	$766	$-	$3,578	$730	$1,285
Ending balance: related to loans individually evaluated for impairment	$108	$-	$100	$28	$255
Ending balance: related to loans collectively evaluated for impairment	$658	$-	$3,478	$702	$1,030
Loans receivables:
Ending balance	$232,523	$7,121	$212,314	$44,235	$63,359
Ending balance: individually evaluated for impairment	$1,827	$-	$2,873	$256	$824
Ending balance: collectively evaluated for impairment	$230,696	$7,121	$209,441	$43,979	$62,535

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$514	$208	$-	$7,126
Charge-offs	-	(17)	(248)	-	$(1,462)
Recoveries	-	7	51	-	$145
Provisions (credits)	-	(95)	374	152	$1,497
Ending balance	$1	$409	$385	$152	$7,306
Ending balance: related to loans individually evaluated for impairment	$-	$140	$-	$-	$631
Ending balance: related to loans collectively evaluated for impairment	$1	$269	$385	$152	$6,675
Loans receivables:
Ending balance	$9,320	$26,109	$25,424		$620,405
Ending balance: individually evaluated for impairment	$-	$207	$-		$5,987
Ending balance: collectively evaluated for impairment	$9,320	$25,902	$25,424		$614,418

	December 31, 2017
	1-4 family
	first-lien				Other
	residential		Commercial	Commercial	commercial
(In thousands)	mortgage	Construction	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$759	$-	$2,935	$397	$1,658
Charge-offs	(166)	-	(505)	(60)	(22)
Recoveries	13	-	-	-	15
Provisions (credits)	259	-	1,159	398	(437)
Ending balance	$865	$-	$3,589	$735	$1,214
Ending balance: related to loans individually evaluated for impairment	$210	-	$320	$40	$391
Ending balance: related to loans collectively evaluated for impairment	$655	-	$3,269	$695	$823
Loans receivables:
Ending balance	$216,793	$5,558	$192,525	$51,285	$50,097
Ending balance: individually evaluated for impairment	$1,858	$-	$5,500	$547	$1,048
Ending balance: collectively evaluated for impairment	$214,935	$5,558	$187,025	$50,738	$49,049

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$331	$166	$-	$6,247
Charge-offs	-	(69)	(142)	-	(964)
Recoveries	-	6	40	-	74
Provisions	-	246	144	-	1,769
Ending balance	$1	$514	$208	$-	$7,126
Ending balance: related to loans individually evaluated for impairment	$-	$142	$-	-	$1,103
Ending balance: related to loans collectively evaluated for impairment	$1	$372	$208	-	$6,023
Loans receivables:
Ending balance	$10,405	$25,935	$28,646		$581,244
Ending balance: individually evaluated for impairment	$-	$290	$-		$9,243
Ending balance: collectively evaluated for impairment	$10,405	$25,645	$28,646		$572,001

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

The allocation of the allowance for loan losses summarized on the basis of the Company’s calculation methodology was as follows:

	December 31, 2018
	1-4 family
	first-lien				Other
	residential		Commercial	Commercial	commercial
(In thousands)	mortgage	Construction	real estate	lines of credit	and industrial
Specifically reserved	$108	$-	$100	$28	$255
Historical loss rate	87	-	85	20	24
Qualitative factors	571	-	3,393	682	1,006
Total	$766	$-	$3,578	$730	$1,285

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$140	$-	$-	$631
Historical loss rate	-	15	155	-	386
Qualitative factors	1	254	230	-	6,137
Other	-	-	-	152	152
Total	1	409	385	152	7,306

	December 31, 2017
	1-4 family
	first-lien				Other
	residential		Commercial	Commercial	commercial
(In thousands)	mortgage	Construction	real estate	lines of credit	and industrial
Specifically reserved	$210	$-	$320	$40	$391
Historical loss rate	104	-	103	40	15
Qualitative factors	551	-	3,166	655	808
Total	$865	$-	$3,589	$735	$1,214

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$142	$-	$-	$1,103
Historical loss rate	-	41	59	-	362
Qualitative factors	1	331	149	-	5,661
Total	$1	$514	$208	$-	$7,126

NOTE 7: SERVICING

Loans serviced for others are not included in the accompanying consolidated statements of condition.  At December 31, 2018 and 2017, the Bank serviced 206 and 231 residential mortgage loans for others, respectively. The unpaid principal balances of mortgage loans serviced for others were $11.9 million and $14.3 million at December 31, 2018 and 2017, respectively.  The balance of capitalized servicing rights included in other assets at December 31, 2018 and 2017, was $16,000 and $28,000, respectively.

The following summarizes mortgage servicing rights capitalized and amortized:

(In thousands)	2018	2017
Mortgage servicing rights capitalized	$-	$-
Mortgage servicing rights amortized	$12	$12

NOTE 8: PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31, is as follows:

(In thousands)	2018	2017
Land	$2,205	$2,205
Buildings	16,094	14,917
Furniture, fixtures and equipment	15,029	13,515
Construction in progress	3,599	650
	36,927	31,287
Less: Accumulated depreciation	16,304	15,170
	$20,623	$16,117

Depreciation expense in 2018 and 2017 was $1.2 million and $1.0 million, respectively.

NOTE 9:  FORECLOSED REAL ESTATE

The Company is required to disclose the carrying amount of foreclosed residential real estate properties held at each reporting period as a result of obtaining physical possession of the property.

(Dollars in thousands)	Number of properties	December 31, 2018	Number of properties	December 31, 2017
Foreclosed residential real estate	2	$73	5	$468

At December 31, 2018 and 2017, the Company reported $951,000 and $805,000, respectively, in residential real estate loans in the process of foreclosure.

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

Of the $4.5 million of goodwill carried on the Company’s books as of December 31, 2018, $3.8 million of this amount was due to prior periods acquisitions of bank branches and $696,000 was due to the 2013 acquisition of the FitzGibbons Agency by Pathfinder Risk Management Company, Inc. and the 2015 acquisition of the Huntington Agency.

The Company is permitted to assess qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than the carrying value.  Based on the results of the assessment, management has determined that the carrying value of goodwill in the amount of $4.5 million is not impaired as of December 31, 2018.

The identifiable intangible asset of $165,000 as of December 31, 2018 was due to the acquisition of the FitzGibbons and Huntington Agencies and represents the amortized carrying amount of the customer lists intangible. The weighted average remaining amortization period of this intangible asset is 5.7 years.

The gross carrying amount and annual amortization for this identifiable intangible asset are as follows:

	December 31,
(In thousands)	2018	2017
Gross carrying amount	$243	$243
Accumulated amortization	(78)	(61)
Net amortizing intangibles	$165	$182

The estimated amortization expense for each of the five succeeding years ended December 31, is as follows:

(In thousands)
2019	$16
2020	16
2021	16
2022	16
2023	16
Thereafter	85
Total	$165

NOTE 11: DEPOSITS

A summary of deposits at December 31 is as follows:

(In thousands)	2018	2017
Savings accounts	$80,545	$80,587
Time accounts	199,598	160,736
Time accounts of $250,000 or more	77,224	52,691
Money management accounts	13,180	14,905
MMDA accounts	189,679	253,088
Demand deposit interest-bearing	57,407	66,093
Demand deposit noninterest-bearing	103,124	89,783
Mortgage escrow funds	6,303	5,720
Total Deposits	$727,060	$723,603

At December 31, 2018, the scheduled maturities of time deposits are as follows:

(In thousands)
Year of Maturity:
2019	$187,044
2020	75,453
2021	5,488
2022	4,528
2023	1,768
Thereafter	2,541
Total	$276,822

In addition to deposits obtained from its business operations within its target market areas, the Bank also obtains brokered deposits through various programs administered by Promontory Interfinancial Network.

	At December 31,
	2018			2017
(In thousands)	Non-Brokered	Brokered	Total	Non-Brokered	Brokered	Total
Savings accounts	$80,545	$-	$80,545	$80,587	$-	$80,587
Time accounts	158,207	41,391	$199,598	109,666	51,070	160,736
Time accounts of $250,000 or more	77,224	-	$77,224	52,691	-	52,691
Money management accounts	13,180	-	$13,180	14,905	-	14,905
MMDA accounts	189,625	54	$189,679	159,032	94,056	253,088
Demand deposit interest-bearing	57,407	-	$57,407	66,093	-	66,093
Demand deposit noninterest-bearing	103,124	-	$103,124	89,783	-	89,783
Mortgage escrow funds	6,303	-	$6,303	5,720	-	5,720
Total Deposits	$685,615	$41,445	$727,060	$578,477	$145,126	$723,603

On May 24, 2018, The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “EGRRCPA”) was enacted, which repealed or modified certain provisions of the Dodd-Frank Act and eased regulations on all financial institutions with the exception of the largest banks.  The EGRRCPA’s provisions include, among other items, clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations.  At December 31, 2018, the Bank held $41.4 million in deposits that under the EGRRCPA were categorized as brokered deposits.  At December 31, 2017, the Bank had $145.1 million in deposits that were categorized under the then-applicable regulations as brokered deposits.  Of the $145.1 million in deposits categorized as brokered deposits at December 31, 2017, $59.5 million would be considered to be brokered deposits under the EGRRCPA regulations in effect at December 31, 2018.

NOTE 12: BORROWED FUNDS

The composition of borrowings (excluding subordinated loans) at December 31 is as follows:

(In thousands)	2018	2017
Short-term:
FHLB Advances	$39,000	$30,600
Total short-term borrowings	$39,000	$30,600
Long-term:
FHLB advances	$79,534	$43,288
Total long-term borrowings	$79,534	$43,288

The principal balances, interest rates and maturities of the outstanding long-term borrowings, all of which are at a fixed rate, at December 31, 2018 are as follows:

Term	Principal	Rates
(Dollars in thousands)
Advances with FHLB
Due within 1 year	$31,227	1.16 - 2.00%
Due within 2 years	30,193	1.62 - 3.03%
Due within 10 years	18,114	2.03 - 3.17%
Total advances with FHLB	$79,534
Total long-term fixed rate borrowings	$79,534

At December 31, 2018, scheduled repayments of long-term debt are as follows:

(In thousands)
2019	$31,227
2020	30,193
2021	15,289
2022	2,000
2023	825
Thereafter	-
Total	$79,534

The Company has access to FHLBNY advances, under which it can borrow at various terms and interest rates.  Residential mortgage loans with a carrying value of $154.9 million and FHLB stock with a carrying value of $5.9 million have been pledged by the Company under a blanket collateral agreement to secure the Company’s borrowings at December 31, 2018.  The total outstanding indebtedness under borrowing facilities with the FHLB cannot exceed the total value of the assets pledged under the blanket collateral agreement.  The Company has a $19.5 million line of credit available at December 31, 2018 with the Federal Reserve Bank of New York through its Discount Window and has pledged various corporate and municipal securities against the line. The Company has $15.0 million in lines of credit available with two other correspondent banks. $10.0 million of that line of credit is available on an unsecured basis and the remaining $5.0 million must be collateralized with marketable investment securities. Interest on the lines is determined at the time of borrowing.

NOTE 13: SUBORDINATED LOANS

The Company has a non-consolidated subsidiary trust, Pathfinder Statutory Trust II, of which the Company owns 100% of the common equity.  The Trust issued $5,000,000 of 30-year floating rate Company-obligated pooled capital securities of Pathfinder Statutory Trust II (“Floating-Rate Debentures”).  The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms.  The capital securities mature in 2037 and are treated as Tier 1 capital by the FDIC and FRB.  The capital securities of the trust are a pooled trust preferred fund of Preferred Term Securities VI, Ltd., whose interest rate resets quarterly, and are indexed to the 3-month LIBOR rate plus 1.65%.  These securities have a five-year call provision.  The Company paid $199,000 and $149,000 in interest expense related to this issuance in 2018 and 2017, respectively. The Company guarantees all of these securities.

The Company's equity interest in the trust subsidiary is included in other assets on the Consolidated Statements of Financial Condition at December 31, 2018 and 2017.  For regulatory reporting purposes, the Federal Reserve has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them.

On October 15, 2015, the Company executed a $10.0 million non-amortizing Subordinated Loan with an unrelated third party that is scheduled to mature on October 1, 2025. The Company has the right to prepay the Subordinated Loan at any time after October 15, 2020 without penalty. The annual interest rate charged to the Company will be 6.25% through the maturity date of the subordinated loan.  The Subordinated Loan is senior in the Company’s credit repayment hierarchy only to the Company’s common equity and, as a result, qualifies as Tier 2 capital for all future periods when applicable.  The Company paid $172,000 in origination and legal fees as part of this transaction.  These fees will be amortized over the life of the Subordinated Loan through its first call date using the effective interest method.  The effective cost of funds related to this transaction is 6.44% calculated under this method.  Accordingly, interest expense of $647,000 and $645,000 were recorded in the years ended December 31, 2018 and 2017, respectively.

The composition of subordinated loans at December 31 is as follows:

(In thousands)	2018	2017
Subordinated loans:
Junior subordinated debenture	$5,155	$5,155
Subordinated loan	9,939	9,904
Total subordinated loans	$15,094	$15,059

The principal balances, interest rates and maturities of the subordinated loans at December 31, 2018 are as follows:

Term	Principal	Rates
(Dollars in thousands)
Subordinated loans:
Due within 10 years	$9,939	6.48%
Due within 19 years	5,155	3-Month Libor + 1.65%
Total subordinated loans	$15,094

At December 31, 2018, scheduled repayments of the subordinated loans:

(In thousands)
2019	$-
2020	-
2021	-
2022	-
2023	-
Thereafter	15,094
Total	$15,094

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

The following tables set forth the changes in the plans’ benefit obligations, fair value of plan assets and the plans’ funded status as of December 31:

	Pension Benefits		Postretirement Benefits
(In thousands)	2018	2017	2018	2017
Change in benefit obligations:
Benefit obligations at beginning of year	$10,469	$9,323	$481	$154
Service cost	-	-	-	-
Interest cost	473	473	21	8
Plan participants' contribution	-	-	9	-
Actuarial (gain) loss	(581)	916	(16)	332
Benefits paid	(266)	(243)	(41)	(13)
Benefit obligations at end of year	10,095	10,469	454	481
Change in plan assets:
Fair value of plan assets at beginning of year	14,956	13,634	-	-
Actual return on plan assets	(993)	1,565	-	-
Benefits paid	(266)	(243)	(41)	(13)
Plan participants' contribution	-	-	9	-
Employer contributions	825	-	32	13
Fair value of plan assets at end of year	14,522	14,956	-	-
Funded (unfunded) status - asset (liability)	$4,427	$4,487	$(454)	$(481)

The funded status of the pension was recorded within other assets on the statement of condition.  The unfunded status of the postretirement plan is recorded as a liability on the statement of condition.

Amounts recognized in accumulated other comprehensive loss as of December 31 are as follows:

	Pension Benefits		Postretirement Benefits
(In thousands)	2018	2017	2018	2017
Net loss	$4,112	$2,827	$151	$176
Tax Effect	1,074	1,131	40	70
	$3,038	$1,696	$111	$106

Gains and losses in excess of 10% of the greater of the benefit obligation or the fair value of assets are amortized over the average remaining service period of active participants.

The Company utilized the actual projected cash flows of the participants in both plans for the years ended December 31, 2018 and December 31, 2017.  The following points address the approach taken.

1.

An analysis of the defined benefit pension plan’s expected future cash flows and high-quality fixed income investments currently available and expected to be available during the period to maturity of the pension benefits yielded a single discount rate of 4.97% at December 31, 2018.

2.

An analysis of the postretirement health plan’s expected future cash flows and high-quality fixed-income investments currently available and expected to be available during the period to maturity of the retiree medical benefits yielded a single discount rate of 4.97% at December 31, 2018.

3.

Each discount rate was developed by matching the expected future cash flows of the Bank to high quality bonds.  Every bond considered has earned ratings of at least AA by Fitch Group, AA by Standard & Poor’s, or Aa2 by Moody’s Investor Services.

The accumulated benefit obligation for the defined benefit pension plan was $10.1 million and $10.5 million at December 31, 2018 and 2017, respectively.  The postretirement plan had an accumulated benefit obligation of $454,000 and $481,000 at December 31, 2018 and 2017, respectively.

The significant assumptions used in determining the benefit obligations as of December 31, are as follows:

	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
Weighted average discount rate	4.97%	4.58%	4.97%	4.58%
Rate of increase in future compensation levels	-	-	-	-

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plan.   The annual rates of increase in the per capita cost of covered medical and prescription drug benefits for future years were assumed to be 5.00% for 2019, gradually decreasing to 4.25% in 2022 and remain at that level thereafter.

The composition of the net periodic benefit plan cost for the years ended December 31 is as follows:

	Pension Benefits		Postretirement Benefits
(In thousands)	2018	2017	2018	2017
Service cost	$-	$-	$-	$-
Interest cost	473	473	21	8
Expected return on plan assets	(1,037)	(945)	-	-
Amortization of transition obligation	-	-	-	-
Amortization of net losses/(gains)	164	154	13	(3)
Amortization of unrecognized past service liability	-	-	(5)	(5)
Net periodic benefit plan (benefit) cost	$(400)	$(318)	$29	$-

The significant assumptions used in determining the net periodic benefit plan cost for years ended December 31, were as follows:

	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
Weighted average discount rate	4.97%	4.58%	4.97%	4.58%
Expected long term rate of return on plan assets	6.50%	7.00%	-	-
Rate of increase in future compensation levels	-	-	-	-

The long term rate of return on assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes.  Equities and fixed income securities were assumed to earn real rates of return in the ranges of 6.0%-8.0% and 3.0%-5.0%, respectively.  The long-term inflation rate was estimated to be 2.5%.  When these overall return expectations are applied to the plan’s target allocation, the expected rate of return was determined to be in the range of 5.0% to 7.0%.  Management chose to use a 6.5% expected long-term rate of return in 2018 and a 6.5% expected long-term rate of return in 2019 reflecting current economic conditions and expected rates of return.  Based on the $14.5 million fair value of plan assets at December 31, 2018, each 50 basis point decrease in the expected long-term rate of return would reduce after tax net income at 2019 expected marginal tax rate of 21.0% by approximately $57,000.

The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit plan income during 2019 is $328,000.  The estimated amortization of the unrecognized transition obligation and actuarial loss for the postretirement health plan in 2019 is $12,000.  The expected net periodic benefit plan benefit for 2019 is estimated to be $83,000 for both retirement plans in aggregate.

Plan assets are invested in three diversified investment funds of the Pentegra Retirement Trust (the “Trust”, formerly known as RSI Retirement Trust).  The Trust has been given discretion by the Plan Sponsor to determine the appropriate strategic asset allocation versus plan liabilities, as governed by the Trust’s Investment Policy Statement.  The Plan is structured to utilize a Liability Driven Investment (LDI) approach which seeks to fund the current and future liabilities of the Plan and aims to mitigate funded status and contribution volatility.

The Plan’s asset allocation targets to hold 48% of assets in equity securities via investment in the Long-Term Growth – Equity Portfolio (‘LTGE’), 16% in intermediate-term investment grade bonds via investment in the Long-Term Growth – Fixed-Income Portfolio (‘LTGFI’), 35% in long duration bonds via the Liability Focused Fixed-Income Portfolio (‘LFFI’),  and 1% in a cash equivalents portfolio (for liquidity).

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

The overall long-term investment objectives are to maintain plan assets at a level that will sufficiently cover long-term obligations and to generate a return on plan assets that will meet or exceed the rate at which long-term obligations will grow.  The LTGE and LTGFI Portfolios are designed to provide long-term growth of equity and fixed-income assets with the objective of achieving an investment return in excess of the cost of funding the active life, deferred vested, and all 30-year term and longer obligations of retired lives in the Trust.  The LFFI Portfolio is designed to fund the Trust’s estimated retired lives class of liabilities for 30 years.  Risk/volatility is further managed by the distinct investment objectives of each of the Trust’s Portfolios.

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

Pension plan assets measured at fair value are summarized below:

	At December 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Asset Category:
Mutual Funds - Equity
Large-cap value (a)	$-	$1,132	$-	$1,132
Large-cap Growth (b)	-	1,157	-	1,157
Large-cap Core (c)	-	821	-	821
Mid-cap Value (d)	-	242	-	242
Mid-cap Growth (e)	-	247	-	247
Mid-cap Core (f)	-	250	-	250
Small-cap Value (g)	-	193	-	193
Small-cap Growth (h)	-	337	-	337
Small-cap Core (i)	-	189	-	189
International Equity (j)	-	1,409	-	1,409
Equity -Total	-	5,977	-	5,977
Fixed Income Funds
Fixed Income-US Core (k)	-	2,207	-	2,207
Intermediate Duration (l)	-	3,255	-	3,255
Long Duration (m)	-	2,521	-	2,521
Fixed Income-Total	-	7,983	-	7,983
Company Common Stock	-	-	-	-
Cash Equivalents-Money market*	271	291	-	562
Total	$271	$14,251	$-	$14,522

	At December 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Asset Category:
Mutual Funds - Equity
Large-cap value (a)	$-	$1,058	$-	$1,058
Large-cap Growth (b)	-	1,102	-	1,102
Large-cap Core (c)	-	733	-	733
Mid-cap Value (d)	-	236	-	236
Mid-cap Growth (e)	-	223	-	223
Mid-cap Core (f)	-	239	-	239
Small-cap Value (g)	-	178	-	178
Small-cap Growth (h)	-	169	-	169
Small-cap Core (i)	-	349	-	349
International Equity (j)	-	1,419	-	1,419
Equity -Total	-	5,706	-	5,706
Fixed Income Funds
Fixed Income-US Core (k)	-	1,713	-	1,695
Intermediate Duration (l)	-	3,075	-	2,932
Long Duration (m)	-	2,630	-	2,474
Fixed Income-Total	-	7,418	-	7,418
Long/Short Equity (n)	-	1,533	-	1,533
Company Common Stock	-	-	-	-
Cash Equivalents-Money market*	58	241	-	299
Total	$58	$14,898	$-	$14,956

*Includes cash equivalents investments in equity and fixed income strategies

a)	This category contains large-cap stocks with above-average yield. The portfolio typically holds between 60 and 70 stocks.
b)	This category seeks long-term capital appreciation by investing primarily in large growth companies based in the U.S.
c)	This fund tracks the performance of the S&P 500 index by purchasing the securities represented in the index in approximately the same weightings as the index.
d)	This category employs an indexing investment approach designed to track the performance of the CRSP US Mid-Cap Value Index.
e)	This category employs an indexing investment approach designed to track the performance of the CRSP US Mid-Cap Growth Index.
f)	This category seeks to track the performance of the S&P Midcap 400 Index.
g)	This category consists of a selection of investments based on the Russell 2000 Value Index.
h)	This category consists of a mutual fund invested in smallcap growth companies along with a fund invested in a selection of investments based on the Russell 2000 Growth Index.
i)

This category consists of a mutual fund investing in readily marketable securities of U.S. companies with market capitalizations within the smallest 10% of the market universe, or smaller than the 1000th largest US company.

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

m)	This category consists of a fund that seeks to approximate the performance of the Barclays Capital US Corporate A or Better, 20+ Year Bullets Only Index over the long term.
n)	This category currently invests in three long/short equity hedge funds.

For the fiscal year ending December 31, 2019, the Company expects to contribute approximately $35,000 to the postretirement plan.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from both retirement plans:

	Pension	Postretirement
(In thousands)	Benefits	Benefits	Total
Years ending December 31:
2019	$305	$35	$340
2020	325	37	362
2021	343	38	381
2022	369	40	409
2023	447	29	476
Years 2024-2028	2,887	143	3,030

The Company also offers a 401(k) plan to its employees.  Contributions to this plan by the Company were $371,000 and $333,000 for 2018 and 2017, respectively.In addition, the Company made $273,000 and $244,000 of safe harbor contributions to the plan in 2018 and 2017, respectively.

The Company maintains optional deferred compensation plans for its directors and certain executive officers, whereby fees and income normally received are deferred and paid by the Company based upon a payment schedule commencing between the ages of 65 and 70 and continuing monthly for 10 years. At December 31, 2018 and 2017, other liabilities include approximately $2.7 million and $2.6 million, respectively, relating to deferred compensation.  Deferred compensation expense for the years ended December 31, 2018 and 2017 amounted to approximately $258,000 and $351,000, respectively.

To assist in the funding of the Company’s benefits under the supplemental executive retirement plan and deferred compensation plans, the Company is the owner of single premium life insurance policies on selected participants.  At December 31, 2018 and 2017, the cash surrender values of these policies were $16.9 million and $11.7 million, respectively.

The Bank adopted a Defined Contribution Supplemental Executive Retirement Plan (the “SERP”), effective January 1, 2014.  The SERP benefits certain key senior executives of the Bank who are selected by the Board to participate, including our Named Executive Officers.  The SERP is intended to provide a benefit from the Bank upon retirement, death, disability or voluntary or involuntary termination of service (other than “for cause”), subject to the requirements of Section 409A of the Internal Revenue Code.  Accordingly, the SERP obligates the Bank to make a contribution to each executive’s account on the last business day of each calendar year.  In addition, the Bank, may, but is not required to, make additional discretionary contributions to the executive’s accounts from time to time.  All executives currently participating in the plan, including the Named Executive Officers, are fully vested in the Bank’s contribution to the plan.  In the event the executive is terminated involuntarily or resigns for good reason within 24 months following a change in control, the Bank is required to make additional annual contributions the lesser of:  (1) three years or (2) the number of years remaining until the executive’s benefit age, subject to potential reduction to avoid an excess parachute payment under Code Section 280G.  In the event of the executive’s death, disability or termination within 24 months after a change in control, the executive’s account will be paid in a lump sum to the executive or his beneficiary, as applicable.  In the event the executive is entitled to a benefit from the SERP due to retirement or other termination of employment, the benefit will be paid either in a lump sum or in 10 annual installments as detailed in his or her participant agreement.  At December 31, 2018 and 2017, other liabilities included $745,000 and $631,000, respectively, accrued under this plan.

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

Activity in the stock option plans is as follows:

	Options Outstanding		Shares Exercisable
	Number of	Weighted Average	Number of	Weighted Average
(Shares in thousands)	Shares	Exercise Price	Shares	Exercise Price
Outstanding at December 31, 2016	423	$9.41	139	$5.80
Granted	-	$-	-	$-
Newly vested	-	10.92	57	-
Exercised	(28)	-	(28)	-
Expired	-	-	-	-
Outstanding at December 31, 2017	395	$9.68	168	$7.61
Granted	-	$-	-	$-
Newly vested	-	11.05	52	-
Exercised	(67)	-	(67)	-
Expired	(3)	11.35	-	-
Outstanding at December 31, 2018	325	$10.50	153	$9.65

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options prior to the expiration date.  The intrinsic value can change based on fluctuations in the market value of the Company’s stock.  At December 31, 2018, the intrinsic value of the stock options was $1.7 million.  At December 31, 2017, the intrinsic value of the stock options was $2.3 million.

At December 31, 2018, the average remaining contractual life of outstanding options and shares exercisable were 6.7 years and 6.0 years, respectively.

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

The compensation expense of the stock option awards and restricted stock units is based on the fair value of the instruments on the date of grant.  The Company recorded compensation expense in the amount of $398,000 and $345,000 in 2018 and 2017, respectively, and is expected to record $293,000, $291,000, $153,000, $92,000 and $31,000 in 2019 through 2023.

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

The ESOP loan from the Company has a ten year term and is being repaid in equal payments of principal and interest under a fixed rate of interest equal to 3.25% which was the prime rate of interest on the date of the closing of the offering.  This ESOP loan from the Company, also referred to as an internally leveraged ESOP, does not appear as a liability on the Company’s consolidated statement of condition as of December 31, 2018 in accordance with ASC 718-40-25-9d.

In accordance with the payment of principal on the loan, a proportionate number of shares are allocated to the employees over the ten year time horizon of the loan.  Participants’ vesting interest in the shares of Company stock is at the rate of 20% per year. Compensation expense is recorded based on the number of shares released to the participants times the average market value of the Company’s stock over that same period.  Dividends on unallocated shares, recorded as compensation expense on the income statement, are made available to the participants' account. The Company recorded $411,000 and $404,000 in compensation expense in 2018 and 2017, respectively, including $36,000 and $37,000 for dividends on unallocated shares in these same time periods.  At December 31, 2018, there were 140,544 unearned ESOP shares with a fair value of $2.2 million.

NOTE 17: Income Taxes

The provision for income taxes for the years ended December 31, is as follows:

(In thousands)	2018	2017
Current	$203	$1,022
Deferred	343	(100)
	$546	$922

The provision for income taxes includes the following

(In thousands)	2018	2017
Federal Income Tax	$714	$741
State Tax	(168)	181
	$546	$922

The components of the net deferred tax asset, included in other assets as of December 31, are as follows:

(In thousands)	2018	2017
Assets:
Deferred compensation	$895	$847
Allowance for loan losses	1,909	1,862
Postretirement benefits	119	126
Subordinated loan interest	23	23
Investment securities	1,002	551
Loan origination fees	35	108
Held-to-maturity securities	21	153
Stock-based compensation	166	103
Community service activities	153	30
Other	374	79
Total	4,697	3,882
Liabilities:
Prepaid pension	(1,157)	(1,173)
Depreciation	(1,441)	(968)
Accretion	(177)	(120)
Intangible assets	(1,004)	(1,004)
Mortgage servicing rights	(4)	(7)
Prepaid expenses and transaction fees	(69)	(79)
Total	(3,852)	(3,351)
Net deferred tax asset	$845	$531

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

Deferred income tax assets and liabilities are determined using the liability method.  Under this method, the net deferred tax asset or liability is recognized for the future tax consequences.  This is attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating and capital loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  If current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established.  The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change. Prior to 2017, management believed that it may not have been able to generate sufficient future taxable income in the form of capital gains to offset its capital loss carry forward position before those potential tax benefits expired, and accordingly established a valuation allowance.  During 2017, the Company recognized sufficient net capital gains of $428,000, effectively utilizing all capital loss carryforward tax benefits established in prior years and thereby eliminating the need for any valuation allowance related to the future utilization of those carryforwards at December 31, 2017.  As a result, the Company maintained no valuation allowance related to future tax benefits related to the utilization of capital loss carryforwards at December 31, 2017.  On December 22, 2017 the Tax Act was signed into law. The Tax Act instituted significant changes to various sections of the Internal Revenue Code that effects the Company.  Most notably, the Tax Act reduces the Company’s marginal federal income tax rate from 34% to 21% starting January 1, 2018.  Generally Accepted Accounting Principles (“GAAP”) requires that the impact of the provisions of the Tax Act be accounted for in the period of enactment.  Accordingly, the Company recorded an income tax benefit in the fourth quarter of 2017 related to the Tax Act in the amount of $155,000.  The reduction in income tax expense was largely attributable to the reduction in the value of net deferred tax assets and liabilities reflecting lower future tax obligations resulting from the Tax Act’s enacted lower federal corporate tax rate.  Banking corporations operating in New York State are taxed under the New York State General Business Corporation Franchise Tax provisions.  Under this New York State tax law, the tax rate on the business income base is 6.5%.  However, various modifications are available to community banks (defined as banks with less than $8 billion in total assets) regarding certain deductions associated with interest income.  Commencing on January 1, 2018, the Company changed its elected interest income modification methodology under which its New York State income tax expense is calculated.  This change in the Company’s interest income modification election was adopted following changes to the New York State Tax Code enacted in 2015 and resulted in a reduction of the Company’s effective income tax rate in New York State in 2018.  It is anticipated that the Company’s New York effective income tax rate will remain substantially at 0.0% in future periods under current law.

A reconciliation of the federal statutory income tax rate to the effective income tax rate for the years ended December 31, is as follows:

	2018	2017
Federal statutory income tax rate	21.0%	34.0%
State tax, net of federal benefit	(3.7)	2.9
Tax-exempt interest income	(4.3)	(11.2)
Increase in value of bank owned life insurance less premiums paid	(1.9)	(2.0)
Change in valuation allowance	-	(3.5)
Remeasurement of net deferred tax assets for tax rate reduction - Tax Cuts & Jobs Act	-	(3.5)
Other	0.9	4.5
Effective income tax rate - Pathfinder Bancorp, Inc.	12.0%	21.2%
Minority interest	(0.1)	(0.6)
Effective income tax rate	11.9%	20.6%

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

At December 31, 2018 and 2017, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
(In thousands)	2018	2017
Commitments to grant loans	$37,354	$58,235
Unfunded commitments under lines of credit	74,284	62,879
Unfunded commitments related to construction loans in progress	5,058	3,506
Standby letters of credit	2,007	2,153

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include residential real estate and income-producing commercial properties.  Loan commitments outstanding at December 31, 2018 with fixed interest rates amounted to approximately $10.5 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2018 with variable interest rates amounted to approximately $103.2 million.  These outstanding loan commitments carry current market rates.

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

In addition to pledging investment securities to secure public funds deposits, the Bank has entered into an agreement with the FHLBNY whereby the FHLBNY agreed to issue letters of credit for the benefit of securing public funds as an alternate form of collateral for those deposits.  In the event the FHLB makes a payment under this agreement, such payment will constitute an advance to the Bank and shall be immediately due and payable. The Bank has pledged unencumbered mortgage-related assets to secure letters of credit from the FHLBNY.  As of December 31, 2018 and 2017, the Bank had letters of credit outstanding with the FHLBNY of $12.0 million and $26.0 million, respectively.

The Company leases land and leasehold improvements under agreements that expire in various years with renewal options over the next 30 years.  Rental expense, included in building occupancy expense, amounted to $198,000 for 2018 and $166,000 for 2017.

Approximate minimum rental commitments for non-cancelable operating leases are as follows:

Years Ending December 31:
(In thousands)
2019	204
2020	200
2021	175
2022	166
2023	104
Thereafter	237
Total minimum lease payments	$1,086

NOTE 19: Dividends and Restrictions

The Company's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Company.  In addition to state law requirements and the capital requirements discussed in Note 20, federal statutes, regulations and policies limit the circumstances under which the Bank may pay dividends.  The amount of retained earnings legally available under these regulations approximated $13.0 million as of December 31, 2018.  Dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.  The Bank made no dividend payments to the Company in the years ended December 31, 2018, December 31, 2017 or December 31, 2016.

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its banking operations.  This strong capital position serves to support growth and expansion activities while at the same time exceeding regulatory standards.  At December 31, 2018, the Bank met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 8%, Tier 1 common equity exceeding 6.5%, and a total risk-based capital ratio exceeding 10%.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The buffer is separate from the capital ratios required under the Prompt Corrective Action (“PCA”) standards. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity.  The capital conservation buffer requirement began being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. At December 31, 2018, the Bank exceeded all current and projected regulatory required minimum capital ratios, including the maximum capital buffer level that was required on January 1, 2019.

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

As of December 31, 2018, the Bank’s most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well-capitalized”, under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized”, the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

As noted above, the regulations also impose a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The buffer is separate from the capital ratios required under the Prompt Corrective Action (“PCA”) standards and imposes restrictions on dividend distributions and discretionary bonuses. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity.  The capital conservation buffer requirement began being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. At December 31, 2018, the Bank exceeded all current and projected regulatory required minimum capital ratios, including the maximum capital buffer level that was required on January 1, 2019.

The Bank’s actual capital amounts and ratios as of December 31, 2018 and 2017 are presented in the following table.

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be "Well-Capitalized" Under Prompt Corrective Provisions		Minimum for Capital Adequacy With Buffer, Fully Phased In 2019
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Total Core Capital (to Risk-Weighted Assets)	$83,177	13.69%	$48,593	8.00%	$60,741	10.00%	$63,778	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$75,871	12.49%	$36,445	6.00%	$48,593	8.00%	$51,630	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$75,871	12.49%	$27,334	4.50%	$39,482	6.50%	$42,519	7.00%
Tier 1 Capital (to Assets)	$75,871	8.31%	$36,522	4.00%	$45,652	5.00%	$45,652	5.00%
As of December 31, 2017:
Total Core Capital (to Risk-Weighted Assets)	$78,105	13.97%	$44,733	8.00%	$55,916	10.00%	$58,712	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$71,114	12.72%	$33,550	6.00%	$44,733	8.00%	$47,529	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$71,114	12.72%	$25,162	4.50%	$36,345	6.50%	$39,141	7.00%
Tier 1 Capital (to Assets)	$71,114	8.16%	$34,863	4.00%	$43,579	5.00%	$43,579	5.00%

The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards.  At December 31, 2018, the Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank.  At December 31, 2018 and 2017, these reserve balances amounted to $4.0 million and $6.3 million, respectively and are included in cash and due from banks in the statement of condition.

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

On five occasions during 2017, the Company sold, and subsequently repurchased, U.S. Treasury securities in the approximate amount of $40.0 million for each transaction.  These transactions were intended to act as hedges against rising short-term interest rates.  The Company was in controlling possession of, but did not own, the securities at the time of each sale. The securities had been received by the Company, under industry-standard repurchase agreements, from an unrelated third party as collateral for a series of 30-day loans of approximately $40.0 million on each occasion which were made at market rates of interest to that third party.  The security sale on each occasion provided the funds necessary to advance the loan to the third party and placed the Company in what is generally described as a “short position” with respect to the sold U.S. Treasury security.  These transactions acted as a hedge against rising short-term interest rates because the price of each sold security would be expected to decline in a rising short-term interest rate environment and could therefore be re-acquired at the conclusion of each 30-day loan period at a price lower than the price at which the securities were originally sold.  Short-term rates rose over the combined duration of these transactions and, consequently, the Company recognized aggregate gains on the sale and repurchase of the securities in the amounts of $428,000 in 2017.  The transactions’ gains were characterized as capital gains for tax purposes.  These capital gains utilized existing, previously reserved-for, capital loss tax carryforwards that were established in 2013.  The Company recognized tax benefits related to these transactions of $150,000 in 2017. The tax benefits arose from the reversal of valuation allowances established in 2013 against the portion of the Company’s deferred tax assets related to existing capital loss carryforward tax positions.  The valuation allowances were originally established due to the uncertainty at that time related to the Company’s ability to generate future capital gain income within the five-year statutory life of the capital loss carryforward position under the Internal Revenue Code.  The recognized tax benefit from the reversal of those valuation allowances reduced the Company’s effective tax rate from what would have been 24.0% to 20.6 % in 2017 without regard to the effects of the one-time charge related to the enactment on December 22, 2017 of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).

The capital gain income and the additional recognized tax benefits derived from these transactions were partially offset by an additional $368,000 in after-tax interest expense on borrowings from additional pre-tax interest expense on those borrowings of $598,000 that reduced pretax net interest margin by that amount in 2017.  In total, after-tax net income increased by $178,000 for the twelve months ended December 31, 2017 as a result of these hedging transactions.  The Company did not have any hedging activities during the twelve months ended December 31, 2018.

The Company adopted ASU 2017-12: Derivatives and Hedging [Topic 815]: Targeted Improvements to Accounting for Hedging Activities, effective January 1, 2018, in the second quarter of 2018.  The amended guidance within this Update expands and clarifies hedge accounting for nonfinancial and financial risk components, aligns the recognition and presentation of the effects of the hedging instrument and hedged item in the financial statements, and simplifies the requirements for assessing effectiveness in a hedging relationship.  The Company did not have any hedging activities in 2018, but expects to utilize hedging in the future to improve the management of its risk profiles.  In order to facilitate potential future hedging activities, the Company transferred 52 investment securities with an aggregate amortized cost before transfer of $35.2 million from the held-to-maturity classification to the available-for-sale classification at the date of adoption.

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

The following tables summarize assets measured at fair value on a recurring basis as of December 31, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	December 31, 2018
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$17,031	$-	$17,031
State and political subdivisions	-	23,065	-	23,065
Corporate	-	17,200	-	17,200
Asset backed securities	-	18,119	-	18,119
Residential mortgage-backed - US agency	-	31,666	-	31,666
Collateralized mortgage obligations - US agency	-	46,441	-	46,441
Collateralized mortgage obligations - Private label	-	23,936	-	23,936
Total available-for-sale securities	$-	$177,458	$-	$177,458

Marketable equity securities	$-	$453	$-	$453

	December 31, 2017
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$41,336	$-	$41,336
State and political subdivisions	-	13,681	-	13,681
Corporate	-	8,600	-	8,600
Asset backed securities	-	6,644	-	6,644
Residential mortgage-backed - US agency	-	35,742	-	35,742
Collateralized mortgage obligations - US agency	-	53,348	-	53,348
Collateralized mortgage obligations - Private label	-	11,052	-	11,052
Equity investment securities:
Common stock - Financial services industry	-	-	515	515
Total available-for-sale securities	$-	$170,403	$515	$170,918

The changes in Level 3 assets and liabilities measured at estimated fair value on a recurring basis as of December 31 were as follows:

(In thousands)	Common Stock - Financial Services Industry
Balance - December 31, 2017	$515
Total gains realized/unrealized:
Included in earnings	-
Included in other comprehensive income	-
Settlements	-
Sales	-
Transfers to Level 2	(515)
Balance - December 31, 2018	$-
Changes in unrealized gains included in earnings related to assets still held at December 31, 2018	-

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

The following tables summarize assets measured at fair value on a nonrecurring basis as of December 31, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	December 31, 2018
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$1,098	$1,098
Foreclosed real estate	$-	$-	$1,173	$1,173

	December 31, 2017
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$4,887	$4,887
Foreclosed real estate	$-	$-	$434	$434

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2018
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 15% (6%)
	(Sales Approach)	Costs to Sell	5% - 13% (11%)
Discounted Cash Flow

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15% (15%)
	(Sales Approach)	Costs to Sell	6% - 8% (7%)

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2017
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 30% (9%)
	(Sales Approach)	Costs to Sell	7% - 13% (11%)
Discounted Cash Flow

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15% (15%)
	(Sales Approach)	Costs to Sell	6% - 8% (7%)

The Company owns a small percentage of the common stock of a single, otherwise unaffiliated, financial institution with a fair market value of $453,000 at December 31, 2018.  This financial institution had been recently formed, was relatively limited in the scope of its business activities, and was relatively small in asset size at the time the shares of common stock were initially acquired by the Company.  The shares of this financial institution are not, and have never been, listed on any public stock exchange.  Through December 31, 2017, the Company determined the fair market value of these shares using Level 3 methodologies.  The relatively unique characteristics of the institution precluded the use of significant inputs and value drivers observable in active markets through that date.  During the three months ended March 31, 2018, the Company’s management reevaluated the fair value methodology it had previously used with respect to this investment and determined that the institution’s increased size and current business activities had become reasonably comparable over time with applicable peer institutions.  Consequently, relevant significant inputs and value drivers observable in active markets were deemed to be present and available beginning with the three months ended March 31, 2018.  Accordingly, the Company transferred this asset from Level 3 to Level 2 at March 31, 2018 for purposes of the accompanying fair value disclosure.  The investment was valued using Level 2 methodologies at December 31, 2018 and it is expected to be valued using Level 2 methodologies prospectively.

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

The carrying amounts and fair values of the Company’s financial instruments as of December 31 are presented in the following table:

		December 31, 2018		December 31, 2017
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$26,316	$26,316	$21,991	$21,991
Investment securities - available-for-sale	2	177,458	177,458	170,623	170,623
Investment securities - available-for-sale	3	-	-	515	515
Investment securities - marketable equity	2	453	453	-	-
Investment securities - held-to-maturity	2	53,908	53,769	66,196	66,426
Federal Home Loan Bank stock	2	5,937	5,937	3,855	3,855
Net loans	3	612,964	601,789	573,705	570,439
Accrued interest receivable	1	3,068	3,068	3,047	3,047

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$450,267	$450,267	$510,176	$510,176
Time Deposits	2	276,793	275,727	213,427	212,453
Borrowings	2	118,534	118,379	73,888	73,575
Subordinated loans	2	15,094	14,485	15,059	14,953
Accrued interest payable	1	304	304	186	186

NOTE 23: Parent Company – Financial Information

The following represents the condensed financial information of Pathfinder Bancorp, Inc. as of and for the years ended December 31:

Statements of Condition	2018	2017
(In thousands)
Assets
Cash	$3,063	$5,004
Investments	453	515
Investment in bank subsidiary	74,769	71,883
Investment in non-bank subsidiary	193	155
Other assets	1,961	117
Total assets	$80,439	$77,674
Liabilities and Shareholders' Equity
Accrued liabilities	$886	$471
Subordinated loans	15,094	15,059
Shareholders' equity	64,459	62,144
Total liabilities and shareholders' equity	$80,439	$77,674

Statements of Income	2018	2017
(In thousands)
Income
Dividends from non-bank subsidiary	$6	$4
Loss on marketable equity securities	(62)	-
Realized gains on available-for sale investment securities	-	428
Operating, net	-	15
Total (loss) income	(56)	447
Expenses
Interest	846	1,371
Operating, net	175	169
Total expenses	1,021	1,540
Loss before taxes and equity in undistributed net income of subsidiaries	(1,077)	(1,093)
Tax benefit	340	262
Loss before equity in undistributed net income of subsidiaries	(737)	(831)
Equity in undistributed net income of subsidiaries	4,768	4,322
Net income	$4,031	$3,491

Statements of Cash Flows	2018	2017
(In thousands)
Operating Activities
Net Income	$4,031	$3,491
Equity in undistributed net income of subsidiaries	(4,768)	(4,322)
Stock based compensation and ESOP expense	773	712
Amortization of deferred financing from subordinated loan	35	34
Net change in other assets and liabilities	(1,372)	822
Net cash flows from operating activities	(1,301)	737
Investing Activities
Net gain on hedging transaction	-	(428)
Net cash flows from investing activities	-	(428)
Financing activities
Proceeds from exercise of stock options	385	155
Cash dividends paid to common shareholders	(1,025)	(884)
Net cash flows from financing activities	(640)	(729)
Change in cash and cash equivalents	(1,941)	(420)
Cash and cash equivalents at beginning of year	5,004	5,424
Cash and cash equivalents at end of year	$3,063	$5,004

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

The following represents the activity associated with loans to related parties during the year ended December 31, 2018:

(In thousands)
Balance at the beginning of the year	$9,272
Originations and Officer additions	3,207
Principal payments and Officer removals	(1,967)
Balance at the end of the year	$10,512

Deposits of related parties at December 31, 2018 and December 31, 2017 were $3.9 million and $3.2 million, respectively.

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

Concurrent with the completion of the offering, shares of common stock of the Company owned by the public were exchanged for shares of the Company’s common stock so that the shareholders now own approximately the same percentage of the Company’s common stock as they owned of the former Pathfinder’s common stock immediately prior to the Conversion.  Shareholders of the former Pathfinder received 1.6472 shares of the Company’s common stock for each share of the former Pathfinder’s common stock that they owned immediately prior to completion of the transaction.    As a result of the offering and the exchange of shares, the Company had 4,353,850 shares outstanding at December 31, 2014.  The Company has 4,280,227 and 4,362,328 shares outstanding at December 31, 2017 and December 31, 2018, respectively.

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

	For the years ended December 31, 2018
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available-for- Sale Securities	Unrealized Loss on Securities Transferred to Held-to- Maturity	Total
Beginning balance	$(2,220)	$(1,558)	$(430)	$(4,208)
Other comprehensive income before reclassifications	(1,058)	(1,471)	129	(2,400)
Amounts reclassified from AOCI	126	134	-	260
Cumulative effect of change in measurement of equity securities (1)	-	(53)	-	(53)
Cumulative effect of change in investment securities transfer (2)	-	116	243	359
Ending balance	$(3,152)	$(2,832)	$(58)	$(6,042)

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

	For the years ended December 31, 2017
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available-for- Sale Securities	Unrealized Loss on Securities Transferred to Held-to- Maturity	Total
Beginning balance	$(1,513)	$(1,845)	$(464)	$(3,822)
Other comprehensive income before reclassifications	(379)	872	115	608
Amounts reclassified from AOCI	89	(293)	-	(204)
Reclassification of effect of tax rate change (1)	(417)	(292)	(81)	(790)
Ending balance	$(2,220)	$(1,558)	$(430)	$(4,208)
(1)	Reclassification from accumulated other comprehensive loss to retained earnings for stranded tax effects resulting from the newly enacted Federal corporate income tax rate reduction from 34% to 21%.

The following table presents the amounts reclassified out of each component of AOCI for the indicated annual period:

(In thousands)	For the years ended
Details about AOCI[1] components	December 31, 2018	December 31, 2017	Affected Line Item in the Statement of Income
Retirement plan items
Retirement plan net losses recognized in plan expenses[2]	$(171)	$(150)	Salaries and employee benefits
	45	61	Provision for income taxes
	$(126)	$(89)	Net Income

Available-for-sale securities
Realized (loss) gain on sale of securities	$(182)	$489	Net gains on sales and redemptions of investment securities
	48	(196)	Provision for income taxes
	$(134)	$293	Net Income

(1)	Amounts in parentheses indicates debits in net income.
(2)	These items are included in net periodic pension cost.

NOTE 27: NONINTEREST INCOME

The Company adopted the revenue recognition guidance effective January 1, 2018, and applied the new accounting guidance using a modified retrospective approach for reporting purposes.  A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance.

The Company recognizes revenue as it is earned.  The adoption of ASU 2014-09 required that credit card interchange revenue be presented net of rewards expense in noninterest income.  For the year ended December 31, 2018 and 2017, the Company recognized credit cards reward program expense as a reduction of noninterest income in the amounts of $100,000 and $94,000, respectively.

The Company has included the following table regarding the Company’s noninterest income for the periods presented.

	Years Ended December 31,
(In thousands)	2018	2017
Service fees
Insufficient funds fees	$852	$844
Deposit related fees	202	190
ATM fees	94	96
Total service fees	1,148	1,130
Fee Income
Insurance commissions	831	790
Investment services revenue	288	244
ATM fees surcharge	232	217
Banking house rents collected	134	122
Total fee income	1,485	1,373
Card income
Debit card interchange fees	576	484
Merchant card fees	72	54
Total card income	648	538
Mortgage fee income and realized gain on sale of loans and foreclosed real estate
Loan servicing fees	170	149
Net gains on sales of loans and foreclosed real estate	50	37
Total mortgage fee income and realized gain on sale of loans and foreclosed real estate	220	186
Total	3,501	3,227
Earnings and gain on bank owned life insurance	427	284
Net (losses) gains on sales and redemptions of investment securities	(182)	489
Loss on marketable equity securities	(62)	-
Other miscellaneous income	151	85
Total noninterest income	$3,835	$4,085

The following is a discussion of key revenues within the scope of the new revenue guidance:

•

Service fees – Revenue is earned through insufficient funds fees, customer initiated activities or passage of time for deposit related fees, and ATM service fees. Transaction-based fees are recognized at the time the transaction is executed, which is the same time the Company’s performance obligation is satisfied.  Account maintenance fees are earned over the course of the month as the monthly maintenance performance obligation to the customer is satisfied.

•

Fee income – Revenue is earned through commissions on insurance and securities sales, ATM surcharge fees, and banking house rents collected.  The Company earns investment advisory fee income by providing investment management services to customers under investment management contracts.  As the direction of investment management accounts is provided over time, the performance obligation to investment management customers is satisfied over time, and therefore, revenue is recognized over time.

•

Card income – Card income consists of interchange fees from consumer debit card networks and other related services.  Interchange rates are set by the card networks.  Interchange fees are based on purchase volumes and other factors and are recognized as transactions occur.

•

Mortgage fee income and realized gain on sale of loans and foreclosed real estate – Revenue from mortgage fee income and realized gain on sale of loans and foreclosed real estate is earned through the origination of residential and commercial mortgage loans, sales of one-to-four family residential mortgage loans, sales of government guarantees portions of SBA loans, and sales of foreclosed real estate, and is earned as the transaction occurs.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s report on internal control over financial reporting is contained in “Item 8 – Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

(e)	Set forth below is information concerning the Executive Officers of the Company at December 31, 2018.

Name	Age	Positions Held With the Company
Thomas W. Schneider	57	President and Chief Executive Officer
James A. Dowd, CPA	51	Executive Vice President, Chief Operating Officer and Chief Financial Officer (1)
Ronald Tascarella	60	Executive Vice President, Chief Banking Officer
Daniel Phillips	54	Senior Vice President, Chief Information Officer

(1)	Walter F. Rusnak, age 65, was appointed the Company’s Senior Vice President, Chief Financial Officer on January 23, 2019.

ITEM 11: EXECUTIVE COMPENSATION

(a)

Information with respect to management compensation and transactions required under this item is incorporated by reference hereunder in the Company's Proxy Materials for the Annual Meeting of Shareholders under the caption "Compensation Committee".

(b)	Information concerning director compensation is incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders under the caption “Directors Compensation”.

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements - The Company’s consolidated financial statements, for the years ended December 31, 2018 and 2017, together with the Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K report.  See “Item 8: Financial Statements and Supplementary Data.”

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

10.5

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

10.8	Amendment two to the Trustee Deferral Fee Plan (Incorporated by reference to Exhibit 10.17 to Pathfinder Bancorp, Inc.’s Annual Report on Form 10-K, file no. 001-36695, filed on March 18, 2015)

10.9

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

10.11	Subordinated Loan Agreement (Incorporated herein by reference to Pathfinder Bancorp, Inc.’s Current Report on Form 8-K, file no. 001-36695, filed on October 19, 2015)

10.12	2016 Pathfinder Bancorp, Inc. Equity Incentive Plan (Incorporated by reference to Appendix A to Pathfinder Bancorp, Inc.’s Proxy Statement, file no. 001-36695, filed on March 29, 2016.

10.13

Executive Supplemental Retirement Plan Agreement between Pathfinder Bank and Ronald Tascarella effective February 24, 2014 (Incorporated by reference to Exhibit 10.14 to Pathfinder Bancorp, Inc.’s  Annual Report on Form 10-K, file no. 001-36695, filed on March 30, 2018).

10.14	Senior Executive Split Dollar Life Insurance Plan (Incorporated by reference to Exhibit 10.1 to Pathfinder Bancorp, Inc.’s Current Report on Form 8-K, filed no. 001-36695, filed on January 7, 2019.

10.15

Change of Control Agreement between Pathfinder Bank and James A. Dowd (Incorporated by reference to Exhibit 10.2 to Pathfinder Bancorp, Inc.’s Current Report on Form 8-K, filed no. 001-36695, filed on January 7, 2019.

10.16

Change of Control Agreement between Pathfinder Bank and Ronald Tascarella (Incorporated by reference to Exhibit 10.3 to Pathfinder Bancorp, Inc.’s Current Report on Form 8-K, filed no. 001-36695, filed on January 7, 2019.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition as of December 31, 2018 and 2017, (ii) the Consolidated Statements of Income for the years ended December 31, 2018 and 2017, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2018 and 2017, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2018 and 2017, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017, and (vi) the Notes to the Consolidated Financial Statements

ITEM 16: FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pathfinder Bancorp, Inc.
Date:	March 27, 2019	By:	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas W. Schneider	By:	/s/ Walter F. Rusnak
	Thomas W. Schneider, President and Chief Executive Officer		Walter F. Rusnak, Senior Vice President and Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)
Date:	March 27, 2019	Date:	March 27, 2019

By:	/s/ Lloyd Stemple	By:	/s/ Lisa A. Kimball
	Lloyd Stemple, Director		Lisa A. Kimball, Vice President and
Date:	March 27, 2019		Controller (Principal Accounting Officer)
		Date:	March 27, 2019

By:	/s/John P. Funiciello	By:	/s/ William A. Barclay
	John Funiciello, Director		William A. Barclay, Director
Date:	March 27, 2019	Date:	March 27, 2019

By:	/s/ David A. Ayoub	By:	/s/ Chris R. Burritt
	David A. Ayoub, Director		Chris R. Burritt, Director
Date:	March 27, 2019	Date:	March 27, 2019

By:	/s/ George P. Joyce	By:	/s/ John F. Sharkey
	George P. Joyce, Director		John F. Sharkey, Director
Date:	March 27, 2019	Date:	March 27, 2019

By:	/s/ Adam C. Gagas	By:	/s/ Melanie Littlejohn
	Adam C. Gagas, Director		Melanie Littlejohn, Director
Date:	March 27, 2019	Date:	March 27, 2019