Form 10-Q
period 2019-03-31
Pathfinder Bancorp, Inc.
filed 2019-05-14
CIK 1609065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐    NO ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	PBHC	The NASDAQ Stock Market LLC

As of May 14, 2019, there were 4,694,221 shares outstanding of the registrant’s common stock.

PATHFINDER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.

Consolidated Statements of Condition

(Unaudited)

	March 31,	December 31,
(In thousands, except share and per share data)	2019	2018
ASSETS:
Cash and due from banks	$8,193	$9,610
Interest-earning deposits (including restricted balances of $4,632 and $3,993, respectively)	16,623	16,706
Total cash and cash equivalents	24,816	26,316
Available-for-sale securities, at fair value	155,302	177,664
Held-to-maturity securities, at amortized cost (fair value of $79,488 and $53,769, respectively)	78,861	53,908
Marketable equity securities, at fair value	494	453
Federal Home Loan Bank stock, at cost	4,088	5,937
Loans	657,590	620,270
Less: Allowance for loan losses	7,284	7,306
Loans receivable, net	650,306	612,964
Premises and equipment, net	21,539	20,623
Operating lease right-of-use assets	2,462	-
Accrued interest receivable	3,364	3,068
Foreclosed real estate	623	1,173
Intangible assets, net	161	165
Goodwill	4,536	4,536
Bank owned life insurance	17,062	16,941
Other assets	11,458	9,367
Total assets	$975,072	$933,115

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$705,734	$623,936
Noninterest-bearing	99,794	103,124
Total deposits	805,528	727,060
Short-term borrowings	13,000	39,000
Long-term borrowings	64,434	79,534
Subordinated loans	15,102	15,094
Accrued interest payable	471	304
Operating lease liabilities	2,711	-
Other liabilities	7,388	7,664
Total liabilities	908,634	868,656
Shareholders' equity:
Common stock, par value $0.01; 25,000,000 authorized shares; 4,387,244 and 4,362,328 shares outstanding, respectively	44	44
Additional paid in capital	29,454	29,139
Retained earnings	42,133	42,114
Accumulated other comprehensive loss	(4,462)	(6,042)
Unearned ESOP	(989)	(1,034)
Total Pathfinder Bancorp, Inc. shareholders' equity	66,180	64,221
Noncontrolling interest	258	238
Total equity	66,438	64,459
Total liabilities and shareholders' equity	$975,072	$933,115

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three	For the three
	months ended	months ended
(In thousands, except per share data)	March 31, 2019	March 31, 2018
Interest and dividend income:
Loans, including fees	$7,575	$6,718
Debt securities:
Taxable	1,799	1,128
Tax-exempt	108	248
Dividends	77	68
Federal funds sold and interest earning deposits	110	47
Total interest and dividend income	9,669	8,209
Interest expense:
Interest on deposits	2,345	1,345
Interest on short-term borrowings	167	93
Interest on long-term borrowings	393	175
Interest on subordinated loans	217	203
Total interest expense	3,122	1,816
Net interest income	6,547	6,393
Provision for loan losses	144	613
Net interest income after provision for loan losses	6,403	5,780
Noninterest income:
Service charges on deposit accounts	282	274
Earnings and gain on bank owned life insurance	121	73
Loan servicing fees	27	41
Net gains (losses) on sales and redemptions of investment securities	79	(107)
Gains on marketable equity securities	41	13
Net (losses) gains on sales of loans and foreclosed real estate	(8)	3
Debit card interchange fees	144	143
Insurance agency revenue	243	229
Other charges, commissions & fees	164	226
Total noninterest income	1,093	895
Noninterest expense:
Salaries and employee benefits	3,780	3,084
Building occupancy	656	591
Data processing	593	479
Professional and other services	336	331
Advertising	244	191
FDIC assessments	111	120
Audits and exams	100	105
Insurance agency expense	199	164
Community service activities	138	87
Foreclosed real estate expenses	237	26
Other expenses	317	281
Total noninterest expense	6,711	5,459
Income before income taxes	785	1,216
Provision for income taxes	251	182
Net income attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	534	1,034
Net income attributable to noncontrolling interest	20	30
Net income attributable to Pathfinder Bancorp Inc.	$514	$1,004

Earnings per common share - basic	$0.12	$0.24
Earnings per common share - diluted	$0.12	$0.24
Dividends per common share	$0.06	$0.06

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
(In thousands)	March 31, 2019	March 31, 2018
Net Income	$534	$1,034

Other Comprehensive Income (Loss)

Retirement Plans:
Retirement plan net losses recognized in plan expenses	84	43

Unrealized holding gains (losses) on available-for-sale securities
Unrealized holding gains (losses) arising during the period	1,988	(1,189)
Reclassification adjustment for net (gains) losses included in net income	(79)	107
Net unrealized gains (losses) on available-for-sale securities	1,909	(1,082)

Accretion of net unrealized loss on securities transferred to held-to- maturity(1)	6	22

Other comprehensive income (loss), before tax	1,999	(1,017)
Tax effect	(419)	266
Other comprehensive income (loss), net of tax	1,580	(751)
Comprehensive income	$2,114	$283
Comprehensive income, attributable to noncontrolling interest	$20	$30
Comprehensive income attributable to Pathfinder Bancorp, Inc.	$2,094	$253

Tax Effect Allocated to Each Component of Other Comprehensive Income (Loss)
Retirement plan net losses recognized in plan expenses	$(19)	$(11)
Unrealized holding gains (losses) arising during the period	(416)	311
Reclassification adjustment for net (gains) losses included in net income	17	(28)
Accretion of net unrealized loss on securities transferred to held-to- maturity(1)	(1)	(6)
Income tax effect related to other comprehensive income (loss)	$(419)	$266

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

Pathfinder Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended March 31, 2019 and March 31, 2018

(Unaudited)

				Accumulated
		Additional		Other Com-		Non-
	Common	Paid in	Retained	prehensive	Unearned	controlling
(In thousands, except share and per share data)	Stock	Capital	Earnings	Loss	ESOP	Interest	Total
Balance, January 1, 2019	$44	$29,139	$42,114	$(6,042)	$(1,034)	$238	$64,459

Net income	-	-	514	-	-	20	534

Other comprehensive income, net of tax	-	-	-	1,580	-	-	1,580

ESOP shares earned (6,111 shares)	-	42	-	-	45	-	87

Stock based compensation	-	73	-	-	-	-	73

Stock options exercised	-	200	-	-	-	-	200

Cumulative effect of change in measurement of operating leases (1)	-	-	(239)	-	-	-	(239)

Common stock dividends declared ($0.06 per share)	-	-	(256)	-	-	-	(256)
Balance, March 31, 2019	$44	$29,454	$42,133	$(4,462)	$(989)	$258	$66,438

Balance, January 1, 2018	$43	$28,170	$39,020	$(4,208)	$(1,214)	$333	$62,144

Net income	-	-	1,004	-	-	30	1,034

Other comprehensive loss, net of tax	-	-	-	(751)	-	-	(751)

ESOP shares earned (6,111 shares)	-	49	-	-	45	-	94

Stock based compensation	-	81	-	-	-	-	81

Stock options exercised	-	84	-	-	-	-	84

Cumulative effect of change in measurement of equity securities (2)	-	-	53	(53)	-	-	-

Common stock dividends declared ($0.06 per share)	-	-	(248)	-	-	-	(248)
Balance, March 31, 2018	$43	$28,384	$39,829	$(5,012)	$(1,169)	$363	$62,438

(1)	Cumulative effect of the adoption of ASU 2016-02, Leases (Topic 842), based on the difference in the right-of-use asset and lease liability as of January 1, 2019.

(2)

Cumulative effect of unrealized gain on marketable equity securities based on the adoption of ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities.

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
(In thousands)	2019	2018
OPERATING ACTIVITIES
Net income attributable to Pathfinder Bancorp, Inc.	$514	$1,004
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	144	613
Amortization of operating leases	11	-
Realized losses (gains) on sales, redemptions and calls of:
Real estate acquired through foreclosure	8	(3)
Available-for-sale investment securities	(86)	100
Held-to-maturity investment securities	7	7
Marketable equity securities	(41)	(13)
Depreciation	360	278
Amortization of mortgage servicing rights	3	25
Amortization of deferred loan costs	66	86
Amortization of deferred financing from subordinated debt	8	9
Earnings and gain on bank owned life insurance	(121)	(73)
Net amortization of premiums and discounts on investment securities	228	405
Amortization of intangible assets	4	4
Stock based compensation and ESOP expense	160	175
Net change in accrued interest receivable	(296)	47
Net change in other assets and liabilities	(2,532)	(1,195)
Net cash flows from operating activities	(1,563)	1,469
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(5,081)	(22,294)
Purchase of investment securities held-to-maturity	(26,835)	-
Purchase of Federal Home Loan Bank stock	(1,346)	(2,606)
Proceeds from redemption of Federal Home Loan Bank stock	3,195	3,056
Proceeds from maturities and principal reductions of investment securities available-for-sale	6,879	14,918
Proceeds from maturities and principal reductions of investment securities held-to-maturity	1,906	2,121
Proceeds from sales, redemptions and calls of:
Available-for-sale investment securities	22,277	17,704
Held-to-maturity investment securities	30	30
Real estate acquired through foreclosure	1,020	434
Net change in loans	(38,031)	(27,663)
Purchase of premises and equipment	(1,276)	(951)
Net cash flows from investing activities	(37,262)	(15,251)
FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts, money management deposit accounts, MMDA accounts and escrow deposits	960	(38)
Net change in time deposits	43,477	5,202
Net change in brokered deposits	34,031	15,038
Net change in short-term borrowings	(26,000)	(10,000)
Payments on long-term borrowings	(15,100)	-
Proceeds from exercise of stock options	200	84
Cash dividends paid to common shareholders	(263)	(246)
Change in noncontrolling interest, net	20	30
Net cash flows from financing activities	37,325	10,070
Change in cash and cash equivalents	(1,500)	(3,712)
Cash and cash equivalents at beginning of period	26,316	21,991
Cash and cash equivalents at end of period	$24,816	$18,279
CASH PAID DURING THE PERIOD FOR:
Interest	$2,955	$1,784
Income taxes	-	125
NON-CASH INVESTING ACTIVITY
Real estate acquired in exchange for loans	479	71
RESTRICTED CASH
Federal Reserve Bank Reserve Requirements included in interest earning deposits	4,632	5,109

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1:   Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc., (the “Company”), Pathfinder Bank (the “Bank”) and its other wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Certain amounts in the 2018 consolidated financial statements may have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income or comprehensive income as previously reported.  Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019 or any other interim period.

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

Note 2:   New Accounting Pronouncements

The Financial Accounting Standards FASB (“FASB”) and, to a lesser extent, other authoritative rulemaking bodies, promulgate generally accepted accounting principles (“GAAP”) to regulate the standards of accounting in the United States.  From time to time, the FASB issues new GAAP standards, known as Accounting Standards Updates (“ASUs”) some of which, upon adoption, may have the potential to change the way in which the Company recognizes or reports within its consolidated financial statements.  The following presentation provides a description of standards adopted in the first quarter of 2019 as well as standards that are not currently effective, but could have an impact on the Company's consolidated financial statements upon adoption.

Standards Adopted in 2019

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

Required Date of Implementation:  January 1, 2019

Effect on Consolidated Financial Statements:  The Company occupies certain banking offices and uses certain equipment under noncancelable operating lease agreements which were not reflected in its consolidated balance sheet at December 31, 2018.  Upon adoption of this ASU on January 1, 2019, the Company recorded an asset of $2.5 million and a corresponding liability of $2.7 million, as a result of recognizing right-of-use assets and lease liabilities on its consolidated statement of financial condition.  The Company elected to adopt the transition relief under Topic 842, Leases, using the modified retrospective transition method recognizing a cumulative effect adjustment to the opening balance of retained earnings of $239,000. The periods presented prior to January 1, 2019 continue to be in accordance with ASC 840.  Under the new lease standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.  The Company uses its incremental borrowing rate based on the information available in determining the present value of lease payments. We elected all applicable practical expedients and implemented internal controls and key system functionality to enable the preparation of financial information on adoption.

The Company owns certain properties that it leases to unaffiliated third parties at market rates.  Lease rental income was $34,000 and $30,000 for the twelve months ended March 31, 2019 and 2018, respectively.  All lease agreements are accounted for as operating leases.  The Company has no unamortized initial direct costs related to the establishment of these lease agreements at January 1, 2019.

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

Required Date of Implementation:  January 1, 2019

Effect on Consolidated Financial Statements:  The Company has consistently employed accounting methodologies with respect to securities with purchased premiums that are consistent with the guidance provided in this Update. Accordingly, the adoption of this guidance had no material impact on the Company’s consolidated financial statements.

____

Standard:  Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07: Compensation - Stock Compensation [Topic 718])

Description: Consistent with the accounting requirement for employee share-based payment awards, under the new guidance, nonemployee share-based payment awards within the scope of Topic 718 are measured on the grant date at the grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied.  The amendments in this ASU affect all entities that enter into share-based payment transactions for acquiring goods and services from nonemployees.

Required Date of Implementation:  January 1, 2019

Effect on Consolidated Financial Statements:  The amendments should be applied using a prospective transition method. The Company is not currently party to any nonemployee share-based payment awards whereby the participant is obligated to any specific performance requirement other than to remain in the service of the Company through a specified vesting date, or schedule of vesting dates. Accordingly, the adoption of this ASU had no material impact on the Company’s consolidated financial statements.

____

Standards Not Yet Adopted as of March 31, 2019

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

____

Standard: Fair Value Measurement (ASU 2018-13: Fair Value Measurement [Topic 820]: Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement

Description:  The FASB is issuing the amendments in this ASU as part of the disclosure framework project. The disclosure framework project’s objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The amendments in this ASU modify the disclosure requirements for entities such as the Company on fair value measurements in Topic 820, Fair Value Measurement.

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

Required Date of Implementation:  The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date.

Effect on Consolidated Financial Statements:  The Company does not expect the new guidance will have a material impact to its consolidated statements of condition or income.

____

Standard:  Compensation (ASU 2018-14: Compensation - Retirement Benefits - Defined Benefit Plans - General [Subtopic 715 – 20]: Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans)

Description:  The FASB is issuing the amendments in this ASU as part of the disclosure framework project. The amendments in this ASU modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.

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

The amendments in this ASU also clarify the disclosure requirements in paragraph 715-20-50-3, which state that the following information for defined benefit pension plans should be disclosed:

1.	The projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets.
2.	The accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets.

Required Date of Implementation:  The amendments in this ASU are effective for fiscal years ending after December 15, 2020, for public business entities and for fiscal years ending after December 15, 2021, for all other entities. Early adoption is permitted for all entities.

Effect on Consolidated Financial Statements:  The Company does not expect the new guidance will have a material impact to its consolidated statements of condition or income.

____

Standard: Leases (ASU 2019-1: Leases [Topic 842] Codification Improvements)

Description:  On February 25, 2016, the FASB issued Accounting Standards ASU No. 2016- 02, Leases [Topic 842], to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing essential information about leasing transactions. ASU 2019-1 addresses three Issues: (1) Determining the fair value of the underlying asset by lessors that are not manufacturers or dealers; (2) Presentation on the statement of cash flows for sales-type and direct financing leases; and (3) Transition disclosures related to Topic 250, Accounting Changes and Error Corrections.

The amendments in this ASU address Issue 1, described above, and reinstate the exception in Topic 842 for lessors that are not manufacturers or dealers (generally financial institutions and captive finance companies).  Specifically, those lessors will use their cost, reflecting any volume or trade discounts that may apply, as the fair value of the underlying asset. However, if significant time lapses between the acquisition of the underlying asset and lease commencement, those lessors will be required to apply the definition of fair value (exit price) in Topic 820.

Topic 840 does not provide guidance on how cash received from leases by lessors from sales-type and direct financing leases should be presented in the cash flow statement.  The amendments in this ASU address Issue 2, described above, as to the concerns of lessors within the scope of Topic 942 about where “principal payments received under leases” should be presented. Specifically, lessors that are depository and lending institutions within the scope of Topic 942 will present all “principal payments received under leases” within investing activities in the Statement of Cash Flows.

Required Date of Implementation:  The amendments in this ASU amend Topic 842. The effective date of those amendments for public business entities, such as the Company, is for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.

Effect on Consolidated Financial Statements:  The Company does not expect the new guidance will have a material impact to its consolidated statements of condition or income.

____

Standard: Various Codification Improvements (ASU 2019-4: Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments)

Description:  Since 2016, the FASB has issued the following Updates related to financial instruments:

1.	Accounting Standards Update No. 2016-01, Financial Instruments— Overall [Subtopic 825-10]: Recognition and Measurement of Financial Assets and Financial Liabilities;
2.	Accounting Standards Update No. 2016-13, Financial Instruments— Credit Losses [Topic 326]: Measurement of Credit Losses on Financial Instruments; and
3.	Accounting Standards Update No. 2017-12, Derivatives and Hedging [Topic 815]: Targeted Improvements to Accounting for Hedging Activities.

The FASB has an ongoing project on its agenda for improving the Codification or correcting its unintended application. The items addressed in that project generally are not expected to have a significant effect on current accounting practice or to create a significant administrative cost for most entities. The amendments in this ASU are similar to those items and are summarized below.

For Codification Improvements specific to ASU 2016-01, the following topics were covered within ASU 2019-04:

•	Scope Clarifications
•	Held-to-Maturity Debt Securities Fair Value Disclosures
•	Applicability of Topic 820 to the Measurement Alternative
•	Remeasurement of Equity Securities at Historical Exchange Rates

The amendments to Topic 326 and other Topics in this Update include items related to the amendments in Update 2016-13 discussed at the June 2018 and November 2018 Credit Losses Transition Resource Group (“TRG”) meetings. The amendments clarify or address stakeholders’ specific issues about certain aspects of the amendments in Update 2016-13 on a number of different topics, including the following:

•	Accrued Interest
•	Transfers between Classifications or Categories for Loans and Debt Securities
•	Recoveries
•	Consideration of Prepayments in Determining the Effective Interest Rate
•	Consideration of Estimated Costs to Sell When Foreclosure Is Probable
•	Vintage Disclosures— Line-of-Credit Arrangements Converted to Term Loans
•	Contractual Extensions and Renewals

The ASU also covered a number of issues that related to hedge accounting (ASU-2017-12) including:

•	Partial-Term Fair Value Hedges of Interest Rate Risk
•	Amortization of Fair Value Hedge Basis Adjustments
•	Disclosure of Fair Value Hedge Basis Adjustments

•	Consideration of the Hedged Contractually Specified Interest Rate under the Hypothetical Derivative Method
•	Scoping for Not-for-Profit Entities
•	Hedge Accounting Provisions Applicable to Certain Private Companies and Not-for- Profit Entities
•	Application of a First- Payments-Received Cash Flow Hedging Technique to Overall Cash Flows on a Group of Variable Interest Payments
•	Transition Guidance

Required Dates of Implementation:  This ASU 2019-04 has various implementation dates dependent on a number of factors as it pertains to the above items. The Company has adopted ASU 2016-01 and ASU 2016-01.

Effect on Consolidated Financial Statements:  The Company does not expect the new guidance will have a material impact to its consolidated statements of condition or income.

Note 3:   Earnings per Common Share

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the potential dilutive effect that could occur upon the assumed exercise of issued stock options using the Treasury Stock method.  Anti-dilutive stock options, not included in the computation below, were $-0- for the three months ended March 31, 2019 and March 31, 2018, respectively.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released to plan participants.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three months ended
	March 31,
(In thousands, except per share data)	2019	2018
Basic Earnings Per Common Share
Net income available to common shareholders	$514	$1,004
Weighted average common shares outstanding	4,244	4,119
Basic earnings per common share	$0.12	$0.24

Diluted Earnings Per Common Share
Net income available to common shareholders	$514	$1,004
Weighted average common shares outstanding	4,244	4,119
Effect of assumed exercise of stock options	64	117
Diluted weighted average common shares outstanding	4,308	4,236
Diluted earnings per common share	$0.12	$0.24

Note 4:   Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	March 31, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$10,075	$2	$(63)	$10,014
State and political subdivisions	19,968	26	(152)	19,842
Corporate	15,348	204	(184)	15,368
Asset backed securities	17,638	64	(69)	17,633
Residential mortgage-backed - US agency	28,110	16	(369)	27,757
Collateralized mortgage obligations - US agency	42,984	12	(1,250)	41,746
Collateralized mortgage obligations - Private label	22,898	42	(203)	22,737
Total	157,021	366	(2,290)	155,097
Equity investment securities:
Common stock - financial services industry	205	-	-	205
Total	205	-	-	205
Total available-for-sale	$157,226	$366	$(2,290)	$155,302

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$2,990	$-	$(19)	$2,971
State and political subdivisions	5,048	43	(27)	5,064
Corporate	15,851	178	(132)	15,897
Asset backed securities	1,508	-	(9)	1,499
Residential mortgage-backed - US agency	16,806	350	(11)	17,145
Collateralized mortgage obligations - US agency	18,121	238	(23)	18,336
Collateralized mortgage obligations - Private label	18,537	67	(28)	18,576
Total held-to-maturity	$78,861	$876	$(249)	$79,488

	December 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$17,171	$18	$(158)	$17,031
State and political subdivisions	23,661	6	(602)	23,065
Corporate	17,389	220	(409)	17,200
Asset backed securities	18,243	13	(137)	18,119
Residential mortgage-backed - US agency	32,409	34	(777)	31,666
Collateralized mortgage obligations - US agency	48,101	31	(1,691)	46,441
Collateralized mortgage obligations - Private label	24,317	17	(398)	23,936
Total	181,291	339	(4,172)	177,458
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$181,497	$339	$(4,172)	$177,664

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$3,987	$-	$(35)	$3,952
State and political subdivisions	5,089	22	(84)	5,027
Corporate	9,924	4	(182)	9,746
Asset backed securities	1,509	-	(13)	1,496
Residential mortgage-backed - US agency	11,601	124	(47)	11,678
Collateralized mortgage obligations - US agency	13,972	93	(13)	14,052
Collateralized mortgage obligations - Private label	7,826	17	(25)	7,818
Total held-to-maturity	$53,908	$260	$(399)	$53,769

The amortized cost and estimated fair value of debt investments at March 31, 2019 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$5,390	$5,362	$2,108	$2,112
Due after one year through five years	22,720	22,797	11,748	11,793
Due after five years through ten years	17,989	17,874	8,755	8,834
Due after ten years	16,930	16,824	2,786	2,692
Sub-total	63,029	62,857	25,397	25,431
Residential mortgage-backed - US agency	28,110	27,757	16,806	17,145
Collateralized mortgage obligations - US agency	42,984	41,746	18,121	18,336
Collateralized mortgage obligations - Private label	22,898	22,737	18,537	18,576
Totals	$157,021	$155,097	$78,861	$79,488

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	March 31, 2019
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	-	$-	$-	3	$(63)	$7,992	3	$(63)	$7,992
State and political subdivisions	1	(16)	2,992	17	(136)	10,667	18	(152)	13,659
Corporate	2	(7)	1,695	7	(177)	6,000	9	(184)	7,695
Asset backed securities	3	(31)	3,897	4	(38)	5,585	7	(69)	9,482
Residential mortgage-backed - US agency	-	-	-	24	(369)	23,708	24	(369)	23,708
Collateralized mortgage obligations - US agency	4	(2)	3,354	28	(1,248)	36,251	32	(1,250)	39,605
Collateralized mortgage obligations - Private label	1	(12)	1,493	10	(190)	16,058	11	(203)	17,551
Totals	11	$(68)	$13,431	93	$(2,221)	$106,261	104	$(2,290)	$119,692
Held-to-Maturity Portfolio
US Treasury, agencies and GSE's	-	$-	$-	3	$(19)	$2,972	3	$(19)	$2,972
State and political subdivisions	-	-	-	6	(27)	2,328	6	(27)	2,328
Corporate	2	(32)	2,926	3	(100)	3,321	5	(132)	6,247
Asset backed securities	1	(9)	1,500	-	-	-	1	(9)	1,500
Residential mortgage-backed - US agency	1	(8)	2,222	1	(3)	259	2	(11)	2,481
Collateralized mortgage obligations - US agency	4	(23)	4,261	-	-	-	4	(23)	4,261
Collateralized mortgage obligations - Private label	1	(11)	2,000	2	(17)	1,630	3	(28)	3,630
Totals	9	$(83)	$12,909	15	$(166)	$10,510	24	$(249)	$23,419

	December 31, 2018
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	1	$(22)	$977	2	$(136)	$12,017	3	$(158)	$12,994
State and political subdivisions	5	(76)	5,213	26	(526)	14,206	31	(602)	19,419
Corporate	10	(137)	8,266	4	(272)	3,374	14	(409)	11,640
Asset backed securities	7	(91)	10,470	2	(46)	3,059	9	(137)	13,529
Residential mortgage-backed - US agency	6	(83)	3,519	21	(694)	24,154	27	(777)	27,673
Collateralized mortgage obligations - US agency	3	(98)	2,792	28	(1,593)	35,765	31	(1,691)	38,557
Collateralized mortgage obligations - Private label	7	(275)	14,011	5	(123)	5,907	12	(398)	19,918
Totals	39	$(782)	$45,248	88	$(3,390)	$98,482	127	$(4,172)	$143,730
Held-to-Maturity Portfolio
US Treasury, agencies and GSE's	1	$(8)	$982	3	$(27)	$2,970	4	$(35)	$3,952
State and political subdivisions	-	-	-	6	(84)	2,310	6	(84)	2,310
Corporate	4	(41)	3,214	2	(141)	2,507	6	(182)	5,721
Asset backed securities	1	(13)	1,496	-	-	-	1	(13)	1,496
Residential mortgage-backed - US agency	3	(8)	1,447	2	(39)	1,769	5	(47)	3,216
Collateralized mortgage obligations - US agency	4	(13)	3,972	-	-	-	4	(13)	3,972
Collateralized mortgage obligations - Private label	-	-	-	2	(25)	1,874	2	(25)	1,874
Totals	13	$(83)	$11,111	15	$(316)	$11,430	28	$(399)	$22,541

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

Management does not believe any individual unrealized loss in securities within the portfolio as of March 31, 2019 represents OTTI.  At March 31, 2019, the Bank had the following securities, in a loss position for 12 months or more relative to their amortized historical cost, which were deemed to have no credit impairment, thus, the disclosed unrealized losses relate directly to changes in interest rates subsequent to the acquisition of the individual securities.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

•

Seventeen state and political subdivision securities, categorized as available-for-sale, with an aggregate amortized historical cost of $10.8 million and an aggregate market value of $10.7 million (unrealized aggregate loss of $136,000, or 1.27%).  Each of the securities maintains a credit rating established by one or more nationally-recognized statistical rating organization (“NRSRO”) that is well above the level required to be considered minimum investment grade and, therefore, no credit-related OTTI is deemed to be present.

•

Seven corporate securities, categorized as available-for-sale, with an aggregate amortized historical cost of $6.2 million and an aggregate market value of $6.0 million (unrealized loss of $177,000, or 2.95%).  These securities each maintain credit ratings established by one or more NRSRO above the minimum level required to be considered investment grade and, therefore, no credit-related OTTI is deemed to be present.

•

Four privately-issued asset-backed securities, categorized as available-for-sale, with an aggregate amortized historical cost of $5.6 million and an aggregate market value of $5.6 million (unrealized loss of $38,000, or 0.67%).  These securities each maintain credit ratings established by one or more NRSRO above the minimum level required to be considered as investment grade and therefore, no credit-related OTTI is deemed to be present.

•

Seven privately-issued collateralized mortgage obligation securities, categorized as available-for-sale, with an aggregate amortized historical cost of $12.0 million and an aggregate market value of $11.9 million (unrealized loss of $136,000, or 1.14%).  These securities each maintain credit ratings established by one or more NRSRO above the level considered to be minimum investment grade and therefore, no credit-related OTTI is deemed to be present.

•

Three privately-issued collateralized mortgage obligation securities, categorized as available-for-sale, with an aggregate amortized historical cost of $4.2 million and an aggregate market value of $4.2 million (unrealized loss of $54,000, or 1.29%).  These securities were not rated at the time of their issuance by any NRSRO but each security remains significantly collateralized through subordination. Therefore, no credit-related OTTI is deemed to be present.

•

Six state and political subdivision securities, categorized as held-to-maturity, with an aggregate amortized historical cost of $2.4 million and an aggregate market value of $2.3 million (unrealized aggregate loss of

$27,000, or 1.17%).  Three of these securities with an aggregate book value of $2.0 million each maintain a credit rating established by one or more NRSRO that is well above the minimum level required to be considered investment grade and, therefore, no credit-related OTTI is deemed to be present.  The remaining three securities have an aggregate book value of $307,000 and are issuances of a local community school district well known to the management of the Company. The aggregate unrealized loss for these securities totals approximately $1,000 and no OTTI is deemed present.

•

Three corporate securities, categorized as held-to-maturity, with an aggregate amortized historical cost of $3.4 million and an aggregate market value of $3.3 million (unrealized aggregate loss of $100,000, or 3.01%).  This security maintains a credit rating established by one or more NRSRO above the minimum level required to be considered investment grade and, therefore, no credit-related OTTI is deemed to be present.

•

One privately-issued collateralized mortgage obligation security, categorized as held-to-maturity, with an amortized historical cost of $947,000 and a market value of $937,000 (unrealized loss of $11,000, or 1.19%).  The security maintains a credit rating established by one or more NRSRO that is well above the minimum level required to be considered investment grade and, therefore, no credit-related OTTI is deemed to be present. Therefore, no credit-related OTTI is deemed to be present.

•

One privately-issued collateralized mortgage obligation security, categorized as held-to-maturity, with an amortized historical cost of $699,000 and a market value of $693,000  (unrealized loss of $6,000, or 0.91%).  The security was not rated at its issuance by any NRSRO but remains significantly collateralized through subordination and, therefore, no credit-related OTTI is deemed to be present.

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

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the length of time the equity security’s fair value has been below the carrying amount. The Company had no equity securities that were impaired at March 31, 2019 or December 31, 2018.

Gross realized gains (losses) on sales of securities for the indicated periods are detailed below:

	For the three months
	ended March 31,
(In thousands)	2019	2018
Realized gains on investments	$222	$27
Realized losses on investments	(143)	(134)
	$79	$(107)

Gains on equity securities	$41	$13
	$41	$13

As of March 31, 2019 and December 31, 2018, securities with a fair value of $100.0 million and $69.8 million, respectively, were pledged to collateralize certain municipal deposit relationships.  As of the same dates, securities with a fair value of $16.4 million and $19.5 million were pledged against certain borrowing arrangements.

Management has reviewed its mortgage-backed securities portfolios and determined that, to the best of its knowledge, little exposure exists to sub-prime or other high-risk residential mortgages.  With limited exceptions in the Company’s investment portfolio involving the most senior tranches of securitized bonds, the Company is not in the practice of investing in, or originating, these types of investments or loans.

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

The composition of net periodic pension plan and postretirement plan costs for the indicated periods is as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended March 31,
(In thousands)	2019	2018	2019	2018
Service cost	$-	$-	$-	$-
Interest cost	124	118	5	5
Expected return on plan assets	(234)	(259)	-	-
Amortization of prior service credits	-	-	(1)	(1)
Amortization of net losses	82	41	3	3
Net periodic benefit plan (benefit) cost	$(28)	$(100)	$7	$7

The Company will evaluate the need for further contributions to the defined benefit pension plan during 2019.  The prepaid pension asset is recorded in other assets on the statement of condition as of March 31, 2019 and December 31, 2018.

Note 6:   Loans

Major classifications of loans at the indicated dates are as follows:

	March 31,	December 31,
(In thousands)	2019	2018
Residential mortgage loans:
1-4 family first-lien residential mortgages	$237,917	$232,523
Construction	3,855	7,121
Total residential mortgage loans	241,772	239,644

Commercial loans:
Real estate	208,388	212,314
Lines of credit	55,238	44,235
Other commercial and industrial	67,542	63,359
Tax exempt loans	9,256	9,320
Total commercial loans	340,424	329,228

Consumer loans:
Home equity and junior liens	26,212	26,109
Other consumer	49,272	25,424
Total consumer loans	75,484	51,533

Total loans	657,680	620,405
Net deferred loan fees	(90)	(135)
Less allowance for loan losses	(7,284)	(7,306)
Loans receivable, net	$650,306	$612,964

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

The Bank acquired $15.6 million, $10.2 million, and $24.6 million of loans originated by an unrelated financial institution, located outside of the Bank’s market area, in January 2017, April 2017, and March 2019, respectively.   The acquired loan pools represented a 90% participating interest in a total of 2,283 loans secured by liens on automobiles with maturities ranging primarily from two to six years. These loans will be serviced through their respective maturities by the originating financial institution.  At March 31, 2019 and December 31, 2018, there were 1,902 loans outstanding with a remaining outstanding carrying value of $35.8 million and 909 loans outstanding with a remaining outstanding carrying value of $13.3 million, respectively.  Since the acquisition of these loan pools, a total of 22 loans had cumulative net charge-offs totaling $156,000 with $37,000 in net charge-offs for the three months ended March 31, 2019.

As of March 31, 2019 and December 31, 2018, residential mortgage loans with a carrying value of $165.8 million and $154.9 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

Loan Origination / Risk Management

The Company’s lending policies and procedures are presented in Note 5 to the audited consolidated financial statements included in the 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2019 and have not changed.  As part of the execution of the Company’s overall balance sheet management strategies, the Bank will acquire participating interests in loans originated by unrelated third parties on a sporadic basis.  The purchase of participations in loans that are originated by third parties only occurs after the completion of thorough pre-acquisition due diligence.  Loans in which the Company acquires a participating interest are determined to meet, in all material respects, the Company’s internal underwriting policies, including credit and collateral suitability thresholds, prior to acquisition.  In addition, the financial condition of the originating financial institutions, which are generally retained as the ongoing loan servicing provider for participations acquired by the Bank, are analyzed prior to the acquisition of the participating interests and monitored on a regular basis thereafter for the life of those interests.

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
Other consumer

The following tables present the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	As of March 31, 2019
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$233,985	$1,241	$1,351	$1,340	$237,917
Construction	3,855	-	-	-	3,855
Total residential mortgage loans	237,840	1,241	1,351	1,340	241,772
Commercial loans:
Real estate	198,270	8,629	1,184	305	208,388
Lines of credit	53,491	1,389	336	22	55,238
Other commercial and industrial	63,298	3,234	897	113	67,542
Tax exempt loans	9,256	-	-	-	9,256
Total commercial loans	324,315	13,252	2,417	440	340,424
Consumer loans:
Home equity and junior liens	25,737	171	220	84	26,212
Other consumer	48,987	148	137	-	49,272
Total consumer loans	74,724	319	357	84	75,484
Total loans	$636,879	$14,812	$4,125	$1,864	$657,680

	As of December 31, 2018
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$228,563	$999	$1,190	$1,771	$232,523
Construction	7,121	-	-	-	7,121
Total residential mortgage loans	235,684	999	1,190	1,771	239,644
Commercial loans:
Real estate	201,997	8,299	1,947	71	212,314
Lines of credit	42,489	1,491	233	22	44,235
Other commercial and industrial	59,344	3,268	612	135	63,359
Tax exempt loans	9,320	-	-	-	9,320
Total commercial loans	313,150	13,058	2,792	228	329,228
Consumer loans:
Home equity and junior liens	25,706	144	173	86	26,109
Other consumer	25,294	95	35	-	25,424
Total consumer loans	51,000	239	208	86	51,533
Total loans	$599,834	$14,296	$4,190	$2,085	$620,405

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

An age analysis of past due loans, not including net deferred loan costs, segregated by portfolio segment and class of loans, as of March 31, 2019 and December 31, 2018, are detailed in the following tables:

	As of March 31, 2019

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,204	$481	$1,197	$2,882	$235,035	$237,917
Construction	-	-	-	-	3,855	3,855
Total residential mortgage loans	1,204	481	1,197	2,882	238,890	241,772
Commercial loans:
Real estate	5,028	964	828	6,820	201,568	208,388
Lines of credit	3,724	175	117	4,016	51,222	55,238
Other commercial and industrial	2,405	449	925	3,779	63,763	67,542
Tax exempt loans	-	-	-	-	9,256	9,256
Total commercial loans	11,157	1,588	1,870	14,615	325,809	340,424
Consumer loans:
Home equity and junior liens	89	63	36	188	26,024	26,212
Other consumer	138	125	118	381	48,891	49,272
Total consumer loans	227	188	154	569	74,915	75,484
Total loans	$12,588	$2,257	$3,221	$18,066	$639,614	$657,680

	As of December 31, 2018

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,507	$505	$1,176	$3,188	$229,335	$232,523
Construction	-	-	-	-	7,121	7,121
Total residential mortgage loans	1,507	505	1,176	3,188	236,456	239,644
Commercial loans:
Real estate	4,261	364	323	4,948	207,366	212,314
Lines of credit	1,033	111	22	1,166	43,069	44,235
Other commercial and industrial	814	44	387	1,245	62,114	63,359
Tax exempt loans	-	-	-	-	9,320	9,320
Total commercial loans	6,108	519	732	7,359	321,869	329,228
Consumer loans:
Home equity and junior liens	247	6	35	288	25,821	26,109
Other consumer	226	65	107	398	25,026	25,424
Total consumer loans	473	71	142	686	50,847	51,533
Total loans	$8,088	$1,095	$2,050	$11,233	$609,172	$620,405

Nonaccrual loans, segregated by class of loan, were as follows:

	March 31,	December 31,
(In thousands)	2019	2018
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,273	$1,176
	1,273	1,176
Commercial loans:
Real estate	917	415
Lines of credit	117	28
Other commercial and industrial	924	387
	1,958	830
Consumer loans:
Home equity and junior liens	36	35
Other consumer	118	107
	154	142
Total nonaccrual loans	$3,385	$2,148

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

The Company had no loans that have been modified as TDRs for the three months ended March 31, 2019.

The table below details loans that have been modified as TDRs for the three months ended March 31, 2018.

	For the three months ended March 31, 2018
(In thousands)	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Additional provision for loan losses
Commercial real estate loans	1	$300	$300	$-

The TDR evaluated for impairment for the three months ended March 31, 2018, had been classified as a TDR due to economic concessions granted, which included an extended maturity date that will result in a delay in payment from the original contractual maturity.

The Company is required to disclose loans that have been modified as TDRs within the previous 12 months in which there was payment default after the restructuring.  The Company defines payment default as any loans 90 days past due on contractual payments.

The Company had no loans that had been modified as TDRs during the twelve months prior to March 31, 2019, which had subsequently defaulted during the three months ended March 31, 2019.

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

Impaired Loans

The following tables summarize impaired loan information by portfolio class at the indicated dates:

	March 31, 2019			December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$893	$897	$-	$1,221	$1,226	$-
Commercial real estate	2,379	2,442	-	2,387	2,448	-
Commercial lines of credit	226	226	-	228	228	-
Other commercial and industrial	417	425	-	451	452	-
Other consumer	58	58	-	-	-	-
With an allowance recorded:
1-4 family first-lien residential mortgages	529	529	104	606	606	108
Commercial real estate	484	484	98	486	486	100
Commercial lines of credit	92	92	92	28	28	28
Other commercial and industrial	635	635	464	373	373	255
Home equity and junior liens	207	207	139	207	207	140
Other consumer	43	43	9	-	-	-
Total:
1-4 family first-lien residential mortgages	1,422	1,426	104	1,827	1,832	108
Commercial real estate	2,863	2,926	98	2,873	2,934	100
Commercial lines of credit	318	318	92	256	256	28
Other commercial and industrial	1,052	1,060	464	824	825	255
Home equity and junior liens	207	207	139	207	207	140
Other consumer	101	101	9	-	-	-
Totals	$5,963	$6,038	$906	$5,987	$6,054	$631

The following table presents the average recorded investment in impaired loans for the periods indicated:

	For the three months ended
	March 31,
(In thousands)	2019	2018
1-4 family first-lien residential mortgages	$1,625	$1,853
Commercial real estate	2,868	5,456
Commercial lines of credit	287	545
Other commercial and industrial	938	1,055
Home equity and junior liens	207	250
Other consumer	51	-
Total	$5,976	$9,159

The following table presents the cash basis interest income recognized on impaired loans for the periods indicated:

	For the three months ended
	March 31,
(In thousands)	2019	2018
1-4 family first-lien residential mortgages	$12	$18
Commercial real estate	28	48
Commercial lines of credit	4	11
Other commercial and industrial	14	6
Home equity and junior liens	3	3
Total	$61	$86

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

	March 31, 2019
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$766	$-	$3,578	$730	$1,285
Charge-offs	-	-	-	(107)	(1)
Recoveries	-	-	-	-	-
Provisions (credits)	(44)	-	(208)	179	276
Ending balance	$722	$-	$3,370	$802	$1,560
Ending balance: related to loans individually evaluated for impairment	104	-	98	92	464
Ending balance: related to loans collectively evaluated for impairment	$618	$-	$3,272	$710	$1,096
Loans receivables:
Ending balance	$237,917	$3,855	$208,388	$55,238	$67,542
Ending balance: individually evaluated for impairment	1,422	-	2,863	318	1,052
Ending balance: collectively evaluated for impairment	$236,495	$3,855	$205,525	$54,920	$66,490

		Home equity	Other
	Tax exempt	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$409	$385	$152	$7,306
Charge-offs	-	-	(67)	-	(175)
Recoveries	-	-	9	-	9
Provisions (credits)	-	21	72	(152)	144
Ending balance	$1	$430	$399	$-	$7,284
Ending balance: related to loans individually evaluated for impairment	-	139	9	-	906
Ending balance: related to loans collectively evaluated for impairment	$1	$291	$390	$-	$6,378
Loans receivables:
Ending balance	$9,256	$26,212	$49,272		$657,680
Ending balance: individually evaluated for impairment	-	207	101		5,963
Ending balance: collectively evaluated for impairment	$9,256	$26,005	$49,171		$651,717

	March 31, 2018
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$865	$-	$3,589	$735	$1,214
Charge-offs	(118)	-	-	-	(124)
Recoveries	21	-	-	-	-
Provisions (credits)	(17)	-	306	(16)	219
Ending balance	$751	$-	$3,895	$719	$1,309
Ending balance: related to loans individually evaluated for impairment	111	-	412	40	276
Ending balance: related to loans collectively evaluated for impairment	$640	$-	$3,483	$679	$1,033
Loans receivables:
Ending balance	$219,059	$5,559	$206,951	$52,482	$60,385
Ending balance: individually evaluated for impairment	1,847	-	5,411	542	1,060
Ending balance: collectively evaluated for impairment	$217,212	$5,559	$201,540	$51,940	$59,325

		Home equity	Other
	Tax exempt	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$514	$208	$-	$7,126
Charge-offs	-	(17)	(63)	-	(322)
Recoveries	-	-	13	-	34
Provisions (credits)	-	10	102	9	613
Ending balance	$1	$507	$260	$9	$7,451
Ending balance: related to loans individually evaluated for impairment	-	141	-	-	980
Ending balance: related to loans collectively evaluated for impairment	$1	$366	$260	$9	$6,471
Loans receivables:
Ending balance	$10,233	$26,116	$27,601		$608,386
Ending balance: individually evaluated for impairment	-	209	-		9,069
Ending balance: collectively evaluated for impairment	$10,233	$25,907	$27,601		$599,317

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

The allocation of the allowance for loan losses summarized on the basis of the Company’s calculation methodology was as follows:

	March 31, 2019
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$104	$-	$98	$92	$464
Historical loss rate	65	-	151	18	26
Qualitative factors	553	-	3,121	692	1,070
Total	$722	$-	$3,370	$802	$1,560

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$139	$9	$-	$906
Historical loss rate	-	13	149	-	422
Qualitative factors	1	278	241	-	5,956
Total	$1	$430	$399	$-	$7,284

	March 31, 2018
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$111	$-	$412	$40	$276
Historical loss rate	83	-	88	29	-
Qualitative factors	557	-	3,395	650	1,033
Total	$751	$-	$3,895	$719	$1,309

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$141	$-	$-	$980
Historical loss rate	-	34	96	-	330
Qualitative factors	1	332	164	-	6,132
Other	-	-	-	9	9
Total	$1	$507	$260	$9	$7,451

Note 8:   Foreclosed Real Estate

The Company is required to disclose the carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession of the property at each reporting period.

(Dollars in thousands)	Number of properties	March 31, 2019	Number of properties	December 31, 2018
Foreclosed residential real estate	3	$535	2	$73

At March 31, 2019 and December 31, 2018, the Company reported $575,000 and $951,000, respectively, in residential real estate loans in the process of foreclosure.

Note 9:   Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risks involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  The Company had $2.1 million of standby letters of credit as of March 31, 2019.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.   The fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The Company holds two corporate investment securities, categorized as Level 2, with an aggregate amortized historical cost of $4.8 million and an aggregate fair market value of $5.0 million. These securities have valuations that are determined using published net asset values (NAV) derived by analyses of the securities’ underlying assets. These securities are comprised primarily of broadly-diversified real estate and adjustable-rate senior secured business loans and are traded in secondary markets on an infrequent basis. While these securities are redeemable at least annually through tender offers made by their respective issuers, the liquidation value of the securities may be below their stated NAVs and also subject to restrictions as to the amount of securities that can be redeemed at any single scheduled redemption. The

Company anticipates that these securities will be redeemed by their respective issuers on indeterminate future dates as a consequence of the ultimate liquidation strategies employed by the management of these investments.

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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	March 31, 2019
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$10,014	$-	$10,014
State and political subdivisions	-	19,842	-	19,842
Corporate	-	10,366	-	10,366
Asset backed securities	-	17,633	-	17,633
Residential mortgage-backed - US agency	-	27,757	-	27,757
Collateralized mortgage obligations - US agency	-	41,746	-	41,746
Collateralized mortgage obligations - Private label	-	22,737	-	22,737
Total		150,095		150,095
Corporate measured at NAV	-	-	-	5,002
Total available-for-sale securities	$-	$-	$-	$155,097

Marketable equity securities	$-	$494	$-	$494

	December 31, 2018
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$17,031	$-	$17,031
State and political subdivisions	-	23,065	-	23,065
Corporate	-	12,141	-	12,141
Asset backed securities	-	18,119	-	18,119
Residential mortgage-backed - US agency	-	31,666	-	31,666
Collateralized mortgage obligations - US agency	-	46,441	-	46,441
Collateralized mortgage obligations - Private label	-	23,936	-	23,936
Total		172,399		172,399
Corporate measured at NAV	-	-	-	5,059
Total available-for-sale securities	$-	$-	$-	$177,458

Marketable equity securities	$-	$453	$-	$453

Pathfinder Bank had the following assets measured at fair value on a nonrecurring basis as of March 31, 2019 and December 31, 2018:

		March 31, 2019
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$212	$212
Foreclosed real estate	$-	$-	$479	$479

		December 31, 2018
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$1,098	$1,098
Foreclosed real estate	$-	$-	$1,173	$1,173

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at the indicated dates.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At March 31, 2019
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

There have been no transfers of assets into or out of any fair value measurement level during the three months ended March 31, 2019.

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

The Company holds two corporate investment securities, categorized as Level 2, with an aggregate amortized historical cost of $4.8 million and an aggregate fair market value of $5.0 million. These securities have valuations that are determined using published NAV derived by analyses of the securities’ underlying assets. These securities are comprised primarily of broadly-diversified real estate and adjustable-rate senior secured business loans and are traded in secondary markets on an infrequent basis. While these securities are redeemable at least annually through tender offers made by their respective issuers, the liquidation value of the securities may be below their stated NAVs and also subject to restrictions as to the amount of securities that can be redeemed at any single scheduled redemption. The Company anticipates that these securities will be redeemed by their respective issuers on indeterminate future dates as a consequence of the ultimate liquidation strategies employed by the management of these investments.

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

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		March 31, 2019		December 31, 2018
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$24,816	$24,816	$26,316	$26,316
Investment securities - available-for-sale	2	150,095	150,095	172,399	172,399
Investment securities - available-for-sale	NAV	5,002	5,002	5,059	5,059
Investment securities - marketable equity	2	494	494	453	453
Investment securities - held-to-maturity	2	78,861	79,488	53,908	53,769
Federal Home Loan Bank stock	2	4,088	4,088	5,937	5,937
Net loans	3	650,306	643,776	612,964	601,789
Accrued interest receivable	1	3,364	3,364	3,068	3,068

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$451,234	$451,234	$450,267	$450,267
Time Deposits	2	354,294	354,230	276,793	275,727
Borrowings	2	77,434	77,582	118,534	118,379
Subordinated loans	2	15,102	14,609	15,094	14,485
Accrued interest payable	1	471	471	304	304

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

The Company did not have any hedging activities for the three months ended March 31, 2019 or 2018, but expects to utilize hedging in the future to improve the management of its risk profiles.

Note 12:   Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) (“AOCI”), net of tax, for the periods indicated are summarized in the table below.

	For the three months ended March 31, 2019
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available- for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(3,152)	$(2,832)	$(58)	$(6,042)
Other comprehensive income before reclassifications	-	1,572	5	1,577
Amounts reclassified from AOCI	65	(62)	-	3
Ending balance	$(3,087)	$(1,322)	$(53)	$(4,462)

	For the three months ended March 31, 2018
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available- for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(2,220)	$(1,558)	$(430)	$(4,208)
Other comprehensive income before reclassifications	-	(878)	16	(862)
Amounts reclassified from AOCI	32	79	-	111
Cumulative effect of change in measurement of equity securities (1)	-	(53)	-	(53)
Ending balance	$(2,188)	$(2,410)	$(414)	$(5,012)

(1)

Cumulative effect of unrealized gain on marketable equity securities based on the adoption of ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities.

The following table presents the amounts reclassified out of each component of AOCI for the indicated period:

	Amount Reclassified
	from AOCI (1)
	(Unaudited)
(In thousands)	For the three months ended
Details about AOCI (1) components	March 31, 2019	March 31, 2018	Affected Line Item in the Statement of Income
Retirement plan items
Retirement plan net losses recognized in plan expenses (2)	$(84)	$(43)	Salaries and employee benefits
Tax effect	23	11	Provision for income taxes
	$(61)	$(32)	Net Income

Available-for-sale securities
Realized gain (loss) on sale of securities	$79	$(107)	Net gains (losses) on sales and redemptions of investment securities
Tax effect	(21)	28	Provision for income taxes
	$58	$(79)	Net Income

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

The Company recognizes revenue as it is earned.  The adoption of ASU 2014-09 required that credit card interchange revenue be presented net of rewards expense in noninterest income.  For the three months ended March 31, 2019 and 2018, the Company recognized credit cards reward program expense as a reduction of noninterest income in the amounts of $22,000 and $15,000, respectively.

The Company has included the following table regarding the Company’s noninterest income for the periods presented:

	For the three months
	ended March 31,
(In thousands)	2019	2018
Service fees
Insufficient funds fees	$208	$200
Deposit related fees	52	52
ATM fees	22	22
Total service fees	282	274
Fee Income
Insurance commissions	235	229
Investment services revenue	48	66
ATM fees surcharge	46	46
Banking house rents collected	34	30
Total fee income	363	371
Card income
Debit card interchange fees	144	143
Merchant card fees	16	13
Total card income	160	156
Mortgage fee income and realized gain on sale of loans and foreclosed real estate
Loan servicing fees	27	41
Net (losses) gains on sales of loans and foreclosed real estate	(8)	3
Total mortgage fee income and realized gain on sale of loans and foreclosed real estate	19	44
Total	824	845
Earnings and gain on bank owned life insurance	121	73
Net gains (losses) on sales and redemptions of investment securities	79	(107)
Gains on equity securities	41	13
Other miscellaneous income	28	71
Total noninterest income	$1,093	$895

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

Note 14: Leases

The Company has operating leases for certain banking offices and land under noncancelable agreements.  Our leases have remaining lease terms that vary from less than one year up to 31 years, some of which include options to extend the leases for various renewal periods.  All options to renew are included in the current lease term when we believe it is reasonably certain that the renewal options will be exercised.

The components of the lease expense are as follows:

For the three months
ended March 31,
(In thousands)	2019
Operating lease cost	$59

Supplemental cash flow information related to leases was as follows:

For the three months
ended March 31,
(In thousands)	2019
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$48

Supplemental balance sheet information related to leases was as follows:

For the three months
ended March 31,
(In thousands, except lease term and discount rate)	2019
Operating Leases:
Operating lease right-of-use assets	$2,462
Operating lease liabilities	$2,711

Weighted Average Remaining Lease Term:
Operating Leases	20.16 years

Weighted Average Discount Rate:
Operating Leases	3.71%

Maturities of lease liabilities were as follows:

Year End March 31,
(In thousands)
2020	111
2021	107
2022	103
2023	111
2024	120
Thereafter	2,159
Total minimum lease payments	$2,711

The Company owns certain properties that it leases to unaffiliated third parties at market rates.  Lease rental income was $34,000 and $30,000 for the twelve months ended March 31, 2019 and 2018, respectively.  All lease agreements are accounted for as operating leases.  The Company has no unamortized initial direct costs related to the establishment of these lease agreements at January 1, 2019.

Note 15: Subsequent Events

On May 8, 2019, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Castle Creek Capital Partners VII, L.P. (“Castle Creek”), pursuant to which the Company sold: (i) 37,700 shares of the Company’s common stock, par value $0.01 per share, at a purchase price of $14.25 per share (the “Common Stock”); (ii) 1,155,283 shares of a new series of preferred stock, Series B convertible perpetual preferred stock, par value $0.01 per share, at a purchase price of $14.25 per share (the “Series B Preferred Stock”); and (iii) a warrant, with an approximate fair value of $373,000, to purchase 125,000 shares of Common Stock at an exercise price equal to $14.25 per share (the “Warrant”), in a private placement transaction (the “Private Placement”) for gross proceeds of approximately $17.0 million. The Securities Purchase Agreement contains representations, warranties, and covenants of the Company and Castle Creek.

The Company also entered into subscription agreements dated as of May 8, 2019 (the “Subscription Agreements”) with certain directors and executive officers of the Company as well as other accredited investors. Pursuant to the Subscription Agreements, the investors purchased an aggregate of 269,277 shares of Common Stock at $14.25 per share for gross proceeds of approximately $3.8 million, before payment of placement fees and related costs and expenses. The Subscription Agreements contain representations, warranties, and covenants of the purchasers and the Company that are customary in private placement transactions.

In total, therefore, the Company issued 306,977 shares of Common Stock, 1,155,283 shares of Series B Preferred Stock and the Warrant at the conclusion of the Private Placement.  The transaction raised $20.8 million in gross proceeds and it is anticipated that the final proceeds of the Private Placement, after all issuance expenses, including placement fees and all other issuance/due diligence costs of  approximately $927,000 and $300,000, respectively, will be approximately $19.6 million.  The Company intends to use the net proceeds of the Private Placement to strengthen the Company’s current balance sheet, improve the regulatory capital of the Bank, support organic growth opportunities and for general corporate purposes.

On May 8, 2019, the Company filed Articles Supplementary with the Maryland Department of Assessments and Taxation to issue 1,155,283 shares of Series B Preferred Stock to Castle Creek. Each share of the Series B Preferred Stock will be convertible on a one for one basis into either (i) Common Stock under certain circumstances or (ii) non-voting common stock, par value $0.01 per share (which will also be convertible into Common Stock), subject to approval of the creation of such class of non-voting common stock by the Company’s stockholders.

Pursuant to Nasdaq rules, Castle Creek may not convert the Series B Preferred Stock or, in the future the non-voting common stock into Common Stock, or exercise the Warrant if doing so would cause Castle Creek when combined with the purchases of certain directors and executive officers of the Company as well as other accredited investors in the Private Placement to own more than 19.99% of the Common Stock outstanding immediately prior to the execution of the

Securities Purchase Agreement (the “Exchange Cap”). The Company must request stockholder approval to eliminate the Exchange Cap no later than at the 2021 annual meeting of Company shareholders. In addition, Castle Creek will need the approval or non-objection of the Board of Governors of the Federal Reserve System and the New York State Department of Financial Services if it seeks to increase its ownership of shares of Common Stock in excess of 9.9% of the outstanding shares of Common Stock.

Holders of the Series B Preferred Stock will be entitled to receive dividends if declared by the Company’s board of directors, in the same per share amount as paid on the Common Stock. No dividends would be payable on the Common Stock unless a dividend identical to that paid on the Common Stock is payable at the same time on the Series B Preferred Stock.  The Series B Preferred Stock will rank, as to payments of dividends and distribution of assets upon dissolution, liquidation or winding up of the Company, pari passu with the Common Stock pro rata. Holders of Series B Preferred Stock will have no voting rights except as may be required by law. The Series B Preferred Stock will not be redeemable by either the Company or by the holder.

As discussed above, pursuant to the Securities Purchase Agreement, on May 8, 2019, the Company issued a Warrant to Castle Creek to purchase 125,000 shares of Common Stock at an exercise price equal to $14.25 per share. At the same time, the Company entered into a Warrant Agreement with Castle Creek, to, among other things, authorize and establish the terms of the Warrant. The Warrant is exercisable at any time after May 8, 2019, and from time to time, in whole or in part, until May 8, 2026. However, the exercise of such Warrant remains subject to certain contractual provisions and regulatory approval if Castle Creek’s ownership of Common Stock would exceed 9.9%.  At May 8, 2019, Castle Creek owned 9.9% of the Company’s common stock.

Pursuant to the terms of the Securities Purchase Agreement, Castle Creek will be entitled to have one representative appointed to the Company’s board of directors for so long as Castle Creek, together with its respective affiliates, owns, in the aggregate, 4.9% or more of all of the outstanding shares of the Company’s Common Stock.  If Castle Creek, together with its respective affiliates, owns, in the aggregate, 4.9% or more of all of the outstanding shares of the Company’s Common Stock and does not have a board representative appointed to the Company’s board of directors, the Company will invite a person designated by Castle Creek to attend meetings of the Company’s Board of Directors as an observer.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

General

The Company is a Maryland corporation headquartered in Oswego, New York.  The Company is 100% owned by public shareholders.  The primary business of the Company is its investment in Pathfinder Bank (the "Bank"), a New York State chartered commercial bank, which is 100% owned by the Company.  The Bank has two wholly owned operating subsidiaries, Pathfinder Risk Management Company, Inc. (“PRMC”) and Whispering Oaks Development Corp. All significant inter-company accounts and activity have been eliminated in consolidation.  Although the Company owns, through its subsidiary PRMC, 51% of the membership interest in FitzGibbons Agency, LLC (“Agency”), the Company is required to consolidate 100% of FitzGibbons within the consolidated financial statements.  The 49% of which the Company does not own is accounted for separately as noncontrolling interests within the consolidated financial statements.  At March 31, 2019, the Company and subsidiaries had total assets of $975.1 million, total liabilities of $908.6 million and shareholders' equity of $66.2 million plus noncontrolling interest of $258,000, which represents the 49% of FitzGibbons not owned by the Company.

The following discussion reviews the Company's financial condition at March 31, 2019 and the results of operations for the three month periods ended March 31, 2019 and 2018. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2019 (“the consolidated annual financial statements”) as of December 31, 2018 and 2017 and for the two years then ended.  Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Item 2.

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

Deferred income tax assets and liabilities are determined using the liability method.  Under this method, the net deferred tax asset or liability is recognized for the future tax consequences.  This is attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating and capital loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  If current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established.  The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.  In the quarter ended March 31, 2019, the Company established, through a charge to earnings, a valuation allowance in the amount of $136,000 in order to reserve against deferred tax assets related to New York State income taxes.  Effective in January 2018, the Company adopted a modification methodology, made available following changes to the New York State tax code, effecting how the Company’s state income tax liability is computed.  Under this adopted methodology it is unlikely that the Company will pay income taxes to New York in future periods and it is therefore probable that the Company’s deferred tax assets related to New York State income taxes are unlikely to further reduce the Company’s state income tax rate in the future.  Accordingly, a valuation allowance against the value of those deferred tax assets was established to reduce the net deferred tax asset related to New York income taxes to $-0- at March 31, 2019.  At March 31, 2019, the Company had a valuation allowance of $33,000 established against the future projected benefits of deferred tax assets related to New York State income tax obligations. There were no valuation allowances against deferred tax assets at December 31, 2018.  The Company’s effective tax rate typically differs from the 21% federal statutory tax rate due primarily to tax-exempt income from specific types of investment securities and loans, bank owned life insurance, and, to a much lesser degree, the utilization of low income housing tax credits. These factors, which typically lower the effective tax rate for the Company, were offset by the establishment of the valuation allowance described above in the quarter ended March 31, 2019, resulting in an effective tax rate of 33.8% for that period.

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

Management performs an annual evaluation of our goodwill for possible impairment at each of our reporting units. Based on the results of the December 31, 2018 evaluation, management has determined that the carrying value of goodwill was not impaired as of that date. The evaluation approach is described in Note 10 of the consolidated annual financial statements. Further information on the estimation of fair values can be found in Note 22 to the consolidated annual financial statements.

Recent Events

On March 29, 2019, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.06 per common share.  The dividend is payable on May 10, 2019 to shareholders of record on April 18, 2019.

On May 8, 2019, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Castle Creek Capital Partners VII, L.P. (“Castle Creek”), pursuant to which the Company sold: (i) 37,700 shares of the Company’s common stock, par value $0.01 per share, at a purchase price of $14.25 per share (the “Common Stock”); (ii) 1,155,283 shares of a new series of preferred stock, Series B convertible perpetual preferred stock, par value $0.01 per share, at a purchase price of $14.25 per share (the “Series B Preferred Stock”); and (iii) a warrant, with an approximate fair value of $373,000, to purchase 125,000 shares of Common Stock at an exercise price equal to $14.25 per share (the “Warrant”), in a private placement transaction (the “Private Placement”) for gross proceeds of approximately $17.0 million. The Securities Purchase Agreement contains representations, warranties, and covenants of the Company and Castle Creek.

The Company also entered into subscription agreements dated as of May 8, 2019 (the “Subscription Agreements”) with certain directors and executive officers of the Company as well as other accredited investors. Pursuant to the Subscription Agreements, the investors purchased an aggregate of 269,277 shares of Common Stock at $14.25 per share for gross proceeds of approximately $3.8 million, before payment of placement fees and related costs and expenses. The Subscription Agreements contain representations, warranties, and covenants of the purchasers and the Company that are customary in private placement transactions.

In total, therefore, the Company issued 306,977 shares of Common Stock, 1,155,283 shares of Series B Preferred Stock and the Warrant at the conclusion of the Private Placement offering period.  The transaction raised $20.8 million in gross proceeds and it is anticipated that the final proceeds of the Private Placement, after all issuance expenses, including placement fees and all other issuance/due diligence costs of  approximately $927,000 and $300,000, respectively, will be approximately $19.6 million.  The Company intends to use the net proceeds of the Private Placement to strengthen the Company’s current balance sheet, improve the regulatory capital of the Bank, support organic growth opportunities and for general corporate purposes.

On May 8, 2019, the Company filed Articles Supplementary with the Maryland Department of Assessments and Taxation to issue 1,155,283 shares of Series B Preferred Stock to Castle Creek. Each share of the Series B Preferred Stock will be convertible on a one for one basis into either (i) Common Stock under certain circumstances or (ii) non-voting common stock, par value $0.01 per share (which will also be convertible into Common Stock), subject to approval of the creation of such class of non-voting common stock by the Company’s stockholders.

Pursuant to Nasdaq rules, Castle Creek may not convert the Series B Preferred Stock or, in the future the non-voting common stock into Common Stock, or exercise the Warrant if doing so would cause Castle Creek when combined with the purchases of certain directors and executive officers of the Company as well as other accredited investors in the Private Placement to own more than 19.99% of the Common Stock outstanding immediately prior to the execution of the Securities Purchase Agreement (the “Exchange Cap”). The Company must request stockholder approval to eliminate the Exchange Cap no later than at the 2021 annual meeting of Company shareholders. In addition, Castle Creek will need the approval or non-objection of the Board of Governors of the Federal Reserve System and the New York State Department of Financial Services if it seeks to increase its ownership of shares of Common Stock in excess of 9.9% of the outstanding shares of Common Stock.

Holders of the Series B Preferred Stock will be entitled to receive dividends if declared by the Company’s board of directors, in the same per share amount as paid on the Common Stock. No dividends would be payable on the Common Stock unless a dividend identical to that paid on the Common Stock is payable at the same time on the Series B Preferred Stock.  The Series B Preferred Stock will rank, as to payments of dividends and distribution of assets upon dissolution, liquidation or winding up of the Company, pari passu with the Common Stock pro rata. Holders of Series B Preferred Stock will have no voting rights except as may be required by law. The Series B Preferred Stock will not be redeemable by either the Company or by the holder.

As discussed above, pursuant to the Securities Purchase Agreement, on May 8, 2019, the Company issued a Warrant to Castle Creek to purchase 125,000 shares of Common Stock at an exercise price equal to $14.25 per share. At the same time, the Company entered into a Warrant Agreement with Castle Creek, to, among other things, authorize and establish the terms of the Warrant. The Warrant is exercisable at any time after May 8, 2019, and from time to time, in whole or in part, until May 8, 2026. However, the exercise of such Warrant remains subject to certain contractual provisions and regulatory approval if Castle Creek’s ownership of Common Stock would exceed 9.9%.  At May 8, 2019, Castle Creek owned 9.9% of the Company’s common stock.

Pursuant to the terms of the Securities Purchase Agreement, Castle Creek will be entitled to have one representative appointed to the Company’s board of directors for so long as Castle Creek, together with its respective affiliates, owns, in the aggregate, 4.9% or more of all of the outstanding shares of the Company’s Common Stock.  If Castle Creek, together with its respective affiliates, owns, in the aggregate, 4.9% or more of all of the outstanding shares of the Company’s Common Stock and does not have a board representative appointed to the Company’s board of directors, the Company will invite a person designated by Castle Creek to attend meetings of the Company’s Board of Directors as an observer.

Overview and Results of Operations

The following represents the significant highlights of the Company’s operating results between the first quarter of 2019 and the first quarter of 2018.

•	Net income decreased $490,000, or 48.80%, to $514,000.
•	Basic and diluted earnings per share both decreased $0.12 to $0.12 per share.
•	Return on average assets decreased 23 basis points to 0.22% as the decrease in income outpaced the increase in average assets.
•

Net interest income, after provision for loan losses, increased $623,000, or 10.8% to $6.4 million.  This increase in earnings was primarily due to the increase in average balances of interest-earning assets, coupled with a decrease in the provision for loan losses, which is reflective of ongoing stable asset quality metrics.

•

Net interest margin decreased by ten basis points to 2.92%, primarily as a result of a $97.9 million increase in the average balance of time deposits, coupled with an 84 basis points increase in the average interest rate paid on time deposits.

•	Total interest-earning assets were $913.0 million, an increase of $68.4 million, or 8.1%.
•	Total deposits increased $61.7 million, or 8.3%, to $805.5 million.
•

The effective income tax rate increased 18.0% to 33.8% for the three months ended March 31, 2019 as compared to 15.8% for the same three month period in 2018.  This increase was primarily related to the nonrecurring establishment, through a charge to earnings, of a $136,000 valuation allowance to reserve against deferred tax assets related to New York State income taxes.

The following reflects the significant changes in financial condition between March 31, 2018, December 31, 2018 and March 31, 2019.

•	Total assets increased $42.0 million, or 4.5%, to $975.1 million primarily due to increases in loans. These increases were funded largely by increases in deposits.
•

Asset quality metrics remained stable in comparison to recent reporting periods. The Company’s consistent asset quality metrics are reflective of its disciplined risk management process, along with the relative economic stability of its Central New York State market area.  The annualized net loan charge-offs to average loans ratio was 0.10% for the first quarter of 2019, compared to 0.19% for the first quarter of 2018, and 0.22% for the fourth quarter of 2018.  Nonperforming loans to total loans decreased 55 basis points to 0.51% at March 31, 2019, compared to 1.06% at March 31, 2018. Nonperforming loans to total loans increased 16 basis points to 0.51% at March 31, 2019, compared to 0.35% at December 31, 2018. Correspondingly, the ratio of the allowance for loan losses to nonperforming loans for first quarter 2019 was 215.18%, as compared to 115.45% at March 31, 2018, and 340.13% at December 31, 2018.

The Company had net income of $514,000 for the three months ended March 31, 2019 compared to net income of $1.0 million for the three months ended March 31, 2018.  The $490,000 decrease in net income was due primarily to a $1.3 million increase in both interest and noninterest expense and a $69,000 increase in income tax expense.  These increases were partially offset by a $1.5 million increase in interest income, a $469,000 decrease in the provision for loan losses, and a $198,000 increase in noninterest income.

Net interest income before the provision for loan losses increased $154,000 to $6.5 million for the three months ended March 31, 2019 as compared to $6.4 million for the same three month period in 2018.  The increase was primarily the result of the increase in average interest-earning asset balances, primarily due to increases in average loans and average taxable investment securities.  The increase in interest income that was derived from the increase in interest-earning asset balances was partially offset by increases in the average balance and average cost of interest-bearing liabilities between the year-over-year first quarter periods. The positive effects of increased average interest-earning assets for the three months ended March 31, 2019, as compared to the same three month period in 2018, were also enhanced by an increase in the average yield of those assets of 43 basis points to 4.31% for the three months ended March 31, 2019 from 3.88% for the same three month period of the previous year.

The $198,000 increase in noninterest income in the quarter ended March 31, 2019, as compared to the same quarterly period in 2018, was primarily the result of an increase of $186,000 in gains on the sales and redemptions of investment securities.  Absent the effects of the quarter over quarter increase in gains on the sale of investment securities, all other noninterest income categories increased by $12,000, or 1.2%, to $1.0 million in the quarter ended March 31, 2019 as compared with $1.0 million in the same quarter of 2018.

Total noninterest expense in the first quarter of 2019 was $6.7 million, an increase of $1.3 million, or 22.9%, compared to $5.5 million for the prior year quarter.  The $1.3 million increase in noninterest expense in the quarter ended March 31, 2019, as compared to the same quarterly period in 2018, was primarily due to an increase of $696,000, or 22.6%, in salaries and employee benefits expense that reflected an increase in staffing levels intended to meet increased loan demand and to better serve customers and potential customers as the Bank’s operations continue to expand primarily into Onondaga County, New York.  In addition, foreclosed real estate expenses increased $211,000, which was related to the final disposition of a single foreclosed commercial property.  Further, data processing expenses increased $114,000, building and occupancy costs increased $65,000, and advertising expenses increased $53,000.  The increases in these operating costs were partially due to expenses related to our two new banking locations in Oneida and Onondaga counties.  All other noninterest expenses increased $113,000, or 10.4%, in aggregate during the quarter ended March 31, 2019, as compared to the same three-month period in 2018.

The $469,000 decrease in the provision for loan losses in the quarter ended March 31, 2019, as compared with the same quarter of 2018, was reflective of favorable changes to both the quantitative and environmental factors deemed to be appropriate for the Bank’s loan portfolio, as well as ongoing stable asset quality metrics.  These factors were partially offset by an increase in the provision for loan losses recorded due to an increase of $40.5 million, or 6.8%, in the average loan balances in the first quarter of 2019 as compared with the same quarter of 2018 and the corresponding increase in the estimable and probable loan losses inherent in the loan portfolio. The provision for loan losses in the quarter ended March 31, 2019 was further increased, as compared to the same quarter in 2018, by the effects of an increase in the ratio of delinquent loans to total loans, which increased to 2.75% at March 31, 2019 as compared to 2.31% at March 31, 2018, offset by a decrease in nonaccrual loans that decreased $3.1 million to $3.4 million at March 31, 2019 as compared to $6.5 million at March 31, 2018.

In comparing the year-over-year first quarter periods, the return on average assets decreased 23 basis points to 0.22% due to the combined effects of the decrease in net income (the numerator in the ratio) and the increase in average assets (the denominator in the ratio).  Average assets increased due to increases in average loans and average taxable investment securities of $40.5 million and $8.3 million, respectively in the first quarter of 2019 as compared to the same quarter of 2018.  Average deposits increased $27.8 million in the first quarter of 2019, as compared with the same quarter in 2018, due to strong growth in retail deposits, along with the seasonally-normal strong deposit inflows related to the Bank’s municipal depositor relationships.

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

	For the three months ended March 31,
	2019			2018
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$633,823	$7,575	4.78%	$593,360	$6,718	4.53%
Taxable investment securities	224,646	1,799	3.20%	216,298	1,196	2.21%
Tax-exempt investment securities	18,473	108	2.34%	22,952	248	4.32%
Fed funds sold and interest-earning deposits	20,547	187	3.64%	13,681	47	1.37%
Total interest-earning assets	897,489	9,669	4.31%	846,291	8,209	3.88%
Noninterest-earning assets:
Other assets	65,808			53,303
Allowance for loan losses	(7,276)			(7,102)
Net unrealized losses
on available-for-sale securities	(3,260)			(2,833)
Total assets	$952,761			$889,659
Interest-bearing liabilities:
NOW accounts	$70,367	$28	0.16%	$71,712	$26	0.15%
Money management accounts	14,229	5	0.14%	14,914	6	0.16%
MMDA accounts	184,570	434	0.94%	255,119	472	0.74%
Savings and club accounts	84,296	25	0.12%	81,888	21	0.10%
Time deposits	322,003	1,853	2.30%	224,076	820	1.46%
Subordinated loans	15,092	217	5.75%	15,062	203	5.39%
Borrowings	86,781	560	2.58%	68,509	268	1.56%
Total interest-bearing liabilities	777,338	3,122	1.61%	731,280	1,816	0.99%
Noninterest-bearing liabilities:
Demand deposits	101,283			89,344
Other liabilities	8,363			6,153
Total liabilities	886,984			826,777
Shareholders' equity	65,777			62,882
Total liabilities & shareholders' equity	$952,761			$889,659
Net interest income		$6,547			$6,393
Net interest rate spread			2.70%			2.89%
Net interest margin			2.92%			3.02%
Ratio of average interest-earning assets
to average interest-bearing liabilities			115.46%			115.73%

As indicated in the above table, net interest income, before provision for loan losses, increased $154,000, or 2.4%, to $6.5 million for the three months ended March 31, 2019 as compared to $6.4 million for the same prior year period.  This increase was due principally to the $51.2 million, or 6.1%, increase in the average balance of interest-earning assets, and an increase of 43 basis points on the average interest rate earned on those assets.  These positive factors on net interest income were partially offset by an increase in the average balance of interest-bearing liabilities of $46.1 million, or 6.3%, and an increase of 62 basis points on the average interest rate paid on those liabilities.  In total, net interest margin decreased 10 basis points to 2.92% due largely to the increase in average rates paid on average interest-bearing liabilities, as noted above, which was primarily due to a $97.9 million increase in the average balance of time deposits, coupled with an 84 basis points increase in the interest rate paid on those deposits.  The following analysis should also be viewed in conjunction with the table below which reports the changes in net interest income attributable to rate and volume.

Interest and dividend income increased $1.5 million, or 17.8%, to $9.7 million for the three months ended March 31, 2019 compared to $8.2 million for the same three-month period in 2018.  The increase in interest income was due principally to the increase in average balances of loans and taxable investment securities which increased 6.8% and 3.9%, respectively, between the year-over-year first quarter periods.  The average balance of loans increased by $40.5 million and the average yield on that portfolio improved 25 basis points to 4.78%. The increase in the average balance of loans reflected the Company’s continued success in its expansion within the greater Syracuse, New York market.  Further supporting the quarter-over-quarter increase in interest income, the average balance of taxable investment securities increased by $8.3 million and the average yield on that portfolio improved 99 basis points to 3.20%.  The increase in the average yield on taxable investment securities was the result of an increase the rates received on adjustable-rate securities and the purchase of new securities, often with longer durations or more credit risk exposure, at rates higher than the average yields of securities within the previously-existing portfolio whose balances continue to be reduced by amortization and maturities.

Interest expense for the three months ended March 31, 2019 increased $1.3 million, or 71.9%, to $3.1 million when compared to the same prior year period.  Deposit interest expense increased $1.0 million, or 74.4%, to $2.3 million due to a $27.8 million increase in the average balance of interest-bearing deposits accompanied by a 56 basis points increase in the average annualized rate paid on these deposits to 1.39% for the three months ended March 31, 2019, as compared with the same three-month period in 2018. This increase was primarily due to 84 and 20 basis points increases in the average rates paid on time deposits and money market deposit accounts (“MMDA”), respectively, during the three months ended March 31, 2019 as compared to the same time period in 2018.  These increases in the average rates paid on time deposits and MMDA accounts reflected the competitive environment for such deposits within the Company’s marketplace as well as a general increase in short-term interest rates nationally. In addition, interest expense on borrowed funds increased by $306,000 in the three months ended March 31, 2019, as compared with the same three-month period in 2018 primarily due to general increases in the short-term interest rate environment.

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

	Three months ended March 31,
	2019 vs. 2018
	Increase/(Decrease) Due to
			Total
			Increase
(In thousands)	Volume	Rate	(Decrease)
Interest Income:
Loans	$473	$384	$857
Taxable investment securities	48	555	603
Tax-exempt investment securities	(42)	(98)	(140)
Interest-earning deposits	33	107	140
Total interest income	512	948	1,460
Interest Expense:
NOW accounts	(3)	5	2
Money management accounts	-	(1)	(1)
MMDA accounts	(536)	498	(38)
Savings and club accounts	1	3	4
Time deposits	445	588	1,033
Subordinated loans	-	14	14
Borrowings	85	207	292
Total interest expense	(8)	1,314	1,306
Net change in net interest income	$520	$(366)	$154

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

Management extensively reviews recent trends in historical losses, qualitative factors and specific reserve needs on loans individually evaluated for impairment in its determination of the adequacy of the allowance for loan losses. We recorded $144,000 in provision for loan losses for the three-month period ended March 31, 2019, as compared to $613,000 for the three-month period ended March 31, 2018.  The decrease in the provision for loan losses was reflective of favorable changes to both the quantitative and environmental factors deemed to be appropriate for the Bank’s loan portfolio, as well as ongoing stable asset quality metrics.  These factors were partially offset by an increase in the provision for loan losses recorded due to an increase of $40.5 million, or 6.8%, in the average loan balances in the first quarter of 2019 as compared with the same quarter of 2018 and the corresponding increase in the estimable and probable loan losses inherent in the loan portfolio.

The Company measures delinquency based on the amount of past due loans as a percentage of total loans.  The ratio of delinquent loans to total loans increased to 2.75% at March 31, 2019 as compared to 1.81% at December 31, 2018.

Delinquent loans increased at a rate that was modestly more than the rate of increase in total loan balances, primarily driven by an increase of $4.5 million in loans delinquent 30-59 days, an increase of $1.2 million in loans 60-89 days past due, and an increase of $1.2 million in loans delinquent more than 90 days.  At March 31, 2019, there were $18.1 million in loans past due including $12.6 million in loans 30-59 days past due, $2.3 million in loans 60-89 days past due and $3.2 million in loans 90 or more days past due.  At December 31, 2018, there were $11.2 million in loans past due including $8.1 million in loans 30-59 days past due, $1.1 million in loans 60-89 days past due and $2.0 million in loans 90 or more days past due.

The increase of $6.8 million in total loans past due at March 31, 2019, as compared to December 31, 2018, was primarily due to an increase of $4.5 million in loans 30-59 days past due.  The increase in loans 30-59 days past due at March 31, 2019 as compared to December 31, 2018 was primarily due to the addition of one commercial line of credit with an outstanding balance of $2.0 million and three commercial and industrial loans with a total outstanding balance of $2.9 million.  Total loans with delinquent balances 60-89 days past due increased in aggregate primarily due to the addition of one commercial real estate loan in the amount of $875,000.   The increase in loans 90 days or more past due was primarily a result of three commercial real estate loans with an outstanding balance of $510,000 and three commercial and industrial loans with a total outstanding balance of $559,000.

The determination of the overall adequacy of the allowance for loan losses is also influenced by individual loan and borrower analyses that include reviews of such factors as the delinquency status of loans, assessments of underlying collateral sufficiency and/or the borrower’s documented resources outside of the specific loan relationship (referred to as the borrower’s “global” capacity to repay), personal or corporate guarantees, and the conclusions drawn from detailed discussions with borrowers.  Therefore, the level of loan delinquencies, while generally indicative of the potential levels of future loan charge-offs, are not wholly-definitive in making that determination. Management believes that the allowance for loan losses was adequate at March 31, 2019 based on its analyses of the totality of factors related to making that determination, notwithstanding the increased levels of delinquent loans at March 31, 2019, as compared to December 31, 2018.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, including insurance agency commissions, and net gains on sales of securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2019	2018	Change
Service charges on deposit accounts	$282	$274	$8	2.9%
Earnings and gain on bank owned life insurance	121	73	48	65.8%
Loan servicing fees	27	41	(14)	-34.1%
Debit card interchange fees	144	143	1	0.7%
Insurance agency revenue	243	229	14	6.1%
Other charges, commissions and fees	164	226	(62)	-27.4%
Noninterest income before gains (losses)	981	986	(5)	-0.5%
Net gains (losses) on sales and redemptions of investment securities	79	(107)	186	173.8%
Gains on equity securities	41	13	28	215.4%
Net (losses) gains on sales of loans and foreclosed real estate	(8)	3	(11)	-366.7%
Total noninterest income	$1,093	$895	$198	22.1%

The $198,000, or 22.1%, increase in noninterest income in the quarter ended March 31, 2019, as compared to the same quarterly period in 2018, was primarily the result of an increase of $186,000 in gains on the sales and redemptions of investment securities. Security sales were completed in the first quarter of 2019 primarily to provide additional liquidity for loan purchases and originations. Absent the effects of the quarter over quarter increase in gains on the sale of investment securities, all other noninterest income categories increased by $12,000, or 1.2%, to $1.0 million in the quarter ended March 31, 2019 as compared with the same quarter of 2018.  This $12,000 quarter over quarter increase in noninterest income, excluding the effects of gains on the sales and redemptions of investment securities, was due primarily to an increase of $48,000 in earnings and gain on bank owned life insurance and a $28,000 increase in gains on marketable equity securities.  These increases were offset by a decrease in other charges, commissions and fees of $62,000, which was the result of a nonrecurring recovery in the first quarter of 2018 of an escrowed balance in the amount of $57,000 that had been established to settle claims related to a previously disposed of ORE property upon the statutory expiration of all potential claimants rights.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2019	2018	Change
Salaries and employee benefits	$3,780	$3,084	$696	22.6%
Building occupancy	656	591	65	11.0%
Data processing	593	479	114	23.8%
Professional and other services	336	331	5	1.5%
Advertising	244	191	53	27.7%
FDIC assessments	111	120	(9)	-7.5%
Audits and exams	100	105	(5)	-4.8%
Insurance agency expense	199	164	35	21.3%
Community service activities	138	87	51	58.6%
Foreclosed real estate expenses	237	26	211	811.5%
Other expenses	317	281	36	12.8%
Total noninterest expenses	$6,711	$5,459	$1,252	22.9%

The $1.3 million, or 22.9%, increase in noninterest expense between year-over-year first quarter periods was principally due to an increase in salaries and employee benefits expense which increased by $696,000.  All other noninterest expenses in aggregate increased $556,000, or 23.4%, for the three months ended March 31, 2019 as compared to the same three-month period in 2018.  The detail of the components of the overall increase in noninterest expense follows:

•

The $696,000 increase in salaries and employee benefits expense in the first quarter of 2019, as compared to the same three-month period in 2018, was primarily due to $421,000 in salary expense increases, $239,000 in employee benefits expense increases, including employee payroll tax expenses, and a $36,0000 net increase in all other salaries and employee benefit expenses. Salaries expense increased primarily as the result of additional staff members supporting current and planned asset growth and risk management activities as well as increased customer service and other operating costs reflecting the ramp-up period for our two new banking locations in Oneida and Onondaga counties.  The year-over-year increases in employee benefit expenses were consistent with the salary increases discussed above.

•

The $65,000 increase in building and occupancy expenses was primarily due to $17,000 in additional depreciation expense related to recently completed building modernization and refurbishment projects, a $16,000 increase in utilities, a $14,000 increase in building and machine maintenance, and $18,000 of additional expenses in all other building and occupancy expenses.

•

The $114,000 increase in data processing costs was primarily due to $65,000 in additional depreciation related to recently completed projects,  an additional $27,000 in processing fees paid by the Bank that were based on increased levels of customer activity transacted through its electronic delivery channels and $22,000 of additional expenses in all other data processing expenses.

•	Advertising expense increased $53,000 primarily as the result of increases in the level of brand awareness advertising expenditures primarily focused on the Onondaga County market.
•

Foreclosed real estate expenses increased $211,000 as a result of a foreclosed property that the Bank paid taxes on.  This foreclosed property was sold in February 2019 and is no longer in foreclosed real estate at March 31, 2019.

•

All other noninterest expenses increased in aggregate in the year-over-year three-month periods by a total of $113,000, or 10.4%, due primarily to an increase in community service activities and insurance agency expenses of $51,000 and $35,000, respectively.

Income Tax Expense

Income tax expense increased $69,000 to $251,000, with an effective tax rate of 33.8% for the quarter ended March 31, 2019 as compared to $182,000, with an effective tax rate of 15.8%, for the same three month period in 2018. In the quarter ended March 31, 2019, the Company established, through a charge to earnings, a valuation allowance in the amount of $136,000, increasing the Company’s effective tax rate by 18.3%, in order to establish a reserve against deferred tax assets related to New York State income taxes.  Effective in January 2018, the Company adopted a modification methodology, made available following changes to the New York State tax code, effecting how the Company’s state income tax liability is computed.  Under this adopted methodology, it is unlikely that the Company will pay income taxes to New York in future periods and it is therefore probable that the Company’s deferred tax assets related to New York State income taxes are unlikely to further reduce the Company’s State tax rate in the future.  Accordingly, a valuation allowance against the recorded value of those deferred tax assets was established in order to reduce the net deferred tax asset related to New York income taxes to $-0- at March 31, 2019.  There were no valuation allowances against deferred tax assets at December 31, 2018.

The Company’s effective tax rate differs from the statutory federal tax rate of 21% due primarily to tax-exempt income from specific types of investment securities and loans, bank owned life insurance, and, to a much lesser degree, the utilization of low income housing credits.  In addition, the tax effects of certain incentive stock option activity may also reduce the Company’s effective tax rate on a sporadic basis.  During the quarter ended March 31, 2019 these effects reduced the Company’s effective tax rate by 5.4%.  Excluding the nonrecurring charge related to the deferred tax asset valuation allowance, income tax expense in 2019 would have been $67,000 less than the prior year, and the effective tax rate would have been 15.5%.  The reduction in income tax expense and the effective tax rate in 2019, as compared to the previous year, was primarily attributable to the year-over-year first quarter reduction in pre-tax net income.

Earnings per Share

Basic and diluted earnings per share were $0.12 for the first quarter of 2019, as compared to $0.24 per basic and diluted share for the same quarter of 2018.  These $0.12 decreases in basic and fully diluted earnings per share, respectively, were driven principally by the decrease in net income between these two periods. Further information on earnings per share can be found in Note 3 of this Form 10-Q.

Changes in Financial Condition

Assets

Total assets increased $42.0 million, or 4.5%, to $975.1 million at March 31, 2019 as compared to $933.1 million at December 31, 2018.  This increase was due primarily to an increase in loans and investment securities, partially offset by decreases in cash and cash equivalents.

Total net loans receivable increased $37.3 million, or 6.1%, to $650.3 million at March 31, 2019 from $613.0 million at December 31, 2018. Consumer loans, commercial lines of credit, commercial and industrial loans, and residential loans recorded increases between these two dates, with increases of $24.0 million, $11.0 million, $4.2 million, and $2.1 million, respectively.  These increases were partially offset by a decrease of $3.9 million in commercial real estate loans. The increase in consumer loans was primarily the result of the March 2019 acquisition of $23.4 million in automobile loans from an unrelated financial institution.

Investment securities increased $2.6 million, or 1.1%, to $234.7 million at March 31, 2019, as compared to $232.0 million at December 31, 2018, due principally to purchases of securities during the first quarter of 2019.

Cash and cash equivalents decreased $1.5 million, or 5.7%, to $24.8 million at March 31, 2019, as compared to $26.3 million at December 31, 2018. The $1.5 million decrease in cash and cash equivalents was primarily due to deployment of

cash balances at December 31, 2018 into loan fundings during the quarter ended March 31, 2019.   The Bank considers its statutorily required cash reserve balances held at the Federal Reserve Bank to be restricted cash.  Total restricted cash was $4.6 million and $4.0 million at March 31, 2019 and December 31, 2018, respectively.

Liabilities

Total liabilities increased $40.0 million to $908.6 million at March 31, 2019 compared to $868.7 million at December 31, 2018.  Deposits increased $78.5 million, or 10.8%, to $805.5 million at March 31, 2019, compared to $727.1 million at December 31, 2018.  This increase was the result of an increase in deposits obtained directly from customers within the Bank’s marketplace of $35.6, primarily due to increases in time deposits.  This increase was further enhanced by the seasonally-normal strong deposit inflows related to the Bank’s municipal depositor relationships, which increased $25.4 million.  The increase in these customer deposits during the three months ended March 31, 2019 was partially offset by a decrease in business deposits of $16.6 million. In March 2019, the Bank took on additional brokered time deposits through an unrelated financial institution in the amount of $24.0 million. The Bank utilizes the Certificates of Deposit Account Registry Service (“CDARS”) provided by Promontory Interfinancial Network and other deposits acquired through unaffiliated financial institutions as forms of brokered deposits.  At March 31, 2019, deposits obtained through the use of this service increased $9.1 million to $50.5 million as compared to $41.4 million at December 31, 2018. Borrowed funds balances from the FHLB-NY decreased $41.1 million, or 34.7%, to $77.4 million at March 31, 2019 from $118.5 million at December 31, 2018.

Shareholders’ Equity

The Company’s shareholders’ equity, exclusive of the noncontrolling interest, increased $2.0 million to $66.2 million at March 31, 2019 from $64.2 million at December 31, 2018.  This increase was principally due to the $1.6 million increase in comprehensive income, a $315,000 increase in additional paid-in capital, a $45,000 increase in ESOP shares earned, and a $19,000 increase in retained earnings. Comprehensive income was primarily the result of the appreciation in the fair market value of our available-for-sale investment securities during the three months ended March 31, 2019.  The slight increase in retained earnings resulted from $514,000 in net income recorded in the first three months of 2019.  Partially offsetting the increase in retained earnings was a $239,000 one-time adjustment related to the cumulative effect of the capitalization of the operating lease right-of-use-assets based on the adoption of ASU 2016-02 - Leases (Topic 842).  In addition, retained earnings was further reduced by $256,000 for cash dividends declared on our common stock.

Capital

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its banking operations.  This strong capital position serves to support growth and expansion activities while at the same time exceeding regulatory standards.  At March 31, 2019, the Bank met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 8%, Tier 1 common equity exceeding 6.5%, and a total risk-based capital ratio exceeding 10%.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The buffer is separate from the capital ratios required under the Prompt Corrective Actions (“PCA”) standards. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum levels of the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity.  The capital conservation buffer requirement is now fully implemented at 2.5% of risk-weighted assets as of January 1, 2019. At March 31, 2019, the Bank exceeded all regulatory required minimum capital ratios, including the capital buffer requirements.

On May 24, 2018, The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “EGRRCPA”) was enacted, which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The EGRRCPA’s provisions include, among other things: (i) exempting banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) not requiring appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempting banks that originate fewer than 500 open-end and 500 closed-end mortgages from HMDA’s expanded data disclosures; (iv) clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; (v) raising eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; and (vi) simplifying capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well-capitalized status. The federal banking agencies have proposed that the community bank leverage ratio be set at 9.0%.  However, until the federal banking regulators finalize the proposed rule, the current capital rues remain in effect. In addition, the law required the Federal Reserve Board to raise the asset threshold under its Small Bank Holding Company Policy Statement from $1 billion to $3 billion for bank or savings and loan holding companies that are exempt from consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities.
Pathfinder Bank’s capital amounts and ratios as of the indicated dates are presented in the following tables:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be "Well-Capitalized" Under Prompt Corrective Provisions		Minimum For Capital Adequacy with Buffer
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2019:
Total Core Capital (to Risk-Weighted Assets)	$83,613	12.82%	$52,185	8.00%	$65,232	10.00%	$68,493	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$76,329	11.70%	$39,139	6.00%	$52,185	8.00%	$55,447	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$76,329	11.70%	$29,354	4.50%	$42,400	6.50%	$45,662	7.00%
Tier 1 Capital (to Assets)	$76,329	8.08%	$37,767	4.00%	$47,209	5.00%	$47,209	5.00%
As of December 31, 2018:
Total Core Capital (to Risk-Weighted Assets)	$83,177	13.69%	$48,593	8.00%	$60,741	10.00%	$63,778	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$75,871	12.49%	$36,445	6.00%	$48,593	8.00%	$51,630	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$75,871	12.49%	$27,334	4.50%	$39,482	6.50%	$42,519	7.00%
Tier 1 Capital (to Assets)	$75,871	8.31%	$36,522	4.00%	$45,652	5.00%	$45,652	5.00%

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

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Regulatory Capital Ratios (Bank Only)
Total capital (to risk-weighted assets)
Total equity (GAAP)	$85,488	$86,614
Goodwill	(4,536)	(4,536)
Intangible assets	(161)	(165)
Addback: Accumulated other comprehensive income	(4,462)	(6,042)
Total Tier 1 Capital	$76,329	$75,871
Allowance for loan and lease losses	7,284	7,306
Total Tier 2 Capital	$7,284	$7,306
Total Tier 1 plus Tier 2 Capital (numerator)	$83,613	$83,177
Risk-weighted assets (denominator)	652,315	607,414
Total core capital to risk-weighted assets	12.82%	13.69%

Tier 1 capital (to risk-weighted assets)
Total Tier 1 capital (numerator)	$76,329	$75,871
Risk-weighted assets (denominator)	652,315	607,414
Total capital to risk-weighted assets	11.70%	12.49%

Tier 1 capital (to adjusted assets)
Total Tier 1 capital (numerator)	$76,329	$75,871
Total average assets	948,867	917,740
Goodwill	(4,536)	(4,536)
Intangible assets	(161)	(165)
Adjusted assets (denominator)	$944,170	$913,039
Total capital to adjusted assets	8.08%	8.31%

Tier 1 Common Equity (to risk-weighted assets)
Total Tier 1 capital (numerator)	$76,329	$75,871
Risk-weighted assets (denominator)	652,315	607,414
Total Tier 1 Common Equity to risk-weighted assets	11.70%	12.49%

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of non-performing assets at the indicated dates:

	March 31,	December 31,	March 31,
(Dollars In thousands)	2019	2018	2018
Nonaccrual loans:
Commercial and commercial real estate loans	$1,958	$830	$4,077
Consumer	154	142	261
Residential mortgage loans	1,273	1,176	2,116
Total nonaccrual loans	3,385	2,148	6,454
Total nonperforming loans	3,385	2,148	6,454
Foreclosed real estate	623	1,173	108
Total nonperforming assets	$4,008	$3,321	$6,562

Accruing troubled debt restructurings	$2,660	$2,574	$2,788

Nonperforming loans to total loans	0.51%	0.35%	1.06%
Nonperforming assets to total assets	0.41%	0.36%	0.74%

Nonperforming assets include nonaccrual loans, nonaccrual troubled debt restructurings (“TDR”), and foreclosed real estate (‘‘FRE”). The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more.  There are no loans that are past due 90 days or more and still accruing interest at the dates indicated in the table above.  Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity.  TDRs are included in the above table within the categories of nonaccrual loans or accruing TDRs.  There were three nonaccruing TDR loans, with an aggregate carrying value of $143,000 included among the nonaccrual loans detailed in the table above at March 31, 2019.

As indicated in the table above, nonperforming assets at March 31, 2019 were $4.0 million and were $687,000 higher than the $3.3 million reported at December 31, 2018, due primarily to an increase of $1.1 million in nonperforming commercial and commercial real estate loans, partially offset by a decrease of $550,000 in FRE.

As indicated in the nonperforming asset table above, FRE balances decreased $550,000 at March 31, 2019 from December 31, 2018, following two sales from the portfolio and two additions to the portfolio during the three-month period ended March 31, 2019.  More information regarding foreclosed real estate can be found in Note 8 of this quarterly report on Form 10-Q.

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

The allowance for loan losses represents management’s estimate of the probable losses inherent in the loan portfolio as of the date of the statement of condition.  The allowance for loan losses was $7.3 million at both March 31, 2019 and December 31, 2018.  The ratio of the allowance for loan losses to total loans decreased 7 basis points to 1.11% at March 31, 2019 from 1.18% at December 31, 2018.  Management performs a quarterly evaluation of the allowance for loan losses based on quantitative and qualitative factors and has determined that the current level of the allowance for loan losses is adequate to absorb the losses in the loan portfolio as of March 31, 2019.

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

At both March 31, 2019 and December 31, 2018, the Company had $6.0 million in loans which were deemed to be impaired, having established specific reserves of $906,000 and $631,000, respectively, on these loans.  Impaired commercial and industrial loans, other consumer loans, and commercial lines of credit increased $228,000, $101,000, and $62,000, respectively.  These increases were offset by impaired residential real estate loans and commercial real estate loans, which decreased $405,000 and $10,000, respectively.  The $275,000 increase in specific reserves for impaired loans at March 31, 2019, as compared to December 31, 2018 was primarily due to a $209,000 increase in specific reserves for impaired commercial and industrial loans.

Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in those loans being included in future impaired loan reporting. Potential problem loans totaled $14.8 million as of March 31, 2019, an increase of $254,000, or 1.7%, as compared to $14.6 million at December 31, 2018.  These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired.

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

Through the first three months of 2019, as indicated in the consolidated statement of cash flows, the Company reported net cash flows from financing activities of $37.3 million generated principally by increased balances of time deposit, demand, savings, and money market accounts in the amount of $44.4 million and net increases in the aggregate balances of brokered deposits of $34.0 million.  Partially offsetting these cash flows from funding activities were decreases in the balance of borrowings of $41.1 million and dividends paid to common shareholders of $263,000.  The increase in deposits was the result of organic growth within our existing marketplace coupled with targeted promotions for our time deposit products. Deposit growth occurred in the consumer and municipal customer segments during the first three months of 2019.

In June 2018, the Company renewed a $12.0 million portion of an expiring $26.0 million Irrevocable Stand-By Letter of Credit (“LOC”), first established in June 2016, with the FHLBNY as alternative means of collateralizing public funds deposits.  A LOC is a conditional commitment issued by the FHLBNY to guarantee the performance of the Bank with respect to large public funds deposits. These deposits are placed with the Bank by entities, such as municipalities and other political subdivisions within the Bank’s market area, and typically exceed the statutory FDIC deposit insurance limits for individual accounts. As a matter of statute, these depositors require that collateral be directly deposited by the Bank with an independent safekeeping agent, or in certain cases, that LOCs be issued by a third party that is acceptable to the depositor.  The Bank finds that, with certain depositor relationships, this method of collateralization for the benefit of the municipal depositors is more economically efficient than posting specific securities with a safekeeping agent. The Bank committed a portion of its mortgage loan portfolio as pledged collateral to the FHLBNY for the LOC.  Loans encumbered as collateral for letters of credit reduce the Bank’s available liquidity position in that available borrowing capacity with the FHLBNY is decreased substantially on a dollar-for-dollar basis.

The Company has a number of existing credit facilities available to it. At March 31, 2019, total credit available to the Company under the existing lines of credit was approximately $197.2 million at FHLBNY, the Federal Reserve Bank, and two other correspondent banks. As of March 31, 2019, the Company had $89.4 million of the available lines of credit utilized, including encumbrances supporting outstanding letters of credit, described above, on its existing lines of credit with $107.8 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of March 31, 2019, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

Off-Balance Sheet Arrangements

The Company is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  At March 31, 2019, the Company had $145.6 million in outstanding commitments to extend credit and standby letters of credit.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information relating to this item.

Item 4 – Controls and Procedures

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At March 31, 2019, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material and adverse effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2019 through January 31, 2019	-	$-	-	74,292

February 1, 2019 through February 28, 2019	-	$-	-	74,292

March 1, 2019 through March 31, 2019	-	$-	-	74,292

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

PATHFINDER BANCORP, INC.

(registrant)

May 14, 2019	/s/ Thomas W. Schneider
Thomas W. Schneider
President and Chief Executive Officer

May 14, 2019	/s/ Walter F. Rusnak
Walter F. Rusnak
Senior Vice President, Chief Financial Officer