Form 10-Q
period 2019-06-30
Pathfinder Bancorp, Inc.
filed 2019-08-09
CIK 1609065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

(Exact Name of Company as Specified in its Charter)

Maryland (State of Other Jurisdiction of Incorporation)	001-36695 (Commission File No.)	38-3941859 (I.R.S. Employer Identification No.)

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

As of August 8, 2019, there were 4,707,657 shares outstanding of the registrant’s common stock.

PATHFINDER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.

Consolidated Statements of Condition

(Unaudited)

	June 30,	December 31,
(In thousands, except share and per share data)	2019	2018
ASSETS:
Cash and due from banks	$38,739	$9,610
Interest-earning deposits (including restricted balances of $0 and $3,993, respectively)	11,603	16,706
Total cash and cash equivalents	50,342	26,316
Available-for-sale securities, at fair value	117,530	177,664
Held-to-maturity securities, at amortized cost (fair value of $96,959 and $53,769, respectively)	95,324	53,908
Marketable equity securities, at fair value	510	453
Federal Home Loan Bank stock, at cost	4,443	5,937
Loans	692,823	620,270
Less: Allowance for loan losses	7,825	7,306
Loans receivable, net	684,998	612,964
Premises and equipment, net	22,247	20,623
Operating lease right-of-use assets	2,458	-
Accrued interest receivable	3,339	3,068
Foreclosed real estate	591	1,173
Intangible assets, net	157	165
Goodwill	4,536	4,536
Bank owned life insurance	17,163	16,941
Other assets	9,218	9,367
Total assets	$1,012,856	$933,115

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$713,475	$623,936
Noninterest-bearing	95,162	103,124
Total deposits	808,637	727,060
Short-term borrowings	29,000	39,000
Long-term borrowings	60,434	79,534
Subordinated loans	15,111	15,094
Accrued interest payable	446	304
Operating lease liabilities	2,711	-
Other liabilities	8,673	7,664
Total liabilities	925,012	868,656
Shareholders' equity:
Preferred stock, par value $0.01 per share; no liquidation preference; 10,000,000 and 0 shares authorized, respectively; 1,155,283 and 0 shares issued and outstanding, respectively	12	-
Common stock, par value $0.01; 25,000,000 authorized shares; 4,707,657 and 4,362,328 shares issued and outstanding, respectively	47	44
Additional paid in capital	49,125	29,139
Retained earnings	42,389	42,114
Accumulated other comprehensive loss	(3,024)	(6,042)
Unearned ESOP	(944)	(1,034)
Total Pathfinder Bancorp, Inc. shareholders' equity	87,605	64,221
Noncontrolling interest	239	238
Total equity	87,844	64,459
Total liabilities and shareholders' equity	$1,012,856	$933,115

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended		For the six months ended
(In thousands, except per share data)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest and dividend income:
Loans, including fees	$8,222	$7,018	$15,797	$13,736
Debt securities:
Taxable	1,655	1,171	3,454	2,299
Tax-exempt	51	217	159	465
Dividends	74	61	151	129
Federal funds sold and interest earning deposits	106	49	216	96
Total interest and dividend income	10,108	8,516	19,777	16,725
Interest expense:
Interest on deposits	2,740	1,566	5,085	2,911
Interest on short-term borrowings	58	70	225	163
Interest on long-term borrowings	387	203	780	378
Interest on subordinated loans	217	210	434	413
Total interest expense	3,402	2,049	6,524	3,865
Net interest income	6,706	6,467	13,253	12,860
Provision for loan losses	610	297	754	910
Net interest income after provision for loan losses	6,096	6,170	12,499	11,950
Noninterest income:
Service charges on deposit accounts	348	273	630	547
Earnings and gain on bank owned life insurance	101	108	222	181
Loan servicing fees	60	42	87	83
Net gains (losses) on sales and redemptions of investment securities	32	(22)	111	(129)
Gains on marketable equity securities	16	13	57	26
Net gains on sales of loans and foreclosed real estate	13	13	5	16
Debit card interchange fees	187	148	331	291
Insurance agency revenue	218	236	461	465
Other charges, commissions & fees	244	213	408	439
Total noninterest income	1,219	1,024	2,312	1,919
Noninterest expense:
Salaries and employee benefits	3,454	3,211	7,104	6,190
Building occupancy	632	503	1,287	1,088
Data processing	587	453	1,162	912
Professional and other services	380	405	716	736
Advertising	242	281	481	468
FDIC assessments	130	135	241	255
Audits and exams	100	105	200	210
Insurance agency expense	229	325	428	489
Community service activities	144	141	282	228
Foreclosed real estate expenses	59	48	296	74
Other expenses	582	520	1,053	936
Total noninterest expense	6,539	6,127	13,250	11,586
Income before income taxes	776	1,067	1,561	2,283
Provision for income taxes	175	166	426	348
Net income attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	601	901	1,135	1,935
Net (loss) income attributable to noncontrolling interest	(6)	(44)	14	(14)
Net income attributable to Pathfinder Bancorp Inc.	$607	$945	$1,121	$1,949
Convertible preferred stock dividends	69	-	69	-
Warrant dividend	8	-	8	-
Undistributed earnings allocated to participating securities	38	-	41	-
Net Income available to common shareholders	$492	$945	$1,003	$1,949

Earnings per common share - basic	$0.11	$0.23	$0.23	$0.47
Earnings per common share - diluted	$0.11	$0.22	$0.23	$0.46
Dividends per common share	$0.06	$0.06	$0.12	$0.12

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended		For the six months ended
(In thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net Income	$601	$901	$1,135	$1,935

Other Comprehensive Income (Loss)

Retirement Plans:
Retirement plan net losses recognized in plan expenses	84	43	168	86

Unrealized holding gains (losses) on available-for-sale securities
Unrealized holding gains (losses) arising during the period	1,759	(1,156)	3,748	(2,502)
Reclassification adjustment for net (gains) losses included in net income	(32)	22	(111)	129
Net unrealized gains (losses) on available-for-sale securities	1,727	(1,134)	3,637	(2,373)

Accretion of net unrealized loss on securities transferred to held-to- maturity(1)	9	470	15	163

Other comprehensive income (loss), before tax	1,820	(621)	3,820	(2,124)
Tax effect	(382)	162	(802)	555
Other comprehensive income (loss), net of tax	1,438	(459)	3,018	(1,569)
Comprehensive income	$2,039	$442	$4,153	$366
Comprehensive (loss) income, attributable to noncontrolling interest	$(6)	$(44)	$14	$(14)
Comprehensive income attributable to Pathfinder Bancorp, Inc.	$2,045	$486	$4,139	$380

Tax Effect Allocated to Each Component of Other Comprehensive Income (Loss)
Retirement plan net losses recognized in plan expenses	$(18)	$(11)	$(37)	$(22)
Unrealized holding gains (losses) arising during the period	(369)	302	(785)	654
Reclassification adjustment for net (gains) losses included in net income	7	(6)	23	(34)
Accretion of net unrealized loss on securities transferred to held-to- maturity(1)	(2)	(123)	(3)	(43)
Income tax effect related to other comprehensive income (loss)	$(382)	$162	$(802)	$555

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

Pathfinder Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended June 30, 2019 and June 30, 2018

(Unaudited)

					Accumulated
			Additional		Other Com-		Non-
	Preferred	Common	Paid in	Retained	prehensive	Unearned	controlling
(In thousands, except share and per share data)	Stock	Stock	Capital	Earnings	Loss	ESOP	Interest	Total
Balance, March 31, 2019	$-	$44	$29,454	$42,133	$(4,462)	$(989)	$258	$66,438
Net income	-	-	-	607	-	-	(6)	601
Other comprehensive income, net of tax	-	-	-	-	1,438	-	-	1,438
Proceeds of common stock private placement, net of expenses (1)	-	3	3,823	-	-	-	-	3,826
Proceeds of preferred stock private placement, net of expenses (1)	12	-	15,358	-	-	-	-	15,370
Effect of warrant issued from private placement (1)	-	-	373	-	-	-	-	373
ESOP shares earned (6,110 shares)	-	-	44	-	-	45	-	89
Restricted stock units (13,436 shares)	-	-	-	-	-	-	-	-
Stock based compensation	-	-	73	-	-	-	-	73
Common stock dividends declared ($0.06 per share)	-	-	-	(274)	-	-	-	(274)
Preferred stock dividends declared ($0.06 per share)	-	-	-	(69)	-	-	-	(69)
Warrant dividends declared ($0.06 per share)	-	-	-	(8)	-	-	-	(8)
Distributions from affiliates	-	-	-	-	-	-	(13)	(13)
Balance, June 30, 2019	$12	$47	$49,125	$42,389	$(3,024)	$(944)	$239	$87,844

Balance, March 31, 2018	$-	$43	$28,384	$39,829	$(5,012)	$(1,169)	$363	$62,438
Net income	-	-	-	945	-	-	(44)	901
Other comprehensive loss, net of tax	-	-	-	-	(459)	-	-	(459)
ESOP shares earned (6,110 shares)	-	-	52	-	-	45	-	97
Restricted stock units (14,490 shares)		-	-	-	-	-	-	-
Stock based compensation	-	-	81	-	-	-	-	81
Stock options exercised	-	-	120	-	-	-	-	120
Cumulative effect of affiliate capital allocation	-	-	(8)	15	-	-	(7)	-
Common stock dividends declared ($0.06 per share)	-	-	-	(249)	-	-	-	(249)
Distributions from affiliates	-	-	-	-	-	-	(60)	(60)
Balance, June 30, 2018	$-	$43	$28,629	$40,540	$(5,471)	$(1,124)	$252	$62,869

(1)

On May 8, 2019, the Company entered into a Securities Purchase Agreement with an institutional investor, in which it sold: (i) 37,700 shares of the Company’s common stock, (ii) 1,155,283 shares of a new series of preferred stock, Series B convertible perpetual preferred stock; and (iii) a warrant to purchase 125,000 shares of common stock in a private placement transaction.  The Company also entered into Subscription Agreements with certain directors and executive officers of the Company as well as other accredited investors. Pursuant to the Subscription Agreements, the investors purchased an aggregate of 269,277 shares of common stock.

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Six months ended June 30, 2019 and June 30, 2018

(Unaudited)

					Accumulated
			Additional		Other Com-		Non-
	Preferred	Common	Paid in	Retained	prehensive	Unearned	controlling
(In thousands, except share and per share data)	Stock	Stock	Capital	Earnings	Loss	ESOP	Interest	Total
Balance, January 1, 2019	$-	$44	$29,139	$42,114	$(6,042)	$(1,034)	$238	$64,459
Net income	-	-	-	1,121	-	-	14	1,135
Other comprehensive income, net of tax	-	-	-	-	3,018	-	-	3,018
Proceeds of common stock private placement, net of expenses (1)	-	3	3,823	-	-	-	-	3,826
Proceeds of preferred stock private placement, net of expenses (1)	12	-	15,358	-	-	-	-	15,370
Effect of warrant issued from private placement (1)	-	-	373	-	-	-	-	373
ESOP shares earned (12,221 shares)	-	-	86	-	-	90	-	176
Restricted stock units (13,436 shares)	-	-	-	-	-	-	-	-
Stock based compensation	-	-	146	-	-	-	-	146
Stock options exercised	-	-	200	-	-	-	-	200
Cumulative effect of change in measurement of operating leases (2)	-	-	-	(239)	-	-	-	(239)
Common stock dividends declared ($0.12 per share)	-	-	-	(530)	-	-	-	(530)
Preferred stock dividends declared ($0.06 per share)	-	-	-	(69)	-	-	-	(69)
Warrant dividends declared ($0.06 per share)	-	-	-	(8)	-	-	-	(8)
Distributions from affiliates	-	-	-	-	-	-	(13)	(13)
Balance, June 30, 2019	$12	$47	$49,125	$42,389	$(3,024)	$(944)	$239	$87,844

Balance, January 1, 2018	$-	$43	$28,170	$39,020	$(4,208)	$(1,214)	$333	$62,144
Net income (loss)	-	-	-	1,949	-	-	(14)	1,935
Other comprehensive loss, net of tax	-	-	-	-	(1,569)	-	-	(1,569)
ESOP shares earned (12,221 shares)	-	-	101	-	-	90	-	191
Restricted stock units (14,490 shares)	-	-	-	-	-	-	-	-
Stock based compensation	-	-	162	-	-	-	-	162
Stock options exercised	-	-	204	-	-	-	-	204
Cumulative effect of change in measurement of equity securities (3)	-	-	-	53	(53)	-	-	-
Cumulative effect of change in investment securities transfer (4)	-	-	-	-	359	-	-	359
Common stock dividends declared ($0.12 per share)	-	-	-	(497)	-	-	-	(497)
Cumulative effect of affiliate capital allocation	-	-	(8)	15	-	-	(7)	-
Distributions from affiliates	-	-	-	-	-	-	(60)	(60)
Balance, June 30, 2018	$-	$43	$28,629	$40,540	$(5,471)	$(1,124)	$252	$62,869

(1)

On May 8, 2019, the Company entered into a Securities Purchase Agreement with an institutional investor, in which it sold: (i) 37,700 shares of the Company’s common stock, (ii) 1,155,283 shares of a new series of preferred stock, Series B convertible perpetual preferred stock; and (iii) a warrant to purchase 125,000 shares of common stock in a private placement transaction.  The Company also entered into Subscription Agreements with certain directors and executive officers of the Company as well as other accredited investors. Pursuant to the Subscription Agreements, the investors purchased an aggregate of 269,277 shares of common stock.

(2)	Cumulative effect of the adoption of ASU 2016-02, Leases (Topic 842), based on the difference in the right-of-use asset and lease liability as of January 1, 2019.
(3)

Cumulative effect of unrealized gain on marketable equity securities based on the adoption of ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities.

(4)

Cumulative effect of unrealized gains on the transfer of 52 investment securities from held-to-maturity classification to available-for-sale classification based on the adoption of ASU 2017-12: Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
(In thousands)	2019	2018
OPERATING ACTIVITIES
Net income attributable to Pathfinder Bancorp, Inc.	$1,121	$1,949
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	754	910
Amortization of operating leases	15	-
Proceeds from sales of loans	48	-
Originations of loans held-for-sale	(47)	-
Realized (gains) losses on sales, redemptions and calls of:
Real estate acquired through foreclosure	-	(16)
Loans	(5)	-
Available-for-sale investment securities	(111)	131
Held-to-maturity investment securities	-	(2)
Premises and equipment	-	(8)
Marketable equity securities	(57)	(26)
Depreciation	744	578
Amortization of mortgage servicing rights	2	22
Amortization of deferred loan costs	128	150
Amortization of deferred financing from subordinated debt	17	17
Earnings and gain on bank owned life insurance	(222)	(181)
Net amortization of premiums and discounts on investment securities	618	994
Amortization of intangible assets	8	9
Stock based compensation and ESOP expense	322	353
Net change in accrued interest receivable	(271)	322
Pension plan contribution	-	(825)
Net change in other assets and liabilities	14	674
Net cash flows from operating activities	3,078	5,051
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(12,280)	(34,427)
Purchase of investment securities held-to-maturity	(46,970)	-
Purchase of Federal Home Loan Bank stock	(2,605)	(4,660)
Proceeds from redemption of Federal Home Loan Bank stock	4,099	4,127
Proceeds from maturities and principal reductions of investment securities available-for-sale	12,044	24,941
Proceeds from maturities and principal reductions of investment securities held-to-maturity	5,035	4,688
Proceeds from sales, redemptions and calls of:
Available-for-sale investment securities	63,486	27,125
Held-to-maturity investment securities	548	967
Real estate acquired through foreclosure	1,085	496
Premise and equipment	-	14
Purchase of bank owned life insurance	-	(5,000)
Proceeds from bank owned life insurance	-	228
Net change in loans	(73,419)	(27,044)
Purchase of premises and equipment	(2,368)	(1,159)
Net cash flows from investing activities	(51,345)	(9,704)

FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts, money management deposit accounts, MMDA accounts and escrow deposits	(14,292)	(2,634)
Net change in time deposits	61,781	1,842
Net change in brokered deposits	34,088	10,358
Net change in short-term borrowings	(10,000)	(4,000)
Payments on long-term borrowings	(19,100)	-
Proceeds from long-term borrowings	-	14,215
Proceeds from exercise of stock options	200	204
Cash dividends paid to common shareholders	(526)	(502)
Net proceeds from common stock private placement	4,199	-
Net proceeds from preferred stock private placement	15,370	-
Proceeds from finance lease transaction	572	-
Change in noncontrolling interest, net	1	(81)
Net cash flows from financing activities	72,293	19,402
Change in cash and cash equivalents	24,026	14,749
Cash and cash equivalents at beginning of period	26,316	21,991
Cash and cash equivalents at end of period	$50,342	$36,740
CASH PAID DURING THE PERIOD FOR:
Interest	$6,382	$3,793
Income taxes	-	645
NON-CASH INVESTING ACTIVITY
Real estate acquired in exchange for loans	503	109
RESTRICTED CASH
Federal Reserve Bank Reserve Requirements included in interest earning deposits	-	4,365

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1:   Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc., (the “Company”), Pathfinder Bank (the “Bank”) and its other wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Certain amounts in the 2018 consolidated financial statements may have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income or comprehensive income as previously reported.  Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019 or any other interim period.

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

Note 2:   New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) and, to a lesser extent, other authoritative rulemaking bodies promulgate generally accepted accounting principles (“GAAP”) to regulate the standards of accounting in the United States.  From time to time, the FASB issues new GAAP standards, known as Accounting Standards Updates (“ASUs”) some of which, upon adoption, may have the potential to change the way in which the Company recognizes or reports within its consolidated financial statements.  The following presentation provides a description of the accounting standards that are not currently effective, but could have an impact on the Company's consolidated financial statements upon adoption.

Standards Not Yet Adopted as of June 30, 2019

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

Required Date of Implementation:  January 1, 2020 (early adoption permitted as of January 1, 2019). On July 17, the FASB made a tentative decision to change the CECL effective date for all non-SEC filing companies and SEC filers considered small reporting companies (SRCs), such as the Company.  Under this tentative decision, SRCs will have until January 1, 2023 to implement this Update. This decision is still subject to potential modification, following a designated comment period, and final promulgation. It is considered likely, however, that the mandatory implementation date for this Update will be extended to the newly-proposed date.

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

                                                                                            _____

Standard:  Transition Relief for the Implementation of ASU-2016-13 (ASU 2019-5: Financial Instruments—Credit Losses [Topic 326]: Targeted Transition Relief)

Description: The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments—Credit Losses— Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments—Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of Topic 326.  The fair value option election does not apply to held-to-maturity debt securities. An entity that elects the fair value option should subsequently apply the guidance in Subtopics 820-10, Fair Value Measurement—Overall, and 825-10.

General guidance for the use of the fair value option is contained in Subtopic 825-10. The irrevocable election of the fair value option must be applied on an instrument-by-instrument basis for eligible instruments, whose characteristics are within the scope of Subtopic 326-20.  Upon adoption of Topic 326, for items measured at fair value in accordance with paragraph 326-10-65-1(i), the difference between the carrying amount and the fair value shall be recorded by means of a cumulative-effect adjustment to the opening retained earnings balance as of the beginning of the first reporting period that an entity has adopted ASU 2016-13. Those differences may include, but are not limited to: (1) unamortized deferred costs, fees, premiums, and discounts (2) valuation allowances (for example, allowance for loan losses), or (3) accrued interest.

Required Date of Implementation:  See comments above related to ASU 2016-13.

Effect on Consolidated Financial Statements:  See comments above related to ASU 2016-13.

_____

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

Required Date of Implementation: January 1, 2020 (early adoption permitted).

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

2.	The amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date.

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

Effect on Consolidated Financial Statements:  The Company does not expect that the new guidance will have a material impact to its consolidated statements of condition or income.

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

Required Dates of Implementation:  This ASU 2019-04 has various implementation dates dependent on a number of factors as it pertains to the above items.  The Company has adopted ASU 2016-01.

Effect on Consolidated Financial Statements:  The Company does not expect that the new guidance will have a material impact to its consolidated statements of condition or income.

Note 3:   Earnings per Common Share

The Company entered into a Securities Purchase Agreement with Castle Creek Capital Partners VII, L.P. on May 8, 2019.  As a result of that agreement, the Company has common stock, Series B convertible perpetual preferred stock and a warrant that are all eligible to participate in dividends equal to the common stock dividends on a per share basis. Securities that participate in dividends, such as the Company’s preferred stock and warrant, are considered “participating securities.”  The Company calculates net income available to common shareholders using the two-class method required for capital structures that include participating securities.

In applying the two-class method for the three and six months ended June 30, 2019, basic net income per share was calculated by dividing net income (less any dividends on participating securities) by the weighted average number of shares of common stock and participating securities outstanding for the period. Diluted earnings per share may include the additional effect of other securities, if dilutive, in which case the dilutive effect of such securities is calculated by applying either the two-class method or the Treasury Stock method to the assumed exercise or vesting of potentially dilutive common shares.  The method yielding the more dilutive result is ultimately reported for the applicable period. Potentially dilutive common stock equivalents primarily consist of employee stock options and restricted stock units. Unallocated common shares held by the ESOP are not included in the weighted average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released to plan participants.

Basic earnings per share for the three and six months ended June 30, 2018 were calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Net income available to common shareholders is net income to Pathfinder Bancorp, Inc. less the total of preferred dividends declared, if any. Diluted earnings per share include the potential dilutive effect that could occur upon the assumed exercise of issued stock options using the Treasury Stock method.  Unallocated common shares held by the ESOP are not included in the weighted average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released to plan participants.

Anti-dilutive shares are common stock equivalents with average exercise prices in excess of the weighted average market price for the period presented.  Anti-dilutive stock options, not included in the computation below, were -0- for the three and six months ended June 30, 2019 and were -0- for the three and six months ended June 30, 2018.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except per share data)	2019	2018	2019	2018
Net income attributable to Pathfinder Bancorp, Inc.	$607	$945	$1,121	$1,949
Convertible preferred stock dividends	69	-	69	-
Warrant dividends	8	-	8	-
Undistributed earnings allocated to participating securities	38	-	41	-
Net income available to common shareholders	$492	$945	$1,003	$1,949

Basic weighted average common shares outstanding	4,443	4,157	4,344	4,138
Effect of assumed exercise of stock options and unvested restricted stock units	-	99	-	108
Diluted weighted average common shares outstanding	4,443	4,256	4,344	4,246

Basic earnings per common share	$0.11	$0.23	$0.23	$0.47
Diluted earnings per common share	$0.11	$0.22	$0.23	$0.46

Note 4:   Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	June 30, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$12,124	$-	$(41)	$12,083
State and political subdivisions	4,929	2	(3)	4,928
Corporate	15,282	309	(49)	15,542
Asset backed securities	16,985	176	(24)	17,137
Residential mortgage-backed - US agency	18,819	46	(74)	18,791
Collateralized mortgage obligations - US agency	34,607	40	(665)	33,982
Collateralized mortgage obligations - Private label	14,774	128	(40)	14,862
Total	117,520	701	(896)	117,325
Equity investment securities:
Common stock - financial services industry	205	-	-	205
Total	205	-	-	205
Total available-for-sale	$117,725	$701	$(896)	$117,530

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$2,993	$-	$(4)	$2,989
State and political subdivisions	6,615	85	-	6,700
Corporate	20,194	420	(40)	20,574
Asset backed securities	10,653	165	-	10,818
Residential mortgage-backed - US agency	17,135	577	-	17,712
Collateralized mortgage obligations - US agency	17,804	424	-	18,228
Collateralized mortgage obligations - Private label	19,930	57	(49)	19,938
Total held-to-maturity	$95,324	$1,728	$(93)	$96,959

	December 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$17,171	$18	$(158)	$17,031
State and political subdivisions	23,661	6	(602)	23,065
Corporate	17,389	220	(409)	17,200
Asset backed securities	18,243	13	(137)	18,119
Residential mortgage-backed - US agency	32,409	34	(777)	31,666
Collateralized mortgage obligations - US agency	48,101	31	(1,691)	46,441
Collateralized mortgage obligations - Private label	24,317	17	(398)	23,936
Total	181,291	339	(4,172)	177,458
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$181,497	$339	$(4,172)	$177,664

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$3,987	$-	$(35)	$3,952
State and political subdivisions	5,089	22	(84)	5,027
Corporate	9,924	4	(182)	9,746
Asset backed securities	1,509	-	(13)	1,496
Residential mortgage-backed - US agency	11,601	124	(47)	11,678
Collateralized mortgage obligations - US agency	13,972	93	(13)	14,052
Collateralized mortgage obligations - Private label	7,826	17	(25)	7,818
Total held-to-maturity	$53,908	$260	$(399)	$53,769

The amortized cost and estimated fair value of debt investments at June 30, 2019 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$8,355	$8,345	$3,100	$3,105
Due after one year through five years	12,044	12,302	16,337	16,594
Due after five years through ten years	21,490	21,566	13,163	13,461
Due after ten years	7,431	7,477	7,855	7,921
Sub-total	49,320	49,690	40,455	41,081
Residential mortgage-backed - US agency	18,819	18,791	17,135	17,712
Collateralized mortgage obligations - US agency	34,607	33,982	17,804	18,228
Collateralized mortgage obligations - Private label	14,774	14,862	19,930	19,938
Totals	$117,520	$117,325	$95,324	$96,959

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	June 30, 2019
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	2	$(32)	$7,039	1	$(9)	$5,024	3	$(41)	$12,063
State and political subdivisions	-	-	-	1	(3)	3,001	1	(3)	3,001
Corporate	1	(1)	758	5	(48)	4,000	6	(49)	4,758
Asset backed securities	1	(1)	1,267	2	(23)	3,134	3	(24)	4,401
Residential mortgage-backed - US agency	-	-	-	9	(74)	9,684	9	(74)	9,684
Collateralized mortgage obligations - US agency	2	(1)	1,257	22	(664)	26,306	24	(665)	27,563
Collateralized mortgage obligations - Private label	2	(5)	3,505	4	(35)	3,605	6	(40)	7,110
Totals	8	$(40)	$13,826	44	$(856)	$54,754	52	$(896)	$68,580
Held-to-Maturity Portfolio
US Treasury, agencies and GSE's	-	$-	$-	2	$(4)	$1,996	2	$(4)	$1,996
State and political subdivisions	-	-	-	1	-	101	1	-	101
Corporate	1	(1)	1,011	2	(39)	2,849	3	(40)	3,860
Residential mortgage-backed - US agency	-	-	-	1	-	241	1	-	241
Collateralized mortgage obligations - US agency	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations - Private label	2	(44)	4,001	2	(5)	1,466	4	(49)	5,467
Totals	3	$(45)	$5,012	8	$(48)	$6,653	11	$(93)	$11,665

	December 31, 2018
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	1	$(22)	$977	2	$(136)	$12,017	3	$(158)	$12,994
State and political subdivisions	5	(76)	5,213	26	(526)	14,206	31	(602)	19,419
Corporate	10	(137)	8,266	4	(272)	3,374	14	(409)	11,640
Asset backed securities	7	(91)	10,470	2	(46)	3,059	9	(137)	13,529
Residential mortgage-backed - US agency	6	(83)	3,519	21	(694)	24,154	27	(777)	27,673
Collateralized mortgage obligations - US agency	3	(98)	2,792	28	(1,593)	35,765	31	(1,691)	38,557
Collateralized mortgage obligations - Private label	7	(275)	14,011	5	(123)	5,907	12	(398)	19,918
Totals	39	$(782)	$45,248	88	$(3,390)	$98,482	127	$(4,172)	$143,730
Held-to-Maturity Portfolio
US Treasury, agencies and GSE's	1	$(8)	$982	3	$(27)	$2,970	4	$(35)	$3,952
State and political subdivisions	-	-	-	6	(84)	2,310	6	(84)	2,310
Corporate	4	(41)	3,214	2	(141)	2,507	6	(182)	5,721
Asset backed securities	1	(13)	1,496	-	-	-	1	(13)	1,496
Residential mortgage-backed - US agency	3	(8)	1,447	2	(39)	1,769	5	(47)	3,216
Collateralized mortgage obligations - US agency	4	(13)	3,972	-	-	-	4	(13)	3,972
Collateralized mortgage obligations - Private label	-	-	-	2	(25)	1,874	2	(25)	1,874
Totals	13	$(83)	$11,111	15	$(316)	$11,430	28	$(399)	$22,541

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

Management does not believe any individual unrealized loss in securities within the portfolio as of June 30, 2019 represents OTTI.  At June 30, 2019, the Bank had the following securities, in a loss position for 12 months or more relative to their amortized historical cost, which were deemed to have no credit impairment, thus, the disclosed unrealized losses relate directly to changes in interest rates subsequent to the acquisition of the individual securities.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

•

One state and political subdivision security, categorized as available-for-sale, with an amortized historical cost of $3.0 million and an aggregate market value of $3.0 million (unrealized aggregate loss of $3,000, or 0.10%).  This security was unrated at issuance by any NRSRO but is supported with substantial credit enhancements believed to be equivalent to those that would be typical of an NRSRO credit rating that is well above the level required to be considered minimum investment grade and, therefore, no credit-related OTTI is deemed to be present.

•

Five corporate securities, categorized as available-for-sale, with an aggregate amortized historical cost of $4.0 million and an aggregate market value of $4.0 million (unrealized loss of $48,000, or 1.20%).  These securities each maintain credit ratings established by one or more NRSRO above the minimum level required to be considered investment grade and, therefore, no credit-related OTTI is deemed to be present.

•

Two privately-issued asset-backed securities, categorized as available-for-sale, with an aggregate amortized historical cost of $3.1 million and an aggregate market value of $3.1 million (unrealized loss of $23,000, or 0.73%).  These securities each maintain credit ratings established by one or more NRSRO above the minimum level required to be considered as investment grade and therefore, no credit-related OTTI is deemed to be present.

•

Two privately-issued collateralized mortgage obligation securities, categorized as available-for-sale, with an aggregate amortized historical cost of $1.3 million and an aggregate market value of $1.3 million (unrealized loss of $9,000, or 0.70%).  These securities each maintain credit ratings established by one or more NRSRO above the minimum level required to be considered investment grade and, therefore, no credit-related OTTI is deemed to be present.

•

Two privately-issued collateralized mortgage obligation securities, categorized as available-for-sale, with an aggregate amortized historical cost of $2.3 million and an aggregate market value of $2.3 million (unrealized loss of $26,000, or 1.10%).  These securities were not rated at the time of their issuance by any NRSRO but each security remains significantly collateralized through subordination. Therefore, no credit-related OTTI is deemed to be present.

•

One state and political subdivision security, categorized as held-to-maturity, with an aggregate amortized historical cost of $100,000 and an aggregate market value of $100,000 (unrealized aggregate loss of $1,000, or 0.02%).  This security was issued by an entity local to the Company and whose financial condition is well known to the Company’s management. No credit-related OTTI is deemed to be present.

•

Two corporate securities, categorized as held-to-maturity, with an aggregate amortized historical cost of $2.9 million and an aggregate market value of $2.8 million (unrealized aggregate loss of $39,000, or 1.36%).  These securities maintain credit ratings established by one or more NRSRO above the minimum level required to be considered investment grade and, therefore, no credit-related OTTI is deemed to be present.

•

One privately-issued collateralized mortgage obligation security, categorized as held-to-maturity, with an amortized historical cost of $633,000 and a market value of $632,000 (unrealized loss of $1,000, or 0.09%).  The security was not rated at its issuance by any NRSRO but remains significantly collateralized through subordination and, therefore, no credit-related OTTI is deemed to be present.

•

One privately-issued collateralized mortgage obligation security, categorized as held-to-maturity, with an amortized historical cost of $839,000 and an aggregate market value of $834,000 (unrealized loss of $4,000, or 0.53%).  This security maintains a credit rating established by one or more NRSRO above the level considered to be minimum investment grade and therefore, no credit-related OTTI is deemed to be present.

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

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the length of time the equity security’s fair value has been below the carrying amount. The Company had no equity investment securities that were impaired at June 30, 2019 or December 31, 2018.

Gross realized gains (losses) on sales of securities for the indicated periods are detailed below:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2019	2018	2019	2018
Realized gains on investments	$179	$133	$401	$160
Realized losses on investments	(147)	(155)	(290)	(289)
	$32	$(22)	$111	$(129)

As of June 30, 2019 and December 31, 2018, securities with a fair value of $87.9 million and $69.8 million, respectively, were pledged to collateralize certain municipal deposit relationships.  As of the same dates, securities with a fair value of $24.9 million and $19.5 million were pledged against the Company’s established borrowing arrangements.

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

The composition of net periodic pension plan and postretirement plan costs for the indicated periods is as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	For the three months ended June 30,				For the six months ended June 30,
(In thousands)	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$-	$-	$-	$-	$-	$-	$-	$-
Interest cost	123	118	5	6	247	236	11	11
Expected return on plan assets	(233)	(259)	-	-	(467)	(518)	-	-
Amortization of prior service credits	-	-	(1)	(1)	-	-	(2)	(2)
Amortization of net losses	82	41	3	3	164	82	6	6
Net periodic benefit plan (benefit) cost	$(28)	$(100)	$7	$8	$(56)	$(200)	$15	$15

The Company will evaluate the need for further contributions to the defined benefit pension plan during 2019.  The prepaid pension asset is recorded in other assets on the statement of condition as of June 30, 2019 and December 31, 2018.

Note 6:   Loans

Major classifications of loans at the indicated dates are as follows:

	June 30,	December 31,
(In thousands)	2019	2018
Residential mortgage loans:
1-4 family first-lien residential mortgages	$239,422	$232,523
Construction	3,966	7,121
Total residential mortgage loans	243,388	239,644

Commercial loans:
Real estate	225,794	212,314
Lines of credit	56,569	44,235
Other commercial and industrial	79,590	63,359
Tax exempt loans	8,803	9,320
Total commercial loans	370,756	329,228

Consumer loans:
Home equity and junior liens	26,214	26,109
Other consumer	52,508	25,424
Total consumer loans	78,722	51,533

Total loans	692,866	620,405
Net deferred loan fees	(43)	(135)
Less allowance for loan losses	(7,825)	(7,306)
Loans receivable, net	$684,998	$612,964

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

The Bank acquired $15.6 million, $10.2 million, and $24.6 million of loans originated by an unrelated financial institution, located outside of the Bank’s market area, in January 2017, April 2017, and March 2019, respectively.   The acquired loan pools represented a 90% participating interest in a total of 2,283 loans secured by liens on automobiles with maturities ranging primarily from two to six years. These loans will be serviced through their respective maturities by the originating financial institution.  At June 30, 2019 and December 31, 2018, there were 1,817 loans outstanding with a remaining outstanding carrying value of $32.8 million and 909 loans outstanding with a remaining outstanding carrying value of $13.3 million, respectively.  Since the acquisition of these loan pools, a total of 23 loans had cumulative net charge-offs totaling $165,000 with $45,000 in net charge-offs for the six months ended June 30, 2019.

The Bank acquired a $5.0 million pool of consumer loans and a $5.0 million pool of commercial and industrial loans, originated by an unrelated financial institution, located outside of the Bank’s market area in June 2019.   The acquired loan pools represent a 100% interest in a total of 86 unsecured consumer loans and a total of 35 commercial and industrial loans.  These loans have maturities ranging primarily from four to ten years.  No charge-offs have occurred since the acquisition of these loan pools.

As of June 30, 2019 and December 31, 2018, residential mortgage loans with a carrying value of $136.6 million and $154.9 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

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
Other consumer

The following tables present the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	As of June 30, 2019
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$235,879	$986	$1,318	$1,239	$239,422
Construction	3,966	-	-	-	3,966
Total residential mortgage loans	239,845	986	1,318	1,239	243,388
Commercial loans:
Real estate	214,631	7,994	2,864	305	225,794
Lines of credit	54,813	1,349	407	-	56,569
Other commercial and industrial	74,655	3,815	1,065	55	79,590
Tax exempt loans	8,803	-	-	-	8,803
Total commercial loans	352,902	13,158	4,336	360	370,756
Consumer loans:
Home equity and junior liens	25,557	111	434	112	26,214
Other consumer	52,217	142	149	-	52,508
Total consumer loans	77,774	253	583	112	78,722
Total loans	$670,521	$14,397	$6,237	$1,711	$692,866

	As of December 31, 2018
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$228,563	$999	$1,190	$1,771	$232,523
Construction	7,121	-	-	-	7,121
Total residential mortgage loans	235,684	999	1,190	1,771	239,644
Commercial loans:
Real estate	201,997	8,299	1,947	71	212,314
Lines of credit	42,489	1,491	233	22	44,235
Other commercial and industrial	59,344	3,268	612	135	63,359
Tax exempt loans	9,320	-	-	-	9,320
Total commercial loans	313,150	13,058	2,792	228	329,228
Consumer loans:
Home equity and junior liens	25,706	144	173	86	26,109
Other consumer	25,294	95	35	-	25,424
Total consumer loans	51,000	239	208	86	51,533
Total loans	$599,834	$14,296	$4,190	$2,085	$620,405

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

An age analysis of past due loans, not including net deferred loan costs, segregated by portfolio segment and class of loans, as of June 30, 2019 and December 31, 2018, are detailed in the following tables:

	As of June 30, 2019

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$904	$274	$918	$2,096	$237,326	$239,422
Construction	-	-	-	-	3,966	3,966
Total residential mortgage loans	904	274	918	2,096	241,292	243,388
Commercial loans:
Real estate	3,148	484	2,050	5,682	220,112	225,794
Lines of credit	2,761	555	23	3,339	53,230	56,569
Other commercial and industrial	3,926	914	307	5,147	74,443	79,590
Tax exempt loans	-	-	-	-	8,803	8,803
Total commercial loans	9,835	1,953	2,380	14,168	356,588	370,756
Consumer loans:
Home equity and junior liens	76	26	237	339	25,875	26,214
Other consumer	237	34	130	401	52,107	52,508
Total consumer loans	313	60	367	740	77,982	78,722
Total loans	$11,052	$2,287	$3,665	$17,004	$675,862	$692,866

	As of December 31, 2018

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,507	$505	$1,176	$3,188	$229,335	$232,523
Construction	-	-	-	-	7,121	7,121
Total residential mortgage loans	1,507	505	1,176	3,188	236,456	239,644
Commercial loans:
Real estate	4,261	364	323	4,948	207,366	212,314
Lines of credit	1,033	111	22	1,166	43,069	44,235
Other commercial and industrial	814	44	387	1,245	62,114	63,359
Tax exempt loans	-	-	-	-	9,320	9,320
Total commercial loans	6,108	519	732	7,359	321,869	329,228
Consumer loans:
Home equity and junior liens	247	6	35	288	25,821	26,109
Other consumer	226	65	107	398	25,026	25,424
Total consumer loans	473	71	142	686	50,847	51,533
Total loans	$8,088	$1,095	$2,050	$11,233	$609,172	$620,405

Nonaccrual loans, segregated by class of loan, were as follows:

	June 30,	December 31,
(In thousands)	2019	2018
Residential mortgage loans:
1-4 family first-lien residential mortgages	$918	$1,176
	918	1,176
Commercial loans:
Real estate	2,135	415
Lines of credit	28	28
Other commercial and industrial	307	387
	2,470	830
Consumer loans:
Home equity and junior liens	237	35
Other consumer	130	107
	367	142
Total nonaccrual loans	$3,755	$2,148

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

The table below details one loan that was modified as a TDR for the three months ended June 30, 2019.

	For the three months ended June 30, 2019
(In thousands)	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Additional provision for loan losses
Residential real estate loans	1	$205	$250	$-

The TDR evaluated for impairment for the three months ended June 30, 2019 has been classified as a TDR due to economic concessions granted, which consisted of additional funds advanced without associated increases in collateral and an extended maturity date that will result in a delay in payment from the original contractual maturity.

The table below details one loan that was modified as a TDR for the six months ended June 30, 2019.

	For the six months ended June 30, 2019
(In thousands)	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Additional provision for loan losses
Residential real estate loans	1	$205	$250	$-

The TDR evaluated for impairment for the six months ended June 30, 2019 has been classified as a TDR due to economic concessions granted, which consisted of additional funds advanced without associated increases in collateral and an extended maturity date that will result in a delay in payment from the original contractual maturity.

The Company had no loans that were modified as TDRs for the three months ended June 30, 2018.

The table below details one loan that was modified as a TDR for the six months ended June 30, 2018.

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

The Company had no loans that were modified as TDRs during the twelve months prior to June 30, 2019, which had subsequently defaulted during the six months ended June 30, 2019.

The Company had no loans that were modified as TDRs during the twelve months prior to June 30, 2018, which had subsequently defaulted during the six months ended June 30, 2018.

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

Impaired Loans

The following table summarizes impaired loan information by portfolio class at the indicated dates:

	June 30, 2019			December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$1,033	$1,033	$-	$1,221	$1,226	$-
Commercial real estate	3,103	3,168	-	2,387	2,448	-
Commercial lines of credit	165	165	-	228	228	-
Other commercial and industrial	602	610	-	451	452	-
Home equity and junior liens	79	79	-	-	-	-
Other consumer	57	57	-	-	-	-

With an allowance recorded:
1-4 family first-lien residential mortgages	600	600	104	606	606	108
Commercial real estate	1,358	1,358	108	486	486	100
Commercial lines of credit	205	205	204	28	28	28
Other commercial and industrial	544	544	287	373	373	255
Home equity and junior liens	168	168	136	207	207	140
Other consumer	40	40	6	-	-	-
Total:
1-4 family first-lien residential mortgages	1,633	1,633	104	1,827	1,832	108
Commercial real estate	4,461	4,526	108	2,873	2,934	100
Commercial lines of credit	370	370	204	256	256	28
Other commercial and industrial	1,146	1,154	287	824	825	255
Home equity and junior liens	247	247	136	207	207	140
Other consumer	97	97	6	-	-	-
Totals	$7,954	$8,027	$845	$5,987	$6,054	$631

The following table presents the average recorded investment in impaired loans for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
1-4 family first-lien residential mortgages	$1,528	$1,846	$1,627	$1,850
Commercial real estate	3,662	4,971	3,399	5,147
Commercial lines of credit	344	376	314	433
Other commercial and industrial	1,100	1,050	1,008	1,049
Home equity and junior liens	227	208	220	235
Other consumer	99	-	66	-
Total	$6,960	$8,451	$6,634	$8,714

The following table presents the cash basis interest income recognized on impaired loans for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
1-4 family first-lien residential mortgages	$23	$14	$35	$32
Commercial real estate	57	18	85	66
Commercial lines of credit	14	10	18	21
Other commercial and industrial	24	13	38	19
Home equity and junior liens	3	3	6	6
Other consumer	3	-	3	-
Total	$124	$58	$185	$144

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

	For the three months ended June 30, 2019
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$722	$-	$3,370	$802	$1,560
Charge-offs	(11)	-	-	(24)	(1)
Recoveries	1	-	-	-	-
Provisions	12	-	82	367	143
Ending balance	$724	$-	$3,452	$1,145	$1,702
Ending balance: related to loans individually evaluated for impairment	104	-	108	204	287
Ending balance: related to loans collectively evaluated for impairment	$620	$-	$3,344	$941	$1,415
Loans receivables:
Ending balance	$239,422	$3,966	$225,794	$56,569	$79,590
Ending balance: individually evaluated for impairment	1,633	-	4,461	370	1,146
Ending balance: collectively evaluated for impairment	$237,789	$3,966	$221,333	$56,199	$78,444

		Home equity	Other
	Tax exempt	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$430	$399	$-	$7,284
Charge-offs	-	-	(40)	-	(76)
Recoveries	-	-	6	-	7
Provisions (credits)	-	(44)	50	-	610
Ending balance	$1	$386	$415	$-	$7,825
Ending balance: related to loans individually evaluated for impairment	-	136	6	-	845
Ending balance: related to loans collectively evaluated for impairment	$1	$250	$409	$-	$6,980
Loans receivables:
Ending balance	$8,803	$26,214	$52,508		$692,866
Ending balance: individually evaluated for impairment	-	247	97		7,954
Ending balance: collectively evaluated for impairment	$8,803	$25,967	$52,411		$684,912

	For the six months ended June 30, 2019
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$766	$-	$3,578	$730	$1,285
Charge-offs	(11)	-	-	(131)	(2)
Recoveries	1	-	-	-	-
Provisions (credits)	(32)	-	(126)	546	419
Ending balance	$724	$-	$3,452	$1,145	$1,702

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$409	$385	$152	$7,306
Charge-offs	-	-	(107)	-	(251)
Recoveries	-	-	15	-	16
Provisions (credits)	-	(23)	122	(152)	754
Ending balance	$1	$386	$415	$-	$7,825

	For the three months ended June 30, 2018
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$751	$-	$3,895	$719	$1,309
Charge-offs	(74)	-	-	(50)	(48)
Recoveries	-	-	-	66	-
Provisions (credits)	45	-	246	(4)	10
Ending balance	$722	$-	$4,141	$731	$1,271
Ending balance: related to loans individually evaluated for impairment	111	-	596	47	276
Ending balance: related to loans collectively evaluated for impairment	$611	$-	$3,545	$684	$995
Loans receivables:
Ending balance	$225,864	$3,288	$206,960	$49,314	$58,742
Ending balance: individually evaluated for impairment	1,844	-	4,530	209	1,038
Ending balance: collectively evaluated for impairment	$224,020	$3,288	$202,430	$49,105	$57,704

		Home equity	Other
	Tax exempt	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$507	$260	$9	$7,451
Charge-offs	-	-	(48)	-	(220)
Recoveries	-	1	10	-	77
Provisions (credits)	-	(74)	69	5	297
Ending balance	$1	$434	$291	$14	$7,605
Ending balance: related to loans individually evaluated for impairment	-	141	-	-	1,171
Ending balance: related to loans collectively evaluated for impairment	$1	$293	$291	$14	$6,434
Loans receivables:
Ending balance	$9,860	$26,262	$27,037		$607,327
Ending balance: individually evaluated for impairment	-	207	-		7,828
Ending balance: collectively evaluated for impairment	$9,860	$26,055	$27,037		$599,499

	For the six months ended June 30, 2018
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$865	$-	$3,589	$735	$1,214
Charge-offs	(192)	-	-	(50)	(171)
Recoveries	20	-	-	66	-
Provisions (credits)	29	-	552	(20)	228
Ending balance	$722	$-	$4,141	$731	$1,271

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$514	$208	$-	$7,126
Charge-offs	-	(17)	(111)	-	(541)
Recoveries	-	1	23	-	110
Provisions (credits)	-	(64)	171	14	910
Ending balance	$1	$434	$291	$14	$7,605

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

The allocation of the allowance for loan losses summarized on the basis of the Company’s calculation methodology was as follows:

	June 30, 2019
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$104	$-	$108	$204	$287
Historical loss rate	64	-	89	35	28
Qualitative factors	556	-	3,255	906	1,387
Total	$724	$-	$3,452	$1,145	$1,702

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$136	$6	$-	$845
Historical loss rate	-	1	144	-	361
Qualitative factors	1	249	265	-	6,619
Total	$1	$386	$415	$-	$7,825

	June 30, 2018
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$111	$-	$596	$47	$276
Historical loss rate	111	-	86	24	17
Qualitative factors	500	-	3,459	660	978
Total	$722	$-	$4,141	$731	$1,271

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$141	$-	$-	$1,171
Historical loss rate	-	24	112	-	374
Qualitative factors	1	269	179	-	6,046
Other	-	-	-	14	14
Total	$1	$434	$291	$14	$7,605

Note 8:   Foreclosed Real Estate

The Company is required to disclose the carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession of the property at each reporting period.

(Dollars in thousands)	Number of properties	June 30, 2019	Number of properties	December 31, 2018
Foreclosed residential real estate	2	$84	2	$73

At June 30, 2019 and December 31, 2018, the Company reported $525,000 and $951,000, respectively, in residential real estate loans in the process of foreclosure.

Note 9:   Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risks involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  The Company had $2.2 million of standby letters of credit as of June 30, 2019.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.   The fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The Company holds two corporate investment securities with an aggregate amortized historical cost of $4.8 million and an aggregate fair market value of $5.0 million as of June 30, 2019. These securities have valuations that are determined using published net asset values (NAV) derived by analyses of the securities’ underlying assets. These securities are comprised primarily of broadly-diversified real estate and adjustable-rate senior secured business loans and are traded in secondary markets on an infrequent basis. While these securities are redeemable at least annually through tender offers made by their respective issuers, the liquidation value of the securities may be below their stated NAVs and also subject to restrictions as to the amount of securities that can be redeemed at any single scheduled redemption. The Company anticipates that these securities will be redeemed by their respective issuers on indeterminate future dates as a consequence of the ultimate liquidation strategies employed by the management of these investments.

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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	June 30, 2019
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$12,083	$-	$12,083
State and political subdivisions	-	4,928	-	4,928
Corporate	-	10,502	-	10,502
Asset backed securities	-	17,137	-	17,137
Residential mortgage-backed - US agency	-	18,791	-	18,791
Collateralized mortgage obligations - US agency	-	33,982	-	33,982
Collateralized mortgage obligations - Private label	-	14,862	-	14,862
Total		112,285		112,285
Corporate measured at NAV	-	-	-	5,040
Total available-for-sale securities	$-	$112,285	$-	$117,325

Marketable equity securities	$-	$510	$-	$510

Interest rate swap derivative	$-	$(110)	$-	$(110)

	December 31, 2018
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$17,031	$-	$17,031
State and political subdivisions	-	23,065	-	23,065
Corporate	-	12,141	-	12,141
Asset backed securities	-	18,119	-	18,119
Residential mortgage-backed - US agency	-	31,666	-	31,666
Collateralized mortgage obligations - US agency	-	46,441	-	46,441
Collateralized mortgage obligations - Private label	-	23,936	-	23,936
Total		172,399		172,399
Corporate measured at NAV	-	-	-	5,059
Total available-for-sale securities	$-	$172,399	$-	$177,458

Marketable equity securities	$-	$453	$-	$453

Pathfinder Bank had the following assets measured at fair value on a nonrecurring basis as of June 30, 2019 and December 31, 2018:

		June 30, 2019
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$3,136	$3,136
Foreclosed real estate	$-	$-	$84	$84

		December 31, 2018
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$1,098	$1,098
Foreclosed real estate	$-	$-	$1,173	$1,173

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at the indicated dates.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At June 30, 2019
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

There have been no transfers of assets into or out of any fair value measurement during the three and six months ended June 30, 2019.

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

The Company holds two corporate investment securities with an aggregate amortized historical cost of $4.8 million and an aggregate fair market value of $5.0 million as of June 30, 2019. These securities have valuations that are determined using published NAV derived by analyses of the securities’ underlying assets. These securities are comprised primarily of broadly-diversified real estate and adjustable-rate senior secured business loans and are traded in secondary markets on an infrequent basis. While these securities are redeemable at least annually through tender offers made by their respective issuers, the liquidation value of the securities may be below their stated NAVs and also subject to restrictions as to the amount of securities that can be redeemed at any single scheduled redemption. The Company anticipates that these securities will be redeemed by their respective issuers on indeterminate future dates as a consequence of the ultimate liquidation strategies employed by the management of these investments.

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

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		June 30, 2019		December 31, 2018
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$50,342	$50,342	$26,316	$26,316
Investment securities - available-for-sale	2	112,285	112,285	172,399	172,399
Investment securities - available-for-sale	NAV	5,040	5,040	5,059	5,059
Investment securities - marketable equity	2	510	510	453	453
Investment securities - held-to-maturity	2	95,324	96,959	53,908	53,769
Federal Home Loan Bank stock	2	4,443	4,443	5,937	5,937
Net loans	3	684,998	681,739	612,964	601,789
Accrued interest receivable	1	3,339	3,339	3,068	3,068

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$436,047	$436,047	$450,267	$450,267
Time Deposits	2	372,590	373,694	276,793	275,727
Borrowings	2	89,434	89,924	118,534	118,379
Subordinated loans	2	15,111	14,855	15,094	14,485
Accrued interest payable	1	446	446	304	304
Interest rate swap derivative	2	110	110	-	-

Note 11:   Interest Rate Derivatives

The Company is exposed to certain risks from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through the management of its core business activities.  As part of the Company’s overall risk management processes, the Company manages its economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of certain balance sheet assets and liabilities. In the normal course of business, the Company also uses derivative financial instruments as an additional risk management tool.  Financial derivatives are recorded at fair value as other assets.

The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. There are two primary types of interest rate derivatives that may be employed by the Company:

•

Fair Value Hedge - As a result of interest rate fluctuations, fixed-rate assets and liabilities will appreciate or depreciate in fair value. When effectively hedged, this appreciation or depreciation will generally be offset by fluctuations in the fair value of derivative instruments that are linked to the hedged assets and liabilities. This strategy is referred to as a fair value hedge. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability are recognized currently in earnings.

•

Cash Flow Hedge - Cash flows related to floating rate assets and liabilities will fluctuate with changes in the underlying rate index.  When effectively hedged, the increases or decreases in cash flows related to the floating-rate asset or liability will generally be offset by changes in cash flows of the derivative instrumnets designated as a hedge.  This strategy is referred to as a cash flow hedge. For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in other comprehensive income and subsequently reclassified to earnings as the hedged transaction impacts net income. Any ineffective portion of a cash flow hedge is recognized currently in earnings.

Among the array of interest rate derivative transactions potentially available to the Company are interest rate swaps.  The Company uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps, designated as fair value hedges, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments over the life of the agreements without the exchange of the underlying notional amount.  The gain or loss on the derivative as well as the offsetting gain of loss on the hedged item attributable to the hedged risk are recognized in earnings.  The Company entered into a pay-fixed/receive variable interest rate swap with a notional amount of $9.2 million in April 2019, which was designated as a fair value hedge associated with specific pools within the Company’s fixed-rate consumer loan portfolio.

As of June 30, 2019, the following amounts were recorded on the balance sheet related to the cumulative basis adjustments for fair value hedges:

(In thousands)	Carrying Amount of the Hedged Assets at June 30, 2019	Cumulative Amount of Fair Value Hedging Adjustment Included in The Carrying Amount of the Hedged Assets at June 30, 2019

Line item on the balance sheet in which the hedged item is included:
Loans receivable (1)	$22,663	$88

(1)

These amounts include the amortized cost basis of the closed portfolio used to designate the hedging relationship in which the hedged item is the remaining amortized cost of the last layer expected to be remaining at the end of the hedging relationship.  At June 30, 2019, the amortized cost of the basis of the closed portfolio used in the hedging relationship was $22.7 million, the cumulative basis adjustment associated with the hedging relationship was $88,000, and the amount of the designated hedged item was $9.2 million.

At June 30, 2019, the fair value of the derivative resulted in a net liability position of $110,000 under the agreement, recorded by the Company in other liabilities. The Company had no derivative agreements in place at December 31, 2018.

The Company manages its potential credit exposure on interest rate swap transactions by entering into a bilateral credit support agreements with each counterparty.  These agreements require collateralization of credit exposures beyond specified minimum threshold amounts.  The Company’s agreement with its interest rate swap counterparty contains a provision whereby if either party defaults on any of its indebtedness, then that party could also be declared in default on its derivative obligations. The agreement with the Company’s derivative counterparty also includes certain other provisions that if not met, could result in the Company or the counterparty being declared in default.  If either the Company or the counterparty were to be declared in default, the other party to the agreement can terminate the derivative position and require settlement of all obligations as specifically outlined within the terms of the agreement.

Note 12:   Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) (“AOCI”), net of tax, for the periods indicated are summarized in the table below.

	For the three months ended June 30, 2019
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available- for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(3,087)	$(1,322)	$(53)	$(4,462)
Other comprehensive income before reclassifications	-	1,390	7	1,397
Amounts reclassified from AOCI	66	(25)	-	41
Ending balance	$(3,021)	$43	$(46)	$(3,024)

	For the three months ended June 30, 2018
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available- for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(2,188)	$(2,410)	$(414)	$(5,012)
Other comprehensive income before reclassifications	-	(854)	347	(507)
Amounts reclassified from AOCI	32	16	-	48
Ending balance	$(2,156)	$(3,248)	$(67)	$(5,471)

	For the six months ended June 30, 2019
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available- for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(3,152)	$(2,832)	$(58)	$(6,042)
Other comprehensive income before reclassifications	-	2,963	12	2,975
Amounts reclassified from AOCI	131	(88)	-	43
Ending balance	$(3,021)	$43	$(46)	$(3,024)

	For the six months ended June 30, 2018
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available- for-Sale Securities	Securities reclassified from AFS to HTM	Total
Beginning balance	$(2,220)	$(1,558)	$(430)	$(4,208)
Other comprehensive income before reclassifications	-	(1,848)	120	(1,728)
Amounts reclassified from AOCI	64	95	-	159
Cumulative effect of change in measurement of equity securities (1)	-	(53)	-	(53)
Cumulative effect of change in investment securities transfer (2)	-	116	243	359
Ending balance	$(2,156)	$(3,248)	$(67)	$(5,471)

(1)

Cumulative effect of unrealized gain on marketable equity securities based on the adoption of ASU 2016-01 – Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities.

(2)

Cumulative effect of unrealized gains on the transfer of 52 investment securities from held-to-maturity classification to available-for-sale classification based on the adoption of ASU 2017-12: Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.

The following table presents the amounts reclassified out of each component of AOCI for the indicated period:

	Amount Reclassified			Amount Reclassified
	from AOCI (1)			from AOCI (1)
	(Unaudited)			(Unaudited)
(In thousands)	For the three months ended			For the six months ended
Details about AOCI (1) components	June 30, 2019	June 30, 2018	Affected Line Item in the Statement of Income	June 30, 2019	June 30, 2018
Retirement plan items
Retirement plan net losses recognized in plan expenses (2)	$(84)	$(43)	Salaries and employee benefits	$(168)	$(86)
Tax effect	18	11	Provision for income taxes	37	22
	$(66)	$(32)	Net Income	$(131)	$(64)

Available-for-sale securities
Realized gain (loss) on sale of securities	$32	$(22)	Net gains (losses) on sales and redemptions of investment securities	$111	$(129)
Tax effect	(7)	6	Provision for income taxes	(23)	34
	$25	$(16)	Net Income	$88	$(95)

(1)	Amounts in parentheses indicates debits in net income.
(2)	These items are included in net periodic pension cost.

See Note 5 for additional information.

Note 13: Noninterest Income

The Company has included the following table regarding the Company’s noninterest income for the periods presented.

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2019	2018	2019	2018
Service fees
Insufficient funds fees	$272	$200	$480	$400
Deposit related fees	53	48	105	99
ATM fees	23	25	45	48
Total service fees	348	273	630	547
Fee Income
Insurance commissions	216	234	451	460
Investment services revenue	97	83	145	149
ATM fees surcharge	59	61	105	106
Banking house rents collected	33	36	68	66
Total fee income	405	414	769	781
Card income
Debit card interchange fees	187	148	331	291
Merchant card fees	22	20	38	33
Total card income	209	168	369	324
Mortgage fee income and realized gain on sale of loans and foreclosed real estate
Loan servicing fees	60	42	87	83
Net gains on sales of loans and foreclosed real estate	13	13	5	16
Total mortgage fee income and realized gain on sale of loans and foreclosed real estate	73	55	92	99
Total	1,035	910	1,860	1,751
Earnings and gain on bank owned life insurance	101	108	222	181
Net gains (losses) on sales and redemptions of investment securities	32	(22)	111	(129)
Gains on equity securities	16	13	57	26
Other miscellaneous income	35	15	62	90
Total noninterest income	$1,219	$1,024	$2,312	$1,919

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

Note 14: Leases

The Company has operating and finance leases for certain banking offices and land under noncancelable agreements.  Our leases have remaining lease terms that vary from less than one year up to 31 years, some of which include options to extend the leases for various renewal periods.  All options to renew are included in the current lease term when we believe it is reasonably certain that the renewal options will be exercised.

The Company elected to adopt the transition relief under Topic 842, Leases, using the modified retrospective transition method.  The periods presented prior to January 1, 2019 continue to be in accordance with ASC 840.

The components of the lease expense are as follows:

	For the three months	For the six months
	ended June 30,	ended June 30,
(In thousands)	2019	2019
Operating lease cost	$60	$119
Finance lease cost	$12	$12

	For the three months	For the six months
	ended June 30,	ended June 30,
(In thousands)	2019	2019
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$56	$104
Operating cash flows from finance leases	$12	$12
Financing cash flows from finance leases	$11	$11

Supplemental balance sheet information related to leases was as follows:

June 30,
(In thousands, except lease term and discount rate)	2019
Operating Leases:
Operating lease right-of-use assets	$2,458
Operating lease liabilities	$2,711

Finance Leases:
Financial Liability	$574

Weighted Average Remaining Lease Term:
Operating Leases	19.85 years
Finance Leases	29.83 years

Weighted Average Discount Rate:
Operating Leases	3.71%
Finance Leases	13.75%

Maturities of lease liabilities were as follows:

Years Ending June 30,
(In thousands)
2020	$116
2021	109
2022	93
2023	104
2024	114
Thereafter	2,749
Total minimum lease payments	$3,285

The Company owns certain properties that it leases to unaffiliated third parties at market rates.  Lease rental income was $34,000 and $36,000 for the three months ended June 30, 2019 and 2018, respectively.  Lease rental income was $68,000 and $66,000 for the six months ended June 30, 2019 and 2018, respectively.  All lease agreements, in which the Company is the lessor, are accounted for as operating leases.  The Company has no unamortized initial direct costs related to the establishment of these lease agreements at January 1, 2019.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

General

The Company is a Maryland corporation headquartered in Oswego, New York.  The Company is 100% owned by public shareholders.  The primary business of the Company is its investment in Pathfinder Bank (the "Bank"), a New York State chartered commercial bank, which is 100% owned by the Company.  The Bank has two wholly owned operating subsidiaries, Pathfinder Risk Management Company, Inc. (“PRMC”) and Whispering Oaks Development Corp. All significant inter-company accounts and activity have been eliminated in consolidation.  Although the Company owns, through its subsidiary PRMC, 51% of the membership interest in FitzGibbons Agency, LLC (“Agency”), the Company is required to consolidate 100% of FitzGibbons within the consolidated financial statements.  The 49% of which the Company does not own is accounted for separately as noncontrolling interests within the consolidated financial statements.  At June 30, 2019, the Company and subsidiaries had total consolidated assets of $1.0 billion, total consolidated liabilities of $925.0 million and shareholders' equity of $87.6 million plus noncontrolling interest of $239,000, which represents the 49% of FitzGibbons not owned by the Company.

The following discussion reviews the Company's financial condition at June 30, 2019 and the results of operations for the three and six month periods ended June 30, 2019 and 2018. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other period.

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

Deferred income tax assets and liabilities are determined using the liability method.  Under this method, the net deferred tax asset or liability is recognized for the future tax consequences.  This is attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating and capital loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  If current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established.  The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.  In the quarter ended March 31, 2019, the Company established, through a charge to earnings, a valuation allowance in the amount of $136,000 in order to reserve against deferred tax assets related to New York State income taxes.  Effective in January 2018, the Company adopted a modification methodology, made available following changes to the New York State tax code, effecting how the Company’s state income tax liability is computed.  Under this adopted methodology it is unlikely that the Company will pay income taxes to New York in future periods and it is therefore probable that the Company’s deferred tax assets related to New York State income taxes are unlikely to further reduce the Company’s state income tax rate in the future.  Accordingly, a valuation allowance against the value of those deferred tax assets was established to reduce the net deferred tax asset related to New York income taxes to $-0- at June 30, 2018.  At June 30, 2019, the Company had a valuation allowance of $61,000 established against the future projected benefits of deferred tax assets related to New York State income tax obligations. There were no valuation allowances against deferred tax assets at December 31, 2018.  The Company’s effective tax rate typically differs from the 21% federal statutory tax rate due primarily to tax-exempt income from specific types of investment securities and loans, bank owned life insurance, and, to a much lesser degree, the utilization of low income housing tax credits. These factors, which typically lower the effective tax rate for the Company, were offset by the establishment of the valuation allowance described above resulting in an effective tax rate of 27.8% for the six months ended June 30, 2019.

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

In total, therefore, the Company issued 306,977 shares of Common Stock, 1,155,283 shares of Series B Preferred Stock and the Warrant at the conclusion of the Private Placement.  The transaction raised $20.8 million in gross proceeds and the final net cash received from the Private Placement, after all issuance expenses, including placement fees and all other issuance/due diligence costs of $927,000 and $342,000, respectively, was $19.6 million.  The fair value of the Warrant at the time of issuance was $373,000. The Company intends to use the net cash received from the Private Placement to strengthen the Company’s current balance sheet, improve the regulatory capital of the Bank, support organic growth opportunities and for general corporate purposes.

On May 8, 2019, the Company filed Articles Supplementary with the Maryland Department of Assessments and Taxation to issue 1,155,283 shares of Series B Preferred Stock to Castle Creek. Each share of the Series B Preferred Stock will be convertible on a one-for-one basis into either (i) Common Stock under certain circumstances or (ii) non-voting common stock, par value $0.01 per share (which will also be convertible into Common Stock), subject to approval of the creation of such class of non-voting common stock by the Company’s stockholders.

Pursuant to Nasdaq rules, Castle Creek may not convert the Series B Preferred Stock or, in the future, the non-voting common stock into Common Stock, or exercise the Warrant if doing so would cause Castle Creek when combined with the purchases of certain directors and executive officers of the Company as well as other accredited investors in the Private Placement to own more than 19.99% of the Common Stock outstanding immediately prior to the execution of the Securities Purchase Agreement (the “Exchange Cap”). The Company must request stockholder approval to eliminate the Exchange Cap no later than at the 2021 annual meeting of Company shareholders. In addition, Castle Creek will need the approval or non-objection of the Board of Governors of the Federal Reserve System and the New York State Department of Financial Services if it seeks to increase its ownership of shares of Common Stock in excess of 9.9% of the outstanding shares of Common Stock.

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

As discussed above, pursuant to the Securities Purchase Agreement, on May 8, 2019, the Company issued a Warrant to Castle Creek to purchase 125,000 shares of Common Stock at an exercise price equal to $14.25 per share. At the same time, the Company entered into a Warrant Agreement with Castle Creek, to, among other things, authorize and establish the terms of the Warrant. The Warrant is exercisable at any time after May 8, 2019, and from time to time, in whole or in part, until May 8, 2026. However, the exercise of such Warrant remains subject to certain contractual provisions, the Exchange Cap, and regulatory approval if Castle Creek’s ownership of Common Stock would exceed 9.9%.  At June 30, 2019, Castle Creek owned 9.9% of the Company’s common stock.  The Warrant will receive dividends equal to the amount paid on the Company’s common stock.  The dividend payment shall be calculated on (1) the unexercised portion of the 125,000 notional shares encompassed within the terms of the Warrant, less (2) any exercised portion of the 125,000 shares, times (3) the amount of the quarterly dividend paid to common shareholders.  Dividend payments, if declared on the Company’s common stock, will be made on the Warrant until its expiration date.  The fair value of the Warrant at the time of its issuance to Castle Creek was $373,000.

Pursuant to the terms of the Securities Purchase Agreement, Castle Creek will be entitled to have one representative appointed to the Company’s board of directors for so long as Castle Creek, together with its respective affiliates, owns, in the aggregate, 4.9% or more of all of the outstanding shares of the Company’s Common Stock.  If Castle Creek, together with its respective affiliates, owns, in the aggregate, 4.9% or more of all of the outstanding shares of the Company’s Common Stock and does not have a board representative appointed to the Company’s board of directors, the Company will invite a person designated by Castle Creek to attend meetings of the Company’s Board of Directors as an observer.  At June 30, 2019, Castle Creek elected to have an observer present at substantially all meetings of the Company’s Board of Directors.

On June 21, 2019, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.06 per common and $0.06 per preferred share and a dividend equal to $8,000 related to the issued Warrant.  The dividends are payable on August 9, 2019 to shareholders of record on July 19, 2019.

Overview and Results of Operations

The following represents the significant highlights of the Company’s operating results between the second quarter of 2019 and the second quarter of 2018.

•	Net income decreased $338,000, or 35.8%, to $607,000.
•	Basic and diluted earnings per share were both $0.11 per share and decreased $0.12 per share and $0.11 per share, respectively.
•	Return on average assets decreased 18 basis points to 0.25% as the decrease in income outpaced the increase in average assets.
•

Net interest income, after provision for loan losses, decreased $74,000, or 1.2%, to $6.1 million.  Excluding the provision, net interest income increased $239,000, or 3.7%, to $6.7 million. This increase in earnings was primarily due to the increase in average balances of interest earning assets, accompanied by an increase in the average yield earned on interest-earning assets.

•

Net interest margin decreased by 17 basis points to 2.90%, primarily as a result of a $142.4 million increase in the average balance of time deposits, coupled with an 87 basis point increase in the average rate paid on time deposits.

•

The effective income tax rate increased 7.9% to 22.2% for the three months ended June 30, 2019 as compared to 14.3% for the same three month period in 2018.  The increase was primarily related to the tax benefit recognized related to the cashless exercise of incentive stock options in the prior year quarter.

The following represents significant highlights of the Company’s operating results between the first six months of 2019 and the first six months of 2018.

•Net income decreased $828,000, or 42.5%, to $1.1 million.

•	Basic and diluted earnings per share were both $0.23 per share and decreased $0.24 per share and $0.23 per share, respectively.
•	Return on average assets decreased 21 basis points to 0.23% as the decrease in income outpaced the increase in average assets.
•

Net interest income, after provision for loan losses, increased by $549,000, or 4.6%, to $12.5 million.  This increase in earnings was primarily due to the increase in average balances of interest earning assets, accompanied by an increase in the average yield earned on interest-earning assets.

•

Net interest margin decreased by 14 basis points to 2.91%, primarily as a result of a $120.3 million increase in the average balance of time deposits, coupled with an 86 basis point increase in the average rate paid on time deposits.

•

The effective income tax rate increased 12.7% to 27.8% for the six months ended June 30, 2019 as compared to 15.1% for the same six month period in 2018.  This increase was primarily related to the nonrecurring establishment, through a charge to earnings, of a $136,000 valuation allowance to reserve against deferred tax assets related to New York State income taxes.

The following reflects the significant changes in financial condition between the periods of December 31, 2018 and June 30, 2019.  In addition, the following reflects significant changes in asset quality metrics between June 30, 2018 and June 30, 2019.

•

Total assets increased $79.7 million, or 8.6% to $1.0 billion at June 30, 2019, as compared to December 31, 2018, primarily due to increases in loans and cash and cash equivalents partially offset by a decrease in investment securities. These increases were funded largely by increases in deposits, including brokered deposits, as well as the cash flow from the sale and maturity of investment securities.
•

Asset quality metrics remained stable in comparison to recent reporting periods. The Company’s consistent asset quality metrics are reflective of its disciplined risk management process, along with the relative economic stability of its Central New York State market area.  The annualized net loan charge-offs to average loans ratio was 0.07% for the second quarter of 2019, compared to 0.14% for the second quarter of 2018, and 0.22% for the fourth quarter of 2018.  Nonperforming loans to total loans decreased 36 basis points to 0.54% at June 30, 2019, compared to 0.90% at June 30, 2018. Nonperforming loans to total loans increased 19 basis points to 0.54% at June 30, 2019, compared to 0.35% at December 31, 2018. Correspondingly, the ratio of the allowance for loan losses to nonperforming loans for second quarter 2019 was 208.39%, as compared to 139.7% at June 30, 2018, and 340.13% at December 31, 2018.

The Company had net income of $607,000 for the three months ended June 30, 2019 compared to net income of $945,000 for the three months ended June 30, 2018.  The $338,000 decrease in net income was due primarily to a $1.4 million increase in interest expense, a $412,000 increase in noninterest expense, and a $313,000 increase in the provision for loan losses. These fluctuations were partially offset by a $1.6 million increase in interest and dividend income and a $195,000 increase in noninterest income.

Net interest income before the provision for loan losses increased $239,000, or 3.7%, to $6.7 million for the three months ended June 30, 2019 as compared to $6.5 million for the same three month period in 2018.  The increase was primarily the result of the increase in average interest-earning asset balances due to increases in average loans and average taxable investment securities.  The positive effects of increased average interest-earning assets for the three months ended June 30, 2019, as compared to the same three month period in 2018, were also enhanced by an increase in the average yield of interest-earning assets of 31 basis points to 4.36% for the three months ended June 30, 2019 from 4.05% for the same three month period of the previous year. This increase in net interest income was partially offset by an increase in the average balance and average cost of interest-bearing liabilities between the year-over-year second quarter periods.

The $195,000, or 19.0%, increase in noninterest income in the quarter ended June 30, 2019, as compared to the same quarterly period in 2018, was primarily the result of a $75,000 increase on service charges on deposit accounts. Further contributing to the increase in noninterest income was a net increase of $54,000 in the net gains on the sales and redemptions of investment securities from a loss of $22,000 for the three months ended June 30, 2018 to a net gain of $32,000 for the same quarter in 2019.  The investment securities sales were part of the Company’s portfolio optimization and liquidity management strategies. It is the intention of management to reinvest the proceeds of these investment securities transactions into potentially higher yielding interest-earning assets in future periods. All other noninterest income categories increased by $66,000, or 8.5% in the quarter ended June 30, 2019 as compared to the prior year quarter.

The $412,000 increase in noninterest expense in the quarter ended June 30, 2019, as compared to the same quarterly period in 2018, was due primarily to an increase of $243,000, or 7.6%, in salaries and employee benefits expense that reflected an increase in staffing levels intended to meet increased loan demand and to better serve customers and potential customers as the Bank’s operations continue to expand primarily into Onondaga County, New York.  In addition, data processing costs and building occupancy costs increased $134,000 and $129,000, respectively. The increases in these operating costs were partially due to expenses related to our new banking location in Onondaga County.  All other noninterest expense categories decreased $94,000, or 4.8%, in aggregate during the quarter ended June 30, 2019, as compared to the same three month period in 2018.

In comparing the year-over-year second quarter periods, the return on average assets decreased 18 basis points to 0.25% due to the combined effects of the decrease in net income (the numerator in the ratio) and the increase in average assets (the denominator in the ratio).  Average assets increased due to increases in average loans and average taxable investment securities of $59.1 million and $42.4 million, respectively, in the second quarter of 2019 as compared to the same quarter of 2018.  Average interest-bearing deposits increased $71.6 million in the second quarter of 2019, as compared with the same quarter in 2018.  The increase in deposits was the result of organic growth within our existing marketplace coupled with targeted promotions for our time deposit products.

The Company had net income of $1.1 million for the six months ended June 30, 2019 compared to net income of $1.9 million for the six months ended June 30, 2018.  The $828,000 decrease in net income was due primarily to a $2.7 million increase in interest expense, a $1.7 million increase in noninterest expense, and a $78,000 increase in income tax expense. These fluctuations were partially offset by an increase of $3.1 million in interest and dividend income, a $393,000 increase in noninterest income, and a $156,000 decrease in the provision for loan losses.

Net interest income before the provision for loan losses increased $393,000, or 3.1%, to $13.3 million for the six months ended June 30, 2019 as compared to the same six month period in the previous year.  The increase was a result of the increase in average balances on loans and taxable investment securities and an increase in the average yield earned on those balances, partially offset by an increase in the average balance and average cost of interest-bearing liabilities between the year-over-year six month periods.

The $393,000, or 20.5%, increase in noninterest income in the six months ended June 30, 2019, as compared to the same six month period in 2018, was primarily the result of a net increase of $240,000 in the net gains on the sales and redemptions of investment securities from a loss of $129,000 for the six months ended June 30, 2018 to a net gain of $111,000 for the same six month period in 2019. The investment securities sales were part of the Company’s portfolio optimization and liquidity management strategies. It is the intention of management to reinvest the proceeds of these investment securities transactions into potentially higher yielding interest-earning assets in future periods. Also contributing to the increase in noninterest income was service charges on deposit accounts, earnings and gain on bank owned life insurance, and gains on marketable equity securities, which increased $83,000, $41,000, and $31,000, respectively.  All other noninterest income categories decreased by $2,000, or .2%, in the six months ended June 30, 2019 as compared to the prior year period.

The $1.7 million increase in noninterest expense was due primarily to an increase of $914,000, or 14.8%, in salary and employee benefits expense that reflected, in part, approximately $197,000 in one-time employee severance payments and $144,000 in reduced accrued earnings from the Company’s defined benefit pension plan (due primarily to market value declines in the Company’s pension assets at December 31, 2018).  The remainder of the year-over-year increase in salary and benefits expense of $573,000 was primarily due to increases in staffing levels intended to meet increased loan demand and to better serve customers and potential customers as the Bank’s operations continue to expand into Onondaga County. In addition, data processing costs, foreclosed real estate expenses, and building occupancy costs increased $250,000, $222,000, and $199,000, respectively. The increase in data processing and building occupancy costs were partially due to expenses related to our new banking location in Onondaga County.  Foreclosed real estate expenses increased due to expenses related to the final disposition of a single foreclosed commercial property. All other noninterest expense categories increased $79,000, or 2.4%, in aggregate for the six month period ended June 30, 2019, as compared to the same six month period in 2018.

For the three months ended June 30, 2019, we recorded $610,000 in provision for loan losses as compared to $297,000 in the same prior year three month period.  This $313,000 increase in the provision for loan losses was reflective of continued significant growth in the Bank’s commercial lending portfolio and the addition of one commercial loan relationship that required a specific reserve of $176,000. Average loan balances increased $59.1 million, or 9.7%, in the second quarter of 2019 as compared with the same quarter of 2018.

For the first six months of 2019, we recorded $754,000 in provision for loan losses as compared to $910,000 in the same prior year six month period.  This $156,000 decrease in the provision for loan losses was reflective of changes to both quantitative and environmental factors deemed appropriate for the Bank’s loan portfolio, as well as stable asset quality metrics, partially offset by an increase in the provision for loan losses recorded due to the increase in the loan portfolio’s aggregate size.  Further, at December 31, 2018, the Bank had $152,000 in unallocated reserves to absorb future potential losses reducing the provision necessary for the first half of 2019.  There were no unallocated reserves at March 31, 2019 or June 30, 2019.

Return on average assets decreased 21 basis points to 0.23% between the year-over-year six month periods as the change in net income in the six month period ended June 30, 2019 (the numerator of the ratio) decreased by a slightly higher percentage than the rate at which average assets (the denominator of the ratio) grew during the period.

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

	For the three months ended June 30,
	2019			2018
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$666,428	$8,222	4.93%	$607,286	$7,018	4.62%
Taxable investment securities	228,506	1,729	3.03%	186,147	1,232	2.65%
Tax-exempt investment securities	9,383	51	2.17%	33,302	217	2.61%
Fed funds sold and interest-earning deposits	22,222	106	1.91%	15,135	49	1.30%
Total interest-earning assets	926,539	10,108	4.36%	841,870	8,516	4.05%
Noninterest-earning assets:
Other assets	67,935			55,763
Allowance for loan losses	(7,372)			(7,544)
Net unrealized losses
on available-for-sale securities	(1,685)			(3,876)
Total assets	$985,417			$886,213
Interest-bearing liabilities:
NOW accounts	$67,380	$28	0.17%	$64,157	$27	0.17%
Money management accounts	13,415	5	0.15%	13,584	5	0.15%
MMDA accounts	177,284	395	0.89%	250,502	599	0.96%
Savings and club accounts	85,283	25	0.12%	85,892	22	0.10%
Time deposits	368,708	2,287	2.48%	226,358	913	1.61%
Subordinated loans	15,102	217	5.75%	15,071	210	5.57%
Borrowings	71,701	445	2.48%	65,470	273	1.67%
Total interest-bearing liabilities	798,873	3,402	1.70%	721,034	2,049	1.14%
Noninterest-bearing liabilities:
Demand deposits	101,675			96,226
Other liabilities	10,395			5,772
Total liabilities	910,943			823,032
Shareholders' equity	74,474			63,181
Total liabilities & shareholders' equity	$985,417			$886,213
Net interest income		$6,706			$6,467
Net interest rate spread			2.66%			2.91%
Net interest margin			2.90%			3.07%
Ratio of average interest-earning assets
to average interest-bearing liabilities			115.98%			116.76%

	For the six months ended June 30,
	2019			2018
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$650,169	$15,797	4.86%	$600,548	$13,736	4.57%
Taxable investment securities	226,586	3,605	3.18%	193,731	2,428	2.51%
Tax-exempt investment securities	13,903	159	2.29%	35,564	465	2.62%
Fed funds sold and interest-earning deposits	21,390	216	2.02%	14,412	96	1.33%
Total interest-earning assets	912,048	19,777	4.34%	844,255	16,725	3.96%
Noninterest-earning assets:
Other assets	66,878			54,540
Allowance for loan losses	(7,324)			(7,324)
Net unrealized (losses)
on available for sale securities	(2,468)			(3,358)
Total assets	$969,134			$888,113
Interest-bearing liabilities:
NOW accounts	$68,819	$56	0.16%	$68,100	$52	0.15%
Money management accounts	13,820	10	0.14%	14,246	11	0.15%
MMDA accounts	180,907	829	0.92%	252,798	1,072	0.85%
Savings and club accounts	84,792	50	0.12%	83,901	43	0.10%
Time deposits	345,486	4,140	2.40%	225,223	1,733	1.54%
Subordinated loans	15,097	434	5.75%	15,066	413	5.48%
Borrowings	79,200	1,005	2.54%	66,981	541	1.62%
Total interest-bearing liabilities	788,121	6,524	1.66%	726,315	3,865	1.06%
Noninterest-bearing liabilities:
Demand deposits	101,480			92,803
Other liabilities	9,383			5,960
Total liabilities	898,984			825,078
Shareholders' equity	70,150			63,035
Total liabilities & shareholders' equity	$969,134			$888,113
Net interest income		$13,253			$12,860
Net interest rate spread			2.68%			2.90%
Net interest margin			2.91%			3.05%
Ratio of average interest-earning assets
to average interest-bearing liabilities			115.72%			116.24%

As indicated in the above tables, net interest income, before provision for loan losses, increased $239,000, or 3.7%, to $6.7 million for the three months ended June 30, 2019 as compared to $6.5 million for the same prior year period.  This increase was due principally to the $84.7 million, or 10.1%, increase in the average balance of interest-earning assets, and an increase of 31 basis points on the average yield earned on those assets.  These positive factors on net interest income were partially offset by an increase in the average balance of interest-bearing liabilities of $77.8 million, or 10.8%, and an increase of 56 basis points on the average interest rate paid on those liabilities.   In total, net interest margin decreased 17 basis points to 2.90% due largely to the increase in rates paid on average interest-bearing liabilities, as noted above.  The following analysis should also be viewed in conjunction with the table below which reports the changes in net interest income attributable to rate and volume.

Interest and dividend income increased $1.6 million, or 18.7%, to $10.1 million for the three months ended June 30, 2019 compared to $8.5 million for the same three month period in 2018.  The increase in interest income was due principally to the increase in average interest-earning assets (primarily loans and taxable investment securities), which increased between the year-over-year second quarter periods by 12.8%.  The increase in the average balances of loans reflected the Company’s continued success in its expansion within the greater Syracuse, New York market.  Further supporting the quarter-over-quarter increase in interest income, the average yield on the loans and taxable investment portfolio improved 31 basis points to 4.93% and 38 basis points to 3.03%, respectively.  This increase in the average yield on loans was the result of new loan production being added to the loan portfolio at rates slightly higher than the average yields of the previously existing portfolio.  The increase in the average yield on taxable investment securities was the result of an increase in book yields on adjustable-rate securities and the purchase of new securities, often with longer durations or more credit risk exposure, at rates higher than the average yields of securities within the previously-existing portfolio whose balances continue to be reduced by amortization and maturities.

Interest expense for the three months ended June 30, 2019 increased $1.4 million, or 66.0%, to $3.4 million when compared to the same prior year period.  Deposit interest expense increased $1.2 million, or 75.0%, to $2.7 million due to a $71.6 million increase in the average balance of interest-bearing deposits accompanied by a 56 basis point increase in the average annualized rate paid on these deposits to 1.54% for the three months ended June 30, 2019, as compared with the same three month period in 2018. This increase in average rates was primarily due to an 87 basis point increase in the average rates paid on time deposits, during the three months ended June 30, 2019 as compared to the same three month period in 2018.  The increases in the average rates paid on time deposits reflected the competitive environment for such deposits within the Company’s marketplace as well as a general increase in short-term interest rates nationally. Further contributing to the increase in interest expense was a $172,000 increase in borrowings expense, which increased due to general increases in short-term interest rates nationally along with a $6.2 million increase in the average balance of borrowings.

For the six month period ended June 30, 2019, net interest income, before the provision for loan losses, increased $393,000, or 3.1%, to $13.3 million compared to $12.9 million for the six months ended June 30, 2018.  Interest and dividend income increased $3.1 million, or 18.3%, to $19.8 million for the six months ended June 30, 2019 from $16.7 million for the same six month period in 2018.  The increase in interest income was due principally to the increase in average balances of loan and taxable investment securities, which increased 8.3% and 17.0%, respectively, between the year-over-year six month periods.  The increase in the average balances of loans reflected the Company’s continued success in its expansion within the greater Syracuse market.  These increases were also positively affected by the increase in the average yield on loans and taxable investment securities of 29 basis points to 4.86% and 67 basis points to 3.18%, respectively.  This increase in the average yield on loans was the result of new loan production being added to the loan portfolio at rates slightly higher than the average rates of the previously existing portfolio.  The increase in the average yield on taxable investment securities was the result of an increase in book yields on adjustable-rate securities and the purchase of new securities, often with longer durations or more credit risk exposure, at rates higher than the average rates of securities within the previously-existing portfolio whose balances continue to be reduced by amortization, maturities and sales. Further contributing to the increase in interest expense was a $464,000 increase in borrowings expense, which increased due to general increases in short-term interest rates nationally along with a $12.2 million increase in the average balance of borrowings.

Interest expense for the six months ended June 30, 2019 increased $2.7 million, or 68.8%, to $6.5 million as compared to $3.9 million for the six months ended June 30, 2018.  The increase in interest expense was due principally to the increase in average interest-bearing liabilities of $61.8 million, along with a 60 basis point increase in the average rate paid on these liabilities to 1.66%.  The increase in average rates paid on interest-bearing liabilities was due to a $2.2 million increase in deposit interest expense and a $464,000 increase in interest expense paid on borrowed funds. The average balances of interest-bearing deposits, which include brokered deposits, increased $49.6 million between the year-over-year six month periods.  Deposit interest expense increased 57 basis points to 1.47% for the six months ended June 30, 2019 as compared with the same six month period in 2018.  This increase was primarily due to an 86 basis point increase in the average rate paid on time deposits, during the six months ended June 30, 2019 as compared to the same time period in 2018.  The increases in rates paid on those deposits reflected the competitive environment for such deposits within the Company’s marketplace and a general increase in short-term interest rates nationally.

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

	Three months ended June 30,			Six months ended June 30,
	2019 vs. 2018			2019 vs. 2018
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Loans	$711	$493	$1,204	$1,175	$886	$2,061
Taxable investment securities	305	192	497	455	722	1,177
Tax-exempt investment securities	(135)	(31)	(166)	(254)	(52)	(306)
Interest-earning deposits	28	29	57	58	62	120
Total interest income	909	683	1,592	1,434	1,618	3,052
Interest Expense:
NOW accounts	3	(2)	1	1	3	4
Money management accounts	-	-	-	-	(1)	(1)
MMDA accounts	(165)	(39)	(204)	(459)	216	(243)
Savings and club accounts	(1)	4	3	-	7	7
Time deposits	741	633	1,374	1,178	1,229	2,407
Subordinated loans	-	7	7	1	20	21
Borrowings	28	144	172	112	352	464
Total interest expense	606	747	1,353	833	1,826	2,659
Net change in net interest income	$303	$(64)	$239	$601	$(208)	$393

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

Management extensively reviews recent trends in historical losses, qualitative factors and specific reserve needs on loans individually evaluated for impairment in its determination of the adequacy of the allowance for loan losses. We recorded $610,000 in provision for loan losses for the three month period ended June 30, 2019, as compared to $297,000 for the three month period ended June 30, 2018.  The $313,000 increase in the provision for loan losses was reflective of continued significant growth in the Bank’s commercial lending portfolio and the addition of one commercial loan relationship that required a specific reserve of $176,000. Average loan balances increased $59.1 million, or 9.7%, in the second quarter of 2019 as compared with the same quarter of 2018.

For the first six months of 2019, we recorded $754,000 in provision for loan losses as compared to $910,000 in the same prior year six month period.  This $156,000 decrease in the provision for loan losses was reflective of changes to both quantitative and environmental factors deemed appropriate for the Bank’s loan portfolio, as well as stable asset quality metrics, partially offset by an increase in the provision for loan losses recorded due to the increase in the loan portfolio’s aggregate size.  Further, at December 31, 2018, the Bank had $152,000 in unallocated reserves to absorb future potential losses reducing the provision necessary for the first quarter of 2019.  There were no unallocated reserves at March 31, 2019 or June 30, 2019.

The Company measures delinquency based on the amount of past due loans as a percentage of total loans.  The ratio of delinquent loans to total loans increased to 2.45% at June 30, 2019 as compared to 1.81% at December 31, 2018.  Delinquent loans (numerator) increased $5.8 million while total loan balances (denominator) increased $72.5 million at June 30, 2019, as compared to December 31, 2018.  The increase in past due loans was primarily driven by an increase of $3.0 million in loans delinquent 30-59 days, an increase of $1.6 million in loans delinquent more than 90 days, and a $1.2 million increase in loans delinquent 60-89 days.  The increase in loans 30-59 days past due at June 30, 2019 as compared to December 31, 2018 was primarily due to the addition of one other commercial and industrial loan totaling $2.5 million.  The increase in loans delinquent 90 days or more at June 30, 2019 as compared to December 31, 2018 was primarily due to the addition of six commercial real estate loans totaling $1.8 million. The increase in loans 60-89 days past due at June 30, 2019 as compared to December 31, 2018 was primarily due to the addition of three other commercial and industrial loans totaling $880,000 and the addition of one commercial line of credit totaling $550,000.

At June 30, 2019, there were $17.0 million in loans past due including $11.1 million in loans 30-59 days past due, $2.3 million in loans 60-89 days past due and $3.6 million in loans 90 or more days past due.  At December 31, 2018, there were $11.2 million in loans past due, including $8.1 million in loans 30-59 days past due, $1.1 million in loans 60-89 days past due and $2.0 million in loans 90 or more days past due.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, including insurance agency commissions, and net gains on sales of securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
(Dollars in thousands)	2019	2018	Change		2019	2018	Change
Service charges on deposit accounts	$348	$273	$75	27.5%	$630	$547	$83	15.2%
Earnings and gain on bank owned life insurance	101	108	(7)	-6.5%	222	181	41	22.7%
Loan servicing fees	60	42	18	42.9%	87	83	4	4.8%
Debit card interchange fees	187	148	39	26.4%	331	291	40	13.7%
Insurance agency revenue	218	236	(18)	-7.6%	461	465	(4)	-0.9%
Other charges, commissions and fees	244	213	31	14.6%	408	439	(31)	-7.1%
Noninterest income before gains (losses)	1,158	1,020	138	13.5%	2,139	2,006	133	6.6%
Net gains (losses) on sales and redemptions of investment securities	32	(22)	54	245.5%	111	(129)	240	186.0%
Gains on marketable equity securities	16	13	3	23.1%	57	26	31	119.2%
Net gains on sales of loans and foreclosed real estate	13	13	-	0.0%	5	16	(11)	-68.8%
Total noninterest income	$1,219	$1,024	$195	19.0%	$2,312	$1,919	$393	20.5%

The $195,000, or 19.0%, increase in noninterest income in the quarter ended June 30, 2019, as compared to the same quarterly period in 2018, was partially due to the net increase of $54,000 in the net gains on the sales and redemptions of investment securities from a loss of $22,000 for the three months ended June 30, 2018 to a net gain of $32,000 for the same quarter in 2019.  The investment securities sales were part of the Company’s portfolio optimization and liquidity management strategies. It is the intention of management to reinvest the proceeds of these investment securities transactions into potentially higher yielding interest-earning assets in future periods.

Excluding the effects of the quarter over quarter increase in gains on the sale of investment securities, all other noninterest income categories increased in the aggregate by $141,000, or 13.5% to $1.2 million in the quarter ended June 30, 2019 as compared with $1.0 million in the same quarter of 2018.  This $141,000 quarter over quarter increase in noninterest income, excluding the effects of gains on the sales and redemptions of investment securities, was due primarily to increases of $75,000 in service charges on deposit accounts, $39,000 in debit card interchange fees, $31,000 in other charges, commissions and fees, and $18,000 in loan servicing fees.  These increases were offset by an $18,000 decrease in insurance agency revenue.

The $393,000, or 20.5%, increase in noninterest income in the six months ended June 30, 2019, as compared to the same six month period in 2018, was primarily the result of a net increase of $240,000 in the net gains on the sales and redemptions of investment securities from a loss of $129,000 for the six months ended June 30, 2018 to a net gain of $111,000 for the same six month period in 2019. The investment securities sales were part of the Company’s portfolio optimization and liquidity management strategies. It is the intention of management to reinvest the proceeds of these investment securities transactions into potentially higher yielding interest-earning assets in future periods.

Excluding the effects of the period over period increase in gains on the sale of investment securities, all other noninterest income categories increased in the aggregate by $153,000, or 7.5%, to $2.2 million in the six months ended June 30, 2019 as compared with $2.0 million in the same six month period of 2018.  This $153,000 period over period increase in noninterest income, excluding the effects of gains on the sales and redemptions of investment securities, was due primarily to increases of $83,000 in service charges on deposit accounts, a $41,000 increase in earnings and gains on bank owned life insurance, a $40,000 increase in debit card interchanges fees, and a $31,000 increase in gains on marketable equity securities. These increases were offset by decreases of $31,000 in other charges, commissions and fees and $11,000 in net gains on sale of loans and foreclosed real estate.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
(Dollars in thousands)	2019	2018	Change		2019	2018	Change
Salaries and employee benefits	$3,454	$3,211	$243	7.6%	$7,104	$6,190	$914	14.8%
Building occupancy	632	503	129	25.6%	1,287	1,088	199	18.3%
Data processing	587	453	134	29.6%	1,162	912	250	27.4%
Professional and other services	380	405	(25)	-6.2%	716	736	(20)	-2.7%
Advertising	242	281	(39)	-13.9%	481	468	13	2.8%
FDIC assessments	130	135	(5)	-3.7%	241	255	(14)	-5.5%
Audits and exams	100	105	(5)	-4.8%	200	210	(10)	-4.8%
Insurance agency expense	229	325	(96)	-29.5%	428	489	(61)	-12.5%
Community service activities	144	141	3	2.1%	282	228	54	23.7%
Foreclosed real estate expenses	59	48	11	22.9%	296	74	222	300.0%
Other expenses	582	520	62	11.9%	1,053	936	117	12.5%
Total noninterest expenses	$6,539	$6,127	$412	6.7%	$13,250	$11,586	$1,664	14.4%

The $412,000, or 6.7%, increase in noninterest expense between the year-over-year second quarter periods was principally due to an increase in salaries and employee benefits expense of $243,000, or 7.6%.  All other noninterest expenses in aggregate increased $169,000, or 5.8%, for the three months ended June 30, 2019 as compared to the same three month period in 2018.  The detail of the components of the overall increase in noninterest expense is as follows:

•

The $243,000 increase in salaries and employee benefits expense in the second quarter of 2019, as compared to the same three month period in 2018, was primarily due to increases of $343,000 in salary expense and increases of $197,000 in employee benefits expense, including employee payroll tax expenses. Offsetting these increases was a $315,000 decrease in commission expenses. Commission expense decreased primarily due to additional accruals in the second quarter of 2018 that related to the timing of commissions payments, primarily to the senior management team of the Agency under a revised compensation formula established at the end of 2017.  Salaries expense increased primarily as the result of additional staff members supporting current and planned asset growth and risk management activities as well as increased customer service and other operating costs reflecting the ramp-up period for our two new banking locations in Oneida and Onondaga counties. The year-over-year increases in employee benefit expenses were consistent with the salary increases discussed above.
•

The $134,000 increase in data processing costs was primarily due to $62,000 in additional depreciation related to recently completed projects and $27,000 in processing fees paid by the Bank that were based on increased levels of customer activity primarily transacted through its electronic delivery channels.

•

The increase in building and occupancy expenses was primarily due to $23,000 in additional depreciation expense related to recently completed building modernization and refurbishment projects, a $21,000 increase in property taxes, a $17,000 increase in utilities and communications, and a $12,000 increase in building and machine maintenance.  These increases are consistent with branch and operational growth.

•	All other noninterest expenses decreased in aggregate in the year-over-year three month periods by a total of $94,000, or 4.8%, due to a broad range of individually immaterial variances.

The $1.7 million, or 14.4%, increase in noninterest expenses between the six month period ended June 30, 2019 and the same six month period in the prior year was principally due to an increase in salaries and employee benefits expense, data processing expense, foreclosed real estate expense, building occupancy expense, and other expenses.  The detail of the components of the overall increase in noninterest expense is as follows:

•

The $914,000 increase in salaries and employee benefits expense in the first six months of 2019, as compared to the same six month period in 2018, was primarily due to increases of $764,000 in salary expense and increases of $437,000 in employee benefits expense, including employee payroll tax expenses. Offsetting these increases was a $281,000 decrease in commission expenses. Commission expense decreased primarily due to additional accruals in the prior year in the second quarter of 2018 that related to the timing of commissions payments, primarily to the senior management team of the Agency under a revised compensation formula established at the end of 2017.  Salaries expense increased primarily as the result of additional staff members supporting current and planned asset growth and risk management activities as well as increased customer service and other operating costs reflecting the ramp-up period for our two new banking locations in Oneida and Onondaga counties. The year-over-year increases in employee benefit expenses were consistent with the salary increases discussed above.

•

The $250,000 increase in data processing costs was primarily due to $128,000 in additional depreciation related to recently completed projects and $70,000 in processing fees paid by the Bank that were based on increased levels of customer activity primarily transacted through its electronic delivery channels.

•

Foreclosed real estate expenses increased $222,000 as a result of property taxes paid on a foreclosed property. This foreclosed property was sold in February 2019 and is no longer in foreclosed real estate at June 30, 2019.

•

The increase in building occupancy costs was primarily due to $40,000 in additional depreciation expense related to recently completed building modernization and refurbishment projects, a $42,000 increase in utilities and communications, and a $27,000 increase in building and machine maintenance.  These increases are consistent with branch and operational growth.

•	All other noninterest expenses increased in aggregate in the year-over-year six month periods by a total of $79,000, or 2.4%, due to a broad range of individually immaterial variances.

At June 30, 2019, the Bank serviced 197 residential mortgage loans in the aggregate amount of $11.3 million that have been sold on a non-recourse basis to FNMA.  FNMA is the only unrelated third-party that has acquired loans originated by the Bank. On an infrequent basis, loans previously sold to FNMA that subsequently default may be found to have underwriting defects that place the loans out of compliance with the representations and warranties made by the Bank.  This can occur at any time while the loan is outstanding.  In such cases, the Bank is required to repurchase the defaulted loans from FNMA.  Repurchase losses sustained by the Bank include all costs incurred by FNMA as part of the foreclosure process, including items such as delinquent property taxes and legal fees.  Management continues to monitor the underwriting standards applied to all residential mortgage loan originations and subsequent sales through its quality control processes and considers these occurrences and their related expenses to be isolated instances.

Income Tax Expense

Income tax expense increased $9,000 to $175,000, with an effective tax rate of 22.2%, for the quarter ended June 30, 2019, as compared to $166,000, with an effective tax rate of 14.3%, for the same three month period in 2018.  The increase in income tax expense in the current quarter, as compared to the same quarter in 2018, was primarily due to the recognition of tax benefits of $52,000 in the second quarter of 2018 that resulted from the cashless exercise of incentive stock options by certain executives of the Company.  Excluding the tax benefit effects of the stock option exercises, income tax expense for the second quarter of 2018 would have been $218,000, with an effective rate of 18.8%. There were no tax benefits derived from the exercise of these options in the second quarter of 2019.

Income tax expense increased $78,000 to $426,000, with an effective tax rate of 27.8% for the six months ended June 30, 2019 as compared to $348,000, with an effective tax rate of 15.1%, for the same six month period in 2018. In the first quarter of 2019, the Company established, through a charge to earnings, a valuation allowance in the amount of $136,000, increasing the Company’s effective tax rate by 8.9%, in order to establish a reserve against deferred tax assets related to New York State income taxes. Effective in January 2018, the Company adopted a modification methodology, made available following changes to the New York State tax code, effecting how the Company’s state income tax liability is computed. Under this adopted methodology, it is unlikely that the Company will pay income taxes to New York in future periods and it is therefore probable that the Company’s deferred tax assets related to New York State income taxes are unlikely to further reduce the Company’s State tax rate in the future. Accordingly, a valuation allowance against the recorded value of those deferred tax assets was established in order to reduce the net deferred tax asset related to New York income taxes to $-0- at June 30, 2019. There were no valuation allowances against deferred tax assets at December 31, 2018.

The Company’s effective tax rate differs from the statutory federal tax rate of 21% due primarily to tax-exempt income from specific types of investment securities and loans, bank owned life insurance, and, to a much lesser degree, the utilization of low income housing credits. In addition, the tax effects of certain incentive stock option activity may also reduce the Company’s effective tax rate on a sporadic basis. During the six months ended June 30, 2019 these effects reduced the Company’s effective tax rate by 1.8%. Excluding the nonrecurring charge related to the deferred tax asset valuation allowance, income tax expense in the first half of 2019 would have been $58,000 less than the prior period, and the effective tax rate would have been 18.9%. The reduction in income tax expense and the effective tax rate in the first half of 2019, as compared to the previous period, was primarily attributable to the year-over-year six month quarter reduction in pre-tax net income.

Earnings per Share

Basic and diluted earnings per share were $0.11 per share for the second quarter of 2019, as compared to $0.23 per basic and diluted share for the same quarter of 2018.

Basic and diluted earnings per share were $0.23 for the six month period ended June 30, 2019, as compared to $0.47 and $0.46, respectively, for the same prior year period.  The decrease in earnings per share between these two periods was due to the decrease in net income between these two time periods.  Further information on earnings per share can be found in Note 3 of this Form 10-Q.

Changes in Financial Condition

Assets

Total assets increased $79.7 million, or 8.6%, to $1.0 billion at June 30, 2019 as compared to $933.1 million at December 31, 2018.  This increase was due primarily to increases in loans and cash and cash equivalents, partially offset by a decrease in investment securities.

Total loans receivable increased $72.0 million, or 11.8%, to $685.0 million at June 30, 2019 from $613.0 million at December 31, 2018. Commercial loans, consumer loans, and residential loans recorded increases between these two dates, with increases of $41.5 million, $27.2 million, and $3.7 million, respectively.

Investment securities decreased $18.7 million, or 8.0%, to $213.4 million at June 30, 2019, as compared to $232.0 million at December 31, 2018, due principally to sales and maturities of securities during the first six months of 2019.

Cash and cash equivalents increased $24.0 million, or 91.3%, to $50.3 million at June 30, 2019, as compared to $26.3 million at December 31, 2018.  The $24.0 million increase in cash and cash equivalents was primarily due to a strategic increase in short-term liquidity in anticipation of continued high levels of demand for loan fundings in the second half of 2019.  The Bank considers its statutorily required cash reserve balances held at the Federal Reserve Bank to be restricted cash.  Total restricted cash was -$0- and $4.0 million at June 30, 2019 and December 31, 2018, respectively.

Liabilities

Total liabilities increased $56.4 million, or 6.5%, to $925.0 million at June 30, 2019 compared to $868.7 million at December 31, 2018.  Deposits increased $81.6 million, or 11.2%, to $808.6 million at June 30, 2019, compared to $727.1 million at December 31, 2018.  This increase was the result of an increase in deposits obtained directly from customers within the Bank’s marketplace of $59.1 million, primarily due to increases in time deposits. This increase was further enhanced by the seasonally-normal strong deposit inflows related to the Bank’s municipal depositor relationships, which increased $16.6 million. The increase in these customer deposits during the six months ended June 30, 2019 was partially offset by a decrease in business deposits of $27.3 million. In March 2019, the Bank took on additional brokered time deposits through an unrelated financial institution in the amount of $24.0 million. The Bank utilizes the Certificates of Deposit Account Registry Service (“CDARS”) provided by Promontory Interfinancial Network and other deposits acquired through unaffiliated financial institutions as forms of brokered deposits. At June 30, 2019 deposits obtained through the use of this service increased $9.6 million to $51.0 million as compared to $41.4 million at December 31, 2018. Borrowed funds balances from the FHLB-NY decreased $29.1 million, or 24.5%, to $89.4 million at June 30, 2019 from $118.5 million at December 31, 2018.

Shareholders’ Equity

The Company’s shareholders’ equity, exclusive of the noncontrolling interest, increased $23.4 million, or 36.4%, to $87.6 million at June 30, 2019 from $64.2 million at December 31, 2018. This increase was principally due to the $20.0 million increase in additional paid in capital, a $3.0 million increase in comprehensive income, a $275,000 increase in retained earnings, and a $90,000 increase in ESOP shares earned. Additional paid in capital increased as a result of the proceeds received from the Private Placement of common and preferred shares that took place in May 2019. Comprehensive income increased primarily as the result of the appreciation in the fair market value of our available-for-sale investment securities during the six months ended June 30, 2019.  The slight increase in retained earnings resulted from $1.1 million in net income recorded in the first six months of 2019.  Partially offsetting the increase in retained earnings was a $239,000 one-time adjustment related to the cumulative effect of the capitalization of the operating lease right-of-use-assets based on the adoption of ASU 2016-02 - Leases (Topic 842).  In addition, retained earnings was further reduced by $530,000 for cash dividends declared on our common stock, $69,000 for cash dividends declared on our preferred stock, and $8,000 for cash dividends declared on our issued warrant.

Capital

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its banking operations.  This strong capital position serves to support growth and expansion activities while at the same time exceeding regulatory standards.  At June 30, 2019, the Bank met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 8%, Tier 1 common equity exceeding 6.5%, and a total risk-based capital ratio exceeding 10%.

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

The capital conservation buffer requirement is now fully implemented at 2.5% of risk-weighted assets as of January 1, 2019.  At June 30, 2019, the Bank exceeded all regulatory required minimum capital ratios, including the capital buffer requirements.

On May 24, 2018, The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “EGRRCPA”) was enacted, which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The EGRRCPA’s provisions include, among other things: (i) exempting banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) not requiring appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempting banks that originate fewer than 500 open-end and 500 closed-end mortgages from HMDA’s expanded data disclosures; (iv) clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; (v) raising eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; and (vi) simplifying capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well-capitalized status. The federal banking agencies have proposed that the community bank leverage ratio be set at 9.0%.  However, until the federal banking regulators finalize the proposed rule, the current capital rules remain in effect.  In addition, the law required the Federal Reserve Board to raise the asset threshold under its Small Bank Holding Company Policy Statement from $1 billion to $3 billion for bank or savings and loan holding companies that are exempt from consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities.

Pathfinder Bank’s capital amounts and ratios as of the indicated dates are presented in the following tables:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be "Well-Capitalized" Under Prompt Corrective Provisions		Minimum For Capital Adequacy with Buffer
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2019:
Total Core Capital (to Risk-Weighted Assets)	$85,002	12.30%	$55,293	8.00%	$69,117	10.00%	$72,573	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$77,177	11.17%	$41,470	6.00%	$55,293	8.00%	$58,749	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$77,177	11.17%	$31,103	4.50%	$44,926	6.50%	$48,382	7.00%
Tier 1 Capital (to Assets)	$77,177	7.90%	$39,074	4.00%	$48,842	5.00%	$48,842	5.00%
As of December 31, 2018:
Total Core Capital (to Risk-Weighted Assets)	$83,177	13.69%	$48,593	8.00%	$60,741	10.00%	$63,778	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$75,871	12.49%	$36,445	6.00%	$48,593	8.00%	$51,630	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$75,871	12.49%	$27,334	4.50%	$39,482	6.50%	$42,519	7.00%
Tier 1 Capital (to Assets)	$75,871	8.31%	$36,522	4.00%	$45,652	5.00%	$45,652	5.00%

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

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Regulatory Capital Ratios (Bank Only)
Total capital (to risk-weighted assets)
Total equity (GAAP)	$84,894	$86,614
Goodwill	(4,536)	(4,536)
Intangible assets	(157)	(165)
Addback: Accumulated other comprehensive income	(3,024)	(6,042)
Total Tier 1 Capital	$77,177	$75,871
Allowance for loan and lease losses	7,825	7,306
Total Tier 2 Capital	$7,825	$7,306
Total Tier 1 plus Tier 2 Capital (numerator)	$85,002	$83,177
Risk-weighted assets (denominator)	691,168	607,414
Total core capital to risk-weighted assets	12.30%	13.69%

Tier 1 capital (to risk-weighted assets)
Total Tier 1 capital (numerator)	$77,177	$75,871
Risk-weighted assets (denominator)	691,168	607,414
Total capital to risk-weighted assets	11.17%	12.49%

Tier 1 capital (to adjusted assets)
Total Tier 1 capital (numerator)	$77,177	$75,871
Total average assets	981,540	917,740
Goodwill	(4,536)	(4,536)
Intangible assets	(157)	(165)
Adjusted assets (denominator)	$976,847	$913,039
Total capital to adjusted assets	7.90%	8.31%

Tier 1 Common Equity (to risk-weighted assets)
Total Tier 1 capital (numerator)	$77,177	$75,871
Risk-weighted assets (denominator)	691,168	607,414
Total Tier 1 Common Equity to risk-weighted assets	11.17%	12.49%

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of non-performing assets at the indicated dates:

	June 30,	December 31,	June 30,
(Dollars In thousands)	2019	2018	2018
Nonaccrual loans:
Commercial and commercial real estate loans	$2,470	$830	$3,152
Consumer	367	142	203
Residential mortgage loans	918	1,176	2,090
Total nonaccrual loans	3,755	2,148	5,445
Total nonperforming loans	3,755	2,148	5,445
Foreclosed real estate	591	1,173	97
Total nonperforming assets	$4,346	$3,321	$5,542

Accruing troubled debt restructurings	$2,860	$2,574	$2,756

Nonperforming loans to total loans	0.54%	0.35%	0.90%
Nonperforming assets to total assets	0.43%	0.36%	0.61%

Nonperforming assets include nonaccrual loans, nonaccrual troubled debt restructurings (“TDR”), and foreclosed real estate (‘‘FRE”). The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more.  There are no loans that are past due 90 days or more and still accruing interest.  Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity.  TDRs are included in the above table within the categories of nonaccrual loans or accruing TDRs.  There was one nonaccruing TDR loan, with an aggregate carrying value of $74,000 included among the nonaccrual loans detailed in the table above at June 30, 2019.

As indicated in the table above, nonperforming assets at June 30, 2019 were $4.3 million and were $1.0 million higher than the $3.3 million reported at December 31, 2018, due primarily to an increase of $1.6 million in nonperforming commercial and commercial real estate loans and a $225,000 increase in nonperforming consumer loans, partially offset by a decrease of $582,000 in FRE and $258,000 in nonperforming residential real estate loans.

As indicated in the nonperforming asset table above, FRE balances decreased $582,000 to $591,000 at June 30, 2019 from $1.2 million at December 31, 2018, following three sales from the portfolio and three additions to the portfolio during the six-month period ended June 30, 2019.  More information regarding foreclosed real estate can be found in Note 8 of this Form 10-Q.

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

The allowance for loan losses represents management’s estimate of the probable losses inherent in the loan portfolio as of the date of the statement of condition.  The allowance for loan losses was $7.8 million and $7.3 million at June 30, 2019 and December 31, 2018, respectively.  The ratio of the allowance for loan losses to total loans decreased five basis points to 1.13% at June 30, 2019 from 1.18% at December 31, 2018.  Management performs a quarterly evaluation of the allowance for loan losses based on quantitative and qualitative factors and has determined that the current level of the allowance for loan losses is adequate to absorb the losses in the loan portfolio as of June 30, 2019.

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

At June 30, 2019 and December 31, 2018, the Company had $8.0 million and $6.0 million in loans, respectively, which were deemed to be impaired, having established specific reserves of $845,000 and $631,000, respectively, on these loans.  The increase in impaired loans between these two dates was primarily driven by increases of $1.6 million, $322,000, and $114,000, in impaired commercial real estate, other commercial and industrial loans, and commercial lines of credit.   The $214,000 increase in specific reserves for impaired loans at June 30, 2019, as compared to December 31, 2018 was primarily due to a $176,000 increase in specific reserves for commercial real estate loans and a $32,000 increase in specific reserves for commercial lines of credit.

Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in those loans being included in future impaired loan reporting.  Potential problem loans totaled $14.4 million as of June 30, 2019, a decrease of $193,000, or 1.3%, as compared to $14.6 million at December 31, 2018.  These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired.

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

Through the first six months of 2019, as indicated in the consolidated statement of cash flows, the Company reported net cash flows from operating activities of $3.1 million and net cash outflows of $51.3 million related to investing activities.  The net cash outflows from investing activities primarily was due to a net $73.4 million increase in loan balances, partially offset by a $22.1 million decrease in all other investing activities in aggregate.  The Company reported net cash flows from financing activities of $72.3 million generated principally by net proceeds from the Private Placement offering totaling $19.6 million, increased deposit balances of $47.5 million, and increased brokered deposits balances of $34.1 million, partially offset by an aggregate decrease in net cash of $29.4 million from all other financing sources, including dividends paid to common shareholders of $526,000.

In June 2019, the Company cancelled a $12.0 million Irrevocable Stand-By Letter of Credit (“LOC”), first established in June 2016, with the FHLBNY as an alternative means of collateralizing certain public funds deposits.  A LOC is a conditional commitment issued by the FHLBNY to guarantee the performance of the Bank with respect to large public funds deposits. These deposits are placed with the Bank by entities, such as municipalities and other political subdivisions within the Bank’s market area, and typically exceed the statutory FDIC deposit insurance limits for individual accounts. As a matter of statute, these depositors require that collateral be directly deposited by the Bank with an independent safekeeping agent, or in certain cases, that LOCs be issued by a third party that is acceptable to the depositor.  The Bank finds that, with certain depositor relationships, this method of collateralization for the benefit of the municipal depositors is more economically efficient than posting specific securities with a safekeeping agent. The Bank committed a portion of its mortgage loan portfolio as pledged collateral to the FHLBNY for the LOC.  Loans encumbered as collateral for letters of credit reduce the Bank’s available liquidity position in that available borrowing capacity with the FHLBNY is decreased substantially on a dollar-for-dollar basis.

The Company has a number of existing credit facilities available to it. At June 30, 2019, total credit available to the Company under the existing lines of credit was approximately $176.5 million at FHLBNY, the Federal Reserve Bank, and two other correspondent banks. As of June 30, 2019, the Company had $89.4 million of the available lines of credit utilized, including encumbrances supporting outstanding letters of credit, described above, on its existing lines of credit with $87.1 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of June 30, 2019, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

Off-Balance Sheet Arrangements

The Company is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  At June 30, 2019, the Company had $140.4 million in outstanding commitments to extend credit and standby letters of credit.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At June 30, 2019, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material and adverse effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2019 through April 30, 2019	-	$-	-	74,292

May 1, 2019 through May 31, 2019	-	$-	-	74,292

June 1, 2019 through June 30, 2019	-	$-	-	74,292

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

PATHFINDER BANCORP, INC.

(registrant)

August 9, 2019	/s/ Thomas W. Schneider
Thomas W. Schneider
President and Chief Executive Officer

August 9, 2019	/s/ Walter F. Rusnak
Walter F. Rusnak
Senior Vice President, Chief Financial Officer