Form 10-Q
period 2019-09-30
Pathfinder Bancorp, Inc.
filed 2019-11-12
CIK 1609065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 11, 2019, there were 4,707,875 shares outstanding of the registrant’s common stock.

PATHFINDER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.

Consolidated Statements of Condition

(Unaudited)

	September 30,	December 31,
(In thousands, except share and per share data)	2019	2018
ASSETS:
Cash and due from banks	$19,849	$9,610
Interest-earning deposits (including restricted balances of $0 and $3,993, respectively)	19,924	16,706
Total cash and cash equivalents	39,773	26,316
Available-for-sale securities, at fair value	120,002	177,664
Held-to-maturity securities, at amortized cost (fair value of $116,187 and $53,769, respectively)	114,349	53,908
Marketable equity securities, at fair value	514	453
Federal Home Loan Bank stock, at cost	4,210	5,937
Loans	725,900	620,270
Less: Allowance for loan losses	8,330	7,306
Loans receivable, net	717,570	612,964
Premises and equipment, net	22,411	20,623
Operating lease right-of-use assets	2,422	-
Accrued interest receivable	3,313	3,068
Foreclosed real estate	148	1,173
Intangible assets, net	153	165
Goodwill	4,536	4,536
Bank owned life insurance	17,296	16,941
Other assets	9,423	9,367
Total assets	$1,056,120	$933,115

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$748,384	$623,936
Noninterest-bearing	111,225	103,124
Total deposits	859,609	727,060
Short-term borrowings	18,238	39,000
Long-term borrowings	61,014	79,534
Subordinated loans	15,119	15,094
Accrued interest payable	468	304
Operating lease liabilities	2,681	-
Other liabilities	9,800	7,664
Total liabilities	966,929	868,656
Shareholders' equity:
Preferred stock, par value $0.01 per share; no liquidation preference; 10,000,000 and 0 shares authorized, respectively; 1,155,283 and 0 shares issued and outstanding, respectively	12	-
Common stock, par value $0.01; 25,000,000 authorized shares; 4,707,657 and 4,362,328 shares issued and outstanding, respectively	47	44
Additional paid in capital	49,236	29,139
Retained earnings	43,332	42,114
Accumulated other comprehensive loss	(2,766)	(6,042)
Unearned ESOP	(899)	(1,034)
Total Pathfinder Bancorp, Inc. shareholders' equity	88,962	64,221
Noncontrolling interest	229	238
Total equity	89,191	64,459
Total liabilities and shareholders' equity	$1,056,120	$933,115

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended		For the nine months ended
(In thousands, except per share data)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest and dividend income:
Loans, including fees	$8,817	$7,213	$24,614	$20,949
Debt securities:
Taxable	1,770	1,348	5,224	3,647
Tax-exempt	11	143	170	608
Dividends	63	61	214	190
Federal funds sold and interest earning deposits	72	65	288	161
Total interest and dividend income	10,733	8,830	30,510	25,555
Interest expense:
Interest on deposits	2,845	1,839	7,930	4,750
Interest on short-term borrowings	89	41	314	204
Interest on long-term borrowings	378	338	1,158	716
Interest on subordinated loans	216	216	650	629
Total interest expense	3,528	2,434	10,052	6,299
Net interest income	7,205	6,396	20,458	19,256
Provision for loan losses	600	291	1,354	1,201
Net interest income after provision for loan losses	6,605	6,105	19,104	18,055
Noninterest income:
Service charges on deposit accounts	399	291	1,029	838
Earnings and gain on bank owned life insurance	133	138	355	319
Loan servicing fees	57	25	144	108
Net gains (losses) on sales and redemptions of investment securities	121	(60)	232	(189)
Gains on marketable equity securities	4	-	61	26
Net gains on sales of loans and foreclosed real estate	38	8	43	24
Debit card interchange fees	166	141	497	432
Insurance agency revenue	170	174	631	639
Other charges, commissions & fees	198	223	606	662
Total noninterest income	1,286	940	3,598	2,859
Noninterest expense:
Salaries and employee benefits	3,275	3,191	10,379	9,381
Building and occupancy	699	601	1,986	1,689
Data processing	587	492	1,749	1,404
Professional and other services	352	359	1,068	1,095
Advertising	238	158	719	626
FDIC assessments	130	152	371	407
Audits and exams	104	104	304	314
Insurance agency expense	190	190	618	679
Community service activities	110	142	392	370
Foreclosed real estate expenses	28	19	324	93
Other expenses	569	504	1,622	1,440
Total noninterest expense	6,282	5,912	19,532	17,498
Income before income taxes	1,609	1,133	3,170	3,416
Provision for income taxes	324	157	750	505
Net income attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	1,285	976	2,420	2,911
Net (loss) income attributable to noncontrolling interest	(10)	(9)	4	(23)
Net income attributable to Pathfinder Bancorp Inc.	$1,295	$985	$2,416	$2,934
Convertible preferred stock dividends	70	-	139	-
Warrant dividends	7	-	15	-
Undistributed earnings allocated to participating securities	206	-	195	-
Net income available to common shareholders	$1,012	$985	$2,067	$2,934

Earnings per common share - basic	$0.22	$0.23	$0.47	$0.71
Earnings per common share - diluted	$0.22	$0.23	$0.47	$0.69
Dividends per common share	$0.06	$0.06	$0.18	$0.18

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended		For the nine months ended
(In thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net Income	$1,285	$976	$2,420	$2,911

Other Comprehensive Income (Loss)

Retirement Plans:
Retirement plan net losses recognized in plan expenses	84	43	252	129

Unrealized holding gains (losses) on available-for-sale securities
Unrealized holding gains (losses) arising during the period	357	(618)	4,105	(3,120)
Reclassification adjustment for net (gains) losses included in net income	(121)	60	(232)	189
Net unrealized gains (losses) on available-for-sale securities	236	(558)	3,873	(2,931)

Accretion of net unrealized loss on securities transferred to held-to- maturity(1)	6	5	22	168

Other comprehensive income (loss), before tax	326	(510)	4,147	(2,634)
Tax effect	(68)	133	(871)	688
Other comprehensive income (loss), net of tax	258	(377)	3,276	(1,946)
Comprehensive income	$1,543	$599	$5,696	$965
Comprehensive (loss) income, attributable to noncontrolling interest	$(10)	$(9)	$4	$(23)
Comprehensive income attributable to Pathfinder Bancorp, Inc.	$1,553	$608	$5,692	$988

Tax Effect Allocated to Each Component of Other Comprehensive Income (Loss)
Retirement plan net losses recognized in plan expenses	$(17)	$(12)	$(54)	$(34)
Unrealized holding gains (losses) arising during the period	(75)	162	(861)	815
Reclassification adjustment for net (gains) losses included in net income	25	(16)	49	(49)
Accretion of net unrealized loss on securities transferred to held-to- maturity(1)	(1)	(1)	(5)	(44)
Income tax effect related to other comprehensive income (loss)	$(68)	$133	$(871)	$688

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

Pathfinder Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended September 30, 2019 and September 30, 2018

(Unaudited)

					Accumulated
			Additional		Other Com-		Non-
	Preferred	Common	Paid in	Retained	prehensive	Unearned	controlling
(In thousands, except share and per share data)	Stock	Stock	Capital	Earnings	Loss	ESOP	Interest	Total
Balance, June 30, 2019	$12	$47	$49,125	$42,389	$(3,024)	$(944)	$239	$87,844
Net income	-	-	-	1,295	-	-	(10)	1,285
Other comprehensive income, net of tax	-	-	-	-	258	-	-	258
ESOP shares earned (6,110 shares)	-	-	37	-	-	45	-	82
Stock based compensation	-	-	74	-	-	-	-	74
Common stock dividends declared ($0.06 per share)	-	-	-	(275)	-	-	-	(275)
Preferred stock dividends declared ($0.06 per share)	-	-	-	(70)	-	-	-	(70)
Warrant dividends declared ($0.06 per share)	-	-	-	(7)	-	-	-	(7)
Balance, September 30, 2019	$12	$47	$49,236	$43,332	$(2,766)	$(899)	$229	$89,191

Balance, June 30, 2018	$-	$43	$28,629	$40,540	$(5,471)	$(1,124)	$252	$62,869
Net income	-	-	-	985	-	-	(9)	976
Other comprehensive loss, net of tax	-	-	-	-	(377)	-	-	(377)
ESOP shares earned (6,110 shares)	-	-	49	-	-	45	-	94
Stock based compensation	-	-	97	-	-	-	-	97
Stock options exercised	-	1	158	-	-	-	-	159
Common stock dividends declared ($0.06 per share)	-	-	-	(255)	-	-	-	(255)
Balance, September 30, 2018	$-	$44	$28,933	$41,270	$(5,848)	$(1,079)	$243	$63,563

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended September 30, 2019 and September 30, 2018

(Unaudited)

					Accumulated
			Additional		Other Com-		Non-
	Preferred	Common	Paid in	Retained	prehensive	Unearned	controlling
(In thousands, except share and per share data)	Stock	Stock	Capital	Earnings	Loss	ESOP	Interest	Total
Balance, January 1, 2019	$-	$44	$29,139	$42,114	$(6,042)	$(1,034)	$238	$64,459
Net income	-	-	-	2,416	-	-	4	2,420
Other comprehensive income, net of tax	-	-	-	-	3,276	-	-	3,276
Proceeds of common stock private placement, net of expenses (1)	-	3	3,823	-	-	-	-	3,826
Proceeds of preferred stock private placement, net of expenses (1)	12	-	15,358	-	-	-	-	15,370
Effect of warrant issued from private placement (1)	-	-	373	-	-	-	-	373
ESOP shares earned (18,332 shares)	-	-	123	-	-	135	-	258
Restricted stock units (13,436 shares)	-	-	-	-	-	-	-	-
Stock based compensation	-	-	220	-	-	-	-	220
Stock options exercised	-	-	200	-	-	-	-	200
Cumulative effect of change in measurement of operating leases (2)	-	-	-	(239)	-	-	-	(239)
Common stock dividends declared ($0.18 per share)	-	-	-	(805)	-	-	-	(805)
Preferred stock dividends declared ($0.12 per share)	-	-	-	(139)	-	-	-	(139)
Warrant dividends declared ($0.12 per share)	-	-	-	(15)	-	-	-	(15)
Distributions from affiliates	-	-	-	-	-	-	(13)	(13)
Balance, September 30, 2019	$12	$47	$49,236	$43,332	$(2,766)	$(899)	$229	$89,191

Balance, January 1, 2018	$-	$43	$28,170	$39,020	$(4,208)	$(1,214)	$333	$62,144
Net income (loss)	-	-	-	2,934	-	-	(23)	2,911
Other comprehensive loss, net of tax	-	-	-	-	(1,946)	-	-	(1,946)
ESOP shares earned (18,332 shares)	-	-	150	-	-	135	-	285
Restricted stock units (14,490 shares)	-	-	-	-	-	-	-	-
Stock based compensation	-	-	259	-	-	-	-	259
Stock options exercised	-	1	362	-	-	-	-	363
Cumulative effect of change in measurement of equity securities (3)	-	-	-	53	(53)	-	-	-
Cumulative effect of change in investment securities transfer (4)	-	-	-	-	359	-	-	359
Common stock dividends declared ($0.18 per share)	-	-	-	(752)	-	-	-	(752)
Cumulative effect of affiliate capital allocation	-	-	(8)	15	-	-	(7)	-
Distributions from affiliates	-	-	-	-	-	-	(60)	(60)
Balance, September 30, 2018	$-	$44	$28,933	$41,270	$(5,848)	$(1,079)	$243	$63,563

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

Pathfinder Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
(In thousands)	2019	2018
OPERATING ACTIVITIES
Net income attributable to Pathfinder Bancorp, Inc.	$2,416	$2,934
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	1,354	1,201
Amortization of operating leases	21	-
Proceeds from sales of loans	912	216
Originations of loans held-for-sale	(903)	(212)
Realized (gains) losses on sales, redemptions and calls of:
Real estate acquired through foreclosure	(24)	(22)
Loans	(19)	(2)
Available-for-sale investment securities	(246)	177
Held-to-maturity investment securities	14	12
Premises and equipment	-	(8)
Marketable equity securities	(61)	(26)
Depreciation	1,133	869
Amortization of mortgage servicing rights	(2)	3
Amortization of deferred loan costs	194	240
Amortization of deferred financing from subordinated debt	25	26
Earnings and gain on bank owned life insurance	(355)	(319)
Net amortization of premiums and discounts on investment securities	861	1,339
Amortization of intangible assets	12	13
Stock based compensation and ESOP expense	478	544
Net change in accrued interest receivable	(245)	132
Pension plan contribution	-	(825)
Net change in other assets and liabilities	990	(309)
Net cash flows from operating activities	6,555	5,983
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(50,479)	(55,284)
Purchase of investment securities held-to-maturity	(72,346)	-
Purchase of Federal Home Loan Bank stock	(6,125)	(6,439)
Proceeds from redemption of Federal Home Loan Bank stock	7,852	6,107
Proceeds from maturities and principal reductions of investment securities available-for-sale	24,935	33,650
Proceeds from maturities and principal reductions of investment securities held-to-maturity	11,273	5,238
Proceeds from sales, redemptions and calls of:
Available-for-sale investment securities	86,555	33,421
Held-to-maturity investment securities	549	953
Real estate acquired through foreclosure	1,552	542
Premise and equipment	-	14
Purchase of bank owned life insurance	-	(5,000)
Proceeds from bank owned life insurance	-	228
Net change in loans	(106,657)	(41,111)
Purchase of premises and equipment	(2,921)	(2,176)
Net cash flows from investing activities	(105,812)	(29,857)

FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts, money management deposit accounts, MMDA accounts and escrow deposits	17,133	(19,633)
Net change in time deposits	49,401	43,260
Net change in brokered deposits	66,015	8,974
Net change in short-term borrowings	(20,762)	(28,600)
Payments on long-term borrowings	(26,200)	(2,000)
Proceeds from long-term borrowings	7,680	36,348
Proceeds from exercise of stock options	200	362
Cash dividends paid to common shareholders	(808)	(764)
Cash dividends paid to preferred shareholders	(69)	-
Cash dividends paid on warrants	(8)	-
Net proceeds from common stock private placement	4,199	-
Net proceeds from preferred stock private placement	15,370	-
Proceeds from finance lease transaction	572	-
Change in noncontrolling interest, net	(9)	(90)
Net cash flows from financing activities	112,714	37,857
Change in cash and cash equivalents	13,457	13,983
Cash and cash equivalents at beginning of period	26,316	21,991
Cash and cash equivalents at end of period	$39,773	$35,974
CASH PAID DURING THE PERIOD FOR:
Interest	$9,888	$6,159
Income taxes	300	662
NON-CASH INVESTING ACTIVITY
Real estate acquired in exchange for loans	503	320
RESTRICTED CASH
Federal Reserve Bank Reserve Requirements included in interest earning deposits	-	4,478

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1:   Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc., (the “Company”), Pathfinder Bank (the “Bank”) and its other wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Certain amounts in the 2018 consolidated financial statements may have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income or comprehensive income as previously reported.  Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019 or any other interim period.

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

Standards Not Yet Adopted as of September 30, 2019

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

Required Date of Implementation:  January 1, 2023 (early adoption permitted as of January 1, 2019).

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

The following disclosure requirements were removed from Topic 820:

1.	The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy.
2.	The policy for timing of transfers between levels.
3.	The valuation processes for Level 3 fair value measurements.

The following disclosure requirements were modified in Topic 820:

1.

For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly.

2.	The amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date.

The following disclosure requirements were added to Topic 820:

1.	The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period.
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

____

Standard: Leases (ASU 2019-01: Leases [Topic 842] Codification Improvements)

Description:  On February 25, 2016, the FASB issued Accounting Standards ASU No. 2016-02, Leases [Topic 842], to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing essential information about leasing transactions. ASU 2019-01 addresses three Issues: (1) Determining the fair value of the underlying asset by lessors that are not manufacturers or dealers; (2) Presentation on the statement of cash flows for sales-type and direct financing leases; and (3) Transition disclosures related to Topic 250, Accounting Changes and Error Corrections.

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

____

Standard: Various Codification Improvements (ASU 2019-04: Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments)

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

Note 3:   Earnings per Common Share

The Company entered into a securities purchase agreement with Castle Creek Capital Partners VII, L.P. on May 8, 2019, pursuant to which the Company sold: (i) 37,700 shares of the Company’s common stock, par value $0.01 per share, at a purchase price of $14.25 per share; (ii) 1,155,283 shares of a new series of preferred stock, Series B convertible perpetual preferred stock, par value $0.01 per share, at a purchase price of $14.25 per share; and (iii) a warrant, with an approximate fair value of $373,000, to purchase 125,000 shares of common stock at an exercise price equal to $14.25 per share, in a private placement transaction (the “Private Placement”) for gross proceeds of approximately $17.0 million.  As a result of the securities purchase agreement, the Company has common stock, preferred stock and a warrant that are all eligible to participate in dividends equal to the common stock dividends on a per share basis. Securities that participate in dividends, such as the Company’s preferred stock and warrant, are considered “participating securities.”  The Company calculates net income available to common shareholders using the two-class method required for capital structures that include participating securities.

In applying the two-class method for the three and nine months ended September 30, 2019, basic net income per share was calculated by dividing net income (less any dividends on participating securities) by the weighted average number of shares of common stock and participating securities outstanding for the period. Diluted earnings per share may include the additional effect of other securities, if dilutive, in which case the dilutive effect of such securities is calculated by applying either the two-class method or the Treasury Stock method to the assumed exercise or vesting of potentially dilutive common shares.  The method yielding the more dilutive result is ultimately reported for the applicable period. Potentially dilutive common stock equivalents primarily consist of employee stock options and restricted stock units. Unallocated common shares held by the ESOP are not included in the weighted average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released to plan participants.

Basic earnings per share for the three and nine months ended September 30, 2018 were calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Net income available to common shareholders is net income to Pathfinder Bancorp, Inc. less the total of preferred dividends declared, if any. Diluted earnings per share include the potential dilutive effect that could occur upon the assumed exercise of issued stock options using the Treasury Stock method.  Unallocated common shares held by the ESOP are not included in the weighted average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released to plan participants.

Anti-dilutive shares are common stock equivalents with average exercise prices in excess of the weighted average market price for the period presented.  Anti-dilutive stock options, not included in the computation below, were -0- for the three and nine months ended September 30, 2019 and were -0- for the three and nine months ended September 30, 2018.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2019	2018	2019	2018
Net income attributable to Pathfinder Bancorp, Inc.	$1,295	$985	$2,416	$2,934
Convertible preferred stock dividends	70	-	139	-
Warrant dividends	7	-	15	-
Undistributed earnings allocated to participating securities	206	-	195	-
Net income available to common shareholders	$1,012	$985	$2,067	$2,934

Basic weighted average common shares outstanding	4,579	4,195	4,423	4,157
Effect of assumed exercise of stock options and unvested restricted stock units	-	84	-	100
Diluted weighted average common shares outstanding	4,579	4,279	4,423	4,257

Basic earnings per common share	$0.22	$0.23	$0.47	$0.71
Diluted earnings per common share	$0.22	$0.23	$0.47	$0.69

Note 4:   Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	September 30, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$7,016	$-	$(30)	$6,986
State and political subdivisions	4,805	2	-	4,807
Corporate	12,380	301	(16)	12,665
Asset backed securities	14,364	57	(43)	14,378
Residential mortgage-backed - US agency	20,952	82	(40)	20,994
Collateralized mortgage obligations - US agency	42,073	116	(464)	41,725
Collateralized mortgage obligations - Private label	18,166	130	(55)	18,241
Total	119,756	688	(648)	119,796
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$119,962	$688	$(648)	$120,002

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$1,996	$1	$(2)	$1,995
State and political subdivisions	8,523	186	(2)	8,707
Corporate	24,021	600	-	24,621
Asset backed securities	17,461	117	(71)	17,507
Residential mortgage-backed - US agency	16,935	617	(1)	17,551
Collateralized mortgage obligations - US agency	20,415	406	(7)	20,814
Collateralized mortgage obligations - Private label	24,998	59	(65)	24,992
Total held-to-maturity	$114,349	$1,986	$(148)	$116,187

	December 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$17,171	$18	$(158)	$17,031
State and political subdivisions	23,661	6	(602)	23,065
Corporate	17,389	220	(409)	17,200
Asset backed securities	18,243	13	(137)	18,119
Residential mortgage-backed - US agency	32,409	34	(777)	31,666
Collateralized mortgage obligations - US agency	48,101	31	(1,691)	46,441
Collateralized mortgage obligations - Private label	24,317	17	(398)	23,936
Total	181,291	339	(4,172)	177,458
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$181,497	$339	$(4,172)	$177,664

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$3,987	$-	$(35)	$3,952
State and political subdivisions	5,089	22	(84)	5,027
Corporate	9,924	4	(182)	9,746
Asset backed securities	1,509	-	(13)	1,496
Residential mortgage-backed - US agency	11,601	124	(47)	11,678
Collateralized mortgage obligations - US agency	13,972	93	(13)	14,052
Collateralized mortgage obligations - Private label	7,826	17	(25)	7,818
Total held-to-maturity	$53,908	$260	$(399)	$53,769

The amortized cost and estimated fair value of debt investments at September 30, 2019 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$3,318	$3,319	$2,099	$2,102
Due after one year through five years	12,814	13,080	18,518	18,762
Due after five years through ten years	17,380	17,392	16,093	16,610
Due after ten years	5,053	5,045	15,291	15,356
Sub-total	38,565	38,836	52,001	52,830
Residential mortgage-backed - US agency	20,952	20,994	16,935	17,551
Collateralized mortgage obligations - US agency	42,073	41,725	20,415	20,814
Collateralized mortgage obligations - Private label	18,166	18,241	24,998	24,992
Totals	$119,756	$119,796	$114,349	$116,187

The Company’s debt investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	September 30, 2019
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	2	$(30)	$6,966	-	$-	$-	2	$(30)	$6,966
Corporate	2	(4)	1,566	4	(12)	2,269	6	(16)	3,835
Asset backed securities	4	(21)	7,266	1	(22)	895	5	(43)	8,161
Residential mortgage-backed - US agency	6	(29)	6,734	4	(11)	2,651	10	(40)	9,385
Collateralized mortgage obligations - US agency	6	(36)	10,468	15	(428)	16,212	21	(464)	26,680
Collateralized mortgage obligations - Private label	3	(22)	5,251	4	(33)	3,433	7	(55)	8,684
Totals	23	$(142)	$38,251	28	$(506)	$25,460	51	$(648)	$63,711
Held-to-Maturity Portfolio
US Treasury, agencies and GSE's	1	$(2)	$998	-	$-	$-	1	$(2)	$998
State and political subdivisions	1	(2)	2,013	-	-	-	1	(2)	2,013
Asset backed securities	1	(71)	2,722	-	-	-	1	(71)	2,722
Residential mortgage-backed - US agency	-	-	-	1	(1)	221	1	(1)	221
Collateralized mortgage obligations - US agency	1	(7)	1,693	-	-	-	1	(7)	1,693
Collateralized mortgage obligations - Private label	5	(60)	8,318	2	(5)	1,345	7	(65)	9,663
Totals	9	$(142)	$15,744	3	$(6)	$1,566	12	$(148)	$17,310

	December 31, 2018
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	1	$(22)	$977	2	$(136)	$12,017	3	$(158)	$12,994
State and political subdivisions	5	(76)	5,213	26	(526)	14,206	31	(602)	19,419
Corporate	10	(137)	8,266	4	(272)	3,374	14	(409)	11,640
Asset backed securities	7	(91)	10,470	2	(46)	3,059	9	(137)	13,529
Residential mortgage-backed - US agency	6	(83)	3,519	21	(694)	24,154	27	(777)	27,673
Collateralized mortgage obligations - US agency	3	(98)	2,792	28	(1,593)	35,765	31	(1,691)	38,557
Collateralized mortgage obligations - Private label	7	(275)	14,011	5	(123)	5,907	12	(398)	19,918
Totals	39	$(782)	$45,248	88	$(3,390)	$98,482	127	$(4,172)	$143,730
Held-to-Maturity Portfolio
US Treasury, agencies and GSE's	1	$(8)	$982	3	$(27)	$2,970	4	$(35)	$3,952
State and political subdivisions	-	-	-	6	(84)	2,310	6	(84)	2,310
Corporate	4	(41)	3,214	2	(141)	2,507	6	(182)	5,721
Asset backed securities	1	(13)	1,496	-	-	-	1	(13)	1,496
Residential mortgage-backed - US agency	3	(8)	1,447	2	(39)	1,769	5	(47)	3,216
Collateralized mortgage obligations - US agency	4	(13)	3,972	-	-	-	4	(13)	3,972
Collateralized mortgage obligations - Private label	-	-	-	2	(25)	1,874	2	(25)	1,874
Totals	13	$(83)	$11,111	15	$(316)	$11,430	28	$(399)	$22,541

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

Management does not believe any individual unrealized loss in securities within the portfolio as of September 30, 2019 represents OTTI.  At September 30, 2019, the Bank had the following securities, in a loss position for 12 months or more relative to their amortized historical cost, which were deemed to have no credit impairment, thus, the disclosed unrealized losses relate directly to changes in interest rates subsequent to the acquisition of the individual securities.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

•

Four corporate securities, categorized as available-for-sale, with an aggregate amortized historical cost of $2.3 million and an aggregate market value of $2.3 million (unrealized aggregate loss of $12,000, or 0.53%).  Each of these securities maintains a credit rating established by one or more NRSRO above the minimum level required to be considered investment grade and, therefore, no credit-related OTTI is deemed to be present.

•

One privately-issued asset-backed securities, categorized as available-for-sale, with an amortized historical cost of $917,000 and an aggregate market value of $895,000 (unrealized loss of $22,000 or 2.44%).  This security maintains a credit rating established by one or more NRSRO above the minimum level required to be considered as investment grade and therefore, no credit-related OTTI is deemed to be present.

•

Four privately-issued collateralized mortgage obligation securities, categorized as available-for-sale, with an aggregate amortized historical cost of $3.5 million and an aggregate market value of $3.4 million (unrealized aggregate loss of $33,000, or 0.96%).  These securities were not rated at the time of their issuance by any NRSRO but each security remains significantly collateralized through subordination. Therefore, no credit-related OTTI is deemed to be present.

•

Two privately-issued collateralized mortgage obligation securities, categorized as held-to-maturity, with an aggregate amortized historical cost of $1.4 million and an aggregate market value of $1.3 million (aggregate unrealized loss of $5,000, or 0.39%).  These securities were not rated at the time of their issuance by any NRSRO but each security remains significantly collateralized through subordination. Therefore, no credit-related OTTI is deemed to be present.

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

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the length of time the equity security’s fair value has been below the carrying amount. The Company had no equity investment securities that were impaired at September 30, 2019 or December 31, 2018.

Gross realized gains (losses) on sales of securities for the indicated periods are detailed below:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2019	2018	2019	2018
Realized gains on investments	$143	$76	$544	$236
Realized losses on investments	(22)	(136)	(312)	(425)
	$121	$(60)	$232	$(189)

As of September 30, 2019 and December 31, 2018, securities with a fair value of $104.1 million and $69.8 million, respectively, were pledged to collateralize certain municipal deposit relationships.  As of the same dates, securities with a fair value of $22.2 million and $19.5 million were pledged against the Company’s established borrowing arrangements.

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

The composition of net periodic pension plan and postretirement plan costs for the indicated periods is as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	For the three months ended September 30,				For the nine months ended September 30,
(In thousands)	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$-	$-	$-	$-	$-	$-	$-	$-
Interest cost	124	119	6	5	371	355	16	16
Expected return on plan assets	(234)	(260)	-	-	(701)	(778)	-	-
Amortization of prior service credits	-	-	(1)	(1)	-	-	(3)	(3)
Amortization of net losses	82	41	3	3	246	123	9	9
Net periodic benefit plan (benefit) cost	$(28)	$(100)	$8	$7	$(84)	$(300)	$22	$22

The Company will evaluate the need for further contributions to the defined benefit pension plan during 2019.  The prepaid pension asset is recorded in other assets on the statement of condition as of September 30, 2019 and December 31, 2018.

Note 6:   Loans

Major classifications of loans at the indicated dates are as follows:

	September 30,	December 31,
(In thousands)	2019	2018
Residential mortgage loans:
1-4 family first-lien residential mortgages	$241,817	$232,523
Construction	4,241	7,121
Total residential mortgage loans	246,058	239,644

Commercial loans:
Real estate	235,364	212,314
Lines of credit	58,408	44,235
Other commercial and industrial	80,829	63,359
Tax exempt loans	8,183	9,320
Total commercial loans	382,784	329,228

Consumer loans:
Home equity and junior liens	47,512	26,109
Other consumer	49,486	25,424
Total consumer loans	96,998	51,533

Total loans	725,840	620,405
Net deferred loan fees	60	(135)
Less allowance for loan losses	(8,330)	(7,306)
Loans receivable, net	$717,570	$612,964

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

The Bank acquired $15.6 million, $10.2 million, and $24.6 million of loans originated by an unrelated financial institution, located outside of the Bank’s market area, in January 2017, April 2017, and March 2019, respectively.   The acquired loan pools represented a 90% participating interest in a total of 2,283 loans secured by liens on automobiles with maturities ranging primarily from two to six years. These loans will be serviced through their respective maturities by the originating financial institution.  At September 30, 2019 and December 31, 2018, there were 1,731 loans outstanding with a remaining outstanding carrying value of $30.0 million and 909 loans outstanding with a remaining outstanding carrying value of $13.3 million, respectively.  Since the acquisition of these loan pools, a total of 25 loans had cumulative net charge-offs totaling $187,000 with $67,000 in net charge-offs for the nine months ended September 30, 2019.

The Bank acquired a $5.0 million pool of consumer loans and a $5.0 million pool of commercial and industrial loans originated by an unrelated financial institution, located outside of the Bank’s market area, in June 2019.   The acquired loan pools represent a 100% interest in a total of 86 unsecured consumer loans and 35 commercial and industrial loans.  These loans have maturities ranging primarily from four to ten years.  At September 30, 2019, there were 85 unsecured consumer loans outstanding with a remaining outstanding carrying value of $4.8 million and 35 commercial and industrial loans outstanding with a remaining outstanding carrying value of $4.9 million.  No charge-offs have occurred since the acquisition of these loan pools.

The Bank acquired a $21.9 million pool of home equity lines of credit originated by an unrelated financial institution, located outside of the Bank’s market area, in August 2019.   The acquired loan pools represent a 100% interest in a total of 395 secured home equity lines of credit.  These lines of credit have maturities ranging primarily from four to thirty years. These lines of credit will be serviced through their respective maturities by the originating financial institution.  At

September 30, 2019, there were 383 secured home equity lines of credit outstanding with a remaining outstanding carrying value of $21.3 million.  No charge-offs have occurred since the acquisition of these loan pools.

As of September 30, 2019 and December 31, 2018, residential mortgage loans with a carrying value of $136.6 million and $154.9 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

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
Other consumer

The following tables present the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	As of September 30, 2019
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$238,192	$1,297	$1,069	$1,259	$241,817
Construction	4,241	-	-	-	4,241
Total residential mortgage loans	242,433	1,297	1,069	1,259	246,058
Commercial loans:
Real estate	224,314	7,367	2,787	896	235,364
Lines of credit	56,687	1,339	382	-	58,408
Other commercial and industrial	75,863	3,867	1,050	49	80,829
Tax exempt loans	8,183	-	-	-	8,183
Total commercial loans	365,047	12,573	4,219	945	382,784
Consumer loans:
Home equity and junior liens	46,840	129	234	309	47,512
Other consumer	49,146	206	134	-	49,486
Total consumer loans	95,986	335	368	309	96,998
Total loans	$703,466	$14,205	$5,656	$2,513	$725,840

	As of December 31, 2018
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$228,563	$999	$1,190	$1,771	$232,523
Construction	7,121	-	-	-	7,121
Total residential mortgage loans	235,684	999	1,190	1,771	239,644
Commercial loans:
Real estate	201,997	8,299	1,947	71	212,314
Lines of credit	42,489	1,491	233	22	44,235
Other commercial and industrial	59,344	3,268	612	135	63,359
Tax exempt loans	9,320	-	-	-	9,320
Total commercial loans	313,150	13,058	2,792	228	329,228
Consumer loans:
Home equity and junior liens	25,706	144	173	86	26,109
Other consumer	25,294	95	35	-	25,424
Total consumer loans	51,000	239	208	86	51,533
Total loans	$599,834	$14,296	$4,190	$2,085	$620,405

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

An age analysis of past due loans, not including net deferred loan costs, segregated by portfolio segment and class of loans, as of September 30, 2019 and December 31, 2018, are detailed in the following tables:

	As of September 30, 2019

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,591	$775	$777	$3,143	$238,674	$241,817
Construction	-	-	-	-	4,241	4,241
Total residential mortgage loans	1,591	775	777	3,143	242,915	246,058
Commercial loans:
Real estate	16	151	2,845	3,012	232,352	235,364
Lines of credit	15	248	392	655	57,753	58,408
Other commercial and industrial	526	415	891	1,832	78,997	80,829
Tax exempt loans	-	-	-	-	8,183	8,183
Total commercial loans	557	814	4,128	5,499	377,285	382,784
Consumer loans:
Home equity and junior liens	391	107	276	774	46,738	47,512
Other consumer	294	115	66	475	49,011	49,486
Total consumer loans	685	222	342	1,249	95,749	96,998
Total loans	$2,833	$1,811	$5,247	$9,891	$715,949	$725,840

	As of December 31, 2018

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,507	$505	$1,176	$3,188	$229,335	$232,523
Construction	-	-	-	-	7,121	7,121
Total residential mortgage loans	1,507	505	1,176	3,188	236,456	239,644
Commercial loans:
Real estate	4,261	364	323	4,948	207,366	212,314
Lines of credit	1,033	111	22	1,166	43,069	44,235
Other commercial and industrial	814	44	387	1,245	62,114	63,359
Tax exempt loans	-	-	-	-	9,320	9,320
Total commercial loans	6,108	519	732	7,359	321,869	329,228
Consumer loans:
Home equity and junior liens	247	6	35	288	25,821	26,109
Other consumer	226	65	107	398	25,026	25,424
Total consumer loans	473	71	142	686	50,847	51,533
Total loans	$8,088	$1,095	$2,050	$11,233	$609,172	$620,405

Nonaccrual loans, segregated by class of loan, were as follows:

	September 30,	December 31,
(In thousands)	2019	2018
Residential mortgage loans:
1-4 family first-lien residential mortgages	$777	$1,176
	777	1,176
Commercial loans:
Real estate	2,923	415
Lines of credit	392	28
Other commercial and industrial	891	387
	4,206	830
Consumer loans:
Home equity and junior liens	276	35
Other consumer	66	107
	342	142
Total nonaccrual loans	$5,325	$2,148

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

The Company had no loans that were modified as TDRs for the three months ended September 30, 2019.

The table below details one loan that was modified as a TDR for the nine months ended September 30, 2019.

	For the nine months ended September 30, 2019
(In thousands)	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Additional provision for loan losses
Residential real estate loans	1	$205	$250	$-

The TDR evaluated for impairment, for the nine months ended September 30, 2019, has been classified as a TDR due to economic concessions granted, which consisted of additional funds advanced without associated increases in collateral and an extended maturity date that will result in a delay in payment from the original contractual maturity.

The Company had no loans that were modified as TDRs for the three months ended September 30, 2018.

The table below details one loan that was modified as a TDR for the nine months ended September 30, 2018.

	For the nine months ended September 30, 2018
(In thousands)	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Additional provision for loan losses
Other commercial and industrial loans	1	$300	$300	$-

The TDR evaluated for impairment, for the nine months ended September 30, 2018, has been classified as a TDR due to economic concessions granted, which included an extended maturity date that will result in a delay in payment from the original contractual maturity.

The Company is required to disclose loans that have been modified as TDRs within the previous 12 months in which there was payment default after the restructuring.  The Company defines payment default as any loans 90 days past due on contractual payments.

The Company had no loans that were modified as TDRs during the twelve months prior to September 30, 2019, which had subsequently defaulted during the nine months ended September 30, 2019.

The Company had no loans that were modified as TDRs during the twelve months prior to September 30, 2018, which had subsequently defaulted during the nine months ended September 30, 2018.

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

Impaired Loans

The following table summarizes impaired loan information by portfolio class at the indicated dates:

	September 30, 2019			December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$1,029	$1,029	$-	$1,221	$1,226	$-
Commercial real estate	4,244	4,313	-	2,387	2,448	-
Commercial lines of credit	238	238	-	228	228	-
Other commercial and industrial	584	592	-	451	452	-
Home equity and junior liens	41	41	-	-	-	-
Other consumer	56	56	-	-	-	-

With an allowance recorded:
1-4 family first-lien residential mortgages	587	587	98	606	606	108
Commercial real estate	451	451	77	486	486	100
Commercial lines of credit	110	110	110	28	28	28
Other commercial and industrial	531	531	339	373	373	255
Home equity and junior liens	179	179	152	207	207	140
Other consumer	37	37	3	-	-	-
Total:
1-4 family first-lien residential mortgages	1,616	1,616	98	1,827	1,832	108
Commercial real estate	4,695	4,764	77	2,873	2,934	100
Commercial lines of credit	348	348	110	256	256	28
Other commercial and industrial	1,115	1,123	339	824	825	255
Home equity and junior liens	220	220	152	207	207	140
Other consumer	93	93	3	-	-	-
Totals	$8,087	$8,164	$779	$5,987	$6,054	$631

The following table presents the average recorded investment in impaired loans for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
1-4 family first-lien residential mortgages	$1,625	$1,840	$1,625	$1,846
Commercial real estate	4,578	4,497	3,723	4,976
Commercial lines of credit	359	186	323	365
Other commercial and industrial	1,131	947	1,035	1,001
Home equity and junior liens	234	207	220	228
Other consumer	95	-	73	-
Total	$8,022	$7,677	$6,999	$8,416

The following table presents the cash basis interest income recognized on impaired loans for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
1-4 family first-lien residential mortgages	$19	$16	$54	$48
Commercial real estate	73	62	158	128
Commercial lines of credit	2	4	20	25
Other commercial and industrial	12	5	50	24
Home equity and junior liens	2	3	8	9
Other consumer	2	-	5	-
Total	$110	$90	$295	$234

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

	For the three months ended September 30, 2019
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$724	$-	$3,452	$1,145	$1,702
Charge-offs	-	-	-	(5)	(4)
Recoveries	-	-	-	-	1
Provisions (credits)	(77)	-	388	(84)	89
Ending balance	$647	$-	$3,840	$1,056	$1,788
Ending balance: related to loans individually evaluated for impairment	$98	$-	$77	$110	$339
Ending balance: related to loans collectively evaluated for impairment	$549	$-	$3,763	$946	$1,449
Loans receivables:
Ending balance	$241,817	$4,241	$235,364	$58,408	$80,829
Ending balance: individually evaluated for impairment	$1,616	$-	$4,695	$348	$1,115
Ending balance: collectively evaluated for impairment	$240,201	$4,241	$230,669	$58,060	$79,714

		Home equity	Other
	Tax exempt	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$386	$415	$-	$7,825
Charge-offs	-	(7)	(107)	-	(123)
Recoveries	-	-	27	-	28
Provisions	-	95	93	96	600
Ending balance	$1	$474	$428	$96	$8,330
Ending balance: related to loans individually evaluated for impairment	$-	$152	$3	$-	$779
Ending balance: related to loans collectively evaluated for impairment	$1	$322	$425	$96	$7,551
Loans receivables:
Ending balance	$8,183	$47,512	$49,486		$725,840
Ending balance: individually evaluated for impairment	$-	$220	$93		$8,087
Ending balance: collectively evaluated for impairment	$8,183	$47,292	$49,393		$717,753

	For the nine months ended September 30, 2019
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$766	$-	$3,578	$730	$1,285
Charge-offs	(11)	-	-	(136)	(6)
Recoveries	1	-	-	-	1
Provisions (credits)	(109)	-	262	462	508
Ending balance	$647	$-	$3,840	$1,056	$1,788

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$409	$385	$152	$7,306
Charge-offs	-	(7)	(214)	-	(374)
Recoveries	-	-	42	-	44
Provisions (credits)	-	72	215	(56)	1,354
Ending balance	$1	$474	$428	$96	$8,330

	For the three months ended September 30, 2018
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$722	$-	$4,141	$731	$1,271
Charge-offs	(27)	-	(31)	(12)	(1)
Recoveries	1	-	-	-	-
Provisions (credits)	65	-	(170)	66	(82)
Ending balance	$761	$-	$3,940	$785	$1,188
Ending balance: related to loans individually evaluated for impairment	$109	$-	$593	$46	$276
Ending balance: related to loans collectively evaluated for impairment	$652	$-	$3,347	$739	$912
Loans receivables:
Ending balance	$231,830	$3,888	$213,303	$48,496	$60,984
Ending balance: individually evaluated for impairment	$1,835	$-	$4,463	$162	$856
Ending balance: collectively evaluated for impairment	$229,995	$3,888	$208,840	$48,334	$60,128

		Home equity	Other
	Tax exempt	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$434	$291	$14	$7,605
Charge-offs	-	-	(33)	-	(104)
Recoveries	-	5	6	-	12
Provisions (credits)	-	(18)	166	264	291
Ending balance	$1	$421	$430	$278	$7,804
Ending balance: related to loans individually evaluated for impairment	$-	$140	$-	$-	$1,164
Ending balance: related to loans collectively evaluated for impairment	$1	$281	$430	$278	$6,640
Loans receivables:
Ending balance	$10,163	$25,985	$26,410		$621,059
Ending balance: individually evaluated for impairment	$-	$206	$-		$7,522
Ending balance: collectively evaluated for impairment	$10,163	$25,779	$26,410		$613,537

	For the nine months ended September 30, 2018
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$865	$-	$3,589	$735	$1,214
Charge-offs	(219)	-	(31)	(62)	(172)
Recoveries	21	-	-	66	-
Provisions (credits)	94	-	382	46	146
Ending balance	$761	$-	$3,940	$785	$1,188

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$514	$208	$-	$7,126
Charge-offs	-	(17)	(144)	-	(645)
Recoveries	-	6	29	-	122
Provisions (credits)	-	(82)	337	278	1,201
Ending balance	$1	$421	$430	$278	$7,804

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

The allocation of the allowance for loan losses summarized on the basis of the Company’s calculation methodology was as follows:

	September 30, 2019
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$98	$-	$77	$110	$339
Historical loss rate	36	-	93	37	29
Qualitative factors	513	-	3,670	909	1,420
Total	$647	$-	$3,840	$1,056	$1,788

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$152	$3	$-	$779
Historical loss rate	-	4	155	-	354
Qualitative factors	1	318	270	-	7,101
Other	-	-	-	96	96
Total	$1	$474	$428	$96	$8,330

	September 30, 2018
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$109	$-	$593	$46	$276
Historical loss rate	114	-	87	18	24
Qualitative factors	538	-	3,260	721	888
Total	$761	$-	$3,940	$785	$1,188

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$140	$-	$-	$1,164
Historical loss rate	-	21	218	-	482
Qualitative factors	1	260	212	-	5,880
Other	-	-	-	278	278
Total	$1	$421	$430	$278	$7,804

Note 8:   Foreclosed Real Estate

The Company is required to disclose the carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession of the property at each reporting period.

(Dollars in thousands)	Number of properties	September 30, 2019	Number of properties	December 31, 2018
Foreclosed residential real estate	1	$60	2	$73

At September 30, 2019 and December 31, 2018, the Company reported $302,000 and $951,000, respectively, in residential real estate loans in the process of foreclosure.

Note 9:   Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risks involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  The Company had $2.2 million of standby letters of credit as of September 30, 2019.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.   The fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The Company holds two corporate investment securities with an aggregate amortized historical cost of $4.8 million and an aggregate fair market value of $5.0 million as of September 30, 2019. These securities have valuations that are determined using published net asset values (NAV) derived by analyses of the securities’ underlying assets. These securities are comprised primarily of broadly-diversified real estate and adjustable-rate senior secured business loans and are traded in secondary markets on an infrequent basis. While these securities are redeemable at least annually through tender offers made by their respective issuers, the liquidation value of the securities may be below their stated NAVs and also subject to restrictions as to the amount of securities that can be redeemed at any single scheduled redemption. The

Company anticipates that these securities will be redeemed by their respective issuers on indeterminate future dates as a consequence of the ultimate liquidation strategies employed by the management of these investments.

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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	September 30, 2019
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$6,986	$-	$6,986
State and political subdivisions	-	4,807	-	4,807
Corporate	-	7,621	-	7,621
Asset backed securities	-	14,378	-	14,378
Residential mortgage-backed - US agency	-	20,994	-	20,994
Collateralized mortgage obligations - US agency	-	41,725	-	41,725
Collateralized mortgage obligations - Private label	-	18,241	-	18,241
Total		114,752		114,752
Corporate measured at NAV	-	-	-	5,044
Total available-for-sale securities	$-	$114,752	$-	$119,796

Marketable equity securities	$-	$514	$-	$514

Interest rate swap derivative	$-	$(115)	$-	$(115)

	December 31, 2018
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$17,031	$-	$17,031
State and political subdivisions	-	23,065	-	23,065
Corporate	-	12,141	-	12,141
Asset backed securities	-	18,119	-	18,119
Residential mortgage-backed - US agency	-	31,666	-	31,666
Collateralized mortgage obligations - US agency	-	46,441	-	46,441
Collateralized mortgage obligations - Private label	-	23,936	-	23,936
Total		172,399		172,399
Corporate measured at NAV	-	-	-	5,059
Total available-for-sale securities	$-	$172,399	$-	$177,458

Marketable equity securities	$-	$453	$-	$453

Pathfinder Bank had the following assets measured at fair value on a nonrecurring basis as of September 30, 2019 and December 31, 2018:

		September 30, 2019
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$3,055	$3,055
Foreclosed real estate	$-	$-	$60	$60

		December 31, 2018
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$1,098	$1,098
Foreclosed real estate	$-	$-	$1,173	$1,173

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at the indicated dates.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At September 30, 2019
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 20% (9%)
	(Sales Approach)	Costs to Sell	7% - 13% (10%)
Discounted Cash Flow

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15% (15%)
	(Sales Approach)	Costs to Sell	6% - 9% (8%)

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2018
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 15% (6%)
	(Sales Approach)	Costs to Sell	5% - 13% (11%)
Discounted Cash Flow

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15% (15%)
	(Sales Approach)	Costs to Sell	6% - 8% (7%)

There have been no transfers of assets into or out of any fair value measurement during the three and nine months ended September 30, 2019.

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

The Company holds two corporate investment securities with an aggregate amortized historical cost of $4.8 million and an aggregate fair market value of $5.0 million as of September 30, 2019. These securities have valuations that are determined using published NAV derived by analyses of the securities’ underlying assets. These securities are comprised primarily of broadly-diversified real estate and adjustable-rate senior secured business loans and are traded in secondary markets on an infrequent basis. While these securities are redeemable at least annually through tender offers made by their respective issuers, the liquidation value of the securities may be below their stated NAVs and also subject to restrictions as to the amount of securities that can be redeemed at any single scheduled redemption. The Company anticipates that these securities will be redeemed by their respective issuers on indeterminate future dates as a consequence of the ultimate liquidation strategies employed by the management of these investments.

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

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		September 30, 2019		December 31, 2018
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$39,773	$39,773	$26,316	$26,316
Investment securities - available-for-sale	2	114,752	114,752	172,399	172,399
Investment securities - available-for-sale	NAV	5,044	5,044	5,059	5,059
Investment securities - marketable equity	2	514	514	453	453
Investment securities - held-to-maturity	2	114,349	116,187	53,908	53,769
Federal Home Loan Bank stock	2	4,210	4,210	5,937	5,937
Net loans	3	717,570	717,687	612,964	601,789
Accrued interest receivable	1	3,313	3,313	3,068	3,068

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$467,391	$467,391	$450,267	$450,267
Time Deposits	2	392,218	393,320	276,793	275,727
Borrowings	2	79,252	79,742	118,534	118,379
Subordinated loans	2	15,119	14,766	15,094	14,485
Accrued interest payable	1	468	468	304	304
Interest rate swap derivative	2	115	115	-	-

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

As of September 30, 2019, the following amounts were recorded on the balance sheet related to the cumulative basis adjustments for fair value hedges:

(In thousands)	Carrying Amount of the Hedged Assets at September 30, 2019	Cumulative Amount of Fair Value Hedging Adjustment Included in The Carrying Amount of the Hedged Assets at September 30, 2019

Line item on the balance sheet in which the hedged item is included:
Loans receivable (1)	$20,952	$92

(1)

These amounts include the amortized cost basis of the closed portfolio used to designate the hedging relationship in which the hedged item is the remaining amortized cost of the last layer expected to be remaining at the end of the hedging relationship.  At September 30, 2019, the amortized cost of the basis of the closed portfolio used in the hedging relationship was $21.0 million, the cumulative basis adjustment associated with the hedging relationship was $92,000, and the amount of the designated hedged item was $9.2 million.

At September 30, 2019, the fair value of the derivative resulted in a net liability position of $115,000 under the agreement, recorded by the Company in other liabilities. The Company had no derivative agreements in place at December 31, 2018.

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

	For the three months ended September 30, 2019
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available- for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(3,021)	$43	$(46)	$(3,024)
Other comprehensive income before reclassifications	-	282	5	287
Amounts reclassified from AOCI	67	(96)	-	(29)
Ending balance	$(2,954)	$229	$(41)	$(2,766)

	For the three months ended September 30, 2018
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available- for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(2,156)	$(3,248)	$(67)	$(5,471)
Other comprehensive income before reclassifications	-	(456)	4	(452)
Amounts reclassified from AOCI	31	44	-	75
Ending balance	$(2,125)	$(3,660)	$(63)	$(5,848)

	For the nine months ended September 30, 2019
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available- for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(3,152)	$(2,832)	$(58)	$(6,042)
Other comprehensive income before reclassifications	-	3,244	17	3,261
Amounts reclassified from AOCI	198	(183)	-	15
Ending balance	$(2,954)	$229	$(41)	$(2,766)

	For the nine months ended September 30, 2018
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available- for-Sale Securities	Securities reclassified from AFS to HTM	Total
Beginning balance	$(2,220)	$(1,558)	$(430)	$(4,208)
Other comprehensive income before reclassifications	-	(2,305)	124	(2,181)
Amounts reclassified from AOCI	95	140	-	235
Cumulative effect of change in measurement of equity securities (1)	-	(53)	-	(53)
Cumulative effect of change in investment securities transfer (2)	-	116	243	359
Ending balance	$(2,125)	$(3,660)	$(63)	$(5,848)

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

The following table presents the amounts reclassified out of each component of AOCI for the indicated period:

	Amount Reclassified			Amount Reclassified
	from AOCI (1)			from AOCI (1)
	(Unaudited)			(Unaudited)
(In thousands)	For the three months ended			For the nine months ended
Details about AOCI (1) components	September 30, 2019	September 30, 2018	Affected Line Item in the Statement of Income	September 30, 2019	September 30, 2018
Retirement plan items
Retirement plan net losses recognized in plan expenses (2)	$(84)	$(43)	Salaries and employee benefits	$(252)	$(129)
Tax effect	17	12	Provision for income taxes	54	34
	$(67)	$(31)	Net Income	$(198)	$(95)

Available-for-sale securities
Realized gain (loss) on sale of securities	$121	$(60)	Net gains (losses) on sales and redemptions of investment securities	$232	$(189)
Tax effect	(25)	16	Provision for income taxes	(49)	49
	$96	$(44)	Net Income	$183	$(140)

(1)	Amounts in parentheses indicates debits in net income.
(2)	These items are included in net periodic pension cost.

See Note 5 for additional information.

Note 13: Noninterest Income

The Company has included the following table regarding the Company’s noninterest income for the periods presented.

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2019	2018	2019	2018
Service fees
Insufficient funds fees	$347	$218	$827	$618
Deposit related fees	28	49	133	148
ATM fees	24	24	69	72
Total service fees	399	291	1,029	838
Fee Income
Insurance commissions	168	172	620	632
Investment services revenue	58	70	203	218
ATM fees surcharge	68	71	173	178
Banking house rents collected	32	34	100	100
Total fee income	326	347	1,096	1,128
Card income
Debit card interchange fees	166	141	497	432
Merchant card fees	21	21	58	54
Total card income	187	162	555	486
Mortgage fee income and realized gain on sale of loans and foreclosed real estate
Loan servicing fees	57	25	144	108
Net gains on sales of loans and foreclosed real estate	38	8	43	24
Total mortgage fee income and realized gain on sale of loans and foreclosed real estate	95	33	187	132
Total	1,007	833	2,867	2,584
Earnings and gain on bank owned life insurance	133	138	355	319
Net gains (losses) on sales and redemptions of investment securities	121	(60)	232	(189)
Gains on marketable equity securities	4	-	61	26
Other miscellaneous income	21	29	83	119
Total noninterest income	$1,286	$940	$3,598	$2,859

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

The components of the lease expense are as follows:

	For the three months	For the nine months
	ended September 30,	ended September 30,
(In thousands)	2019	2019
Operating lease cost	$61	$180
Finance lease cost	20	32

	For the three months	For the nine months
	ended September 30,	ended September 30,
(In thousands)	2019	2019
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$55	$159
Operating cash flows from finance leases	20	32
Financing cash flows from finance leases	17	28

Supplemental balance sheet information related to leases was as follows:

September 30,
(In thousands, except lease term and discount rate)	2019
Operating Leases:
Operating lease right-of-use assets	$2,422
Operating lease liabilities	$2,681

Finance Leases:
Financial Liability	$576

Weighted Average Remaining Lease Term:
Operating Leases	19.71 years
Finance Leases	29.67 years

Weighted Average Discount Rate:
Operating Leases	3.71%
Finance Leases	13.75%

Maturities of lease liabilities were as follows:

Years Ending September 30,
(In thousands)
2020	$117
2021	104
2022	97
2023	107
2024	116
Thereafter	2,716
Total minimum lease payments	$3,257

The Company owns certain properties that it leases to unaffiliated third parties at market rates.  Lease rental income was $32,000 and $34,000 for the three months ended September 30, 2019 and 2018, respectively.  Lease rental income was $100,000 for both the nine months ended September 30, 2019 and 2018.  All lease agreements, in which the Company is the lessor, are accounted for as operating leases.  The Company has no unamortized initial direct costs related to the establishment of these lease agreements at January 1, 2019.

Note 15: Subsequent Events

On November 7, 2019, the Bank acquired $25.1 million of loans originated by an unrelated financial technology company, located outside of the Bank’s market area.  The acquired loan pool represents a 55.9% participating interest in a total of 2,787 unsecured consumer loans with maturities ranging primarily from three to five years. These loans will be serviced through their respective maturities by the originating financial technology company.

The Company’s management routinely evaluates the overall characteristics of its loan portfolio.  Such evaluations may include analyses of certain loans for potential sales to unaffiliated third parties.  Loan sales may be made in response to a variety of factors such as changes in market conditions or changes in the level of certain loan-type concentrations.  Such sales, if executed, would typically be made in order to improve certain characteristics within the overall loan portfolio, viewed individually or in combination, related to factors such as cash flow, liquidity, duration or potential interest rate risk.  As of the date of the issuance of this filing, the Company was in the process of evaluating the sale of certain conforming 30-year loans that have been held in portfolio for the past two-to-five years.  The sale of loans of this type would typically reduce the overall duration of the loan portfolio and would, therefore, generally reduce the Company’s exposure to the effects of rising interest rates. As of the date of this filing, no decision has been made to sell the loans currently being evaluated.  The amount of any potential sale, the expected gain or loss on such a sale, or the potential effects on future earnings of such a sale has not been determined.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

General

The Company is a Maryland corporation headquartered in Oswego, New York.  The Company is 100% owned by public shareholders.  The primary business of the Company is its investment in Pathfinder Bank (the "Bank"), a New York State chartered commercial bank, which is 100% owned by the Company.  The Bank has two wholly owned operating subsidiaries, Pathfinder Risk Management Company, Inc. (“PRMC”) and Whispering Oaks Development Corp. All significant inter-company accounts and activity have been eliminated in consolidation.  Although the Company owns, through its subsidiary PRMC, 51% of the membership interest in FitzGibbons Agency, LLC (“Agency”), the Company is required to consolidate 100% of FitzGibbons within the consolidated financial statements.  The 49% of which the Company does not own is accounted for separately as a noncontrolling interest within the consolidated financial statements.  At September 30, 2019, the Company and subsidiaries had total consolidated assets of $1.1 billion, total consolidated liabilities of $966.9 million and shareholders' equity of $89.0 million plus noncontrolling interest of $229,000, which represents the 49% of FitzGibbons not owned by the Company.

The following discussion reviews the Company's financial condition at September 30, 2019 and the results of operations for the three and nine month periods ended September 30, 2019 and 2018. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other period.

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

Deferred income tax assets and liabilities are determined using the liability method.  Under this method, the net deferred tax asset or liability is recognized for the future tax consequences.  This is attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating and capital loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  If current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established.  The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.  In the quarter ended March 31, 2019, the Company established, through a charge to earnings, a valuation allowance in the amount of $136,000 in order to reserve against deferred tax assets related to New York State income taxes.  Effective in January 2018, the Company adopted a modification methodology, made available following changes to the New York State tax code, effecting how the Company’s state income tax liability is computed.  Under this adopted methodology, it is unlikely that the Company will pay income taxes to New York in future periods and it is therefore probable that the Company’s deferred tax assets related to New York State income taxes are unlikely to further reduce the Company’s state income tax rate in the future.  Accordingly, a valuation allowance against the value of those deferred tax assets was established to reduce the net deferred tax asset related to New York income taxes to $-0-.  At September 30, 2019, the Company had a valuation allowance of $77,000 established against the future projected benefits of deferred tax assets related to New York State income tax obligations. There were no valuation allowances against deferred tax assets at December 31, 2018.  The Company’s effective tax rate typically differs from the 21% federal statutory tax rate due primarily to tax-exempt income from specific types of investment securities and loans, bank owned life insurance, and, to a much lesser degree, the utilization of low income housing tax credits. These factors, which typically lower the effective tax rate for the Company, were offset by the establishment of the valuation allowance described above resulting in an effective tax rate of 23.7% for the nine months ended September 30, 2019.

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

Recent Events

On September 23, 2019, the Company announced that its Board of Directors had declared a cash dividend of $0.06 per common and preferred share, payable to shareholders of record as of October 18, 2019 on November 8, 2019.

Overview and Results of Operations

The following represents the significant highlights of the Company’s operating results between the third quarter of 2019 and the third quarter of 2018.

•	Total net income increased $310,000, or 31.5%, to $1.3 million.
•	Basic and diluted earnings per share both decreased $0.01 to $0.22.
•	Return on average assets increased by seven basis points to 0.51% as the increase in the Company’s net income slightly outpaced the increase in average assets.
•

Net interest income, after provision for loan losses, increased $500,000, or 8.2%, to $6.6 million.  Excluding the provision, net interest income increased $809,000, or 12.7%, to $7.2 million. This increase in net interest income was primarily due to the increase in average balances of interest earning assets, accompanied by an increase in the average yield earned on interest-earning assets.

•

Net interest margin decreased by one basis point to 3.01%, primarily as a result of a $112.0 million increase in the average balance of time deposits, coupled with a 58 basis point increase in the average rate paid on time deposits. The increases in the average rates paid on time deposits reflected the competitive environment for such deposits within the Company’s marketplace as well as a general increase in short-term interest rates nationally.

•

The effective income tax rate increased 6.3% to 19.9% for the three months ended September 30, 2019 as compared to 13.6% for the same three month period in 2018.  The increase was primarily related to the tax benefit recognized related to the cashless exercise of incentive stock options in the prior year quarter.

The following represents significant highlights of the Company’s operating results between the first nine months of 2019 and the first nine months of 2018.

•Net income decreased $518,000, or 17.7%, to $2.4 million.

•	Basic and diluted earnings per share were both $0.47 per share and decreased $0.24 per share and $0.22 per share, respectively.
•

Return on average assets decreased 11 basis points to 0.33% between the year-over-year nine month periods as net income (the numerator of the ratio) decreased by $518,000, or 17.7%, resulting in a seven basis point decrease in the return on average assets between the year-over-year nine month periods.  Further, average assets (the denominator of the ratio) grew $95.8 million, or 10.8%, resulting in a four basis point decrease in the return on average assets between the year-over-year nine month periods.

•

Net interest income, after provision for loan losses, increased by $1.0 million, or 5.8%, to $19.1 million.  This increase in earnings was primarily due to the increase in average balances of interest earning assets, accompanied by an increase in the average yield earned on interest-earning assets.

•

Net interest margin decreased by nine basis points to 2.94%, primarily as a result of a $117.5 million increase in the average balance of time deposits, coupled with a 76 basis point increase in the average rate paid on time deposits.  The increases in the average rates paid on time deposits reflected the competitive environment for such deposits within the Company’s marketplace as well as a general increase in short-term interest rates nationally.

•

The effective income tax rate increased 9.1% to 23.7% for the nine months ended September 30, 2019 as compared to 14.6% for the same nine month period in 2018.  This increase was primarily related to the nonrecurring establishment, through a charge to earnings, of a $136,000 valuation allowance to reserve against deferred tax assets related to New York State income taxes.  Excluding the nonrecurring charge, the increase in income tax expense and the effective tax rate in the first nine months of 2019, as compared to the previous period, was primarily attributable to the recognition of tax benefits of $115,000 in the first nine months of 2018 that resulted from the cashless exercise of incentive stock options by certain executives of the Company.

The following reflects the significant changes in financial condition between the periods of December 31, 2018 and September 30, 2019.  In addition, the following reflects significant changes in asset quality metrics between September 30, 2018 and September 30, 2019.

•

Total assets increased $123.0 million, or 13.2% to $1.1 billion at September 30, 2019, as compared to December 31, 2018, primarily due to increases in loans, cash and cash equivalents, and investment securities.  These increases were funded largely by increases in deposits, including brokered deposits, as well as the cash flow from the sale and maturity of investment securities.

•

Asset quality metrics remained stable in comparison to recent reporting periods. The Company’s consistent asset quality metrics are reflective of its disciplined risk management process, along with the relative economic stability of its Central New York State market area.  The annualized net loan charge-offs to average loans ratio was 0.07% for the third quarter of 2019, compared to 0.12% for the third quarter of 2018, and 0.22% for the fourth quarter of 2018.  Nonperforming loans to total loans decreased two basis points to 0.73% at September 30, 2019, compared to 0.75% at September 30, 2018. Nonperforming loans to total loans increased 38 basis points to 0.73% at September 30, 2019, compared to 0.35% at December 31, 2018. Correspondingly, the ratio of the allowance for loan losses to nonperforming loans at September 30, 2019 was 156.43%, as compared to 167.72% at September 30, 2018, and 340.13% at December 31, 2018.

The Company had net income of $1.3 million for the three months ended September 30, 2019 compared to net income of $985,000 for the three months ended September 30, 2018. The $310,000 increase in net income was due primarily to a $1.9 million increase in interest and dividend income and a $346,000 increase in noninterest income.  The increase in net income was partially offset by a $1.1 million increase in interest expense, a $370,000 increase in noninterest expenses, and a $309,000 increase in the provisions for loans losses.

Net interest income before the provision for loan losses increased $809,000, or 12.7%, to $7.2 million for the three months ended September 30, 2019 as compared to $6.4 million for the same three month period in 2018.  The increase was primarily the result of the increase in average interest-earning asset balances due to increases in average loans and average taxable investment securities.  The positive effects of increased average interest-earning assets for the three months ended September 30, 2019, as compared to the same three month period in 2018, were also enhanced by an increase in the average yield of interest-earning assets of 31 basis points to 4.47% for the three months ended September 30, 2019 from 4.16% for the same three month period of the previous year. These positive factors on net interest income were partially offset by an increase in the average balance of interest-bearing liabilities of $91.5 million, or 12.6%, and an increase of 39 basis points on the average interest rate paid on those liabilities.

The $346,000, or 36.8%, increase in noninterest income in the quarter ended September 30, 2019, as compared to the same quarterly period in 2018, was primarily the result of a $181,000 net increase in the net gains on the sales and redemptions of investment securities, from a loss of $60,000 for the three months ended September 30, 2018 to a net gain of $121,000 for the same quarter in 2019.  The investment securities sales were part of the Company’s portfolio optimization and liquidity management strategies. It is the intention of management to reinvest the proceeds of these investment securities sales into potentially higher yielding interest-earning assets in future periods.   Further contributing to the increase in noninterest income was a $108,000 increase on service charges on deposit accounts and a $32,000 increase in loan servicing fees. All other noninterest income categories increased by an aggregate $25,000, or 3.7% in the quarter ended September 30, 2019 as compared to the prior year quarter.

The $370,000, or 6.3%, increase in noninterest expense in the quarter ended September 30, 2019, as compared to the same quarterly period in 2018, was primarily a result of a $98,000 increase in building and occupancy costs, a $95,000 increase in data processing charges, an $84,000 increase in salaries and employee benefits expense, and an $80,000 increase in advertising expense.   The increase in building and occupancy costs and data processing charges were partially due to expenses related to our new banking location in Onondaga County.  These increases are consistent with branch and operational growth.    The increase in salaries and employee benefits expense reflected an increase in staffing levels intended to meet increased loan demand and to better serve customers and potential customers as the Bank’s operations continue to expand primarily into Onondaga County, New York. Advertising expense increased primarily as the result of increases in the level of brand awareness advertising expenditures primarily focused on the Onondaga County market.  All other noninterest expense categories increased $13,000, or 1.1%, in aggregate during the quarter ended September 30, 2019, as compared to the same three month period in 2018.

In comparing the year-over-year third quarter periods, the return on average assets increased seven basis points to 0.51% due to the effects of the increase in net income (the numerator in the ratio), partially offset by the increase in average assets (the denominator in the ratio).  Average assets increased due to increases in average loans and average taxable investment securities of $93.4 million and $40.2 million, respectively, in the third quarter of 2019 as compared to the same quarter of 2018.  Average interest-bearing deposits increased $89.9 million in the third quarter of 2019, as compared with the same quarter in 2018.  The increase in deposits was the result of organic growth within our existing marketplace coupled with targeted promotions for our time deposit products.

The Company had net income of $2.4 million for the nine months ended September 30, 2019 compared to net income of $2.9 million for the nine months ended September 30, 2018.  The $518,000 decrease in net income was due primarily to a $3.8 million increase in interest expense, a $2.0 million increase in noninterest expense, a $245,000 increase in income tax expense, and a $153,000 increase in the provision for loan losses. The increase expenses were partially offset by an increase of $5.0 million in interest and dividend income and a $739,000 increase in noninterest income.

Net interest income before the provision for loan losses increased $1.2 million, or 6.2%, to $20.5 million for the nine months ended September 30, 2019 as compared to the same nine month period in the previous year.  The increase was a result of the increase in average balances on loans and taxable investment securities and an increase in the average yield earned on those balances, partially offset by an increase in the average balance and average cost of interest-bearing liabilities between the year-over-year nine month periods.

The $739,000, or 25.8%, increase in noninterest income in the nine months ended September 30, 2019, as compared to the same nine month period in 2018, was primarily the result of a net increase of $421,000 in the net gains on the sales and redemptions of investment securities from a loss of $189,000 for the nine months ended September 30, 2018 to a net gain of $232,000 for the same nine month period in 2019. The investment securities sales were part of the Company’s portfolio optimization and liquidity management strategies. It is the intention of management to reinvest the proceeds of these investment securities sales into potentially higher yielding interest-earning assets in future periods.  Also contributing to the increase in noninterest income was service charges on deposit accounts, debit interchange fees, earnings and gain on bank owned life insurance, and loan servicing fees, which increased $191,000, $65,000, $36,000, and $36,000, respectively. All other noninterest income categories decreased by $10,000, or 0.7%, in the nine months ended September 30, 2019 as compared to the prior year period.

The $2.0 million, or 11.6%, increase in noninterest expense was due primarily to an increase of $998,000, or 10.6%, in salary and employee benefits expense that reflected, in part, approximately $170,000 in one-time employee severance payments and $217,000 in reduced accrued earnings from the Company’s defined benefit pension plan (due primarily to market value declines in the Company’s pension assets at December 31, 2018).  The remainder of the year-over-year increase in salary and employee benefits expense of $611,000 was primarily due to increases in staffing levels intended to meet increased loan demand and to better serve customers and potential customers as the Bank’s operations continue to expand into Onondaga County. In addition, data processing costs, building and occupancy costs, and foreclosed real estate expenses increased $345,000, $297,000, and $231,000, respectively. The increase in data processing and building and occupancy costs were partially due to expenses related to our new banking location in Onondaga County.  Foreclosed real estate expenses increased due to expenses related to the final disposition of a single foreclosed commercial property. All other noninterest expense categories increased $163,000, or 3.3%, in aggregate for the nine month period ended September 30, 2019, as compared to the same nine month period in 2018.

Return on average assets decreased 11 basis points to 0.33% between the year-over-year nine month periods as net income (the numerator of the ratio) decreased by $518,000, or 17.7%, resulting in a seven basis point decrease in the return on average assets between the year-over-year nine month periods.  Further, average assets (the denominator of the ratio) grew $95.8 million, or 10.8%, resulting in a four basis point decrease in the return on average assets between the year-over-year nine month periods.

For the three months ended September 30, 2019, we recorded $600,000 in provision for loan losses as compared to $291,000 in the same prior year three month period.  This $309,000 increase in the provision for the three month period is reflective of continued significant growth in the Bank’s commercial and consumer lending portfolios, as well as changes to both quantitative and environmental factors deemed appropriate for the Bank’s loan portfolio. Average loan balances increased $93.4 million, or 15.2%, in the third quarter of 2019 as compared with the same quarter of 2018.

For the first nine months of 2019, we recorded $1.4 million in provision for loan losses as compared to $1.2 million in the same prior year nine month period.  This $153,000 increase in the provision for loan losses was reflective of continued significant growth in the Bank’s commercial and consumer lending portfolios. Average loan balances increased $64.5 million, or 10.7%, from September 30, 2019 as compared with the same prior year period.

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

	For the three months ended September 30,
	2019			2018
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$707,250	$8,817	4.99%	$613,889	$7,213	4.70%
Taxable investment securities	235,095	1,833	3.12%	194,925	1,409	2.89%
Tax-exempt investment securities	1,710	11	2.57%	23,568	143	2.43%
Fed funds sold and interest-earning deposits	17,039	72	1.69%	16,921	65	1.54%
Total interest-earning assets	961,094	10,733	4.47%	849,303	8,830	4.16%
Noninterest-earning assets:
Other assets	68,095			59,232
Allowance for loan losses	(7,980)			(7,721)
Net unrealized losses on available-for-sale securities	(9)			(4,273)
Total assets	$1,021,200			$896,541
Interest-bearing liabilities:
NOW accounts	$66,189	$34	0.21%	$67,203	$30	0.18%
Money management accounts	13,538	5	0.15%	13,117	5	0.15%
MMDA accounts	197,309	521	1.06%	218,866	583	1.07%
Savings and club accounts	83,696	25	0.12%	83,620	21	0.10%
Time deposits	367,271	2,260	2.46%	255,267	1,200	1.88%
Subordinated loans	15,114	216	5.72%	15,079	216	5.73%
Borrowings	73,350	467	2.55%	71,807	379	2.11%
Total interest-bearing liabilities	816,467	3,528	1.73%	724,959	2,434	1.34%
Noninterest-bearing liabilities:
Demand deposits	103,698			100,932
Other liabilities	11,762			6,570
Total liabilities	931,927			832,461
Shareholders' equity	89,273			64,080
Total liabilities & shareholders' equity	$1,021,200			$896,541
Net interest income		$7,205			$6,396
Net interest rate spread			2.74%			2.82%
Net interest margin			3.00%			3.01%
Ratio of average interest-earning assets to average interest-bearing liabilities			117.71%			117.15%

	For the nine months ended September 30,
	2019			2018
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$669,457	$24,614	4.90%	$604,987	$20,949	4.62%
Taxable investment securities	229,455	5,438	3.16%	194,133	3,837	2.64%
Tax-exempt investment securities	9,793	170	2.31%	31,521	608	2.57%
Fed funds sold and interest-earning deposits	19,924	288	1.93%	15,345	161	1.40%
Total interest-earning assets	928,629	30,510	4.38%	845,986	25,555	4.03%
Noninterest-earning assets:
Other assets	67,237			56,033
Allowance for loan losses	(7,545)			(7,458)
Net unrealized (losses) on available for sale securities	(1,640)			(3,666)
Total assets	$986,681			$890,895
Interest-bearing liabilities:
NOW accounts	$67,984	$90	0.18%	$67,741	$83	0.16%
Money management accounts	13,725	15	0.15%	13,865	16	0.15%
MMDA accounts	186,434	1,350	0.97%	241,363	1,654	0.91%
Savings and club accounts	84,423	75	0.12%	83,806	64	0.10%
Time deposits	352,827	6,400	2.42%	235,347	2,933	1.66%
Subordinated loans	15,103	650	5.74%	15,071	629	5.56%
Borrowings	77,228	1,472	2.54%	68,608	920	1.79%
Total interest-bearing liabilities	797,724	10,052	1.68%	725,801	6,299	1.16%
Noninterest-bearing liabilities:
Demand deposits	102,228			95,542
Other liabilities	10,135			6,166
Total liabilities	910,087			827,509
Shareholders' equity	76,594			63,386
Total liabilities & shareholders' equity	$986,681			$890,895
Net interest income		$20,458			$19,256
Net interest rate spread			2.70%			2.87%
Net interest margin			2.94%			3.03%
Ratio of average interest-earning assets to average interest-bearing liabilities			116.41%			116.56%

As indicated in the above tables, net interest income, before provision for loan losses, increased $809,000, or 12.7%, to $7.2 million for the three months ended September 30, 2019 as compared to $6.4 million for the same prior year period.  This increase was due principally to the $111.8 million, or 13.2%, increase in the average balance of interest-earning assets, and an increase of 31 basis points on the average yield earned on those assets.  These positive factors on net interest income were partially offset by an increase in the average balance of interest-bearing liabilities of $91.5 million, or 12.6%, and an increase of 39 basis points on the average interest rate paid on those liabilities.   In total, net interest margin decreased one basis point to 3.00% due largely to the increase in rates paid on average interest-bearing liabilities, as noted above.  The following analysis should also be viewed in conjunction with the table below which reports the changes in net interest income attributable to rate and volume.

Interest and dividend income increased $1.9 million, or 21.6%, to $10.7 million for the three months ended September 30, 2019 compared to $8.8 million for the same three month period in 2018.  The increase in interest and dividend income was due principally to the increase in average interest-earning assets (primarily loans and taxable investment securities), which increased between the year-over-year third quarter periods by $133.5 million, or 16.5%.  The increase in the average balance of loans reflected the Company’s continued success in its expansion within the greater Syracuse, New York market. Further supporting the quarter-over-quarter increase in interest income, the average yield on the loans and taxable investment portfolio improved 29 basis points to 4.99% and 23 basis points to 3.12%, respectively.  This increase in the average yield on loans was the result of new loan production being added to the loan portfolio at rates slightly higher than the average yields of the previously existing portfolio.  The increase in the average yield on taxable investment securities was the result of an increase in book yields on adjustable-rate securities and the purchase of new securities, often with longer durations or more credit risk exposure, at rates higher than the average yields of securities within the previously-existing portfolio whose balances continue to be reduced by amortization and maturities.

Interest expense for the three months ended September 30, 2019 increased $1.1 million, or 45.0%, to $3.5 million when compared to the same prior year period.  Deposit interest expense increased $1.0 million, or 54.7%, to $2.8 million due to an $89.9 million increase in the average balance of interest-bearing deposits accompanied by a 41 basis point increase in the average annualized rate paid on these deposits to 1.56% for the three months ended September 30, 2019, as compared with the same three month period in 2018. This increase in the average rate was primarily due to a 58 basis point increase in the average rate paid on time deposits, during the three months ended September 30, 2019 as compared to the same three month period in 2018.  The increase in the average rate paid on time deposits reflected the competitive environment for such deposits within the Company’s marketplace. Further contributing to the increase in interest expense was an $88,000 increase in borrowings expense, which increased due to a $1.5 million increase in the average balance of borrowings.

For the nine month period ended September 30, 2019, net interest income, before the provision for loan losses, increased $1.2 million, or 6.2%, to $20.5 million compared to $19.3 million for the nine months ended September 30, 2018.  This increase was due principally to the $82.6 million, or 9.8%, increase in the average balance of interest-earning assets, and an increase of 35 basis points on the average yield earned on those assets.  These positive factors on net interest income were partially offset by an increase in the average balance of interest-bearing liabilities of $71.9 million, or 9.9%, and an increase of 52 basis points on the average interest rate paid on those liabilities.  Interest and dividend income increased $5.0 million, or 19.4%, to $30.5 million for the nine months ended September 30, 2019 from $25.6 million for the same nine month period in 2018.  The increase in interest and dividend income was due principally to the increase in average balances of loan and taxable investment securities, which increased 10.7% and 18.2%, respectively, between the year-over-year nine month periods.  The increase in the average balance of loans reflected the Company’s continued success in its expansion within the greater Syracuse market.  These increases were also positively affected by the increase in the average yield on loans and taxable investment securities of 28 basis points to 4.90% and 52 basis points to 3.16%, respectively.  This increase in the average yield on loans was the result of new loan production being added to the loan portfolio at rates slightly higher than the average rates of the previously existing portfolio.  The increase in the average yield on taxable investment securities was the result of an increase in book yields on adjustable-rate securities and the purchase of new securities, often with longer durations or more credit risk exposure, at rates higher than the average rates of securities within the previously-existing portfolio whose balances continue to be reduced by amortization, maturities and sales.

Interest expense for the nine months ended September 30, 2019 increased $3.8 million, or 59.6%, to $10.1 million as compared to $6.3 million for the nine months ended September 30, 2018.  The increase in interest expense was due principally to the increase in average interest-bearing liabilities of $71.9 million, along with a 52 basis point increase in the average rate paid on these liabilities to 1.68%.  Deposit expense increased $3.2 million, or 66.9%. The average balance of interest-bearing deposits, which included brokered deposits, increased $63.3 million between the year-over-year nine month periods.  Deposit interest expense increased 51 basis points to 1.50% for the nine months ended September 30, 2019 as compared with the same nine month period in 2018.  This increase was primarily due to a 76 basis point increase in the average rate paid on time deposits, during the nine months ended September 30, 2019 as compared to the same time period in 2018.  The increase in rates paid on those deposits reflected the competitive environment for such deposits within the Company’s marketplace. Further contributing to the increase in interest expense was a $552,000 increase in borrowings expense, which increased due to an $8.6 million increase in the average balance of borrowings.

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

	Three months ended September 30,			Nine months ended September 30,
	2019 vs. 2018			2019 vs. 2018
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Loans	$1,145	$459	$1,604	$2,320	$1,345	$3,665
Taxable investment securities	307	117	424	765	836	1,601
Tax-exempt investment securities	(189)	57	(132)	(382)	(56)	(438)
Interest-earning deposits	-	7	7	56	71	127
Total interest income	1,263	640	1,903	2,759	2,196	4,955
Interest Expense:
NOW accounts	(3)	7	4	-	7	7
Money management accounts	1	(1)	-	-	(1)	(1)
MMDA accounts	(57)	(5)	(62)	(444)	140	(304)
Savings and club accounts	-	4	4	-	11	11
Time deposits	622	438	1,060	1,813	1,654	3,467
Subordinated loans	2	(2)	-	1	20	21
Borrowings	8	80	88	127	425	552
Total interest expense	573	521	1,094	1,497	2,256	3,753
Net change in net interest income	$690	$119	$809	$1,262	$(60)	$1,202

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

Management extensively reviews recent trends in historical losses, qualitative factors and specific reserve needs on loans individually evaluated for impairment in its determination of the adequacy of the allowance for loan losses. We recorded $600,000 in provision for loan losses for the three month period ended September 30, 2019, as compared to $291,000 for the three month period ended September 30, 2018.  The $309,000 increase in the provision for the three month period is reflective of continued significant growth in the Bank’s commercial and consumer lending portfolios, as well as changes to both quantitative and environmental factors deemed appropriate for the Bank’s loan portfolio. Average loan balances increased $93.4 million, or 15.2%, in the third quarter of 2019 as compared with the same quarter of 2018.

For the first nine months of 2019, we recorded $1.4 million in provision for loan losses as compared to $1.2 million in the same prior year nine month period.  The $153,000 increase in the provision for loan losses was reflective of continued significant growth in the Bank’s commercial and consumer lending portfolio. Average loan balances increased $64.5 million, or 10.7%, in the first nine months of 2019 as compared with the same prior year period.

The Company measures delinquency based on the amount of past due loans as a percentage of total loans.  The ratio of delinquent loans to total loans decreased to 1.36% at September 30, 2019 as compared to 1.81% at December 31, 2018.  Delinquent loans (numerator) decreased $1.3 million while total loan balances (denominator) increased $105.4 million at September 30, 2019, as compared to December 31, 2018.  The decrease in past due loans was primarily driven by a decrease of $5.3 million in loans delinquent 30-59 days.  This was partially offset by an increase of $3.2 million in loans delinquent more than 90 days and a $716,000 increase in loans delinquent 60-89 days.  The decrease in loans 30-59 days past due at September 30, 2019 as compared to December 31, 2018 was primarily due to eight commercial real estate loans totaling $4.2 million and six commercial lines of credit totaling $1.0 million, which were no longer 30-59 days delinquent at September 30, 2019.   The increase in loans delinquent 90 days or more at September 30, 2019 as compared to December 31, 2018 was primarily due to the addition of seven commercial real estate loans totaling $2.5 million and six other commercial and industrial loans totaling $590,000.  The increase in loans 60-89 days past due at September 30, 2019 as compared to December 31, 2018 was primarily due to the addition of four other commercial and industrial loans totaling $384,000 and a $270,000 increase in residential loans 60-89 days past due.

At September 30, 2019, there were $9.8 million in loans past due including $2.8 million in loans 30-59 days past due, $1.8 million in loans 60-89 days past due and $5.2 million in loans 90 or more days past due.  At December 31, 2018, there were $11.2 million in loans past due, including $8.1 million in loans 30-59 days past due, $1.1 million in loans 60-89 days past due and $2.0 million in loans 90 or more days past due.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, including insurance agency commissions, and net gains on sales of securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(Dollars in thousands)	2019	2018	Change		2019	2018	Change
Service charges on deposit accounts	$399	$291	$108	37.1%	$1,029	$838	$191	22.8%
Earnings and gain on bank owned life insurance	133	138	(5)	-3.6%	355	319	36	11.3%
Loan servicing fees	57	25	32	128.0%	144	108	36	33.3%
Debit card interchange fees	166	141	25	17.7%	497	432	65	15.0%
Insurance agency revenue	170	174	(4)	-2.3%	631	639	(8)	-1.3%
Other charges, commissions and fees	198	223	(25)	-11.2%	606	662	(56)	-8.5%
Noninterest income before gains (losses)	1,123	992	131	13.2%	3,262	2,998	264	8.8%
Net gains (losses) on sales and redemptions of investment securities	121	(60)	181	301.7%	232	(189)	421	222.8%
Gains on marketable equity securities	4	-	4	-	61	26	35	134.6%
Net gains on sales of loans and foreclosed real estate	38	8	30	375.0%	43	24	19	79.2%
Total noninterest income	$1,286	$940	$346	36.8%	$3,598	$2,859	$739	25.8%

The $346,000 or 36.8%, increase in noninterest income in the quarter ended September 30, 2019, as compared to the same quarterly period in 2018, was partially due to the net increase of $181,000 in the net gains on the sales and redemptions of investment securities from a loss of $60,000 for the three months ended September 30, 2018 to a net gain of $121,000 for the same quarter in 2019.  The investment securities sales were part of the Company’s portfolio optimization and liquidity management strategies. It is the intention of management to reinvest the proceeds of these investment securities sales into potentially higher yielding interest-earning assets in future periods.

Excluding the effects of the quarter over quarter increase in gains on the sale of investment securities, all other noninterest income categories increased in aggregate by $165,000, or 16.5% to $1.2 million in the quarter ended September 30, 2019 as compared with $1.0 million in the same quarter of 2018.  This $165,000 quarter over quarter increase in noninterest income, excluding the effects of gains on the sales and redemptions of investment securities, was due primarily to increases of $108,000 in service charges on deposit accounts and $32,000 in loan servicing fees. All other noninterest income categories increased by $25,000, or 3.7% in the quarter ended September 30, 2019 as compared to the prior year quarter.

The $739,000, or 25.8%, increase in noninterest income in the nine months ended September 30, 2019, as compared to the same nine month period in 2018, was primarily the result of a net increase of $421,000 in the net gains on the sales and redemptions of investment securities from a loss of $189,000 for the nine months ended September 30, 2018 to a net gain of $232,000 for the same nine month period in 2019. The investment securities sales were part of the Company’s portfolio optimization and liquidity management strategies. It is the intention of management to reinvest the proceeds of these investment securities sales into potentially higher yielding interest-earning assets in future periods.

Excluding the effects of the period over period increase in gains on the sale of investment securities, all other noninterest income categories increased in aggregate by $318,000, or 10.4%, to $3.4 million in the nine months ended September 30, 2019 as compared with $3.0 million in the same nine month period of 2018.  This $318,000 period over period increase in noninterest income, excluding the effects of gains on the sales and redemptions of investment securities, was due primarily to increases in service charges on deposit accounts, debit interchange fees, earnings and gain on bank owned life insurance, and loan servicing fees, which increased $191,000, $65,000, $36,000, and $36,000, respectively.  All other noninterest income categories decreased by $10,000, or 0.7%, in the nine months ended September 30, 2019 as compared to the prior year period.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(Dollars in thousands)	2019	2018	Change		2019	2018	Change
Salaries and employee benefits	$3,275	$3,191	$84	2.6%	$10,379	$9,381	$998	10.6%
Building and occupancy	699	601	98	16.3%	1,986	1,689	297	17.6%
Data processing	587	492	95	19.3%	1,749	1,404	345	24.6%
Professional and other services	352	359	(7)	-1.9%	1,068	1,095	(27)	-2.5%
Advertising	238	158	80	50.6%	719	626	93	14.9%
FDIC assessments	130	152	(22)	-14.5%	371	407	(36)	-8.8%
Audits and exams	104	104	-	0.0%	304	314	(10)	-3.2%
Insurance agency expense	190	190	-	0.0%	618	679	(61)	-9.0%
Community service activities	110	142	(32)	-22.5%	392	370	22	5.9%
Foreclosed real estate expenses	28	19	9	47.4%	324	93	231	248.4%
Other expenses	569	504	65	12.9%	1,622	1,440	182	12.6%
Total noninterest expenses	$6,282	$5,912	$370	6.3%	$19,532	$17,498	$2,034	11.6%

The $370,000, or 6.3%, increase in noninterest expense between the year-over-year third quarter periods was principally due to increases in building and occupancy costs, data processing costs, salaries and employee benefits expense, and advertising expenses. The detail of the components of the overall increase in noninterest expense is as follows:

•

The increase in building and occupancy costs was primarily due to $30,000 in additional depreciation expense related to recently completed building modernization and refurbishment projects, a $21,000 increase in property taxes, a $16,000 increase in utilities and communications, a $10,000 increase in building and land lease expense, and a $10,000 increase in building and machine maintenance.  These increases are consistent with branch and operational growth.

•

The $95,000 increase in data processing costs was primarily due to $67,000 in additional depreciation related to recently completed projects and a $32,000 increase in internet banking services. These increases are consistent with branch and operational growth.

•

The $84,000 increase in salaries and employee benefits expense in the third quarter of 2019, as compared to the same three month period in 2018, was primarily due to increases of $142,000 in salary expense and increases of $117,000 in employee benefits expense, including employee payroll tax expenses. Offsetting these increases was an $186,000 decrease in commission expense. Commission expense decreased primarily due to additional accruals in the second quarter of 2018 that related to the timing of commissions payments, primarily to the senior management team of the Agency under a revised compensation formula established at the end of 2017.  Salaries expense increased primarily as the result of additional staff members supporting current and planned asset growth and risk management activities as well as increased customer service and other operating costs reflecting the ramp-up period for our two new banking locations in Oneida and Onondaga counties. The year-over-year increases in employee benefit expenses were consistent with the salary increases discussed above.

•	Advertising expense increased $80,000 primarily as the result of increases in the level of brand awareness advertising expenditures primarily focused on the Onondaga County market.
•	All other noninterest expense categories increased $13,000, or 1.1%, in aggregate during the quarter ended September 30, 2019, as compared to the same three month period in 2018.

The $2.0 million, or 11.6%, increase in noninterest expenses between the nine month period ended September 30, 2019 and the same nine month period in the prior year was principally due to an increase in salaries and employee benefits expense, data processing expense, building and occupancy costs, and foreclosed real estate expense.  The detail of the components of the overall increase in noninterest expense is as follows:

•

The $998,000 increase in salaries and employee benefits expense in the first nine months of 2019, as compared to the same nine month period in 2018, was primarily due to increases of $906,000 in salary expense and increases of $554,000 in employee benefits expense, including employee payroll tax expenses. Offsetting these increases was a $466,000 decrease in commission expenses. Commission expense decreased primarily due to additional accruals in the prior year in the second quarter of 2018 that related to the timing of commissions payments, primarily to the senior management team of the Agency under a revised compensation formula established at the end of 2017.  Salaries expense increased primarily as the result of additional staff members supporting current and planned asset growth and risk management activities as well as increased customer service and other operating costs reflecting the ramp-up period for our two new banking locations in Oneida and Onondaga counties. The year-over-year increases in employee benefit expenses were consistent with the salary increases discussed above.

•

The $345,000 increase in data processing costs was primarily due to $195,000 in additional depreciation related to recently completed projects, a $78,000 increase in processing fees paid by the Bank that were based on increased levels of customer activity primarily transacted through its electronic delivery channels, a $29,000 increase in maintenance costs, and a $27,000 increase in supplies.  These increases are consistent with branch and operational growth.

•

The increase in building and occupancy costs was primarily due to $70,000 in additional depreciation expense related to recently completed building modernization and refurbishment projects, a $58,000 increase in utilities and communications, a $42,000 increase in property taxes, a $36,000 increase in building and machine maintenance, and a $29,000 increase in building and land lease expense.  These increases are consistent with branch and operational growth.

•

Foreclosed real estate expenses increased $231,000 as a result of property taxes paid on a foreclosed property.  This foreclosed property was sold in February 2019 and is no longer in foreclosed real estate at September 30, 2019.

•	All other noninterest expense categories increased $163,000, or 3.3%, in aggregate for the nine month period ended September 30, 2019, as compared to the same nine month period in 2018.

At September 30, 2019, the Bank serviced 193 residential mortgage loans in the aggregate amount of $11.5 million that have been sold on a non-recourse basis to FNMA.  FNMA is the only unrelated third-party that has acquired loans originated by the Bank. On an infrequent basis, loans previously sold to FNMA that subsequently default may be found to have underwriting defects that place the loans out of compliance with the representations and warranties made by the Bank.  This can occur at any time while the loan is outstanding.  In such cases, the Bank is required to repurchase the defaulted loans from FNMA.  Repurchase losses sustained by the Bank include all costs incurred by FNMA as part of the foreclosure process, including items such as delinquent property taxes and legal fees.  Management continues to monitor the underwriting standards applied to all residential mortgage loan originations and subsequent sales through its quality control processes and considers these occurrences and their related expenses to be isolated instances.

Income Tax Expense

Income tax expense increased $167,000 to $324,000, with an effective tax rate of 19.9%, for the quarter ended September 30, 2019, as compared to $157,000, with an effective tax rate of 13.6%, for the same three-month period in 2018.  The increase in income tax expense in the current quarter, as compared to the same quarter in 2018, was primarily due to the $476,000 increase in pretax income.  Further contributing to the increase in income tax expense in the current quarter, as compared to the same quarter in 2018, was the recognition of tax benefits of $41,000 in the third quarter of 2018 that resulted from the cashless exercise of incentive stock options by certain executives of the Company.  There were no tax benefits derived from the exercise of these options in the third quarter of 2019.

Income tax expense increased $245,000 to $750,000, with an effective tax rate of 23.7% for the nine months ended September 30, 2019 as compared to $505,000, with an effective tax rate of 14.6% for the same nine month period in 2018. In the first quarter of 2019, the Company established, through a charge to earnings, a valuation allowance in the amount of $136,000, increasing the Company’s effective tax rate by 4.3%, in order to establish a reserve against deferred tax assets related to New York State income taxes. Effective in January 2018, the Company adopted a modification methodology, made available following changes to the New York State tax code, effecting how the Company’s state income tax liability is computed. Under this adopted methodology, it is unlikely that the Company will pay income taxes to New York in future periods and it is therefore probable that the Company’s deferred tax assets related to New York State income taxes are unlikely to further reduce the Company’s State tax rate in the future. Accordingly, a valuation allowance against the recorded value of those deferred tax assets was established in order to reduce the net deferred tax asset related to New York income taxes to $-0- at September 30, 2019. There were no valuation allowances against deferred tax assets at December 31, 2018.

The Company’s effective tax rate differs from the statutory federal tax rate of 21% due primarily to tax-exempt income from specific types of investment securities and loans, bank owned life insurance, and, to a much lesser degree, the utilization of low income housing credits. In addition, the tax effects of certain incentive stock option activity may also reduce the Company’s effective tax rate on a sporadic basis. During the nine months ended September 30, 2019 these effects reduced the Company’s effective tax rate by 0.6%. Excluding the nonrecurring charge related to the deferred tax asset valuation allowance, income tax expense in the first nine months of 2019 would have been $109,000 more than the prior period, and the effective tax rate would have been 19.4%. Excluding the nonrecurring charge, the increase in income tax expense and the effective tax rate in the first nine months of 2019, as compared to the previous period, was primarily attributable to the recognition of tax benefits of $115,000 in the first nine months of 2018 that resulted from the cashless exercise of incentive stock options by certain executives of the Company.

Earnings per Share

Basic and diluted earnings per share were $0.22 per share for the third quarter of 2019, as compared to $0.23 per basic and diluted share for the same quarter of 2018.

Basic and diluted earnings per share were $0.47 for the nine month period ended September 30, 2019, as compared to $0.71 and $0.69, respectively, for the same prior year period.  The decrease in earnings per share between these two periods was due to the decrease in net income between these two time periods.  Further information on earnings per share can be found in Note 3 of this Form 10-Q.

Changes in Financial Condition

Assets

Total assets increased $123.0 million, or 13.2%, to $1.1 billion at September 30, 2019 as compared to $933.1 million at December 31, 2018.  This increase was due primarily to increases in loans, cash and cash equivalents, and in investment securities.

Total loans receivable increased $104.6 million, or 17.1%, to $717.6 million at September 30, 2019 from $613.0 million at December 31, 2018. Commercial loans, consumer loans, and residential loans recorded increases between these two dates, with increases of $53.6 million, $45.5 million, and $6.4 million, respectively.

Investment securities increased $2.8 million, or 1.2%, to $234.9 million at September 30, 2019, as compared to $232.0 million at December 31, 2018 and is consistent with the Company’s portfolio optimization and liquidity management strategies.

Cash and cash equivalents increased $13.5 million, or 51.1%, to $39.8 million at September 30, 2019, as compared to $26.3 million at December 31, 2018.  The $13.5 million increase in cash and cash equivalents was primarily due to a strategic increase in short-term liquidity in anticipation of continued high levels of demand for loan fundings during the fourth quarter of 2019.  The Bank considers its statutorily required cash reserve balances held at the Federal Reserve Bank to be restricted cash.  Total restricted cash was -$0- and $4.0 million at September 30, 2019 and December 31, 2018, respectively.

Liabilities

Total liabilities increased $98.3 million, or 11.3%, to $966.9 million at September 30, 2019 compared to $868.7 million at December 31, 2018.  Deposits increased $132.5 million, or 18.2%, to $859.6 million at September 30, 2019, compared to $727.1 million at December 31, 2018.  This increase was the result of an increase in retail deposits of $40.6 million, primarily due to increases in time deposits. This increase was further enhanced by the seasonally-normal strong deposit inflows related to the Bank’s municipal depositor relationships, which increased $34.4 million. The increase in these customer deposits during the nine months ended September 30, 2019 was partially offset by a decrease in business deposits of $8.5 million. Brokered deposits increased $66.1 million primarily as a result of additional brokered time deposits the Bank took on in March 2019 and September 2019. In March 2019, the Bank took on additional brokered time deposits through an unrelated financial institution in the amount of $24.0 million, of which $8.0 million matured.  In September 2019, the Bank took on an additional $10.0 million of brokered time deposits from the same unrelated financial institution.   The Bank utilizes the Certificates of Deposit Account Registry Service (“CDARS”) provided by Promontory Interfinancial Network and other deposits acquired through unaffiliated financial institutions as forms of brokered deposits. At September 30, 2019, deposits obtained through the use of these services increased $39.1 million to $80.5 million as compared to $41.4 million at December 31, 2018. Borrowed funds balances from the FHLB-NY decreased $39.3 million, or 33.1%, to $79.3 million at September 30, 2019 from $118.5 million at December 31, 2018 as the borrowing needs of the Bank decreased due to the growth in deposits.

Shareholders’ Equity

The Company’s shareholders’ equity, exclusive of the noncontrolling interest, increased $24.7 million, or 38.5%, to $89.0 million at September 30, 2019 from $64.2 million at December 31, 2018. This increase was principally due to the $20.1 million increase in additional paid in capital, a $3.3 million increase in comprehensive income, a $1.2 million increase in retained earnings, and a $135,000 increase in ESOP shares earned. Additional paid in capital increased as a result of the proceeds received from the Private Placement of common and preferred shares that took place in May 2019. Comprehensive income increased primarily as the result of the appreciation in the fair market value of our available-for-sale investment securities during the nine months ended September 30, 2019.  The slight increase in retained earnings resulted from $2.4 million in net income recorded in the first nine months of 2019.  Partially offsetting the increase in retained earnings was $805,000 in cash dividends declared on our common stock, $139,000 in cash dividends declared on our preferred stock, and $15,000 in cash dividends declared on our issued warrant.   In addition, retained earnings was further reduced by a $239,000 one-time adjustment, at January 1, 2019, related to the cumulative effect of the capitalization of the operating lease right-of-use-assets based on the adoption of ASU 2016-02 - Leases (Topic 842).

Capital

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its banking operations.  This strong capital position serves to support growth and expansion activities while at the same time exceeding regulatory standards.  At September 30, 2019, the Bank met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 8%, Tier 1 common equity exceeding 6.5%, and a total risk-based capital ratio exceeding 10%.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The buffer is separate from the capital ratios required under the Prompt Corrective Actions (“PCA”) standards. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum levels of the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity.  The capital conservation buffer requirement is now fully implemented at 2.5% of risk-weighted assets as of January 1, 2019.  At September 30, 2019, the Bank exceeded all regulatory required minimum capital ratios, including the capital buffer requirements.

On May 24, 2018, The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “EGRRCPA”) was enacted, which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The EGRRCPA’s provisions include, among other things: (i) exempting banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) not requiring appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempting banks that originate fewer than 500 open-end and 500 closed-end mortgages from HMDA’s expanded data disclosures; (iv) clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; (v) raising eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; and (vi) simplifying capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tier 1 capital to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well-capitalized status. The federal banking agencies have set the community bank leverage ratio at 9.0%.  The new rule is effective on January 1, 2020.  In addition, the law required the Federal Reserve Board to raise the asset threshold under its Small Bank Holding Company Policy Statement from $1 billion to $3 billion for bank or savings and loan holding companies that are exempt from consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities.

Pathfinder Bank’s capital amounts and ratios as of the indicated dates are presented in the following tables:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be "Well-Capitalized" Under Prompt Corrective Provisions		Minimum For Capital Adequacy with Buffer
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2019:
Total Core Capital (to Risk-Weighted Assets)	$87,031	12.10%	$57,559	8.00%	$71,948	10.00%	$75,546	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$78,701	10.94%	$43,169	6.00%	$57,559	8.00%	$61,156	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$78,701	10.94%	$32,377	4.50%	$46,766	6.50%	$50,364	7.00%
Tier 1 Capital (to Assets)	$78,701	7.78%	$40,484	4.00%	$50,605	5.00%	$50,605	5.00%
As of December 31, 2018:
Total Core Capital (to Risk-Weighted Assets)	$83,177	13.69%	$48,593	8.00%	$60,741	10.00%	$63,778	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$75,871	12.49%	$36,445	6.00%	$48,593	8.00%	$51,630	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$75,871	12.49%	$27,334	4.50%	$39,482	6.50%	$42,519	7.00%
Tier 1 Capital (to Assets)	$75,871	8.31%	$36,522	4.00%	$45,652	5.00%	$45,652	5.00%

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

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Regulatory Capital Ratios (Bank Only)
Total capital (to risk-weighted assets)
Total equity (GAAP)	$86,156	$86,614
Goodwill	(4,536)	(4,536)
Intangible assets	(153)	(165)
Addback: Accumulated other comprehensive income	(2,766)	(6,042)
Total Tier 1 Capital	$78,701	$75,871
Allowance for loan and lease losses	8,330	7,306
Total Tier 2 Capital	$8,330	$7,306
Total Tier 1 plus Tier 2 Capital (numerator)	$87,031	$83,177
Risk-weighted assets (denominator)	719,483	607,414
Total core capital to risk-weighted assets	12.10%	13.69%

Tier 1 capital (to risk-weighted assets)
Total Tier 1 capital (numerator)	$78,701	$75,871
Risk-weighted assets (denominator)	719,483	607,414
Total capital to risk-weighted assets	10.94%	12.49%

Tier 1 capital (to adjusted assets)
Total Tier 1 capital (numerator)	$78,701	$75,871
Total average assets	1,016,794	917,740
Goodwill	(4,536)	(4,536)
Intangible assets	(153)	(165)
Adjusted assets (denominator)	$1,012,105	$913,039
Total capital to adjusted assets	7.78%	8.31%

Tier 1 Common Equity (to risk-weighted assets)
Total Tier 1 capital (numerator)	$78,701	$75,871
Risk-weighted assets (denominator)	719,483	607,414
Total Tier 1 Common Equity to risk-weighted assets	10.94%	12.49%

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of non-performing assets at the indicated dates:

	September 30,	December 31,	September 30,
(Dollars In thousands)	2019	2018	2018
Nonaccrual loans:
Commercial and commercial real estate loans	$4,206	$830	$2,565
Consumer	342	142	255
Residential mortgage loans	777	1,176	1,858
Total nonaccrual loans	5,325	2,148	4,678
Total nonperforming loans	5,325	2,148	4,678
Foreclosed real estate	148	1,173	268
Total nonperforming assets	$5,473	$3,321	$4,946

Accruing troubled debt restructurings	$2,540	$2,574	$2,711

Nonperforming loans to total loans	0.73%	0.35%	0.75%
Nonperforming assets to total assets	0.52%	0.36%	0.54%

Nonperforming assets include nonaccrual loans, nonaccrual troubled debt restructurings (“TDR”), and foreclosed real estate (‘‘FRE”). The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more.  There are no loans that are past due 90 days or more and still accruing interest.  Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity.  TDRs are included in the above table within the categories of nonaccrual loans or accruing TDRs.  There was one nonaccruing TDR loan, with an aggregate carrying value of $74,000 included among the nonaccrual loans detailed in the table above at September 30, 2019.

As indicated in the table above, nonperforming assets at September 30, 2019 were $5.5 million and were $2.2 million higher than the $3.3 million reported at December 31, 2018, due primarily to an increase of $3.4 million in nonperforming commercial and commercial real estate loans and a $200,000 increase in nonperforming consumer loans, partially offset by decreases of $1.0 million in FRE and $399,000 in nonperforming residential real estate loans.

As indicated in the nonperforming asset table above, FRE balances decreased $1.0 million to $148,000 at September 30, 2019 from $1.2 million at December 31, 2018, following six sales from the portfolio and three additions to the portfolio during the nine month period ended September 30, 2019.  More information regarding foreclosed real estate can be found in Note 8 of this Form 10-Q.

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

The allowance for loan losses represents management’s estimate of the probable losses inherent in the loan portfolio as of the date of the statement of condition.  The allowance for loan losses was $8.3 million and $7.3 million at September 30, 2019 and December 31, 2018, respectively.  The ratio of the allowance for loan losses to total loans decreased three basis points to 1.15% at September 30, 2019 from 1.18% at December 31, 2018.  Management performs a quarterly evaluation of the allowance for loan losses based on quantitative and qualitative factors and has determined that the current level of the allowance for loan losses is adequate to absorb the losses in the loan portfolio as of September 30, 2019.

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

At September 30, 2019 and December 31, 2018, the Company had $8.1 million and $6.0 million in loans, respectively, which were deemed to be impaired, having established specific reserves of $779,000 and $631,000, respectively, on these loans.  The increase in impaired loans between these two dates was primarily driven by increases of $1.8 million, $291,000, and $93,000, in impaired commercial real estate, other commercial and industrial loans, and other consumer loans.   The $148,000 increase in specific reserves for impaired loans at September 30, 2019, as compared to December 31, 2018 was primarily due to an $84,000 increase in specific reserves for other commercial and industrial loans and an $82,000 increase in specific reserve for commercial lines of credit.

Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in those loans being included in future impaired loan reporting.  Potential problem loans totaled $14.3 million as of September 30, 2019, a decrease of $297,000, or 2.0%, as compared to $14.6 million at December 31, 2018.  These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired.

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

Through the first nine months of 2019, as indicated in the consolidated statement of cash flows, the Company reported net cash flows from operating activities of $6.6 million and net cash outflows of $105.8 million related to investing activities.  The net cash outflows from investing activities primarily was due to a net $106.7 million increase in loan balances, partially offset by a $845,000 decrease in all other investing activities in aggregate.  The Company reported net cash flows from financing activities of $112.7 million generated principally by increased deposit balances of $66.5 million, increased brokered deposits balances of $66.0 million, and by net proceeds from the Private Placement offering totaling $19.6 million.  This was partially offset by an aggregate decrease in net cash of $39.4 million from all other financing sources, including dividends paid to common and preferred shareholders of $885,000.

The Company has a number of existing credit facilities available to it. At September 30, 2019, total credit available to the Company under the existing lines of credit was approximately $173.9 million at FHLBNY, the Federal Reserve Bank, and two other correspondent banks. As of September 30, 2019, the Company had $79.3 million of the available lines of credit utilized, including encumbrances supporting outstanding letters of credit, described above, on its existing lines of credit with $94.6 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of September 30, 2019, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

Off-Balance Sheet Arrangements

The Company is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  At September 30, 2019, the Company had $132.0 million in outstanding commitments to extend credit and standby letters of credit.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At September 30, 2019, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material and adverse effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2019 through July 31, 2019	-	$-	-	74,292

August 1, 2019 through August 31, 2019	-	$-	-	74,292

September 1, 2019 through September 30, 2019	-	$-	-	74,292

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

PATHFINDER BANCORP, INC.

(registrant)

November 12, 2019	/s/ Thomas W. Schneider
Thomas W. Schneider
President and Chief Executive Officer

November 12, 2019	/s/ Walter F. Rusnak
Walter F. Rusnak
Senior Vice President, Chief Financial Officer