Form 10-K
period 2019-12-31
Pathfinder Bancorp, Inc.
filed 2020-03-23
CIK 1609065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2019, as reported by the NASDAQ Capital Market ($14.55), was approximately $51.3 million.

As of March 20, 2020, there were 4,740,446 shares outstanding of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement for the 2020 Annual Meeting of Shareholders of the Registrant (Part III).

TABLE OF CONTENTS

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED

DECEMBER 31, 2019

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

The outbreak of Coronavirus Disease 2019 (“COVID-19”) could adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company.  The World Health Organization has declared Covid-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections.

The spread of the outbreak will likely cause significant disruptions in the U.S. economy and is highly likely to disrupt banking and other financial activity in the areas in which the Company operates and could also potentially create widespread business continuity issues for the Company.  The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions.  If the global response to contain COVID-19 escalates or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows.

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

At December 31, 2019 and 2018, 4,709,238 and 4,362,328 shares of Company common stock were outstanding, respectively.  In addition, the Company had 1,155,283 shares of Series B convertible perpetual preferred stock outstanding at December 31, 2019.  There was no convertible perpetual preferred stock outstanding at December 31, 2018.

At December 31, 2019, the Company had total consolidated assets of $1.1 billion, total deposits of $881.9 million and shareholders' equity of $90.4 million plus a noncontrolling interest of $235,000, which represents the 49% of the FitzGibbons Agency, LLC not owned by the Company.

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

The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank's market area, and investing such deposits, together with other sources of funds, in loans secured by residential and commercial real estate, and commercial business and consumer assets other than real estate.  In addition, the Bank originates unsecured small business and consumer loans.  The Bank also invests a portion of its assets in a broad range of debt securities issued by the United States Government and its agencies and sponsored enterprises, state and municipal governments and agencies, and corporations. The Company also invests in mortgage‑backed securities issued or guaranteed by United States Government sponsored enterprises, collateralized mortgage obligations and similar debt securities issued by both government sponsored entities and private (non-governmental) issuers, and asset-backed securities that are generally issued by private entities.  The Company invests primarily in debt securities but will, within certain regulatory limits, invest from time to time in mutual funds and equity securities. The Bank's principal sources of funds are deposits, principal and interest payments on loans and investments, as well as borrowings from correspondent financial institutions.  The principal source of the Company’s income is interest on loans and investment securities. The Bank's principal expenses are interest paid on deposits and borrowed funds, employee compensation and benefits, data processing and facilities.

The Bank also owns 100% of Whispering Oaks Development Corp. (“Whispering Oaks”), a New York corporation that is retained to operate or develop real estate-related projects.  At December 31, 2019, Whispering Oaks operated a small tenant-occupied commercial building that houses an ATM facility for the Bank, and, through a wholly-owned second-tier subsidiary, is the sole limited partner in an unconsolidated special-purpose real estate management partnership.  The partnership currently operates a low-income residential housing facility. The activities of Whispering Oaks resulted in a pre-tax loss of $37,000 in 2019.

Additionally, the Bank owns 100% of Pathfinder Risk Management Company, Inc., which was established to record the 51% controlling interest upon the December 2013 purchase of the FitzGibbons Agency, an Oswego County property, casualty and life insurance brokerage business with approximately $840,000 in annual revenues.  The activities of Pathfinder Risk Management Company, Inc. resulted in pre-tax income of $20,000 in 2019.  The Company’s 51% controlling interest in this entity resulted in income of $10,000 for the Company on a consolidated basis in 2019.

Employees

As of December 31, 2019, the Bank had 151 full-time employees and 12 part-time employees.  The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

MARKET AREA AND COMPETITION

Market Area

We provide financial services to individuals, families, small to mid-size businesses and municipalities through our seven branch offices located in Oswego County, NY, three branch offices located in Onondaga County, NY and one limited purpose office located in Oneida County, NY.  Our primary lending market area includes both Oswego and Onondaga Counties.  However, our primary deposit generating area is concentrated in Oswego County and in the areas surrounding our Onondaga County branches.

The economies of Oswego County and Onondaga County are based primarily on manufacturing, energy production, heath care, education, and government.  In addition to financial services, the broader Central New York market has a more diverse array of economic sectors, including food processing production and transportation. The region has more recently also developed particular strength in the commercialization of certain emerging technologies such as bio-processing, medical devices, aircraft systems and renewable energy.

Based on recent independent market survey reports, median home values were $151,400 in Onondaga County and $116,500 in Oswego County at the end of 2019.  Home values have shown only modest increases in recent years within the Syracuse, NY metro area, including Onondaga and Oswego Counties.  This modest increase in home values within the area followed a period in which home values within the area exhibited relative stability compared to many other areas of the country during the most recent economic recession that began in 2008.

Competition

Pathfinder Bank encounters strong competition both in attracting deposits and in originating real estate and other loans.  Our most direct competition for deposits and loans comes from commercial banks, savings institutions and credit unions in our market area, including money-center banks such as JPMorgan Chase & Co. and Bank of America, regional banks such as M&T Bank and Key Bank N. A., and community banks such as NBT Bank and Community Bank N.A., all of which have substantially greater total assets than we do.  Local credit unions, some of which also have more assets than the Company, are particularly strong competitors for consumer deposits and consumer loans.  In addition, potential new competitors may be emerging that are generically defined as financial technology (also referred to as “FinTech” or “fintech”) companies. These entities seek to employ new technology and various forms of innovation in order to compete with traditional methods of delivering financial services. The advanced use of smartphones for mobile banking, automated investing services and cryptocurrency are examples of such technologies. Financial technology companies consist of both well-capitalized startup entities, divisions of established financial institutions and/or established technology companies.  These entities seek to replace or supplement the financial services provided by established financial service entities, such as the Company. Many established financial institutions are now implementing, or planning to implement, various forms of fintech solutions and technologies in order to broaden their product and service offerings and/or to gain improved competitive positions in this emerging marketplace. Some of these technologies either have been implemented to varying degrees by the Bank, or will be available to the Bank for future implementation through its network of service providers and computer system vendors.  It cannot be predicted with certainty at this time how effective these new competitors will be in our marketplace or what costs the Company will incur in the future to implement and maintain competitive technologies.

Our primary focus is to build and develop profitable consumer and commercial customer relationships while maintaining our role as a community bank.  We compete for deposits by offering depositors a high level of personal service, a wide range of competitively-priced financial services, and a well distributed network of branches, ATMs, and electronic banking.  We compete for loans through our competitive pricing, our experienced and active loan officers, local knowledge of our market and local decision making, strong community support and involvement, and a highly reputable brand.  As the economy has improved in recent years, and loan demand has increased, competition from financial institutions for commercial and residential loans has also increased.  Additionally, some of our competitors offer products and services that we do not offer, such as trust services and private banking.

As of June 30, 2019, based on the most recently-available FDIC data, we had the largest market share in Oswego County, representing 46.2% of all deposits, and we additionally held 1.8% of all deposits in Onondaga County.  In addition, when combining both Oswego and Onondaga Counties, we have the fifth largest market share of sixteen institutions, representing 6.9% of the total market.

LENDING ACTIVITIES

General

Our primary lending activity is originating commercial real estate and commercial loans, the vast majority of which have periodically adjustable rates of interest, and one-to-four family residential real estate loans, the majority of which have fixed rates of interest.  Our loan portfolio also includes municipal loans, home equity loans and lines and consumer loans.  In order to diversify our loan portfolio, increase our revenues, and make our loan portfolio less interest rate sensitive, the Company has actively sought to increase its commercial real estate and commercial business lending activities, consistent with safe and sound underwriting practices. Accordingly, we offer adjustable-rate commercial mortgage loans, short-and medium-term mortgage loans, and floating rate commercial loans and lines of credit.

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

Our commercial real estate underwriting policies provide that such real estate loans are typically made in amounts up to 80% of the appraised value of the property.  Commercial real estate loans are offered with interest rates that are generally fixed for up to three or five years then are adjustable based on the FHLBNY advance rate. Contractual maturities generally do not exceed 20 years.  In reaching a decision whether to make a commercial real estate loan, we consider market conditions, operating trends, net cash flows of the property, the borrower’s expertise and credit history, and the appraised value of the underlying property. We will also consider the terms and conditions of the leases and the stability of the tenant base.  We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 120%.  Environmental due diligence is generally conducted for commercial real estate loans.  Typically, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the owners of 20% or more of the borrowing entity.

A commercial real estate borrower’s financial condition is monitored on an ongoing basis by requiring current financial statements, rent rolls, payment history reviews, property inspections and periodic face-to-face meetings with the borrower.  We generally require borrowers with aggregate outstanding balances exceeding $100,000 to provide annual updated financial statements and/or federal tax returns.  These requirements also apply to all guarantors on these loans.

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

Commercial term loans are typically secured by equipment, furniture and fixtures, inventory, accounts receivable or other business assets, or, in some circumstances, such loans may be unsecured.  From time to time, we also originate commercial loans that are guaranteed by the United States Small Business Administration (“SBA”) or United States Department of Agriculture (“USDA”) loan programs.  Over the past several years, we have focused on increasing our commercial lending and our business strategy is to continue to increase our originations of commercial loans to small businesses in our market area, subject to our underwriting standards and market conditions.  Our commercial loans are generally comprised of adjustable-rate loans, indexed to the prime rate, with terms consisting of three to seven years, depending on the needs of the borrower and the useful life of the underlying collateral.  We make commercial loans to businesses operating in our market area for purchasing equipment, property improvements, business expansion or working capital.  If a commercial loan is secured by equipment, the maturity of a term loan will depend on the useful life of the equipment purchased, the source of repayment for the loan and the purpose of the loan.  We generally obtain personal guarantees on our commercial loans.

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

We currently offer one-to-four family residential real estate loans with terms up to 30 years that are generally underwritten according to Federal National Mortgage Association (“Fannie Mae”) guidelines, and we refer to loans that conform to such guidelines as “conforming loans.”  We generally originate both fixed-rate and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which as of December 31, 2019, was generally $484,350 for single-family homes in our market area.

Although conforming loans are generally saleable at management’s discretion, we generally hold our one-to-four family residential real estate loans in our portfolio but have the capability to sell the mortgages into the secondary market, at management’s discretion, as a source of liquidity or as a means of managing interest-rate risk. Such loan sales were conducted on a limited basis in 2019 and 2018.  A significant portion of our loan portfolio consists of fixed-rate one-to-four family residential real estate loans with terms in excess of 15 years.  We also originate one-to-four family residential real estate loans secured by non-owner occupied properties. However, we generally do not make loans in excess of 80% loan-to-value on non-owner occupied properties.

For most owner-occupied one-to-four family residential real estate loans with loan-to-value ratios of between 80% and 95%, we require the borrower to obtain private mortgage insurance (“PMI”).   Our lending policies limit the maximum loan-to-value ratio on both fixed-rate and adjustable-rate owner-occupied mortgage loans to 80% of the appraised value of the collateralized property, with the exception of a limited use product which allows for loans up to 90% with no PMI. For first mortgage loan products, we require the borrower to obtain title insurance. We also require homeowners’ insurance, fire and casualty, and, if necessary, flood insurance on properties securing real estate loans.  We do not, and have never offered or invested in, one-to-four family residential real estate loans specifically designed for borrowers with sub-prime credit scores, including interest-only, negative amortization or payment option adjustable-rate mortgage loans.

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

The Company will invest from time to time in pools of collateralized consumer loans originated and serviced by financial institutions operating outside of the Company’s primary market area.  Third party-originated consumer loan pools are generally acquired primarily when, in the view of management, they offer superior risk vs. return characteristics to debt securities. Such pools will, in some instances, have projected economic advantages in terms of yield and/or other portfolio characteristics, such as interest rate risk sensitivity, superior to debt securities that would otherwise be purchased and are acquired to increase the overall performance characteristics of the Company’s interest earning-asset portfolios viewed as a whole.  Loans acquired through these transactions are required by the Company’s internal policies to be underwritten to standards that are consistent with those of the Company’s own underwriting guidelines and internal practices.  Pre-purchase due diligence is performed that includes a thorough review of the originating institution’s regulatory compliance procedures, underwriting practices and individual loan documentation.  Since these pools are subject to borrower credit default and are collateralized by out-of-market assets, the Company relies on the best efforts of the originating institution, acting as the loans’ servicer, to collect on the loans within the pool and to mitigate losses due to such defaults.  Such mitigation efforts include the orderly and timely liquidation of loan collateral, as necessary.  Accordingly, such loan pools have both the credit risk typically associated with consumer loans and servicer risk components that are carefully monitored by the Company on an ongoing basis.

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

From time to time, although infrequent, we may purchase commercial real estate loan participations in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. We also have participated out portions of commercial and commercial real estate loans that exceeded our loans-to-one borrower legal lending limit and for purposes of risk diversification.

In recent years, the Bank has occasionally purchased broadly-diversified pools of essentially homogenous loans from originators outside of the Bank’s market area.  These originators generally specialize in loan types, such as consumer loans, other than those loan types that the Bank specializes in.  These loans, which are generally relatively short in duration, are acquired to provide supplementary interest income as well as to provide improvements to the Bank’s overall asset/liability mix, particularly with respect to interest rate risk. Third party-originated loan pools are acquired primarily when, in the view of management, they offer superior risk vs. return characteristics to debt securities.  Such loans are generally acquired through the facilitation of third-party brokerages and are serviced in perpetuity by the originating entries or their designees.  Funding for loan purchases of this type is generally obtained through incremental usage of brokered deposits and/or other forms of borrowed funds.

At December 31, 2019 the Bank held nine pools of loans originated by six unaffiliated third-party lenders with an aggregate amortized historical cost of $97.1 million. Of these totals, $89.1 million in aggregate amortized historical cost relates to seven loan pools acquired in 2019.  Purchased loans have certain credit risk profiles distinct from those of the Bank’s self-originated portfolio, most especially the portion of the purchased loans that are classified as unsecured consumer loans. At December 31, 2019, the Bank held $27.2 million, $22.2 million and $6.6 million in purchased pooled loans secured by automobiles, residential real estate and commercial & industrial collateral, respectively. These purchased pools of loans totaled $56.0 million on that date.  In addition, the Bank held $41.1 million in unsecured purchased consumer loans at December 31, 2019.  All loans within these pools were considered to be performing at December 31, 2019.

The purchased pools of loans were subject to prepurchase analyses led by a team of the Bank’s senior executives and credit analysts.  In each case, the Bank’s analytical processes considered the types of loans being evaluated, the underwriting criteria employed by the originating entity, the historical performance of such loans, especially in the most recent deeply recessionary environments, the collateral enhancements and other credit loss mitigation factors offered by the seller and the capabilities and financial stability of the servicing entities involved.  In the view of management, from a credit risk perspective, these loan pools also benefit from broad diversification, including wide geographic dispersion, the readily-verifiable historical performance of similar loans issued by the originators, as well as the overall experience and skill of the underwriters and servicing entities involved as counterparties to the Bank in these transactions.  In addition, these loan pools generally have significant underlying loan collateral and/or one or more of the following forms of credit enhancement: (1) contractual rights of loan substitution in the event of individual loan defaults, (2) retention of a portion of the principal amount of each loan by the seller, or (3) contractually-specified credit enhancement reserves accumulated from the collected cash flows generated by borrowers’ repayment activities in excess of those cash flows due to the Bank.

Management believes that the substantial level of diversification within these loan pools and the presence of other mitigation factors, specific to each of the acquired pools in varying degrees, provides significant overall reduction of the potential credit risks inherent in these purchases.  The performance of all purchased loan pools are monitored regularly from detailed reports and remittance reconciliations provided at least monthly by the servicing entities.

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

Loans to One Borrower

Under New York law, New York commercial banks are subject to loans-to-one borrower limits, which are substantially similar as those applicable to national banks, which generally restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus, which was $14.3 million at December 31, 2019, on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus, which was $9.5 million at December 31, 2019, if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate), subject to exceptions.

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

Large groups of homogeneous loans, including purchased loans, are evaluated for impairment in the aggregate.  Accordingly, we do not separately identify individual residential mortgage loans with outstanding principal balances less than $300,000, home equity and other consumer loans for impairment disclosures. We make exceptions to this general rule when such loans are (1) rated substandard or worse, on nonaccrual status and are related to borrowers with total related credit exposure in excess of our threshold balance of $300,000; or (2) the loans are subject to a troubled debt restructuring agreement.  The projected credit losses related to purchased loan pools are evaluated prior to purchase and the performance of those loans against expectations are analyzed at least monthly.  Over the life of the purchased loan pools, the allowance for loan losses is adjusted, through the provision for loan losses, for expected loss experience, over the projected life of the loans. The expected credit loss experience is determined at the time of purchase and is modified, to the extent necessary, during the life of the purchased loan pools.  The Bank does not initially increase the allowance for loan losses on the purchase date of the loan pools.

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

INVESTMENT AND HEDGING ACTIVITIES

Our investment policy is established by the board of directors. Our investment policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management objectives. The Asset Liability Management Committee (the “ALCO”) of the board of directors acts in the capacity of an investment committee and is responsible for overseeing our investment program and evaluating on an ongoing basis our investment policy and objectives. Our President, Chief Operating Officer and Chief Financial Officer have the authority to purchase and sell securities within specific guidelines established by the investment policy.  All transactions are reviewed by the board of directors at its regular meetings.

The general objectives of the investment securities portfolio are to assist in the overall interest rate risk management of the Bank, while generating a reasonable rate of return consistent with the risk of purchased principal, provide a source of liquidity, and reduce our overall credit risk profile. We also purchase securities to provide necessary liquidity for day-to-day operations and when investable funds exceed loan demand. The effect that the proposed security purchase would have on our overall credit and interest rate risk profile and our risk-based equity ratios is also considered in evaluating the timing, mix and characteristics of investment security purchases.

All investment securities must meet regulatory guidelines and be permissible bank investments.  Our investment securities include a broad range of debt securities issued by the United States Government and its agencies and sponsored enterprises, state and municipal governments and agencies, and corporations. The Company also invests in mortgage‑backed securities issued or guaranteed by United States Government sponsored enterprises, collateralized mortgage obligations and similar debt securities issued by both government sponsored entities and private (non-governmental) issuers, and asset-backed securities that are generally issued by private entities.  The Company invests primarily in debt securities but will from time to time also invest, within certain regulatory limits, in mutual funds and equity securities.

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

The composition of the investment portfolio is substantially the same for securities classified as both held-to-maturity and available-for-sale, although the portion of the securities portfolio classified as available-for-sale generally has a higher concentration of shorter-term, highly liquid assets, such a U.S. Treasury securities.  Such securities are held as part of the Bank’s liquidity management programs.  The Bank holds a significant portion of its investment securities in mortgage-backed securities and collateralized mortgage obligations (many, but not all of which are issued by government-sponsored enterprises) and direct federal government and federal agency obligations.  Federal agency issuers include the Federal Farm Credit Bank, Federal Home Loan Bank, Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Government National Mortgage Association (“Ginnie Mae”), among others. For a discussion on mortgage backed securities, see “Mortgage-Backed Securities and Collateralized Mortgage Obligations.”

As part of our membership in the FHLBNY, we are required to maintain a dividend-earning investment in FHLBNY stock. This investment is classified separately from securities due to significant restrictions on sale or transfer of the stock.  For further information regarding our securities portfolio, see Note 4 to the consolidated financial statements.

MORTGAGE-BACKED SECURITIES AND COLLATERALIZED MORTGAGE OBLIGATIONS

We purchase mortgage-backed securities and collateralized mortgage obligations guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae.  In recent years, the Bank has also increased the level of its investments in mortgage-backed securities and collateralized mortgage obligations issued by private entities. These securities are generally senior tranches, and most often the most senior tranche, of multi-class issuances that provide substantial credit enhancements to their senior tranches and therefore reasonable, but not absolute, protection for the Bank from the risks of default. We invest in mortgage-backed securities and collateralized mortgage obligations to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk through geographic diversification. These securities are generally relatively short in duration and therefore reduce the Bank’s sensitivity to changes in interest rates.  All privately issued mortgage-backed securities held by the Bank at December 31, 2019 were either rated at or above the lowest investment grade for credit quality by a nationally-recognized statistical rating organization (a “NRSRO”) or were the most senior tranches of securitizations that were not rated by a NRSRO at the time of the securities’ issuance.  We regularly monitor the credit quality of this portfolio. At December 31, 2019, no securities held by the Bank in this category had been downgraded by a NRSRO.

Mortgage-backed securities and collateralized mortgage obligations are created by pooling mortgages and issuing a security with an interest rate which is less than the interest rate on the underlying mortgages. These securities typically represent a participation interest in a pool of single- or multi-family mortgages and certain types of commercial real estate loans, although we generally focus our investments on mortgage related securities backed by one-to-four family real estate loans. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as the Bank, and in the case of government agency sponsored issues, guarantee the payment of principal and interest to investors. Mortgage-backed securities and collateralized mortgage obligations generally yield less than the loans that underlie such securities because of the cost of payment guarantees, if any, and credit enhancements. These securities, which are most often fixed-rate, are usually substantially more liquid than individual mortgage loans.

Investments in collateralized mortgage obligations involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities.  There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer.  In addition, the market value of such securities may be adversely affected in a rising interest rate environment, particularly since vast majority our collateralized mortgage obligations have a fixed rate of interest.  The relatively short weighted average remaining life of our collateralized mortgage obligation portfolio mitigates our potential risk of loss in a rising interest rate environment.

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

The securities of the type the Bank typically invests in are collateralized by consumer loans or commercial business trade receivables and are generally senior tranches of multi-class issuances. These tranches are offered with substantial credit enhancements and therefore reasonable, but not absolute, protection for the Company from the risks of default.  We invest in asset-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk through geographical and asset-type diversification.  These securities are generally relatively short in duration and therefore reduce the Bank’s sensitivity to changes in interest rates.  All asset-backed securities held by the Bank at December 31, 2019 were either rated at or above the lowest investment grade for credit quality by a NRSRO or were the most senior tranches of securitizations that were not rated by a NRSRO at the time of the securities’ issuance.  We regularly monitor the underlying credit quality of this portfolio. At December 31, 2019, no securities held by the Bank in this category had been downgraded by a NRSRO.

SOURCES OF FUNDS

General

Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also rely on advances from the FHLBNY, the Certificates of Deposit Account Registry Service (“CDARS”) provided by an independent third-party, Promontory Interfinancial Network, and other deposits acquired through unaffiliated third-party financial institutions as forms of brokered deposits. In addition to deposits and borrowings, we derive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on interest-earning assets. While scheduled loan payments and income on interest-earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing market interest rates, economic conditions and competition from other financial institutions.

Deposits

A majority of our depositors are persons or businesses who work, reside or operate in Oswego and Onondaga Counties. We offer a variety of deposits, including checking, savings, money market deposit accounts, and certificates of deposit.  Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We establish interest rates, maturity terms, service fees and withdrawal penalties on a periodic basis. Management determines the rates and terms based on rates paid by competitors, our need for funds or liquidity, overall growth goals and federal and state regulations.  The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in generating deposits and to respond with flexibility to changes in our customers’ demands. We believe that deposits are a stable source of funds, but our ability to attract and maintain deposits at favorable rates will be affected by market conditions, including competition and prevailing interest rates. In addition, the Bank holds municipal deposits, which have been a more volatile source of funds.

The CDARS program is a form of a brokered deposit facility in which we have been a participant since 2009.  In addition to offering depositors enhanced FDIC insurance coverage, being a participant in CDARS allows us to fund our balance sheet through the CDARS’ One-Way Buy program. This program uses a competitive bid process for available deposits, up to a varying amount that was approximately $50 million at any one weekly bidding session as of December 31, 2019, at specified terms.  These deposits work well for us because of their weekly availability, coupled with their short term duration, which allows us to more closely mirror our funding needs.   We believe this arrangement is a viable source of funding provided that we maintain our “well-capitalized” status.  See Note 11 to the consolidated financial statements for further details on our brokered deposits.

In addition, from time to time, the Bank will acquire larger blocks of brokered deposits, outside of the CDARS program, that are obtained from unaffiliated third-party financial institutions. These brokered deposits generally have modestly longer maturity dates than the CDARS deposits, can be acquired in more substantial block size, and generally have issuance rates similar to the CDARS program.

Brokered deposits are employed by the Bank’s management to supplement the funding that the Bank obtains from customer deposits and other borrowings, principally from the FHLBNY, and are used to increase the overall efficiency of the Bank’s funding mix. Management intends to continue to use brokered deposits in the future as an integral part of its overall funding strategies.

Borrowings

The Bank has a number of existing credit facilities available to it.  At December 31, 2019, the Bank had existing lines of credit at FHLBNY, the Federal Reserve Bank (“FRB”), and two other correspondent banks. We obtain advances primarily from the FHLBNY utilizing the security of the common stock we own in the FHLBNY and qualifying residential mortgage loans as collateral, provided certain standards related to creditworthiness are met.  These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. FHLBNY advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.

Subordinated Loans

The Company has a non-consolidated subsidiary trust, Pathfinder Statutory Trust II, of which the Company owns 100% of the common equity.  The Trust issued $5,000,000 of 30-year floating rate Company-obligated pooled capital securities of Pathfinder Statutory Trust II (“Floating-Rate Debentures”).  The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms.  The capital securities mature in 2037 and are treated as Tier 1 capital by the FDIC and the FRB.  The capital securities of the trust are a pooled trust preferred fund of Preferred Term Securities VI, Ltd., with interest rates that reset quarterly, and are indexed to the 3-month London Interbank Offered Rate (“LIBOR)” plus 1.65%. These securities have a five-year call provision. The Company guarantees all of these securities.

As currently scheduled, The United Kingdom’s Financial Conduct Authority (“FCA”), the organization responsible for regulating LIBOR, will cease publishing LIBOR indices at the end of 2021. The Alternative Reference Rates Committee (the “ARRC”), formed by the FRB and the Federal Reserve Bank of New York, has been charged with developing an alternative rate that will replace LIBOR in the United States (U.S. dollar-denominated LIBOR).  The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as the rate that represents best practice for use in U.S. dollar-denominated LIBOR derivatives and other financial contracts.  Accordingly, SOFR currently represents the ARRC's preferred alternative to LIBOR.  However, the replacement of LIBOR is a highly complex task due to the large number and aggregate magnitude of currently-outstanding LIBOR-based contracts, as well as the broad range of users of these indices.  As a result, there are a number of significant objections to the adoption of the SOFR index that have been brought forth for consideration by a wide-range of entities.  Management has analyzed the Company’s aggregate exposure to instruments that are indexed to LIBOR (including the Company’s acquired loan participations, fixed-income investments, hedging instruments and the Floating-Rate Debentures) and concluded that the adoption of SOFR, or another similar index that may ultimately be promulgated by the ARRC, will not materially impact the Company or the results of its operations.

The Company's equity interest in the trust subsidiary is included in other assets on the Consolidated Statements of Financial Condition at December 31, 2019 and 2018.  For regulatory reporting purposes, the Federal Reserve has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them.

On October 15, 2015, the Company executed a $10.0 million non-amortizing Subordinated Loan with an unrelated third party that is scheduled to mature on October 1, 2025. The Company has the right to prepay the Subordinated Loan at any time after October 15, 2020 without penalty. The annual interest rate charged to the Company will be 6.25% through the maturity date of the subordinated loan.  The Subordinated Loan is senior in the Company’s credit repayment hierarchy only to the Company’s common equity and preferred stock and, as a result, qualifies as Tier 2 capital for all future periods when applicable.  The Company paid $172,000 in origination and legal fees as part of this transaction.  These fees will be amortized over the life of the Subordinated Loan through its first call date using the effective interest method.  The effective cost of funds related to this transaction is 6.44% calculated under this method.  Accordingly, interest expense of $650,000 and $647,000 were recorded in the years ended December 31, 2019 and 2018, respectively.

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

The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “EGRRCPA”)

On May 24, 2018, the EGRRCPA was enacted, which repealed or modified certain provisions of the Dodd-Frank Act and eased regulations on all financial institutions with the exception of the largest banks. The EGRRCPA’s provisions include, among other items: (i) exempting banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) not requiring appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempting banks that originate fewer than 500 open-end and 500 closed-end mortgages from HMDA’s expanded data disclosures; (iv) clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; (v) raising eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; and (vi) simplifying capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio at a percentage not less than 8% and not greater than 10%; that such institutions may elect to replace the general applicable risk-based capital requirements for determining well-capitalized status.  In addition, the law required the Federal Reserve Board to raise the asset threshold under its Small Bank Holding Company Policy Statement from $1 billion to $3 billion for bank or savings and loan holding companies that are exempt from consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management personnel if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  Notwithstanding the foregoing, pursuant to the EGRRCPA, during 2019, the FDIC finalized a rule that established a community bank leverage ratio (“CBLR”). The CBLR (Tier 1 capital to average consolidated assets) was established at 9% for institutions under $10 billion in assets and such institutions may elect to utilize the CBLR threshold level of capital in lieu of the generally-applicable risk-based capital requirements under Basel III.  Such institutions that meet the CBLR threshold and certain other qualifying criteria will automatically be deemed to be well-capitalized. The new rule took effect on January 1, 2020.

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

At December 31, 2019, Pathfinder Bank was well-capitalized.

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

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The FDIC was required to seek to achieve the 1.35% ratio by September 30, 2020.  The FDIC indicated that the 1.35% ratio was exceeded in November 2018. Insured institutions of less than $10 billion of assets received credits for the portion of their assessments that contributed to the reserve ratio between 1.15% and 1.35%.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC, and the FDIC has exercised that discretion by establishing a long-range fund ratio of 2%.

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

Community Reinvestment Act. Under the CRA, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish or acquire branches and merger with other depository institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Pathfinder Bank’s latest FDIC CRA rating, dated May 13, 2019, was “satisfactory.”

Federal Reserve System. The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily negotiable order of withdrawal (NOW) and regular checking accounts).  The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $127.5 million; a 10% reserve ratio is applied above $127.5 million.  The first $16.9 million of otherwise reservable balances are exempted from the reserve requirements.  The amounts are adjusted annually.  Pathfinder Bank complies with the foregoing requirements.

Federal Home Loan Bank System.  Pathfinder Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the FHLBNY, Pathfinder Bank is required to acquire and hold a specified amount of shares of capital stock in the FHLBNY.  As of December 31, 2019, Pathfinder Bank was in compliance with this requirement.

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

On August 28, 2018, pursuant to EGRRCPA, the FRB issued an interim final rule revising the Policy Statement increasing the consolidated asset limit to $3 billion.  Under the Policy Statement, a BHC that meets certain Qualitative Requirements:

•	is exempt from the FRB's risk-based capital and leverage rules (Appendixes A and D of Regulation Y); and
•	may use debt to finance up to 75% of the purchase price of an acquisition allowing a BHC to have a debt-to-equity ratio of up to 3:1.

The Policy Statement now applies to a BHC with consolidated assets of less than $3 billion that meets the following Qualitative Requirements: (i) it is not engaged in significant non-banking activities either directly or through a non-bank subsidiary; (ii) it does not conduct significant off-balance sheet activities, including securitizations or asset management or administration, either directly or through a non-bank subsidiary; or (iii) it does not have a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC.  BHCs that meet these Qualitative Requirements are determined to be "Qualifying BHCs".  A Qualifying BHC is exempt from the FRB's risk-based capital and leverage rules. As a consequence, it does not have to comply with the Basel III Capital Adequacy rules.   Each subsidiary bank of a Qualifying BHC must comply with the Basel III Capital Adequacy rules (or as of January 1, 2020 the community bank leverage ratio) and must be well-capitalized. If any subsidiary bank is not, the FRB expects it to become well-capitalized within a brief period of time.  This Policy Statement applies to the Company.

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

The registration under the Securities Act of 1933 of the Company’s shares of common stock issued in the Company’s initial stock offering does not cover the resale of those shares.  Shares of common stock purchased by persons who are not our affiliates may be resold without registration.  Shares purchased by our affiliates are subject to the resale restrictions of Rule 144 under the Securities Act of 1933.  If we meet the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of ours that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of our outstanding shares, or the average weekly volume of trading in the shares during the preceding four calendar weeks.  In the future, we may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. We have prepared policies, procedures and systems designed to ensure compliance with these regulations.

FEDERAL AND STATE TAXATION

Deferred Income Tax Assets and Liabilities.  Deferred income tax assets and liabilities are determined using the liability method.  Under this method, the net deferred tax asset or liability is recognized for the future tax consequences.  This is attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating and capital loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  If current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established.  The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.  Effective in January 2018, the Company adopted a modification methodology, made available following changes to the New York State tax code, effecting how the Company’s state income tax liability is computed.  Under this adopted methodology, it is unlikely that the Company will pay income taxes to New York State in future periods and it is therefore probable that the Company’s deferred tax assets related to New York State income taxes are unlikely to further reduce the Company’s state income tax rate in the future.  Accordingly, in the quarter ended March 31, 2019, the Company established, through a charge to earnings, a valuation allowance in the amount of $136,000 in order to reserve against deferred tax assets related to New York State income taxes.  This valuation allowance against the value of those deferred tax assets was established to reduce the net deferred tax asset related to New York income taxes to $-0-.   At December 31, 2019, the Company had a valuation allowance of $136,000 established against the future projected benefits of deferred tax assets related to New York State income tax obligations. There were no valuation allowances against deferred tax assets at December 31, 2018.

Federal Taxation

General.  The Bank and the Company are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company or the Bank.

The Company’s federal tax returns are statutorily subject to potential audit for the years 2016 through 2019.  No federal income tax returns are under audit as of the date of this report.

Method of Accounting.  For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.

Bad Debt Reserves.  Prior to 1996, Pathfinder Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of tax law changes in 1996, Pathfinder Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2019, Pathfinder Bank had no reserves subject to recapture in excess of its base year reserves.  The Bank continues to be required to use the specific charge-off method to account for tax bad debt deductions.

Taxable Distributions and Recapture.  Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if Pathfinder Bank failed to meet certain thrift asset and definitional tests or made certain distributions.  Tax law changes in 1996 eliminated thrift-related recapture rules.  However, under current law, pre-1988 tax bad debt reserves remain subject to recapture if Pathfinder Bank makes certain non-dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a “bank” for tax purposes.  At December 31, 2019 our total federal pre-base year bad debt reserve was approximately $1.3 million.

Net Operating Loss Carryovers. Federal tax law allows net operating losses to be carried forward indefinitely with the net operating loss deduction limited to 80% of taxable income in any carryforward year.

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

Interest Expense.  Federal tax law limits a taxpayer’s annual deduction of business interest expense to the sum of (i) business interest income and (ii) 30% of “adjusted taxable income”, defined as a business’s taxable income without taking into account business interest income or expense, net operating losses, and, for 2018 through 2021, depreciation, amortization and depletion.  Because we generate significant amounts of net interest income, we do not expect to be impacted by this limitation.

Employee Compensation.  A publicly held corporation is not permitted to deduct compensation in excess of $1 million per year paid to certain employees.  Federal tax law eliminates certain exceptions to the $1 million limit applicable under prior law related to performance-based compensation, such as equity grants and cash bonuses that are paid only on the attainment of performance goals. Based on our current compensation plans, we do not expect to be impacted by this limitation.

Business Asset Expensing.  Federal tax law allows taxpayers to immediately expense the entire cost of certain depreciable tangible property and real property improvements acquired and placed in service after September 27, 2017 and before January 1, 2023 (with an additional year for certain property).  This 100% bonus depreciation is phased out proportionately for property placed in service on or after January 1, 2023 and before January 1, 2027 (with an additional year for certain property).

State Taxation

New York State franchise tax is imposed in an amount equal to the greater of 6.5% of Business Income, 0.05% of average Business Capital, or a fixed dollar amount based on New York sourced gross receipts.  Various Business Income subtraction modifications are available to qualified banks based on its qualified loan portfolio.  Commencing January 1, 2018, the Company changed its subtraction modification from that of a captive real estate investment trust (REIT) to one based on interest income from qualifying loans.  This change follows the laws enacted by New York State effective January 1, 2015.  As a result, beginning in 2018 the Company is subject to a fixed dollar amount and the current effective income tax rate in New York State was reduced to close to $0.  It is anticipated that the Company’s New York State effective income tax will remain substantially at 0.0% for future periods under the current law.

As a Maryland business corporation, the Company is required to file an annual report with, and pay franchise taxes to, the State of Maryland.

ITEM 1A: RISK FACTORS

Not required of a smaller reporting company.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The Company has seven offices located in Oswego County, three offices in Onondaga County and one limited purpose office in Oneida County.  Management believes that the Bank’s facilities are adequate for the business conducted. The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 2019.  The aggregate net book value of the Bank's premises and equipment was $22.7 million at December 31, 2019. For additional information regarding the Bank's properties, see Notes 8 and 18 to the consolidated financial statements.

Location	Opening Date	Owned/Leased
Main Office	1874	Owned
214 West First Street
Oswego, New York 13126

Plaza Branch	1989	Owned (1)
Route 104, Ames Plaza
Oswego, New York 13126

Mexico Branch	1978	Owned
Norman & Main Streets
Mexico, New York 13114

Oswego East Branch	1994	Owned
34 East Bridge Street
Oswego, New York 13126

Lacona Branch	2002	Owned
1897 Harwood Drive
Lacona, New York 13083

Fulton Branch	2003	Owned (2)
5 West First Street South
Fulton, New York 13069

Central Square Branch	2005	Owned
3025 East Ave
Central Square, New York 13036

Cicero Branch	2011	Owned
6194 State Route 31
Cicero, New York 13039

Syracuse Pike Block Branch	2014	Leased (3)
109 West Fayette Street
Syracuse, New York 13202

Clay Branch	2018	Leased (4)
3775 State Route 31
Liverpool, NY 13090

Utica Loan Production Office	2017	Leased (5)
258 Genesee Street
Utica, New York 13502

(1)	The building is owned; the underlying land is leased with an annual rent of $35,000.
(2)	The building is owned; the underlying land is leased with an annual rent of $37,000.
(3)	The premises are leased with an annual rent of $90,000.
(4)	The premises are leased with an annual rent of $70,000.
(5)	The premises are leased with an annual rent of $16,000.

ITEM 3: LEGAL PROCEEDINGS

There are various claims and lawsuits to which the Company is periodically involved that are incidental to the Company's business, most notably foreclosures.  In the opinion of management, such claims and lawsuits in the aggregate are not expected to have a material adverse impact on the Company's consolidated financial condition and results of operations at December 31, 2019.

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable.

PART  II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the NASDAQ Capital Market under the symbol “PBHC.”

There were 355 shareholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms) as of March 20, 2020.  The following table sets forth the high and low closing bid prices and cash dividends paid per share of common stock for the periods indicated.

	Price per share
Quarter Ended:	High	Low	Dividend Paid
December 31, 2019	$13.95	$12.57	$0.0600
September 30, 2019	$15.56	$12.71	$0.0600
June 30, 2019	$16.25	$13.10	$0.0600
March 31, 2019	$15.00	$12.57	$0.0600
December 31, 2018	$15.66	$13.46	$0.0600
September 30, 2018	$15.97	$15.03	$0.0600
June 30, 2018	$16.20	$15.04	$0.0600
March 31, 2018	$15.86	$15.21	$0.0600

The Company did not repurchase any shares of its common stock during the fourth quarter of 2019.

Equity Compensation Plan Information

The following table provides information as of December 31, 2019 with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	302,651	$10.51	51,141

Equity compensation plans not approved by stockholders	N/A	N/A	N/A

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

	For the years ended December 31,
(In thousands, except per share amounts)	2019	2018	2017	2016	2015
Year End
Total assets	$1,093,807	$933,115	$881,257	$749,034	$623,254
Investment securities available-for-sale	111,134	177,664	171,138	141,955	98,942
Investment securities held-to-maturity	122,988	53,908	66,196	54,645	44,297
Loans receivable, net	772,782	612,964	573,705	485,900	424,732
Deposits	881,893	727,060	723,603	610,983	490,315
Borrowings and subordinated loans	108,253	133,628	88,947	73,972	56,291
Shareholders' equity	90,669	64,459	62,144	58,361	71,229

For the Year
Total interest income	$41,758	$34,810	$29,413	$24,093	$21,424
Total interest expense	13,528	9,044	6,290	3,804	2,657
Net interest income	28,230	25,766	23,123	20,289	18,767
Provision for loan losses	1,966	1,497	1,769	953	1,349
Net interest income after provision for loan losses	26,264	24,269	21,354	19,336	17,418
Total noninterest income	4,917	3,835	4,085	4,072	4,062
Total noninterest expense	25,730	23,549	21,094	18,999	17,477
Income before income taxes	5,451	4,555	4,345	4,409	4,003
Income tax expense	1,165	546	922	1,111	1,071
Net income (loss) attributable to noncontrolling interest	10	(22)	(68)	26	43
Net income attributable to Pathfinder Bancorp, Inc.	$4,276	$4,031	$3,491	$3,272	$2,889
Convertible preferred stock dividends	208	-	-	-	-
Warrant dividends	23	-	-	-	-
Undistributed earnings allocated to participating securities	467	-	-	-	-
Net income available to common shareholders	$3,578	$4,031	$3,491	$3,272	$2,889

Per Share
Income per share - basic	$0.80	$0.97	$0.86	$0.79	$0.67
Income per share - diluted	0.80	0.94	0.83	0.78	0.66
Book value per common share	15.94	14.72	14.44	13.67	13.28
Tangible book value per common share	14.95	13.65	13.34	12.55	12.19
Cash dividends declared	0.240	0.240	0.215	0.200	0.160

Performance Ratios
Return on average assets	0.43%	0.45%	0.42%	0.48%	0.48%
Return on average equity	5.34	6.33	5.69	5.35	4.08
Average equity to average assets	7.97	7.09	7.47	8.97	11.76
Shareholders' Equity to total assets at end of year	8.27	6.88	7.01	7.73	11.36
Net interest rate spread	2.73	2.85	2.83	3.03	3.21
Net interest margin	2.98	3.02	2.97	3.14	3.31
Average interest-earning assets to average interest-bearing liabilities	116.84	116.52	116.05	118.35	121.73
Noninterest expense to average assets	2.56	2.62	2.57	2.79	2.90
Efficiency ratio (a)	78.75	79.04	79.06	79.80	78.12
Dividend payout ratio	30.21	24.93	25.21	25.18	25.22
Return on average common equity	6.02	6.33	5.69	5.35	5.00

		For the years ended December 31,
	2019	2018	2017	2016	2015
Asset Quality Ratios
Nonperforming loans to period end loans	0.67%	0.35%	0.84%	0.98%	1.24%
Nonperforming assets to total assets	0.49	0.36	0.61	0.72	0.94
Allowance for loan losses to period end loans	1.11	1.18	1.23	1.27	1.33
Allowance for loan losses to nonperforming loans	165.25	340.13	145.61	129.85	107.30

Regulatory Capital Ratios (Bank Only)
Total capital (to risk-weighted assets)	12.28%	13.69%	13.97%	14.79%	16.22%
Tier 1 capital (to risk-weighted assets)	11.16	12.49	12.72	13.54	14.95
Tier 1 capital (to adjusted assets)	8.20	8.31	8.16	9.06	10.00
Tier 1 Common Equity (to risk-weighted assets)	11.16	12.49	12.72	13.54	14.95

Number of:
Banking offices	11	11	10	9	9
Fulltime equivalent employees	157	160	140	133	124

(a)

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

	For the years ended December 31,
(In thousands, except per share amounts)	2019	2018	2017	2016	2015
Per Share
Book value per common share
Total Pathfinder Bancorp, Inc. shareholders' equity (book value) (GAAP)	$90,434	$64,221	$61,811	$57,929	$70,805
Preferred stock	15,370	-	-	-	13,000
Total shares outstanding	4,709	4,362	4,280	4,237	4,354
Book value per common share	$15.94	$14.72	$14.44	$13.67	$13.28

Total common equity
Total equity (GAAP)	$75,064	$64,221	$61,811	$57,929	$57,805
Goodwill	4,536	4,536	4,536	4,536	4,536
Intangible assets	149	165	182	198	214
Common equity	$70,379	$59,520	$57,093	$53,195	$53,055

Tangible book value per common share
Common equity	$70,379	$59,520	$57,093	$53,195	$53,055
Total shares outstanding	4,709	4,362	4,280	4,237	4,354
Tangible book value per common share	$14.95	$13.65	$13.34	$12.55	$12.19

Performance Ratios
Efficiency ratio
Operating expenses (numerator)	$25,730	$23,549	$21,094	$18,999	$17,477
Net interest income	28,230	25,766	23,123	20,289	18,767
Noninterest income	4,917	3,835	4,085	4,072	4,062
Less: Gain/(Loss) on the sale/redemption of investment securities/loans/foreclosed real estate	393	(132)	526	554	456
Less : Loss on marketable equity securities	81	(62)	-	-	-
Denominator	$32,673	$29,795	$26,682	$23,807	$22,373
Efficiency ratio	78.75%	79.04%	79.06%	79.80%	78.12%

Dividend payout ratio
Dividends declared (numerator)	$1,081	$1,005	$880	$820	$696
Net income available to common shareholders (denominator)	3,578	4,031	3,491	3,256	2,759
Dividend payout ratio	30.21%	24.93%	25.21%	25.18%	25.22%

Return on average common equity
Net income attributable to Pathfinder Bancorp Inc. (GAAP) (numerator)	$4,276	$4,031	$3,491	$3,272	$2,889
Average equity	80,136	63,667	61,383	61,102	70,819
Average preferred stock	9,074	-	-	-	13,000
Denominator	$71,062	$63,667	$61,383	$61,102	$57,819
Return on average common equity	6.02%	6.33%	5.69%	5.35%	5.00%

	For the years ended December 31,
	2019	2018	2017	2016	2015
Regulatory Capital Ratios (Bank Only)
Total capital (to risk-weighted assets)
Total equity (GAAP)	$88,138	$74,530	$71,535	$66,846	$64,097
Goodwill	(4,536)	(4,536)	(4,536)	(4,536)	(4,536)
Intangible assets	(149)	(165)	(146)	(119)	(86)
Addback: Accumulated other comprehensive income	2,971	6,042	4,261	3,812	2,563
Total Tier 1 Capital	$86,424	$75,871	$71,114	$66,003	$62,038
Allowance for loan and lease losses	8,669	7,306	6,991	6,095	5,193
Unrealized Gain on available-for-sale securities	-	-	-	-	55
Total Tier 2 Capital	$8,669	$7,306	$6,991	$6,095	$5,248
Total Tier 1 plus Tier 2 Capital (numerator)	$95,093	$83,177	$78,105	$72,098	$67,286
Risk-weighted assets (denominator)	774,177	607,414	559,161	487,448	414,842
Total core capital to risk-weighted assets	12.28%	13.69%	13.97%	14.79%	16.22%

Tier 1 capital (to risk-weighted assets)
Total Tier 1 capital (numerator)	$86,424	$75,871	$71,114	$66,003	$62,038
Risk-weighted assets (denominator)	774,177	607,414	559,161	487,448	414,842
Total capital to risk-weighted assets	11.16%	12.49%	12.72%	13.54%	14.95%

Tier 1 capital (to adjusted assets)
Total Tier 1 capital (numerator)	$86,424	$75,871	$71,114	$66,003	$62,038
Total average assets	1,059,060	917,740	876,263	733,512	625,018
Goodwill	(4,536)	(4,536)	(4,536)	(4,536)	(4,536)
Intangible assets	(149)	(165)	(146)	(119)	(86)
Adjusted assets (denominator)	$1,054,375	$913,039	$871,581	$728,857	$620,396
Total capital to adjusted assets	8.20%	8.31%	8.16%	9.06%	10.00%

Tier 1 Common Equity (to risk-weighted assets)
Total Tier 1 capital (numerator)	$86,424	$75,871	$71,114	$66,003	$62,038
Risk-weighted assets (denominator)	774,177	607,414	559,161	487,448	414,842
Total Tier 1 Common Equity to risk-weighted assets	11.16%	12.49%	12.72%	13.54%	14.95%

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

Throughout Management’s Discussion and Analysis (“MD&A”) the term, the “Company”, refers to the consolidated entity of Pathfinder Bancorp, Inc.  Pathfinder Bank (the “Bank”) and Pathfinder Statutory Trust II are wholly owned subsidiaries of Pathfinder Bancorp, Inc.; however, Pathfinder Statutory Trust II is not consolidated for reporting purposes (see Note 13 of the consolidated financial statements).  Pathfinder Risk Management Company, Inc., and Whispering Oaks Development Corp. are wholly owned subsidiaries of Pathfinder Bank.

On October 16, 2014, Pathfinder Bancorp, MHC converted from the mutual to stock form of organization (the “Conversion”).  In connection with the Conversion, the Company sold 2,636,053 shares of common stock to depositors at $10.00 per share.  Shareholders of Pathfinder Bancorp, Inc., a federal corporation (“Pathfinder-Federal”), the Company’s predecessor, received 1.6472 shares of the Company’s common stock for each share of Pathfinder-Federal common stock they owned immediately prior to completion of the transaction.   Following the completion of the Conversion, Pathfinder-Federal was succeeded by the Company and Pathfinder Bancorp, MHC ceased to exist.  The Company had 4,709,238 and 4,362,328 shares outstanding at December 31, 2019 and December 31, 2018, respectively.

On June 1, 2016, Pathfinder Bank, a savings bank chartered by the NYSDFS, merged into Pathfinder Commercial Bank, a limited purpose commercial bank also chartered by the NYSDFS.  Prior to the merger, Pathfinder Bank owned 100% of Pathfinder Commercial Bank.  On that same date, NYSDFS expanded the powers that it had previously granted to Pathfinder Commercial Bank and chartered Pathfinder Commercial Bank as a fully-empowered commercial bank.  Simultaneously, the entity that had operated as “Pathfinder Commercial Bank” changed its name to “Pathfinder Bank.”  As a result of this charter conversion and accompanying name change, the entity now known as “Pathfinder Bank” is a commercial bank with the full range of powers granted under a commercial banking charter in New York State.  The merger, which had no effect on the Company’s results of operations, converted the consolidated Bank from a savings bank to a commercial bank and was completed in order to better align the Bank’s organization certificate with its long-term strategic focus.

Since the Conversion, we have substantially transformed our business activities from those of a traditional savings bank to those of a commercial bank.  This transformation of activities has significantly affected the overall composition of our balance sheet. While not reducing our role as a leading originator of one-to-four family residential real estate loans within our marketplace, which had been our primary focus as a savings bank, we have substantially grown our commercial business and commercial real estate loan portfolios since the Conversion. As a commercial bank, we have been able to offer customized products and services to meet individual commercial customer needs and thereby more definitively differentiate our services from those offered by our competitors.  As a result, we have been able to create a substantially more diversified loan portfolio than the one that was in place before the completion of the Conversion.  When compared to the Bank’s loan portfolio composition prior to the Conversion, it is our view that our current asset portfolio (1) significantly improves upon the distribution of credit risk across a broader range of borrowers, industries and collateral types, and (2) is more likely to generate consistent net interest margins in a broader range of interest rate environments due to the portfolio’s increased percentage of shorter-term and/or adjustable-rate assets.  In a concurrent effort, the Bank has been able to fund the majority of the high level of growth in our loan portfolios primarily with deposits gathered from our local community.  We believe that we have gathered these deposits at a reasonable overall cost in terms of deposit interest rates, as well as at a reasonable overall level of related infrastructure and customer support service expenses.

On May 8, 2019, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Castle Creek Capital Partners VII, L.P. (“Castle Creek”), pursuant to which the Company sold: (i) 37,700 shares of the Company’s common stock, par value $0.01 per share, at a purchase price of $14.25 per share (the “Common Stock”); (ii) 1,155,283 shares of a new series of preferred stock, Series B convertible perpetual preferred stock, par value $0.01 per share, at a purchase price of $14.25 per share (the “Series B Preferred Stock”); and (iii) a warrant, with an approximate fair value of $373,000, to purchase 125,000 shares of Common Stock at an exercise price initially equal to $14.25 per share (the “Warrant”), in a private placement transaction (the “Private Placement”) for gross proceeds of approximately $17.0 million. The Securities Purchase Agreement contains significant representations, warranties, and covenants of the Company and Castle Creek.

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

In total, therefore, the Company issued 306,977 shares of Common Stock, 1,155,283 shares of Series B Preferred Stock and the Warrant at the conclusion of the Private Placement.  The transaction raised $20.8 million in gross proceeds and the final net cash received from the Private Placement, after all issuance expenses, including placement fees and all other issuance/due diligence costs of

$927,000 and $342,000, respectively, was $19.6 million.  The fair value of the Warrant at the time of issuance was $373,000. Following the Private Placement, the Company used the net cash received from the transaction to strengthen the Company’s general capital and liquidity positions, fund growth within our marketplace, purchase certain loan assets, and increase the regulatory capital position of the Bank.  The Company will continue to use the additional capital raised through the Private Placement primarily to support the realization of continued growth opportunities within our marketplace and, to a lesser extent, for general corporate purposes.

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

Pursuant to Nasdaq rules, Castle Creek may not convert the Series B Preferred Stock or, in the future, the non-voting common stock into Common Stock, or exercise the Warrant if doing so would cause Castle Creek, when combined with the purchases of certain directors and executive officers of the Company as well as other accredited investors in the Private Placement, to own more than 19.99% of the Common Stock outstanding immediately prior to the execution of the Securities Purchase Agreement (the “Exchange Cap”).  The Company must request stockholder approval to eliminate the Exchange Cap no later than at the 2021 annual meeting of Company shareholders. In addition, Castle Creek will need the approval or non-objection of the Board of Governors of the Federal Reserve System and the New York State Department of Financial Services if it seeks to increase its ownership of shares of Common Stock in excess of 9.9% of the outstanding shares of Common Stock.

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

As discussed above, pursuant to the Securities Purchase Agreement, on May 8, 2019, the Company issued a Warrant to Castle Creek to purchase 125,000 shares of Common Stock at an exercise price equal to $14.25 per share. At the same time, the Company entered into a Warrant Agreement with Castle Creek, to, among other things, authorize and establish the terms of the Warrant. The Warrant is exercisable at any time after May 8, 2019, and from time to time, in whole or in part, until May 8, 2026. However, the exercise of such Warrant remains subject to certain contractual provisions, the Exchange Cap, and regulatory approval if Castle Creek’s ownership of Common Stock would exceed 9.9%.  At December 31, 2019, Castle Creek owned approximately 9.9% of the Company’s common stock.  The Warrant will receive dividends equal to the amount paid on the Company’s common stock.  The dividend payment shall be calculated on (1) the unexercised portion of the 125,000 notional shares encompassed within the terms of the Warrant, less (2) any exercised portion of the 125,000 shares, times (3) the amount of the quarterly dividend paid to common shareholders.  Dividend payments, if declared on the Company’s common stock, will be made on the Warrant until its expiration date.

Pursuant to the terms of the Securities Purchase Agreement, Castle Creek is entitled to have one representative appointed to the Company’s board of directors for so long as Castle Creek, together with its respective affiliates, owns, in the aggregate, 4.9% or more of all of the outstanding shares of the Company’s Common Stock.  If Castle Creek, together with its respective affiliates, owns, in the aggregate, 4.9% or more of all of the outstanding shares of the Company’s Common Stock and does not have a board representative appointed to the Company’s board of directors, the Company will invite a person designated by Castle Creek to attend meetings of the Company’s Board of Directors as an observer.  At December 31, 2019, Castle Creek elected to have an observer present at substantially all meetings of the Company’s board of directors.

We have consistently maintained our historically strong presence in consumer deposit gathering and residential mortgage lending activities.  Notwithstanding the retention of these business lines, we have strategically emphasized developing our business and commercial banking franchise by offering products that are attractive to small-to medium-sized businesses in our market area. We differentiate our commercial loan solutions and related services through the maintenance of high standards of customer service, solution flexibility and convenience.  Highlights of our business strategy are as follows:

•

Continuing our emphasis on commercial business and commercial real estate lending. In recent years, we have successfully increased our commercial business and commercial real estate lending activities and portfolio size, consistent with safe and sound underwriting practices. In this regard, we have added, and will continue to add, personnel who are experienced in originating, underwriting and servicing commercial real estate and commercial business loans.  We view the growth of our commercial business and commercial real estate loans as a means of further diversifying and increasing our interest income.  In increasing our business banking activities, we are continuously deepening relationships with local businesses, which offer recurring and potentially increasing sources of both fee income and lower-cost transactional deposits.  In that regard, our emphasis on commercial business and commercial real estate lending has complimented, and will continue to compliment, our traditional one-to-four family residential real estate lending and consumer deposit gathering franchises.

•

Providing quality customer service. Our strategy emphasizes providing quality customer service and meeting the financial needs of our customer base by offering a full complement of loan, deposit, financial services and online banking solutions.  Our competitive advantage is our ability to make decisions, such as approving loans, more quickly than our larger competitors. Customers enjoy, and will continue to enjoy, access to senior executives and local decision makers at the Bank and the flexibility that such access brings to their businesses.

•

Optimizing our deposit mix.  We seek to enhance the overall characteristics of our organically-sourced deposit base by emphasizing both consumer and business nonmaturity deposit gathering.  We also seek to reduce our overall reliance on borrowed funds and brokered deposits as a source of funding for future asset growth.  During the second half of 2019, we began a significant refocusing of the Company’s resources, most notably through personnel training, modifications to incentive programs, and the high prioritization of operationalizing and/or enhancing customer-facing technologies that are focused on transactional deposits. The goal of these efforts is to better position the Company to compete in our marketplace for these types of deposits in future periods.  We expect to make nonmaturity deposit gathering a point of significant organizational focus for the foreseeable future.

•

Continuing to grow our customer relationships and deposit base by expanding our branch network. As conditions permit, we will expand our branch network through a combination of de novo branching and, potentially, acquisitions of branches and/or other financial services companies.  We believe that as we expand our branch network, our customer relationships and deposit base will continue to grow.  Our branch expansion focus will be primarily within Onondaga County, NY, which encompasses the greater Syracuse, NY area.  We currently have three branches in Onondaga County, including the branch in Clay, NY that we opened in the fourth quarter of 2018. We continue to actively seek opportunities for an increased presence within that marketplace. This is consistent with our belief that we have already achieved meaningful brand recognition among potential customers there. In addition to the full-service branches located in Oswego and Onondaga Counties, we opened, in 2017, a loan production office in Utica, located in Oneida County, NY, to increase our availability to potential commercial and business loan customers within that market area.  We will continue to seek similar branch network expansion opportunities in the future.

Consistent with this strategy, in November 2018, the Bank acquired a property on West Onondaga Street in Syracuse, which will be renovated and converted into another full-service banking location.  We consider the Syracuse Southwest Corridor neighborhood, where this property is located, to be an under-banked area within our target marketplace and believe that this branch will qualify for various economic incentives under New York State’s Banking Development District (“BDD”) program. The BDD program is designed to encourage the establishment of bank branches in areas where there is a demonstrated need for additional banking services.  The program was developed in recognition of the fact that banks play a critically important role in promoting individual wealth, community development, and revitalization. This property investment demonstrates Pathfinder Bank’s firm commitment to servicing diverse economic areas within its geographic market.  We plan to soon begin renovation work on the acquired facility and expect to open our new Syracuse Southwest branch office by the end of 2020.

•

Diversifying our products and services with a goal of increasing non-interest income over time. We have sought to reduce our dependence on net interest income by increasing fee-based income across a broad spectrum of loan and deposit products.  It is expected that we will also benefit from increased ancillary income for service activities related to those products.  The Company completed a comprehensive study in late 2019 to better understand and monitor the competitive environment for these types of noninterest income opportunities and to improve its product design and customer relationship optimization strategies.  A significant number of product design changes were under development at December 31, 2019 and it is expected that the vast majority of these noninterest income enhancements will be implemented by the end of the first quarter 2020.  In recent years, we have also sought to increase the breath of services that we provide to our customers. We offer property and casualty and life insurance through our subsidiary, Pathfinder Risk Management Company, Inc., and its insurance agency subsidiary, the FitzGibbons Agency, LLC. Additionally, Pathfinder Bank’s investment services operations provide brokerage services to our customers for purchasing stocks, bonds, mutual funds, annuities, and long-term care insurance products.  We intend to gradually increase our emphasis on the growth of these businesses.  We believe that there will be resultant opportunities to cross-sell these products to our deposit and loan customers which will thereby increase our non-interest income over time.

•

Banking platform and technologies.  We have committed significant resources to establish a banking platform to accommodate future growth by upgrading our information systems and customer service technologies, maintaining a robust risk management and compliance staff, improving credit administration functionality, and upgrading our physical infrastructure. We believe that these investments will enable us to achieve operational efficiencies with minimal additional investments, while providing increased convenience for our customers.

•

Controlling the rate of growth in operating expenses.  The Company has sought to reduce the rate of growth in its operating expenses relative to the rate of revenue growth and to thereby increase its overall profitability.  Substantial new budgetary and expense control mechanisms were implemented during 2019 that management believes will accomplish this goal over time, beginning in 2020.

•

Managing capital. The Company received $24.9 million in net proceeds from the sale of approximately 2.6 million shares of common stock as a result of the Conversion in October 2014. In October 2015, the Company executed the issuance of the $10.0 million non-amortizing Subordinated Loan and subsequently used those proceeds in February 2016 to substantially fund the full retirement of $13.0 million in SBLF Preferred stock.  The Company received $19.6 million in net proceeds from the sale of 306,977 shares of common stock and 1,155,283 shares of preferred stock as a result of the Private Placement in May 2019.  We have successfully leveraged this $44.5 million in net new capital by growing our consolidated assets by $532.8 million, or 95.0%, to $1.1 billion since the Conversion.  It is our intent to balance our future growth with capital adequacy considerations in a manner that will continue to allow us to effectively serve all of our key stakeholders and maintain our “well capitalized” capital position.

APPLICATION OF CRITICALACCOUNTING POLICIES

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

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements.  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the allowance for loan losses, deferred income tax assets and liabilities, pension obligations, the evaluation of investment securities for other than temporary impairment, the annual evaluation of the Company’s goodwill for possible impairment, and the estimation of fair values for accounting and disclosure purposes to be the accounting areas that require the most subjective and complex judgments.  These areas could be the most subject to revision as new information becomes available.

Allowance for Loan Losses. The allowance for loan losses represents management's estimate of probable loan losses inherent in the loan portfolio.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment on the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and environmental factors, all of which may be susceptible to significant change.  The Company establishes a specific allowance for all commercial loans in excess of the total related credit threshold of $100,000 and single borrower residential mortgage loans in excess of the total related credit threshold of $300,000 identified as being impaired which are on nonaccrual and have been risk rated under the Company’s risk rating system as substandard, doubtful, or loss. The Company also establishes a specific allowance, regardless of the size of the loan, for all loans subject to a troubled debt restructuring agreement.  In addition, an accruing substandard loan could be identified as being impaired.  The measurement of impaired loans is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral, less costs to sell.  At December 31, 2019, the Bank’s position in impaired loans consisted of 49 loans totaling $7.5 million.  Of these loans, 18 loans, totaling $1.4 million, were valued using the present value of future cash flows method; and 31 loans, totaling $6.1 million, were valued based on a collateral analysis.  For all other loans, the Company uses the general allocation methodology that establishes an allowance to estimate the probable incurred loss for each risk-rating category.  Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in this report.

Deferred Income Tax Assets and Liabilities.  Deferred income tax assets and liabilities are determined using the liability method.  Under this method, the net deferred tax asset or liability is recognized for the future tax consequences.  This is attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating and capital loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  If current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established.  The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change. In the quarter ended March 31, 2019, the Company established, through a charge to earnings, a valuation allowance in the amount of $136,000 in order to reserve against deferred tax assets related to New York State income taxes.  Effective in January 2018, the Company adopted a modification methodology, made available following changes to the New York State tax code, effecting how the Company’s state income tax liability is computed.  Under this adopted methodology, it is unlikely that the Company will pay income taxes to New York State in future periods and it is therefore probable that the Company’s deferred tax assets related to New York State income taxes are unlikely to further reduce the Company’s state income tax rate in the future.  Accordingly, a valuation allowance against the value of those deferred tax assets was established to reduce the net deferred tax asset related to New York income taxes to $-0-.  At December 31, 2019, the Company had a valuation allowance of $136,000 established against the future projected benefits of deferred tax assets related to New York State income tax obligations. There were no valuation allowances against deferred tax assets at December 31, 2018.

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

Evaluation of Goodwill.  Management performs an annual evaluation of the Company’s goodwill for possible impairment.  Based on the results of the 2019 evaluation, management has determined that the carrying value of goodwill is not impaired as of December 31, 2019.  The evaluation approach is described in Note 10 of the consolidated financial statements contained herein.

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

RECENT EVENTS

On December 23, 2019, the Company announced that its Board of Directors had declared a cash dividend of $0.06 per common and preferred share, and a cash dividend of $0.06 per notional share for the issued common stock Warrant.  The dividend was payable on February 7, 2020 to shareholders of record on January 17, 2020.

EXECUTIVE SUMMARY AND RESULTS OF OPERATIONS

The Company reported net income of $4.3 million for 2019, an increase of $245,000, or 6.1%, as compared to net income of $4.0 million for 2018.  Net income increased during 2019, as compared to the previous year, due to an increase in net interest income before the provision for loan losses of $2.5 million and an increase in noninterest income of $1.1 million.  These increases were partially offset by an increase in noninterest expense of $2.2 million, an increase in income tax expense of $619,000, and an increase in the provision for loan losses of $469,000.  Basic and diluted earnings per share in 2019 were both $0.80, as compared to $0.97 and $0.94 in 2018, respectively.  Return on average assets decreased two basis points to 0.43% in 2019 from 0.45% in 2018.  Return on average equity decreased 99 basis points to 5.34% in 2019 as compared to 6.33% in 2018.  The decrease in return on average assets in 2019, as compared to the previous year, was primarily due to average asset growth outpacing the increase in net income.  Average assets increased in 2019 by $107.6 million, or 12.0%, as the Company grew its total assets from $933.1 million at December 31, 2018 to $1.1 billion at December 31, 2019.  The decrease in return on average equity in 2019, as compared to the previous year, was primarily due to the growth in equity outpacing the increase in net income due to the completion of the Private Placement.

Net interest income, before provision for loan losses, increased $2.5 million, or 9.6%, to $28.2 million in 2019 on average interest earning assets of $948.0 million as compared to net interest income before provision for loan losses of $25.8 million in 2018 on average interest earning assets of $852.1 million.  Interest and dividend income increased $6.9 million in 2019 to $41.8 million, as compared to interest and dividend income of $34.8 million in 2018.  The aggregate increase in the average balance of interest-earning assets of $95.9 million was further enhanced by an increase of 31 basis points in the overall average yield earned on those assets that contributed an increase in interest and dividend income in 2019, as compared to the previous year.  The $6.9 million increase in interest income was partially offset by an increase in interest expense of $4.5 million due to an increase in average interest-bearing liabilities of $80.1 million and an increase in the average rate paid on those liabilities of 43 basis points in 2019 as compared to 2018.

The Company recorded a provision for loan losses of $2.0 million in 2019 as compared to $1.5 million in the prior year.  The $469,000 year-over-year increase in provision for loan losses reflected continued significant growth in the Bank’s commercial and consumer lending portfolios, as well as changes to both quantitative and environmental factors deemed appropriate for the Bank’s loan portfolio.  Net loan balances increased 26.0% from December 31, 2018 to December 31, 2019. The Company recorded $603,000 in net charge-offs in 2019 as compared to $1.3 million in net charge-offs in 2018.  The ratio of net charge-offs to average loans decreased to 0.09% in 2019 from 0.22% in 2018. The decrease in the year-over-year charge-off rate was due primarily to the charge-off in 2018 of a single fully-reserved commercial real estate loan in the amount of $596,000 and the charge-off of a single fully-reserved commercial and industrial loan in the amount of $124,000.

Noninterest income was $4.9 million in 2019, an increase of $1.1 million, or 28.2%, from $3.8 million in 2018. Net gains on the sales and redemptions of investment securities increased $511,000 from a loss of $182,000 in 2018 to a gain of $329,000 in 2019.  During 2019, investment securities sales were part of the Company’s portfolio optimization and liquidity management strategies.  During 2018, the Company realized losses of $182,000 on the sales of certain securities in order to provide funding for reinvestment into loans and securities considered to be better matches for the Company’s overall balance sheet strategies.  All other categories of noninterest income increased $571,000 in aggregate during 2019, as compared to the previous year.  The increase was primarily due to increases in service charges on deposits accounts, gains on marketable equity securities, debit card interchange fees, loan servicing fees, and earnings and gain on bank owned life of $243,000, $143,000, $81,000, $41,000, and $35,000, respectively.

Noninterest expense increased $2.2 million, or 9.3%, to $25.7 million in 2019 from $23.5 million in 2018. The year-over-year increase in noninterest expense was primarily due to personnel expenses that increased $956,000, or 7.5%, in 2019 as compared to 2018.  Noninterest expense further increased due to increases in building and occupancy costs, data processing costs, and foreclosed real estate expenses of $431,000, $415,000, and $187,000, respectively.  All other noninterest expenses increased $192,000, or 2.9%, in 2019, as compared to the previous year.  Substantially all categories of noninterest expense, not related to personnel costs, increased in a manner that was proportional to the Company’s increases in total asset size and reflected the deployment of additional resources by the Company into risk management systems and improved customer service activities.

Total assets were $1.1 billion at December 31, 2019 as compared to $933.1 million at December 31, 2018.  The increase in total assets of $160.7 million, or 17.2%, was the result of the increase in loans, principally consumer and commercial loans, of $161.2 million, partially offset by a $6.2 million decrease in cash and cash equivalents.  All other assets increased by a net $5.7 million, primarily due to an increase in the operating lease right-of-use asset, premises and equipment, and investment securities of $2.4 million, $2.1 million and $1.5 million, respectively. The increase in total assets in 2019 was funded largely by a $154.8 million increase in deposits, specifically a $59.7 million increase in customer deposits, and a $95.1 million increase in brokered deposits.

Measured as a percentage of total loans and total assets, the majority of loan asset quality metrics remained stable in comparison to recent reporting periods. The Company’s consistent asset quality metrics are reflective of its disciplined risk management process, along with the relative economic stability of its Central New York State market area.   Nonperforming loans to total loans were 0.67% at December 31, 2019, up 32 basis points compared to 0.35% at December 31, 2018. The allowance for loan losses to non-performing loans at December 31, 2019 was 165.25%, compared with 340.13% at December 31, 2018. Nonperforming loans to total loans increased from December 31, 2018 primarily due to the addition of one commercial real estate relationship that went into nonaccrual in the second quarter of 2019.  Management believes that the value of the collateral properties underlying the loans are sufficient to preclude any significant losses related to these loans. Overall the allowance for loan losses to year end loans decreased from 1.18% at December 31, 2018 to 1.11% at December 31, 2019.  This decrease reflected management’s estimate of the probable losses inherent in the current loan portfolio.

The ratio of net charge-offs to average loans decreased to 0.09% for 2019 as compared to 0.22% for 2018.  This activity reflected charge-offs for those accounts deemed uncollectible but reserved for in prior years through the provision for loan losses.  Total past due loans measured as a percent of total loans, increased from 1.81% at December 31, 2018 to 2.09% at December 31, 2019, primarily due to an increase of $4.2 million in past due commercial loans. The level of nonperforming loans increased in aggregate by $3.1 million led by an increase of $2.2 million in nonperforming commercial loans, a $489,000 increase in nonperforming consumer loans, and a $437,000 increase in nonperforming residential loans.  Commensurate with the increase in nonperforming loans to year end loans, the ratio of nonperforming assets to total assets increased to 0.49% at December 31, 2019 from 0.36% at December 31, 2018.

The Company’s shareholders’ equity increased $26.2 million, or 40.8%, to $90.4 million at December 31, 2019 from $64.2 million at December 31, 2018.  This increase was primarily due to a $20.2 million increase in additional paid in capital, a $3.1 million decrease in other comprehensive loss, a $2.7 million increase in retained earnings, and a $179,000 increase in ESOP shares earnings. Additional paid in capital increased as a result of the proceeds received from the Private Placement of common and preferred shares that took place in May 2019. Comprehensive loss decreased primarily as the result of the appreciation in the fair market value of our available-for-sale investment securities during 2019.  The increase in retained earnings resulted from $4.3 million in net income recorded in 2019.  Partially offsetting the increase in retained earnings was $1.1 million in cash dividends declared on our common stock, $208,000 in cash dividends declared on our preferred stock, and $23,000 in cash dividends declared on our issued warrant. In addition, retained earnings was further reduced by a $239,000 one-time adjustment, at January 1, 2019, related to the cumulative effect of the capitalization of the operating lease right-of-use-assets based on the adoption of ASU 2016-02 - Leases (Topic 842).

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

Net interest income, before provision for loan losses, increased $2.5 million, or 9.6%, to $28.2 million in 2019 as compared to $25.8 million in the previous year. Our net interest margin for the year ended December 31, 2019 decreased to 2.98% from 3.02% for the comparable prior year.  The increase in net interest income was primarily due to a $6.9 million, or 20.0%, increase in interest and dividend income in 2019 to $41.8 million primarily as a result of the $95.9 million, or 11.3%, increase in the average balances on interest earning assets (due primarily to loan growth) and the 31 basis point increase in the yield earned on those assets.  This increase in interest income was partially offset by an increase in interest expense of $4.5 million, or 49.6%, during 2019, as compared to the previous year.  The increase in interest expense was primarily the result of an increase in the interest paid on time deposits of $4.4 million, as a result of $121.3 million increase in the average balance of, and a 61 basis point increase in the interest rate paid on time deposits. The increases in the average rates paid on time deposits reflected primarily the competitive environment for such deposits within the Company’s marketplace as well as an increase in average short-term interest rates nationally during 2019.

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

	For the twelve months ended December 31,
	2019			2018			2017
			Average			Average			Average
	Average		Yield /	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$691,712	$34,035	4.92%	$609,648	$28,426	4.66%	$546,193	$24,392	4.47%
Taxable investment securities	231,656	7,241	3.13%	197,477	5,418	2.74%	184,170	3,827	2.08%
Tax-exempt investment securities	7,679	178	2.32%	28,444	720	2.53%	28,497	1,038	3.64%
Fed funds sold and
interest-earning deposits	16,939	304	1.79%	16,496	246	1.49%	20,999	156	0.74%
Total interest-earning assets	947,986	41,758	4.40%	852,065	34,810	4.09%	779,859	29,413	3.77%
Noninterest-earning assets:
Other assets	66,705			57,529			50,147
Allowance for loan losses	(7,782)			(7,531)			(6,381)
Net unrealized losses
on available-for-sale securities	(1,215)			(4,018)			(1,642)
Total assets	$1,005,694			$898,045			$821,983
Interest-bearing liabilities:
NOW accounts	$66,945	$120	0.18%	$66,934	$116	0.17%	$67,581	$105	0.16%
Money management accounts	13,711	21	0.15%	13,584	21	0.15%	13,960	25	0.18%
MMDA accounts	189,373	1,772	0.94%	236,958	2,262	0.95%	231,671	1,384	0.60%
Savings and club accounts	83,798	98	0.12%	83,511	85	0.10%	84,092	82	0.10%
Time deposits	364,636	8,702	2.39%	243,342	4,328	1.78%	189,614	2,308	1.22%
Subordinated loans	15,108	863	5.71%	15,075	846	5.61%	15,041	794	5.28%
Borrowings	77,795	1,952	2.51%	71,875	1,386	1.93%	70,071	1,592	2.27%
Total interest-bearing liabilities	811,366	13,528	1.67%	731,279	9,044	1.24%	672,030	6,290	0.94%
Noninterest-bearing liabilities:
Demand deposits	103,727			96,719			83,053
Other liabilities	10,465			6,380			5,517
Total liabilities	925,558			834,378			760,600
Shareholders' equity	80,136			63,667			61,383
Total liabilities & shareholders' equity	$1,005,694			$898,045			$821,983
Net interest income		$28,230			$25,766			$23,123
Net interest rate spread			2.73%			2.85%			2.83%
Net interest margin			2.98%			3.02%			2.97%
Ratio of average interest-earning assets
to average interest-bearing liabilities			116.84%			116.52%			116.05%

Rate/Volume Analysis

Net interest income can also be analyzed in terms of the impact of changing interest rates on interest-earning assets and interest-bearing liabilities, and changes in the volume or amount of these assets and liabilities. The following table represents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the years indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (change in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) total increase or decrease.  Changes attributable to both rate and volume have been allocated ratably.  Tax-exempt securities have not been adjusted for tax equivalency.

	Years Ended December 31,
	2019 vs. 2018			2018 vs. 2017
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Loans	$3,976	$1,633	$5,609	$2,924	$1,110	$4,034
Taxable investment securities	1,010	813	1,823	293	1,298	1,591
Tax-exempt investment securities	(486)	(56)	(542)	(2)	(316)	(318)
Interest-earning deposits	7	51	58	(39)	129	90
Total interest and dividend income	4,507	2,441	6,948	3,176	2,221	5,397
Interest Expense:
NOW accounts	-	4	4	(1)	12	11
Money management accounts	-	-	-	(1)	(3)	(4)
MMDA accounts	(446)	(44)	(490)	32	846	878
Savings and club accounts	-	13	13	(1)	4	3
Time deposits	2,595	1,779	4,374	769	1,251	2,020
Subordinated loans	2	15	17	2	50	52
Borrowings	122	444	566	40	(246)	(206)
Total interest expense	2,273	2,211	4,484	840	1,914	2,754
Net change in net interest income	$2,234	$230	$2,464	$2,336	$307	$2,643

Interest Income

Changes in interest income result from changes in the average balances of loans, securities, and interest-earning deposits and the related average yields on those balances.

Interest and dividend income increased $6.9 million, or 20.0%, to $41.8 million in 2019 as compared to $34.8 million in 2018 due principally to the $95.9 million, or 11.3%, increase in average interest-earning assets.  The increase in average interest-earning assets was primarily due to the increase in the average balances of loans, which increased $82.1 million, or 13.5%, in 2019, as compared to the previous year. The increase in the average balance of loans was due principally to an increase in consumer loans, commercial loans, and residential mortgage loans.  The increase in consumer loans was primarily the result of the 2019 acquisition of $41.9 million in unsecured consumer loans and $45.3 million in loans secured by residential real estate and automobiles.  Commercial lending growth was primarily a reflection of organic origination activity along with the acquisition of a $6.8 million pool of loans of commercial and industrial loans.  The increase in residential mortgage loans was primarily a reflection of organic origination activity along with the acquisition of a $2.0 million pool of first lien residential mortgages.  The average yield earned on loans increased 26 basis points to 4.92% in 2019 from 4.66% in 2018 as maturing lower rate loans were replaced by loans at current higher market rates.  Interest on taxable investment securities increased $1.8 million in 2019, as compared with the previous year.  The average yields earned on taxable investment securities increased 39 basis points to 3.13% in 2019 as compared to 2.74% in 2018, accounting for an increase in interest income of $813,000 in 2019, as compared to 2018.  The year-over-year increase in the interest rates earned on taxable investment securities was primarily due to increases in shorter-term interest rates that allowed amortizing and maturing securities’ balances to be replaced in 2019 with generally higher-yielding securities. The average balance of taxable investment securities increased $34.2 million, or 17.3%, in 2019, as compared to the previous year, accounting for an increase in 2019 interest income from taxable investment securities of $1.0 million as compared to 2018.

Interest Expense

Changes in interest expense result from changes in the average balances of deposits and borrowings and the related average interest costs on those balances.

Interest expense increased $4.5 million, or 49.6%, to $13.5 million in 2019, as compared to $9.0 million in the previous year.  The increase in interest expense was primarily the result of an increase in interest paid on time deposits of $4.4 million.  Increases between 2019 and 2018 were recorded in average rates paid on time deposits of 61 basis points. The increases in the average rates paid on time deposits reflected the competitive environment for such deposits within the Company’s.

Total interest expense also increased in 2019, as compared to the previous year, due to increases in the average balance of time deposits of $121.3 million.  The increase in the average balance of time deposits in 2019 was due to a $91.2 million increase in time deposits obtained by the Bank through its customer base and an increase of $30.1 million in acquired brokered time deposits.  The increase in the average balance of time deposits was largely the result of targeted promotional activity for our time deposit products. Further contributing to the increase in interest expense was a $566,000 increase in borrowings expense, which increased due to a $5.9 million increase in the average balance of borrowings.

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

The Company recorded a provision for loan losses of $2.0 million in 2019 as compared to $1.5 million in the prior year.  The $469,000 year-over-year increase in provision for loan losses reflected continued significant growth in the Bank’s lending portfolios, as well as changes to both quantitative and environmental factors deemed appropriate for the Bank’s loan portfolio.  The Company recorded $603,000 in net charge-offs in 2019 as compared to $1.3 million in net charge-offs in 2018.  The ratio of net charge-offs to average loans decreased to 0.09% in 2019 from 0.22% in 2018. The decrease in the year-over-year charge-off rate was due primarily to the charge-off in 2018 of a single fully-reserved commercial real estate loan in the amount of $596,000 and the charge-off of a single fully-reserved commercial and industrial loan in the amount of $124,000.

Loans purchased outside of the Bank’s general market area are subject to substantial prepurchase due diligence.  Homogenous pools of purchased loans are subject to prepurchase analyses led by a team of the Bank’s senior executives and credit analysts.  In each case, the Bank’s analytical processes consider the types of loans being evaluated, the underwriting criteria employed by the originating entity, the historical performance of such loans, especially in the most recent deeply recessionary period, the collateral enhancements and other credit loss mitigation factors offered by the seller and the capabilities and financial stability of the servicing entities involved.  From a credit risk perspective, these loan pools also benefit from broad diversification, including wide geographic dispersion, the readily-verifiable historical performance of similar loans issued by the originators, as well as the overall experience and skill of the underwriters and servicing entities involved as counterparties to the Bank in these transactions.  The performance of all purchased loan pools are monitored regularly from detailed reports and remittance reconciliations provided at least monthly by the servicing entities.

Over the life of the loan pools, the credit performance of the purchased loan pools are analyzed against prepurchase and updated expectations at least monthly. The expected credit loss experience for purchased pools of loans is modified, to the extent deemed necessary, on a prospective basis during the life of the purchased loan pools.  The Bank does not initially increase the allowance for loan losses on the purchase date of the loan pools.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions and net gains or losses on sales of securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the years indicated.

	Years Ended December 31,
(Dollars in thousands)	2019	2018	Change
Service charges on deposit accounts	$1,391	$1,148	$243	21.2%
Earnings and gain on bank owned life insurance	462	427	35	8.2%
Loan servicing fees	211	170	41	24.1%
Debit card interchange fees	657	576	81	14.1%
Insurance agency revenue	844	840	4	0.5%
Other charges, commissions and fees	878	868	10	1.2%
Noninterest income before gains	4,443	4,029	414	10.3%
Net gains (losses) on sales and redemptions of investment securities	329	(182)	511	280.8%
Net gains on sales of loans and foreclosed real estate	64	50	14	28.0%
Gains (losses) on marketable equity securities	81	(62)	143	100.0%
Total noninterest income	$4,917	$3,835	$1,082	28.2%

Noninterest income for the year ended December 31, 2019 increased $1.1 million, or 28.2%, to $4.9 million from the year ended December 31, 2018.  Noninterest income before gains (losses) on the sales and redemptions of investment securities, gains (losses) on marketable equity securities, and gains on the sale of loans and foreclosed real estate increased $414,000, or 10.3%, to $4.4 million in 2019 as compared to $4.0 million in 2018.  This $414,000 increase in 2019, as compared with the previous year, was primarily due to increases in service charges on deposits accounts, debit card interchange fees, loan servicing fees, and earnings and gain on bank owned life insurance of $243,000,  $81,000, $41,000, and $35,000, respectively.

Net gains (losses) on the sales and redemptions of investment securities increased $511,000 from a loss of $182,000 in 2018 to a gain of $329,000 in 2019. During 2019, investment securities sales were part of the Company’s portfolio optimization and liquidity management strategies.  During 2018, the Company realized losses of $182,000 on the sales of certain securities in order to provide funding for reinvestment into loans and securities considered to be better matches for the Company’s overall balance sheet strategies.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the years indicated.

	Years Ended December 31,
(Dollars in thousands)	2019	2018	Change
Salaries and employee benefits	$13,660	$12,704	$956	7.5%
Building occupancy	2,674	2,243	431	19.2%
Data processing	2,339	1,924	415	21.6%
Professional and other services	1,325	1,360	(35)	-2.6%
Advertising	962	920	42	4.6%
FDIC assessments	421	492	(71)	-14.4%
Audits and exams	427	422	5	1.2%
Insurance agency expense	816	875	(59)	-6.7%
Community service activities	620	541	79	14.6%
Foreclosed real estate expenses	337	150	187	124.7%
Other expenses	2,149	1,918	231	12.0%
Total noninterest expenses	$25,730	$23,549	$2,181	9.3%

Noninterest expenses for 2019 increased $2.2 million, or 9.3%, to $25.7 million from $23.5 million for the prior year. Higher noninterest expenses largely reflect investments in personnel and support functionality related to the Company’s continued efforts to increase its business activities, primarily in the Syracuse market.  In addition, these higher expenses reflect management’s execution of its planned enhancements to the Company’s risk management capabilities and improvements to the Company’s customer service level functionality.

The year-over-year increase in noninterest expenses was primarily due to higher personnel expenses that increased $956,000, or 7.5%, in 2019 as compared to 2018.  The increase in salaries expense was due to the expansion of the Company’s staffing levels in a number of areas, primarily focused on enhanced business development, risk management activities and customer service-related activities.  These increases in personnel expenses resulted from increases of $473,000, or 5.7%, in salaries expense, a $401,000, or 18.3%, in aggregate employee benefits and payroll taxes, and a $121,000 increase in commission expense, partially offset by a decrease of $39,000, or 2.6%, in all other personnel expense categories. Salaries expense increased primarily as the result of additional staff members supporting current and planned asset growth and risk management activities as well as increased customer service and other operating costs reflecting the ramp-up period for our two new banking locations in Oneida and Onondaga counties. The year-over-year increases in employee benefit expenses were consistent with the salary increases discussed above.

Building and occupancy expense increased $431,000, or 19.2%, primarily due to increased maintenance, depreciation and communications expenses principally related to the Company’s ongoing refurbishment and modernization programs for its physical facilities and the opening of the Bank’s tenth full-service branch location, located in Clay NY, in November 2018. These increases are consistent with branch and operational growth.

Data processing expense increased $415,000, or 21.6%, primarily due to increased equipment depreciation related to system upgrades and increased transaction-related fees paid to third-party vendors.  These increased transaction-related fees resulted from higher transaction volumes derived from both greater numbers of customers in 2019, as compared to the previous year, and increased utilization levels by existing customers of the Bank’s internet and mobile banking offerings.

Community service activities increased $79,000, or 14.6%, in 2019 primarily due to the Company’s expanded presence in the Syracuse market.  These activities, include event sponsorships, financial support for community development agencies, memberships and other direct support for economic development agencies and similar organizations dedicated to growing the economies, and increasing employment, within our marketplace, and charitable donations.  These activities are intended to support overall economic and social development within the communities in which we serve and to promote overall brand awareness.

Foreclosed real estate expenses increased $187,000 as a result of property taxes paid on a foreclosed property.  This foreclosed property was sold in February 2019 and is no longer in foreclosed real estate at December 31, 2019.

Other expenses increased $231,000, or 12.0%, principally due to $148,000 in expenses related to either the impairment or disposals of certain fixed assets.  During 2019, the Company recognized an impairment charge of $75,000 related to the pending sale of a vacant parcel of land the Company was no longer considering for development as a potential branch site and $73,000 related to the disposal of certain fixed assets at a branch that was commensurate with significant renovations and modernization completed at that branch during the year.  The sale of the vacant land was completed in the first quarter of 2020 with net proceeds being substantially equal to the property’s adjusted historical cost at December 31, 2019.

Income Tax Expense

The Company reported income tax expense of $1.2 million in 2019 and $546,000 in 2018.  Income tax expense increased $619,000 in 2019 as compared to the previous year.  In 2019, the Company’s effective tax rate was 21.4%, as compared to 11.9% in 2018. The Company’s effective tax rate increased by 2.5%, in order to establish a reserve against deferred tax assets related to New York State income taxes.   The Company’s effective tax rate was reduced from the federal statutory income tax rate of 21.0% by 2.6% in 2019 by the combined effects of tax exempt income received in the form of interest on tax exempt loans and investment securities, and the increase in the value of its bank owned life insurance.  All other individually immaterial items related to the calculation of the Company’s effective tax rate in aggregate increased the Company’s effective tax rate by 0.5% in 2019.

Banking corporations operating in New York State are taxed under the New York State General Business Corporation Franchise Tax provisions.  New York State franchise tax is imposed in an amount equal to the greater of (1) 6.5% of Business Income, (2) .05% of average Business Capital, or (3) a fixed dollar amount based on New York sourced gross receipts.  However, various modifications are available to community banks (defined as banks with less than $8 billion in total assets) regarding certain deductions associated with interest income. Commencing January 1, 2018, the Company changed its subtraction modification from that of a captive real estate investment trust (REIT) to one based on interest income from qualifying loans.  This change follows changes to the laws enacted by New York State effective January 1, 2015.  As a result, for 2019 the Company is subject to a fixed dollar amount of New York State income tax and the current effective income tax payable to New York State was reduced to close to $0. It is anticipated that the Company’s New York State effective income tax rate will remain substantially at 0.0% for future periods under the current law. In the first quarter of 2019, the Company established, through a charge to earnings, a valuation allowance in the amount of $136,000, increasing the Company’s effective tax rate by 2.5% in 2019, in order to establish a reserve against deferred tax assets related to New York State income taxes.  It is unlikely that the Company will pay income taxes to New York in future periods and it is therefore probable that the Company’s existing deferred tax assets related to New York State income taxes are unlikely to further reduce the Company’s State tax rate in the future. Accordingly, the $136,000 valuation allowance was established against the recorded value of those deferred tax assets in order to reduce the net deferred tax asset related to New York income taxes to $-0- at December 31, 2019. There were no valuation allowances against deferred tax assets at December 31, 2018.

As a Maryland business corporation, the Company is required to file an annual report with, and pay franchise taxes to, the State of Maryland.

See Note 17 to the consolidated financial statements for the reconciliation of the statutory tax rate to the effective tax rate.

Earnings Per Share

Basic and diluted earnings per share for the year ended December 31, 2019 were both $0.80, as compared to basic and diluted earnings per share of $0.97 and $0.94 for the year ended December 31, 2018.  The decrease in earnings per share between these two periods was due to the decrease in net income available to common shareholders between these two time periods.  Further information on earnings per share can be found in Note 3 of this Form 10-K.

CHANGES IN FINANCIAL CONDITION

Total assets were $1.1 billion at December 31, 2019 as compared to $933.1 million at December 31, 2018.  The increase in total assets of $160.7 million, or 17.2%, was the result of the increase in loans, principally consumer and commercial loans, of $161.2 million, partially offset by a $6.2 million decrease in cash and cash equivalents.  All other assets increased by a net $5.7 million, primarily due to an increase in the operating lease right-of-use asset, premises and equipment, and investment securities of $2.4 million, $2.1 million and $1.5 million, respectively.  The increase in total assets in 2019 was funded largely by a $154.8 million increase in deposits, specifically a $59.7 million increase in customer deposits, and a $95.1 million increase in brokered deposits.

Investment Securities

The investment portfolio represented 25.2% of the Company’s average interest earning assets in 2019 and is designed to generate a favorable rate of return in consideration of all risk factors associated with debt securities while assisting the Company in meeting its liquidity needs and interest rate risk strategies.  All of the Company’s investments, with the exception of marketable equity securities, are classified as either available-for-sale or held-to-maturity.  The Company does not hold any trading securities.  The Company invests primarily in securities issued by United States Government agencies and sponsored enterprises (“GSE”), mortgage-backed securities, collateralized mortgage obligations, state and municipal obligations, mutual funds, equity securities, investment grade corporate debt instruments, and common stock issued by the FHLBNY.  By investing in these types of assets, the Company reduces the credit risk of its asset base through geographical and collateral-type diversification but must accept lower yields than would typically be available on loan products.  Our mortgage-backed securities and collateralized mortgage obligations portfolios include privately-issued but substantially over-collateralized pass-through securities as well as pass-through securities guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae.  At December 31, 2019, the investment securities portfolio had approximately 3.8% of its composition in various forms of pass-through securities comprised of seasoned mortgage-backed securities whose underlying collateral was, to varying degrees (depending on the individual security’s initial and current composition), considered sub-prime or high-risk at the securities’ issuance dates. These privately-issued mortgage-backed securities are believed to be adequately collateralized by subordinate structures and ongoing credit support mechanisms and are, therefore, well insulated from loss of principal due to credit default.

At December 31, 2019, available-for-sale investment securities decreased 37.4% to $111.1 million and held-to-maturity investment securities increased 128.1% to $123.0 million. There were no securities that exceeded 10% of consolidated shareholders’ equity.

Our available-for-sale investment securities are carried at fair value and our held-to-maturity investment securities are carried at amortized cost.

The following table sets forth the carrying value of the Company's investment portfolio at December 31:

	Available-for-Sale			Held-to-Maturity
(In thousands)	2019	2018	2017	2019	2018	2017
Investment Securities:
US treasury, agencies and GSEs	$16,820	$17,031	$41,336	$1,998	$3,987	$4,948
State and political subdivisions	1,736	23,065	13,681	8,534	5,089	35,130
Corporate	12,554	17,200	8,600	25,779	9,924	8,311
Asset backed securities	13,232	18,119	6,644	23,099	1,509	-
Residential mortgage-backed - US agency	18,980	31,666	35,742	13,715	11,601	6,853
Collateralized mortgage obligations - US agency	30,785	46,441	53,348	19,607	13,972	7,574
Collateralized mortgage obligations - Private label	16,821	23,936	11,052	30,256	7,826	3,380
Common stock - financial services industry	206	206	735	-	-	-
Total investment securities	$111,134	$177,664	$171,138	$122,988	$53,908	$66,196

The following table sets forth the scheduled maturities, amortized cost, fair values and average yields for the Company's investment securities at December 31, 2019. Average yield is calculated on the amortized cost to maturity.  Adjustable rate mortgage-backed securities are included in the period in which interest rates are next scheduled to be reset.

AVAILABLE FOR SALE

			More Than One		More Than Five
	One Year or Less		to Five Years		to Ten Years
		Annualized		Annualized		Annualized
	Amortized	Weighted	Amortized	Weighted	Amortized	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Avg Yield	Cost	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$9,976	1.54%	$-	-	$6,874	2.76%
State and political subdivisions	245	1.73%	-	-	-	-
Corporate	31	3.94%	10,406	3.77%	1,910	3.96%
Asset backed securities	-	-	1,046	4.11%	7,025	3.85%
Total	$10,252	1.55%	$11,452	3.80%	$15,809	3.39%
Mortgage-backed securities:
Residential mortgage-backed - US agency	$-	-	$2,201	2.61%	$4,656	2.07%
Collateralized mortgage obligations - US agency	-	-	889	1.92%	7,372	2.27%
Collateralized mortgage obligations - Private label	2,002	3.94%	1,924	3.99%	-	-
Total	$2,002	3.94%	$5,014	3.02%	$12,028	2.19%
Other non-maturity investments:
Equity securities	$206	0.53%	$-	-	$-	-
Total	$206	0.53%	$-	-	$-	-
Total investment securities	$12,460	1.92%	$16,466	3.56%	$27,837	2.87%

	More Than Ten Years		Total Investment Securities
		Annualized			Annualized
	Amortized	Weighted	Amortized	Fair	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Value	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$-	-	$16,850	$16,820	2.03%
State and political subdivisions	1,490	3.29%	1,735	1,736	3.07%
Corporate	-	-	12,347	12,554	3.80%
Asset backed securities	5,119	3.88%	13,190	13,232	3.88%
Total	$6,609	3.75%	$44,122	$44,342	3.12%
Mortgage-backed securities:
Residential mortgage-backed - US agency	$12,155	2.54%	$19,012	$18,980	2.43%
Collateralized mortgage obligations - US agency	23,059	2.34%	31,320	30,785	2.31%
Collateralized mortgage obligations - Private label	12,841	3.26%	16,767	16,821	3.42%
Total	$48,055	2.64%	$67,099	$66,586	2.62%
Other non-maturity investments:
Equity securities	$-	-	$206	$206	0.53%
Total	$-	-	$206	$206	0.53%
Total investment securities	$54,664	2.77%	$111,427	$111,134	2.82%

HELD-TO-MATURITY

			More Than One		More Than Five
	One Year or Less		to Five Years		to Ten Years
		Annualized		Annualized		Annualized
	Amortized	Weighted	Amortized	Weighted	Amortized	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Avg Yield	Cost	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$998	2.08%	$1,000	1.70%	$-	-
State and political subdivisions	310	2.08%	4,227	3.20%	3,331	2.91%
Corporate	-	-	9,575	3.60%	14,208	4.18%
Asset backed securities	-	-	9,872	4.09%	-	-
Total	$1,308	2.08%	$24,674	3.65%	$17,539	3.94%
Mortgage-backed securities:
Residential mortgage-backed - US agency	$504	3.11%	$1,648	3.74%	$1,468	3.52%
Collateralized mortgage obligations - US agency	-	-	5,996	3.01%	4,750	2.78%
Collateralized mortgage obligations - Private label	1,808	4.09%	2,761	3.88%	5,183	3.96%
Total	$2,312	3.88%	$10,405	3.36%	$11,401	3.41%
Total investment securities	$3,620	3.23%	$35,079	3.56%	$28,940	3.73%

	More Than Ten Years		Total Investment Securities
		Annualized			Annualized
	Amortized	Weighted	Amortized	Fair	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Value	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$-	-	$1,998	$2,000	1.89%
State and political subdivisions	665	4.97%	8,534	8,654	3.19%
Corporate	1,996	3.74%	25,779	26,334	3.93%
Asset backed securities	13,227	3.62%	23,099	23,085	3.82%
Total	$15,888	3.69%	$59,410	$60,073	3.71%
Mortgage-backed securities:
Residential mortgage-backed - US agency	$10,095	3.02%	$13,715	$13,959	3.17%
Collateralized mortgage obligations - US agency	8,861	3.36%	19,607	19,878	3.11%
Collateralized mortgage obligations - Private label	20,504	2.50%	30,256	30,238	2.97%
Total	$39,460	2.83%	$63,578	$64,075	3.06%
Total investment securities	$55,348	3.07%	$122,988	$124,148	3.37%

The yield information disclosed above does not give effect to changes in fair value that are reflected in accumulated other comprehensive loss in consolidated shareholders’ equity.

Loans Receivable

Average loans receivable represented 73.0% of the Company’s average interest earning assets in 2019 and account for the greatest portion of total interest income.  At December 31, 2019, the Company has the largest portion of its loan portfolio in commercial loan products that represented 51.6% of total loans. These products include credits extended to businesses and political subdivisions within its marketplace that are typically secured by commercial real estate, equipment, inventories, and accounts receivable.  The residential mortgage loans product segment represents 31.9% of total loans at December 31, 2019.   The Company has seen the proportion of commercial loan products to total loans increase in recent years and it will continue to emphasize these types of loans.  Notwithstanding this emphasis, the Company also anticipates a continued commitment to financing the purchase or improvement of residential real estate in its market area.

The following table sets forth the composition of our loan portfolio, including net deferred costs, in dollar amount and as a percentage of loans.

	December 31,
(Dollars in thousands)	2019		2018		2017		2016		2015
Residential real estate	$212,663	27.2%	$238,894	38.5%	$221,623	38.2%	$206,900	42.0%	$189,367	44.0%
Residential real estate held-for-sale	35,936	4.6%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Commercial real estate	254,781	32.6%	212,622	34.3%	192,540	33.2%	150,569	30.6%	129,481	30.1%
Commercial and tax exempt	148,776	19.0%	116,914	18.8%	111,786	19.2%	103,394	21.0%	83,016	19.3%
Home equity and junior liens	46,688	6.0%	26,416	4.3%	26,235	4.5%	24,991	5.1%	23,688	5.5%
Consumer loans	82,607	10.6%	25,424	4.1%	28,647	4.9%	6,293	1.3%	4,886	1.1%
Total loans receivable	$781,451	100.0%	$620,270	100.0%	$580,831	100.0%	$492,147	100.0%	$430,438	100.0%

The following table shows the amount of loans outstanding, including net deferred costs, as of December 31, 2019 which, based on remaining scheduled repayments of principal, are due in the periods indicated.  Demand loans having no stated schedule of repayments, no stated maturity, and overdrafts are reported as one year or less.  Adjustable and floating rate loans are included in the period on which interest rates are next scheduled to adjust, rather than the period in which they contractually mature.  Fixed rate loans are included in the period in which the final contractual repayment is due.

	Due Under	Due 1-5	Due Over
(In thousands)	One Year	Years	Five Years	Total
Real estate:
Commercial real estate	$73,453	$167,101	$14,227	$254,781
Residential real estate	9,663	15,974	222,962	248,599
Total real estate loans	83,116	183,075	237,189	503,380
Commercial and tax exempt	95,934	41,107	11,735	148,776
Home Equity and junior liens	57	4,162	42,469	46,688
Consumer	1,972	55,239	25,396	82,607
Total loans	$181,079	$283,583	$316,789	$781,451

The following table sets forth fixed- and adjustable-rate loans at December 31, 2019 that are contractually due after December 31, 2020:

(In thousands)	Due After One Year
Interest rates:
Fixed	$366,640
Variable	233,732
Total loans	$600,372

Total loans receivable, including net deferred costs, increased $161.2 million, or 26.0%, to $781.5 million at December 31, 2019 when compared to $620.3 million at December 31, 2018, primarily due to growth in consumer and commercial loans.  The Company does not originate sub-prime, Alt-A, negative amortizing or other higher risk structured residential mortgages. Consumer and home equity and junior lien loans increased $77.5 million, or 149.4%, to $129.3 million at December 31, 2019 as compared to $51.8 million at December 31, 2018. Commercial and commercial real estate loans increased $74.0 million, or 22.5%, to $403.6 million at December 31, 2019 as compared to $329.5 million at December 31, 2018.  The Company maintained its previously established credit standards, but continued to benefit from the expanding relationship-derived business activity within the markets that the Bank serves.

Nonperforming Loans and Assets

The following table represents information concerning the aggregate amount of nonperforming assets:

	December 31,
(Dollars In thousands)	2019	2018	2017	2016	2015
Nonaccrual loans:
Commercial and commercial real estate loans	$3,002	$830	$2,443	$1,863	$3,238
Consumer	631	142	363	388	365
Residential mortgage loans	1,613	1,176	2,088	2,560	1,715
Total nonaccrual loans	5,246	2,148	4,894	4,811	5,318
Total nonperforming loans	5,246	2,148	4,894	4,811	5,318
Foreclosed real estate	88	1,173	468	597	517
Total nonperforming assets	$5,334	$3,321	$5,362	$5,408	$5,835

Accruing troubled debt restructurings	$2,008	$2,574	$2,539	$5,531	$1,916

Nonperforming loans to total loans	0.67%	0.35%	0.84%	0.98%	1.24%
Nonperforming assets to total assets	0.49%	0.36%	0.61%	0.72%	0.94%

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

Total nonperforming loans increased $3.1 million, or 144.2%, between December 31, 2018 and December 31, 2019, driven by increases of $2.2 million, $489,000 and $437,000 in nonperforming commercial and commercial real estate loans, consumer loans, and residential real estate loans, respectively. The increase in nonperforming commercial and commercial real estate loans was comprised of 20 loans that were nonperforming at December 31, 2019 as compared to 11 loans that were nonperforming at December 31, 2018.  The increase in nonperforming consumer loans was comprised of 19 loans that were nonperforming at December 31, 2019 as compared to 13 loans that were nonperforming at December 31, 2018.  The increase in nonperforming residential real estate loans was comprised of 16 loans that were nonperforming at December 31, 2019 as compared to 11 loans that were nonperforming at December 31, 2018.  Management believes that the value of the collateral properties underlying the loans is sufficient to preclude any significant losses related to these loans.  Management continues to monitor and react to national and local economic trends as well as general portfolio conditions which may impact the quality of the portfolio, and considers these environmental factors in support of the allowance for loan loss reserve.  Management believes that the current level of the allowance for loan losses, at $8.7 million at December 31, 2019, adequately addresses the current level of risk within the loan portfolio, particularly considering the types and levels of collateralization supporting the substantial majority of the portfolio. The Company maintains strict loan underwriting standards and carefully monitors the performance of the loan portfolio.

Foreclosed Real Estate (“FRE”) balances decreased by $1.1 million at December 31, 2019, from the prior year end and reflected the timing of foreclosures versus sales in 2019.  The number of FRE properties decreased from five to one between these two dates.

The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more.  There are no loans that are past due 90 days or more and still accruing interest.  The Company considers a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan.  Had the loans in nonaccrual status performed in accordance with their original terms, additional interest income of $222,000 and $75,000 would have been recorded for the years ended December 31, 2019 and December 31, 2018, respectively.

The measurement of impaired loans is based upon the fair value of the collateral or the present value of future cash flows discounted at the historical effective interest rate for impaired loans when the receipt of contractual principal and interest is probable.  At December 31, 2019 and December 31, 2018, the Company had $7.5 million and $6.0 million in loans, which were deemed to be impaired, having specific reserves of $830,000 and $631,000, respectively.  The $1.5 million year-over-year increase in impaired loans was principally due to increases of $1.6 million, $111,000, $91,000, and $13,000 in impaired commercial real estate loans, impaired other commercial and industrial loans, impaired other consumer loans, and impaired home equity and junior lien impaired loans, respectively.  All other loan product segments (which include residential loans and commercial lines of credit) reported modest year-over-year decreases in impaired loans of $288,000 in aggregate.

The threshold for individually measuring impairment on commercial real estate or commercial loans remains at $100,000 and for residential mortgage loans remains at $300,000 at December 31, 2019. The thresholds described above do not apply to loans that have been classified as troubled debt restructurings, which are individually measured for impairment at the time that the restructuring is affected.

Appraisals are obtained at the time a real estate secured loan is originated.  For commercial real estate held as collateral, the property is inspected every two years.

Management has identified certain loans with potential credit profiles that may result in the borrowers not being able to comply with the current loan repayment terms and which may result in possible future impaired loan reporting.  Potential problem loans increased $16.9 million to $31.5 million at December 31, 2019, compared to $14.6 million at December 31, 2018.  These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired.  The increase in potential problem loans was primarily due to a $6.5 million increase in potential problem commercial lines of credit, a $5.3 million increase in potential problem commercial and industrial loans, and a $4.1 million increase in potential problem commercial real estate loans.  The increase in potential problem commercial lines of credit was primarily due to the addition of three relationships rated special mention with an outstanding balance of $5.2 million. The increase in potential problem commercial and industrial loans was primarily due to the addition of four relationships rated special mention with an outstanding balance of $5.5 million.  The increase in potential problem commercial real estate loans was primarily due to the addition of two relationships rated special mention with an outstanding balance of $7.0 million

Total potential problem loans, including impaired loans, were $38.9 million at December 31, 2019, comprised of special mention, substandard and doubtful loans of $30.3 million, $6.8 million and $1.8 million, respectively.  Total potential problem loans, including impaired loans, were $20.6 million at December 31, 2018, comprised of special mention, substandard and doubtful loans of $14.3 million, $4.2 million and $2.1 million, respectively.  Special mention and substandard loans increased $16.0 million and $2.6 million, respectively, at December 31, 2019 as compared to December 31, 2018, partially offset by a decrease of $252,000 in loans classified as doubtful.  The increase in loans classified as special mention was primarily due to a $15.8 million increase in commercial loans, due to the addition of  two relationships outstanding comprised of thirteen loans with an outstanding balance of  $11.9 million.  The increase in loans classified as substandard was primarily due to a $1.6 million increase in commercial loans, due to the addition of one relationship outstanding comprised of seven loans with an outstanding balance of $1.8 million.

The Company measures delinquency based on the amount of past due loans as a percentage of total loans.  The ratio of delinquent loans to total loans increased to 2.09% at December 31, 2019 as compared to 1.81% at December 31, 2018.  Delinquent loans increased $5.1 million year-over-year, primarily due to an increase of $4.2 million in delinquent commercial loans.  At December 31, 2019, there were $16.3 million in loans past due including $9.7 million, $1.4 million and $5.2 million in loans 30-59 days, 60-89 days, and 90 days and over past due, respectively.  At December 31, 2018, there were $11.2 million in loans past due including $8.1 million, $1.1 million and $2.0 million in loans 30-59 days, 60-89 days, and 90 days and over past due, respectively.

The increase of $5.1 million in total loans past due at December 31, 2019, as compared to December 31, 2018, was primarily due to an increase of $3.1 million, $1.7 million, and $269,000 in loans 90 days and over past due, 30-59 days past due, and 60-89 days past due, respectively. The increase in loans 90 days and over past due was primarily due to an increase of $1.9 million in commercial real estate loans.  At December 31, 2019 there were eight loans with an outstanding balance of $2.3 million that were 90 days and over past due, while at December 31, 2018, there were three loans with an outstanding balance of $323,000.  The increase in loans 30-59 days past due was primarily due to an increase of $3.4 million in commercial lines of credit and a $1.9 million increase in commercial and industrial loans, partially offset by a decrease of $3.3 million in commercial real estate loans 30-59 days delinquent.   The increase in loans 60-89 days past due was primarily due to an increase of $271,000 in commercial and industrial loans 60-89 days delinquent, a $239,000 increase in residential loans 60-89 days delinquent, partially offset by a $264,000 decrease in commercial real estate loans 60-89 days delinquent.

The ratio of the allowance to loan losses to year end loans at December 31, 2019 was 1.11% as compared to 1.18% at December 31, 2018.

Loans purchased outside of the Bank’s general market area are subject to substantial prepurchase due diligence.  Homogenous pools of purchased loans are subject to prepurchase analyses led by a team of the Bank’s senior executives and credit analysts.  In each case, the Bank’s analytical processes consider the types of loans being evaluated, the underwriting criteria employed by the originating entity, the historical performance of such loans, especially in the most recent deeply recessionary period, the collateral enhancements and other credit loss mitigation factors offered by the seller and the capabilities and financial stability of the servicing entities involved.  From a credit risk perspective, these loan pools also benefit from broad diversification, including wide geographic dispersion, the readily-verifiable historical performance of similar loans issued by the originators, as well as the overall experience and skill of the underwriters and servicing entities involved as counterparties to the Bank in these transactions.  The performance of all purchased loan pools are monitored regularly from detailed reports and remittance reconciliations provided at least monthly by the servicing entities.

The projected credit losses related to purchased loan pools are evaluated prior to purchase and the performance of those loans against expectations are analyzed at least monthly.  Over the life of the purchased loan pools, the allowance for loan losses is adjusted, through the provision for loan losses, for expected loss experience, over the projected life of the loans. The expected credit loss experience is determined at the time of purchase and is modified, to the extent necessary, during the life of the purchased loan pools.  The Bank does not initially increase the allowance for loan losses on the purchase date of the loan pools.

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

The Company establishes a specific allocation for all commercial loans identified as being impaired with a balance in excess of $100,000 that are also on nonaccrual or have been risk rated under the Company’s risk rating system as substandard, doubtful, or loss. The measurement of impaired loans is based upon either the present value of future cash flows discounted at the historical effective interest rate or the fair value of the collateral, less costs to sell for collateral dependent loans.  At December 31, 2019, the Bank’s position in impaired loans consisted of 49 loans totaling $7.5 million.  Of these loans, 18 loans, totaling $1.4 million, were valued using the present value of future cash flows method; and 31 loans, totaling $6.1 million, were valued based on a collateral analysis. The Company uses the fair value of collateral, less costs to sell to measure impairment on commercial and commercial real estate loans.  Residential real estate loans in excess of $300,000 will also be included in this individual loan review.  Residential real estate loans less than this amount will be included in impaired loans if it is part of the total related credit to a previously identified impaired commercial loan.  The Company also establishes a specific allowance, regardless of the size of the loan, for all loans subject to a troubled debt restructuring agreement.

The allowance for loan losses at December 31, 2019 and 2018 was $8.7 million and $7.3 million, or 1.11% and 1.18% of total year end loans, respectively.  The Company recorded $603,000 in net charge-offs in 2019 as compared to $1.3 million in net charge-offs in 2018.  The ratio of net charge-offs to average loans decreased to 0.09% in 2019 from 0.22% in 2018. The decrease in the year-over-year charge-off rate was due primarily to the charge-off in 2018 of a single fully-reserved commercial real estate loan in the amount of $596,000 and the charge-off of a single fully-reserved commercial and industrial loan in the amount of $124,000.

For further discussion of our allowance for loan losses procedures, please see “Business-Allowance for Loan Losses” and in Note 6 to the consolidated financial statements contained in this Annual Report on Form 10-K.

The following table sets forth the allocation of allowance for loan losses by loan category for the years indicated.  The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	2019		2018		2017		2016		2015
	Allocation	Percent of	Allocation	Percent of	Allocation	Percent of	Allocation	Percent of	Allocation	Percent of
	of the	Loans to	of the	Loans to	of the	Loans to	of the	Loans to	of the	Loans to
(Dollars in thousands)	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans
Residential real estate	$580	27.2%	$766	38.5%	$865	38.2%	$759	42.0%	$581	44.0%
Commercial real estate	4,010	32.6%	3,578	34.3%	3,589	33.2%	2,935	30.6%	2,983	30.1%
Commercial and tax exempt	2,841	19.0%	2,016	18.8%	1,950	19.2%	2,056	21.0%	1,674	19.3%
Home equity and junior liens	553	6.0%	409	4.3%	514	4.5%	331	5.1%	350	5.5%
Consumer loans	413	10.6%	385	4.1%	208	4.9%	166	1.3%	118	1.1%
Unallocated (1)	272	4.6%	152		-		-		-
Total	$8,669	100.0%	$7,306	100.0%	$7,126	100.0%	$6,247	100.0%	$5,706	100.0%

(1)	Includes loans held-for-sale at December 31, 2019. There were no loans classified as held for sale at December 31, 2018, 2017, 2016 and 2015.

The following table sets forth the allowance for loan losses for the years indicated and related ratios:

(Dollars In thousands)	2019	2018	2017	2016	2015
Balance at beginning of year	$7,306	$7,126	$6,247	$5,706	$5,349
Provisions charged to operating expenses	1,966	1,497	1,769	953	1,350
Recoveries of loans previously charged-off:
Commercial real estate and loans	1	66	15	31	48
Consumer and home equity	60	58	46	63	69
Residential real estate	2	21	13	13	40
Total recoveries	63	145	74	107	157
Loans charged off:
Commercial real estate and loans	(294)	(952)	(587)	(69)	(787)
Consumer and home equity	(361)	(265)	(211)	(208)	(129)
Residential real estate	(11)	(245)	(166)	(242)	(234)
Total charged-off	(666)	(1,462)	(964)	(519)	(1,150)
Net charge-offs	(603)	(1,317)	(890)	(412)	(993)
Balance at end of year	$8,669	$7,306	$7,126	$6,247	$5,706
Net charge-offs to average loans outstanding	0.09%	0.22%	0.16%	0.09%	0.25%
Allowance for loan losses to year-end loans	1.11%	1.18%	1.23%	1.27%	1.33%

Bank Owned Life Insurance

The Company held $17.4 million and $16.9 million in bank owned life insurance at December 31, 2019 and 2018, respectively.  Bank owned life insurance increased $462,000, or 2.7%, to $17.4 million at December 31, 2019, as compared to December 31, 2018.  The increase was primarily due to the increase in the cash value of the policies recorded as income in 2019.

Deposits

The Company’s deposit base is drawn from ten full-service offices in its market area.  The deposit base consists of demand deposits, money management and money market deposit accounts, savings, and time deposits. Average deposits increased $81.1 million, or 11.0%, in 2019.   For the year ended December 31, 2019, 55.7% of the Company's average deposit base of $822.2 million consisted of core deposits.  Core deposits, which exclude time deposits, are considered to be more stable and provide the Company with a lower cost of funds than time deposits.  The Company will continue to emphasize retail and business core deposits by providing depositors with a full range of deposit product offerings and will maintain its recent focus on deposit gathering within the Syracuse market.

At December 31, 2019, consumer deposits and municipal deposits increased $44.8 million and $17.0 million, respectively, partially offset by a decrease in business deposits of $4.3 million, when compared to December 31, 2018.  The increase in consumer deposits reflected the Bank’s increased market penetration among non-business customers, particularly in northern Onondaga County, driven by the Bank’s focused marketing initiatives. The increase in municipal deposits was driven by seasonally-normal strong deposit inflows related to the Bank’s municipal depositor relationships.  The decrease in business deposits was related to a variety of factors involving the activities of certain large business customers and was considered by management to be to be transitory in nature.

Total deposits of $881.9 million at December 31, 2019 consisted in part of $136.5 million in brokered money market and certificates of deposit accounts. Brokered deposits represented 15.5% of all deposits at December 31, 2019.  Total deposits of $727.1 million at December 31, 2018 consisted in part of $41.4 million in brokered money market and certificates of deposit accounts.  Brokered deposit represented 5.7% of all deposits at December 31, 2018.

The following table sets forth our deposit composition in dollar amount and as a percentage of total deposits.

	December 31,
(Dollars in thousands)	2019		2018		2017
Savings accounts	$81,926	9.3%	$80,545	11.1%	$80,587	11.1%
Time accounts	301,193	34.2%	199,598	27.4%	160,736	22.2%
Time accounts of $250,000 or more	120,450	13.7%	77,224	10.6%	52,691	7.3%
Money management accounts	14,388	1.6%	13,180	1.8%	14,905	2.1%
MMDA accounts	185,402	21.0%	189,679	26.1%	253,088	35.0%
Demand deposit interest-bearing	64,533	7.3%	57,407	7.9%	66,093	9.1%
Demand deposit noninterest-bearing	107,501	12.2%	103,124	14.2%	89,783	12.4%
Mortgage escrow funds	6,500	0.7%	6,303	0.9%	5,720	0.8%
Total Deposits	$881,893	100.0%	$727,060	100.0%	$723,603	100.0%

At December 31, 2019, time deposit accounts in excess of $100,000 totaled $315.3 million, or 74.8% of time deposits and 35.8% of total deposits.  At December 31, 2018, these deposits totaled $156.8 million, or 56.6% of time deposits and 21.6% of total deposits.

The following table indicates the amount of the Company’s time deposit accounts of $100,000 or more by time remaining until maturity as of December 31, 2019:

(In thousands)
Remaining Maturity:
Three months or less	$187,610
Three through six months	71,532
Six through twelve months	35,010
Over twelve months	21,153
Total	$315,305

Borrowings

Borrowings are comprised primarily of advances and overnight borrowing at the FHLBNY.

The following table represents information regarding short-term borrowings for the years ended December 31:

(Dollars in thousands)	2019	2018	2017
Maximum outstanding at any month end	$39,038	$39,000	$41,600
Average amount outstanding during the year	14,835	13,556	31,268
Balance at the end of the period	25,138	39,000	30,600
Average interest rate during the year	2.54%	1.63%	1.34%
Average interest rate at the end of the period	1.80%	2.15%	1.32%

The following table represents information regarding long-term borrowings for the years ended December 31:

(Dollars in thousands)	2019	2018	2017
Maximum outstanding at any month end	$70,514	$79,534	$43,288
Average amount outstanding during the year	64,011	58,316	38,276
Balance at the end of the period	67,987	79,534	43,288
Average interest rate during the year	2.46%	2.00%	1.55%
Average interest rate at the end of the period	2.52%	2.32%	1.68%

Subordinated Loans

The Company has a non-consolidated subsidiary trust, Pathfinder Statutory Trust II, of which the Company owns 100% of the common equity.  The Trust issued $5,000,000 of 30-year floating rate Company-obligated pooled capital securities of Pathfinder Statutory Trust II (“Floating-Rate Debentures”).  The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms.  The capital securities mature in 2037 and are treated as Tier 1 capital by the FDIC and FRB.  The capital securities of the trust are a pooled trust preferred fund of Preferred Term Securities VI, Ltd., whose interest rate resets quarterly, and are indexed to the 3-month LIBOR rate plus 1.65%.  These securities have a five-year call provision.  The Company paid $213,000 and $199,000 in interest expense related to this issuance in 2019 and 2018, respectively.  The Company guarantees all of these securities.

As currently scheduled, The United Kingdom’s Financial Conduct Authority (“FCA”), the organization responsible for regulating LIBOR, will cease publishing LIBOR indices at the end of 2021. The Alternative Reference Rates Committee (the “ARRC”), formed by the FRB and the Federal Reserve Bank of New York, has been charged with developing an alternative rate that will replace LIBOR in the United States (U.S. dollar-denominated LIBOR).  The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as the rate that represents best practice for use in U.S. dollar-denominated LIBOR derivatives and other financial contracts.  Accordingly, SOFR currently represents the ARRC's preferred alternative to LIBOR.  However, the replacement of LIBOR is a highly complex task due to the large number and aggregate magnitude of currently-outstanding LIBOR-based contracts, as well as the broad range of users of these indices.  As a result, there are a number of significant objections to the adoption of the SOFR index that have been brought forth for consideration by a wide-range of entities.  Management has analyzed the Company’s aggregate exposure to instruments that are indexed to LIBOR (including the Company’s acquired loan participations, fixed-income investments, hedging instruments and the Floating-Rate Debentures) and concluded that the adoption of SOFR, or another similar index that may ultimately be promulgated by the ARRC, will not materially impact the Company or the results of its operations.

The Company's equity interest in the trust subsidiary is included in other assets on the Consolidated Statements of Financial Condition at December 31, 2019 and 2018.  For regulatory reporting purposes, the Federal Reserve has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them at its discretion.

On October 15, 2015, the Company executed a $10.0 million non-amortizing Subordinated Loan with an unrelated third party that is scheduled to mature on October 1, 2025. The Company has the right to prepay the Subordinated Loan at any time after October 15, 2020 without penalty. The annual interest rate charged to the Company will be 6.25% through the maturity date of the subordinated loan.  The Subordinated Loan is senior in the Company’s credit repayment hierarchy only to the Company’s common equity and preferred stock, and, as a result, qualifies as Tier 2 capital for all future periods when applicable.  The Company paid $172,000 in origination and legal fees as part of this transaction.  These fees will be amortized over the life of the Subordinated Loan through its first call date using the effective interest method.  The effective cost of funds related to this transaction is 6.44% calculated under this method.  Accordingly, interest expense of $650,000 and $647,000 were recorded in the years ended December 31, 2019 and 2018, respectively.

Capital

The Company’s shareholders’ equity increased $26.2 million, or 40.8%, to $90.4 million at December 31, 2019 from $64.2 million at December 31, 2018.  This increase was primarily due to a $20.2 million increase in additional paid in capital, a $3.1 million decrease in comprehensive loss, a $2.7 million increase in retained earnings, and a $179,000 increase in ESOP shares earnings. Additional paid in capital increased as a result of the proceeds received from the Private Placement of common and preferred shares that took place in May 2019. Comprehensive loss decreased primarily as the result of the appreciation in the fair market value of our available-for-sale investment securities during 2019.  The increase in retained earnings resulted from $4.3 million in net income recorded in 2019.  Partially offsetting the increase in retained earnings was $1.1 million in cash dividends declared on our common stock, $208,000 in cash dividends declared on our preferred stock, and $23,000 in cash dividends declared on our issued warrant.   In addition, retained earnings was further reduced by a $239,000 one-time adjustment, at January 1, 2019, related to the cumulative effect of the capitalization of the operating lease right-of-use-assets based on the adoption of ASU 2016-02 - Leases (Topic 842).

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy.  Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to support growth and expansion activities, while maintaining a strong capital position and exceeding regulatory standards.  At December 31, 2019, the Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution.  See “Supervision and Regulation – Federal Regulations – Capital Requirements.”

As a result of the Dodd-Frank Act, the Company’s ability to raise new capital through the use of trust preferred securities may be limited because these securities will no longer be included in Tier 1 capital.  In addition, our ability to generate or originate additional revenue producing assets may be constrained in the future in order to comply with capital standards required by federal regulation. See Note 20 to the consolidated financial statements contained herein and the regulation and supervision section within Part I of this Annual Report on Form 10-K for further discussion on regulatory capital requirements.

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

As of December 31, 2019, the Bank’s most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well-capitalized”, under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized”, the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The regulations also impose a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The buffer is separate from the capital ratios required under the Prompt Corrective Action (“PCA”) standards and imposes restrictions on dividend distributions and discretionary bonuses. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity.  The capital conservation buffer requirement is now fully implemented at 2.5% of risk-weighted assets as of January 1, 2019.  At December 31, 2019, the Bank exceeded all current regulatory required minimum capital ratios, including the capital buffer requirements.

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

The Company's liquidity has been enhanced by its ability to borrow from the FHLBNY, whose competitive advance programs and lines of credit provide the Company with a safe, reliable, and convenient source of funds.  A significant decrease in deposits in the future could result in the Company having to seek other sources of funds for liquidity purposes.  Such sources could include, but are not limited to, additional borrowings, brokered deposits, negotiated time deposits, the sale of "available-for-sale" investment securities, or the sale of loans.  Such actions could result in higher interest expense costs and/or losses on the sale of securities or loans.

For the year ended December 31, 2019, cash and cash equivalents decreased by $6.2 million. The Company reported net cash flows from financing activities of $148.5 million generated principally by increased brokered deposit balances of $95.1 million, increased customer deposit balances of $59.7 million, and by net proceeds from the Private Placement offering totaling $19.6 million.  This was partially offset by an aggregate decrease in net cash of $25.9 million from all other financing sources, including dividends paid to common and preferred shareholders, and the holder of the Warrant of $1.2 million. Additionally, $8.1 million was provided through operating activities.  These cash flows were primarily invested in: (1) net increases in loans outstanding of $162.1 million, and (2) $174.6 million in purchases of investment securities in 2019.

Certificates of deposit due within one year of December 31, 2019 totaled $386.9 million, representing 91.8% of certificates of deposit at December 31, 2019, an increase from 67.6% at December 31, 2018.  We believe the large percentage of certificates of deposit that mature within one year reflect customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2020.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and making payments on its subordinated loans. The Company may repurchase shares of its common stock. The Company’s primary sources of funds are the proceeds it retained from the Private Placement, interest and dividends on securities and dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without prior regulatory approval, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. The Company believes that this restriction will not have an impact on the Company's ability to meet its ongoing cash obligations. At December 31, 2019 and 2018, the Company had cash and cash equivalents of $20.2 million and $26.3 million, respectively.

The Bank has a number of existing credit facilities available to it.  At December 31, 2019, total credit available under the existing lines of credit was approximately $173.2 million at FHLBNY, the FRB, and two other correspondent banks.  At December 31, 2019, the Company had $93.1 million of the available lines of credit utilized, including encumbrances supporting the outstanding letters of credit, described above, on its existing lines of credit with the remainder of $80.1 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of December 31, 2019, management reported to the board of directors that the Bank was in compliance with its liquidity policy guidelines.

OFF-BALANCE SHEET ARRANGEMENTS

The Bank is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  At December 31, 2019, the Bank had $133.9 million in outstanding commitments to extend credit and standby letters of credit.  See Note 18 within the Notes to Consolidated Financial Statements contained herein.

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

Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019. In addition, based on our assessment, management has determined that there were no material weaknesses in the Company’s internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting pursuant to the rules of the Dodd-Frank Act that exempts the Company from such attestation and requires only management’s report.

/s/ Thomas W. Schneider	/s/ Walter F. Rusnak
Thomas W. Schneider	Walter F. Rusnak
President and Chief Executive Officer	Senior Vice President, Chief Financial Officer

Oswego, New York

March 23, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Pathfinder Bancorp, Inc.

Oswego, New York:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of condition of Pathfinder Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BONADIO & CO., LLP
Bonadio & Co., LLP
Pittsford, New York
March 23, 2020

Pathfinder Bancorp, Inc.

Consolidated Statements of Condition

	December 31,	December 31,
(In thousands, except share and per share data)	2019	2018
ASSETS:
Cash and due from banks	$8,284	$9,610
Interest-earning deposits (including restricted balances of $0 and $3,993, respectively)	11,876	16,706
Total cash and cash equivalents	20,160	26,316
Available-for-sale securities, at fair value	111,134	177,664
Held-to-maturity securities, at amortized cost (fair value of $124,148 and $53,769, respectively)	122,988	53,908
Marketable equity securities, at fair value	534	453
Federal Home Loan Bank stock, at cost	4,834	5,937
Loans	745,516	620,270
Loans held-for-sale (1)	35,935	-
Less: Allowance for loan losses	8,669	7,306
Loans receivable, net	772,782	612,964
Premises and equipment, net	22,699	20,623
Operating lease right-of-use assets	2,386	-
Accrued interest receivable	3,712	3,068
Foreclosed real estate	88	1,173
Intangible assets, net	149	165
Goodwill	4,536	4,536
Bank owned life insurance	17,403	16,941
Other assets	10,402	9,367
Total assets	$1,093,807	$933,115

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$774,392	$623,936
Noninterest-bearing	107,501	103,124
Total deposits	881,893	727,060
Short-term borrowings	25,138	39,000
Long-term borrowings	67,987	79,534
Subordinated loans	15,128	15,094
Accrued interest payable	396	304
Operating lease liabilities	2,650	-
Other liabilities	9,946	7,664
Total liabilities	1,003,138	868,656
Shareholders' equity:
Preferred stock, par value $0.01 per share; no liquidation preference; 10,000,000 and 0 shares authorized, respectively; 1,155,283 and 0 shares issued and outstanding, respectively	12	-
Common stock, par value $0.01; 25,000,000 authorized shares; 4,709,238 and 4,362,328 shares issued and outstanding, respectively	47	44
Additional paid in capital	49,362	29,139
Retained earnings	44,839	42,114
Accumulated other comprehensive loss	(2,971)	(6,042)
Unearned ESOP	(855)	(1,034)
Total Pathfinder Bancorp, Inc. shareholders' equity	90,434	64,221
Noncontrolling interest	235	238
Total equity	90,669	64,459
Total liabilities and shareholders' equity	$1,093,807	$933,115

(1) Based on ASC 948, Mortgage Banking, loans shall be classified as held-for-sale once a decision has been made to sell the loans and shall be transferred to the held-for-sale category at lower of cost or fair value.  The loans under contract to be sold had a principal balance of $35.8 million and net deferred fees of $146,000 at December 31, 2019.  These loans were transferred at their amortized cost of $35.9 million as of December 31, 2019, as the fair value of these loans was greater than the amortized cost.

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Income

	For the years ended
(In thousands, except per share data)	December 31, 2019	December 31, 2018
Interest and dividend income:
Loans, including fees	$34,035	$28,426
Debt securities:
Taxable	6,962	5,159
Tax-exempt	178	720
Dividends	279	259
Federal funds sold and interest earning deposits	304	246
Total interest and dividend income	41,758	34,810
Interest expense:
Interest on deposits	10,713	6,812
Interest on short-term borrowings	377	221
Interest on long-term borrowings	1,575	1,165
Interest on subordinated loans	863	846
Total interest expense	13,528	9,044
Net interest income	28,230	25,766
Provision for loan losses	1,966	1,497
Net interest income after provision for loan losses	26,264	24,269
Noninterest income:
Service charges on deposit accounts	1,391	1,148
Earnings and gain on bank owned life insurance	462	427
Loan servicing fees	211	170
Net gains (losses) on sales and redemptions of investment securities	329	(182)
Gains (losses) on marketable equity securities	81	(62)
Net gains on sales of loans and foreclosed real estate	64	50
Debit card interchange fees	657	576
Insurance agency revenue	844	840
Other charges, commissions & fees	878	868
Total noninterest income	4,917	3,835
Noninterest expense:
Salaries and employee benefits	13,660	12,704
Building and occupancy	2,674	2,243
Data processing	2,339	1,924
Professional and other services	1,325	1,360
Advertising	962	920
FDIC assessments	421	492
Audits and exams	427	422
Insurance agency expense	816	875
Community service activities	620	541
Foreclosed real estate expenses	337	150
Other expenses	2,149	1,918
Total noninterest expenses	25,730	23,549
Income before income taxes	5,451	4,555
Provision for income taxes	1,165	546
Net income attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	4,286	4,009
Net income (loss) attributable to noncontrolling interest	10	(22)
Net income attributable to Pathfinder Bancorp, Inc.	$4,276	$4,031
Convertible preferred stock dividends	208	-
Warrant dividends	23	-
Undistributed earnings allocated to participating securities	467	-
Net income available to common shareholders	$3,578	$4,031

Earnings per common share - basic	$0.80	$0.97
Earnings per common share - diluted	$0.80	$0.94
Dividends per common share	$0.24	$0.24

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	Years ended
(In thousands)	December 31, 2019	December 31, 2018
Net Income	$4,286	$4,009

Other Comprehensive Income (Loss)
Retirement Plans:
Retirement plan net losses recognized in plan expenses	335	171
Plan gains (losses) not recognized in plan expenses	255	(1,432)
Net unrealized gain (loss) on retirement plans	590	(1,261)

Unrealized holding gains (losses) on available-for-sale securities
Unrealized holding gains (losses) arising during the period	3,869	(1,991)
Reclassification adjustment for net (gains) losses included in net income	(329)	182
Net unrealized gains (losses) on available-for-sale securities	3,540	(1,809)

Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	27	175

Other comprehensive income (loss), before tax	4,157	(2,895)
Tax effect	(1,086)	755
Other comprehensive income (loss), net of tax	3,071	(2,140)
Comprehensive income	$7,357	$1,869
Comprehensive income (loss), attributable to noncontrolling interest	$10	$(22)
Comprehensive income attributable to Pathfinder Bancorp, Inc.	$7,347	$1,891

Tax Effect Allocated to Each Component of Other Comprehensive Income (Loss)
Retirement plan net losses recognized in plan expenses	$(88)	$(45)
Plan gains (losses) not recognized in plan expenses	(67)	374
Unrealized holding gains (losses) arising during the period	(1,010)	520
Reclassification adjustment for net gains (losses) included in net income	86	(48)
Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	(7)	(46)
Income tax effect related to other comprehensive income (loss)	$(1,086)	$755

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

Pathfinder Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2019 and December 31, 2018

(In thousands, except share and per share data)	Preferred Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Com- prehensive Loss	Unearned ESOP	Non- controlling Interest	Total
Balance, January 1, 2019	$-	$44	$29,139	$42,114	$(6,042)	$(1,034)	$238	$64,459
Cumulative effect of change in measurement of operating leases (2)	-	-	-	(239)	-	-	-	(239)
Net income	-	-	-	4,276	-	-	10	4,286
Other comprehensive income, net of tax	-	-	-	-	3,071	-	-	3,071
Proceeds of common stock private placement, net of expenses (1)	-	3	3,823	-	-	-	-	3,826
Proceeds of preferred stock private placement, net of expenses (1)	12	-	15,358	-	-	-	-	15,370
Effect of warrant issued from private placement (1)	-	-	373	-	-	-	-	373
ESOP shares earned (24,442 shares)	-	-	160	-	-	179	-	339
Restricted stock awards (18,709 shares)	-	-	-	-	-	-	-	-
Stock based compensation	-	-	291	-	-	-	-	291
Stock options exercised	-	-	218	-	-	-	-	218
Common stock dividends declared ($0.24 per share)	-	-	-	(1,081)	-	-	-	(1,081)
Preferred stock dividends declared ($0.18 per share)	-	-	-	(208)	-	-	-	(208)
Warrant dividends declared ($0.18 per share)	-	-	-	(23)	-	-	-	(23)
Distributions from affiliates	-	-	-	-	-	-	(13)	(13)
Balance, December 31, 2019	$12	$47	$49,362	$44,839	$(2,971)	$(855)	$235	$90,669

Balance, January 1, 2018	$-	$43	$28,170	$39,020	$(4,208)	$(1,214)	$333	$62,144
Cumulative effect of change in measurement of equity securities (3)	-	-	-	53	(53)	-	-	-
Cumulative effect of change in investment securities transfer (4)	-	-	-	-	359	-	-	359
Net income (loss)	-	-	-	4,031	-	-	(22)	4,009
Other comprehensive loss, net of tax	-	-	-	-	(2,140)	-	-	(2,140)
ESOP shares earned (24,442 shares)	-	-	195	-	-	180	-	375
Restricted stock units (14,490 shares)	-	-	-	-	-	-	-	-
Stock based compensation	-	-	398	-	-	-	-	398
Stock options exercised	-	1	384	-	-	-	-	385
Common stock dividends declared ($0.24 per share)	-	-	-	(1,005)	-	-	-	(1,005)
Cumulative effect of affiliate capital allocation	-	-	(8)	15	-	-	(7)	-
Distributions from affiliates	-	-	-	-	-	-	(66)	(66)
Balance, December 31, 2018	$-	$44	$29,139	$42,114	$(6,042)	$(1,034)	$238	$64,459

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

Pathfinder Bancorp, Inc.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(In thousands)	2019	2018
OPERATING ACTIVITIES
Net income attributable to Pathfinder Bancorp, Inc.	$4,276	$4,031
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	1,966	1,497
Deferred income (benefit) tax	(16)	343
Amortization of operating leases	25	-
Proceeds from sales of loans	1,492	216
Originations of loans held-for-sale	(1,474)	(212)
Realized (gains) losses on sales, redemptions and calls of:
Real estate acquired through foreclosure	(31)	(47)
Loans	(33)	(3)
Available-for-sale investment securities	(256)	171
Held-to-maturity investment securities	(73)	11
Premises and equipment	-	(8)
Marketable equity securities	(81)	-
Depreciation	1,520	1,180
Amortization of mortgage servicing rights	(3)	12
Amortization of deferred loan costs	(272)	321
Amortization of deferred financing from subordinated debt	34	35
Earnings and gain on bank owned life insurance	(462)	(427)
Net amortization of premiums and discounts on investment securities	1,269	1,656
Amortization of intangible assets	16	17
Stock based compensation and ESOP expense	630	773
Net change in accrued interest receivable	(644)	(21)
Pension plan contribution	-	(825)
Net change in other assets and liabilities	237	262
Net cash flows from operating activities	8,120	8,982
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(75,551)	(55,291)
Purchase of investment securities held-to-maturity	(88,892)	(28,452)
Purchase of Federal Home Loan Bank stock	(10,201)	(8,679)
Proceeds from redemption of Federal Home Loan Bank stock	11,304	6,597
Proceeds from maturities and principal reductions of investment securities available-for-sale	42,433	44,577
Proceeds from maturities and principal reductions of investment securities held-to-maturity	19,101	5,842
Proceeds from sales, redemptions and calls of:
Available-for-sale investment securities	102,352	34,631
Held-to-maturity investment securities	635	953
Real estate acquired through foreclosure	1,664	744
Premise and equipment	-	14
Purchase of bank owned life insurance	-	(5,000)
Proceeds from bank owned life insurance	-	228
Net change in loans	(162,060)	(42,497)
Purchase of premises and equipment	(3,596)	(5,692)
Net cash flows from investing activities	(162,811)	(52,025)

FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts, money management deposit accounts, MMDA accounts and escrow deposits	10,021	(43,969)
Net change in time deposits	49,708	65,525
Net change in brokered deposits	95,104	(18,099)
Net change in short-term borrowings	(13,862)	8,400
Payments on long-term borrowings	(31,227)	(2,000)
Proceeds from long-term borrowings	19,680	38,246
Proceeds from exercise of stock options	218	385
Cash dividends paid to common shareholders	(1,091)	(1,025)
Cash dividends paid to preferred shareholders	(139)	-
Cash dividends paid on warrants	(15)	-
Net proceeds from common stock private placement	4,199	-
Net proceeds from preferred stock private placement	15,370	-
Proceeds from finance lease transaction	572	-
Change in noncontrolling interest, net	(3)	(95)
Net cash flows from financing activities	148,535	47,368
Change in cash and cash equivalents	(6,156)	4,325
Cash and cash equivalents at beginning of period	26,316	21,991
Cash and cash equivalents at end of period	$20,160	$26,316
CASH PAID DURING THE PERIOD FOR:
Interest	$13,436	$8,925
Income taxes	750	662
NON-CASH INVESTING ACTIVITY
Real estate acquired in exchange for loans	548	1,420
RESTRICTED CASH
Federal Reserve Bank Reserve Requirements included in interest earning deposits	-	3,993

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Summary of Significant Accounting Policies

Nature of Operations

The accompanying consolidated financial statements include the accounts of Pathfinder Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Pathfinder Bank (the “Bank”). The Company is a Maryland corporation headquartered in Oswego, New York.  On October 16, 2014, the Company completed its conversion from the mutual holding company structure and the related public offering and is now a stock holding company that is fully owned by the public.  As a result of the conversion, the mutual holding company and former mid-tier holding company were merged into Pathfinder Bancorp, Inc.  The primary business of the Company is its investment in Pathfinder Bank (the "Bank") which is 100% owned by the Company.  The Bank has two wholly owned operating subsidiaries, Pathfinder Risk Management Company, Inc. (“PRMC”) and Whispering Oaks Development Corp. All significant inter-company accounts and activity have been eliminated in consolidation.  Although the Company owns, through its subsidiary PRMC, 51% of the membership interest in FitzGibbons Agency, LLC (“FitzGibbons”), the Company is required to consolidate 100% of FitzGibbons within the consolidated financial statements.  The 49% of which the Company does not own is accounted for separately as noncontrolling interests within the consolidated financial statements.  The Company received $24.9 million in net proceeds from the sale of approximately 2.6 million shares of common stock as a result of the Conversion in October 2014. In October 2015, the Company executed the issuance of the $10.0 million non-amortizing Subordinated Loan and subsequently used those proceeds in February 2016 to substantially fund the full retirement of $13.0 million in SBLF Preferred stock.  The Company received $19.6 million in net proceeds from the sale of 37,700 shares of common stock and 1,155,283 shares of preferred stock as a result of the Private Placement in May 2019.

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

Derivative Financial Instruments

Derivatives are recorded on the statement of condition as assets and liabilities measured at their fair value. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. The specific accounting treatment for increases and decreases in the value of derivatives depends upon the use of the specific derivatives.  There are two primary types of interest rate derivatives that may be employed by the Company:

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

Earnings Per Share

Basic net income per share was calculated using the two-class method by dividing net income (less any dividends on participating securities) by the weighted average number of shares of common stock and participating securities outstanding for the period. Diluted earnings per share may include the additional effect of other securities, if dilutive, in which case the dilutive effect of such securities is calculated by applying either the two-class method or the Treasury Stock method to the assumed exercise or vesting of potentially dilutive common shares.  The method yielding the more dilutive result is ultimately reported for the applicable period. Potentially dilutive common stock equivalents primarily consist of employee stock options and restricted stock units. Unallocated common shares held by the ESOP are not included in the weighted average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released to plan participants.  Note 3 provides more information related to earnings per share.

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

	As of December 31,
Accumulated Other Comprehensive Loss By Component:	2019	2018
Unrealized loss for pension and other postretirement obligations	$(3,677)	$(4,266)
Tax effect	960	1,114
Net unrealized loss for pension and other postretirement obligations	(2,717)	(3,152)
Unrealized loss on available-for-sale securities	(293)	(3,833)
Tax effect	77	1,001
Net unrealized loss on available-for-sale securities	(216)	(2,832)
Unrealized loss on securities transferred to held-to-maturity	(54)	(82)
Tax effect	16	24
Net unrealized loss on securities transferred to held-to-maturity	(38)	(58)
Accumulated other comprehensive loss	$(2,971)	$(6,042)

Reclassifications

Certain amounts in the 2018 consolidated financial statements have been reclassified to conform to the current year presentation.  These reclassifications had no effect on net income as previously reported.

NOTE 2:  NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) and, to a lesser extent, other authoritative rulemaking bodies promulgate GAAP to regulate the standards of accounting in the United States.  From time to time, the FASB issues new GAAP standards, known as Accounting Standards Updates (“ASUs”) some of which, upon adoption, may have the potential to change the way in which the Company recognizes or reports within its consolidated financial statements.  The following presentation provides a description of standards that were adopted in 2019 and standards not yet adopted as of December 31, 2019, but could have an impact on the Company's consolidated financial statements upon adoption.

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

Standards Not Yet Adopted as of December 31, 2019

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

Required Date of Implementation:  January 1, 2023 (early adoption permitted as of January 1, 2019).

Effect on Consolidated Financial Statements:  The Company is assessing the new guidance to determine what modifications to existing credit estimation processes may be required. The new guidance is complex and management is still evaluating the preliminary output from models that have been developed during this evaluative phase. In addition, future levels of allowances will also reflect new requirements to include estimated credit losses on investment securities classified as held-to-maturity, if any.  The Company has formed an Implementation Committee, whose membership includes representatives of senior management, to develop plans that will encompass: (1) internal methodology changes (2) data collection and management activities, (3) internal communication requirements, and (4) estimation of the projected impact of this guidance.  It has been generally assumed that the conversion from the incurred loss model, required under current GAAP, to the CECL methodology will, more likely than not, result in increases to the allowances for credit losses at many financial institutions.  However, the amount of any change in the allowance for credit losses resulting from the new guidance will ultimately be impacted by the provisions of this guidance as well as by the loan and debt security portfolios composition and asset quality at the adoption date, and economic conditions and forecasts at the time of adoption. The amendments in this Update should be applied on a modified retrospective basis by means of a cumulative-effect adjustment to the opening retained earnings balance in the statement of financial position as of the date that an entity adopted the amendments in Update 2016-13.

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

____

Standard: Investments (ASU 2020-01- Equity Securities [Topic 321], Investments—Equity Method and Joint Ventures [Topic 323], and Derivatives and Hedging [Topic 815]—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815)

Description: The amendments in this Update clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815.   The amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendments clarify that for the purpose of applying paragraph 815-10-15-141(a) an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option in accordance with the financial instruments guidance in Topic 825. An entity also would evaluate the remaining characteristics in paragraph 815-10-15-141 to determine the accounting for those forward contracts and purchased options.

Required Date of Implementation: The amendments in this ASU are effective for fiscal years ending after December 15, 2020, for public business entities and for fiscal years ending after December 15, 2021, for all other entities. Early adoption is permitted for all entities.

Effect on Consolidated Financial Statements:  The amendments in this Update should be applied prospectively.  The Company does not expect the new guidance will have a material impact to its consolidated statements of condition or income.

____

Standard: Income Taxes (ASU 2019-12- Simplifying the Accounting for Income Taxes)

Description: The FASB Board is issuing this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The specific areas of potential simplification in this Update were submitted by stakeholders as part of the Simplification Initiative.

The amendments in this Update simplify the accounting for income taxes by removing the following exceptions:

1.

Exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income)

2.	Exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment
3.	Exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary
4.	Exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year.

The amendments in this Update also simplify the accounting for income taxes by doing the following:

1.	Requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax.
2.

Requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction.

3.

Specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements. However, an entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority.

4.	Requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date.
5.	Making minor Codification improvements for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method.

Required Date of Implementation: The amendments in this ASU are effective for fiscal years ending after December 15, 2020, for public business entities and for fiscal years ending after December 15, 2021, for all other entities. Early adoption of the amendments is permitted, including adoption in any interim period for (1) public business entities for periods for which financial statements have not yet been issued and (2) all other entities for periods for which financial statements have not yet been made available for issuance. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period.

Effect on Consolidated Financial Statements:  The amendments in this Update related to separate financial statements of legal entities that are not subject to tax should be applied on a retrospective basis for all periods presented. The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments related to franchise taxes that are partially based on income should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments should be applied on a prospective basis.  The Company does not expect the new guidance will have a material impact to its consolidated statements of condition or income.

____

Standard: Financial Instruments—Credit Losses (ASU 2019-11- Codification Improvements to Topic 326)

Description: On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced an expected credit loss model for the impairment of financial assets measured at amortized cost basis. That model replaces the probable, incurred loss model for those assets. Through the amendments in that Update, the Board added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification.  The Board has an ongoing project on its agenda for improving the Codification or correcting its unintended application. The items addressed in that project generally are not expected to have a significant effect on current accounting practice or create a significant administrative cost for most entities. The amendments in this Update are similar to those items. However, the Board decided to issue a separate Update for improvements to the amendments in Update 2016-13 to increase stakeholder awareness of those amendments and to expedite the improvement process. The amendments include items brought to the Board's attention by stakeholders.

The amendments in this Update clarify or address stakeholders' specific issues about certain aspects of the amendments in Update 2016-13 as described below:

1.

Expected Recoveries for Purchased Financial Assets with Credit Deterioration (PCDs):  The amendments clarify that the allowance for credit losses for PCD assets should include in the allowance for credit losses expected recoveries of amounts previously written off and expected to be written off by the entity and should not exceed the aggregate of amounts of the amortized cost basis previously written off and expected to be written off by an entity.  In addition, the amendments clarify that when a method other than a discounted cash flow method is used to estimate expected credit losses, expected recoveries should not include any amounts that result in an acceleration of the noncredit discount. An entity may include increases in expected cash flows after acquisition.

2.

Transition Relief for Troubled Debt Restructurings (TDRs) :  The amendments provide transition relief by permitting entities an accounting policy election to adjust the effective interest rate on existing TDRs using prepayment assumptions on the date of adoption of Topic 326 rather than the prepayment assumptions in effect immediately before the restructuring.

3.

Disclosures Related to Accrued Interest Receivables: The amendments extend the disclosure relief for accrued interest receivable balances to additional relevant disclosures involving amortized cost basis.

4.

Financial Assets Secured by Collateral Maintenance Provisions: The amendments clarify that an entity should assess whether it reasonably expects the borrower will be able to continually replenish collateral securing the financial asset to apply the practical expedient.  The amendments clarify that an entity applying the practical expedient should estimate expected credit losses for any difference between the amount of the amortized cost basis that is greater than the fair value of the collateral securing the financial asset (that is, the unsecured portion of the amortized cost basis). An entity may determine that the expectation of nonpayment for the amount of the amortized cost basis equal to the fair value of the collateral securing the financial asset is zero.

5.

Conforming Amendment to Subtopic 805-20: The amendment to Subtopic 805-20, Business Combinations—Identifiable Assets and Liabilities, and Any Noncontrolling Interest, clarifies the guidance by removing the cross-reference to Subtopic 310-30 in paragraph 805-20-50-1 and replacing it with a cross-reference to the guidance on PCD assets in Subtopic 326-20.

Required Date of Implementation:  January 1, 2023 (early adoption permitted as of January 1, 2019.  The effective dates and transition requirements for the amendments are the same as the effective dates and transition requirements in Update 2016-13.

Effect on Consolidated Financial Statements:  The Company is assessing the new guidance to determine what modifications to existing credit estimation processes may be required. The new guidance is complex and management is still evaluating the preliminary output from models that have been developed during this evaluative phase.    In addition, future levels of allowances will also reflect new requirements to include estimated credit losses on investment securities classified as held-to-maturity, if any.  The Company has formed an Implementation Committee, whose membership includes representatives of senior management, to develop plans that will encompass: (1) internal methodology changes (2) data collection and management activities, (3) internal communication requirements, and (4) estimation of the projected impact of this guidance.  It has been generally assumed that the conversion from the incurred loss model, required under current GAAP, to the CECL methodology will, more likely than not, result in increases to the allowances for credit losses at many financial institutions.  However, the amount of any change in the allowance for credit losses resulting from the new guidance will ultimately be impacted by the provisions of this guidance as well as by the loan and debt security portfolios composition and asset quality at the adoption date, and economic conditions and forecasts at the time of adoption. The amendments in this Update should be applied on a modified retrospective basis by means of a cumulative-effect adjustment to the opening retained earnings balance in the statement of financial position as of the date that an entity adopted the amendments in Update 2016-13.

NOTE 3:  EARNINGS PER SHARE

The Company entered into a securities purchase agreement with Castle Creek Capital Partners VII, L.P. on May 8, 2019, pursuant to which the Company sold: (i) 37,700 shares of the Company’s common stock, par value $0.01 per share, at a purchase price of $14.25 per share; (ii) 1,155,283 shares of a new series of preferred stock, Series B convertible perpetual preferred stock, par value $0.01 per share, at a purchase price of $14.25 per share; and (iii) a warrant, with an approximate fair value of $373,000, to purchase 125,000 shares of common stock at an exercise price equal to $14.25 per share, in a Private Placement transaction for gross proceeds of approximately $17.0 million.  As a result of the securities purchase agreement, the Company has common stock, preferred stock and a warrant that are all eligible to participate in dividends equal to the common stock dividends on a per share basis. Securities that participate in dividends, such as the Company’s preferred stock and warrant, are considered “participating securities.”  The Company calculates net income available to common shareholders using the two-class method required for capital structures that include participating securities.

In applying the two-class method for the year ended December 31, 2019, basic net income per share was calculated by dividing net income (less any dividends on participating securities) by the weighted average number of shares of common stock and participating securities outstanding for the period. Diluted earnings per share may include the additional effect of other securities, if dilutive, in which case the dilutive effect of such securities is calculated by applying either the two-class method or the Treasury Stock method to the assumed exercise or vesting of potentially dilutive common shares.  The method yielding the more dilutive result is ultimately reported for the applicable period. Potentially dilutive common stock equivalents primarily consist of employee stock options and restricted stock units. Unallocated common shares held by the ESOP are not included in the weighted average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released to plan participants.

Basic earnings per share for the year ended December 31, 2018 was calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Net income available to common shareholders is net income to Pathfinder Bancorp, Inc. less the total of preferred dividends declared, if any.  Diluted earnings per share include the potential dilutive effect that could occur upon the assumed exercise of issued stock options using the Treasury Stock method.  Unallocated common shares held by the ESOP are not included in the weighted average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released to plan participants.

Anti-dilutive shares are common stock equivalents with average exercise prices in excess of the weighted average market price for the period presented.  Anti-dilutive stock options, not included in the computation below, were -0- for the years ended 2019 and 2018.

The following table sets forth the calculation of basic and diluted earnings per share.

	Years ended
	December 31,
(In thousands, except per share data)	2019	2018
Net income attributable to Pathfinder Bancorp, Inc.	$4,276	$4,031
Convertible preferred stock dividends	208	-
Warrant dividends	23	-
Undistributed earnings allocated to participating securities	467	-
Net income available to common shareholders	$3,578	$4,031

Basic weighted average common shares outstanding	4,464	4,171
Effect of assumed exercise of stock options and unvested restricted stock units	-	95
Diluted weighted average common shares outstanding	4,464	4,266

Basic earnings per common share	$0.80	$0.97
Diluted earnings per common share	$0.80	$0.94

NOTE 4: INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized as follows:

	December 31, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$16,850	$-	$(30)	$16,820
State and political subdivisions	1,735	1	-	1,736
Corporate	12,347	230	(23)	12,554
Asset backed securities	13,190	61	(19)	13,232
Residential mortgage-backed - US agency	19,012	56	(88)	18,980
Collateralized mortgage obligations - US agency	31,320	35	(570)	30,785
Collateralized mortgage obligations - Private label	16,767	97	(43)	16,821
Total	111,221	480	(773)	110,928
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$111,427	$480	$(773)	$111,134

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$1,998	$2	$-	$2,000
State and political subdivisions	8,534	124	(4)	8,654
Corporate	25,779	584	(29)	26,334
Asset backed securities	23,099	101	(115)	23,085
Residential mortgage-backed - US agency	13,715	247	(3)	13,959
Collateralized mortgage obligations - US agency	19,607	300	(29)	19,878
Collateralized mortgage obligations - Private label	30,256	35	(53)	30,238
Total held-to-maturity	$122,988	$1,393	$(233)	$124,148

	December 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$17,171	$18	$(158)	$17,031
State and political subdivisions	23,661	6	(602)	23,065
Corporate	17,389	220	(409)	17,200
Asset backed securities	18,243	13	(137)	18,119
Residential mortgage-backed - US agency	32,409	34	(777)	31,666
Collateralized mortgage obligations - US agency	48,101	31	(1,691)	46,441
Collateralized mortgage obligations - Private label	24,317	17	(398)	23,936
Total	181,291	339	(4,172)	177,458
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$181,497	$339	$(4,172)	$177,664
Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$3,987	$-	$(35)	$3,952
State and political subdivisions	5,089	22	(84)	5,027
Corporate	9,924	4	(182)	9,746
Asset backed securities	1,509	-	(13)	1,496
Residential mortgage-backed - US agency	11,601	124	(47)	11,678
Collateralized mortgage obligations - US agency	13,972	93	(13)	14,052
Collateralized mortgage obligations - Private label	7,826	17	(25)	7,818
Total held-to-maturity	$53,908	$260	$(399)	$53,769

The majority of the Company’s investments in mortgage-backed securities include pass-through securities and collateralized mortgage obligations issued and guaranteed by Fannie Mae, Freddie Mac, and Ginnie Mae.  At December 31, 2019, the Company also held a total of 33 private-label mortgage-backed securities or collateralized mortgage obligations with an aggregate book balance of $47.0 million and 23  private-label asset backed securities collateralized by consumer loans with an aggregate book balance of $36.3 million.  At December 31, 2018, the Company held a total of 21 private-label mortgage-backed securities or collateralized mortgage obligations with an aggregate book balance of $32.1 million and 14 private-label asset backed securities collateralized by consumer loans with an aggregate book balance of $19.8 million.  These investments are relatively short-duration securities with significant credit enhancements.  The Company’s investments in state and political obligation securities are generally municipal obligations that are categorized as general obligations of the issuer that are supported by the overall taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are generally supported by state administered insurance funds or credit enhancement programs.

The amortized cost and estimated fair value of debt investments at December 31, 2019 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$10,252	$10,250	$1,308	$1,312
Due after one year through five years	11,452	11,620	24,674	24,947
Due after five years through ten years	15,809	15,854	17,540	17,945
Due after ten years	6,609	6,618	15,888	15,869
Sub-total	44,122	44,342	59,410	60,073
Residential mortgage-backed - US agency	19,012	18,980	13,715	13,959
Collateralized mortgage obligations - US agency	31,320	30,785	19,607	19,878
Collateralized mortgage obligations - Private label	16,767	16,821	30,256	30,238
Totals	$111,221	$110,928	$122,988	$124,148

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, is as follows:

	December 31, 2019
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	4	$(30)	$16,820	-	$-	$-	4	$(30)	$16,820
Corporate	1	(23)	786	-	-	-	1	(23)	786
Asset backed securities	3	(7)	5,211	1	(12)	594	4	(19)	5,805
Residential mortgage-backed - US agency	10	(77)	10,709	4	(11)	2,543	14	(88)	13,252
Collateralized mortgage obligations - US agency	10	(67)	15,791	10	(503)	10,034	20	(570)	25,825
Collateralized mortgage obligations - Private label	2	(7)	3,818	5	(36)	3,959	7	(43)	7,777
Totals	30	$(211)	$53,135	20	$(562)	$17,130	50	$(773)	$70,265
Held-to-Maturity Portfolio
State and political subdivisions	1	$(4)	3,027	-	$-	-	1	$(4)	3,027
Corporate	2	(29)	2,974	-	-	-	2	(29)	2,974
Asset backed securities	6	(115)	11,091	-	-	-	6	(115)	11,091
Residential mortgage-backed - US agency	-	-	-	1	(3)	198	1	(3)	198
Collateralized mortgage obligations - US agency	2	(29)	4,907	-	-	-	2	(29)	4,907
Collateralized mortgage obligations - Private label	6	(49)	9,396	2	(4)	1,132	8	(53)	10,528
Totals	17	$(226)	$31,395	3	$(7)	$1,330	20	$(233)	$32,725

	December 31, 2018
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	1	$(22)	$977	2	$(136)	$12,017	3	$(158)	$12,994
State and political subdivisions	5	(76)	5,213	26	(526)	14,206	31	(602)	19,419
Corporate	10	(137)	8,266	4	(272)	3,374	14	(409)	11,640
Asset backed securities	7	(91)	10,470	2	(46)	3,059	9	(137)	13,529
Residential mortgage-backed - US agency	6	(83)	3,519	21	(694)	24,154	27	(777)	27,673
Collateralized mortgage obligations - US agency	3	(98)	2,792	28	(1,593)	35,765	31	(1,691)	38,557
Collateralized mortgage obligations - Private label	7	(275)	14,011	5	(123)	5,907	12	(398)	19,918
Totals	39	$(782)	$45,248	88	$(3,390)	$98,482	127	$(4,172)	$143,730
Held-to-Maturity Portfolio
US Treasury, agencies and GSE's	1	$(8)	$982	3	$(27)	$2,970	4	$(35)	$3,952
State and political subdivisions	-	-	-	6	(84)	2,310	6	(84)	2,310
Corporate	4	(41)	3,214	2	(141)	2,507	6	(182)	5,721
Asset backed securities	1	(13)	1,496	-	-	-	1	(13)	1,496
Residential mortgage-backed - US agency	3	(8)	1,447	2	(39)	1,769	5	(47)	3,216
Collateralized mortgage obligations - US agency	4	(13)	3,972	-	-	-	4	(13)	3,972
Collateralized mortgage obligations - Private label	-	-	-	2	(25)	1,874	2	(25)	1,874
Totals	13	$(83)	$11,111	15	$(316)	$11,430	28	$(399)	$22,541

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

Management does not believe any individual unrealized loss in other securities within the portfolio as of December 31, 2019 represents OTTI.  There were a total of 20 securities classified as available-for-sale and 3 securities classified as held-to-maturity that were in an unrealized loss position for 12 months or longer at December 31, 2019.  Each security which has been in an unrealized loss position for 12 months or more has been analyzed and is not considered to be impaired.  These securities have unrealized losses primarily due to changes in general interest rates that occurred since the securities were acquired or due to changes in certain assumptions related to the securities’ such as the timing of projected prepayment activity.  Of the 23 securities in an unrealized loss position for 12 months or more at December 31, 2019, 15 securities, representing 69.8% of the amortized cost of the total securities in an unrealized loss position for 12 months or more, are issued by United States agencies or government sponsored enterprises and consist of mortgage-backed securities, collateralized mortgage obligations and direct agency financings.  These positions in US government agency and government-sponsored enterprises are deemed to have no credit impairment, thus, the disclosed unrealized losses relate primarily to changes in interest rates subsequent to the acquisition of the individual securities.  In addition to these securities, the Company held the following issuances that were in an unrealized loss position for 12 or more months at December 31, 2019:

One privately-issued asset-backed security, categorized as available-for-sale, with an amortized historical cost of $606,000 and a fair value of $594,000 (unrealized loss of $12,000, or 2.06%).  This security maintains a credit rating established by one or more NRSRO above the minimum level required to be considered as investment grade and therefore, no credit-related OTTI is deemed to be present.

Five privately-issued collateralized mortgage obligation securities, categorized as available-for-sale, with an aggregate amortized historical cost of $3.9 million and an aggregate fair value of $3.9 million (aggregate unrealized loss of $36,000, or 0.92%).  These securities were not rated at the time of their issuances by any NRSRO but each security remains significantly collateralized through subordination.  Therefore, no credit-related OTTI is deemed to be present.

Two privately-issued collateralized mortgage obligation securities, categorized as held-to-maturity, with aggregate amortized historical cost of $1.1 million and an aggregate fair value of $1.1 million (aggregate unrealized loss of $4,000, or 0.35%).  These securities were not rated at the time of their issuance by any NRSRO but each security remains significantly collateralized through subordination. Therefore, no credit-related OTTI is deemed to be present.

The Company does not intend to sell any of the securities in an unrealized loss position for 12 or months nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

Proceeds of $103.0 million and $35.6 million, respectively on sales and redemptions of securities for the years ended December 31 resulted in gross realized gains (losses) detailed below:

(In thousands)	2019	2018
Realized gains on investments	$707	$242
Realized losses on investments	(378)	(424)
	$329	$(182)

As of December 31, 2019 and December 31, 2018, securities with a fair value of $92.4 million and $69.8 million, respectively, were pledged to collateralize certain municipal deposit relationships.  As of the same dates, securities with a fair value of $21.3 million and $19.5 million were pledged against certain borrowing arrangements.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages.  The Company is not in the practice of investing in, or originating, these types of investments or loans.

NOTE 5: LOANS

Major classifications of loans are as follows:

	December 31,	December 31,
(In thousands)	2019	2018
Residential mortgage loans:
1-4 family first-lien residential mortgages	$209,559	$232,523
Construction	3,963	7,121
Loans held-for-sale (1)	35,790	-
Total residential mortgage loans	249,312	239,644

Commercial loans:
Real estate	254,257	212,314
Lines of credit	58,617	44,235
Other commercial and industrial	82,092	63,359
Tax exempt loans	8,067	9,320
Total commercial loans	403,033	329,228

Consumer loans:
Home equity and junior liens	46,389	26,109
Other consumer	82,607	25,424
Total consumer loans	128,996	51,533

Total loans	781,341	620,405
Net deferred loan fees	110	(135)
Less allowance for loan losses	(8,669)	(7,306)
Loans receivable, net	$772,782	$612,964

(1)

Based on ASC 948, Mortgage Banking, loans shall be classified as held-for-sale once a decision has been made to sell the loans and shall be transferred to the held-for-sale category at lower of cost or fair value.  The loans under contract to be sold had a principal balance of $35.8 million and net deferred fees of $146,000 at December 31, 2019.  These loans were transferred at their amortized cost of $35.9 million as of December 31, 2019, as the fair value of these loans was greater than the amortized cost.

The Bank may occasionally purchase or fund loan participation interests in commercial real estate that are outside of its primary market areas, however, the Bank almost exclusively originates residential mortgage, commercial business, and consumer loans to customers throughout Oswego, NY and Onondaga, NY and the surrounding counties. The Company has what management considers to be a well-diversified loan portfolio.  However, a substantial portion of its borrowers’ abilities to honor their contracts is dependent upon the counties’ general employment and economic conditions.

In addition, the Bank will, from time to time, purchase aggregated pools of homogenous consumer or commercial business loans from unaffiliated third parties.  These purchases are made primarily as an alternative to investment in debt securities. The following summarizes the Bank’s positions in these acquisitions at December 31, 2019 and December 31, 2018:

The Bank acquired $15.6 million, $10.2 million and $24.6 million of loans originated by an unrelated financial institution, located outside of the Bank’s market area, in January 2017, April 2017, and March 2019, respectively. The acquired loan pools represented a 90% participating interest in a total of 2,283 loans secured by liens on automobiles with original maturities ranging primarily from two to six years. These loans will be serviced through their respective maturities by the originating financial institution. At December 31, 2019 and December 31, 2018, there were 1,657 loans outstanding with a remaining carrying value of $27.2 million, and 909 loans outstanding with a remaining outstanding carrying value of $13.3 million, respectively. The unamortized premium included in the carrying value At December 31, 2019 and December 31, 2018 was $930,000 and $534,000, respectively.  Since the acquisition of these loan pools, a total of 29 loans had cumulative net charge-offs totaling $196,000 with $77,000 in net charge-offs occurring in the twelve months ended December 31, 2019.

The Bank acquired a $5.0 million pool of consumer loans and $5.0 million pool of commercial and industrial loans originated by an unrelated financial institution, located outside of the Bank’s market area, in June 2019.  In December 2019, the Bank acquired an additional $1.8 million in commercial and industrial loans and $392,000 of consumer loans from the same institution.  The acquired loan pools represented a 100% interest in a total of 89 unsecured consumer loans and a total of 43 commercial and industrial loans.  These loans have maturities ranging primarily from four to ten years. At December 31, 2019 there were 87 unsecured consumer loans outstanding with a remaining outstanding carrying value of $5.0 million and 43 commercial and industrial loans outstanding with a remaining outstanding carrying value of $6.6 million.  These loans have no unamortized premium or discount included in the carrying value.  No charge-offs have occurred since the acquisition of these loan pools.

The Bank acquired a $21.9 million pool of home equity lines of credit originated by an unrelated financial technology company, located outside of the Bank’s market area, in August 2019.  The acquired loan pool represented a 100% interest in a total of 395 secured home equity lines of credit.  These lines of credit have maturities ranging primarily from four to thirty years. These lines of credit will be serviced through their respective maturities by the originating financial technology company.  At December 31, 2019, there were 376 secured home equity lines of credit outstanding with a remaining outstanding carrying value of $20.1 million.  The unamortized premium included in the carrying value at December 31, 2019 was $390,000.  No charge-offs have occurred since the acquisition of these loan pools.

The Bank acquired a $26.6 million pool of unsecured consumer loans originated by an unrelated financial technology company, located outside of the Bank’s market area, in November 2019.  The acquired loan pool represents a 59.2% interest in a total of 2,787 unsecured consumer loans.  These loans have maturities ranging primarily from three to five years. These loans will be serviced through their respective maturities by the originating unrelated financial technology company.  At December 31, 2019, there were 2,768 unsecured consumer loans outstanding with a remaining outstanding carrying value of $25.8 million.  The unamortized premium included in the carrying value at December 31, 2019 was $114.000.  No charge-offs have occurred since the acquisition of these loan pools.

The Bank acquired a $10.3 million pool of unsecured consumer loans originated by an unrelated financial technology company, located outside of the Bank’s market area, in December 2019.  The acquired loan pool represents a 100% interest in a total of 4,259 unsecured consumer loans.  These loans have maturities ranging primarily from less than one year to three to seven years. These loans will be serviced through their respective maturities by the originating unrelated financial technology company.  At December 31, 2019, there were 4,259 unsecured consumer loans outstanding with a remaining outstanding carrying value of $10.3 million.  The unamortized premium included in the carrying value at December 31, 2019 was $245,000.  No charge-offs have occurred since the acquisition of these loan pools.

The Bank acquired a $2.1 million pool of secured first lien residential mortgages originated by an unrelated non-profit housing and community development organization, located within the Bank’s market area, in December 2019.  The acquired loan pool represents a 100% interest in a total of 25 secured first lien residential mortgages.  These loans have maturities ranging primarily from 22 to 24 years. These loans will be serviced through their respective maturities by the unrelated non-profit housing and community development organization.  At December 31, 2019, there were 25 unsecured consumer loans outstanding with a remaining outstanding carrying value of $2.1 million.  The unamortized premium included in the carrying value at December 31, 2019 was $135,000.  No charge-offs have occurred since the acquisition of these loan pools.

As of December 31, 2019 and December 31, 2018, residential mortgage loans with a carrying value of $136.9 million and $154.9 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

Loan Origination / Risk Management

The Company has lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk.  Management and the board of directors reviews and approves these policies and procedures on a regular basis.  A reporting system supplements the review process by frequently providing management with reports related to loan production, loan quality, loan delinquencies, nonperforming and potential problem loans.  Diversification in the loan portfolio is also a means of managing risk associated with fluctuations in economic conditions.   Homogenous pools of purchased loans are subject to substantial prepurchase analyses led by a team of the Bank’s senior executives and credit analysts.  In each case, the Bank’s analytical processes consider the types of loans being evaluated, the underwriting criteria employed by the originating entity, the historical performance of such loans, especially in the most recent deeply recessionary environments, the collateral enhancements and other credit loss mitigation factors offered by the seller and the capabilities and financial stability of the servicing entities involved.  From a credit risk perspective, these loan pools also benefit from broad diversification, including wide geographic dispersion, the readily-verifiable historical performance of similar loans issued by the originators, as well as the overall experience and skill of the underwriters and servicing entities involved as counterparties to the Bank in these transactions.  The performance of all purchased loan pools are monitored regularly from detailed reports and remittance reconciliations provided at least monthly by the servicing entities.

Risk Characteristics of Portfolio Segments

Each portfolio segment generally carries its own unique risk characteristics.

The residential mortgage loan segment is impacted by general economic conditions, unemployment rates in the Bank’s service area, real estate values and the forward expectation of improvement or deterioration in economic conditions.  First and second lien residential mortgages, acquired via purchase are impacted by general economic conditions, unemployment rates in the general areas in which the loan collateral is located, real estate values in those areas and the forward expectation of improvement or deterioration in economic conditions.

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

Real estate loans, including residential mortgages, commercial real estate loans and home equity, comprise 70% of the portfolio in 2019, similar to the composition in 2018, where such loans represented 77% of total loans.  Loans secured by real estate generally provide strong collateral protection and thus significantly reduce the inherent credit risk in the portfolio.

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

The following table presents the segments and classes of the loan portfolio summarized by the aggregate pass rating and the criticized and classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system:

	As of December 31, 2019
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$205,554	$1,093	$1,731	$1,181	$209,559
Construction	3,963	-	-	-	3,963
Loans held-for-sale	35,790	-	-	-	35,790
Total residential mortgage loans	245,307	1,093	1,731	1,181	249,312
Commercial loans:
Real estate	238,288	12,473	3,194	302	254,257
Lines of credit	50,396	7,945	276	-	58,617
Other commercial and industrial	72,653	8,473	923	43	82,092
Tax exempt loans	8,067	-	-	-	8,067
Total commercial loans	369,404	28,891	4,393	345	403,033
Consumer loans:
Home equity and junior liens	45,414	191	477	307	46,389
Other consumer	82,252	167	188	-	82,607
Total consumer loans	127,666	358	665	307	128,996
Total loans	$742,377	$30,342	$6,789	$1,833	$781,341

	As of December 31, 2018
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$228,563	$999	$1,190	$1,771	$232,523
Construction	7,121	-	-	-	7,121
Total residential mortgage loans	235,684	999	1,190	1,771	239,644
Commercial loans:
Real estate	201,997	8,299	1,947	71	212,314
Lines of credit	42,489	1,491	233	22	44,235
Other commercial and industrial	59,344	3,268	612	135	63,359
Tax exempt loans	9,320	-	-	-	9,320
Total commercial loans	313,150	13,058	2,792	228	329,228
Consumer loans:
Home equity and junior liens	25,706	144	173	86	26,109
Other consumer	25,294	95	35	-	25,424
Total consumer loans	51,000	239	208	86	51,533
Total loans	$599,834	$14,296	$4,190	$2,085	$620,405

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

An age analysis of past due loans, not including net deferred loan costs, segregated by portfolio segment and class of loans, for the years ended December 31, are detailed in the following tables:

	As of December 31, 2019
	30-59 Days	60-89 Days	90 Days
	Past Due	Past Due	and	Total		Total Loans
(In thousands)	and Accruing	and Accruing	Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$947	$744	$1,613	$3,304	$206,255	$209,559
Construction	-	-	-	-	3,963	3,963
Loans held-for-sale	-	-	-	-	35,790	35,790
Total residential mortgage loans	947	744	1,613	3,304	246,008	249,312
Commercial loans:
Real estate	953	100	2,271	3,324	250,933	254,257
Lines of credit	4,464	25	68	4,557	54,060	58,617
Other commercial and industrial	2,747	315	591	3,653	78,439	82,092
Tax exempt loans	-	-	-	-	8,067	8,067
Total commercial loans	8,164	440	2,930	11,534	391,499	403,033
Consumer loans:
Home equity and junior liens	315	130	480	925	45,464	46,389
Other consumer	335	50	151	536	82,071	82,607
Total consumer loans	650	180	631	1,461	127,535	128,996
Total loans	$9,761	$1,364	$5,174	$16,299	$765,042	$781,341

	As of December 31, 2018
	30-59 Days	60-89 Days	90 Days
	Past Due	Past Due	and	Total		Total Loans
(In thousands)	and Accruing	and Accruing	Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,507	$505	$1,176	$3,188	$229,335	$232,523
Construction	-	-	-	-	7,121	7,121
Total residential mortgage loans	1,507	505	1,176	3,188	236,456	239,644
Commercial loans:
Real estate	4,261	364	323	4,948	207,366	212,314
Lines of credit	1,033	111	22	1,166	43,069	44,235
Other commercial and industrial	814	44	387	1,245	62,114	63,359
Tax exempt loans	-	-	-	-	9,320	9,320
Total commercial loans	6,108	519	732	7,359	321,869	329,228
Consumer loans:
Home equity and junior liens	247	6	35	288	25,821	26,109
Other consumer	226	65	107	398	25,026	25,424
Total consumer loans	473	71	142	686	50,847	51,533
Total loans	$8,088	$1,095	$2,050	$11,233	$609,172	$620,405

Year-end nonaccrual loans, segregated by class of loan, were as follows:

	December 31,	December 31,
(In thousands)	2019	2018
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,613	$1,176
Total residential mortgage loans	1,613	1,176
Commercial loans:
Real estate	2,343	415
Lines of credit	68	28
Other commercial and industrial	591	387
Total commercial loans	3,002	830
Consumer loans:
Home equity and junior liens	480	35
Other consumer	151	107
Total consumer loans	631	142
Total nonaccrual loans	$5,246	$2,148

There were no loans past due ninety days or more and still accruing interest at December 31, 2019 or 2018.

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

The table below details loans that had been modified as TDRs for the year ended December 31, 2019.

	For the year ended December 31, 2019
(In thousands)	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Additional provision for loan losses
Residential real estate loans	1	$205	$250	$-

The TDR evaluated for impairment for the twelve months ended December 31, 2019 has been classified as a TDR due to economic concessions granted, which consisted of additional funds advanced without associated increases in collateral and an extended maturity date that will result in a delay in payment from the original contractual maturity.

The table below details loans that have been modified as TDRs for the year ended December 31, 2018.

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

The Company had no loans that had been modified as TDRs during the twelve months prior to December 31, 2019, which had subsequently defaulted during the year ended December 31, 2019.

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

Impaired Loans

The following table summarizes impaired loans information by portfolio class:

	December 31, 2019			December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$1,027	$1,027	$-	$1,221	$1,226	$-
Commercial real estate	3,996	4,067	-	2,387	2,448	-
Commercial lines of credit	86	86	-	228	228	-
Other commercial and industrial	69	77	-	451	452	-
Home equity and junior liens	40	40	-	-	-	-
Other consumer	55	55	-	-	-	-

With an allowance recorded:
1-4 family first-lien residential mortgages	584	584	97	606	606	108
Commercial real estate	450	450	78	486	486	100
Commercial lines of credit	98	98	98	28	28	28
Other commercial and industrial	866	866	406	373	373	255
Home equity and junior liens	180	180	150	207	207	140
Other consumer	36	36	1	-	-	-

Total:
1-4 family first-lien residential mortgages	1,611	1,611	97	1,827	1,832	108
Commercial real estate	4,446	4,517	78	2,873	2,934	100
Commercial lines of credit	184	184	98	256	256	28
Other commercial and industrial	935	943	406	824	825	255
Home equity and junior liens	220	220	150	207	207	140
Other consumer	91	91	1	-	-	-
Totals	$7,487	$7,566	$830	$5,987	$6,054	$631

The following table presents the average recorded investment in impaired loans for years ended December 31:

(In thousands)	2019	2018
1-4 family first-lien residential mortgages	$1,622	$1,842
Commercial real estate	3,868	4,555
Commercial lines of credit	295	343
Other commercial and industrial	1,015	965
Home equity and junior liens	220	224
Other consumer	76	-
Total	$7,096	$7,929

The following table presents the cash basis interest income recognized on impaired loans for the years ended December 31:

(In thousands)	2019	2018
1-4 family first-lien residential mortgages	$62	$61
Commercial real estate	190	175
Commercial lines of credit	16	28
Other commercial and industrial	66	38
Home equity and junior liens	11	12
Other consumer	7	-
Total	$352	$314

NOTE 6: ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31, 2019 and 2018 and information pertaining to the allocation of the allowance for loan losses and balances of the allowance for loan losses and loans receivable based on individual and collective impairment evaluation by loan portfolio class at the indicated dates are summarized in the tables below.  An allocation of a portion of the allowance to a given portfolio class does not limit the Company’s ability to absorb losses in another portfolio class.

	December 31, 2019
	1-4 family
	first-lien				Other
	residential		Commercial	Commercial	commercial
(In thousands)	mortgage	Construction	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$766	$-	$3,578	$730	$1,285
Charge-offs	(11)	-	-	(136)	(158)
Recoveries	2	-	-	-	1
Provisions (credits)	(177)	-	432	601	517
Ending balance	$580	$-	$4,010	$1,195	$1,645
Ending balance: related to loans individually evaluated for impairment	$97	$-	$78	$98	$406
Ending balance: related to loans collectively evaluated for impairment	$483	$-	$3,932	$1,097	$1,239
Loans receivables:
Ending balance	$209,559	$3,963	$254,257	$58,617	$82,092
Ending balance: individually evaluated for impairment	$1,611	$-	$4,446	$184	$935
Ending balance: collectively evaluated for impairment	$207,948	$3,963	$249,811	$58,433	$81,157

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated (1)	Total
Allowance for loan losses:
Beginning Balance	$1	$409	$385	$152	$7,306
Charge-offs	-	(7)	(354)	-	(666)
Recoveries	-	-	60	-	63
Provisions	-	151	322	120	1,966
Ending balance	$1	$553	$413	$272	$8,669
Ending balance: related to loans individually evaluated for impairment	$-	$150	$1	$-	$830
Ending balance: related to loans collectively evaluated for impairment	$1	$403	$412	$272	$7,839
Loans receivables:
Ending balance	$8,067	$46,389	$82,607	$35,790	$781,341
Ending balance: individually evaluated for impairment	$-	$220	$91	$-	$7,487
Ending balance: collectively evaluated for impairment	$8,067	$46,169	$82,516	$35,790	$773,854

(1) The ending balance of the loans receivable for the unallocated portion of the allowance includes loans held-for-sale.  At December 31, 2019, the Bank had loans held-for-sale with a principal balance of $35.8 million. These loans were still part of the portfolio as of December 31, 2019.  Based on ASC 948, Mortgage Banking, loans shall be classified as held-for-sale once a decision has been made to sell the loans and shall be transferred to the held-for-sale category at lower of cost or fair value.

	December 31, 2018
	1-4 family
	first-lien				Other
	residential		Commercial	Commercial	commercial
(In thousands)	mortgage	Construction	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$865	$-	$3,589	$735	$1,214
Charge-offs	(245)	-	(643)	(102)	(207)
Recoveries	21	-	-	66	-
Provisions	125	-	632	31	278
Ending balance	$766	$-	$3,578	$730	$1,285
Ending balance: related to loans individually evaluated for impairment	$108	$-	$100	$28	$255
Ending balance: related to loans collectively evaluated for impairment	$658	$-	$3,478	$702	$1,030
Loans receivables:
Ending balance	$232,523	$7,121	$212,314	$44,235	$63,359
Ending balance: individually evaluated for impairment	$1,827	$-	$2,873	$256	$824
Ending balance: collectively evaluated for impairment	$230,696	$7,121	$209,441	$43,979	$62,535

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$514	$208	$-	$7,126
Charge-offs	-	(17)	(248)	-	(1,462)
Recoveries	-	7	51	-	145
Provisions (credits)	-	(95)	374	152	1,497
Ending balance	$1	$409	$385	$152	$7,306
Ending balance: related to loans individually evaluated for impairment	$-	$140	$-	$-	$631
Ending balance: related to loans collectively evaluated for impairment	$1	$269	$385	$152	$6,675
Loans receivables:
Ending balance	$9,320	$26,109	$25,424		$620,405
Ending balance: individually evaluated for impairment	$-	$207	$-		$5,987
Ending balance: collectively evaluated for impairment	$9,320	$25,902	$25,424		$614,418

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

The allocation of the allowance for loan losses summarized on the basis of the Company’s calculation methodology was as follows:

	December 31, 2019
	1-4 family
	first-lien				Other
	residential		Commercial	Commercial	commercial
(In thousands)	mortgage	Construction	real estate	lines of credit	and industrial
Specifically reserved	$97	$-	$78	$98	$406
Historical loss rate	43	-	98	106	34
Qualitative factors	440	-	3,834	991	1,205
Total	$580	$-	$4,010	$1,195	$1,645

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$150	$1	$-	$830
Historical loss rate	-	85	167	-	533
Qualitative factors	1	318	245	-	7,034
Other	-	-	-	272	272
Total	$1	$553	$413	$272	$8,669

	December 31, 2018
	1-4 family
	first-lien				Other
	residential		Commercial	Commercial	commercial
(In thousands)	mortgage	Construction	real estate	lines of credit	and industrial
Specifically reserved	$108	$-	$100	$28	$255
Historical loss rate	87	-	85	20	24
Qualitative factors	571	-	3,393	682	1,006
Total	$766	$-	$3,578	$730	$1,285

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$140	$-	$-	$631
Historical loss rate	-	15	155	-	386
Qualitative factors	1	254	230	-	6,137
Other	-	-	-	152	152
Total	$1	$409	$385	$152	$7,306

NOTE 7: SERVICING

Loans serviced for others are not included in the accompanying consolidated statements of condition.  At December 31, 2019 and 2018, the Bank serviced 195 and 206 residential mortgage loans for others, respectively. The unpaid principal balances of mortgage loans serviced for others were $11.8 million and $11.9 million at December 31, 2019 and 2018, respectively.  The balance of capitalized servicing rights included in other assets at December 31, 2019 and 2018, was $19,000 and $16,000, respectively.

The following summarizes mortgage servicing rights capitalized and amortized:

(In thousands)	2019	2018
Mortgage servicing rights capitalized	$16	$-
Mortgage servicing rights amortized	$13	$12

NOTE 8: PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31, is as follows:

(In thousands)	2019	2018
Land	$2,268	$2,205
Buildings	17,673	16,094
Furniture, fixtures and equipment	15,936	15,029
Construction in progress	4,575	3,599
	40,452	36,927
Less: Accumulated depreciation	17,753	16,304
	$22,699	$20,623

Depreciation expense in 2019 and 2018 was $1.5 million and $1.2 million, respectively.

NOTE 9:  FORECLOSED REAL ESTATE

The Company is required to disclose the carrying amount of foreclosed residential real estate properties held at each reporting period as a result of obtaining physical possession of the property.

(Dollars in thousands)	Number of properties	December 31, 2019	Number of properties	December 31, 2018
Foreclosed residential real estate	-	$-	2	$73

At December 31, 2019 and 2018, the Company reported $341,000 and $951,000, respectively, in residential real estate loans in the process of foreclosure.

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

Of the $4.5 million of goodwill carried on the Company’s books as of December 31, 2019, $3.8 million of this amount was due to prior periods acquisitions of bank branches and $696,000 was due to the 2013 acquisition of the FitzGibbons Agency by Pathfinder Risk Management Company, Inc. and the 2015 acquisition of the Huntington Agency.

The Company is permitted to assess qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than the carrying value.  Based on the results of the assessment, management has determined that the carrying value of goodwill in the amount of $4.5 million is not impaired as of December 31, 2019.

The identifiable intangible asset of $149,000 as of December 31, 2019 was due to the acquisition of the FitzGibbons and Huntington Agencies and represents the amortized carrying amount of the customer lists intangible. The weighted average remaining amortization period of this intangible asset is 5.2 years.

The gross carrying amount and annual amortization for this identifiable intangible asset are as follows:

	December 31,
(In thousands)	2019	2018
Gross carrying amount	$243	$243
Accumulated amortization	(94)	(78)
Net amortizing intangibles	$149	$165

The estimated amortization expense for each of the five succeeding years ended December 31, is as follows:

(In thousands)
2020	$16
2021	16
2022	16
2023	16
2024	16
Thereafter	69
Total	$149

NOTE 11: DEPOSITS

A summary of deposits at December 31 is as follows:

(In thousands)	2019	2018
Savings accounts	$81,926	$80,545
Time accounts	301,193	199,598
Time accounts of $250,000 or more	120,450	77,224
Money management accounts	14,388	13,180
MMDA accounts	185,402	189,679
Demand deposit interest-bearing	64,533	57,407
Demand deposit noninterest-bearing	107,501	103,124
Mortgage escrow funds	6,500	6,303
Total Deposits	$881,893	$727,060

At December 31, 2019, the scheduled maturities of time deposits are as follows:

(In thousands)
Year of Maturity:
2020	$386,920
2021	24,456
2022	4,639
2023	2,360
2024	1,499
Thereafter	1,769
Total	$421,643

In addition to deposits obtained from its business operations within its target market areas, the Bank also obtains brokered deposits through various programs administered by Promontory Interfinancial Network and through other unaffiliated third-party financial institutions.

	At December 31,
	2019			2018
(In thousands)	Non-Brokered	Brokered	Total	Non-Brokered	Brokered	Total
Savings accounts	$81,926	$-	$81,926	$80,545	$-	$80,545
Time accounts	190,685	110,508	301,193	158,207	41,391	199,598
Time accounts of $250,000 or more	94,455	25,995	120,450	77,224	-	77,224
Money management accounts	14,388	-	14,388	13,180	-	13,180
MMDA accounts	185,356	46	185,402	189,625	54	189,679
Demand deposit interest-bearing	64,533	-	64,533	57,407	-	57,407
Demand deposit noninterest-bearing	107,501	-	107,501	103,124	-	103,124
Mortgage escrow funds	6,500	-	6,500	6,303	-	6,303
Total Deposits	$745,344	$136,549	$881,893	$685,615	$41,445	$727,060

NOTE 12: BORROWED FUNDS

The composition of borrowings (excluding subordinated loans) at December 31 is as follows:

(In thousands)	2019	2018
Short-term:
FHLB Advances	$25,138	$39,000
Total short-term borrowings	$25,138	$39,000
Long-term:
FHLB advances	$67,987	$79,534
Total long-term borrowings	$67,987	$79,534

The principal balances, interest rates and maturities of the outstanding long-term borrowings, all of which are at a fixed rate, at December 31, 2019 are as follows:

Term	Principal	Rates
(Dollars in thousands)
Advances with FHLB
Due within 1 year	$30,193	1.62 - 3.03%
Due within 2 years	25,969	1.74 - 3.10%
Due within 10 years	11,825	1.68 - 3.17%
Total advances with FHLB	$67,987
Total long-term fixed rate borrowings	$67,987

At December 31, 2019, scheduled repayments of long-term debt are as follows:

(In thousands)
2020	$30,193
2021	25,969
2022	11,000
2023	825
2024	-
Thereafter	-
Total	$67,987

The Company has access to FHLBNY advances, under which it can borrow at various terms and interest rates.  Residential mortgage loans with a carrying value of $136.9 million and FHLB stock with a carrying value of $4.8 million have been pledged by the Company under a blanket collateral agreement to secure the Company’s borrowings at December 31, 2019.  The total outstanding indebtedness under borrowing facilities with the FHLB cannot exceed the total value of the assets pledged under the blanket collateral agreement.  The Company has a $21.3 million line of credit available at December 31, 2019 with the Federal Reserve Bank of New

York through its Discount Window and has pledged various corporate and municipal securities against the line. The Company has $15.0 million in lines of credit available with two other correspondent banks. $10.0 million of that line of credit is available on an unsecured basis and the remaining $5.0 million must be collateralized with investment securities. Interest on the lines is determined at the time of borrowing.

NOTE 13: SUBORDINATED LOANS

The Company has a non-consolidated subsidiary trust, Pathfinder Statutory Trust II, of which the Company owns 100% of the common equity.  The Trust issued $5,000,000 of 30-year floating rate Company-obligated pooled capital securities of Pathfinder Statutory Trust II (“Floating-Rate Debentures”).  The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms.  The capital securities mature in 2037 and are treated as Tier 1 capital by the FDIC and FRB.  The capital securities of the trust are a pooled trust preferred fund of Preferred Term Securities VI, Ltd., whose interest rate resets quarterly, and are indexed to the 3-month LIBOR rate plus 1.65%.  These securities have a five-year call provision.  The Company paid $213,000 and $199,000 in interest expense related to this issuance in 2019 and 2018, respectively. The Company guarantees all of these securities.

The Company's equity interest in the trust subsidiary is included in other assets on the Consolidated Statements of Financial Condition at December 31, 2019 and 2018.  For regulatory reporting purposes, the Federal Reserve has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them.

On October 15, 2015, the Company executed a $10.0 million non-amortizing Subordinated Loan with an unrelated third party that is scheduled to mature on October 1, 2025. The Company has the right to prepay the Subordinated Loan at any time after October 15, 2020 without penalty. The annual interest rate charged to the Company will be 6.25% through the maturity date of the subordinated loan.  The Subordinated Loan is senior in the Company’s credit repayment hierarchy only to the Company’s common equity and, as a result, qualifies as Tier 2 capital for all future periods when applicable.  The Company paid $172,000 in origination and legal fees as part of this transaction.  These fees will be amortized over the life of the Subordinated Loan through its first call date using the effective interest method.  The effective cost of funds related to this transaction is 6.44% calculated under this method.  Accordingly, interest expense of $650,000 and $647,000 were recorded in the years ended December 31, 2019 and 2018, respectively.

The composition of subordinated loans at December 31 is as follows:

(In thousands)	2019	2018
Subordinated loans:
Junior subordinated debenture	$5,155	$5,155
Subordinated loan	9,973	9,939
Total subordinated loans	$15,128	$15,094

The principal balances, interest rates and maturities of the subordinated loans at December 31, 2019 are as follows:

Term	Principal	Rates
(Dollars in thousands)
Subordinated loans:
Due within 10 years	$9,973	6.48%
Due within 18 years	5,155	3-Month Libor + 1.65%
Total subordinated loans	$15,128

At December 31, 2019, scheduled repayments of the subordinated loans:

(In thousands)
2020	$-
2021	-
2022	-
2023	-
2024	-
Thereafter	15,128
Total	$15,128

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

The following tables set forth the changes in the plans’ benefit obligations, fair value of plan assets and the plans’ funded status as of December 31:

	Pension Benefits		Postretirement Benefits
(In thousands)	2019	2018	2019	2018
Change in benefit obligations:
Benefit obligations at beginning of year	$10,095	$10,469	$454	$481
Service cost	-	-	-	-
Interest cost	494	473	22	21
Plan participants' contribution	-	-	8	9
Actuarial loss (gain)	1,558	(581)	(27)	(16)
Benefits paid	(255)	(266)	(43)	(41)
Benefit obligations at end of year	11,892	10,095	414	454
Change in plan assets:
Fair value of plan assets at beginning of year	14,522	14,956	-	-
Actual return on plan assets	2,718	(993)	-	-
Benefits paid	(255)	(266)	(43)	(41)
Plan participants' contribution	-	-	8	9
Employer contributions	-	825	35	32
Fair value of plan assets at end of year	16,985	14,522	-	-
Funded (unfunded) status - asset (liability)	$5,093	$4,427	$(414)	$(454)

The funded status of the pension was recorded within other assets on the statement of condition.  The unfunded status of the postretirement plan is recorded within other liabilities on the statement of condition.

Amounts recognized in accumulated other comprehensive loss as of December 31 are as follows:

	Pension Benefits		Postretirement Benefits
(In thousands)	2019	2018	2019	2018
Net loss	$3,557	$4,112	$117	$151
Tax Effect	929	1,074	31	40
	$2,628	$3,038	$86	$111

Gains and losses in excess of 10% of the greater of the benefit obligation or the fair value of assets are amortized over the average remaining service period of active participants.

The Company utilized the actual projected cash flows of the participants in both plans for the years ended December 31, 2019 and December 31, 2018.  The following points address the approach taken.

1.

An analysis of the defined benefit pension plan’s expected future cash flows and high-quality fixed income investments currently available and expected to be available during the period to maturity of the pension benefits yielded a single discount rate of 3.97% at December 31, 2019.

2.

An analysis of the postretirement health plan’s expected future cash flows and high-quality fixed-income investments currently available and expected to be available during the period to maturity of the retiree medical benefits yielded a single discount rate of 3.97% at December 31, 2019.

3.

Each discount rate was developed by matching the expected future cash flows of the Bank to high quality bonds.  Every bond considered has earned ratings of at least AA by Fitch Group, AA by Standard & Poor’s, or Aa2 by Moody’s Investor Services.

The accumulated benefit obligation for the defined benefit pension plan was $11.9 million and $10.1 million at December 31, 2019 and 2018, respectively.  The postretirement plan had an accumulated benefit obligation of $414,000 and $454,000 at December 31, 2019 and 2018, respectively.

The significant assumptions used in determining the benefit obligations as of December 31, are as follows:

	Pension Benefits		Postretirement Benefits
	2019	2018	2019	2018
Weighted average discount rate	3.97%	4.97%	3.97%	4.97%
Rate of increase in future compensation levels	-	-	-	-

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plan.   The annual rates of increase in the per capita cost of covered medical and prescription drug benefits for future years were assumed to be 4.50% for 2020, gradually decreasing to 4.20% in 2023 and remain at that level thereafter.

The composition of the net periodic benefit plan (benefit) cost for the years ended December 31 is as follows:

	Pension Benefits		Postretirement Benefits
(In thousands)	2019	2018	2019	2018
Service cost	$-	$-	$-	$-
Interest cost	494	473	22	21
Expected return on plan assets	(934)	(1,037)	-	-
Amortization of transition obligation	-	-	-	-
Amortization of net losses	328	164	12	13
Amortization of unrecognized past service liability	-	-	(5)	(5)
Net periodic benefit plan (benefit) cost	$(112)	$(400)	$29	$29

The significant assumptions used in determining the net periodic benefit plan cost for years ended December 31, were as follows:

	Pension Benefits		Postretirement Benefits
	2019	2018	2019	2018
Weighted average discount rate	3.97%	4.97%	3.97%	4.97%
Expected long term rate of return on plan assets	6.50%	6.50%	-	-
Rate of increase in future compensation levels	-	-	-	-

The long term rate of return on assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes.  Equities and fixed income securities were assumed to earn real rates of return in the ranges of 6.0%-8.0% and 3.0%-5.0%, respectively.  The long-term inflation rate was estimated to be 2.5%.  When these overall return expectations are applied to the plan’s target allocation, the expected rate of return was determined to be in the range of 5.0% to 7.0%.  Management chose to use a 6.5% expected long-term rate of return in 2019 and a 6.5% expected long-term rate of return in 2020 reflecting current economic conditions and expected rates of return.  Based on the $17.0 million fair value of plan assets at December 31, 2019, each 50 basis point decrease in the expected long-term rate of return would reduce after tax net income at 2020 expected marginal tax rate of 21.0% by approximately $67,000.

The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit plan income during 2020 is $228,000.  The estimated amortization of the unrecognized transition obligation and actuarial loss for the postretirement health plan in 2020 is $10,000.  The expected net periodic benefit plan benefit for 2020 is estimated to be $379,000 for both retirement plans in aggregate.

Plan assets are invested in three diversified investment portfolios of the Pentegra Retirement Trust (the “Trust”, formerly known as RSI Retirement Trust), a private placement investment fund.  The Trust has been given discretion by the Plan Sponsor to determine the appropriate strategic asset allocation versus plan liabilities, as governed by the Trust’s Investment Policy Statement.  The Plan is structured to utilize a Total Return approach which seeks to fund the current and future liabilities of the Plan via long-term growth in assets.

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

Pension plan assets measured at fair value are summarized below:

	At December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Asset Category:
Mutual Funds - Equity
Large-cap value (a)	$-	$1,432	$-	$1,432
Large-cap Growth (b)	-	1,470	-	1,470
Large-cap Core (c)	-	1,075	-	1,075
Mid-cap Value (d)	-	307	-	307
Mid-cap Growth (e)	-	328	-	328
Mid-cap Core (f)	-	314	-	314
Small-cap Value (g)	-	220	-	220
Small-cap Growth (h)	-	466	-	466
Small-cap Core (i)	-	211	-	211
International Equity (j)	-	1,733	-	1,733
Equity -Total	-	7,556	-	7,556
Fixed Income Funds
Fixed Income - US Core (k)	-	2,356	-	2,356
Intermediate Duration (l)	-	3,708	-	3,708
Long Duration (m)	-	3,084	-	3,084
Fixed Income-Total	-	9,148	-	9,148
Company Common Stock	-	-	-	-
Cash Equivalents-Money market*	48	233	-	281
Total	$48	$16,937	$-	$16,985

	At December 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Asset Category:
Mutual Funds - Equity
Large-cap value (a)	$-	$1,132	$-	$1,132
Large-cap Growth (b)	-	1,157	-	1,157
Large-cap Core (c)	-	821	-	821
Mid-cap Value (d)	-	242	-	242
Mid-cap Growth (e)	-	247	-	247
Mid-cap Core (f)	-	250	-	250
Small-cap Value (g)	-	193	-	193
Small-cap Growth (h)	-	337	-	337
Small-cap Core (i)	-	189	-	189
International Equity (j)	-	1,409	-	1,409
Equity -Total	-	5,977	-	5,977
Fixed Income Funds
Fixed Income-US Core (k)	-	2,207	-	2,207
Intermediate Duration (l)	-	3,255	-	3,255
Long Duration (m)	-	2,521	-	2,521
Fixed Income-Total	-	7,983	-	7,983
Company Common Stock	-	-	-	-
Cash Equivalents-Money market*	271	291	-	562
Total	$271	$14,251	$-	$14,522

*Includes cash equivalents investments in equity and fixed income strategies

a)	This category contains large-cap stocks with above-average yield. The portfolio typically holds between 60 and 70 stocks.
b)	This category seeks long-term capital appreciation by investing primarily in large growth companies based in the U.S.
c)	This fund tracks the performance of the S&P 500 index by purchasing the securities represented in the index in approximately the same weightings as the index.
d)	This category employs an indexing investment approach designed to track the performance of the CRSP US Mid-Cap Value Index.
e)	This category employs an indexing investment approach designed to track the performance of the CRSP US Mid-Cap Growth Index.
f)	This category seeks to track the performance of the S&P Midcap 400 Index.
g)	This category consists of a selection of investments based on the Russell 2000 Value Index.
h)	This category consists of a mutual fund invested in smallcap growth companies along with a fund invested in a selection of investments based on the Russell 2000 Growth Index.
i)

This category consists of a mutual fund investing in readily marketable securities of U.S. companies with market capitalizations within the smallest 10% of the market universe, or smaller than the 1000th largest US company.

j)

This category invests primarily in medium to large non-US companies in developed and emerging markets.  Under normal circumstances, at least 80% of total assets will be invested in equity securities, including common stocks, preferred stocks, and convertible securities.

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

m)	This category consists of a fund that seeks to approximate the performance of the Barclays Capital US Corporate A or Better, 20+ Year Bullets Only Index over the long term.

For the fiscal year ending December 31, 2020, the Company expects to contribute approximately $36,000 to the postretirement plan.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from both retirement plans:

	Pension	Postretirement
(In thousands)	Benefits	Benefits	Total
Years ending December 31:
2020	$320	$36	$356
2021	333	37	370
2022	374	38	412
2023	451	25	476
2024	470	25	495
Years 2025-2029	3,170	118	3,288

The Company also offers a 401(k) plan to its employees.  Contributions to this plan by the Company were $393,000 and $371,000 for 2019 and 2018, respectively.  In addition, the Company made $291,000 and $273,000 of safe harbor contributions to the plan in 2019 and 2018, respectively.

The Company maintains optional deferred compensation plans for its directors and certain executive officers, whereby fees and income normally received are deferred and paid by the Company based upon a payment schedule commencing between the ages of 65 and 70 and continuing monthly for 10 years. At December 31, 2019 and 2018, other liabilities include approximately $2.8 million and $2.7 million, respectively, relating to deferred compensation.  Deferred compensation expense for the years ended December 31, 2019 and 2018 amounted to approximately $349,000 and $258,000, respectively.

To assist in the funding of the Company’s benefits under the supplemental executive retirement plan and deferred compensation plans, the Company is the owner of single premium life insurance policies on selected participants.  At December 31, 2019 and 2018, the cash surrender values of these policies were $17.4 million and $16.9 million, respectively.

The Bank adopted a Defined Contribution Supplemental Executive Retirement Plan (the “SERP”), effective January 1, 2014.  The SERP benefits certain key senior executives of the Bank who are selected by the Board to participate, including our Named Executive Officers.  The SERP is intended to provide a benefit from the Bank upon retirement, death, disability or voluntary or involuntary termination of service (other than “for cause”), subject to the requirements of Section 409A of the Internal Revenue Code.  Accordingly, the SERP obligates the Bank to make a contribution to each executive’s account on the last business day of each calendar year.  In addition, the Bank, may, but is not required to, make additional discretionary contributions to the executive’s accounts from time to time.  All executives currently participating in the plan, including the Named Executive Officers, are fully vested in the Bank’s contribution to the plan.  In the event the executive is terminated involuntarily or resigns for good reason within 24 months following a change in control, the Bank is required to make additional annual contributions the lesser of:  (1) three years or (2) the number of years remaining until the executive’s benefit age, subject to potential reduction to avoid an excess parachute payment under Code Section 280G.  In the event of the executive’s death, disability or termination within 24 months after a change in control, the executive’s account will be paid in a lump sum to the executive or his beneficiary, as applicable.  In the event the executive is entitled to a benefit from the SERP due to retirement or other termination of employment, the benefit will be paid either in a lump sum or in 10 annual installments as detailed in his or her participant agreement.  At December 31, 2019 and 2018, other liabilities included $836,000 and $745,000, respectively, accrued under this plan.

NOTE 15:  Stock Based Compensation PlanS

All share and per share values have been adjusted, where appropriate, by the 1.6472 exchange rate used in the Conversion and Offering that occurred on October 16, 2014.

April 2010 Stock Option Grants

In June 2011, the board of directors of the Company approved the grant of stock option awards to its directors and executive officers under the 2010 Stock Option Plan that had 247,080 shares authorized for award.  A total of 74,124 stock option awards were granted to the nine directors of the Company, at that time, and 123,540 stock option awards, in total, were granted to the Chief Executive Officer and the Company’s then four senior vice presidents.  The awards vested ratably over five years (20% per year for each year of the participant’s service with the Company) with an expiration date ten years from the date of the grant, or June 2021.  The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions: risk-free interest rate of 2.2%; volatility factors of the expected market price of the Company's common stock of 0.45; weighted average expected lives of the options of 7.0 years: cash dividend yield of 1.49%. Based upon these assumptions, the weighted average fair value of options granted was $2.29.

In July 2013, the board of directors of the Company approved the grant of 16,472 stock option awards in total to two newly elected directors of the Company.  The awards vested ratably over five years (20% per year for each year of the participant’s service with the Company) with an expiration date ten years from the date of the grant, or July 2023.  The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions: risk-free interest rate of 2.0%; volatility factors of the expected market price of the Company's common stock of 0.45; weighted average expected lives of the options of 7.0 years: cash dividend yield of 1.0%. Based upon these assumptions, the weighted average fair value of options granted was $3.69.

In November 2015, the board of directors of the Company approved the grant of 16,472 stock option awards in total to two newly elected directors of the Company.  The awards vest ratably over five years (20% per year for each year of the participant’s service with the Company) and will expire ten years from the date of the grant, or November 2025.  The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions: risk-free interest rate of 1.9%; volatility factors of the expected market price of the Company's common stock of 0.23; weighted average expected lives of the options of 7.0 years: cash dividend yield of 1.4%. Based upon these assumptions, the weighted average fair value of options granted was $2.56.

In April 2016, the board of directors of the Company approved the grant of 47,768 stock option awards in total to three officers and one recently promoted senior officer.  The awards vest ratably over five years (20% per year for each year of the participant’s service with the Company) and will expire ten years from the date of the grant, or April 2026.  The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions: risk-free interest rate of 1.6%; volatility factors of the expected market price of the Company's common stock of 0.32; weighted average expected lives of the options of 7.0 years: cash dividend yield of 1.55%. Based upon these assumptions, the weighted average fair value of options granted was $3.17.

May 2016 Stock Option Grants

In May 2016, the board of directors of the Company approved the grant of stock option awards to its directors, executive officers, senior officers and officers under the 2016 Equity Incentive Plan that was approved at the Annual Meeting of Shareholders on May 4, 2016 when 263,605 shares were authorized for award.

A total of 79,083 stock option awards were granted to the nine directors of the Company and 44,812 stock option awards, in total, were granted to thirteen officers.  The awards vest ratably over five years (20% per year for each year of the participant’s service with the Company) and will expire ten years from the date of the grant, or May 2026.  The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions: risk-free interest rate of 1.6%; volatility factors of the expected market price of the Company's common stock of 0.32; weighted average expected lives of the options of 7.0 years: cash dividend yield of 1.55%. Based upon these assumptions, the weighted average fair value of options granted was $3.32.

A total of 92,261 stock option awards were granted to the Chief Executive Officer, two executive officers and three senior officers.  The awards vest ratably over seven years (approximately 14.28% per year for each year of the participant’s service with the Company) with the exception of one senior officer whose awards vested upon retirement on August 1, 2017 and will expire ten years from the date of the grant, or May 2026.  The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions: risk-free interest rate of 1.7%; volatility factors of the expected market price of the Company's common stock of 0.32; weighted average expected lives of the options of 7.0 years: cash dividend yield of 1.55%. Based upon these assumptions, the weighted average fair value of options granted was $3.59.

Activity in the stock option plans is as follows:

	Options Outstanding		Shares Exercisable
	Number of	Weighted Average	Number of	Weighted Average
(Shares in thousands)	Shares	Exercise Price	Shares	Exercise Price
Outstanding at December 31, 2017	395	$9.68	168	$7.61
Granted	-	$-	-	$-
Newly vested	-	11.05	52	-
Exercised	(67)	-	(67)	-
Expired	(3)	11.35	-	-
Outstanding at December 31, 2018	325	$10.50	153	$9.65
Granted	-	$-	-	$-
Newly vested	-	11.10	62	-
Exercised	(21)	-	(21)	-
Expired	(1)	11.35	-	-
Outstanding at December 31, 2019	303	$10.51	194	$10.04

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options prior to the expiration date.  The intrinsic value can change based on fluctuations in the market value of the Company’s stock.  At December 31, 2019, the intrinsic value of the stock options was $1.0 million.  At December 31, 2018, the intrinsic value of the stock options was $1.7 million.

At December 31, 2019, the average remaining contractual life of outstanding options and shares exercisable were 5.7 years and 5.3 years, respectively.

May 2016 Restricted Stock Unit Grants

In May 2016, the board of directors of the Company approved the grant of restricted stock units to its directors, executive officers, senior officers and officers under the 2016 Equity Incentive Plan that was approved at the Annual Meeting of Shareholders on May 4, 2016 when 105,442 shares were authorized for award.  A total of 31,635 restricted stock units were granted to the nine directors of the Company and 8,436 restricted stock units, in total, were granted to two officers.  The units vest ratably over five years (20% per year for each year of the participant’s service with the Company).

A total of 46,570 restricted stock units, in total, were granted to the Chief Executive Officer, two executive officers and three senior officers.  The units vest ratably over seven years (approximately 14.28% per year for each year of the participant’s service with the Company) with the exception of one senior officer whose units vested upon retirement on August 1, 2017.

The compensation expense of the stock option awards and restricted stock units is based on the fair value of the instruments on the date of grant.  The Company recorded compensation expense in the amount of $291,000 and $398,000 in 2019 and 2018, respectively, and is expected to record $289,000, $153,000, $92,000 and $31,000 in 2020 through 2023.

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

The ESOP loan from the Company has a ten year term and is being repaid in equal payments of principal and interest under a fixed rate of interest equal to 3.25% which was the prime rate of interest on the date of the closing of the offering.  This ESOP loan from the Company, also referred to as an internally leveraged ESOP, does not appear as a liability on the Company’s consolidated statement of condition as of December 31, 2019 in accordance with ASC 718-40-25-9d.

In accordance with the payment of principal on the loan, a proportionate number of shares are allocated to the employees over the ten year time horizon of the loan.  Participants’ vesting interest in the shares of Company stock is at the rate of 20% per year. Compensation expense is recorded based on the number of shares released to the participants times the average market value of the Company’s stock over that same period.  Dividends on unallocated shares, recorded as compensation expense on the income statement, are made available to the participants' account. The Company recorded $369,000 and $411,000 in compensation expense in 2019 and 2018, respectively, including $30,000 and $36,000 for dividends on unallocated shares in these same time periods.  At December 31, 2019, there were 116,102 unearned ESOP shares with a fair value of $1.6 million.

NOTE 17: Income Taxes

The provision for income taxes for the years ended December 31, is as follows:

(In thousands)	2019	2018
Current	$1,181	$203
Deferred	(16)	343
	$1,165	$546

The provision for income taxes includes the following

(In thousands)	2019	2018
Federal Income Tax	$1,244	$714
State Tax	(79)	(168)
	$1,165	$546

The components of the net deferred tax asset, included in other assets as of December 31, are as follows:

(In thousands)	2019	2018
Assets:
Deferred compensation	$970	$895
Allowance for loan losses	2,266	1,909
Postretirement benefits	108	119
Subordinated loan interest	22	23
Investment securities	77	1,002
Loan origination fees	-	35
Held-to-maturity securities	14	21
Stock-based compensation	101	166
Community service activities	22	153
Other	587	374
Total	4,167	4,697
Liabilities:
Prepaid pension	(1,331)	(1,157)
Depreciation	(1,667)	(1,441)
Accretion	(118)	(177)
Intangible assets	(1,004)	(1,004)
Mortgage servicing rights	(5)	(4)
Prepaid expenses and transaction fees	(103)	(69)
Loan origination fees	(29)	-
Total	(4,257)	(3,852)
	(90)	845
Less: deferred tax asset valuation allowance	(136)	-
Net deferred tax (liability) asset	$(226)	$845

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

Banking corporations operating in New York State are taxed under the New York State General Business Corporation Franchise Tax provisions.  Under this New York tax law, the tax rate on the business income base is 6.5%.  However, various modifications are available to community banks (defined as banks with less than $8 billion in total assets) regarding certain deductions associated with interest income. However, various modifications are available to community banks (defined as banks with less than $8 billion in total assets) regarding certain deductions associated with interest income.  Commencing on January 1, 2018, the Company changed its elected interest income subtraction methodology under which its New York income tax expense is calculated.  This change in the Company’s interest income subtraction election was adopted following changes to the New York State Tax Code enacted in 2015 and resulted in a reduction of the Company’s effective income tax rate in New York beginning in 2018.  It is anticipated that the Company’s New York effective income tax rate will remain substantially at 0.0% in future periods under current law.  In the first quarter of 2019, the Company established, through a charge to earnings, a valuation allowance in the amount of $136,000 in order to establish a reserve against deferred tax assets related to New York income taxes. The establishment of this reserve increased the Company’s effective tax rate by 2.5% in 2019.  This reserve was established as the items giving rise to the deferred tax assets related to New York taxes are unlikely to further reduce the Company’s income taxes in the future following the adoption of the new subtraction methodology.  There were no valuation allowances against deferred tax assets at December 31, 2018.

In 2019, the Company’s effective tax rate was 21.4%, as compared to 11.9% in 2018.  A reconciliation of the federal statutory income tax rate to the effective income tax rate for the years ended December 31, is as follows:

	2019	2018
Federal statutory income tax rate	21.0%	21.0%
State tax, net of federal benefit	(1.5)	(3.7)
Tax-exempt interest income	(0.9)	(4.3)
Increase in value of bank owned life insurance less premiums paid	(1.7)	(1.9)
Change in valuation allowance	2.5	-
Other	1.9	0.9
Effective income tax rate - Pathfinder Bancorp, Inc.	21.3%	12.0%
Minority interest	0.1	(0.1)
Effective income tax rate	21.4%	11.9%

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

At December 31, 2019 and 2018, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
(In thousands)	2019	2018
Commitments to grant loans	$47,606	$37,354
Unfunded commitments under lines of credit	81,038	74,284
Unfunded commitments related to construction loans in progress	3,214	5,058
Standby letters of credit	2,082	2,007

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include residential real estate and income-producing commercial properties.  Loan commitments outstanding at December 31, 2019 with variable interest rates and fixed interest rates amounted to approximately $122.8 million and $11.1 million, respectively.  These outstanding loan commitments carry current market rates.

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

NOTE 19: Dividends and Restrictions

The Company's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Company.  In addition to state law requirements and the capital requirements discussed in Note 20, federal statutes, regulations and policies limit the circumstances under which the Bank may pay dividends.  The amount of retained earnings legally available under these regulations approximated $14.1 million as of December 31, 2019.  Dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.  The Bank made no dividend payments to the Company in the years ended December 31, 2019, December 31, 2018 or December 31, 2017.

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its banking operations.  This strong capital position serves to support growth and expansion activities while at the same time exceeding regulatory standards.  At December 31, 2019, the Bank met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 8%, Tier 1 common equity exceeding 6.5%, and a total risk-based capital ratio exceeding 10%.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The buffer is separate from the capital ratios required under the Prompt Corrective Action (“PCA”) standards. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum levels of the following capital to risk-

weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity.  The capital conservation buffer requirement is now fully implemented at 2.5% of risk-weighted assets as of January 1, 2019.  At December 31, 2019, the Bank exceeded all regulatory required minimum capital ratios, including the capital buffer requirements.

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

As of December 31, 2019, the Bank’s most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well-capitalized”, under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized”, the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

As noted above, the regulations also impose a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The buffer is separate from the capital ratios required under the Prompt Corrective Action (“PCA”) standards and imposes restrictions on dividend distributions and discretionary bonuses.  In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum levels of the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity.  The capital conservation buffer requirement is now fully implemented at 2.5% of risk-weighted assets as of January 1, 2019.  At December 31, 2019, the Bank exceeded all regulatory required minimum capital ratios, including the capital buffer requirements.

The Bank’s actual capital amounts and ratios as of December 31, 2019 and 2018 are presented in the following table.

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be "Well-Capitalized" Under Prompt Corrective Provisions		Minimum for Capital Adequacy With Buffer
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Total Core Capital (to Risk-Weighted Assets)	$95,093	12.28%	$61,934	8.00%	$77,418	10.00%	$81,289	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$86,424	11.16%	$46,451	6.00%	$61,934	8.00%	$65,805	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$86,424	11.16%	$34,838	4.50%	$50,322	6.50%	$54,192	7.00%
Tier 1 Capital (to Assets)	$86,424	8.20%	$42,175	4.00%	$52,719	5.00%	$52,719	5.00%
As of December 31, 2018:
Total Core Capital (to Risk-Weighted Assets)	$83,177	13.69%	$48,593	8.00%	$60,741	10.00%	$63,778	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$75,871	12.49%	$36,445	6.00%	$48,593	8.00%	$51,630	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$75,871	12.49%	$27,334	4.50%	$39,482	6.50%	$42,519	7.00%
Tier 1 Capital (to Assets)	$75,871	8.31%	$36,522	4.00%	$45,652	5.00%	$45,652	5.00%

The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards.  At December 31, 2019, the Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank.  At December 31, 2019 and 2018, these reserve balances amounted to $-0- and $4.0 million, respectively and are included in cash and due from banks in the statement of condition.

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

As of December 31, 2019, the following amounts were recorded on the balance sheet related to the cumulative basis adjustments for fair value hedges:

(In thousands)	Carrying Amount of the Hedged Assets at December 31, 2019	Cumulative Amount of Fair Value Hedging Adjustment Included in The Carrying Amount of the Hedged Assets at December 31, 2019

Line item on the balance sheet in which the hedged item is included:
Loans receivable (1)	$19,254	$75
(1)

These amounts include the amortized cost basis of the closed portfolio used to designate the hedging relationship in which the hedged item is the remaining amortized cost of the last layer expected to be remaining at the end of the hedging relationship. At December 31, 2019, the amortized cost of the basis of the closed portfolio used in the hedging relationship was $19.3 million, the cumulative basis adjustment associated with the hedging relationship was $75,000, and the amount of the designated hedged item was $9.2 million.

At December 31, 2019, the fair value of the derivative resulted in a net liability position of $92,000 under the agreement, recorded by the Company in other liabilities. The Company had no derivative agreements in place at December 31, 2018.

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

The Company holds two corporate investment securities with an aggregate amortized historical cost of $4.8 million and an aggregate fair market value of $4.9 million as of December 31, 2019. These securities have valuations that are determined using published net asset values (NAV) derived by analyses of the securities’ underlying assets. These securities are comprised primarily of broadly-diversified real estate and adjustable-rate senior secured business loans and are traded in secondary markets on an infrequent basis. While these securities are redeemable at least annually through tender offers made by their respective issuers, the liquidation value of the securities may be below their stated NAVs and also subject to restrictions as to the amount of securities that can be redeemed at any single scheduled redemption. The Company anticipates that these securities will be redeemed by their respective issuers on indeterminate future dates as a consequence of the ultimate liquidation strategies employed by the management of these investments.

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

The following tables summarize assets measured at fair value on a recurring basis as of December 31, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	December 31, 2019
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$16,820	$-	$16,820
State and political subdivisions	-	1,736	-	1,736
Corporate	-	7,631	-	7,631
Asset backed securities	-	13,232	-	13,232
Residential mortgage-backed - US agency	-	18,980	-	18,980
Collateralized mortgage obligations - US agency	-	30,785	-	30,785
Collateralized mortgage obligations - Private label	-	16,821	-	16,821
Total	-	106,005	-	106,005
Corporate measured at NAV	-	-	-	4,923
Total available-for-sale securities	$-	$106,005	$-	$110,928

Marketable equity securities	$-	$534	$-	$534

Interest rate swap derivative	$-	$(92)	$-	$(92)

	December 31, 2018
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$17,031	$-	$17,031
State and political subdivisions	-	23,065	-	23,065
Corporate	-	12,141	-	12,141
Asset backed securities	-	18,119	-	18,119
Residential mortgage-backed - US agency	-	31,666	-	31,666
Collateralized mortgage obligations - US agency	-	46,441	-	46,441
Collateralized mortgage obligations - Private label	-	23,936	-	23,936
Total	-	172,399	-	172,399
Corporate measured at NAV	-	-	-	5,059
Total available-for-sale securities	$-	$172,399	$-	$177,458

Marketable equity securities	$-	$453	$-	$453

The following tables summarize assets measured at fair value on a nonrecurring basis as of December 31, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	December 31, 2019
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$3,105	$3,105
Foreclosed real estate	$-	$-	$-	$-

	December 31, 2018
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$1,098	$1,098
Foreclosed real estate	$-	$-	$1,173	$1,173

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2019
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

There have been no transfer of assets into or out of any fair value measurement during the year ended December 31, 2019.

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

The Company holds two corporate investment securities with an aggregate amortized historical cost of $4.8 million and an aggregate fair market value of $4.9 million as of December 31, 2019. These securities have valuations that are determined using published net asset values (NAV) derived by analyses of the securities’ underlying assets. These securities are comprised primarily of broadly-diversified real estate and adjustable-rate senior secured business loans and are traded in secondary markets on an infrequent basis. While these securities are redeemable at least annually through tender offers made by their respective issuers, the liquidation value of the securities may be below their stated NAVs and also subject to restrictions as to the amount of securities that can be redeemed at any single scheduled redemption. The Company anticipates that these securities will be redeemed by their respective issuers on indeterminate future dates as a consequence of the ultimate liquidation strategies employed by the management of these investments.

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

The carrying amounts and fair values of the Company’s financial instruments as of December 31 are presented in the following table:

		December 31, 2019		December 31, 2018
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$20,160	$20,160	$26,316	$26,316
Investment securities - available-for-sale	2	106,005	106,005	172,399	172,399
Investment securities - available-for-sale	NAV	4,923	4,923	5,059	5,059
Investment securities - marketable equity	2	534	534	453	453
Investment securities - held-to-maturity	2	122,988	124,148	53,908	53,769
Federal Home Loan Bank stock	2	4,834	4,834	5,937	5,937
Net loans	3	772,782	767,654	612,964	601,789
Accrued interest receivable	1	3,712	3,712	3,068	3,068

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$460,293	$460,293	$450,267	$450,267
Time Deposits	2	421,600	422,409	276,793	275,727
Borrowings	2	93,125	93,643	118,534	118,379
Subordinated loans	2	15,128	14,921	15,094	14,485
Accrued interest payable	2	396	396	304	304
Interest rate swap derivative	2	92	92	-	-

NOTE 23: Parent Company – Financial Information

The following represents the condensed financial information of Pathfinder Bancorp, Inc. as of and for the years ended December 31:

Statements of Condition	2019	2018
(In thousands)
Assets
Cash	$14,514	$3,063
Investments	534	453
Investment in bank subsidiary	88,372	74,769
Investment in non-bank subsidiary	155	193
Other assets	3,193	1,961
Total assets	$106,768	$80,439
Liabilities and Shareholders' Equity
Accrued liabilities	$971	$886
Subordinated loans	15,128	15,094
Shareholders' equity	90,669	64,459
Total liabilities and shareholders' equity	$106,768	$80,439

Statements of Income	2019	2018
(In thousands)
Income
Dividends from non-bank subsidiary	$6	$6
Gains (losses) on marketable equity securities	81	(62)
Operating, net	79	-
Total income (loss)	166	(56)
Expenses
Interest	863	846
Operating, net	337	175
Total expenses	1,200	1,021
Loss before taxes and equity in undistributed net income of subsidiaries	(1,034)	(1,077)
Tax benefit	235	340
Loss before equity in undistributed net income of subsidiaries	(799)	(737)
Equity in undistributed net income of subsidiaries	5,075	4,768
Net income	$4,276	$4,031

Statements of Cash Flows	2019	2018
(In thousands)
Operating Activities
Net Income	$4,276	$4,031
Equity in undistributed net income of subsidiaries	(5,075)	(4,768)
Stock based compensation and ESOP expense	630	773
Amortization of deferred financing from subordinated loan	34	35
Net change in other assets and liabilities	(1,256)	(1,372)
Net cash flows from operating activities	(1,391)	(1,301)
Investing Activities
Capital contributed to wholly-owned bank subsidiary	(5,700)	-
Net cash flows from investing activities	(5,700)	-
Financing activities
Proceeds from exercise of stock options	218	385
Net proceeds from common stock private placement	4,199	-
Net proceeds from preferred stock private placement	15,370	-
Cash dividends paid to common shareholders	(1,091)	(1,025)
Cash dividends paid to preferred shareholders	(139)	-
Cash dividends paid on warrants	(15)	-
Net cash flows from financing activities	18,542	(640)
Change in cash and cash equivalents	11,451	(1,941)
Cash and cash equivalents at beginning of year	3,063	5,004
Cash and cash equivalents at end of year	$14,514	$3,063

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

The following represents the activity associated with loans to related parties during the year ended December 31, 2019:

(In thousands)
Balance at the beginning of the year	$10,512
Originations and Officer additions	1,685
Principal payments and Officer removals	(3,425)
Balance at the end of the year	$8,772

Deposits of related parties at December 31, 2019 and December 31, 2018 were $4.5 million and $3.9 million, respectively.

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

Concurrent with the completion of the offering, shares of common stock of the Company owned by the public were exchanged for shares of the Company’s common stock so that the shareholders now own approximately the same percentage of the Company’s common stock as they owned of the former Pathfinder’s common stock immediately prior to the Conversion.  Shareholders of the former Pathfinder received 1.6472 shares of the Company’s common stock for each share of the former Pathfinder’s common stock that they owned immediately prior to completion of the transaction.    As a result of the offering and the exchange of shares, the Company had 4,353,850 shares outstanding at December 31, 2014.  The Company has 4,362,328 and 4,709,238 shares outstanding at December 31, 2018 and December 31, 2019, respectively.

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

	For the years ended December 31, 2019
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available-for- Sale Securities	Unrealized Loss on Securities Transferred to Held-to- Maturity	Total
Beginning balance	$(3,152)	$(2,832)	$(58)	$(6,042)
Other comprehensive income before reclassifications	188	2,859	20	3,067
Amounts reclassified from AOCI	247	(243)	-	4
Ending balance	$(2,717)	$(216)	$(38)	$(2,971)

	For the years ended December 31, 2018
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available-for- Sale Securities	Unrealized Loss on Securities Transferred to Held-to- Maturity	Total
Beginning balance	$(2,220)	$(1,558)	$(430)	$(4,208)
Other comprehensive income before reclassifications	(1,058)	(1,471)	129	(2,400)
Amounts reclassified from AOCI	126	134	-	260
Cumulative effect of change in measurement of equity securities (1)	-	(53)	-	(53)
Cumulative effect of change in investment securities transfer (2)	-	116	243	359
Ending balance	$(3,152)	$(2,832)	$(58)	$(6,042)

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

The following table presents the amounts reclassified out of each component of AOCI for the indicated annual period:

(In thousands)	For the years ended
Details about AOCI[1] components	December 31, 2019	December 31, 2018	Affected Line Item in the Statement of Income
Retirement plan items
Retirement plan net losses recognized in plan expenses[2]	$(335)	$(171)	Salaries and employee benefits
	88	45	Provision for income taxes
	$(247)	$(126)	Net Income

Available-for-sale securities
Realized gain (loss) on sale of securities	$329	$(182)	Net gains on sales and redemptions of investment securities
	(86)	48	Provision for income taxes
	$243	$(134)	Net Income

(1)	Amounts in parentheses indicates debits in net income.
(2)	These items are included in net periodic pension cost.

See Note 14 for additional information.

NOTE 27: NONINTEREST INCOME

The Company has included the following table regarding the Company’s noninterest income for the periods presented.

	Years Ended December 31,
(In thousands)	2019	2018
Service fees
Insufficient funds fees	$1,122	$852
Deposit related fees	179	202
ATM fees	90	94
Total service fees	1,391	1,148
Fee Income
Insurance commissions	828	831
Investment services revenue	267	288
ATM fees surcharge	226	232
Banking house rents collected	195	134
Total fee income	1,516	1,485
Card income
Debit card interchange fees	657	576
Merchant card fees	80	72
Total card income	737	648
Mortgage fee income and realized gain on sale of loans and foreclosed real estate
Loan servicing fees	211	170
Net gains on sales of loans and foreclosed real estate	64	50
Total mortgage fee income and realized gain on sale of loans and foreclosed real estate	275	220
Total	3,919	3,501
Earnings and gain on bank owned life insurance	462	427
Net gains (losses) on sales and redemptions of investment securities	329	(182)
Gains (losses) on marketable equity securities	81	(62)
Other miscellaneous income	126	151
Total noninterest income	$4,917	$3,835

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

NOTE 28: LEASES

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

The components of lease expense are as follows:

For the years ended
December 31,
(In thousands)	2019
Operating lease cost	$240
Finance lease cost	$51

Supplemental cash flow information related to leases was as follows:

For the years ended
December 31,
(In thousands)	2019
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$215
Operating cash flows from finance leases	$51
Financing cash flows from finance leases	$46

Supplemental balance sheet information related to leases was as follows:

December 31,
(In thousands, except lease term and discount rate)	2019
Operating Leases:
Operating lease right-of-use assets	$2,386
Operating lease liabilities	$2,650

Finance Leases:
Financial Liability	$578

Weighted Average Remaining Lease Term:
Operating Leases	19.58 years
Finance Leases	29.42 years

Weighted Average Discount Rate:
Operating Leases	3.71%
Finance Leases	13.75%

Maturities of lease liabilities were as follows:

Years Ending December 31,
(In thousands)
2020	$116
2021	99
2022	99
2023	110
2024	118
Thereafter	2,686
Total minimum lease payments	$3,228

The Company owns certain properties that it leases to unaffiliated third parties at market rates. Lease rental income was $195,000 and $134,000 for the twelve months ended December 31, 2019 and 2018, respectively.   All lease agreements are accounted for as operating leases.  The Company has no unamortized initial direct costs related to the establishment of these lease agreements at January 1, 2019.

NOTE 29: SUBSEQUENT EVENTS

The outbreak of Coronavirus Disease 2019 (“COVID-19”) could adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company.  The World Health Organization has declared Covid-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections.

The spread of the outbreak will likely cause significant disruptions in the U.S. economy and is highly likely to disrupt banking and other financial activity in the areas in which the Company operates and could also potentially create widespread business continuity issues for the Company.  The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions.  If the global response to contain COVID-19 escalates or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows.

The Company’s management routinely evaluates the overall characteristics of its loan portfolio.  Such evaluations may include analyses of certain loans for potential sales to unaffiliated third parties.  Loan sales may be made in response to a variety of factors such as changes in market conditions or changes in the level of certain loan-type concentrations.  Such sales, when executed, would typically be made in order to improve certain characteristics within the overall loan portfolio, viewed individually or in combination, related to factors such as cash flow, liquidity, duration or potential interest rate risk.

On January 28, 2020, the Company completed the sale of 267 residential mortgage loans, on a servicing-retained basis, that were categorized as loans held-for-sale as of December 31, 2019.  The loans had been previously held in portfolio from two to five years.  The loans were acquired by FNMA in a transaction arranged and managed by an independent third party. The sold loans had an aggregate unpaid principal balance of $35.7 million and a weighted average coupon of 4.08%.  Loan sales of this specific type are executed with the intention of reducing the overall duration of the loan portfolio and the Company’s potential exposure to the effects of rising interest rates as well as to provide liquidity for other lending activities.  As a result of the sale, the Company recognized a pre-tax gain of $370,000 on the sale and capitalized an additional $289,000 in retained mortgage servicing rights. In total, therefore, pretax revenue was increased by $659,000 in January 2020 as a result of this transaction.  The proceeds of the sale will be used on an interim basis to improve overall balance sheet liquidity by reducing the Company’s aggregate level of borrowed funds and/or brokered certificates of deposit in the remainder of the first quarter of 2020. Ultimately, it is expected that the proceeds of the transaction will be used to fund growth in the Company’s commercial and commercial real estate loan portfolios.

On March 23, 2020, the Company announced that its Board of Directors had declared a cash dividend of $0.06 per common and preferred share, and a cash dividend of $0.06 per notional share for the issued common stock Warrant.  The dividend will be payable on May 8, 2020 to shareholders of record on April 16, 2020.

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
(b)

Information concerning the officers and directors compliance with Section 16(a) of the Securities Exchange Act is incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders under the caption “Delinquent Section 16(a) Reports”.

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

(e)	Set forth below is information concerning the Executive Officers of the Company at December 31, 2019.

Name	Age	Positions Held With the Company
Thomas W. Schneider	58	President and Chief Executive Officer
James A. Dowd, CPA	52	Executive Vice President, Chief Operating Officer
Ronald Tascarella	61	Executive Vice President, Chief Banking Officer
Walter F. Rusnak	66	Senior Vice President, Chief Financial Officer
Daniel R. Phillips	55	Senior Vice President, Chief Information Officer
Calvin L. Corriders	57	Regional President, Syracuse Market

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements - The Company’s consolidated financial statements, for the years ended December 31, 2019 and 2018, together with the Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K report.  See “Item 8: Financial Statements and Supplementary Data.”

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

3.3

Articles Supplementary to the Articles of Incorporation of Pathfinder Bancorp, Inc. designating the Company’s Series B Convertible Perpetual Preferred Stock, par value $0.01 per share (Incorporated herein by reference to Exhibit 3.1 to Pathfinder Bancorp, Inc.’s Current Report on Form 8-K, file no. 001-36695, filed on May 9, 2019)

4.1

Form of Stock Certificate of Pathfinder Bancorp, Inc. (Incorporated herein by reference to Exhibit 4 to Pathfinder Bancorp, Inc.’s  Registration Statement on Form S-1, file no. 333-196676, filed on June 11, 2014)

4.2

Indenture between Pathfinder Bancorp, Inc., a federal corporation, and Wilmington Trust Company, as trustee, dated March 22, 2007 (Incorporated herein by reference to Exhibit 4.1 to Pathfinder Bancorp, Inc.’s Current Report on Form 8-K, file no. 001-36695, filed on October 22, 2014)

4.3

Supplemental Indenture between Pathfinder Bancorp, Inc. and Wilmington Trust Company, as trustee, dated October 16, 2014 (Incorporated herein by reference to Exhibit 4.2 to Pathfinder Bancorp, Inc.’s Current Report on Form 8-K, file no. 001-36695, filed on October 22, 2014)

4.4

Warrant Agreement, by and between Pathfinder Bancorp, Inc. and Castle Creek Capital Partners VII, L.P., dated May 8, 2019 (Incorporated herein by reference to Exhibit 4.1 to Pathfinder Bancorp, Inc.’s Current Report on Form 8-K, file no. 001-36695, filed on May 9, 2019)

4.5	Description of Common Stock filed herewith

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

10.6

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

10.7	Amendment two to the Trustee Deferral Fee Plan (Incorporated by reference to Exhibit 10.17 to Pathfinder Bancorp, Inc.’s Annual Report on Form 10-K, file no. 001-36695, filed on March 18, 2015)

10.8

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

10.10	Subordinated Loan Agreement (Incorporated herein by reference to Pathfinder Bancorp, Inc.’s Current Report on Form 8-K, file no. 001-36695, filed on October 19, 2015)

10.11	2016 Pathfinder Bancorp, Inc. Equity Incentive Plan (Incorporated by reference to Appendix A to Pathfinder Bancorp, Inc.’s Proxy Statement, file no. 001-36695, filed on March 29, 2016.

10.12

Executive Supplemental Retirement Plan Agreement between Pathfinder Bank and Ronald Tascarella effective February 24, 2014 (Incorporated by reference to Exhibit 10.14 to Pathfinder Bancorp, Inc.’s  Annual Report on Form 10-K, file no. 001-36695, filed on March 30, 2018).

10.13	Senior Executive Split Dollar Life Insurance Plan (Incorporated by reference to Exhibit 10.1 to Pathfinder Bancorp, Inc.’s Current Report on Form 8-K, filed no. 001-36695, filed on January 7, 2019.

10.14

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

10.16

Securities Purchase Agreement, by and between Pathfinder Bancorp, Inc. and the Purchasers Identified on the Signature Pages Thereto, dated May 8, 2019 (Incorporated herein by reference to Exhibit 10.1 to Pathfinder Bancorp, Inc.’s Current Report on Form 8-K, file no. 001-36695, filed on May 9, 2019)

10.17

Registration Rights Agreement, by and between Pathfinder Bancorp, Inc. and Castle Creek Capital Partners VII, L.P., dated May 8, 2019 (Incorporated herein by reference to Exhibit 10.2 to Pathfinder Bancorp, Inc.’s Current Report on Form 8-K, file no. 001-36695, filed on May 9, 2019)

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition as of December 31, 2019 and 2018, (ii) the Consolidated Statements of Income for the years ended December 31, 2019 and 2018, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2019 and 2018, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2019 and 2018, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018, and (vi) the Notes to the Consolidated Financial Statements

ITEM 16: FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pathfinder Bancorp, Inc.
Date:	March 23, 2020	By:	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas W. Schneider	By:	/s/ Walter F. Rusnak
	Thomas W. Schneider, President and Chief Executive Officer		Walter F. Rusnak, Senior Vice President and Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)
Date:	March 23, 2020	Date:	March 23, 2020

By:	/s/ Lloyd Stemple	By:	/s/ Lisa A. Kimball
	Lloyd Stemple, Director		Lisa A. Kimball, Vice President and
Date:	March 23, 2020		Controller (Principal Accounting Officer)
		Date:	March 23, 2020

By:	/s/ John P. Funiciello	By:	/s/ William A. Barclay
	John Funiciello, Director		William A. Barclay, Director
Date:	March 23, 2020	Date:	March 23, 2020

By:	/s/ David A. Ayoub	By:	/s/ Chris R. Burritt
	David A. Ayoub, Director		Chris R. Burritt, Director
Date:	March 23, 2020	Date:	March 23, 2020

By:	/s/ George P. Joyce	By:	/s/ John F. Sharkey
	George P. Joyce, Director		John F. Sharkey, Director
Date:	March 23, 2020	Date:	March 23, 2020

By:	/s/ Adam C. Gagas	By:	/s/ Melanie Littlejohn
	Adam C. Gagas, Director		Melanie Littlejohn, Director
Date:	March 23, 2020	Date:	March 23, 2020