Form 10-K/A
period 2019-12-31
Pathfinder Bancorp, Inc.
filed 2020-04-20
CIK 1609065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 17, 2020, there were 4,740,446 shares outstanding of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Explanatory Note

This Amendment Number One to the Registrant’s Annual Report on Form 10-K is filed to include information that was previously intended to be incorporated by reference to the Registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders.  The Registrant has postponed its 2020 Annual Meeting of Shareholders to a date to be determined in the future as a result of the COVID-19 pandemic.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Composition of Our Board

The table below sets forth certain information regarding the composition of the Board of Directors of Pathfinder Bancorp, Inc. (the “Company”), including the terms of office of Board members.  Except as indicated herein, there are no arrangements or understandings between any director and any other person pursuant to which such director was selected.

Name (1)	Age (2)	Position Held	Director Since (3)	Current Term to Expire
Directors
William A. Barclay	51	Director	2011	2020
Chris R. Burritt	67	Chairman of the Board	1986	2020
George P. Joyce	69	Director	2000	2020
John P. Funiciello	56	Director	2011	2021
Thomas W. Schneider	58	Director, President and Chief Executive Officer	2001	2021
Lloyd "Buddy" Stemple	59	Director	2005	2021
David A. Ayoub	57	Director	2012	2022
Adam C. Gagas	48	Director	2014	2022
Melanie Littlejohn	55	Director	2016	2022
John F. Sharkey, III	62	Director	2014	2022

(1)	The mailing address for each person listed is 214 West First Street, Oswego, New York 13126.
(2)	As of March 20, 2020.
(3)	In the case of Mr. Burritt, service prior to 1995 reflects initial appointment to the Board of Trustees of the mutual predecessor to Pathfinder Bank (the “Bank”), the Company’s operating subsidiary.

The principal occupation during the past five years of each director and executive officer, as well as other relevant experience, is set forth below. All directors and executive officers have held their present positions for five years unless otherwise stated.  None of our directors or executive officers have been the subject of securities litigation, regulatory enforcement or bankruptcy in the past ten years.

David A. Ayoub serves as Partner-in-Charge of the Tax Department at the Syracuse firm of Bowers & Company, CPA’s.  In that capacity, Mr. Ayoub consults on corporate mergers and acquisitions, and also assists start-up businesses.  In addition, he oversees the firm’s tax compliance, technical research, planning and consulting.  Mr. Ayoub has over 30 years of accounting and taxation experience.  Mr. Ayoub is a graduate of Rochester Institute of Technology with a BS in Accounting and is a Certified Public Accountant in New York State.  He is also a Member of the American Institute of Certified Public Accountants, as well as the New York State Society of Certified Public Accountants.  Mr. Ayoub pursues an active role in the community, previously serving on boards including Make-A-Wish Foundation of Central New York, where he was the Past Chair.  He has also worked previously with the United Way and Score.  Mr. Ayoub’s extensive experience with corporate transactions, his organization abilities as well as his experience in business and tax, offers the board an invaluable perspective of the Bank’s business.

William A. Barclay is a graduate of St. Lawrence University and Syracuse University College of Law.  An attorney and businessman, Mr. Barclay is a partner in the Syracuse law firm of Barclay Damon, LLP, where he specializes in business law. Mr. Barclay has served on several community organizations throughout his career including the SUNY Oswego College Council, the Rosamond Gifford Zoo at Burnet Park, the Everson Museum of Art, and Northern Oswego County Health Services, Inc. Mr. Barclay currently serves on the Boards of Countryway Insurance Company and QMP Enterprises.  He was recognized as one of Oswego County Business Magazine’s Forty under 40, an honor given to Oswego County leaders under the age of 40. Mr. Barclay was also awarded the 2007 Martin Rose Economic Developer Merit Award for his commitment to the economic development process by helping to facilitate the attraction and retention of businesses in

Oswego County.  Mr. Barclay is currently a New York State Assemblyman for the 120th District, which includes parts of Oswego, Onondaga and Jefferson counties.  Moreover, he was recently elected to lead the minority caucus of the N.Y.S. Assembly. Mr. Barclay’s in-depth knowledge of economic development and the law provides the Board with a unique and valuable perspective into economic development and legal issues

Chris R. Burritt is the former President and General Manager of R.M. Burritt Motors, Inc., an automobile dealership located in Oswego, New York.  Mr. Burritt was elected Chairman of the Board effective January 1, 2014.  In addition to his prior long-term ownership and management of his well-known local business, Mr. Burritt is active in community affairs.  He presently serves on the Finance/Operations Committee of the Oswego Hospital. Mr. Burritt also serves as Director of the NYS Automobile Dealers Association in Albany, NY. Mr. Burritt is also a Certified Instructor/Coordinator for Financial Peace University and teaches several nine week classes each year.  Additionally, Mr. Burritt is a member of the Men’s Mentor Ministry where he serves as an advisor to men in need of financial counseling.  Mr. Burritt’s experience operating a local business and substantial ties to the communities served by the Bank provides the Board with valuable insight into managing and overseeing a business.

John P. Funiciello is a licensed real estate broker and developer who owns and operates JF Real Estate in Syracuse, NY.  Mr. Funiciello began his career in real estate in 1986 as a commercial real estate agent and founded JF Real Estate in 1992.  JF Real Estate represents both owners and users of real estate, providing a wide array of skills and services that include brokerage, development, tenant and owner representation, site selection, space planning, building management, and much more.  Currently, JF Real Estate represents approximately three million square feet of commercial and residential real estate in the Central New York Region.  Mr. Funiciello is a graduate of the State University of New York at Cortland with a degree in Economics and a concentration in Business.  He is an active member in the Syracuse community and has served on the Boards of Children’s Consortium and the Samaritan Center. He currently sits on the Board at the North West YMCA.  Mr. Funiciello was recognized by the Central New York Business Journal’s Forty Under 40, an honor given to Onondaga County business leaders under the age of 40.  Mr. Funiciello’s extensive real estate experience and knowledge of the local real estate market, as well as his insight into managing and overseeing a business, brings valuable expertise to the Board.

Adam C. Gagas is the CEO in Disciplined Capital Management, LLC, an SEC registered investment advisor firm and founder and CEO of Breakwall Asset Management, LLC, a New York State registered investment advisor located in Oswego. Mr. Gagas was an analyst on teams managing multi-billion dollar portfolios at Skandia Asset Management and Principal Global Investors in New York City. He was awarded an Alfa Fellowship and completed a yearlong professional placement as an institutional investment analyst at Alfa Capital in Moscow, Russia. He is also the owner/operator of Gagas Realty Corporation, a multi-property commercial real estate holding company. In addition, he is an adjunct instructor of Corporate Finance in the SUNY Oswego School of Business. Mr. Gagas earned a BA from Hobart College with majors in Economics and Russian Studies, and an MBA with a concentration in Finance from the Leonard N. Stern School of Business at New York University.  His extensive community involvement includes having served as the Chairman of the Board of Oswego Health, past chair of that organization’s Audit and Investment committees, and as a member of the Executive committee.  He is the former President of the Oswego Health Foundation and a current board member of Oswego’s historic Riverside Cemetery.  Mr. Gagas’ expertise in finance, particularly of public companies, provides us with valuable insight.

George P. Joyce is the owner and operator of Laser Transit, Ltd., Lacona, New York, a Central & Northern New York based 3rd Party logistics services provider. Mr. Joyce has a BA in Economics from SUNY Oswego.  His resume includes positions as Operations Manager and Controller in a transportation and warehousing firm, as well as a manager in an IT consulting firm.  He also owns and manages CONNEXTGEN LLC., a real estate holding company with commercial and residential properties. He currently serves on the Board of Operation Oswego County and is active in supporting regional economic development efforts.  He has served as President and Chair of the Board of Trustees for Oswego Hospital, Chair of the Board of Operation Oswego County, Vice President of Seneca Hill Manor, a Director on the Board for the Oswego College Foundation and numerous other community organizations.  Mr. Joyce provides the Board with extensive financial and business experience as well as valuable insight into technology issues.

Melanie Littlejohn serves as the Vice President for New York Customer and Community Management at National Grid. (NYSE: NGG), a natural gas and electricity provider, where she is responsible for leading stakeholder management statewide to ensure processes, planning and best practices are delivered consistently to National Grid’s New York customers.  Ms. Littlejohn joined the company (then Niagara Mohawk) in April of 1994 as the Director of Inclusion & Diversity-US Operations. Prior to her current position, she was Director of Customer and Community Management for Central New York.  Before joining Niagara Mohawk, Ms. Littlejohn was the Executive Director of Urban League Onondaga County. Before joining the Urban League, she was the Manager of International Client Services for Banker’s Trust Company in the Wall Street District.  Ms. Littlejohn obtained a Bachelor of Arts Degree in Liberal Arts from the State University of New York at Stony Brook and a Master’s Degree in Business Administration from Syracuse University’s Whitman School of Management. In addition, she was selected to participate in National Grid’s Developing Future Business Leader’s program administered by the London Center for High Performance.  She resides in Syracuse, New York.  Ms. Littlejohn pursues an active role in the community, currently serving as the Trustee/Officer of Onondaga Community College, Business Advisory Council for the Federal Reserve Bank of New York, Chair-Board of Directors of CenterState CEO, Board of Directors of the Business Council of New York and SUNY Morrisville Business School Council of Advisor’s.  Ms. Littlejohn’s experience in working with a large public company provides us with valuable market perspective.

John F. Sharkey, III is President of Universal Metal Works, a custom metal fabrication facility, in Fulton, New York, and the Managing Partner of Universal Properties, LLC. Prior to his role with Universal Metal Works, Mr. Sharkey was President of Universal Joint Sales, a heavy-duty truck parts distributor, headquartered in Syracuse, New York. During his tenure at Universal Joint Sales, the company grew to 13 locations throughout the Northeast and Florida. In 1998, Mr. Sharkey sold Universal Joint Sales to FleetPride. For three years following the sale of the company, Mr. Sharkey acted as FleetPride’s Regional Vice President.  Mr. Sharkey is an active member of the Central New York community, serving on boards including Center State CEO, Oswego State Economic Advisory Council and is the Finance Director of St. Anne Mother of Mary Parish. He is also a committee member of the Syracuse Chapter of Ducks Unlimited and volunteers as a pilot/crew member for Angel Flight. Mr. Sharkey’s management experience and business knowledge provides a valuable resource and perspective to the Board.

Lloyd “Buddy” Stemple is the Chief Executive Officer of Constellium Rolled Products in Ravenswood,
West Virginia, a global supplier of rolled aluminum to the Aerospace and Transportation materials industries (NYSE: CSTM).  Prior to his present position, Mr. Stemple was the Chief Executive Officer of Oman Aluminum Rolling Company.  The Oman Aluminum Rolling Company is a venture supported by the government of Oman which started commercial production of rolled aluminum in late 2013. Prior to his work in Oman, he was the Vice-President and General Manager of Novelis Specialty Products, Novelis Inc., which has manufacturing locations in Oswego, New York, Kingston, Ontario, Canada; and sales offices in Cleveland, Ohio and Detroit, Michigan.  Mr. Stemple is on the Board of SECAT which is a metallurgical Research Laboratory specializing in aluminum product and process technologies.  He is also a member of the Compensation Committee of SECAT.  Mr. Stemple also served as a Board and Executive Committee member of the Aluminum Association in Washington, DC.  The Association promotes the use of aluminum and all matters impacting the industry. Mr. Stemple has an Engineering Degree, an MBA and a Master’s Degree in International Management from McGill University and a Diploma from INSEAD in France.  Mr. Stemple’s varied experience in management, strategic planning, human resources, and financial accountability of publicly traded companies is a valuable asset to our Board.

Thomas W. Schneider has been employed by the Bank since 1988.  Mr. Schneider is the President and Chief Executive Officer of the Company and the Bank. Prior to his appointment as President in 2000, Mr. Schneider was the Executive Vice President and Chief Financial Officer of the Company and the Bank. Mr. Schneider is a member of the board of directors the Company and the Bank. Mr. Schneider provides the Board with extensive knowledge of our customers and lending markets.  Mr. Schneider recently concluded his Presidency of the New York State Bankers Association and he is, therefore, well respected by his peers.

Executive Officers Who Are Not Directors

James A. Dowd, CPA, age 52, has been employed by the Bank since 1994 and presently serves as the Executive Vice President and Chief Operating Officer of the Company and the Bank. Mr. Dowd served as Chief Financial Officer from 2000 until January 22, 2019. Mr. Dowd is responsible for branch administration, marketing and facilities departments.

Ronald Tascarella, age 61, serves as Executive Vice President and Chief Banking Officer of the Company and the Bank.  Prior to joining us in 2006, he was Senior Vice President of Oswego County National Bank.  Mr. Tascarella is responsible for the Bank’s lending and commercial deposit operations.

Daniel R. Phillips, age 55, has been employed by the Bank since 1999 and presently serves as Senior Vice President and Chief Information Officer of the Company and the Bank. Prior to joining us in 1999, he was Assistant Vice President of Community Bank.  Mr. Phillips is responsible for electronic delivery channels, information security and technology platforms.

Calvin L. Corriders, age 57, has been employed by the Bank since 2012 and presently serves as Regional President of Pathfinder Bank’s Syracuse Market and Human Resource Director.  Prior to joining us, he was a Senior Commercial Loan Officer of Beacon Federal Credit Union.  Mr. Corriders is responsible for managing and engaging the Bank’s presence in the Syracuse Market and overseeing the Human Resource Department.

Walter Rusnak, age 66, has been employed by the Bank since 2015 as First Vice President of Finance and Accounting and was appointed as Senior Vice President and Chief Financial Officer effective January 23, 2019.  Mr. Rusnak is responsible for the treasury, finance and accounting functions of the Company.   Immediately prior to joining us in 2015, Mr. Rusnak was an advisory board member and founding principal of Ovitz Corporation.

Will O’Brien, age 54, has been employed by the Bank since 1999.  During his tenure, Mr. O’Brien has held various positions in the Bank including branch manager and commercial lender. Mr. O’Brien most recently served as First Vice President of Credit Administration and was just recently appointed as Senior Vice President Chief Risk Officer and Corporate Secretary. Mr. O’Brien is responsible for overseeing the Enterprise Risk Management program, as well as Loss Mitigation, Compliance, BSA/AML and Security functions.

Delinquent Section 16(a) Reports

Our common stock is registered with the SEC pursuant to Section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Our executive officers and directors and beneficial owners of greater than 10% of our common stock (“10% beneficial owners”) are required to file reports on Forms 3, 4 and 5 with the SEC disclosing beneficial ownership and changes in beneficial ownership of the common stock. SEC rules require disclosure in our Proxy Statement and Annual Report on Form 10-K of the failure of an executive officer, director or 10% beneficial owner of our common stock to file a Form 3, 4, or 5 on a timely basis.  Thomas W. Schneider filed one late Form 4 reporting one late transaction.

Code of Ethics

We have adopted a Code of Ethics that is applicable to our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is available at the Corporate Information page on our website at https://ir.pathfinderbank.com.  Amendments to, and waivers from, the Code of Ethics will also be disclosed on our website.

Audit Committee

In 2019, the Audit Committee consisted of Directors Ayoub, Burritt, Funiciello, Littlejohn and Sharkey.  The Audit Committee meets on a periodic basis with the internal auditor to review audit programs and the results of audits of specific areas, on regulatory compliance issues, as well as to review information to further their financial literacy skills. The Audit Committee meets with the independent registered public accounting firm to review quarterly and annual filings, the results of the annual audit and other related matters. The Chairman of the Audit Committee may meet with the independent registered public accounting firm  on quarterly filing issues in lieu of the entire committee. The Audit Committee met five times in 2019.  Each member of the Audit Committee is “independent” as defined in the listing standards of NASDAQ and SEC Rule 10A(m)-3.  Our Board of Directors has adopted a written charter for the Audit Committee which is available at the Corporate Information page on our website at https://ir.pathfinderbank.com.

The Audit Committee maintains an understanding of our key areas of risk and assesses the steps management takes to minimize and manage such risks and:

•	selects and evaluates the qualifications and performance of the Auditors;

•	ensures that the internal and external auditors maintain no relationship with management and/or us that would impede their ability to provide independent judgment;
•	oversees the adequacy of the systems of internal control;
•	reviews the nature and extent of any significant changes in accounting principles; and
•

oversees that management has established and maintained processes reasonably calculated to ensure our compliance with all applicable law, regulations, corporate policies and other matters contained in our Code of Ethics which is available at the Corporate Information page on our website at https://ir.pathfinderbank.com.

The Audit Committee has established procedures for the confidential, anonymous submission by employees of concerns regarding accounting or auditing matters.

The Board of Directors has determined that Mr. Ayoub qualifies as an Audit Committee financial expert serving on the committee. Mr. Ayoub meets the criteria including for independence established by the Securities and Exchange Commission and NASDAQ.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

As a smaller reporting company, we are not required to include a Compensation Discussion and Analysis (“CD&A”) under Item 402(b) of Regulation S-K.  Nevertheless, we do want our shareholders to understand our compensation policies and procedures so we incorporate many, but not all, of the required disclosures of a full CD&A.

Our Compensation Philosophy.  The Company’s ability to attract and retain talented employees and executives with skills and experience is essential to providing value to its shareholders.  The Company seeks to provide fair and competitive compensation to its employees (including the Named Executive Officers described below) by providing the type and amount of compensation consistent with our peers.  We also seek to drive performance through short-term incentive compensation and to align our executives’ interest with shareholders with appropriate equity awards.

Compensation Best Practices.  Our compensation program is designed to retain each Named Executive Officer and align their compensation with short-term and long-term performance.  Toward that end, we use the following compensation best practices:

•

Our cash based bonus payments are tied to both financial and non-financial performance measures and are subject to a “clawback” policy, providing for the partial or total return of the cash bonus in the event of a restatement of our financial statements which makes the performance measures no longer valid;

•	No tax “gross ups” are included in any employment related agreement;
•	Our perquisites and personal benefits are limited to those that support a documented business purpose;
•

Our change in control provisions in the Company’s employment and other agreements with its Named Executive Officers provide for payment only upon termination of employment or job diminishment with a change in control (also called “double trigger” event);

•	We use appropriate peer groups when establishing compensation; and
•	We balance short and long-term incentives.

Compensation Program Elements.  The Compensation Committee, with the assistance of our consultants when engaged, has incorporated the following elements into the corporate program to meet the documented corporation philosophy:

•	Cash based salary and employment benefits that are competitive with our peers;
•	Cash based bonus, directly linking pay to both Company and individual performance;
•	An equity plan designed to align the executives’ interest with the company’s shareholders in achieving long-term performance;
•	A qualified 401(k) plan allowing executives to defer “pre-tax” earnings toward retirement;
•	An employee stock ownership plan rewarding long-term service to the Company;

•	A defined contribution supplemental executive retirement plan (“SERP”) rewarding long-term service to the Company;
•	Executive non-qualified deferred compensation plan allowing executives to defer income for retirement purposes;
•	Insurance programs designed to replace income in the event of sickness, accident or death; and
•	Limited perquisites based on demonstrated business purpose.

Role of the Compensation Committee and Consultants.  The Committee annually reviews the performance of the CEO and other executive officers and recommends to the Board of Directors changes to base compensation, as well as the amount of any bonus to be awarded.  In determining the compensation of an officer, the Committee and the Board of Directors take into account individual performance, performance of the Company and information regarding compensation paid to executives of peer group institutions performing similar duties. The CEO recommends to the Compensation Committee, compensation arrangements for the Executive and Senior Vice Presidents.  He does not recommend compensation arrangements for himself or Board members.

While the Compensation Committee and the Board of Directors do not use strict numerical formulas to determine changes in compensation for the CEO, Executive and Senior Vice Presidents, and while they weigh a variety of different factors in their deliberations, both company-wide and individually-based performance objectives are used in determining the compensation of the CEO, Executive and Senior Vice Presidents.  Company-wide performance objectives emphasize earnings, profitability, earnings contribution to capital, capital strength, asset quality, and return on equity which are customarily used by similarly-situated financial institutions in measuring performance.  Individually-based performance objectives include non-quantitative factors considered by the Compensation Committee and the Board of Directors such as general management oversight of the Company, the quality of communication with the Board of Directors, the productivity of employees and execution of the Bank’s Strategic Plan. Finally, the Compensation Committee and the Board of Directors considers the standing of the Company with customers and the community, as evidenced by customer and community complaints and compliments.

Generally, the Company retains a compensation consultant triannually coincident with our “Say-on-Pay” vote.    Accordingly, in late 2017, the Compensation Committee retained the services of Meridian Compensation Partners, LLC (“Meridian”) as its independent compensation advisor. Meridian’s report benchmarked senior executive pay, including our Named Executive Officers, against the same pay of the same officers of our peers in the following areas: base salary; annual short-term incentives and long-term incentive compensation.  Survey data was also available to supplement the public disclosures of our peers.  Among other things, the report concluded:

•	Pathfinder Bank executive base salaries are within market range;
•	While Pathfinder Bank annual short-term incentives are on the lower range, total cash compensation is within market range;
•	Pathfinder Bank cash compensation appears aligned with bank performance; and
•	Pathfinder Bank’s long-term equity incentives have a longer vesting period than market (by design).

Because we will be having a “Say-on-Pay” vote in 2021, a compensation consultant will be retained in 2020 and a summary of results from that study will be provided to shareholders in next year’s Proxy Statement.

Summary Compensation Table. The following table shows the compensation of Thomas W. Schneider, our principal executive officer, and the two other most highly compensated executive officers (“Named Executive Officers”) that received total compensation of $100,000 or more during the past fiscal year for services to Pathfinder Bancorp, Inc. or any of its subsidiaries during the years ended December 31, 2019 and 2018, respectively.

Summary Compensation Table
Name and Principal			Bonus	Stock Options	Restricted Stock Units	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	Salary	($) (1)	($)	($)	($) (2)	($) (3)	($)
Thomas W. Schneider,	2019	360,350	60,300	─	─	4,302	126,804	551,756
President and Chief	2018	360,000	58,100	─	─	4,475	128,359	550,934
Executive Officer
James A. Dowd	2019	210,000	30,100	─	─	5,538	86,529	332,167
Executive Vice President	2018	205,000	30,000	─	─	5,834	87,578	328,412
Chief Operating Officer
Ronald Tascarella	2019	210,000	28,000	─	─	1,522	55,748	295,270
Executive Vice President	2018	205,000	30,000	─	─	1,418	60,179	296,597
Chief Banking Officer

(1)	Current year performance-based bonus awards were paid during March 2020.
(2)	The non-qualified deferred compensation earnings represents the above market or preferential earnings on compensation that was deferred by each Named Executive Officer.
(3)	All Other Compensation consists of the following for each Named Executive Officer for the year ended December 31, 2019:

		Employee Savings Plan Company Contribution	Automobile Expense Reimbursement	Club Dues	Life Insurance Premium	*ESOP Allocation	Supplemental Executive Retirement Plan	Total
Named Executive	Year	($)	($)	($)	($)	($)	($)	($)
Thomas W. Schneider	2019	21,000	20,908	5,382	1,222	15,785	62,507	126,804
James A. Dowd	2019	17,845	22,432	─	574	15,262	30,416	86,529
Ronald Tascarella	2019	12,291	─	─	1,022	12,019	30,416	55,748

*The ESOP value is calculated based on the Company’s stock price of $13.90 per share as of December 31, 2019.

Employment Agreement.  The Company and its operating subsidiary, Pathfinder Bank, entered into an employment agreement with Thomas W. Schneider.  The agreement has an initial term of three years.  Unless notice of non-renewal is provided, the agreement renews annually.  The agreement provides for the payment of a base salary, which will be reviewed at least annually, and which may be increased.  Under the agreement, the 2020 base salary for Mr. Schneider is $360,350.   In addition to the base salary, the agreement provides for, among other things, participation in employee and welfare benefit plans and incentive compensation and bonus plans applicable to senior executive employees, and reimbursement of business expenses.

Mr. Schneider is entitled to severance payments and benefits in the event of termination of employment under specified circumstances.  In the event his employment is terminated for reasons other than for cause, disability or retirement, or in the event he resigns during the term of the agreement following:

•	the failure to elect or re-elect or to appoint or re-appoint him to his executive position;
•	the failure to nominate him to be elected or re-elected as a director of the Bank or the Company;
•	a material change in his functions, duties, or responsibilities, which change would cause his position to become one of lesser responsibility, importance or scope;
•	the liquidation or dissolution of the Company or the Bank, other than liquidations or dissolutions that are caused by reorganizations that do not affect his status;
•	a relocation of his principal place of employment by more than 30 miles from its location as of the date of the agreements; or
•	a material breach of the agreements by the Company or the Bank.

Mr. Schneider will be entitled to a severance payment equal to three times the sum of his base salary and the highest rate of bonus awarded to him during the prior three years, payable as a single cash lump sum distribution within 30 days following his date of termination.  In addition, the Company or the Bank will continue to provide him with continued life insurance and non-taxable medical and dental coverage for 36 months.

If he voluntarily resigns from his employment with the Company and the Bank, (without the occurrence of the specified circumstances listed above) the Board will have the discretion to provide severance pay to him, provided, however, that such amount does not exceed three times the average of the executive’s three preceding years’ base salary, including bonuses, any other cash compensation paid during such years, and the amount of contributions made on behalf of him to any employee benefit plans maintained by the Company or the Bank during such years.

Upon the occurrence of a change in control of the Company or the Bank followed by the Mr. Schneider’s termination of employment for any reason, other than for cause, he will be entitled to receive a single cash lump distribution equal to 2.99 times his average base salary over the previous five years, including bonuses, any other cash compensation paid to him during such years, and the amount of contributions made on behalf of him to any employee benefit plans maintained by the Company or the Bank during such years.  In addition, the Company or the Bank will continue to provide him with continued life insurance and non-taxable medical and dental coverage for 36 months.  In the event payments made to him include an “excess parachute payment,” as defined in Section 280G of the Internal Revenue Code, the payment will be reduced by the minimum dollar amount necessary to avoid this result.  Should he become disabled, he would be entitled to receive his base salary for one year, where the payment of base salary will commence within 30 days from the date he is determined to be disabled, and will be payable in equal monthly installments.

Upon his voluntary resignation from employment (without the occurrence of the specified circumstances listed above) he agrees not to compete with the Company or the Bank for one year following his resignation.

Change of Control Agreements.   The Company and Pathfinder Bank have entered into Change of Control Agreements with James A. Dowd and Ronald Tascarella which provide certain benefits to them should they be “dismissed” from employment within a twelve month period following a change of control of the Company or the Bank.  Although “dismissal” does not include a termination for cause or voluntary termination, it does include the executive’s resignation as a result of:

•	a material change in the executive’s functional duties or responsibilities which would cause the executive’s position to become one of lesser responsibility, importance of scope;
•	a relocation of the executive’s principal place of employment by more than 30 miles from its location as of the date of the agreement; or
•	a material reduction in the benefits to the executive as of the date of the agreement.

In the event of such dismissal, the executive, or his beneficiary should he die subsequent to the dismissal, is entitled to a lump sum payment equal to two times the executive’s most recent annual base salary plus bonuses and any other cash compensation paid to the executive within the most recent twelve (12) month period.  The executive is also entitled to continued life, medical and dental coverage for a period of twenty four (24) months subsequent to the dismissal, and will become fully vested in any stock option plans, deferred compensation plans, or restricted stock plans in which he participates.

Defined Contribution Supplemental Retirement Income Agreements.  The Bank adopted a Supplemental Executive Retirement Plan (the “SERP”), effective January 1, 2014.  The SERP benefits certain key senior executives of the Bank who are selected by the Board to participate, including our Named Executive Officers, Thomas W. Schneider, Ronald Tascarella and James A. Dowd.  The SERP is intended to provide a benefit from the Bank upon retirement, death, disability or voluntary or involuntary termination of service (other than “for cause”), subject to the requirements of Section 409A of the Internal Revenue Code.  Accordingly, the SERP obligates the Bank to make a contribution to each executive’s account on the last business day of each calendar year.  In addition, the Bank may, but is not required to, make additional discretionary contributions to the executive’s accounts from time to time.  All executives currently participating in the SERP, including the Named Executive Officers, are fully vested in the Bank’s contribution to the plan.  In the event the executive is terminated involuntarily or resigns for good reason within 24 months following a change in control, the Bank is required to make additional annual contributions equal to the lesser of the contributions required for: (1) three years or (2) the number of years remaining until the executive’s benefit age, subject to potential reduction to avoid an excess parachute payment under Code Section 280G.  In the event of the executive’s death, disability or termination within 24 months after a change in control, the executive’s account will be paid in a lump sum to the executive or his beneficiary, as applicable.  In the event the executive is entitled to a benefit from the SERP due to retirement or other termination of employment, the benefit will be paid either in a lump sum or in monthly installments for 10 years as detailed in the executive’s participant agreement.

Executive Deferred Compensation Plan.  Pathfinder Bank maintains an Executive Deferred Compensation Plan for a select group of management employees, including our Named Executive Officers.  A participant in the plan is eligible to defer, on a monthly basis, a percentage of compensation received from the Bank, up to $750.  The participant’s deferred compensation will be held by the Bank subject to the claims of the Bank’s creditors in the event of the Bank’s insolvency.

Upon the earlier of the date on which the participant terminates employment with the Bank or attains his or her benefit age (as designated by the participant upon joining the plan), the participant will be entitled to his or her deferred compensation benefit, which will commence on the date the participant attains his or her elected benefit age and will be payable in monthly installments for 10 years.  In the event of a change in control of the Company or the Bank followed by the participant’s termination of employment within 36 months thereafter, the participant will receive a deferred compensation benefit calculated as if the participant had made elective deferrals through his or her benefit age.  Such benefit will commence on the date the participant attains his or her benefit age and will be payable in monthly installments for 10 years.  If the participant dies after commencement of payment of the deferred compensation benefit, the Bank will pay the participant’s beneficiary the remaining payments that were due.

In the event the participant becomes disabled, the participant will be entitled to receive the deferred compensation benefit as of the participant’s date of disability.  Such benefit will commence within 30 days following the date on which the participant is disabled and will be payable in monthly installments for 10 years.  If the participant dies prior to the commencement of payment of the deferred compensation benefit, the participant’s beneficiary will be entitled to receive a survivor benefit.

2010 Stock Option Plan. The Pathfinder Bancorp, Inc. 2010 Stock Option Plan (the “2010 Stock Option Plan”) was approved at our 2010 Annual Meeting. The 2010 Stock Option Plan authorized the issuance of up to 150,000 shares of common stock pursuant to grants of stock option awards to our senior executive officers and outside directors. The options that were granted vest over 5 years (20% per year for each year of the participant’s service), had an exercise price of $5.46, (the market price on the date of the grant) and have an exercise period of 10 years from the date of the grant, June 23, 2011. As a result of the second step conversion of Pathfinder Bancorp, MHC into a fully-converted stock holding company as Pathfinder Bancorp, Inc., both the number of options and the exercise price were adjusted by the exchange ratio of 1.6472.  All of the options authorized under this plan have been granted.

2016 Equity Incentive Plan. The Pathfinder Bancorp, Inc. 2016 Equity Incentive Plan (the “2016 Equity Incentive Plan”) was approved at our 2016 Annual Meeting. The 2016 Equity Incentive Plan authorized the issuance of up to 263,605 shares of common stock pursuant to grants of stock option awards to our senior executive officers and outside directors. The options that were granted to executives vest over seven years (14.3% per year for each year of the participant’s service), have an exercise price of $11.35, (the market price on the date of the grant) and an exercise period of 10 years from the date of the grant, May 6, 2016.

The 2016 Equity Incentive Plan also authorizes the issuance of 105,442 shares of common stock pursuant to grants of restricted stock units to our senior executive officers and outside directors. The restricted stock units granted to executives vest over seven years (14.3% per year for each year of the participant’s service).

Outstanding Equity Awards at Year-End.  The following table sets forth information with respect to our outstanding equity awards as of December 31, 2019 for the Named Executive Officers under our 2010 Stock Option Plan and 2016 Equity Incentive Plan.

Outstanding Equity Awards at Fiscal Year-End
Options Awards					Restricted Shares
	Number of securities underlying unexercised options exercisable (1)	Number of securities underlying unexercised options unexercisable	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested (2)
Name	(#)	(#)	($)		(#)	($)
Thomas W. Schneider	11,298	15,063	11.35	05/06/26	9,039	125,642

James A. Dowd	6,237	─	5.46	06/23/21	─
	6,777	9,039	11.35	05/06/26	4,219	58,644
Ronald Tascarella	6,777	9,039	11.35	05/06/26	4,219	58,644

(1)	All 2010 stock options were fully vested as of June 23, 2016.
(2)	Reflects the per share value of the restricted stock units as of December 31, 2019 of $13.90.

Defined Benefit Plan.  Pathfinder Bank maintains a tax-qualified noncontributory defined benefit plan (“Retirement Plan”).  The Company “froze” the Retirement Plan effective June 30, 2012 (“Plan Freeze Date”). After the Plan Freeze Date, no employee is permitted to commence or recommence participation in the Plan and no further benefits accrue to any plan participants. Employment service after the Plan Freeze Date does continue to be recognized for vesting purposes, however.  Prior to the Plan Freeze Date, all salaried employees age 21 or older who worked for the Bank for at least one year and were credited with 1,000 or more hours of employment during the year were eligible to accrue benefits under the Retirement Plan.

At the normal retirement age of 65, the Retirement Plan is designed to provide a life annuity. The retirement benefit provided is equal to 1.5% of a participant’s average monthly compensation for periods after May 1, 2004, through the plan freeze date described above and 2.0% of the participant’s average monthly compensation for credited service prior to May 1, 2004 based on the average of the three consecutive years during the last 10 years of employment which provides the highest monthly average compensation multiplied by the participant’s years of credited service (not to exceed 30 years) to the normal retirement date. Retirement benefits also are payable upon retirement due to early and late retirement. Benefits also are paid from the Retirement Plan upon a Participant’s disability or death. A reduced benefit is payable upon early retirement at or after age 60. Upon termination of employment other than as specified above, a participant who was employed by the Bank for a minimum of five years is eligible to receive his or her accrued benefit reduced for early retirement or a deferred retirement benefit commencing on such participant’s normal retirement date. Benefits are payable in various annuity forms. On December 31, 2019, the market value of the Retirement Plan trust fund was approximately $17.0 million. The Company made no contribution to the defined benefit pension plan during 2019.

Employee Savings Plan.  Pathfinder Bank maintains an Employee Savings Plan which is a profit sharing plan with a “cash or deferred” feature that is tax-qualified under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). All employees who have attained age 21 and have completed 90 days of employment during which they worked at least 1,000 hours are eligible to participate.

Participants may elect to defer a percentage of their compensation each year instead of receiving that amount in cash, in an amount up to 75% of their compensation to the 401(k) Plan, provided that the amount deferred did not exceed $19,000 for 2019.  In addition, for participants who are age 50 or older by the end of any taxable year, the participant may elect to defer additional amounts (called “catch-up contributions”) to the 401(k) Plan.  The “catch-up contributions” may be made regardless of any other limitations on the amount that a participant may defer to the 401(k) Plan. The maximum “catch-up contribution” that a participant could make in 2019 was $6,000. For these purposes, “compensation” includes total compensation (including salary reduction contributions made under the 401(k) Plan or the flexible benefits plan sponsored by the Bank), but not  in excess of $280,000 for 2019. The Bank generally provides a match of 100% of the first 3% of the participating employees salary, plus 50% of the next 3% of the participating employees salary. All employee contributions and earnings thereon are fully and immediately vested.  Employer matching contributions vest at the rate of 20% per year beginning at the end of a participant’s first year of service with the Bank until a participant is 100% vested after five years of service. Participants also will vest in employer matching contributions when they reach the normal retirement age of 65 or later, or upon death or disability regardless of years of service.  To partially offset the impact on employees due to the Retirement Plan freeze discussed above, the Company, on January 1, 2013, began making a 3% safe harbor contribution to all eligible participants in addition to the match contributions described above.  The employer safe harbor contribution is fully vested at all times.

For the plan year ended December 31, 2019, the Bank made a matching contribution in the amount of $393,000 to the 401(k) Plan. In addition, the Company made a safe harbor contribution in the amount of $291,000 for the 2019 plan year.

Employee Stock Ownership Plan.  Pathfinder Bank maintains an employee stock ownership plan (“ESOP”). Employees who are at least 21 years old with at least one year of employment with the Bank are eligible to participate.  On April 6, 2011, the ESOP acquired 125,000 shares of common stock to replenish its ability to make stock contributions to participants’ accounts.  The shares were acquired pursuant to a loan obtained from a third party lender.  In connection with the second step conversion and offering, the ESOP purchased an additional 105,442 shares, which equaled 4% of the shares issued in the offering.  In connection with such purchase, the ESOP borrowed sufficient funds from the Company to both refinance the remaining outstanding balance on the third-party loan and purchase the additional shares.  The Bank makes annual contributions to the ESOP which contributions are used by the ESOP to repay the ESOP loan.

Benefits under the ESOP become vested in an ESOP participant at the rate of 20% per year, starting upon an employee’s completion of one year of credited service, and will be fully vested upon completion of five years of credited service. Participants’ interest in their account under the ESOP will also fully vest in the event of termination of service due to their normal retirement, death, disability, or upon a change in control (as defined in the plan). Vested benefits will be payable generally upon the participants’ termination of employment with the Bank, and will be paid in the form of common stock, or to the extent participants’ accounts contain cash, benefits will be paid in cash.  However, participants have the right to elect to receive their benefits entirely in the form of cash or common stock, or a combination of both.

Directors’ Compensation

Each non-employee director receives an annual retainer of $15,000, a meeting fee of $800 for each Board meeting attended and $600 for each committee meeting attended, except for Executive Loan Committee fees which are $300 per meeting.  The Board Chair receives an additional retainer of $10,100.  The Audit Committee Chairman receives an additional retainer of $4,100 and the chairman of all other committees receives an additional $100 for each committee meeting in which they serve in the capacity of committee chairman. Employee directors do not receive any fees.  We paid a total of $321,800 in director fees during the year ended December 31, 2019.

Set forth below is director compensation for each of our non-employee directors for the year ended December 31, 2019.

		Fees earned or paid in cash	Non-qualified deferred compensation earnings (1)	All Other Compensation (2)	Total
Name	Year	($)	($)	($)	($)
David A. Ayoub (3)	2019	40,100	5,181	─	45,281
William A. Barclay (4)	2019	32,900	2,502	─	35,402
Chris R. Burritt (5)	2019	49,300	21,253	─	70,553
John P. Funiciello (6)	2019	35,700	5,181	─	40,881
Adam C. Gagas (7)	2019	30,800	-	─	30,800
George P. Joyce (8)	2019	37,800	7,737	─	45,537
Melanie Littlejohn (9)	2019	30,400	-	─	30,400
John F. Sharkey (10)	2019	35,700	2,725	─	38,425
Lloyd "Buddy" Stemple (11)	2019	29,100	8,804	─	37,904

(1)	The non-qualified deferred compensation earnings represents the above market or preferential earnings on compensation that was deferred by each director to the Trustee Deferred Fee Plan.
(2)	No director received perquisites and any other personal benefits that exceeded, in the aggregate, $10,000.
(3)	Mr. Ayoub had 17,023 outstanding stock options and 1,406 restricted stock units outstanding at December 31, 2019.
(4)	Mr. Barclay had 17,023 outstanding stock options and 1,406 restricted stock units outstanding at December 31, 2019.

(5)	Mr. Burritt had 8,787 outstanding stock options and 1,406 restricted stock units outstanding at December 31, 2019.
(6)	Mr. Funiciello had 17,023 outstanding stock options and 1,406 restricted stock units outstanding at December 31, 2019.
(7)	Mr. Gagas had 17,023 outstanding stock options and 1,406 restricted stock units outstanding at December 31, 2019.
(8)	Mr. Joyce had 15,287 outstanding stock options and 1,406 restricted stock units outstanding at December 31, 2019.
(9)	Ms. Littlejohn had 8,787 outstanding stock options and 1,406 restricted stock units outstanding at December 31, 2019.
(10)	Mr. Sharkey had 17,023 outstanding stock options and 1,406 restricted stock units outstanding at December 31, 2019.
(11)	Mr. Stemple had 17,023 outstanding stock options and 1,406 restricted stock units outstanding at December 31, 2019.

Director fees are reviewed annually by the Compensation Committee for recommendation to the Board of Directors.  The Committee reviews relevant peer group data similar to that used in the executive compensation review. The Committee believes that an appropriate compensation is critical to attracting, retaining and motivating directors who have the qualities necessary to direct the Company.

Trustee (Director) Deferred Fee Plan.  Pathfinder Bank maintains the Trustee Deferred Fee Plan for members of the Boards of Directors of Pathfinder Bank and the Company.  A participant in the plan is eligible to defer, on a monthly basis, up to the lesser of (i) $2,000 or (ii) 100% of the monthly fees the participant would be entitled to receive each month.  The participant’s deferred fees will be held by the Bank subject to the claims of the Bank’s creditors in the event of the Bank’s insolvency.

Upon the earlier of the date on which the participant’s services are terminated or the participant attains his or her benefit age (as designated by the participant upon joining the plan), the participant will be entitled to his or her deferred compensation benefit, which will commence on the date the participant attains his or her elected benefit age and will be payable in monthly installments for 10 years.  In the event of a change in control of the Company or the Bank followed by the participant’s termination of services within 36 months thereafter, the participant will receive a deferred compensation benefit calculated as if the participant had made elective deferrals through his or her benefit age.  Such benefit will commence on the date the participant attains his or her benefit age and will be payable in monthly installments for 10 years.  If the participant dies after commencement of payment of the deferred compensation benefit, the Bank will pay the participant’s beneficiary the remaining payments that were due.

In the event the participant becomes disabled, the participant will be entitled to receive the deferred compensation benefit as of the date of the participant’s disability.  Such benefit will commence within 30 days following the date on which the participant is determined to be disabled and will be payable in monthly installments for 10 years.  If the participant dies prior to the commencement of payment of the deferred compensation benefit, the participant’s beneficiary will be entitled to receive a survivor benefit.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholders Matters

Persons and groups who beneficially own in excess of 5% of the Company's common stock are required to file Schedule 13G or Schedule 13D reports with the Securities and Exchange Commission (the “SEC”) regarding such ownership. The following table sets forth, as of the date of the most recent reports, the shares of common stock beneficially owned by each person or entity that was the beneficial owner of more than 5% of our outstanding shares of common stock.  None of the shares beneficially owned by directors and executive officers have been pledged as security or collateral for any loans.

The following table represents the ownership of our Schedule 13D and 13G filers:

Name and Address of Beneficial Owners	Amount Beneficially Owned	Percentage of Shares of Common Stock Outstanding
Castlecreek Capital Partners VII, LP (1)	464,710	9.9%
Castlecreek Capital VII LLC
John M. Eggemeyer
John T. Pietrzak
6051 El Tordo
PO Box 1329
Rancho Santa Fe, CA 92067

Pathfinder Bank Employee Stock Ownership Plan Trust (2)	433,395	9.2%
c/o Pentegra Services, Inc.
2 Enterprise Drive, Suite 408
Shelton, CT 06484

Minerva Advisors, LLC (3)	251,255	5.3%
Minerva Group, LP
Minerva GP, LP
Minerva GP, Inc.
David P. Cohen
50 Monument Road, Suite 201
Bala Cynwyd, PA 19004

(1)

Based on information reported on a Schedule 13D filed with the Securities and Exchange Commission on May 15, 2019, Castle Creek Capital Partners VII, LP, Castle Creek Capital VII, LLC, John M. Eggemeyer and John T. Pietrzak  reported shared voting power for 464,710 shares of our common stock and shared dispositive power over 464,710 shares of our common stock.

(2)

Based on information reported on a Schedule 13G/A filed with the Securities and Exchange Commission on February 11, 2020, Pentegra Trust Company, the trustee for the Pathfinder Bank Employee Stock Ownership Plan, reported sole voting power for 121,250 shares of our common stock, shared voting power for 312,145 shares of our common stock, sole dispositive power over 415,284 shares of our common stock and shared dispositive power over 18,111 shares of our common stock.

(3)

Based on information reported on a Schedule 13G/A filed with the Securities and Exchange Commission on February 13, 2020, Minerva Advisors, LLC, Minerva Group, LP, Minerva GP, LP, Minerva GP, Inc., and David P. Cohen reported sole dispositive and voting power with respect to 182,166 shares of our common stock and Minerva Advisors, LLC and David P. Cohen reported shared dispositive and voting power with respect to 69,089 shares of our common stock.

The following table sets forth as of April 17, 2020, the shares of common stock beneficially owned by directors, executive officers and other management for whom we file Section 16 reports.

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership (1)	Number of Unexercised Stock Options which are included in Beneficial Ownership (2)	Percentage of Shares of Common Stock Outstanding
Directors and Executive Officers (3)
David A. Ayoub (4)	36,783	15,264	0.78
William A. Barclay (5)	87,585	7,028	1.85
Chris R. Burritt (6)	53,526	7,028	1.13
John P. Funiciello (7)	42,372	7,028	0.89
Adam C. Gagas (8)	194,739	13,616	4.11
George P. Joyce (9)	133,525	7,028	2.82
Melanie Littlejohn (10)	9,137	7,028	0.19
John F. Sharkey, III (11)	46,725	13,616	0.99
Lloyd "Buddy" Stemple (12)	68,405	7,028	1.44
Thomas W. Schneider (13)	78,737	15,064	1.66
James A. Dowd (14)	56,945	15,273	1.20
Ronald Tascarella (15)	105,928	9,036	2.23
Daniel R. Phillips (16)	46,888	26,824	0.99
Calvin L. Corridors (17)	41,804	13,244	0.88
Walter F. Rusnak (18)	47,469	8,696	1.00
William O'Brien (19)	24,900	13,244	0.53
All Directors and Executive Officers as a Group (16 persons)	1,075,468	186,045	22.69
Section 16 Filers			0.00
Lisa A. Kimball	12,070	2,108	0.25
Robert G. Butkowski	24,526	2,108	0.52
Ronald G. Tascarella	18,395	1,581	0.39

(1)

A person is deemed to be the beneficial owner, for purposes of this table, of any shares of common stock if he has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from April 17, 2020. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares.  This table includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power. Unless otherwise indicated, the named individual has sole voting and investment power. ESOP shares allocated to the officers are also included within their respective totals.

(2)	These options are exercisable within 60 days of April 17, 2020. They cannot be voted until exercised.
(3)	The mailing address for each person listed is 214 West First Street, Oswego, New York 13126.
(4)	Mr. Ayoub’s shares include 17,763 in a 401(k) plan and 1,647 in an IRA. He also has 1,406 restricted stock units which have not vested.
(5)

Mr. Barclay has sole voting and investment power over 18,581 shares, shared investment and voting power over 57,682 shares and custodial voting power over 4,294 shares.  He also has 1,406 restricted stock units which have not vested.

(6)	Mr. Burritt’s shares include 25,000 in an IRA. He also has 1,406 restricted stock units which have not vested.
(7)	Mr. Funiciello’s shares include 5,000 in an IRA. He also has 1,406 restricted stock units that have not vested.
(8)

Mr. Gagas’s shares include 14,300 in an IRA.  He has sole voting and investment power over 31,459 shares and shared investment and voting power over 149,664 shares.  He also has 1,406 restricted stock units that have not vested.

(9)

Mr. Joyce’s shares include 11,888 in an IRA.  He has sole voting and investment power over 22,497 shares and shared investment and voting power over 102,000 shares.  He also has 1,406 restricted stock units that have not vested.

(10)	Ms. Littlejohn has 1,406 restricted stock units that have not vested.
(11)	Mr. Sharkey’s shares include 20,000 in an IRA. He also has 1,406 restricted units that have not vested.
(12)	Mr. Stemple has sole voting and investment power over 58,877 shares and shared investment and voting power over 2,500 shares. He also has 1,406 restricted stock units that have not vested.
(13)	Mr. Schneider’s shares include 23,362 in Pathfinder Bank’s 401(k) plan and 16,977 in Pathfinder Bank’s ESOP. He also has 9,039 restricted stock units that have not vested.

(14)	Mr. Dowd’s shares include 15,727 in Pathfinder Bank’s 401(k) plan and 15,947 in Pathfinder Bank’s ESOP. He also has 4,219 restricted stock units that have not vested.
(15)

Mr. Tascarella’s shares include 20,292 in Pathfinder Bank’s 401(k) plan and 6,173 in Pathfinder Bank’s ESOP.  He has sole voting and investment power over 91,892 shares and shared investment and voting power over 5,000 shares.  He also has 4,219 restricted stock units that have not vested.

(16)	Mr. Phillip’s shares include 6,021 in Pathfinder Bank’s 401(k) plan and 9,881 in Pathfinder Bank’s ESOP. He also has 4,219 restricted stock units that have not vested.
(17)	Mr. Corrider’s shares include 15,974 in Pathfinder Bank’s 401(k) plan and 4,188 in Pathfinder Bank’s ESOP. He also has 1,686 restricted stock units that have not vested.
(18)	Mr. Rusnak’s shares include 17,000 in an IRA and 1,773 in Pathfinder Bank’s ESOP.
(19)	Mr. O’Brien’s shares include 3,255 in Pathfinder Bank’s 401(k) plan and 5,869 in Pathfinder Bank’s ESOP. He also has 1,686 restricted stock units that have not vested.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Certain Related Persons

There were no transactions or series of transactions during the Company’s last two fiscal years or any currently proposed transaction where the Company was or is a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

The Sarbanes-Oxley Act of 2002 generally prohibits an issuer from (i) extending or maintaining credit; (ii) arranging for the extension of credit; or (iii) renewing an extension of credit in the form of a personal loan for an officer or director. There are several exceptions to this general prohibition, however, one of which is applicable to us. This prohibition does not apply to loans made by a depository institution that is insured by the FDIC and is subject to the insider lending restrictions of the Federal Reserve Act.  Regulations permit executive officers and directors to receive the same loan terms through programs that are widely available to other employees, as long as the executive officer or director is not given preferential treatment compared to the other participating employees.  The Bank has made loans to each of the following officers and/or directors or their immediate families: David Ayoub, Chris Burritt, Calvin Corriders, James Dowd, John Funiciello, George Joyce, Daniel Phillips, Thomas Schneider, John Sharkey III, Lloyd Stemple, Walter Rusnak and Ronald Tascarella.

After one year of service at the Bank, full-time employees and directors are entitled to receive a primary residence mortgage loan at an interest rate of 0.50% below market, consistent with applicable laws and regulations.

The chart below lists the executive officers and directors who participated in the employee mortgage loan program during the years ended December 31, 2019 and 2018 and certain information with respect to their loans.  No other directors or executive officers participated in the employee mortgage loan program during the years ended December 31, 2019 and 2018.

	Largest Aggregate		Non-	Principal	Principal Paid	Interest Paid
	Balance 01/01/18	Interest	Employee	Balance	01/01/18 to	01/01/18 to
	to 12/31/19	Rate	Interest Rate	12/31/2019	12/31/2019	12/31/2019
Name	$	%	%	$	$	$
Thomas Schneider	164,933	5.250%	5.750%	151,364	13,569	16,648
James Dowd	89,757	2.625%	3.125%	69,804	19,953	4,076
Lloyd Stemple	183,530	2.750%	3.250%	148,063	35,467	9,168
Daniel Phillips	63,772	3.625%	4.125%	60,435	3,337	4,509

Other than the loans noted in the above table, all other loans made to directors or executive officers:

•	were made in the ordinary course of business;
•	were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company; and
•	did not involve more than normal risk of collectability or present other unfavorable features.

All transactions between us and our executive officers, directors, holders of 10% or more of the shares of the Company’s common stock and affiliates thereof, must be approved by a majority of our independent outside directors not having any interest in the transaction, pursuant to our Code of Ethics.

Independence of Directors

Our common stock is listed on the NASDAQ Capital Market. The Board of Directors has determined that all of its directors, with the exception of Mr. Schneider, are “independent” pursuant to NASDAQ’s listing requirements. In evaluating the independence of our independent directors, we considered the following transactions between us and our independent directors that are not required to be disclosed under “Transactions with Certain Related Persons:”

•	We paid $13,025 for parking in a garage in downtown Syracuse for our Pike Block Branch owned by Director John Funiciello; and
•

The law firm of which our Director William A. Barclay is a partner, was paid for real estate loan closings by borrowers and other legal matters in the amount of $8,254.  We also paid the firm $3,126 for closing services not paid by borrowers.

Our Board of Directors has determined that these transactions did not impair the independence of the named directors.  Our independent directors hold executive sessions no less than twice a year.

Item 14. Principal Accountant Fees and Services

Our Independent Registered Public Accounting Firm (the “Auditors”) for 2019 and 2018 was Bonadio & Co., LLP.

Audit Fees

Bonadio & Co., LLP billed us a total of $131,692 and $120,904 for 2019 and 2018, respectively, for the audit of our 2019 and 2018 annual consolidated financial statements, review of our Annual Report on Form 10-K, review of consolidated financial statements included in Forms 10-Q, and services normally provided in connection with statutory and regulatory filings, including out-of-pocket expenses.

Audit-related fees

Bonadio & Co., LLP billed us a total of $48,381 and $32,340 for 2019 and 2018, respectively, for audit-related fees, which included professional services rendered for the three annual audits of the Company’s employee benefit plans.

Recurring and non-recurring tax services

Bonadio & Co., LLP billed us a total of $60,550 and $38,525 in 2019 and 2018, respectively, for tax fees which included the preparation of state and federal tax returns, calculation of the quarterly tax estimates, and other tax-related consulting.  Recurring and non-recurring tax services included assistance in connection with the New York State Franchise tax examination.

All Other Fees

Bonadio & Co., LLP billed us a total of $10,500 and $0 for 2019 and 2018, respectively, for other fees which included cost segregation studies and tangible property write-offs.

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the Auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chairman when expedition of services is necessary. The Auditors and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the Auditors in accordance with this pre-approval, and the fees for the services performed to date. All of the non-audit fees incurred in 2019 and 2018 were preapproved pursuant to our policy.

The Audit Committee considered whether the provision of non-audit services was compatible with maintaining the independence of its Auditors. The Audit Committee concluded that performing such services in 2019 did not affect the auditors’ independence in performing their function as independent registered public accounting firm.

PART IV

Item 15: Exhibits and Financial Statement Schedules

(a)(1)

Financial Statements - The Company’s consolidated financial statements along with the Report of Independent Registered Public Accounting Firm for the years ended December 31, 2019 and 2018 (Incorporated herein by reference to Item 8 to Pathfinder Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, file  no. 001-36695, filed on March 23, 2020)

(a)(2)	None

(b)	Exhibits

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

3.3

Articles Supplementary to the Articles of Incorporation of Pathfinder Bancorp, Inc. designating the Company’s Series B Convertible Perpetual Preferred Stock, par value $0.01 per share (Incorporated herein by reference to Exhibit 3.1 to Pathfinder Bancorp, Inc.’s Current Report on Form 8-K, file no. 001-36695, filed on May 9, 2019)

4.1

Form of Stock Certificate of Pathfinder Bancorp, Inc. (Incorporated herein by reference to Exhibit 4 to Pathfinder Bancorp, Inc.’s  Registration Statement on Form S-1, file no. 333-196676, filed on June 11, 2014)

4.2

Indenture between Pathfinder Bancorp, Inc., a federal corporation, and Wilmington Trust Company, as trustee, dated March 22, 2007 (Incorporated herein by reference to Exhibit 4.1 to Pathfinder Bancorp, Inc.’s Current Report on Form 8-K, file no. 001-36695, filed on October 22, 2014)

4.3

Supplemental Indenture between Pathfinder Bancorp, Inc. and Wilmington Trust Company, as trustee, dated October 16, 2014 (Incorporated herein by reference to Exhibit 4.2 to Pathfinder Bancorp, Inc.’s Current Report on Form 8-K, file no. 001-36695, filed on October 22, 2014)

4.4

Warrant Agreement, by and between Pathfinder Bancorp, Inc. and Castle Creek Capital Partners VII, L.P., dated May 8, 2019 (Incorporated herein by reference to Exhibit 4.1 to Pathfinder Bancorp, Inc.’s Current Report on Form 8-K, file no. 001-36695, filed on May 9, 2019)

4.5

Description of Common Stock (Incorporated herein by reference to Exhibit 4.5 to Pathfinder Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, file no. 001-36695, filed on March 23, 2020)

10.1

2003 Executive Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 file no. 000-23601, filed on March 27, 2009)

10.2

2003 Trustee Deferred Fee Plan (Incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 file no. 000-23601, filed on March 27, 2009)

10.3

Employment Agreement between Pathfinder Bank and Thomas W. Schneider, President and Chief Executive Officer (Incorporated by reference to Exhibit 10.5 to Pathfinder Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2008, file no. 000-23601, filed on March 27, 2009)

10.4

Executive Supplemental Retirement Plan Agreement between Pathfinder Bank and Thomas W. Schneider effective February 24, 2014 (Incorporated by reference to Exhibit 10.13 to Pathfinder Bancorp, Inc.’s Current Report Form 8-K, file no. 000-23601, filed on February 25, 2014)

10.5

Executive Supplemental Retirement Plan Agreement between Pathfinder Bank and James A. Dowd effective February 24, 2014 (Incorporated by reference to Exhibit 10.15 to Pathfinder Bancorp, Inc.’s Current Report Form 8-K, file no. 000-23601, filed on February 25, 2014)

10.6

Amended and Restated Declaration of Trust among Pathfinder Bancorp, Inc., a federal corporation, as Sponsor, Wilmington Trust Company, as Delaware and Institutional Trustee, and the administrative trustees of the Pathfinder Statutory Trust II (Incorporated herein by reference to Exhibit 10.1 to Pathfinder Bancorp, Inc.’s Current Report on Form 8-K, file no. 001-36695,  filed on October 22, 2014)

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

21

Subsidiaries of Registrant (Incorporated herein by reference to Exhibit 21 to Pathfinder Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, file no. 001-36695, filed on March 23, 2020)

23

Consent of Bonadio & Co., LLP (Incorporated herein by reference to Exhibit 23 to Pathfinder Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, file no. 001-36695, filed on March 23, 2020)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition as of December 31, 2019 and 2018, (ii) the Consolidated Statements of Income for the years ended December 31, 2019 and 2018, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2019 and 2018, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2019 and 2018, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018, and (vi) the Notes to the Consolidated Financial Statements (Incorporated herein by reference to Pathfinder Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, file no. 001-36695, filed on March 23, 2020)

ITEM 16: FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pathfinder Bancorp, Inc.
Date:	April 20, 2020	By:	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer