Form 10-Q
period 2020-03-31
Pathfinder Bancorp, Inc.
filed 2020-05-29
CIK 1609065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 28, 2020, there were 4,753,883 shares outstanding of the registrant’s common stock.

PATHFINDER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.

Consolidated Statements of Condition

(Unaudited)

	March 31,	December 31,
(In thousands, except share and per share data)	2020	2019
ASSETS:
Cash and due from banks	$48,671	$8,284
Interest-earning deposits (including restricted balances of $1,300 and $0, respectively)	8,908	11,876
Total cash and cash equivalents	57,579	20,160
Available-for-sale securities, at fair value	121,458	111,134
Held-to-maturity securities, at amortized cost (fair value of $117,088 and $124,148, respectively)	120,549	122,988
Marketable equity securities, at fair value	340	534
Federal Home Loan Bank stock, at cost	4,758	4,834
Loans	750,372	745,516
Loans held-for-sale (1)	150	35,935
Less: Allowance for loan losses	9,606	8,669
Loans receivable, net	740,916	772,782
Premises and equipment, net	22,304	22,699
Operating lease right-of-use assets	2,349	2,386
Accrued interest receivable	3,700	3,712
Foreclosed real estate	58	88
Intangible assets, net	145	149
Goodwill	4,536	4,536
Bank owned life insurance	17,519	17,403
Other assets	11,432	10,402
Total assets	$1,107,643	$1,093,807

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$786,316	$774,392
Noninterest-bearing	113,544	107,501
Total deposits	899,860	881,893
Short-term borrowings	8,138	25,138
Long-term borrowings	83,299	67,987
Subordinated loans	15,136	15,128
Accrued interest payable	407	396
Operating lease liabilities	2,618	2,650
Other liabilities	9,874	9,946
Total liabilities	1,019,332	1,003,138
Shareholders' equity:
Preferred stock, par value $0.01 per share; no liquidation preference; 10,000,000 and 10,000,000 shares authorized, respectively; 1,155,283 and 1,155,283 shares issued and outstanding, respectively	12	12
Common stock, par value $0.01; 25,000,000 authorized shares; 4,740,446 and 4,709,238 shares issued and outstanding, respectively	47	47
Additional paid in capital	49,659	49,362
Retained earnings	46,174	44,839
Accumulated other comprehensive loss	(7,077)	(2,971)
Unearned ESOP	(809)	(855)
Total Pathfinder Bancorp, Inc. shareholders' equity	88,006	90,434
Noncontrolling interest	305	235
Total equity	88,311	90,669
Total liabilities and shareholders' equity	$1,107,643	$1,093,807

(1)

Based on ASC 948, Mortgage Banking, loans shall be classified as held-for-sale once a decision has been made to sell the loans and shall be transferred to the held-for-sale category at lower of cost or fair value.  At March 31, 2020, the loans under contract to be sold had a principal balance of $151,000 and net deferred fees of $76.  These loans were transferred at their fair value of $150,000 as of March 31, 2020 as the fair value of these loans was less than the amortized cost.  During the three months ended March 31, 2020, the loss recorded on the write-down of the loan held-for-sale was immaterial.   At December 31, 2019, the loans under contract to be sold had a principal balance of $35.8 million and net deferred fees of $146,000.  These loans were transferred at their amortized cost of $35.9 million as of December 31, 2019, as the fair value of these loans was greater than the amortized cost.

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended,
(In thousands, except per share data)	March 31, 2020	March 31, 2019
Interest and dividend income:
Loans, including fees	$9,242	$7,575
Debt securities:
Taxable	1,692	1,799
Tax-exempt	7	108
Dividends	70	77
Federal funds sold and interest earning deposits	32	110
Total interest and dividend income	11,043	9,669
Interest expense:
Interest on deposits	2,556	2,345
Interest on short-term borrowings	57	167
Interest on long-term borrowings	445	393
Interest on subordinated loans	206	217
Total interest expense	3,264	3,122
Net interest income	7,779	6,547
Provision for loan losses	1,067	144
Net interest income after provision for loan losses	6,712	6,403
Noninterest income:
Service charges on deposit accounts	356	282
Earnings and gain on bank owned life insurance	116	121
Loan servicing fees	49	27
Net gains on sales and redemptions of investment securities	26	79
(Losses) gains on marketable equity securities	(194)	41
Net gains (losses) on sales of loans and foreclosed real estate	672	(8)
Debit card interchange fees	163	144
Insurance agency revenue	337	243
Other charges, commissions & fees	223	164
Total noninterest income	1,748	1,093
Noninterest expense:
Salaries and employee benefits	3,247	3,650
Building and occupancy	754	655
Data processing	600	574
Professional and other services	316	336
Advertising	176	239
FDIC assessments	189	111
Audits and exams	125	100
Insurance agency expense	192	199
Community service activities	107	138
Foreclosed real estate expenses	30	237
Other expenses	509	472
Total noninterest expense	6,245	6,711
Income before income taxes	2,215	785
Provision for income taxes	455	251
Net income attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	1,760	534
Net income attributable to noncontrolling interest	70	20
Net income attributable to Pathfinder Bancorp Inc.	$1,690	$514
Convertible preferred stock dividends	69	-
Warrant dividends	8	-
Undistributed earnings allocated to participating securities	290	-
Net income available to common shareholders	$1,323	$514

Earnings per common share - basic	$0.29	$0.12
Earnings per common share - diluted	$0.29	$0.12
Dividends per common share	$0.06	$0.06

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
(In thousands)	March 31, 2020	March 31, 2019
Net Income	$1,760	$534

Other Comprehensive (Loss) Income

Retirement Plans:
Retirement plan net losses recognized in plan expenses	58	84

Unrealized holding (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains arising during the period	(3,633)	1,988
Reclassification adjustment for net gains included in net income	(26)	(79)
Net unrealized (losses) gains on available-for-sale securities	(3,659)	1,909

Derivatives and hedging activities:
Unrealized holding losses arising during the period	(1,344)	-
Net unrealized losses on derivatives and hedging activities	(1,344)	-

Accretion of net unrealized loss on securities transferred to held-to- maturity(1)	8	6

Other comprehensive (loss) income, before tax	(4,937)	1,999
Tax effect	1,037	(419)
Other comprehensive (loss) income, net of tax	(3,900)	1,580
Comprehensive (loss) income	$(2,140)	$2,114
Comprehensive income, attributable to noncontrolling interest	$70	$20
Comprehensive (loss) income attributable to Pathfinder Bancorp, Inc.	$(2,210)	$2,094

Tax Effect Allocated to Each Component of Other Comprehensive (Loss) Income
Retirement plan net losses recognized in plan expenses	$(12)	$(19)
Unrealized holding (losses) gains on available-for-sale securities arising during the period	764	(416)
Reclassification adjustment for net gains included in net income	5	17
Unrealized losses on derivatives and hedging arising during the period	282	-
Accretion of net unrealized loss on securities transferred to held-to- maturity(1)	(2)	(1)
Income tax effect related to other comprehensive (loss) income	$1,037	$(419)

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

Pathfinder Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended March 31, 2020 and March 31, 2019

(Unaudited)

					Accumulated
			Additional		Other Com-		Non-
	Preferred	Common	Paid in	Retained	prehensive	Unearned	controlling
(In thousands, except share and per share data)	Stock	Stock	Capital	Earnings	Loss	ESOP	Interest	Total
Balance, January 1, 2020	$12	$47	$49,362	$44,839	$(2,971)	$(855)	$235	$90,669
Net income	-	-	-	1,690	-	-	70	1,760
Reevaluation of deferred tax asset valuation allowance (1)	-	-	-	-	(206)	-	-	(206)
Other comprehensive loss, net of tax	-	-	-	-	(3,900)	-	-	(3,900)
ESOP shares earned (6,111 shares)	-	-	37	-	-	46	-	83
Stock based compensation	-	-	66	-	-	-	-	66
Stock options exercised	-	-	194	-	-	-	-	194
Common stock dividends declared ($0.06 per share)	-	-	-	(278)	-	-	-	(278)
Preferred stock dividends declared ($0.06 per share)	-	-	-	(69)	-	-	-	(69)
Warrant dividends declared ($0.06 per share)	-	-	-	(8)	-	-	-	(8)
Balance, March 31, 2020	$12	$47	$49,659	$46,174	$(7,077)	$(809)	$305	$88,311

Balance, January 1, 2019	$-	$44	$29,139	$42,114	$(6,042)	$(1,034)	$238	$64,459
Net income	-	-	-	514	-	-	20	534
Other comprehensive income, net of tax	-	-	-	-	1,580	-	-	1,580
ESOP shares earned (6,111 shares)	-	-	42	-	-	45	-	87
Stock based compensation	-	-	73	-	-	-	-	73
Stock options exercised	-	-	200	-	-	-	-	200
Cumulative effect of change in measurement of operating leases (2)	-	-	-	(239)	-	-	-	(239)
Common stock dividends declared ($0.06 per share)	-	-	-	(256)	-	-	-	(256)
Balance, March 31, 2019	$-	$44	$29,454	$42,133	$(4,462)	$(989)	$258	$66,438

(1)

Management determined that the Company, under the current New York State (“NYS”) tax code, was highly unlikely to incur a material NYS tax liability in the foreseeable future. As a result, certain net current and deferred tax assets, related to GAAP vs. tax timing differences under previous NYS tax law were no longer going to provide any future tax benefit. The substantial majority of these net deferred tax assets were offset by a related valuation allowance established in prior periods. Therefore, the Company eliminated its remaining NYS net deferred tax asset balances and the related valuation allowance on January 1, 2020.  The effect of these eliminations required an adjustment to other comprehensive income balances and had no effect on 2020 reported earnings.

(2)	Cumulative effect of the adoption of ASU 2016-02, Leases (Topic 842), based on the difference in the right-of-use asset and lease liability as of January 1, 2019.

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
(In thousands)	2020	2019
OPERATING ACTIVITIES
Net income attributable to Pathfinder Bancorp, Inc.	$1,690	$514
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	1,067	144
Amortization of operating leases	5	11
Proceeds from sales of loans	36,614	-
Originations of loans held-for-sale	(150)	-
Realized losses (gains) on sales, redemptions and calls of:
Real estate acquired through foreclosure	7	8
Loans	(679)	-
Available-for-sale investment securities	-	(86)
Held-to-maturity investment securities	(26)	7
Marketable equity securities	194	(41)
Depreciation	414	360
Amortization of mortgage servicing rights	(279)	3
Amortization of deferred loan costs	75	66
Amortization of deferred financing from subordinated debt	8	8
Earnings and gain on bank owned life insurance	(116)	(121)
Net amortization of premiums and discounts on investment securities	268	228
Amortization of intangible assets	4	4
Stock based compensation and ESOP expense	149	160
Net change in accrued interest receivable	12	(296)
Net change in other assets and liabilities	(1,262)	(2,532)
Net cash flows from operating activities	37,995	(1,563)
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(38,422)	(5,081)
Purchase of investment securities held-to-maturity	(7,492)	(26,835)
Purchase of Federal Home Loan Bank stock	(1,121)	(1,346)
Proceeds from redemption of Federal Home Loan Bank stock	1,197	3,195
Proceeds from maturities and principal reductions of investment securities available-for-sale	24,244	6,879
Proceeds from maturities and principal reductions of investment securities held-to-maturity	8,824	1,906
Proceeds from sales, redemptions and calls of:
Available-for-sale investment securities	-	22,277
Held-to-maturity investment securities	1,068	30
Real estate acquired through foreclosure	81	1,020
Net change in loans	(5,119)	(38,031)
Purchase of premises and equipment	(19)	(1,276)
Net cash flows from investing activities	(16,759)	(37,262)

FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts, money management deposit accounts, MMDA accounts and escrow deposits	35,546	960
Net change in time deposits	2,137	43,477
Net change in brokered deposits	(19,716)	34,031
Net change in short-term borrowings	(17,000)	(26,000)
Payments on long-term borrowings	-	(15,100)
Proceeds from long-term borrowings	15,312	-
Proceeds from exercise of stock options	194	200
Cash dividends paid to common shareholders	(283)	(263)
Cash dividends paid to preferred shareholders	(69)	-
Cash dividends paid on warrants	(8)	-
Change in noncontrolling interest, net	70	20
Net cash flows from financing activities	16,183	37,325
Change in cash and cash equivalents	37,419	(1,500)
Cash and cash equivalents at beginning of period	20,160	26,316
Cash and cash equivalents at end of period	$57,579	$24,816
CASH PAID DURING THE PERIOD FOR:
Interest	$3,253	$2,955
Income taxes	200	-
NON-CASH INVESTING ACTIVITY
Real estate acquired in exchange for loans	58	479
RESTRICTED CASH
Federal Reserve Bank Reserve Requirements included in interest earning deposits	-	4,632
Collateral deposits for hedge position included in interest earning deposits	1,300	-

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1:   Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc., (the “Company”), Pathfinder Bank (the “Bank”) and its other wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Certain amounts in the 2019 consolidated financial statements may have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income or comprehensive income as previously reported.  Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020 or any other interim period.

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

Note 2:   New Accounting Pronouncements

The Financial Accounting Standards FASB (“FASB”) and, to a lesser extent, other authoritative rulemaking bodies, promulgate generally accepted accounting principles (“GAAP”) to regulate the standards of accounting in the United States.  From time to time, the FASB issues new GAAP standards, known as Accounting Standards Updates (“ASUs”) some of which, upon adoption, may have the potential to change the way in which the Company recognizes or reports within its consolidated financial statements.  The following presentation provides a description of standards adopted in the first quarter of 2020 as well as standards that are not currently effective, but could have an impact on the Company's consolidated financial statements upon adoption.

Standards Adopted in 2020

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

Effect on Consolidated Financial Statements:  The adoption of this ASU had no material impact to its consolidated statements of condition or income.

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

Effect on Consolidated Financial Statements:  The adoption of this ASU had no material impact to its consolidated statements of condition or income.

____

Standard: Various Codification Improvements (ASU 2019-04: Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments)

Description:  Since 2016, the FASB has issued the following Updates related to financial instruments:

1.	Accounting Standards Update No. 2016-01, Financial Instruments—Overall [Subtopic 825-10]: Recognition and Measurement of Financial Assets and Financial Liabilities;
2.	Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses [Topic 326]: Measurement of Credit Losses on Financial Instruments; and
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

Effect on Consolidated Financial Statements:  The adoption of this ASU had no material impact to its consolidated statements of condition or income.

____

Standards Not Yet Adopted as of March 31, 2020

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

_____

Standard:  Transition Relief for the Implementation of ASU-2016-13 (ASU 2019-5: Financial Instruments—Credit Losses [Topic 326]: Targeted Transition Relief)

Description: The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments—Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of Topic 326.  The fair value option election does not apply to held-to-maturity debt securities. An entity that elects the fair value option should subsequently apply the guidance in Subtopics 820-10, Fair Value Measurement—Overall, and 825-10.  General guidance for the use of the fair value option is contained in Subtopic 825-10. The irrevocable election of the fair value option must be applied on an instrument-by-instrument basis for eligible instruments, whose characteristics are within the scope of Subtopic 326-20.  Upon adoption of Topic 326, for items measured at fair value in accordance with paragraph 326-10-65-1(i), the difference between the carrying amount and the fair value shall be recorded by means of a cumulative-effect adjustment to the opening retained earnings balance as of the beginning of the first reporting period that an entity has adopted ASU 2016-13. Those differences may include, but are not limited to: (1) unamortized deferred costs, fees, premiums, and discounts (2) valuation allowances (for example, allowance for loan losses), or (3) accrued interest.

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

_____

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

2.

Transition Relief for Troubled Debt Restructurings (TDRs):  The amendments provide transition relief by permitting entities an accounting policy election to adjust the effective interest rate on existing TDRs using prepayment assumptions on the date of adoption of Topic 326 rather than the prepayment assumptions in effect immediately before the restructuring.

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

____

Standard: Reference Rate Reform (ASU 2020-04- Facilitation of the Effects of Reference Rate Reform on Financial Reporting)

Description: The amendments provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments (1) apply to contract modifications that replace a reference rate affected by reference rate reform, (2) provide exceptions to existing guidance related to changes to the critical terms of a hedging relationship due to reference rate reform (3) provide optional expedients for fair value hedging relationships, cash flow hedging relationships, and net investment hedging relationships, and (4) provide a onetime election to sell, transfer, or both sell and transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and that are classified as held to maturity before January 1, 2020.

Required Date of Implementation:   The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022.

Effect on Consolidated Financial Statements:   The amendments for contract modifications can be elected to be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. The amendments for existing hedging relationships can be elected to be applied as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company is evaluating the impact that the guidance will have on its consolidated financial statements.

Note 3:   Earnings per Common Share

The Company entered into a securities purchase agreement with Castle Creek Capital Partners VII, L.P. on May 8, 2019, pursuant to which the Company sold: (i) 37,700 shares of the Company’s common stock, par value $0.01 per share, at a purchase price of $14.25 per share; (ii) 1,155,283 shares of a new series of preferred stock, Series B convertible perpetual preferred stock, par value $0.01 per share, at a purchase price of $14.25 per share; and (iii) a warrant, with an approximate fair value of $373,000, to purchase 125,000 shares of common stock of the Company at an exercise price equal to $14.25 per share, in a private placement transaction (the “Private Placement”) for gross proceeds of approximately $17.0 million.  As a result of the securities purchase agreement, the Company has common stock, preferred stock and a warrant that are all eligible to participate in dividends equal to the common stock dividends on a per share basis. Securities that participate in dividends, such as the Company’s preferred stock and warrant, are considered “participating securities.”  The Company calculates net income available to common shareholders using the two-class method required for capital structures that include participating securities.

In applying the two-class method for the three months ended March 31, 2020, basic net income per share was calculated by dividing net income (less any dividends on participating securities) by the weighted average number of shares of common stock and participating securities outstanding for the period. Diluted earnings per share may include the additional effect of other securities, if dilutive, in which case the dilutive effect of such securities is calculated by applying either the two-class method or the Treasury Stock method to the assumed exercise or vesting of potentially dilutive common shares.  The method yielding the more dilutive result is ultimately reported for the applicable period. Potentially dilutive common stock equivalents primarily consist of employee stock options and restricted stock units. Unallocated common shares held by the ESOP are not included in the weighted average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released to plan participants.

Basic earnings per share for the three months ended March 31, 2019 was calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Net income available to common shareholders is net income to Pathfinder Bancorp, Inc. less the total of preferred dividends declared, if any.  Diluted earnings per share include the potential dilutive effect that could occur upon the assumed exercise of issued stock options using the Treasury Stock method.  Unallocated common shares held by the ESOP are not included in the weighted average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released to plan participants.

Anti-dilutive shares are common stock equivalents with average exercise prices in excess of the weighted average market price for the period presented.  Anti-dilutive stock options, not included in the computation below, were -0- for both the three months ended March 31, 2020 and March 31, 2019.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three months ended
	March 31,
(In thousands, except per share data)	2020	2019
Net income attributable to Pathfinder Bancorp, Inc.	$1,690	$514
Convertible preferred stock dividends	69	-
Warrant dividends	8	-
Undistributed earnings allocated to participating securities	290	-
Net income available to common shareholders	$1,323	$514

Basic weighted average common shares outstanding	4,607	4,244
Effect of assumed exercise of stock options and unvested restricted stock units	-	64
Diluted weighted average common shares outstanding	4,607	4,308

Basic earnings per common share	$0.29	$0.12
Diluted earnings per common share	$0.29	$0.12

Note 4:   Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	March 31, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$19,645	$25	$(25)	$19,645
State and political subdivisions	7,395	-	(515)	6,880
Corporate	12,303	244	(337)	12,210
Asset backed securities	14,227	-	(1,811)	12,416
Residential mortgage-backed - US agency	20,112	173	(139)	20,146
Collateralized mortgage obligations - US agency	35,843	62	(805)	35,100
Collateralized mortgage obligations - Private label	15,680	7	(832)	14,855
Total	125,205	511	(4,464)	121,252
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$125,411	$511	$(4,464)	$121,458

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$1,999	$13	$-	$2,012
State and political subdivisions	8,484	75	(81)	8,478
Corporate	24,780	210	(1,012)	23,978
Asset backed securities	26,016	-	(1,992)	24,024
Residential mortgage-backed - US agency	13,157	320	(66)	13,411
Collateralized mortgage obligations - US agency	22,950	378	(177)	23,151
Collateralized mortgage obligations - Private label	23,163	-	(1,129)	22,034
Total held-to-maturity	$120,549	$996	$(4,457)	$117,088

	December 31, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$16,850	$-	$(30)	$16,820
State and political subdivisions	1,735	1	-	1,736
Corporate	12,347	230	(23)	12,554
Asset backed securities	13,190	61	(19)	13,232
Residential mortgage-backed - US agency	19,012	56	(88)	18,980
Collateralized mortgage obligations - US agency	31,320	35	(570)	30,785
Collateralized mortgage obligations - Private label	16,767	97	(43)	16,821
Total	111,221	480	(773)	110,928
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$111,427	$480	$(773)	$111,134

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$1,998	$2	$-	$2,000
State and political subdivisions	8,534	124	(4)	8,654
Corporate	25,779	584	(29)	26,334
Asset backed securities	23,099	101	(115)	23,085
Residential mortgage-backed - US agency	13,715	247	(3)	13,959
Collateralized mortgage obligations - US agency	19,607	300	(29)	19,878
Collateralized mortgage obligations - Private label	30,256	35	(53)	30,238
Total held-to-maturity	$122,988	$1,393	$(233)	$124,148

The amortized cost and estimated fair value of debt investments at March 31, 2020 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$13,259	$13,276	$2,812	$2,818
Due after one year through five years	12,485	12,359	20,137	19,536
Due after five years through ten years	13,858	13,201	20,762	20,032
Due after ten years	13,968	12,315	17,568	16,106
Sub-total	53,570	51,151	61,279	58,492
Residential mortgage-backed - US agency	20,112	20,146	13,157	13,411
Collateralized mortgage obligations - US agency	35,843	35,100	22,950	23,151
Collateralized mortgage obligations - Private label	15,680	14,855	23,163	22,034
Totals	$125,205	$121,252	$120,549	$117,088

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	March 31, 2020
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	1	$(25)	$4,952	-	$-	$-	1	$(25)	$4,952
State and political subdivisions	5	(515)	5,390	-	-	-	5	(515)	5,390
Corporate	8	(337)	5,143	-	-	-	8	(337)	5,143
Asset backed securities	11	(1,797)	12,027	1	(14)	367	12	(1,811)	12,394
Residential mortgage-backed - US agency	7	(133)	7,989	1	(6)	1,483	8	(139)	9,472
Collateralized mortgage obligations - US agency	11	(212)	18,524	8	(593)	7,132	19	(805)	25,656
Collateralized mortgage obligations - Private label	9	(477)	9,434	4	(355)	4,339	13	(832)	13,773
Totals	52	$(3,496)	$63,459	14	$(968)	$13,321	66	$(4,464)	$76,780
Held-to-Maturity Portfolio
State and political subdivisions	2	$(81)	$3,046	-	$-	$-	2	$(81)	$3,046
Corporate	12	(1,012)	12,236	-	-	-	12	(1,012)	12,236
Asset backed securities	12	(1,992)	22,048	-	-	-	12	(1,992)	22,048
Residential mortgage-backed - US agency	3	(66)	4,021	-	-	-	3	(66)	4,021
Collateralized mortgage obligations - US agency	3	(177)	5,623	-	-	-	3	(177)	5,623
Collateralized mortgage obligations - Private label	11	(1,089)	14,214	2	(40)	811	13	(1,129)	15,025
Totals	43	$(4,417)	$61,188	2	$(40)	$811	45	$(4,457)	$61,999

	December 31, 2019
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	4	$(30)	$16,820	-	$-	$-	4	$(30)	$16,820
Corporate	1	(23)	786	-	-	-	1	(23)	786
Asset backed securities	3	(7)	5,211	1	(12)	594	4	(19)	5,805
Residential mortgage-backed - US agency	10	(77)	10,709	4	(11)	2,543	14	(88)	13,252
Collateralized mortgage obligations - US agency	10	(67)	15,791	10	(503)	10,034	20	(570)	25,825
Collateralized mortgage obligations - Private label	2	(7)	3,818	5	(36)	3,959	7	(43)	7,777
Totals	30	$(211)	$53,135	20	$(562)	$17,130	50	$(773)	$70,265
Held-to-Maturity Portfolio
State and political subdivisions	1	$(4)	$3,027	-	$-	$-	1	$(4)	$3,027
Corporate	2	(29)	2,974	-	-	-	2	(29)	2,974
Asset backed securities	6	(115)	11,091	-	-	-	6	(115)	11,091
Residential mortgage-backed - US agency	-	-	-	1	(3)	198	1	(3)	198
Collateralized mortgage obligations - US agency	2	(29)	4,907	-	-	-	2	(29)	4,907
Collateralized mortgage obligations - Private label	6	(49)	9,396	2	(4)	1,132	8	(53)	10,528
Totals	17	$(226)	$31,395	3	$(7)	$1,330	20	$(233)	$32,725

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

Management does not believe any individual unrealized loss in the securities portfolio as of March 31, 2020 represented OTTI.  At March 31, 2020, the Bank had the following securities, in a loss position for 12 months or more relative to their amortized historical cost, which were deemed to have no credit impairment, thus, the disclosed unrealized losses related directly to changes in interest rates subsequent to the acquisition of the individual securities.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

•

One privately-issued asset-backed security, categorized as available-for-sale, with an amortized historical cost of $381,000 and an aggregate market value of $367,000 (unrealized loss of $14,000 or 3.8%).  This security maintains a credit rating established by one or more NRSRO above the minimum level required to be considered as investment grade and therefore, no credit-related OTTI is deemed to be present.

•

Four privately-issued collateralized mortgage obligation securities, categorized as available-for-sale, with an aggregate amortized historical cost of $4.7 million and an aggregate market value of $4.3 million (unrealized aggregate loss of $355,000 or 8.2%).  These securities were not rated at the time of their issuances by any NRSRO but each security remains significantly collateralized through subordination and other credit enhancements. Therefore, no credit-related OTTI is deemed to be present.

•

Two privately-issued collateralized mortgage obligation securities, categorized as held-to-maturity, with an aggregate amortized historical cost of $851,000 and an aggregate market value of $811,000 (aggregate unrealized loss of $40,000 or 4.9%).  These securities were not rated at the time of their issuance by any NRSRO but each security remains significantly collateralized through subordination and other credit enhancements. Therefore, no credit-related OTTI is deemed to be present.

All other securities with market values less than their amortized historical costs are issued by United States agencies or government sponsored enterprises and consist of mortgage-backed securities, collateralized mortgage obligations and direct agency financings.  These positions in US government agency and government-sponsored enterprises are deemed to have no credit impairment, thus, the disclosed unrealized losses related directly to changes in interest rates subsequent to the acquisition of the individual securities.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the length of time the equity security’s fair value has been below the carrying amount. The Company had no equity securities that were impaired at March 31, 2020 or December 31, 2019.

The comprehensive loss recorded in the quarter ended March 31, 2020 was primarily the result of the unrealized depreciation in the fair market value of the available-for-sale investment securities portfolio during the three months ended March 31, 2020.  This depreciation was primarily due to the effects of the COVID-19 pandemic on global fixed income markets at the end of March 2020, as trading activity in those markets was substantially halted and normal market-based price discovery mechanisms were temporarily, but substantially, incapacitated. As a result, available market price quotations for many of the securities within the Company’s investment securities portfolio were not reflective of the fair values that would be obtainable in normally functioning markets.

Gross realized gains (losses) on sales of securities for the indicated periods are detailed below:

	For the three months
	ended March 31,
(In thousands)	2020	2019
Realized gains on investments	$33	$222
Realized losses on investments	(7)	(143)
	$26	$79

As of March 31, 2020 and December 31, 2019, securities with a fair value of $113.5 million and $92.4 million, respectively, were pledged to collateralize certain municipal deposit relationships.  As of the same dates, securities with a fair value of $25.6 million and $21.3 million, respectively, were pledged against certain borrowing arrangements.

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

The composition of net periodic pension plan and postretirement plan costs for the indicated periods is as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended March 31,
(In thousands)	2020	2019	2020	2019
Service cost	$-	$-	$-	$-
Interest cost	116	124	4	5
Expected return on plan assets	(273)	(234)	-	-
Amortization of prior service credits	-	-	(1)	(1)
Amortization of net losses	57	82	2	3
Net periodic benefit plan (benefit) cost	$(100)	$(28)	$5	$7

The Company will evaluate the need for further contributions to the defined benefit pension plan during 2020.  The prepaid pension asset is recorded in other assets on the statement of condition as of March 31, 2020 and December 31, 2019.

Note 6:   Loans

Major classifications of loans at the indicated dates are as follows:

	March 31,	December 31,
(In thousands)	2020	2019
Residential mortgage loans:
1-4 family first-lien residential mortgages	$212,149	$209,559
Construction	2,338	3,963
Loans held-for-sale (1)	150	35,790
Total residential mortgage loans	214,637	249,312

Commercial loans:
Real estate	261,929	254,257
Lines of credit	59,354	58,617
Other commercial and industrial	84,774	82,092
Tax exempt loans	7,937	8,067
Total commercial loans	413,994	403,033

Consumer loans:
Home equity and junior liens	44,732	46,389
Other consumer	76,839	82,607
Total consumer loans	121,571	128,996

Total loans	750,202	781,341
Net deferred loan fees	320	110
Less allowance for loan losses	(9,606)	(8,669)
Loans receivable, net	$740,916	$772,782

(1)

Based on ASC 948, Mortgage Banking, loans shall be classified as held-for-sale once a decision has been made to sell the loans and shall be transferred to the held-for-sale category at lower of cost or fair value. At March 31, 2020, the loans under contract to be sold had a principal balance of $151,000 and net deferred fees of $76.  These loans were transferred at their fair value of $150,000 as of March 31, 2020 as the fair value of these loans was less than the amortized cost.  During the three months ended March 31, 2020, the loss recorded on the write-down of the loan held-for-sale was immaterial.  At December 31, 2019 the loans under contract to be sold had a principal balance of $35.8 million and net deferred fees of $146,000.  These loans were transferred at their amortized cost of $35.9 million as of December 31, 2019, as the fair value of these loans was greater than the amortized cost.

Although the Bank may sometimes purchase or fund loan participation interests outside of its primary market areas, the Bank generally originates residential mortgage, commercial, and consumer loans largely to customers throughout Oswego and Onondaga counties. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers’ abilities to honor their loan contracts is dependent upon the counties’ employment and economic conditions.

As part of the Company’s overall balance sheet management strategies and the management’s ongoing efforts to profitably deploy its increased capital position following the equity sales transactions completed in May 2019, the Bank acquired seven diverse pools of loans, originated by unrelated third parties, in six separate transactions during 2019.  The purchase of participations in loans that are originated by third parties only occurs after the completion of thorough pre-acquisition due diligence.  Loans in which the Company acquires a participating interest are determined to meet, in all material respects, the Company’s internal underwriting policies, including credit and collateral suitability thresholds, prior to acquisition.  In addition, the financial condition of the originating entity, which are generally retained as the ongoing loan servicing provider for participations acquired by the Bank, are analyzed prior to the acquisition of the participating interests and monitored on a regular basis thereafter for the life of those interests.

The Bank acquired $15.6 million, $10.2 million, and $24.6 million of loans originated by an unrelated financial institution, located outside of the Bank’s market area, in January 2017, April 2017, and March 2019, respectively.  The acquired loan pools represented a 90% participating interest in a total of 2,283 loans secured by liens on automobiles with maturities ranging primarily from two to six years.  These loans will be serviced through their respective maturities by the originating financial institution.  At March 31, 2020 and December 31, 2019, there were 1,573 loans outstanding with a remaining outstanding carrying value of $24.9 million and 1,657 loans outstanding with a remaining outstanding carrying value of $27.2 million, respectively.  The unamortized premium included in the carrying value at March 31, 2020 and December 31, 2019 was $833,000 and $930,000, respectively.  Since the acquisition of these loan pools, a total of 32 loans had cumulative net charge-offs totaling $204,000, with $8,000 in net-charge-offs for the three months ended March 31, 2020 and $37,000 in net charge-offs for the three months ended March 31, 2019.

                                                                                                                                                                                                                                                                                                                                                                  The Bank acquired a $5.0 million pool of consumer loans and a $5.0 million pool of commercial and industrial loans originated by an unrelated financial institution, located outside of the Bank’s market area, in June 2019.  In December 2019, the Bank acquired an additional $1.8 million in commercial and industrial loans and $392,000 of consumer loans from the same institution.  The acquired loan pools represented a 100% interest in a total of 89 unsecured consumer loans and a total of 43 commercial and industrial loans.  These loans have maturities ranging primarily from four to ten years. At March 31, 2020, there were 85 unsecured consumer loans outstanding with a remaining outstanding carrying value of $4.7 million and 43 commercial and industrial loans outstanding with a remaining outstanding carrying value of $6.4 million.  At December 31, 2019, there were 87 unsecured consumer loans outstanding with a remaining outstanding carrying value of $5.0 million and 43 commercial and industrial loans outstanding with a remaining outstanding carrying value of $6.6 million. These loans have no unamortized premium or discount included in the carrying value.  No charge-offs have occurred since the acquisition of these loan pools.

The Bank acquired a $21.9 million pool of home equity lines of credit originated by an unrelated financial technology company, located outside of the Bank’s market area, in August 2019.   The acquired loan pool represented a 100% interest in a total of 395 secured home equity lines of credit.  These lines of credit have maturities ranging primarily from four to thirty years. These lines of credit will be serviced through their respective maturities by the originating financial technology company.  At March 31, 2020 and December 31, 2019, there were 355 secured home equity lines of credit outstanding with a remaining outstanding carrying value of $18.8 million and there were 376 secured home equity lines of credit outstanding with a remaining outstanding carrying value of $20.1 million, respectively.  The unamortized premium included in the carrying value at March 31, 2020 and December 31, 2019 was $368,000 and $390,000, respectively.  No charge-offs have occurred since the acquisition of these loan pools.

The Bank acquired a $26.6 million pool of unsecured consumer loans originated by an unrelated financial technology company, located outside of the Bank’s market area, in November 2019.  The acquired loan pool represents a 59.2% interest in a total of 2,787 unsecured consumer loans.  These loans have maturities ranging primarily from three to five years. These loans will be serviced through their respective maturities by the originating unrelated financial technology company.  At March 31, 2020 and December 31, 2019, there were 2,754 unsecured consumer loans outstanding with a remaining outstanding carrying value of $23.7 million and 2,768 unsecured consumer loans outstanding with a remaining outstanding carrying value of $25.8 million, respectively.  The unamortized premium included in the carrying value at March 31, 2020 and December 31, 2019 was $100,000 and $114,000, respectively.    Since the acquisition of theses loan pools, a total of one loan had a cumulative net charge-off totaling $19,000, with $19,000 in net charge-offs for the three months ended March 31, 2020.

The Bank acquired a $10.3 million pool of unsecured consumer loans originated by an unrelated financial technology company, located outside of the Bank’s market area, in December 2019.  The acquired loan pool represents a 100% interest in a total of 4,259 unsecured consumer loans.  These loans have maturities ranging primarily from less than one year to seven years. These loans will be serviced through their respective maturities by the originating unrelated financial technology company.  At March 31, 2020 and December 31, 2019, there were 3,936 unsecured consumer loans outstanding with a remaining outstanding carrying value of $8.8 million and 4,259 unsecured consumer loans outstanding with a remaining outstanding carrying value of $10.3 million, respectively. The unamortized premium included in the carrying value at March 31, 2020 and December 31, 2019 was $213,000 and $245,000, respectively.    No charge-offs have occurred since the acquisition of these loan pools.

The Bank acquired a $2.1 million pool of secured first lien residential mortgage loans originated by an unrelated non-profit housing and community development organization, located within the Bank’s market area, in December 2019.  The acquired loan pool represents a 100% interest in a total of 25 secured first lien residential mortgage loans.  These loans have maturities ranging primarily from 22 to 24 years. These loans will be serviced through their respective maturities by the unrelated non-profit housing and community development organization.  At March 31, 2020 and December 31, 2019, there were 25 residential mortgage loans outstanding with a remaining outstanding carrying value of $2.0 million and 25 residential mortgage loans outstanding with a remaining outstanding carrying value of $2.1 million, respectively.   The unamortized premium included in the carrying value at March 31, 2020 and December 31, 2019, was $133,000 and $135,000, respectively.     No charge-offs have occurred since the acquisition of these loan pools.

As of March 31, 2020 and December 31, 2019, residential mortgage loans with a carrying value of $110.3 million and $136.9 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

Loan Origination / Risk Management

The Company’s lending policies and procedures are presented in Note 5 to the audited consolidated financial statements included in the 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2020 and have not changed.

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
Other consumer

The following tables present the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	As of March 31, 2020
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$208,451	$1,037	$1,473	$1,188	$212,149
Construction	2,338	-	-	-	2,338
Loans held-for-sale	150	-	-	-	150
Total residential mortgage loans	210,939	1,037	1,473	1,188	214,637
Commercial loans:
Real estate	245,927	12,523	2,771	708	261,929
Lines of credit	51,845	7,207	302	-	59,354
Other commercial and industrial	75,475	8,367	891	41	84,774
Tax exempt loans	7,937	-	-	-	7,937
Total commercial loans	381,184	28,097	3,964	749	413,994
Consumer loans:
Home equity and junior liens	43,844	159	454	275	44,732
Other consumer	76,489	174	176	-	76,839
Total consumer loans	120,333	333	630	275	121,571
Total loans	$712,456	$29,467	$6,067	$2,212	$750,202

	As of December 31, 2019
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$205,554	$1,093	$1,731	$1,181	$209,559
Construction	3,963	-	-	-	3,963
Loans held-for-sale	35,790	-	-	-	35,790
Total residential mortgage loans	245,307	1,093	1,731	1,181	249,312
Commercial loans:
Real estate	238,288	12,473	3,194	302	254,257
Lines of credit	50,396	7,945	276	-	58,617
Other commercial and industrial	72,653	8,473	923	43	82,092
Tax exempt loans	8,067	-	-	-	8,067
Total commercial loans	369,404	28,891	4,393	345	403,033
Consumer loans:
Home equity and junior liens	45,414	191	477	307	46,389
Other consumer	82,252	167	188	-	82,607
Total consumer loans	127,666	358	665	307	128,996
Total loans	$742,377	$30,342	$6,789	$1,833	$781,341

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

An age analysis of past due loans, not including net deferred loan costs, segregated by portfolio segment and class of loans, as of March 31, 2020 and December 31, 2019, are detailed in the following tables:

	As of March 31, 2020

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,569	$600	$1,040	$3,209	$208,940	$212,149
Construction	-	-	-	-	2,338	2,338
Loans held-for-sale	-	-	-	-	150	150
Total residential mortgage loans	1,569	600	1,040	3,209	211,428	214,637
Commercial loans:
Real estate	5,829	-	2,268	8,097	253,832	261,929
Lines of credit	2,838	1,967	111	4,916	54,438	59,354
Other commercial and industrial	1,388	3,738	232	5,358	79,416	84,774
Tax exempt loans	-	-	-	-	7,937	7,937
Total commercial loans	10,055	5,705	2,611	18,371	395,623	413,994
Consumer loans:
Home equity and junior liens	147	72	429	648	44,084	44,732
Other consumer	243	164	228	635	76,204	76,839
Total consumer loans	390	236	657	1,283	120,288	121,571
Total loans	$12,014	$6,541	$4,308	$22,863	$727,339	$750,202

	As of December 31, 2019

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$947	$744	$1,613	$3,304	$206,255	$209,559
Construction	-	-	-	-	3,963	3,963
Loans held-for-sale	-	-	-	-	35,790	35,790
Total residential mortgage loans	947	744	1,613	3,304	246,008	249,312
Commercial loans:
Real estate	953	100	2,271	3,324	250,933	254,257
Lines of credit	4,464	25	68	4,557	54,060	58,617
Other commercial and industrial	2,747	315	591	3,653	78,439	82,092
Tax exempt loans	-	-	-	-	8,067	8,067
Total commercial loans	8,164	440	2,930	11,534	391,499	403,033
Consumer loans:
Home equity and junior liens	315	130	480	925	45,464	46,389
Other consumer	335	50	151	536	82,071	82,607
Total consumer loans	650	180	631	1,461	127,535	128,996
Total loans	$9,761	$1,364	$5,174	$16,299	$765,042	$781,341

Nonaccrual loans, segregated by class of loan, were as follows:

	March 31,	December 31,
(In thousands)	2020	2019
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,040	$1,613
	1,040	1,613
Commercial loans:
Real estate	2,336	2,343
Lines of credit	111	68
Other commercial and industrial	522	591
	2,969	3,002
Consumer loans:
Home equity and junior liens	429	480
Other consumer	228	151
	657	631
Total nonaccrual loans	$4,666	$5,246

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

The Company had no loans that have been modified as TDRs for the three months ended March 31, 2020.

The Company had no loans that have been modified as TDRs for the three months ended March 31, 2019.

The Company is required to disclose loans that have been modified as TDRs within the previous 12 months in which there was payment default after the restructuring.  The Company defines payment default as any loans 90 days past due on contractual payments.

The Company had no loans that had been modified as TDRs during the twelve months prior to March 31, 2020, which had subsequently defaulted during the three months ended March 31, 2020.

The Company had no loans that had been modified as TDRs during the twelve months prior to March 31, 2019, which had subsequently defaulted during the three months ended March 31, 2019.

The United States has been operating under a state of emergency related to the Coronavirus Disease 2019 (“COVID-19”) pandemic since March 13, 2020.  The direct and indirect effects of the COVID-19 pandemic have resulted in a dramatic reduction in economic activity that has severely hampered the ability for businesses and consumers to meet their current repayment obligations. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed into law on March 27, 2020, in addition to providing financial assistance to both businesses and consumers, creates a forbearance program for federally-backed mortgage loans, protects borrowers from negative credit  reporting due to loan  accommodations related to the national  emergency, and provides financial  institutions the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. The banking regulatory agencies have likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. That guidance, with concurrence of the Financial Accounting Standards Board, and provisions of the CARES Act allow modifications made on a good faith basis in response to COVID-19 to borrowers who were generally current with their payments prior to any relief, to not be treated as troubled debt restructurings. Modifications may include payment deferrals, fee waivers, extensions of repayment term, or other delays in payment. The Company has begun working with its customers affected by COVID-19 and expects a significant amount of modifications across many of its loan portfolios in the near term. Through May 15, 2020, the Bank granted payment deferral requests primarily for 90 days, on 540 loans representing approximately $142.9 million of existing loan balances.  To the extent that such modifications meet the criteria previously described, such modifications are not expected to be classified as troubled debt restructurings.

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

Impaired Loans

The following tables summarize impaired loan information by portfolio class at the indicated dates:

	March 31, 2020			December 31, 2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$1,023	$1,023	$-	$1,027	$1,027	$-
Commercial real estate	3,979	4,052	-	3,996	4,067	-
Commercial lines of credit	83	83	-	86	86	-
Other commercial and industrial	336	355	-	69	77	-
Home equity and junior liens	77	77	-	40	40	-
Other consumer	55	55	-	55	55	-

With an allowance recorded:
1-4 family first-lien residential mortgages	581	581	95	584	584	97
Commercial real estate	448	448	76	450	450	78
Commercial lines of credit	98	98	98	98	98	98
Other commercial and industrial	545	545	379	866	866	406
Home equity and junior liens	142	142	128	180	180	150
Other consumer	35	35	1	36	36	1
Total:
1-4 family first-lien residential mortgages	1,604	1,604	95	1,611	1,611	97
Commercial real estate	4,427	4,500	76	4,446	4,517	78
Commercial lines of credit	181	181	98	184	184	98
Other commercial and industrial	881	900	379	935	943	406
Home equity and junior liens	219	219	128	220	220	150
Other consumer	90	90	1	91	91	1
Totals	$7,402	$7,494	$777	$7,487	$7,566	$830

The following table presents the average recorded investment in impaired loans for the periods indicated:

	For the three months ended
	March 31,
(In thousands)	2020	2019
1-4 family first-lien residential mortgages	$1,608	$1,625
Commercial real estate	4,437	2,868
Commercial lines of credit	183	287
Other commercial and industrial	908	938
Home equity and junior liens	220	207
Other consumer	91	51
Total	$7,447	$5,976

The following table presents the cash basis interest income recognized on impaired loans for the periods indicated:

	For the three months ended
	March 31,
(In thousands)	2020	2019
1-4 family first-lien residential mortgages	$12	$12
Commercial real estate	31	28
Commercial lines of credit	2	4
Other commercial and industrial	16	14
Home equity and junior liens	3	3
Other consumer	1	-
Total	$65	$61

Note 7:   Allowance for Loan Losses

Management extensively reviews recent trends in changes in the size and composition of the loan portfolio, historical loss experience, qualitative factors, and specific reserve needs on loans individually evaluated for impairment, in its determination of the adequacy of the allowance for loan losses.  We recorded $1.1 million in provision for loan losses for the three-month period ended March 31, 2020, as compared to $144,000 for the three-month period ended March 31, 2019.  The $923,000 increase in the provision for loan losses in the first quarter of 2020, as compared to the same quarter in 2019, resulted from year-over-year increases in: (1) the qualitative factors used in determining the adequacy of the allowance for loan losses, (2) the size of the loan portfolio, and (3) delinquent and nonaccrual loans.  The increase in the quantitative factors used in determining the provision for loan losses reflects the substantial increase in economic uncertainty and the resultant potential for increased credit losses in future periods as a consequence of the COVID-19 pandemic.  Outstanding loan balances increased $92.9 million, or 14.1%, in the quarter ended March 31, 2020, as compared to the same quarter in the previous year, and therefore required a corresponding increase in the estimable and probable loan losses inherent in the loan portfolio.  Finally, the provision for loan losses in the quarter ended March 31, 2020 was further increased, as compared to the same quarter in 2019, by the effects of an increase in the ratio of delinquent loans to total loans, which increased to 3.05% at March 31, 2020 as compared to 2.75% at March 31, 2019, coupled with an increase in nonaccrual loans that increased $1.2 million to $4.7 million at March 31, 2020 as compared to $3.4 million at March 31, 2019.

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

	March 31, 2020
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$580	$-	$4,010	$1,195	$1,645
Charge-offs	(26)	-	-	-	-
Recoveries	1	-	-	2	-
Provisions	176	-	233	21	113
Ending balance	$731	$-	$4,243	$1,218	$1,758
Ending balance: related to loans individually evaluated for impairment	$95	$-	$76	$98	$379
Ending balance: related to loans collectively evaluated for impairment	$636	$-	$4,167	$1,120	$1,379
Loans receivables:
Ending balance	$212,149	$2,338	$261,929	$59,354	$84,774
Ending balance: individually evaluated for impairment	$1,604	$-	$4,427	$181	$881
Ending balance: collectively evaluated for impairment	$210,545	$2,338	$257,502	$59,173	$83,893

		Home equity	Other
	Tax exempt	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$553	$413	$272	$8,669
Charge-offs	-	(28)	(133)	-	(187)
Recoveries	-	29	25	-	57
Provisions (credits)	-	57	541	(74)	1,067
Ending balance	$1	$611	$846	$198	$9,606
Ending balance: related to loans individually evaluated for impairment	$-	$128	$1	$-	$777
Ending balance: related to loans collectively evaluated for impairment	$1	$483	$845	$198	$8,829
Loans receivables:
Ending balance	$7,937	$44,732	$76,839	$150	$750,202
Ending balance: individually evaluated for impairment	$-	$219	$90	$-	$7,402
Ending balance: collectively evaluated for impairment	$7,937	$44,513	$76,749	$150	$742,800

	March 31, 2019
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$766	$-	$3,578	$730	$1,285
Charge-offs	-	-	-	(107)	(1)
Recoveries	-	-	-	-	-
Provisions (credits)	(44)	-	(208)	179	276
Ending balance	$722	$-	$3,370	$802	$1,560
Ending balance: related to loans individually evaluated for impairment	$104	$-	$98	$92	$464
Ending balance: related to loans collectively evaluated for impairment	$618	$-	$3,272	$710	$1,096
Loans receivables:
Ending balance	$237,917	$3,855	$208,388	$55,238	$67,542
Ending balance: individually evaluated for impairment	$1,422	$-	$2,863	$318	$1,052
Ending balance: collectively evaluated for impairment	$236,495	$3,855	$205,525	$54,920	$66,490

		Home equity	Other
	Tax exempt	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$409	$385	$152	$7,306
Charge-offs	-	-	(67)	-	(175)
Recoveries	-	-	9	-	9
Provisions (credits)	-	21	72	(152)	144
Ending balance	$1	$430	$399	$-	$7,284
Ending balance: related to loans individually evaluated for impairment	$-	$139	$9	$-	$906
Ending balance: related to loans collectively evaluated for impairment	$1	$291	$390	$-	$6,378
Loans receivables:
Ending balance	$9,256	$26,212	$49,272		$657,680
Ending balance: individually evaluated for impairment	$-	$207	$101		$5,963
Ending balance: collectively evaluated for impairment	$9,256	$26,005	$49,171		$651,717

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

The allocation of the allowance for loan losses summarized on the basis of the Company’s calculation methodology was as follows:

	March 31, 2020
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$95	$-	$76	$98	$379
Historical loss rate	66	-	101	100	57
Qualitative factors	570	-	4,066	1,020	1,322
Total	$731	$-	$4,243	$1,218	$1,758

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$128	$1	$-	$777
Historical loss rate	-	146	584	-	1,054
Qualitative factors	1	337	261	-	7,577
Other	-	-	-	198	198
Total	$1	$611	$846	$198	$9,606

	March 31, 2019
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$104	$-	$98	$92	$464
Historical loss rate	65	-	151	18	26
Qualitative factors	553	-	3,121	692	1,070
Total	$722	$-	$3,370	$802	$1,560

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$139	$9	$-	$906
Historical loss rate	-	13	149	-	422
Qualitative factors	1	278	241	-	5,956
Total	$1	$430	$399	$-	$7,284

Note 8:   Foreclosed Real Estate

The Company is required to disclose the carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession of the property at each reporting period.

(Dollars in thousands)	Number of properties	March 31, 2020	Number of properties	December 31, 2019
Foreclosed residential real estate	2	$58	-	$-

At March 31, 2020 and December 31, 2019, the Company reported $1.0 million and $341,000, respectively, in residential real estate loans in the process of foreclosure.

Note 9:   Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risks involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  The Company had $2.3 million of standby letters of credit as of March 31, 2020.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.   The fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The Company holds two corporate investment securities, categorized as Level 2, with an aggregate amortized historical cost of $4.7 million and an aggregate fair market value of $4.9 million as of March 31, 2020. These securities have valuations that are determined using published net asset values (NAV) derived by analyses of the securities’ underlying assets. These securities are comprised primarily of broadly-diversified real estate and adjustable-rate senior secured business loans and are traded in secondary markets on an infrequent basis. While these securities are redeemable at least annually through tender offers made by their respective issuers, the liquidation value of the securities may be below their stated NAVs and also subject to restrictions as to the amount of securities that can be redeemed at any single scheduled redemption. The Company anticipates that these securities will be redeemed by their respective issuers on indeterminate future dates as a consequence of the ultimate liquidation strategies employed by the management of these investments.

Interest rate derivatives:  The fair value of the interest rate derivatives, characterized as either fair value or cash flow hedges, are calculated based on a discounted cash flow model. All future floating rate cash flows are projected and both floating rate and fixed rate cash flows are discounted to the valuation date.  The benchmark interest rate curve utilized for projecting cash flows and applying appropriate discount rates is built by obtaining publicly available third party market quotes for various swap maturity terms.

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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	March 31, 2020
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$19,645	$-	$19,645
State and political subdivisions	-	6,880	-	6,880
Corporate	-	7,271	-	7,271
Asset backed securities	-	12,416	-	12,416
Residential mortgage-backed - US agency	-	20,146	-	20,146
Collateralized mortgage obligations - US agency	-	35,100	-	35,100
Collateralized mortgage obligations - Private label	-	14,855	-	14,855
Total		116,313		116,313
Corporate measured at NAV	-	-	-	4,939
Total available-for-sale securities	$-	$116,313	$-	$121,252

Marketable equity securities	$-	$340	$-	$340

Interest rate swap derivative fair value hedge	$-	$(194)	$-	$(194)

Interest rate swap derivative cash flow hedges	$-	$(1,344)	$-	$(1,344)

	December 31, 2019
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$16,820	$-	$16,820
State and political subdivisions	-	1,736	-	1,736
Corporate	-	7,631	-	7,631
Asset backed securities	-	13,232	-	13,232
Residential mortgage-backed - US agency	-	18,980	-	18,980
Collateralized mortgage obligations - US agency	-	30,785	-	30,785
Collateralized mortgage obligations - Private label	-	16,821	-	16,821
Total	-	106,005	-	106,005
Corporate measured at NAV	-	-	-	4,923
Total available-for-sale securities	$-	$106,005	$-	$110,928

Marketable equity securities	$-	$534	$-	$534

Interest rate swap derivative fair value hedge	$-	$(92)	$-	$(92)

Pathfinder Bank had the following assets measured at fair value on a nonrecurring basis as of March 31, 2020 and December 31, 2019:

		March 31, 2020
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$-	$-
Foreclosed real estate	$-	$-	$58	$58

		December 31, 2019
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$3,105	$3,105
Foreclosed real estate	$-	$-	$-	$-

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at the indicated dates.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At March 31, 2020
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
Discounted Cash Flow

There have been no transfers of assets into or out of any fair value measurement level during the three months ended March 31, 2020.

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

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		March 31, 2020		December 31, 2019
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$57,579	$57,579	$20,160	$20,160
Investment securities - available-for-sale	2	116,313	116,313	106,005	106,005
Investment securities - available-for-sale	NAV	4,939	4,939	4,923	4,923
Investment securities - marketable equity	2	340	340	534	534
Investment securities - held-to-maturity	2	120,549	117,088	122,988	124,148
Federal Home Loan Bank stock	2	4,758	4,758	4,834	4,834
Net loans	3	740,916	748,532	772,782	767,654
Accrued interest receivable	1	3,700	3,700	3,712	3,712

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$495,806	$495,806	$460,293	$460,293
Time Deposits	2	404,054	406,487	421,600	422,409
Borrowings	2	91,437	93,956	93,125	93,643
Subordinated loans	2	15,136	13,874	15,128	14,921
Accrued interest payable	1	407	407	396	396
Interest rate swap derivative fair value hedge	2	194	194	92	92
Interest rate swap derivative cash flow hedges	2	1,344	1,344	-	-

Note 11:   Interest Rate Derivatives

The Company is exposed to certain risks from both its business operations and changes in economic conditions.  As part of managing interest rate risk, the Company enters into standardized interest rate derivative contracts (designated as hedging agreements) to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate hedging agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate hedging agreements are generally entered into with counterparties that meet established credit standards and the agreements contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material at March 31, 2020.  Interest rate hedging agreements are recorded at fair value as other assets or liabilities.  The Company had no derivative contracts not designated as hedging agreements at March 31, 2020 or December 31, 2019.

As a result of interest rate fluctuations, fixed-rate assets and liabilities will appreciate or depreciate in fair value. When effectively hedged, this appreciation or depreciation will generally be offset by fluctuations in the fair value of derivative instruments that are linked to the hedged assets and liabilities. This strategy is referred to as a fair value hedge. In a fair value hedge, the fair value of the derivative (the interest rate hedging agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings.  The difference between changes in the fair value of the interest rate hedging agreements and the hedged items represents hedge ineffectiveness and is recorded as an adjustment to the interest income or interest expense of the respective hedged item.

Cash flows related to floating rate assets and liabilities will fluctuate with changes in the underlying rate index.  When effectively hedged, the increases or decreases in cash flows related to the floating-rate asset or liability will generally be offset by changes in cash flows of the derivative instruments designated as a hedge.  This strategy is referred to as a cash flow hedge. In a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings.  The ineffective portion of the derivative’s gain or loss on cash flow hedges is accounted for similar to that associated with fair value hedges.

Among the array of interest rate hedging contracts, potentially available to the Company, are interest rate swap and interest rate cap (or floor) contracts.  The Company uses interest rate swaps, cap or floor contracts as part of its interest rate risk management strategy.  Interest rate swaps involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments over the life of the agreements without the exchange of the underlying notional amount.  An interest rate cap is a type of interest rate derivative in which the buyer receives payments at the end of each contractual period in which the index interest rate exceeds the contractually agreed upon strike price rate. The purchaser of a cap contract will continue to benefit from any rise in interest rates above the strike price. Similarly an interest rate floor is a derivative contract in which the buyer receives payments at the end of each period in which the interest rate is below the agreed strike price. The purchaser of a floor contract will continue to benefit from any rise in interest rates above the strike price.

The Company entered into a pay-fixed/receive variable interest rate swap with a notional amount of $9.2 million in April 2019, which was designated as a fair value hedge, associated with specific pools within the Company’s fixed-rate consumer loan portfolio.  The swap contract will be in force from April 2019 to April 2021 and the Company will be required to pay 2.39% to the swap counterparty, while receiving 3-month LIBOR indexed payments from the same counterparty, with both payments calculated on the notional amount.

As of March 31, 2020 and December 31, 2019, the following amounts were recorded on the balance sheet related to the cumulative basis adjustments for fair value hedges:

(In thousands)	Carrying Amount of the Hedged Assets at March 31, 2020	Cumulative Amount of Fair Value Hedging Adjustment Included in The Carrying Amount of the Hedged Assets at March 31, 2020	Carrying Amount of the Hedged Assets at December 31, 2019	Cumulative Amount of Fair Value Hedging Adjustment Included in The Carrying Amount of the Hedged Assets at December 31, 2019
Line item on the balance sheet in which the hedged item is included:
Loans receivable (1)	$18,021	$164	$19,254	$75

(1)

These amounts include the amortized cost basis of the hedged portfolio used to designate the hedging relationship in which the hedged item is the remaining amortized cost of the last layer expected to be remaining at the end of the hedging contract term. At March 31, 2020 and December 31, 2019, the amortized cost of the basis of the closed portfolio used in the hedging relationship was $18.0 million and $19.3 million, the cumulative basis adjustment associated with the hedging relationship was $164,000 and $75,000, and the amount of the designated hedged item was $9.2 million and $9.2 million, respectively.

At March 31, 2020 and December 31, 2019, the fair value of the fair value derivative resulted in a net liability position of $194,000 and $92,000 under the agreement, respectively, recorded by the Company in other liabilities.  The Company’s participation in the swap contract reduced total loan interest income, recognized in consolidated earnings, by $16,000 in the quarter ended March 31, 2020.

In February 2020, the Company entered into an interest rate cap contract in the notional amount of $40.0 million, intended to reduce the Company’s exposure to potential rising interest rates. This contractual agreement has been designated as a cash flow hedge with changes in the fair value of the contract, net of changes in the fair value of the designated hedged liability (certain short-term certificates of deposit with rates of interest that are highly correlated to the 3-month LIBOR index) being accounted for through other comprehensive income.  The term of the cap contract will commence on May 1, 2020 and expire on May 1, 2023.  The Company paid $228,000 in a one-time premium for the cap contract and has no further contractual obligations to the counterparty over the three-year life of the contract.  The premium will be amortized ratably over the contractual term of the cap contract with an annual average cost to the Company of approximately 19 basis points relative to the notional amount. The Company will potentially benefit during the term of this cap contract, in the manner described above, for the period of time that the 3-month LIBOR index exceeds 1.85% (the strike price).  The cap contract had no effect on recorded interest expense in the quarter ended March 31, 2020.

In March 2020, the Company entered into an interest rate swap contract in the notional amount of $40.0 million, intended to reduce the Company’s exposure to potential rising interest rates. This contractual agreement has been designated as a cash flow hedge with changes in the fair value of the contract, net of changes in the fair value of the designated hedged liability (certain short-term certificates of deposit with rates of interest that are highly correlated to the 3-month LIBOR index) being accounted for through other comprehensive income. The term of the swap contract will commence on May 15, 2020 and expire on May 15, 2023.  Under the terms of the swap contract, the Company will be obligated to pay the contractual counterparty an annual rate of 1.39% (the strike price) times the notional amount of the contract.  Simultaneously, for the duration of the swap contract, the counterparty will be obligated to pay the Company the annual rate of the 3-month LIBOR index, as determined each calendar quarter, times the notional contractual amount. The swap contract had no effect on recorded interest expense in the quarter ended March 31, 2020.

(In thousands)	March 31, 2020	December 31, 2019
Cash flow hedges:
Total unamortized premium	$228	$-
Fair market value adjustment interest rate cap	(192)
Total unamortized cap	36	-
Fair market value adjustment interest rate swap	(1,152)	-
Total loss in comprehensive income	$(1,344)	$-

The amounts of hedge ineffectiveness, recognized during the quarter ended March 31, 2020, for cash flow hedges were not material to the Company’s consolidated results of operations.   The Company had no hedged positions at March 31, 2019.  Some or the entire amount included in accumulated other comprehensive loss would be reclassified into current earnings should a portion of, or the entire hedge no longer be considered effective, but at this time, management expects the hedge to remain fully effective during the remaining term of the swap.  The changes in the fair values of the interest rate hedging agreements and the hedged items primarily result from the effects of changing interest rates and spreads.

The Company manages its potential credit exposure on interest rate swap transactions by entering into a bilateral credit support agreements with each counterparty. These agreements require collateralization of credit exposures beyond specified minimum threshold amounts. The Company posted cash in escrow of $1.3 million under collateral arrangements to satisfy collateral requirements associated with the interest rate swap contract at March 31, 2020.

	For the three months ended March 31,
(In thousands)	2020	2019
Balance as of December 31:	$-	$-
Amount of losses recognized in other comprehensive income	(1,344)	-
Balance as of March 31:	$(1,344)	$-

Note 12:   Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) (“AOCI”), net of tax, for the periods indicated are summarized in the table below.

	For the three months ended March 31, 2020
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available-for- Sale Securities	Unrealized Losses on Derivatives and Hedging Activities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(2,717)	$(216)	$-	$(38)	$(2,971)
Reevaluation of deferred tax asset valuation allowance (1)	(188)	(15)	-	(3)	(206)
Other comprehensive income before reclassifications	-	(2,869)	(1,062)	6	(3,925)
Amounts reclassified from AOCI	46	(21)	-	-	25
Ending balance	$(2,859)	$(3,121)	$(1,062)	$(35)	$(7,077)

(1)

Management determined that the Company, under the current New York State (“NYS”) tax code, was highly unlikely to incur a material NYS tax liability in the foreseeable future. As a result, certain net current and deferred tax assets, related to GAAP vs. tax timing differences under previous NYS tax law were no longer going to provide any future tax benefit. The substantial majority of these net deferred tax assets were offset by a related valuation allowance established in prior periods. Therefore, the Company eliminated its remaining NYS net deferred tax asset balances and the related valuation allowance on January 1, 2020.  The effect of these eliminations required an adjustment to other comprehensive income balances and had no effect on 2020 reported earnings.

	For the three months ended March 31, 2019
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available-for- Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(3,152)	$(2,832)	$(58)	$(6,042)
Other comprehensive income before reclassifications	-	1,572	5	1,577
Amounts reclassified from AOCI	65	(62)	-	3
Ending balance	$(3,087)	$(1,322)	$(53)	$(4,462)

The following table presents the amounts reclassified out of each component of AOCI for the indicated period:

	Amount Reclassified
	from AOCI (1)
	(Unaudited)
(In thousands)	For the three months ended
Details about AOCI (1) components	March 31, 2020	March 31, 2019	Affected Line Item in the Statement of Income
Retirement plan items
Retirement plan net losses recognized in plan expenses (2)	$(58)	$(84)	Salaries and employee benefits
Tax effect	12	19	Provision for income taxes
	$(46)	$(65)	Net Income

Available-for-sale securities
Realized gain (loss) on sale of securities	$26	$79	Net gains (losses) on sales and redemptions of investment securities
Tax effect	(5)	(17)	Provision for income taxes
	$21	$62	Net Income

(1)	Amounts in parentheses indicates debits in net income.
(2)	These items are included in net periodic pension cost.

See Note 5 for additional information.

Note 13: Noninterest Income

The Company has included the following table regarding the Company’s noninterest income for the periods presented.

	For the three months
	ended March 31,
(In thousands)	2020	2019
Service fees
Insufficient funds fees	$275	$208
Deposit related fees	55	52
ATM fees	26	22
Total service fees	356	282
Fee Income
Insurance commissions	335	235
Investment services revenue	68	48
ATM fees surcharge	54	46
Banking house rents collected	71	34
Total fee income	528	363
Card income
Debit card interchange fees	163	144
Merchant card fees	16	16
Total card income	179	160
Mortgage fee income and realized gain on sale of loans and foreclosed real estate
Loan servicing fees	49	27
Net gains (losses) on sales of loans and foreclosed real estate	672	(8)
Total mortgage fee income and realized gain on sale of loans and foreclosed real estate	721	19
Total	1,784	824
Earnings and gain on bank owned life insurance	116	121
Net gains on sales and redemptions of investment securities	26	79
(Losses)/gains on marketable equity securities	(194)	41
Other miscellaneous income	16	28
Total noninterest income	$1,748	$1,093

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

Note 14: Leases

The Company has operating leases for certain banking offices and land under noncancelable agreements.  Our leases have remaining lease terms that vary from less than one year up to 30 years, some of which include options to extend the leases for various renewal periods.  All options to renew are included in the current lease term when we believe it is reasonably certain that the renewal options will be exercised.

The components of the lease expense are as follows:

	For the three months
	ended March 31,
(In thousands)	2020	2019
Operating lease cost	$61	$59
Finance lease cost	20	-

Supplemental cash flow information related to leases was as follows:

	For the three months
	ended March 31,
(In thousands)	2020	2019
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$56	$48
Operating cash flows from finance leases	20	-
Financing cash flows from finance leases	18	-

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rate)	March 31, 2020	December 31, 2019
Operating Leases:
Operating lease right-of-use assets	$2,349	$2,386
Operating lease liabilities	$2,618	$2,650

Finance Leases:
Financial Liability	$581	$578

Weighted Average Remaining Lease Term:
Operating Leases	19.45 years	19.58 years
Finance Leases	29.17 years	29.42 years

Weighted Average Discount Rate:
Operating Leases	3.72%	3.71%
Finance Leases	13.75%	13.75%

Maturities of lease liabilities were as follows:

Twelve Months Ending March 31,
(In thousands)
2021	$114
2022	97
2023	102
2024	111
2025	120
Thereafter	2,655
Total minimum lease payments	$3,199

The Company owns certain properties that it leases to unaffiliated third parties at market rates.  Lease rental income was $71,000 and $34,000 for the twelve months ended March 31, 2020 and 2019, respectively.  All lease agreements are accounted for as operating leases.

Note 15: COVID-19

In early January 2020, the World Health Organization issued an alert that a novel coronavirus outbreak was emanating from the Wuhan Province in China. Over the course of the next several weeks, the outbreak continued to spread to various regions of the world prompting the World Health Organization to declare COVID-19 a global pandemic on March 11, 2020.   In the United States, the rapid spread of the COVID-19 virus invoked various Federal and New York State authorities to make emergency declarations and issue executive orders to limit the spread of the disease.  Measures included restrictions on international and domestic travel, limitations on public gatherings, implementation of social distancing protocols, school closings, orders to shelter in place and mandates to close all non-essential businesses to the public.

As a result, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.  The Company has many employees working remotely and has significantly reduced physical customer contact with employees and other customers by limiting branch activities to drive-thru transactions wherever possible, teleconferencing and in-branch “appointments only” services.  Transactional volume has also increased through the Bank’s telephone and internet banking channels.  We will take further actions as may be required by government authorities or that we determine to be in the best interests of our employees, customers and business partners.

Concerns about the spread of the disease and its anticipated negative impact on economic activity, severely disrupted both domestic and international financial markets prompting the world’s central banks to inject significant amounts of monetary stimulus into their respective economies. In the United States, the Federal Reserve System’s Federal Open Market Committee, swiftly cut the target Federal Funds rate to a range of 0% to 0.25%, including a 50 basis point reduction in the target federal funds rate on March 3, 2020 and an additional 100 basis point reduction on March 15, 2020. In addition, the Federal Reserve initiated various market support programs to ease the stress on financial markets.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed into law on March 27, 2020, provides financial assistance in various forms to both businesses and consumers. In addition, the CARES Act also created many directives affecting the operations of financial services providers, such as the Company, including a forbearance program for federally-backed mortgage loans and protections for borrowers from negative credit reporting due to loan accommodations related to the national emergency. The banking regulatory agencies have likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. The Company has begun working with its business and individual customers affected by COVID-19 and expects a significant amount of modifications across many of its loan portfolios in the near term.  Through May 15, 2020, the Bank granted payment deferral requests primarily for 90 days, on 540 loans representing approximately $142.9 million of existing loan balances.

Borrowers that were delinquent in their payments to the Bank, prior to requesting a COVID-19 related financial hardship payment deferral were reviewed on a case by case basis for troubled debt restructure classification and non-performing loan status. In the instances where the Company granted a payment deferral to a delinquent borrower, the borrower’s delinquency status was frozen as of February 29, 2020, and their loans will continue to be reported as delinquent during the deferment period based on their delinquency status as of that date. The Company anticipates that the number and amount of COVID-19 financial hardship payment deferral requests will increase significantly during the second quarter of 2020.  Consistent with industry regulatory guidance, borrowers that were granted COVID-19 related deferrals but were otherwise current on loan payments will continue to have their loans reported as current loans during the agreed upon deferral period, accrue interest and not be accounted for as troubled debt restructurings.

The future performance of the Company’s loan portfolios with respect to credit losses will be highly dependent upon the course and duration, both nationally and within the Company’s market area, of the public health and economic factors related to the pandemic, as well as the concentrations in the Company’s loan portfolio.  Concentrations of loans within a portfolio that are made to a singular borrower, to a related groups of borrowers, or to a limited number of industries, are generally considered to be additional risk factors in estimating future credit losses.  Therefore, the Company monitors all of its credit relationships to ensure that the total loan amounts extended to one borrower, or to a related group of borrowers, does not exceed the maximum permissible levels defined by applicable regulation or the Company’s generally more restrictive internal policy limits.

Loans to a single borrower, or to a related group of borrowers, are referred to as total related credits.  Total related credits encompass all related or affiliated borrower loan balances, including available unused lines of credit, for both personal and business loans.  At March 31, 2020, the Company had 25 total related credit relationships, comprised of 179 individual loans, with outstanding balances in excess of $5.0 million.  These total related credits ranged from $5.0 million to $12.8 million on that date with aggregate balances of $192.0 million.  Of the $192.0 million in total related credits, $182.4 million was secured by various collateral assets, primarily commercial real estate, and $9.6 million was unsecured.

In addition, the future credit-related performance of a loan portfolio generally depends upon the types of loans within the portfolio, concentrations by type of loan and the quality of the collateral securing the loans.  The following table details the Company's loan portfolio by collateral type within major categories as of March 31, 2020:

(Dollars in thousands)	Balance	Number of Loans	Average Loan Balance	Minimum/ Maximum Loan Balance			Allowance for Loan Losses	Percent of Total Loans
Residential Mortgage Loans	$214,637	2,096	$102	$1	-	$1,576	$731	29%

Commercial Real Estate:
Mixed Use	$44,722	50	$894	$39	-	$7,433	$724	6%
Multi-Family Residential	39,216	58	676	27	-	6,015	635	5%
Hotels and Motels	32,576	10	3,258	226	-	11,500	528	4%
Office	31,560	57	554	14	-	4,927	511	4%
Retail	23,661	54	438	2	-	5,248	383	3%
1-4 Family Residential	18,604	147	127	10	-	1,250	301	2%
Automobile Dealership	16,054	10	1,605	174	-	6,099	260	2%
Recreation/Golf Course/Marina	10,857	15	723	35	-	3,150	176	1%
Warehouse	10,173	15	678	10	-	2,700	165	1%
Manufacturing/Industrial	6,458	14	461	5	-	1,450	105	1%
Restaurant	6,386	25	255	11	-	1,325	104	1%
Automobile Repair	4,853	10	485	61	-	2,342	79	1%
Not-For-Profit & Community Service Real Estate	3,398	3	1,133	110	-	1,698	55	1%
Land	3,204	6	534	28	-	2,000	52	1%
Skilled Nursing Facility	2,833	1	2,833	2,833	-	2,833	46	1%
All Other	7,374	37	199	1	-	746	119	1%
Total Commercial Real Estate Loans	$261,929	512	$512				$4,243	35%

Commercial and Industrial:
Secured Term Loans	$64,025	366	$175	$0	-	$6,335	$1,322	9%
Unsecured Term Loans	20,749	133	156	0	-	1,647	429	3%
Secured Lines of Credit	48,009	284	169	0	-	5,000	991	6%
Unsecured Lines of Credit	11,345	139	82	0	-	2,999	234	1%
Total Commercial and Industrial Loans	$144,128	922	$156				$2,976	19%

Tax Exempt Loans	$7,937	24	$331	$9	-	$2,425	$1	1%

Consumer:
Home Equity Lines of Credit	$44,732	1,100	$41	$1	-	$418	$536	6%
Automobile	33,832	2,076	16	1	-	375	405	4%
Consumer Secured	4,726	85	56	24	-	157	57	1%
Consumer Unsecured	35,827	7,095	5	1	-	120	429	4%
All Others	2,454	849	3	0	-	60	30	1%
Total Consumer Loans	$121,571	11,205	$11				$1,457	16%

Net deferred loan fees	320	-	-			-	-	-
Unallocated allowance for loan losses	-	-	-			-	198	-
Total Loans	$750,522	$14,759	$51				$9,606	100%

Including the potential effects of the COVID-19 outbreak on the Company’s loan portfolios, the ongoing and dynamic nature of the pandemic and the resultant, potentially severe and long-lasting, economic dislocations, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened.  As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	Demand for our products and services may decline, making it difficult to grow assets and income;
•

If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	Collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•	Our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
•	The net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•

As the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	A material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;
•	Our cyber security risks are increased as the result of an increase in the number of employees working remotely;
•	We rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
•	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

General

The Company is a Maryland corporation headquartered in Oswego, New York.  The Company is 100% owned by public shareholders.  The primary business of the Company is its investment in Pathfinder Bank (the "Bank"), a New York State chartered commercial bank, which is 100% owned by the Company.  The Bank has two wholly owned operating subsidiaries, Pathfinder Risk Management Company, Inc. (“PRMC”) and Whispering Oaks Development Corp. All significant inter-company accounts and activity have been eliminated in consolidation.  Although the Company owns, through its subsidiary PRMC, 51% of the membership interest in FitzGibbons Agency, LLC (“Agency”), the Company is required to consolidate 100% of FitzGibbons within the consolidated financial statements.  The 49% of which the Company does not own is accounted for separately as noncontrolling interests within the consolidated financial statements.  At March 31, 2020, the Company and subsidiaries had total assets of $1.1 billion, total liabilities of $1.0 billion and shareholders' equity of $88.0 million plus noncontrolling interest of $305,000, which represents the 49% of FitzGibbons not owned by the Company.

The following discussion reviews the Company's financial condition at March 31, 2020 and the results of operations for the three month periods ended March 31, 2020 and 2019. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2020 (“the consolidated annual financial statements”) as of December 31, 2019 and 2018 and for the two years then ended.  Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Item 2.

Statement Regarding Forward-Looking Statements

Certain statements contained herein are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to:

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

In addition to the risk factors enumerated above, the economic impact of the COVID-19 outbreak could adversely affect our financial condition and results of operations.  The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened.  As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following additional risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	Demand for our products and services may decline, making it difficult to grow assets and income;
•

If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	Collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•	Our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
•	The net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•

As the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	A material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;
•	Our cyber security risks are increased as the result of an increase in the number of employees working remotely;
•	We rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
•	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.

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

COVID-19 Response

In early January 2020, the World Health Organization issued an alert that a novel coronavirus outbreak was emanating from the Wuhan Province in China. Over the course of the next several weeks, the outbreak continued to spread to various regions of the world prompting the World Health Organization to declare COVID-19 a global pandemic on March 11, 2020.   In the United States, the rapid spread of the COVID-19 virus invoked various Federal and New York State authorities to make emergency declarations and issue executive orders to limit the spread of the disease.  Measures included restrictions on international and domestic travel, limitations on public gatherings, implementation of social distancing protocols, school closings, orders to shelter in place and mandates to close all non-essential businesses to the public. As a result, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.  The Company has many employees working remotely and we will take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Concerns about the spread of the disease and its anticipated negative impact on economic activity, severely disrupted both domestic and international financial markets prompting the world’s central banks to inject significant amounts of monetary stimulus into their respective economies. In the United States, the Federal Reserve System’s Federal Open Market Committee, swiftly cut the target Federal Funds rate to a range of 0% to 0.25%, including a 50 basis point reduction in the target federal funds rate on March 3, 2020 and an additional 100 basis point reduction on March 15, 2020. In addition, the Federal Reserve initiated various market support programs to ease the stress on financial markets.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed into law on March 27, 2020, provides financial assistance in various forms to both businesses and consumers. In addition, the CARES Act also created many directives affecting the operations of financial services providers, such as the Company, including a forbearance program for federally-backed mortgage loans and protections for borrowers from negative credit reporting due to loan accommodations related to the national emergency. The banking regulatory agencies have likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. The Company has begun working with its business and individual customers affected by COVID-19 and expects a significant amount of modifications across many of its loan portfolios in the near term. Through May 15, 2020, the Bank granted payment deferral requests primarily for 90 days, on 540 loans representing approximately $142.9 million of existing loan balances. For more information on the Bank’s loan concentrations, please see Note 15 to the Unaudited Consolidated Financial Statements above.

The Bank also has and continues to participate in the Paycheck Protection Program (“PPP”), a $650 billion specialized low-interest loan program funded by the U.S. Treasury Department and administered by the U.S. Small Business Administration (“SBA”). An eligible business can generally apply for a PPP loan up to the greater of: 2.5 times its average monthly payroll costs, or $10.0 million.  PPP loans will have an interest rate of 1.0%, a two-year loan term to maturity, and principal and interest payments deferred for six months from the date of disbursement.  The SBA will guarantee 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses. Through May 15, 2020, the Bank has submitted to and received approval from the SBA for 619 loans totaling approximately $73.5 million through this program.   The Bank continues to be in the process of submitting a limited number of additional applications utilizing the latest round of available authorizations from the SBA and believes that it has sufficient liquidity to support current and anticipated funding requests from borrowers.

The COVID-19 crisis is expected to continue to impact the Company’s financial results, as well as demand for its services and products during the second quarter of 2020 and potentially beyond. The short- and long-term implications of the COVID-19 crisis, possibly muted by offsetting governmental monetary and fiscal stimulus measures, on the Company’s future revenues, earnings results, allowance for credit losses, capital reserves, and liquidity are unknown at this time.

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

Our Allowance for Loan and Lease Losses policy establishes criteria for selecting loans to be measured for impairment based on the following:

Residential and Consumer Loans:

•	All loans rated substandard or worse, on nonaccrual, and above our total related credit (“TRC”) threshold balance of $300,000.
•	All Troubled Debt Restructured Loans.

Commercial Lines and Loans, Commercial Real Estate and Tax-exempt loans:

•	All loans rated substandard or worse, on nonaccrual, and above our TRC threshold balance of $100,000.
•	All Troubled Debt Restructured Loans.

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

Effective in January 2018, the Company adopted a modification methodology, made available following changes to the New York State tax code, affecting how the Company’s state income tax liability is computed.  Under this adopted methodology it is unlikely that the Company will pay income taxes to New York in future periods and it is therefore probable that the Company’s deferred tax assets related to New York State income taxes are unlikely to further reduce the Company’s state income tax rate in the future. Accordingly, a valuation allowance against the value of those deferred tax assets was established to reduce the net deferred tax asset related to New York income taxes to $0.  Therefore, as of January 1, 2019, the Company established, through a charge to earnings, a valuation allowance in the amount of $136,000 in order to reserve against deferred tax assets related to New York State income taxes.

In the quarter ended March 31, 2020, Management determined that the Company, under the current New York State (“NYS”) tax code, was highly unlikely to incur a material NYS tax liability in the foreseeable future. As a result, certain net current and deferred tax assets, related to GAAP vs. tax timing differences under previous NYS tax law, were no longer going to provide any future tax benefit. The substantial majority of these net deferred tax assets were offset by a related valuation allowance established in prior periods. Upon analysis of all factors related to the expected future filings of NYS tax returns, the Company eliminated its remaining NYS net deferred tax asset balances and the related valuation allowance on January 1, 2020.  The effect of these eliminations required an adjustment to other comprehensive income of $206,000 and had no effect on first quarter 2020 reported earnings. At March 31, 2019, the Company had a valuation allowance of $33,000 established against the future projected benefits of deferred tax assets related to New York State income tax obligations.

The Company’s effective tax rate typically differs from the 21% federal statutory tax rate due primarily to tax-exempt income from specific types of investment securities and loans, bank owned life insurance, and, to a much lesser degree, the utilization of low income housing tax credits, as well as a the effects of transitional adjustments related to state income taxes and certain taxes payable to states other than New York.  The effective tax rate was 22.0% for the three month period ended March 31, 2020.

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

Management performs an annual evaluation of our goodwill for possible impairment at each of our reporting units. Based on the results of the December 31, 2019 evaluation, management has determined that the carrying value of goodwill was not impaired as of that date. Management will continuously evaluate all relevant economic and operational factors potentially affecting the Bank or the fair value of its assets, including goodwill.  Should the current pandemic, or the future economic consequences thereof, require a significant and sustained change in the operations of the Bank, re-evaluations of the Bank’s goodwill valuation will be conducted on a more frequent basis.  The evaluation approach is described in Note 10 of the consolidated annual financial statements. Further information on the estimation of fair values can be found in Note 22 to the consolidated annual financial statements.

Recent Events

On March 23, 2020, the Company announced that its Board of Directors had declared a cash dividend of $0.06 per common and preferred share, and a cash dividend of $0.06 per notional share for the issued common stock Warrant.  The dividend was payable on May 8, 2020 to shareholders of record on April 16, 2020.

Overview and Results of Operations

The following represents the significant highlights of the Company’s operating results between the first quarter of 2020 and the first quarter of 2019.

•	Net income increased $1.2 million, or 228.8%, to $1.7 million.
•	Basic and diluted earnings per share both increased $0.17 to $0.29 per share.
•	Return on average assets increased 40 basis points to 0.62% as the increase in income outpaced the increase in average assets.
•

Net interest income, after provision for loan losses, increased $309,000, or 4.8%, to $6.7 million.  This increase in was primarily due to the increase in average balances of interest-earning assets, offset by a significant increase in the provision for loan losses, which is reflective of an increase in average loan balances. Additional provisioning for loan losses was also applied as a reflection of the substantial increase in economic uncertainty and the resultant potential for increased credit losses in future periods as a consequence of the COVID-19 pandemic.

•

Net interest margin increased by eleven basis points to 3.03%, primarily a result of an eight basis point increase in the average yield earned on average loans, along with a 12 basis point decrease in the average interest rate paid on average interest-bearing liabilities.

•	Total average interest-earning assets were $1.0 billion, an increase of $128.4 million, or 14.3%.
•	Total deposits increased $94.3 million, or 11.7%, to $899.9 million.

•

The effective income tax rate decreased 11.8% to 22.0% for the three months ended March 31, 2020, as compared to 33.8% for the same three month period in 2019.  This decrease was primarily related to the 2019 nonrecurring establishment, through a charge to earnings, of a $136,000 valuation allowance to reserve against deferred tax assets related to New York State income taxes.

The following reflects the significant changes in financial condition between March 31, 2019, December 31, 2019 and March 31, 2020.

•

Total assets increased $132.6 million, or 13.6%, to $1.1 billion at March 31, 2020 from $975.1 million at March 31, 2019. The increase was primarily due to increases in loans and cash and cash equivalents.  The increases in loans were funded largely by increases in deposits, including brokered deposits.

•

Asset quality metrics remained stable in comparison to recent reporting periods. The Company’s consistent asset quality metrics are reflective of its disciplined risk management process, along with continued relative economic stability for the Central New York State region. In light of the COVID-19 challenges faced by its customer base, the Bank is monitoring this situation and working closely with customers to help navigate through the current economic challenges.  The annualized net loan charge-offs to average loans ratio was 0.07% for the first quarter of 2020, compared to 0.10% for the first quarter of 2019, and 0.09% for the fourth quarter of 2019.  Nonperforming loans to total loans increased 11 basis points to 0.62% at March 31, 2020, compared to 0.51% at March 31, 2019. Nonperforming loans to total loans decreased 5 basis points to 0.62% at March 31, 2020, compared to 0.67% at December 31, 2019. Correspondingly, the ratio of the allowance for loan losses to nonperforming loans for first quarter 2020 was 205.87%, as compared to 215.18%, at March 31, 2019, and 165.25% at December 31, 2019.

The Company had net income of $1.7 million for the three months ended March 31, 2020 compared to net income of $514,000 for the three months ended March 31, 2019.  The $1.2 million increase in net income was due primarily to a $1.4 million increase in interest and dividend income, a $655,000 increase in noninterest income, and a $466,000 decrease in noninterest expense.  These fluctuations were partially offset by a $923,000 increase in the provision for loan losses, a $204,000 increase in income tax expense, and a $142,000 increase in interest expense.

Net interest income before the provision for loan losses increased $1.2 million to $7.8 million for the three months ended March 31, 2020 as compared to $6.5 million for the same three month period in 2019.   The increase was due principally to a $1.4 million, or 14.2%, increase in interest and dividend income that was a result of growth in average interest-earning assets of $128.4 million compared to the prior year first quarter. Average loans for the first quarter of 2020 increased by $127.4 million, or 20.1%, over the prior year first quarter primarily as a result of growth in the commercial and consumer loan portfolios. The higher first quarter 2020 interest income was partially offset by a volume driven increase in the average balance of interest-bearing liabilities. Average interest-bearing liabilities increased by $99.6 million, or 12.8%, for the first quarter of 2020 as compared to the first quarter of 2019, however the average interest rate paid on interest-bearing liabilities decreased by 12 basis points.

The $655,000 increase in noninterest income in the quarter ended March 31, 2020, as compared to the same quarterly period in 2019, was primarily the result of an increase of $680,000 in net gains on sales of loans and foreclosed real estate.  The gain on the sale of loans and foreclosed real estate was primarily the result of the sale of $35.9 million in seasoned conforming residential mortgage loans that was completed in January 2020.  Also contributing to the increase in noninterest income was a $94,000 increase in insurance agency revenue and a $74,000 increase in service charges on deposit accounts for the current period.  These increases in noninterest income were partially offset by a $235,000 decrease in unrealized gains on equity securities compared to the first quarter of 2019. This decrease in unrealized gains on equity securities was the result of a significant decline in the equity markets during the three months ended March 31, 2020 primarily due to the economic effects of the COVID-19 pandemic.  All other noninterest income categories decreased by $42,000, or 7.9%, in the three months ended March 31, 2020, as compared to the same prior year period.

Total noninterest expense in the first quarter of 2020 was $6.2 million, a decrease of $466,000, or 6.9%, compared to $6.7 million for the same prior year quarter.  The $466,000 decrease in noninterest expense in the quarter ended March 31, 2020, as compared to the same quarterly period in 2019, was primarily due to a decrease of $403,000, or 11.0%, in salaries and employee benefits expense and a $207,000 decrease in foreclosed real estate expenses.  The decrease in salaries and employee benefits expense was primarily due to a $150,000 decrease in employee benefits expense, a $124,000 decrease in commissions and incentives expense, and a $110,000 decrease in salaries expense.  The decrease in foreclosed real estate expenses was related to the final disposition of a single foreclosed commercial property in 2019.  These decreases were partially offset by a $99,000 increase in building and occupancy expense related to the placement in service of a new rental property which will have an increasing level of rental income in future periods.  All other noninterest expenses increased $46,000, or 2.1%, in aggregate during the quarter ended March 31, 2020, as compared to the same three-month period in 2019.

Management extensively reviews recent trends in changes in the size and composition of the loan portfolio, historical loss experience, qualitative factors, and specific reserve needs on loans individually evaluated for impairment, in its determination of the adequacy of the allowance for loan losses.  We recorded $1.1 million in provision for loan losses for the three-month period ended March 31, 2020, as compared to $144,000 for the three-month period ended March 31, 2019.  The $923,000 increase in the provision for loan losses in the first quarter of 2020, as compared to the same quarter in 2019, resulted from year-over-year increases in: (1) the qualitative factors used in determining the adequacy of the allowance for loan losses, (2) the size of the loan portfolio, and (3) delinquent and nonaccrual loans.  The increase in the quantitative factors used in determining the provision for loan losses reflects the substantial increase in economic uncertainty and the resultant potential for increased credit losses in future periods as a consequence of the COVID-19 pandemic.  Outstanding loan balances increased $92.9 million, or 14.1%, in the quarter ended March 31, 2020, as compared to the same quarter in the previous year, and therefore required a corresponding increase in the estimable and probable loan losses inherent in the loan portfolio.  Finally, the provision for loan losses in the quarter ended March 31, 2020 was further increased, as compared to the same quarter in 2019, by the effects of an increase in the ratio of delinquent loans to total loans, which increased to 3.05% at March 31, 2020 as compared to 2.75% at March 31, 2019, coupled with an increase in nonaccrual loans that increased $1.2 million to $4.7 million at March 31, 2020 as compared to $3.4 million at March 31, 2019.

In comparing the year-over-year first quarter periods, the return on average assets increased 40 basis points to 0.62% due to the combined effects of the increase in net income (the numerator in the ratio) and the increase in average assets (the denominator in the ratio). The Company’s net income increased $1.2 million, or 228.8%, which outpaced the increase in average assets. Average assets increased due to increases in average loans and average taxable investment securities of $127.4 million and $23.0 million, respectively in the first quarter of 2020 as compared to the same quarter of 2019.  Average deposits increased $99.4 million in the first quarter of 2020, as compared with the same quarter in 2019, due to strong growth in retail and commercial relationship deposits along with brokered deposit inflows and the seasonally-normal strong deposit inflows related to the Bank’s municipal depositor relationships.

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

	For the three months ended March 31,
	2020			2019
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$761,214	$9,242	4.86%	$633,823	$7,575	4.78%
Taxable investment securities	247,651	1,762	2.85%	224,646	1,799	3.20%
Tax-exempt investment securities	1,364	7	2.05%	18,473	108	2.34%
Fed funds sold and interest-earning deposits	15,683	32	0.82%	20,547	187	3.64%
Total interest-earning assets	1,025,912	11,043	4.31%	897,489	9,669	4.31%
Noninterest-earning assets:
Other assets	77,009			65,808
Allowance for loan losses	(8,704)			(7,276)
Net unrealized gains (losses) on available-for-sale securities	119			(3,260)
Total assets	$1,094,336			$952,761
Interest-bearing liabilities:
NOW accounts	$75,845	$29	0.15%	$70,367	$28	0.16%
Money management accounts	14,184	5	0.14%	14,229	5	0.14%
MMDA accounts	194,458	402	0.83%	184,570	434	0.94%
Savings and club accounts	87,118	26	0.12%	84,296	25	0.12%
Time deposits	403,214	2,094	2.08%	322,003	1,853	2.30%
Subordinated loans	15,131	206	5.45%	15,092	217	5.75%
Borrowings	87,019	502	2.31%	86,781	560	2.58%
Total interest-bearing liabilities	876,969	3,264	1.49%	777,338	3,122	1.61%
Noninterest-bearing liabilities:
Demand deposits	112,358			101,283
Other liabilities	12,059			8,363
Total liabilities	1,001,386			886,984
Shareholders' equity	92,950			65,777
Total liabilities & shareholders' equity	$1,094,336			$952,761
Net interest income		$7,779			$6,547
Net interest rate spread			2.82%			2.70%
Net interest margin			3.03%			2.92%
Ratio of average interest-earning assets to average interest-bearing liabilities			116.98%			115.46%

As indicated in the above table, net interest income, before provision for loan losses, increased $1.2 million, or 18.8%, to $7.8 million for the three months ended March 31, 2020, as compared to $6.5 million for the same prior year period.  This increase was due principally to a $1.4 million, or 14.2%, increase in interest and dividend income.  This increase in interest and dividend income was due principally to the $128.4 million, or 14.3%, increase in the average balance of interest-earning assets. This was primarily the result of an increase in average loans, which increased $127.4 million, or 20.1%, coupled with the eight basis point increase in the average yield earned on these loans. These positive factors on net interest income were partially offset by the increase in the average balance of interest-bearing liabilities which increased $99.6 million, or 12.8%, while the average rate paid on those interest-bearing liabilities decreased 12 basis points. The following analysis should also be viewed in conjunction with the table below which reports the changes in net interest income attributable to rate and volume.

Interest and dividend income increased $1.4 million, or 14.2%, to $11.0 million for the three months ended March 31, 2020 compared to $9.7 million for the same three-month period in 2019.  The increase in interest income was due principally to the increase the in average balances of loans and taxable investment securities which increased 20.1% and 10.2%, respectively, between the year-over-year first quarter periods.  The average balance of loans increased by $127.4 million and the average yield on that portfolio improved eight basis points to 4.86%. The increase in the average balance of loans reflected the Company’s continued success in its expansion within the greater Syracuse, New York market.

Interest expense for the three months ended March 31, 2020 increased $142,000, or 4.6%, to $3.3 million when compared to the same prior year period.  Deposit interest expense increased $211,000, or 9.0%, to $2.6 million due to a $99.4 million increase in the average balance of interest-bearing deposits, partially offset by a seven basis point decrease in the average annualized rate paid on these deposits to 1.32% for the three months ended March 31, 2020, as compared with the same three-month period in 2019. The average balance of deposits increased due to an increase of $81.2 million in the average balance of time deposits during the first quarter of 2020 as compared to the same period in 2019. The decrease in the average rate of deposits was primarily due to 22 and 11 basis point decreases in the average rates paid on time deposits and money market deposit accounts (“MMDA”), respectively, during the three months ended March 31, 2020 as compared to the same time period in 2019 due to declining market rates during the first quarter of 2020.   In 2019, the average rates paid on time deposits and MMDA accounts reflected the competitive environment for such deposits within the Company’s marketplace as well as a general increase in short-term interest rates nationally.

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

	Three months ended March 31,
	2020 vs. 2019
	Increase/(Decrease) Due to
			Total
			Increase
(In thousands)	Volume	Rate	(Decrease)
Interest Income:
Loans	$1,545	$122	$1,667
Taxable investment securities	751	(788)	(37)
Tax-exempt investment securities	(89)	(12)	(101)
Interest-earning deposits	(36)	(119)	(155)
Total interest income	2,171	(797)	1,374
Interest Expense:
NOW accounts	6	(5)	1
Money management accounts	-	-	-
MMDA accounts	119	(151)	(32)
Savings and club accounts	1	-	1
Time deposits	1,217	(976)	241
Subordinated loans	4	(15)	(11)
Borrowings	11	(69)	(58)
Total interest expense	1,358	(1,216)	142
Net change in net interest income	$813	$419	$1,232

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

Management extensively reviews recent trends in changes in the size and composition of the loan portfolio, historical loss experience, qualitative factors, and specific reserve needs on loans individually evaluated for impairment, in its determination of the adequacy of the allowance for loan losses.  We recorded $1.1 million in provision for loan losses for the three-month period ended March 31, 2020, as compared to $144,000 for the three-month period ended March 31, 2019.  The $923,000 increase in the provision for loan losses in the first quarter of 2020, as compared to the same quarter in 2019, resulted from year-over-year increases in: (1) the qualitative factors used in determining the adequacy of the allowance for loan losses, (2) the size of the loan portfolio, and (3) delinquent and nonaccrual loans.  The increase in the quantitative factors used in determining the provision for loan losses reflects the substantial increase in economic uncertainty and the resultant potential for increased credit losses in future periods as a consequence of the COVID-19 pandemic.  Outstanding loan balances increased $92.9 million, or 14.1%, in the quarter ended March 31, 2020, as compared to the same quarter in the previous year, and therefore required a corresponding increase in the estimable and probable loan losses inherent in the loan portfolio.  Finally, the provision for loan losses in the quarter ended March 31, 2020 was further increased, as compared to the same quarter in 2019, by the effects of an increase in the ratio of delinquent loans to total loans, which increased to 3.05% at March 31, 2020 as compared to 2.75% at March 31, 2019, coupled with an increase in nonaccrual loans that increased $1.2 million to $4.7 million at March 31, 2020 as compared to $3.4 million at March 31, 2019.

The Company measures delinquency based on the amount of past due loans as a percentage of total loans.  The ratio of delinquent loans to total loans increased to 3.05% at March 31, 2020 as compared to 2.09% at December 31, 2019.  Delinquent loans increased at a rate that was modestly more than the rate of increase in total loan balances, primarily driven by an increase of $5.2 million in loans delinquent 60-89 days, an increase of $2.3 million in loans 30-59 days past due, partially offset by an $866,000 decrease in loans delinquent more than 90 days.  At March 31, 2020, there were $22.8 million in loans past due including $12.0 million in loans 30-59 days past due, $6.5 million in loans 60-89 days past due and $4.3 million in loans 90 or more days past due.  At December 31, 2019, there were $16.3 million in loans past due including $9.7 million in loans 30-59 days past due, $1.4 million in loans 60-89 days past due and $5.2 million in loans 90 or more days past due.

The increase of $6.6 million in total loans past due at March 31, 2020, as compared to December 31, 2019, was primarily due to an increase of $5.2 million in loans 60-89 days past due.  The increase in loans 60-89 days past due at March 31, 2020 as compared to December 31, 2019 was primarily due to the addition of five commercial and industrial loans with an outstanding balance of $3.4 million and six commercial lines of credit with a total outstanding balance of $2.0 million.  Total loans 30-59 days past due increased in aggregate primarily due to the addition of four commercial real estate loans in the amount of $5.1 million, which was offset by a decrease in commercial lines of credit and commercial and industrial loans of $1.6 million and $1.4 million, respectively.  The decrease in loans 90 days or more past due was primarily a result of a decrease in residential mortgages and commercial loans that were 90 days or more past due.

The determination of the overall adequacy of the allowance for loan losses is also influenced by individual loan and borrower analyses that include reviews of such factors as the delinquency status of loans, assessments of underlying collateral sufficiency and/or the borrower’s documented resources outside of the specific loan relationship (referred to as the borrower’s “global” capacity to repay), personal or corporate guarantees, and the conclusions drawn from detailed discussions with borrowers.  Therefore, the level of loan delinquencies, while generally indicative of the potential levels of future loan charge-offs, are not wholly-definitive in making that determination. Management believes that the allowance for loan losses was adequate at March 31, 2020, based on its analyses of the totality of factors related to making that determination.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, including insurance agency commissions, and net gains on sales of securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2020	2019	Change
Service charges on deposit accounts	$356	$282	$74	26.2%
Earnings and gain on bank owned life insurance	116	121	(5)	-4.1%
Loan servicing fees	49	27	22	81.5%
Debit card interchange fees	163	144	19	13.2%
Insurance agency revenue	337	243	94	38.7%
Other charges, commissions and fees	223	164	59	36.0%
Noninterest income before gains (losses)	1,244	981	263	26.8%
Net gains on sales and redemptions of investment securities	26	79	(53)	-67.1%
(Losses) gains on marketable equity securities	(194)	41	(235)	-573.2%
Net gains (losses) on sales of loans and foreclosed real estate	672	(8)	680	8500.0%
Total noninterest income	$1,748	$1,093	$655	59.9%

The $655,000, or 59.9%, increase in noninterest income in the quarter ended March 31, 2020, as compared to the same quarterly period in 2019, was primarily the result of an increase of $680,000 in net gains on sales of loans and foreclosed real estate.  The gain on the sale of loans and foreclosed real estate was primarily the result of the sale of $35.9 million in seasoned conforming residential mortgage loans that was completed in January 2020.   Also contributing to the increase in noninterest income was a $94,000 increase in insurance agency revenue and a $74,000 increase in service charges on deposit accounts for the current period.  These increases in noninterest income were partially offset by a $235,000 decrease in unrealized gains on equity securities compared to the first quarter of 2019. This decrease in unrealized gains on equity securities was the result of a significant decline in the equity markets at March 31, 2020 primarily due to the economic effects of the COVID-19 pandemic.   All other noninterest income categories decreased by $42,000, or 7.9%, in the three months ended March 31, 2020 as compared to the same prior year period.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2020	2019	Change
Salaries and employee benefits	$3,247	$3,650	$(403)	-11.0%
Building and occupancy	754	655	99	15.1%
Data processing	600	574	26	4.5%
Professional and other services	316	336	(20)	-6.0%
Advertising	176	239	(63)	-26.4%
FDIC assessments	189	111	78	70.3%
Audits and exams	125	100	25	25.0%
Insurance agency expense	192	199	(7)	-3.5%
Community service activities	107	138	(31)	-22.5%
Foreclosed real estate expenses	30	237	(207)	-87.3%
Other expenses	509	472	37	7.8%
Total noninterest expenses	$6,245	$6,711	$(466)	-6.9%

The $466,000, or 6.9%, decrease in noninterest expense between the year-over-year first quarter periods was principally due to a decrease in salaries and employee benefits expense.  All other noninterest expenses in aggregate, decreased $63,000, or 2.1%, for the three months ended March 31, 2020, as compared to the same three-month period in 2019.  The detail of the components of the overall decrease in noninterest expense follows:

•

The $403,000 decrease in salaries and employee benefits expense in the first quarter of 2020, as compared to the same three-month period in 2019, was primarily due to a $150,000 decrease in employee benefits expense, a $124,000 decrease in commissions and incentives expense, and a $110,000 decrease in salaries expense.  Employee benefits expense decreased primarily due to increased accrued earnings from the Company’s defined benefit pension plan reflecting higher plan asset valuations on January 1, 2020, as compared to the same date in 2019.  Commissions and incentives expense declined primarily due to management’s election to suspend the substantial majority of incentive accruals in response to the uncertainties associated with the COVID-19 pandemic.  Those accruals totaled $172,000 in the first quarter of 2019.

•

The $99,000 increase in building and occupancy expenses was primarily due to a $40,000 increase in property taxes, a $33,000 increase in maintenance expenses, and a $30,000 increase in additional depreciation expense related to recently completed building modernization and refurbishment projects. These increases are consistent with branch and operational growth.

•	The $78,000 increase in the FDIC assessment is consistent with our increase in asset size year-over-year.
•	Foreclosed real estate expenses decreased $207,000 as a result of a foreclosed property that the Bank paid taxes on in 2019. This foreclosed property was sold in February 2019.
•

All other noninterest expenses decreased in aggregate in the year-over-year three-month periods by a total of $33,000, or 1.6%. The Bank is continuously monitoring operating expenses to reduce the annual rate of growth in those operating expenses.  The decrease in the various categories of operating expense is consistent with this initiative.

Income Tax Expense

Income tax expense increased $204,000 to $455,000, with an effective tax rate of 22.0% for the quarter ended March 31, 2020, as compared to $251,000, with an effective tax rate of 33.8%, for the same three month period in 2019.  Effective in January 2018, the Company adopted a modification methodology, made available following changes to the New York State tax code, affecting how the Company’s state income tax liability is computed.  Under this adopted methodology it is unlikely that the Company will pay income taxes to New York in future periods.  It was therefore determined to be probable that the Company’s deferred tax assets related to New York State income taxes were unlikely to further reduce the Company’s state income tax rate in the future. Accordingly, a valuation allowance against the value of those deferred tax assets was established to reduce the net deferred tax asset related to New York income taxes to $0.  As a result, in the quarter ended March 31, 2019, the Company established, through a charge to earnings, a valuation allowance in the amount of $136,000.  This charge to earnings increased the Company’s effective tax rate by 18.3% in that period.  In the quarter ended March 31, 2020, management further evaluated all factors related to the expected filings of future New York State tax returns and elected to eliminate its remaining New York State net deferred tax asset balances and the related, and offsetting valuation allowance on January 1, 2020.  The effect of these eliminations required an adjustment to other comprehensive income balances and had no effect on first quarter 2020 reported earnings.  At March 31, 2020, the Company’s net deferred tax asset related to New York income taxes was $0. At March 31, 2019, the Company had a valuation allowance of $33,000. At March 31, 2020, the Company’s net deferred tax asset related to New York income taxes was $0.

The Company’s effective tax rate typically differs from the 21% federal statutory tax rate due primarily to tax-exempt income from specific types of investment securities and loans, bank owned life insurance, and, to a much lesser degree, the utilization of low income housing tax credits, as well as the effects of transitional adjustments related to state income taxes and certain taxes payable to states other than New York.  In addition, the tax effects of certain incentive stock option activity may also reduce the Company’s effective tax rate on a sporadic basis.  During the quarter ended March 31, 2020, these effects reduced the Company’s effective tax rate by 0.4%.  Excluding the nonrecurring charge related to the deferred tax asset valuation allowance, income tax expense in the first quarter of 2020 would have been $340,000 more than the same prior year period.  The increase in income tax expense, as compared to the previous year’s same period, was primarily attributable to the year-over-year first quarter increase in pre-tax net income.

Earnings per Share

Basic and diluted earnings per share were $0.29 for the first quarter of 2020, as compared to $0.12 per basic and diluted share for the same quarter of 2019.  These $0.17 increases in basic and fully diluted earnings per share, respectively, were driven principally by the increase in net income between these two periods. Further information on earnings per share can be found in Note 3 of this Form 10-Q.

Changes in Financial Condition

Assets

Total assets increased $13.8 million, or 1.3%, to $1.11 billion at March 31, 2020, as compared to $1.09 billion at December 31, 2019.  This increase was due primarily to increases in cash and cash equivalents and investment securities, partially offset by a decrease in loans.

Cash and cash equivalents increased $37.4 million, or 185.6%, to $57.6 million at March 31, 2020, as compared to $20.2 million at December 31, 2019. The $37.4 million increase in cash and cash equivalents was primarily a result of a perceived need for additional readily-available liquidity reserves in a time of unprecedented uncertainty and significant market instability, as a result of the pandemic.  Total restricted cash was $1.3 million and $0 at March 31, 2020 and December 31, 2019, respectively.

Investment securities increased $7.6 million, or 3.2%, to $247.1 million at March 31, 2020, as compared to $239.5 million at December 31, 2019, due principally to purchases of securities during the first quarter of 2020.

Total net loans receivable decreased $31.9 million, or 4.1%, to $740.9 million at March 31, 2020 from $772.8 million at December 31, 2019.  This decrease was primarily the result of the sale of $35.9 million in seasoned conforming residential mortgage loans that was completed in January 2020 and generated a $680,000 gain.  Further contributing to the decrease in loans was a $7.4 million decrease in consumer loans.  However, commercial loans increased by $11.0 million during the first quarter of 2020.  Consumer loans decreased primarily due to general amortization.  Commercial loans increased primarily due to increases of $7.7 million in commercial real estate loans and $3.3 million among all other commercial loan categories.  This was reflective of organic loan growth and the Company’s continued success in its expansion within the greater Syracuse, New York market.

Liabilities

Total liabilities increased $16.2 million to $1.02 billion at March 31, 2020 compared to $1.00 billion at December 31, 2019.  Deposits increased $17.9 million, or 2.0%, to $899.9 million at March 31, 2020, compared to $881.9 million at December 31, 2019.  Noninterest-bearing deposits were up $6.0 million, or 5.6%, from the 2019 year end, primarily the result of continued growth in business banking relationships. The increase in deposits compared to December 31, 2019 was due to growth in retail and commercial relationship deposits along with brokered deposit inflows.  Brokered deposits increased during the quarter ended March 31, 2020, by $42.4 million, or 56.9%, primarily as a result of the Bank’s efforts to significantly increase cash and cash equivalent balances in response to the COVID-19 pandemic.   The Bank utilizes the Certificates of Deposit Account Registry Service (“CDARS”) provided by Promontory Interfinancial Network and other deposits acquired through unaffiliated financial institutions as forms of brokered deposits.  At March 31, 2020, deposits obtained through the use of these services increased $6.2 million to $116.8 million as compared to $110.6 million at December 31, 2019. Borrowed funds balances from the FHLB-NY decreased $1.7 million, or 1.8%, to $91.4 million at March 31, 2020 from $93.1 million at December 31, 2019.

Shareholders’ Equity

The Company’s shareholders’ equity, exclusive of the noncontrolling interest, decreased $2.4 million to $88.0 million at March 31, 2020 from $90.4 million at December 31, 2019.  This decrease in shareholders’ equity during the quarter ended March 31, 2020 was principally due to a $4.1 million increase in accumulated comprehensive loss. The decrease in total shareholders’ equity was partially offset by a $1.3 million increase in retained earnings, a $297,000 increase in paid-in capital, and a $46,000 increase in earned ESOP shares. The comprehensive loss recorded in the quarter ended March 31,

2020 was primarily the result of the unrealized depreciation in the fair market value of our available-for-sale investment securities during the three months ended March 31, 2020.  This depreciation was primarily due to the effects of the COVID-19 pandemic on global fixed income markets at the end of March 2020, as trading activity in those markets was substantially halted and normal market-based price discovery mechanisms were temporarily, but substantially, incapacitated. As a result, available market price quotations for many of the securities within the Company’s investment securities portfolio were not reflective of the fair values that would be obtainable in normally functioning markets.

The increase in retained earnings resulted from $1.7 million in net income recorded in the first three months of 2020.  Retained earnings was partially offset by $278,000 for cash dividends declared on our common stock, $69,000 for cash dividends declared on our preferred stock, and $8,000 for cash dividends declared on our issued warrant.

Capital

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its banking operations.  This strong capital position serves to support growth and expansion activities while at the same time exceeding regulatory standards.  At March 31, 2020, the Bank met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 8%, Tier 1 common equity exceeding 6.5%, and a total risk-based capital ratio exceeding 10%.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The buffer is separate from the capital ratios required under the Prompt Corrective Actions (“PCA”) standards. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum levels of the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity.  The capital conservation buffer requirement is now fully implemented at 2.5% of risk-weighted assets. At March 31, 2020, the Bank exceeded all regulatory required minimum capital ratios, including the capital buffer requirements.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies developed a “Community Bank Leverage Ratio” (the ratio of a bank's tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies have set the Community Bank Leverage Ratio at 9%. Pursuant to the CARES Act, the federal banking agencies in April 2020 issued interim final rules to set the Community Bank Leverage Ratio at 8% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the Community Bank Leverage Ratio will increase to 8.5% for the calendar year. Community banks will have until January 1, 2022, before the Community Bank Leverage Ratio requirement will return to 9%. A financial institution can elect to be subject to this new definition. The new rule took effect on January 1, 2020. The Bank did not elect to become subject to the Community Bank Leverage Ratio.

Pathfinder Bank’s capital amounts and ratios as of the indicated dates are presented in the following tables:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be "Well-Capitalized" Under Prompt Corrective Provisions		Minimum For Capital Adequacy with Buffer
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2020:
Total Core Capital (to Risk-Weighted Assets)	$103,118	13.48%	$61,212	8.00%	$76,515	10.00%	$80,341	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$93,553	12.23%	$45,909	6.00%	$61,212	8.00%	$65,038	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$93,553	12.23%	$34,432	4.50%	$49,735	6.50%	$53,561	7.00%
Tier 1 Capital (to Assets)	$93,553	8.59%	$43,556	4.00%	$54,445	5.00%	$54,445	5.00%
As of December 31, 2019:
Total Core Capital (to Risk-Weighted Assets)	$95,093	12.28%	$61,934	8.00%	$77,418	10.00%	$81,289	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$86,424	11.16%	$46,451	6.00%	$61,934	8.00%	$65,805	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$86,424	11.16%	$34,838	4.50%	$50,322	6.50%	$54,192	7.00%
Tier 1 Capital (to Assets)	$86,424	8.20%	$42,175	4.00%	$52,719	5.00%	$52,719	5.00%

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

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Regulatory Capital Ratios (Bank Only)
Total capital (to risk-weighted assets)
Total equity (GAAP)	$91,157	$88,138
Goodwill	(4,536)	(4,536)
Intangible assets	(145)	(149)
Addback: Accumulated other comprehensive income	7,077	2,971
Total Tier 1 Capital	$93,553	$86,424
Allowance for loan and lease losses	9,565	8,669
Total Tier 2 Capital	$9,565	$8,669
Total Tier 1 plus Tier 2 Capital (numerator)	$103,118	$95,093
Risk-weighted assets (denominator)	765,152	774,177
Total core capital to risk-weighted assets	13.48%	12.28%

Tier 1 capital (to risk-weighted assets)
Total Tier 1 capital (numerator)	$93,553	$86,424
Risk-weighted assets (denominator)	765,152	774,177
Total capital to risk-weighted assets	12.23%	11.16%

Tier 1 capital (to adjusted assets)
Total Tier 1 capital (numerator)	$93,553	$86,424
Total average assets	1,093,585	1,059,060
Goodwill	(4,536)	(4,536)
Intangible assets	(145)	(149)
Adjusted assets (denominator)	$1,088,904	$1,054,375
Total capital to adjusted assets	8.59%	8.20%

Tier 1 Common Equity (to risk-weighted assets)
Total Tier 1 capital (numerator)	$93,553	$86,424
Risk-weighted assets (denominator)	765,152	774,177
Total Tier 1 Common Equity to risk-weighted assets	12.23%	11.16%

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of non-performing assets at the indicated dates:

	March 31,	December 31,	March 31,
(Dollars In thousands)	2020	2019	2019
Nonaccrual loans:
Commercial and commercial real estate loans	$2,969	$3,002	$1,958
Consumer	657	631	154
Residential mortgage loans	1,040	1,613	1,273
Total nonaccrual loans	4,666	5,246	3,385
Total nonperforming loans	4,666	5,246	3,385
Foreclosed real estate	58	88	623
Total nonperforming assets	$4,724	$5,334	$4,008

Accruing troubled debt restructurings	$2,033	$2,008	$2,660

Nonperforming loans to total loans	0.62%	0.67%	0.51%
Nonperforming assets to total assets	0.43%	0.49%	0.41%

Nonperforming assets include nonaccrual loans, nonaccrual troubled debt restructurings (“TDR”), and foreclosed real estate (‘‘FRE”). The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more.  There are no loans that are past due 90 days or more and still accruing interest at the dates indicated in the table above.  Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity.  TDRs are included in the above table within the categories of nonaccrual loans or accruing TDRs.  There was one nonaccruing TDR loans, with an aggregate carrying value of $74,000 included among the nonaccrual loans detailed in the table above at March 31, 2020.

Pursuant to the CARES Act, financial institutions have the option to temporarily suspend certain requirements under U.S. generally accepted accounting principles related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. This provision allows a financial institution the option to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Bank elected to adopt these provisions of the CARES Act.

As indicated in the table above, nonperforming assets at March 31, 2020 were $4.7 million and were $610,000 lower than the $5.3 million reported at December 31, 2019, due primarily to a decrease of $606,000 in nonperforming commercial and residential mortgages loans and a $30,000 decrease in FRE, partially offset by an increase of $26,000 in nonperforming consumer loans.

As indicated in the nonperforming asset table above, FRE balances decreased $30,000 at March 31, 2020 from December 31, 2019, following one sale from the portfolio and two additions to the portfolio during the three-month period ended March 31, 2020.  More information regarding foreclosed real estate can be found in Note 8 of this quarterly report on Form 10-Q.

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

The allowance for loan losses represents management’s estimate of the probable losses inherent in the loan portfolio as of the date of the statement of condition.  The allowance for loan losses was $9.6 million and $8.7 million at March 31, 2020 and December 31, 2019, respectively.  The ratio of the allowance for loan losses to total loans increased 17 basis points to 1.28% at March 31, 2020 from 1.11% at December 31, 2019.  Management performs a quarterly evaluation of the allowance for loan losses based on quantitative and qualitative factors and has determined that the current level of the allowance for loan losses is adequate to absorb the losses in the loan portfolio as of March 31, 2020.

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

At March 31, 2020 and December 31, 2019, the Company had $7.4 million and $7.5 million in loans, which were deemed to be impaired, having established specific reserves of $777,000 and $830,000, respectively, on these loans.   There was a decrease in impaired loans and the associated specific reserve among all categories.  Most notably, impaired commercial and industrial loans decreased $54,000 and the associated reserve decreased $27,000.

Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in those loans being included in future impaired loan reporting.  Potential problem loans totaled $30.3 million as of March 31, 2020, a decrease of $1.1 million, or 3.6%, as compared to $31.5 million at December 31, 2019.  These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired. Due to the adverse economic impacts of the COVID-19 pandemic on our market area and our customers, the Company expects that potential problem loans may increase during the course of fiscal 2020.

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

For the first three months of 2020, cash and cash equivalents increased by $37.4 million. The Company reported net cash flows from financing activities of $16.2 million generated by increased customer deposit balances of $37.7 million. The increase in deposits was the result of organic growth in consumer, business and municipal segments within our existing marketplace.  This increase was partially offset by an aggregate decrease in net cash of $21.5 million from all other financing sources, including dividends paid to common and preferred shareholders, and decreased balances in both brokered deposits and borrowings. Additionally, $38.0 million was provided through operating activities, primarily from the sale of residential loans to the secondary market.

The Company has a number of existing credit facilities available to it. At March 31, 2020, total credit available to the Company under the existing lines of credit was approximately $150.8 million at FHLBNY, the Federal Reserve Bank, and two other correspondent banks. As of March 31, 2020, the Company had $91.4 million of the available lines of credit utilized on its existing lines of credit with $59.4 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of March 31, 2020, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

Off-Balance Sheet Arrangements

The Company is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  At March 31, 2020, the Company had $152.7 million in outstanding commitments to extend credit and standby letters of credit.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At March 31, 2020, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material and adverse effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2020 through January 31, 2020	-	$-	-	74,292

February 1, 2020 through February 29, 2020	-	$-	-	74,292

March 1, 2020 through March 31, 2020	-	$-	-	74,292

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

PATHFINDER BANCORP, INC.

(registrant)

May 29, 2020	/s/ Thomas W. Schneider
Thomas W. Schneider
President and Chief Executive Officer

May 29, 2020	/s/ Walter F. Rusnak
Walter F. Rusnak
Senior Vice President and Chief Financial Officer