Form 10-Q/A
period 2020-03-31
Pathfinder Bancorp, Inc.
filed 2020-06-10
CIK 1609065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

(Exact Name of Company as Specified in its Charter)

Maryland (State of Other Jurisdiction of Incorporation)	001-36695 (Commission File No.)	38-3941859 (I.R.S. Employer Identification No.)

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

EXPLANATORY NOTE

Pathfinder Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on May 29, 2020 (the “Original Form 10-Q”), solely to add this Explanatory Note, which was inadvertently omitted from the Original Form 10-Q, to disclose that the Company had filed the Original Form 10-Q after the May 15, 2020 deadline applicable to the Company for the filing of a Form 10-Q in reliance on the 45-day extension provided by an order issued by the SEC under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new SEC order under Section 36 of the Exchange Act Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465) (collectively, the “Order”).

On May 15, 2020, the Company filed a Current Report on Form 8-K (the “Form 8-K”) to indicate its intention to rely on the Order for such extension. Specifically, the Company disclosed that its operations and business have experienced disruptions due to the unprecedented conditions surrounding COVID-19 in the United States, resulting in the Company having to modify its business practices. Since the middle of March 2020, the Company has been following the recommendations of state and local health authorities to minimize the exposure risk for the Company’s employees, including restricting access to its physical offices. Management devoted significant time and attention to assessing the potential impact of COVID-19 and related events on the Company’s operations and financial position and developing operational and financial plans to address those matters, which temporarily diverted management resources from completing tasks necessary to file the Original Form 10-Q prior to the due date.

On March 27, 2020, the United States Congress passed the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) which was intended to provide approximately $2.5 trillion of direct support to U.S. citizens and businesses affected by the COVID-19 outbreak. The operational management and staff of the Company has been heavily engaged with Pathfinder Bank’s participation in the Paycheck Protection Program (“PPP”).  The PPP was established by the CARES Act and is a specialized, limited duration, low-interest loan program funded by the U.S. Treasury Department and administered by the U.S. Small Business Administration (“SBA”).  Through May 15, 2020, Pathfinder Bank has submitted to, and received approval from, the SBA for 619 loans totaling approximately $73.5 million under this program. Management believed that the administration of the PPP for the immediate benefit of the Company’s customers was of the highest priority in order for the Company to meet its obligations as an essential service provider to the communities that it serves.  Accordingly, participation within the PPP was temporarily given the highest priority for resource utilization within the Company and temporarily precluded allocation of certain internal resources to the preparation of the Original Form 10-Q. Consistent with the Company’s statements made in the Form 8-K, the Company filed its Original Form 10-Q on May 29, 2020 (which was within the permitted timeframe of the Order).

In addition, as required by Rule 12b-15 under the Exchange Act, the Company is including in this Amendment certifications from its principal executive officer and principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original Form 10-Q. Furthermore, this Amendment does not change any previously reported financial results nor does it reflect events occurring after the filing of the Original Form 10-Q. This Amendment should be read in conjunction with the Original Form 10-Q and with the Company’s other filings made with the SEC subsequent to the filing of the Original Form 10-Q.

ITEM 6 – EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATHFINDER BANCORP, INC.

(registrant)

June 10, 2020	/s/ Thomas W. Schneider
Thomas W. Schneider
President and Chief Executive Officer

June 10, 2020	/s/ Walter F. Rusnak
Walter F. Rusnak
Senior Vice President and Chief Financial Officer