Form 10-Q
period 2020-06-30
Pathfinder Bancorp, Inc.
filed 2020-08-13
CIK 1609065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 12, 2020, there were 4,753,883 shares outstanding of the registrant’s common stock.

PATHFINDER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.

Consolidated Statements of Condition

(Unaudited)

	June 30,	December 31,
(In thousands, except share and per share data)	2020	2019
ASSETS:
Cash and due from banks (including restricted balances of $1,600 and $0, respectively)	$19,320	$8,284
Interest-earning deposits (including restricted balances of $0 and $0, respectively)	25,803	11,876
Total cash and cash equivalents	45,123	20,160
Available-for-sale securities, at fair value	116,131	111,134
Held-to-maturity securities, at amortized cost (fair value of $143,140 and $124,148, respectively)	141,298	122,988
Marketable equity securities, at fair value	1,564	534
Federal Home Loan Bank stock, at cost	4,091	4,834
Loans	806,009	745,516
Loans held-for-sale (1)	-	35,935
Less: Allowance for loan losses	10,553	8,669
Loans receivable, net	795,456	772,782
Premises and equipment, net	22,311	22,699
Operating lease right-of-use assets	2,312	2,386
Accrued interest receivable	4,973	3,712
Foreclosed real estate	26	88
Intangible assets, net	141	149
Goodwill	4,536	4,536
Bank owned life insurance	17,625	17,403
Other assets	11,437	10,402
Total assets	$1,167,024	$1,093,807

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$810,455	$774,392
Noninterest-bearing	160,138	107,501
Total deposits	970,593	881,893
Short-term borrowings	10,158	25,138
Long-term borrowings	65,239	67,987
Subordinated loans	15,145	15,128
Accrued interest payable	276	396
Operating lease liabilities	2,587	2,650
Other liabilities	10,419	9,946
Total liabilities	1,074,417	1,003,138
Shareholders' equity:
Preferred stock, par value $0.01 per share; no liquidation preference; 10,000,000 and 10,000,000 shares authorized, respectively; 1,155,283 and 1,155,283 shares issued and outstanding, respectively	12	12
Common stock, par value $0.01; 25,000,000 authorized shares; 4,753,883 and 4,709,238 shares issued and outstanding, respectively	48	47
Additional paid in capital	49,747	49,362
Retained earnings	47,660	44,839
Accumulated other comprehensive loss	(4,387)	(2,971)
Unearned ESOP	(765)	(855)
Total Pathfinder Bancorp, Inc. shareholders' equity	92,315	90,434
Noncontrolling interest	292	235
Total equity	92,607	90,669
Total liabilities and shareholders' equity	$1,167,024	$1,093,807

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

Pathfinder Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended,		For the six months ended
(In thousands, except per share data)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest and dividend income:
Loans, including fees	$8,832	$8,222	$18,074	$15,797
Debt securities:
Taxable	1,549	1,655	3,241	3,454
Tax-exempt	52	51	59	159
Dividends	64	74	134	151
Federal funds sold and interest earning deposits	17	106	49	216
Total interest and dividend income	10,514	10,108	21,557	19,777
Interest expense:
Interest on deposits	2,204	2,740	4,760	5,085
Interest on short-term borrowings	39	58	96	225
Interest on long-term borrowings	439	387	884	780
Interest on subordinated loans	192	217	398	434
Total interest expense	2,874	3,402	6,138	6,524
Net interest income	7,640	6,706	15,419	13,253
Provision for loan losses	1,146	610	2,213	754
Net interest income after provision for loan losses	6,494	6,096	13,206	12,499
Noninterest income:
Service charges on deposit accounts	303	348	659	630
Earnings and gain on bank owned life insurance	106	101	222	222
Loan servicing fees	79	60	128	87
Net gains on sales and redemptions of investment securities	1,023	32	1,049	111
(Losses) gains on marketable equity securities	(722)	16	(916)	57
Net gains on sales of loans and foreclosed real estate	97	13	769	5
Debit card interchange fees	205	187	368	331
Insurance agency revenue	185	218	522	461
Other charges, commissions & fees	255	244	478	408
Total noninterest income	1,531	1,219	3,279	2,312
Noninterest expense:
Salaries and employee benefits	2,972	3,454	6,219	7,104
Building and occupancy	707	632	1,461	1,287
Data processing	552	587	1,152	1,162
Professional and other services	301	380	617	716
Advertising	261	242	437	481
FDIC assessments	150	130	339	241
Audits and exams	125	100	250	200
Insurance agency expense	212	229	404	428
Community service activities	12	144	119	282
Foreclosed real estate expenses	5	59	35	296
Other expenses	461	582	970	1,053
Total noninterest expense	5,758	6,539	12,003	13,250
Income before income taxes	2,267	776	4,482	1,561
Provision for income taxes	439	175	894	426
Net income attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	1,828	601	3,588	1,135
Net (loss) income attributable to noncontrolling interest	(13)	(6)	57	14
Net income attributable to Pathfinder Bancorp Inc.	$1,841	$607	$3,531	$1,121
Convertible preferred stock dividends	69	69	138	69
Warrant dividends	7	8	15	8
Undistributed earnings allocated to participating securities	322	38	612	41
Net income available to common shareholders	$1,443	$492	$2,766	$1,003

Earnings per common share - basic	$0.31	$0.11	$0.60	$0.23
Earnings per common share - diluted	$0.31	$0.11	$0.60	$0.23
Dividends per common share	$0.06	$0.06	$0.12	$0.12

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended		For the six months ended
(In thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net Income	$1,828	$601	$3,588	$1,135

Other Comprehensive Income (Loss)

Retirement Plans:
Retirement plan net losses recognized in plan expenses	59	84	117	168

Unrealized holding gains (losses) on available-for-sale securities:
Unrealized holding (losses) gains arising during the period	4,393	1,759	760	3,748
Reclassification adjustment for net gains included in net income	(873)	(32)	(899)	(111)
Net unrealized gains (losses) on available-for-sale securities	3,520	1,727	(139)	3,637

Derivatives and hedging activities:
Unrealized holding losses arising during the period	(184)	-	(1,528)	-
Net unrealized losses on derivatives and hedging activities	(184)	-	(1,528)	-

Accretion of net unrealized loss on securities transferred to held-to- maturity(1)	10	9	19	15

Other comprehensive income (loss), before tax	3,405	1,820	(1,531)	3,820
Tax effect	(715)	(382)	321	(802)
Other comprehensive income (loss) , net of tax	2,690	1,438	(1,210)	3,018
Comprehensive income	$4,518	$2,039	$2,378	$4,153
Comprehensive (loss) income, attributable to noncontrolling interest	$(13)	$(6)	$57	$14
Comprehensive income attributable to Pathfinder Bancorp, Inc.	$4,531	$2,045	$2,321	$4,139

Tax Effect Allocated to Each Component of Other Comprehensive Income (Loss)
Retirement plan net losses recognized in plan expenses	$(12)	$(18)	$(24)	$(37)
Unrealized holding gains (losses) on available-for-sale securities arising during the period	(923)	(369)	(160)	(785)
Reclassification adjustment for net gains included in net income	183	7	189	23
Unrealized losses on derivatives and hedging arising during the period	39	-	321	-
Accretion of net unrealized loss on securities transferred to held-to- maturity(1)	(2)	(2)	(5)	(3)
Income tax effect related to other comprehensive income (loss)	$(715)	$(382)	$321	$(802)

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

Pathfinder Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended June 30, 2020 and June 30, 2019

(Unaudited)

					Accumulated
			Additional		Other Com-		Non-
	Preferred	Common	Paid in	Retained	prehensive	Unearned	controlling
(In thousands, except share and per share data)	Stock	Stock	Capital	Earnings	Loss	ESOP	Interest	Total
Balance, March 31, 2020	$12	$47	$49,659	$46,174	$(7,077)	$(809)	$305	$88,311
Net income	-	-	-	1,841	-	-	(13)	1,828
Other comprehensive income, net of tax	-	-	-	-	2,690	-	-	2,690
ESOP shares earned (6,110 shares)	-	-	15	-	-	44	-	59
Restricted stock units (13,437 shares)	-	-	-	-	-	-	-	-
Stock based compensation	-	-	73	-	-	-	-	73
Stock options exercised	-	1	-	-	-	-	-	1
Common stock dividends declared ($0.06 per share)	-	-	-	(279)	-	-	-	(279)
Preferred stock dividends declared ($0.06 per share)	-	-	-	(69)	-	-	-	(69)
Warrant dividends declared ($0.06 per share)	-	-	-	(7)	-	-	-	(7)
Balance, June 30, 2020	$12	$48	$49,747	$47,660	$(4,387)	$(765)	$292	$92,607

Balance, March 31, 2019	$-	$44	$29,454	$42,133	$(4,462)	$(989)	$258	$66,438
Net income	-	-	-	607	-	-	(6)	601
Other comprehensive income, net of tax	-	-	-	-	1,438	-	-	1,438
Proceeds of common stock private placement, net of expenses (1)	-	3	3,823	-	-	-	-	3,826
Proceeds of preferred stock private placement, net of expenses (1)	12	-	15,358	-	-	-	-	15,370
Effect of warrant issued from private placement (1)	-	-	373	-	-	-		373
ESOP shares earned (6,110 shares)	-	-	44	-	-	45	-	89
Restricted stock units (13,436 shares)	-	-	-	-	-	-	-	-
Stock based compensation	-	-	73	-	-	-	-	73
Common stock dividends declared ($0.06 per share)	-	-	-	(274)	-	-	-	(274)
Preferred stock dividends declared ($0.06 per share)	-	-	-	(69)	-	-	-	(69)
Warrant dividends declared ($0.06 per share)	-	-	-	(8)	-	-	-	(8)
Distributions from affiliates	-	-	-	-	-	-	(13)	(13)
Balance, June 30, 2019	$12	$47	$49,125	$42,389	$(3,024)	$(944)	$239	$87,844

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

Pathfinder Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Six months ended June 30, 2020 and June 30, 2019

(Unaudited)

					Accumulated
			Additional		Other Com-		Non-
	Preferred	Common	Paid in	Retained	prehensive	Unearned	controlling
(In thousands, except share and per share data)	Stock	Stock	Capital	Earnings	Loss	ESOP	Interest	Total
Balance, January 1, 2020	$12	$47	$49,362	$44,839	$(2,971)	$(855)	$235	$90,669
Net income	-	-	-	3,531	-	-	57	3,588
Reevaluation of deferred tax asset valuation allowance (1)	-	-	-	-	(206)	-	-	(206)
Other comprehensive loss, net of tax	-	-	-	-	(1,210)	-	-	(1,210)
ESOP shares earned (12,221 shares)	-	-	52	-	-	90	-	142
Restricted stock units (13,437 shares)	-	-	-	-	-	-	-	-
Stock based compensation	-	-	139	-	-	-	-	139
Stock options exercised	-	1	194	-	-	-	-	195
Common stock dividends declared ($0.12 per share)	-	-	-	(557)	-	-	-	(557)
Preferred stock dividends declared ($0.12 per share)	-	-	-	(138)	-	-	-	(138)
Warrant dividends declared ($0.12 per share)	-	-	-	(15)	-	-		(15)
Balance, June 30, 2020	$12	$48	$49,747	$47,660	$(4,387)	$(765)	$292	$92,607

Balance, January 1, 2019	$-	$44	$29,139	$42,114	$(6,042)	$(1,034)	$238	$64,459
Net income	-	-	-	1,121	-	-	14	1,135
Other comprehensive income, net of tax	-	-	-	-	3,018	-	-	3,018
Proceeds of common stock private placement, net of expenses (2)	-	3	3,823	-	-	-	-	3,826
Proceeds of preferred stock private placement, net of expenses (2)	12	-	15,358	-	-	-	-	15,370
Effect of warrant issued from private placement (2)	-	-	373	-	-	-	-	373
ESOP shares earned (12,221 shares)	-	-	86	-	-	90	-	176
Restricted stock units (13,436 shares)	-	-	-	-	-	-	-	-
Stock based compensation	-	-	146	-	-	-	-	146
Stock options exercised	-	-	200	-	-	-	-	200
Cumulative effect of change in measurement of operating leases (3)	-	-	-	(239)	-	-	-	(239)
Common stock dividends declared ($0.12 per share)	-	-	-	(530)	-	-	-	(530)
Preferred stock dividends declared ($0.06 per share)		-	-	(69)	-	-	-	(69)
Warrant dividends declared ($0.06 per share)	-	-	-	(8)	-	-	-	(8)
Distributions from affiliates	-	-	-	-	-	-	(13)	(13)
Balance, June 30, 2019	$12	$47	$49,125	$42,389	$(3,024)	$(944)	$239	$87,844

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

(3)	Cumulative effect of the adoption of ASU 2016-02, Leases (Topic 842), based on the difference in the right-of-use asset and lease liability as of January 1, 2019.

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
(In thousands)	2020	2019
OPERATING ACTIVITIES
Net income attributable to Pathfinder Bancorp, Inc.	$3,531	$1,121
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	2,213	754
Amortization of operating leases	11	15
Proceeds from sales of loans	40,498	48
Originations of loans held-for-sale	(3,790)	(47)
Realized losses (gains) on sales, redemptions and calls of:
Real estate acquired through foreclosure	4	-
Loans	(773)	(5)
Available-for-sale investment securities	(1,014)	(111)
Held-to-maturity investment securities	(35)	-
Marketable equity securities	916	(57)
Depreciation	824	744
Amortization of mortgage servicing rights	(298)	2
Amortization of deferred loan costs	137	128
Amortization of deferred financing from subordinated debt	17	17
Earnings and gain on bank owned life insurance	(222)	(222)
Net amortization of premiums and discounts on investment securities	637	618
Amortization of intangible assets	8	8
Stock based compensation and ESOP expense	281	322
Net change in accrued interest receivable	(1,261)	(271)
Net change in other assets and liabilities	(1,363)	14
Net cash flows from operating activities	40,321	3,078
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(79,052)	(12,280)
Purchase of investment securities held-to-maturity	(39,552)	(46,970)
Purchase of Federal Home Loan Bank stock	(1,176)	(2,605)
Proceeds from redemption of Federal Home Loan Bank stock	1,919	4,099
Proceeds from maturities and principal reductions of investment securities available-for-sale	47,457	12,044
Proceeds from maturities and principal reductions of investment securities held-to-maturity	19,523	5,035
Proceeds from sales, redemptions and calls of:
Available-for-sale investment securities	24,768	63,486
Held-to-maturity investment securities	1,589	548
Real estate acquired through foreclosure	116	1,085
Net change in loans	(61,017)	(73,419)
Purchase of premises and equipment	(436)	(2,368)
Net cash flows from investing activities	(85,861)	(51,345)

FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts, money management deposit accounts, MMDA accounts and escrow deposits	100,069	(14,292)
Net change in time deposits	(39,454)	61,781
Net change in brokered deposits	28,085	34,088
Net change in short-term borrowings	(14,980)	(10,000)
Payments on long-term borrowings	(18,060)	(19,100)
Proceeds from long-term borrowings	15,312	-
Proceeds from exercise of stock options	195	200
Cash dividends paid to common shareholders	(567)	(526)
Cash dividends paid to preferred shareholders	(139)	-
Cash dividends paid on warrants	(15)	-
Net proceeds from common stock private placement	-	4,199
Net proceeds from preferred stock private placement	-	15,370
Proceeds from finance lease transaction	-	572
Change in noncontrolling interest, net	57	1
Net cash flows from financing activities	70,503	72,293
Change in cash and cash equivalents	24,963	24,026
Cash and cash equivalents at beginning of period	20,160	26,316
Cash and cash equivalents at end of period	$45,123	$50,342
CASH PAID DURING THE PERIOD FOR:
Interest	$6,259	$6,382
Income taxes	550	-
NON-CASH INVESTING ACTIVITY
Real estate acquired in exchange for loans	58	503
RESTRICTED CASH
Collateral deposits for hedge position included in cash and due from banks	1,600	-

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1:   Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc., (the “Company”), Pathfinder Bank (the “Bank”) and its other wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Certain amounts in the 2019 consolidated financial statements may have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income or comprehensive income as previously reported.  Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020 or any other interim period.

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

Note 2:   New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) and, to a lesser extent, other authoritative rulemaking bodies promulgate generally accepted accounting principles (“GAAP”) to regulate the standards of accounting in the United States.  From time to time, the FASB issues new GAAP standards, known as Accounting Standards Updates (“ASUs”) some of which, upon adoption, may have the potential to change the way in which the Company recognizes or reports within its consolidated financial statements.  The following table provides a description of the accounting standards that are not currently effective, but could have an impact on the Company's consolidated financial statements upon adoption.

Standards Not Yet Adopted as of June 30, 2020
Standard	Description	Required Date of Implementation	Effect on Consolidated Financial Statements
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

January 1, 2023 (early adoption permitted as of January 1, 2019)

The Company is assessing the new guidance to determine what modifications to existing credit estimation processes may be required. The new guidance is complex and management is still evaluating the preliminary output from models that have been developed during this evaluative phase. In addition, future levels of allowances will also reflect new requirements to include estimated credit losses on investment securities classified as held-to-maturity, if any.  The Company has formed an Implementation Committee, whose membership includes representatives of senior management, to develop plans that will encompass: (1) internal methodology changes (2) data collection and management activities, (3) internal communication requirements, and (4) estimation of the projected impact of this guidance.  It has been generally assumed that the conversion from the incurred loss model, required under current GAAP, to the current expected credit loss (CECL) methodology (as required upon implementation of this Update) will, more likely than not, result in increases to the allowances for credit losses at many financial institutions.  However, the amount of any change in the allowance for credit losses resulting from the new guidance will ultimately be impacted by the provisions of this guidance as well as by the loan and debt security portfolios composition and asset quality at the adoption date, and economic conditions and forecasts at the time of adoption. The amendments in this Update should be applied on a modified retrospective basis by means of a cumulative-effect adjustment to the opening retained earnings balance in the statement of financial position as of the date that an entity adopted the amendments in Update 2016-13.  The cumulative impact of the economic effects of the COVID-19 pandemic on the changes to the allowance for loan losses, that will be required upon the implementation of the CECL methodology, can not be estimated at this time.

Standard	Description	Required Date of Implementation	Effect on Consolidated Financial Statements
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

		See comments above related to ASU 2016-13.	See comments above related to ASU 2016-13.
Standard	Description	Required Date of Implementation	Effect on Consolidated Financial Statements

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

The Company does not expect the new guidance will have a material impact to its consolidated statements of condition or income.

Standard	Description	Required Date of Implementation	Effect on Consolidated Financial Statements

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
Standard	Description	Required Date of Implementation	Effect on Consolidated Financial Statements
Income Taxes (ASU 2019-12- Simplifying the Accounting for Income Taxes)

The FASB Board is issuing this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative).

The amendments in this Update simplify the accounting for income taxes by removing the following exceptions, among others not considered to be applicable to the Company:

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

Standard	Description	Required Date of Implementation	Effect on Consolidated Financial Statements
Financial Instruments—Credit Losses (ASU 2019-11- Codification Improvements to Topic 326)

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

Standard	Description	Required Date of Implementation	Effect on Consolidated Financial Statements
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

The amendments for contract modifications can be elected to be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. The amendments for existing hedging relationships can be elected to be applied as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company does not expect that the guidance will have a material effect on its on its consolidated statements of condition or income.

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

In applying the two-class method, basic net income per share was calculated by dividing net income (less any dividends on participating securities) by the weighted average number of shares of common stock and participating securities outstanding for the period. Diluted earnings per share may include the additional effect of other securities, if dilutive, in which case the dilutive effect of such securities is calculated by applying either the two-class method or the Treasury Stock method to the assumed exercise or vesting of potentially dilutive common shares.  The method yielding the more dilutive result is ultimately reported for the applicable period. Potentially dilutive common stock equivalents primarily consist of employee stock options and restricted stock units. Unallocated common shares held by the ESOP are not included in the weighted average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released to plan participants.

Anti-dilutive shares are common stock equivalents with average exercise prices in excess of the weighted average market price for the period presented.  Anti-dilutive stock options, not included in the computation below, were 256,145 for the three months ended June 30, 2020 and 128,073 for the six months ended June 30, 2020 and were -0- for the three and six months ended June 30, 2019.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except per share data)	2020	2019	2020	2019
Net income attributable to Pathfinder Bancorp, Inc.	$1,841	$607	$3,531	$1,121
Convertible preferred stock dividends	69	69	138	69
Warrant dividends	7	8	15	8
Undistributed earnings allocated to participating securities	322	38	612	41
Net income available to common shareholders	$1,443	$492	$2,766	$1,003

Basic weighted average common shares outstanding	4,639	4,443	4,623	4,344
Effect of assumed exercise of stock options and unvested restricted stock units	-	-	-	-
Diluted weighted average common shares outstanding	4,639	4,443	4,623	4,344

Basic earnings per common share	$0.31	$0.11	$0.60	$0.23
Diluted earnings per common share	$0.31	$0.11	$0.60	$0.23

Note 4:   Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	June 30, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$21,584	$4	$(26)	$21,562
State and political subdivisions	13,167	-	(26)	13,141
Corporate	11,124	131	(19)	11,236
Asset backed securities	13,079	1	(279)	12,801
Residential mortgage-backed - US agency	14,845	279	-	15,124
Collateralized mortgage obligations - US agency	25,243	166	(528)	24,881
Collateralized mortgage obligations - Private label	17,316	234	(370)	17,180
Total	116,358	815	(1,248)	115,925
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$116,564	$815	$(1,248)	$116,131

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$1,000	$9	$-	$1,009
State and political subdivisions	10,676	418	(19)	11,075
Corporate	24,776	817	(269)	25,324
Asset backed securities	22,804	9	(735)	22,078
Residential mortgage-backed - US agency	11,909	623	-	12,532
Collateralized mortgage obligations - US agency	23,713	893	(14)	24,592
Collateralized mortgage obligations - Private label	46,420	183	(73)	46,530
Total held-to-maturity	$141,298	$2,952	$(1,110)	$143,140

	December 31, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$16,850	$-	$(30)	$16,820
State and political subdivisions	1,735	1	-	1,736
Corporate	12,347	230	(23)	12,554
Asset backed securities	13,190	61	(19)	13,232
Residential mortgage-backed - US agency	19,012	56	(88)	18,980
Collateralized mortgage obligations - US agency	31,320	35	(570)	30,785
Collateralized mortgage obligations - Private label	16,767	97	(43)	16,821
Total	111,221	480	(773)	110,928
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$111,427	$480	$(773)	$111,134

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$1,998	$2	$-	$2,000
State and political subdivisions	8,534	124	(4)	8,654
Corporate	25,779	584	(29)	26,334
Asset backed securities	23,099	101	(115)	23,085
Residential mortgage-backed - US agency	13,715	247	(3)	13,959
Collateralized mortgage obligations - US agency	19,607	300	(29)	19,878
Collateralized mortgage obligations - Private label	30,256	35	(53)	30,238
Total held-to-maturity	$122,988	$1,393	$(233)	$124,148

The amortized cost and estimated fair value of debt investments at June 30, 2020 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$15,701	$15,701	$1,976	$1,999
Due after one year through five years	8,462	8,535	17,572	17,804
Due after five years through ten years	15,309	15,257	20,392	20,801
Due after ten years	19,482	19,247	19,316	18,882
Sub-total	58,954	58,740	59,256	59,486
Residential mortgage-backed - US agency	14,845	15,124	11,909	12,532
Collateralized mortgage obligations - US agency	25,243	24,881	23,713	24,592
Collateralized mortgage obligations - Private label	17,316	17,180	46,420	46,530
Totals	$116,358	$115,925	$141,298	$143,140

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	June 30, 2020
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	-	$-	$-	1	$(26)	$4,951	1	$(26)	$4,951
State and political subdivisions	4	(26)	11,480	-	-	-	4	(26)	11,480
Corporate	4	(19)	2,505	-	-	-	4	(19)	2,505
Asset backed securities	8	(273)	11,220	1	(6)	262	9	(279)	11,482
Residential mortgage-backed - US agency	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations - US agency	1	(30)	2,085	2	(498)	6,538	3	(528)	8,623
Collateralized mortgage obligations - Private label	4	(31)	2,565	4	(339)	2,908	8	(370)	5,473
Totals	21	$(379)	$29,855	8	$(869)	$14,659	29	$(1,248)	$44,514
Held-to-Maturity Portfolio
State and political subdivisions	3	$(19)	$3,368	-	$-	$-	3	$(19)	$3,368
Corporate	9	(269)	9,880	-	-	-	9	(269)	9,880
Asset backed securities	9	(528)	12,984	2	(207)	3,978	11	(735)	16,962
Residential mortgage-backed - US agency	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations - US agency	1	(6)	2,043	1	(8)	1,587	2	(14)	3,630
Collateralized mortgage obligations - Private label	4	(72)	5,706	1	(1)	309	5	(73)	6,015
Totals	26	$(894)	$33,981	4	$(216)	$5,874	30	$(1,110)	$39,855

	December 31, 2019
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	4	$(30)	$16,820	-	$-	$-	4	$(30)	$16,820
Corporate	1	(23)	786	-	-	-	1	(23)	786
Asset backed securities	3	(7)	5,211	1	(12)	594	4	(19)	5,805
Residential mortgage-backed - US agency	10	(77)	10,709	4	(11)	2,543	14	(88)	13,252
Collateralized mortgage obligations - US agency	10	(67)	15,791	10	(503)	10,034	20	(570)	25,825
Collateralized mortgage obligations - Private label	2	(7)	3,818	5	(36)	3,959	7	(43)	7,777
Totals	30	$(211)	$53,135	20	$(562)	$17,130	50	$(773)	$70,265
Held-to-Maturity Portfolio
State and political subdivisions	1	$(4)	$3,027	-	$-	$-	1	$(4)	$3,027
Corporate	2	(29)	2,974	-	-	-	2	(29)	2,974
Asset backed securities	6	(115)	11,091	-	-	-	6	(115)	11,091
Residential mortgage-backed - US agency	-	-	-	1	(3)	198	1	(3)	198
Collateralized mortgage obligations - US agency	2	(29)	4,907	-	-	-	2	(29)	4,907
Collateralized mortgage obligations - Private label	6	(49)	9,396	2	(4)	1,132	8	(53)	10,528
Totals	17	$(226)	$31,395	3	$(7)	$1,330	20	$(233)	$32,725

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

Management does not believe any individual unrealized loss in securities within the portfolio as of June 30, 2020 represents OTTI.  At June 30, 2020, the Bank had the following securities, in a loss position for 12 months or more relative to their amortized historical cost, which were deemed to have no credit impairment, thus, the disclosed unrealized losses relate directly to changes in interest rates subsequent to the acquisition of the individual securities.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

Of the total of 12 securities in an unrealized loss position for 12 months or more at June 30, 2020, four securities, representing 62.9% of the unamortized cost of the total securities in an unrealized loss position for 12 months or more, are issued by United States agencies or GSE’s and consist of mortgage-backed securities, collateralized mortgage obligations and direct agency financings.  These positions in US government agency and GSE’s are deemed to have no credit impairment, thus, the disclosed unrealized losses relate primarily to changes in prepayment assumptions related to significantly lower general interest rates resulting from the economic effects of the pandemic.

In addition to these securities, the Company held the following eight non-government-issued/backed securities that were in an unrealized loss position for 12 or more months at June 30, 2020:

•

One privately-issued asset-backed security, categorized as available-for-sale, with an amortized historical cost of $268,000 and an aggregate market value of $262,000 (unrealized loss of $6,000 or -2.1%).  This security maintains a credit rating established by one or more NRSRO above the minimum level required to be considered as investment grade and therefore, no credit-related OTTI is deemed to be present.

•

Four privately-issued collateralized mortgage obligation securities, categorized as available-for-sale, with an aggregate amortized historical cost of $3.2 million and an aggregate market value of $2.9 million (unrealized aggregate loss of $339,000 or -11.6%).  These securities were not rated at the time of their issuances by any NRSRO but each security remains significantly collateralized through subordination and other credit enhancements. Therefore, no credit-related OTTI is deemed to be present.

•

One privately-issued asset-backed securities, categorized as held-to-maturity and collateralized by privately-issued student loans, with an aggregate amortized historical cost of $2.1 million and an aggregate market value of $2.0 million (aggregate unrealized loss of $154,000 or -7.1%). This security was not rated at the time of its issuance by any NRSRO but remains significantly collateralized through subordination. Therefore, no credit-related OTTI is deemed to be present.

•

One privately-issued asset-backed security, categorized as held-to-maturity and collateralized by federally-insured student loans, with an aggregate amortized historical cost of $2.0 million and an aggregate market value of $2.0 million (aggregate unrealized loss of $53,000 or -2.6%). This security maintains a current investment grade rating by one or more NRSROPs and remains significantly collateralized through subordination. Therefore, no credit-related OTTI is deemed to be present.

•

One privately-issued collateralized mortgage obligation security, categorized as held-to-maturity, with an aggregate amortized historical cost of $310,000 and an aggregate market value of $309,000 (aggregate unrealized loss of $1,000 or -0.33%).  This security was not rated at the time of its issuance by any NRSRO but remains significantly collateralized through subordination and other credit enhancements. Therefore, no credit-related OTTI is deemed to be present.

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

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the length of time the equity security’s fair value has been below the carrying amount. The Company had no equity investment securities that were impaired at June 30, 2020 or December 31, 2019.

Gross realized gains (losses) on sales of securities for the indicated periods are detailed below:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2020	2019	2020	2019
Realized gains on investments	$917	$179	$950	$401
Realized losses on investments	(9)	(147)	(16)	(290)
	$908	$32	$934	$111

As of June 30, 2020 and December 31, 2019, securities with a fair value of $98.5 million and $92.4 million, respectively, were pledged to collateralize certain municipal deposit relationships.  As of the same dates, securities with a fair value of $15.0 million and $21.3 million, respectively, were pledged against certain borrowing arrangements.

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

The composition of net periodic pension plan and postretirement plan costs for the indicated periods is as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	For the three months ended June 30,				For the six months ended June 30,
(In thousands)	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$-	$-	$-	$-	$-	$-	$-	$-
Interest cost	117	123	3	5	233	247	8	11
Expected return on plan assets	(274)	(233)	-	-	(547)	(467)	-	-
Amortization of prior service credits	-	-	(1)	(1)	-	-	(2)	(2)
Amortization of net losses	57	82	3	3	114	164	5	6
Net periodic benefit plan (benefit) cost	$(100)	$(28)	$5	$7	$(200)	$(56)	$11	$15

The Company will evaluate the need for further contributions to the defined benefit pension plan during 2020.  The prepaid pension asset is recorded in other assets on the statement of condition as of June 30, 2020 and December 31, 2019.

Note 6:   Loans

Major classifications of loans at the indicated dates are as follows:

	June 30,	December 31,
(In thousands)	2020	2019
Residential mortgage loans:
1-4 family first-lien residential mortgages	$212,741	$209,559
Construction	3,678	3,963
Loans held-for-sale (1)	-	35,790
Total residential mortgage loans	216,419	249,312

Commercial loans:
Real estate	260,824	254,257
Lines of credit	53,509	58,617
Other commercial and industrial	83,167	82,092
Paycheck Protection Program loans	73,774	-
Tax exempt loans	7,644	8,067
Total commercial loans	478,918	403,033

Consumer loans:
Home equity and junior liens	42,587	46,389
Other consumer	69,915	82,607
Total consumer loans	112,502	128,996

Total loans	807,839	781,341
Net deferred loan fees	(1,830)	110
Less allowance for loan losses	(10,553)	(8,669)
Loans receivable, net	$795,456	$772,782

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

The following table presents details regarding the purchased loan pools:	June 30,	December 31,
(In thousands, except number of loans)	2020	2019
Purchased residential real estate loans
Original Balance	$2,100	$2,100
Current Balance	2,000	2,100
Unamortized Premium	131	135
Percent Owned	100%	100%
Number of Loans	25	25
Maturity range	22-24 years	22-24 years
Cumulative net charge-offs	-	-

Purchased other commercial and industrial loans
Original Balance	6,800	6,800
Current Balance	6,100	6,600
Unamortized Premium	-	-
Percent Owned	100%	100%
Number of Loans	41	43
Maturity range	4-10 years	4-10 years
Cumulative net charge-offs	-	-

Purchased home equity lines of credit:
Original Balance	21,900	21,900
Current Balance	17,300	20,100
Unamortized Premium	347	390
Percent Owned	100%	100%
Number of Loans	335	376
Maturity range	4-30 years	4-30 years
Cumulative net charge-offs	-	-

Purchased automobile loans:
Original Balance	50,400	50,400
Current Balance	22,300	27,200
Unamortized Premium	768	930
Percent Owned	90%	90%
Number of Loans	1,484	1,657
Maturity range	2-6 years	2-6 years
Cumulative net charge-offs	212	196

Purchased unsecured consumer loan pool 1:
Original Balance	5,400	5,400
Current Balance	4,300	5,000
Unamortized Premium	-	-
Percent Owned	100%	100%
Number of Loans	82	87
Maturity range	4-10 years	4-10 years
Cumulative net charge-offs	-	-

Purchased unsecured consumer loan pool 2:
Original Balance	26,600	26,600
Current Balance	21,200	25,800
Unamortized Premium	86	114
Percent Owned	59%	59%
Number of Loans	2,535	2,768
Maturity range	3-5 years	3-5 years
Cumulative net charge-offs	219	-

Purchased unsecured consumer loan pool 3:
Original Balance	10,300	10,300
Current Balance	7,600	10,300
Unamortized Premium	185	245
Percent Owned	100%	100%
Number of Loans	3,609	4,259
Maturity range	0-7 years	0-7 years
Cumulative net charge-offs	-	-

As of June 30, 2020 and December 31, 2019, residential mortgage loans with a carrying value of $107.7 million and $136.9 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

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
Other consumer

The following tables present the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	As of June 30, 2020
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$208,783	$1,295	$1,609	$1,054	$212,741
Construction	3,678	-	-	-	3,678
Loans held-for-sale	-	-	-	-	-
Total residential mortgage loans	212,461	1,295	1,609	1,054	216,419
Commercial loans:
Real estate	243,749	9,150	7,218	707	260,824
Lines of credit	46,241	4,297	2,971	-	53,509
Other commercial and industrial	72,499	8,689	1,940	39	83,167
Paycheck Protection Program loans	73,774	-	-	-	73,774
Tax exempt loans	7,644	-	-	-	7,644
Total commercial loans	443,907	22,136	12,129	746	478,918
Consumer loans:
Home equity and junior liens	41,725	221	367	274	42,587
Other consumer	69,619	101	195	-	69,915
Total consumer loans	111,344	322	562	274	112,502
Total loans	$767,712	$23,753	$14,300	$2,074	$807,839

	As of December 31, 2019
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$205,554	$1,093	$1,731	$1,181	$209,559
Construction	3,963	-	-	-	3,963
Loans held-for-sale	35,790	-	-	-	35,790
Total residential mortgage loans	245,307	1,093	1,731	1,181	249,312
Commercial loans:
Real estate	238,288	12,473	3,194	302	254,257
Lines of credit	50,396	7,945	276	-	58,617
Other commercial and industrial	72,653	8,473	923	43	82,092
Tax exempt loans	8,067	-	-	-	8,067
Total commercial loans	369,404	28,891	4,393	345	403,033
Consumer loans:
Home equity and junior liens	45,414	191	477	307	46,389
Other consumer	82,252	167	188	-	82,607
Total consumer loans	127,666	358	665	307	128,996
Total loans	$742,377	$30,342	$6,789	$1,833	$781,341

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

An age analysis of past due loans, not including net deferred loan costs, segregated by portfolio segment and class of loans, as of June 30, 2020 and December 31, 2019, are detailed in the following tables:

	As of June 30, 2020

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$988	$130	$1,038	$2,156	$210,585	$212,741
Construction	-	-	-	-	3,678	3,678
Loans held-for-sale	-	-	-	-	-	-
Total residential mortgage loans	988	130	1,038	2,156	214,263	216,419
Commercial loans:
Real estate	74	2,000	4,034	6,108	254,716	260,824
Lines of credit	1,299	1,844	430	3,573	49,936	53,509
Other commercial and industrial	6,645	4,076	1,992	12,713	70,454	83,167
Paycheck Protection Program loans	-	-	-	-	73,774	73,774
Tax exempt loans	-	-	-	-	7,644	7,644
Total commercial loans	8,018	7,920	6,456	22,394	456,524	478,918
Consumer loans:
Home equity and junior liens	222	-	344	566	42,021	42,587
Other consumer	323	126	196	645	69,270	69,915
Total consumer loans	545	126	540	1,211	111,291	112,502
Total loans	$9,551	$8,176	$8,034	$25,761	$782,078	$807,839

	As of December 31, 2019

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$947	$744	$1,613	$3,304	$206,255	$209,559
Construction	-	-	-	-	3,963	3,963
Loans held-for-sale	-	-	-	-	35,790	35,790
Total residential mortgage loans	947	744	1,613	3,304	246,008	249,312
Commercial loans:
Real estate	953	100	2,271	3,324	250,933	254,257
Lines of credit	4,464	25	68	4,557	54,060	58,617
Other commercial and industrial	2,747	315	591	3,653	78,439	82,092
Tax exempt loans	-	-	-	-	8,067	8,067
Total commercial loans	8,164	440	2,930	11,534	391,499	403,033
Consumer loans:
Home equity and junior liens	315	130	480	925	45,464	46,389
Other consumer	335	50	151	536	82,071	82,607
Total consumer loans	650	180	631	1,461	127,535	128,996
Total loans	$9,761	$1,364	$5,174	$16,299	$765,042	$781,341

Nonaccrual loans, segregated by class of loan, were as follows:

	June 30,	December 31,
(In thousands)	2020	2019
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,038	$1,613
	1,038	1,613
Commercial loans:
Real estate	4,094	2,343
Lines of credit	430	68
Other commercial and industrial	2,283	591
	6,807	3,002
Consumer loans:
Home equity and junior liens	344	480
Other consumer	196	151
	540	631
Total nonaccrual loans	$8,385	$5,246

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

The Company had no loans that were modified as TDRs for the three months ended June 30, 2020.

The Company had no loans that were modified as TDRs for the six months ended June 30, 2020.

The table below details one loan that was modified as a TDR for the three months ended June 30, 2019.

	For the three months ended June 30, 2019
(In thousands)	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Additional provision for loan losses
Residential real estate loans	1	$205	$250	$-

The TDR evaluated for impairment for the three months ended June 30, 2019 was classified as a TDR due to economic concessions granted, which consisted of additional funds advanced without associated increases in collateral and an extended maturity date that will result in a delay in payment from the original contractual maturity.

The table below details one loan that was modified as a TDR for the six months ended June 30, 2019.

	For the six months ended June 30, 2019
(In thousands)	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Additional provision for loan losses
Residential real estate loans	1	$205	$250	$-

The TDR evaluated for impairment for the six months ended June 30, 2019 was classified as a TDR due to economic concessions granted, which consisted of additional funds advanced without associated increases in collateral and an extended maturity date that will result in a delay in payment from the original contractual maturity.

The Company is required to disclose loans that have been modified as TDRs within the previous 12 months in which there was payment default after the restructuring.  The Company defines payment default as any loans 90 days past due on contractual payments.

The Company had no loans that were modified as TDRs during the twelve months prior to June 30, 2020, which had subsequently defaulted during the six months ended June 30, 2020.

The Company had no loans that were modified as TDRs during the twelve months prior to June 30, 2019, which had subsequently defaulted during the six months ended June 30, 2019.

The United States has been operating under a state of emergency related to the Coronavirus Disease 2019 (“COVID-19”) pandemic since March 13, 2020.  The direct and indirect effects of the COVID-19 pandemic have resulted in a dramatic reduction in economic activity that has severely hampered the ability for businesses and consumers to meet their current repayment obligations. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed into law on March 27, 2020, in addition to providing financial assistance to both businesses and consumers, creates a forbearance program for federally-backed mortgage loans, protects borrowers from negative credit  reporting due to loan  accommodations related to the national  emergency, and provides financial  institutions the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. The banking regulatory agencies have likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. That guidance, with concurrence of the Financial Accounting Standards Board, and provisions of the CARES Act allow modifications made on a good faith basis in response to COVID-19 to borrowers who were generally current with their payments prior to any relief, to not be treated as troubled debt restructurings. Modifications may include payment deferrals, fee waivers, extensions of repayment term, or other delays in payment.  Through July 7, 2020, the Bank granted payment deferral requests primarily for 90 days, on 556 loans representing approximately $145.6 million of existing loan balances.  To the extent that such modifications meet the criteria previously described, such modifications are not expected to be classified as troubled debt restructurings.

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

Impaired Loans

The following table summarizes impaired loan information by portfolio class at the indicated dates:

	June 30, 2020			December 31, 2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$680	$680	$-	$1,027	$1,027	$-
Commercial real estate	4,217	4,294	-	3,996	4,067	-
Commercial lines of credit	80	80	-	86	86	-
Other commercial and industrial	333	353	-	69	77	-
Home equity and junior liens	77	77	-	40	40	-
Other consumer	85	85	-	55	55	-

With an allowance recorded:
1-4 family first-lien residential mortgages	918	918	153	584	584	97
Commercial real estate	444	444	64	450	450	78
Commercial lines of credit	98	98	98	98	98	98
Other commercial and industrial	729	729	563	866	866	406
Home equity and junior liens	142	142	142	180	180	150
Other consumer	-	-	-	36	36	1
Total:
1-4 family first-lien residential mortgages	1,598	1,598	153	1,611	1,611	97
Commercial real estate	4,661	4,738	64	4,446	4,517	78
Commercial lines of credit	178	178	98	184	184	98
Other commercial and industrial	1,062	1,082	563	935	943	406
Home equity and junior liens	219	219	142	220	220	150
Other consumer	85	85	-	91	91	1
Totals	$7,803	$7,900	$1,020	$7,487	$7,566	$830

At June 30, 2020, the Company had outstanding balances of $12.1 million of commercial loans categorized as substandard under the Company’s internal classification policies.  Of the $12.1 million in commercial loans categorized as substandard, $6.2 million represent loans that were accruing interest and $5.9 million represent loans that were in nonaccrual status at June 30, 2020. At June 30, 2020, the Company had a total of $6.8 million in nonaccrual commercial loans of which $900,000 were rated special mention or better.  Per the Company’s policy, a commercial loan is measured for impairment if: (1) the loan is rated substandard or worse, (2) is on nonaccrual, and (3) above our TRC threshold balance of $100,000 or classified as a TDR.  See the Application of Critical Accounting Policies in Item 2 for further details. Internal classifications were determined at June 30, 2020 based on the Company’s evaluation of individual loans considering all factors in evidence as of the evaluation date.  Due to the currently high degree of economic uncertainty, related primarily to the ongoing COVID-19 pandemic, loan classifications and estimates of future loan losses may be subject to significant changes in future periods.

The following table presents the average recorded investment in impaired loans for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
1-4 family first-lien residential mortgages	$1,601	$1,528	$1,604	$1,627
Commercial real estate	4,544	3,662	4,511	3,399
Commercial lines of credit	180	344	181	314
Other commercial and industrial	972	1,100	959	1,008
Home equity and junior liens	219	227	219	220
Other consumer	88	99	89	66
Total	$7,604	$6,960	$7,563	$6,634

The following table presents the cash basis interest income recognized on impaired loans for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
1-4 family first-lien residential mortgages	$15	$23	$27	$35
Commercial real estate	38	57	69	85
Commercial lines of credit	3	14	5	18
Other commercial and industrial	6	24	22	38
Home equity and junior liens	1	3	4	6
Other consumer	2	3	3	3
Total	$65	$124	$130	$185

Note 7:   Allowance for Loan Losses

Management extensively reviews recent trends in historical losses, qualitative factors and specific reserve needs on loans individually evaluated for impairment in its determination of the adequacy of the allowance for loan losses. We recorded $1.1 million in provision for loan losses for the three month period ended June 30, 2020, as compared to $610,000 for the three month period ended June 30, 2019.  The $536,000 increase in the provision for loan losses in the second quarter of 2020, as compared to the same quarter in 2019, resulted from year-over-year increases in: (1) the qualitative factors used in determining the adequacy of the allowance for loan losses, (2) the size of the loan portfolio, and (3) delinquent and nonaccrual loans.  The increase in the quantitative factors used in determining the provision for loan losses reflects the substantial increase in economic uncertainty and the resultant potential for increased credit losses in future periods as a consequence of the COVID-19 pandemic.  Outstanding loan balances increased $113.2 million, or 16.3%, in the quarter ended June 30, 2020, as compared to the same quarter in the previous year, and therefore required a corresponding increase in the estimable and probable loan losses inherent in the loan portfolio.  Finally, the provision for loan losses in the quarter ended June 30, 2020 was further increased, as compared to the same quarter in 2019, by the effects of an increase in the ratio of delinquent loans to total loans, which increased to 3.19% at June 30, 2020 as compared to 2.45% at June 30, 2019, coupled with an increase in nonaccrual loans that increased $4.6 million to $8.4 million at June 30, 2020 as compared to $3.8 million at June 30, 2019.

For the first six months of 2020, we recorded $2.2 million in provision for loan losses as compared to $754,000 in the same prior year six month period.  This $1.5 million increase in the provision for loan losses resulted from year-over-year increases in: (1) the qualitative factors used in determining the adequacy of the allowance for loan losses, (2) the size of the loan portfolio, and (3) delinquent and nonaccrual loans.  The increase in the quantitative factors used in determining the provision for loan losses reflects the substantial increase in economic uncertainty and the resultant potential for increased credit losses in future periods as a consequence of the COVID-19 pandemic.

Summarized in the tables below are changes in the allowance for loan losses for the indicated periods and information pertaining to the allocation of the allowance for loan losses, balances of the allowance for loan losses, loans receivable based in individual, and collective impairment evaluation by loan portfolio class.  An allocation of a portion of the allowance to a given portfolio class does not limit the Company’s ability to absorb losses in another portfolio class.

	For the three months ended June 30, 2020
	1-4 family
	first-lien	Residential			Other	Paycheck
	residential	construction	Commercial	Commercial	commercial	Protection
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial	Program
Allowance for loan losses:
Beginning Balance	$731	$-	$4,243	$1,218	$1,758	$-
Charge-offs	(99)	-	-	(48)	(9)	-
Recoveries	-	-	-	-	-	-
Provisions	124	-	15	38	317	-
Ending balance	$756	$-	$4,258	$1,208	$2,066	$-
Ending balance: related to loans individually evaluated for impairment	$153	$-	$64	$98	$563	$-
Ending balance: related to loans collectively evaluated for impairment	$603	$-	$4,194	$1,110	$1,503	$-
Loans receivables:
Ending balance	$212,741	$3,678	$260,824	$53,509	$83,167	$73,774
Ending balance: individually evaluated for impairment	$1,598	$-	$4,661	$178	$1,062	$-
Ending balance: collectively evaluated for impairment	$211,143	$3,678	$256,163	$53,331	$82,105	$73,774

		Home equity	Other
	Tax exempt	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$611	$846	$198	9,606
Charge-offs	-	-	(52)	-	(208)
Recoveries	-	-	9	-	9
Provisions	-	33	252	367	1,146
Ending balance	$1	$644	$1,055	$565	$10,553
Ending balance: related to loans individually evaluated for impairment	$-	$142	$-	$-	$1,020
Ending balance: related to loans collectively evaluated for impairment	$1	$502	$1,055	$565	$9,533
Loans receivables:
Ending balance	$7,644	$42,587	$69,915	$-	$807,839
Ending balance: individually evaluated for impairment	$-	$219	$85	$-	$7,803
Ending balance: collectively evaluated for impairment	$7,644	$42,368	$69,830	$-	$800,036

	For the six months ended June 30, 2020
	1-4 family
	first-lien	Residential			Other	Paycheck
	residential	construction	Commercial	Commercial	commercial	Protection
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial	Program
Allowance for loan losses:
Beginning Balance	$580	$-	$4,010	$1,195	$1,645	$-
Charge-offs	(125)	-	-	(48)	(9)	-
Recoveries	1	-	-	2	-	-
Provisions	300	-	248	59	430	-
Ending balance	$756	$-	$4,258	$1,208	$2,066	$-

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$553	$413	$272	$8,669
Charge-offs	-	(28)	(185)	-	(395)
Recoveries	-	29	34	-	66
Provisions	-	90	793	293	2,213
Ending balance	$1	$644	$1,055	$565	$10,553

	For the three months ended June 30, 2019
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$722	$-	$3,370	$802	$1,560
Charge-offs	(11)	-	-	(24)	(1)
Recoveries	1	-	-	-	-
Provisions	12	-	82	367	143
Ending balance	$724	$-	$3,452	$1,145	$1,702
Ending balance: related to loans individually evaluated for impairment	$104	$-	$108	$204	$287
Ending balance: related to loans collectively evaluated for impairment	$620	$-	$3,344	$941	$1,415
Loans receivables:
Ending balance	$239,422	$3,966	$225,794	$56,569	$79,590
Ending balance: individually evaluated for impairment	$1,633	$-	$4,461	$370	$1,146
Ending balance: collectively evaluated for impairment	$237,789	$3,966	$221,333	$56,199	$78,444

		Home equity	Other
	Tax exempt	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$430	$399	$-	$7,284
Charge-offs	-	-	(40)	-	(76)
Recoveries	-	-	6	-	7
Provisions (credits)	-	(44)	50	-	610
Ending balance	$1	$386	$415	$-	$7,825
Ending balance: related to loans individually evaluated for impairment	$-	$136	$6	$-	$845
Ending balance: related to loans collectively evaluated for impairment	$1	$250	$409	$-	$6,980
Loans receivables:
Ending balance	$8,803	$26,214	$52,508	$-	$692,866
Ending balance: individually evaluated for impairment	$-	$247	$97	$-	$7,954
Ending balance: collectively evaluated for impairment	$8,803	$25,967	$52,411	$-	$684,912

	For the six months ended June 30, 2019
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$766	$-	$3,578	$730	$1,285
Charge-offs	(11)	-	-	(131)	(2)
Recoveries	1	-	-	-	-
Provisions (credits)	(32)	-	(126)	546	419
Ending balance	$724	$-	$3,452	$1,145	$1,702

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$409	$385	$152	$7,306
Charge-offs	-	-	(107)	-	(251)
Recoveries	-	-	15	-	16
Provisions (credits)	-	(23)	122	(152)	754
Ending balance	$1	$386	$415	$-	$7,825

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

The allocation of the allowance for loan losses summarized on the basis of the Company’s calculation methodology was as follows:

	June 30, 2020
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$153	$-	$64	$98	$563
Historical loss rate	71	-	99	152	61
Qualitative factors	532	-	4,095	958	1,442
Total	$756	$-	$4,258	$1,208	$2,066

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$142	$-	$-	$1,020
Historical loss rate	-	211	805	-	1,399
Qualitative factors	1	291	250	-	7,569
Other	-	-	-	565	565
Total	$1	$644	$1,055	$565	$10,553

	June 30, 2019
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$104	$-	$108	$204	$287
Historical loss rate	64	-	89	35	28
Qualitative factors	556	-	3,255	906	1,387
Total	$724	$-	$3,452	$1,145	$1,702

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$136	$6	$-	$845
Historical loss rate	-	1	144	-	361
Qualitative factors	1	249	265	-	6,619
Total	$1	$386	$415	$-	$7,825

Note 8:   Foreclosed Real Estate

The Company is required to disclose the carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession of the property at each reporting period.

(Dollars in thousands)	Number of properties	June 30, 2020	Number of properties	December 31, 2019
Foreclosed residential real estate	1	$26	-	$-

At June 30, 2020 and December 31, 2019, the Company reported $685,000 and $341,000, respectively, in residential real estate loans in the process of foreclosure.

Note 9:   Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risks involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  The Company had $2.3 million of standby letters of credit as of June 30, 2020.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.   The fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The Company holds one corporate investment security with an amortized historical cost of $2.6 million and an aggregate fair market value of $2.7 million as of June 30, 2020. This security has a valuation that is determined using published net asset values (NAV) derived by an analysis of the security’s underlying assets. This security is comprised primarily of broadly-diversified real estate and adjustable-rate senior secured business loans and are traded in secondary markets on an infrequent basis. While these securities are redeemable at least annually through tender offers made by their respective issuers, the liquidation value of the securities may be below their stated NAVs and also subject to restrictions as to the amount of securities that can be redeemed at any single scheduled redemption. The Company anticipates that these securities will be redeemed by their respective issuers on indeterminate future dates as a consequence of the ultimate liquidation strategies employed by the management of these investments.

The Company holds two equity security investments, with an aggregate value of $1.6 million at June 30, 2020, valued utilizing readily available market pricing (Level 1) observed from active trading on major national stock exchanges.

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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	June 30, 2020
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$21,562	$-	$21,562
State and political subdivisions	-	13,141	-	13,141
Corporate	-	8,542	-	8,542
Asset backed securities	-	12,801	-	12,801
Residential mortgage-backed - US agency	-	15,124	-	15,124
Collateralized mortgage obligations - US agency	-	24,881	-	24,881
Collateralized mortgage obligations - Private label	-	17,180	-	17,180
Total		113,231		113,231
Corporate measured at NAV	-	-	-	2,694
Total available-for-sale securities	$-	$113,231	$-	$115,925

Marketable equity securities	$1,564	$-	$-	$1,564

Interest rate swap derivative fair value hedge	$-	$(149)	$-	$(149)

Interest rate swap derivative cash flow hedges	$-	$(1,528)	$-	$(1,528)

	December 31, 2019
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
State and political subdivisions	-	1,736	-	1,736
Corporate	-	7,631	-	7,631
Asset backed securities	-	13,232	-	13,232
Residential mortgage-backed - US agency	-	18,980	-	18,980
Collateralized mortgage obligations - US agency	-	30,785	-	30,785
Collateralized mortgage obligations - Private label	-	16,821	-	16,821
Total	-	106,005	-	106,005
Corporate measured at NAV	-	-	-	4,923
Total available-for-sale securities	$-	$106,005	$-	$110,928

Marketable equity securities	$-	$534	$-	$534

Interest rate swap derivative fair value hedge	$-	$(92)	$-	$(92)

Pathfinder Bank had the following assets measured at fair value on a nonrecurring basis as of June 30, 2020 and December 31, 2019:

		June 30, 2020
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$589	$589
Foreclosed real estate	$-	$-	$26	$26

		December 31, 2019
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$3,105	$3,105

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at the indicated dates.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At June 30, 2020
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 25% (10%)
	(Sales Approach)	Costs to Sell	7% - 13% (11%)
Discounted Cash Flow

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15% (15%)
	(Sales Approach)	Costs to Sell	6% - 9% (8%)

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2019
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 20% (9%)
	(Sales Approach)	Costs to Sell	7% - 13% (11%)
Discounted Cash Flow

The Company’s two equity security investments, with fair values determined using Level 1 inputs at June 30, 2020 were restructured and consequently listed on major national stock exchanges in the second quarter of 2020.  The fair value of one of the investments was $918,000 at June 30, 2020 and its fair values, determined using NAV methodologies, at March 31, 2020 and December 31, 2019 were $2.1 million and $2.1 million, respectively. The fair value of the other investment was $645,000 at June 30, 2020 and its fair values, determined using Level 2 inputs, at March 31, 2020 and December 31, 2019 were $340,000 and $534,000, respectively.

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

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		June 30, 2020		December 31, 2019
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$45,123	$45,123	$20,160	$20,160
Investment securities - available-for-sale	2	113,231	113,231	106,005	106,005
Investment securities - available-for-sale	NAV	2,694	2,694	4,923	4,923
Investment securities - marketable equity	1	1,564	1,564	-	-
Investment securities - marketable equity	2	-	-	534	534
Investment securities - held-to-maturity	2	141,298	143,140	122,988	124,148
Federal Home Loan Bank stock	2	4,091	4,091	4,834	4,834
Net loans	3	795,456	798,815	772,782	767,654
Accrued interest receivable	1	4,973	4,973	3,712	3,712

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$560,273	$560,273	$460,293	$460,293
Time Deposits	2	410,320	413,167	421,600	422,409
Borrowings	2	75,397	78,088	93,125	93,643
Subordinated loans	2	15,145	14,379	15,128	14,921
Accrued interest payable	1	276	276	396	396
Interest rate swap derivative fair value hedge	2	149	149	92	92
Interest rate swap derivative cash flow hedges	2	1,528	1,528	-	-

Note 11:   Interest Rate Derivatives

The Company is exposed to certain risks from both its business operations and changes in economic conditions.  As part of managing interest rate risk, the Company enters into standardized interest rate derivative contracts (designated as hedging agreements) to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate hedging agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate hedging agreements are generally entered into with counterparties that meet established credit standards and the agreements contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material at June 30, 2020.  Interest rate hedging agreements are recorded at fair value as other assets or liabilities.  The Company had no derivative contracts not designated as hedging agreements at June 30, 2020 or December 31, 2019.

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

As of June 30, 2020 and December 31, 2019, the following amounts were recorded on the balance sheet related to the cumulative basis adjustments for fair value hedges:

(In thousands)	Carrying Amount of the Hedged Assets at June 30, 2020	Cumulative Amount of Fair Value Hedging Adjustment Included in The Carrying Amount of the Hedged Assets at June 30, 2020	Carrying Amount of the Hedged Assets at December 31, 2019	Cumulative Amount of Fair Value Hedging Adjustment Included in The Carrying Amount of the Hedged Assets at December 31, 2019
Line item on the balance sheet in which the hedged item is included:
Loans receivable (1)	$16,428	$149	$19,254	$75

(1)

These amounts include the amortized cost basis of the hedged portfolio used to designate the hedging relationship in which the hedged item is the remaining amortized cost of the last layer expected to be remaining at the end of the hedging contract term. At June 30, 2020 and December 31, 2019, the amortized cost of the basis of the closed portfolio used in the hedging relationship was $16.4 million and $19.3 million, the cumulative basis adjustment associated with the hedging relationship was $149,000 and $75,000, and the amount of the designated hedged item was $9.2 million and $9.2 million, respectively.

At June 30, 2020 and December 31, 2019, the fair value of the fair value derivative resulted in a net liability position of $157,000 and $92,000 under the agreement, respectively, recorded by the Company in other liabilities.  The Company’s participation in the swap contract reduced total loan interest income, recognized in consolidated earnings, by $72,000 and $88,000 for three and six months ended June 30, 2020, respectively.

In February 2020, the Company entered into an interest rate cap contract in the notional amount of $40.0 million, intended to reduce the Company’s exposure to potential rising interest rates. This contractual agreement has been designated as a cash flow hedge with changes in the fair value of the contract, net of changes in the fair value of the designated hedged liability (certain short-term certificates of deposit with rates of interest that are highly correlated to the 3-month LIBOR index) being accounted for through other comprehensive income.  The term of the cap contract commenced on May 1, 2020 and expire on May 1, 2023.  The Company paid $228,000 in a one-time premium for the cap contract and has no further contractual obligations to the counterparty over the three-year life of the contract.  The premium will be amortized ratably over the contractual term of the cap contract with an annual average cost to the Company of approximately 19 basis points relative to the notional amount. The Company will potentially benefit during the term of this cap contract, in the manner described above, for the period of time that the 3-month LIBOR index exceeds 1.85% (the strike price).  The cap contract had no effect on recorded interest expense in the three or six months ended June 30, 2020.

In March 2020, the Company entered into an interest rate swap contract in the notional amount of $40.0 million, intended to reduce the Company’s exposure to potential rising interest rates. This contractual agreement has been designated as a cash flow hedge with changes in the fair value of the contract, net of changes in the fair value of the designated hedged liability (certain short-term certificates of deposit with rates of interest that are highly correlated to the 3-month LIBOR index) being accounted for through other comprehensive income. The term of the swap contract commenced on May 15, 2020 and expire on May 15, 2023.  Under the terms of the swap contract, the Company will be obligated to pay the contractual counterparty an annual rate of 1.39% (the strike price) times the notional amount of the contract.  Simultaneously, for the duration of the swap contract, the counterparty will be obligated to pay the Company the annual rate of the 3-month LIBOR index, as determined each calendar quarter, times the notional contractual amount. The swap contract had no effect on recorded interest expense in the three or six months ended June 30, 2020.

(In thousands)	June 30, 2020	December 31, 2019
Cash flow hedges:
Total unamortized premium	$224	$-
Fair market value adjustment interest rate cap	(199)	-
Total unamortized cap	25	-
Fair market value adjustment interest rate swap	(1,329)	-
Total loss in comprehensive income	$(1,528)	$-

The amounts of hedge ineffectiveness, recognized during the quarter ended June 30, 2020, for cash flow hedges were not material to the Company’s consolidated results of operations.   The Company had no hedged positions at June 30, 2019.  Some or the entire amount included in accumulated other comprehensive loss would be reclassified into current earnings should a portion of, or the entire hedge no longer be considered effective, but at this time, management expects the hedge to remain fully effective during the remaining term of the swap.  The changes in the fair values of the interest rate hedging agreements and the hedged items primarily result from the effects of changing interest rates and spreads.

The Company manages its potential credit exposure on interest rate swap transactions by entering into a bilateral credit support agreements with each counterparty. These agreements require collateralization of credit exposures beyond specified minimum threshold amounts. The Company posted cash in escrow of $1.6 million under collateral arrangements to satisfy collateral requirements associated with the interest rate swap contract at June 30, 2020.

	For the three months ended		For the six months ended
(In thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Balance as of December 31:	$-	$-	$-	$-
Amount of losses recognized in other comprehensive income	(184)	-	(1,528)	-
Losses in other comprehensive income:	$(184)	$-	$(1,528)	$-

Note 12:   Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) (“AOCI”), net of tax, for the periods indicated are summarized in the tables below.

	For the three months ended June 30, 2020
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available-for- Sale Securities	Unrealized Losses on Derivatives and Hedging Activities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(2,859)	$(3,121)	$(1,062)	$(35)	$(7,077)
Other comprehensive income before reclassifications	-	3,470	(145)	8	3,333
Amounts reclassified from AOCI	47	(690)	-	-	(643)
Ending balance	$(2,812)	$(341)	$(1,207)	$(27)	$(4,387)

	For the three months ended June 30, 2019
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available-for- Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(3,087)	$(1,322)	$(53)	$(4,462)
Other comprehensive income before reclassifications	-	1,390	7	1,397
Amounts reclassified from AOCI	66	(25)	-	41
Ending balance	$(3,021)	$43	$(46)	$(3,024)

	For the six months ended June 30, 2020
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available-for- Sale Securities	Unrealized Losses on Derivatives and Hedging Activities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(2,717)	$(216)	$-	$(38)	$(2,971)
Reevaluation of deferred tax asset valuation allowance (1)	(188)	(15)	-	(3)	(206)
Other comprehensive income before reclassifications	-	600	(1,207)	14	(593)
Amounts reclassified from AOCI	93	(710)	-	-	(617)
Ending balance	$(2,812)	$(341)	$(1,207)	$(27)	$(4,387)

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

	For the six months ended June 30, 2019
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available-for- Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(3,152)	$(2,832)	$(58)	$(6,042)
Other comprehensive income before reclassifications	-	2,963	12	2,975
Amounts reclassified from AOCI	131	(88)	-	43
Ending balance	$(3,021)	$43	$(46)	$(3,024)

The following table presents the amounts reclassified out of each component of AOCI for the indicated period:

	Amount Reclassified			Amount Reclassified
	from AOCI (1)			from AOCI (1)
	(Unaudited)			(Unaudited)
(In thousands)	For the three months ended			For the six months ended
Details about AOCI (1) components	June 30, 2020	June 30, 2019	Affected Line Item in the Statement of Income	June 30, 2020	June 30, 2019
Retirement plan items
Retirement plan net losses recognized in plan expenses (2)	$(59)	$(84)	Salaries and employee benefits	$(117)	$(168)
Tax effect	12	18	Provision for income taxes	24	37
	$(47)	$(66)	Net Income	$(93)	$(131)

Available-for-sale securities
Realized gain on sale of securities	$873	$32	Net gains on sales and redemptions of investment securities	$899	$111
Tax effect	(183)	(7)	Provision for income taxes	(189)	(23)
	$690	$25	Net Income	$710	$88

(1)	Amounts in parentheses indicates debits in net income.
(2)	These items are included in net periodic pension cost.

See Note 5 for additional information.

Note 13: Noninterest Income

The Company has included the following table regarding the Company’s noninterest income for the periods presented.

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2020	2019	2020	2019
Service fees
Insufficient funds fees	$148	$272	$423	$480
Deposit related fees	117	53	172	105
ATM fees	38	23	64	45
Total service fees	303	348	659	630
Fee Income
Insurance commissions	184	216	519	451
Investment services revenue	81	97	149	145
ATM fees surcharge	56	59	109	105
Banking house rents collected	71	33	142	68
Total fee income	392	405	919	769
Card income
Debit card interchange fees	205	187	368	331
Merchant card fees	15	22	31	38
Total card income	220	209	399	369
Mortgage fee income and realized gain on sale of loans and foreclosed real estate
Loan servicing fees	79	60	128	87
Net gain on sales of loans and foreclosed real estate	97	13	769	5
Total mortgage fee income and realized gain on sale of loans and foreclosed real estate	176	73	897	92
Total	1,091	1,035	2,874	1,860
Earnings and gain on bank owned life insurance	106	101	222	222
Net gains on sales and redemptions of investment securities	1,023	32	1,049	111
(Losses)/gains on marketable equity securities	(722)	16	(916)	57
Other miscellaneous income	33	35	50	62
Total noninterest income	$1,531	$1,219	$3,279	$2,312

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

The components of the lease expense are as follows:

	For the three months ended		For the six months ended
(In thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating lease cost	$60	$60	$121	$119
Finance lease cost	20	12	40	12

	For the three months ended		For the six months ended
(In thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$55	$56	$111	$104
Operating cash flows from finance leases	20	12	40	12
Financing cash flows from finance leases	17	11	35	11

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rate)	June 30, 2020	December 31, 2019
Operating Leases:
Operating lease right-of-use assets	$2,312	$2,386
Operating lease liabilities	$2,587	$2,650

Finance Leases:
Financial Liability	$583	$578

Weighted Average Remaining Lease Term:
Operating Leases	19.33 years	19.58 years
Finance Leases	28.92 years	29.42 years

Weighted Average Discount Rate:
Operating Leases	3.72%	3.71%
Finance Leases	13.75%	13.75%

Maturities of lease liabilities were as follows:

Twelve Months Ending June 30,
(In thousands)
2021	$110
2022	95
2023	105
2024	114
2025	122
Thereafter	2,624
Total minimum lease payments	$3,170

The Company owns certain properties that it leases to unaffiliated third parties at market rates.  Lease rental income was $71,000 and $34,000 for the three months ended June 30, 2020 and 2019, respectively.  Lease rental income was $142,000 and $68,000 for the six months ended June 30, 2020 and 2019, respectively.  All lease agreements, in which the Company is the lessor, are accounted for as operating leases.

Note 15: COVID-19

In early January 2020, the World Health Organization issued an alert that a novel coronavirus outbreak was emanating from Wuhan, Hubei Province in China. Over the course of the next several weeks, the outbreak continued to spread to various regions of the world prompting the World Health Organization to declare COVID-19 a global pandemic on March 11, 2020.   In the United States, by the end of March 2020, the rapid spread of the COVID-19 virus invoked various Federal and New York State authorities to make emergency declarations and issue executive orders to limit the spread of the disease.  Measures included restrictions on international and domestic travel, limitations on public gatherings, implementation of social distancing and sanitization protocols, school closings, orders to shelter in place and mandates to close all non-essential businesses to the public.  To widely varying degrees, largely dependent upon the level of local and regional outbreaks and the resultant levels of strain on locally-available medical resources, these very substantial curtailments of social and economic activity have been relaxed globally and in the United States.  However, there is virtually no locality within the United States that has returned to substantively normal business and social activities at the time of this filing and the spread rate of the coronavirus remains extremely high in many regions of the country.

As a result of the initial and continuing outbreak, and governmental response thereto, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.  The Company has many employees working remotely and has significantly reduced physical customer contact with employees and other customers by limiting branch activities.  Initially, branch activities were limited to drive-thru transactions whenever possible, teleconferencing and in-branch “appointments only” services.  The Bank’s branches are now fully accessible to the public but remain in strict compliance with all applicable social distancing and sanitization guidelines.  Since the start of the pandemic, transactional volume has also increased through the Bank’s telephone and internet banking channels.  We will take further actions for safety as may be required by government authorities or that we determine to be in the best interests of our employees, customers and business partners.

Concerns about the spread of the disease and its anticipated negative impact on economic activity, severely disrupted both domestic and international financial markets prompting the world’s central banks to inject significant amounts of monetary stimulus into their respective economies. In the United States, the Federal Reserve System’s Federal Open Market Committee, swiftly cut the target Federal Funds rate to a range of 0% to 0.25%, including a 50 basis point reduction in the target federal funds rate on March 3, 2020 and an additional 100 basis point reduction on March 15, 2020. In addition, the Federal Reserve initiated various market support programs to ease the stress on financial markets.  This significant reduction in short-term interest rates has reduced, and will continue to reduce, the Bank’s cost of funds and interest earning-asset yields.  The long-term effects of the current interest rate environment, that has resulted from government and central bank responses to the pandemic, on the Bank’s net interest margins cannot be predicted with certainty at this time.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed into law on March 27, 2020, provides financial assistance in various forms to both businesses and consumers. In addition, the CARES Act also created many directives affecting the operations of financial services providers, such as the Company, including a forbearance program for federally-backed mortgage loans and protections for borrowers from negative credit reporting due to loan accommodations related to the national emergency. The banking regulatory agencies have likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. The Company has worked to assist  its business and individual customers affected by COVID-19.  Through June 30, 2020, the Bank granted payment deferral requests primarily for 90 days, on 556 loans representing approximately $145.6 million of existing loan balances.

Borrowers that were delinquent in their payments to the Bank, prior to requesting a COVID-19 related financial hardship payment deferral were reviewed on a case by case basis for troubled debt restructure classification and non-performing loan status.  In the instances where the Company granted a payment deferral to a delinquent borrower because of COVID-19, the borrower’s delinquency status was frozen as of February 29, 2020, and their loans will continue to be reported as delinquent during the deferment period based on their delinquency status as of that date. The Company anticipates that the number and amount of COVID-19 financial hardship payment deferral requests will continue to remain elevated in the second half of 2020 and, possibly, significantly longer.  The long-term collectability of deferred loan payments will depend on many factors, including the future progression of the pandemic, potential medical breakthroughs in therapeutic treatments and/or vaccines, further economic stimulus from government authorities, the rate at which governmental restrictions on business activities are relaxed and the adequacy and sustainability of other sources of repayment such as loan collateral.  Consistent with industry regulatory guidance, borrowers that were granted COVID-19 related deferrals but were otherwise current on loan payments will continue to have their loans reported as current loans during the agreed upon deferral period, accrue interest and not be accounted for as troubled debt restructurings.

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

Loans to a single borrower, or to a related group of borrowers, are referred to as total related credits.  Total related credits encompass all related or affiliated borrower loan balances, including available unused lines of credit, for both personal and business loans.  At June 30, 2020, the Company had 26 total related credit relationships, comprised of 210 individual loans, with outstanding balances in excess of $5.0 million.  These total related credits ranged from $5.0 million to $13.2 million at June 30, 2020 with aggregate balances of $207.2 million.  Of the $207.2 million in total related credits, $189.8 million was secured by various collateral assets, primarily commercial real estate, $11.3 million was unsecured, and $6.1 million were PPP loans.

In addition, the future credit-related performance of a loan portfolio generally depends upon the types of loans within the portfolio, concentrations by type of loan and the quality of the collateral securing the loans.  The following table details the Company's loan portfolio by collateral type within major categories as of June 30, 2020:

(Dollars in thousands)	Balance	Number of Loans	Average Loan Balance	Minimum/ Maximum Loan Balance			Allowance for Loan Losses	Percent of Total Loans
Residential Mortgage Loans	$216,419	2,101	$103	$1	-	$1,566	$756	27%

Commercial Real Estate:
Mixed Use	$41,179	50	$824	$26	-	$7,433	$672	5%
Multi-Family Residential	39,952	57	701	27	-	6,009	652	5%
Hotels and Motels	33,258	10	3,326	226	-	11,500	543	4%
Office	32,035	58	552	12	-	4,902	523	4%
Retail	22,720	52	437	1	-	5,217	371	3%
1-4 Family Residential	18,433	146	126	10	-	1,250	301	2%
Automobile Dealership	16,497	10	1,650	173	-	6,629	269	2%
Recreation/Golf Course/Marina	10,812	14	772	32	-	3,150	177	1%
Warehouse	10,790	15	719	8	-	2,678	176	1%
Manufacturing/Industrial	6,625	15	442	3	-	1,438	108	1%
Restaurant	6,346	25	254	10	-	1,311	104	1%
Automobile Repair	4,829	10	483	61	-	2,342	79	1%
Not-For-Profit & Community Service Real Estate	3,378	3	1,126	109	-	1,679	55	0%
Land	3,418	5	684	76	-	2,000	56	0%
Skilled Nursing Facility	3,503	1	3,503	3,503	-	3,503	57	1%
All Other	7,049	36	196	17	-	745	115	1%
Total Commercial Real Estate Loans	$260,824	507	$514				$4,258	32%

Commercial and Industrial:
Secured Term Loans	$63,672	360	$177	$0	-	$6,035	$1,525	8%
Unsecured Term Loans	19,494	131	149	0	-	1,647	467	3%
Secured Lines of Credit	42,370	288	147	0	-	5,000	1,015	5%
Unsecured Lines of Credit	11,140	143	78	0	-	2,999	267	1%
Total Commercial and Industrial Loans	$136,676	922	$148				$3,274	17%

Tax Exempt Loans	$7,644	24	$319	$9	-	$2,425	$1	1%

Paycheck Protection Loans	$73,774	641	$115	$1	-	$3,000	$-	9%

Consumer:
Home Equity Lines of Credit	$42,587	1,077	$40	$0	-	$417	$644	5%
Automobile	31,569	1,994	16	1	-	368	476	4%
Consumer Secured	4,302	82	52	23	-	146	65	1%
Consumer Unsecured	32,075	6,539	5	1	-	116	484	4%
All Others	1,969	1,002	2	0	-	60	30	0%
Total Consumer Loans	$112,502	10,694	$11				$1,699	14%

Net deferred loan fees	(1,830)	-	-			-	-	-
Unallocated allowance for loan losses	-	-	-			-	565	-
Total Loans	$806,009	14,889	$54				$10,553	100%

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

General

The Company is a Maryland corporation headquartered in Oswego, New York.  The Company is 100% owned by public shareholders.  The primary business of the Company is its investment in Pathfinder Bank (the "Bank"), a New York State chartered commercial bank, which is 100% owned by the Company.  The Bank has two wholly owned operating subsidiaries, Pathfinder Risk Management Company, Inc. (“PRMC”) and Whispering Oaks Development Corp. All significant inter-company accounts and activity have been eliminated in consolidation.  Although the Company owns, through its subsidiary PRMC, 51% of the membership interest in FitzGibbons Agency, LLC (“Agency”), the Company is required to consolidate 100% of FitzGibbons within the consolidated financial statements.  The 49% of which the Company does not own is accounted for separately as noncontrolling interests within the consolidated financial statements.  At June 30, 2020, the Company and subsidiaries had total consolidated assets of $1.2 billion, total consolidated liabilities of $1.1 billion and shareholders' equity of $92.0 million plus noncontrolling interest of $292,000, which represents the 49% of FitzGibbons not owned by the Company.

The following discussion reviews the Company's financial condition at June 30, 2020 and the results of operations for the three and six month periods ended June 30, 2020 and 2019. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other period.

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

In addition to the risk factors enumerated above, the economic impact of the COVID-19 outbreak could adversely affect our financial condition and results of operations.  The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to social distance. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment.

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

COVID-19 Response

In early January 2020, the World Health Organization issued an alert that a novel coronavirus outbreak was emanating from Wuhan, Hubei Province in China. Over the course of the next several weeks, the outbreak continued to spread to various regions of the world prompting the World Health Organization to declare COVID-19 a global pandemic on March 11, 2020.   In the United States, by the end of March 2020, the rapid spread of the COVID-19 virus invoked various Federal and New York State authorities to make emergency declarations and issue executive orders to limit the spread of the disease.  Measures included restrictions on international and domestic travel, limitations on public gatherings, implementation of social distancing and sanitization protocols, school closings, orders to shelter in place and mandates to close all non-essential businesses to the public.  To widely varying degrees, largely dependent upon the level of local and regional outbreaks and the resultant levels of strain on locally-available medical resources, these very substantial curtailments of social and economic activity have been relaxed globally and in the United States.  However, there is virtually no locality within the United States that has returned to substantively normal business and social activities at the time of this filing and the spread rate of the coronavirus remains extremely high in many regions of the country.

As a result of the initial and continuing outbreak, and governmental response thereto, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.  The Company has many employees working remotely and has also reduced physical customer contact with employees and other customers significantly by limiting branch activities.  Initially, branch activities were limited to drive-thru transactions whenever possible, teleconferencing and in-branch “appointments only” services.  The Bank’s branches are now fully accessible to the public but remain in strict compliance with all applicable social distancing and sanitization guidelines.  Since the start of the pandemic, transactional volume has also increased through the Bank’s telephone and internet banking channels.  We will take further actions for safety as may be required by government authorities or that we determine to be in the best interests of our employees, customers and business partners.

Concerns about the spread of the disease and its anticipated negative impact on economic activity, severely disrupted both domestic and international financial markets prompting the world’s central banks to inject significant amounts of monetary stimulus into their respective economies. In the United States, the Federal Reserve System’s Federal Open Market Committee, swiftly cut the target Federal Funds rate to a range of 0% to 0.25%, including a 50 basis point reduction in the target federal funds rate on March 3, 2020 and an additional 100 basis point reduction on March 15, 2020. In addition, the Federal Reserve initiated various market support programs to ease the stress on financial markets.  This significant reduction in short-term interest rates has reduced, and will continue to reduce, the Bank’s cost of funds and interest earning-asset yields.  The long-term effects of the current interest rate environment, that has resulted from government and central bank responses to the pandemic, on the Bank’s net interest margins cannot be predicted with certainty at this time.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed into law on March 27, 2020, provides financial assistance in various forms to both businesses and consumers. In addition, the CARES Act also created many directives affecting the operations of financial services providers, such as the Company, including a forbearance program for federally-backed mortgage loans and protections for borrowers from negative credit reporting due to loan accommodations related to the national emergency. The banking regulatory agencies have likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. The Company has worked to assist its business and individual customers affected by COVID-19. Through June 30, 2020, the Bank granted payment deferral requests primarily for 90 days, on 556 loans representing approximately $145.6 million of existing loan balances.  For more information on the Bank’s loan concentrations, please see Note 15 to the Unaudited Consolidated Financial Statements above.

The Bank participated in the Paycheck Protection Program (“PPP”), a $650 billion specialized low-interest loan program funded by the U.S. Treasury Department and administered by the U.S. Small Business Administration (“SBA”) pursuant to the CARES Act and subsequent legislation.  PPP loans have an interest rate of 1.0%, a two-year or five-year loan term to maturity, and principal and interest payments deferred until the lender receives the applicable forgiven amount or 10 months after the period the business has used such funds.  The SBA guarantees 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. Through June 30, 2020, the Bank has submitted to and received approval from the SBA for 680 loans totaling approximately $73.8 million through this program.

The COVID-19 crisis is expected to continue to impact the Company’s financial results, as well as demand for its services and products during the remainder of 2020 and potentially beyond. The short- and long-term implications of the COVID-19 crisis on the Company’s future revenues, earnings results, the allowance for loan losses, capital reserves, and liquidity are unknown at this time.

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

In the quarter ended March 31, 2020, Management determined that the Company, under the current New York State (“NYS”) tax code, was highly unlikely to incur a material NYS tax liability in the foreseeable future.  As a result, certain net current and deferred tax assets, related to GAAP vs. tax timing differences under previous NYS tax law, were no longer going to provide any future tax benefit. The substantial majority of these net deferred tax assets were offset by a related valuation allowance established in prior periods. Upon analysis of all factors related to the expected future filings of NYS tax returns, the Company eliminated its remaining NYS net deferred tax asset balances and the related valuation allowance on January 1, 2020.  The effect of these eliminations required an adjustment to other comprehensive income of $206,000 and had no effect on first half 2020 reported earnings.  At June 30, 2019, the Company had a valuation allowance of $61,000 established against the future projected benefits of deferred tax assets related to New York State income tax obligations.

The Company’s effective tax rate typically differs from the 21% federal statutory tax rate due primarily to tax-exempt income from specific types of investment securities and loans, bank owned life insurance, and, to a much lesser degree, the utilization of low income housing tax credits, as well as a the effects of transitional adjustments related to state income taxes and certain taxes payable to states other than New York.  The effective tax rate was 20.5% for the six month period ended June 30, 2020.

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

Recent Events

On June 30, 2020, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.06 per common and preferred share and a cash dividend of $0.06 per notional share for the issued common stock warrant.  The dividends are payable on August 14, 2020 to shareholders of record on July 17, 2020.

Overview and Results of Operations

The following represents the significant highlights of the Company’s operating results between the second quarter of 2020 and the second quarter of 2019.

•	Net income increased $1.2 million, or 203.0%, to $1.8 million.
•	Basic and diluted earnings per share were both $0.31 per share and increased $0.20 per share.
•	Return on average assets increased 38 basis points to 0.63% as the increase in income outpaced the increase in average assets.

•

Net interest income, after provision for loan losses, increased $398,000, or 6.5%, to $6.5 million.  Excluding the provision, net interest income increased $934,000, or 13.9%, to $7.6 million. The increase in net interest income after provision for loan losses was primarily due to the increase in average balances of interest-earning assets, offset by a significant increase in the provision for loan losses, which is reflective of an increase in average loan balances. Additional provisioning for loan losses was also applied as a reflection of the substantial increase in economic uncertainty and the resultant potential for increased credit losses in future periods as a consequence of the COVID-19 pandemic.

•

Net interest margin decreased by 15 basis points to 2.75%, primarily as a result of a $50.0 million increase in the average balance of time deposits, coupled with a 77 basis point decrease in the average rate paid on time deposits.

•

The effective income tax rate decreased 3.1% to 19.1% for the three months ended June 30, 2020 as compared to 22.2% for the same three month period in 2019. The decrease in the tax rate in the second quarter of 2020, as compared to the same quarter in 2019, was primarily related to immaterial nonrecurring adjustments made to income tax expense in the second quarter of 2019 related to New York State taxes.

The following represents significant highlights of the Company’s operating results between the first six months of 2020 and the first six months of 2019.

•Net income increased $2.4 million, or 215.0%, to $3.5 million.

•	Basic and diluted earnings per share were both $0.60 per share and increased $0.37 per share.
•	Return on average assets increased 39 basis points to 0.62% as the increase in income outpaced the increase in average assets.
•

Net interest income, after provision for loan losses, increased by $707,000, or 5.7%, to $13.2 million.  This increase in net interest income after provision for loan losses was primarily due to the increase in average balances of interest-earning assets, offset by a significant increase in the provision for loan losses, which is reflective of an increase in average loan balances. Additional provisioning for loan losses was also applied as a reflection of the substantial increase in economic uncertainty and the resultant potential for increased credit losses in future periods as a consequence of the COVID-19 pandemic.

•

Net interest margin decreased by three basis points to 2.88%, primarily as a result of a $65.5 million increase in the average balance of time deposits, coupled with a 51 basis point decrease in the average rate paid on time deposits.

•

The effective income tax rate decreased 7.3% to 20.5% for the six months ended June 30, 2020 as compared to 27.8% for the same six month period in 2019.  This decrease was primarily related to the 2019 nonrecurring establishment, through a charge to earnings, of a $136,000 valuation allowance to reserve against deferred tax assets related to New York State income taxes.

The following reflects the significant changes in financial condition between December 31, 2019 and June 30, 2020.  In addition, the following reflects significant changes in asset quality metrics between June 30, 2019 and June 30, 2020.

•

Total assets increased $73.2 million, or 6.7% to $1.2 billion at June 30, 2020, as compared to December 31, 2019, primarily due to increases in loans, cash and cash equivalents, and investment securities.  These increases were funded largely by increases in deposits, including brokered deposits, as well as the cash flow from the sale and maturity of investment securities.

•

Asset quality metrics, as measured by net loan charge-offs, remained stable, in comparison to recent reporting periods.  The annualized net loan charge-offs to average loans ratio was 0.08% for the second quarter of 2020, compared to 0.07% for the second quarter of 2019, and 0.09% for the fourth quarter of 2019.  Nonperforming loans to total loans increased 50 basis points to 1.04% at June 30, 2020, compared to 0.54% at June 30, 2018. Nonperforming loans to total loans increased 37 basis points to 1.04% at June 30, 2020 compared to 0.67% at December 31, 2019. Correspondingly, the ratio of the allowance for loan losses to nonperforming loans for second quarter 2020 was 125.86%, as compared to 208.39% at June 30, 2019, and 165.25% at December 31, 2019.

The Company had net income of $1.8 million for the three months ended June 30, 20120 compared to net income of $607,000 for the three months ended June 30, 2019.  The $1.2 million increase in net income was due primarily to a

$781,000 decrease in noninterest expense, a $528,000 decrease in interest expense, a $406,000 increase in interest and dividend income, and a $312,000 increase in noninterest income.  These fluctuations were partially offset by a $536,000 increase in the provision for loan losses and a $264,000 increase in income tax expense.

Net interest income before the provision for loan losses increased $934,000, or 13.9%, to $7.6 million for the three months ended June 30, 2020 as compared to $6.7 million for the same three month period in 2019.  The increase was primarily the result of the increase in average interest-earning asset balances due to increases among all interest earning asset categories.  The positive effects of increased average interest-earning assets for the three months ended June 30, 2020, as compared to the same three month period in 2019, were partially offset by a decrease in the average yield of interest-earning assets of 58 basis points to 3.78% for the three months ended June 30, 2020 from 4.36% for the same three month period of the previous year. Further, this increase in net interest income was partially offset by an increase of $115.8 million in the average balance of interest bearing liabilities, which was partially offset by a 44 basis point decrease in the average cost of interest-bearing liabilities between the year-over-year second quarter periods.

The $312,000, or 25.6%, increase in noninterest income in the quarter ended June 30, 2020, as compared to the same quarterly period in 2019, was primarily the result of a $253,000 increase in income from the combined investment related activities of (1) net gains on sales and redemptions of investment securities and (2) net losses on equity securities.  During the second quarter of 2020, net gains on sales and redemptions of investment securities increased $991,000, as compared to the previous year period, and this increase was partially offset by a $738,000 decline in gains on equity securities, compared to the second quarter of 2019. Further contributing to the increase in noninterest income was a net increase of $84,000 in net gains on sales of loans and foreclosed real estate for the current period.  All other noninterest income categories decreased by $25,000, or 2.2%, in the three months ended June 30, 2020, as compared to the same prior year period.  The overall increases in noninterest income were significantly muted in the second quarter of 2020 by reduced customer transactional activity levels and the Bank’s increased levels of fee waivers and other forbearances in response to the local economic effects of the COVID-19 pandemic.

The increase in net gains on sales and redemptions of investment securities of $991,000 in the second quarter of 2020, as compared to the same quarter of 2019, was comprised of net gains on sale of $908,000 related to available-for-sale fixed-income securities and $115,000 related to the sale of a portion of the Company’s previously-held equity investment in an otherwise unaffiliated financial institution. During the current quarter, the Company sold 18 fixed-income investment securities, with an aggregate amortized historical cost of $23.8 million, and recognized net gains of $908,000 on those sales. These securities were sold in order to improve the expected future total returns within the investment portfolio, particularly in light of potentially increased prepayment activity, related to the sharp decline in general interest rates, and/or potential credit downgrade concerns following the onset of the COVID-19 pandemic.

Since 2016, the Company held a passive equity investment, acquired for $534,000, in an otherwise unaffiliated financial institution.  The issuer of that common stock was acquired in June 2020 by another financial institution. The acquisition resulted in the Company receiving total consideration of $911,000 for its equity investment, based on the closing stock price of the acquiring institution on June 30, 2020.  The Company surrendered its original equity investment and received $265,000 in cash as well as shares in the acquiring institution valued at $646,000 at June 30, 2020. As a result, during the second quarter of 2020, the Company recorded a net gain on sales and redemptions of investment securities of $115,000 and a gain on equity securities of $438,000.  The Company retained a position in the acquiring bank valued at $646,000 at June 30, 2020 and has the ability to hold the investment indefinitely.

Finally, the Company held a fixed-income, previously non-traded investment, categorized as available-for-sale, which was managed since its purchase in 2017 by an external party. The investment was previously reported at its stated net asset value, which was $2.1 million at March 31, 2020.  The investment, was substantially restructured and subsequently listed on June 17, 2020 as a publically-traded common stock on the New York Stock Exchange.  Due to what management believes were technical factors related to the listing itself, and the almost universal pricing pressure on publically-traded assets of this type in the current uncertain economic environment, the closing stock price at June 30, 2020 was significantly below the historical amortized cost of the investment on that date.  Therefore, the restructuring and listing events caused the Company to recognize an unrealized loss in the second quarter of 2020 of $1.2 million, which was measured by the difference between its closing stock price at June 30, 2020 and its net asset value at March 31, 2020.  As an equity security, the fair value of this investment is now required, under generally accepted accounting principles

(GAAP), to be recorded at its readily determinable market value with changes in market value recorded as an adjustment to current earnings in the period incurred.  Accordingly, the Company recorded the reduction in the fair value of the investment as a charge to pretax net income in the quarter ended June 30, 2020 and the investment’s fair value was $918,000 at that date.  The Company’s management believes that the investment is fundamentally sound, will sustainably generate significant dividend income in the future and that the Company has the ability to hold the security indefinitely.

The $781,000 decrease in noninterest expense in the quarter ended June 30, 2020, as compared to the same quarterly period in 2019, was due primarily to a decrease of $482,000, or 14.0%, in salaries and employee benefits expense.  The decrease in salaries and employee benefit expense was primarily due to a $359,000 decrease in net salaries expense and a $170,000 decrease in employee benefits expense.  The decrease in net salaries expense was partially the result of a significant absorption of these expenses into the unamortized cost of the originated PPP loans as required under GAAP.  During the second quarter, the Bank originated $73.8 million in PPP loans and deferrals of employee-related expenses related to those originations resulted in an overall net decrease of $331,000 in employee-related expenses for the current quarter, as compared to the second quarter 2019.   All other employee-related expenses declined an aggregate $299,000 in the second quarter of 2020, as compared to the same quarterly period in 2019.  All other noninterest expenses unrelated to personnel expenses declined primarily due to reductions in expenditures for community service activities, training, and meals and entertainment of $132,000, $93,000 and $44,000, respectively.  These expenses were substantially curtailed in the period as a result of the significant restrictions placed on many business activities as a result of the pandemic.

For the three months ended June 30, 2020, we recorded $1.1 million in provision for loan losses as compared to $610,000 in the same prior year three month period.  This $536,000 increase in the provision for loan losses was primarily due to economic uncertainty and the resultant potential for increased credit losses in future periods, as a result of the COVID-19 pandemic. Additionally, the provision reflects an increase in outstanding loan balances of $113.2 million, or 16.3%, in the second quarter of 2020, compared to the same quarter in the previous year, as well as an increase in the non-performing loans to period end loans as a result of four commercial loan relationships.

In comparing the year-over-year second quarter periods, the return on average assets increased 38 basis points to 0.63% due to the combined effects of the increase in net income (the numerator in the ratio) and the increase in average assets (the denominator in the ratio).  Average assets increased due to increases in average loans and average federal funds sold and interest earning deposits of $129.8 million and $54.0 million, respectively, in the second quarter of 2020 as compared to the same quarter of 2019.  Average interest-bearing deposits increased $100.0 million in the second quarter of 2020, as compared with the same quarter in 2019.  The increase in deposits was due to growth in retail and commercial relationship deposits as a result of the Bank’s participation in the PPP lending program, along with brokered deposit inflows, as a result of the Bank’s efforts to significantly increase cash and cash equivalent balances in response to the COVID-19 pandemic.

The Company had net income of $3.6 million for the six months ended June 30, 2020 compared to net income of $1.1 million for the six months ended June 30, 2019.  The $2.5 million increase in net income was due primarily to a $2.2 million increase in net interest income, a $967,000 increase in noninterest income and $1.2 million decrease in noninterest expense. These fluctuations were partially offset by an increase of $1.5 million in the provision for loan losses and a $468,000 increase in income tax expense.

Net interest income before the provision for loan losses increased $2.2 million to $15.4 million for the six months ended June 30, 2020, as compared to $13.3 million for the same six month period in 2019.   The increase was due principally to a $1.8 million, or 9.0%, increase in interest and dividend income that was a result of growth in average interest-earning assets of $157.4 million compared to the prior year six month period. Average loans for the first six months of 2020 increased by $128.5 million, or 19.8%, over the prior year period, primarily the result of growth in the commercial loan portfolios and in particular PPP loans, while the average interest rate earned on interest-earning assets decreased by 31 basis points. Average interest-bearing liabilities increased by $107.6 million, or 13.78%, for the six months ended June 30, 2020 as compared to the prior year period; however, the average interest rate paid on interest-bearing liabilities decreased by 29 basis points.

The $967,000, or 41.8%, increase in noninterest income for the six months ended June 30, 2020, when compared to the same six month period in 2019, was primarily the result of an increase of $938,000 in net gains on sales and redemptions of investment securities, and a $764,000 increase in net gains on the sales of loans and foreclosed real estate. The investment securities sales were part of the Company’s portfolio optimization and liquidity management strategies. The increased gain on the sales of loans and foreclosed real estate was primarily the result of the sale of $35.9 million in seasoned, conforming residential mortgage loans that was completed in January 2020 and resulted in the recognition of a gain of $659,000.  Also contributing to the increase in noninterest income was other charges, commissions and fees, insurance agency revenue, debit card interchange fees, loan servicing fees, and service charges on deposit accounts, which increased $70,000, $61,000, $37,000, $41,000, and $29,000, respectively.  The net increase in these categories of noninterest income were in part due to the Company’s increased strategic focus on improving recurring noninterest income. However, as noted above, overall increases in noninterest income were significantly muted in the second quarter of 2020 by reduced customer activity levels and the Bank’s increased levels of fee waivers and forbearances in response to the local economic effects of the COVID-19 pandemic.  These net increases in noninterest income were partially offset by a $973,000 increase in net losses on equity securities, as discussed above.

Total noninterest expense for the six month period of 2020 was $12.0 million, a decrease of $1.2 million, or 9.4%, compared with $13.2 million for the prior year period. The reduced noninterest expense for the six month period ended June 30, 2020, as compared to the same period in 2019, was principally driven by a decrease of $885,000 in personnel expenses, a $261,000 decrease in foreclosed real estate expenses, and a $163,000 reduction in community service activities expenses. The decrease in personnel expenses in the first six months of 2020, as compared to the same six month period in 2019, was primarily due to a $470,000 decrease in net salaries expense.  This reduction in net salaries expense primarily resulted from the increased deferral of these expenses into the unamortized cost of the loans originated in the first six months of 2020.  The increased volume of loans originated in the first six months of 2020, as compared to the same period in 2019, was due primarily to the PPP loan volume originated in the second quarter of 2020, as discussed above.  In addition, personnel expenses declined in the six months ended June 30, 2020, as compared to the same period in 2019, due primarily to decreases of $319,000 in employee benefits.  The decrease in other employee benefits for the six months ended June 30, 2020, as compared to the same six month period in 2019, was primarily due to decreases in pension, employee medical and other employee benefits expenses of $144,000, $76,000 and $49,000, respectively.  Pension expense decreased $144,000 primarily due to the higher market value of pension assets held in trust at January 1, 2020 as compared to the same date in 2019.  The higher market values for pension assets resulted from market value appreciation of those assets in 2019.  Medical expenses declined primarily due to reduced employee utilization of elective medical services and increased cost sharing of certain medical costs with employees in 2020, as compared to the previous year.  The decrease in other employee benefits expenses related to reduced levels of certain training, employee recognition and other employee-related activities due primarily to restrictions on such activities resulting from the pandemic.

For the first six months of 2020, we recorded $2.2 million in provision for loan losses as compared to $754,000 in the same prior year six month period.  This $1.5 million increase in the provision for loan losses resulted from year-over-year increases in: (1) the qualitative factors used in determining the adequacy of the allowance for loan losses, (2) the size of the loan portfolio, and (3) delinquent and nonaccrual loans.  The increase in the quantitative factors used in determining the provision for loan losses reflected the substantial increase in economic uncertainty and the resultant potential for increased credit losses in future periods as a consequence of the COVID-19 pandemic.  Outstanding loan balances increased $113.2 million, or 16.3%, in the quarter ended June 30, 2020, as compared to the same quarter in the previous year, and therefore required a corresponding increase in the estimable and probable loan losses inherent in the loan portfolio.  Finally, the provision for loan losses in the six months ended June 30, 2020 was further increased, as compared to the same period in 2019, by the effects of an increase in the ratio of delinquent loans to total loans, which increased to 3.19% at June 30, 2020 as compared to 2.45% at June 30, 2019, coupled with an increase in nonaccrual loans that increased $4.6 million to $8.4 million at June 30, 2020 as compared to $3.8 million at June 30, 2019.

Return on average assets increased 39 basis points to 0.62% between the year-over-year six month periods as the change in net income in the six month period ended June 30, 2020 (the numerator of the ratio) increased by a higher percentage than the rate at which average assets (the denominator of the ratio) grew during the period.

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

	For the three months ended June 30,
	2020			2019
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$796,267	$8,832	4.44%	$666,428	$8,222	4.93%
Taxable investment securities	230,943	1,613	2.79%	228,506	1,729	3.03%
Tax-exempt investment securities	9,552	52	2.18%	9,383	51	2.17%
Fed funds sold and interest-earning deposits	76,203	17	0.09%	22,222	106	1.91%
Total interest-earning assets	1,112,965	10,514	3.78%	926,539	10,108	4.36%
Noninterest-earning assets:
Other assets	73,721			67,935
Allowance for loan losses	(10,076)			(7,372)
Net unrealized losses on available-for-sale securities	(1,804)			(1,685)
Total assets	$1,174,806			$985,417
Interest-bearing liabilities:
NOW accounts	$80,712	$35	0.17%	$67,380	$28	0.17%
Money management accounts	15,826	4	0.10%	13,415	5	0.15%
MMDA accounts	202,136	355	0.70%	177,284	395	0.89%
Savings and club accounts	94,684	22	0.09%	85,283	25	0.12%
Time deposits	418,722	1,788	1.71%	368,708	2,287	2.48%
Subordinated loans	15,139	192	5.07%	15,102	217	5.75%
Borrowings	87,415	478	2.19%	71,701	445	2.48%
Total interest-bearing liabilities	914,634	2,874	1.26%	798,873	3,402	1.70%
Noninterest-bearing liabilities:
Demand deposits	156,001			101,675
Other liabilities	12,828			10,395
Total liabilities	1,083,463			910,943
Shareholders' equity	91,343			74,474
Total liabilities & shareholders' equity	$1,174,806			$985,417
Net interest income		$7,640			$6,706
Net interest rate spread			2.52%			2.66%
Net interest margin			2.75%			2.90%
Ratio of average interest-earning assets to average interest-bearing liabilities			121.68%			115.98%

	For the six months ended June 30,
	2020			2019
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$778,709	$18,074	4.64%	$650,169	$15,797	4.86%
Taxable investment securities	239,297	3,375	2.82%	226,586	3,605	3.18%
Tax-exempt investment securities	5,458	59	2.16%	13,903	159	2.29%
Fed funds sold and interest-earning deposits	45,943	49	0.21%	21,390	216	2.02%
Total interest-earning assets	1,069,407	21,557	4.03%	912,048	19,777	4.34%
Noninterest-earning assets:
Other assets	75,263			66,878
Allowance for loan losses	(9,390)			(7,324)
Net unrealized losses on available for sale securities	(843)			(2,468)
Total assets	$1,134,437			$969,134
Interest-bearing liabilities:
NOW accounts	$78,247	$65	0.17%	$68,819	$56	0.16%
Money management accounts	15,005	9	0.12%	13,820	10	0.14%
MMDA accounts	198,298	756	0.76%	180,907	829	0.92%
Savings and club accounts	90,901	48	0.11%	84,792	50	0.12%
Time deposits	410,967	3,882	1.89%	345,486	4,140	2.40%
Subordinated loans	15,135	398	5.26%	15,097	434	5.75%
Borrowings	87,217	980	2.25%	79,200	1,005	2.54%
Total interest-bearing liabilities	895,770	6,138	1.37%	788,121	6,524	1.66%
Noninterest-bearing liabilities:
Demand deposits	134,179			101,480
Other liabilities	12,446			9,383
Total liabilities	1,042,395			898,984
Shareholders' equity	92,042			70,150
Total liabilities & shareholders' equity	$1,134,437			$969,134
Net interest income		$15,419			$13,253
Net interest rate spread			2.66%			2.68%
Net interest margin			2.88%			2.91%
Ratio of average interest-earning assets to average interest-bearing liabilities			119.38%			115.72%

As indicated in the above tables, net interest income, before provision for loan losses, increased $934,000, or 13.9%, to $7.6 million for the three months ended June 30, 2020 as compared to $6.7 million for the same prior year period.  This increase was due principally to the $186.4 million, or 20.1%, increase in the average balance of interest-earning assets, and a decrease of 58 basis points on the average yield earned on those assets.  These positive factors on net interest income were partially offset by an increase in the average balance of interest-bearing liabilities of $115.8 million, or 14.5%, and a decrease of 44 basis points on the average interest rate paid on those liabilities.   In total, net interest margin decreased 15 basis points to 2.75% due largely to the decrease in yields earned on average interest-earning assets, as noted above.  The following analysis should also be viewed in conjunction with the table below which reports the changes in net interest income attributable to rate and volume.

Interest and dividend income increased $406,000, or 4.0%, to $10.5 million for the three months ended June 30, 2020 compared to $10.1 million for the same three month period in 2019.  The increase in interest income was due principally to the increase in average interest-earning assets (primarily loans), which increased between the year-over-year second quarter periods by 20.1%.  The increase in interest income on loans was due principally to the increase in the in the average balances of loans, which increased 19.5%, between the year-over-year second quarter periods.  The average balance of loans increased by $129.8 million.  The increase in the average balance of loans reflected the Company’s continued success in its expansion within the greater Syracuse, New York market and the Company’s participation in the PPP loan program.

Interest expense for the three months ended June 30, 2020 decreased $528,000 or 15.5%, to $2.9 million when compared to the same prior year period.  Deposit interest expense decreased $536,000, or 19.6%, to $2.2 million due to a 45 basis point decrease in the annualized rate paid on deposits to 1.09% for the three months ended June 30, 2020, as compared to 1.54% for the three months ended June 30, 2019.  This was partially offset by a $100.0 million increase in the average balance of interest-bearing deposits during the same time periods.   This decrease in the average cost of deposits was primarily due to a 77 basis point decrease in the average rates paid on time deposits, during the three months ended June 30, 2020 as compared to the same three month period in 2019 due to the general decline in market interest rates during the second quarter of 2020.  In 2019, the average rates paid on time deposits reflected the competitive environment for such deposits within the Company’s marketplace.

For the six month period ended June 30, 2020, net interest income, before the provision for loan losses, increased $2.2 million, or 16.3%, to $15.4 million compared to $13.3 million for the six months ended June 30, 2019.  Interest and dividend income increased $1.8 million, or 9.0%, to $21.6 million for the six months ended June 30, 2020 from $19.8 million for the same six month period in 2019.  The increase in interest income was due principally to the increase in average balances of federal funds sold and interest-earning deposits and loans, which increased 114.8% and 19.8%, respectively, between the year-over-year six month periods.  The increase in the average balance of federal funds sold and interest-earning deposits was a result of the COVID-19 pandemic.  The Bank substantially increased the liquidity of its balance sheet to support the potential needs of the customers and communities it serves. The increase in the average balance of loans reflected the Company’s continued success in its expansion within the greater Syracuse market and the Company’s participation in the PPP loan program.  Further contributing to the increase in net interest income was a $386,000 decrease in interest expense, primarily due to a $325,000 decrease in deposit expense.

Interest expense for the six months ended June 30, 2020 decreased $386,000, or 5.9%, to $6.1 million as compared to $6.5 million for the six months ended June 30, 2019.  The decrease in interest expense was due principally to a 29 basis point decrease in the average rate paid on interest-bearing liabilities to 1.37%, partially offset by a $107.6 million increase in the average balance of these liabilities.   The decrease in interest expense was due to a $325,000 decrease in deposit interest expense, a $36,000 decrease in subordinated loan expense, and a $25,000 decrease in borrowings expense.   The average balance of interest-bearing deposits, which include brokered deposits, increased $113.4 million between the year-over-year six month periods.  The average rate paid on interest- bearing deposits decreased 30 basis points to 1.20% for the six months ended June 30, 2020 as compared with the same six month period in 2019.  This decrease was primarily due to a 51 basis point decrease in the average rate paid on time deposits, during the six months ended June 30, 2020 as compared to the same time period in 2019.  The decrease in the average rates paid on those deposits reflected the general decline in market interest rates during the first half of 2020.

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

	Three months ended June 30,			Six months ended June 30,
	2020 vs. 2019			2020 vs. 2019
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Loans	$4,776	$(4,166)	$610	$4,161	$(1,884)	$2,277
Taxable investment securities	115	(231)	(116)	465	(695)	(230)
Tax-exempt investment securities	1	-	1	(92)	(8)	(100)
Interest-earning deposits	517	(606)	(89)	340	(507)	(167)
Total interest income	5,409	(5,003)	406	4,874	(3,094)	1,780
Interest Expense:
NOW accounts	6	1	7	8	1	9
Money management accounts	4	(5)	(1)	2	(3)	(1)
MMDA accounts	251	(291)	(40)	176	(249)	(73)
Savings and club accounts	13	(16)	(3)	8	(10)	(2)
Time deposits	1,578	(2,077)	(499)	1,534	(1,792)	(258)
Subordinated loans	4	(29)	(25)	3	(39)	(36)
Borrowings	296	(263)	33	204	(229)	(25)
Total interest expense	2,152	(2,680)	(528)	1,935	(2,321)	(386)
Net change in net interest income	$3,257	$(2,323)	$934	$2,939	$(773)	$2,166

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

Management extensively reviews recent trends in historical losses, qualitative factors and specific reserve needs on loans individually evaluated for impairment in its determination of the adequacy of the allowance for loan losses. We recorded $1.1 million in provision for loan losses for the three month period ended June 30, 2020, as compared to $610,000 for the three month period ended June 30, 2019.  The $536,000 increase in the provision for loan losses for the second quarter of 2020, as compared to the same quarter in 2019, resulted from year-over-year increases in: (1) the qualitative factors used in determining the adequacy of the allowance for loan losses, (2) the size of the loan portfolio, and (3) delinquent and nonaccrual loans.  The increase in the quantitative factors used in determining the provision for loan losses reflects the substantial increase in economic uncertainty and the resultant potential for increased credit losses in future periods as a consequence of the COVID-19 pandemic.  Outstanding loan balances increased $113.2 million, or 16.3%, in the quarter ended June 30, 2020, as compared to the same quarter in the previous year, and therefore required a corresponding increase in the estimable and probable loan losses inherent in the loan portfolio.  Finally, the provision for loan losses in the quarter ended June 30, 2020 was further increased, as compared to the same quarter in 2019, by the effects of an increase in the ratio of delinquent loans to total loans, which increased to 3.19% at June 30, 2020 as compared to 2.45% at June 30, 2019, coupled with an increase in nonaccrual loans that increased $4.6 million to $8.4 million at June 30, 2020 as compared to $3.8 million at June 30, 2019.

For the first six months of 2020, we recorded $2.2 million in provision for loan losses as compared to $754,000 in the same prior year six month period.  This $1.5 million increase in the provision for loan losses resulted from year-over-year increases in: (1) the qualitative factors used in determining the adequacy of the allowance for loan losses, (2) the size of the loan portfolio, and (3) delinquent and nonaccrual loans.  The increase in the quantitative factors used in determining the provision for loan losses reflects the substantial increase in economic uncertainty and the resultant potential for increased credit losses in future periods as a consequence of the COVID-19 pandemic.

The Company measures delinquency based on the amount of past due loans as a percentage of total loans.  The ratio of delinquent loans to total loans increased to 3.19% at June 30, 2020 as compared to 2.09% at December 31, 2019.  Delinquent loans (numerator) increased $9.5 million while total loan balances (denominator) increased $26.5 million at June 30, 2020, as compared to December 31, 2019.  The increase in past due loans was primarily driven by an increase of $6.8 million in loans delinquent 60-89 days, an increase of $2.9 million in loans delinquent more than 90 days, partially offset by a $210,000 decrease in loans delinquent 30-59 days.  The increase in loans 60-89 days past due at June 30, 2020 as compared to December 31, 2019 was primarily due to the addition of nine commercial loans totaling $6.6 million.  The increase in loans delinquent 90 days or more at June 30, 2020 as compared to December 31, 2019 was primarily due to the addition of six commercial loans totaling $3.2 million.

At June 30, 2020, there were $25.8 million in loans past due including $9.6 million in loans 30-59 days past due, $8.2 million in loans 60-89 days past due and $8.0 million in loans 90 or more days past due.  At December 31, 2019, there were $16.3 million in loans past due including $9.7 million in loans 30-59 days past due, $1.4 million in loans 60-89 days past due and $5.2 million in loans 90 or more days past due.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, including insurance agency commissions, and net gains on sales of securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
(Dollars in thousands)	2020	2019	Change		2020	2019	Change
Service charges on deposit accounts	$303	$348	$(45)	-12.9%	$659	$630	$29	4.6%
Earnings and gain on bank owned life insurance	106	101	5	5.0%	222	222	-	0.0%
Loan servicing fees	79	60	19	31.7%	128	87	41	47.1%
Debit card interchange fees	205	187	18	9.6%	368	331	37	11.2%
Insurance agency revenue	185	218	(33)	-15.1%	522	461	61	13.2%
Other charges, commissions and fees	255	244	11	4.5%	478	408	70	17.2%
Noninterest income before gains (losses)	1,133	1,158	(25)	-2.2%	2,377	2,139	238	11.1%
Net gains on sales and redemptions of investment securities	1,023	32	991	3096.9%	1,049	111	938	845.0%
(Losses) gains on marketable equity securities	(722)	16	(738)	-4612.5%	(916)	57	(973)	-1707.0%
Net gains on sales of loans and foreclosed real estate	97	13	84	-646.2%	769	5	764	15280.0%
Total noninterest income	$1,531	$1,219	$312	25.6%	$3,279	$2,312	$967	41.8%

The $312,000, or 25.6%, increase in noninterest income in the quarter ended June 30, 2020, as compared to the same quarterly period in 2019, was primarily the result of a $253,000 increase in income from the combined investment related activities of (1) net gains on sales and redemptions of investment securities and (2) net losses on equity securities.  During the second quarter of 2020, net gains on sales and redemptions of investment securities increased $991,000, as compared to the previous year period, and this increase was partially offset by a $738,000 decline in gains on equity securities, compared to the second quarter of 2019. Further contributing to the increase in noninterest income was a net increase of $84,000 in net gains on sales of loans and foreclosed real estate for the current period.

Excluding the effects of the quarter over quarter fluctuations discussed above, all other noninterest income categories decreased by $25,000, or 2.2%, in the three months ended June 30, 2020, as compared to the same prior year period.  The overall increases in noninterest income were significantly muted in the second quarter of 2020 by reduced customer transactional activity levels and the Bank’s increased levels of fee waivers and other forbearances in response to the local economic effects of the COVID-19 pandemic.

The $967,000, or 41.8%, increase in noninterest income for the six months ended June 30, 2020, when compared to the same six month period in 2019, was primarily the result of an increase of $938,000 in net gains on sales and redemptions of investment securities, and a $764,000 increase in net gains on the sales of loans and foreclosed real estate. The investment securities sales were part of the Company’s portfolio optimization and liquidity management strategies. The increased gain on the sales of loans and foreclosed real estate was primarily the result of the sale of $35.9 million in seasoned, conforming residential mortgage loans that was completed in January 2020 and resulted in the recognition of a gain of $659,000.   These increases in noninterest income were partially offset by a $973,000 increase in net losses on equity securities, as discussed above.

Excluding the effects of the period over period fluctuations discussed above all other noninterest income categories increased in the aggregate by $238,000, or 11.1%, to $2.4 million in the six months ended June 30, 2020 as compared with $2.1 million in the same six month period of 2019.  This $238,000 period over period increase in noninterest income was due primarily to increases in other charges, commissions and fees, insurance agency revenue, debit card interchange fees, loan servicing fees, and service charges on deposit accounts, which increased $70,000, $61,000, $37,000, $41,000, and $29,000, respectively.  The net increase in these categories of noninterest income were in part due to the Company’s increased strategic focus on improving recurring noninterest income. However, as noted above, overall increases in noninterest income were significantly muted in the second quarter of 2020 by reduced customer activity levels and the Bank’s increased levels of fee waivers and forbearances in response to the local economic effects of the COVID-19 pandemic.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
(Dollars in thousands)	2020	2019	Change		2020	2019	Change
Salaries and employee benefits	$2,972	$3,454	$(482)	-14.0%	$6,219	$7,104	$(885)	-12.5%
Building and occupancy	707	632	75	11.9%	1,461	1,287	174	13.5%
Data processing	552	587	(35)	-6.0%	1,152	1,162	(10)	-0.9%
Professional and other services	301	380	(79)	-20.8%	617	716	(99)	-13.8%
Advertising	261	242	19	7.9%	437	481	(44)	-9.1%
FDIC assessments	150	130	20	15.4%	339	241	98	40.7%
Audits and exams	125	100	25	25.0%	250	200	50	25.0%
Insurance agency expense	212	229	(17)	-7.4%	404	428	(24)	-5.6%
Community service activities	12	144	(132)	-91.7%	119	282	(163)	-57.8%
Foreclosed real estate expenses	5	59	(54)	-91.5%	35	296	(261)	-88.2%
Other expenses	461	582	(121)	-20.8%	970	1,053	(83)	-7.9%
Total noninterest expenses	$5,758	$6,539	$(781)	-11.9%	$12,003	$13,250	$(1,247)	-9.4%

The $781,000, or 11.9%, decrease in noninterest expense between the year-over-year second quarter periods was principally due to a decrease in salaries and employee benefits expense of $482,000, or 14.0%.  All other noninterest expenses in aggregate increased $299,000, or 9.7%, for the three months ended June 30, 2020 as compared to the same three month period in 2019.  The detail of the components of the overall decrease in noninterest expense is as follows:

•

The $482,000 decrease in personnel expenses, was primarily due to a $359,000 decrease in net salaries expense, which was partially the result of a significant absorption of these expenses into the unamortized cost of the originated PPP loans as required under GAAP.  During the quarter, the Bank originated $73.8 million in PPP loans and deferrals of employee-related expenses related to those originations resulted in an overall net decrease of $331,000 in employee-related expenses for the quarter, as compared to the second quarter 2019.

•

The $132,000 decrease in community service activities was a result of significant restrictions placed on many business activities as a result of the pandemic and an associated decrease in community-sponsored events and activities.

•

The $121,000 decrease in other expenses was primarily due to a decrease in travel and training expense and meals and entertainment expense, which decreased $93,000 and $44,000, respectively.   These expenses were substantially curtailed in the period as a result of the significant restrictions placed on many business activities as a result of the pandemic.

•	All other noninterest expenses decreased in aggregate in the year-over-year three month periods by a total of $46,000, or 2.0%, due to a broad range of individually immaterial variances.

The $1.2 million, or 9.4%, decrease in noninterest expenses between the six month period ended June 30, 2020 and the same six month period in the prior year was principally due to a decrease in salaries and employee benefits expense, foreclosed real estate expense, and community service activities.  The detail of the components of the overall decrease in noninterest expense is as follows:

•

The $885,000 decrease in salaries and employee benefits expense in the first six months of 2020, as compared to the same six month period in 2019, primarily resulted from the increased deferral of these expenses into the unamortized cost of the loans originated in the first six months of 2020.  The increased volume of loans originated in the first six months of 2020, as compared to the same period in 2019, was due primarily to the PPP loan volume originated in the second quarter of 2020, as discussed above.  In addition, personnel expenses declined in the six months ended June 30, 2020, as compared to the same period in 2019, due primarily to decreases of $319,000 in employee benefits.  The decrease in other employee benefits for the six months ended June 30, 2020, as compared to the same six month period in 2019, was primarily due to decreases in pension, employee medical and other employee benefits expenses of $144,000, $76,000 and $49,000, respectively.  Pension expense decreased $144,000 primarily due to the higher market value of pension assets held in trust at January 1, 2020 as compared to the same date in 2019.  The higher market values for pension assets resulted from market value appreciation of those assets in 2019.  Medical expenses declined primarily due to reduced employee utilization of elective medical services and increased cost sharing of certain medical costs with employees in 2020, as compared to the previous year.  The decrease in other employee benefits expenses related to reduced levels of certain training, employee recognition and other employee-related activities due primarily to restrictions on such activities resulting from the pandemic.

•	Foreclosed real estate expenses decreased $261,000 as a result of a foreclosed property that the Bank paid taxes on in 2019. This foreclosed property was sold in February 2019.
•

The $163,000 decrease in community service activities was a result of significant restrictions placed on many business activities as a result of the pandemic and an associated decrease in community-sponsored events and activities.

•	All other noninterest expenses increased in aggregate in the year-over-year six month periods by a total of $62,000, or 1.1%, due to a broad range of individually immaterial variances.

At June 30, 2020, the Bank serviced 476 residential mortgage loans in the aggregate amount of $48.8 million that have been sold on a non-recourse basis to FNMA.  FNMA is the only unrelated third-party that has acquired loans originated by the Bank. On an infrequent basis, loans previously sold to FNMA that subsequently default may be found to have underwriting defects that place the loans out of compliance with the representations and warranties made by the Bank.  This can occur at any time while the loan is outstanding.  In such cases, the Bank is required to repurchase the defaulted loans from FNMA.  Repurchase losses sustained by the Bank include all costs incurred by FNMA as part of the foreclosure process, including items such as delinquent property taxes and legal fees.  Management continues to monitor the underwriting standards applied to all residential mortgage loan originations and subsequent sales through its quality control processes and considers these occurrences and their related expenses to be isolated instances.

Income Tax Expense

Income tax expense increased $264,000 to $439,000, with an effective tax rate of 19.2%, for the quarter ended June 30, 2020, as compared to $175,000, with an effective tax rate of 22.2%, for the same three month period in 2019.  The increase in income tax expense in the current quarter, as compared to the same quarter in 2019, was primarily attributable to the year-over-year second quarter increase in pre-tax net income.

Income tax expense increased $468,000 to $894,000, with an effective tax rate of 20.5% for the six months ended June 30, 2020 as compared to $426,000, with an effective tax rate of 27.8%, for the same six month period in 2019. Effective in January 2018, the Company adopted a modification methodology affecting how the Company the Company’s state income tax liability is computed.  Under this adopted methodology it is unlikely that the Company will pay income taxes to New York in future periods.  It was therefore determined to be probable that the Company’s deferred tax assets related to New York State income taxes were unlikely to further reduce the Company’s state income tax rate in the future. Accordingly, a valuation allowance against the value of those deferred tax assets was established to reduce the net deferred tax asset related to New York income taxes to $0.  As a result, in the quarter ended March 31, 2019, the Company established, through a charge to earnings, a valuation allowance in the amount of $136,000.  This charge to earnings increased the Company’s effective tax rate by 18.3% in that period.  In the quarter, ended March 31, 2020, management further evaluated all factors related to the expected filings of future New York State tax returns and elected to eliminate its remaining New York State net deferred tax asset balances and the related and offsetting valuation allowance on January 1, 2020.  The effect of these eliminations required an adjustment to other comprehensive income balances and had no effect on the first six months of 2020 reported earnings.  At June 30, 2020 and June 30, 2019, the Company’s net deferred tax asset related to New York income taxes was $0.

The Company’s effective tax rate differs from the statutory federal tax rate of 21% due primarily to tax-exempt income from specific types of investment securities and loans, bank owned life insurance, and, to a much lesser degree, the utilization of low-income housing credits. In addition, the tax effects of certain incentive stock option activity may also reduce the Company’s effective tax rate on a sporadic basis. During the six months ended June 30, 2020, these effects reduced the Company’s effective tax rate by 0.2%.  Excluding the nonrecurring charge related to the deferred tax asset valuation allowance, income tax expense in the first half of 2020 would have been $604,000 more than the same prior year period.  The increase in income tax expense, as compared to the previous year’s same period, was primarily attributable to the year-over-year first half increase in pre-tax net income.

Earnings per Share

Basic and diluted earnings per share were $0.31 per share for the second quarter of 2020, as compared to $0.11 per basic and diluted share for the same quarter of 2019.

Basic and diluted earnings per share were $0.60 for the six month period ended June 30, 2020, as compared to $0.23 for the same prior year period.  The increase in earnings per share between these two periods was due to the increase in net income between these two time periods.  Further information on earnings per share can be found in Note 3 of this Form 10-Q.

Changes in Financial Condition

Assets

Total assets increased $73.2 million, or 6.7%, to $1.2 billion at June 30, 2020 as compared to $1.1 billion at December 31, 2019. This increase was due primarily to increases in loans, cash and cash equivalents, and investment securities.

Total net loans receivable increased $22.7 million, or 2.9%, to $795.5 million at June 30, 2020 from $772.8 million at December 31, 2019.  The increase was primarily the result of an increase of $75.9 million in commercial loans between these two dates, partially offset by decreases in residential mortgage loans and consumer loans of $32.9 million and $16.5 million, respectively.  Commercial loans increased primarily due to increases of $73.8 million in PPP loans and $6.6 million in commercial real estate loans.  This was reflective of high levels of participation in the government relief program, organic loan growth and the Company’s continued success in its expansion within the greater Syracuse, New

York market.  The decrease in the residential mortgage loans was primarily the result of the sale of $35.9 million in seasoned conforming residential mortgage loans in the first quarter of 2020, which generated a $680,000 gain.  The decrease in consumer loans was primarily due to general amortization.

Cash and cash equivalents increased $25.0 million, or 123.8%, to $45.1 million at June 30, 2020, as compared to $20.2 million at December 31, 2019.  The $25.0 million increase in cash and cash equivalents was primarily due to the ongoing COVID-19 pandemic; as a result, the Bank has substantially increased the liquidity of its balance sheet to support the potential needs of its customers and communities.  Total restricted cash was $1.6 million and -$0- at June 30, 2020 and December 31, 2019, respectively.

Investment securities increased $24.3 million, or 10.4%, to $259.0 million at June 30, 2020, as compared to $234.7 million at December 31, 2019, due principally to purchases of securities during the first six months of 2020.

Liabilities

Total liabilities increased $71.3 million, or 7.1%, to $1.1 billion at June 30, 2020 compared to $1.0 billion at December 31, 2019.  Deposits increased $88.7 million, or 10.1%, to $970.6 million at June 30, 2020, compared to $881.9 million at December 31, 2019.  The increase in deposits was due to growth in retail and commercial relationship deposits along with brokered deposit inflows, as a result of the Bank’s efforts to significantly increase cash and cash equivalent balances in response to the COVID-19 pandemic. Noninterest-bearing deposits were $160.1 million at quarter end, compared with $107.5 million on December 31, 2019. Second quarter noninterest-bearing deposits increased by $46.6 million from March 31, 2020, primarily as a result of the Bank’s participation in the PPP lending program, as well as ongoing growth in business banking relationships. Borrowed funds balances from the FHLB-NY decreased $17.7 million, or 19.0%, to $75.4 million at June 30, 2020 from $93.1 million at December 31, 2019.

Shareholders’ Equity

The Company’s shareholders’ equity, exclusive of the noncontrolling interest, increased $1.9 million, or 2.1%, to $92.3 million at June 30, 2020, from $90.4 million at December 31, 2019. This increase was principally due to a $2.8 million increase in retained earnings, a $385,000 increase in additional paid in capital and a $90,000 increase in ESOP shares earned, offset by a $1.4 million decrease in comprehensive income.  Comprehensive income decreased primarily as the result of losses on derivatives and hedging activities during the six month period.  The increase in retained earnings resulted from $3.6 million in net income recorded in the first six months of 2020.  Partially offsetting this increase in retained earnings were $557,000 for cash dividends declared on our common stock, $138,000 for cash dividends declared on our preferred stock, and $15,000 for cash dividends declared on our issued warrant.

Capital

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its banking operations.  This strong capital position serves to support growth and expansion activities while at the same time exceeding regulatory standards.  At June 30, 2020, the Bank met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 8%, Tier 1 common equity exceeding 6.5%, and a total risk-based capital ratio exceeding 10%.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The buffer is separate from the capital ratios required under the Prompt Corrective Actions (“PCA”) standards. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum levels of the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity.  The capital conservation buffer requirement is now fully implemented at 2.5% of risk-weighted assets. At June 30, 2020, the Bank exceeded all regulatory required minimum capital ratios, including the capital buffer requirements.

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies developed a “Community Bank Leverage Ratio” (the ratio of a bank's tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies have set the Community Bank Leverage Ratio at 9%. Pursuant to the CARES Act, the federal banking agencies in April 2020 issued interim final rules to set the Community Bank Leverage Ratio at 8% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the Community Bank Leverage Ratio will increase to 8.5% for the calendar year. Community banks will have until January 1, 2022, before the Community Bank Leverage Ratio requirement will return to 9%. A financial institution can elect to be subject to this new definition. The new rule took effect on January 1, 2020. The Bank did not elect to become subject to the Community Bank Leverage Ratio.

Pathfinder Bank’s capital amounts and ratios as of the indicated dates are presented in the following tables:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be "Well-Capitalized" Under Prompt Corrective Provisions		Minimum For Capital Adequacy with Buffer
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2020:
Total Core Capital (to Risk-Weighted Assets)	$105,603	12.64%	$66,848	8.00%	$83,561	10.00%	$87,739	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$95,157	11.39%	$50,136	6.00%	$66,848	8.00%	$71,026	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$95,157	11.39%	$37,602	4.50%	$54,314	6.50%	$58,492	7.00%
Tier 1 Capital (to Assets)	$95,157	8.17%	$46,607	4.00%	$58,259	5.00%	$58,259	5.00%
As of December 31, 2019:
Total Core Capital (to Risk-Weighted Assets)	$95,093	12.28%	$61,934	8.00%	$77,418	10.00%	$81,289	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$86,424	11.16%	$46,451	6.00%	$61,934	8.00%	$65,805	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$86,424	11.16%	$34,838	4.50%	$50,322	6.50%	$54,192	7.00%
Tier 1 Capital (to Assets)	$86,424	8.20%	$42,175	4.00%	$52,719	5.00%	$52,719	5.00%

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

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Regulatory Capital Ratios (Bank Only)
Total capital (to risk-weighted assets)
Total equity (GAAP)	$95,447	$88,138
Goodwill	(4,536)	(4,536)
Intangible assets	(141)	(149)
Addback: Accumulated other comprehensive income	4,387	2,971
Total Tier 1 Capital	$95,157	$86,424
Allowance for loan and lease losses	10,446	8,669
Total Tier 2 Capital	$10,446	$8,669
Total Tier 1 plus Tier 2 Capital (numerator)	$105,603	$95,093
Risk-weighted assets (denominator)	835,605	774,177
Total core capital to risk-weighted assets	12.64%	12.28%

Tier 1 capital (to risk-weighted assets)
Total Tier 1 capital (numerator)	$95,157	$86,424
Risk-weighted assets (denominator)	835,605	774,177
Total capital to risk-weighted assets	11.39%	11.16%

Tier 1 capital (to adjusted assets)
Total Tier 1 capital (numerator)	$95,157	$86,424
Total average assets	1,169,861	1,059,060
Goodwill	(4,536)	(4,536)
Intangible assets	(141)	(149)
Adjusted assets (denominator)	$1,165,184	$1,054,375
Total capital to adjusted assets	8.17%	8.20%

Tier 1 Common Equity (to risk-weighted assets)
Total Tier 1 capital (numerator)	$95,157	$86,424
Risk-weighted assets (denominator)	835,605	774,177
Total Tier 1 Common Equity to risk-weighted assets	11.39%	11.16%

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of non-performing assets at the indicated dates:

	June 30,	December 31,	June 30,
(Dollars In thousands)	2020	2019	2019
Nonaccrual loans:
Commercial and commercial real estate loans	$6,807	$3,002	$2,470
Consumer	540	631	367
Residential mortgage loans	1,038	1,613	918
Total nonaccrual loans	8,385	5,246	3,755
Total nonperforming loans	8,385	5,246	3,755
Foreclosed real estate	26	88	591
Total nonperforming assets	$8,411	$5,334	$4,346

Accruing troubled debt restructurings	$2,020	$2,008	$2,860

Nonperforming loans to total loans	1.04%	0.67%	0.54%
Nonperforming assets to total assets	0.72%	0.49%	0.43%

Nonperforming assets include nonaccrual loans, nonaccrual troubled debt restructurings (“TDR”), and foreclosed real estate (‘‘FRE”). The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more.  There are no loans that are past due 90 days or more and still accruing interest.  Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity.  TDRs are included in the above table within the categories of nonaccrual loans or accruing TDRs.  There was one nonaccruing TDR loan, with an aggregate carrying value of $74,000 included among the nonaccrual loans detailed in the table above at June 30, 2020.

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

As indicated in the table above, nonperforming assets at June 30, 2020 were $8.4 million and were $3.1 million higher than the $5.3 million reported at December 31, 2019, due primarily to an increase of $3.8 million in nonperforming commercial and commercial real estate loans. This increase was partially offset by a decrease of $575,000 in nonperforming residential mortgage loans, a $91,000 decrease in nonperforming consumer loans, and a $62,000 decrease in FRE

As indicated in the nonperforming asset table above, FRE balances decreased $62,000 to $26,000 at June 30, 2020 from $88,000 at December 31, 2019, following two sales from the portfolio and two additions to the portfolio during the six-month period ended June 30, 2020.  More information regarding foreclosed real estate can be found in Note 8 of this Form 10-Q.

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

The allowance for loan losses represents management’s estimate of the probable losses inherent in the loan portfolio as of the date of the statement of condition.  The allowance for loan losses was $10.6 million and $8.7 million at June 30, 2020 and December 31, 2019, respectively.  The ratio of the allowance for loan losses to total loans increased 20 basis points to 1.31% at June 30, 2020 from 1.11% at December 31, 2019.  Management performs a quarterly evaluation of the allowance for loan losses based on quantitative and qualitative factors and has determined that the current level of the allowance for loan losses is adequate to absorb the losses in the loan portfolio as of June 30, 2020.

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

At June 30, 2020 and December 31, 2019, the Company had $7.8 million and $7.5 million in loans, respectively, which were deemed to be impaired, having established specific reserves of $1.0 million and $830,000, respectively, on these loans.  The increase in impaired loans between these two dates was primarily driven by increases of $215,000 and $127,000, in impaired commercial real estate loans and other commercial and industrial loans.  The $190,000 increase in specific reserves for impaired loans at June 30, 2020 as compared to December 31, 2019 was primarily due to a $157,000 increase in specific reserves for other commercial and industrial loans and a $56,000 increase in specific reserves for residential real estate loans.

Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in those loans being included in future impaired loan reporting.  Potential problem loans totaled $32.3 million as of June 30, 2020, an increase of $847,000, or 2.7%, as compared to $31.5 million at December 31, 2019.  These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired.  Due to the adverse economic impacts of the COVID-19 pandemic on our market area and our customers, the Company expects that potential problem loans may increase during the course of fiscal 2020.

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

Through the first six months of 2020, as indicated in the consolidated statement of cash flows, the Company reported net cash flows from operating activities of $40.3 million and net cash outflows of $85.9 million related to investing activities.  The net cash outflows from investing activities primarily was due to a net $61.0 million increase in loan balances, combined with a $24.8 million increase in all other investing activities in aggregate.  The Company reported net cash flows from financing activities of $70.5 million generated principally by increased deposit balances of $60.6 million, and increased brokered deposits balances of $28.1 million, partially offset by an aggregate decrease in net cash of $17.6 million from all other financing sources, including dividends paid to common shareholders of $567,000.

The Company has a number of existing credit facilities available to it. At June 30, 2020, total credit available to the Company under the existing lines of credit was approximately $137.7 million at FHLBNY, the Federal Reserve Bank, and two other correspondent banks. As of June 30, 2020, the Company had $75.4 million of the available lines of credit utilized on its existing lines of credit with $62.3 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of June 30, 2020, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

Off-Balance Sheet Arrangements

The Company is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  At June 30, 2020, the Company had $159.3 million in outstanding commitments to extend credit and standby letters of credit.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At June 30, 2020, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material and adverse effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2020 through April 30, 2020	-	$-	-	74,292

May 1, 2020 through May 31, 2020	-	$-	-	74,292

June 1, 2020 through June 30, 2020	-	$-	-	74,292

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

PATHFINDER BANCORP, INC.

(registrant)

August 13, 2020	/s/ Thomas W. Schneider
Thomas W. Schneider
President and Chief Executive Officer

August 13, 2020	/s/ Walter F. Rusnak
Walter F. Rusnak
Senior Vice President, Chief Financial Officer