Form 10-Q
period 2020-09-30
Pathfinder Bancorp, Inc.
filed 2020-11-16
CIK 1609065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 13, 2020, there were 4,528,883 shares outstanding of the registrant’s common stock.

PATHFINDER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.

Consolidated Statements of Condition

(Unaudited)

	September 30,	December 31,
(In thousands, except share and per share data)	2020	2019
ASSETS:
Cash and due from banks (including restricted balances of $1,600 and $0, respectively)	$17,809	$8,284
Interest-earning deposits (including restricted balances of $0 and $0, respectively)	21,172	11,876
Total cash and cash equivalents	38,981	20,160
Available-for-sale securities, at fair value	119,896	111,134
Held-to-maturity securities, at amortized cost (fair value of $167,832 and $124,148, respectively)	164,460	122,988
Marketable equity securities, at fair value	1,682	534
Federal Home Loan Bank stock, at cost	4,308	4,834
Loans	819,622	745,516
Loans held-for-sale	687	35,935
Less: Allowance for loan losses	12,103	8,669
Loans receivable, net	808,206	772,782
Premises and equipment, net	22,804	22,699
Operating lease right-of-use assets	2,275	2,386
Accrued interest receivable	4,906	3,712
Foreclosed real estate	-	88
Intangible assets, net	137	149
Goodwill	4,536	4,536
Bank owned life insurance	17,758	17,403
Other assets	12,060	10,402
Total assets	$1,202,009	$1,093,807

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$840,347	$774,392
Noninterest-bearing	157,886	107,501
Total deposits	998,233	881,893
Short-term borrowings	10,020	25,138
Long-term borrowings	70,206	67,987
Subordinated loans	15,154	15,128
Accrued interest payable	188	396
Operating lease liabilities	2,554	2,650
Other liabilities	10,906	9,946
Total liabilities	1,107,261	1,003,138
Shareholders' equity:
Preferred stock, par value $0.01 per share; no liquidation preference; 10,000,000 and 10,000,000 shares authorized, respectively; 1,155,283 and 1,155,283 shares issued and outstanding, respectively	12	12
Common stock, par value $0.01; 25,000,000 authorized shares; 4,753,883 and 4,709,238 shares issued and outstanding, respectively	48	47
Additional paid in capital	49,885	49,362
Retained earnings	48,696	44,839
Accumulated other comprehensive loss	(3,444)	(2,971)
Unearned ESOP	(720)	(855)
Total Pathfinder Bancorp, Inc. shareholders' equity	94,477	90,434
Noncontrolling interest	271	235
Total equity	94,748	90,669
Total liabilities and shareholders' equity	$1,202,009	$1,093,807

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended		For the nine months ended
(In thousands, except per share data)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest and dividend income:
Loans, including fees	$8,810	$8,817	$26,884	$24,614
Debt securities:
Taxable	1,520	1,770	4,761	5,224
Tax-exempt	50	11	109	170
Dividends	103	63	237	214
Federal funds sold and interest earning deposits	4	72	53	288
Total interest and dividend income	10,487	10,733	32,044	30,510
Interest expense:
Interest on deposits	1,616	2,845	6,376	7,930
Interest on short-term borrowings	38	89	134	314
Interest on long-term borrowings	331	378	1,215	1,158
Interest on subordinated loans	191	216	589	650
Total interest expense	2,176	3,528	8,314	10,052
Net interest income	8,311	7,205	23,730	20,458
Provision for loan losses	1,682	600	3,895	1,354
Net interest income after provision for loan losses	6,629	6,605	19,835	19,104
Noninterest income:
Service charges on deposit accounts	339	399	998	1,029
Earnings and gain on bank owned life insurance	133	133	355	355
Loan servicing fees	90	57	218	144
Net gains on sales and redemptions of investment securities	27	121	1,076	232
Gains (losses) on marketable equity securities	118	4	(798)	61
Net gains on sales of loans and foreclosed real estate	134	38	903	43
Debit card interchange fees	209	166	577	497
Insurance agency revenue	217	170	739	631
Other charges, commissions & fees	224	198	702	606
Total noninterest income	1,491	1,286	4,770	3,598
Noninterest expense:
Salaries and employee benefits	3,396	3,275	9,615	10,379
Building and occupancy	788	699	2,249	1,986
Data processing	569	587	1,721	1,749
Professional and other services	282	352	899	1,068
Advertising	236	238	673	719
FDIC assessments	170	130	509	371
Audits and exams	126	104	376	304
Insurance agency expense	113	190	517	618
Community service activities	44	110	163	392
Foreclosed real estate expenses	7	28	42	324
Other expenses	499	569	1,469	1,622
Total noninterest expense	6,230	6,282	18,233	19,532
Income before income taxes	1,890	1,609	6,372	3,170
Provision for income taxes	372	324	1,266	750
Net income attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	1,518	1,285	5,106	2,420
Net income (loss) attributable to noncontrolling interest	44	(10)	101	4
Net income attributable to Pathfinder Bancorp Inc.	$1,474	$1,295	$5,005	$2,416
Convertible preferred stock dividends	70	70	208	139
Warrant dividends	7	7	22	15
Undistributed earnings allocated to participating securities	241	206	853	195
Net income available to common shareholders	$1,156	$1,012	$3,922	$2,067

Earnings per common share - basic	$0.25	$0.22	$0.85	$0.47
Earnings per common share - diluted	$0.25	$0.22	$0.85	$0.47
Dividends per common share	$0.06	$0.06	$0.18	$0.18

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended		For the nine months ended
(In thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net Income	$1,518	$1,285	$5,106	$2,420

Other Comprehensive Income (Loss)

Retirement Plans:
Retirement plan net losses recognized in plan expenses	58	84	175	252

Unrealized holding gains on available-for-sale securities:
Unrealized holding gains arising during the period	1,041	357	1,801	4,105
Reclassification adjustment for net gains included in net income	(27)	(121)	(926)	(232)
Net unrealized gains on available-for-sale securities	1,014	236	875	3,873

Derivatives and hedging activities:
Unrealized holding gains (losses) arising during the period	114	-	(1,413)	-
Net unrealized gains (losses) on derivatives and hedging activities	114	-	(1,413)	-

Accretion of net unrealized loss on securities transferred to held-to- maturity(1)	8	6	26	22

Other comprehensive income (loss), before tax	1,194	326	(337)	4,147
Tax effect	(251)	(68)	70	(871)
Other comprehensive income (loss) , net of tax	943	258	(267)	3,276
Comprehensive income	$2,461	$1,543	$4,839	$5,696
Comprehensive income (loss), attributable to noncontrolling interest	$44	$(10)	$101	$4
Comprehensive income attributable to Pathfinder Bancorp, Inc.	$2,417	$1,553	$4,738	$5,692

Tax Effect Allocated to Each Component of Other Comprehensive Income (Loss)
Retirement plan net losses recognized in plan expenses	$(13)	$(17)	$(37)	$(54)
Unrealized holding gains on available-for-sale securities arising during the period	(220)	(75)	(379)	(861)
Reclassification adjustment for net gains included in net income	6	25	194	49
Unrealized gains (losses) on derivatives and hedging arising during the period	(23)	-	297	-
Accretion of net unrealized loss on securities transferred to held-to- maturity(1)	(1)	(1)	(5)	(5)
Income tax effect related to other comprehensive income (loss)	$(251)	$(68)	$70	$(871)

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

Pathfinder Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended September 30, 2020 and September 30, 2019

(Unaudited)

					Accumulated
			Additional		Other Com-		Non-
	Preferred	Common	Paid in	Retained	prehensive	Unearned	controlling
(In thousands, except share and per share data)	Stock	Stock	Capital	Earnings	Loss	ESOP	Interest	Total
Balance, June 30, 2020	$12	$48	$49,747	$47,660	$(4,387)	$(765)	$292	$92,607
Net income	-	-	-	1,474	-	-	44	1,518
Other comprehensive income, net of tax	-	-	-	-	943	-	-	943
ESOP shares earned (6,111 shares)	-	-	16	-	-	45	-	61
Stock based compensation	-	-	73	-	-	-	-	73
Common stock dividends declared ($0.06 per share)	-	-	-	(279)	-	-	-	(279)
Preferred stock dividends declared ($0.06 per share)	-	-	-	(70)	-	-	-	(70)
Warrant dividends declared ($0.06 per share)	-	-	-	(7)	-	-	-	(7)
Capital transfer from affiliates	-	-	7	-	-	-	(7)	-
Cumulative effect of affiliate capital allocation	-	-	42	(82)	-	-	40	-
Distributions from affiliates	-	-	-	-	-	-	(98)	(98)
Balance, September 30, 2020	$12	$48	$49,885	$48,696	$(3,444)	$(720)	$271	$94,748

Balance, June 30, 2019	$12	$47	$49,125	$42,389	$(3,024)	$(944)	$239	$87,844
Net income	-	-	-	1,295	-	-	(10)	1,285
Other comprehensive income, net of tax	-	-	-	-	258	-	-	258
ESOP shares earned (6,111 shares)	-	-	37	-	-	45	-	82
Stock based compensation	-	-	74	-	-	-	-	74
Common stock dividends declared ($0.06 per share)	-	-	-	(275)	-	-	-	(275)
Preferred stock dividends declared ($0.06 per share)	-	-	-	(70)	-	-	-	(70)
Warrant dividends declared ($0.06 per share)	-	-	-	(7)	-	-	-	(7)
Balance, September 30, 2019	$12	$47	$49,236	$43,332	$(2,766)	$(899)	$229	$89,191

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended September 30, 2020 and September 30, 2019

(Unaudited)

					Accumulated
			Additional		Other Com-		Non-
	Preferred	Common	Paid in	Retained	prehensive	Unearned	controlling
(In thousands, except share and per share data)	Stock	Stock	Capital	Earnings	Loss	ESOP	Interest	Total
Balance, January 1, 2020	$12	$47	$49,362	$44,839	$(2,971)	$(855)	$235	$90,669
Net income	-	-	-	5,005	-	-	101	5,106
Reevaluation of deferred tax asset valuation allowance (1)	-	-	-	-	(206)	-	-	(206)
Other comprehensive loss, net of tax	-	-	-	-	(267)	-	-	(267)
ESOP shares earned (18,332 shares)	-	-	68	-	-	135	-	203
Restricted stock units (13,437 shares)	-	-	-	-	-	-	-	-
Stock based compensation	-	-	212	-	-	-	-	212
Stock options exercised	-	1	194	-	-	-	-	195
Common stock dividends declared ($0.18 per share)	-	-	-	(836)	-	-	-	(836)
Preferred stock dividends declared ($0.18 per share)	-	-	-	(208)	-	-	-	(208)
Warrant dividends declared ($0.18 per share)	-	-	-	(22)	-	-	-	(22)
Capital transfer from affiliates	-	-	7	-	-	-	(7)	-
Cumulative effect of affiliate capital allocation	-	-	42	(82)	-	-	40	-
Distributions from affiliates	-	-	-	-	-	-	(98)	(98)
Balance, September 30, 2020	$12	$48	$49,885	$48,696	$(3,444)	$(720)	$271	$94,748

Balance, January 1, 2019	$-	$44	$29,139	$42,114	$(6,042)	$(1,034)	$238	$64,459
Net income	-	-	-	2,416	-	-	4	2,420
Other comprehensive income, net of tax	-	-	-	-	3,276	-	-	3,276
Proceeds of common stock private placement, net of expenses (2)	-	3	3,823	-	-	-	-	3,826
Proceeds of preferred stock private placement, net of expenses (2)	12	-	15,358	-	-	-	-	15,370
Effect of warrant issued from private placement (2)	-	-	373	-	-	-	-	373
ESOP shares earned (18,332 shares)	-	-	123	-	-	135	-	258
Restricted stock units (13,436 shares)	-	-	-	-	-	-	-	-
Stock based compensation	-	-	220	-	-	-	-	220
Stock options exercised	-	-	200	-	-	-	-	200
Cumulative effect of change in measurement of operating leases (3)	-	-	-	(239)	-	-	-	(239)
Common stock dividends declared ($0.18 per share)	-	-	-	(805)	-	-	-	(805)
Preferred stock dividends declared ($0.12 per share)		-	-	(139)	-	-	-	(139)
Warrant dividends declared ($0.12 per share)	-	-	-	(15)	-	-	-	(15)
Distributions from affiliates	-	-	-	-	-	-	(13)	(13)
Balance, September 30, 2019	$12	$47	$49,236	$43,332	$(2,766)	$(899)	$229	$89,191

(1)

Management has determined that the Company, under the provisions of the current New York State (“NYS”) tax code as adopted by the Company, was unlikely to incur a material NYS tax liability in the foreseeable future. As a result, certain net current and deferred tax assets, related to GAAP vs. NYS tax timing differences, established in prior years under the previously-applicable NYS tax laws, were no longer going to be beneficial in reducing future tax liabilities. The substantial majority of these net deferred tax assets had been offset in prior periods by the establishment of a related valuation allowance. On January 1, 2020 the Company eliminated its remaining NYS net deferred tax asset balances and the related, substantially offsetting, valuation allowance. The net effect of these eliminations required an adjustment to other comprehensive income balances and had no effect on 2020 reported earnings.

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

Pathfinder Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
(In thousands)	2020	2019
OPERATING ACTIVITIES
Net income attributable to Pathfinder Bancorp, Inc.	$5,005	$2,416
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	3,895	1,354
Amortization of operating leases	15	21
Proceeds from sales of loans	43,753	912
Originations of loans held-for-sale	(7,597)	(903)
Realized losses (gains) on sales, redemptions and calls of:
Real estate acquired through foreclosure	5	(24)
Loans	(908)	(19)
Available-for-sale investment securities	(1,042)	(246)
Held-to-maturity investment securities	(34)	14
Marketable equity securities	798	(61)
Depreciation	1,249	1,133
Amortization of mortgage servicing rights	(325)	(2)
Amortization of deferred loan costs	355	194
Amortization of deferred financing from subordinated debt	26	25
Earnings and gain on bank owned life insurance	(355)	(355)
Net amortization of premiums and discounts on investment securities	1,572	861
Amortization of intangible assets	12	12
Stock based compensation and ESOP expense	415	478
Net change in accrued interest receivable	(1,194)	(245)
Net change in other assets and liabilities	(573)	990
Net cash flows from operating activities	45,072	6,555
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(107,075)	(50,479)
Purchase of investment securities held-to-maturity	(75,234)	(72,346)
Purchase of Federal Home Loan Bank stock	(3,016)	(6,125)
Proceeds from redemption of Federal Home Loan Bank stock	2,490	7,852
Proceeds from maturities and principal reductions of investment securities available-for-sale	71,970	24,935
Proceeds from maturities and principal reductions of investment securities held-to-maturity	31,730	11,273
Proceeds from sales, redemptions and calls of:
Available-for-sale investment securities	24,795	86,555
Held-to-maturity investment securities	1,701	549
Real estate acquired through foreclosure	132	1,552
Net change in loans	(74,980)	(106,657)
Purchase of premises and equipment	(1,354)	(2,921)
Net cash flows from investing activities	(128,841)	(105,812)

FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts, money management deposit accounts, MMDA accounts and escrow deposits	130,534	17,133
Net change in time deposits	(51,337)	49,401
Net change in brokered deposits	37,144	66,015
Net change in short-term borrowings	(15,118)	(20,762)
Payments on long-term borrowings	(32,331)	(26,200)
Proceeds from long-term borrowings	34,550	7,680
Proceeds from exercise of stock options	195	200
Cash dividends paid to common shareholders	(852)	(808)
Cash dividends paid to preferred shareholders	(208)	(69)
Cash dividends paid on warrants	(22)	(8)
Net proceeds from common stock private placement	-	4,199
Net proceeds from preferred stock private placement	-	15,370
Proceeds from finance lease transaction	-	572
Change in noncontrolling interest, net	36	(9)
Net cash flows from financing activities	102,590	112,714
Change in cash and cash equivalents	18,821	13,457
Cash and cash equivalents at beginning of period	20,160	26,316
Cash and cash equivalents at end of period	$38,981	$39,773
CASH PAID DURING THE PERIOD FOR:
Interest	$8,522	$9,888
Income taxes	1,850	300
NON-CASH INVESTING ACTIVITY
Real estate acquired in exchange for loans	58	503
RESTRICTED CASH
Collateral deposits for hedge position included in cash and due from banks	1,600	-

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1:   Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc., (the “Company”), Pathfinder Bank (the “Bank”) and its other wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Certain amounts in the 2019 consolidated financial statements may have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income or comprehensive income as previously reported.  Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020 or any other interim period.

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

Standards Not Yet Adopted as of September 30, 2020
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

Anti-dilutive shares are common stock equivalents with average exercise prices in excess of the weighted average market price for the period presented.  Anti-dilutive stock options, not included in the computation below, were 256,145 for the three months ended September 30, 2020 and 170,763 for the nine months ended September 30, 2020 and were -0- for the three and nine months ended September 30, 2019.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2020	2019	2020	2019
Net income attributable to Pathfinder Bancorp, Inc.	$1,474	$1,295	$5,005	$2,416
Convertible preferred stock dividends	70	70	208	139
Warrant dividends	7	7	22	15
Undistributed earnings allocated to participating securities	241	206	853	195
Net income available to common shareholders	$1,156	$1,012	$3,922	$2,067

Basic weighted average common shares outstanding	4,650	4,579	4,632	4,423
Effect of assumed exercise of stock options and unvested restricted stock units	-	-	-	-
Diluted weighted average common shares outstanding	4,650	4,579	4,632	4,423

Basic earnings per common share	$0.25	$0.22	$0.85	$0.47
Diluted earnings per common share	$0.25	$0.22	$0.85	$0.47

Note 4:   Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	September 30, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$21,524	$9	$(26)	$21,507
State and political subdivisions	16,881	95	(18)	16,958
Corporate	11,356	249	(16)	11,589
Asset backed securities	11,891	41	(71)	11,861
Residential mortgage-backed - US agency	12,992	303	(18)	13,277
Collateralized mortgage obligations - US agency	26,054	172	(453)	25,773
Collateralized mortgage obligations - Private label	18,410	409	(94)	18,725
Total	119,108	1,278	(696)	119,690
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$119,314	$1,278	$(696)	$119,896

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$1,000	$6	$-	$1,006
State and political subdivisions	12,645	523	(68)	13,100
Corporate	29,671	1,065	(157)	30,579
Asset backed securities	20,065	176	(275)	19,966
Residential mortgage-backed - US agency	12,671	568	(32)	13,207
Collateralized mortgage obligations - US agency	27,377	987	(1)	28,363
Collateralized mortgage obligations - Private label	61,031	702	(122)	61,611
Total held-to-maturity	$164,460	$4,027	$(655)	$167,832

	December 31, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$16,850	$-	$(30)	$16,820
State and political subdivisions	1,735	1	-	1,736
Corporate	12,347	230	(23)	12,554
Asset backed securities	13,190	61	(19)	13,232
Residential mortgage-backed - US agency	19,012	56	(88)	18,980
Collateralized mortgage obligations - US agency	31,320	35	(570)	30,785
Collateralized mortgage obligations - Private label	16,767	97	(43)	16,821
Total	111,221	480	(773)	110,928
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$111,427	$480	$(773)	$111,134

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$1,998	$2	$-	$2,000
State and political subdivisions	8,534	124	(4)	8,654
Corporate	25,779	584	(29)	26,334
Asset backed securities	23,099	101	(115)	23,085
Residential mortgage-backed - US agency	13,715	247	(3)	13,959
Collateralized mortgage obligations - US agency	19,607	300	(29)	19,878
Collateralized mortgage obligations - Private label	30,256	35	(53)	30,238
Total held-to-maturity	$122,988	$1,393	$(233)	$124,148

The amortized cost and estimated fair value of debt investments at September 30, 2020 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$15,578	$15,581	$1,876	$1,893
Due after one year through five years	8,573	8,727	16,774	17,339
Due after five years through ten years	14,518	14,594	24,730	25,266
Due after ten years	22,983	23,013	20,001	20,153
Sub-total	61,652	61,915	63,381	64,651
Residential mortgage-backed - US agency	12,992	13,277	12,671	13,207
Collateralized mortgage obligations - US agency	26,054	25,773	27,377	28,363
Collateralized mortgage obligations - Private label	18,410	18,725	61,031	61,611
Totals	$119,108	$119,690	$164,460	$167,832

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	September 30, 2020
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	-	$-	$-	1	$(26)	$4,953	1	$(26)	$4,953
State and political subdivisions	1	(18)	2,592	-	-	-	1	(18)	2,592
Corporate	3	(16)	2,257	-	-	-	3	(16)	2,257
Asset backed securities	7	(67)	9,217	1	(4)	194	8	(71)	9,411
Residential mortgage-backed - US agency	1	(18)	1,790	-	-	-	1	(18)	1,790
Collateralized mortgage obligations - US agency	1	(22)	2,080	2	(431)	5,902	3	(453)	7,982
Collateralized mortgage obligations - Private label	3	(22)	4,077	4	(72)	2,806	7	(94)	6,883
Totals	16	$(163)	$22,013	8	$(533)	$13,855	24	$(696)	$35,868
Held-to-Maturity Portfolio
State and political subdivisions	2	$(68)	$5,035	-	$-	$-	2	$(68)	$5,035
Corporate	4	(157)	3,574	-	-	-	4	(157)	3,574
Asset backed securities	5	(81)	5,288	3	(194)	5,135	8	(275)	10,423
Residential mortgage-backed - US agency	1	(32)	1,982	-	-	-	1	(32)	1,982
Collateralized mortgage obligations - US agency	1	(1)	1,514	-	-	-	1	(1)	1,514
Collateralized mortgage obligations - Private label	5	(111)	7,518	1	(11)	855	6	(122)	8,373
Totals	18	$(450)	$24,911	4	$(205)	$5,990	22	$(655)	$30,901

	December 31, 2019
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	4	$(30)	$16,820	-	$-	$-	4	$(30)	$16,820
Corporate	1	(23)	786	-	-	-	1	(23)	786
Asset backed securities	3	(7)	5,211	1	(12)	594	4	(19)	5,805
Residential mortgage-backed - US agency	10	(77)	10,709	4	(11)	2,543	14	(88)	13,252
Collateralized mortgage obligations - US agency	10	(67)	15,791	10	(503)	10,034	20	(570)	25,825
Collateralized mortgage obligations - Private label	2	(7)	3,818	5	(36)	3,959	7	(43)	7,777
Totals	30	$(211)	$53,135	20	$(562)	$17,130	50	$(773)	$70,265
Held-to-Maturity Portfolio
State and political subdivisions	1	$(4)	$3,027	-	$-	$-	1	$(4)	$3,027
Corporate	2	(29)	2,974	-	-	-	2	(29)	2,974
Asset backed securities	6	(115)	11,091	-	-	-	6	(115)	11,091
Residential mortgage-backed - US agency	-	-	-	1	(3)	198	1	(3)	198
Collateralized mortgage obligations - US agency	2	(29)	4,907	-	-	-	2	(29)	4,907
Collateralized mortgage obligations - Private label	6	(49)	9,396	2	(4)	1,132	8	(53)	10,528
Totals	17	$(226)	$31,395	3	$(7)	$1,330	20	$(233)	$32,725

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

Management does not believe any individual unrealized loss in securities within the portfolio as of September 30, 2020 represents OTTI.  At September 30, 2020, the Bank had the following securities, in a loss position for 12 months or more relative to their amortized historical cost, which were deemed to have no credit impairment, thus, the disclosed unrealized losses relate directly to changes in interest rates subsequent to the acquisition of the individual securities.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

Of the total of 12 securities in an unrealized loss position for 12 months or more at September 30, 2020, three securities, representing 54.4% of the unamortized cost of the total securities in an unrealized loss position for 12 months or more, are issued by United States agencies or GSEs and consist of mortgage-backed securities, collateralized mortgage obligations and direct agency financings.  These positions in US government agency and GSEs are deemed to have no credit impairment, thus, the disclosed unrealized losses relate primarily to changes in prepayment assumptions related to significantly lower general interest rates resulting from the economic effects of the pandemic.

In addition to these securities, the Company held the following ten non-government-issued/backed securities that were in an unrealized loss position for 12 or more months at September 30, 2020:

•

One privately-issued asset-backed security, categorized as available-for-sale, with an amortized historical cost of $198,000 and an aggregate market value of $194,000 (unrealized loss of $4,000 or -2.1%).  This security maintains a credit rating established by one or more nationally-recognized statistical rating organizations (NRSRO) above the minimum level required to be considered as investment grade and therefore, no credit-related OTTI is deemed to be present.

•

Four privately-issued collateralized mortgage obligation securities, categorized as available-for-sale, with an aggregate amortized historical cost of $2.9 million and an aggregate market value of $2.8 million (unrealized aggregate loss of $72,000 or -2.6%).  These securities were not rated at the time of their issuances by any NRSRO but each security remains significantly collateralized through subordination and other credit enhancement mechanisms. Therefore, no credit-related OTTI is deemed to be present.

•

One privately-issued asset-backed security, categorized as held-to-maturity and collateralized by privately-issued student loans, with an aggregate amortized historical cost of $2.0 million and an aggregate market value of $1.9 million (aggregate unrealized loss of $136,000 or -6.7%). This security was not rated at the time of its issuance by any NRSRO but remains significantly collateralized through subordination. Therefore, no credit-related OTTI is deemed to be present.

•

One privately-issued asset-backed security, categorized as held-to-maturity and collateralized by federally-insured student loans, with an aggregate amortized historical cost of $2.0 million and an aggregate market value of $2.0 million (aggregate unrealized loss of $27,000 or -1.4%). This security currently maintains the highest investment grade rating by one or more NRSROs and continues to be significantly collateralized through subordination. Therefore, no credit-related OTTI is deemed to be present.

•

One privately-issued asset-backed security, categorized as held-to-maturity, with an aggregate amortized historical cost of $1.3 million and an aggregate market value of $1.3 million (aggregate unrealized loss of $31,000 or -2.4%).  This security was not rated at the time of its issuance by any NRSRO but remains significantly collateralized through subordination and other credit enhancements. Therefore, no credit-related OTTI is deemed to be present.

•

One privately-issued collateralized mortgage obligation security, categorized as held-to-maturity, with an aggregate amortized historical cost of $866,000 and an aggregate market value of $855,000 (aggregate unrealized loss of $11,000 or -1.3%).  This security maintains a current investment grade rating by one or more NRSROPs and remains significantly collateralized through subordination. Therefore, no credit-related OTTI is deemed to be present.

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

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the length of time the equity security’s fair value has been below the carrying amount. The Company had no equity investment securities that were impaired at September 30, 2020 or December 31, 2019.

Gross realized gains (losses) on sales of securities for the indicated periods are detailed below:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2020	2019	2020	2019
Realized gains on investments	$41	$143	$1,107	$544
Realized losses on investments	(14)	(22)	(31)	(312)
	$27	$121	$1,076	$232

As of September 30, 2020 and December 31, 2019, securities with a fair value of $98.3 million and $92.4 million, respectively, were pledged to collateralize certain municipal deposit relationships.  As of the same dates, securities with a fair value of $13.7 million and $21.3 million, respectively, were pledged against certain borrowing arrangements.

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

The composition of net periodic pension plan and postretirement plan costs for the indicated periods is as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	For the three months ended September 30,				For the nine months ended September 30,
(In thousands)	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$-	$-	$-	$-	$-	$-	$-	$-
Interest cost	116	124	5	6	349	371	12	16
Expected return on plan assets	(273)	(234)	-	-	(820)	(701)	-	-
Amortization of prior service credits	-	-	(1)	(1)	-	-	(3)	(3)
Amortization of net losses	57	82	2	3	171	246	7	9
Net periodic benefit plan (benefit) cost	$(100)	$(28)	$6	$8	$(300)	$(84)	$16	$22

The Company will evaluate the need for further contributions to the defined benefit pension plan during 2020.  The prepaid pension asset is recorded in other assets on the statement of condition as of September 30, 2020 and December 31, 2019.

Note 6:   Loans

Major classifications of loans at the indicated dates are as follows:

	September 30,	December 31,
(In thousands)	2020	2019
Residential mortgage loans:
1-4 family first-lien residential mortgages	$216,802	$209,559
Construction	5,677	3,963
Loans held-for-sale (1)	687	35,790
Total residential mortgage loans	223,166	249,312

Commercial loans:
Real estate	282,856	254,257
Lines of credit	52,411	58,617
Other commercial and industrial	77,824	82,092
Paycheck Protection Program loans	75,278	-
Tax exempt loans	6,998	8,067
Total commercial loans	495,367	403,033

Consumer loans:
Home equity and junior liens	40,505	46,389
Other consumer	62,998	82,607
Total consumer loans	103,503	128,996

Total loans	822,036	781,341
Net deferred loan fees	(1,727)	110
Less allowance for loan losses	(12,103)	(8,669)
Loans receivable, net	$808,206	$772,782

(1)

Based on ASC 948, Mortgage Banking, loans shall be classified as held-for-sale once a decision has been made to sell the loans and shall be transferred to the held-for-sale category at lower of cost or fair value.  At September 30, 2020, the loans under contract to be sold had a principal balance of $687,268 and net deferred fees of $46.  These loans were transferred at their amortized cost of $687,222 as of September 30, 2020, as the fair value of these loans was greater than the amortized cost.  At December 31, 2019, the loans under contract to be sold had a principal balance of $35.8 million and net deferred fees of $146,000.  These loans were transferred at their amortized cost of $35.9 million as of December 31, 2019, as the fair value of these loans was greater than the amortized cost.

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

As part of the Company’s overall balance sheet management strategies and the management’s ongoing efforts to profitably deploy its increased capital position following the equity sales transactions completed in May 2019, the Bank acquired nine diverse pools of loans, originated by unrelated third parties, in six separate transactions during 2019.  The purchase of participations in loans that are originated by third parties only occurs after the completion of thorough pre-acquisition due diligence.  Loans in which the Company acquires a participating interest are determined to meet, in all material respects, the Company’s internal underwriting policies, including credit and collateral suitability thresholds, prior to acquisition.  In addition, the financial condition of the originating entity, which are generally retained as the ongoing loan servicing provider for participations acquired by the Bank, are analyzed prior to the acquisition of the participating interests and monitored on a regular basis thereafter for the life of those interests.

The following table presents details regarding the purchased loan pools:	September 30,	December 31,
(In thousands, except number of loans)	2020	2019
Purchased residential real estate loans
Original Balance	$2,100	$2,100
Current Balance	2,000	2,100
Unamortized Premium	129	135
Percent Owned	100%	100%
Number of Loans	25	25
Maturity range	21-23 years	22-24 years
Cumulative net charge-offs	-	-

Purchased other commercial and industrial loans
Original Balance	6,800	6,800
Current Balance	5,800	6,600
Unamortized Premium	-	-
Percent Owned	100%	100%
Number of Loans	40	43
Maturity range	5-9 years	6-10 years
Cumulative net charge-offs	-	-

Purchased home equity lines of credit:
Original Balance	21,900	21,900
Current Balance	16,100	20,100
Unamortized Premium	328	390
Percent Owned	100%	100%
Number of Loans	315	376
Maturity range	3-29 years	4-30 years
Cumulative net charge-offs	-	-

Purchased automobile loans:
Original Balance	50,400	50,400
Current Balance	19,600	27,200
Unamortized Premium	682	930
Percent Owned	90%	90%
Number of Loans	1,373	1,657
Maturity range	0-6 years	0-6 years
Cumulative net charge-offs	227	196

Purchased unsecured consumer loan pool 1:
Original Balance	5,400	5,400
Current Balance	4,100	5,000
Unamortized Premium	-	-
Percent Owned	100%	100%
Number of Loans	80	87
Maturity range	3-6 years	4-7 years
Cumulative net charge-offs	-	-

Purchased unsecured consumer loan pool 2:
Original Balance	26,600	26,600
Current Balance	17,900	25,800
Unamortized Premium	74	114
Percent Owned	59%	59%
Number of Loans	2,393	2,768
Maturity range	2-5 years	3-5 years
Cumulative net charge-offs	-	-

Purchased unsecured consumer loan pool 3:
Original Balance	10,300	10,300
Current Balance	6,500	10,300
Unamortized Premium	160	245
Percent Owned	100%	100%
Number of Loans	3,260	4,259
Maturity range	0-7 years	0-7 years
Cumulative net charge-offs	-	-

As of September 30, 2020 and December 31, 2019, residential mortgage loans with a carrying value of $111.8 million and $136.9 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

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
Other consumer

The following tables present the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	As of September 30, 2020
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$213,373	$919	$2,058	$452	$216,802
Construction	5,677	-	-	-	5,677
Loans held-for-sale	687	-	-	-	687
Total residential mortgage loans	219,737	919	2,058	452	223,166
Commercial loans:
Real estate	264,979	8,967	8,531	379	282,856
Lines of credit	44,469	5,276	2,580	86	52,411
Other commercial and industrial	64,412	10,022	3,351	39	77,824
Paycheck Protection Program loans	75,278	-	-	-	75,278
Tax exempt loans	6,998	-	-	-	6,998
Total commercial loans	456,136	24,265	14,462	504	495,367
Consumer loans:
Home equity and junior liens	39,736	137	397	235	40,505
Other consumer	62,697	111	190	-	62,998
Total consumer loans	102,433	248	587	235	103,503
Total loans	$778,306	$25,432	$17,107	$1,191	$822,036

	As of December 31, 2019
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$205,554	$1,093	$1,731	$1,181	$209,559
Construction	3,963	-	-	-	3,963
Loans held-for-sale	35,790	-	-	-	35,790
Total residential mortgage loans	245,307	1,093	1,731	1,181	249,312
Commercial loans:
Real estate	238,288	12,473	3,194	302	254,257
Lines of credit	50,396	7,945	276	-	58,617
Other commercial and industrial	72,653	8,473	923	43	82,092
Tax exempt loans	8,067	-	-	-	8,067
Total commercial loans	369,404	28,891	4,393	345	403,033
Consumer loans:
Home equity and junior liens	45,414	191	477	307	46,389
Other consumer	82,252	167	188	-	82,607
Total consumer loans	127,666	358	665	307	128,996
Total loans	$742,377	$30,342	$6,789	$1,833	$781,341

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

An age analysis of past due loans, not including net deferred loan costs, segregated by portfolio segment and class of loans, as of September 30, 2020 and December 31, 2019, are detailed in the following tables:

	As of September 30, 2020

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$697	$572	$817	$2,086	$214,716	$216,802
Construction	-	-	-	-	5,677	5,677
Loans held-for-sale	-	-	-	-	687	687
Total residential mortgage loans	697	572	817	2,086	221,080	223,166
Commercial loans:
Real estate	4,253	-	3,716	7,969	274,887	282,856
Lines of credit	1,345	30	225	1,600	50,811	52,411
Other commercial and industrial	1,120	25	7,140	8,285	69,539	77,824
Paycheck Protection Program loans	-	-	-	-	75,278	75,278
Tax exempt loans	-	-	-	-	6,998	6,998
Total commercial loans	6,718	55	11,081	17,854	477,513	495,367
Consumer loans:
Home equity and junior liens	130	-	392	522	39,983	40,505
Other consumer	369	222	114	705	62,293	62,998
Total consumer loans	499	222	506	1,227	102,276	103,503
Total loans	$7,914	$849	$12,404	$21,167	$800,869	$822,036

	As of December 31, 2019

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$947	$744	$1,613	$3,304	$206,255	$209,559
Construction	-	-	-	-	3,963	3,963
Loans held-for-sale	-	-	-	-	35,790	35,790
Total residential mortgage loans	947	744	1,613	3,304	246,008	249,312
Commercial loans:
Real estate	953	100	2,271	3,324	250,933	254,257
Lines of credit	4,464	25	68	4,557	54,060	58,617
Other commercial and industrial	2,747	315	591	3,653	78,439	82,092
Tax exempt loans	-	-	-	-	8,067	8,067
Total commercial loans	8,164	440	2,930	11,534	391,499	403,033
Consumer loans:
Home equity and junior liens	315	130	480	925	45,464	46,389
Other consumer	335	50	151	536	82,071	82,607
Total consumer loans	650	180	631	1,461	127,535	128,996
Total loans	$9,761	$1,364	$5,174	$16,299	$765,042	$781,341

Nonaccrual loans, segregated by class of loan, were as follows:

	September 30,	December 31,
(In thousands)	2020	2019
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,452	$1,613
	1,452	1,613
Commercial loans:
Real estate	3,771	2,343
Lines of credit	289	68
Other commercial and industrial	7,148	591
	11,208	3,002
Consumer loans:
Home equity and junior liens	392	480
Other consumer	184	151
	576	631
Total nonaccrual loans	$13,236	$5,246

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

The Company had no loans that were modified as TDRs for the three months ended September 30, 2020.

The Company had no loans that were modified as TDRs for the nine months ended September 30, 2020.

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

The TDR evaluated for impairment for the nine months ended September 30, 2019 was classified as a TDR due to economic concessions granted, which consisted of additional funds advanced without associated increases in collateral and an extended maturity date that will result in a delay in payment from the original contractual maturity.

The Company is required to disclose loans that have been modified as TDRs within the previous 12 months in which there was payment default after the restructuring.  The Company defines payment default as any loans 90 days past due on contractual payments.

The Company had no loans that were modified as TDRs during the twelve months prior to September 30, 2020, which had subsequently defaulted during the nine months ended September 30, 2020.

The Company had no loans that were modified as TDRs during the twelve months prior to September 30, 2019, which had subsequently defaulted during the nine months ended September 30, 2019.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed into law on March 27, 2020, provides financial assistance in various forms to both businesses and consumers. In addition, the CARES Act also created many directives affecting the operations of financial services providers, such as the Company, including a forbearance program for federally-backed mortgage loans and protections for borrowers from negative credit reporting due to loan accommodations related to the national emergency.  The banking regulatory agencies have likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. The Company has worked to assist its business and consumer customers affected by COVID-19.  Through September 30, 2020, the Bank granted payment deferral requests for an initial period of 90 days on 548 loans representing approximately $145.6 million of existing loan balances.  Upon the receipt of borrower requests, additional 90 day deferral periods were generally granted.  Of these granted deferrals, 250 loans, totaling $21.2 million, were residential mortgage or consumer loans.  At September 30, 2020, 212 residential and consumer loans, totaling $18.6 million, have been returned to non-deferral status.  Of these granted deferrals, 298 loans, totaling $124.5 million, were commercial real estate or other commercial and industrial loans.  At September 30, 2020, 250 commercial real estate or other commercial and industrial loans, totaling $101.2 million, have been returned to non-deferral status.  Therefore, at September 30, 2020, 38 residential mortgage and consumer loans, totaling $2.6 million and 48 commercial real estate and other commercial and industrial loans, totaling $23.3 million remained in deferral status.  These loans still in deferral status totaled $25.9 million and represented 3.2% of all loans outstanding at September 30, 2020. After consultations with certain of these commercial loan borrowers, four loans, representing $8.7 million, have been granted an additional 90 day deferral period beyond 180 days as of September 30, 2020.  These loans are included in the $23.3 million in commercial real estate and other commercial and industrial loans still in deferred status at September 30, 2020.  Additional deferral periods will potentially be granted subject to further analysis and discussion with specific borrowers.  To the extent that such modifications meet the criteria previously described they have not been classified as troubled debt restructurings.  Loans not granted additional deferral periods will be categorized as nonaccrual loans if the borrowers fail to make the first scheduled payment following the end of the deferral period.

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

Impaired Loans

The following table summarizes impaired loan information by portfolio class at the indicated dates:

	September 30, 2020			December 31, 2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$668	$668	$-	$1,027	$1,027	$-
Commercial real estate	4,878	4,958	-	3,996	4,067	-
Commercial lines of credit	78	78	-	86	86	-
Other commercial and industrial	743	764	-	69	77	-
Home equity and junior liens	76	76	-	40	40	-
Other consumer	83	83	-	55	55	-

With an allowance recorded:
1-4 family first-lien residential mortgages	905	905	149	584	584	97
Commercial real estate	442	442	62	450	450	78
Commercial lines of credit	253	253	253	98	98	98
Other commercial and industrial	1,642	1,642	1,176	866	866	406
Home equity and junior liens	142	142	142	180	180	150
Other consumer	-	-	-	36	36	1
Total:
1-4 family first-lien residential mortgages	1,573	1,573	149	1,611	1,611	97
Commercial real estate	5,320	5,400	62	4,446	4,517	78
Commercial lines of credit	331	331	253	184	184	98
Other commercial and industrial	2,385	2,406	1,176	935	943	406
Home equity and junior liens	218	218	142	220	220	150
Other consumer	83	83	-	91	91	1
Totals	$9,910	$10,011	$1,782	$7,487	$7,566	$830

At September 30, 2020, the Company had outstanding balances of $14.5 million of commercial loans categorized as substandard under the Company’s internal classification policies.  Of the $14.5 million in commercial loans categorized as substandard, $8.0 million represent loans that were accruing interest and $6.5 million represent loans that were in nonaccrual status as of that date. At September 30, 2020, the Company had a total of $11.2 million in nonaccrual commercial loans of which $4.7 million were rated special mention or better.  Per the Company’s policy, a commercial loan is measured for impairment if: (1) the loan is rated substandard or worse, (2) is on nonaccrual, and (3) above our total related credit (“TRC”) threshold balance of $100,000 or classified as a TDR.  See the Application of Critical Accounting Policies in Item 2 for further details. Internal classifications were determined at September 30, 2020 based on the Company’s evaluation of individual loans considering all factors in evidence as of the evaluation date.  Due to the currently high degree of economic uncertainty, related primarily to the ongoing COVID-19 pandemic, loan classifications and estimates of future loan losses may be subject to significant revisions in future periods.

The following table presents the average recorded investment in impaired loans for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
1-4 family first-lien residential mortgages	$1,586	$1,625	$1,597	$1,625
Commercial real estate	4,991	4,578	4,714	3,723
Commercial lines of credit	255	359	219	323
Other commercial and industrial	1,724	1,131	1,316	1,035
Home equity and junior liens	219	234	219	220
Other consumer	84	95	87	73
Total	$8,859	$8,022	$8,152	$6,999

The following table presents the cash basis interest income recognized on impaired loans for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
1-4 family first-lien residential mortgages	$35	$19	$62	$54
Commercial real estate	60	73	129	158
Commercial lines of credit	8	2	13	20
Other commercial and industrial	32	12	54	50
Home equity and junior liens	2	2	6	8
Other consumer	2	2	5	5
Total	$139	$110	$269	$295

Note 7:   Allowance for Loan Losses

Management extensively reviews recent trends in historical losses, qualitative factors and specific reserve needs on loans individually evaluated for impairment in its determination of the adequacy of the allowance for loan losses. We recorded $1.7 million in provision for loan losses for the three month period ended September 30, 2020, as compared to $600,000 for the three month period ended September 30, 2019.  The $1.1 million increase in the provision for loan losses in the third quarter of 2020, as compared to the same quarter in 2019, resulted from year-over-year increases in: (1) the qualitative factors used in determining the adequacy of the allowance for loan losses, (2) the size of the loan portfolio, and (3) delinquent and nonaccrual loans.  More specifically, the increase in the quantitative factors used in determining the provision for loan losses reflects the substantial increase in economic uncertainty and the resultant potential for increased credit losses in future periods as a consequence of the COVID-19 pandemic. Additionally, the provision reflected an increase in outstanding loan balances, excluding PPP loans, of $19.1 million, or 2.6%, in the third quarter of 2020, compared to the same quarter in the previous year. Finally, the provision for loan losses in the quarter ended September 30, 2020 was further increased, as compared to the same quarter in 2019, by the effects of an increase in the ratio of delinquent loans to total loans, which increased to 2.57% at September 30, 2020 as compared to 1.36% at September 30, 2019, coupled with an increase in nonaccrual loans that increased $7.9 million to $13.2 million at September 30, 2020 as compared to $5.3 million at September 30, 2019.

For the first nine months of 2020, we recorded $3.9 million in provision for loan losses as compared to $1.4 million in the same prior year nine month period.  This $2.5 million increase in the provision for loan losses resulted from year-over-year increases in: (1) the qualitative factors used in determining the adequacy of the allowance for loan losses, (2) the size of the loan portfolio, and (3) delinquent and nonaccrual loans.  The increase in the quantitative factors used in determining the provision for loan losses reflects the substantial increase in economic uncertainty and the resultant potential for increased credit losses in future periods as a consequence of the COVID-19 pandemic.

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

	For the three months ended September 30, 2020
	1-4 family
	first-lien	Residential			Other	Paycheck
	residential	construction	Commercial	Commercial	commercial	Protection
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial	Program
Allowance for loan losses:
Beginning Balance	$756	$-	$4,258	$1,208	$2,066	$-
Charge-offs	-	-	-	(53)	-	-
Recoveries	-	-	-	2	-	-
Provisions	35	-	558	139	581	-
Ending balance	$791	$-	$4,816	$1,296	$2,647	$-
Ending balance: related to loans individually evaluated for impairment	$149	$-	$62	$253	$1,176	$-
Ending balance: related to loans collectively evaluated for impairment	$642	$-	$4,754	$1,043	$1,471	$-
Loans receivables:
Ending balance	$216,802	$5,677	$282,856	$52,411	$77,824	$75,278
Ending balance: individually evaluated for impairment	$1,573	$-	$5,320	$331	$2,385	$-
Ending balance: collectively evaluated for impairment	$215,229	$5,677	$277,536	$52,080	$75,439	$75,278

		Home equity	Other
	Tax exempt	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$644	$1,055	$565	$10,553
Charge-offs	-	-	(94)	-	(147)
Recoveries	-	-	13	-	15
Provisions	-	91	127	151	1,682
Ending balance	$1	$735	$1,101	$716	$12,103
Ending balance: related to loans individually evaluated for impairment	$-	$142	$-	$-	$1,782
Ending balance: related to loans collectively evaluated for impairment	$1	$593	$1,101	$716	$10,321
Loans receivables:
Ending balance	$6,998	$40,505	$62,998	$687	$822,036
Ending balance: individually evaluated for impairment	$-	$218	$83	$-	$9,910
Ending balance: collectively evaluated for impairment	$6,998	$40,287	$62,915	$687	$812,126

	For the nine months ended September 30, 2020
	1-4 family
	first-lien	Residential			Other	Paycheck
	residential	construction	Commercial	Commercial	commercial	Protection
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial	Program
Allowance for loan losses:
Beginning Balance	$580	$-	$4,010	$1,195	$1,645	$-
Charge-offs	(125)	-	-	(101)	(9)	-
Recoveries	1	-	-	4	-	-
Provisions	335	-	806	198	1,011	-
Ending balance	$791	$-	$4,816	$1,296	$2,647	$-

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$553	$413	$272	$8,669
Charge-offs	-	(28)	(279)	-	(542)
Recoveries	-	29	47	-	81
Provisions	-	181	920	444	3,895
Ending balance	$1	$735	$1,101	$716	$12,103

	For the three months ended September 30, 2019
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$724	$-	$3,452	$1,145	$1,702
Charge-offs	-	-	-	(5)	(4)
Recoveries	-	-	-	-	1
Provisions (credits)	(77)	-	388	(84)	89
Ending balance	$647	$-	$3,840	$1,056	$1,788
Ending balance: related to loans individually evaluated for impairment	$98	$-	$77	$110	$339
Ending balance: related to loans collectively evaluated for impairment	$549	$-	$3,763	$946	$1,449
Loans receivables:
Ending balance	$241,817	$4,241	$235,364	$58,408	$80,829
Ending balance: individually evaluated for impairment	$1,616	$-	$4,695	$348	$1,115
Ending balance: collectively evaluated for impairment	$240,201	$4,241	$230,669	$58,060	$79,714

		Home equity	Other
	Tax exempt	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$386	$415	$-	$7,825
Charge-offs	-	(7)	(107)	-	(123)
Recoveries	-	-	27	-	28
Provisions	-	95	93	96	600
Ending balance	$1	$474	$428	$96	$8,330
Ending balance: related to loans individually evaluated for impairment	$-	$152	$3	$-	$779
Ending balance: related to loans collectively evaluated for impairment	$1	$322	$425	$96	$7,551
Loans receivables:
Ending balance	$8,183	$47,512	$49,486	$-	$725,840
Ending balance: individually evaluated for impairment	$-	$220	$93	$-	$8,087
Ending balance: collectively evaluated for impairment	$8,183	$47,292	$49,393	$-	$717,753

	For the nine months ended September 30, 2019
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$766	$-	$3,578	$730	$1,285
Charge-offs	(11)	-	-	(136)	(6)
Recoveries	1	-	-	-	1
Provisions (credits)	(109)	-	262	462	508
Ending balance	$647	$-	$3,840	$1,056	$1,788

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$409	$385	$152	$7,306
Charge-offs	-	(7)	(214)	-	(374)
Recoveries	-	-	42	-	44
Provisions (credits)	-	72	215	(56)	1,354
Ending balance	$1	$474	$428	$96	$8,330

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

The allocation of the allowance for loan losses summarized on the basis of the Company’s calculation methodology was as follows:

	September 30, 2020
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$149	$-	$62	$253	$1,176
Historical loss rate	73	-	108	90	46
Qualitative factors	569	-	4,646	953	1,425
Total	$791	$-	$4,816	$1,296	$2,647

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$142	$-	$-	$1,782
Historical loss rate	-	324	842	-	1,483
Qualitative factors	1	269	259	-	8,122
Other	-	-	-	716	716
Total	$1	$735	$1,101	$716	$12,103

	September 30, 2019
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$98	$-	$77	$110	$339
Historical loss rate	36	-	93	37	29
Qualitative factors	513	-	3,670	909	1,420
Total	$647	$-	$3,840	$1,056	$1,788

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$152	$3	$-	$779
Historical loss rate	-	4	155	-	354
Qualitative factors	1	318	270	-	7,101
Other	-	-	-	96	96
Total	$1	$474	$428	$96	$8,330

Note 8:   Foreclosed Real Estate

The Company is required to disclose the carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession of the property at each reporting period.  The Company had no foreclosed residential real estate at September 30, 2020 and December 31, 2019.  At September 30, 2020 and December 31, 2019, the Company reported $227,000 and $341,000, respectively, in residential real estate loans in the process of foreclosure.

Note 9:   Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risks involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  The Company had $2.3 million of standby letters of credit as of September 30, 2020.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.   The fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The Company holds one corporate investment security with an amortized historical cost of $2.6 million and an aggregate fair market value of $2.7 million as of September 30, 2020. This security has a valuation that is determined using published net asset values (NAV) derived by an analysis of the security’s underlying assets. This security is comprised primarily of broadly-diversified real estate and adjustable-rate senior secured business loans and are traded in secondary markets on an infrequent basis. While these securities are redeemable at least annually through tender offers made by their respective issuers, the liquidation value of the securities may be below their stated NAVs and also subject to restrictions as to the amount of securities that can be redeemed at any single scheduled redemption. The Company anticipates that these securities will be redeemed by their respective issuers on indeterminate future dates as a consequence of the ultimate liquidation strategies employed by the management of these investments.

The Company holds two equity security investments, with an aggregate value of $1.7 million at September 30, 2020, valued utilizing readily available market pricing (Level 1) observed from active trading on major national stock exchanges.

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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	September 30, 2020
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$21,507	$-	$21,507
State and political subdivisions	-	16,958	-	16,958
Corporate	-	8,864	-	8,864
Asset backed securities	-	11,861	-	11,861
Residential mortgage-backed - US agency	-	13,277	-	13,277
Collateralized mortgage obligations - US agency	-	25,773	-	25,773
Collateralized mortgage obligations - Private label	-	18,725	-	18,725
Total		116,965		116,965
Corporate measured at NAV	-	-	-	2,725
Total available-for-sale securities	$-	$116,965	$-	$119,690

Marketable equity securities	$1,682	$-	$-	$1,682

Interest rate swap derivative fair value hedges	$-	$(102)	$-	$(102)

Interest rate swap derivative cash flow hedges	$-	$(1,414)	$-	$(1,414)

	December 31, 2019
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$16,820	$-	$16,820
State and political subdivisions	-	1,736	-	1,736
Corporate	-	7,631	-	7,631
Asset backed securities	-	13,232	-	13,232
Residential mortgage-backed - US agency	-	18,980	-	18,980
Collateralized mortgage obligations - US agency	-	30,785	-	30,785
Collateralized mortgage obligations - Private label	-	16,821	-	16,821
Total	-	106,005	-	106,005
Corporate measured at NAV	-	-	-	4,923
Total available-for-sale securities	$-	$106,005	$-	$110,928

Marketable equity securities	$-	$534	$-	$534

Interest rate swap derivative fair value hedge	$-	$(92)	$-	$(92)

Pathfinder Bank had the following assets measured at fair value on a nonrecurring basis as of September 30, 2020 and December 31, 2019:

		September 30, 2020
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$2,302	$2,302

		December 31, 2019
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$3,105	$3,105

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at the indicated dates.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At September 30, 2020
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
Discounted Cash Flow

The Company held two equity security investments, with fair values determined using Level 1 inputs at September 30, 2020.  During the second quarter of 2020, one of the two investments was substantially restructured and consequently listed on a major national stock exchange.  The fair value of that investment, previously accounted for at net asset value prior to the listing date, was $1.0 million at September 30, 2020.  The fair values of this investment, determined using Level 1 inputs at June 30, 2020 and net asset value methodologies at December 31, 2019, were $918,000 and $2.1 million, respectively.  During the second quarter of 2020, the other investment, whose fair value was previously determined using Level 2 inputs, was acquired by another financial institution that is actively listed on a public stock exchange.  Immediately subsequent to this acquisition transaction, the fair value of this security was also determined using Level 1 inputs.  The fair value of this investment was $634,000 at September 30, 2020.  The fair values of this investment, determined using Level 1 inputs, at June 30, 2020 and Level 2 inputs at December 31, 2019, were $646,000 and $534,000, respectively.   As securities whose fair valuations are determined using Level 1 inputs, the net increases in the fair value of these two equity securities were accounted for as additions to net income, net of tax effects, in the third quarter of 2020.

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

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		September 30, 2020		December 31, 2019
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$38,981	$38,981	$20,160	$20,160
Investment securities - available-for-sale	2	116,965	116,965	106,005	106,005
Investment securities - available-for-sale	NAV	2,725	2,725	4,923	4,923
Investment securities - marketable equity	1	1,682	1,682	-	-
Investment securities - marketable equity	2	-	-	534	534
Investment securities - held-to-maturity	2	164,460	167,832	122,988	124,148
Federal Home Loan Bank stock	2	4,308	4,308	4,834	4,834
Net loans	3	808,206	815,878	772,782	767,654
Accrued interest receivable	1	4,906	4,906	3,712	3,712

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$590,739	$590,739	$460,293	$460,293
Time Deposits	2	407,494	411,771	421,600	422,409
Borrowings	2	80,226	82,567	93,125	93,643
Subordinated loans	2	15,154	14,615	15,128	14,921
Accrued interest payable	1	188	188	396	396
Interest rate swap derivative fair value hedges	2	102	102	92	92
Interest rate swap derivative cash flow hedges	2	1,414	1,414	-	-

Note 11:   Interest Rate Derivatives

The Company is exposed to certain risks from both its business operations and changes in economic conditions.  As part of managing interest rate risk, the Company enters into standardized interest rate derivative contracts (designated as hedging agreements) to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate hedging agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate hedging agreements are generally entered into with counterparties that meet established credit standards and the agreements contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material at September 30, 2020.  Interest rate hedging agreements are recorded at fair value as other assets or liabilities.  The Company had no derivative contracts not designated as hedging agreements at September 30, 2020 or December 31, 2019.

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

As of September 30, 2020 and December 31, 2019, the following amounts were recorded on the balance sheet related to the cumulative basis adjustments for fair value hedges:

(In thousands)	Carrying Amount of the Hedged Assets at September 30, 2020	Cumulative Amount of Fair Value Hedging Adjustment Included in The Carrying Amount of the Hedged Assets at September 30, 2020	Carrying Amount of the Hedged Assets at December 31, 2019	Cumulative Amount of Fair Value Hedging Adjustment Included in The Carrying Amount of the Hedged Assets at December 31, 2019
Line item on the balance sheet in which the hedged item is included:
Loans receivable (1)	$14,693	$102	$19,254	$75

(1)

These amounts include the amortized cost basis of the hedged portfolio used to designate the hedging relationship in which the hedged item is the remaining amortized cost of the last layer expected to be remaining at the end of the hedging contract term. At September 30, 2020 and December 31, 2019, the amortized cost of the basis of the closed portfolio used in the hedging relationship was $14.7 million and $19.3 million, the cumulative basis adjustment associated with the hedging relationship was $102,000 and $75,000, and the amount of the designated hedged item was $9.2 million and $9.2 million, respectively.

At September 30, 2020 and December 31, 2019, the fair value of the fair value derivative resulted in a net liability position of $106,000 and $92,000 under the agreement, respectively, recorded by the Company in other liabilities.  The Company’s participation in the swap contract reduced total loan interest income, recognized in consolidated earnings, by $153,000 and $241,000 for three and nine months ended September 30, 2020, respectively.

In February 2020, the Company entered into an interest rate cap contract in the notional amount of $40.0 million, intended to reduce the Company’s exposure to potential rising interest rates. This contractual agreement has been designated as a cash flow hedge with changes in the fair value of the contract, net of changes in the fair value of the designated hedged liability (certain short-term certificates of deposit with rates of interest that are highly correlated to the 3-month LIBOR index) being accounted for through other comprehensive income.  The term of the cap contract commenced on May 1, 2020 and expire on May 1, 2023.  The Company paid $228,000 in a one-time premium for the cap contract and has no further contractual obligations to the counterparty over the three-year life of the contract.  The premium will be amortized ratably over the contractual term of the cap contract with an annual average cost to the Company of approximately 19 basis points relative to the notional amount. The Company will potentially benefit during the term of this cap contract, in the manner described above, for the period of time that the 3-month LIBOR index exceeds 1.85% (the strike price).  The cap contract had no effect on recorded interest expense in the three or nine months ended September 30, 2020.

In March 2020, the Company entered into an interest rate swap contract in the notional amount of $40.0 million, intended to reduce the Company’s exposure to potential rising interest rates. This contractual agreement has been designated as a cash flow hedge with changes in the fair value of the contract, net of changes in the fair value of the designated hedged liability (certain short-term certificates of deposit with rates of interest that are highly correlated to the 3-month LIBOR index) being accounted for through other comprehensive income. The term of the swap contract commenced on May 15, 2020 and expire on May 15, 2023.  Under the terms of the swap contract, the Company will be obligated to pay the contractual counterparty an annual rate of 1.39% (the strike price) times the notional amount of the contract.  Simultaneously, for the duration of the swap contract, the counterparty will be obligated to pay the Company the annual rate of the 3-month LIBOR index, as determined each calendar quarter, times the notional contractual amount. The swap contract had no effect on recorded interest expense in the three or nine months ended September 30, 2020.

(In thousands)	September 30, 2020	December 31, 2019
Cash flow hedges:
Total unamortized premium	$216	$-
Fair market value adjustment interest rate cap	(203)	-
Total unamortized cap	13	-
Fair market value adjustment interest rate swap	(1,210)	-
Total loss in comprehensive income	$(1,413)	$-

The amounts of hedge ineffectiveness, recognized during the quarter ended September 30, 2020, for cash flow hedges were not material to the Company’s consolidated results of operations.   The Company had no hedged positions at September 30, 2019.  Some or the entire amount included in accumulated other comprehensive loss would be reclassified into current earnings should a portion of, or the entire hedge no longer be considered effective, but at this time, management expects the hedge to remain fully effective during the remaining term of the swap.  The changes in the fair values of the interest rate hedging agreements and the hedged items primarily result from the effects of changing interest rates and spreads.

	For the three months ended		For the nine months ended
(In thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Balance as of December 31:	$-	$-	$-	$-
Amount of gains (losses) recognized in other comprehensive income	114	-	(1,413)	-
Gains (losses) in other comprehensive income:	$114	$-	$(1,413)	$-

From time to time, the Company purchases high credit-quality securities with long maturity dates.  In order to reduce the Company's exposure to potential declines in the fair value of such securities, particularly in a rising interest rate environment, the Company has elected to enter into fixed-pay, receive floating rate interest rate swap contracts, designated as fair value hedges.  The maturity dates of the swaps are matched exactly to the first call date of the hedged securities.  During the third quarter of 2020, the Company entered into four swap contracts of this type with a total notional amount of $12.0 million. The objective of the hedges is to protect the hedged securities of the Bank against changes in fair value due to changes in the benchmark interest rate.  Changes in the fair value of the interest rate swap are expected to be “perfectly effective” in offsetting changes in the fair value of the hedged item attributable to changes in the LIBOR swap rate, the designated benchmark interest rate.   The effect of these hedge transactions were immaterial on the Company’s consolidated statement of financial condition at September 30, 2020 and its consolidated statement of income for the three and nine month periods ended September 30, 2020.

The Company manages its potential credit exposure on interest rate swap transactions by entering into a bilateral credit support agreements with each counterparty. These agreements require collateralization of credit exposures beyond specified minimum threshold amounts. The Company posted cash in escrow of $1.6 million under collateral arrangements to satisfy collateral requirements associated with the interest rate swap contract at September 30, 2020.

Note 12:   Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) (“AOCI”), net of tax, for the periods indicated are summarized in the tables below.

	For the three months ended September 30, 2020
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available-for- Sale Securities	Unrealized Losses on Derivatives and Hedging Activities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(2,812)	$(341)	$(1,207)	$(27)	$(4,387)
Other comprehensive income before reclassifications	-	821	91	7	919
Amounts reclassified from AOCI	45	(21)	-	-	24
Ending balance	$(2,767)	$459	$(1,116)	$(20)	$(3,444)

	For the three months ended September 30, 2019
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available-for- Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(3,021)	$43	$(46)	$(3,024)
Other comprehensive income before reclassifications	-	282	5	287
Amounts reclassified from AOCI	67	(96)	-	(29)
Ending balance	$(2,954)	$229	$(41)	$(2,766)

	For the nine months ended September 30, 2020
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available-for- Sale Securities	Unrealized Losses on Derivatives and Hedging Activities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(2,717)	$(216)	$-	$(38)	$(2,971)
Reevaluation of deferred tax asset valuation allowance (1)	(188)	(15)	-	(3)	(206)
Other comprehensive income before reclassifications	-	1,422	(1,116)	21	327
Amounts reclassified from AOCI	138	(732)	-	-	(594)
Ending balance	$(2,767)	$459	$(1,116)	$(20)	$(3,444)

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

	For the nine months ended September 30, 2019
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available-for- Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(3,152)	$(2,832)	$(58)	$(6,042)
Other comprehensive income before reclassifications	-	3,244	17	3,261
Amounts reclassified from AOCI	198	(183)	-	15
Ending balance	$(2,954)	$229	$(41)	$(2,766)

The following table presents the amounts reclassified out of each component of AOCI for the indicated period:

	Amount Reclassified			Amount Reclassified
	from AOCI (1)			from AOCI (1)
	(Unaudited)			(Unaudited)
(In thousands)	For the three months ended			For the nine months ended
Details about AOCI (1) components	September 30, 2020	September 30, 2019	Affected Line Item in the Statement of Income	September 30, 2020	September 30, 2019
Retirement plan items
Retirement plan net losses recognized in plan expenses (2)	$(58)	$(84)	Salaries and employee benefits	$(175)	$(252)
Tax effect	12	17	Provision for income taxes	37	54
	$(46)	$(67)	Net Income	$(138)	$(198)

Available-for-sale securities
Realized gain on sale of securities	$27	$121	Net gains on sales and redemptions of investment securities	$926	$232
Tax effect	(6)	(25)	Provision for income taxes	(194)	(49)
	$21	$96	Net Income	$732	$183

(1)	Amounts in parentheses indicates debits in net income.
(2)	These items are included in net periodic pension cost.

See Note 5 for additional information.

Note 13: Noninterest Income

The Company has included the following table regarding the Company’s noninterest income for the periods presented.

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2020	2019	2020	2019
Service fees
Insufficient funds fees	$195	$347	$618	$827
Deposit related fees	100	28	272	133
ATM fees	44	24	108	69
Total service fees	339	399	998	1,029
Fee Income
Insurance commissions	215	168	734	620
Investment services revenue	87	58	235	203
ATM fees surcharge	57	68	167	173
Banking house rents collected	47	32	189	100
Total fee income	406	326	1,325	1,096
Card income
Debit card interchange fees	209	166	577	497
Merchant card fees	20	21	51	58
Total card income	229	187	628	555
Mortgage fee income and realized gain on sale of loans and foreclosed real estate
Loan servicing fees	90	57	218	144
Net gain on sales of loans and foreclosed real estate	134	38	903	43
Total mortgage fee income and realized gain on sale of loans and foreclosed real estate	224	95	1,121	187
Total	1,198	1,007	4,072	2,867
Earnings and gain on bank owned life insurance	133	133	355	355
Net gains on sales and redemptions of investment securities	27	121	1,076	232
Gains/(Losses) on marketable equity securities	118	4	(798)	61
Other miscellaneous income	15	21	65	83
Total noninterest income	$1,491	$1,286	$4,770	$3,598

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

The components of the lease expense are as follows:

	For the three months ended		For the nine months ended
(In thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating lease cost	$61	$61	$182	$180
Finance lease cost	20	20	60	32

	For the three months ended		For the nine months ended
(In thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$56	$55	$167	$159
Operating cash flows from finance leases	20	20	60	32
Financing cash flows from finance leases	18	17	53	28

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rate)	September 30, 2020	December 31, 2019
Operating Leases:
Operating lease right-of-use assets	$2,275	$2,386
Operating lease liabilities	$2,554	$2,650

Finance Leases:
Financial Liability	$585	$578

Weighted Average Remaining Lease Term:
Operating Leases	19.21 years	19.58 years
Finance Leases	28.67 years	29.42 years

Weighted Average Discount Rate:
Operating Leases	3.72%	3.71%
Finance Leases	13.75%	13.75%

Maturities of lease liabilities were as follows:

Twelve Months Ending September 30,
(In thousands)
2021	$104
2022	97
2023	107
2024	116
2025	123
Thereafter	2,592
Total minimum lease payments	$3,139

The Company owns certain properties that it leases to unaffiliated third parties at market rates.  Lease rental income was $47,000 and $32,000 for the three months ended September 30, 2020 and 2019, respectively.  Lease rental income was $189,000 and $100,000 for the nine months ended September 30, 2020 and 2019, respectively.  All lease agreements, in which the Company is the lessor, are accounted for as operating leases.

Note 15: COVID-19

In early January 2020, the World Health Organization issued an alert that a novel coronavirus outbreak was emanating from Wuhan, Hubei Province in China. Over the course of the next several weeks, the outbreak continued to spread to various regions of the world, prompting the World Health Organization to declare COVID-19 a global pandemic on March 11, 2020.   In the United States, by the end of March 2020, the rapid spread of the COVID-19 virus invoked various Federal and New York State authorities to make emergency declarations and issue executive orders to limit the spread of the disease.  Measures included restrictions on international and domestic travel, limitations on public gatherings, implementation of social distancing and sanitization protocols, school closings, orders to shelter in place and mandates to close all non-essential businesses to the public.  To widely varying degrees, largely dependent upon the level of regional and national outbreaks and the resultant levels of strain on available medical resources, these very substantial mandated curtailments of social and economic activity had been relaxed globally in the third quarter of 2020. However, as of the date of this filing, these curtailments in economic activities have, to a substantial degree, been reinstated in parts of Europe and the number of reported positive cases (partly due to increased testing) in the United States have reached the highest levels recorded since the outbreaks began.  Further, there are virtually no localities within the United States that have returned to substantively normal business and social activities at the time of this filing.

As a result of the initial and continuing outbreak, and governmental response thereto, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.  The Company has many employees working remotely and has significantly reduced physical customer contact with employees and other customers.  Initially, branch activities were limited to drive-thru transactions whenever possible, teleconferencing and in-branch “appointments only” services.  The Bank’s branches are now fully accessible to the public but remain in strict compliance with all applicable social distancing and sanitization guidelines.  Since the start of the pandemic, transactional volume has also increased through the Bank’s telephone, mobile and internet banking channels.  We will take further actions for focused on safety as may be required by government authorities or that we determine to be in the best interests of our employees, customers and business partners.

Concerns about the spread of the disease and its anticipated negative impact on economic activity, severely disrupted both domestic and international financial markets prompting the world’s central banks to inject significant amounts of monetary stimulus into their respective economies. In the United States, the Federal Reserve System’s Federal Open Market Committee, swiftly cut the target Federal Funds rate to a range of 0% to 0.25%, where it remains as of the date of this filing.  The reductions in the Fed funds target rate included a 50 basis point reduction in the target federal funds rate on March 3, 2020 and an additional 100 basis point reduction on March 15, 2020. In addition, the Federal Reserve initiated various market support programs to ease the stress on financial markets.  This significant reduction in short-term interest rates has reduced, and will continue to reduce, the Bank’s cost of funds and interest earning-asset yields.  The long-term effects of the current interest rate environment, resulting from government and central bank responses to the pandemic, on the Bank’s net interest margins cannot be predicted with certainty at this time.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed into law on March 27, 2020, provides financial assistance in various forms to both businesses and consumers. In addition, the CARES Act also created many directives affecting the operations of financial services providers, such as the Company, including a forbearance program for federally-backed mortgage loans and protections for borrowers from negative credit reporting due to loan accommodations related to the national emergency. The banking regulatory agencies have likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. The Company has worked to assist its business and consumer customers affected by COVID-19.  Through September 30, 2020, the Bank granted payment deferral requests for an initial period of 90 days on 548 loans representing approximately $145.6 million of existing loan balances.  Upon the receipt of borrower requests, additional 90 day deferral periods were generally granted.  Of these granted deferrals, 250 loans, totaling $21.2 million, were residential mortgage or consumer loans.  At September 30, 2020, 212 residential and consumer loans, totaling $18.6 million, have been returned to non-deferral status.  Of these granted deferrals, 298 loans, totaling $124.5 million, were commercial real estate or other commercial and industrial loans.  At September 30, 2020, 250 commercial real estate or other commercial and industrial loans, totaling $101.2 million, have been returned to non-deferral status. Therefore, at September 30, 2020, 38 residential mortgage and consumer loans, totaling $2.6 million and 48 commercial real estate and other commercial and industrial loans, totaling $23.3 million remained in deferral status.  These loans still in deferral status totaled $25.9 million and represented 3.2% of all loans outstanding at September 30, 2020. After consultations with certain of these commercial loan borrowers, four loans, representing $8.7 million, have been granted an additional 90 day deferral period beyond 180 days as of September 30, 2020.  These loans are included in the $23.3 million in commercial real estate and other commercial and industrial loans still in deferred status at September 30, 2020. After consultations with certain of these commercial loan borrowers, four loans, representing $8.7 million, have been granted an additional 90 day deferral period beyond 180 days as of September 30, 2020.  Additional deferral periods will potentially be granted subject to further analysis and discussion with specific borrowers. To the extent that such modifications meet the criteria previously described they have not been classified as troubled debt restructurings.  Loans not granted additional deferral periods will be categorized as nonaccrual loans if the borrowers fail to make the first scheduled payment following the end of the deferral period.

Borrowers that were delinquent in their payments to the Bank, prior to requesting a COVID-19 related financial hardship payment deferral were reviewed on a case by case basis for troubled debt restructure classification and non-performing loan status.  In the instances where the Company granted a payment deferral to a delinquent borrower because of COVID-19, the borrower’s delinquency status was frozen as of February 29, 2020, and their loans will continue to be reported as delinquent during the deferment period based on their delinquency status as of that date.  The long-term collectability of deferred loan payments will depend on many factors, including the future progression of the pandemic, potential medical breakthroughs in therapeutic treatments and/or vaccines, further economic stimulus from government authorities, the rate at which governmental restrictions on business activities are relaxed and the adequacy and sustainability of other sources of repayment such as loan collateral.  Consistent with industry regulatory guidance, borrowers that were granted COVID-19 related deferrals but were otherwise current on loan payments will continue to have their loans reported as current loans during the agreed upon deferral period(s), accrue interest and not be accounted for as troubled debt restructurings.

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

Loans to a single borrower, or to a related group of borrowers, are referred to as related credits.  Total related credits encompass all related or affiliated borrower loan balances, including available unused lines of credit, for both personal and business loans.  At September 30, 2020, the Company had 30 total related credit relationships, comprised of 276 individual loans, with outstanding balances in excess of $5.0 million.  These total related credits ranged from $5.0 million to $14.5 million at September 30, 2020 with aggregate balances of $244.7 million.  Of the $244.7 million in total related credits, $220.7 million was secured by various collateral assets, primarily commercial real estate, $10.9 million was unsecured, and $13.1 million were PPP loans.

In addition, the future credit-related performance of a loan portfolio generally depends upon the types of loans within the portfolio, concentrations by type of loan and the quality of the collateral securing the loans.  The following table details the Company's loan portfolio by collateral type within major categories as of September 30, 2020:

(Dollars in thousands)	Balance	Number of Loans	Average Loan Balance	Minimum/ Maximum Loan Balance			Allowance for Loan Losses	Percent of Total Loans
Residential Mortgage Loans	$223,166	2,119	$105	$1	-	$1,556	$791	27%

Commercial Real Estate:
Multi-Family Residential	$48,740	58	$840	$26	-	$6,275	$830	6%
Mixed Use	46,358	52	892	52	-	7,433	789	6%
Office	32,564	61	534	10	-	4,877	555	4%
Hotels and Motels	32,088	9	3,565	346	-	11,500	546	4%
Retail	22,139	47	471	35	-	5,187	377	3%
1-4 Family Residential	18,667	149	125	7	-	1,250	318	2%
Automobile Dealership	16,600	10	1,660	171	-	6,841	283	2%
Warehouse	12,094	16	756	5	-	2,760	206	1%
Recreation/ Golf Course/ Marina	10,769	14	769	29	-	3,150	183	1%
Skilled Nursing Facility	10,531	2	5,266	3,720	-	6,811	179	1%
Manufacturing/Industrial	6,573	15	438	2	-	1,428	112	1%
Restaurant	6,211	23	270	47	-	1,291	106	1%
Automobile Repair	4,806	10	481	60	-	2,340	82	1%
Land	3,412	5	682	73	-	2,000	58	0%
Not-For-Profit & Community Service Real Estate	3,354	3	1,118	108	-	1,659	57	0%
All Other	7,950	34	234	14	-	1,488	135	1%
Total Commercial Real Estate Loans	$282,856	508	$557				$4,816	34%

Commercial and Industrial:
Secured Term Loans	$60,670	361	$168	$0	-	$4,735	$1,837	8%
Unsecured Term Loans	17,154	130	132	0	-	1,362	519	2%
Secured Lines of Credit	41,386	282	147	0	-	5,000	1,253	5%
Unsecured Lines of Credit	11,025	141	78	0	-	2,543	334	1%
Total Commercial and Industrial Loans	$130,235	914	$142				$3,943	16%

Tax Exempt Loans	$6,998	22	$318	$9	-	$2,248	$1	1%

Paycheck Protection Loans	$75,278	697	$108	$1	-	$3,001	$-	9%

Consumer:
Home Equity Lines of Credit	$40,505	1,055	$38	$0	-	$288	$735	5%
Vehicle	28,766	1,877	15	1	-	364	503	4%
Consumer Secured	4,063	80	51	22	-	143	71	0%
Consumer Unsecured	27,612	6,060	5	1	-	113	482	4%
All Others	2,557	1,079	2	0	-	339	45	0%
Total Consumer Loans	$103,503	10,151	$10				$1,836	13%

Net deferred loan fees	(1,727)	-	-				-	-
Unallocated allowance for loan losses	-	-	-				716	-
Total Loans	$820,309	14,411	$57				$12,103	100%

Note 16: Subsequent Events

On October 14, 2020, the Company announced the completion of its private placement of $25 million of its 5.50% Fixed to Floating Rate Subordinated Notes (the “Notes”) to certain qualified institutional buyers and accredited institutional investors. The Notes have a maturity date of October 15, 2030 and initially bear interest, payable semi-annually, at a fixed annual rate of 5.50% per annum until October 15, 2025.  Commencing on that date, the interest rate applicable to the outstanding principal amount due will be reset quarterly to an interest rate per annum equal to the then current three-month secured overnight financing rate (SOFR) plus 532 basis points, payable quarterly until maturity. The Company may redeem the Notes at par, in whole or in part, at its option, anytime beginning on October 15, 2025.

The Notes are intended to qualify as Tier 2 capital for regulatory capital purposes for the Company if applicable and are expected to have an all-in cost, considering deferred placement expenses, of approximately 6.13% per year until October 15, 2025 and SOFR plus 532 basis points, thereafter, until the Notes final maturity date.  In connection with the issuance and sale of the Notes, the Company entered into registration rights agreements with the purchasers of the Notes pursuant to which the Company has agreed to take certain actions to provide for the exchange of the Notes for subordinated notes that are registered under the Securities Act of 1933, as amended (the “Securities Act”), with substantially the same terms as the Notes.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

General

The Company is a Maryland corporation headquartered in Oswego, New York.  The Company is 100% owned by public shareholders.  The primary business of the Company is its investment in Pathfinder Bank (the "Bank"), a New York State chartered commercial bank, which is 100% owned by the Company.  The Bank has two wholly owned operating subsidiaries, Pathfinder Risk Management Company, Inc. (“PRMC”) and Whispering Oaks Development Corp. All significant inter-company accounts and activity have been eliminated in consolidation.  Although the Company owns, through its subsidiary PRMC, 51% of the membership interest in FitzGibbons Agency, LLC (“Agency”), the Company is required to consolidate 100% of FitzGibbons within the consolidated financial statements.  The 49% of which the Company does not own is accounted for separately as noncontrolling interests within the consolidated financial statements.  At September 30, 2020, the Company and subsidiaries had total consolidated assets of $1.2 billion, total consolidated liabilities of $1.1 billion and shareholders' equity of $94.5 million plus noncontrolling interest of $271,000, which represents the 49% of FitzGibbons not owned by the Company.

The following discussion reviews the Company's financial condition at September 30, 2020 and the results of operations for the three and nine month periods ended September 30, 2020 and 2019. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other period.

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

COVID-19 Response

In early January 2020, the World Health Organization issued an alert that a novel coronavirus outbreak was emanating from Wuhan, Hubei Province in China. Over the course of the next several weeks, the outbreak continued to spread to various regions of the world, prompting the World Health Organization to declare COVID-19 a global pandemic on March 11, 2020.   In the United States, by the end of March 2020, the rapid spread of the COVID-19 virus invoked various Federal and New York State authorities to make emergency declarations and issue executive orders to limit the spread of the disease.  Measures included restrictions on international and domestic travel, limitations on public gatherings, implementation of social distancing and sanitization protocols, school closings, orders to shelter in place and mandates to close all non-essential businesses to the public.  To widely varying degrees, largely dependent upon the level of regional and national outbreaks and the resultant levels of strain on available medical resources, these very substantial mandated curtailments of social and economic activity had been relaxed globally in the third quarter of 2020. However, as of the date of this filing, these curtailments in economic activities have, to a substantial degree, been reinstated in parts of Europe and the number of reported positive cases (partly due to increased testing) in the United States have reached the highest levels recorded since the outbreaks began.  Further, there are virtually no localities within the United States that have returned to substantively normal business and social activities at the time of this filing.

As a result of the initial and continuing outbreak, and governmental response thereto, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.  The Company has many employees working remotely and has significantly reduced physical customer contact with employees and other customers.  Initially, branch activities were limited to drive-thru transactions whenever possible, teleconferencing and in-branch “appointments only” services.  The Bank’s branches are now fully accessible to the public but remain in strict compliance with all applicable social distancing and sanitization guidelines.  Since the start of the pandemic, transactional volume has also increased through the Bank’s telephone, mobile and internet banking channels.  We will take further actions focused on safety as may be required by government authorities or that we determine to be in the best interests of our employees, customers and business partners.

Concerns about the spread of the disease and its anticipated negative impact on economic activity, severely disrupted both domestic and international financial markets prompting the world’s central banks to inject significant amounts of monetary stimulus into their respective economies. In the United States, the Federal Reserve System’s Federal Open Market Committee, swiftly cut the target Federal Funds rate to a range of 0% to 0.25%, where it remains as of the date of this filing.  The reductions in the Fed funds target rate included a 50 basis point reduction in the target federal funds rate on March 3, 2020 and an additional 100 basis point reduction on March 15, 2020. In addition, the Federal Reserve initiated various market support programs to ease the stress on financial markets.  This significant reduction in short-term interest rates has reduced, and will continue to reduce, the Bank’s cost of funds and interest earning-asset yields.  The long-term effects of the current interest rate environment, resulting from government and central bank responses to the pandemic, on the Bank’s net interest margins cannot be predicted with certainty at this time.  See Note 15 to the Unaudited Consolidated Financial Statements above.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed into law on March 27, 2020, provides financial assistance in various forms to both businesses and consumers. In addition, the CARES Act also created many directives affecting the operations of financial services providers, such as the Company, including a forbearance program for federally-backed mortgage loans and protections for borrowers from negative credit reporting due to loan accommodations related to the national emergency.  The banking regulatory agencies have likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. The Company has worked to assist its business and consumer customers affected by COVID-19.  Through September 30, 2020, the Bank granted payment deferral requests for an initial period of 90 days on 548 loans representing approximately $145.6 million of existing loan balances.  Upon the receipt of borrower requests, additional 90 day deferral periods were generally granted.  Of these granted deferrals, 250 loans, totaling $21.2 million, were residential mortgage or consumer loans.  At September 30, 2020, 212 residential and consumer loans, totaling $18.6 million, have been returned to non-deferral status.  Of these granted deferrals, 298 loans, totaling $124.5 million, were commercial real estate or other commercial and industrial loans.  At September 30, 2020, 250 commercial real estate or other commercial and industrial loans, totaling $101.2 million, have been returned to non-deferral status.  Therefore, at September 30, 2020, 38 residential mortgage and consumer loans, totaling $2.6 million and

48 commercial real estate and other commercial and industrial loans, totaling $23.3 million remained in deferral status.  These loans still in deferral status totaled $25.9 million and represented 3.2% of all loans outstanding at September 30, 2020. After consultations with certain of these commercial loan borrowers, four loans, representing $8.7 million, have been granted an additional 90 day deferral period beyond 180 days as of September 30, 2020.  These loans are included in the $23.3 million in commercial real estate and other commercial and industrial loans still in deferred status at September 30, 2020.  Additional deferral periods will potentially be granted subject to further analysis and discussion with specific borrowers.  To the extent that such modifications meet the criteria previously described they have not been classified as troubled debt restructurings.  Loans not granted additional deferral periods will be categorized as nonaccrual loans if the borrowers fail to make the first scheduled payment following the end of the deferral period.

The Bank also participated in the Paycheck Protection Program (“PPP”), a $650 billion specialized low-interest loan program funded by the U.S. Treasury Department and administered by the U.S. Small Business Administration (“SBA”) pursuant to the CARES Act and subsequent legislation.  PPP loans have an interest rate of 1.0%, a two-year or five-year loan term to maturity, and principal and interest payments deferred until the lender receives the applicable forgiven amount or 10 months after the end of the period in which borrowers are permitted to use the funds received. The SBA guarantees 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and at least 60% (with some exceptions) of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. Through September 30, 2020, the Bank has received approval from the SBA for 697 loans totaling approximately $75.3 million through this program, which was closed to new applicants on August 8, 2020. The Bank is now beginning to assist borrowers with the loan forgiveness phase of the process. As of this filing, the Company has submitted 70 loans totaling approximately $9.2 million to the SBA for forgiveness.

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

In the quarter ended March 31, 2020, Management determined that the Company, under the current New York State (“NYS”) tax code, was highly unlikely to incur a material NYS tax liability in the foreseeable future.  As a result, certain net current and deferred tax assets, related to GAAP vs. tax timing differences under previous NYS tax law, were no longer going to provide any future tax benefit. The substantial majority of these net deferred tax assets were offset by a related valuation allowance established in prior periods. Upon analysis of all factors related to the expected future filings of NYS tax returns, the Company eliminated its remaining NYS net deferred tax asset balances and the related valuation allowance on January 1, 2020.  The effect of these eliminations required an adjustment to other comprehensive income of $206,000 and had no effect on the first nine months of 2020 reported earnings.

The Company’s effective tax rate typically differs from the 21% federal statutory tax rate due primarily to tax-exempt income from specific types of investment securities and loans, bank owned life insurance, and, to a much lesser degree, the utilization of low income housing tax credits, as well as a the effects of transitional adjustments related to state income taxes and certain taxes payable to states other than New York.  The effective tax rate was 20.5% for the nine month period ended September 30, 2020.

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

Recent Events

On September 21, 2020, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.06 per common and preferred share and a cash dividend of $0.06 per notional share for the issued common stock warrant.  The dividends are payable on November 6, 2020 to shareholders of record on October 16, 2020.

Overview and Results of Operations

The following represents the significant highlights of the Company’s operating results between the third quarter of 2020 and the third quarter of 2019.

•	Net income increased $179,000, or 13.8%, to $1.5 million.
•	Basic and diluted earnings per share were both $0.25 per share and increased $0.03 per share from $0.22 per share.
•	Return on average assets decreased one basis point to 0.50% as the increase in average assets outpaced the increase in income.
•

Net interest income, after provision for loan losses, increased $24,000, or 0.4%, to $6.6 million.  Excluding the provision, net interest income increased $1.1 million, or 15.4%, to $8.3 million. The increase in net interest income after provision for loan losses was primarily due to the decrease in the average rates paid on average interest-bearing liabilities, coupled with an increase in the average balances of interest-earning assets, partially offset by a decrease in the yields earned on the average balances of interest-earning assets, and a significant increase in the provision for loan losses, which is reflective of an increase in average loan balances. Additional provisioning for loan losses was also applied as a reflection of the substantial increase in economic uncertainty and the resultant potential for increased credit losses in future periods as a consequence of the COVID-19 pandemic.

•

Net interest margin increased by one basis point to 3.01%, primarily as a result of a 128 basis point decrease in the average rate paid on time deposits, partially offset by a $48.9 million increase in the average balance of time deposits.

•

The effective income tax rate increased 0.8% to 20.7% for the three months ended September 30, 2020 as compared to 19.9% for the same three month period in 2019. The increase in the tax rate in the third quarter of 2020, as compared to the same quarter in 2019, was primarily related to a decrease in the percentage of the Company’s total revenues that were derived from investments in tax exempt loans and securities.

The following represents significant highlights of the Company’s operating results between the first nine months of 2020 and the first nine months of 2019.

•	Net income increased $2.6 million, or 107.2%, to $5.0 million.
•	Basic and diluted earnings per share were both $0.85 per share and increased $0.38 per share.
•	Return on average assets increased 25 basis points to 0.58% as the increase in income outpaced the increase in average assets.
•

Net interest income, after provision for loan losses, increased by $731,000, or 3.8%, to $19.8 million.  The increase in net interest income after provision for loan losses was primarily due to the decrease in the average rates paid on interest-bearing liabilities, coupled with an increase in the average balances of interest-earning assets, offset by a significant increase in the provision for loan losses, which is reflective of an increase in average loan balances. Additional provisioning for loan losses was also applied as a reflection of the substantial increase in economic uncertainty and the resultant potential for increased credit losses in future periods as a consequence of the COVID-19 pandemic.

•

Net interest margin decreased by one basis point to 2.93%, primarily as a result of a $59.8 million increase in the average balance of time deposits, offset by a 77 basis point decrease in the average rate paid on time deposits.

•

The effective income tax rate decreased 3.2% to 20.5% for the nine months ended September 30, 2020 as compared to 23.7% for the same nine month period in 2019.  This decrease was primarily related to the 2019 nonrecurring establishment, through a charge to earnings, of a $136,000 valuation allowance to reserve against deferred tax assets related to New York State income taxes.

The following reflects the significant changes in financial condition between December 31, 2019 and September 30, 2020.  In addition, the following reflects significant changes in asset quality metrics between September 30, 2019 and September 30, 2020.

•

Total assets increased $108.2 million, or 9.9% to $1.2 billion at September 30, 2020, as compared to December 31, 2019, primarily due to increases in loans, cash and cash equivalents, and investment securities.  These increases were funded largely by increases in deposits, including brokered deposits.

•

Asset quality metrics, as measured by net loan charge-offs, remained stable, in comparison to recent reporting periods.  The annualized net loan charge-offs to average loans ratio was 0.08% for the third quarter of 2020, compared to 0.07% for the third quarter of 2019, and 0.09% for the fourth quarter of 2019.  Nonperforming loans to total loans increased 88 basis points to 1.61% at September 30, 2020, compared to 0.73% at September 30, 2019. Nonperforming loans to total loans increased 94 basis points to 1.61% at September 30, 2020 compared to 0.67% at December 31, 2019. Correspondingly, the ratio of the allowance for loan losses to nonperforming loans was 91.44% at September 30, 2020, as compared to 156.43% at September 30, 2019, and 165.25% at December 31, 2019.

The Company had net income of $1.5 million for the three months ended September 30, 2020 compared to net income of $1.3 million for the three months ended September 30, 2019.  The $179,000 increase in net income was due primarily to a $1.4 million decrease in interest expense, a $205,000 increase in noninterest income, and $52,000 decrease in noninterest expense.  Offsetting the increase to net income was a $1.1 million increase in the provision for loan losses, a $246,000 decrease in interest and dividend income, and a $48,000 increase in income tax expense.

Net interest income before the provision for loan losses increased $1.1 million, or 15.4%, to $8.3 million for the three months ended September 30, 2020 as compared to $7.2 million for the same three month period in 2019.  The increase was the result of the increase in average interest-earning asset balances due to increases among all interest earning asset categories.  The positive effects of increased average interest-earning assets for the three months ended September 30, 2020, as compared to the same three month period in 2019, were partially offset by a decrease in the average yield of interest-earning assets of 67 basis points to 3.80% for the three months ended September 30, 2020 from 4.47% for the same three month period of the previous year. Further, this increase in net interest income was partially offset by an increase of $90.3 million in the average balance of interest bearing liabilities, which was partially offset by a 77 basis point decrease in the average cost of interest-bearing liabilities between the year-over-year third quarter periods.

The $205,000, or 15.9%, increase in noninterest income in the quarter ended September 30, 2020, as compared to the same quarterly period in 2019, was primarily the result of a $114,000 increase in gains on marketable equity securities, an increase of $96,000 in net gains on sales of loans and foreclosed real estate, a $47,000 increase in insurance agency revenue, and a $43,000 increase in debit card interchange fees.  These increases were partially offset by a $94,000 reduction in net gains on sales and redemptions of investment securities. All other noninterest income categories decreased by $1,000 in the three months ended September 30, 2020, as compared to the same prior year period.  The overall increases in noninterest income were significantly muted in the third quarter of 2020 by reduced customer transactional activity levels and the Bank’s increased levels of fee waivers and other forbearances in response to the local economic effects of the COVID-19 pandemic.

The $52,000 decrease in noninterest expense in the quarter ended September 30, 2020, as compared to the same quarterly period in 2019, was due primarily to decreases in insurance agency expense, professional and other services expense, other expenses, and community service activities of $77,000, $70,000, $70,000, and $66,000, respectively.   These expenses were substantially curtailed in the period as a result of the significant restrictions placed on many business activities as a result of the pandemic.   The decreases in noninterest expense were partially offset by increases in salaries and employee benefits expense and building and occupancy costs of $121,000 and $89,000, respectively. All other noninterest expense categories decreased by $21,000, or 1.9%, in the three months ended September 30, 2020, as compared to the same prior year period.

For the three months ended September 30, 2020, we recorded $1.7 million in provision for loan losses as compared to $600,000 in the same prior year three month period.  This $1.1 million increase in the provision for loan losses was primarily due to economic uncertainty and the resultant potential for increased credit losses in future periods, as a result of the COVID-19 pandemic. Additionally, the provision reflected an increase in outstanding loan balances, excluding PPP loans, of $19.1 million, or 2.6%, in the third quarter of 2020, compared to the same quarter in the previous year, as well as an increase in the non-performing loans to period end loans as a result of the addition of two commercial loan relationships.

In comparing the year-over-year third quarter periods, the return on average assets decreased one basis point to 0.50% due to the combined effects of the increase in net income (the numerator in the ratio) and the increase in average assets (the denominator in the ratio).  Average assets increased due to increases in average loans and average taxable and tax-exempt securities of $108.0 million and $32.7 million, respectively, in the third quarter of 2020 as compared to the same quarter of 2019.  Average interest-bearing deposits increased $90.0 million in the third quarter of 2020, as compared with the same quarter in 2019.  The increase in deposits was due to growth in retail and commercial relationship deposits, primarily from activities related to PPP loans and increased brokered deposit acceptances. The increase in brokered deposits accepted by the Bank resulted from its efforts to increase cash and cash equivalent balances in response to the COVID-19 pandemic.

The Company had net income of $5.0 million for the nine months ended September 30, 2020 compared to net income of $2.4 million for the nine months ended September 30, 2019.  The $2.6 million increase in net income was due primarily to a $3.3 million increase in net interest income, a $1.2 million increase in noninterest income and $1.3 million decrease in noninterest expense. Offsetting the increase in net income was an increase of $2.5 million in the provision for loan losses and a $516,000 increase in income tax expense.

Net interest income before the provision for loan losses increased $3.3 million to $23.7 million for the nine months ended September 30, 2020, as compared to $20.5 million for the same nine month period in 2019.   The increase was due principally to a $1.5 million, or 5.0%, increase in interest and dividend income that was a result of growth in average interest-earning assets of $152.4 million compared to the prior year nine month period. Average loans for the first nine months of 2020 increased by $121.6 million, or 18.2%, over the prior year period, primarily the result of growth in the commercial loan portfolios and in particular PPP loans, while the average interest rate earned on interest-earning assets decreased by 43 basis points. Average interest-bearing liabilities increased by $101.8 million, or 12.8%, for the nine months ended September 30, 2020 as compared to the prior year period; however, the average interest rate paid on interest-bearing liabilities decreased by 45 basis points.

The $1.2 million, or 32.6%, increase in noninterest income for the nine months ended September 30, 2020, when compared to the same nine month period in 2019, was primarily the result of an increase of $844,000 in net gains on sales and redemptions of investment securities, and a $860,000 increase in net gains on the sales of loans and foreclosed real estate. The investment securities sales were part of the Company’s portfolio optimization and liquidity management strategies and were sold in order to improve the expected future total returns within the investment portfolio, particularly in light of potentially increased prepayment activity, related to the sharp decline in general interest rates, and/or potential credit downgrade concerns following the onset of the COVID-19 pandemic. The increased gain on the sales of loans and foreclosed real estate was primarily the result of the sale of $35.9 million in seasoned, conforming residential mortgage loans that was completed in January 2020 and resulted in the recognition of a gain of $659,000.  Also contributing to the increase in noninterest income was insurance agency revenue, other charges, commissions and fees, debit card interchange fees, and loan servicing fees, which increased $108,000, $96,000, $80,000, and $74,000, respectively.  The net increase in these categories of noninterest income were in part due to the Company’s increased strategic focus on improving recurring noninterest income. However, as noted above, overall increases in noninterest income were significantly muted in the second and third quarter of 2020 by reduced customer activity levels and the Bank’s increased levels of fee waivers and forbearances in response to the local economic effects of the COVID-19 pandemic.  These net increases in noninterest income were partially offset by an $859,000 increase in net losses on equity securities, as discussed below.

Since 2016, the Company held a passive equity investment, acquired for $534,000, in an otherwise unaffiliated financial institution.  The issuer of that originally-purchased common stock was acquired in June 2020 by another financial institution (the acquiring bank).  Upon the closing of the transaction, the acquisition resulted in the Company receiving total cash and stock compensation of $911,000 for its equity investment, based on the closing stock price of the acquiring institution on June 30, 2020.  As a result, during the second quarter of 2020, the Company recorded a net gain on sales and redemptions of investment securities of $115,000 and a gain on equity securities of $438,000.  The Company retained its shares of the acquiring bank, valued at $634,000 at September 30, 2020, and has the ability to hold the investment indefinitely.  In the third quarter of 2020, the Company received a cash dividend of $7,000 from the acquiring bank and recognized a net loss of $12,000 resulting from the quarter-over-quarter change in the market value of this investment.

In addition, the Company held a fixed-income, non-exchange traded investment, previously categorized as available-for-sale, which was managed since its acquisition in 2017 by an external party. The investment was previously reported at its stated net asset value, which was $2.1 million at March 31, 2020.  The investment, was substantially restructured and subsequently listed on June 17, 2020 as a publicly-traded common stock on the New York Stock Exchange.  Due to what management believes were technical factors related to the listing itself, and the almost universal pricing pressure on publicly-traded assets of this type in the current uncertain economic environment, the closing stock price at June 30, 2020 was significantly below the historical amortized cost of the investment on that date.  Therefore, the restructuring and listing events caused the Company to recognize an unrealized loss in the second quarter of $1.2 million, which was measured by the difference between the newly-issued stock’s closing price at June 30, 2020 and its net asset value at March 31, 2020.  The Company’s management believes that the investment is fundamentally sound, will sustainably generate significant dividend income in the future and that the Company has the ability to hold the security indefinitely.  In the third quarter of 2020, the Company received a cash dividend of $39,000 from the issuer of this stock investment and recognized a net gain of $130,000 resulting from the quarter-over-quarter change in the market value of this investment.

Total noninterest expense for the nine month period of 2020 was $18.2 million, a decrease of $1.3 million, or 6.7%, compared with $19.5 million for the prior year period. The reduced noninterest expense for the nine month period ended September 30, 2020, as compared to the same period in 2019, was principally driven by a decrease of $764,000 in personnel expenses, a $282,000 decrease in foreclosed real estate expenses, and a $229,000 reduction in community service activities expenses. The decrease in personnel expenses in the first nine months of 2020, as compared to the same nine month period in 2019, was primarily due to a $316,000 decrease in net salaries expense.  This reduction in net salaries expense primarily resulted from the increased deferral of these expenses into the unamortized cost of the loans originated in the first nine months of 2020.  The increased volume of loans originated in the first nine months of 2020, as compared to the same period in 2019, was due primarily to the PPP loan volume originated in the second and third quarter of 2020, as discussed above.  In addition, personnel expenses declined in the nine months ended September 30, 2020, as compared to the same period in 2019, due primarily to decreases of $461,000 in employee benefits.  The decrease in other employee benefits for the nine months ended September 30, 2020, as compared to the same nine month period in 2019, was primarily due to decreases in pension, employee medical, and other employee benefits expenses.  Pension expense decreased primarily due to the higher market value of pension assets held in trust at January 1, 2020 as compared to the same date in 2019.  The higher market values for pension assets resulted from market value appreciation of those assets in 2019.  Medical expenses declined primarily due to reduced employee utilization of elective medical services and increased cost sharing of certain medical costs with employees in 2020, as compared to the previous year.  The decrease in other employee benefits expenses related to reduced levels of certain training, employee recognition and other employee-related activities due primarily to restrictions on such activities resulting from the pandemic.

For the first nine months of 2020, we recorded $3.9 million in provision for loan losses as compared to $1.4 million in the same prior year nine month period.  This $2.5 million increase in the provision for loan losses resulted from year-over-year increases in: (1) the qualitative factors used in determining the adequacy of the allowance for loan losses, (2) the size of the loan portfolio, and (3) delinquent and nonaccrual loans.  The increase in the quantitative factors used in determining the provision for loan losses reflected the substantial increase in economic uncertainty and the resultant potential for increased credit losses in future periods as a consequence of the COVID-19 pandemic.  In addition, outstanding loan balances, excluding PPP loans, increased $19.1 million, or 2.6%, in the nine months ended September 30, 2020, as compared to the same period in the previous year, and therefore also required a corresponding increase in the estimable and probable loan losses inherent in the loan portfolio.  Finally, the provision for loan losses in the nine months ended September 30, 2020 was further increased, as compared to the same period in 2019, by the effects of an increase in the ratio of delinquent loans to total loans, which increased to 2.57% at September 30, 2020 as compared to 1.36% at

September 30, 2019, coupled with an increase in nonaccrual loans that increased $7.9 million to $13.2 million at September 30, 2020 as compared to $5.3 million at September 30, 2019.

Return on average assets increased 25 basis points to 0.58% between the year-over-year nine month periods as the change in net income in the nine month period ended September 30, 2020 (the numerator of the ratio) increased by a higher percentage than the rate at which average assets (the denominator of the ratio) grew during the period.

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

	For the three months ended September 30,
	2020			2019
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$815,212	$8,810	4.32%	$707,250	$8,817	4.99%
Taxable investment securities	256,958	1,623	2.53%	235,095	1,833	3.12%
Tax-exempt investment securities	12,549	50	1.59%	1,710	11	2.57%
Fed funds sold and interest-earning deposits	18,857	4	0.08%	17,039	72	1.69%
Total interest-earning assets	1,103,576	10,487	3.80%	961,094	10,733	4.47%
Noninterest-earning assets:
Other assets	79,901			68,095
Allowance for loan losses	(10,969)			(7,980)
Net unrealized losses on available-for-sale securities	(206)			(9)
Total assets	$1,172,302			$1,021,200
Interest-bearing liabilities:
NOW accounts	$80,636	$45	0.22%	$66,189	$34	0.21%
Money management accounts	16,332	4	0.10%	13,538	5	0.15%
MMDA accounts	204,943	316	0.62%	197,309	521	1.06%
Savings and club accounts	99,909	22	0.09%	83,696	25	0.12%
Time deposits	416,190	1,229	1.18%	367,271	2,260	2.46%
Subordinated loans	15,148	191	5.04%	15,114	216	5.72%
Borrowings	73,655	369	2.00%	73,350	467	2.55%
Total interest-bearing liabilities	906,813	2,176	0.96%	816,467	3,528	1.73%
Noninterest-bearing liabilities:
Demand deposits	158,600			103,698
Other liabilities	12,567			11,762
Total liabilities	1,077,980			931,927
Shareholders' equity	94,322			89,273
Total liabilities & shareholders' equity	$1,172,302			$1,021,200
Net interest income		$8,311			$7,205
Net interest rate spread			2.84%			2.74%
Net interest margin			3.01%			3.00%
Ratio of average interest-earning assets to average interest-bearing liabilities			121.70%			117.71%

	For the nine months ended September 30,
	2020			2019
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$791,088	$26,884	4.53%	$669,457	$24,614	4.90%
Taxable investment securities	245,228	4,998	2.72%	229,455	5,438	3.16%
Tax-exempt investment securities	7,839	109	1.85%	9,793	170	2.31%
Fed funds sold and interest-earning deposits	36,848	53	0.19%	19,924	288	1.93%
Total interest-earning assets	1,081,003	32,044	3.95%	928,629	30,510	4.38%
Noninterest-earning assets:
Other assets	76,726			67,237
Allowance for loan losses	(9,921)			(7,545)
Net unrealized losses on available for sale securities	(629)			(1,640)
Total assets	$1,147,179			$986,681
Interest-bearing liabilities:
NOW accounts	$79,172	$109	0.18%	$67,984	$90	0.18%
Money management accounts	15,450	14	0.12%	13,725	15	0.15%
MMDA accounts	200,529	1,072	0.71%	186,434	1,350	0.97%
Savings and club accounts	93,926	70	0.10%	84,423	75	0.12%
Time deposits	412,625	5,111	1.65%	352,827	6,400	2.42%
Subordinated loans	15,139	589	5.19%	15,103	650	5.74%
Borrowings	82,663	1,349	2.18%	77,228	1,472	2.54%
Total interest-bearing liabilities	899,504	8,314	1.23%	797,724	10,052	1.68%
Noninterest-bearing liabilities:
Demand deposits	142,379			102,228
Other liabilities	12,487			10,135
Total liabilities	1,054,370			910,087
Shareholders' equity	92,809			76,594
Total liabilities & shareholders' equity	$1,147,179			$986,681
Net interest income		$23,730			$20,458
Net interest rate spread			2.72%			2.70%
Net interest margin			2.93%			2.94%
Ratio of average interest-earning assets to average interest-bearing liabilities			120.18%			116.41%

As indicated in the above tables, net interest income, before provision for loan losses, increased $1.1 million, or 15.4%, to $8.3 million for the three months ended September 30, 2020 as compared to $7.2 million for the same prior year period.  This increase was due principally to the $142.5 million, or 14.8%, increase in the average balance of interest-earning assets, partially offset by a decrease of 67 basis points on the average yield earned on those assets.  These factors on net interest income were partially offset by an increase in the average balance of interest-bearing liabilities of $90.3 million, or 11.1%.  The negative effect of this increase in the average balance of interest-bearing liabilities on net interest income was partially offset by a decrease of 77 basis points on the average interest rate paid on those liabilities. In total, net interest margin decreased one basis point to 3.01%.  The following analysis should also be viewed in conjunction with the table below which reports the changes in net interest income attributable to rate and volume.

Interest and dividend income decreased $246,000, or 2.3%, to $10.5 million for the three months ended September 30, 2020 compared to $10.7 million for the same three month period in 2019.  The decrease in interest income was due principally to the decrease in the average rates earned on average interest-earning assets (primarily loans), which decreased 67 basis points between the year-over-year third quarter periods.  This decrease was partially offset by an increase in the average balance of interest earning assets, which increased between the year-over-year third quarter periods by 14.8%.  The average balance of loans increased by $108.0 million.  The increase in the average balance of loans reflected the Company’s continued success in its expansion within the greater Syracuse, New York market and the Company’s participation in the PPP loan program.

Interest expense for the three months ended September 30, 2020 decreased $1.4 million, or 38.3%, to $2.2 million when compared to the same prior year period.  Deposit interest expense decreased $1.2 million, or 43.2%, to $1.6 million due to a 77 basis point decrease in the annualized rate paid on deposits to 0.79% for the three months ended September 30, 2020, as compared to 1.56% for the three months ended September 30, 2019.  This was partially offset by a $90.0 million increase in the average balance of interest-bearing deposits during the same time periods.   This decrease in the average cost of deposits was primarily due to a 128 basis point decrease in the average rates paid on time deposits, during the three months ended September 30, 2020 as compared to the same three month period in 2019 due to the general decline in market interest rates during the second quarter of 2020.  In 2019, the average rates paid on time deposits reflected the competitive environment for such deposits within the Company’s marketplace.

For the nine month period ended September 30, 2020, net interest income, before the provision for loan losses, increased $3.3 million, or 16.0%, to $23.7 million compared to $20.5 million for the nine months ended September 30, 2019.  Interest and dividend income increased $1.5 million, or 5.0%, to $32.0 million for the nine months ended September 30, 2020 from $30.5 million for the same nine month period in 2019.  The increase in interest income was due principally to the increase in average balances of federal funds sold and interest-earning deposits and loans, which increased 84.9% and 18.2%, respectively, between the year-over-year nine month periods.  The increase in the average balance of federal funds sold and interest-earning deposits was a result of the COVID-19 pandemic.  The Bank substantially increased the liquidity of its balance sheet to support the potential needs of the customers and communities it serves. The increase in the average balance of loans reflected the Company’s continued success in its expansion within the greater Syracuse market and the Company’s participation in the PPP loan program.  The increase in interest income was partially offset by a decrease in the average yield of interest-earning assets of 43 basis points to 3.95% for the nine months ended September 30, 2020 as compared to the prior year nine month period.  Further contributing to the increase in net interest income was a $1.7 million decrease in interest expense, primarily due to a $1.6 million decrease in deposit expense.

Interest expense for the nine months ended September 30, 2020 decreased $1.7 million, or 17.3%, to $8.3 million as compared to $10.1 million for the nine months ended September 30, 2019.  The decrease in interest expense was due principally to a 45 basis point decrease in the average rate paid on interest-bearing liabilities to 1.23%, partially offset by a $101.8 million increase in the average balance of these liabilities.   The decrease in interest expense was due to a $1.6 million decrease in deposit interest expense, a $123,000 decrease in borrowings expense, and a $61,000 decrease in subordinated loan expense.   The average balance of interest-bearing deposits, which include brokered deposits, increased $96.3 million between the year-over-year nine month periods.  The average rate paid on interest- bearing deposits decreased 44 basis points to 1.06% for the nine months ended September 30, 2020 as compared with the same nine month period in 2019.  This decrease was primarily due to a 55 basis point decrease in the average rate paid on time deposits, during the nine months ended September 30, 2020 as compared to the same time period in 2019.  The decrease in the average rates paid on those deposits reflected the general decline in market interest rates during the first nine months of 2020.

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

	Three months ended September 30,			Nine months ended September 30,
	2020 vs. 2019			2020 vs. 2019
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Loans	$5,012	$(5,019)	$(7)	$5,110	$(2,840)	$2,270
Taxable investment securities	846	(1,056)	(210)	524	(964)	(440)
Tax-exempt investment securities	68	(29)	39	(31)	(30)	(61)
Interest-earning deposits	48	(116)	(68)	222	(457)	(235)
Total interest income	5,974	(6,220)	(246)	5,825	(4,291)	1,534
Interest Expense:
NOW accounts	8	3	11	15	4	19
Money management accounts	5	(6)	(1)	2	(3)	(1)
MMDA accounts	130	(335)	(205)	149	(427)	(278)
Savings and club accounts	21	(24)	(3)	11	(16)	(5)
Time deposits	1,707	(2,738)	(1,031)	1,436	(2,725)	(1,289)
Subordinated loans	3	(28)	(25)	3	(64)	(61)
Borrowings	13	(111)	(98)	145	(268)	(123)
Total interest expense	1,887	(3,239)	(1,352)	1,761	(3,499)	(1,738)
Net change in net interest income	$4,087	$(2,981)	$1,106	$4,064	$(792)	$3,272

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

Management extensively reviews recent trends in historical losses, qualitative factors and specific reserve needs on loans individually evaluated for impairment in its determination of the adequacy of the allowance for loan losses. We recorded $1.7 million in provision for loan losses for the three month period ended September 30, 2020, as compared to $600,000 for the three month period ended September 30, 2019.  The $1.1 million increase in the provision for loan losses for the third quarter of 2020, as compared to the same quarter in 2019, resulted from year-over-year increases in: (1) the qualitative factors used in determining the adequacy of the allowance for loan losses, (2) the size of the loan portfolio, and (3) delinquent and nonaccrual loans.  The increase in the quantitative factors used in determining the provision for loan losses reflects the substantial increase in economic uncertainty and the resultant potential for increased credit losses in future periods as a consequence of the COVID-19 pandemic.  Outstanding loan balances increased $108.0 million, or 15.3%, in the quarter ended September 30, 2020, as compared to the same quarter in the previous year, and therefore required a corresponding increase in the estimable and probable loan losses inherent in the loan portfolio.  Finally, the provision for loan losses in the quarter ended September 30, 2020 was further increased, as compared to the same quarter in 2019, by the effects of an increase in the ratio of delinquent loans to total loans, which increased to 2.57% at September 30, 2020 as compared to 1.36% at September 30, 2019, coupled with an increase in nonaccrual loans that increased $7.9 million to $13.2 million at September 30, 2020 as compared to $5.3 million at September 30, 2019.

For the first nine months of 2020, we recorded $3.9 million in provision for loan losses as compared to $1.4 million in the same prior year nine month period.  This $2.5 million increase in the provision for loan losses resulted from year-over-year increases in: (1) the qualitative factors used in determining the adequacy of the allowance for loan losses, (2) the size of the loan portfolio, and (3) delinquent and nonaccrual loans.  The increase in the quantitative factors used in determining the provision for loan losses reflects the substantial increase in economic uncertainty and the resultant potential for increased credit losses in future periods as a consequence of the COVID-19 pandemic.

The Company measures delinquency based on the amount of past due loans as a percentage of total loans.  The ratio of delinquent loans to total loans increased to 2.57% at September 30, 2020 as compared to 2.09% at December 31, 2019.  Delinquent loans (numerator) increased $4.9 million while total loan balances (denominator) increased $40.7 million at September 30, 2020, as compared to December 31, 2019.  The increase in past due loans was primarily driven by an increase of $7.2 million in loans delinquent more than 90 days, partially offset by a $1.8 million decrease in loans delinquent 30-59 days and a $515,000 decrease in loans delinquent 60-89 days. The increase in loans delinquent 90 days or more at September 30, 2020 as compared to December 31, 2019 was primarily due to the addition of two commercial loan relationships.

At September 30, 2020, there were $21.2 million in loans past due including $7.9 million in loans 30-59 days past due, $849,000 in loans 60-89 days past due and $12.4 million in loans 90 or more days past due.  At December 31, 2019, there were $16.3 million in loans past due including $9.7 million in loans 30-59 days past due, $1.4 million in loans 60-89 days past due and $5.2 million in loans 90 or more days past due.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, including insurance agency commissions, and net gains on sales of securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(Dollars in thousands)	2020	2019	Change		2020	2019	Change
Service charges on deposit accounts	$339	$399	$(60)	-15.0%	$998	$1,029	$(31)	-3.0%
Earnings and gain on bank owned life insurance	133	133	-	0.0%	355	355	-	0.0%
Loan servicing fees	90	57	33	57.9%	218	144	74	51.4%
Debit card interchange fees	209	166	43	25.9%	577	497	80	16.1%
Insurance agency revenue	217	170	47	27.6%	739	631	108	17.1%
Other charges, commissions and fees	224	198	26	13.1%	702	606	96	15.8%
Noninterest income before gains (losses)	1,212	1,123	89	7.9%	3,589	3,262	327	10.0%
Net gains on sales and redemptions of investment securities	27	121	(94)	-77.7%	1,076	232	844	363.8%
Gains/(Losses) on marketable equity securities	118	4	114	2850.0%	(798)	61	(859)	-1408.2%
Net gains on sales of loans and foreclosed real estate	134	38	96	252.6%	903	43	860	2000.0%
Total noninterest income	$1,491	$1,286	$205	15.9%	$4,770	$3,598	$1,172	32.6%

The $205,000, or 15.9%, increase in noninterest income in the quarter ended September 30, 2020, as compared to the same quarterly period in 2019, was primarily the result of a $114,000 increase in gains on marketable equity securities and a $96,000 increase in net gains on sales of loans and foreclosed real estate for the current period.  The increase in net gains on sales of loans and foreclosed real estate for the quarter ended September 30, 2020, as compared to the same quarterly period in 2019, was primarily the result of increased originations of 1-4 family residential mortgages sold into the secondary market.  The increase in the number of residential originations was in 2020 was primarily due to significant declines in mortgage loan interest rates in 2020 as compared to the previous year. These increases in noninterest income were partially offset by a $94,000 decrease in net gains on sales and redemptions of investment securities.

Excluding the effects of the quarter over quarter fluctuations discussed above, all other recurring noninterest income categories increased by $89,000, or 7.9%, in the three months ended September 30, 2020, as compared to the same prior year period.  These increases were primarily due to increases in insurance agency revenue and debit interchange fees, which increased $47,000 and $43,000, respectively.  These increases were offset by a $60,000 decrease in deposit account fees.  The overall increases in noninterest income were significantly muted in the second and third quarter of 2020 by reduced customer transactional activity levels and the Bank’s increased levels of fee waivers and other forbearances in response to the local economic effects of the COVID-19 pandemic.

The $1.2 million, or 32.6%, increase in noninterest income for the nine months ended September 30, 2020, when compared to the same nine month period in 2019, was primarily the result of an increase of $844,000 in net gains on sales and redemptions of investment securities, and a $860,000 increase in net gains on the sales of loans and foreclosed real estate. The investment securities sales were part of the Company’s portfolio optimization and liquidity management strategies and were sold in order to improve the expected future total returns within the investment portfolio, particularly in light of potentially increased prepayment activity, related to the sharp decline in general interest rates, and/or potential credit downgrade concerns following the onset of the COVID-19 pandemic. The increased gain on the sales of loans and foreclosed real estate was primarily the result of the sale of $35.9 million in seasoned, conforming residential mortgage loans that was completed in January 2020 and resulted in the recognition of a gain of $659,000. These net increases in noninterest income were partially offset by an $859,000 increase in net losses on equity securities, as discussed above.

Excluding the effects of the period over period fluctuations discussed above, all other noninterest income categories increased in the aggregate by $327,000, or 10.0%, to $4.8 million in the nine months ended September 30, 2020 as compared with $3.6 million in the same nine month period of 2019.  This $327,000 period over period increase in noninterest income was due primarily to increases in insurance agency revenue, other charges, commissions and fees, debit card interchange fees, and loan servicing fees, which increased $108,000, $96,000, $80,000, and $74,000, respectively.  The net increase in these categories of noninterest income were in part due to the Company’s increased strategic focus on improving recurring noninterest income.  However, as noted above, overall increases in noninterest income were significantly muted in the second and third quarter of 2020 by reduced customer activity levels and the Bank’s increased levels of fee waivers and forbearances in response to the local economic effects of the COVID-19 pandemic.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(Dollars in thousands)	2020	2019	Change		2020	2019	Change
Salaries and employee benefits	$3,396	$3,275	$121	3.7%	$9,615	$10,379	$(764)	-7.4%
Building and occupancy	788	699	89	12.7%	2,249	1,986	263	13.2%
Data processing	569	587	(18)	-3.1%	1,721	1,749	(28)	-1.6%
Professional and other services	282	352	(70)	-19.9%	899	1,068	(169)	-15.8%
Advertising	236	238	(2)	-0.8%	673	719	(46)	-6.4%
FDIC assessments	170	130	40	30.8%	509	371	138	37.2%
Audits and exams	126	104	22	21.2%	376	304	72	23.7%
Insurance agency expense	113	190	(77)	-40.5%	517	618	(101)	-16.3%
Community service activities	44	110	(66)	-60.0%	163	392	(229)	-58.4%
Foreclosed real estate expenses	7	28	(21)	-75.0%	42	324	(282)	-87.0%
Other expenses	499	569	(70)	-12.3%	1,469	1,622	(153)	-9.4%
Total noninterest expenses	$6,230	$6,282	$(52)	-0.8%	$18,233	$19,532	$(1,299)	-6.7%

The $52,000, or 0.8%, decrease in noninterest expense between the year-over-year third quarter periods was principally due to decreases in insurance agency expense, professional and other services expense, other expenses, and community service activities, which was partially offset by increases in salaries and employee benefit expense and building and occupancy costs.  The detail of the components of the overall decrease in noninterest expense is as follows:

•

Insurance agency expense decreased $77,000 as a result of nonrecurring, retroactive adjustments that were made to previously expensed items that were subsequently reallocated, through the exercise of certain contractual agreement provisions, from the Company to the minority ownership of the Agency.

•	Professional and other services expense decreased $70,000 primarily as a result of a decrease in consulting fees from the prior year.
•

The $70,000 decrease in other expenses was primarily due to decreases in travel and training expense and meals and entertainment expense.   These expenses were substantially curtailed in the period as a result of the significant restrictions placed on many business activities as a result of the pandemic.

•

The $66,000 decrease in community service activities was a result of significant restrictions placed on many business activities as a result of the pandemic and an associated decrease in community-sponsored events and activities by the Bank.

•

Salaries and employee benefits expense increased as a result of an increase in salaries and expense of $128,000, which is consistent with the Company’s increased asset size and general inflationary factors.

•

Building and occupancy costs increased $89,000 as a result of an increase in maintenance costs and depreciation expense of $69,000 and $28,000, respectively. These increases are consistent with the Company’s recent refurbishments of certain branch and administrative locations and the relative timing of certain maintenance activities.

•	All other noninterest expenses increased in aggregate in the year-over-year three month periods by a total of $21,000, or 1.9%, due to a broad range of individually immaterial variances.

The $1.3 million, or 6.7%, decrease in noninterest expenses between the nine month period ended September 30, 2020 and the same nine month period in the prior year was principally due to decreases in salaries and employee benefits expense, foreclosed real estate expense, and community service activities.  The detail of the components of the overall decrease in noninterest expense is as follows:

•

The $764,000 decrease in salaries and employee benefits expense in the first nine months of 2020, as compared to the same nine month period in 2019, primarily resulted from the increased deferral of these expenses into the unamortized cost of the loans originated in the first six months of 2020.  The increased volume of loans originated in the first nine months of 2020, as compared to the same period in 2019, was due primarily to the PPP loan volume originated in the second and third quarter of 2020, as discussed above.  In addition, personnel expenses declined in the nine months ended September 30, 2020, as compared to the same period in 2019, due primarily to decreases of $461,000 in employee benefits.  The decrease in other employee benefits for the nine months ended September 30, 2020, as compared to the same nine month period in 2019, was primarily due to decreases in pension, employee medical and other employee benefits expenses.  Pension expense decreased primarily due to the higher market value of pension assets held in trust at January 1, 2020 as compared to the same date in 2019.  The higher market values for pension assets resulted from market value appreciation of those assets in 2019.  Medical expenses declined primarily due to reduced employee utilization of elective medical services and increased cost sharing of certain medical costs with employees in 2020, as compared to the previous year.  The decrease in other employee benefits expenses related to reduced levels of certain training, employee recognition and other employee-related activities due primarily to restrictions on such activities resulting from the pandemic.

•	Foreclosed real estate expenses decreased $282,000 as a result of a foreclosed property that the Bank paid taxes on in 2019. This foreclosed property was sold in February 2019.
•

Building and occupancy costs increased $263,000 as a result of an increase in maintenance costs and depreciation expense of $161,000 and $73,000, respectively. These increases are consistent with the Company’s recent refurbishments of certain branch and administrative locations and the relative timing of certain maintenance activities.

•

The $229,000 decrease in community service activities was a result of significant restrictions placed on many business activities as a result of the pandemic and an associated decrease in community-sponsored events and activities by the Bank.

•	Professional and other services expense decreased $169,000 primarily as a result of a decrease in consulting fees from the prior year.

•	All other noninterest expenses decreased in aggregate in the year-over-year nine month periods by a total of $118,000, or 2.2%.

At September 30, 2020, the Bank serviced 481 residential mortgage loans in the aggregate amount of $49.2 million that have been sold on a non-recourse basis to FNMA.  FNMA is the only unrelated third-party that has acquired loans originated by the Bank. On an infrequent basis, loans previously sold to FNMA that subsequently default may be found to have underwriting defects that place the loans out of compliance with the representations and warranties made by the Bank.  This can occur at any time while the loan is outstanding.  In such cases, the Bank is required to repurchase the defaulted loans from FNMA.  Repurchase losses sustained by the Bank include all costs incurred by FNMA as part of the foreclosure process, including items such as delinquent property taxes and legal fees.  Management continues to monitor the underwriting standards applied to all residential mortgage loan originations and subsequent sales through its quality control processes and considers these occurrences and their related expenses to be isolated instances.

Income Tax Expense

Income tax expense increased $48,000 to $372,000, with an effective tax rate of 20.7%, for the quarter ended September 30, 2020, as compared to $324,000, with an effective tax rate of 19.9%, for the same three month period in 2019.  The increase in income tax expense in the current quarter, as compared to the same quarter in 2019, was primarily attributable to the year-over-year third quarter increase in pre-tax net income.

Income tax expense increased $516,000 to $1.3 million, with an effective tax rate of 20.5% for the nine months ended September 30, 2020 as compared to $750,000, with an effective tax rate of 23.7%, for the same nine month period in 2019. Effective in January 2018, the Company adopted a modification methodology affecting how the Company’s state income tax liability is computed.  Under this adopted methodology it is unlikely that the Company will pay income taxes to New York in future periods.  It was therefore determined to be probable that the Company’s deferred tax assets related to New York State income taxes were unlikely to further reduce the Company’s state income tax rate in the future. Accordingly, a valuation allowance against the value of those deferred tax assets was established to reduce the net deferred tax asset related to New York income taxes to $0. As a result, in the quarter ended March 31, 2019, the Company established, through a charge to earnings, a valuation allowance in the amount of $136,000.  This charge to earnings increased the Company’s effective tax rate by 18.3% in that period.  In the quarter, ended March 31, 2020, management further evaluated all factors related to the expected filings of future New York State tax returns and elected to eliminate its remaining New York State net deferred tax asset balances and the related and offsetting valuation allowance on January 1, 2020.  The effect of these eliminations required an adjustment to other comprehensive income balances and had no effect on the first nine months of 2020 reported earnings.  At September 30, 2020 and June 30, 2019, the Company’s net deferred tax asset related to New York income taxes was $0.

The Company’s effective tax rate differs from the statutory federal tax rate of 21% due primarily to tax-exempt income from specific types of investment securities and loans, bank owned life insurance, and, to a much lesser degree, the utilization of low-income housing credits. In addition, the tax effects of certain incentive stock option activity may also reduce the Company’s effective tax rate on a sporadic basis. During the nine months ended September 30, 2020, these effects reduced the Company’s effective tax rate by 0.2%.  Excluding the nonrecurring charge related to the deferred tax asset valuation allowance, income tax expense in the first nine months of 2020 would have been $652,000 more than the same prior year period.  The increase in income tax expense, as compared to the previous year’s same period, was primarily attributable to the year-over-year nine month increase in pre-tax net income.

Earnings per Share

Basic and diluted earnings per share were $0.25 per share for the third quarter of 2020, as compared to $0.22 per basic and diluted share for the same quarter of 2019.

Basic and diluted earnings per share were $0.85 for the nine month period ended September 30, 2020, as compared to $0.47 for the same prior year period.  The increase in earnings per share between these two periods was due to the increase in net income between these two time periods.  Further information on earnings per share can be found in Note 3 of this Form 10-Q.

Changes in Financial Condition

Assets

Total assets increased $108.2 million, or 9.9%, to $1.2 billion at September 30, 2020 as compared to $1.1 billion at December 31, 2019.  This increase was due primarily to increases in loans, investment securities, and cash and cash equivalents.

Total net loans receivable increased $35.4 million, or 4.6%, to $808.2 million at September 30, 2020 from $772.8 million at December 31, 2019.  The increase was primarily the result of an increase of $92.3 million in commercial loans between these two dates, partially offset by decreases in residential mortgage loans and consumer loans of $26.1 million and $25.5 million, respectively. Commercial loans increased primarily due to increases of $75.3 million in PPP loans and $28.6 million in commercial real estate loans.  This was reflective of high levels of participation in the government relief program, organic loan growth and the Company’s continued success in its expansion within the greater Syracuse, New York market.  The decrease in residential mortgage loans was primarily the result of the sale of $35.9 million in seasoned conforming residential mortgage loans in the first quarter of 2020, which generated a $680,000 gain.  The decrease in consumer loans was primarily due to general amortization.

Cash and cash equivalents increased $18.8 million, or 93.4%, to $39.0 million at September 30, 2020, as compared to $20.2 million at December 31, 2019.  The $18.8 million increase in cash and cash equivalents was primarily due to the ongoing COVID-19 pandemic; as a result, the Bank has substantially increased the liquidity of its balance sheet to support the potential needs of its customers and communities.  Total restricted cash was $1.6 million and -$0- at September 30, 2020 and December 31, 2019, respectively.

Investment securities increased $51.4 million, or 21.9%, to $286.0 million at September 30, 2020, as compared to $234.7 million at December 31, 2019, due principally to purchases of securities during the first nine months of 2020.

Liabilities

Total liabilities increased $104.1 million, or 10.4%, to $1.1 billion at September 30, 2020 compared to $1.0 billion at December 31, 2019.  Deposits increased $116.3 million, or 13.2%, to $998.2 million at September 30, 2020, compared to $881.9 million at December 31, 2019.  The increase in deposits was due to growth in retail and commercial relationship deposits, primarily from activities related to PPP loans and increased brokered deposit acceptances.  The increase in brokered deposits accepted by the Bank resulted from management’s efforts to increase cash and cash equivalent balances, in response to the COVID-19 pandemic, during the second quarter of 2020. Noninterest-bearing deposits, which are primarily demand deposits, were $157.9 million at quarter end, compared with $107.5 million on December 31, 2019. A significant, but indeterminate amount of this increase in noninterest-bearing accounts is comprised of the unused balances of $51.2 million in PPP loans that were deposited directly into customer accounts during the second quarter of 2020. Borrowed funds balances from the FHLB-NY decreased $12.9 million, or 13.9%, to $80.2 million at September 30, 2020 from $93.1 million at December 31, 2019.

Shareholders’ Equity

The Company’s shareholders’ equity, exclusive of the noncontrolling interest, increased $4.0 million, or 4.5%, to $94.5 million at September 30, 2020, from $90.4 million at December 31, 2019. This increase was principally due to a $3.9 million increase in retained earnings, a $523,000 increase in additional paid in capital and a $135,000 increase in ESOP shares earned, offset by a $473,000 decrease in comprehensive income.  Comprehensive income decreased primarily as the result of losses on derivatives and hedging activities, partially offset by the unrealized gains on available for sale securities during the nine month period.  The increase in retained earnings resulted from $5.1 million in net income recorded in the first nine months of 2020.  Partially offsetting this increase in retained earnings were $836,000 for cash dividends declared on our common stock, $208,000 for cash dividends declared on our preferred stock, and $22,000 for cash dividends declared on our issued warrant.

Capital

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its banking operations.  This strong capital position serves to support growth and expansion activities while at the same time exceeding regulatory standards.  At September 30, 2020, the Bank met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 8%, Tier 1 common equity exceeding 6.5%, and a total risk-based capital ratio exceeding 10%.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The buffer is separate from the capital ratios required under the Prompt Corrective Actions (“PCA”) standards. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum levels of the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity.  The capital conservation buffer requirement is now fully implemented at 2.5% of risk-weighted assets. At September 30, 2020, the Bank exceeded all regulatory required minimum capital ratios, including the capital buffer requirements.

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies developed a “Community Bank Leverage Ratio” (the ratio of a bank's tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies have set the Community Bank Leverage Ratio at 9%. Pursuant to the CARES Act, the federal banking agencies issued final rules to set the Community Bank Leverage Ratio at 8% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the Community Bank Leverage Ratio will increase to 8.5% for the calendar year. Community banks will have until January 1, 2022, before the Community Bank Leverage Ratio requirement will return to 9%. A financial institution can elect to be subject to this new definition. The new rule took effect on January 1, 2020. The Bank did not elect to become subject to the Community Bank Leverage Ratio.

Pathfinder Bank’s capital amounts and ratios as of the indicated dates are presented in the following tables:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be "Well-Capitalized" Under Prompt Corrective Provisions		Minimum For Capital Adequacy with Buffer
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2020:
Total Core Capital (to Risk-Weighted Assets)	$107,746	12.40%	$69,498	8.00%	$86,873	10.00%	$91,216	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$96,872	11.15%	$52,124	6.00%	$69,498	8.00%	$73,842	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$96,872	11.15%	$39,093	4.50%	$56,467	6.50%	$60,811	7.00%
Tier 1 Capital (to Assets)	$96,872	8.35%	$46,421	4.00%	$58,026	5.00%	$58,026	5.00%
As of December 31, 2019:
Total Core Capital (to Risk-Weighted Assets)	$95,093	12.28%	$61,934	8.00%	$77,418	10.00%	$81,289	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$86,424	11.16%	$46,451	6.00%	$61,934	8.00%	$65,805	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$86,424	11.16%	$34,838	4.50%	$50,322	6.50%	$54,192	7.00%
Tier 1 Capital (to Assets)	$86,424	8.20%	$42,175	4.00%	$52,719	5.00%	$52,719	5.00%

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

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Regulatory Capital Ratios (Bank Only)
Total capital (to risk-weighted assets)
Total equity (GAAP)	$98,101	$88,138
Goodwill	(4,536)	(4,536)
Intangible assets	(137)	(149)
Addback: Accumulated other comprehensive income	3,444	2,971
Total Tier 1 Capital	$96,872	$86,424
Allowance for loan and lease losses	10,874	8,669
Total Tier 2 Capital	$10,874	$8,669
Total Tier 1 plus Tier 2 Capital (numerator)	$107,746	$95,093
Risk-weighted assets (denominator)	868,728	774,177
Total core capital to risk-weighted assets	12.40%	12.28%

Tier 1 capital (to risk-weighted assets)
Total Tier 1 capital (numerator)	$96,872	$86,424
Risk-weighted assets (denominator)	868,728	774,177
Total capital to risk-weighted assets	11.15%	11.16%

Tier 1 capital (to adjusted assets)
Total Tier 1 capital (numerator)	$96,872	$86,424
Total average assets	1,165,191	1,059,060
Goodwill	(4,536)	(4,536)
Intangible assets	(137)	(149)
Adjusted assets (denominator)	$1,160,518	$1,054,375
Total capital to adjusted assets	8.35%	8.20%

Tier 1 Common Equity (to risk-weighted assets)
Total Tier 1 capital (numerator)	$96,872	$86,424
Risk-weighted assets (denominator)	868,728	774,177
Total Tier 1 Common Equity to risk-weighted assets	11.15%	11.16%

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of non-performing assets at the indicated dates:

	September 30,	December 31,	September 30,
(Dollars In thousands)	2020	2019	2019
Nonaccrual loans:
Commercial and commercial real estate loans	$11,208	$3,002	$4,206
Consumer	576	631	342
Residential mortgage loans	1,452	1,613	777
Total nonaccrual loans	13,236	5,246	5,325
Total nonperforming loans	13,236	5,246	5,325
Foreclosed real estate	-	88	148
Total nonperforming assets	$13,236	$5,334	$5,473

Accruing troubled debt restructurings	$1,999	$2,008	$2,540

Nonperforming loans to total loans	1.61%	0.67%	0.73%
Nonperforming assets to total assets	1.10%	0.49%	0.52%

Nonperforming assets include nonaccrual loans, nonaccrual troubled debt restructurings (“TDR”), and foreclosed real estate (‘‘FRE”). The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more.  There are no loans that are past due 90 days or more and still accruing interest.  Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity.  TDRs are included in the above table within the categories of nonaccrual loans or accruing TDRs.  There was one nonaccruing TDR loan, with an aggregate carrying value of $74,000 included among the nonaccrual loans detailed in the table above at September 30, 2020.

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

As indicated in the table above, nonperforming assets at September 30, 2020 were $13.2 million and were $7.9 million higher than the $5.3 million reported at December 31, 2019, due primarily to an increase of $8.2 million in nonperforming commercial and commercial real estate loans. This increase was partially offset by a decrease of $161,000 in nonperforming residential mortgage loans, a $55,000 decrease in nonperforming consumer loans, and an $88,000 decrease in FRE.

As indicated in the nonperforming asset table above, FRE balances decreased $88,000 to $0 at September 30, 2020 from $88,000 at December 31, 2019, following three sales from the portfolio and two additions to the portfolio during the nine-month period ended September 30, 2020.  More information regarding foreclosed real estate can be found in Note 8 of this Form 10-Q.

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

The allowance for loan losses represents management’s estimate of the probable losses inherent in the loan portfolio as of the date of the statement of condition.  The allowance for loan losses was $12.1 million and $8.7 million at September 30, 2020 and December 31, 2019, respectively.  The ratio of the allowance for loan losses to total loans increased 37 basis points to 1.48% at September 30, 2020 from 1.11% at December 31, 2019.  Management performs a quarterly evaluation of the allowance for loan losses based on quantitative and qualitative factors and has determined that the current level of the allowance for loan losses is adequate to absorb the losses in the loan portfolio as of September 30, 2020.

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

At September 30, 2020 and December 31, 2019, the Company had $9.9 million and $7.5 million in loans, respectively, which were deemed to be impaired, having established specific reserves of $1.8 million and $830,000, respectively, on these loans.  The increase in impaired loans between these two dates was primarily driven by increases of $1.5 million and $874,000, in impaired other commercial and industrial loans and commercial real estate loans.  The $952,000 increase in specific reserves for impaired loans at September 30, 2020 as compared to December 31, 2019 was primarily due to a $770,000 increase in specific reserves for other commercial and industrial loans and a $155,000 increase in specific reserves for commercial lines of credit.

Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in those loans being included in future impaired loan reporting.  Potential problem loans totaled $33.8 million as of September 30, 2020, an increase of $2.3 million, or 7.4%, as compared to $31.5 million at December 31, 2019.  These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired.  Due to the adverse economic impacts of the COVID-19 pandemic on our market area and our customers, the Company expects that potential problem loans may increase during the course of fiscal 2020.

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

Through the first nine months of 2020, as indicated in the consolidated statement of cash flows, the Company reported net cash flows from operating activities of $45.1 million and net cash outflows of $128.8 million related to investing activities.  The net cash outflows from investing activities primarily was due to a net $75.0 million increase in loan balances, combined with a $53.9 million increase in all other investing activities in aggregate.  The Company reported net cash flows from financing activities of $102.6 million generated principally by increased deposit balances of $79.2 million, and increased brokered deposits balances of $37.1 million, partially offset by an aggregate decrease in net cash of $13.8 million from all other financing sources, including dividends paid to common and preferred shareholders of $1.1 million.

The Company has a number of existing credit facilities available to it. At September 30, 2020, total credit available to the Company under the existing lines of credit was approximately $140.5 million at FHLBNY, the Federal Reserve Bank, and two other correspondent banks. As of September 30, 2020, the Company had $80.2 million of the available lines of credit utilized on its existing lines of credit with $60.3 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of September 30, 2020, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

Off-Balance Sheet Arrangements

The Company is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  At September 30, 2020, the Company had $175.8 million in outstanding commitments to extend credit and standby letters of credit.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At September 30, 2020, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material and adverse effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2020 through July 31, 2020	-	$-	-	74,292

August 1, 2020 through August 31, 2020	-	$-	-	74,292

September 1, 2020 through September 30, 2020	-	$-	-	74,292

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

PATHFINDER BANCORP, INC.

(registrant)

November 16, 2020	/s/ Thomas W. Schneider
Thomas W. Schneider
President and Chief Executive Officer

November 16, 2020	/s/ Walter F. Rusnak
Walter F. Rusnak
Senior Vice President, Chief Financial Officer