Form 10-K
period 2020-12-31
Pathfinder Bancorp, Inc.
filed 2021-03-30
CIK 1609065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2020, as reported by the NASDAQ Capital Market ($9.54), was approximately $32.2 million.

As of March 29, 2021, there were 4,540,520 shares outstanding of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement for the 2021 Annual Meeting of Shareholders of the Registrant (Part III).

TABLE OF CONTENTS

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED

DECEMBER 31, 2020

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

The ongoing progression of the outbreak of Coronavirus Disease 2019 (“COVID-19”), and the related economic disruptions caused directly or indirectly as a result of the outbreak, could adversely impact a broad range of industries in which the Company’s customers operate and thereby impair their ability to fulfill their financial obligations to the Company.  The outbreak has caused almost all public commerce and related business activities to be curtailed or limited, to varying degrees, with the goal of decreasing the rate of new infections and the future duration and severity of these limitations cannot be predicted with certainty.

The spread of the outbreak may continue to cause significant disruptions in the U.S. economy and may continue to disrupt banking and other financial activity in the areas in which the Company operates and could also potentially create widespread business continuity issues for the Company.  The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions.  If the global response to contain COVID-19 is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows.

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

At December 31, 2020 and 2019, 4,531,383 and 4,709,238 shares of Company common stock were outstanding, respectively.  In addition, the Company had 1,380,283 and 1,155,283 shares of Series B convertible perpetual preferred stock outstanding at December 31, 2020 and 2019, respectively.

At December 31, 2020, the Company had total consolidated assets of $1.2 billion, total deposits of $995.9 million and shareholders' equity of $97.5 million plus a noncontrolling interest of $266,000, which represents the 49% of the FitzGibbons Agency, LLC not owned by the Company.

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

The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank's market area, and investing such deposits, together with other sources of funds, in loans secured by commercial and residential real estate, and commercial business and consumer assets other than real estate.  In addition, the Bank originates unsecured small business and consumer loans.  The Bank also invests a portion of its assets in a broad range of debt securities issued by the United States Government and its agencies and sponsored enterprises, state and municipal governments and agencies, and corporations. The Company also invests in mortgage‑backed securities issued or guaranteed by United States Government sponsored enterprises, collateralized mortgage obligations and similar debt securities issued by both government sponsored entities and private (non-governmental) issuers, and asset-backed securities that are generally issued by private entities.  The Company invests primarily in debt securities but will, within certain regulatory limits, invest from time to time in mutual funds and equity securities. The Bank's principal sources of funds are deposits, principal and interest payments on loans and investments, as well as borrowings from correspondent financial institutions.  The principal source of the Company’s income is interest on loans and investment securities. The Bank's principal expenses are interest paid on deposits and borrowed funds, employee compensation and benefits, data processing and facilities.

The Bank also owns 100% of Whispering Oaks Development Corp. (“Whispering Oaks”), a New York corporation that is retained to operate or develop real estate-related projects.  At December 31, 2020, Whispering Oaks operated a small tenant-occupied commercial building that houses an ATM facility for the Bank, and, through a wholly-owned second-tier subsidiary, is the sole limited partner in an unconsolidated special-purpose real estate management partnership.  The partnership currently operates a low-income residential housing facility. The activities of Whispering Oaks resulted in a pre-tax loss of $34,000 in 2020.

Additionally, the Bank owns 100% of Pathfinder Risk Management Company, Inc., which was established to record the 51% controlling interest upon the December 2013 purchase of the FitzGibbons Agency, an Oswego County property, casualty and life insurance brokerage business with approximately $955,000 in annual revenues.  The activities of Pathfinder Risk Management Company, Inc. resulted in pre-tax income of $196,000 in 2020.  The Company’s 51% controlling interest in this entity resulted in income of $100,000 for the Company on a consolidated basis in 2020.

Human Capital Resources

Our Mission

Our Mission, which is thoroughly communicated to all of our team members, is “To foster relationships with individuals and businesses within our communities to be the financial provider of choice.  Our goal is to continually enhance the value of the Bank for the benefit of our shareholders, customers, employees and communities.”

Our Values

Our workplace culture is grounded in our customer and employee value proposition.  We have adopted a formally-stated set of Values, which are also engrained in our human capital resource management programs.  These Values state that we are:

•	Competent Professionals
•	Service-Driven
•	A Family
•	Respectful
•	Compassionate
•	Proud
•	Honest

Each of the Values, outlined above, are further defined in our internal communications, training programs and team-oriented activities.

Human Capital

The success of our business is highly dependent on our team members, who provide value to our customers and communities through their dedication to our mission and values.  We define, exemplify and foster our culture by the Values listed above. We value our team members by investing in a healthy work-life balance, competitive compensation and benefit packages, and a vibrant, team-oriented environment centered on professional service and open communication amongst team members. We strive to build and maintain a high-performing culture by creating a work environment that attracts and retains outstanding, engaged team members who embody our company mantra of “Local. Community. Trust.”

Demographics

At December 31, 2020, we employed 183 team members, of which 157 were full-time and 12 were part-time.  In addition, the Company employed an additional 14 team members who were hired on a temporary basis for purposes that were primarily related to the Company’s response to the Covid-19 pandemic. Our staff is comprised of approximately 75% women.  At December 31, 2019, we employed 162 team members across our three-county footprint.

At December 31, 2020, approximately 39% of our staff is employed at our bank branch and loan production offices, with the remainder of our team employed within all other functional areas, including our customer-facing electronic commerce and call center units.  None of these employees are represented by a collective bargaining agreement and management considers its relationship with employees to be good. During fiscal year 2020 we hired 53 employees, of which ten were specifically hired, on a temporary basis, to support instituted COVID-19 safety protocols in the branches.  Our voluntary turnover rates for the previous three years are as follows:

Year	Voluntary Turnover %
2020	13.2%
2019	18.8%
2018	10.2%

Diversity and Inclusion

We seek to hire well-qualified team members who are, at least as importantly, a good fit for our value system.  Our selection and promotion processes are without bias and include the active recruitment of minorities and women. With a commitment to equality, inclusion and workplace diversity, we focus on understanding, accepting, and valuing the differences between people. To accomplish this, we have established a Diversity, Equity and Inclusion Committee made up of eight employee representatives comprised of team members located throughout our market footprint. Our goal is to build and leverage a diverse and inclusive workforce and workplace by building leadership capability and organizational capacity, this requires all team members to do their part. Management must possess diversity and inclusion competencies to lead and manage an engaged workforce. All team members must treat their colleagues with respect by listening to different viewpoints, opinions, thoughts and ideas and embracing a culture of inclusion.

A commitment to diversity and inclusion is essential to reflecting the values of our team members and the society we serve today. It makes business sense because it helps us to attract and retain the best talent, it enables us to understand and meet clients' needs more effectively and so provide a better quality service. We continued our commitment to equal employment opportunity through a robust affirmative action plan which includes annual compensation analyses and ongoing reviews of our selection and hiring practices alongside a continued focus on building and maintaining a diverse workforce.

For the year 2020, the population of our workforce was as follows:

Ethnicity	%
American Indian or Alaska Native	0.6%
Asian	2.7%
Black or African American	1.1%
Two or more races (Not Hispanic or Latino)	2.1%
White	93.4%

Age Demographics
Age Range	Total
18-25	41
26-35	40
36-45	42
46-55	22
56-65	32
Over 65	6
Grand Total	183

Compensation and Benefits

We provide a competitive compensation and benefits program to help meet the needs of our team members. In addition to salaries, these programs include annual bonuses, stock awards, a 401(k) Plan with an employer matching contribution in addition to an employer-paid annual contribution, healthcare and other insurance benefits, health savings, flexible spending accounts, paid time off, family leave and an employee assistance program.

Learning and Development

We invest in the growth and development of our team members by providing a multi-dimensional approach to learning that empowers, intellectually grows, and professionally develops our colleagues. We encourage and support the growth and development of our team members and, wherever possible, seek to fill positions by promotion and transfer from within the organization. Continual learning and career development is advanced through performance and development conversations between team members and their managers, internally developed training programs, customized corporate training engagements and educational reimbursement programs. Reimbursement is available to team members enrolled in pre-approved degree or certification programs at accredited institutions that teach skills or knowledge relevant to our business, in compliance with Section 127 of the Internal Revenue Code, and for seminars, conferences, and other training events team members attend in connection with their job duties.

Health and Safety

The safety, health and wellness of our team members is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of our management and staff, we were able to (1) transition, over a short period of time, to effectively working from remote locations and (2) ensure a safely-distanced working environment for team members when physically present at each of our locations. We continue to maintain electronic self-reporting procedures to track, on a daily basis, out-of-market travel, potential contact exposures and other factors that would call for additional individual-specific attention related to the potential spread of COVID-19 within the Company.  All team members are asked not to come to work when they experience signs or symptoms of a possible COVID-19 illness and have been provided additional paid time off to cover compensation during such absences. On an ongoing basis, we further promote the health and wellness of our team members by strongly encouraging work-life balance, offering flexible work schedules, keeping the employee portion of health care premiums to a minimum and sponsoring various wellness programs.

Retention Efforts

Employee retention helps us operate efficiently and achieve one of our business objectives. We believe our commitment to living out our core values, actively prioritizing concern for our team members ’ well-being, supporting our team members ’ career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing team members . In addition, nearly all of our team members are stockholders of the Company through participation in our Employee Stock Ownership Plan, which aligns employee and stockholder interests by providing stock ownership on a tax-deferred basis at no investment cost to our employees. At December 31, 2020, over 32% of our current staff had been with us for ten years or more.

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

Based on recent independent market survey reports, median home values were $166,600 in Onondaga County and $129,900 in Oswego County at the end of 2020.  Home values have shown only modest increases in recent years within the Syracuse, NY metro area, including Onondaga and Oswego Counties.  This modest increase in home values within the area followed a period in which home values within the area exhibited relative stability compared to many other areas of the country during the most recent economic recession that began in 2008.

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

Our primary focus is to build and develop profitable consumer and commercial customer relationships while maintaining our role as a community bank.  We compete for deposits by offering depositors a high level of personal service, a wide range of competitively-priced financial services, and a well distributed network of branches, ATMs, and electronic banking. We compete for loans through our competitive pricing, our experienced and active loan officers, local knowledge of our market and local decision making, strong community support and involvement, and a highly reputable brand. In the five years immediately preceding the onset of the Covid-19 pandemic in the first quarter of 2020, overall economic activity in the local marketplace and, more specifically, demand for commercial and residential loans grew significantly. This growth in overall loan demand in our market area also attracted increased competition from financial institutions for those loans. Additionally, some of our competitors offer products and services that we do not offer, such as trust services and private banking.

As of June 30, 2020, based on the most recently-available FDIC data, we had the largest market share in Oswego County, representing 47.6% of all deposits, and we additionally held 1.8% of all deposits in Onondaga County.  In addition, when combining both Oswego and Onondaga Counties, we have the fifth largest market share of sixteen institutions, representing 6.8% of the total market.

LENDING ACTIVITIES

General

Our primary lending activities are originating commercial real estate and commercial loans, the vast majority of which have periodically adjustable rates of interest, and one-to-four family residential real estate loans, the majority of which have fixed rates of interest.  Our loan portfolio also includes municipal loans, home equity loans and lines and consumer loans.  In order to diversify our loan portfolio, increase our revenues, and make our loan portfolio less interest rate sensitive, the Company has actively sought to increase its commercial real estate and commercial business lending activities, consistent with safe and sound underwriting practices. Accordingly, we offer adjustable-rate commercial mortgage loans and floating rate commercial loans and lines of credit.

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

The Bank also participated in the Paycheck Protection Program (“PPP”), a specialized low-interest loan program funded by the U.S. Treasury Department and administered by the U.S. Small Business Administration (“SBA”) pursuant to the CARES Act and subsequent legislation.  PPP loans have an interest rate of 1.0% and a two-year or five-year loan term to maturity. The SBA guarantees 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and the loan proceeds are used for qualifying expenses. Through December 31, 2020, the Bank has received approval from the SBA for 699 loans totaling approximately $75.3 million through this program. The program was extended at least through the first quarter of 2021. The Bank is participating in the second round of PPP.   The Bank is now also assisting borrowers with the loan forgiveness phase of the process. As of this filing, the Company has submitted 312 loans totaling approximately $33.7 million to the SBA for forgiveness.

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

Residential Real Estate Loans

As noted above, we have shifted our primary lending focus in recent years towards originating more commercial real estate and commercial loans.  However, we have retained our significant presence in the local marketplace for lending activities concentrated on originating one-to-four family, owner-occupied residential mortgage loans.  Substantially all of these loans are secured by properties located in our market area.

We currently offer one-to-four family residential real estate loans with terms up to 30 years that are generally underwritten according to Federal National Mortgage Association (“Fannie Mae”) guidelines, and we refer to loans that conform to such guidelines as “conforming loans.”  We generally originate both fixed-rate and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which as of December 31, 2020, was generally $510,400 for single-family homes in our market area.

Conforming loans are generally saleable at management’s discretion, we hold our one-to-four family residential real estate loans in our portfolio but do sell mortgages into the secondary market, at management’s discretion, as a source of liquidity or as a means of managing interest-rate risk. Such loan sales were conducted on a limited basis in 2019 and to a substantially more significant degree in 2020.  The increase in residential mortgage sales in 2020 was directly related to significant increases in the volume of 20- and 30-year mortgage loans originated by the Bank in 2020.  This increase in originated volume was primarily due to increased customer demand for mortgage loans resulting from declines in mortgage interest rates. A significant portion of our retained loan portfolio consists of fixed-rate one-to-four family residential real estate loans with terms in excess of 15 years.  We also originate one-to-four family residential real estate loans secured by non-owner occupied properties. However, we generally do not make loans in excess of 80% loan-to-value on non-owner occupied properties.

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

In recent years, the Bank has purchased broadly-diversified pools of essentially homogenous loans from originators outside of the Bank’s market area.  These originators generally specialize in loan types, such as consumer loans, other than those loan types that the Bank specializes in.  These loans, which are generally relatively short in duration, are acquired to provide supplementary interest income as well as to provide improvements to the Bank’s overall asset/liability mix, particularly with respect to interest rate risk.  Third party-originated loan pools are acquired primarily when, in the view of management, they offer superior risk vs. return characteristics to debt securities.  Such loans are generally acquired through the facilitation of third-party brokerages and are serviced in perpetuity by the originating entries or their designees. Funding for loan purchases of this type is generally obtained through incremental usage of brokered deposits and/or other forms of borrowed funds.  The Bank intends to purchase similar pools of loans on an occasional basis in the future if and when management believes that it is economically advantageous to do so.

At December 31, 2020 the Bank held eleven pools of loans originated by seven unaffiliated third-party lenders with an aggregate amortized historical cost of $79.7 million. Of this total, $16.8 million in aggregate amortized historical cost relates to two loan pools acquired in 2020, $58.8 million in aggregate amortized historical cost relates to seven loan pools acquired in 2019, and $4.1 million in aggregate amortized historical cost relates to two loan pools acquired before 2019. Purchased loans have certain credit risk profiles distinct from those of the Bank’s self-originated portfolio, most especially the portion of the purchased loans that are classified as unsecured consumer loans.  At December 31, 2020, the Bank held $18.2 million, $17.0 million, and $5.5 million in purchased pooled loans secured by residential real estate, automobiles, and commercial & industrial collateral, respectively.   In addition, the Bank held $39.0 million in purchased unsecured consumer loans at December 31, 2020.  The loans within these pools have performed substantially as anticipated since their acquisition dates and, in many cases, have contractually-specified credit enhancement provisions provided by the Sellers that continue to reduce the Bank’s realized and potential credit exposures with respect to these loan pools.  Nonperforming and delinquent loans within these loan pools are reported on an aggregate basis as components of the Bank’s overall loan performance statistics at December 31, 2020 and December 31, 2019, respectively.

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

Loans to One Borrower

Under New York law, New York commercial banks are subject to loans-to-one borrower limits, which are substantially similar as those applicable to national banks, which generally restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus, which was $17.6 million at December 31, 2020, on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus, which was $11.7 million at December 31, 2020, if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate), subject to exceptions.

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

Pursuant to the CARES Act and subsequent legislation, financial institutions have the option to temporarily suspend certain requirements under U.S. generally accepted accounting principles related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. This provision allows a financial institution the option to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) January 1, 2022 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Bank elected to adopt these provisions of the CARES Act.

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

In addition, qualitative factors are added to the historical loss rates in arriving at the total allowance for loan losses needed for this general pool of loans.  The qualitative factors include changes in national and local economic trends, including in 2020 the impact of the COVID-19 pandemic, the rate of growth in the portfolio, trends of delinquencies and nonaccrual balances, changes in loan policy, and changes in lending management experience and related staffing.  Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation.  These qualitative factors, applied to each product class, make the evaluation inherently subjective, as it requires material estimates that may be susceptible to significant revision as more information becomes available.

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

The general objectives of the investment securities portfolio are to assist in the overall interest rate risk management of the Bank, while generating a reasonable rate of return consistent with the risk of purchased principal, provide a source of liquidity, and reduce our overall credit risk profile. We also purchase securities to provide necessary liquidity for day-to-day operations and when investable funds exceed loan demand and to provide highly liquid assets under collateralization arrangements related to municipal deposits. The effect that the proposed security purchase would have on our overall credit and interest rate risk profile and our risk-based equity ratios is also considered in evaluating the timing, mix and characteristics of investment security purchases.

All investment securities purchased/held must meet regulatory guidelines and be permissible bank investments.  Our investment securities include a broad range of debt securities issued by the United States Government and its agencies and sponsored enterprises, state and municipal governments and agencies, and corporations. The Company also invests in mortgage‑backed securities issued or guaranteed by United States Government sponsored enterprises, collateralized mortgage obligations and similar debt securities issued by both government sponsored entities and private (non-governmental) issuers, and asset-backed securities that are generally issued by private entities.  The Company invests primarily in debt securities but will from time to time also invest, within certain regulatory limits, in mutual funds and equity securities.

All securities purchased are classified at the time of purchase as either held-to-maturity or available-for-sale. We do not maintain a trading account. Securities purchased with the intent and ability to hold until maturity will be classified as held-to-maturity. Securities placed in the held-to-maturity category will be accounted for at amortized cost.

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

The composition of the investment portfolio is substantially the same for securities classified as both held-to-maturity and available-for-sale, although the portion of the securities portfolio classified as available-for-sale generally has a higher concentration of shorter-term, and/or more liquid assets.  Such securities are held as part of the Bank’s liquidity management programs.  The Bank holds a significant portion of its investment securities in mortgage-backed securities and collateralized mortgage obligations (many, but not all of which are issued by government-sponsored enterprises) and direct federal government and federal agency obligations.  Federal agency issuers include the Federal Farm Credit Bank, Federal Home Loan Bank, Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Government National Mortgage Association (“Ginnie Mae”), among others. For a discussion on mortgage backed securities, see “Mortgage-Backed Securities and Collateralized Mortgage Obligations.”

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

MORTGAGE-BACKED SECURITIES AND COLLATERALIZED MORTGAGE OBLIGATIONS

We purchase mortgage-backed securities and collateralized mortgage obligations guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae.  In recent years, the Bank has also increased the level of its investments in mortgage-backed securities and collateralized mortgage obligations issued by private entities. These securities are generally senior tranches, and most often the most senior tranche, of multi-class issuances that provide substantial credit enhancements to their senior tranches and therefore reasonable, but not absolute, protection for the Bank from the risks of default. We invest in mortgage-backed securities and collateralized mortgage obligations to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk through geographic diversification. These securities are generally relatively short in duration and therefore reduce the Bank’s sensitivity to changes in interest rates.  All privately issued mortgage-backed securities held by the Bank at December 31, 2020 were either rated at or above the lowest investment grade for credit quality by a nationally-recognized statistical rating organization (a “NRSRO”) or were the most senior tranches of securitizations that were not rated by a NRSRO at the time of the securities’ issuance.  We regularly monitor the credit quality of this portfolio. At December 31, 2020, no securities held by the Bank in this category had been downgraded by a NRSRO.

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

ASSET-BACKED SECURITIES

We also purchase asset-backed securities issued by private entities.  These securities typically represent a participation interest in a pool of non-mortgage loans. Asset-backed securities are created by pooling homogenous non-mortgage loans (such as unsecured consumer loans) and issuing a security with an interest rate which is less than the interest rate on the underlying loan notes. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as the Bank. Asset-backed securities generally yield less than the loans that underlie such securities because of the cost of credit enhancements. These securities, which may be fixed or adjustable-rate are usually substantially more liquid than individual loans.

The securities of the type the Bank typically invests in are collateralized by consumer loans or commercial business trade receivables and are generally senior tranches of multi-class issuances. These tranches are offered with substantial credit enhancements and therefore reasonable, but not absolute, protection for the Company from the risks of default.  We invest in asset-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk through geographical and asset-type diversification.  These securities are generally relatively short in duration and therefore reduce the Bank’s sensitivity to changes in interest rates.  All asset-backed securities held by the Bank at December 31, 2020 were either rated at or above the lowest investment grade for credit quality by a NRSRO or were the most senior tranches of securitizations that were not rated by a NRSRO at the time of the securities’ issuance.  We regularly monitor the underlying credit quality of this portfolio. At December 31, 2020, no securities held by the Bank in this category had been downgraded by a NRSRO.

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

Deposits

A majority of our depositors are persons or businesses who work, reside or operate in Oswego and Onondaga Counties. We offer a variety of deposits, including checking, savings, money market deposit accounts, and certificates of deposit.  Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We establish interest rates, maturity terms, service fees and withdrawal penalties on a periodic basis. Management determines the rates and terms based on rates paid by competitors, our need for funds or liquidity, overall growth goals and federal and state regulations.  The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in generating deposits and to respond with flexibility to changes in our customers’ demands. We believe that deposits are a stable source of funds, but our ability to attract and maintain deposits at favorable rates will be affected by market conditions, including competition and prevailing interest rates. In addition, the Bank holds municipal deposits, which have been a more seasonally volatile source of funds.

The CDARS program is a form of a brokered deposit facility in which we have been a participant since 2009.  In addition to offering depositors enhanced FDIC insurance coverage, being a participant in CDARS allows us to fund our balance sheet through the CDARS’ One-Way Buy program. This program uses a competitive bid process for available deposits, up to a varying amount that was approximately $50 million at any one weekly bidding session as of December 31, 2020, at specified terms.  These deposits work well for us because of their weekly availability, coupled with their short term duration, which allows us to more closely mirror our funding needs.   We believe this arrangement is a viable source of funding provided that we maintain our “well-capitalized” status.  See Note 11 to the consolidated financial statements for further details on our brokered deposits.

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

Borrowings

The Bank has a number of existing credit facilities available to it.  At December 31, 2020, the Bank had existing lines of credit at FHLBNY, the Federal Reserve Bank (“FRB”), and two other correspondent banks. We obtain advances primarily from the FHLBNY utilizing the security of the common stock we own in the FHLBNY and qualifying residential mortgage loans as collateral, provided certain standards related to creditworthiness are met.  These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. FHLBNY advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.

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

The Company's equity interest in the trust subsidiary is included in other assets on the Consolidated Statements of Financial Condition at December 31, 2020 and 2019.  For regulatory reporting purposes, the Federal Reserve has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them.

On October 15, 2015, the Company executed a $10.0 million non-amortizing Subordinated Loan (the “2015 Subordinated Loan”) with an unrelated third party that is scheduled to mature on October 1, 2025. The Company has the right to prepay the 2015 Subordinated Loan on the first day of any calendar quarter after October 15, 2020 without penalty. The annual interest rate charged to the Company will be 6.25% through the maturity date of the 2015 Subordinated Loan.  The 2015 Subordinated Loan is senior in the Company’s credit repayment hierarchy only to the Company’s common equity and preferred stock and, as a result, qualifies as Tier 2 capital for all future periods when applicable.  The Company paid $172,000 in origination and legal fees as part of this transaction.  These fees were amortized over the life of the 2015 Subordinated Loan through its first call date using the effective interest method.  The effective cost of funds related to this transaction was 6.44% calculated under this method through October 15, 2020 and is and will be 6.25% thereafter until the stated maturity date.  Interest expense, related to this borrowing, of $650,000 and $650,000 was recorded in the years ended December 31, 2020 and 2019, respectively.

On October 14, 2020, the Company executed a private placement of $25.0 million of its 5.50% Fixed to Floating Rate non-amortizing Subordinated Loan (the “2020 Subordinated Loan”) to certain qualified institutional buyers and accredited institutional investors. The 2020 Subordinated Loan has a maturity date of October 15, 2030 and initially bear interest, payable semi-annually, at a fixed annual rate of 5.50% per annum until October 15, 2025.  Commencing on that date, the interest rate applicable to the outstanding principal amount due will be reset quarterly to an interest rate per annum equal to the then current three month Secured Overnight Financing Rate (SOFR) plus 532 basis points, payable quarterly until maturity. The Company may redeem the 2020 Subordinated Loan at par, in whole or in part, at its option, any time after October 15, 2025 (the first redemption date).  The 2020 Subordinated Loan is senior in the Company’s credit repayment hierarchy only to the Company’s common equity and preferred stock and, and any future senior indebtedness and is intended to qualify as Tier 2 capital for regulatory capital purposes for the Company.  The Company paid $783,000 in origination and legal fees as part of this transaction.  These fees will be amortized over the life of the 2020 Subordinated Loan through its first redemption date using the effective interest method, giving rise to an effective cost of funds of 6.22% from the issuance date calculated under this method.  Accordingly, interest expense of $327,000 was recorded in the year ended December 31, 2020 related to this transaction.

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

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”)

The CARES Act, which became law on March 27, 2020, provided over $2 trillion to combat the coronavirus disease (COVID-19) and stimulate the economy. The law had several provisions relevant to financial institutions, including:

•

Allowing institutions not to characterize loan modifications relating specifically to the COVID-19 pandemic as a troubled debt restructuring and also allowing them to suspend the corresponding impairment determination for accounting purposes, if there are no impairment triggers other than those related to the pandemic;

•	Temporarily reducing the community bank leverage ratio alternative available to institutions of less than $10 billion of assets to 8%;
•

The establishment of the Paycheck Protection Program (the “PPP”), a specialized low-interest forgivable loan program funded by the U.S. Treasury Department and administered through the SBA’s 7(a) loan guaranty program to support businesses affected by the COVID-19 pandemic; and

•

The ability of a borrower of a federally-backed mortgage loan (VA, FHA, USDA, Freddie Mac and Fannie Mae) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic, to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the COVID-19 emergency. Such a forbearance could be granted for up to 180 days, subject to extension for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract could accrue on the borrower’s account.  Except for vacant or abandoned property, the servicer of a federally-backed mortgage was prohibited from taking any foreclosure action, including any eviction or sale action, for not less than the 60-day period beginning March 18, 2020, extended by federal mortgage-backing agencies to at least June 30, 2021.

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

New York State Community Reinvestment Regulation

Pathfinder Bank is also subject to provisions of the New York State Banking Law which imposes continuing and affirmative obligations upon banking institutions organized in New York State to serve the credit needs of its local community (“NYCRA”) which are substantially similar to those imposed by the Federal Community Reinvestment Act (“CRA”).  Pursuant to the NYCRA, a bank must file copies of all federal CRA reports with the NYSDFS.  The NYCRA requires the NYSDFS to make a written assessment of a bank’s compliance with the NYCRA every 24 to 36 months, utilizing a four-tiered rating system and make such assessment available to the public.  The NYCRA also requires the Superintendent to consider a bank’s NYCRA rating when reviewing a bank’s application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. Pathfinder Bank’s NYCRA most recent rating, dated December 31, 2018, was “satisfactory.”

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management personnel if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  Notwithstanding the foregoing, pursuant to the EGRRCPA, the FDIC finalized a rule that established a community bank leverage ratio (“CBLR”). The CBLR (Tier 1 capital to average consolidated assets) was established at 9% for institutions under $10 billion in assets and such institutions may elect to utilize the CBLR threshold level of capital in lieu of the generally-applicable risk-based capital requirements under Basel III.  Such institutions that meet the CBLR threshold and certain other qualifying criteria will automatically be deemed to be well-capitalized. The new rule took effect on January 1, 2020.  Pursuant to the CARES Act, the federal banking agencies issued final rules to set the Community Bank Leverage Ratio at 8% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the Community Bank Leverage Ratio will increase to 8.5% for the calendar year. Community banks will have until January 1, 2022, before the Community Bank Leverage Ratio requirement will return to 9%. A financial institution can elect to be subject to this new definition. The Bank did not elect to become subject to the Community Bank Leverage Ratio.

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

At December 31, 2020, Pathfinder Bank was well-capitalized.

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

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The FDIC was required to seek to achieve the 1.35% ratio by September 30, 2020.  The FDIC indicated that the 1.35% ratio was exceeded in November 2018. Insured institutions of less than $10 billion of assets received credits for the portion of their assessments that contributed to the reserve ratio between 1.15% and 1.35%.  The credits were completed as of September 30, 2020.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC, and the FDIC has exercised that discretion by establishing a long-range fund ratio of 2%.

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

Federal Reserve System. The Federal Reserve Board regulations require banks to maintain non-interest-earning reserves against their transaction accounts (primarily negotiable order of withdrawal (NOW) and regular checking accounts).  In March 2020, due to a change in its approach to monetary policy due to COVID-19, the Federal Reserve Board announced an interim rule to amend Regulation D requirements and reduce reserve requirement ratios to zero.  The Federal Reserve Board has indicated that it has no plans to re-impose reserve requirements, but may do so in the future if conditions warrant.

Federal Home Loan Bank System.  Pathfinder Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the FHLBNY, Pathfinder Bank is required to acquire and hold a specified amount of shares of capital stock in the FHLBNY.  As of December 31, 2020, Pathfinder Bank was in compliance with this requirement.

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

•

The TILA-RESPA Integrated Disclosure Rule, commonly known as the TRID rule.  This rule amended the Truth in Lending Act and the Real Estate Settlement Procedures Act to integrate several consumer disclosures for mortgage loans;

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

In December 2014, legislation was passed by Congress that required the Federal Reserve to revise its “Small Bank Holding Company Policy Statement” to exempt bank and savings and loan holding companies with less than $1.0 billion of consolidated assets from the consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities.  The Federal Reserve maintains authority to apply the consolidated capital requirements to any bank or savings and loan holding company as warranted for supervisory purposes.  Regulations implementing the exemption were effective in May 2015.

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

The Company’s federal tax returns are statutorily subject to potential audit for the years 2017 through 2020.  No federal income tax returns are under audit as of the date of this report.

Method of Accounting.  For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.

Bad Debt Reserves.  Prior to 1996, Pathfinder Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of tax law changes in 1996, Pathfinder Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2020, Pathfinder Bank had no reserves subject to recapture in excess of its base year reserves.  The Bank continues to be required to use the specific charge-off method to account for tax bad debt deductions.

Taxable Distributions and Recapture.  Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if Pathfinder Bank failed to meet certain thrift asset and definitional tests or made certain distributions.  Tax law changes in 1996 eliminated thrift-related recapture rules.  However, under current law, pre-1988 tax bad debt reserves remain subject to recapture if Pathfinder Bank makes certain non-dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a “bank” for tax purposes.  At December 31, 2020 our total federal pre-base year bad debt reserve was approximately $1.3 million.

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

State Taxation

New York State franchise tax is imposed in an amount equal to the greater of 6.5% of Business Income, 0.025% of average Business Capital, or a fixed dollar amount based on New York sourced gross receipts.  Various Business Income subtraction modifications are available to qualified banks based on its qualified loan portfolio.  Commencing January 1, 2018, the Company changed its subtraction modification from that of a captive real estate investment trust (REIT) to one based on interest income from qualifying loans.  This change follows the laws enacted by New York State effective January 1, 2015.

Effective in January 2018, the Company adopted a modification methodology that was at that time newly made available under the New York State tax code, affecting how the Company’s state income tax liability is computed.  Under this adopted methodology, management determined in the first quarter of 2019, it was unlikely that the Company would pay income taxes to New York State in future periods and therefore in the quarter ended March 31, 2019, the Company established, through a charge to earnings, a valuation allowance in the amount of $136,000 in order to reserve against deferred tax assets related to New York State income taxes.  This valuation allowance against the value of those deferred tax assets was established to reduce the net deferred tax asset related to New York State income taxes to $-0-.  Management is continuously monitoring its future tax consequences to determine if the Company’s deferred taxes are properly stated.  In the first quarter of 2020, consistent with policy, management reviewed all facts and circumstances related to its deferred taxes and determined that based on the expected filings of future New York State tax returns, the valuation allowance created in 2019 was no longer needed.   Therefore management elected to eliminate its New York State net deferred tax asset valuation allowance during the quarter ended March 31, 2020.

In the first quarter of 2021, the Company filed amended New York State tax returns for 2015 through 2017 (the “carryback years”). The returns were amended from their original filings in order to file carryback claims utilizing New York State net operating losses generated under New York State tax law in 2018.  As a result, the Company expects to receive $316,000 in tax refunds from New York State for taxes previously paid in the carryback years.  This anticipated refund has been applied to the effective tax rate of the Company in 2020 in accordance with GAAP.

As a Maryland business corporation, the Company is required to file an annual report with, and pay franchise taxes to, the State of Maryland.

ITEM 1A: RISK FACTORS

Not required of a smaller reporting company.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The Company has seven offices located in Oswego County, three offices in Onondaga County and one limited purpose office in Oneida County.  Management believes that the Bank’s facilities are adequate for the business conducted. The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 2020.  The aggregate net book value of the Bank's premises and equipment was $22.3 million at December 31, 2020. For additional information regarding the Bank's properties, see Notes 8 and 18 to the consolidated financial statements.

Location	Opening Date	Owned/Leased
Main Office	1874	Owned
214 West First Street
Oswego, New York 13126

Plaza Branch	1989	Owned (1)
291 State Route 104 East
Oswego, New York 13126

Mexico Branch	1978	Owned
3361 Main Street
Mexico, New York 13114

Oswego East Branch	1994	Owned
34 East Bridge Street
Oswego, New York 13126

Lacona Branch	2002	Owned
1897 Harwood Drive
Lacona, New York 13083

Fulton Branch	2003	Owned (2)
5 West First Street South
Fulton, New York 13069

Central Square Branch	2005	Owned
3025 East Ave
Central Square, New York 13036

Cicero Branch	2011	Owned
6194 State Route 31
Cicero, New York 13039

Pike Block Branch	2014	Leased (3)
109 West Fayette Street
Syracuse, New York 13202

Clay Branch	2018	Leased (4)
3775 State Route 31
Liverpool, NY 13090

Utica Loan Production Office	2017	Leased (5)
258 Genesee Street
Utica, New York 13502

(1)	The building is owned; the underlying land is leased with an annual rent of $35,000.
(2)	The building is owned; the underlying land is leased with an annual rent of $37,000.
(3)	The premises are leased with an annual rent of $90,000.
(4)	The premises are leased with an annual rent of $71,000.
(5)	The premises are leased with an annual rent of $16,000.

ITEM 3: LEGAL PROCEEDINGS

There are various claims and lawsuits to which the Company is periodically involved that are incidental to the Company's business, most notably foreclosures.  In the opinion of management, such claims and lawsuits in the aggregate are not expected to have a material adverse impact on the Company's consolidated financial condition and results of operations at December 31, 2020.

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable.

PART  II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the NASDAQ Capital Market under the symbol “PBHC.”

There were 340 shareholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms) as of March 24, 2021.

The Company did not repurchase any shares of its common stock during the fourth quarter of 2020.

Equity Compensation Plan Information

The following table provides information as of December 31, 2020 with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	320,083	$10.89	-

Equity compensation plans not approved by stockholders	N/A	N/A	N/A

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

	For the years ended December 31,
(In thousands, except per share amounts)	2020	2019	2018	2017	2016
Year End
Total assets	$1,227,443	$1,093,807	$933,115	$881,257	$749,034
Investment securities available-for-sale	128,261	111,134	177,664	171,138	141,955
Investment securities held-to-maturity	171,224	122,988	53,908	66,196	54,645
Loans receivable, net	812,718	772,782	612,964	573,705	485,900
Deposits	995,907	881,893	727,060	723,603	610,983
Borrowings and subordinated loans	121,450	108,253	133,628	88,947	73,972
Shareholders' equity	97,722	90,669	64,459	62,144	58,361

For the Year
Total interest income	$42,507	$41,758	$34,810	$29,413	$24,093
Total interest expense	10,864	13,528	9,044	6,290	3,804
Net interest income	31,643	28,230	25,766	23,123	20,289
Provision for loan losses	4,707	1,966	1,497	1,769	953
Net interest income after provision for loan losses	26,936	26,264	24,269	21,354	19,336
Total noninterest income	6,485	4,917	3,835	4,085	4,072
Total noninterest expense	25,080	25,730	23,549	21,094	18,999
Income before income taxes	8,341	5,451	4,555	4,345	4,409
Income tax expense	1,295	1,165	546	922	1,111
Net income (loss) attributable to noncontrolling interest	96	10	(22)	(68)	26
Net income attributable to Pathfinder Bancorp, Inc.	$6,950	$4,276	$4,031	$3,491	$3,272
Convertible preferred stock dividends	291	208	-	-	-
Warrant dividends	30	23	-	-	-
Undistributed earnings allocated to participating securities	1,224	467	-	-	-
Net income available to common shareholders	$5,405	$3,578	$4,031	$3,491	$3,272

Per Share
Income per share - basic	$1.17	$0.80	$0.97	$0.86	$0.79
Income per share - diluted	1.17	0.80	0.94	0.83	0.78
Book value per common share (a)	17.56	15.94	14.72	14.44	13.67
Tangible book value per common share (a)	16.53	14.95	13.65	13.34	12.55
Cash dividends declared	0.240	0.240	0.240	0.215	0.200

Performance Ratios
Return on average assets	0.60%	0.43%	0.45%	0.42%	0.48%
Return on average equity	7.43	5.34	6.33	5.69	5.35
Average equity to average assets	8.02	7.97	7.09	7.47	8.97
Shareholders' Equity to total assets at end of year	7.94	8.27	6.88	7.01	7.73
Net interest rate spread	2.68	2.73	2.85	2.83	3.03
Net interest margin	2.88	2.98	3.02	2.97	3.14
Average interest-earning assets to average interest-bearing liabilities	120.49	116.84	116.52	116.05	118.35
Noninterest expense to average assets	2.15	2.56	2.62	2.57	2.79
Efficiency ratio (a) (b)	68.71	78.75	79.04	79.06	79.80
Dividend payout ratio	20.39	30.21	24.93	25.21	25.18
Return on average common equity	8.92	6.02	6.33	5.69	5.35

		For the years ended December 31,
	2020	2019	2018	2017	2016
Asset Quality Ratios
Nonperforming loans to period end loans	2.58%	0.67%	0.35%	0.84%	0.98%
Nonperforming assets to total assets	1.74	0.49	0.36	0.61	0.72
Allowance for loan losses to period end loans	1.55	1.11	1.18	1.23	1.27
Allowance for loan losses to nonperforming loans	59.89	165.25	340.13	145.61	129.85

Regulatory Capital Ratios (Bank Only)
Total capital (to risk-weighted assets)	13.13%	12.28%	13.69%	13.97%	14.79%
Tier 1 capital (to risk-weighted assets)	11.87	11.16	12.49	12.72	13.54
Tier 1 capital (to adjusted assets)	8.63	8.20	8.31	8.16	9.06
Tier 1 Common Equity (to risk-weighted assets)	11.87	11.16	12.49	12.72	13.54

Number of:
Banking offices	11	11	11	10	9
Fulltime equivalent employees	176	157	160	140	133

(a)	See table below for reconciliation of the non-GAAP financial measures.
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

	For the years ended December 31,
(In thousands, except per share amounts)	2020	2019	2018	2017	2016
Per Share
Book value per common share
Total Pathfinder Bancorp, Inc. shareholders' equity (book value) (GAAP)	$97,456	$90,434	$64,221	$61,811	$57,929
Preferred stock	17,901	15,370	-	-	-
Total shares outstanding	4,531	4,709	4,362	4,280	4,237
Book value per common share	$17.56	$15.94	$14.72	$14.44	$13.67

Total common equity
Total equity (GAAP)	$79,555	$75,064	$64,221	$61,811	$57,929
Goodwill	4,536	4,536	4,536	4,536	4,536
Intangible assets	133	149	165	182	198
Common equity	$74,886	$70,379	$59,520	$57,093	$53,195

Tangible book value per common share
Common equity	$74,886	$70,379	$59,520	$57,093	$53,195
Total shares outstanding	4,531	4,709	4,362	4,280	4,237
Tangible book value per common share	$16.53	$14.95	$13.65	$13.34	$12.55

Performance Ratios
Efficiency ratio
Operating expenses (numerator)	$25,080	$25,730	$23,549	$21,094	$18,999
Net interest income	31,643	28,230	25,766	23,123	20,289
Noninterest income	6,485	4,917	3,835	4,085	4,072
Less: Gain/(Loss) on the sale/redemption of investment securities/loans/foreclosed real estate	2,255	393	(132)	526	554
Less : Loss on marketable equity securities	(629)	81	(62)	-	-
Denominator	$36,502	$32,673	$29,795	$26,682	$23,807
Efficiency ratio	68.71%	78.75%	79.04%	79.06%	79.80%

Dividend payout ratio
Dividends declared (numerator)	$1,102	$1,081	$1,005	$880	$820
Net income available to common shareholders (denominator)	5,405	3,578	4,031	3,491	3,256
Dividend payout ratio	20.39%	30.21%	24.93%	25.21%	25.18%

Return on average common equity
Net income attributable to Pathfinder Bancorp Inc. (GAAP) (numerator)	$6,950	$4,276	$4,031	$3,491	$3,272
Average equity	93,586	80,136	63,667	61,383	61,102
Average preferred stock	15,709	9,074	-	-	-
Denominator	$77,877	$71,062	$63,667	$61,383	$61,102
Return on average common equity	8.92%	6.02%	6.33%	5.69%	5.35%

	For the years ended December 31,
	2020	2019	2018	2017	2016
Regulatory Capital Ratios (Bank Only)
Total capital (to risk-weighted assets)
Total equity (GAAP)	$106,720	$88,138	$74,530	$71,535	$66,846
Goodwill	(4,536)	(4,536)	(4,536)	(4,536)	(4,536)
Intangible assets	(133)	(149)	(165)	(146)	(119)
Addback: Accumulated other comprehensive income	2,236	2,971	6,042	4,261	3,812
Total Tier 1 Capital	$104,287	$86,424	$75,871	$71,114	$66,003
Allowance for loan and lease losses	11,002	8,669	7,306	6,991	6,095
Unrealized Gain on available-for-sale securities	-	-	-	-	-
Total Tier 2 Capital	$11,002	$8,669	$7,306	$6,991	$6,095
Total Tier 1 plus Tier 2 Capital (numerator)	$115,289	$95,093	$83,177	$78,105	$72,098
Risk-weighted assets (denominator)	878,380	774,177	607,414	559,161	487,448
Total core capital to risk-weighted assets	13.13%	12.28%	13.69%	13.97%	14.79%

Tier 1 capital (to risk-weighted assets)
Total Tier 1 capital (numerator)	$104,287	$86,424	$75,871	$71,114	$66,003
Risk-weighted assets (denominator)	878,380	774,177	607,414	559,161	487,448
Total capital to risk-weighted assets	11.87%	11.16%	12.49%	12.72%	13.54%

Tier 1 capital (to adjusted assets)
Total Tier 1 capital (numerator)	$104,287	$86,424	$75,871	$71,114	$66,003
Total average assets	1,212,512	1,059,060	917,740	876,263	733,512
Goodwill	(4,536)	(4,536)	(4,536)	(4,536)	(4,536)
Intangible assets	(133)	(149)	(165)	(146)	(119)
Adjusted assets (denominator)	$1,207,843	$1,054,375	$913,039	$871,581	$728,857
Total capital to adjusted assets	8.63%	8.20%	8.31%	8.16%	9.06%

Tier 1 Common Equity (to risk-weighted assets)
Total Tier 1 capital (numerator)	$104,287	$86,424	$75,871	$71,114	$66,003
Risk-weighted assets (denominator)	878,380	774,177	607,414	559,161	487,448
Total Tier 1 Common Equity to risk-weighted assets	11.87%	11.16%	12.49%	12.72%	13.54%

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

On October 16, 2014, Pathfinder Bancorp, MHC converted from the mutual to stock form of organization (the “Conversion”).  In connection with the Conversion, the Company sold 2,636,053 shares of common stock to depositors at $10.00 per share.  Shareholders of Pathfinder Bancorp, Inc., a federal corporation (“Pathfinder-Federal”), the Company’s predecessor, received 1.6472 shares of the Company’s common stock for each share of Pathfinder-Federal common stock they owned immediately prior to completion of the transaction.   Following the completion of the Conversion, Pathfinder-Federal was succeeded by the Company and Pathfinder Bancorp, MHC ceased to exist.  The Company had 4,531,383 and 4,709,238 shares outstanding at December 31, 2020 and December 31, 2019, respectively.

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

The Company also entered into subscription agreements dated as of May 8, 2019 (the “Subscription Agreements”) with certain directors and executive officers of the Company as well as other accredited investors. Pursuant to the Subscription Agreements, the investors purchased an aggregate of 269,277 shares of Common Stock at $14.25 per share for gross proceeds of approximately $3.8 million, before payment of placement fees and related costs and expenses. The Subscription Agreements contain representations, warranties, and covenants of the purchasers and the Company that are customary in private placement transactions.  The subscription agreements were also part of the Private Placement, and the term “Private Placement” includes both transactions.

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

Pursuant to Nasdaq rules, Castle Creek may not convert the Series B Preferred Stock or, in the future, the non-voting common stock into Common Stock, or exercise the Warrant if doing so would cause Castle Creek, when combined with the purchases of certain directors and executive officers of the Company as well as other accredited investors in the Private Placement, to own more than 19.99% of the Common Stock outstanding immediately prior to the execution of the Securities Purchase Agreement (the “Exchange Cap”). The Company must request stockholder approval to eliminate the Exchange Cap no later than at the 2021 annual meeting of Company shareholders. In addition, at the same meeting the Company will seek shareholder approval to create a class of non-voting convertible common stock. Castle Creek will need the approval or non-objection of the Board of Governors of the Federal Reserve System and the New York State Department of Financial Services if it seeks to increase its ownership of shares of Common Stock in excess of 9.9% of the outstanding shares of Common Stock.

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

As discussed above, pursuant to the Securities Purchase Agreement, on May 8, 2019, the Company issued a Warrant to Castle Creek to purchase 125,000 shares of non-voting common stock at an exercise price equal to $14.25 per share. At the same time, the Company entered into a Warrant Agreement with Castle Creek, to, among other things, authorize and establish the terms of the Warrant. The Warrant is exercisable at any time after May 8, 2019, and from time to time, in whole or in part, until May 8, 2026. However, the exercise of such Warrant remains subject to certain contractual provisions, the Exchange Cap, the creation of the non-voting common stock, and regulatory approval if Castle Creek’s ownership of Common Stock would exceed 9.9%.  At December 31, 2020, Castle Creek owned approximately 9.9% of the Company’s common stock.  The Warrant will receive dividends equal to the amount paid on the Company’s common stock.  The dividend payment shall be calculated on (1) the unexercised portion of the 125,000 notional shares encompassed within the terms of the Warrant, less (2) any exercised portion of the 125,000 shares, times (3) the amount of the quarterly dividend paid to common shareholders.  Dividend payments, if declared on the Company’s common stock, will be made on the Warrant until its expiration date.

Pursuant to the terms of the Securities Purchase Agreement, Castle Creek is entitled to have one representative appointed to the Company’s board of directors for so long as Castle Creek, together with its respective affiliates, owns, in the aggregate, 4.9% or more of all of the outstanding shares of the Company’s Common Stock.  If Castle Creek, together with its respective affiliates, owns, in the aggregate, 4.9% or more of all of the outstanding shares of the Company’s Common Stock and does not have a board representative appointed to the Company’s board of directors, the Company will invite a person designated by Castle Creek to attend meetings of the Company’s Board of Directors as an observer.  At December 31, 2020, Castle Creek elected to have an observer present at substantially all meetings of the Company’s board of directors.

On November 13, 2020, the Company entered into an agreement (the “Exchange Agreement”) with Castle Creek providing for the exchange of 225,000 shares of the Company’s Common stock owned by Castle Creek for 225,000 shares of the Company’s Series B Preferred Stock. The exchange was consummated simultaneously with the execution and delivery of the Exchange Agreement. The Company and Castle Creek entered into the Exchange Agreement to enable the equity ownership of Castle Creek to comply with applicable banking laws and regulations.

As a result of the Exchange Agreement, on November 13, 2020, the Company issued to Castle Creek 225,000 shares of its Series B Preferred Stock in exchange for an equivalent number of shares of Company Common Stock held by Castle Creek in a transaction exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended. Castle Creek is the only stockholder of the

Series B Preferred Stock. The Company received no cash proceeds as a result of the exchange. In addition, the Company is not paying any commission or remuneration for the solicitation of the exchange. Each share of the Series B Preferred Stock will be convertible on a one for one basis into either (i) non-voting common stock (which will also be convertible into Common Stock) subject to approval of the creation of such a class of non-voting common stock by the Company’s common stockholders or (ii) Common Stock under certain circumstances, subject to the approval of the Company’s common stockholders and regulatory approvals.

On November 13, 2020, the Company filed an amendment to the Articles Supplementary to the Articles of Incorporation of the Company designating the Series B Preferred Stock with the Maryland Department of Assessments and Taxation to increase the classified number of shares of the Series B Preferred Stock from 1,155,283 to 1,506,000 to allow for the additional issuance of Series B Preferred Stock to Castle Creek. There were no other changes made to the preferences, limitations, powers and relative rights of the Series B Preferred Stock.

We have consistently maintained our historically strong presence in consumer deposit gathering and residential mortgage lending activities.  Notwithstanding the retention of these business lines, we have strategically emphasized developing our business and commercial banking franchise by offering products that are attractive to small-to medium-sized businesses in our market area. We differentiate our commercial loan solutions and related services through the maintenance of high standards of customer service, solution flexibility and convenience.  Highlights of our business strategy are as follows:

•

Continuing our emphasis on commercial business and commercial real estate lending. In recent years, we have successfully increased our commercial business and commercial real estate lending activities and portfolio size, consistent with safe and sound underwriting practices. In this regard, we have added, and will continue to add, personnel who are experienced in originating, underwriting and servicing commercial real estate and commercial business loans. We view the growth of our commercial business and commercial real estate loans as a means of further diversifying and increasing our interest income.  In increasing our business banking activities, we seek to continuously deepen relationships with local businesses, which offer recurring and potentially increasing sources of both fee income and lower-cost transactional deposits.  In that regard, our emphasis on commercial business and commercial real estate lending has complimented, and will continue to compliment, our traditional one-to-four family residential real estate lending and consumer deposit gathering franchises.

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

•

Optimizing our deposit mix.  We seek to enhance the overall characteristics of our deposit base by emphasizing both consumer and business nonmaturity deposit gathering.  We also seek to reduce our overall reliance on borrowed funds and brokered deposits as a source of funding for future asset growth.  During the second half of 2019, we began a significant refocusing of the Company’s resources, most notably through personnel training, modifications to incentive programs, and the high prioritization of operationalizing and/or enhancing customer-facing technologies that are focused on transactional deposits. The goal of these efforts is to better position the Company to compete in our marketplace for these types of deposits in future periods. During 2020 the Bank recorded an increase in combined business and consumer nonmaturity deposits of $37.1 million, or 9.7%. This increase was due to several factors, including the Bank’s continued focus on the gathering of these deposits, the net effects of PPP activity and changing depositor behavior related to the COVID-19 pandemic. We expect to make nonmaturity deposit gathering a point of significant organizational focus for the foreseeable future.

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

Consistent with this strategy, in November 2018, the Bank acquired a property on West Onondaga Street in Syracuse, which was intended to be renovated and converted into another full-service banking location.  This property was sold in the fourth quarter of 2020.  The intent of the sale was to access the purchaser’s ability to utilize certain available tax credits that are more beneficial to the purchaser than they would be to the Company, if the Company accessed those credits directly.  It is anticipated that the benefits of the more-fully-utilized tax credits will be passed through to the Company under the terms of a future lease agreement with the property’s purchaser acting as lessor.  We plan to soon begin renovation work on the acquired facility and expect to open our new Syracuse Southwest branch office by the end of 2021.  We consider the Syracuse Southwest Corridor neighborhood, where this property is located, to be an under-banked area within our target marketplace and believe that this branch will qualify for various economic incentives under New York State’s Banking Development District (“BDD”) program. The BDD program is designed to encourage the establishment of bank branches in areas where there is a demonstrated need for additional banking services.  The program was developed in recognition of the fact that banks play a critically important role in promoting individual wealth, community development, and revitalization. This property investment demonstrates Pathfinder Bank’s firm commitment to servicing diverse economic areas within its geographic market.

•

Diversifying our products and services with a goal of increasing non-interest income over time. We have sought to reduce our dependence on net interest income by increasing fee-based income across a broad spectrum of loan and deposit products.  It is expected that we will also benefit from increased ancillary income for service activities related to those products.  The Company completed a comprehensive study in late 2019 to better understand and monitor the competitive environment for these types of noninterest income opportunities and to improve its product design and customer relationship optimization strategies.  A significant number of product design changes were implemented in 2020 and are expected to benefit future periods.  In recent years, we have also sought to increase the breath of services that we provide to our customers. We offer property and casualty and life insurance through our subsidiary, Pathfinder Risk Management Company, Inc., and its insurance agency subsidiary, the FitzGibbons Agency, LLC. Additionally, Pathfinder Bank’s investment services operations provide brokerage services to our customers for purchasing stocks, bonds, mutual funds, annuities, and long-term care insurance products.  We intend to gradually increase our emphasis on the growth of these businesses.  We believe that there will be resultant opportunities to cross-sell these products to our deposit and loan customers which will thereby increase our non-interest income over time.

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

•

Controlling the rate of growth in operating expenses.  The Company has sought to reduce the rate of growth in its operating expenses relative to the rate of revenue growth and to thereby increase its overall profitability.  Substantial new budgetary and expense control mechanisms were implemented during 2019 that management believes have contributed to a reduction in overall operating expenses in 2020 and that will continue to reduce the rate of growth in operating expenses in 2021 and beyond. In 2020, the Company’s efficiency ratio was 68.7%, a 10.1 % decline from the 78.8% efficiency ratio in 2019, which is consistent with the implementation of these budgetary and expense control mechanisms.

•

Managing capital. The Company received $24.9 million in net proceeds from the sale of approximately 2.6 million shares of common stock as a result of the Conversion in October 2014. In October 2015, the Company executed the issuance of the $10.0 million non-amortizing Subordinated Loan and subsequently used those proceeds in February 2016 to substantially fund the full retirement of $13.0 million in SBLF Preferred stock.  The Company received $19.6 million in net proceeds from the sale of 306,977 shares of common stock and 1,155,283 shares of preferred stock as a result of the Private Placement in May 2019. In October 2020, the Company executed the issuance of the $25.0 million non-amortizing Subordinated Loan.  Since 2014, we have successfully leveraged the $44.5 million in net new equity capital and the $35.0 million in the two Subordinated Loans by growing our consolidated assets by $657.5 million, or 113.3%, to $1.2 billion at December 31, 2020.. It is our intent to balance our future growth with capital adequacy considerations in a manner that will continue to allow us to effectively serve all of our key stakeholders and maintain our “well capitalized” capital position.

COVID-19 Response

In early January 2020, the World Health Organization issued an alert that a novel coronavirus outbreak was emanating from Wuhan, Hubei Province in China. Over the course of the next several weeks, the outbreak continued to spread to various regions of the world, prompting the World Health Organization to declare COVID-19 a global pandemic on March 11, 2020.   In the United States, by the end of March 2020, the rapid spread of the COVID-19 virus invoked various Federal and New York State authorities to make emergency declarations and issue executive orders to limit the spread of the disease.  Measures included restrictions on international and domestic travel, limitations on public gatherings, implementation of social distancing and sanitization protocols, school closings, orders to shelter in place and mandates to close all non-essential businesses to the public.  To widely varying degrees, largely dependent upon the level of regional and national outbreaks and the resultant levels of strain on available medical resources, these very substantial mandated curtailments of social and economic activity had been relaxed globally in the third and fourth quarters of

2020.  However, the number of reported positive cases (partly due to increased testing) in the United States have continued to be at high levels as of the date of this filing and new strains of the virus, potentially more contagious and more virulent have been reported in many parts of the world, including in the United States.  Further, there still are virtually no localities within the United States that have completely returned to substantively normal business and social activities at the time of this filing.

As a result of the initial and continuing outbreak, and governmental responses thereto, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.  The Company has many employees working remotely and has significantly reduced physical customer contact with employees and other customers.  Initially, branch activities were limited to drive-thru transactions whenever possible, teleconferencing and in-branch “appointments only” services.  The Bank’s branches are now fully accessible to the public but remain in strict compliance with all applicable social distancing and sanitization guidelines.  Since the start of the pandemic, transactional volume has also increased through the Bank’s telephone, mobile and internet banking channels.  We will take further actions, focused on safety, as may be required by government authorities or that we determine to be in the best interests of our employees, customers and business partners.

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

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed into law on March 27, 2020, provided financial assistance in various forms to both businesses and consumers, including the establishment and funding of the Paycheck Protection Program (“PPP”).  In addition, the CARES Act also created many directives affecting the operations of financial services providers, such as the Company, including a forbearance program for federally-backed mortgage loans and protections for borrowers from negative credit reporting due to loan accommodations related to the national emergency. The banking regulatory agencies have likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. The Company has worked to assist its business and consumer customers affected by COVID-19.

On December 27, 2020, following passage by the United States Congress, President Donald J. Trump signed into law the Consolidated Appropriations Act, 2021 which included the Coronavirus Response and Relief Supplemental Appropriations Act (“CRRSAA”).  The intent of this legislation was to provide another round of Economic Impact Payments to eligible individuals and families, renew the PPP to support small businesses and their employees, ensure needed access to unemployment benefits for Americans who have lost their jobs due to COVID-19, and provide additional funding for schools, vaccine distribution, and other important sectors of the economy.  While CRRSSA is expected to benefit the economic recovery and be supportive of the Company’s business activities, the effect of this legislation on the operations of the Company cannot be determined with certainty at this time.

The Bank participated in the PPP funded by the U.S. Treasury Department and administered by the U.S. SBA pursuant to the CARES Act and subsequent legislation.  PPP loans have an interest rate of 1.0% and a two-year or five-year loan term to maturity. The SBA guarantees 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and the loan proceeds are used for qualifying expenses. Through December 31, 2020, the Bank has received approval from the SBA for 699 loans totaling approximately $75.3 million through this program. The program was extended at least through the first quarter of 2021. The Bank is participating in the second round of PPP.   The Bank is now also assisting borrowers with the loan forgiveness phase of the process. As of this filing, the Company has submitted 312 loans totaling approximately $33.7 million to the SBA for forgiveness.

Borrowers that were delinquent in their payments to the Bank, prior to requesting a COVID-19 related financial hardship payment deferral were reviewed on a case by case basis for troubled debt restructure classification and non-performing loan status.  In the instances where the Company granted a payment deferral to a delinquent borrower because of COVID-19, the borrower’s delinquency status was frozen as of February 29, 2020, and their loans will continue to be reported as delinquent during the deferment period based on their delinquency status as of that date.  The long-term collectability of deferred loan payments will depend on many factors, including the future progression of the pandemic, potential medical breakthroughs in therapeutic treatments and/or vaccines, the pace of vaccine distributions, further economic stimulus from government authorities, the rate at which governmental restrictions on business activities are relaxed and the adequacy and sustainability of other sources of repayment such as loan collateral.  Consistent with industry regulatory guidance, borrowers that were granted COVID-19 related deferrals but were otherwise current on loan payments will continue to have their loans reported as current loans during the agreed upon deferral period(s), accrue interest and not be accounted for as troubled debt restructurings.

Through December 31, 2020, the Bank granted payment deferral requests for an initial period of 90 days on 618 loans representing approximately $137.4 million of existing loan balances.  Upon the receipt of borrower requests, additional 90 day deferral periods were generally granted.  Of these granted deferrals, 303 loans, totaling $24.0 million, were residential mortgage or consumer loans.  At December 31, 2020, 265 residential and consumer loans, totaling $21.3 million, have been returned to non-deferral status.  Of these granted deferrals, 315 loans, totaling $113.3 million, were commercial real estate or other commercial and industrial loans. At December 31, 2020, 291 commercial real estate or other commercial and industrial loans, totaling $98.9 million, have been returned to non-deferral status. Therefore, at December 31, 2020, 38 residential mortgage and consumer loans, totaling $2.7 million and 24 commercial real estate and other commercial and industrial loans, totaling $14.4 million remained in deferral status.  These loans still in deferral status therefore totaled $17.1 million and represented 2.1% of all loans outstanding at December 31, 2020. After consultations with certain of these commercial loan borrowers, 11 loans, representing $8.3 million, have been granted an additional 90 day deferral period beyond 180 days as of December 31, 2020.  These loans are included in the $17.1 million in loans still in deferred status at December 31, 2020.   On an extremely limited basis, additional deferral periods will potentially be granted subject to further analysis and discussion with specific borrowers.  To the extent that such modifications meet the criteria previously described they have not been classified as troubled debt restructurings nor classified as nonperforming at December 31, 2020.  Loans not granted additional deferral periods have been, and will continue to be, categorized as nonaccrual loans if the borrowers fail to make the first scheduled payment following the end of the deferral period.

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

Allowance for Loan Losses. The allowance for loan losses represents management's estimate of probable loan losses inherent in the loan portfolio.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment on the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and environmental factors, all of which may be susceptible to significant change.  The Company establishes a specific allowance for all commercial loans in excess of the total related credit threshold of $100,000 and single borrower residential mortgage loans in excess of the total related credit threshold of $300,000 identified as being impaired which are on nonaccrual and have been risk rated under the Company’s risk rating system as substandard, doubtful, or loss. The Company also establishes a specific allowance, regardless of the size of the loan, for all loans subject to a troubled debt restructuring agreement.  In addition, an accruing substandard loan could be identified as being impaired.  The measurement of impaired loans is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral, less costs to sell.  At December 31, 2020, the Bank’s position in impaired loans consisted of 52 loans totaling $22.8 million.  Of these loans, 15 loans, totaling $1.3 million, were valued using the present value of future cash flows method; and 37 loans, totaling $21.5 million, were valued based on a collateral analysis.  For all other loans, the Company uses the general allocation methodology that establishes an allowance to estimate the probable incurred loss for each risk-rating category.  Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in this report.

Deferred Income Tax Assets and Liabilities.  Deferred income tax assets and liabilities are determined using the liability method.  Under this method, the net deferred tax asset or liability is recognized for the future tax consequences.  This is attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating and capital loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  If current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established.  The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change. Effective in January 2018, the Company adopted a modification methodology that was at the time newly made available under the New York State tax code, affecting how the Company’s state income tax liability is computed.  Under this adopted methodology, management determined in the first quarter of 2019, it was unlikely that the Company would pay income taxes to New York State in future periods and therefore in the quarter ended March 31, 2019, the Company established, through a charge to earnings, a valuation allowance in the amount of $136,000 in order to reserve against deferred tax assets related to New York State income taxes.  This valuation allowance against the value of those deferred tax assets was established to reduce the net deferred tax asset related to New York State income taxes to $0.  Management is continuously monitoring its future tax consequences to determine if the Company’s deferred taxes are properly stated.  In the first quarter of 2020, consistent with policy, management reviewed all facts and circumstances related to its deferred taxes and determined that based on the expected filings of future New York State tax returns, the valuation allowance created in 2019 was no longer needed.   Therefore management elected to eliminate its New York State net deferred tax asset valuation allowance during the quarter ended March 31, 2020.

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

Evaluation of Goodwill.  Management performs an annual evaluation of the Company’s goodwill for possible impairment.  Based on the results of the 2020 evaluation, management has determined that the carrying value of goodwill is not impaired as of December 31, 2020.  The evaluation approach is described in Note 10 of the consolidated financial statements contained herein.

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

RECENT EVENTS

On December 21, 2020, the Company announced that its Board of Directors had declared a cash dividend of $0.06 per common and preferred share, and a cash dividend of $0.06 per notional share for the issued Warrant.  The dividend was payable on February 5, 2021 to shareholders of record on January 15, 2021.

EXECUTIVE SUMMARY AND RESULTS OF OPERATIONS

The Company reported net income of $7.0 million for 2020, an increase of $2.7 million, or 62.5%, as compared to net income of $4.3 million for 2019.  Net income increased during 2020, as compared to the previous year, due to an increase in net interest income before the provision for loan losses of $3.4 million, an increase in noninterest income of $1.6 million, and a decrease in noninterest expense of $650,000.  These increases were partially offset by an increase in the provision for loan losses of $2.7 million and an increase in income tax expense of $130,000.  Basic and diluted earnings per share in 2020 were both $1.17 per share, as compared to $0.80 per share in 2019.  Return on average assets increased 17 basis points to 0.60% in 2020 from 0.43% in 2019.  Return on average equity increased 209 basis points to 7.43% in 2020 as compared to 5.34% in 2019.  The increase in return on average assets in 2020, as compared to the previous year, was primarily due to the increase net income outpacing average asset growth.  Average assets increased in 2020 by $161.3 million, or 16.0%, as the Company grew its total assets from $1.1 billion at December 31, 2019 to $1.2 billion at December 31, 2020.  The increase in return on average equity in 2020, as compared to the previous year, was primarily due to the increase in net income outpacing the growth in equity.

Net interest income, before provision for loan losses, increased $3.4 million, or 12.1%, to $31.6 million in 2020 on average interest earning assets of $1.1 billion as compared to net interest income before provision for loan losses of $28.2 million in 2019 on average interest earning assets of $947.9 million.  Interest and dividend income increased $749,000 in 2020 to $42.5 million, as compared to interest and dividend income of $41.8 million in 2019.  The aggregate increase in the average balance of interest-earning assets of $151.1 million was partially offset by a decrease of 53 basis points in the overall average yield earned on those assets.  The $749,000 increase in interest income was further enhanced by a decrease in interest expense of $2.7 million due to a decrease in the average rate paid on interest-bearing liabilities of 48 basis points in 2020 as compared to 2019, partially offset by an increase in those average interest-bearing liabilities of $100.8 million.

The Company recorded a provision for loan losses of $4.7 million in 2020 as compared to $2.0 million in the prior year.  The $2.7 million year-over-year increase in provision for loan losses was primarily due to economic uncertainty and the resultant potential for increased credit losses in future periods, as a result of the COVID-19 pandemic. Additionally, the provision reflected an increase in outstanding loan balances, excluding PPP loans, of $56.8 million, or 8.2%, in 2020 as compared to 2019, as well as an increase in the non-performing loans to period end loans as a result of the addition of three commercial loan relationships. Net loan balances increased 5.2% from December 31, 2019 to December 31, 2020. The Company recorded $599,000 in net charge-offs in 2020 as compared to $603,000 in net charge-offs in 2019.  The ratio of net charge-offs to average loans decreased to 0.08% in 2020 from 0.09% in 2019.

Noninterest income was $6.5 million in 2020, an increase of $1.6 million, or 31.9%, from $4.9 million in 2019. This increase was primarily the result of a $1.1 million increase in net gains on the sales of loans and foreclosed real estate, and a $747,000 increase in net gains on sales and redemptions of investment securities.  The increased gain on the sales of loans and foreclosed real estate was primarily the result of the sale of $35.9 million in seasoned, conforming residential mortgage loans that was completed in January 2020 and resulted in the recognition of a gain of $659,000. The increase in the net gains on sales of loans in 2020 was also the result of increased originations of 1-4 family residential mortgages sold into the secondary market.  The increase in the number of residential originations in 2020 was primarily due to significant declines in mortgage loan interest rates in 2020 as compared to the previous year.  The investment securities sales were part of the Company’s portfolio optimization and liquidity management strategies and were sold in order to improve the expected future total returns within the investment portfolio, particularly in light of potentially increased prepayment activity, related to the sharp decline in general interest rates, and/or potential credit downgrade concerns following the onset of the COVID-19 pandemic. Also contributing to the increase in noninterest income was loan servicing fees, debit card interchange fees, and insurance agency revenue, which increased $150,000, $114,000, and $111,000, respectively.  The net increase in these categories of noninterest income were in part due to the Company’s increased strategic focus on improving recurring noninterest income. However, overall increases in noninterest income were significantly muted in the second and third quarters of 2020 by reduced customer activity levels and the Bank’s increased levels of fee waivers and forbearances in response to the local economic effects of the COVID-19 pandemic.  These net increases in noninterest income were partially offset by a $710,000 increase in net losses on equity securities, as discussed below.

Since 2016, the Company held a passive equity investment, acquired for $534,000, in an otherwise unaffiliated financial institution.  The issuer of that originally-purchased common stock was acquired in June 2020 by another financial institution (the acquiring bank).  Upon the closing of the transaction, the acquisition resulted in the Company receiving total cash and stock compensation of $911,000 for its equity investment, based on the closing stock price of the acquiring institution on June 30, 2020.  As a result, during the second quarter of 2020, the Company recorded a net gain on sales and redemptions of investment securities of $115,000 and a gain on equity securities of $438,000.  The Company retained its shares of the acquiring bank, valued at $682,000 at December 31, 2020, and has the ability to hold the investment indefinitely.  In the fourth quarter of 2020, the Company received a cash dividend of $7,000 from the acquiring bank and recognized a net gain of $48,000 resulting from the quarter-over-quarter change in the market value of this investment.

In addition, the Company held a fixed-income, non-exchange traded investment, previously categorized as available-for-sale, which was managed since its acquisition in 2017 by an external party. The investment was previously reported at its stated net asset value, which was $2.1 million at March 31, 2020.  The investment, was substantially restructured and subsequently listed on June 17, 2020 as a publicly-traded common stock on the New York Stock Exchange.  Due to what management believes were technical factors related to the listing itself, and the almost universal pricing pressure on publicly-traded assets of this type in the current uncertain economic environment, the closing stock price at June 30, 2020 was significantly below the historical amortized cost of the investment on that date.  Therefore, the restructuring and listing events caused the Company to recognize an unrealized loss in the second quarter of $1.2 million, which was measured by the difference between the newly-issued stock’s closing price at June 30, 2020 and its net asset value at March 31, 2020.  The Company’s management believes that the investment is fundamentally sound, will sustainably generate significant dividend income in the future and that the Company has the ability to hold the security indefinitely.  In the fourth quarter of 2020, the Company received a cash dividend of $39,000 from the issuer of this stock investment and recognized a net gain of $121,000 resulting from the quarter-over-quarter change in the market value of this investment.

Noninterest expense decreased $650,000, or 2.5%, to $25.1 million in 2020 from $25.7 million in 2019. The year-over-year decrease in noninterest expense was principally driven by a $421,000 reduction in community service activities expenses, a $295,000 decrease in other expenses, a $287,000 decrease in foreclosed real estate expenses, and a $192,000 decrease in personnel expenses.  These decreases were partially offset by increases in building and occupancy costs and the FDIC assessment of $339,000 and $278,000, respectively. The decrease in community service activates was primarily due to the significant restrictions placed on many business activities as a result of the pandemic and an associated decrease in community-sponsored events and activities by the Bank. The decrease in other expenses was due to decreases in travel and training expense and meals and entertainment expense.   These expenses were substantially curtailed during the year as a result of the significant restrictions placed on many business activities as a result of the pandemic. Foreclosed real estate expenses decreased $287,000 as a result of a foreclosed property that the Bank paid taxes on in 2019.  This foreclosed property was sold in February 2019.  The decrease in personnel expenses in 2020, as compared to 2019, was primarily due to a decrease in employee benefits.  The decrease in employee benefits for the year ended December 31, 2020, as compared to 2019, was primarily due to decreases in pension, employee medical, and other employee benefits expenses.  Pension expense decreased primarily due to the higher market value of pension assets held in trust at January 1, 2020 as compared to the same date in 2019.  The higher market values for pension assets resulted from market value appreciation of those assets in 2019.  Medical expenses declined primarily due to reduced employee utilization of elective medical services and increased cost sharing of certain medical costs with employees in 2020, as compared to the previous year.  The decrease in other employee benefits expenses related to reduced levels of certain training, employee recognition and other employee-related activities due primarily to restrictions on such activities resulting from the pandemic.

Total assets were $1.2 billion at December 31, 2020 as compared to $1.1 billion at December 31, 2019.  The increase in total assets of $133.6 million, or 12.2%, was the result of the increase in investment securities of $66.2 million, the increase in loans, principally commercial loans, of $44.0 million, and the $23.3 million increase in cash and cash equivalents.  All other assets increased by a net $4.1 million.  The increase in total assets in 2020 was funded largely by a $114.0 million increase in deposits, specifically an $80.6 million increase in customer deposits, and a $33.4 million increase in brokered deposits.

Net loan charge-offs to average loans were 0.08% for 2020, as compared to 0.09% for 2019. Nonperforming loans to total loans were 2.58% at December 31, 2020, up 191 basis points compared to 0.67% at December 31, 2019. The allowance for loan losses to non-performing loans at December 31, 2020 was 59.89%, compared with 165.25% at December 31, 2019. Nonperforming loans to total loans increased from December 31, 2019 primarily due to the addition of three commercial loan relationships, comprised of five individual loans, with aggregate outstanding loan balances of $14.5 million, which were placed in nonaccrual in 2020.  These relationships, include secured loans (secured by third-party pledges, other governmental grants and/or business assets), unsecured loans, and loans collateralized by commercial real estate.

Pursuant to the CARES Act and subsequent legislation, financial institutions have the option to temporarily suspend certain requirements under U.S. generally accepted accounting principles related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. This provision allows a financial institution the option to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) January 1, 2022 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Bank elected to adopt these provisions of the CARES Act.

Management is monitoring these entities closely and has incorporated our current estimate of the ultimate collectability of these loans into the reported allowance for loan losses at December 31, 2020. Overall the allowance for loan losses to year end loans increased from 1.11% at December 31, 2019 to 1.55% at December 31, 2020.  This increase reflected management’s estimate of the probable losses inherent in the current loan portfolio.

Total past due loans measured as a percent of total loans, decreased from 2.09% at December 31, 2019 to 1.85% at December 31, 2020, primarily due to a decrease of $813,000 in past due commercial loans and a $386,000 decrease in past due residential loans, partially offset by a $220,000 increase in past due consumer loans. The level of nonperforming loans increased in aggregate by $16.1 million led by an increase of $15.0 million in nonperforming commercial loans, a $995,000 increase in nonperforming residential loans, and a $116,000 increase in nonperforming consumer loans.  Commensurate with the increase in nonperforming loans to year end loans, the ratio of nonperforming assets to total assets increased to 1.74% at December 31, 2020 from 0.49% at December 31, 2019.

The Company’s shareholders’ equity increased $7.0 million, or 7.8%, to $97.5 million at December 31, 2020 from $90.4 million at December 31, 2019.  This increase was primarily due to a $5.4 million increase in retained earnings, a $735,000 increase in comprehensive income, a $662,000 increase in additional paid in capital and a $180,000 increase in ESOP shares earned.  Comprehensive income increased primarily as the result of losses on derivatives and hedging activities, partially offset by the unrealized gains on available for sale securities during 2020.  The increase in retained earnings resulted from $7.0 million in net income recorded in 2020.  Partially offsetting this increase in retained earnings were $1.1 million for cash dividends declared on our common stock, $291,000 for cash dividends declared on our preferred stock, and $30,000 for cash dividends declared on our issued warrant.

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

Net interest income, before provision for loan losses, increased $3.4 million, or 12.1%, to $31.6 million in 2020 as compared to $28.2 million in the previous year. Our net interest margin for the year ended December 31, 2020 decreased to 2.88% from 2.98% for the comparable prior year.  The increase in net interest income was primarily due to a $749,000, or 1.8%, increase in interest and dividend income in 2020 to $42.5 million primarily as a result of the $151.1 million, or 15.9%, increase in the average balance of interest earning assets (due primarily to loan growth), partially offset by the 53 basis point decrease in the average yield earned on those assets.  This increase in interest income was enhanced by a decrease in interest expense of $2.7 million, or 19.7%, during 2020, as compared to the previous year.  The decrease in interest expense was primarily due to a decrease in the average rate paid on interest-bearing liabilities of 48 basis points in 2020 as compared to 2019, partially offset by an increase in those average interest-bearing liabilities of $100.8 million.

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

	For the years ended December 31,
	2020			2019			2018
			Average			Average			Average
	Average		Yield /	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$797,099	$35,421	4.44%	$691,712	$34,035	4.92%	$609,648	$28,426	4.66%
Taxable investment securities	256,590	6,848	2.67%	231,656	7,241	3.13%	197,477	5,418	2.74%
Tax-exempt investment securities	8,992	159	1.77%	7,679	178	2.32%	28,444	720	2.53%
Fed funds sold and
interest-earning deposits	36,366	79	0.22%	16,939	304	1.79%	16,496	246	1.49%
Total interest-earning assets	1,099,047	42,507	3.87%	947,986	41,758	4.40%	852,065	34,810	4.09%
Noninterest-earning assets:
Other assets	79,024			66,705			57,529
Allowance for loan losses	(10,584)			(7,782)			(7,531)
Net unrealized losses on available-for-sale securities	(447)			(1,215)			(4,018)
Total assets	$1,167,040			$1,005,694			$898,045
Interest-bearing liabilities:
NOW accounts	$79,338	$159	0.20%	$66,945	$120	0.18%	$66,934	$116	0.17%
Money management accounts	15,482	18	0.12%	13,711	21	0.15%	13,584	21	0.15%
MMDA accounts	211,191	1,381	0.65%	189,373	1,772	0.94%	236,958	2,262	0.95%
Savings and club accounts	96,381	97	0.10%	83,798	98	0.12%	83,511	85	0.10%
Time deposits	407,910	6,457	1.58%	364,636	8,702	2.39%	243,342	4,328	1.78%
Subordinated loans	20,421	1,101	5.39%	15,108	863	5.71%	15,075	846	5.61%
Borrowings	81,434	1,651	2.03%	77,795	1,952	2.51%	71,875	1,386	1.93%
Total interest-bearing liabilities	912,157	10,864	1.19%	811,366	13,528	1.67%	731,279	9,044	1.24%
Noninterest-bearing liabilities:
Demand deposits	148,739			103,727			96,719
Other liabilities	12,558			10,465			6,380
Total liabilities	1,073,454			925,558			834,378
Shareholders' equity	93,586			80,136			63,667
Total liabilities & shareholders' equity	$1,167,040			$1,005,694			$898,045
Net interest income		$31,643			$28,230			$25,766
Net interest rate spread			2.68%			2.73%			2.85%
Net interest margin			2.88%			2.98%			3.02%
Ratio of average interest-earning assets
to average interest-bearing liabilities			120.49%			116.84%			116.52%

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

	Years Ended December 31,
	2020 vs. 2019			2019 vs. 2018
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Loans	$4,878	$(3,492)	$1,386	$3,976	$1,633	$5,609
Taxable investment securities	731	(1,124)	(393)	1,010	813	1,823
Tax-exempt investment securities	27	(46)	(19)	(486)	(56)	(542)
Fed funds sold and interest-earning deposits	175	(400)	(225)	7	51	58
Total interest and dividend income	5,811	(5,062)	749	4,507	2,441	6,948
Interest Expense:
NOW accounts	24	15	39	-	4	4
Money management accounts	2	(5)	(3)	-	-	-
MMDA accounts	187	(578)	(391)	(446)	(44)	(490)
Savings and club accounts	14	(15)	(1)	-	13	13
Time deposits	942	(3,187)	(2,245)	2,595	1,779	4,374
Subordinated loans	289	(51)	238	2	15	17
Borrowings	88	(389)	(301)	122	444	566
Total interest expense	1,546	(4,210)	(2,664)	2,273	2,211	4,484
Net change in net interest income	$4,265	$(852)	$3,413	$2,234	$230	$2,464

Interest Income

Changes in interest income result from changes in the average balances of loans, securities, and interest-earning deposits and the related average yields on those balances.

Interest and dividend income increased $749,000, or 1.8%, to $42.5 million in 2020 as compared to $41.8 million in 2019 due principally to the $151.1 million, or 15.9%, increase in average interest-earning assets.  The increase in average interest-earning assets was primarily due to the increase in the average balances of loans, which increased $105.4 million, or 15.2%, in 2020, as compared to the previous year. The increase in the average balance of loans reflected the Company’s continued success in its expansion within the greater Syracuse market and the Company’s participation in the PPP loan program.  The average yield earned on loans decreased 48 basis points to 4.44% in 2020 from 4.92% in 2019 as maturing higher rate loans were replaced by loans at current lower market rates, which was a direct result of the interest rate environment caused by the pandemic. The average balance of PPP loans outstanding in 2020 was $48.6 million with an average yield of 3.33%.  Excluding PPP loans, the average balance of loans was $748.5 million with an average yield of 4.52%. Interest on taxable investment securities decreased $393,000 in 2020, as compared with the previous year.  The average yields earned on taxable investment securities decreased 46 basis points to 2.67% in 2020 as compared to 3.13% in 2019, accounting for a decrease in interest income of $1.1 million in 2020, as compared to 2019.  The average balance of taxable investment securities increased $24.9 million, or 10.8%, in 2020, as compared to the previous year, accounting for an increase in 2020 interest income from taxable investment securities of $731,000 as compared to 2019.

Interest Expense

Changes in interest expense result from changes in the average balances of deposits and borrowings and the related average interest costs on those balances.

Interest expense decreased $2.7 million, or 19.7%, to $10.9 million in 2020, as compared to $13.5 million in the previous year.  The decrease in interest expense was primarily the result of a decrease in interest paid on time deposits of $2.2 million.  Decreases between 2020 and 2019 were recorded in average rates paid on time deposits of 81 basis points. The decrease in the average rates paid on those deposits reflected the general decline in market interest rates during 2020.  Partially offsetting the reduction in interest expenses on deposits was an increase of $100.7 million, or 12.4%, in the average balance of interest-bearing deposits in 2020 as compared to the previous year.  Further contributing to the decrease in interest expense was a $301,000 decrease in borrowings expense, which also decreased due to general decline in market interest rates during 2020.  These decreases in borrowed funds expense were partially offset by a $238,000 increase in subordinated loan expense, which was the result of the Company’s completion of a private placement of the fixed-to-floating rate 2020 subordinated loan during the fourth quarter of 2020. The Company currently plans to redeem approximately $10.0 million of previously issued loans that were outstanding on December 31, 2020, during the second quarter of 2021.

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

The Company recorded a provision for loan losses of $4.7 million in 2020 as compared to $2.0 million in the prior year.  The $2.7 million year-over-year increase in provision for loan losses was primarily due to economic uncertainty and the resultant potential for increased credit losses in future periods, as a result of the COVID-19 pandemic. Additionally, the provision reflected an increase in outstanding loan balances, excluding PPP loans, of $56.8 million, or 8.2%, in 2020 as compared to 2019, as well as an increase in the non-performing loans to period end loans as a result of the addition of three commercial loan relationships. Net loan balances increased 5.2% from December 31, 2019 to December 31, 2020.  The Company recorded $599,000 in net charge-offs in 2020 as compared to $603,000 in net charge-offs in 2019.  The ratio of net charge-offs to average loans decreased to 0.08% in 2020 from 0.09% in 2019.

Nonperforming loans to total loans were 2.58% at December 31, 2020, up 191 basis points compared to 0.67% at December 31, 2019. The allowance for loan losses to non-performing loans at December 31, 2020 was 59.89%, compared with 165.25% at December 31, 2019. Nonperforming loans to total loans increased from December 31, 2019 primarily due to the addition of three commercial loan relationships, comprised of five individual loans, with aggregate outstanding loan balances of $14.5 million, which were placed in nonaccrual in 2020.  These relationships, include secured loans (secured by third-party pledges, other governmental grants and/or business assets), unsecured loans, and loans collateralized by commercial real estate.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions and net gains or losses on sales of securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the years indicated.

	Years Ended December 31,
(Dollars in thousands)	2020	2019	Change
Service charges on deposit accounts	$1,395	$1,391	$4	0.3%
Earnings and gain on bank owned life insurance	460	462	(2)	-0.4%
Loan servicing fees	361	211	150	71.1%
Debit card interchange fees	771	657	114	17.4%
Insurance agency revenue	955	844	111	13.2%
Other charges, commissions and fees	917	878	39	4.4%
Noninterest income before gains	4,859	4,443	416	9.4%
Net gains on sales and redemptions of investment securities	1,076	329	747	227.1%
Net gains on sales of loans and foreclosed real estate	1,179	64	1,115	1742.2%
(Losses) gains on marketable equity securities	(629)	81	(710)	-876.5%
Total noninterest income	$6,485	$4,917	$1,568	31.9%

Noninterest income for the year ended December 31, 2020 increased $1.6 million, or 31.9%, to $6.5 million from $4.9 million for the year ended December 31, 2019. Noninterest income before gains (losses) on the sales and redemptions of investment securities, gains (losses) on marketable equity securities, and gains on the sale of loans and foreclosed real estate increased $416,000, or 9.4%, to $4.9 million in 2020 as compared to $4.4 million in 2019. This $416,000 increase in 2020, as compared with the previous year, was primarily due to increases in loan servicing fees, debit card interchange fees, and insurance agency revenue, which increased $150,000, $114,000, and $111,000, respectively.

Net gains on the sales of loans and foreclosed real estate increased $1.1 million and net gains on the sales and redemptions of investment securities increased $747,000. The increased gain on the sales of loans and foreclosed real estate was primarily the result of the sale of $35.9 million in seasoned, conforming residential mortgage loans that was completed in January 2020 and resulted in the recognition of a gain of $659,000. The increase in the net gains on sale of loans in 2020 was also the result of increased originations of 1-4 family residential mortgages sold into the secondary market.  The increase in the number of residential originations in 2020 was primarily due to significant declines in mortgage loan interest rates in 2020 as compared to the previous year.  The investment securities sales were part of the Company’s portfolio optimization and liquidity management strategies and were sold in order to improve the expected future total returns within the investment portfolio, particularly in light of potentially increased prepayment activity, related to the sharp decline in general interest rates, and/or potential credit downgrade concerns following the onset of the COVID-19 pandemic.

Since 2016, the Company held a passive equity investment, acquired for $534,000, in an otherwise unaffiliated financial institution.  The issuer of that originally-purchased common stock was acquired in June 2020 by another financial institution (the acquiring bank).  Upon the closing of the transaction, the acquisition resulted in the Company receiving total cash and stock compensation of $911,000 for its equity investment, based on the closing stock price of the acquiring institution on June 30, 2020.  As a result, during the second quarter of 2020, the Company recorded a net gain on sales and redemptions of investment securities of $115,000 and a gain on equity securities of $438,000.  The Company retained its shares of the acquiring bank, valued at $682,000 at December 31, 2020, and has the ability to hold the investment indefinitely.  In the fourth quarter of 2020, the Company received a cash dividend of $7,000 from the acquiring bank and recognized a net gain of $48,000 resulting from the quarter-over-quarter change in the market value of this investment.

In addition, the Company held a fixed-income, non-exchange traded investment, previously categorized as available-for-sale, which was managed since its acquisition in 2017 by an external party. The investment was previously reported at its stated net asset value, which was $2.1 million at March 31, 2020.  The investment, was substantially restructured and subsequently listed on June 17, 2020 as a publicly-traded common stock on the New York Stock Exchange.  Due to what management believes were technical factors related to the listing itself, and the almost universal pricing pressure on publicly-traded assets of this type in the current uncertain economic environment, the closing stock price at June 30, 2020 was significantly below the historical amortized cost of the investment on that date.  Therefore, the restructuring and listing events caused the Company to recognize an unrealized loss in the second quarter of $1.2 million, which was measured by the difference between the newly-issued stock’s closing price at June 30, 2020 and its net asset value at March 31, 2020.  The Company’s management believes that the investment is fundamentally sound, will sustainably generate significant dividend income in the future and that the Company has the ability to hold the security indefinitely.  In the fourth quarter of 2020, the Company received a cash dividend of $39,000 from the issuer of this stock investment and recognized a net gain of $121,000 resulting from the quarter-over-quarter change in the market value of this investment.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the years indicated.

	Years Ended December 31,
(Dollars in thousands)	2020	2019	Change
Salaries and employee benefits	$13,468	$13,660	$(192)	-1.4%
Building occupancy	3,013	2,674	339	12.7%
Data processing	2,396	2,339	57	2.4%
Professional and other services	1,210	1,325	(115)	-8.7%
Advertising	941	962	(21)	-2.2%
FDIC assessments	699	421	278	66.0%
Audits and exams	507	427	80	18.7%
Insurance agency expense	743	816	(73)	-8.9%
Community service activities	199	620	(421)	-67.9%
Foreclosed real estate expenses	50	337	(287)	-85.2%
Other expenses	1,854	2,149	(295)	-13.7%
Total noninterest expenses	$25,080	$25,730	$(650)	-2.5%

Noninterest expenses for 2020 decreased $650,000, or 2.5%, to $25.1 million from $25.7 million for the prior year. The year-over-year decrease in noninterest expense was principally driven by a $421,000 reduction in community service activities expenses, a $295,000 decrease in other expenses, a $287,000 decrease in foreclosed real estate expenses, and a $192,000 decrease in personnel expenses. These decreases were partially offset by increases in building and occupancy costs and the FDIC assessment of $339,000 and $278,000, respectively.

Community service activities decreased $421,000, or 67.9%, in 2020 primarily due to the significant restrictions placed on many business activities as a result of the pandemic and an associated decrease in community-sponsored events and activities by the Bank.

Other expenses decreased $295,000, or 13.7%, due to decreases in travel and training expense and meals and entertainment expense.   These expenses were substantially curtailed during the year as a result of the significant restrictions placed on many business activities as a result of the pandemic.

Foreclosed real estate expenses decreased $287,000 as a result of a foreclosed property that the Bank paid taxes on in 2019.  This foreclosed property was sold in February 2019.

The year-over-year decrease of $192,000 in personnel expenses was primarily due to a decrease in employee benefits.  The decrease in employee benefits for the year ended December 31, 2020, as compared to 2019, was primarily due to decreases in pension, employee medical, and other employee benefits expenses.  Pension expense decreased primarily due to the higher market value of pension assets held in trust at January 1, 2020 as compared to the same date in 2019.  The higher market values for pension assets resulted from market value appreciation of those assets in 2019.  Medical expenses declined primarily due to reduced employee utilization of elective medical services and increased cost sharing of certain medical costs with employees in 2020, as compared to the previous year.  The decrease in other employee benefits expenses related to reduced levels of certain training, employee recognition and other employee-related activities due primarily to restrictions on such activities resulting from the pandemic.

These decreases were offset by increases in building and occupancy costs and the FDIC assessment.  Building and occupancy costs increased $339,000 as a result of an increase in maintenance costs and depreciation expense of $220,000 and $117,000, respectively. These increases are consistent with the Company’s recent refurbishments of certain branch and administrative locations and the relative timing of certain maintenance activities.  The FDIC assessment increased $278,000 and is consistent with the Bank’s growth in assets.

Income Tax Expense

The Company reported income tax expense of $1.3 million in 2020 and $1.2 million in 2019. Income tax expense increased $130,000 in 2020 as compared to the previous year.  Income tax expense increased in 2020, as compared to the previous year, as a result of the increase in pretax net income of $2.9 million, partially offset by a decrease in the effective tax rate in 2020, as described below.

The Company’s effective tax rate was 15.9% in 2020, as compared to 21.4% in 2019. The Company’s effective tax rate was reduced from the federal statutory income tax rate of 21.0% by 3.8% in 2020 as a result of anticipated New York State tax refunds described below and 2.0% by the combined effects of tax exempt income received in the form of interest on tax exempt loans and investment securities, and the increase in the value of its bank owned life insurance.

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

Effective in January 2018, the Company adopted a modification methodology that was at the time newly made available under the New York State tax code, affecting how the Company’s state income tax liability is computed.  Under this adopted methodology, management determined in the first quarter of 2019, it was unlikely that the Company would pay income taxes to New York State in future periods and therefore in the quarter ended March 31, 2019, the Company established, through a charge to earnings, a valuation allowance in the amount of $136,000 in order to reserve against deferred tax assets related to New York State income taxes.  This valuation allowance against the value of those deferred tax assets was established to reduce the net deferred tax asset related to New York State income taxes to $-0-.  Management is continuously monitoring its future tax consequences to determine if the Company’s deferred taxes are properly stated.  In the first quarter of 2020, consistent with policy, management reviewed all facts and circumstances related to its deferred taxes and determined that based on the expected filings of future New York State tax returns, the valuation allowance created in 2019 was no longer needed.   Therefore management elected to eliminate its New York State net deferred tax asset valuation allowance during the quarter ended March 31, 2020.

In the first quarter of 2021, the Company filed amended New York State tax returns for 2015 through 2017 (the “carryback years”). The returns were amended from their original filings in order to file carryback claims utilizing New York State net operating losses generated under New York State tax law in 2018.  As a result, the Company expects to receive $316,000 in tax refunds from New York State for taxes previously paid in the carryback years.  This anticipated refund has been applied to the effective tax rate of the Company in 2020 in accordance with GAAP.  The recognition of this anticipated tax refund in 2020 reduced the Company’s effective tax rate by 3.8% in 2020.

As a Maryland business corporation, the Company is required to file an annual report with, and pay franchise taxes to, the State of Maryland.

See Note 17 to the consolidated financial statements for the reconciliation of the statutory tax rate to the effective tax rate.

Earnings Per Share

Basic and diluted earnings per share for the year ended December 31, 2020 were both $1.17, as compared to basic and diluted earnings per share of $0.80 for the year ended December 31, 2019.  The increase in earnings per share between these two periods was due to the increase in net income available to common shareholders between these two time periods.  Further information on earnings per share can be found in Note 3 of this Form 10-K.

CHANGES IN FINANCIAL CONDITION

Total assets were $1.2 billion at December 31, 2020 as compared to $1.1 billion at December 31, 2019.  The increase in total assets of $133.6 million, or 12.2%, was the result of the increase in investment securities of $66.2 million, the increase in loans, principally commercial loans, of $44.0 million, and the $23.3 million increase in cash and cash equivalents.  All other assets increased by a net $4.1 million.  The increase in total assets in 2020 was funded largely by a $114.0 million increase in deposits, specifically an $80.6 million increase in customer deposits, and a $33.4 million increase in brokered deposits.

Investment Securities

The investment portfolio represented 24.2% of the Company’s average interest earning assets in 2020 and is designed to generate a favorable rate of return in consideration of all risk factors associated with debt securities while assisting the Company in meeting its liquidity needs and interest rate risk strategies.  All of the Company’s investments, with the exception of marketable equity securities, are classified as either available-for-sale or held-to-maturity.  The Company does not hold any trading securities.  The Company invests primarily in securities issued by United States Government agencies and sponsored enterprises (“GSE”), mortgage-backed securities, collateralized mortgage obligations, state and municipal obligations, mutual funds, equity securities, investment grade corporate debt instruments, and common stock issued by the FHLBNY.  By investing in these types of assets, the Company reduces the credit risk of its asset base through geographical and collateral-type diversification but must accept lower yields than would typically be available on loan products.  Our mortgage-backed securities and collateralized mortgage obligations portfolios include privately-issued but substantially over-collateralized pass-through securities as well as pass-through securities guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae.  At December 31, 2020, the investment securities portfolio had approximately 2.4% of its composition in various forms of pass-through securities comprised of seasoned mortgage-backed securities whose underlying collateral was, to varying degrees (depending on the individual security’s initial and current composition), considered sub-prime, re-performing or high-risk at the securities’ issuance dates. These privately-issued mortgage-backed securities are believed to be adequately collateralized by subordinate structures and ongoing credit support mechanisms and are, therefore, well insulated from loss of principal due to credit default.

At December 31, 2020, available-for-sale investment securities increased 15.4% to $128.3 million and held-to-maturity investment securities increased 39.2% to $171.2 million. There were no securities that exceeded 10% of consolidated shareholders’ equity.

Our available-for-sale investment securities are carried at fair value and our held-to-maturity investment securities are carried at amortized cost.

The following table sets forth the carrying value of the Company's investment portfolio at December 31:

	Available-for-Sale			Held-to-Maturity
(In thousands)	2020	2019	2018	2020	2019	2018
Investment Securities:
US treasury, agencies and GSEs	$6,416	$16,820	$17,031	$1,000	$1,998	$3,987
State and political subdivisions	23,753	1,736	23,065	16,482	8,534	5,089
Corporate	12,668	12,554	17,200	36,441	25,779	9,924
Asset backed securities	8,607	13,232	18,119	18,414	23,099	1,509
Residential mortgage-backed - US agency	25,211	18,980	31,666	11,807	13,715	11,601
Collateralized mortgage obligations - US agency	26,464	30,785	46,441	24,482	19,607	13,972
Collateralized mortgage obligations - Private label	24,936	16,821	23,936	62,598	30,256	7,826
Common stock - financial services industry	206	206	206	-	-	-
Total investment securities	$128,261	$111,134	$177,664	$171,224	$122,988	$53,908

The following table sets forth the scheduled maturities, amortized cost, fair values and average yields for the Company's investment securities at December 31, 2020. Average yield is calculated on the amortized cost to maturity.  Adjustable rate mortgage-backed securities are included in the period in which interest rates are next scheduled to be reset.

AVAILABLE FOR SALE

			More Than One		More Than Five
	One Year or Less		to Five Years		to Ten Years
		Annualized		Annualized		Annualized
	Amortized	Weighted	Amortized	Weighted	Amortized	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Avg Yield	Cost	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$-	-	$-	-	$6,428	1.38%
State and political subdivisions	-	-	-	-	-	-
Corporate	530	2.38%	6,888	2.50%	4,975	4.38%
Asset backed securities	-	-	1,988	3.75%	1,713	3.99%
Total	$530	2.38%	$8,876	2.78%	$13,116	2.86%
Mortgage-backed securities:
Residential mortgage-backed - US agency	$-	-	$269	3.30%	$985	2.04%
Collateralized mortgage obligations - US agency	-	-	1,299	1.68%	3,707	1.25%
Collateralized mortgage obligations - Private label	203	4.84%	1,753	3.38%	-	-
Total	$203	4.84%	$3,321	2.71%	$4,692	1.42%
Other non-maturity investments:
Equity securities	$206	0.53%	$-	-	$-	-
Total	$206	0.53%	$-	-	$-	-
Total investment securities	$939	2.51%	$12,197	2.76%	$17,808	2.48%

	More Than Ten Years		Total Investment Securities
		Annualized			Annualized
	Amortized	Weighted	Amortized	Fair	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Value	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$-	-	$6,428	$6,416	0.46%
State and political subdivisions	23,235	2.15%	23,235	23,753	0.72%
Corporate	-	-	12,393	12,668	3.09%
Asset backed securities	4,871	3.31%	8,572	8,607	3.68%
Total	$28,106	2.35%	$50,628	$51,444	1.76%
Mortgage-backed securities:
Residential mortgage-backed - US agency	$23,602	2.25%	$24,856	$25,211	2.53%
Collateralized mortgage obligations - US agency	21,770	1.39%	26,776	26,464	0.88%
Collateralized mortgage obligations - Private label	22,706	2.97%	24,662	24,936	3.73%
Total	$68,078	2.22%	$76,294	$76,611	2.35%
Other non-maturity investments:
Equity securities	$-	-	$206	$206	0.53%
Total	$-	-	$206	$206	0.53%
Total investment securities	$96,184	2.25%	$127,128	$128,261	2.11%

HELD-TO-MATURITY

			More Than One		More Than Five
	One Year or Less		to Five Years		to Ten Years
		Annualized		Annualized		Annualized
	Amortized	Weighted	Amortized	Weighted	Amortized	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Avg Yield	Cost	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$1,000	1.70%	$-	-	$-	-
State and political subdivisions	672	3.02%	4,804	3.10%	2,682	3.89%
Corporate	-	-	10,068	3.83%	24,504	4.68%
Asset backed securities	-	-	2,767	4.12%	2,433	4.59%
Total	$1,672	2.23%	$17,639	3.68%	$29,619	4.60%
Mortgage-backed securities:
Residential mortgage-backed - US agency	$-	-	$2,783	3.22%	$202	2.80%
Collateralized mortgage obligations - US agency	881	3.94%	7,665	2.77%	3,242	2.40%
Collateralized mortgage obligations - Private label	-	-	24,955	3.94%	1,974	3.65%
Total	$881	3.94%	$35,403	3.63%	$5,418	2.87%
Total investment securities	$2,553	2.82%	$53,042	3.65%	$35,037	4.33%

	More Than Ten Years		Total Investment Securities
		Annualized			Annualized
	Amortized	Weighted	Amortized	Fair	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Value	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$-	-	$1,000	$1,002	1.70%
State and political subdivisions	8,324	2.25%	16,482	16,951	3.07%
Corporate	1,869	3.74%	36,441	37,535	4.08%
Asset backed securities	13,214	2.94%	18,414	18,455	3.88%
Total	$23,407	2.76%	$72,337	$73,943	3.77%
Mortgage-backed securities:
Residential mortgage-backed - US agency	$8,822	2.64%	$11,807	$12,282	2.17%
Collateralized mortgage obligations - US agency	12,694	2.08%	24,482	25,331	2.80%
Collateralized mortgage obligations - Private label	35,669	2.79%	62,598	63,379	2.15%
Total	$57,185	2.61%	$98,887	$100,992	2.31%
Total investment securities	$80,592	2.65%	$171,224	$174,935	2.93%

The yield information disclosed above does not give effect to changes in fair value that are reflected in accumulated other comprehensive loss in consolidated shareholders’ equity.

Loans Receivable

Average loans receivable represented 72.5% of the Company’s average interest earning assets in 2020 and account for the greatest portion of total interest income.  At December 31, 2020, the Company has the largest portion of its loan portfolio in commercial loan products that represented 58.3% of total loans. These products include credits extended to businesses and political subdivisions within its marketplace that are typically secured by commercial real estate, equipment, inventories, and accounts receivable.  The residential mortgage loans product segment represents 28.5% of total loans at December 31, 2020.  The consumer loan products represents 13.2% of total loans at December 31, 2020.  The Company has seen the proportion of commercial loan products to total loans increase in recent years and it will continue to emphasize these types of loans.  Notwithstanding this emphasis, the Company also anticipates a continued commitment to financing the purchase or improvement of residential real estate in its market area.

The following table sets forth the composition of our loan portfolio, including net deferred costs, in dollar amount and as a percentage of loans.

	December 31,
(Dollars in thousands)	2020		2019		2018		2017		2016
Residential real estate	$233,094	28.2%	$212,663	27.2%	$238,894	38.5%	$221,623	38.2%	$206,900	42.0%
Residential real estate held-for-sale	1,526	0.2%	35,936	4.6%	-	0.0%	-	0.0%	-	0.0%
Commercial real estate	286,066	34.7%	254,781	32.6%	212,622	34.3%	192,540	33.2%	150,569	30.6%
Commercial and tax exempt	194,963	23.6%	148,776	19.0%	116,914	18.8%	111,786	19.2%	103,394	21.0%
Home equity and junior liens	38,941	4.7%	46,688	6.0%	26,416	4.3%	26,235	4.5%	24,991	5.1%
Consumer loans	70,905	8.6%	82,607	10.6%	25,424	4.1%	28,647	4.9%	6,293	1.3%
Total loans receivable	$825,495	100.0%	$781,451	100.0%	$620,270	100.0%	$580,831	100.0%	$492,147	100.0%

The following table shows the amount of loans outstanding, including net deferred costs, as of December 31, 2020 which, based on remaining scheduled repayments of principal, are due in the periods indicated.  Demand loans having no stated schedule of repayments, no stated maturity, and overdrafts are reported as one year or less.  Adjustable and floating rate loans are included in the period on which interest rates are next scheduled to adjust, rather than the period in which they contractually mature.  Fixed rate loans are included in the period in which the final contractual repayment is due.

	Due Under	Due 1-5	Due Over
(In thousands)	One Year	Years	Five Years	Total
Real estate:
Commercial real estate	$44,542	$190,243	$51,281	$286,066
Residential real estate	9,831	13,741	211,048	234,620
Total real estate loans	54,373	203,984	262,329	520,686
Commercial and tax exempt	67,449	99,756	27,758	194,963
Home Equity and junior liens	16,264	2,777	19,900	38,941
Consumer	2,635	43,049	25,221	70,905
Total loans	$140,721	$349,566	$335,208	$825,495

The following table sets forth fixed- and adjustable-rate loans at December 31, 2020 that are contractually due after December 31, 2021:

(In thousands)	Due After One Year
Interest rates:
Fixed	$426,608
Variable	258,166
Total loans	$684,774

Total loans receivable, including net deferred costs, increased $44.0 million, or 5.6%, to $825.5 million at December 31, 2020 when compared to $781.5 million at December 31, 2019, due to growth in commercial loans of $78.8 million, partially offset by decreases in consumer loans and residential loans of $19.5 million and $13.9 million, respectively.  The Company does not originate sub-prime, Alt-A, negative amortizing or other higher risk structured residential mortgages. Commercial loans increased primarily due to increases of $60.6 million in PPP loans and $32.0 million in commercial real estate loans.  This was reflective of high levels of participation in the government relief program, organic loan growth and the Company’s continued success in its expansion within the greater Syracuse, New York market.  The decrease in residential mortgage loans was primarily the result of the sale of $35.9 million in seasoned conforming residential mortgage loans in the first quarter of 2020, which generated a $659,000 gain.  The decrease in consumer loans was primarily due to general amortization.  The Company maintained its previously established credit standards, but continued to benefit from the expanding relationship-derived business activity within the markets that the Bank serves.

Nonperforming Loans and Assets

The following table represents information concerning the aggregate amount of nonperforming assets:

	December 31,
(Dollars In thousands)	2020	2019	2018	2017	2016
Nonaccrual loans:
Commercial and commercial real estate loans	$17,978	$3,002	$830	$2,443	$1,863
Consumer	747	631	142	363	388
Residential mortgage loans	2,608	1,613	1,176	2,088	2,560
Total nonaccrual loans	21,333	5,246	2,148	4,894	4,811
Total nonperforming loans	21,333	5,246	2,148	4,894	4,811
Foreclosed real estate	-	88	1,173	468	597
Total nonperforming assets	$21,333	$5,334	$3,321	$5,362	$5,408

Accruing troubled debt restructurings	$3,554	$2,008	$2,574	$2,539	$5,531

Nonperforming loans to total loans	2.58%	0.67%	0.35%	0.84%	0.98%
Nonperforming assets to total assets	1.74%	0.49%	0.36%	0.61%	0.72%

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

Pursuant to the CARES Act and subsequent legislation, financial institutions have the option to temporarily suspend certain requirements under U.S. generally accepted accounting principles related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. This provision allows a financial institution the option to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) January 1, 2022 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Bank elected to adopt these provisions of the CARES Act.

Total nonperforming loans increased $16.1 million, or 306.7%, between December 31, 2019 and December 31, 2020, driven by increases of $15.0 million, $995,000 and $116,000 in nonperforming commercial and commercial real estate loans, residential real estate loans, and consumer loans, respectively. The increase in nonperforming commercial and commercial real estate loans was primarily due to the addition of three commercial loan relationships, comprised of five individual loans, with aggregate outstanding loan balances of $14.5 million, which were placed in nonaccrual in 2020.  These relationships, include secured loans (secured by third-party pledges, other governmental grants and/or business assets), unsecured loans, and loans collateralized by commercial real estate.  Management is monitoring these entities closely and has incorporated our current estimate of the ultimate collectability of these loans into the reported allowance for loan losses at December 31, 2020.  Management believes that the value of the collateral properties underlying the loans is sufficient to preclude any significant losses related to these loans. Management continues to monitor and react to national and local economic trends as well as general portfolio conditions which may impact the quality of the portfolio, and considers these environmental factors in support of the allowance for loan loss reserve. Management believes that the current level of the allowance for loan losses, at $12.8 million at December 31, 2020, adequately addresses the current level of risk within the loan portfolio, particularly considering the types and levels of collateralization supporting the substantial majority of the portfolio. The Company maintains strict loan underwriting standards and carefully monitors the performance of the loan portfolio.

Foreclosed Real Estate (“FRE”) balances decreased by $88,000 at December 31, 2020, from the prior year end and reflected the timing of foreclosures versus sales in 2020.  The number of FRE properties decreased from one to zero between these two dates.

The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more.  There are no loans that are past due 90 days or more and still accruing interest.  The Company considers a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan.  Had the loans in nonaccrual status performed in accordance with their original terms, additional interest income of $685,000 and $222,000 would have been recorded for the years ended December 31, 2020 and December 31, 2019, respectively.

The measurement of impaired loans is based upon the fair value of the collateral or the present value of future cash flows discounted at the historical effective interest rate for impaired loans when the receipt of contractual principal and interest is probable.  At December 31, 2020 and December 31, 2019, the Company had $22.8 million and $7.5 million in loans, which were deemed to be impaired, having specific reserves of $2.8 million and $830,000, respectively. The $15.3 million year-over-year increase in impaired loans was principally due to increases of $8.3 million, $6.0 million, and $741,000 in impaired commercial real estate loans, other commercial and industrial loans, and commercial lines of credit, respectively. All other loan product segments (which include residential loans and commercial lines of credit) reported modest year-over-year increases in impaired loans of $223,000 in aggregate.

The threshold for individually measuring impairment on commercial real estate or commercial loans remains at $100,000 and for residential mortgage loans remains at $300,000 at December 31, 2020. The thresholds described above do not apply to loans that have been classified as troubled debt restructurings, which are individually measured for impairment at the time that the restructuring is affected.

Appraisals are obtained at the time a real estate secured loan is originated.  For commercial real estate held as collateral, the property is inspected every two years.

Management has identified certain loans with potential credit profiles that may result in the borrowers not being able to comply with the current loan repayment terms and which may result in possible future impaired loan reporting.  Potential problem loans decreased $8.3 million to $23.2 million at December 31, 2020, compared to $31.5 million at December 31, 2019.  These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired.  The decrease in potential problem loans was primarily due to a $5.7 million decrease in potential problem commercial real estate loans, a $2.3 million decrease in potential problem commercial and industrial loans and a $592,000 decrease in potential problem commercial lines of credit.  These decreases were partially offset by decreases in potential problem residential estate loans of $558,000.  The decrease in potential problem commercial real estate loans, commercial and industrial loans and commercial lines of credit was a result of the loans that were previously potential problem loans, which were deemed to be impaired during 2020.

Total potential problem loans, including impaired loans, were $45.9 million at December 31, 2020, comprised of special mention, substandard and doubtful loans of $20.7 million, $23.7 million and $1.5 million, respectively.  Total potential problem loans, including impaired loans, were $38.9 million at December 31, 2019, comprised of special mention, substandard and doubtful loans of $30.3 million, $6.8 million and $1.8 million, respectively. Substandard loans increased $17.0 million, partially offset by decreases in special mention loans and doubtful loans of $9.6 million and $339,000, respectively, at December 31, 2020 as compared to December 31, 2019.  The increase in loans classified as substandard was primarily due to a $15.5 million increase in commercial loans, due to the addition of two relationships outstanding comprised of eight loans with an outstanding balance of $8.9 million. These relationships, include secured loans (secured by third-party pledges, other governmental grants and/or business assets), unsecured loans, and loans collateralized by commercial real estate.

The Company measures delinquency based on the amount of past due loans as a percentage of total loans.  The ratio of delinquent loans to total loans decreased to 1.85% at December 31, 2020 as compared to 2.09% at December 31, 2019.  The delinquency statistics presented at December 31, 2020 do not include loan payment deferrals granted under the provisions of the CARES Act. Delinquent loans decreased $979,000 year-over-year, primarily due to a decrease of $813,000 in delinquent commercial loans.  At December 31, 2020, there were $15.3 million in loans past due including $3.8 million, $5.4 million and $6.1 million in loans 30-59 days, 60-89 days, and 90 days and over past due, respectively.  At December 31, 2019, there were $16.3 million in loans past due including $9.7 million, $1.4 million and $5.2 million in loans 30-59 days, 60-89 days, and 90 days and over past due, respectively.

The decrease of $979,000 in total loans past due at December 31, 2020, as compared to December 31, 2019, was primarily due to a decrease of $6.0 million in loans 30-59 days past due, partially offset by a $4.0 million and $980,000 increase in loans 60-89 days past due and loans 90 days and over past due, respectively. The decrease in loans 30-59 days past due was primarily due to a decrease of $6.3 million in commercial loans.  At December 31, 2020 there were 13 loans with an outstanding aggregate balance of $1.8 million that were 30-59 days past due, while at December 31, 2019, there were 18 loans with an outstanding aggregate balance of $8.2 million.  The increase in loans 60-89 days past due was primarily due to an increase of $4.1 million in commercial loans.  The increase in loans 90 days and over past due was primarily due to an increase of $1.5 million in delinquent commercial loans.

The ratio of the allowance to loan losses to year end loans at December 31, 2020 was 1.55% as compared to 1.11% at December 31, 2019.

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

Allowance for Loan Losses

The allowance for loan losses is established through provision for loan losses and reduced by loan charge-offs net of recoveries. The allowance for loan losses represents the amount available for probable credit losses in the Company’s loan portfolio as estimated by management.  In its assessment of the qualitative factors used in arriving at the required allowance for loan losses, management considers changes in national and local economic trends, including the COVID-19 pandemic, the rate of the portfolios’ growth, trends in delinquencies and nonaccrual balances, changes in loan policy, and changes in management experience and staffing.  These factors, coupled with the recent historical loss experience within the loan portfolio by product segment support the estimable and probable losses within the loan portfolio.

The Company establishes a specific allocation for all commercial loans identified as being impaired with a balance in excess of $100,000 that are also on nonaccrual or have been risk rated under the Company’s risk rating system as substandard, doubtful, or loss. The measurement of impaired loans is based upon either the present value of future cash flows discounted at the historical effective interest rate or the fair value of the collateral, less costs to sell for collateral dependent loans.  At December 31, 2020, the Bank’s position in impaired loans consisted of 52 loans totaling $22.8 million.  Of these loans, 15 loans, totaling $1.3 million, were valued using the present value of future cash flows method; and 37 loans, totaling $21.5 million, were valued based on a collateral analysis. The Company uses the fair value of collateral, less costs to sell to measure impairment on commercial and commercial real estate loans.  Residential real estate loans in excess of $300,000 will also be included in this individual loan review.  Residential real estate loans less than this amount will be included in impaired loans if it is part of the total related credit to a previously identified impaired commercial loan.  The Company also establishes a specific allowance, regardless of the size of the loan, for all loans subject to a troubled debt restructuring agreement.

The allowance for loan losses at December 31, 2020 and 2019 was $12.8 million and $8.7 million, or 1.55% and 1.11% of total year end loans, respectively. The Company recorded $599,000 in net charge-offs in 2020 as compared to $603,000 in net charge-offs in 2019.  The ratio of net charge-offs to average loans decreased to 0.08% in 2020 from 0.09% in 2019.

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

	2020		2019		2018		2017		2016
	Allocation	Percent of	Allocation	Percent of	Allocation	Percent of	Allocation	Percent of	Allocation	Percent of
	of the	Loans to	of the	Loans to	of the	Loans to	of the	Loans to	of the	Loans to
(Dollars in thousands)	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans
Residential real estate	$931	28.2%	$580	27.2%	$766	38.5%	$865	38.2%	$759	42.0%
Commercial real estate	4,776	34.7%	4,010	32.6%	3,578	34.3%	3,589	33.2%	2,935	30.6%
Commercial and tax exempt	4,663	23.6%	2,841	19.0%	2,016	18.8%	1,950	19.2%	2,056	21.0%
Home equity and junior liens	739	4.7%	553	6.0%	409	4.3%	514	4.5%	331	5.1%
Consumer loans	1,123	8.6%	413	10.6%	385	4.1%	208	4.9%	166	1.3%
Unallocated (1)	545	0.2%	272	4.60%	152	-	-	-	-	-
Total	$12,777	100.0%	$8,669	100.0%	$7,306	100.0%	$7,126	100.0%	$6,247	100.0%

(1)	Includes loans held-for-sale at December 31, 2020 and 2019. There were no loans classified as held for sale at December 31, 2018, 2017, and 2016.

The following table sets forth the allowance for loan losses for the years indicated and related ratios:

(Dollars In thousands)	2020	2019	2018	2017	2016
Balance at beginning of year	$8,669	$7,306	$7,126	$6,247	$5,706
Provisions charged to operating expenses	4,707	1,966	1,497	1,769	953
Recoveries of loans previously charged-off:
Commercial real estate and loans	4	1	66	15	31
Consumer and home equity	95	60	58	46	63
Residential real estate	2	2	21	13	13
Total recoveries	101	63	145	74	107
Loans charged off:
Commercial real estate and loans	(222)	(294)	(952)	(587)	(69)
Consumer and home equity	(353)	(361)	(265)	(211)	(208)
Residential real estate	(125)	(11)	(245)	(166)	(242)
Total charged-off	(700)	(666)	(1,462)	(964)	(519)
Net charge-offs	(599)	(603)	(1,317)	(890)	(412)
Balance at end of year	$12,777	$8,669	$7,306	$7,126	$6,247
Net charge-offs to average loans outstanding	0.08%	0.09%	0.22%	0.16%	0.09%
Allowance for loan losses to year-end loans	1.55%	1.11%	1.18%	1.23%	1.27%

Bank Owned Life Insurance

The Company held $17.9 million and $17.4 million in bank owned life insurance at December 31, 2020 and 2019, respectively.  Bank owned life insurance increased $461,000, or 2.6%, to $17.9 million at December 31, 2020, as compared to December 31, 2019.  The increase was primarily due to the increase in the cash value of the policies recorded as income in 2020.

Deposits

The Company’s deposit base is drawn from ten full-service offices in its market area.  The deposit base consists of demand deposits, money management and money market deposit accounts, savings, and time deposits. Average deposits increased $136.9 million, or 16.7%, in 2020.   For the year ended December 31, 2020, 57.5% of the Company's average deposit base of $959.0 million consisted of core deposits.  Core deposits, which exclude time deposits, are considered to be more stable and provide the Company with a lower cost of funds than time deposits.  The Company will continue to emphasize retail and business core deposits by providing depositors with a full range of deposit product offerings and will maintain its recent focus on deposit gathering within the Syracuse market.

At December 31, 2020, business deposits, consumer deposits, and municipal deposits increased $70.1 million, $37.4 million and $6.5 million, respectively, when compared to December 31, 2019.  The increase in business deposits was primarily from activities related to PPP loans.  Noninterest-bearing deposits, which are primarily demand deposits, were $162.1 million at year end, compared with $107.5 million on December 31, 2019. A significant, but indeterminate amount of this increase in noninterest-bearing accounts is comprised of the unused balances in PPP loans that were deposited directly into customer accounts during the second quarter of 2020.  The increase in consumer deposits during the year ended December 31, 2020 reflected increased brokered deposit acceptances and the Bank’s increased market penetration among non-business customers, particularly in northern Onondaga County. The increase in the average balance of brokered deposits accepted by the Bank in 2020, as compared to 2019, resulted from management’s efforts to increase cash and cash equivalent balances, in response to the COVID-19 pandemic, during the second quarter of 2020.  The increase in municipal deposits in 2020, as compared to the previous year, resulted from transitory factors among a small number of the Bank’s largest municipal depositors.

Total deposits of $995.9 million at December 31, 2020 consisted in part of $170.0 million in brokered money market and certificates of deposit accounts. Brokered deposits represented 17.1% of all deposits at December 31, 2020.  Total deposits of $881.9 million at December 31, 2019 consisted in part of $136.5 million in brokered money market and certificates of deposit accounts. Brokered deposits represented 15.5% of all deposits at December 31, 2019.

The following table sets forth our deposit composition in dollar amount and as a percentage of total deposits.

	December 31,
(Dollars in thousands)	2020		2019		2018
Savings accounts	$103,093	10.3%	$81,926	9.3%	$80,545	11.1%
Time accounts	296,824	29.8%	301,193	34.2%	199,598	27.4%
Time accounts of $250,000 or more	100,226	10.1%	120,450	13.7%	77,224	10.6%
Money management accounts	15,650	1.6%	14,388	1.6%	13,180	1.8%
MMDA accounts	227,970	22.9%	185,402	21.0%	189,679	26.1%
Demand deposit interest-bearing	83,129	8.3%	64,533	7.3%	57,407	7.9%
Demand deposit noninterest-bearing	162,057	16.3%	107,501	12.2%	103,124	14.2%
Mortgage escrow funds	6,958	0.7%	6,500	0.7%	6,303	0.9%
Total Deposits	$995,907	100.0%	$881,893	100.0%	$727,060	100.0%

At December 31, 2020, time deposit accounts in excess of $100,000 totaled $200.8 million, or 50.6% of time deposits and 20.2% of total deposits.  At December 31, 2019, these deposits totaled $315.3 million, or 74.8% of time deposits and 35.8% of total deposits.

The following table indicates the amount of the Company’s time deposit accounts of $100,000 or more by time remaining until maturity as of December 31, 2020:

(In thousands)
Remaining Maturity:
Three months or less	$65,476
Three through six months	89,819
Six through twelve months	35,237
Over twelve months	10,259
Total	$200,791

Borrowings

Borrowings are comprised primarily of advances and overnight borrowing at the FHLBNY.

The following table represents information regarding short-term borrowings for the years ended December 31:

(Dollars in thousands)	2020	2019	2018
Maximum outstanding at any month end	$10,158	$39,038	$39,000
Average amount outstanding during the year	8,985	14,835	13,556
Balance at the end of the period	4,020	25,138	39,000
Average interest rate during the year	1.65%	2.54%	1.63%
Average interest rate at the end of the period	0.26%	1.80%	2.15%

The following table represents information regarding long-term borrowings for the years ended December 31:

(Dollars in thousands)	2020	2019	2018
Maximum outstanding at any month end	$83,299	$70,514	$79,534
Average amount outstanding during the year	72,430	64,011	58,316
Balance at the end of the period	78,030	67,987	79,534
Average interest rate during the year	2.08%	2.46%	2.00%
Average interest rate at the end of the period	1.60%	2.52%	2.32%

Subordinated Loans

The Company has a non-consolidated subsidiary trust, Pathfinder Statutory Trust II, of which the Company owns 100% of the common equity.  The Trust issued $5,000,000 of 30-year floating rate Company-obligated pooled capital securities of Pathfinder Statutory Trust II (“Floating-Rate Debentures”).  The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms.  The capital securities mature in 2037 and are treated as Tier 1 capital by the FDIC and FRB.  The capital securities of the trust are a pooled trust preferred fund of Preferred Term Securities VI, Ltd., whose interest rate resets quarterly, and are indexed to the 3-month U.S. dollar-denominated (“USD”) LIBOR rate plus 1.65%.  These securities have a five-year call provision.  The Company paid $124,000 and $213,000 in interest expense related to this issuance in 2020 and 2019, respectively.  The Company guarantees all of these securities.

Following several earlier transition date announcements in recent years, in December 2020 the United Kingdom’s Financial Conduct Authority (“FCA”), the organization responsible for regulating LIBOR, stated that it would (i) cease publishing indices at December 31, 2020 for one-week and two-month USD LIBOR after December 31, 2021, and (ii) cease publishing of all other tenors of USD LIBOR (specifically, one, three, six and 12-month tenors) after June 30, 2023. The Alternative Reference Rates Committee (the “ARRC”), formed by the FRB and the Federal Reserve Bank of New York, has been charged with developing an alternative rate that will replace USD LIBOR.  The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as the rate that represents best practice for use in USD LIBOR derivatives and other financial contracts.  Accordingly, SOFR currently represents the ARRC's preferred alternative to USD LIBOR. However, the replacement of USD LIBOR is a highly complex task due to the large number and aggregate magnitude of currently-outstanding USD LIBOR-based contracts, as well as the broad range of users of these indices.  As a result, there are a number of significant objections to the adoption of the SOFR index that have been brought forth for consideration by a wide-range of entities. Notwithstanding the uncertainties related to the transition away from USD LIBOR, described above, U.S. banking regulators have also encouraged banks to cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and, in any event, by December 31, 2021.  Management has analyzed the Company’s aggregate exposure to instruments that are indexed to USD LIBOR (including the Company’s acquired loan participations, fixed-income investments, hedging instruments and the Floating-Rate Debentures) and concluded that the adoption of SOFR, or another similar index that may ultimately be promulgated by the ARRC, will not materially impact the Company or the results of its operations.

The Company's equity interest in the trust subsidiary is included in other assets on the Consolidated Statements of Financial Condition at December 31, 2020 and 2019.  For regulatory reporting purposes, the Federal Reserve has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them at its discretion.

On October 15, 2015, the Company executed a $10.0 million non-amortizing Subordinated Loan (the 2015 Subordinated Loan) with an unrelated third party that is scheduled to mature on October 1, 2025. The Company has the right to prepay the 2015 Subordinated Loan on the first day of any calendar quarter after October 15, 2020 without penalty. The annual interest rate charged to the Company will be 6.25% through the maturity date of the 2015 Subordinated Loan.  The 2015 Subordinated Loan is senior in the Company’s credit repayment hierarchy only to the Company’s common equity and preferred stock and, as a result, qualifies as Tier 2 capital for all future periods when applicable.  The Company paid $172,000 in origination and legal fees as part of this transaction.  These fees were amortized over the life of the 2015 Subordinated Loan through its first call date using the effective interest method.  The effective cost of funds related to this transaction was 6.44% calculated under this method through October 15, 2020 and is and will be 6.25% thereafter until the stated maturity date.  Interest expense, related to this borrowing, of $650,000 and $650,000 was recorded in the years ended December 31, 2020 and 2019, respectively.

On October 14, 2020, the Company executed a private placement of $25.0 million of its 5.50% Fixed to Floating Rate non-amortizing Subordinated Loan (the “2020 Subordinated Loan”) to certain qualified institutional buyers and accredited institutional investors. The 2020 Subordinated Loan has a maturity date of October 15, 2030 and initially bear interest, payable semi-annually, at a fixed annual rate of 5.50% per annum until October 15, 2025.  Commencing on that date, the interest rate applicable to the outstanding principal amount due will be reset quarterly to an interest rate per annum equal to the then current three month Secured Overnight Financing Rate (SOFR) plus 532 basis points, payable quarterly until maturity. The Company may redeem the 2020 Subordinated Loan at par, in whole or in part, at its option, any time after October 15, 2025 (the first redemption date).  The 2020 Subordinated Loan is senior in the Company’s credit repayment hierarchy only to the Company’s common equity and preferred stock and, and any future senior indebtedness and is intended to qualify as Tier 2 capital for regulatory capital purposes for the Company, when applicable.  The Company paid $783,000 in origination and legal fees as part of this transaction.  These fees will be amortized over the life of the 2020 Subordinated Loan through its first redemption date using the effective interest method, giving rise to an effective cost of funds of 6.22% from the issuance date calculated under this method.  Accordingly, interest expense of $327,000 was recorded in the year ended December 31, 2020 related to this transaction.

Capital

The Company’s shareholders’ equity increased $7.0 million, or 7.8%, to $97.5 million at December 31, 2020 from $90.4 million at December 31, 2019.  This increase was primarily due to a $5.4 million increase in retained earnings, a $735,000 increase in comprehensive income, a $662,000 increase in additional paid in capital and a $180,000 increase in ESOP shares earned.  Comprehensive income increased primarily as the result of losses on derivatives and hedging activities, partially offset by the unrealized gains on available for sale securities during 2020.  The increase in retained earnings resulted from $7.0 million in net income recorded in 2020.  Partially offsetting this increase in retained earnings were $1.1 million for cash dividends declared on our common stock, $291,000 for cash dividends declared on our preferred stock, and $30,000 for cash dividends declared on our issued warrant.

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy.  Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to support growth and expansion activities, while maintaining a strong capital position and exceeding regulatory standards.  At December 31, 2020, the Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution.  See “Supervision and Regulation – Federal Regulations – Capital Requirements”

As a result of the Dodd-Frank Act, the Company’s ability to raise new capital through the use of trust preferred securities may be limited because these securities will no longer be included in Tier 1 capital.  In addition, our ability to generate or originate additional revenue producing assets may be constrained in the future in order to comply with capital standards required by federal regulation. See Note 20 to the consolidated financial statements contained herein and the regulation and supervision section within Part I of this Annual Report on Form 10-K for further discussion on regulatory capital requirements.

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

As of December 31, 2020, the Bank’s most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well-capitalized”, under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized”, the Bank must maintain specifiied total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The regulations also impose a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The buffer is separate from the capital ratios required under the Prompt Corrective Action (“PCA”) standards and imposes restrictions on dividend distributions and discretionary bonuses. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity.  At December 31, 2020, the Bank exceeded all current regulatory required minimum capital ratios, including the capital buffer requirements.

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

For the year ended December 31, 2020, cash and cash equivalents increased by $23.3 million. The Company reported net cash flows from financing activities of $126.0 million generated principally by increased customer deposit balances of $80.6 million, an increase in net proceeds from long-term borrowings of $40.2 million, increased brokered deposit balances of $33.4 million, and by net proceeds from the 2020 Subordinated Loan of $24.2 million. This was partially offset by an aggregate decrease in net cash of $1.2 million from all other financing sources, including dividends paid to common and preferred shareholders, and the holder of the Warrant of $1.4 million. Additionally, $46.6 million was provided through operating activities generated principally by proceeds from the sale of loans.  These cash flows were primarily invested in: (1) $243.7 million in purchases of investment securities in 2020, and (2) net increases in loans outstanding of $81.2 million.

Certificates of deposit due within one year of December 31, 2020 totaled $334.9 million, representing 84.3% of certificates of deposit at December 31, 2020, a decrease from 91.8% at December 31, 2019.  We believe the large percentage of certificates of deposit that mature within one year reflect customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2021.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and making payments on its subordinated loans. The Company may repurchase shares of its common stock. The Company’s primary sources of funds are the proceeds it retained from the Private Placement, the issuance of the 2020 Subordinated Loan, interest and dividends on securities and, potentially, dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without prior regulatory approval, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. The Company believes that this restriction will not have an impact on the Company's ability to meet its ongoing cash obligations. At December 31, 2020 and 2019, the Company had cash and cash equivalents of $43.5 million and $20.2 million, respectively.

The Bank has a number of existing credit facilities available to it.  At December 31, 2020, total credit available under the existing lines of credit was approximately $143.8 million at FHLBNY, the FRB, and two other correspondent banks.  At December 31, 2020, the Company had $82.1 million of the available lines of credit utilized, including encumbrances supporting the outstanding letters of credit, described above, on its existing lines of credit with the remainder of $61.7 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of December 31, 2020, management reported to the board of directors that the Bank was in compliance with its liquidity policy guidelines.

OFF-BALANCE SHEET ARRANGEMENTS

The Bank is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  At December 31, 2020, the Bank had $169.2 million in outstanding commitments to extend credit and standby letters of credit.  See Note 18 within the Notes to Consolidated Financial Statements contained herein.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required of a smaller reporting company.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Pathfinder Bancorp, Inc.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer), management conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020.  The term “disclosure controls and procedures,” under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the filing of the Annual Report on Form 10-K as of December 31, 2020, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were not effective at December 31, 2020, at the reasonable assurance level, due to the material weakness described below under “Management’s Report on Internal Control over Financial Reporting.”  The control deficiencies creates a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.

Notwithstanding the existence of the material weakness as described above, we believe that the financial statements in this annual report present fairly, in all material respects, our consolidated statements of condition, statements of operations, statements of comprehensive income (loss), statements of cash flows and statements of shareholders’ equity as of the dates, and for the periods presented, in conformity with GAAP.

Overview of Internal Control

Internal control processes and procedures help entities achieve important objectives and sustain and improve performance. The COSO Framework (as defined below) enables organizations to effectively and efficiently develop systems of internal control that adapt to changing business and operating environments, mitigate risks at acceptable levels and support sound decision making and governance of organizations. The COSO Framework defines internal control as “a process, effected by an entity’s board of directors, management, and other personnel, designed to provide reasonable assurance regarding the achievement of objectives relating to operations, reporting and compliance.” The COSO Framework provides three categories of objectives, which allow organizations to focus on differing aspects of internal control: (a) Operations Objectives, (b) Reporting Objectives and (c) Compliance Objectives.

As noted below in the “Management’s Report on Internal Control over Financial Reporting,” as a result of the Evaluation, management identified material weaknesses in internal control processes related to transactions with Related Parties and material weaknesses in internal control related to loan processing. To be clear, these material weaknesses, as identified by the Evaluation, relate solely to the Company’s internal control over financial reporting identified below and does not affect or relate to either the Company’s compliance with laws or regulations or the Company’s operations (e.g., credit underwriting, loan issuance, loan servicing, disclosure of information to contractual counterparties, deposit management, collection/retention of funds, account management, compliance with Anti-Money Laundering policies or any other operational policies).

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Management evaluates the effectiveness of internal control over financial reporting and tests for reliability of recorded financial information through a program of ongoing internal audits. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected.  Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.  Under applicable SEC accounting related rules, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Management conducted the Evaluation based on the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework).

As a result of the Evaluation as of December 31, 2020, management identified two areas that, under applicable SEC accounting rules, each constituted a “material weakness” at December 31, 2020.  The first material weaknesses identified ineffectiveness in the controls related to Related Party (as defined in applicable regulations) transactions that included procedural and documentary deficiencies related to underwriting risk ratings and the completeness of borrower reviews.  The second identified area of material weakness at December 31, 2020 identified relates to loan authorization, disbursement and file maintenance controls.  As a result of the material weakness described above, management has concluded that, as of December 31, 2020, our internal control over financial reporting was not effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Management’s Financial Reporting Remediation Initiatives

In order to remediate the material weakness related to transactions with Related Parties, management has commenced to initiate enhanced training programs and revise internal operating procedures designed to identify, summarize and monitor all such transactions and relationships.

In order to remediate the material weakness related to loan authorization, disbursement and file maintenance controls, management has commenced the redesign of specific processes and controls associated with each of the loan operations and will increase staffing levels where appropriate, improve training, increase the use of certain automated productivity tools, and install enhanced process oversight and functional controls to ensure that these internal controls are effective.

Management is committed to maintaining a strong internal control environment and believes this remediation effort will represent an improvement in existing controls. Management anticipates that the new controls, as implemented and when tested for a sufficient period of time, will remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or modify certain activities of the remediation measures described above.

Changes in Internal Control over Financial Reporting

Other than the changes described above under “Management’s Report on Internal Control over Financial Reporting,” there were no changes made in our internal controls during the year ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

/s/ Thomas W. Schneider	/s/ Walter F. Rusnak
Thomas W. Schneider	Walter F. Rusnak
President and Chief Executive Officer	Senior Vice President, Chief Financial Officer

Oswego, New York

March 30, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Pathfinder Bancorp, Inc.

Oswego, New York:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of condition of Pathfinder Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s allowance for loan losses is management’s estimate of losses inherent in the loan portfolio as of the date of the statement of condition and it is recorded as a reduction to loans.  The allowance for loan losses was $12.8 million at December 31, 2020, which consists of three components (i) specific reserves based on probable losses on specific loans (“specific reserves”), and (ii) a general allowance based on historical loan loss experience, general economic conditions and other qualitative risk factors both internal and external to the Company (“general reserves”).  The specific reserve component relates to loans that are classified as impaired and is established when the collateral value or discounted cash flows of the impaired loan are lower than the carrying value of the loan.  The general reserve component of the allowance for loan losses covers pools of loans, by loan class, and is based on a variety of risk considerations, both quantitative and qualitative.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, known information about individual loans and other factors.  Qualitative factors include various considerations regarding the general economic environment in the Company’s market area. The qualitative adjustment for the general reserve includes management’s consideration of changes in national and local economic trends, the rate of growth in the portfolio, trends of delinquencies and nonaccrual balances, changes in loan policy, and changes in lending management experience and related staffing.

The qualitative adjustment contributes significantly to the general reserve component of the allowance for loan losses. Management’s identification and analysis of these considerations and related adjustments requires significant judgment and could have a significant effect on the allowance for loan losses. We identified the estimate of the qualitative adjustments of the general reserve for the allowance for loan losses as a critical audit matter as they represent a significant portion of the total general reserve and because management’s estimate relies on a qualitative analysis to determine a quantitative adjustment which required especially subjective auditor judgment.

The primary procedures we performed to address this critical audit matter included performing substantive testing, including evaluating management’s judgments and assumptions for developing the general reserve qualitative adjustments for the allowance for loan losses, which consisted of the following:

•	Assessing management’s methodology and considering whether relevant risks were reflected in the modeled provision and whether adjustments to modeled calculations were appropriate
•

Evaluating the completeness and accuracy of data inputs used as a basis for the adjustments relating to qualitative general reserve factors and considering whether the sources of data and factors that management used in forming the assumptions are relevant, reliable, and sufficient for the purpose based on the information gathered.

•

Evaluating the reasonableness of management’s judgments related to the qualitative and quantitative assessment of the data used in the determination of the general reserve qualitative adjustments for consistency with each other, the supporting data, relevant historical data, and industry data.

•

Assessing whether historical data is comparable and consistent with data of the current year and considering whether the data is sufficiently reliable. Among other procedures, our evaluation considered evidence from internal and external sources, loan portfolio performance and whether such assumptions were applied consistently period to period.

•	Analytically evaluating the qualitative adjustment in the current year compared to prior years for directional consistency and reasonableness.
•	Evaluated whether management’s judgments and assumptions adequately contemplated the impact of COVID-19 on management’s quantitative and qualitative assessment
•	Testing the calculations used by management to translate the assumptions and key factors into the allowance estimated amount.

Loans

As described in Notes 1 and 5 to the consolidated financial statements, the Company grants loans to customers with the intent and ability to hold for the foreseeable future or until maturity or pay-off.   The Company’s primary lending portfolio consists of originating commercial real estate, commercial loans, and one-to-four family residential real-estate loans, but also consists of municipal loans, home equity loans, and consumer loans.  The balance of loans, net of the allowance for loan losses and deferred origination costs, was $812.7 million at December 31, 2020.  The Company recognizes revenue from loans through interest income, which is determined based on the underlying interest rate on the loans.  The Company offers both fixed and adjustable rate loans based on the type of loan and borrower specific risk characteristics.  During 2020 the Company recognized $35.1 million in interest income associated with loans.

Auditing loans resulted in complexities due to the material weaknesses in the Company’s internal control over financial reporting relating to the insufficient documentation supporting loan transactions occurring during the year.  We obtained an understanding of management’s processes and evaluated the design and operating effectiveness of certain controls over the Company’s accounting for loans.  We tested controls over management’s review of new and existing loans, as well as controls over the presentation of loans in the consolidated financial statements.

To test the presentation of loans and recognition of interest income during the year, we performed audit procedures that included, among others, third-party confirmations, independent loan reviews, testing the clerical accuracy of interest income recorded on individual loans, and testing the completeness and accuracy of all loan and related party disclosures.  Because of the material weakness, we expanded our sample sizes selected for substantive testing and modified our testing approach for certain procedures to encompass a highly statistical method of sampling in order to provide greater assurance over the fair presentation of the consolidated financial statement amounts.  We performed additional testing over the completeness and accuracy of loan data, and evaluated whether management’s accounting, presentation, and disclosure of loans in the consolidated financial statements followed US Generally Accepted Accounting Principles.

We have served as the Company’s auditor since 2011.

/s/ BONADIO & CO., LLP
Bonadio & Co., LLP
Pittsford, New York
March 30, 2021

Pathfinder Bancorp, Inc.

Consolidated Statements of Condition

	December 31,	December 31,
(In thousands, except share and per share data)	2020	2019
ASSETS:
Cash and due from banks (including restricted balances of $1,600 and $0, respectively)	$14,906	$8,284
Interest-earning deposits (including restricted balances of $0 and $0, respectively)	28,558	11,876
Total cash and cash equivalents	43,464	20,160
Available-for-sale securities, at fair value	128,261	111,134
Held-to-maturity securities, at amortized cost (fair value of $174,935 and $124,148 , respectively)	171,224	122,988
Marketable equity securities, at fair value	1,850	534
Federal Home Loan Bank stock, at cost	4,390	4,834
Loans	823,969	745,516
Loans held-for-sale	1,526	35,935
Less: Allowance for loan losses	12,777	8,669
Loans receivable, net	812,718	772,782
Premises and equipment, net	22,264	22,699
Operating lease right-of-use assets	2,240	2,386
Accrued interest receivable	4,549	3,712
Foreclosed real estate	-	88
Intangible assets, net	133	149
Goodwill	4,536	4,536
Bank owned life insurance	17,864	17,403
Other assets	13,950	10,402
Total assets	$1,227,443	$1,093,807

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$833,850	$774,392
Noninterest-bearing	162,057	107,501
Total deposits	995,907	881,893
Short-term borrowings	4,020	25,138
Long-term borrowings	78,030	67,987
Subordinated loans	39,400	15,128
Accrued interest payable	193	396
Operating lease liabilities	2,525	2,650
Other liabilities	9,646	9,946
Total liabilities	1,129,721	1,003,138
Shareholders' equity:
Preferred stock, par value $0.01 per share; no liquidation preference; 10,000,000 and 10,000,000 shares authorized, respectively; 1,380,283 and 1,155,283 shares issued and outstanding, respectively	14	12
Common stock, par value $0.01; 25,000,000 authorized shares; 4,531,383 and 4,709,238 shares issued and outstanding, respectively	45	47
Additional paid in capital	50,024	49,362
Retained earnings	50,284	44,839
Accumulated other comprehensive loss	(2,236)	(2,971)
Unearned ESOP	(675)	(855)
Total Pathfinder Bancorp, Inc. shareholders' equity	97,456	90,434
Noncontrolling interest	266	235
Total equity	97,722	90,669
Total liabilities and shareholders' equity	$1,227,443	$1,093,807

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Income

	For the years ended
(In thousands, except per share data)	December 31, 2020	December 31, 2019
Interest and dividend income:
Loans, including fees	$35,421	$34,035
Debt securities:
Taxable	6,524	6,962
Tax-exempt	159	178
Dividends	324	279
Federal funds sold and interest earning deposits	79	304
Total interest and dividend income	42,507	41,758
Interest expense:
Interest on deposits	8,112	10,713
Interest on short-term borrowings	148	377
Interest on long-term borrowings	1,503	1,575
Interest on subordinated loans	1,101	863
Total interest expense	10,864	13,528
Net interest income	31,643	28,230
Provision for loan losses	4,707	1,966
Net interest income after provision for loan losses	26,936	26,264
Noninterest income:
Service charges on deposit accounts	1,395	1,391
Earnings and gain on bank owned life insurance	460	462
Loan servicing fees	361	211
Net gains on sales and redemptions of investment securities	1,076	329
(Losses) gains on marketable equity securities	(629)	81
Net gains on sales of loans and foreclosed real estate	1,179	64
Debit card interchange fees	771	657
Insurance agency revenue	955	844
Other charges, commissions & fees	917	878
Total noninterest income	6,485	4,917
Noninterest expense:
Salaries and employee benefits	13,468	13,660
Building and occupancy	3,013	2,674
Data processing	2,396	2,339
Professional and other services	1,210	1,325
Advertising	941	962
FDIC assessments	699	421
Audits and exams	507	427
Insurance agency expense	743	816
Community service activities	199	620
Foreclosed real estate expenses	50	337
Other expenses	1,854	2,149
Total noninterest expenses	25,080	25,730
Income before income taxes	8,341	5,451
Provision for income taxes	1,295	1,165
Net income attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	7,046	4,286
Net income attributable to noncontrolling interest	96	10
Net income attributable to Pathfinder Bancorp, Inc.	$6,950	$4,276
Convertible preferred stock dividends	291	208
Warrant dividends	30	23
Undistributed earnings allocated to participating securities	1,224	467
Net income available to common shareholders	$5,405	$3,578

Earnings per common share - basic	$1.17	$0.80
Earnings per common share - diluted	$1.17	$0.80
Dividends per common share	$0.24	$0.24

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	Years ended
(In thousands)	December 31, 2020	December 31, 2019
Net Income	$7,046	$4,286

Other Comprehensive Income
Retirement Plans:
Retirement plan net losses recognized in plan expenses	234	335
Plan gains not recognized in plan expenses	610	255
Net unrealized gain on retirement plans	844	590

Unrealized holding gains on available-for-sale securities
Unrealized holding gains arising during the period	2,352	3,869
Reclassification adjustment for net gains included in net income	(926)	(329)
Net unrealized gains on available-for-sale securities	1,426	3,540

Derivatives and hedging activities:
Unrealized holding losses arising during the period	(1,308)	-
Net unrealized losses on derivatives and hedging activities	(1,308)	-

Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	33	27

Other comprehensive income, before tax	995	4,157
Tax effect	(260)	(1,086)
Other comprehensive income, net of tax	735	3,071
Comprehensive income	$7,781	$7,357
Comprehensive income, attributable to noncontrolling interest	$96	$10
Comprehensive income attributable to Pathfinder Bancorp, Inc.	$7,685	$7,347

Tax Effect Allocated to Each Component of Other Comprehensive Income
Retirement plan net losses recognized in plan expenses	$(61)	$(88)
Plan gains not recognized in plan expenses	(159)	(67)
Unrealized holding gains arising during the period	(615)	(1,010)
Reclassification adjustment for net gains included in net income	242	86
Unrealized losses on derivatives and hedging arising during the period	342	-
Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	(9)	(7)
Income tax effect related to other comprehensive income	$(260)	$(1,086)

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

Pathfinder Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2020 and December 31, 2019

(In thousands, except share and per share data)	Preferred Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Com- prehensive Loss	Unearned ESOP	Non- controlling Interest	Total
Balance, January 1, 2020	$12	$47	$49,362	$44,839	$(2,971)	$(855)	$235	$90,669
Net income	-	-	-	6,950	-	-	96	7,046
Other comprehensive income, net of tax	-	-	-	-	735	-	-	735
Exchange of common shares to preferred shares, at par value (1)	2	(2)	-	-	-	-	-	-
ESOP shares earned (24,442 shares)	-	-	90	-	-	180	-	270
Restricted stock units (13,437 shares)	-	-	-	-	-	-	-	-
Stock based compensation	-	-	300	-	-	-	-	300
Stock options exercised	-	-	223	-	-	-	-	223
Common stock dividends declared ($0.24 per share)	-	-	-	(1,102)	-	-	-	(1,102)
Preferred stock dividends declared ($0.24 per share)	-	-	-	(291)	-	-	-	(291)
Warrant dividends declared ($0.24 per share)	-	-	-	(30)	-	-	-	(30)
Capital transfer from affiliates	-	-	7	-	-	-	(7)	-
Cumulative effect of affiliate capital allocation	-	-	42	(82)	-	-	40	-
Distributions from affiliates	-	-	-	-	-	-	(98)	(98)
Balance, December 31, 2020	$14	$45	$50,024	$50,284	$(2,236)	$(675)	$266	$97,722

Balance, January 1, 2019	$-	$44	$29,139	$42,114	$(6,042)	$(1,034)	$238	$64,459
Cumulative effect of change in measurement of operating leases (2)	-	-	-	(239)	-	-	-	(239)
Net income	-	-	-	4,276	-	-	10	4,286
Other comprehensive loss, net of tax	-	-	-	-	3,071	-	-	3,071
Proceeds of common stock private placement, net of expenses (3)	-	3	3,823	-	-	-	-	3,826
Proceeds of preferred stock private placement, net of expenses (3)	12	-	15,358	-	-	-	-	15,370
Effect of warrant issued from private placement (3)	-	-	373	-	-	-	-	373
ESOP shares earned (24,442 shares)	-	-	160	-	-	179	-	339
Restricted stock units (18,709 shares)	-	-	-	-	-	-	-	-
Stock based compensation	-	-	291	-	-	-	-	291
Stock options exercised	-	-	218	-	-	-	-	218
Common stock dividends declared ($0.24 per share)	-	-	-	(1,081)	-	-	-	(1,081)
Preferred stock dividends declared ($0.18 per share)	-	-	-	(208)	-	-	-	(208)
Warrant dividends declared ($0.18 per share)	-	-	-	(23)	-	-	-	(23)
Distributions from affiliates	-	-	-	-	-	-	(13)	(13)
Balance, December 31, 2019	$12	$47	$49,362	$44,839	$(2,971)	$(855)	$235	$90,669

(1)

On November 13, 2020, the Company issued to Castle Creek 225,000 shares of its Series B Preferred Shares in exchange for an equivalent number of shares of Company Common Stock held by Castle Creek. Castle Creek is the only stockholder of the Series B Preferred Shares. The Company received no cash proceeds as a result of the exchange.

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

Pathfinder Bancorp, Inc.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(In thousands)	2020	2019
OPERATING ACTIVITIES
Net income attributable to Pathfinder Bancorp, Inc.	$6,950	$4,276
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	4,707	1,966
Deferred income (benefit) tax	-	(16)
Amortization of operating leases	20	25
Proceeds from sales of loans	50,914	1,492
Originations of loans held-for-sale	(15,321)	(1,474)
Realized (gains) losses on sales, redemptions and calls of:
Real estate acquired through foreclosure	14	(31)
Loans	(1,193)	(33)
Available-for-sale investment securities	(1,042)	(256)
Held-to-maturity investment securities	(34)	(73)
Marketable equity securities	629	(81)
Depreciation	1,696	1,520
Amortization of mortgage servicing rights	(354)	(3)
Amortization of deferred loan costs	786	(272)
Amortization of deferred financing from subordinated debt	55	34
Earnings and gain on bank owned life insurance	(460)	(462)
Net amortization of premiums and discounts on investment securities	2,104	1,269
Amortization of intangible assets	16	16
Stock based compensation and ESOP expense	570	630
Net change in accrued interest receivable	(837)	(644)
Net change in other assets and liabilities	(2,659)	237
Net cash flows from operating activities	46,561	8,120
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(143,132)	(75,551)
Purchase of investment securities held-to-maturity	(97,135)	(88,892)
Purchase of Federal Home Loan Bank stock	(3,463)	(10,201)
Proceeds from redemption of Federal Home Loan Bank stock	3,907	11,304
Proceeds from maturities and principal reductions of investment securities available-for-sale	98,718	42,433
Proceeds from maturities and principal reductions of investment securities held-to-maturity	44,918	19,101
Proceeds from sales, redemptions and calls of:
Available-for-sale investment securities	25,795	102,352
Held-to-maturity investment securities	3,461	635
Real estate acquired through foreclosure	132	1,664
Net change in loans	(81,163)	(162,060)
Purchase of premises and equipment	(1,261)	(3,596)
Net cash flows from investing activities	(149,223)	(162,811)

FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts, money management deposit accounts, MMDA accounts and escrow deposits	138,651	10,021
Net change in time deposits	(58,061)	49,708
Net change in brokered deposits	33,424	95,104
Net change in short-term borrowings	(21,118)	(13,862)
Payments on long-term borrowings	(30,193)	(31,227)
Proceeds from long-term borrowings	40,236	19,680
Proceeds from exercise of stock options	223	218
Proceeds from subordinated loan	25,000	-
Issuance costs of subordinated loan	(783)	-
Cash dividends paid to common shareholders	(1,137)	(1,091)
Cash dividends paid to preferred shareholders	(277)	(139)
Cash dividends paid on warrants	(30)	(15)
Net proceeds from common stock private placement	-	4,199
Net proceeds from preferred stock private placement	-	15,370
Proceeds from finance lease transaction	-	572
Change in noncontrolling interest, net	31	(3)
Net cash flows from financing activities	125,966	148,535
Change in cash and cash equivalents	23,304	(6,156)
Cash and cash equivalents at beginning of period	20,160	26,316
Cash and cash equivalents at end of period	$43,464	$20,160
CASH PAID DURING THE PERIOD FOR:
Interest	$11,067	$13,436
Income taxes	2,650	750
NON-CASH INVESTING ACTIVITY
Real estate acquired in exchange for loans	58	548
RESTRICTED CASH
Collateral deposits for hedge position included in cash and due from banks	1,600	-

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Summary of Significant Accounting Policies

Nature of Operations

The accompanying consolidated financial statements include the accounts of Pathfinder Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Pathfinder Bank (the “Bank”). The Company is a Maryland corporation headquartered in Oswego, New York. On October 16, 2014, the Company completed its conversion from the mutual holding company structure and the related public offering and is now a stock holding company that is fully owned by the public.  As a result of the conversion, the mutual holding company and former mid-tier holding company were merged into Pathfinder Bancorp, Inc. The primary business of the Company is its investment in Pathfinder Bank (the "Bank") which is 100% owned by the Company.  The Bank has two wholly owned operating subsidiaries, Pathfinder Risk Management Company, Inc. (“PRMC”) and Whispering Oaks Development Corp. All significant inter-company accounts and activity have been eliminated in consolidation.  Although the Company owns, through its subsidiary PRMC, 51% of the membership interest in FitzGibbons Agency, LLC (“FitzGibbons”), the Company is required to consolidate 100% of FitzGibbons within the consolidated financial statements.  The 49% of which the Company does not own is accounted for separately as noncontrolling interests within the consolidated financial statements. The Company received $24.9 million in net proceeds from the sale of approximately 2.6 million shares of common stock as a result of the Conversion in October 2014. In October 2015, the Company executed the issuance of a $10.0 million non-amortizing Subordinated Loan and subsequently used those proceeds in February 2016 to substantially fund the full retirement of $13.0 million in SBLF Preferred stock.  The Company received $19.6 million in net proceeds from the sale of 37,700 shares of common stock and 1,155,283 shares of preferred stock as a result of the Private Placement in May 2019.  In October 2020, the Company executed a private placement of a $25.0 million non-amortizing Subordinated Loan and intends to use the proceeds for general corporate purposes, including ongoing growth, to repay existing subordinated debt, and for potential future strategic opportunities.

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

Discussion of COVID-19 Pandemic

A discussion of the effect of the COVID-19 pandemic on the operations of the Company is contained herein in Note 29.

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

The second or general component covers pools of loans, by loan class, not considered impaired, smaller balance homogeneous loans, such as residential real estate, home equity and other consumer loans.  These pools of loans are evaluated for loss exposure first based on historical loss rates for each of these categories of loans. The ratio of net charge-offs to loans outstanding within each product class, over the most recent eight quarters, lagged by one quarter, is used to generate the historical loss rates.  In addition, qualitative factors are added to the historical loss rates in arriving at the total allowance for loan loss need for this general pool of loans.  The qualitative factors include changes in national and local economic trends, the rate of growth in the portfolio, trends of delinquencies and nonaccrual balances, changes in loan policy, and changes in lending management experience and related staffing.  Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation.  These qualitative factors, applied to each product class, make the evaluation inherently subjective, as it requires material estimates that may be susceptible to significant revision as more information becomes available.  Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss analysis and calculation.  As a result of the COVID-19 pandemic, the Company’s management extensively reviewed a broad array of econometric projections and the potential effect of changes in those projections on anticipated loan performance.  As a result, certain qualitative factors were substantially modified during 2020 in order to determine the adequacy of the allowance for loan losses during the year and at December 31, 2020.

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

The CARES Act, signed into law on March 27, 2020, provided financial assistance in various forms to both businesses and consumers. One of the technical provisions of the CARES Act was to allow financial institutions not to characterize loan modifications specifically related to the COVID-19 pandemic as TDRs although financial institutions must make impairment determinations for accounting purposes if certain impairment triggers are met. Notwithstanding the Bank’s policies with respect to impaired and potentially impaired loans, as discussed above, certain loans on deferred payment status were not classified as impaired or TDRs at December 31, 2020, as a result of the application of the provisions of the CARES Act.

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

Income Recognition on Impaired and Nonaccrual Loans

With the exception of loans in deferral at December 31, 2020 as a result of COVID-19 pandemic-related factors, for all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan may be currently performing.  A loan may remain on accrual status if it is either well secured or guaranteed and in the process of collection.  When a loan is placed on nonaccrual status, unpaid interest is reversed and charged to interest income.  Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.  Nonaccrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.

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

Goodwill and Intangible Assets

Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired.  Goodwill is not amortized, but is evaluated annually or when there is a triggering event for impairment.  Intangible assets, such as customer lists, are amortized over their useful lives, generally 15 years.

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

Derivative Financial Instruments

Derivatives are recorded on the statement of condition as assets and liabilities measured at their fair value. The accounting for changes in the fair value of a derivative depends on whether or not the derivative has been designated and qualifies as part of a hedging relationship.  The Company acquires derivatives with the intent of designating and qualifying those instruments as part of hedging relationships to other balance sheet assets or liabilities.  The specific accounting treatment for increases and decreases in the value of derivatives further depends upon the use of the specific derivatives.  There are two primary types of interest rate derivatives that may be employed by the Company:

•

Fair Value Hedge - As a result of interest rate fluctuations, fixed-rate assets and liabilities will appreciate or depreciate in fair value over the course of their economic lives prior to maturity . When effectively hedged, this appreciation or depreciation will generally be offset by fluctuations in the fair value of derivative instruments that are linked to the hedged assets and liabilities.  This strategy is referred to as a fair value hedge. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability are expected to substantially offset each other and these changes are recognized currently in earnings.

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

	As of December 31,
Accumulated Other Comprehensive Loss By Component:	2020	2019
Unrealized loss for pension and other postretirement obligations	$(2,832)	$(3,677)
Tax effect	739	960
Net unrealized loss for pension and other postretirement obligations	(2,093)	(2,717)
Unrealized gain (loss) on available-for-sale securities	1,133	(293)
Tax effect	(296)	77
Net unrealized gain (loss) on available-for-sale securities	837	(216)
Unrealized holding losses on hedging activities arising during the period	(1,308)	-
Tax effect	342	-
Net unrealized loss on hedging activities	(966)	-
Unrealized loss on securities transferred to held-to-maturity	(22)	(54)
Tax effect	8	16
Net unrealized loss on securities transferred to held-to-maturity	(14)	(38)
Accumulated other comprehensive loss	$(2,236)	$(2,971)

Reclassifications

Certain amounts in the 2019 consolidated financial statements have been reclassified to conform to the current year presentation.  These reclassifications had no effect on net income as previously reported.

Note 2:   New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) and, to a lesser extent, other authoritative rulemaking bodies promulgate GAAP to regulate the standards of accounting in the United States.  From time to time, the FASB issues new GAAP standards, known as Accounting Standards Updates (“ASUs”) some of which, upon adoption, may have the potential to change the way in which the Company recognizes or reports within its consolidated financial statements.  The following table provides a description of standards that were adopted in 2020 and standards not yet adopted as of December 31, 2020, but could have an impact on the Company's consolidated financial statements upon adoption.

Standards Adopted in 2020
Standard	Description	Required Date of Implementation	Effect on Consolidated Financial Statements
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

		January 1, 2020	The adoption of this ASU had no material impact to the Company's consolidated statements of condition or income.

Standard	Description	Required Date of Implementation	Effect on Consolidated Financial Statements
Various Codification Improvements (ASU 2019-04: Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments)

The FASB is issuing the amendments in this ASU as part of its ongoing project on its agenda for improving the Codification and correcting its unintended application. The items addressed in that project generally are not expected to have a significant effect on current accounting practices. The amendments in this ASU are summarized below.

For Codification Improvements specific to ASU 2016-01, the following topics are covered within ASU 2019-04:

• Scope Clarifications

• Held-to-Maturity Debt Securities Fair Value Disclosures

• Applicability of Topic 820 to the Measurement Alternative

• Remeasurement of Equity Securities at Historical Exchange Rates

The ASU also covers a number of issues that relate to hedge accounting (ASU-2017-12) including:

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

• Recoveries

• Consideration of Prepayments in Determining the Effective Interest Rate

• Consideration of Estimated Costs to Sell When Foreclosure Is Probable

• Vintage Disclosures— Line-of-Credit Arrangements Converted to Term Loans

• Contractual Extensions and Renewals

This ASU 2019-04 has various implementation dates dependent on a number of factors as it pertains to the above items.  The Company has adopted ASU 2016-01 and ASU 2017-12, but has not adopted ASU 2016-13.

The adoption of this ASU had no material impact to its consolidated statements of condition or income.

Standards Not Yet Adopted as of December 31, 2020
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

January 1, 2023 (early adoption permitted as of January 1, 2019)

The Company is assessing the new guidance to determine what modifications to existing credit estimation processes may be required. The new guidance is complex and management is still evaluating the preliminary output from models that have been developed during this evaluative phase. In addition, future levels of allowances will also reflect new requirements to include estimated credit losses on investment securities classified as held-to-maturity, if any.  The Company has formed an Implementation Committee, whose membership includes representatives of senior management, to develop plans that will encompass: (1) internal methodology changes (2) data collection and management activities, (3) internal communication requirements, and (4) estimation of the projected impact of this guidance.  It has been generally assumed that the conversion from the incurred loss model, required under current GAAP, to the current expected credit loss (CECL) methodology (as required upon implementation of this Update) will, more likely than not, result in increases to the allowances for credit losses at many financial institutions.  However, the amount of any change in the allowance for credit losses resulting from the new guidance will ultimately be impacted by the provisions of this guidance as well as by the loan and debt security portfolios composition and asset quality at the adoption date, and economic conditions and forecasts at the time of adoption. The amendments in this Update should be applied on a modified retrospective basis by means of a cumulative-effect adjustment to the opening retained earnings balance in the statement of financial position as of the date that an entity adopted the amendments in Update 2016-13.  The cumulative impact of the economic effects of the COVID-19 pandemic on the changes to the allowance for loan losses, that will be required upon the implementation of the CECL methodology, cannot be estimated at this time.

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

The Company does not expect that the new guidance will have a material impact to the Company's consolidated statements of condition or income.

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

The amendments for contract modifications can be elected to be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. The amendments for existing hedging relationships can be elected to be applied as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company does not expect that the guidance will have a material effect on its consolidated statements of condition or income.

Standard	Description	Required Date of Implementation	Effect on Consolidated Financial Statements
Debt (ASU 2020-06- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity's Own Equity (Subtopic 815-40)

The amendments reduce the number of accounting models for convertible debt instruments and convertible preferred stock.  The amendments also reduce form-over-substance-based guidance for the derivatives scope exception for contacts in an entity’s own equity. For convertible instruments, embedded conversion features no longer are separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the interest rate of convertible debt instruments typically will be closer to the coupon interest rate on the instrument.  The amendments also require certain changes to EPS calculations for convertible instruments as well as additional disclosures relating to conditions that cause conversion features to be met.

For contracts in an entity’s own equity, the amendments  revise the derivatives scope exception guidance as follows:

1. Remove the settlement in unregistered shares, collateral, and shareholder rights conditions from the settlement guidance.

2. Clarify that payment penalties for failure to timely file do not preclude equity classification.

3. Require instruments that are required to be classified as an asset or liability to be measured subsequently at fair value, with changes reported in earnings and disclosed in the financial statements. 4. Clarify that the scope of the disclosure requirements in the Contracts in an Entity’s Own Equity section of the Derivatives guidance applies only to freestanding instruments.

5. Clarify that the scope of the reassessment guidance in the Contracts in an Entity’s Own Equity section of the Derivatives guidance applies to both freestanding instruments and embedded features.

The amendments in this update are effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year.

The amendments can be applied either on a modified retrospective method of transition or a fully retrospective method of transition. In applying the modified retrospective method, the guidance should be applied to transactions outstanding as of the beginning of the fiscal year in which the amendments are adopted. Transactions that were settled (or expired) during prior reporting periods are unaffected. The cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings at the date of adoption. If applying the fully retrospective method of transition, the cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings in the first comparative period presented.  The fair value option is allowed to be irrevocably elected for any financial instrument that is a convertible security upon adoption of the amendments.  The Company has not yet determined which transition method will be applied to the extent that such transition adjustments are applicable.   The Company does not expect that the guidance will have a material effect on its consolidated statements of financial condition or income.

Standard	Description	Required Date of Implementation	Effect on Consolidated Financial Statements
Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs (ASU 2020-08)

The amendments affect the guidance in Accounting Standards Update No. 2017-

08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in that Update shortened the amortization period for certain purchased callable debt securities held at a premium by requiring that entities amortize the premium associated with those callable debt securities within the scope of paragraph 310-20-25-33 to the earliest call date. The Board noted in paragraph BC21 of Update 2017-08 that if the security contained additional future call dates, an entity should consider whether the amortized cost basis exceeded the amount repayable by the issuer at the next call date. If so, the excess should be amortized to the next call date.  The amendments in this ASU represent changes to clarify the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications.

For public business entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is not permitted.

All entities should apply the amendments in this ASU on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities.  The Company does not expect this guidance to have a material effect on its consolidated statements of condition or income.

Standard	Description	Required Date of Implementation	Effect on Consolidated Financial Statements
Reference Rate Reform, Topic 848 (ASU 2021-01)

The amendments in this ASU clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition.  Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The amendments in this Update apply to all entities that elect to apply the optional guidance in Topic 848.

The amendments in this ASU are effective immediately for all entities.

An entity may elect to apply the amendments in this ASU on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final ASU, up to the date that financial statements are available to be issued.  If an entity elects to apply any of the amendments in this ASU for an eligible hedging relationship, any adjustments as a result of those elections must be reflected as of the date the entity applies the election. The amendments in this ASU do not apply to contract modifications made after December 31, 2022, new hedging relationships entered into after December 31, 2022, and existing hedging relationships evaluated for effectiveness in periods after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship (including periods after December 31, 2022).  The Company does not expect that the guidance will have a material effect on its consolidated statements of condition or income.

NOTE 3:  EARNINGS PER SHARE

The Company entered into a securities purchase agreement with Castle Creek Capital Partners VII, L.P. on May 8, 2019, pursuant to which the Company sold: (i) shares of the Company’s common stock, par value $0.01 per share, at a purchase price of $14.25 per share; (ii) shares of a new series of preferred stock, Series B convertible perpetual preferred stock, par value $0.01 per share, at a purchase price of $14.25 per share; and (iii) a warrant, with an approximate fair value of $373,000, to purchase 125,000 shares of common stock at an exercise price equal to $14.25 per share, in a Private Placement transaction.  As a result of the securities purchase agreement, the Company has common stock, preferred stock and a warrant that are all eligible to participate in dividends equal to the common stock dividends on a per share basis. Securities that participate in dividends, such as the Company’s preferred stock and warrant, are considered “participating securities.”  The Company calculates net income available to common shareholders using the two-class method required for capital structures that include participating securities.

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

Anti-dilutive shares are common stock equivalents with average exercise prices in excess of the weighted average market price for the period presented.  Anti-dilutive stock options, not included in the computation below, were 175,996 and -0- for the years ended 2020 and 2019, respectively.

The following table sets forth the calculation of basic and diluted earnings per share.

	Years ended
	December 31,
(In thousands, except per share data)	2020	2019
Net income attributable to Pathfinder Bancorp, Inc.	$6,950	$4,276
Convertible preferred stock dividends	291	208
Warrant dividends	30	23
Undistributed earnings allocated to participating securities	1,224	467
Net income available to common shareholders	$5,405	$3,578

Basic weighted average common shares outstanding	4,608	4,464
Effect of assumed exercise of stock options and unvested restricted stock units	-	-
Diluted weighted average common shares outstanding	4,608	4,464

Basic earnings per common share	$1.17	$0.80
Diluted earnings per common share	$1.17	$0.80

NOTE 4: INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized as follows:

	December 31, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$6,428	$12	$(24)	$6,416
State and political subdivisions	23,235	538	(20)	23,753
Corporate	12,393	275	-	12,668
Asset backed securities	8,572	39	(4)	8,607
Residential mortgage-backed - US agency	24,856	355	-	25,211
Collateralized mortgage obligations - US agency	26,776	149	(461)	26,464
Collateralized mortgage obligations - Private label	24,662	384	(110)	24,936
Total	126,922	1,752	(619)	128,055
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$127,128	$1,752	$(619)	$128,261

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$1,000	$2	$-	$1,002
State and political subdivisions	16,482	527	(58)	16,951
Corporate	36,441	1,101	(7)	37,535
Asset backed securities	18,414	217	(176)	18,455
Residential mortgage-backed - US agency	11,807	475	-	12,282
Collateralized mortgage obligations - US agency	24,482	850	(1)	25,331
Collateralized mortgage obligations - Private label	62,598	902	(121)	63,379
Total held-to-maturity	$171,224	$4,074	$(363)	$174,935

	December 31, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$16,850	$-	$(30)	$16,820
State and political subdivisions	1,735	1	-	1,736
Corporate	12,347	230	(23)	12,554
Asset backed securities	13,190	61	(19)	13,232
Residential mortgage-backed - US agency	19,012	56	(88)	18,980
Collateralized mortgage obligations - US agency	31,320	35	(570)	30,785
Collateralized mortgage obligations - Private label	16,767	97	(43)	16,821
Total	111,221	480	(773)	110,928
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$111,427	$480	$(773)	$111,134
Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$1,998	$2	$-	$2,000
State and political subdivisions	8,534	124	(4)	8,654
Corporate	25,779	584	(29)	26,334
Asset backed securities	23,099	101	(115)	23,085
Residential mortgage-backed - US agency	13,715	247	(3)	13,959
Collateralized mortgage obligations - US agency	19,607	300	(29)	19,878
Collateralized mortgage obligations - Private label	30,256	35	(53)	30,238
Total held-to-maturity	$122,988	$1,393	$(233)	$124,148

The majority of the Company’s investments in mortgage-backed securities include pass-through securities and collateralized mortgage obligations issued and guaranteed by Fannie Mae, Freddie Mac, and Ginnie Mae.  At December 31, 2020, the Company also held a total of 54 private-label mortgage-backed securities or collateralized mortgage obligations with an aggregate book balance of $87.3 million and 22  private-label asset backed securities collateralized by consumer loans with an aggregate book balance of $27.0 million.  At December 31, 2019, the Company held a total of 33 private-label mortgage-backed securities or collateralized mortgage obligations with an aggregate book balance of $47.0 million and 23 private-label asset backed securities collateralized by consumer loans with an aggregate book balance of $36.3 million.  These investments are relatively short-duration securities with significant credit enhancements.  The Company’s investments in state and political obligation securities are generally municipal obligations that are categorized as general obligations of the issuer that are supported by the overall taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are generally supported by state administered insurance funds or credit enhancement programs.

The amortized cost and estimated fair value of debt investments at December 31, 2020 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$530	$531	$1,672	$1,680
Due after one year through five years	8,875	9,086	17,639	18,385
Due after five years through ten years	13,116	13,197	29,619	30,248
Due after ten years	28,107	28,630	23,407	23,630
Sub-total	50,628	51,444	72,337	73,943
Residential mortgage-backed - US agency	24,856	25,211	11,807	12,282
Collateralized mortgage obligations - US agency	26,776	26,464	24,482	25,331
Collateralized mortgage obligations - Private label	24,662	24,936	62,598	63,379
Totals	$126,922	$128,055	$171,224	$174,935

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, is as follows:

	December 31, 2020
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	-	$-	$-	1	$(24)	$4,954	1	$(24)	$4,954
State and political subdivisions	1	(20)	2,521	-	-	-	1	(20)	2,521
Corporate	-	-	-	-	-	-	-	-	-
Asset backed securities	2	(2)	2,487	1	(2)	80	3	(4)	2,567
Residential mortgage-backed - US agency	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations - US agency	2	(45)	6,974	2	(416)	5,683	4	(461)	12,657
Collateralized mortgage obligations - Private label	3	(78)	8,071	4	(32)	2,574	7	(110)	10,645
Totals	8	$(145)	$20,053	8	$(474)	$13,291	16	$(619)	$33,344
Held-to-Maturity Portfolio
State and political subdivisions	3	$(58)	$7,063	-	$-	$-	3	$(58)	7,063
Corporate	4	(7)	3,775	-	-	-	4	(7)	3,775
Asset backed securities	4	(36)	4,209	3	(140)	4,683	7	(176)	8,892
Residential mortgage-backed - US agency	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations - US agency	1	(1)	1,496	-	-	-	1	(1)	1,496
Collateralized mortgage obligations - Private label	4	(115)	6,442	1	(6)	780	5	(121)	7,222
Totals	16	$(217)	$22,985	4	$(146)	$5,463	20	$(363)	$28,448

	December 31, 2019
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	4	$(30)	$16,820	-	$-	$-	4	$(30)	$16,820
State and political subdivisions	5	(76)	5,213	26	(526)	14,206	31	(602)	19,419
Corporate	1	(23)	786	-	-	-	1	(23)	786
Asset backed securities	3	(7)	5,211	1	(12)	594	4	(19)	5,805
Residential mortgage-backed - US agency	10	(77)	10,709	4	(11)	2,543	14	(88)	13,252
Collateralized mortgage obligations - US agency	10	(67)	15,791	10	(503)	10,034	20	(570)	25,825
Collateralized mortgage obligations - Private label	2	(7)	3,818	5	(36)	3,959	7	(43)	7,777
Totals	30	$(211)	$53,135	20	$(562)	$17,130	50	$(773)	$70,265
Held-to-Maturity Portfolio
US Treasury, agencies and GSE's	1	$(8)	$982	3	$(27)	$2,970	4	$(35)	$3,952
State and political subdivisions	1	(4)	3,027	-	-	-	1	(4)	3,027
Corporate	2	(29)	2,974	-	-	-	2	(29)	2,974
Asset backed securities	6	(115)	11,091	-	-	-	6	(115)	11,091
Residential mortgage-backed - US agency	-	-	-	1	(3)	198	1	(3)	198
Collateralized mortgage obligations - US agency	2	(29)	4,907	-	-	-	2	(29)	4,907
Collateralized mortgage obligations - Private label	6	(49)	9,396	2	(4)	1,132	8	(53)	10,528
Totals	17	$(226)	$31,395	3	$(7)	$1,330	20	$(233)	$32,725

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

Management does not believe any individual unrealized loss in investment securities within the portfolio as of December 31, 2020 represents OTTI.  There were a total of eight securities classified as available-for-sale (aggregate amortized historical cost of $13.8 million, unrealized aggregate loss of $474,000, or -3.4%) and four securities classified as held-to-maturity (aggregate amortized historical cost of $5.6 million, unrealized aggregate loss of $146,000, or -2.6%) that were in an unrealized loss position for 12 months or longer at December 31, 2020.

Each security which has been in an unrealized loss position for 12 months or more has been analyzed and is not considered to be impaired.  These securities have unrealized losses primarily due to expected accelerated prepayments and/or residual fixed income securities market dislocations stemming from the pandemic.  In substantially all cases, price improvement in future months is expected as the issuances approach maturity.  The significant declines in general interest rates during 2020, has supported substantial price improvement across the entirety of the investment portfolio since March of 2020 and this trend continued through year end 2020. This trend favorably affected market values of the majority of the securities listed below.

Of the total of 12 securities in an unrealized loss position for 12 months or more at December 31, 2020, three securities, representing 57.2% of the unamortized cost of the total securities in an unrealized loss position for 12 months or more, are issued by United States agencies or GSE’s and consist of mortgage-backed securities, collateralized mortgage obligations and direct agency financings.  These positions in US government agency and GSE’s are deemed to have no credit impairment, thus, the disclosed unrealized losses relate primarily to changes in prepayment assumptions related to significantly lower general interest rates resulting from the economic effects of the pandemic.

In addition to these three securities, the Company held the following nine non-government-issued/backed securities that were in an unrealized loss position for 12 or more months at December 31, 2020:

•

One privately-issued asset-backed security, collateralized by small business loans and categorized as available-for-sale, with an amortized historical cost of $82,000 and an aggregate market value of $80,000 (unrealized loss of $2,000 or -2.2%).  This security maintains a credit rating established by one or more NRSRO above the minimum level required to be considered as investment grade and therefore, no credit-related OTTI is deemed to be present.

•

Four privately-issued collateralized mortgage obligation securities, collateralized by residential and commercial mortgage loans and categorized as available-for-sale, with an aggregate amortized historical cost of $2.6 million and an aggregate market value of $2.6 million (unrealized aggregate loss of $32,000 or -1.2%).  These securities were not rated at the time of their issuances by any NRSRO but each security remains significantly collateralized through subordination and other credit enhancements. Therefore, no credit-related OTTI is deemed to be present.

•

One privately-issued asset-backed security, categorized as held-to-maturity and collateralized by small business loans, with an aggregate amortized historical cost of $955,000 and a market value of $938,000 (unrealized loss of $17,000 or -1.8%).  This security was not rated at the time of its issuance by any NRSRO but remains significantly collateralized through subordination. Therefore, no credit-related OTTI is deemed to be present.

•

One privately-issued asset-backed security, categorized as held-to-maturity and collateralized by private-issue student loans, with an aggregate amortized historical cost of $1.9 million and an aggregate market value of $1.8 million (unrealized loss of $122,000 or -6.3%). This security was unrated at issuance but remains sufficiently collateralized through subordination.  Therefore, no credit-related OTTI is deemed to be present.

•

One privately-issued asset-backed security, categorized as held-to-maturity and collateralized by federally-insured student loans, with an aggregate amortized historical cost of $1.9 million and an aggregate market value of $1.9 million (unrealized loss of $1,000 or -0.1%).  This security maintains a credit rating established by one or more NRSRO above the minimum level required to be considered as investment grade and therefore, no credit-related OTTI is deemed to be present.

•

One privately-issued collateralized mortgage obligation security, collateralized by residential mortgage loans and categorized as held-to-maturity, with an aggregate amortized historical cost of $786,000 and a market value of $780,000 (unrealized loss of $6,000 or -0.8%). This security maintains a credit rating established by one or more NRSRO above the minimum level required to be considered as investment grade and therefore, no credit-related OTTI is deemed to be present.

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

Proceeds of $29.3 million and $103.0 million, respectively on sales and redemptions of securities for the years ended December 31 resulted in gross realized gains (losses) detailed below:

(In thousands)	2020	2019
Realized gains on investments	$1,107	$707
Realized losses on investments	(31)	(378)
	$1,076	$329

As of December 31, 2020 and December 31, 2019, securities with a fair value of $96.4 million and $92.4 million, respectively, were pledged to collateralize certain municipal deposit relationships.  As of the same dates, securities with a fair value of $13.2 million and $21.3 million were pledged against certain borrowing arrangements.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages.  The Company is not in the practice of investing in, or originating, these types of investments or loans.

NOTE 5: LOANS

Major classifications of loans are as follows:

	December 31,	December 31,
(In thousands)	2020	2019
Residential mortgage loans:
1-4 family first-lien residential mortgages	$227,185	$209,559
Construction	6,681	3,963
Loans held-for-sale (1)	1,526	35,790
Total residential mortgage loans	235,392	249,312

Commercial loans:
Real estate	286,271	254,257
Lines of credit	49,103	58,617
Other commercial and industrial	78,629	82,092
Paycheck Protection Program loans	60,643	-
Tax exempt loans	7,166	8,067
Total commercial loans	481,812	403,033

Consumer loans:
Home equity and junior liens	38,624	46,389
Other consumer	70,905	82,607
Total consumer loans	109,529	128,996

Total loans	826,733	781,341
Net deferred loan (fees) costs	(1,238)	110
Less allowance for loan losses	(12,777)	(8,669)
Loans receivable, net	$812,718	$772,782

(1)

Based on ASC 948, Mortgage Banking, loans shall be classified as held-for-sale once a decision has been made to sell the loans and shall be transferred to the held-for-sale category at lower of cost or fair value.  At December 31, 2020, the loans under contract to be sold had a principal balance of $1.5 million.  These loans were transferred at their amortized cost of $1.5 million as of December 31, 2020, as the fair value of these loans was greater than the amortized cost.  At December 31, 2019, the loans under contract to be sold had a principal balance of $35.8 million.  These loans were transferred at their amortized cost of $35.9 million as of December 31, 2019, as the fair value of these loans was greater than the amortized cost.

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

As part of the Company’s overall balance sheet management strategies and the management’s ongoing efforts to profitably deploy its increased capital position following the equity sales transactions completed in May 2019, the Bank acquired eleven diverse pools of loans, originated by unrelated third parties, in six separate transactions during 2019 and two separate transactions during 2020.  The purchase of participations in loans that are originated by third parties only occurs after the completion of thorough pre-acquisition due diligence.  Loans in which the Company acquires a participating interest are determined to meet, in all material respects, the Company’s internal underwriting policies, including credit and collateral suitability thresholds, prior to acquisition.  In addition, the financial condition of the originating entity, which are generally retained as the ongoing loan servicing provider for participations acquired by the Bank, are analyzed prior to the acquisition of the participating interests and monitored on a regular basis thereafter for the life of those interests.

	December 31,	December 31,
(In thousands, except number of loans)	2020	2019
Purchased residential real estate loans
Original Balance	$4,300	$2,100
Current Balance	4,300	2,100
Unamortized Premium	273	135
Percent Owned	100%	100%
Number of Loans	51	25
Maturity range	17-25 years	22-24 years
Cumulative net charge-offs	-	-

Purchased other commercial and industrial loans
Original Balance	6,800	6,800
Current Balance	5,500	6,600
Unamortized Premium	-	-
Percent Owned	100%	100%
Number of Loans	39	43
Maturity range	5-9 years	6-10 years
Cumulative net charge-offs	-	-

Purchased home equity lines of credit:
Original Balance	21,900	21,900
Current Balance	13,900	20,100
Unamortized Premium	309	390
Percent Owned	100%	100%
Number of Loans	275	376
Maturity range	3-29 years	4-30 years
Cumulative net charge-offs	-	-

Purchased automobile loans:
Original Balance	50,400	50,400
Current Balance	17,000	27,200
Unamortized Premium	602	930
Percent Owned	90%	90%
Number of Loans	1,257	1,657
Maturity range	0-6 years	0-6 years
Cumulative net charge-offs	230	196

Purchased unsecured consumer loan pool 1:
Original Balance	5,400	5,400
Current Balance	3,600	5,000
Unamortized Premium	-	-
Percent Owned	100%	100%
Number of Loans	76	87
Maturity range	3-6 years	4-7 years
Cumulative net charge-offs	-	-

Purchased unsecured consumer loan pool 2:
Original Balance	26,600	26,600
Current Balance	15,400	25,800
Unamortized Premium	63	114
Percent Owned	59%	59%
Number of Loans	2,246	2,768
Maturity range	2-4 years	3-5 years
Cumulative net charge-offs	-	-

Purchased unsecured consumer loan pool 3:
Original Balance	10,300	10,300
Current Balance	5,500	10,300
Unamortized Premium	138	245
Percent Owned	100%	100%
Number of Loans	2,958	4,259
Maturity range	0-6 years	0-7 years
Cumulative net charge-offs	-	-

Purchased unsecured consumer loan pool 4:
Original Balance	14,500	-
Current Balance	14,500	-
Unamortized Discount	2,124	-
Percent Owned	68%	-
Number of Loans	619	-
Maturity range	25 years	-
Cumulative net charge-offs	-	-

As of December 31, 2020 and December 31, 2019, residential mortgage loans with a carrying value of $115.6 million and $136.9 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

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

Real estate loans, including residential mortgages, commercial real estate loans and home equity, comprise 68% of the portfolio in 2020, similar to the composition in 2019, where such loans represented 70% of total loans.  Loans secured by real estate generally provide strong collateral protection and thus significantly reduce the inherent credit risk in the portfolio.

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

The following table presents the segments and classes of the loan portfolio summarized by the aggregate pass rating and the criticized and classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system:

	As of December 31, 2020
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$222,386	$1,151	$3,196	$452	$227,185
Construction	6,681	-	-	-	6,681
Loans held-for-sale	1,526	-	-	-	1,526
Total residential mortgage loans	230,593	1,151	3,196	452	235,392
Commercial loans:
Real estate	267,736	9,541	8,615	379	286,271
Lines of credit	40,733	5,132	3,154	84	49,103
Other commercial and industrial	65,441	4,770	8,153	265	78,629
Paycheck Protection Program loans	60,643	-	-	-	60,643
Tax exempt loans	7,166	-	-	-	7,166
Total commercial loans	441,719	19,443	19,922	728	481,812
Consumer loans:
Home equity and junior liens	37,926	54	411	233	38,624
Other consumer	70,502	104	218	81	70,905
Total consumer loans	108,428	158	629	314	109,529
Total loans	$780,740	$20,752	$23,747	$1,494	$826,733

	As of December 31, 2019
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$205,554	$1,093	$1,731	$1,181	$209,559
Construction	3,963	-	-	-	3,963
Loans held-for-sale	35,790	-	-	-	35,790
Total residential mortgage loans	245,307	1,093	1,731	1,181	249,312
Commercial loans:
Real estate	238,288	12,473	3,194	302	254,257
Lines of credit	50,396	7,945	276	-	58,617
Other commercial and industrial	72,653	8,473	923	43	82,092
Tax exempt loans	8,067	-	-	-	8,067
Total commercial loans	369,404	28,891	4,393	345	403,033
Consumer loans:
Home equity and junior liens	45,414	191	477	307	46,389
Other consumer	82,252	167	188	-	82,607
Total consumer loans	127,666	358	665	307	128,996
Total loans	$742,377	$30,342	$6,789	$1,833	$781,341

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

An age analysis of past due loans, not including net deferred loan costs, segregated by portfolio segment and class of loans, for the years ended December 31, are detailed in the following tables:

	As of December 31, 2020
	30-59 Days	60-89 Days	90 Days
	Past Due	Past Due	and	Total		Total Loans
(In thousands)	and Accruing	and Accruing	Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,250	$570	$1,098	$2,918	$224,267	$227,185
Construction	-	-	-	-	6,681	6,681
Loans held-for-sale	-	-	-	-	1,526	1,526
Total residential mortgage loans	1,250	570	1,098	2,918	232,474	235,392
Commercial loans:
Real estate	480	913	2,511	3,904	282,367	286,271
Lines of credit	734	1,870	194	2,798	46,305	49,103
Other commercial and industrial	441	1,717	1,691	3,849	74,780	78,629
Paycheck Protection Program loans	170	-	-	170	60,473	60,643
Tax exempt loans	-	-	-	-	7,166	7,166
Total commercial loans	1,825	4,500	4,396	10,721	471,091	481,812
Consumer loans:
Home equity and junior liens	248	78	473	799	37,825	38,624
Other consumer	443	252	187	882	70,023	70,905
Total consumer loans	691	330	660	1,681	107,848	109,529
Total loans	$3,766	$5,400	$6,154	$15,320	$811,413	$826,733

	As of December 31, 2019
	30-59 Days	60-89 Days	90 Days
	Past Due	Past Due	and	Total		Total Loans
(In thousands)	and Accruing	and Accruing	Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$947	$744	$1,613	$3,304	$206,255	$209,559
Construction	-	-	-	-	3,963	3,963
Loans held-for-sale	-	-	-	-	35,790	35,790
Total residential mortgage loans	947	744	1,613	3,304	246,008	249,312
Commercial loans:
Real estate	953	100	2,271	3,324	250,933	254,257
Lines of credit	4,464	25	68	4,557	54,060	58,617
Other commercial and industrial	2,747	315	591	3,653	78,439	82,092
Tax exempt loans	-	-	-	-	8,067	8,067
Total commercial loans	8,164	440	2,930	11,534	391,499	403,033
Consumer loans:
Home equity and junior liens	315	130	480	925	45,464	46,389
Other consumer	335	50	151	536	82,071	82,607
Total consumer loans	650	180	631	1,461	127,535	128,996
Total loans	$9,761	$1,364	$5,174	$16,299	$765,042	$781,341

Year-end nonaccrual loans, segregated by class of loan, were as follows:

	December 31,	December 31,
(In thousands)	2020	2019
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,608	$1,613
Total residential mortgage loans	2,608	1,613
Commercial loans:
Real estate	11,286	2,343
Lines of credit	194	68
Other commercial and industrial	6,498	591
Total commercial loans	17,978	3,002
Consumer loans:
Home equity and junior liens	473	480
Other consumer	274	151
Total consumer loans	747	631
Total nonaccrual loans	$21,333	$5,246

There were no loans past due ninety days or more and still accruing interest at December 31, 2020 or 2019.

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

The table below details loans that had been modified as TDRs for the year ended December 31, 2020.

	For the year ended December 31, 2020
(In thousands)	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Additional provision for loan losses
Commercial real estate loans	1	$1,234	$1,234	$-
Commercial and industrial loans	2	397	427	129

The TDR's evaluated for impairment for the year ended December 31, 2020 have been classified as TDRs due to economic concessions granted, which include reductions in the stated interest rates or an extended maturity date that will result in a delay in payment from the original contractual maturity.

The table below details loans that have been modified as TDRs for the year ended December 31, 2019.

	For the year ended December 31, 2019
(In thousands)	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Additional provision for loan losses
Residential real estate loans	1	$205	$250	$-

The TDR evaluated for impairment for the year ended December 31, 2019 has been classified as a TDR due to economic concessions granted, which consisted of additional funds advanced without associated increases in collateral and an extended maturity date that will result in a delay in payment from the original contractual maturity.

The Company is required to disclose loans that have been modified as TDRs within the previous 12 months in which there was payment default after the restructuring.  The Company defines payment default as any loans 90 days past due on contractual payments.

The Company had no loans that had been modified as TDRs during the twelve months prior to December 31, 2020, which had subsequently defaulted during the year ended December 31, 2020.

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

Impaired Loans

The following table summarizes impaired loans information by portfolio class:

	December 31, 2020			December 31, 2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$665	$665	$-	$1,027	$1,027	$-
Commercial real estate	11,053	11,136	-	3,996	4,067	-
Commercial lines of credit	-	-	-	86	86	-
Other commercial and industrial	5,114	5,132	-	69	77	-
Home equity and junior liens	75	75	-	40	40	-
Other consumer	81	81	-	55	55	-

With an allowance recorded:
1-4 family first-lien residential mortgages	1,182	1,182	205	584	584	97
Commercial real estate	1,729	1,729	231	450	450	78
Commercial lines of credit	925	925	925	98	98	98
Other commercial and industrial	1,864	1,864	1,278	866	866	406
Home equity and junior liens	142	142	142	180	180	150
Other consumer	-	-	-	36	36	1

Total:
1-4 family first-lien residential mortgages	1,847	1,847	205	1,611	1,611	97
Commercial real estate	12,782	12,865	231	4,446	4,517	78
Commercial lines of credit	925	925	925	184	184	98
Other commercial and industrial	6,978	6,996	1,278	935	943	406
Home equity and junior liens	217	217	142	220	220	150
Other consumer	81	81	-	91	91	1
Totals	$22,830	$22,931	$2,781	$7,487	$7,566	$830

The following table presents the average recorded investment in impaired loans for years ended December 31:

(In thousands)	2020	2019
1-4 family first-lien residential mortgages	$1,647	$1,622
Commercial real estate	6,327	3,868
Commercial lines of credit	360	295
Other commercial and industrial	2,448	1,015
Home equity and junior liens	219	220
Other consumer	86	76
Total	$11,087	$7,096

The following table presents the cash basis interest income recognized on impaired loans for the years ended December 31:

(In thousands)	2020	2019
1-4 family first-lien residential mortgages	$75	$62
Commercial real estate	360	190
Commercial lines of credit	67	16
Other commercial and industrial	191	66
Home equity and junior liens	6	11
Other consumer	6	7
Total	$705	$352

NOTE 6: ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31, 2020 and 2019 and information pertaining to the allocation of the allowance for loan losses and balances of the allowance for loan losses and loans receivable based on individual and collective impairment evaluation by loan portfolio class at the indicated dates are summarized in the tables below.  An allocation of a portion of the allowance to a given portfolio class does not limit the Company’s ability to absorb losses in another portfolio class.

	December 31, 2020
	1-4 family
	first-lien				Other	Paycheck
	residential		Commercial	Commercial	commercial	Protection
(In thousands)	mortgage	Construction	real estate	lines of credit	and industrial	Program
Allowance for loan losses:
Beginning Balance	$580	$-	$4,010	$1,195	$1,645	$-
Charge-offs	(125)	-	-	(101)	(121)	-
Recoveries	2	-	-	4	-	-
Provisions (credits)	474	-	766	572	1,468	-
Ending balance	$931	$-	$4,776	$1,670	$2,992	$-
Ending balance: related to loans individually evaluated for impairment	$205	$-	$231	$925	$1,278	$-
Ending balance: related to loans collectively evaluated for impairment	$726	$-	$4,545	$745	$1,714	$-
Loans receivables:
Ending balance	$227,185	$6,681	$286,271	$49,103	$78,629	$60,643
Ending balance: individually evaluated for impairment	$1,847	$-	$12,782	$925	$6,978	$-
Ending balance: collectively evaluated for impairment	$225,338	$6,681	$273,489	$48,178	$71,651	$60,643

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated (1)	Total
Allowance for loan losses:
Beginning Balance	$1	$553	$413	$272	$8,669
Charge-offs	-	(28)	(325)	-	(700)
Recoveries	-	29	66	-	101
Provisions	-	185	969	273	4,707
Ending balance	$1	$739	$1,123	$545	$12,777
Ending balance: related to loans individually evaluated for impairment	$-	$142	$-	$-	$2,781
Ending balance: related to loans collectively evaluated for impairment	$1	$597	$1,123	$545	$9,996
Loans receivables:
Ending balance	$7,166	$38,624	$70,905	$1,526	$826,733
Ending balance: individually evaluated for impairment	$-	$217	$81	$-	$22,830
Ending balance: collectively evaluated for impairment	$7,166	$38,407	$70,824	$1,526	$803,903

(1)

The ending balance of the loans receivable for the unallocated portion of the allowance includes loans held-for-sale.  At December 31, 2020, the Bank had loans held-for-sale with a principal balance of $1.5 million. These loans were still part of the portfolio as of December 31, 2020.  Based on ASC 948, Mortgage Banking, loans shall be classified as held-for-sale once a decision has been made to sell the loans and shall be transferred to the held-for-sale category at lower of cost or fair value.

	December 31, 2019
	1-4 family
	first-lien				Other
	residential		Commercial	Commercial	commercial
(In thousands)	mortgage	Construction	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$766	$-	$3,578	$730	$1,285
Charge-offs	(11)	-	-	(136)	(158)
Recoveries	2	-	-	-	1
Provisions	(177)	-	432	601	517
Ending balance	$580	$-	$4,010	$1,195	$1,645
Ending balance: related to loans individually evaluated for impairment	$97	$-	$78	$98	$406
Ending balance: related to loans collectively evaluated for impairment	$483	$-	$3,932	$1,097	$1,239
Loans receivables:
Ending balance	$209,559	$3,963	$254,257	$58,617	$82,092
Ending balance: individually evaluated for impairment	$1,611	$-	$4,446	$184	$935
Ending balance: collectively evaluated for impairment	$207,948	$3,963	$249,811	$58,433	$81,157

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated (1)	Total
Allowance for loan losses:
Beginning Balance	$1	$409	$385	$152	$7,306
Charge-offs	-	(7)	(354)	-	(666)
Recoveries	-	-	60	-	63
Provisions (credits)	-	151	322	120	1,966
Ending balance	$1	$553	$413	$272	$8,669
Ending balance: related to loans individually evaluated for impairment	$-	$150	$1	$-	$830
Ending balance: related to loans collectively evaluated for impairment	$1	$403	$412	$272	$7,839
Loans receivables:
Ending balance	$8,067	$46,389	$82,607	$35,790	$781,341
Ending balance: individually evaluated for impairment	$-	$220	$91	$-	$7,487
Ending balance: collectively evaluated for impairment	$8,067	$46,169	$82,516	$35,790	$773,854

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

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation.  These qualitative factors, applied to each product class, make the evaluation inherently subjective, as it requires material estimates that may be susceptible to significant revision as more information becomes available.  Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan losses analysis and calculation.  As a result of the COVID-19 pandemic, the Company’s management extensively reviewed a broad array of econometric projections and the potential effect of changes in those projections on anticipated loan performance.  As a result, certain qualitative factors were substantially modified during 2020 in order to determine the adequacy of the allowance for loan losses during the year and at December 31, 2020.

The allocation of the allowance for loan losses summarized on the basis of the Company’s calculation methodology was as follows:

	December 31, 2020
	1-4 family
	first-lien				Other
	residential		Commercial	Commercial	commercial
(In thousands)	mortgage	Construction	real estate	lines of credit	and industrial
Specifically reserved	$205	$-	$231	$925	$1,278
Historical loss rate	88	-	80	92	56
Qualitative factors	638	-	4,465	653	1,658
Total	$931	$-	$4,776	$1,670	$2,992

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$142	$-	$-	$2,781
Historical loss rate	-	325	863	-	1,504
Qualitative factors	1	272	260	-	7,947
Other	-	-	-	545	545
Total	$1	$739	$1,123	$545	$12,777

	December 31, 2019
	1-4 family
	first-lien				Other
	residential		Commercial	Commercial	commercial
(In thousands)	mortgage	Construction	real estate	lines of credit	and industrial
Specifically reserved	$97	$-	$78	$98	$406
Historical loss rate	43	-	98	106	34
Qualitative factors	440	-	3,834	991	1,205
Total	$580	$-	$4,010	$1,195	$1,645

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$150	$1	$-	$830
Historical loss rate	-	85	167	-	533
Qualitative factors	1	318	245	-	7,034
Other	-	-	-	272	272
Total	$1	$553	$413	$272	$8,669

NOTE 7: SERVICING

Loans serviced for others are not included in the accompanying consolidated statements of condition.  At December 31, 2020 and 2019, the Bank serviced 501 and 195 residential mortgage loans for others, respectively. The unpaid principal balances of mortgage loans serviced for others were $52.9 million and $11.8 million at December 31, 2020 and 2019, respectively.  The balance of capitalized servicing rights included in other assets at December 31, 2020 and 2019, was $373,000 and $19,000, respectively.

The following summarizes mortgage servicing rights capitalized and amortized:

(In thousands)	2020	2019
Mortgage servicing rights capitalized	$407	$16
Mortgage servicing rights amortized	54	13

NOTE 8: PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31, is as follows:

(In thousands)	2020	2019
Land	$2,063	$2,268
Buildings	21,794	17,673
Furniture, fixtures and equipment	17,364	15,936
Construction in progress	500	4,575
	41,721	40,452
Less: Accumulated depreciation	19,457	17,753
	$22,264	$22,699

Depreciation expense in 2020 and 2019 was $1.7 million and $1.5 million, respectively.

NOTE 9:  FORECLOSED REAL ESTATE

The Company is required to disclose the carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession of the property at each reporting period. The Company had no foreclosed residential real estate at December 31, 2020 and 2019.  At December 31, 2020 and 2019, the Company reported $182,000 and $341,000, respectively, in residential real estate loans in the process of foreclosure.

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

Of the $4.5 million of goodwill carried on the Company’s books as of December 31, 2020, $3.8 million of this amount was due to prior periods acquisitions of bank branches and $696,000 was due to the 2013 acquisition of the FitzGibbons Agency by Pathfinder Risk Management Company, Inc. and the 2015 acquisition of the Huntington Agency.

In 2020, the Company retained expert, independent consultants to evaluate the Company’s recorded goodwill for impairment. The Company is permitted to assess market-based, prospective analyses and other qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than the carrying value. Based on the results of the assessments made by management, with input from the retained consultants, it was determined that the carrying value of goodwill in the amount of $4.5 million is not impaired as of December 31, 2020.

The identifiable intangible asset of $133,000 as of December 31, 2020 was due to the acquisition of the FitzGibbons and Huntington Agencies and represents the amortized carrying amount of the customer lists intangible. The weighted average remaining amortization period of this intangible asset is 4.7 years.

The gross carrying amount and annual amortization for this identifiable intangible asset are as follows:

	December 31,
(In thousands)	2020	2019
Gross carrying amount	$243	$243
Accumulated amortization	(110)	(94)
Net amortizing intangibles	$133	$149

The estimated amortization expense for each of the five succeeding years ended December 31, is as follows:

(In thousands)
2021	$16
2022	16
2023	16
2024	16
2025	16
Thereafter	53
Total	$133

NOTE 11: DEPOSITS

A summary of deposits at December 31 is as follows:

(In thousands)	2020	2019
Savings accounts	$103,093	$81,926
Time accounts	296,824	301,193
Time accounts of $250,000 or more	100,226	120,450
Money management accounts	15,650	14,388
MMDA accounts	227,970	185,402
Demand deposit interest-bearing	83,129	64,533
Demand deposit noninterest-bearing	162,057	107,501
Mortgage escrow funds	6,958	6,500
Total Deposits	$995,907	$881,893

At December 31, 2020, the scheduled maturities of time deposits are as follows:

(In thousands)
Year of Maturity:
2021	$334,868
2022	9,078
2023	3,906
2024	2,719
2025	44,945
Thereafter	1,534
Total	$397,050

In addition to deposits obtained from its business operations within its target market areas, the Bank also obtains brokered deposits through various programs administered by Promontory Interfinancial Network and through other unaffiliated third-party financial institutions.

	At December 31,
	2020			2019
(In thousands)	Non-Brokered	Brokered	Total	Non-Brokered	Brokered	Total
Savings accounts	$103,093	$-	$103,093	$81,926	$-	$81,926
Time accounts	126,851	169,973	296,824	190,685	110,508	301,193
Time accounts of $250,000 or more	100,226	-	100,226	94,455	25,995	120,450
Money management accounts	15,650	-	15,650	14,388	-	14,388
MMDA accounts	227,970	-	227,970	185,356	46	185,402
Demand deposit interest-bearing	83,129	-	83,129	64,533	-	64,533
Demand deposit noninterest-bearing	162,057	-	162,057	107,501	-	107,501
Mortgage escrow funds	6,958	-	6,958	6,500	-	6,500
Total Deposits	$825,934	$169,973	$995,907	$745,344	$136,549	$881,893

NOTE 12: BORROWED FUNDS

The composition of borrowings (excluding subordinated loans) at December 31 is as follows:

(In thousands)	2020	2019
Short-term:
FHLB Advances	$4,020	$25,138
Total short-term borrowings	$4,020	$25,138
Long-term:
FHLB advances	$78,030	$67,987
Total long-term borrowings	$78,030	$67,987

The principal balances, interest rates and maturities of the outstanding long-term borrowings, all of which are at a fixed rate, at December 31, 2020 are as follows:

Term	Principal	Rates
(Dollars in thousands)
Advances with FHLB
Due within 1 year	$25,969	1.74 - 3.10%
Due within 2 years	18,227	0.27 - 2.55%
Due within 10 years	33,834	0.34 - 3.17%
Total advances with FHLB	$78,030
Total long-term fixed rate borrowings	$78,030

At December 31, 2020, scheduled repayments of long-term debt are as follows:

(In thousands)
2021	$25,969
2022	18,227
2023	9,506
2024	11,422
2025	12,907
Total	$78,030

The Company has access to FHLBNY advances, under which it can borrow at various terms and interest rates.  Residential mortgage loans with a carrying value of $115.6 million and FHLB stock with a carrying value of $4.4 million have been pledged by the Company under a blanket collateral agreement to secure the Company’s borrowings at December 31, 2020.  The total outstanding indebtedness under borrowing facilities with the FHLB cannot exceed the total value of the assets pledged under the blanket collateral agreement.  The Company has a $13.2 million line of credit available at December 31, 2020 with the Federal Reserve Bank of New York through its Discount Window and has pledged various corporate and municipal securities against the line. The Company has

$15.0 million in lines of credit available with two other correspondent banks. $10.0 million of that line of credit is available on an unsecured basis and the remaining $5.0 million must be collateralized with investment securities. Interest on the lines is determined at the time of borrowing.

NOTE 13: SUBORDINATED LOANS

The Company has a non-consolidated subsidiary trust, Pathfinder Statutory Trust II, of which the Company owns 100% of the common equity.  The Trust issued $5,000,000 of 30-year floating rate Company-obligated pooled capital securities of Pathfinder Statutory Trust II (“Floating-Rate Debentures”).  The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms.  The capital securities mature in 2037 and are treated as Tier 1 capital by the FDIC and FRB.  The capital securities of the trust are a pooled trust preferred fund of Preferred Term Securities VI, Ltd., whose interest rate resets quarterly, and are indexed to the 3-month LIBOR rate plus 1.65%.  These securities have a five-year call provision. The Company paid $124,000 and $213,000 in interest expense related to this issuance in 2020 and 2019, respectively. The Company guarantees all of these securities.

The Company's equity interest in the trust subsidiary is included in other assets on the Consolidated Statements of Financial Condition at December 31, 2020 and 2019.  For regulatory reporting purposes, the Federal Reserve has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them.

On October 15, 2015, the Company executed a $10.0 million non-amortizing Subordinated Loan (the 2015 Subordinated Loan) with an unrelated third party that is scheduled to mature on October 1, 2025. The Company has the right to prepay the 2015 Subordinated Loan on the first day of any calendar quarter after October 15, 2020 without penalty. The annual interest rate charged to the Company will be 6.25% through the maturity date of the 2015 Subordinated Loan.  The 2015 Subordinated Loan is senior in the Company’s credit repayment hierarchy only to the Company’s common equity and preferred stock and, as a result, qualifies as Tier 2 capital for all future periods when applicable.  The Company paid $172,000 in origination and legal fees as part of this transaction.  These fees were amortized over the life of the 2015 Subordinated Loan through its first call date using the effective interest method.  The effective cost of funds related to this transaction was 6.44% calculated under this method through October 15, 2020 and is and will be 6.25% thereafter until the stated maturity date.  Interest expense, related to this borrowing, of $650,000 and $650,000 was recorded in the years ended December 31, 2020 and 2019, respectively.

On October 14, 2020, the Company executed a private placement of $25.0 million of its 5.50% Fixed to Floating Rate non-amortizing Subordinated Loan (the “2020 Subordinated Loan”) to certain qualified institutional buyers and accredited institutional investors. The 2020 Subordinated Loan has a maturity date of October 15, 2030 and initially bear interest, payable semi-annually, at a fixed annual rate of 5.50% per annum until October 15, 2025.  Commencing on that date, the interest rate applicable to the outstanding principal amount due will be reset quarterly to an interest rate per annum equal to the then current three month Secured Overnight Financing Rate (SOFR) plus 532 basis points, payable quarterly until maturity. The Company may redeem the 2020 Subordinated Loan at par, in whole or in part, at its option, any time after October 15, 2025 (the first redemption date).  The 2020 Subordinated Loan is senior in the Company’s credit repayment hierarchy only to the Company’s common equity and preferred stock and, and any future senior indebtedness and is intended to qualify as Tier 2 capital for regulatory capital purposes for the Company.  The Company paid $783,000 in origination and legal fees as part of this transaction.  These fees will be amortized over the life of the 2020 Subordinated Loan through its first redemption date using the effective interest method, giving rise to an effective cost of funds of 6.22% from the issuance date calculated under this method.  Accordingly, interest expense of $327,000 was recorded in the year ended December 31, 2020 related to this transaction.

The composition of subordinated loans at December 31 is as follows:

(In thousands)	2020	2019
Subordinated loans:
Junior subordinated debenture	$5,155	$5,155
Subordinated loan	34,245	9,973
Total subordinated loans	$39,400	$15,128

The principal balances, interest rates and maturities of the subordinated loans at December 31, 2020 are as follows:

Term	Principal	Rates
(Dollars in thousands)
Subordinated loans:
Due within 5 years	$10,000	6.44%
Due within 10 years	24,245	6.22%
Due within 17 years	5,155	3-Month Libor + 1.65%
Total subordinated loans	$39,400

At December 31, 2020, scheduled repayments of the subordinated loans:

(In thousands)
2021	$-
2022	-
2023	-
2024	-
2025	10,000
Thereafter	29,400
Total	$39,400

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

The following tables set forth the changes in the plans’ benefit obligations, fair value of plan assets and the plans’ funded status as of December 31:

	Pension Benefits		Postretirement Benefits
(In thousands)	2020	2019	2020	2019
Change in benefit obligations:
Benefit obligations at beginning of year	$11,892	$10,095	$414	$454
Service cost	-	-	-	-
Interest cost	466	494	16	22
Plan participants' contribution	-	-	9	8
Actuarial loss (gain)	873	1,558	(25)	(27)
Benefits paid	(264)	(255)	(45)	(43)
Benefit obligations at end of year	12,967	11,892	369	414
Change in plan assets:
Fair value of plan assets at beginning of year	16,985	14,522	-	-
Actual return on plan assets	2,553	2,718	-	-
Benefits paid	(264)	(255)	(45)	(43)
Plan participants' contribution	-	-	9	8
Employer contributions	-	-	36	35
Fair value of plan assets at end of year	19,274	16,985	-	-
Funded (unfunded) status - asset (liability)	$6,307	$5,093	$(369)	$(414)

The funded status of the pension was recorded within other assets on the statement of condition.  The unfunded status of the postretirement plan is recorded within other liabilities on the statement of condition.

Amounts recognized in accumulated other comprehensive loss as of December 31 are as follows:

	Pension Benefits		Postretirement Benefits
(In thousands)	2020	2019	2020	2019
Net loss	$2,743	$3,557	$87	$117
Tax Effect	716	929	23	31
	$2,027	$2,628	$64	$86

Gains and losses in excess of 10% of the greater of the benefit obligation or the fair value of assets are amortized over the average remaining service period of active participants.

The Company utilized the actual projected cash flows of the participants in both plans for the years ended December 31, 2020 and December 31, 2019.  The following points address the approach taken.

1.

An analysis of the defined benefit pension plan’s expected future cash flows and high-quality fixed income investments currently available and expected to be available during the period to maturity of the pension benefits yielded a single discount rate of 3.45% at December 31, 2020.

2.

An analysis of the postretirement health plan’s expected future cash flows and high-quality fixed-income investments currently available and expected to be available during the period to maturity of the retiree medical benefits yielded a single discount rate of 3.45% at December 31, 2020.

3.

Each discount rate was developed by matching the expected future cash flows of the Bank to high quality bonds.  Every bond considered has earned ratings of at least AA by Fitch Group, AA by Standard & Poor’s, or Aa2 by Moody’s Investor Services.

The accumulated benefit obligation for the defined benefit pension plan was $13.0 million and $11.9 million at December 31, 2020 and 2019, respectively.  The postretirement plan had an accumulated benefit obligation of $369,000 and $414,000 at December 31, 2020 and 2019, respectively.

The significant assumptions used in determining the benefit obligations as of December 31, are as follows:

	Pension Benefits		Postretirement Benefits
	2020	2019	2020	2019
Weighted average discount rate	3.45%	3.97%	3.45%	3.97%
Rate of increase in future compensation levels	-	-	-	-

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plan.   The annual rates of increase in the per capita cost of covered medical and prescription drug benefits for future years were assumed to be 4.50% for 2021, gradually decreasing to 4.20% in 2024 and remain at that level thereafter.

The composition of the net periodic benefit plan (benefit) cost for the years ended December 31 is as follows:

	Pension Benefits		Postretirement Benefits
(In thousands)	2020	2019	2020	2019
Service cost	$-	$-	$-	$-
Interest cost	466	494	16	22
Expected return on plan assets	(1,094)	(934)	-	-
Amortization of transition obligation	-	-	-	-
Amortization of net losses	228	328	10	12
Amortization of unrecognized past service liability	-	-	(5)	(5)
Net periodic benefit plan (benefit) cost	$(400)	$(112)	$21	$29

The significant assumptions used in determining the net periodic benefit plan cost for years ended December 31, were as follows:

	Pension Benefits		Postretirement Benefits
	2020	2019	2020	2019
Weighted average discount rate	3.45%	3.97%	3.45%	3.97%
Expected long term rate of return on plan assets	6.00%	6.50%	-	-
Rate of increase in future compensation levels	-	-	-	-

The long term rate of return on assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes.  Equities and fixed income securities were assumed to earn real rates of return in the ranges of 6.0%-8.0% and 3.0%-5.0%, respectively.  The long-term inflation rate was estimated to be 2.5%.  When these overall return expectations are applied to the plan’s target allocation, the expected rate of return was determined to be in the range of 5.0% to 7.0%.  Management chose to use a 6.0% expected long-term rate of return in 2020 and a 6.0% expected long-term rate of return in 2021 reflecting current economic conditions and expected rates of return.  Based on the $19.3 million fair value of plan assets at December 31, 2020, each 50 basis point decrease in the expected long-term rate of return would reduce after tax net income at 2021 expected marginal tax rate of 26.1% by approximately $71,000.

The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit plan income during 2021 is $101,000.  The estimated amortization of the unrecognized transition obligation and actuarial loss for the postretirement health plan in 2021 is $9,000.  The expected net periodic benefit plan benefit for 2021 is estimated to be $588,000 for both retirement plans in aggregate.

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

The investment objectives, investment strategies and risks of each of the daily valued and unitized Portfolios and the funds held within the Portfolios are detailed in the Private Placement Memorandum and the Trust’s Investment Policy Statement.

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

Pension plan assets measured at fair value are summarized below:

	At December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Asset Category:
Mutual Funds - Equity
Large-cap value (a)	$-	$1,830	$-	$1,830
Large-cap Growth (b)	-	1,813	-	1,813
Large-cap Core (c)	-	1,194	-	1,194
Mid-cap Value (d)	-	356	-	356
Mid-cap Growth (e)	-	498	-	498
Mid-cap Core (f)	-	403	-	403
Small-cap Value (g)	-	261	-	261
Small-cap Growth (h)	-	684	-	684
Small-cap Core (i)	-	268	-	268
International Equity (j)	-	2,543	-	2,543
Equity -Total	-	9,850	-	9,850
Fixed Income Funds
Fixed Income - US Core (k)	-	2,497	-	2,497
Intermediate Duration (l)	-	3,746	-	3,746
Long Duration (m)	-	2,968	-	2,968
Fixed Income-Total	-	9,211	-	9,211
Cash Equivalents-Money market*	39	174	-	213
Total	$39	$19,235	$-	$19,274

	At December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Asset Category:
Mutual Funds - Equity
Large-cap value (a)	$-	$1,432	$-	$1,432
Large-cap Growth (b)	-	1,470	-	1,470
Large-cap Core (c)	-	1,075	-	1,075
Mid-cap Value (d)	-	307	-	307
Mid-cap Growth (e)	-	328	-	328
Mid-cap Core (f)	-	314	-	314
Small-cap Value (g)	-	220	-	220
Small-cap Growth (h)	-	466	-	466
Small-cap Core (i)	-	211	-	211
International Equity (j)	-	1,733	-	1,733
Equity -Total	-	7,556	-	7,556
Fixed Income Funds
Fixed Income - US Core (k)	-	2,356	-	2,356
Intermediate Duration (l)	-	3,708	-	3,708
Long Duration (m)	-	3,084	-	3,084
Fixed Income-Total	-	9,148	-	9,148
Cash Equivalents-Money market*	48	233	-	281
Total	$48	$16,937	$-	$16,985

*Includes cash equivalents investments in equity and fixed income strategies

a)	This category contains large-cap stocks with above-average yield. The portfolio typically holds between 60 and 70 stocks.
b)	This category seeks long-term capital appreciation by investing primarily in large growth companies based in the U.S.
c)	This fund tracks the performance of the S&P 500 index by purchasing the securities represented in the index in approximately the same weightings as the index.
d)	This category employs an indexing investment approach designed to track the performance of the CRSP US Mid-Cap Value Index.

e)	This category employs an indexing investment approach designed to track the performance of the CRSP US Mid-Cap Growth Index.
f)	This category seeks to track the performance of the S&P Midcap 400 Index.
g)	This category consists of a selection of investments based on the Russell 2000 Value Index.
h)	This category consists of a mutual fund invested in small capitalization growth companies along with a fund invested in a selection of investments based on the Russell 2000 Growth Index.
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

m)	This category consists of a fund that seeks to approximate the performance of the Barclays Capital US Corporate A or Better, 20+ Year Bullets Only Index over the long term.

For the fiscal year ending December 31, 2021, the Company expects to contribute approximately $36,000 to the postretirement plan.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from both retirement plans:

	Pension	Postretirement
(In thousands)	Benefits	Benefits	Total
Years ending December 31:
2021	$357	$36	$393
2022	397	23	420
2023	472	23	495
2024	491	22	513
2025	552	22	574
Thereafter	3,374	101	3,475

The Company also offers a 401(k) plan to its employees.  Contributions to this plan by the Company were $395,000 and $393,000 for 2020 and 2019, respectively.  In addition, the Company made $293,000 and $291,000 of safe harbor contributions to the plan in 2020 and 2019, respectively.

The Company maintains optional deferred compensation plans for its directors and certain executive officers, whereby fees and income normally received are deferred and paid by the Company based upon a payment schedule commencing between the ages of 65 and 70 and continuing monthly for 10 years. At December 31, 2020 and 2019, other liabilities include approximately $3.0 million and $2.8 million, respectively, relating to deferred compensation. Deferred compensation expense for the years ended December 31, 2020 and 2019 amounted to approximately $359,000 and $349,000, respectively.

To assist in the funding of the Company’s benefits under the supplemental executive retirement plan and deferred compensation plans, the Company is the owner of single premium life insurance policies on selected participants.  At December 31, 2020 and 2019, the cash surrender values of these policies were $17.9 million and $17.4 million, respectively.

The Bank adopted a Defined Contribution Supplemental Executive Retirement Plan (the “SERP”), effective January 1, 2014.  The SERP benefits certain key senior executives of the Bank who are selected by the Board to participate, including our Named Executive Officers.  The SERP is intended to provide a benefit from the Bank upon retirement, death, disability or voluntary or involuntary termination of service (other than “for cause”), subject to the requirements of Section 409A of the Internal Revenue Code.  Accordingly, the SERP obligates the Bank to make a contribution to each executive’s account on the last business day of each calendar year.  In addition, the Bank, may, but is not required to, make additional discretionary contributions to the executive’s accounts from time to time.  All executives currently participating in the plan, including the Named Executive Officers, are fully vested in the Bank’s contribution to the plan.  In the event the executive is terminated involuntarily or resigns for good reason within 24 months following a change in control, the Bank is required to make additional annual contributions the lesser of:  (1) three years or (2) the number of years remaining until the executive’s benefit age, subject to potential reduction to avoid an excess parachute payment under Code Section 280G.  In the event of the executive’s death, disability or termination within 24 months after a change in control, the executive’s account will be paid in a lump sum to the executive or his beneficiary, as applicable.  In the event the executive is entitled to a benefit from the SERP due to retirement or other termination of employment, the benefit will be paid either in a lump sum or in 10 annual installments as detailed in his or her participant agreement.  At December 31, 2020 and 2019, other liabilities included $928,000 and $836,000, respectively, accrued under this plan.

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

A total of 92,261 stock option awards were granted to the Chief Executive Officer, two executive officers and three senior officers.  The awards vest ratably over seven years (approximately 14.28% per year for each year of the participant’s service with the Company) with the exception of one senior officer whose awards vested upon retirement on August 1, 2017 and will expire ten years from the date of the grant, or May 2026.  The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions: risk-free interest rate of 1.7%; volatility factors of the expected market price of the Company's common stock of 0.32; weighted average expected lives of the options of 8.5 years: cash dividend yield of 1.55%. Based upon these assumptions, the weighted average fair value of options granted was $3.59.

In September 2020, the board of directors of the Company approved the grant of 3,000 stock option awards to one officer.  The awards vest ratably over three years (approximately 33.3% per year for each year of the participant’s service with the Company) and will expire ten years from the date of the grant, or September 2030.  The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model.  The Black-Scholes model used the following weighted average assumptions: risk-free rate of 0.35%; volatility factors of the expected market price of the Company’s common stock of 0.21; weighted average expected lives of the options of 6.0 years: cash dividend yield of 2.46%.  Based upon these assumptions, the weighted average fair value of options granted was $1.32.

In October 2020, the board of directors of the Company approved the grant of 9,000 stock option awards in total to two senior officers and four officers.  The awards vest ratably over three years (approximately 33.3% per year for each year of the participant’s service with the Company) and will expire ten years from the date of the grant, or October 2030.  The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model.  The Black-Scholes model used the following weighted average assumptions: risk-free rate of 0.45%; volatility factors of the expected market price of the Company’s common stock of 0.22; weighted average expected lives of the options of 6.0 years: cash dividend yield of 2.31%.  Based upon these assumptions, the weighted average fair value of options granted was $1.51.

In October 2020, the board of directors of the Company approved the grant of 39,668 stock option awards to one senior officer.  The awards were split between incentive stock option awards and non-qualified stock option awards as the result of the value of the stock option awards vesting each year.  The Black-Scholes model, for the 26,633 incentive stock option awards, used the following weighted average assumptions: risk-free rate of 0.45%; volatility factors of the expected market price of the Company’s common stock of 0.25; weighted average expected lives of the options of 6.0 years: cash dividend yield of 2.31%. The Black-Scholes model, for the 13,035 non-qualified stock option awards, used the following weighted average assumptions: risk-free rate of 0.44%; volatility factors of the expected market price of the Company’s common stock of 0.26; weighted average expected lives of the options of 5.9 years: cash dividend yield of 2.31%.  Based upon these assumptions, the weighted average fair value of the incentive stock options and the non-qualified stock options granted were $1.83 and $1.85, respectively.

Activity in the stock option plans is as follows:

	Options Outstanding		Shares Exercisable
	Number of	Weighted Average	Number of	Weighted Average
(Shares in thousands)	Shares	Exercise Price	Shares	Exercise Price
Outstanding at December 31, 2018	325	$10.50	153	$9.65
Granted	-	-	-	-
Newly vested	-	-	59	11.10
Exercised	(21)	-	(21)	-
Expired	(1)	11.35	-	-
Outstanding at December 31, 2019	303	$10.51	191	$10.04
Granted	52	$10.33	-	$-
Newly vested	-	-	47	11.22
Exercised	(34)	-	(34)	-
Expired	(1)	11.35	-	-
Outstanding at December 31, 2020	320	$10.89	204	$10.91

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options prior to the expiration date.  The intrinsic value can change based on fluctuations in the market value of the Company’s stock.  At December 31, 2020, the intrinsic value of the stock options was $190,000.  At December 31, 2019, the intrinsic value of the stock options was $1.0 million.

At December 31, 2020, the average remaining contractual life of outstanding options and shares exercisable were 5.9 years and 5.1 years, respectively.

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

In September 2020, the board of directors of the Company approved the grant of 1,000 restricted stock units to one officer.  The units vest ratably over three years (approximately 33.3% per year for each year of the participant’s service with the Company).

In October 2020, the board of directors of the Company approved the grant of 17,801 restricted stock units to three senior officers and four officers.  The units vest ratably over three years (approximately 33.3% per year for each year of the participant’s service with the Company).

The compensation expense of the stock option awards and restricted stock units is based on the fair value of the instruments on the date of grant.  The Company recorded compensation expense in the amount of $300,000 and $291,000 in 2020 and 2019, respectively, and is expected to record $250,000, $185,000 and $109,000 in 2021 through 2023.

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

The ESOP loan from the Company has a ten year term and is being repaid in equal payments of principal and interest under a fixed rate of interest equal to 3.25% which was the prime rate of interest on the date of the closing of the offering.  This ESOP loan from the Company, also referred to as an internally leveraged ESOP, does not appear as a liability on the Company’s consolidated statement of condition as of December 31, 2020 in accordance with ASC 718-40-25-9d.

In accordance with the payment of principal on the loan, a proportionate number of shares are allocated to the employees over the ten year time horizon of the loan.  Participants’ vesting interest in the shares of Company stock is at the rate of 20% per year. Compensation expense is recorded based on the number of shares released to the participants times the average market value of the Company’s stock over that same period.  Dividends on unallocated shares, recorded as compensation expense on the income statement, are made available to the participants' account. The Company recorded $294,000 and $369,000 in compensation expense in 2020 and 2019, respectively, including $24,000 and $30,000 for dividends on unallocated shares in these same time periods.  At December 31, 2020, there were 91,659 unearned ESOP shares with a fair value of $1.1 million.

NOTE 17: Income Taxes

The provision for income taxes for the years ended December 31, is as follows:

(In thousands)	2020	2019
Current	$2,600	$1,181
Deferred	(1,305)	(16)
	$1,295	$1,165

The provision for income taxes includes the following

(In thousands)	2020	2019
Federal Income Tax	$1,093	$1,244
State Tax	202	(79)
	$1,295	$1,165

The components of the net deferred tax asset (liability), included in other assets as of December 31, are as follows:

(In thousands)	2020	2019
Assets:
Deferred compensation	$1,063	$970
Allowance for loan losses	3,339	2,266
Postretirement benefits	96	108
Subordinated loan interest	25	22
Investment securities	-	77
Loan origination fees	324	-
Held-to-maturity securities	6	14
Stock-based compensation	108	101
Community service activities	-	22
Cash flow hedges	342	-
Other	702	587
Total	6,005	4,167
Liabilities:
Prepaid pension	(1,648)	(1,331)
Investment securities	(296)	-
Depreciation	(1,860)	(1,667)
Accretion	(164)	(118)
Intangible assets	(1,004)	(1,004)
Mortgage servicing rights	(98)	(5)
Prepaid expenses and transaction fees	(115)	(103)
Loan origination fees	-	(29)
Total	(5,185)	(4,257)
	820	(90)
Less: deferred tax asset valuation allowance	-	(136)
Net deferred tax asset (liability)	$820	$(226)

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

Banking corporations operating in New York State are taxed under the New York State General Business Corporation Franchise Tax provisions.  Under this New York tax law, the tax rate on the business income base is 6.5%.  However, various modifications are available to community banks (defined as banks with less than $8 billion in total assets) regarding certain deductions associated with interest income. Effective in January 2018, the Company adopted a modification methodology that at the time was newly made available under the New York State tax code, affecting how the Company’s state income tax liability is computed.  Under this adopted methodology, management determined in the first quarter of 2019, it was unlikely that the Company would pay income taxes to New York State in future periods and therefore in the quarter ended March 31, 2019, the Company established, through a charge to earnings, a valuation allowance in the amount of $136,000 in order to reserve against deferred tax assets related to New York State income taxes.  This valuation allowance against the value of those deferred tax assets was established to reduce the net deferred tax asset related to New York State income taxes to $-0-.  Management is continuously monitoring its future tax consequences to determine if the Company’s deferred taxes are properly stated.  In the first quarter of 2020, consistent with policy, management reviewed all facts and circumstances related to its deferred taxes and determined that based on the expected filings of future New York State tax returns, the valuation allowance created in 2019 was no longer needed.   Therefore management elected to eliminate its New York State net deferred tax asset valuation allowance during the quarter ended March 31, 2020.

In the first quarter of 2021, the Company filed amended New York State tax returns for 2015 through 2017 (the “carryback years”). The returns were amended from their original filings in order to file carryback claims utilizing New York State net operating losses generated under New York State tax law in 2018.  As a result, the Company expects to receive $316,000 in tax refunds from New York State for taxes previously paid in the carryback years.  This anticipated refund has been applied to the effective tax rate of the Company in 2020 in accordance with GAAP.

In 2020, the Company’s effective tax rate was 15.9%, as compared to 21.4% in 2019.  A reconciliation of the federal statutory income tax rate to the effective income tax rate for the years ended December 31, is as follows:

	2020	2019
Federal statutory income tax rate	21.0%	21.0%
State tax, net of federal benefit	2.0	(1.5)
Tax-exempt interest income	(0.9)	(0.9)
Increase in value of bank owned life insurance less premiums paid	(1.1)	(1.7)
Change in valuation allowance	(1.6)	2.5
NYS net operating loss carryback filing receivable, net of federal benefit	(3.8)	-
Other	(0.1)	1.9
Effective income tax rate - Pathfinder Bancorp, Inc.	15.5%	21.3%
Minority interest	0.4	0.1
Effective income tax rate	15.9%	21.4%

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

At December 31, 2020 and 2019, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
(In thousands)	2020	2019
Commitments to grant loans	$58,217	$47,606
Unfunded commitments under lines of credit	102,404	81,038
Unfunded commitments related to construction loans in progress	6,103	3,214
Standby letters of credit	2,450	2,082

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include residential real estate and income-producing commercial properties.  Loan commitments outstanding at December 31, 2020 with variable interest rates and fixed interest rates amounted to approximately $149.6 million and $19.6 million, respectively.  These outstanding loan commitments carry current market rates.

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

NOTE 19: Dividends and Restrictions

The Company's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Company.  In addition to state law requirements and the capital requirements discussed in Note 20, federal statutes, regulations and policies limit the circumstances under which the Bank may pay dividends.  The amount of retained earnings legally available under these regulations approximated $17.8 million as of December 31, 2020.  Dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.  The Bank made no dividend payments to the Company in the years ended December 31, 2020, December 31, 2019 or December 31, 2018.

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its banking operations.  This strong capital position serves to support growth and expansion activities while at the same time exceeding regulatory standards.  At December 31, 2020, the Bank met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 8%, Tier 1 common equity exceeding 6.5%, and a total risk-based capital ratio exceeding 10%.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The buffer is separate from the capital ratios required under the Prompt Corrective Action (“PCA”) standards. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum levels of the following capital to risk-

weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity.  The capital conservation buffer requirement is now fully implemented at 2.5% of risk-weighted assets.  At December 31, 2020, the Bank exceeded all regulatory required minimum capital ratios, including the capital buffer requirements.

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

As of December 31, 2020, the Bank’s most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well-capitalized”, under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized”, the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

As noted above, the regulations also impose a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The buffer is separate from the capital ratios required under the Prompt Corrective Action (“PCA”) standards and imposes restrictions on dividend distributions and discretionary bonuses. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum levels of the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity.  The capital conservation buffer requirement is now fully implemented at 2.5% of risk-weighted assets. At December 31, 2020, the Bank exceeded all regulatory required minimum capital ratios, including the capital buffer requirements.

The Bank’s actual capital amounts and ratios as of December 31, 2020 and 2019 are presented in the following table.

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be "Well-Capitalized" Under Prompt Corrective Provisions		Minimum for Capital Adequacy With Buffer
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020:
Total Core Capital (to Risk-Weighted Assets)	$115,289	13.13%	$70,270	8.00%	$87,838	10.00%	$92,230	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$104,287	11.87%	$52,703	6.00%	$70,270	8.00%	$74,662	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$104,287	11.87%	$39,527	4.50%	$57,095	6.50%	$61,487	7.00%
Tier 1 Capital (to Assets)	$104,287	8.63%	$48,314	4.00%	$60,392	5.00%	$60,392	5.00%
As of December 31, 2019:
Total Core Capital (to Risk-Weighted Assets)	$95,093	12.28%	$61,934	8.00%	$77,418	10.00%	$81,289	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$86,424	11.16%	$46,451	6.00%	$61,934	8.00%	$65,805	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$86,424	11.16%	$34,838	4.50%	$50,322	6.50%	$54,192	7.00%
Tier 1 Capital (to Assets)	$86,424	8.20%	$42,175	4.00%	$52,719	5.00%	$52,719	5.00%

The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards.  At December 31, 2020, the Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.

The Federal Reserve Board regulations require banks to maintain non-interest-earning reserves on deposit at the Federal Reserve Bank (“FRB”), against their transaction accounts (primarily negotiable order of withdrawal (“NOW”) and regular checking accounts).  In March 2020, due to a change in in its approach to monetary policy due to the COVID-19 pandemic, the Federal Reserve Board announced an interim rule to amend Regulation D requirements and reduce reserve requirement ratios to zero.  The Federal Reserve Board has indicated that it has no plans to re-impose reserve requirements, but may do so in the future.  At December 31, 2019, the Bank held sufficient cash on hand to fully offset its reserve requirement and was therefore not required to maintain any additional reserve balances at the FRB.

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

As of December 31, 2020 and 2019, the following amounts were recorded on the balance sheet related to the cumulative basis adjustments for fair value hedges:

(In thousands)	Carrying Amount of the Hedged Assets at December 31, 2020	Cumulative Amount of Fair Value Hedging Adjustment Included in The Carrying Amount of the Hedged Assets at December 31, 2020	Carrying Amount of the Hedged Assets at December 31, 2019	Cumulative Amount of Fair Value Hedging Adjustment Included in The Carrying Amount of the Hedged Assets at December 31, 2019

Line item on the balance sheet in which the hedged item is included:
Loans receivable (1)	$12,944	$53	$19,254	$75
(1)

These amounts include the amortized cost basis of the closed portfolio used to designate the hedging relationship in which the hedged item is the remaining amortized cost of the last layer expected to be remaining at the end of the hedging relationship. At December 31, 2020 and December 31, 2019, the amortized cost of the basis of the closed portfolio used in the hedging relationship was $12.9 million and $19.3 million, the cumulative basis adjustment associated with the hedging relationship was $53,000 and $75,000, and the amount of the designated hedged item was $9.2 million and $9.2 million, respectively.

At December 31, 2020 and December 31, 2019, the fair value of the derivative resulted in a net liability position of $55,000 and $92,000 under the agreement, recorded by the Company in other liabilities.   The Company’s participation in the swap contract reduced total loan interest income, recognized in consolidated earnings, by $305,000 and $10,000 for years ended December 31, 2020 and December 31, 2019, respectively.

In February 2020, the Company entered into an interest rate cap contract in the notional amount of $40.0 million, intended to reduce the Company’s exposure to potential rising interest rates. This contractual agreement has been designated as a cash flow hedge with changes in the fair value of the contract, net of changes in the fair value of the designated hedged liability (certain short-term certificates of deposit with rates of interest that are highly correlated to the 3-month LIBOR index) being accounted for through other comprehensive income.  The term of the cap contract will commence on May 1, 2020 and expire on May 1, 2023.  The Company paid $228,000 in a one-time premium for the cap contract and has no further contractual obligations to the counterparty over the three-year life of the contract.  The premium will be amortized ratably over the contractual term of the cap contract with an annual average cost to the Company of approximately 19 basis points relative to the notional amount. The Company will potentially benefit during the term of this cap contract, in the manner described above, for the period of time that the 3-month LIBOR index exceeds 1.85% (the strike price).  The cap contract had an immaterial affect on recorded interest expense in the year ended December 31, 2020.

In March 2020, the Company entered into an interest rate swap contract in the notional amount of $40.0 million, intended to reduce the Company’s exposure to potential rising interest rates. This contractual agreement has been designated as a cash flow hedge with changes in the fair value of the contract, net of changes in the fair value of the designated hedged liability (certain short-term certificates of deposit with rates of interest that are highly correlated to the 3-month LIBOR index) being accounted for through other comprehensive income. The term of the swap contract will commence on May 15, 2020 and expire on May 15, 2023.  Under the terms of the swap contract, the Company will be obligated to pay the contractual counterparty an annual rate of 1.39% (the strike price) times the notional amount of the contract.  Simultaneously, for the duration of the swap contract, the counterparty will be obligated to pay the Company the annual rate of the 3-month LIBOR index, as determined each calendar quarter, times the notional contractual amount. The swap contract had no effect on recorded interest expense in the year ended December 31, 2020.

(In thousands)	December 31, 2020	December 31, 2019
Cash flow hedges:
Total unamortized premium	$204	$-
Fair market value adjustment interest rate cap	(197)	-
Total unamortized cap	7	-
Fair market value adjustment interest rate swap	(1,111)	-
Total loss in comprehensive income	$(1,308)	$-

The amounts of hedge ineffectiveness, recognized during the year ended December 31 2020, for cash flow hedges were not material to the Company’s consolidated results of operations.   The Company had no cash flow hedges at December 31, 2019.  Some or the entire amount included in accumulated other comprehensive loss would be reclassified into current earnings should a portion of, or the entire hedge no longer be considered effective, but at this time, management expects the hedge to remain fully effective during the remaining term of the swap.  The changes in the fair values of the interest rate hedging agreements and the hedged items primarily result from the effects of changing interest rates and spreads.

	For the year ended,
(In thousands)	December 31, 2020	December 31, 2019
Balance as of December 31:	$-	$-
Amount of losses recognized in other comprehensive income	(1,308)	-
Losses in other comprehensive income:	$(1,308)	$-

From time to time, the Company purchases high credit-quality securities with long maturity dates.  In order to reduce the Company's exposure to potential declines in the fair value of such securities, particularly in a rising interest rate environment, the Company has elected to enter into fixed-pay, receive floating rate interest rate swap contracts, designated as fair value hedges.  At December 31, 2020, the maturity dates of these swaps are matched exactly to the first call date of seven hedged securities.  During 2020, the Company entered into five swap contracts of this type with a total notional amount of $16.3 million. The objective of the hedges is to protect the hedged securities of the Bank against changes in fair value due to changes in the benchmark interest rate.  Changes in the fair value of the interest rate swap are expected to be “perfectly effective” in offsetting changes in the fair value of the hedged item attributable to changes in the LIBOR swap rate, the designated benchmark interest rate.   The following table details the changes in the fair value of the hedged securities and the corresponding fair value hedges at December 31, 2020 and 2019:

(In thousands)	Carrying Amount of the Hedged Assets at December 31, 2020	Cumulative Amount of Fair Value Hedging Adjustment Included in The Carrying Amount of the Hedged Assets at December 31, 2020	Carrying Amount of the Hedged Assets at December 31, 2019	Cumulative Amount of Fair Value Hedging Adjustment Included in The Carrying Amount of the Hedged Assets at December 31, 2019

Line item on the balance sheet in which the hedged item is included:
Available-for-sale securities (1)	$17,055	$(191)	$-	$-

(1) These amounts include the amortized cost basis of the hedged securities used to designate the hedging relationship in which the hedged item is the remaining amortized cost of the last layer expected to be remaining at the end of the hedging relationship. At December 31, 2020, the amortized cost basis of the hedged securities used in the hedging relationship was $17.1 million, the cumulative basis adjustment associated with the hedging relationship reduced the basis of the hedged assets by $191,000, and the amount of the designated hedged item was $16.3 million.  The Company did not have this derivative agreement in place at December 31, 2019.

At December 31, 2020, the fair value of the derivative resulted in a net asset position of $191,000 under the agreement recorded by the Company in other assets.  The fair value hedge had an immaterial effect on recorded interest income for the year ended December 31, 2020.

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

The Company holds one corporate investment security with an aggregate amortized historical cost of $2.6 million and an aggregate fair market value of $2.7 million as of December 31, 2020. This security has a valuation that is determined using published net asset values (NAV) derived by an analysis of the security’s underlying assets. This security is comprised primarily of broadly-diversified real estate and adjustable-rate senior secured business loans and are traded in secondary markets on an infrequent basis. While these securities are redeemable at least annually through tender offers made by their respective issuers, the liquidation value of the securities may be below their stated NAVs and also subject to restrictions as to the amount of securities that can be redeemed at any single scheduled redemption. The Company anticipates that these securities will be redeemed by their respective issuers on indeterminate future dates as a consequence of the ultimate liquidation strategies employed by the management of these investments.

The Company holds two equity security investments, with an aggregate value of $1.9 million at December 31, 2020, valued utilizing readily available market pricing (Level 1) observed from active trading on major national stock exchanges.

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

The following tables summarize assets measured at fair value on a recurring basis as of December 31, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	December 31, 2020
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$6,416	$-	$6,416
State and political subdivisions	-	23,753	-	23,753
Corporate	-	9,943	-	9,943
Asset backed securities	-	8,607	-	8,607
Residential mortgage-backed - US agency	-	25,211	-	25,211
Collateralized mortgage obligations - US agency	-	26,464	-	26,464
Collateralized mortgage obligations - Private label	-	24,936	-	24,936
Total	-	125,330	-	125,330
Corporate measured at NAV	-	-	-	2,725
Total available-for-sale securities	$-	$125,330	$-	$128,055

Marketable equity securities	$1,850	$-	$-	$1,850

Interest rate swap derivative fair value hedge	$-	$(244)	$-	$(244)

Interest rate swap derivative cash flow hedge	$-	$(1,308)	$-	$(1,308)

	December 31, 2019
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$16,820	$-	$16,820
State and political subdivisions	-	1,736	-	1,736
Corporate	-	7,631	-	7,631
Asset backed securities	-	13,232	-	13,232
Residential mortgage-backed - US agency	-	18,980	-	18,980
Collateralized mortgage obligations - US agency	-	30,785	-	30,785
Collateralized mortgage obligations - Private label	-	16,821	-	16,821
Total	-	106,005	-	106,005
Corporate measured at NAV	-	-	-	4,923
Total available-for-sale securities	$-	$106,005	$-	$110,928

Marketable equity securities	$-	$534	$-	$534

The following tables summarize assets measured at fair value on a nonrecurring basis as of December 31, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	December 31, 2020
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$14,701	$14,701

	December 31, 2019
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$3,105	$3,105

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2020
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 25% (18%)
	(Sales Approach)	Costs to Sell	7% - 13% (12%)
Discounted Cash Flow

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2019
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 20% (9%)
	(Sales Approach)	Costs to Sell	7% - 13% (11%)
Discounted Cash Flow

The Company held two equity security investments, with fair values determined using Level 1 inputs at December 31, 2020.  During the second quarter of 2020, one of the two investments, previously structured as an investment in a loan pool aggregator and accounted for at its net asset value, was substantially restructured by the issuing business entity, converted to an equity security and listed on a major national stock exchange.  The fair value of that investment, previously accounted for at net asset value prior to the listing date, was $1.2 million at December 31, 2020.  The fair value of this investment, determined at its stated net asset value at December 31, 2019 was $2.1 million.  Also, during the second quarter of 2020, the entity issuing the Company’s other equity investment, whose fair value was previously determined using Level 2 inputs, was acquired by another financial institution that is actively listed on a public stock exchange.  Immediately subsequent to this acquisition transaction, the fair value of this security was able to be determined using Level 1 inputs.  The fair value of this investment was $682,000 and $534,000 at December 31, 2020 and December 31, 2019, respectively.   Net changes in the fair value of these equity securities, whose fair valuations at each measurement date are now determined using Level 1 inputs, are accounted for as additions or subtractions to income, net of tax effects, in the period incurred.

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

The carrying amounts and fair values of the Company’s financial instruments as of December 31 are presented in the following table:

		December 31, 2020		December 31, 2019
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$43,464	$43,464	$20,160	$20,160
Investment securities - available-for-sale	2	125,330	125,330	106,005	106,005
Investment securities - available-for-sale	NAV	2,725	2,725	4,923	4,923
Investment securities - marketable equity	1	1,850	1,850	-	-
Investment securities - marketable equity	2	-	-	534	534
Investment securities - held-to-maturity	2	171,224	174,935	122,988	124,148
Federal Home Loan Bank stock	2	4,390	4,390	4,834	4,834
Net loans	3	812,718	816,626	772,782	767,654
Accrued interest receivable	1	4,549	4,549	3,712	3,712

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$598,683	$598,683	$460,293	$460,293
Time Deposits	2	397,224	398,863	421,600	422,409
Borrowings	2	82,050	84,065	93,125	93,643
Subordinated loans	2	39,400	39,416	15,128	14,921
Accrued interest payable	2	193	193	396	396
Interest rate swap derivative fair value hedges	2	244	244	92	92
Interest rate swap derivative cash flow hedges	2	1,308	1,308	-	-

NOTE 23: Parent Company – Financial Information

The following represents the condensed financial information of Pathfinder Bancorp, Inc. as of and for the years ended December 31:

Statements of Condition	2020	2019
(In thousands)
Assets
Cash	$26,213	$14,514
Investments	682	534
Investment in bank subsidiary	106,986	88,372
Investment in non-bank subsidiary	155	155
Other assets	3,975	3,193
Total assets	$138,011	$106,768
Liabilities and Shareholders' Equity
Accrued liabilities	$889	$971
Subordinated loans	39,400	15,128
Shareholders' equity	97,722	90,669
Total liabilities and shareholders' equity	$138,011	$106,768

Statements of Income	2020	2019
(In thousands)
Income
Dividends from non-bank subsidiary	$3	$6
Dividends from marketable equity security	13	-
Gains on marketable equity securities	413	81
Operating, net	107	79
Total income	536	166
Expenses
Interest	1,100	863
Operating, net	629	337
Total expenses	1,729	1,200
Loss before taxes and equity in undistributed net income of subsidiaries	(1,193)	(1,034)
Tax benefit	261	235
Loss before equity in undistributed net income of subsidiaries	(932)	799
Equity in undistributed net income of subsidiaries	7,882	5,075
Net income	$6,950	$4,276

Statements of Cash Flows	2020	2019
(In thousands)
Operating Activities
Net Income	$6,950	$4,276
Equity in undistributed net income of subsidiaries	(7,882)	(5,075)
Stock based compensation and ESOP expense	570	630
Amortization of deferred financing from subordinated loan	55	34
Net change in other assets and liabilities	(166)	(1,256)
Net cash flows from operating activities	(473)	(1,391)
Investing Activities
Capital contributed to wholly-owned bank subsidiary	(10,000)	(5,700)
Purchase of premises and equipment	(824)	-
Net cash flows from investing activities	(10,824)	(5,700)
Financing activities
Proceeds from exercise of stock options	223	218
Proceeds from subordinated debt offering	25,000	-
Issuance costs of subordinated loan	(783)
Net proceeds from common stock private placement	-	4,199
Net proceeds from preferred stock private placement	-	15,370
Cash dividends paid to common shareholders	(1,137)	(1,091)
Cash dividends paid to preferred shareholders	(277)	(139)
Cash dividends paid on warrants	(30)	(15)
Net cash flows from financing activities	22,996	18,542
Change in cash and cash equivalents	11,699	11,451
Cash and cash equivalents at beginning of year	14,514	3,063
Cash and cash equivalents at end of year	$26,213	$14,514

NOTE 24:  RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”).  None of the related party loans were classified as nonaccrual, past due, restructured, or potential problem loans at December 31, 2020 or 2019.

The following represents the activity associated with loans to related parties during the year ended December 31, 2020:

(In thousands)	2020	2019
Balance at the beginning of the year	$19,301	$16,480
Originations and related party additions	4,899	6,910
Principal payments and related party removals	(1,990)	(4,089)
Balance at the end of the year	$22,210	$19,301

Deposit accounts of each related party at December 31, 2020 and December 31, 2019 were $12.5 million and $7.0 million, respectively.

In December 2020, the Bank sold a parcel of property and an existing dwelling, that was in the process of being developed into a new branch location, to a limited liability corporation (“LLC”) co-owned by a member of its board of directors. The purchase price of the property was $612,000. The property will continue to be developed by the LLC up to a total project cost of $2.8 million. All development costs over $2.8 million, which are expected to be partially offset by available tax credits, will be the responsibility of the Bank and treated in the future as leasehold improvements.  In January of 2021, the Bank entered into a lease agreement with the LLC to lease the entire building located at the site in Syracuse, New York and an adjacent property.  Once these sites are developed, the Bank intends to operate the building as a full-service branch banking facility.  The term of this lease shall be for a period of thirty-two years and sixty days commencing on February 1, 2021.  The Bank will pay the landlord, as total rent for the first twelve months of the lease, the annual sum of $201,000.  After the first anniversary of the lease, and for every 12 month period following until the end of the lease term, the Bank will pay the landlord, as total rent, the annual sum of $262,000.

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

Concurrent with the completion of the offering, shares of common stock of the Company owned by the public were exchanged for shares of the Company’s common stock so that the shareholders now own approximately the same percentage of the Company’s common stock as they owned of the former Pathfinder’s common stock immediately prior to the Conversion.  Shareholders of the former Pathfinder received 1.6472 shares of the Company’s common stock for each share of the former Pathfinder’s common stock that they owned immediately prior to completion of the transaction.    As a result of the offering and the exchange of shares, the Company had 4,353,850 shares outstanding at December 31, 2014.  The Company has 4,709,238 and 4,531,383 shares outstanding at December 31, 2019 and December 31, 2020, respectively.

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

	For the years ended December 31, 2020
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available-for- Sale Securities	Unrealized Losses on Derivatives and Hedging Activities	Unrealized Loss on Securities Transferred to Held-to- Maturity	Total
Beginning balance	$(2,717)	$(216)	$-	$(38)	$(2,971)
Other comprehensive income before reclassifications	451	1,737	(966)	24	1,246
Amounts reclassified from AOCI	173	(684)	-	-	(511)
Ending balance	$(2,093)	$837	$(966)	$(14)	$(2,236)

	For the years ended December 31, 2019
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available-for- Sale Securities	Unrealized Losses on Derivatives and Hedging Activities	Unrealized Loss on Securities Transferred to Held-to- Maturity	Total
Beginning balance	$(3,152)	$(2,832)	$-	$(58)	$(6,042)
Other comprehensive income before reclassifications	188	2,859	-	20	3,067
Amounts reclassified from AOCI	247	(243)	-	-	4
Ending balance	$(2,717)	$(216)	$-	$(38)	$(2,971)

The following table presents the amounts reclassified out of each component of AOCI for the indicated annual period:

(In thousands)	For the years ended
Details about AOCI[1] components	December 31, 2020	December 31, 2019	Affected Line Item in the Statement of Income
Retirement plan items
Retirement plan net losses recognized in plan expenses[2]	$(234)	$(335)	Salaries and employee benefits
	61	88	Provision for income taxes
	$(173)	$(247)	Net Income

Available-for-sale securities
Realized gain on sale of securities	$926	$329	Net gains on sales and redemptions of investment securities
	(242)	(86)	Provision for income taxes
	$684	$243	Net Income

(1)	Amounts in parentheses indicates debits in net income.
(2)	These items are included in net periodic pension cost.

See Note 14 for additional information.

NOTE 27: NONINTEREST INCOME

The Company has included the following table regarding the Company’s noninterest income for the periods presented.

	For the years ended
(In thousands)	December 31, 2020	December 31, 2019
Service fees
Insufficient funds fees	$871	$1,122
Deposit related fees	373	179
ATM fees	151	90
Total service fees	1,395	1,391
Fee Income
Insurance commissions	925	828
Investment services revenue	303	267
ATM fees surcharge	213	226
Banking house rents collected	235	195
Total fee income	1,676	1,516
Card income	-
Debit card interchange fees	771	657
Merchant card fees	70	80
Total card income	841	737
Mortgage fee income and realized gain on sale of loans and foreclosed real estate
Loan servicing fees	361	211
Net gains on sales of loans and foreclosed real estate	1,179	64
Total mortgage fee income and realized gain on sale of loans and foreclosed real estate	1,540	275
Total	5,452	3,919
Earnings and gain on bank owned life insurance	460	462
Net gains on sales and redemptions of investment securities	1,076	329
Losses (gains) on marketable equity securities	(629)	81
Other miscellaneous income	126	126
Total noninterest income	$6,485	$4,917

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

The components of lease expense are as follows:

	For the years ended
(In thousands)	December 31, 2020	December 31, 2019
Operating lease cost	$241	$240
Finance lease cost	80	51

Supplemental cash flow information related to leases was as follows:

	For the years ended
(In thousands)	December 31, 2020	December 31, 2019
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$221	$215
Operating cash flows from finance leases	80	51
Financing cash flows from finance leases	71	46

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rate)	December 31, 2020	December 31, 2019
Operating Leases:
Operating lease right-of-use assets	$2,240	$2,386
Operating lease liabilities	$2,525	$2,650

Finance Leases:
Financial Liability	$587	$578

Weighted Average Remaining Lease Term:
Operating Leases	19.08 years	19.58 years
Finance Leases	28.42 years	29.42 years

Weighted Average Discount Rate:
Operating Leases	3.73%	3.71%
Finance Leases	13.75%	13.75%

Maturities of lease liabilities were as follows:

Years Ending December 31,
(In thousands)
2021	$99
2022	99
2023	110
2024	118
2025	126
Thereafter	2,560
Total minimum lease payments	$3,112

The Company owns certain properties that it leases to unaffiliated third parties at market rates. Lease rental income was $235,000 and $195,000 for the years ended December 31, 2020 and 2019, respectively.   All lease agreements are accounted for as operating leases.

NOTE 29: COVID-19

In early January 2020, the World Health Organization issued an alert that a novel coronavirus outbreak was emanating from Wuhan, Hubei Province in China. Over the course of the next several weeks, the outbreak continued to spread to various regions of the world, prompting the World Health Organization to declare COVID-19 a global pandemic on March 11, 2020.   In the United States, by the end of March 2020, the rapid spread of the COVID-19 virus invoked various Federal and New York State authorities to make emergency declarations and issue executive orders to limit the spread of the disease.  Measures included restrictions on international and domestic travel, limitations on public gatherings, implementation of social distancing and sanitization protocols, school closings, orders to shelter in place and mandates to close all non-essential businesses to the public.  To widely varying degrees, largely dependent upon the level of regional and national outbreaks and the resultant levels of strain on available medical resources, these very substantial mandated curtailments of social and economic activity had been relaxed globally in the third and fourth quarters of 2020.  However, the number of reported positive cases (partly due to increased testing) in the United States have continued to be at high levels as of the date of this filing and new strains of the virus, potentially more contagious and more virulent have been reported in many parts of the world, including in the United States.  Further, there still are virtually no localities within the United States that have completely returned to substantively normal business and social activities at the time of this filing.

As a result of the initial and continuing outbreak, and governmental responses thereto, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.  The Company has many employees working remotely and has significantly reduced physical customer contact with employees and other customers.  Initially, branch activities were limited to drive-thru transactions whenever possible, teleconferencing and in-branch “appointments only” services.  The Bank’s branches are now fully accessible to the public but remain in strict compliance with all applicable social distancing and sanitization guidelines.  Since the start of the pandemic, transactional volume has also increased through the Bank’s telephone, mobile and internet banking channels.  We will take further actions, focused on safety, as may be required by government authorities or that we determine to be in the best interests of our employees, customers and business partners.

Concerns about the spread of the disease and its anticipated negative impact on economic activity, severely disrupted both domestic and international financial markets prompting the world’s central banks to inject significant amounts of monetary stimulus into their respective economies. In the United States, the Federal Reserve System’s Federal Open Market Committee, swiftly cut the target Federal Funds rate to a range of 0% to 0.25%, where it remains as of the date of this filing.  The reductions in the Fed funds target rate included a 50 basis point reduction in the target federal funds rate on March 3, 2020 and an additional 100 basis point reduction on March 15, 2020. In addition, the Federal Reserve initiated various market support programs to ease the stress on financial markets.  This significant reduction in short-term interest rates has reduced, and will continue to reduce, the Bank’s cost of funds and interest earning-asset yields.  The long-term effects of the current interest rate environment, resulting from government and central bank responses to the pandemic, on the Bank’s net interest margin cannot be predicted with certainty at this time.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed into law on March 27, 2020, provided financial assistance in various forms to both businesses and consumers, including the establishment and funding of the Paycheck Protection Program (“PPP”).  In addition, the CARES Act also created many directives affecting the operations of financial services providers, such as the Company, including a forbearance program for federally-backed mortgage loans and protections for borrowers from negative credit reporting due to loan accommodations related to the national emergency. The banking regulatory agencies have likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. The Company has worked to assist its business and consumer customers affected by COVID-19.

On December 27, 2020, following passage by the United States Congress, President Donald J. Trump signed into law the Consolidated Appropriations Act, 2021 which included the Coronavirus Response and Relief Supplemental Appropriations Act (“CRRSAA”).  The intent of this legislation was to provide another round of Economic Impact Payments to eligible individuals and families, renew the PPP to support small businesses and their employees, ensure needed access to unemployment benefits for Americans who have lost their jobs due to COVID-19, and provide additional funding for schools, vaccine distribution, and other important sectors of the economy.  While CRRSSA is expected to benefit the economic recovery and be supportive of the Company’s business activities, the effect of this legislation on the operations of the Company cannot be determined with certainty at this time.

The Bank participated in the PPP funded by the U.S. Treasury Department and administered by the U.S. SBA pursuant to the CARES Act and subsequent legislation.  PPP loans have an interest rate of 1.0% and a two-year or five-year loan term to maturity. The SBA guarantees 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and the loan proceeds are used for qualifying expenses. Through December 31, 2020, the Bank has received approval from the SBA for 699 loans totaling approximately $75.3 million through this program. The program was extended at least through the first quarter of 2021. The Bank is participating in the second round of PPP.   The Bank is now also assisting

borrowers with the loan forgiveness phase of the process. As of this filing, the Company has submitted 312 loans totaling approximately $33.7 million to the SBA for forgiveness. The Bank collected $2.3 million in fees associated with PPP lending activities during 2020 and recognized $1.1 million of those fees as interest income during the year. Accordingly, $1.2 million in deferred fee income was subtracted from the carrying value of the PPP loans held in portfolio at December 31, 2020 and will be recognized in future periods.

Borrowers that were delinquent in their payments to the Bank, prior to requesting a COVID-19 related financial hardship payment deferral were reviewed on a case by case basis for troubled debt restructure classification and non-performing loan status.  In the instances where the Company granted a payment deferral to a delinquent borrower because of COVID-19, the borrower’s delinquency status was frozen as of February 29, 2020, and their loans will continue to be reported as delinquent during the deferment period based on their delinquency status as of that date.  The long-term collectability of deferred loan payments will depend on many factors, including the future progression of the pandemic, potential medical breakthroughs in therapeutic treatments and/or vaccines, the pace of vaccine distributions, further economic stimulus from government authorities, the rate at which governmental restrictions on business activities are relaxed and the adequacy and sustainability of other sources of repayment such as loan collateral.  Consistent with industry regulatory guidance, borrowers that were granted COVID-19 related deferrals but were otherwise current on loan payments will continue to have their loans reported as current loans during the agreed upon deferral period(s), accrue interest and not be accounted for as troubled debt restructurings.

Through December 31, 2020, the Bank granted payment deferral requests for an initial period of 90 days on 618 loans representing approximately $137.4 million of existing loan balances.  Upon the receipt of borrower requests, additional 90 day deferral periods were generally granted.  Of these granted deferrals, 303 loans, totaling $24.0 million, were residential mortgage or consumer loans.  At December 31, 2020, 265 residential and consumer loans, totaling $21.3 million, have been returned to non-deferral status.  Of these granted deferrals, 315 loans, totaling $113.3 million, were commercial real estate or other commercial and industrial loans. At December 31, 2020, 291 commercial real estate or other commercial and industrial loans, totaling $98.9 million, have been returned to non-deferral status. Therefore, at December 31, 2020, 38 residential mortgage and consumer loans, totaling $2.7 million and 24 commercial real estate and other commercial and industrial loans, totaling $14.4 million remained in deferral status.  These loans still in deferral status therefore totaled $17.1 million and represented 2.1% of all loans outstanding at December 31, 2020. After consultations with certain of these commercial loan borrowers, 11 loans, representing $8.3 million, have been granted an additional 90 day deferral period beyond 180 days as of December 31, 2020.  These loans are included in the $17.1 million in loans still in deferred status at December 31, 2020.   On an extremely limited basis, additional deferral periods will potentially be granted subject to further analysis and discussion with specific borrowers.  To the extent that such modifications meet the criteria previously described they have not been classified as troubled debt restructurings nor classified as nonperforming at December 31, 2020.  Loans not granted additional deferral periods have been, and will continue to be, categorized as nonaccrual loans if the borrowers fail to make the first scheduled payment following the end of the deferral period.

The future performance of the Company’s loan portfolios with respect to credit losses will be highly dependent upon the course and duration, both nationally and within the Company’s market area, of the public health and economic factors related to the pandemic, as well as the concentrations in the Company’s loan portfolio.  Concentrations of loans within a portfolio that are made to a singular borrower, to a related group of borrowers, or to a limited number of industries, are generally considered to be additional risk factors in estimating future credit losses.  Therefore, the Company monitors all of its credit relationships to ensure that the total loan amounts extended to one borrower, or to a related group of borrowers, does not exceed the maximum permissible levels defined by applicable regulation or the Company’s generally more restrictive internal policy limits.

Loans to a single borrower, or to a related group of borrowers, are referred to as related credits.  Total related credits encompass all related or affiliated borrower loan balances, including available unused lines of credit, for both personal and business loans.  At December 31, 2020, the Company had 28 total related credit relationships, comprised of 265 individual loans, with outstanding balances in excess of $5.0 million.  These total related credits ranged from $5.0 million to $14.5 million at December 31, 2020 with aggregate balances of $234.5 million.  Of the $234.5 million in total related credits, $216.1 million was secured by various collateral assets, primarily commercial real estate, $9.2 million was unsecured, and $9.1 million were PPP loans.

In addition, the future credit-related performance of a loan portfolio generally depends upon the types of loans within the portfolio, concentrations by type of loan and the quality of the collateral securing the loans.  The following table details the Company's loan portfolio by collateral type within major categories as of December 31, 2020:

(Dollars in thousands)	Balance	Number of Loans	Average Loan Balance	Minimum/ Maximum Loan Balance			Allowance for Loan Losses	Percent of Total Loans
Residential Mortgage Loans	$235,392	2,154	$109	$0	-	$1,546	$931	29%

Commercial Real Estate:
Mixed Use	$48,828	53	$921	$49	-	$7,433	$815	6%
Multi-Family Residential	46,394	59	786	26	-	6,275	774	6%
Hotels and Motels	35,434	10	3,543	340	-	11,500	591	4%
Office	31,467	61	516	9	-	4,851	525	3%
Retail	21,692	44	493	34	-	5,155	362	3%
1-4 Family Residential	18,518	151	123	-	-	1,236	309	2%
Automobile Dealership	16,430	10	1,643	169	-	6,792	274	2%
Warehouse	11,706	15	780	0	-	2,728	195	1%
Recreation/ Golf Course/ Marina	11,624	15	775	26	-	3,150	194	1%
Skilled Nursing Facility	10,661	2	5,331	3,800	-	6,861	178	1%
Manufacturing/Industrial	7,511	15	501	93	-	1,418	125	1%
Restaurant	6,321	23	275	46	-	1,271	105	1%
Automobile Repair	4,762	10	476	60	-	2,332	80	1%
Not-For-Profit & Community Service Real Estate	3,323	3	1,108	107	-	1,638	56	1%
Hospitals	3,182	2	1,591	77	-	3,105	53	1%
Land	2,412	4	603	72	-	2,000	40	0%
All Other	6,006	31	194	16	-	745	100	1%
Total Commercial Real Estate Loans	$286,271	508	564				4,776	35%

Commercial and Industrial:
Secured Term Loans	$60,934	368	$166	$-	-	$4,735	$1,294	7%
Unsecured Term Loans	17,695	122	145	1	-	2,244	376	2%
Secured Lines of Credit	38,938	266	146	-	-	5,000	2,373	5%
Unsecured Lines of Credit	10,165	134	76	-	-	2,783	619	1%
Total Commercial and Industrial Loans	$127,732	890	144				4,662	15%

Tax Exempt Loans	$7,166	24	$299	$6	-	$2,251	$1	1%

Paycheck Protection Loans	$60,643	599	$101	$0	-	$3,001	$-	7%

Consumer:
Home Equity Lines of Credit	$38,624	1,022	$38	0	-	$336	$739	5%
Vehicle	26,265	1,750	15	0	-	357	416	3%
Consumer Secured	18,131	694	26	21	-	131	287	2%
Consumer Unsecured	24,074	5,608	4	0	-	109	381	3%
All Others	2,435	961	3	0	-	498	39	0%
Total Consumer Loans	109,529	10,035	11				1,862	13%

Net deferred loan fees	(1,238)	-	-				-	-
Unallocated allowance for loan losses	-	-	-				545	-
Total Loans	$825,495	14,210	$58				$12,777	100%

NOTE 30: SUBSEQUENT EVENTS

On March 29, 2021, the Company announced that its Board of Directors had declared a cash dividend of $0.07 per common and preferred share, and a cash dividend of $0.07 per notional share for the issued Warrant.  The dividend will be payable on May 7, 2021 to shareholders of record on April 15, 2021.

In first quarter of 2021, the Company exercised its existing contractual option and issued a Notice of Redemption (“NOR”) to the holders of the 2015 Subordinated Loan, which was scheduled to mature on October 1, 2025. With the issuance of this NOR, the Company is now obligated to redeem the $10.0 million 2015 Subordinated Loan, plus accrued interest, on April 1, 2021.  The Company plans to use components of its existing liquidity position to redeem this borrowing.  The redemption of this borrowing will prospectively reduce the Company’s interest expense by $625,000 per year.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer), management conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020.  The term “disclosure controls and procedures,” under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the filing of the Annual Report on Form 10-K as of December 31, 2020, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were not effective at December 31, 2020, at the reasonable assurance level, due to the material weakness described in “Item 8 – Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The material weakness in internal control creates a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than the changes described under “Management’s Report on Internal Control over Financial Reporting,” there were no changes made in our internal controls during the year ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(e)	Set forth below is information concerning the Executive Officers of the Company at December 31, 2020.

Name	Age	Positions Held With the Company
Thomas W. Schneider	59	President and Chief Executive Officer
James A. Dowd, CPA	53	Executive Vice President, Chief Operating Officer
Ronald Tascarella	62	Executive Vice President, Chief Banking Officer
Walter F. Rusnak, CPA	67	Senior Vice President, Chief Financial Officer
Daniel R. Phillips	56	Senior Vice President, Chief Information Officer
William O’Brien	55	Senior Vice President, Chief Risk Officer and Corporate Secretary
Calvin L. Corriders	58	Regional President, Syracuse Market

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements - The Company’s consolidated financial statements, for the years ended December 31, 2020 and 2019, together with the Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K report.  See “Item 8: Financial Statements and Supplementary Data.”

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

3.3

Articles Supplementary to the Articles of Incorporation of Pathfinder Bancorp, Inc. designating the Company’s Series B Convertible Perpetual Preferred Stock, par value $0.01 per share (Incorporated herein by reference to Exhibit 3.1 to Pathfinder Bancorp, Inc.’s Current Report on Form 8-K, file no. 001-36695, filed on May 9, 2019)

3.4

Amendment to the Articles Supplementary to the Articles of Incorporation of Pathfinder Bancorp, Inc. designating the Series B Convertible Perpetual Preferred Stock, $0.01 par value per share (Incorporated by reference to Exhibit 3.1 to Pathfinder Bancorp, Inc.’s Current Report on Form 8-K, file no. 001-36695, filed on November 17, 2020)

4.1

Form of Stock Certificate of Pathfinder Bancorp, Inc. (Incorporated herein by reference to Exhibit 4 to Pathfinder Bancorp, Inc.’s  Registration Statement on Form S-1, file no. 333-196676, filed on June 11, 2014)

4.2

Indenture between Pathfinder Bancorp, Inc., a federal corporation, and Wilmington Trust Company, as trustee, dated March 22, 2007 (Incorporated herein by reference to Exhibit 4.1 to Pathfinder Bancorp, Inc.’s Current Report on Form 8-K, file no. 001-36695, filed on October 22, 2014)

4.3

Supplemental Indenture between Pathfinder Bancorp, Inc. and Wilmington Trust Company, as trustee, dated October 16, 2014 (Incorporated herein by reference to Exhibit 4.2 to Pathfinder Bancorp, Inc.’s Current Report on Form 8-K, file no. 001-36695, filed on October 22, 2014)

4.4

Warrant Agreement, by and between Pathfinder Bancorp, Inc. and Castle Creek Capital Partners VII, L.P., dated May 8, 2019 (Incorporated herein by reference to Exhibit 4.1 to Pathfinder Bancorp, Inc.’s Current Report on Form 8-K, file no. 001-36695, filed on May 9, 2019)

4.5

Description of Common Stock (Incorporated herein by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 file no 000-36695, filed on March 23, 2020)

4.6

Indenture, dated as of October 14, 2020, by and between Pathfinder Bancorp, Inc. and UMB Bank, National Association, as trustee (Incorporated herein by reference to Exhibit 4.1 to Pathfinder Bancorp, Inc.’s Current Report on Form 8-K, file no. 001-36695, filed on October 15, 2020)

4.7	Form of 5.50% Fixed-to-Floating Rate Subordinated Note due 2030 of Pathfinder Bancorp, Inc. (included in Exhibit 4.6)

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

10.16

Securities Purchase Agreement, by and between Pathfinder Bancorp, Inc. and the Purchasers Identified on the Signature Pages Thereto, dated May 8, 2019 (Incorporated herein by reference to Exhibit 10.1 to Pathfinder Bancorp, Inc.’s Current Report on Form 8-K, file no. 001-36695, filed on May 9, 2019)

10.17

Registration Rights Agreement, by and between Pathfinder Bancorp, Inc. and Castle Creek Capital Partners VII, L.P., dated May 8, 2019 (Incorporated herein by reference to Exhibit 10.2 to Pathfinder Bancorp, Inc.’s Current Report on Form 8-K, file no. 001-36695, filed on May 9, 2019)

10.18

Form of Subordinated Note Purchase Agreement, dated as of October 14, 2020, by and between Pathfinder Bancorp, Inc. and the Several Purchasers (Incorporated by reference to Exhibit 10.1 to Pathfinder Bancorp, Inc.’s Current Report on Form 8-K, file no. 001-36695, filed on October 15, 2020)

10.19

Form of Registration Rights Agreement, dated as of October 14, 2020, by and between Pathfinder Bancorp, Inc. and the Several Purchasers (Incorporated by reference to Exhibit 10.2 to Pathfinder Bancorp, Inc.’s Current Report on Form 8-K, file no. 001-36695, filed on October 15, 2020)

10.20

Exchange Agreement, dated as of November 13, 2020, by and between Pathfinder Bancorp, Inc. and Castle Creek Capital Partners VII, LP. (Incorporated by reference to Exhibit 10.1 to Pathfinder Bancorp, Inc.’s Current Report on Form 8-K, file no. 001-36695, filed on November 17, 2020)

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition as of December 31, 2020 and 2019, (ii) the Consolidated Statements of Income for the years ended December 31, 2020 and 2019, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2020 and 2019, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2020 and 2019, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019, and (vi) the Notes to the Consolidated Financial Statements

ITEM 16: FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pathfinder Bancorp, Inc.
Date:	March 30, 2021	By:	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas W. Schneider	By:	/s/ Walter F. Rusnak
	Thomas W. Schneider, President and Chief Executive Officer		Walter F. Rusnak, Senior Vice President and Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)
Date:	March 30, 2021	Date:	March 30, 2021

By:	/s/ Lloyd Stemple	By:	/s/ Lisa A. Kimball
	Lloyd Stemple, Director		Lisa A. Kimball, First Vice President and
Date:	March 30, 2021		Controller (Principal Accounting Officer)
		Date:	March 30, 2021

By:	/s/ John P. Funiciello	By:	/s/ William A. Barclay
	John Funiciello, Director		William A. Barclay, Director
Date:	March 30, 2021	Date:	March 30, 2021

By:	/s/ David A. Ayoub	By:	/s/ Chris R. Burritt
	David A. Ayoub, Director		Chris R. Burritt, Director
Date:	March 30, 2021	Date:	March 30, 2021

By:	/s/ George P. Joyce	By:	/s/ John F. Sharkey
	George P. Joyce, Director		John F. Sharkey, Director
Date:	March 30, 2021	Date:	March 30, 2021

By:	/s/ Adam C. Gagas	By:	/s/ Melanie Littlejohn
	Adam C. Gagas, Director		Melanie Littlejohn, Director
Date:	March 30, 2021	Date:	March 30, 2021