Form 10-Q
period 2021-03-31
Pathfinder Bancorp, Inc.
filed 2021-05-17
CIK 1609065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 17, 2021, there were 4,553,886 shares outstanding of the registrant’s common stock.

PATHFINDER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.

Consolidated Statements of Condition

(Unaudited)

	March 31,	December 31,
(In thousands, except share and per share data)	2021	2020
ASSETS:
Cash and due from banks (including restricted balances of $1,600 and $1,600, respectively)	$10,940	$14,906
Interest-earning deposits (including restricted balances of $0 and $0, respectively)	41,028	28,558
Total cash and cash equivalents	51,968	43,464
Available-for-sale securities, at fair value	159,080	128,261
Held-to-maturity securities, at amortized cost (fair value of $168,666 and $174,935, respectively)	165,613	171,224
Marketable equity securities, at fair value	2,084	1,850
Federal Home Loan Bank stock, at cost	4,591	4,390
Loans	864,870	823,969
Loans held-for-sale	437	1,526
Less: Allowance for loan losses	13,693	12,777
Loans receivable, net	851,614	812,718
Premises and equipment, net	22,192	22,264
Operating lease right-of-use assets	2,206	2,240
Accrued interest receivable	4,718	4,549
Intangible assets, net	129	133
Goodwill	4,536	4,536
Bank owned life insurance	22,989	17,864
Other assets	15,436	13,950
Total assets	$1,307,156	$1,227,443

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$871,405	$833,850
Noninterest-bearing	197,503	162,057
Total deposits	1,068,908	995,907
Short-term borrowings	4,020	4,020
Long-term borrowings	82,480	78,030
Subordinated loans	39,443	39,400
Accrued interest payable	192	193
Operating lease liabilities	2,495	2,525
Other liabilities	9,375	9,646
Total liabilities	1,206,913	1,129,721
Shareholders' equity:
Preferred stock, par value $0.01 per share; no liquidation preference; 10,000,000 shares authorized; 1,380,283 shares issued and outstanding	14	14
Common stock, par value $0.01; 25,000,000 authorized shares; 4,540,520 and 4,531,383 shares issued and outstanding, respectively	45	45
Additional paid in capital	50,258	50,024
Retained earnings	52,020	50,284
Accumulated other comprehensive loss	(1,768)	(2,236)
Unearned ESOP	(630)	(675)
Total Pathfinder Bancorp, Inc. shareholders' equity	99,939	97,456
Noncontrolling interest	304	266
Total equity	100,243	97,722
Total liabilities and shareholders' equity	$1,307,156	$1,227,443

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended
(In thousands, except per share data)	March 31, 2021	March 31, 2020
Interest and dividend income:
Loans, including fees	$8,847	$9,242
Debt securities:
Taxable	1,976	1,692
Tax-exempt	29	7
Dividends	87	70
Federal funds sold and interest earning deposits	3	32
Total interest and dividend income	10,942	11,043
Interest expense:
Interest on deposits	1,527	2,556
Interest on short-term borrowings	3	57
Interest on long-term borrowings	295	445
Interest on subordinated loans	557	206
Total interest expense	2,382	3,264
Net interest income	8,560	7,779
Provision for loan losses	1,028	1,067
Net interest income after provision for loan losses	7,532	6,712
Noninterest income:
Service charges on deposit accounts	331	356
Earnings and gain on bank owned life insurance	125	116
Loan servicing fees	90	49
Net gains on sales and redemptions of investment securities	-	26
Gains (losses) on marketable equity securities	234	(194)
Net gains on sales of loans and foreclosed real estate	120	672
Gains on sale of premises and equipment	201	-
Debit card interchange fees	221	163
Insurance agency revenue	280	337
Other charges, commissions & fees	243	223
Total noninterest income	1,845	1,748
Noninterest expense:
Salaries and employee benefits	3,341	3,247
Building and occupancy	793	754
Data processing	676	600
Professional and other services	417	316
Advertising	246	176
FDIC assessments	198	189
Audits and exams	202	125
Insurance agency expense	206	192
Community service activities	88	107
Foreclosed real estate expenses	6	30
Other expenses	463	509
Total noninterest expense	6,636	6,245
Income before income taxes	2,741	2,215
Provision for income taxes	549	455
Net income attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	2,192	1,760
Net income attributable to noncontrolling interest	38	70
Net income attributable to Pathfinder Bancorp Inc.	$2,154	$1,690
Convertible preferred stock dividends	97	69
Warrant dividends	9	8
Undistributed earnings allocated to participating securities	439	290
Net income available to common shareholders	$1,609	$1,323

Earnings per common share - basic	$0.36	$0.29
Earnings per common share - diluted	$0.36	$0.29
Dividends per common share	$0.07	$0.06

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
(In thousands)	March 31, 2021	March 31, 2020
Net Income	$2,192	$1,760

Other Comprehensive Income (Loss)

Retirement Plans:
Retirement plan net losses recognized in plan expenses	26	58

Unrealized holding gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	366	(3,633)
Reclassification adjustment for net gains included in net income	-	(26)
Net unrealized gains (losses) on available-for-sale securities	366	(3,659)

Derivatives and hedging activities:
Unrealized holding gains (losses) arising during the period	234	(1,344)
Net unrealized gains (losses) on derivatives and hedging activities	234	(1,344)

Accretion of net unrealized loss on securities transferred to held-to- maturity(1)	7	8

Other comprehensive income (loss), before tax	633	(4,937)
Tax effect	(165)	1,037
Other comprehensive income (loss) , net of tax	468	(3,900)
Comprehensive income (loss)	$2,660	$(2,140)
Comprehensive income, attributable to noncontrolling interest	$38	$70
Comprehensive income (loss) attributable to Pathfinder Bancorp, Inc.	$2,622	$(2,210)

Tax Effect Allocated to Each Component of Other Comprehensive Income (Loss)
Retirement plan net losses recognized in plan expenses	$(7)	$(12)
Unrealized holding (losses) gains on available-for-sale securities arising during the period	(95)	764
Reclassification adjustment for net gains included in net income	-	5
Unrealized gains (losses) on derivatives and hedging arising during the period	(61)	282
Accretion of net unrealized loss on securities transferred to held-to- maturity(1)	(2)	(2)
Income tax effect related to other comprehensive income (loss)	$(165)	$1,037

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

Pathfinder Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended March 31, 2021 and March 31, 2020

(Unaudited)

					Accumulated
			Additional		Other Com-		Non-
	Preferred	Common	Paid in	Retained	prehensive	Unearned	controlling
(In thousands, except share and per share data)	Stock	Stock	Capital	Earnings	Loss	ESOP	Interest	Total
Balance, January 1, 2021	$14	$45	$50,024	$50,284	$(2,236)	$(675)	$266	$97,722
Net income	-	-	-	2,154	-	-	38	2,192
Other comprehensive income, net of tax	-	-	-	-	468	-	-	468
ESOP shares earned (6,111 shares)	-	-	37	-	-	45	-	82
Stock based compensation	-	-	93	-	-	-	-	93
Stock options exercised	-	-	104	-	-	-	-	104
Common stock dividends declared ($0.07 per share)	-	-	-	(312)	-	-	-	(312)
Preferred stock dividends declared ($0.07 per share)	-	-	-	(97)	-	-	-	(97)
Warrant dividends declared ($0.07 per share)	-	-	-	(9)	-	-	-	(9)
Balance, March 31, 2021	$14	$45	$50,258	$52,020	$(1,768)	$(630)	$304	$100,243

Balance, January 1, 2020	$12	$47	$49,362	$44,839	$(2,971)	$(855)	$235	$90,669
Net income	-	-	-	1,690	-	-	70	1,760
Reevaluation of deferred tax asset valuation allowance (1)	-	-	-	-	(206)	-	-	(206)
Other comprehensive loss, net of tax	-	-	-	-	(3,900)	-	-	(3,900)
ESOP shares earned (6,111 shares)	-	-	37	-	-	46	-	83
Stock based compensation	-	-	66	-	-	-	-	66
Stock options exercised	-	-	194	-	-	-	-	194
Common stock dividends declared ($0.06 per share)	-	-	-	(278)	-	-	-	(278)
Preferred stock dividends declared ($0.06 per share)		-	-	(69)	-	-	-	(69)
Warrant dividends declared ($0.06 per share)	-	-	-	(8)	-	-	-	(8)
Balance, March 31, 2020	$12	$47	$49,659	$46,174	$(7,077)	$(809)	$305	$88,311

(1)

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

Pathfinder Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
(In thousands)	2021	2020
OPERATING ACTIVITIES
Net income attributable to Pathfinder Bancorp, Inc.	$2,154	$1,690
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	1,028	1,067
Amortization of operating leases	4	5
Proceeds from sales of loans	2,840	36,614
Originations of loans held-for-sale	(1,631)	(150)
Realized losses (gains) on sales, redemptions and calls of:
Real estate acquired through foreclosure	-	7
Loans	(120)	(679)
Held-to-maturity investment securities	-	(26)
Premises and equipment	(201)	-
Marketable equity securities	(234)	194
Depreciation	453	414
Amortization of mortgage servicing rights	(7)	(279)
Amortization of deferred loan costs	328	75
Amortization of deferred financing from subordinated debt	43	8
Earnings on bank owned life insurance	(125)	(116)
Net amortization of premiums and discounts on investment securities	430	268
Amortization of intangible assets	4	4
Stock based compensation and ESOP expense	175	149
Net change in accrued interest receivable	(169)	12
Net change in other assets and liabilities	(1,699)	(1,262)
Net cash flows from operating activities	3,273	37,995
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(52,064)	(38,422)
Purchase of investment securities held-to-maturity	(9,131)	(7,492)
Purchase of Federal Home Loan Bank stock	(903)	(1,121)
Proceeds from redemption of Federal Home Loan Bank stock	702	1,197
Proceeds from maturities and principal reductions of investment securities available-for-sale	19,671	24,244
Proceeds from maturities and principal reductions of investment securities held-to-maturity	13,605	8,824
Proceeds from sales, redemptions and calls of:
Available-for-sale investment securities	500	-
Held-to-maturity investment securities	1,051	1,068
Real estate acquired through foreclosure	-	81
Purchase of bank owned life insurance	(5,000)	-
Net change in loans	(40,252)	(5,119)
Purchase of premises and equipment	(411)	(19)
Proceeds from sale of premises and equipment	231	-
Net cash flows from investing activities	(72,001)	(16,759)

FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts, money management deposit accounts, MMDA accounts and escrow deposits	73,422	35,546
Net change in time deposits	5,414	2,137
Net change in brokered deposits	(5,835)	(19,716)
Net change in short-term borrowings	-	(17,000)
Proceeds from long-term borrowings	4,450	15,312
Proceeds from exercise of stock options	104	194
Cash dividends paid to common shareholders	(271)	(283)
Cash dividends paid to preferred shareholders	(83)	(69)
Cash dividends paid on warrants	(8)	(8)
Change in noncontrolling interest, net	38	70
Net cash flows from financing activities	77,232	16,183
Change in cash and cash equivalents	8,504	37,419
Cash and cash equivalents at beginning of period	43,464	20,160
Cash and cash equivalents at end of period	$51,968	$57,579
CASH PAID DURING THE PERIOD FOR:
Interest	$2,383	$3,253
Income taxes	5	200
NON-CASH INVESTING ACTIVITY
Real estate acquired in exchange for loans	-	58
RESTRICTED CASH
Collateral deposits for hedge position included in cash and due from banks	1,600	1,300

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1:   Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc., (the “Company”), Pathfinder Bank (the “Bank”) and its other wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Certain amounts in the 2020 consolidated financial statements may have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income or comprehensive income as previously reported.  Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021 or any other interim period.

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow practices within the banking industry.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions, and judgments.  Certain accounting policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.  Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value or when an asset or liability needs to be recorded contingent upon a future event.  Carrying assets and liabilities at fair value inherently results in more financial statement volatility.  The fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices or are provided by unaffiliated third-party sources, when available.  When third party information is not available, valuation adjustments are estimated in good faith by management.

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

Note 2:   New Accounting Pronouncements

The Financial Accounting Standards FASB (“FASB”) and, to a lesser extent, other authoritative rulemaking bodies, promulgate generally accepted accounting principles (“GAAP”) to regulate the standards of accounting in the United States.  From time to time, the FASB issues new GAAP standards, known as Accounting Standards Updates (“ASUs”) some of which, upon adoption, may have the potential to change the way in which the Company recognizes or reports within its consolidated financial statements.  The following presentation provides a description of standards adopted in the first quarter of 2021 as well as standards that are not currently effective, but could have an impact on the Company's consolidated financial statements upon adoption.

Standards Adopted as of March 31, 2021
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

Standards Not Yet Adopted as of March 31, 2021
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

3. Disclosures Related to Accrued Interest Receivables: The amendments extend the disclosure relief for accrued interest receivable balances to additional relevant disclosures involving amortized cost basis. 4. Financial Assets Secured by Collateral Maintenance Provisions: The amendments clarify that an entity should assess whether it reasonably expects the borrower will be able to continually replenish collateral securing the financial asset to apply the practical expedient.  The amendments clarify that an entity applying the practical expedient should estimate expected credit losses for any difference between the amount of the amortized cost basis that is greater than the fair value of the collateral securing the financial asset (that is, the unsecured portion of the amortized cost basis). An entity may determine that the expectation of nonpayment for the amount of the amortized cost basis equal to the fair value of the collateral securing the financial asset is zero.5. Conforming Amendment to Subtopic 805-20: The amendment to Subtopic 805-20, Business Combinations—Identifiable Assets and Liabilities, and Any Noncontrolling Interest, clarifies the guidance by removing the cross-reference to Subtopic 310-30 in paragraph 805-20-50-1 and replacing it with a cross-reference to the guidance on PCD assets in Subtopic 326-20.

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

Note 3:   Earnings per Common Share

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

Anti-dilutive shares are common stock equivalents with average exercise prices in excess of the weighted average market price for the period presented.  Anti-dilutive stock options, not included in the computation below, were -0- for both the three months ended March 31, 2021 and March 31, 2020.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three months ended
	March 31,
(In thousands, except per share data)	2021	$2,020
Net income attributable to Pathfinder Bancorp, Inc.	$2,154	$1,690
Convertible preferred stock dividends	97	69
Warrant dividends	9	8
Undistributed earnings allocated to participating securities	439	290
Net income available to common shareholders	$1,609	$1,323

Basic weighted average common shares outstanding	4,442	4,607
Effect of assumed exercise of stock options and unvested restricted stock units	-	-
Diluted weighted average common shares outstanding	4,442	4,607

Basic earnings per common share	$0.36	$0.29
Diluted earnings per common share	$0.36	$0.29

Note 4:   Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	March 31, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$23,428	$16	$(42)	$23,402
State and political subdivisions	22,115	1,141	(68)	23,188
Corporate	12,847	431	(59)	13,219
Asset backed securities	13,182	45	(31)	13,196
Residential mortgage-backed - US agency	24,644	324	(6)	24,962
Collateralized mortgage obligations - US agency	30,525	117	(661)	29,981
Collateralized mortgage obligations - Private label	30,634	384	(92)	30,926
Total	157,375	2,458	(959)	158,874
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$157,581	$2,458	$(959)	$159,080

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$-	$-	$-
State and political subdivisions	16,424	408	(337)	16,495
Corporate	39,930	1,183	(109)	41,004
Asset backed securities	18,922	331	(117)	19,136
Residential mortgage-backed - US agency	11,338	380	(74)	11,644
Collateralized mortgage obligations - US agency	17,281	596	(4)	17,873
Collateralized mortgage obligations - Private label	61,718	980	(184)	62,514
Total held-to-maturity	$165,613	$3,878	$(825)	$168,666

	December 31, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$6,428	$12	$(24)	$6,416
State and political subdivisions	23,235	538	(20)	23,753
Corporate	12,393	275	-	12,668
Asset backed securities	8,572	39	(4)	8,607
Residential mortgage-backed - US agency	24,856	355	-	25,211
Collateralized mortgage obligations - US agency	26,776	149	(461)	26,464
Collateralized mortgage obligations - Private label	24,662	384	(110)	24,936
Total	126,922	1,752	(619)	128,055
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$127,128	$1,752	$(619)	$128,261

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$1,000	$2	$-	$1,002
State and political subdivisions	16,482	527	(58)	16,951
Corporate	36,441	1,101	(7)	37,535
Asset backed securities	18,414	217	(176)	18,455
Residential mortgage-backed - US agency	11,807	475	-	12,282
Collateralized mortgage obligations - US agency	24,482	850	(1)	25,331
Collateralized mortgage obligations - Private label	62,598	902	(121)	63,379
Total held-to-maturity	$171,224	$4,074	$(363)	$174,935

The amortized cost and estimated fair value of debt investments at March 31, 2021 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$17,580	$17,833	$674	$677
Due after one year through five years	7,760	7,904	17,026	17,709
Due after five years through ten years	15,512	15,484	34,556	35,261
Due after ten years	30,720	31,784	23,020	22,988
Sub-total	71,572	73,005	75,276	76,635
Residential mortgage-backed - US agency	24,644	24,962	11,338	11,644
Collateralized mortgage obligations - US agency	30,525	29,981	17,281	17,873
Collateralized mortgage obligations - Private label	30,634	30,926	61,718	62,514
Totals	$157,375	$158,874	$165,613	$168,666

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	March 31, 2021
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	1	$(19)	$2,067	1	$(23)	$4,956	2	$(42)	$7,023
State and political subdivisions	3	(68)	4,621	-	-	-	3	(68)	4,621
Corporate	2	(59)	1,717	-	-	-	2	(59)	1,717
Asset backed securities	2	(4)	3,100	2	(27)	2,236	4	(31)	5,336
Residential mortgage-backed - US agency	1	(6)	5,667	-	-	-	1	(6)	5,667
Collateralized mortgage obligations - US agency	5	(171)	11,195	2	(490)	5,361	7	(661)	16,556
Collateralized mortgage obligations - Private label	1	(71)	3,165	3	(21)	2,171	4	(92)	5,336
Totals	15	$(398)	$31,532	8	$(561)	$14,724	23	$(959)	$46,256
Held-to-Maturity Portfolio
State and political subdivisions	6	$(332)	$6,169	1	$(4)	$3,005	7	$(336)	$9,174
Corporate	13	(109)	11,787	-	-	-	13	(109)	11,787
Asset backed securities	-	-	-	5	(117)	4,917	5	(117)	4,917
Residential mortgage-backed - US agency	1	(74)	1,924	-	-	-	1	(74)	1,924
Collateralized mortgage obligations - US agency	1	(4)	1,388	-	-	-	1	(4)	1,388
Collateralized mortgage obligations - Private label	5	(183)	7,607	1	(1)	638	6	(184)	8,245
Totals	26	$(702)	$28,875	7	$(122)	$8,560	33	$(824)	$37,435

	December 31, 2020
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	-	$-	$-	1	$(24)	$4,954	1	$(24)	$4,954
State and political subdivisions	1	(20)	2,521	-	-	-	1	(20)	2,521
Corporate	-	-	-	-	-	-	-	-	-
Asset backed securities	2	(2)	2,487	1	(2)	80	3	(4)	2,567
Residential mortgage-backed - US agency	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations - US agency	2	(45)	6,974	2	(416)	5,683	4	(461)	12,657
Collateralized mortgage obligations - Private label	3	(78)	8,071	4	(32)	2,574	7	(110)	10,645
Totals	8	$(145)	$20,053	8	$(474)	$13,291	16	$(619)	$33,344
Held-to-Maturity Portfolio
US Treasury, agencies and GSE's	-	$-	$-	-	$-	$-	-	$-	$-
State and political subdivisions	3	(58)	7,063	-	-	-	3	(58)	7,063
Corporate	4	(7)	3,775	-	-	-	4	(7)	3,775
Asset backed securities	4	(36)	4,209	3	(140)	4,683	7	(176)	8,892
Residential mortgage-backed - US agency	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations - US agency	1	(1)	1,496	-	-	-	1	(1)	1,496
Collateralized mortgage obligations - Private label	4	(115)	6,442	1	(6)	780	5	(121)	7,222
Totals	16	$(217)	$22,985	4	$(146)	$5,463	20	$(363)	$28,448

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

Management does not believe any individual unrealized loss in the securities portfolio as of March 31, 2021 represented OTTI.  At March 31, 2021, the Bank had the following securities, not issued by the United States Government or GSE, in a loss position for 12 months or more relative to their amortized historical cost, which were deemed to have no credit impairment, thus, the disclosed unrealized losses related directly to changes in interest rates subsequent to the acquisition of the individual securities.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

•

One privately-issued asset-backed security, categorized as available-for-sale, and collateralized by leases on rail car rolling stock, with an aggregate amortized historical cost of $2.0 million (unrealized loss of $27,000, or 1.4%). This security maintains a credit rating established by one or more NRSRO above the minimum level required to be considered as investment grade and therefore, no credit-related OTTI is deemed to be present.

•

One privately-issued asset-backed security, categorized as available-for-sale, and collateralized by consumer installment loans with an aggregate amortized historical cost of $244,000 (unrealized loss of less than $1,000). This security was not rated at the time of their issuances by any NRSRO but each security remains significantly collateralized through subordination and other credit enhancements. Therefore, no credit-related OTTI is deemed to be present

•

Three privately-issued collateralized mortgage obligation securities, collateralized by residential and commercial mortgage loans and categorized as available-for-sale, with an aggregate amortized historical cost of $2.2 million and an aggregate market value of $2.2 million (unrealized aggregate loss of $21,000 or -0.9%).  These securities were not rated at the time of their issuances by any NRSRO but each security remains significantly collateralized through subordination and other credit enhancements. Therefore, no credit-related OTTI is deemed to be present.

•

One municipal security, categorized as held-to-maturity with an amortized historical cost of $3.0 million and a market value of $3.0 million (unrealized loss of $4,000 or -0.1%). This security was unrated at issuance but the underlying issuer has maintained strong financial metrics. Therefore, no credit-related OTTI is deemed to be present.

•

Four privately-issued asset-backed securities, collateralized by various non-real estate assets, and categorized as held-to-maturity, with an aggregate amortized historical cost of $3.2 million and an aggregate market value of $3.2 million (unrealized aggregate loss of $24,000 or -0.8%).  These securities were not rated at the time of their issuances by any NRSRO but each security remains significantly collateralized through subordination and other credit enhancements. Therefore, no credit-related OTTI is deemed to be present.
•

One privately-issued asset-backed security, categorized as held-to-maturity and collateralized by private-issue student loans, with an aggregate amortized historical cost of $1.8 million and an aggregate market value of $1.7 million (unrealized loss of $92,000 or -5.3%). This security was unrated at issuance but remains sufficiently collateralized through subordination.  Therefore, no credit-related OTTI is deemed to be present.

•

One privately-issued collateralized mortgage obligation security, collateralized by residential mortgage loans and categorized as held-to-maturity, with an aggregate amortized historical cost of $639,000 and a market value of $638,000 (unrealized loss of $1,000 or -0.2%). This security maintains a credit rating established by one or more NRSRO above the minimum level required to be considered as investment grade and therefore, no credit-related OTTI is deemed to be present.

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

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the length of time the equity security’s fair value has been below the carrying amount. The Company had no equity securities that were impaired at March 31, 2021 or December 31, 2020.

Gross realized gains (losses) on sales of securities for the indicated periods are detailed below:

	For the three months
	ended March 31,
(In thousands)	2021	2020
Realized gains on investments	$7	$33
Realized losses on investments	(7)	(7)
	$-	$26

As of March 31, 2021 and December 31, 2020, securities with a fair value of $125.3 million and $96.4 million, respectively, were pledged to collateralize certain municipal deposit relationships.  As of the same dates, securities with a fair value of $11.9 million and $13.2 million, respectively, were pledged against certain borrowing arrangements.

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

The composition of net periodic pension plan and postretirement plan costs for the indicated periods is as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended March 31,
(In thousands)	2021	2020	2021	2020
Service cost	$-	$-	$-	$-
Interest cost	110	116	3	4
Expected return on plan assets	(286)	(273)	-	-
Amortization of prior service credits	-	-	(1)	(1)
Amortization of net losses	25	57	2	2
Net periodic benefit plan (benefit) cost	$(151)	$(100)	$4	$5

The Company will evaluate the need for further contributions to the defined benefit pension plan during 2021.  The prepaid pension asset is recorded in other assets on the statement of condition as of March 31, 2021 and December 31, 2020.

Note 6:   Loans

Major classifications of loans at the indicated dates are as follows:

	March 31,	December 31,
(In thousands)	2021	2020
Residential mortgage loans:
1-4 family first-lien residential mortgages	$226,058	$227,185
Construction	7,789	6,681
Loans held-for-sale (1)	437	1,526
Total residential mortgage loans	234,284	235,392

Commercial loans:
Real estate	289,182	286,271
Lines of credit	63,158	49,103
Other commercial and industrial	77,915	78,629
Paycheck Protection Program loans	71,885	60,643
Tax exempt loans	6,959	7,166
Total commercial loans	509,099	481,812

Consumer loans:
Home equity and junior liens	36,181	38,624
Other consumer	87,976	70,905
Total consumer loans	124,157	109,529

Total loans	867,540	826,733
Net deferred loan fees	(2,233)	(1,238)
Less allowance for loan losses	(13,693)	12,777
Loans receivable, net	$851,614	$812,718

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

The Bank acquires diversified pools of loans, originated by unrelated third parties, as part of the Company’s overall balance sheet management strategies.  These acquisitions occurred in ten separate transactions commencing in 2019 and continuing through 2021, including two separate transactions during the three months ended March 31, 2021.   The following table sets forth certain information related to these loan transactions:

	March 31,	December 31,
(In thousands, except number of loans)	2021	2020
Purchased residential real estate loans
Original Balance	$4,300	$4,300
Current Balance	$4,200	$4,300
Unamortized Premium (Discount)	$270	$273
Percent Owned	100%	100%
Number of Loans	51	51
Maturity range	17-24 years	17-25 years
Cumulative net charge-offs	$-	$-

Purchased other commercial and industrial loans
Original Balance	$6,800	$6,800
Current Balance	$5,400	$5,500
Unamortized Premium (Discount)	$-	$-
Percent Owned	100%	100%
Number of Loans	39	39
Maturity range	4-8 years	5-9 years
Cumulative net charge-offs	$-	$-

Purchased home equity lines of credit:
Original Balance	$21,900	$21,900
Current Balance	$12,400	$13,900
Unamortized Premium (Discount)	$291	$309
Percent Owned	100%	100%
Number of Loans	252	275
Maturity range	3-28 years	3-29 years
Cumulative net charge-offs	$-	$-

Purchased automobile loans:
Original Balance	$50,400	$50,400
Current Balance	$14,600	$17,000
Unamortized Premium (Discount)	$527	$602
Percent Owned	90%	90%
Number of Loans	1,133	1,257
Maturity range	0-6 years	0-6 years
Cumulative net charge-offs	$232	$230

	March 31,	December 31,
(In thousands, except number of loans)	2021	2020
Purchased unsecured consumer loan pool 1:
Original Balance	$5,400	$5,400
Current Balance	$3,300	$3,600
Unamortized Premium (Discount)	$-	$-
Percent Owned	100%	100%
Number of Loans	72	76
Maturity range	3-6 years	3-6 years
Cumulative net charge-offs	$-	$-

Purchased unsecured consumer loan pool 2:
Original Balance	$26,600	$26,600
Current Balance	$12,900	$15,400
Unamortized Premium (Discount)	$53	$63
Percent Owned	59%	59%
Number of Loans	2,075	2,246
Maturity range	1-5 years	2-4 years
Cumulative net charge-offs	$-	$-

Purchased unsecured consumer loan pool 3:
Original Balance	$10,300	$10,300
Current Balance	$4,400	$5,500
Unamortized Premium (Discount)	$118	$138
Percent Owned	100%	100%
Number of Loans	2,495	2,958
Maturity range	0-6 years	0-6 years
Cumulative net charge-offs	$3	$-

Purchased secured consumer loan pool 1:
Original Balance	$14,500	$14,500
Current Balance	$14,300	$14,500
Unamortized Premium (Discount)	$(2,032)	$(2,124)
Percent Owned	68%	68%
Number of Loans	612	619
Maturity range	25 years	25 years
Cumulative net charge-offs	$-	$-

Purchased secured consumer loan pool 2:
Original Balance	$24,400	$-
Current Balance	$23,600	$-
Unamortized Premium (Discount)	$(662)	$-
Percent Owned	100%	0%
Number of Loans	844	-
Maturity range	10-24 years	-
Cumulative net charge-offs	$-	$-

Purchased commercial line of credit:
Original Balance	$11,600	$-
Current Balance	$11,600	$-
Unamortized Premium (Discount)	$35	$-
Percent Owned	12%	0%
Number of Loans	1	-
Maturity range	3 years	-
Cumulative net charge-offs	$-	$-

As of March 31, 2021 and December 31, 2020, residential mortgage loans with a carrying value of $119.8 million and $115.6 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

Loan Origination / Risk Management

The Company’s lending policies and procedures are presented in Note 5 to the audited consolidated financial statements included in the 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2021 and have not changed.

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
Other consumer

The following tables present the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	As of March 31, 2021
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$221,499	$1,111	$2,841	$607	$226,058
Construction	7,789	-	-	-	7,789
Loans held-for-sale	437	-	-	-	437
Total residential mortgage loans	229,725	1,111	2,841	607	234,284
Commercial loans:
Real estate	267,008	13,108	8,547	519	289,182
Lines of credit	54,838	5,125	3,114	81	63,158
Other commercial and industrial	64,420	5,130	7,932	433	77,915
Paycheck Protection Program loans	71,885	-	-	-	71,885
Tax exempt loans	6,959	-	-	-	6,959
Total commercial loans	465,110	23,363	19,593	1,033	509,099
Consumer loans:
Home equity and junior liens	35,138	130	681	232	36,181
Other consumer	87,480	140	274	82	87,976
Total consumer loans	122,618	270	955	314	124,157
Total loans	$817,453	$24,744	$23,389	$1,954	$867,540

	As of December 31, 2020
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$222,386	$1,151	$3,196	$452	$227,185
Construction	6,681	-	-	-	6,681
Loans held-for-sale	1,526	-	-	-	1,526
Total residential mortgage loans	230,593	1,151	3,196	728	235,392
Commercial loans:
Real estate	267,736	9,541	8,615	379	286,271
Lines of credit	40,733	5,132	3,154	84	49,103
Other commercial and industrial	65,441	4,770	8,153	265	78,629
Paycheck Protection Program loans	60,643	-	-	-	60,643
Tax exempt loans	7,166	-	-	-	7,166
Total commercial loans	441,719	19,443	19,922	728	481,812
Consumer loans:
Home equity and junior liens	37,926	54	411	233	38,624
Other consumer	70,502	104	218	81	70,905
Total consumer loans	108,428	158	629	314	109,529
Total loans	$780,740	$20,752	$23,747	$1,494	$826,733

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

An age analysis of past due loans, not including net deferred loan costs, segregated by portfolio segment and class of loans, as of March 31, 2021 and December 31, 2020, are detailed in the following tables:

	As of March 31, 2021

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$132	$482	$776	$1,390	$224,668	$226,058
Construction	-	-	-	-	7,789	7,789
Loans held-for-sale	-	-	-	-	437	437
Total residential mortgage loans	132	482	776	1,390	232,894	234,284
Commercial loans:
Real estate	2,943	3,555	2,574	9,072	280,110	289,182
Lines of credit	1,461	900	196	2,557	60,601	63,158
Other commercial and industrial	515	1,420	1,214	3,149	74,766	77,915
Paycheck Protection Program loans	-	-	-	-	71,885	71,885
Tax exempt loans	-	-	-	-	6,959	6,959
Total commercial loans	4,919	5,875	3,984	14,778	494,321	509,099
Consumer loans:
Home equity and junior liens	63	13	291	367	35,814	36,181
Other consumer	411	279	186	876	87,100	87,976
Total consumer loans	474	292	477	1,243	122,914	124,157
Total loans	$5,525	$6,649	$5,237	$17,411	$850,129	$867,540

	As of December 31, 2020

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,250	$570	$1,098	$2,918	$224,267	$227,185
Construction	-	-	-	-	6,681	6,681
Loans held-for-sale	-	-	-	-	1,526	1,526
Total residential mortgage loans	1,250	570	1,098	2,918	232,474	235,392
Commercial loans:
Real estate	480	100	2,271	3,324	250,933	286,271
Lines of credit	734	25	68	4,557	54,060	49,103
Other commercial and industrial	441	315	591	3,653	78,439	78,629
Paycheck Protection Program loans	170	-	-	170	60,473	60,643
Tax exempt loans	-	-	-	-	7,166	7,166
Total commercial loans	1,825	4,500	4,396	10,721	471,091	481,812
Consumer loans:
Home equity and junior liens	248	78	473	799	37,825	38,624
Other consumer	443	252	187	882	70,023	70,905
Total consumer loans	691	330	660	1,681	107,848	109,529
Total loans	$3,766	$5,400	$6,154	$15,320	$811,413	$826,733

Nonaccrual loans, segregated by class of loan, were as follows:

	March 31,	December 31,
(In thousands)	2021	2020
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,899	$2,608
	2,899	2,608
Commercial loans:
Real estate	11,449	11,286
Lines of credit	196	194
Other commercial and industrial	6,197	6,498
	17,842	17,978
Consumer loans:
Home equity and junior liens	337	473
Other consumer	265	274
Total consumer loans	602	747
Total nonaccrual loans	$21,343	$21,333

The following table summarizes nonaccrual loans by category and status at March 31, 2021:

Loan Type	Collateral Type	Number of Loans	Loan Balance	Average Loan Balance	Weighted LTV at Origination/ Modification	Status	Loan Balance In Deferral
Secured residential mortgage:
	Real Estate	33	$2,899	$88	85%	Under active resolution management by the Bank.	$107

Secured commercial real estate:
	Hotel	1	7,202	7,202	73%	Currently making principal and interest payments. The borrower has substantial deposits with the Bank.	-
	Private Museum	1	1,385	1,385	79%	The Bank is working on a modification with the borrower. The borrower has substantial deposits with the Bank.	-
	Recreational	1	1,234	1,234	50%	The loan is currently classified as a Troubled Debt Restructuring (TDR). Next payment is due June 1, 2021.	1,234
	All other	11	1,628	148	86%	Under active resolution management by the Bank.	259

Commercial lines of credit		5	196	39	N/A	Under active resolution management by the Bank.	-

Commercial and industrial:
	Real Estate	1	4,485	4,485	41%	The Bank modified the loan and the next payment is due June 1, 2021. Repayment is expected from operations, pledges and collateral value.	4,485
	All Others	10	1,712	171	N/A	Under active resolution by the Bank.	240

Consumer loans		30	602	20	N/A	Under active resolution management by the Bank.	-
		93	$21,343	$229			$6,325

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

The table below details loans that had been modified as TDRs for the three months ended March 31, 2021.

	For the three months ended March 31, 2021
(In thousands)	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Additional provision for loan losses
Commercial loans	2	$961	$967	6
Residential real estate loans	2	$389	$389	$12
Home equity and junior liens	1	$200	$504	$219

The loans evaluated for impairment for the three months ended March 31, 2021 have been classified as TDRs due to economic concessions granted, which consisted of a reduction in the stated interest rate, a significant delay in the timing of the payment or an extended maturity date that will result in a significant delay in payment from the original terms.

The Company had no loans that have been modified as TDRs for the three months ended March 31, 2020.

The Company is required to disclose loans that have been modified as TDRs within the previous 12 months in which there was payment default after the restructuring.  The Company defines payment default as any loans 90 days past due on contractual payments.

The Company had no loans that had been modified as TDRs during the twelve months prior to March 31, 2021, which had subsequently defaulted during the three months ended March 31, 2021.

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

Impaired Loans

The following tables summarize impaired loan information by portfolio class at the indicated dates:

	March 31, 2021			December 31, 2020
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$566	$566	$-	$665	$665	$-
Commercial real estate	11,437	11,676	-	11,053	11,136	-
Commercial lines of credit	-	-	-	-	-	-
Other commercial and industrial	4,896	4,921	-	5,114	5,132	-
Home equity and junior liens	74	74	-	75	75	-
Other consumer	82	82	-	81	81	-

With an allowance recorded:
1-4 family first-lien residential mortgages	941	941	161	1,182	1,182	205
Commercial real estate	2,084	2,084	252	1,729	1,729	231
Commercial lines of credit	960	960	960	925	925	925
Other commercial and industrial	1,818	1,818	1,285	1,864	1,864	1,278
Home equity and junior liens	504	504	221	142	142	142
Other consumer	10	10	-	-	-	-
Total:
1-4 family first-lien residential mortgages	1,507	1,507	161	1,847	1,847	205
Commercial real estate	13,521	13,760	252	12,782	12,865	231
Commercial lines of credit	960	960	960	925	925	925
Other commercial and industrial	6,714	6,739	1,285	6,978	6,996	1,278
Home equity and junior liens	578	578	221	217	217	142
Other consumer	92	92	-	81	81	-
Totals	$23,372	$23,636	$2,879	$22,830	$22,931	$2,781

The following table presents the average recorded investment in impaired loans for the periods indicated:

	For the three months ended
	March 31,
(In thousands)	2021	2020
1-4 family first-lien residential mortgages	$1,677	$1,608
Commercial real estate	13,152	4,437
Commercial lines of credit	943	183
Other commercial and industrial	6,846	908
Home equity and junior liens	398	220
Other consumer	87	91
Total	$23,103	$7,447

The following table presents the cash basis interest income recognized on impaired loans for the periods indicated:

	For the three months ended
	March 31,
(In thousands)	2021	2020
1-4 family first-lien residential mortgages	$16	$12
Commercial real estate	65	31
Commercial lines of credit	10	2
Other commercial and industrial	25	16
Home equity and junior liens	1	3
Other consumer	5	1
Total	$122	$65

Note 7:   Allowance for Loan Losses

Management extensively reviews recent trends in changes in the size and composition of the loan portfolio, historical loss experience, qualitative factors, and specific reserve needs on loans individually evaluated for impairment, in its determination of the adequacy of the allowance for loan losses.  The Company recorded $1.0 million in provision for loan losses for the three-month period ended March 31, 2021, as compared to $1.1 million for the three-month period ended March 31, 2020.  The provision for loan losses in the first quarter of 2021 and 2020, resulted from year-over-year increases in: (1) the qualitative factors used in determining the adequacy of the allowance for loan losses, (2) the size of the loan portfolio, and (3) delinquent and nonaccrual loans.  The increase in the quantitative factors used in determining the provision for loan losses reflects the substantial increase in economic uncertainty and the resultant potential for increased credit losses in future periods as a consequence of the COVID-19 pandemic.  Outstanding loan balances, excluding PPP loans, increased $42.9 million, or 5.7%, in the quarter ended March 31, 2021, as compared to the same quarter in the previous year, and therefore required a corresponding increase in the estimable and probable loan losses inherent in the loan portfolio.  Finally, the provision for loan losses in the quarter ended March 31, 2021 was further increased by the effects of an increase in nonaccrual loans that increased $16.6 million to $21.3 million at March 31, 2021 as compared to $4.7 million at March 31, 2020.

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

	For the three months ended March 31, 2021
	1-4 family
	first-lien	Residential			Other	Paycheck
	residential	construction	Commercial	Commercial	commercial	Protection
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial	Program
Allowance for loan losses:
Beginning Balance	$931	$-	$4,776	$1,670	$2,992	$-
Charge-offs	-	-	(100)	-	-	-
Recoveries	-	-	-	1	-	-
Provisions	44	-	1,045	245	24	-
Ending balance	$975	$-	$5,721	$1,916	$3,016	$-
Ending balance: related to loans individually evaluated for impairment	$161	$-	$252	$960	$1,285	$-
Ending balance: related to loans collectively evaluated for impairment	$814	$-	$5,469	$956	$1,731	$-
Loans receivables:
Ending balance	$226,058	$7,789	$289,182	$63,158	$77,915	$71,885
Ending balance: individually evaluated for impairment	$1,507	$-	$13,521	$960	$6,714	$-
Ending balance: collectively evaluated for impairment	$224,551	$7,789	$275,661	$62,198	$71,201	$71,885

		Home equity	Other
	Tax exempt	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$739	$1,123	$545	$12,777
Charge-offs	-	-	(43)	-	(143)
Recoveries	-	-	30	-	31
Provisions	-	88	127	(545)	1,028
Ending balance	$1	$827	$1,237	$-	$13,693
Ending balance: related to loans individually evaluated for impairment	$-	$221	$-	$-	$2,879
Ending balance: related to loans collectively evaluated for impairment	$1	$606	$1,237	$-	$10,814
Loans receivables:
Ending balance	$6,959	$36,181	$87,976	$437	$867,540
Ending balance: individually evaluated for impairment	$-	$578	$92	$-	$23,372
Ending balance: collectively evaluated for impairment	$6,959	$35,603	$87,884	$437	$844,168

	For the three months ended March 31, 2020
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$580	$-	$4,010	$1,195	$1,645
Charge-offs	(26)	-	-	-	-
Recoveries	1	-	-	2	-
Provisions (credits)	176	-	233	21	113
Ending balance	$731	$-	$4,243	$1,218	$1,758
Ending balance: related to loans individually evaluated for impairment	$95	$-	$76	$98	$379
Ending balance: related to loans collectively evaluated for impairment	$636	$-	$4,167	$1,120	$1,379
Loans receivables:
Ending balance	$212,149	$2,338	$261,929	$59,354	$84,774
Ending balance: individually evaluated for impairment	$1,604	$-	$4,427	$181	$881
Ending balance: collectively evaluated for impairment	$210,545	$2,338	$257,502	$59,173	$83,893

		Home equity	Other
	Tax exempt	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$553	$413	$272	$8,669
Charge-offs	-	(28)	(133)	-	(187)
Recoveries	-	29	25	-	57
Provisions	-	57	541	(74)	1,067
Ending balance	$1	$611	$846	$198	$9,606
Ending balance: related to loans individually evaluated for impairment	$-	$128	$1	$-	$777
Ending balance: related to loans collectively evaluated for impairment	$1	$483	$845	$198	$8,829
Loans receivables:
Ending balance	$7,937	$44,732	$76,839	$150	$750,202
Ending balance: individually evaluated for impairment	$-	$219	$90	$-	$7,402
Ending balance: collectively evaluated for impairment	$7,937	$44,513	$76,749	$150	$742,800

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

The allocation of the allowance for loan losses summarized on the basis of the Company’s calculation methodology was as follows:

	March 31, 2021
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$161	$-	$252	$960	$1,285
Historical loss rate	84	-	1	89	61
Qualitative factors	730	-	5,468	867	1,670
Total	$975	$-	$5,721	$1,916	$3,016

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$221	$-	$-	$2,879
Historical loss rate	-	325	957	-	1,517
Qualitative factors	1	281	280	-	9,297
Total	$1	$827	$1,237	$-	$13,693

	March 31, 2020
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$95	$-	$76	$98	$379
Historical loss rate	66	-	101	100	57
Qualitative factors	570	-	4,066	1,020	1,322
Total	$731	$-	$4,243	$1,218	$1,758

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$128	$1	$-	$777
Historical loss rate	-	146	584	-	1,054
Qualitative factors	1	337	261	-	7,577
Other	-	-	-	198	198
Total	$1	$611	$846	$198	$9,606

Note 8:   Foreclosed Real Estate

The Company is required to disclose the carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession of the property at each reporting period. The Company had no foreclosed residential real estate at March 31, 2021 and December 31, 2020. At March 31, 2021 and December 31, 2020, the Company reported $612,000 and $182,000, respectively, in residential real estate loans in the process of foreclosure.

Note 9:   Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risks involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  The Company had $2.4 million of standby letters of credit as of March 31, 2021.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential

amount of future payments required under the corresponding guarantees.   The fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The Company holds one corporate investment security, categorized based on its net asset value (NAV), with an aggregate amortized historical cost of $2.6 million and an aggregate fair market value of $2.8 million as of March 31, 2021. This security has valuations that are determined using published net asset values (NAV) derived by analyses of the security’s underlying assets. This security is comprised primarily of broadly-diversified real estate and adjustable-rate senior secured business loans and are traded in secondary markets on an infrequent basis. While this security is redeemable at least annually through tender offers made by its respective issuer, the liquidation value of the security may be below its stated NAVs and also subject to restrictions as to the amount of securities that can be redeemed at any single scheduled redemption. The Company anticipates that this security will be redeemed by its respective issuers on indeterminate future dates as a consequence of the ultimate liquidation strategies employed by the management of this investment.

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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	March 31, 2021
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$23,402	$-	$23,402
State and political subdivisions	-	23,188	-	23,188
Corporate	-	10,415	-	10,415
Asset backed securities	-	13,196	-	13,196
Residential mortgage-backed - US agency	-	24,962	-	24,962
Collateralized mortgage obligations - US agency	-	29,981	-	29,981
Collateralized mortgage obligations - Private label	-	30,926	-	30,926
Total		156,070		156,070
Corporate measured at NAV	-	-	-	2,804
Total available-for-sale securities	$-	$156,070	$-	$158,874

Marketable equity securities	$2,084	$-	$-	$2,084

Interest rate swap derivative fair value hedges	$-	$1,318	$-	$1,318

Interest rate swap derivative cash flow hedges	$-	$(1,074)	$-	$(1,074)

	December 31, 2020
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$6,416	$-	$6,416
State and political subdivisions	-	23,753	-	23,753
Corporate	-	9,943	-	9,943
Asset backed securities	-	8,607	-	8,607
Residential mortgage-backed - US agency	-	25,211	-	25,211
Collateralized mortgage obligations - US agency	-	26,464	-	26,464
Collateralized mortgage obligations - Private label	-	24,936	-	24,936
Total	-	125,330	-	125,330
Corporate measured at NAV	-	-	-	2,725
Total available-for-sale securities	$-	$125,330	$-	$128,055

Marketable equity securities	$1,850	$-	$-	$1,850

Interest rate swap derivative fair value hedge		136		136

Interest rate swap derivative fair value hedge	$-	$(1,308)	$-	$(1,308)

Pathfinder Bank had the following assets measured at fair value on a nonrecurring basis as of March 31, 2021 and December 31, 2020:

		March 31, 2021
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$1,698	$1,698

		December 31, 2020
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$14,701	$14,701

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at the indicated dates.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At March 31, 2021
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 25% (15%)
	(Sales Approach)	Costs to Sell	7% - 13% (12%)
Discounted Cash Flow

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2020
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 25% (18%)
	(Sales Approach)	Costs to Sell	7% - 13% (12%)
Discounted Cash Flow

There have been no transfers of assets into or out of any fair value measurement level during the three months ended March 31, 2021.

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

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		March 31, 2021		December 31, 2020
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$51,968	$51,968	$43,464	$43,464
Investment securities - available-for-sale	2	156,070	156,070	125,330	125,330
Investment securities - available-for-sale	NAV	2,804	2,804	2,725	2,725
Investment securities - marketable equity	1	2,084	2,084	1,850	1,850
Investment securities - marketable equity	2	-	-	-	-
Investment securities - held-to-maturity	2	165,613	168,666	171,224	174,935
Federal Home Loan Bank stock	2	4,591	4,591	4,390	4,390
Net loans	3	851,614	856,436	812,718	816,626
Accrued interest receivable	1	4,718	4,718	4,549	4,549
Interest rate swap derivative fair value hedges	2	1,323	1,287	191	191

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$676,330	$676,330	$598,683	$598,683
Time Deposits	2	392,578	392,895	397,224	398,863
Borrowings	2	86,500	87,740	82,050	84,065
Subordinated loans	2	39,443	39,437	39,400	39,416
Accrued interest payable	1	192	192	193	193
Interest rate swap derivative fair value hedges	2	5	5	55	55
Interest rate swap derivative cash flow hedges	2	1,074	1,074	1,308	1,308

Note 11:   Interest Rate Derivatives

The Company is exposed to certain risks from both its business operations and changes in economic conditions.  As part of managing interest rate risk, the Company enters into standardized interest rate derivative contracts (designated as hedging agreements) to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate hedging agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate hedging agreements are generally entered into with counterparties that meet established credit standards and the agreements contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material at March 31, 2021.  Interest rate hedging agreements are recorded at fair value as other assets or liabilities.  The Company had no derivative contracts not designated as hedging agreements at March 31, 2021 or December 31, 2020.

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

The Company entered into a pay-fixed/receive variable interest rate swap with a notional amount of $9.2 million in April 2019.  The swap agreement was designated as a fair value hedge and was linked to a specific pool of loans within the Company’s fixed-rate consumer loan portfolio. Under the swap agreement, the Company paid a fixed-rate of 2.39% per annum to the swap counterparty, while receiving 3-month LIBOR indexed payments from the same counterparty, with both payments calculated on the notional amount.  The swap agreement expired in April 2021 and management does not intend to renew the arrangement.

As of March 31, 2021 and December 31, 2020, the following amounts were recorded on the balance sheet related to the cumulative basis adjustments for this fair value hedge:

(In thousands)	Carrying Amount of the Hedged Assets at March 31, 2021	Cumulative Amount of Fair Value Hedging Adjustment Included in The Carrying Amount of the Hedged Assets at March 31, 2021	Carrying Amount of the Hedged Assets at December 31, 2020	Cumulative Amount of Fair Value Hedging Adjustment Included in The Carrying Amount of the Hedged Assets at December 31, 2020
Line item on the balance sheet in which the hedged item is included:
Loans receivable (1)	$11,345	$5	$12,944	$53

(1)

These amounts include the amortized cost basis of the hedged portfolio used to designate the hedging relationship in which the hedged item is the remaining amortized cost of the last layer expected to be remaining at the end of the hedging contract term. At March 31, 2021 and December 31, 2020, the amortized cost of the basis of the closed portfolio used in the hedging relationship was $11.3 million and $12.9 million, the cumulative basis adjustment associated with the hedging relationship was $5,000 and $53,000, and the amount of the designated hedged item was $9.2 million and $9.2 million, respectively.

At March 31, 2021 and December 31, 2020, the fair value of the fair value derivative resulted in a net liability position of $5,000 and $55,000 under the agreement, respectively, recorded by the Company in other liabilities.  The Company’s participation in the swap contract had an immaterial effect on recorded interest income for the three months ended March 31, 2021.

In February 2020, the Company entered into an interest rate cap contract in the notional amount of $40.0 million, intended to reduce the Company’s exposure to potential rising interest rates. This contractual agreement has been designated as a cash flow hedge with changes in the fair value of the contract, net of changes in the fair value of the designated hedged liability (certain short-term certificates of deposit with rates of interest that are highly correlated to the 3-month LIBOR index) being accounted for through other comprehensive income.  The term of the cap contract commenced on May 1, 2020 and expire on May 1, 2023.  The Company paid $228,000 in a one-time premium for the cap contract and has no further contractual obligations to the counterparty over the three-year life of the contract.  The premium will be amortized ratably over the contractual term of the cap contract with an annual average cost to the Company of approximately 19 basis points relative to the notional amount. The Company will potentially benefit during the term of this cap contract, in the manner described above, for the period of time that the 3-month LIBOR index exceeds 1.85% (the strike price).  The cap contract had no effect on recorded interest expense in the quarter ended March 31, 2021.

In March 2020, the Company entered into an interest rate swap contract in the notional amount of $40.0 million, intended to reduce the Company’s exposure to potential rising interest rates. This contractual agreement has been designated as a cash flow hedge with changes in the fair value of the contract, net of changes in the fair value of the designated hedged liability (certain short-term certificates of deposit with rates of interest that are highly correlated to the 3-month LIBOR index) being accounted for through other comprehensive income. The term of the swap contract will commence on May 15, 2020 and expire on May 15, 2023.  Under the terms of the swap contract, the Company will be obligated to pay the contractual counterparty an annual rate of 1.39% (the strike price) times the notional amount of the contract.  Simultaneously, for the duration of the swap contract, the counterparty will be obligated to pay the Company the annual rate of the 3-month LIBOR index, as determined each calendar quarter, times the notional contractual amount. The swap contract had no effect on recorded interest expense in the quarter ended March 31, 2021.

(In thousands)	March 31, 2021	December 31, 2020
Cash flow hedges:
Total unamortized premium	$192	$204
Fair market value adjustment interest rate cap	(169)	(197)
Total unamortized cap	23	7
Fair market value adjustment interest rate swap	(905)	(1,111)
Total loss in comprehensive income	$(1,074)	$(1,308)

The amounts of hedge ineffectiveness, recognized during the quarter ended March 31, 2021, for cash flow hedges were not material to the Company’s consolidated results of operations.   Some or the entire amount included in accumulated other comprehensive loss would be reclassified into current earnings should a portion of, or the entire hedge no longer be considered effective, but at this time, management expects the hedge to remain fully effective during the remaining term of the swap.  The changes in the fair values of the interest rate hedging agreements and the hedged items primarily result from the effects of changing interest rates and spreads.

From time to time, the Company purchases high credit-quality securities with long maturity dates.  In order to reduce the Company's exposure to potential declines in the fair value of such securities, particularly in a rising interest rate environment, the Company has elected to enter into fixed-pay, receive floating rate interest rate swap contracts, designated as fair value hedges.  The maturity dates of the swaps are matched exactly to the first call date of the seven hedged securities.  During 2020, the Company entered into five swap contracts of this type with a total notional amount of $16.3 million. The objective of the hedges is to protect the hedged securities of the Bank against changes in fair value due to changes in the benchmark interest rate.  Changes in the fair value of the interest rate swap are expected to be “perfectly effective” in offsetting changes in the fair value of the hedged item attributable to changes in the LIBOR swap rate, the designated benchmark interest rate.   The following table details the changes in the fair value of the hedged securities and the corresponding fair value hedges at March 31, 2021:

(In thousands)	Carrying Amount of the Hedged Assets at March 31, 2021	Cumulative Amount of Fair Value Hedging Adjustment Included in The Carrying Amount of the Hedged Assets at March 31, 2021	Carrying Amount of the Hedged Assets at December 31, 2020	Cumulative Amount of Fair Value Hedging Adjustment Included in The Carrying Amount of the Hedged Assets at December 31, 2020
Line item on the balance sheet in which the hedged item is included:
Available-for-sale securities (1)	$15,935	$(1,287)	$17,055	$(191)

(1)These amounts represent the amortized cost basis of the hedged securities used to designate the hedging relationship in which the hedged item is the remaining amortized cost of the last layer expected to be remaining at the end of the hedging relationship. At March 31, 2021, the amortized cost basis of the hedged securities used in the hedging relationship was $15.9 million, the cumulative basis adjustment associated with the hedging relationship reduced the basis of the hedged assets by $1.3 million, and the notional amount of the designated hedged item was $16.3 million.   At December 31, 2020, the amortized cost basis of the hedged securities used in the hedging relationship was $17.1 million, the cumulative basis adjustment associated with the hedging relationship reduced the basis of the hedged assets by $191,000, and the notional amount of the designated hedged item was $16.3 million.

At March 31, 2021, the fair value of the derivative resulted in a net asset position of $1.3 million under the agreement, respectively, recorded by the Company in other assets.  At December 31, 2020, the fair value of the derivative resulted in a net asset position of $191,000 under the agreement, respectively, recorded by the Company in other assets.  The fair value hedge had an immaterial effect on recorded interest income for the three months ended March 31, 2021.

The Company entered into a pay-fixed/receive variable interest rate swap with a notional amount of $12.2 million in February 2021, which was designated as a fair value hedge, associated with specific pools within the Company’s fixed-rate consumer loan portfolio.  As of March 31, 2021 and December 31, 2020, the following amounts were recorded on the balance sheet related to the cumulative basis adjustments for this fair value hedge:

(In thousands)	Carrying Amount of the Hedged Assets at March 31, 2021	Cumulative Amount of Fair Value Hedging Adjustment Included in The Carrying Amount of the Hedged Assets at March 31, 2021	Carrying Amount of the Hedged Assets at December 31, 2020	Cumulative Amount of Fair Value Hedging Adjustment Included in The Carrying Amount of the Hedged Assets at December 31, 2020
Line item on the balance sheet in which the hedged item is included:
Loans receivable (1)	$23,479	$(36)	$-	$-

(1) These amounts include the amortized cost basis of the closed portfolio used to designate the hedging relationship in which the hedged item is the remaining amortized cost of the last layer expected to be remaining at the end of the hedging relationship. At March 31, 2021, the amortized cost of the basis of the closed portfolio used in the hedging relationship was $23.4 million, the cumulative basis adjustment associated with the hedging relationship was $36,000, and the amount of the designated hedged item was $12.2 million. The Company did not have this derivative agreement in place at December 31, 2020.

At March 31, 2021, the fair value of the derivative resulted in a net asset position of $36,000 under the agreement, recorded by the Company in other assets.  The Company’s participation in the swap contract had an immaterial effect on recorded interest income for the three months ended March 31, 2021.

The Company manages its potential credit exposure on interest rate swap transactions by entering into bilateral credit support agreements with each counterparty. These agreements require collateralization of credit exposures beyond specified minimum threshold amounts. The Company posted cash in escrow of $1.6 million under collateral arrangements to satisfy collateral requirements associated with the interest rate swap contract.

	For the three months ended
(In thousands)	March 31, 2021	March 31, 2020
Balance as of December 31:	$(1,308)	$-
Amount of gains (losses) recognized in other comprehensive income	234	(1,344)
Losses in other comprehensive income:	$(1,074)	$(1,344)

Note 12:   Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) (“AOCI”), net of tax, for the periods indicated are summarized in the table below.

	For the three months ended March 31, 2021
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available-for- Sale Securities	Unrealized Losses on Derivatives and Hedging Activities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(2,093)	$837	$(966)	$(14)	$(2,236)
Other comprehensive income before reclassifications	-	271	173	5	449
Amounts reclassified from AOCI	19	-	-	-	19
Ending balance	$(2,074)	$1,108	$(793)	$(9)	$(1,768)

	For the three months ended March 31, 2020
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available-for- Sale Securities	Unrealized Losses on Derivatives and Hedging Activities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(2,717)	$(216)	$-	$(38)	$(2,971)
Reevaluation of deferred tax asset valuation allowance (1)	(188)	(15)	-	(3)	(206)
Other comprehensive income before reclassifications	-	(2,869)	(1,062)	6	(3,925)
Amounts reclassified from AOCI	46	(21)	-	-	25
Ending balance	$(2,859)	$(3,121)	$(1,062)	$(35)	$(7,077)

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

The following table presents the amounts reclassified out of each component of AOCI for the indicated period:

	Amount Reclassified
	from AOCI (1)
	(Unaudited)
(In thousands)	For the three months ended
Details about AOCI (1) components	March 31, 2021	March 31, 2020	Affected Line Item in the Statement of Income
Retirement plan items
Retirement plan net losses recognized in plan expenses (2)	$(26)	$(58)	Salaries and employee benefits
Tax effect	7	12	Provision for income taxes
	$(19)	$(46)	Net Income

Available-for-sale securities
Realized gain on sale of securities	$-	$26	Net gains on sales and redemptions of investment securities
Tax effect	-	(5)	Provision for income taxes
	$-	$21	Net Income

(1)	Amounts in parentheses indicates debits in net income.
(2)	These items are included in net periodic pension cost.

See Note 5 for additional information.

Note 13: Noninterest Income

The Company has included the following table regarding the Company’s noninterest income for the periods presented.

	For the three months
	ended March 31,
(In thousands)	2021	2020
Service fees
Insufficient funds fees	$190	$275
Deposit related fees	97	55
ATM fees	44	26
Total service fees	331	356
Fee Income
Insurance commissions	279	335
Investment services revenue	83	68
ATM fees surcharge	51	54
Banking house rents collected	63	71
Total fee income	476	528
Card income
Debit card interchange fees	221	163
Merchant card fees	15	16
Total card income	236	179
Mortgage fee income and realized gain on sale of loans and foreclosed real estate
Loan servicing fees	90	49
Net gains on sales of loans and foreclosed real estate	120	672
Total mortgage fee income and realized gain on sale of loans and foreclosed real estate	210	721
Total	1,253	1,784
Earnings and gain on bank owned life insurance	125	116
Net gains on sales and redemptions of investment securities	-	26
Gains/(losses) on marketable equity securities	234	(194)
Other miscellaneous income	233	16
Total noninterest income	$1,845	$1,748

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

Note 14: Leases

The Company has operating leases for certain banking offices and land under noncancelable agreements.  Our leases have remaining lease terms that vary from less than one year up to 29 years, some of which include options to extend the leases for various renewal periods.  All options to renew are included in the current lease term when we believe it is reasonably certain that the renewal options will be exercised.

The components of the lease expense are as follows:

	For the three months ended
(In thousands)	March 31, 2021	March 31, 2020
Operating lease cost	$57	$61
Finance lease cost	20	20

Supplemental cash flow information related to leases was as follows:

	For the three months ended
(In thousands)	March 31, 2021	March 31, 2020
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$52	$56
Operating cash flows from finance leases	20	20
Financing cash flows from finance leases	18	18

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rate)	March 31, 2021	December 31, 2020
Operating Leases:
Operating lease right-of-use assets	$2,206	$2,240
Operating lease liabilities	$2,495	$2,525

Finance Leases:
Financial Liability	$590	$587

Weighted Average Remaining Lease Term:
Operating Leases	18.94 years	19.08 years
Finance Leases	28.17 years	28.42 years

Weighted Average Discount Rate:
Operating Leases	3.73%	3.73%
Finance Leases	13.75%	13.75%

Maturities of lease liabilities were as follows:

Twelve Months Ending March 31,
(In thousands)
2022	$97
2023	102
2024	111
2025	120
2026	128
Thereafter	2,527
Total minimum lease payments	$3,085

The Company owns certain properties that it leases to unaffiliated third parties at market rates.  Lease rental income was $63,000 and $71,000 for the three months ended March 31, 2021 and 2020, respectively.  All lease agreements are accounted for as operating leases.

Note 15: COVID-19

In early January 2020, the World Health Organization issued an alert that a novel coronavirus outbreak was emanating from Wuhan, Hubei Province in China. Over the course of the next several weeks, the outbreak continued to spread to various regions of the world, prompting the World Health Organization to declare COVID-19 a global pandemic on March 11, 2020.   In the United States, by the end of March 2020, the rapid spread of the COVID-19 virus invoked various Federal and New York State authorities to make emergency declarations and issue executive orders to limit the spread of the disease.  Measures included restrictions on international and domestic travel, limitations on public gatherings, implementation of social distancing and sanitization protocols, school closings, orders to shelter in place and mandates to close all non-essential businesses to the public.  To widely varying degrees, largely dependent upon the level of regional and national outbreaks and the resultant levels of strain on available medical resources, these very substantial mandated curtailments of social and economic activity had been relaxed in the United States during the first quarter of 2021.  This relaxation of the curtailments followed a pattern of very gradual relaxation of those curtailments in the later part of 2020.  However, there are still virtually no localities within the United States that have completely returned to substantively normal business and social activities at the time of this filing.  This discussion would apply directly to the curtailments that have occurred and continue to occur, to lessening degrees, within the Company’s primary service areas.

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

On December 27, 2020, following passage by the United States Congress, President Donald Trump signed into law the Consolidated Appropriations Act, 2021 which included the Coronavirus Response and Relief Supplemental Appropriations Act (“CRRSAA”).  The intent of this legislation was to provide another round of Economic Impact Payments to eligible individuals and families, renew the PPP to support small businesses and their employees, ensure needed access to unemployment benefits for Americans who have lost their jobs due to COVID-19, and provide additional funding for schools, vaccine distribution, and other important sectors of the economy.  While CRRSSA is expected to benefit the economic recovery and be supportive of the Company’s business activities, the effect of this legislation on the operations of the Company cannot be determined with certainty at this time.

On March 11, 2021, President Joseph Biden, signed into law the American Rescue Plan Act of 2021.  The intent of this legislation was to provide additional new funding for rural hospitals and health care providers for COVID-19 relief, to increase federal subsidies for COBRA coverage, and make changes to the Medicare wage index.  The legislation also includes provisions to bolster the nation’s COVID-19 health care response with additional resources for vaccines, treatment, personal protective equipment (PPE), testing, contact tracing and workforce development.  In addition, non-health care specific provisions provide financial support for families and small businesses, as well as extend and expand support for housing, child care, food and the education system. While The American Rescue Plan Act of 2021 is expected to benefit the economic recovery and be supportive of the Company’s business activities, the effect of this legislation on the operations of the Company cannot be determined with certainty at this time.

The Bank granted loan payment deferrals to the substantial majority of commercial and consumer customers who had made requests for such accommodations.  These deferrals were granted following individual discussions with each borrower and were generally for periods of 90 or 180 days at the outset.  Following discussions with certain borrowers, additional loan payment deferral periods of up to 90 days were granted following the expiration of the initial 90- to 180-day deferral periods.  Typically, scheduled interest payments placed into deferred status have been added to future scheduled payments and are expected to be collected in total at the original maturity date of the loan.

As of March 31, 2021, the Bank had active deferrals on a total of 17 loans with aggregated outstanding balances of $8.4 million.  Of that total, eight deferred loans were either residential mortgage loans or consumer loans.  These two categories of deferred loans had outstanding loan principal balances totaling $793,000 at March 31, 2021.  Of the eight residential mortgage loans or consumer loans in deferral status at March 31, 2021, one loan, representing $107,000 is also in nonaccrual status at that date and has been included in the nonaccrual loan totals.  Due to the substantially smaller outstanding balances of individual loans within these categories and the presence of significant collateralization in the case of residential mortgage loans, management does not consider the loans in these categories to be at increased risk of impairment as a result of their deferral status.

Of the nine remaining loans granted deferral status at March 31, 2021, $7.6 million were commercial real estate or commercial & industrial loans (collectively, “commercial” loans).  Of the nine commercial loans in deferral status at March 31, 2021, six loans, representing $6.2 million are also in nonaccrual status at that date.  Of this $6.2 million in deferred commercial loans, $500,000 have deferral periods that have been extended beyond a cumulative total of 180 days through granted additional deferral periods.

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

The future performance of the Company’s loan portfolios with respect to credit losses will be highly dependent upon the course and duration, both nationally and within the Company’s market area, of the public health and economic factors related to the pandemic, as well as the concentrations in the Company’s loan portfolio.  Concentrations of loans within a portfolio that are made to a single borrower, to a related group of borrowers, or to a limited number of industries, are generally considered to be additional risk factors in estimating future credit losses.  Therefore, the Company monitors all of its credit relationships to ensure that the total loan amounts extended to one borrower, or to a related group of borrowers, does not exceed the maximum permissible levels defined by applicable regulation or the Company’s generally more restrictive internal policy limits.

Loans to a single borrower, or to a related group of borrowers, are referred to as related credits.  Total related credits encompass all related or affiliated borrower loan balances, including available unused lines of credit, for both personal and business loans.  At March 31, 2021, the Company had 29 total related credit relationships, comprised of 294 individual loans, with outstanding balances in excess of $5.0 million.  These total related credits ranged from $5.0 million to $16.5 million at March 31, 2021 with aggregate balances of $258.7 million.  Of the $258.7 million in total related credits, $236.7 million was secured by various collateral assets, primarily commercial real estate, $6.5 million was unsecured, and $15.5 million were PPP loans.

In addition, the future credit-related performance of a loan portfolio generally depends upon the types of loans within the portfolio, concentrations by type of loan and the quality of the collateral securing the loans.  The following table details the Company's loan portfolio by collateral type within major categories as of March 31, 2021:

(Dollars in thousands)	Balance	Number of Loans	Average Loan Balance	Minimum/ Maximum Loan Balance			Allowance for Loan Losses	Percent of Total Loans
Residential Mortgage Loans	$234,284	2,121	$110	$0	-	$1,536	$975	27%

Commercial Real Estate:
Mixed Use	$50,392	56	$900	$44	-	$7,433	$997	6%
Multi-Family Residential	43,886	60	731	25	-	6,275	868	5%
Hotels and Motels	35,198	10	3,520	334	-	11,500	696	4%
Office	34,587	62	558	7	-	4,835	684	4%
Retail	23,200	45	516	32	-	5,124	459	3%
1-4 Family Residential	19,449	150	130	8	-	1,222	385	2%
Automobile Dealership	16,250	10	1,625	167	-	6,741	321	2%
Warehouse	9,961	13	766	73	-	2,696	197	1%
Recreation/ Golf Course/ Marina	11,533	15	769	23	-	3,150	228	1%
Skilled Nursing Facility	10,896	2	5,448	3,800	-	7,096	216	1%
Manufacturing/Industrial	7,443	15	496	91	-	1,415	147	1%
Restaurant	6,300	24	263	43	-	1,251	125	1%
Automobile Repair	4,756	11	432	52	-	2,312	94	1%
Not-For-Profit & Community Service Real Estate	3,451	3	1,150	106	-	1,778	68	1%
Hospitals	3,375	3	1,125	77	-	3,105	67	0%
Land	2,406	4	602	70	-	2,000	48	0%
All Other	6,099	31	197	5	-	739	121	1%
Total Commercial Real Estate Loans	$289,182	514	$563				$5,721	34%

Commercial and Industrial:
Secured Term Loans	$61,201	378	$162	$-	-	$4,485	$2,369	7%
Unsecured Term Loans	16,715	118	142	1	-	2,244	647	2%
Secured Lines of Credit	53,857	263	205	-	-	11,588	1,634	6%
Unsecured Lines of Credit	9,300	139	67	-	-	2,750	282	1%
Total Commercial and Industrial Loans	$141,073	898	$157				$4,932	16%

Tax Exempt Loans	$6,959	22	$316	$6	-	$2,248	$1	1%

Paycheck Protection Loans	$71,885	708	$102	$0	-	$3,001	$-	8%

Consumer:
Home Equity Lines of Credit	$36,181	986	$37	$-	-	$504	$827	4%
Vehicle	24,196	1,633	15	-	-	353	340	3%
Consumer Secured	41,069	1,527	27	20	-	125	577	5%
Consumer Unsecured	20,392	5,026	4	-	-	105	287	2%
All Others	2,319	1,006	2	-	-	476	33	0%
Total Consumer Loans	$124,157	10,178	$12				$2,064	14%

Net deferred loan fees	(2,233)	-	-				-	-
Unallocated allowance for loan losses	-	-	-				-	-
Total Loans	$865,307	14,441	$60				$13,693	100%

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

Note 16: Subsequent Events

On April 1, 2021 the Company redeemed its $10.0 million non-amortizing subordinated loan that was scheduled to mature on October 1, 2025. The Company has had the right to prepay the Subordinated Loan at any time after October 15, 2020 without penalty. The terms of the Subordinated Loan required fixed interest payments at an annual interest rate of 6.25% after February 29, 2016 until the Loan’s scheduled maturity date. The redemption of this $10.0 million component of the Company’s outstanding subordinated debt will prospectively reduce interest expense after April 1, 2021 by $625,000 annually.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

General

The Company is a Maryland corporation headquartered in Oswego, New York.  The Company is 100% owned by public shareholders.  The primary business of the Company is its investment in Pathfinder Bank (the "Bank"), a New York State chartered commercial bank, which is 100% owned by the Company.  The Bank has two wholly owned operating subsidiaries, Pathfinder Risk Management Company, Inc. (“PRMC”) and Whispering Oaks Development Corp. All significant inter-company accounts and activity have been eliminated in consolidation.  Although the Company owns, through its subsidiary PRMC, 51% of the membership interest in FitzGibbons Agency, LLC (“Agency”), the Company is required to consolidate 100% of FitzGibbons within the consolidated financial statements.  The 49% of which the Company does not own is accounted for separately as noncontrolling interests within the consolidated financial statements.  At March 31, 2021, the Company and subsidiaries had total consolidated assets of $1.3 billion, total liabilities of $1.2 billion and shareholders' equity of $99.9 million plus noncontrolling interest of $304,000, which represents the 49% of FitzGibbons not owned by the Company.

The following discussion reviews the Company's financial condition at March 31, 2021 and the results of operations for the three month periods ended March 31, 2021 and 2020. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2021 (“the consolidated annual financial statements”) as of December 31, 2020 and 2019 and for the two years then ended.  Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Item 2.

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

In addition to the risk factors enumerated above, the continuing economic impact of the COVID-19 outbreak could adversely affect our financial condition and results of operations. The COVID-19 pandemic caused significant economic dislocation in the United States as many state and local governments ordered non-essential businesses to close and residents to shelter in place. While certain restrictions have started to ease, particularly with the recent widespread availability of novel vaccines, the pace at which the economic recovery unfolds and the sustainability of that recovery cannot be predicted with certainty at this time.

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

COVID-19 Response

In early January 2020, the World Health Organization issued an alert that a novel coronavirus outbreak was emanating from Wuhan, Hubei Province in China. Over the course of the next several weeks, the outbreak continued to spread to various regions of the world, prompting the World Health Organization to declare COVID-19 a global pandemic on March 11, 2020.   In the United States, by the end of March 2020, the rapid spread of the COVID-19 virus invoked various Federal and New York State authorities to make emergency declarations and issue executive orders to limit the spread of the disease.  Measures included restrictions on international and domestic travel, limitations on public gatherings, implementation of social distancing and sanitization protocols, school closings, orders to shelter in place and mandates to close all non-essential businesses to the public.  To widely varying degrees, largely dependent upon the level of regional and national outbreaks and the resultant levels of strain on available medical resources, these very substantial mandated curtailments of social and economic activity had been relaxed in the United States during the first quarter of 2021.  This relaxation of the curtailments followed a pattern of very gradual relaxation of those curtailments in the later part of 2020.  However, there are still virtually no localities within the United States that have completely returned to substantively normal business and social activities at the time of this filing.  This discussion would apply directly to the curtailments that have occurred and continue to occur, to lessening degrees, within the Company’s primary service areas.

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

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed into law on March 27, 2020, provided financial assistance in various forms to both businesses and consumers, including the establishment and funding of the Paycheck Protection Program (“PPP”).  In addition, the CARES Act also created many directives affecting the operations of financial services providers, such as the Company, including a forbearance program for federally-backed mortgage loans and protections for borrowers from negative credit reporting due to loan accommodations related to the national emergency. The banking regulatory agencies have likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. The Company has worked to assist its business and consumer customers affected by COVID-19.  On December 27, 2020, following passage by the United States Congress, President Donald Trump signed into law the Consolidated Appropriations Act, 2021 which included the Coronavirus Response and Relief Supplemental Appropriations Act (“CRRSAA”).  The intent of this legislation was to provide another round of Economic Impact Payments to eligible individuals and families, renew the PPP to support small businesses and their employees, ensure needed access to unemployment benefits for Americans who have lost their jobs due to COVID-19, and provide additional funding for schools, vaccine distribution, and other important sectors of the economy.

On March 11, 2021, President Joseph Biden, signed into law the American Rescue Plan Act of 2021.  The intent of this legislation was to provide additional new funding for rural hospitals and health care providers for COVID-19 relief, to increase federal subsidies for COBRA coverage, and make changes to the Medicare wage index.  The legislation also includes provisions to bolster the nation’s COVID-19 health care response with additional resources for vaccines, treatment, personal protective equipment (PPE), testing, contact tracing and workforce development.  In addition, non-health care specific provisions provide financial support for families and small businesses, as well as extend and expand support for housing, child care, food and the education system. While CRRSSA and the American Rescue Plan Act of 2021 is expected to benefit the economic recovery and be supportive of the Company’s business activities, the effect of this legislation on the operations of the Company cannot be determined with certainty at this time.

The Bank participated in all rounds of the PPP funded by the U.S. Treasury Department and administered by the U.S. SBA pursuant to the CARES Act and subsequent legislation.  PPP loans have an interest rate of 1.0% and a two-year or five-year loan term to maturity. The SBA guarantees 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and the loan proceeds are used for qualifying expenses.  Through March 31, 2021, the Bank has received approval from the SBA for 1,120 loans totaling approximately $109.8 million through this program. The program was initially extended through May of 2021, but as of May 5, 2021 has exhausted the initial allocated funding.  The Bank is now also assisting borrowers with the loan forgiveness phase of the process. As of May 3, 2021, the Company has submitted 423 loans totaling approximately $47.5 million to the SBA for forgiveness and has received approximately $41.5 million from the SBA for 414 loans.

Borrowers that were delinquent in their payments to the Bank, prior to requesting a COVID-19 related financial hardship payment deferral were reviewed on a case by case basis for troubled debt restructuring classification and non-performing loan status.  In the instances where the Company granted a payment deferral to a delinquent borrower because of COVID-19, the borrower’s delinquency status was frozen as of February 29, 2020, and their loans will continue to be reported as delinquent during the deferment period based on their delinquency status as of that date.  The long-term collectability of deferred loan payments will depend on many factors, including the future progression of the pandemic, potential medical breakthroughs in therapeutic treatments and/or vaccines, the pace of vaccine distributions, further economic stimulus from government authorities, the rate at which governmental restrictions on business activities are relaxed and the adequacy and sustainability of other sources of repayment such as loan collateral.  Consistent with industry regulatory guidance, borrowers that were granted COVID-19 related deferrals but were otherwise current on loan payments will continue to have their loans reported as current loans during the agreed upon deferral period(s), accrue interest and not be accounted for as troubled debt restructurings.

Through March 31, 2021 the Bank granted payment deferral requests for an initial period of 90 days on 621 loans representing approximately $141.0 million in loan balances.  Upon the receipt of borrower requests, additional 90 day deferral periods were generally granted.  Of these granted deferrals, 304 loans, totaling $23.2 million, were residential mortgage or consumer loans.  At March 31, 2021, 296 residential and consumer loans, totaling $22.4 million, have been returned to non-deferral status.  Of these granted deferrals, 317 loans, totaling $117.8 million, were commercial real estate or other commercial and industrial loans. At March 31, 2021, 308 commercial real estate or other commercial and industrial loans, totaling $110.2 million, have been returned to non-deferral status. Therefore, at March 31, 2021, eight residential mortgage and consumer loans, totaling $793,000 and nine commercial real estate and other commercial and industrial loans, totaling $7.6 million remained in deferral status.  These loans still in deferral status therefore totaled $8.4 million and represented 0.97% of all loans outstanding at March 31, 2021. On an extremely limited basis, subject to discussions with specific borrowers and further analysis, additional deferral periods will potentially be granted.  To the extent that such modifications meet the criteria previously described above, certain loans currently in deferral status (and/or certain future deferrals) have not been classified as troubled debt restructurings nor classified as nonperforming at March 31, 2021. Loans not granted additional deferral periods have been, and will continue to be, categorized as nonaccrual loans if the borrowers fail to make the first scheduled payment following the end of the deferral period.

Application of Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow practices within the banking industry.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated annual financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions, and judgments.  Certain accounting policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.  Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value or when an asset or liability needs to be recorded contingent upon a future event.  Carrying assets and liabilities at fair value inherently results in more financial statement volatility.  The fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices or are provided by unaffiliated third-party sources, when available.  When third party information is not available, valuation adjustments are estimated in good faith by management.

The most significant accounting policies followed by the Company are presented in Note 1 to the annual audited consolidated financial statements.  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated annual financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the allowance for loan losses, deferred income taxes, pension obligations, the evaluation of, investment securities for other than temporary impairment, the estimation of fair values for accounting and disclosure purposes, and the evaluation of goodwill for impairment to be the accounting areas that require the most subjective and complex judgments.  These areas could be the most subject to revision as new information becomes available.

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

Effective in January 2018, the Company adopted a modification methodology that was at the time newly made available under the New York State tax code, affecting how the Company’s state income tax liability is computed.  Under this adopted methodology, management determined in the first quarter of 2019, it was unlikely that the Company would pay material income taxes to New York State in future periods under then-existing income tax laws in the State, and therefore in the quarter ended March 31, 2019, the Company established, through a charge to earnings, a valuation allowance in the amount of $136,000 in order to reserve against deferred tax assets related to New York State income taxes.  This valuation allowance against the value of those deferred tax assets was established to reduce the net deferred tax asset related to New York State income taxes to $0.  Management is continuously monitoring its future tax consequences to determine if the Company’s deferred taxes are properly stated.  In the first quarter of 2020, consistent with policy, management reviewed all facts and circumstances related to its deferred taxes and determined that based on the expected filings of future New York State tax returns, the valuation allowance created in 2019 was no longer needed.  Therefore management elected to eliminate its New York State net deferred tax asset valuation allowance during the quarter ended March 31, 2020.

On April 7, 2021, the New York State Legislature approved comprehensive tax legislation as part of the State’s 2022 Fiscal Year budget. The legislation includes increased taxes on businesses and high-income individuals among other tax law revisions.  Other provisions include amendments to the real estate transfer tax.

The legislation increases the corporate franchise tax rate to 7.25% from 6.5% for tax years beginning on or after January 1, 2021 and before January 1, 2024 for taxpayers with a business income base greater than $5.0 million.  In addition, the previously scheduled phase-out of the capital base tax has been delayed.  The rate of the capital base was to have been reduced to 0% starting in 2021.  The legislation imposes the tax at the rate of 0.1875% for tax years beginning on or after January 1, 2021 and before January 1, 2024, with the 0% rate to take effect in 2024.  Management is evaluating the projected impact on the Company’s financial condition and results of operations and believes that these provisions may increase the Company’s income tax expense in the future.  However, these potential increases in New York State income taxes are not expected to be material to the future results of the Company’s operations.

The Company’s effective tax rate typically differs from the 21% federal statutory tax rate due primarily to tax-exempt income from specific types of investment securities and loans, bank owned life insurance, and, to a much lesser degree, the utilization of low income housing tax credits, as well as a the effects of transitional adjustments related to state income taxes and certain taxes payable to states other than New York.  The effective tax rate was 20.6% for the three month period ended March 31, 2021.

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

Management performs an annual evaluation of our goodwill for possible impairment at each of our reporting units. Based on the results of the December 31, 2020 evaluation, management has determined that the carrying value of goodwill was not impaired as of that date. Management will continuously evaluate all relevant economic and operational factors potentially affecting the Bank or the fair value of its assets, including goodwill.  Should the current pandemic, or the future economic consequences thereof, require a significant and sustained change in the operations of the Bank, re-evaluations of the Bank’s goodwill valuation will be conducted on a more frequent basis.  The evaluation approach is described in Note 10 of the consolidated annual financial statements. Further information on the estimation of fair values can be found in Note 22 to the consolidated annual financial statements.

Recent Events

On March 29, 2021, the Company announced that its Board of Directors had declared a cash dividend of $0.07 per common and preferred share, and a cash dividend of $0.07 per notional share for the issued common stock Warrant.  The dividend was payable on May 7, 2021 to shareholders of record on April 15, 2021.

Overview and Results of Operations

The following represents the significant highlights of the Company’s operating results between the first quarter of 2021 and the first quarter of 2020.

•	Net income increased $464,000, or 27.5%, to $2.2 million.
•	Basic and diluted earnings per share both increased $0.07 to $0.36 per share.
•	Return on average assets increased six basis points to 0.68% as the increase in income outpaced the increase in average assets.
•

Net interest income, after provision for loan losses, increased $820,000, or 12.2%, to $7.5 million.  This increase was primarily a result of an $882,000, or 27%, decrease in total interest expense, combined with an increase in the average balances of interest-earning assets.

•

Net interest margin decreased by 18 basis points to 2.85%, primarily a result of a 67 basis point decrease in the average yield earned on average interest-earning assets, offset by a 52 basis point decrease in the average interest rate paid on average interest-bearing liabilities.

•	Total average interest-earning assets were $1.2 billion, an increase of $176.7 million, or 17.2%.
•	Total deposits increased $169.0 million, or 18.8%, to $1.1 .billion.
•	The effective income tax rate decreased 1.4% to 20.6% for the three months ended March 31, 2021, as compared to 22.0% for the same three month period in 2020.

The following reflects the significant changes in financial condition between March 31, 2021, December 31, 2020 and March 31, 2020.

•

Total assets increased $199.5 million, or 18.0%, to $1.3 billion at March 31, 2021 from $1.1 billion at March 31, 2020 and an increase of $79.7 million, or 6.5% at December 31, 2020. The increase was primarily due to increases in loans and investment securities.  The increases in loans were funded largely by increases in deposits, including brokered deposits.

•

The annualized net loan charge-offs to average loans ratio was 0.05% for the first quarter of 2021, compared to 0.07% for the first quarter of 2020, and 0.08% for the fourth quarter of 2020.  Nonperforming loans to total loans increased 185 basis points to 2.47% at March 31, 2021, compared to 0.62% at March 31, 2020. Nonperforming loans to total loans decreased 11 basis points to 2.47% at March 31, 2021, compared to 2.58% at December 31, 2020. Correspondingly, the ratio of the allowance for loan losses to nonperforming loans for first quarter 2021 was 64.16%, as compared to 205.87%, at March 31, 2020, and 59.89% at December 31, 2020.

The Company had net income of $2.2 million for the three months ended March 31, 2021 compared to net income of $1.7 million for the three months ended March 31, 2020.  The $464,000 increase in net income was primarily the result of an $882,000 decrease in interest expense, a $97,000 increase in noninterest income, and a decrease of $39,000 in provision for loan losses.  These fluctuations were partially offset by a $391,000 increase in noninterest expenses, a $101,000 decrease in interest and dividend income, and an increase in income tax expense of $94,000.

First quarter 2021 net interest income before the provision for loan losses was $8.6 million, an increase of $781,000, or 10.0%, compared to $7.8 million for the same quarter in 2020, primarily a result of an $882,000, or 27.0%, decrease in total interest expense.  Interest and dividend income in the first quarter of 2021 was $10.9 million, compared to $11.0 million in the first quarter of 2020. The decrease in interest and dividend income was a result of a 70 basis point decrease in the average yield earned on loans in the first quarter of 2021, compared to the same quarter in 2020, partially offset by an increase of $176.7 million in the average balance of interest-earning assets. This decrease in the average yield earned on loans was consistent with the general decline in the interest rate environment following the onset of the COVID-19 pandemic, as well as the effect that relatively lower-yielding PPP loan balances had on overall loan portfolio yields. The decrease in the first quarter of 2021 interest expense was primarily a result of a 52 basis point decrease in the average interest rate paid on average interest-bearing deposits.  As a result of the factors noted above, the net interest margin for the first quarter of 2021 was 2.85%, an 18 basis point decline compared to 3.03% for the first quarter of 2020.

First quarter 2021 noninterest income was $1.8 million, an increase of $97,000, or 5.5%, compared to $1.7 million for the same three-month period in 2020. Excluding gains on equity securities and the sales of loans and foreclosed real estate, as well as premises and equipment, recurring noninterest income for the first quarter of 2021 was $1.3 million, reflecting a $46,000, or 3.7%, improvement over the year-ago period.  The $97,000 increase in noninterest income in the quarter ended March 31, 2021, as compared to the same quarterly period in 2020, was primarily the result of an increase of $428,000 in net gains on marketable equity securities, a $201,000 increase on the gain on sale of premises and equipment, a $58,000 increase in debit card interchange fees, and a $41,000 increase in loan servicing fees.  These increases were partially offset by a decrease of $552,000 in net gains on sales of loans and foreclosed real estate and a $57,000 decrease in insurance agency revenue.  The increase in gains on marketable equity securities was directly correlated with the underlying stock price of those securities, which increased with improving market conditions.  The decrease in the gain on the sale of loans and foreclosed real estate was primarily the result of the prior year sale of $35.9 million in seasoned conforming residential mortgage loans that was completed in January 2020.  All other noninterest income categories decreased by $42,000, or 8.4%, in the three months ended March 31, 2021, as compared to the same prior year period.

Total noninterest expense for the first quarter of 2021 was $6.6 million, an increase of $391,000, or 6.3%, in comparison to $6.2 million for the same three-month period in 2020. The increase was primarily a result of higher professional and other services fees, salaries and employee benefits expense and audits and exams expense. Management believes that the increases in professional and other services fees, and audits and exams expense are primarily related to the Bank’s first year of increased internal controls testing under FDICIA requirements for institutions with assets greater than $1 billion and additional expenses for the Company as a result of the COVID-19 pandemic. Accordingly, the increases within these two categories of expenses are not expected to be representative of the levels of expenses expected in the remaining quarters of 2021.

Management extensively reviews recent trends in changes in the size and composition of the loan portfolio, historical loss experience, qualitative factors, and specific reserve needs on loans individually evaluated for impairment, in its determination of the adequacy of the allowance for loan losses.  The first quarter 2021 provision for loan losses was $1.0 million, compared to $1.1 million for the prior year quarter.  The first quarter 2021 provision for loan losses reflects a prudent addition to reserves considering loan growth, asset quality metrics, and continued COVID-19 economic uncertainty. The credit-sensitive portfolios continue to be carefully monitored, and the Bank will consistently apply its proven conservative loan classification and reserve building methodologies to the analysis of these portfolios.

In comparing the year-over-year first quarter periods, the return on average assets increased six basis points to 0.68% due to the combined effects of the increase in net income (the numerator in the ratio) and the increase in average assets (the denominator in the ratio). The Company’s net income increased $464,000, or 27.5%, which outpaced the increase in average assets. Average assets increased due to increases in average loans and average taxable investment securities of $88.5 million and $60.6 million, respectively in the first quarter of 2021 as compared to the same quarter of 2020.  Average deposits increased $149.6 million in the first quarter of 2021, as compared with the same quarter in 2020, due to strong growth in retail and commercial relationship deposits along with brokered deposit inflows, the seasonally-normal strong deposit inflows related to the Bank’s municipal depositor relationships and the Bank’s participation in the PPP.

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

	(Unaudited)
	For the three months ended March 31,
	2021			2020
			Average			Average
(Unaudited)	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$849,676	$8,847	4.16%	$761,214	$9,242	4.86%
Taxable investment securities	308,259	2,063	2.68%	247,651	1,762	2.85%
Tax-exempt investment securities	12,234	29	0.95%	1,364	7	2.05%
Fed funds sold and interest-earning deposits	32,414	3	0.04%	15,683	32	0.82%
Total interest-earning assets	1,202,583	10,942	3.64%	1,025,912	11,043	4.31%
Noninterest-earning assets:
Other assets	82,353			77,009
Allowance for loan losses	(13,057)			(8,704)
Net unrealized gains on available-for-sale securities	1,314			119
Total assets	$1,273,193			$1,094,336
Interest-bearing liabilities:
NOW accounts	$94,951	$57	0.24%	$75,845	$29	0.15%
Money management accounts	15,597	4	0.10%	14,184	5	0.14%
MMDA accounts	235,289	255	0.43%	194,458	402	0.83%
Savings and club accounts	111,317	33	0.12%	87,118	26	0.12%
Time deposits	399,176	1,178	1.18%	403,214	2,094	2.08%
Subordinated loans	39,412	557	5.65%	15,131	206	5.45%
Borrowings	85,070	298	1.40%	87,019	502	2.31%
Total interest-bearing liabilities	980,812	2,382	0.97%	876,969	3,264	1.49%
Noninterest-bearing liabilities:
Demand deposits	180,442			112,358
Other liabilities	11,944			12,059
Total liabilities	1,173,198			1,001,386
Shareholders' equity	99,995			92,950
Total liabilities & shareholders' equity	$1,273,193			$1,094,336
Net interest income		$8,560			$7,779
Net interest rate spread			2.67%			2.82%
Net interest margin			2.85%			3.03%
Ratio of average interest-earning assets to average interest-bearing liabilities			122.61%			116.98%

As indicated in the above table, net interest income, before provision for loan losses, increased $781,000, or 10.0%, to $8.6 million for the three months ended March 31, 2021, as compared to $7.8 million for the same prior year period. The increase was due principally to a decrease of $882,000, or 27.0%, in interest expense.  The decrease in interest expense was principally due to the 52 basis point decrease in the average rate paid on these liabilities, partially offset by the $103.8 million, or 11.8%, increase in the average balance of interest-bearing liabilities. These positive factors on net interest income were partially offset by the increase in the average balance of interest earning assets of $176.7 million, offset by a 67 basis point reduction in the average yield earned on these assets.   The above analysis should also be viewed in conjunction with the table below which reports the changes in net interest income attributable to rate and volume.

Interest and dividend income decreased $101,000, or 0.9%, to $10.9 million for the three months ended March 31, 2021 compared to $11.0 million for the same three-month period in 2020.  The decrease in interest and dividend income was due principally to a 70 basis point decrease in the average yield earned on the loan portfolio, partially offset by an increase of $88.5 million in the average balance of loans between the year-over-year first quarter periods. The increase in the average balance of loans reflected participation in the PPP loan program and purchased loan growth.  Interest income on investment securities increased $323,000 between the two comparable periods due to increased average balances of taxable and tax-exempt investment securities of $60.6 million and $10.9 million, respectively between the two periods, while the average yield on those portfolios decreased 17 and 110 basis points, respectively.

Interest expense for the three months ended March 31, 2021 decreased $882,000, or 27.0%, to $2.4 million when compared to the same prior year period.  Deposit interest expense decreased $1.0 million, or 40.3%, to $1.5 million due to a 61 basis point decrease in the average annualized rate paid on deposits to 0.71% for the three months ended March 31, 2021, as compared to 1.32% in the same three-month period in 2020.  These decreases were partially offset by the $81.5 million increase in the average balance of interest-bearing deposits. The decrease in the average rate of deposits was primarily due to 90 and 40 basis point decreases in the average rates paid on time deposits and money market deposit accounts (“MMDA”), respectively, during the three months ended March 31, 2021 as compared to the same time period in 2020 due to declining market rates during the first quarter of 2021.  The increase in the average balance of deposits was due to increases of $40.8 million in MMDA deposits, a $24.2 million increase in savings and club accounts and a $19.1 million increase in NOW accounts during the first quarter of 2021 as compared to the same period in 2020.  The increase in overall deposits was the result of customer activity, related to various governmental economic stimulus receipts deposited by both business and consumer customers in the first quarter of 2021, an increase in business deposits as a result of the Bank’s participation in the PPP program, along with increased short-term brokered deposit acceptances.   Interest expense on subordinated loans increased $351,000, or 170.4% for the three months ended March 31, 2021 as compared to the same three month period in 2020.  The average balance of subordinated loans increased $24.2 million, or 160.5%, between the two periods due to the issuance of $25.0 million in subordinated debt in October of 2020. The Company exercised its option to redeem $10.0 million of subordinated loans that were outstanding at March 31, 2021 on April 1, 2021. The redemption of this $10.0 million component of the Company’s outstanding subordinated debt will prospectively reduce interest expense after April 1, 2021 by $625,000 annually.

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

	Three months ended March 31,
	2021 vs. 2020
	Increase/(Decrease) Due to
			Total
			Increase
(In thousands)	Volume	Rate	(Decrease)
Interest Income:
Loans	$4,567	$(4,962)	$(395)
Taxable investment securities	928	(627)	301
Tax-exempt investment securities	67,867	(67,845)	22
Interest-earning deposits	114	(143)	(29)
Total interest income	73,476	(73,577)	(101)
Interest Expense:
NOW accounts	8	20	28
Money management accounts	3	(4)	(1)
MMDA accounts	426	(573)	(147)
Savings and club accounts	9	(2)	7
Time deposits	(21)	(895)	(916)
Subordinated loans	343	8	351
Borrowings	(11)	(193)	(204)
Total interest expense	757	(1,639)	(882)
Net change in net interest income	$72,719	$(71,938)	$781

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

Management extensively reviews recent trends in changes in the size and composition of the loan portfolio, historical loss experience, qualitative factors, and specific reserve needs on loans individually evaluated for impairment, in its determination of the adequacy of the allowance for loan losses. We recorded $1.0 million in provision for loan losses for the three-month period ended March 31, 2021 and $1.1 million in provision for loan losses for the three month period ended March 31, 2020.   The provisioning in 2021 and 2020 reflects a prudent addition to reserves considering loan growth, asset quality metrics, and continued COVID-19 economic uncertainty. The credit-sensitive portfolios continue to be carefully monitored, and the Bank will consistently apply its proven conservative loan classification and reserve building methodologies to the analysis of these portfolios. Outstanding loan balances, excluding PPP loans, increased $42.9 million, or 5.7%, in the quarter ended March 31, 2021, as compared to the same quarter in the previous year, and therefore required a corresponding increase in the estimable and probable loan losses inherent in the loan portfolio.

The Company measures delinquency based on the amount of past due loans as a percentage of total loans.  The ratio of delinquent loans to total loans increased to 2.01% at March 31, 2021 as compared to 1.85% at December 31, 2020.  Delinquent loans increased at a rate that was modestly more than the rate of increase in total loan balances, primarily driven by an increase of $1.8 million in loans delinquent 30-59 days, and an increase of $1.2 million in loans 60-89 days past due, partially offset by an $917,000 decrease in loans delinquent more than 90 days.  At March 31, 2021, there were $17.4 million in loans past due including $5.5 million in loans 30-59 days past due, $6.6 million in loans 60-89 days past due and $5.2 million in loans 90 or more days past due.  At December 31, 2020, there were $15.3 million in loans past due including $3.8 million in loans 30-59 days past due, $5.4 million in loans 60-89 days past due and $6.2 million in loans 90 or more days past due.

The increase of $2.1 million in total loans past due at March 31, 2021, as compared to December 31, 2020, was primarily due to an increase of $1.8 million in loans 30-59 days past due.  The increase in loans 30-59 days past due at March 31, 2021 as compared to December 31, 2020 was primarily due to the addition of one commercial real estate loan with an outstanding balance of $1.4 million.  Total loans 60-89 days past due increased in aggregate primarily due to the addition of one commercial real estate loan in the amount of $3.1 million, which was offset by a decrease in residential and consumer loans.  The decrease in loans 90 days or more past due was primarily a result of a decrease in commercial loans, residential mortgages and consumer loans that were 90 days or more past due.

The determination of the overall adequacy of the allowance for loan losses is also influenced by individual loan and borrower analyses that include reviews of such factors as the delinquency status of loans, assessments of underlying collateral sufficiency and/or the borrower’s documented resources outside of the specific loan relationship (referred to as the borrower’s “global” capacity to repay), personal or corporate guarantees, and the conclusions drawn from detailed discussions with borrowers.  Therefore, the level of loan delinquencies, while generally indicative of the potential levels of future loan charge-offs, are not wholly-definitive in making that determination. Management believes that the allowance for loan losses was adequate at March 31, 2021, based on its analyses of the totality of factors related to making that determination.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, including insurance agency commissions, and net gains on sales of securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

	For the three months ended
(Dollars in thousands)	March 31, 2021	March 31, 2020	Change
Service charges on deposit accounts	$331	$356	$(25)	-7.0%
Earnings and gain on bank owned life insurance	125	116	9	7.8%
Loan servicing fees	90	49	41	83.7%
Debit card interchange fees	221	163	58	35.6%
Insurance agency revenue	280	337	(57)	-16.9%
Other charges, commissions and fees	243	223	20	9.0%
Noninterest income before gains (losses)	1,290	1,244	46	3.7%
Net gains on sales and redemptions of investment securities	-	26	(26)	-100.0%
Gains/(losses) on marketable equity securities	234	(194)	428	220.6%
Net gains on sales of loans and foreclosed real estate	120	672	(552)	-82.1%
Gains on sale of premises and equipment	201	-	201	100.0%
Total noninterest income	$1,845	$1,748	$97	5.5%

The $97,000, or 5.5%, increase in noninterest income in the quarter ended March 31, 2021, as compared to the same quarterly period in 2020, was primarily the result of an increase of $428,000 in gains on marketable equity securities and

$201,000 in gains on sale of premises and equipment.  The increase in gains on marketable equity securities was directly correlated with the underlying stock price of those securities which increased with improving market conditions.  The increase in gains on premises and equipment was a result of the sale of property held in the Whispering Oaks subsidiary.  These increases were offset by a decrease in net gains on sales of loans and foreclosed real estate and net gains on sales and redemptions of investment securities, which decreased $552,000 and $26,000 when compared to the first quarter of 2020, respectively. All other noninterest income categories increased by $46,000, or 3.7%, in the three months ended March 31, 2021 as compared to the same prior year period primarily due to increases in debit interchange fees, loan servicing fees, and other charges, commissions and fees.  These increases were partially offset by a decrease in insurance agency revenue and deposit account fees of $57,000 and $25,000, respectively.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

	For the three months ended
(Dollars in thousands)	March 31, 2021	March 31, 2020	Change
Salaries and employee benefits	$3,341	$3,247	$94	2.9%
Building and occupancy	793	754	39	5.2%
Data processing	676	600	76	12.7%
Professional and other services	417	316	101	32.0%
Advertising	246	176	70	39.8%
FDIC assessments	198	189	9	4.8%
Audits and exams	202	125	77	61.6%
Insurance agency expense	202	192	10	5.2%
Community service activities	48	107	(59)	-55.1%
Foreclosed real estate expenses	6	30	(24)	-80.0%
Other expenses	507	509	(2)	-0.4%
Total noninterest expenses	$6,636	$6,245	$391	6.3%

Total noninterest expense for the first quarter of 2021 was $6.6 million, an increase of $391,000, or 6.3%, in comparison to $6.2 million for the same three-month period in 2020. The increase was primarily a result of higher professional and other services fees, salaries and employee benefit expense and audits and exams expense.

The detail of the components of the overall increase in noninterest expense is as follows:

•

The $101,000 increase in professional and other services and the $77,000 increase in audits and exams expense is primarily related to the Bank’s first year of increased internal controls testing under FDICIA requirements for institutions with assets greater than $1 billion and additional expenses placed on the Company as a result of the COVID-19 pandemic. Therefore, management does not believe that the levels of expenses within these two categories of expense are representative of the levels expected in the remaining quarters of 2021.

•

The increase in salaries and employee benefits of $94,000 was primarily due to increases in salaries, commissions, bonuses and associated payroll taxes and was offset by a decrease in employee benefits.

•	The $76,000 and $39,000 increase in data processing and building occupancy expenses, respectively, is consistent with the Company’s customer and operational growth.
•	Advertising expenses increased $70,000 and was primarily the result of increases in the level of brand awareness advertising expenditures primarily focused on the Onondaga County market.
•

All other noninterest expenses decreased in aggregate in the year-over-year three-month periods by a total of $66,000, or 6.4%. The Bank is continuously monitoring operating expenses to reduce the annual rate of growth in those operating expenses.  The decrease in the various categories of operating expense is consistent with this initiative.

Income Tax Expense

Income tax expense increased $94,000 to $549,000, with an effective tax rate of 20.6% for the quarter ended March 31, 2021, as compared to $455,000, with an effective tax rate of 22.0%, for the same three month period in 2020.

Effective in January 2018, the Company adopted a modification methodology that was at the time newly made available under the New York State tax code, affecting how the Company’s state income tax liability is computed.  Under this adopted methodology, management determined in the first quarter of 2019, it was unlikely that the Company would pay material income taxes to New York State in future periods under then-existing income tax laws in the State, and therefore in the quarter ended March 31, 2019, the Company established, through a charge to earnings, a valuation allowance in the amount of $136,000 in order to reserve against deferred tax assets related to New York State income taxes.  This valuation allowance against the value of those deferred tax assets was established to reduce the net deferred tax asset related to New York State income taxes to $0.  Management is continuously monitoring its future tax consequences to determine if the Company’s deferred taxes are properly stated.  In the first quarter of 2020, consistent with policy, management reviewed all facts and circumstances related to its deferred taxes and determined that based on the expected filings of future New York State tax returns, the valuation allowance created in 2019 was no longer needed.   Therefore management elected to eliminate its New York State net deferred tax asset valuation allowance during the quarter ended March 31, 2020.

On April 7, 2021, the New York State Legislature approved comprehensive tax legislation as part of the State’s 2022 Fiscal Year budget. The legislation includes increased taxes on businesses and high-income individuals among other tax law revisions.  Other provisions include amendments to the real estate transfer tax.

The legislation increases the corporate franchise tax rate to 7.25% from 6.5% for tax years beginning on or after January 1, 2021 and before January 1, 2024 for taxpayers with a business income base greater than $5.0 million.  In addition, the previously scheduled phase-out of the capital base tax has been delayed.  The rate of the capital base was to have been reduced to 0% starting in 2021.  The legislation imposes the tax at the rate of 0.1875% for tax years beginning on or after January 1, 2021 and before January 1, 2024, with the 0% rate to take effect in 2024.  Management is evaluating the projected impact on the Company’s financial condition and results of operations and believes that these provisions may increase the Company’s income tax expense in the future.  However, these potential increases in New York State income taxes are not expected to be material to the future results of the Company’s operations.

The Company’s effective tax rate typically differs from the 21% federal statutory tax rate due primarily to tax-exempt income from specific types of investment securities and loans, bank owned life insurance, and, to a much lesser degree, the utilization of low income housing tax credits, as well as the effects of transitional adjustments related to state income taxes and certain taxes payable to states other than New York.  In addition, the tax effects of certain incentive stock option activity may also reduce the Company’s effective tax rate on a sporadic basis.  During the quarter ended March 31, 2021, these effects reduced the Company’s effective tax rate by 0.3%.  The increase in income tax expense, as compared to the previous year’s same period, was primarily attributable to the year-over-year first quarter increase in pre-tax net income.

Earnings per Share

Basic and diluted earnings per share were $0.36 for the first quarter of 2021, as compared to $0.29 per basic and diluted share for the same quarter of 2020.  These $0.07 increases in basic and fully diluted earnings per share, respectively, were driven principally by the increase in net income between these two periods. Further information on earnings per share can be found in Note 3 of this Form 10-Q.

Changes in Financial Condition

Assets

Total assets increased $79.7 million, or 6.5%, to $1.3 billion at March 31, 2021, as compared to $1.2 billion at December 31, 2020.  This increase was due primarily to increases in cash and cash equivalents, investment securities, loans and bank owned life insurance.

Cash and cash equivalents increased $8.5 million, or 19.6%, to $52.0 million at March 31, 2021, as compared to $43.5 million at December 31, 2020. This increase in cash and cash equivalents was transitory in nature.  Total restricted cash was $1.6 million at March 31, 2021 and December 31, 2020.

Investment securities increased $25.6 million, or 8.4%, to $331.4 million at March 31, 2021, as compared to $305.7 million at December 31, 2020, due principally to purchases of securities during the first quarter of 2021.

Total net loans receivable increased $38.9 million, or 4.8%, to $851.6 million at March 31, 2021 from $812.7 million at December 31, 2020. This increase was primarily the result of an increase in commercial loans of $27.3 million and a $14.6 million increase in consumer loans during the first quarter of 2021.  The increase in commercial loans was primarily due to increases of $11.6 million in advances to customers on commercial lines of credit, a net $11.2 million increase in outstanding PPP loan balances and a $2.9 million increase in commercial real estate loans. The increase in consumer loans was due to the $17.1 million purchase of a pool of secured consumer installment loans, partially offset by a decrease in home equity and junior lien loans of $2.4 million.

Bank owned life insurance increased $5.1 million due to the $5.0 million purchase of additional coverage on bank owned life insurance policies.

Liabilities

Total liabilities increased $77.2 million to $1.2 billion at March 31, 2021 compared to $1.1 billion at December 31, 2020.  Deposits increased $73.0 million, or 7.3%, to $1.1 billion at March 31, 2021, compared to $995.9 million at December 31, 2020.  Noninterest-bearing deposits were up $35.4 million, or 21.9%, from the 2020 year end, primarily the result of the Bank’s participation in the PPP, as well as ongoing growth in business banking relationships. The increase in deposits compared to December 31, 2020 was due to growth in retail and commercial relationship deposits  The Bank utilizes the Certificates of Deposit Account Registry Service (“CDARS”) provided by Promontory Interfinancial Network and other deposits acquired through unaffiliated financial institutions as forms of brokered deposits.  At March 31, 2021, deposits obtained through the use of these services decreased $5.8 million to $164.1 million as compared to $170.0 million at December 31, 2020. Borrowed funds balances from the FHLB-NY increased $4.4 million, or 5.4%, to $86.5 million at March 31, 2021 from $82.1 million at December 31, 2020.

Shareholders’ Equity

The Company’s shareholders’ equity, exclusive of the noncontrolling interest, increased $2.5 million to $99.9 million at March 31, 2021 from $97.5 million at December 31, 2020.  This increase in shareholders’ equity during the quarter ended March 31, 2021 was principally due to a $1.7 million increase in retained earnings, a $468,000 decrease in accumulated other comprehensive loss, a $234,000 increase in paid-in capital, and a $45,000 increase in earned ESOP shares.

The increase in retained earnings resulted from $2.2 million in net income recorded in the first three months of 2021.  Retained earnings was partially offset by $312,000 for cash dividends declared on our common stock, $97,000 for cash dividends declared on our preferred stock, and $9,000 for cash dividends declared on our issued warrant.

Capital

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its banking operations.  This strong capital position serves to support growth and expansion activities while at the same time exceeding regulatory standards.  At March 31, 2021, the Bank met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 8%, Tier 1 common equity exceeding 6.5%, and a total risk-based capital ratio exceeding 10%.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The buffer is separate from the capital ratios required under the Prompt Corrective Actions (“PCA”) standards. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum levels of the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity.  The capital conservation buffer requirement is now fully implemented at 2.5% of risk-weighted assets. At March 31, 2021, the Bank exceeded all regulatory required minimum capital ratios, including the capital buffer requirements.

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

Pathfinder Bank’s capital amounts and ratios as of the indicated dates are presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be "Well-Capitalized" Under Prompt Corrective Provisions		Minimum For Capital Adequacy with Buffer
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2021:
Total Core Capital (to Risk-Weighted Assets)	$118,007	13.48%	$70,052	8.00%	$87,565	10.00%	$91,943	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$107,027	12.22%	$52,539	6.00%	$70,052	8.00%	$74,430	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$107,027	12.22%	$39,404	4.50%	$56,917	6.50%	$61,296	7.00%
Tier 1 Capital (to Assets)	$107,027	8.49%	$50,409	4.00%	$63,011	5.00%	$63,011	5.00%
As of December 31, 2020
Total Core Capital (to Risk-Weighted Assets)	$115,289	13.13%	$70,270	8.00%	$87,838	10.00%	$92,230	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$104,287	11.87%	$52,703	6.00%	$70,270	8.00%	$74,662	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$104,287	11.87%	$39,527	4.50%	$57,095	6.50%	$61,487	7.00%
Tier 1 Capital (to Assets)	$104,287	8.63%	$48,314	4.00%	$60,392	5.00%	$60,392	5.00%

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

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Regulatory Capital Ratios (Bank Only)
Total capital (to risk-weighted assets)
Total equity (GAAP)	$109,924	$106,720
Goodwill	(4,536)	(4,536)
Intangible assets	(129)	(133)
Addback: Accumulated other comprehensive income	1,768	2,236
Total Tier 1 Capital	$107,027	$104,287
Allowance for loan and lease losses	10,980	11,002
Total Tier 2 Capital	$10,980	$11,002
Total Tier 1 plus Tier 2 Capital (numerator)	$118,007	$115,289
Risk-weighted assets (denominator)	875,652	878,380
Total core capital to risk-weighted assets	13.48%	13.13%

Tier 1 capital (to risk-weighted assets)
Total Tier 1 capital (numerator)	$107,027	$104,287
Risk-weighted assets (denominator)	875,652	878,380
Total capital to risk-weighted assets	12.22%	11.87%

Tier 1 capital (to adjusted assets)
Total Tier 1 capital (numerator)	$107,027	$104,287
Total average assets	1,264,881	1,212,512
Goodwill	(4,536)	(4,536)
Intangible assets	(129)	(133)
Adjusted assets (denominator)	$1,260,216	$1,207,843
Total capital to adjusted assets	8.49%	8.63%

Tier 1 Common Equity (to risk-weighted assets)
Total Tier 1 capital (numerator)	$107,027	$104,287
Risk-weighted assets (denominator)	875,652	878,380
Total Tier 1 Common Equity to risk-weighted assets	12.22%	11.87%

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of non-performing assets at the indicated dates:

	March 31,	December 31,	March 31,
(Dollars In thousands)	2021	2020	2020
Nonaccrual loans:
Commercial and commercial real estate loans	$17,842	$17,978	$2,969
Consumer	602	747	657
Residential mortgage loans	2,899	2,608	1,040
Total nonaccrual loans	21,343	21,333	4,666
Total nonperforming loans	21,343	21,333	4,666
Foreclosed real estate	-	-	58
Total nonperforming assets	$21,343	$21,333	$4,724

Accruing troubled debt restructurings	$5,378	$3,554	$2,033

Nonperforming loans to total loans	2.47%	2.58%	0.62%
Nonperforming assets to total assets	1.63%	1.74%	0.43%

Nonperforming assets include nonaccrual loans, nonaccrual troubled debt restructurings (“TDR”), and foreclosed real estate (‘‘FRE”). The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more.  There are no loans that are past due 90 days or more and still accruing interest at the dates indicated in the table above.  Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity.  TDRs are included in the above table within the categories of nonaccrual loans or accruing TDRs.  There were three nonaccruing TDR loans, with an aggregate carrying value of $1.6 million included among the nonaccrual loans detailed in the table above at March 31, 2021.

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

As indicated in the table above, nonperforming assets at March 31, 2021 were $21.3 million and were consistent with the $21.3 million reported at December 31, 2020 and increased $16.6 million from March 31, 2020.  The increase from March 31, 2020 was due primarily to an increase of $14.9 million in nonperforming commercial loans and a $1.9 million increase in nonperforming residential loans, partially offset by a decrease of $55,000 in nonperforming consumer loans and residential mortgages loans and a $58,000 decrease in FRE.

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

The allowance for loan losses represents management’s estimate of the probable losses inherent in the loan portfolio as of the date of the statement of condition.  The allowance for loan losses was $13.7 million and $12.8 million at March 31, 2021 and December 31, 2020, respectively.  The ratio of the allowance for loan losses to total loans increased 3 basis points to 1.58% at March 31, 2021 from 1.55% at December 31, 2020.  Management performs a quarterly evaluation of the allowance for loan losses based on quantitative and qualitative factors and has determined that the current level of the allowance for loan losses is adequate to absorb the losses in the loan portfolio as of March 31, 2021.

The Company considers a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan.   The measurement of impaired loans is generally based upon the fair value of the collateral, with a portion of the impaired loans measured based upon the present value of future cash flows discounted at the historical effective interest rate.  A specific reserve is established for an impaired loan if its carrying value exceeds its estimated fair value.  The estimated fair values of the majority of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral.  For loans secured by real estate, estimated fair values are determined primarily through third-party appraisals or broker price opinions.  When a loan is determined to be impaired, the Bank will reevaluate the collateral which secures the loan. For real estate, the Company will obtain a new appraisal or broker’s opinion whichever is considered to provide the most accurate value in the event of sale. An evaluation of equipment held as collateral will be obtained from a firm able to provide such an evaluation. Collateral will be inspected not less than annually for all impaired loans and will be reevaluated not less than every two years. Appraised values and broker opinion values are discounted due to the market’s perception of a reduced price of Bank-owned property and the Bank’s desire to sell the property quicker to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value.  The discounts also include estimated costs to sell the property.  At March 31, 2021 and December 31, 2020, the Company had $23.4 million and $22.8 million in loans, which were deemed to be impaired, having established specific reserves of $2.9 million and $2.8 million, respectively, on these loans.

Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in those loans being included in future impaired loan reporting.  Potential problem loans totaled $26.7 million as of March 31, 2021, an increase of $3.6 million, or 15.3%, as compared to $23.1 million at December 31, 2020.  These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired.

In the normal course of business, the Bank sells residential mortgage loans and, infrequently, participation interests in commercial loans. As is typical in the industry, the Bank makes certain representations and warranties to the buyer of those loans. The Bank maintains a quality control program for closed loans and considers the risks and uncertainties associated with potential repurchase requirements related to sold loans to be minimal.

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

For the first three months of 2021, cash and cash equivalents increased by $8.5 million. The Company reported net cash flows from financing activities of $77.2 million generated primarily by increased customer deposit balances of $78.8 million. The increase in deposits was the result of organic growth in consumer, business and municipal segments within our existing marketplace.  This increase was combined with an increase in net cash of $4.5 million from borrowings and was offset by dividends paid to common and preferred shareholders, and decreased balances in brokered deposits.  The Company reported net cash outflows from investing activities of $72.0 million, primarily due to the purchase of securities and funding of loans, offset by proceeds and principal reductions in investment securities.   Additionally, $3.3 million was provided through operating activities, primarily from the sale of residential loans to the secondary market.

The Company has a number of existing credit facilities available to it. At March 31, 2021, total credit available to the Company under the existing lines of credit was approximately $146.7 million at FHLBNY, the Federal Reserve Bank, and two other correspondent banks. As of March 31, 2021, the Company had $86.5 million of the available lines of credit utilized on its existing lines of credit with $60.2 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of March 31, 2021, management reported to the Board of Directors that the Company was in compliance with its liquidity policy guidelines.

Off-Balance Sheet Arrangements

The Company is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  At March 31, 2021, the Company had $180.1 million in outstanding commitments to extend credit and standby letters of credit.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information relating to this item.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer), management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021.  The term “disclosure controls and procedures,” under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our CEO and CFO concluded that, solely as a result of the material weaknesses in internal control over financial reporting described below, which continued to exist as of March 31, 2021, our disclosure controls and procedures were not effective as of March 31, 2021.

Previously Disclosed Material Weakness

The Company disclosed in Item 8 – Financial Statements and Supplementary Data in its Annual Report on Form 10-K for the year ended December 31, 2020 two areas that, under applicable SEC accounting rules, each constituted a “material weakness.”  The first material weakness identified ineffectiveness in the controls related to Related Party (as defined in applicable regulations) transactions that included procedural and documentary deficiencies related to underwriting risk ratings and the completeness of borrower reviews.  The second identified area of material weakness related to loan authorization, disbursement and file maintenance controls.  As a result of the material weaknesses described above, management has concluded that, as of March 31, 2021, our internal control over financial reporting was not effective.

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

Management is committed to maintaining a strong internal control environment and believes these remediation efforts will result in an improvement in existing controls. Management anticipates that the new controls, as implemented and when tested for a sufficient period of time, will remediate the material weaknesses. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or modify certain activities of the remediation measures described above.

Changes in Internal Control over Financial Reporting

There were no changes made in our internal controls during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At March 31, 2021, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material and adverse effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2021 through January 31, 2021	-	$-	-	74,292

February 1, 2021 through February 28, 2021	-	$-	-	74,292

March 1, 2021 through March 31, 2021	-	$-	-	74,292

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

PATHFINDER BANCORP, INC.

(Registrant)

May 17, 2021	/s/ Thomas W. Schneider
Thomas W. Schneider
President and Chief Executive Officer

May 17, 2021	/s/ Walter F. Rusnak
Walter F. Rusnak
Senior Vice President and Chief Financial Officer