Form 10-Q
period 2021-06-30
Pathfinder Bancorp, Inc.
filed 2021-08-16
CIK 1609065

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 13, 2021, there were 4,562,301 shares outstanding of the registrant’s Voting common stock and 1,380,283 shares outstanding of the registrant’s Series A Non-Voting common stock.

Table of Contents

PATHFINDER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.

Consolidated Statements of Condition

(Unaudited)

	June 30,	December 31,
(In thousands, except share and per share data)	2021	2020
ASSETS:
Cash and due from banks (including restricted balances of $1,600 and $1,600, respectively)	$13,006	$14,906
Interest-earning deposits (including restricted balances of $0 and $0, respectively)	28,148	28,558
Total cash and cash equivalents	41,154	43,464
Available-for-sale securities, at fair value	157,559	128,261
Held-to-maturity securities, at amortized cost (fair value of $165,997 and $174,935, respectively)	162,432	171,224
Marketable equity securities, at fair value	2,133	1,850
Federal Home Loan Bank stock, at cost	4,487	4,390
Loans	834,239	823,969
Loans held-for-sale	713	1,526
Less: Allowance for loan losses	14,603	12,777
Loans receivable, net	820,349	812,718
Premises and equipment, net	22,195	22,264
Operating lease right-of-use assets	2,172	2,240
Accrued interest receivable	4,539	4,549
Intangible assets, net	125	133
Goodwill	4,536	4,536
Bank owned life insurance	23,117	17,864
Other assets	14,893	13,950
Total assets	$1,259,691	$1,227,443

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$848,010	$833,850
Noninterest-bearing	183,660	162,057
Total deposits	1,031,670	995,907
Short-term borrowings	2,000	4,020
Long-term borrowings	81,734	78,030
Subordinated loans	29,482	39,400
Accrued interest payable	145	193
Operating lease liabilities	2,467	2,525
Other liabilities	8,661	9,646
Total liabilities	1,156,159	1,129,721
Shareholders' equity:
Preferred stock, par value $0.01 per share; no liquidation preference; 10,000,000 shares authorized; 0 and 1,380,283 shares issued and outstanding, respectively	-	14
Voting common stock, par value $0.01; 25,000,000 authorized shares; 4,562,301 and 4,531,383 shares issued and outstanding, respectively	45	45
Non-Voting common stock, par value $0.01; 1,505,283 authorized shares; 1,380,283 and 0 shares issued and outstanding, respectively	14	-
Additional paid in capital	50,451	50,024
Retained earnings	54,545	50,284
Accumulated other comprehensive loss	(1,235)	(2,236)
Unearned ESOP	(585)	(675)
Total Pathfinder Bancorp, Inc. shareholders' equity	103,235	97,456
Noncontrolling interest	297	266
Total equity	103,532	97,722
Total liabilities and shareholders' equity	$1,259,691	$1,227,443

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended		For the six months ended
(In thousands, except per share data)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest and dividend income:
Loans, including fees	$9,784	$8,832	$18,631	$18,074
Debt securities:
Taxable	2,152	1,549	4,128	3,241
Tax-exempt	42	52	71	59
Dividends	87	64	174	134
Federal funds sold and interest earning deposits	1	17	4	49
Total interest and dividend income	12,066	10,514	23,008	21,557
Interest expense:
Interest on deposits	1,144	2,204	2,671	4,760
Interest on short-term borrowings	3	39	6	96
Interest on long-term borrowings	296	439	591	884
Interest on subordinated loans	408	192	965	398
Total interest expense	1,851	2,874	4,233	6,138
Net interest income	10,215	7,640	18,775	15,419
Provision for loan losses	929	1,146	1,957	2,213
Net interest income after provision for loan losses	9,286	6,494	16,818	13,206
Noninterest income:
Service charges on deposit accounts	357	303	689	659
Earnings and gain on bank owned life insurance	129	106	254	222
Loan servicing fees	11	79	101	128
Net gains on sales and redemptions of investment securities	51	1,023	51	1,049
Gains (losses) on marketable equity securities	49	(722)	283	(916)
Net gains on sales of loans and foreclosed real estate	39	97	159	769
Net gains on sale of premises and equipment	-	-	201	-
Debit card interchange fees	241	205	462	368
Insurance agency revenue	234	185	514	522
Other charges, commissions & fees	323	255	565	478
Total noninterest income	1,434	1,531	3,279	3,279
Noninterest expense:
Salaries and employee benefits	3,501	2,972	6,842	6,219
Building and occupancy	870	707	1,663	1,461
Data processing	654	552	1,330	1,152
Professional and other services	451	301	868	617
Advertising	259	261	505	437
FDIC assessments	232	150	430	339
Audits and exams	177	125	379	250
Insurance agency expense	194	212	400	404
Community service activities	34	12	122	119
Foreclosed real estate expenses	16	5	22	35
Other expenses	457	461	920	970
Total noninterest expense	6,845	5,758	13,481	12,003
Income before income taxes	3,875	2,267	6,616	4,482
Provision for income taxes	851	439	1,400	894
Net income attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	3,024	1,828	5,216	3,588
Net income (loss) attributable to noncontrolling interest	15	(13)	53	57
Net income attributable to Pathfinder Bancorp Inc.	$3,009	$1,841	$5,163	$3,531

Voting Earnings per common share - basic	$0.50	$0.31	$0.87	$0.60
Voting Earnings per common share - diluted	$0.50	$0.31	$0.87	$0.60
Series A Non-Voting Earnings per common share- basic	$0.51	$-	$0.87	$-
Series A Non-Voting Earnings per common share - diluted	$0.51	$-	$0.87	$-
Dividends per common share (Voting and Series A Non-Voting)	$0.07	$0.06	$0.14	$0.12

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended		For the six months ended
(In thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net Income	$3,024	$1,828	$5,216	$3,588

Other Comprehensive Income (Loss)

Retirement Plans:
Retirement plan net losses recognized in plan expenses	26	59	53	117

Unrealized holding gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	597	4,393	963	760
Reclassification adjustment for net gains included in net income	-	(873)	-	(899)
Net unrealized gains (losses) on available-for-sale securities	597	3,520	963	(139)

Derivatives and hedging activities:
Unrealized holding gains (losses) arising during the period	93	(184)	327	(1,528)
Net unrealized gains (losses) on derivatives and hedging activities	93	(184)	327	(1,528)

Accretion of net unrealized loss on securities transferred to held-to- maturity(1)	6	10	13	19

Other comprehensive income (loss), before tax	722	3,405	1,356	(1,531)
Tax effect	(189)	(715)	(355)	321
Other comprehensive income (loss) , net of tax	533	2,690	1,001	(1,210)
Comprehensive income	$3,557	$4,518	$6,217	$2,378
Comprehensive income (loss), attributable to noncontrolling interest	$15	$(13)	$53	$57
Comprehensive income attributable to Pathfinder Bancorp, Inc.	$3,542	$4,531	$6,164	$2,321

Tax Effect Allocated to Each Component of Other Comprehensive Income (Loss)
Retirement plan net losses recognized in plan expenses	$(7)	$(12)	$(15)	$(24)
Unrealized holding gains (losses) on available-for-sale securities arising during the period	(156)	(923)	(251)	(160)
Reclassification adjustment for net gains included in net income	-	183	-	189
Unrealized gains (losses) on derivatives and hedging arising during the period	(24)	39	(85)	321
Accretion of net unrealized loss on securities transferred to held-to- maturity(1)	(2)	(2)	(4)	(5)
Income tax effect related to other comprehensive income (loss)	$(189)	$(715)	$(355)	$321

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

Pathfinder Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended June 30, 2021 and June 30, 2020

(Unaudited)

(In thousands, except share and per share data)	Preferred Stock	Common Stock	Non-Voting Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP	Non-controlling Interest	Total
Balance, March 31, 2021	$14	$45	$-	$50,258	$52,020	$(1,768)	$(630)	$304	$100,243
Net income	-	-	-	-	3,009	-	-	15	3,024
Conversion of Preferred stock to Non-Voting common stock	(14)	-	14	-	-	-	-	-	-
Other comprehensive income, net of tax	-	-	-	-	-	533	-	-	533
ESOP shares earned (6,110 shares)	-	-	-	47	-	-	45	-	92
Restricted stock units (13,436 shares issued)	-	-	-	-	-	-	-	-	-
Stock based compensation	-	-	-	55	-	-	-	-	55
Stock options exercised	-	-	-	58	-	-	-	-	58
Common stock dividends declared ($0.07 per share)	-	-	-	-	(314)	-	-	-	(314)
Non-Voting common stock dividends declared ($0.07 per share)	-	-	-	-	(97)	-	-	-	(97)
Warrant dividends declared ($0.07 per share)	-	-	-	-	(8)	-	-	-	(8)
Capital transfer from affiliates	-	-	-	-	-	-	-	-	-
Cumulative effect of affiliate capital allocation	-	-	-	33	(65)	-	-	32	-
Distributions from affiliates	-	-	-	-	-	-	-	(54)	(54)
Balance, June 30, 2021	$-	$45	$14	$50,451	$54,545	$(1,235)	$(585)	$297	$103,532

Balance, March 31, 2020	$12	$47	$-	$49,659	$46,174	$(7,077)	$(809)	$305	$88,311
Net income	-	-	-	-	1,841	-	-	(13)	1,828
Other comprehensive income, net of tax	-	-	-	-	-	2,690	-	-	2,690
ESOP shares earned (6,110 shares)	-	-	-	15	-	-	44	-	59
Restricted stock units (13,437 shares issued)	-	-	-	-	-	-	-	-	-
Stock based compensation	-	-	-	73	-	-	-	-	73
Stock options exercised	-	1	-	-	-	-	-	-	1
Common stock dividends declared ($0.06 per share)	-	-	-	-	(279)	-	-	-	(279)
Preferred stock dividends declared ($0.06 per share)	-	-	-	-	(69)	-	-	-	(69)
Warrant dividends declared ($0.06 per share)	-	-	-	-	(7)	-	-	-	(7)
Distributions from affiliates	-	-	-	-	-	-	-	-	-
Balance, June 30, 2020	$12	$48	$-	$49,747	$47,660	$(4,387)	$(765)	$292	$92,607

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Six months ended June 30, 2021 and June 30, 2020

(Unaudited)

(In thousands, except share and per share data)	Preferred Stock	Common Stock	Non-Voting Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP	Non-controlling Interest	Total
Balance, January 1, 2021	$14	$45	$-	$50,024	$50,284	$(2,236)	$(675)	$266	$97,722
Net income	-	-	-	-	5,163	-	-	53	5,216
Conversion of Preferred stock to Non-Voting common stock	(14)	-	14	-	-	-	-	-	-
Other comprehensive income, net of tax	-	-	-	-	-	1,001	-	-	1,001
ESOP shares earned (12,221 shares)	-	-	-	84	-	-	90	-	174
Restricted stock units vested (13,436 shares issued)	-	-	-	-	-	-	-	-	-
Stock based compensation	-	-	-	148	-	-	-	-	148
Stock options exercised	-	-	-	162	-	-	-	-	162
Common stock dividends declared ($0.14 per share)	-	-	-	-	(626)	-	-	-	(626)
Non-Voting common stock dividends declared ($0.07 per share)	-	-	-	-	(97)	-	-	-	(97)
Preferred stock dividends declared ($0.07 per share)	-	-	-	-	(97)	-	-	-	(97)
Warrant dividends declared ($0.14 per share)	-	-	-	-	(17)	-	-	-	(17)
Cumulative effect of affiliate capital allocation	-	-	-	33	(65)	-	-	32	-
Distributions from affiliates	-	-	-	-	-	-	-	(54)	(54)
Balance, June 30, 2021	$-	$45	$14	$50,451	$54,545	$(1,235)	$(585)	$297	$103,532

Balance, January 1, 2020	$12	$47	$-	$49,362	$44,839	$(2,971)	$(855)	$235	$90,669
Net income	-	-		-	3,531	-	-	57	3,588
Reevaluation of deferred tax asset valuation allowance (1)	-	-	-	-	-	(206)	-	-	(206)
Other comprehensive loss, net of tax	-	-	-	-	-	(1,210)	-	-	(1,210)
ESOP shares earned (12,221 shares)	-	-	-	52	-	-	90	-	142
Restricted stock units (13,437 shares issued)	-	-	-	-	-	-	-	-	-
Stock based compensation	-	-	-	139	-	-	-	-	139
Stock options exercised	-	1	-	194	-	-	-	-	195
Common stock dividends declared ($0.12 per share)	-	-	-	-	(557)	-	-	-	(557)
Preferred stock dividends declared ($0.12 per share)	-	-	-	-	(138)	-	-	-	(138)
Warrant dividends declared ($0.12 per share)	-	-	-	-	(15)	-	-		(15)
Distributions from affiliates	-	-	-	-	-	-	-	-	-
Balance, June 30, 2020	$12	$48	$-	$49,747	$47,660	$(4,387)	$(765)	$292	$92,607

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

Pathfinder Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
(In thousands)	2021	2020
OPERATING ACTIVITIES
Net income attributable to Pathfinder Bancorp, Inc.	$5,163	$3,531
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	1,957	2,213
Amortization of operating leases	10	11
Proceeds from sales of loans	4,634	40,498
Originations of loans held-for-sale	(3,662)	(3,790)
Realized losses (gains) on sales, redemptions and calls of:
Real estate acquired through foreclosure	-	4
Loans	(159)	(773)
Available-for-sale investment securities	-	(1,014)
Held-to-maturity investment securities	(51)	(35)
Premises and equipment	(201)	-
Marketable equity securities	(283)	916
Depreciation	909	824
Amortization of mortgage servicing rights	(5)	(298)
Amortization of deferred loan costs	983	137
Amortization of deferred financing from subordinated debt	82	17
Earnings on bank owned life insurance	(254)	(222)
Net amortization of premiums and discounts on investment securities	1,310	637
Amortization of intangible assets	8	8
Stock based compensation and ESOP expense	322	281
Net change in accrued interest receivable	10	(1,261)
Payment of executive deferred compensation and SERP contracts, expensed in prior periods	(571)	-
Net change in other assets and liabilities	(1,617)	(1,363)
Net cash flows from operating activities	8,585	40,321
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(72,642)	(79,052)
Purchase of investment securities held-to-maturity	(23,248)	(39,552)
Purchase of Federal Home Loan Bank stock	(3,562)	(1,176)
Proceeds from redemption of Federal Home Loan Bank stock	3,465	1,919
Proceeds from maturities and principal reductions of investment securities available-for-sale	42,083	47,457
Proceeds from maturities and principal reductions of investment securities held-to-maturity	30,753	19,523
Proceeds from sales, redemptions and calls of:
Available-for-sale investment securities	500	24,768
Held-to-maturity investment securities	1,112	1,589
Real estate acquired through foreclosure	-	116
Purchase of bank owned life insurance	(5,000)	-
Net change in loans	(10,571)	(61,017)
Purchase of premises and equipment	(870)	(436)
Proceeds from sale of premises and equipment	231	-
Net cash flows from investing activities	(37,749)	(85,861)

FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts, money management deposit accounts, MMDA accounts and escrow deposits	65,864	100,069
Net change in time deposits	(3,188)	(39,454)
Net change in brokered deposits	(26,913)	28,085
Net change in short-term borrowings	(2,020)	(14,980)
Payments on long-term borrowings	(3,391)	(18,060)
Proceeds from long-term borrowings	7,095	15,312
Payments on sub-debt borrowings	(10,000)	-
Proceeds from exercise of stock options	162	195
Cash dividends paid to common shareholders	(589)	(567)
Cash dividends paid to preferred shareholders	(180)	(139)
Cash dividends paid on warrants	(17)	(15)
Change in noncontrolling interest, net	31	57
Net cash flows from financing activities	26,854	70,503
Change in cash and cash equivalents	(2,310)	24,963
Cash and cash equivalents at beginning of period	43,464	20,160
Cash and cash equivalents at end of period	$41,154	$45,123
CASH PAID DURING THE PERIOD FOR:
Interest	$4,282	$6,259
Income taxes	755	550
NON-CASH INVESTING ACTIVITY
Real estate acquired in exchange for loans	-	58
RESTRICTED CASH
Collateral deposits for hedge position included in cash and due from banks	1,600	1,600

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1:   Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc., (the “Company”), Pathfinder Bank (the “Bank”) and its other wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Certain amounts in the 2020 consolidated financial statements may have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income or comprehensive income as previously reported.  Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021 or any other interim period.

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow practices within the banking industry.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions, and judgments.  Certain accounting policies inherently have a greater reliance on the use of estimates, assumptions, and judgments, and as such have a greater possibility of producing results that could be materially different than originally reported.  Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value or when an asset or liability needs to be recorded contingent upon a future event.  Carrying assets and liabilities at fair value inherently results in more financial statement volatility.  The fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices or are provided by unaffiliated third-party sources, when available.  When third party information is not available, valuation adjustments are estimated in good faith by management.

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

Standards Adopted as of June 30, 2021
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

Standards Not Yet Adopted as of June 30, 2021
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

January 1, 2023 (early adoption was permitted as of January 1, 2019)

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

January 1, 2023 (early adoption was permitted as of January 1, 2019).  The effective dates and transition requirements for the amendments are the same as the effective dates and transition requirements in Update 2016-13.

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
Earnings Per Share, Debt Modifications and Extinguishments, Stock Compensation, and Derivatives and Hedging- Contacts in Entity's own Equity (ASU 2011-04)

The amendments in this Update affect all entities that issue freestanding written call options that are classified in equity. Specifically, the amendments affect those entities when a freestanding equity-classified written call option is modified or exchanged and remains equity classified after the modification or exchange. The amendments that relate to the recognition and measurement of EPS for certain modifications or exchanges of freestanding equity-classified written call options affect entities that present EPS in accordance with the guidance in Topic 260, Earnings Per Share.  The amendments in this Update do not apply to modifications or exchanges of financial instruments that are within the scope of another Topic. That is, accounting for those instruments continues to be subject to the requirements in other Topics.  The amendments in this Update do not affect a holder‘s accounting for freestanding call options.

The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt the amendments in this Update in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period.

The adoption of this ASU is expected to have no material impact to the Company's consolidated statements of condition or income as the Company does not have any freestanding equities with a written call option.

Standard	Description	Required Date of Implementation	Effect on Consolidated Financial Statements
Leases- Topic 842 (ASU 2021-05)

The amendments in this Update affect lessors with lease contracts that (1) have variable lease payments that do not depend on a reference index or a rate and (2) would have resulted in the recognition of a selling loss at lease commencement if classified as sales-type or direct financing. The amendment requires that a lessor determine whether a lease should be classified as a sales-type lease or a direct financing lease at lease commencement on the basis of specified classification criteria (see paragraphs 842-10-25-2 through 25-3). Under ASC  842, a lessor is not permitted to estimate most variable payments and must exclude variable payments that are not estimated and do not depend on a reference index or a rate from the lease receivable. Subsequently, those excluded variable payments are recognized entirely as lease income when the changes in facts and circumstances on which those variable payments are based occur. Consequently, the net investment in the lease for a sales-type lease or a direct financing lease with variable payments of a certain magnitude that do not depend on a reference index or a rate may be less than the carrying amount of the underlying asset derecognized at lease commencement. As a result, the lessor recognizes a selling loss at lease commencement (hereinafter referred to as a day-one loss) even if the lessor expects the arrangement to be profitable overall.  The amendments in this Update address stakeholders' concerns by amending the lease classification requirements for lessors to align them with practice under ASC 840. Lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if both of the following criteria are met: (1) The lease would have been classified as a sales-type lease or a direct financing lease in accordance with the classification criteria in paragraphs 842-10-25-2 through 25-3 and (2) The lessor would have otherwise recognized a day-one loss.  When a lease is classified as operating, the lessor does not recognize a net investment in the lease, does not derecognize the underlying asset, and, therefore, does not recognize a selling profit or loss. The leased asset continues to be subject to the measurement and impairment requirements under other applicable GAAP before and after the lease transaction.

The amendments in this Update amend Topic 842, which has different effective dates for public business entities and most entities other than public business entities. The amendments are effective for fiscal years beginning after December 15, 2021, for all entities, and interim periods within those fiscal years for public business entities and interim periods within fiscal years beginning after December 15, 2022, for all other entities.

The adoption of this ASU is currently not expected to have a material impact to the Company's consolidated statements of condition or income.

Note 3:   Earnings per Common Share

Following shareholder approval received on June 4, 2021, the Company converted 1,380,283 shares of its Series B Convertible Perpetual Preferred Stock to an equal number of shares of its newly-created Series A Non-Voting Common Stock.  The conversion, which was effective on June 28, 2021, represented 100% of the Company's Convertible Perpetual Preferred Stock outstanding at the time of the conversion and retired the Convertible Perpetual Preferred Stock in perpetuity.

The Company has voting common stock, non-voting common stock and a warrant that are all eligible to participate in dividends equal to the voting common stock dividends on a per share basis. Securities that participate in dividends, such as the Company’s non-voting common stock and warrant, are considered “participating securities.”  The Company calculates net income available to voting common shareholders using the two-class method required for capital structures that include participating securities.

In applying the two-class method, basic net income per share was calculated by dividing net income (less any dividends on participating securities) by the weighted average number of shares of voting common stock and participating securities outstanding for the period. Diluted earnings per share may include the additional effect of other securities, if dilutive, in which case the dilutive effect of such securities is calculated by applying either the two-class method or the Treasury Stock method to the assumed exercise or vesting of potentially dilutive common shares.  The method yielding the more dilutive result is ultimately reported for the applicable period. Potentially dilutive common stock equivalents primarily consist of employee stock options and restricted stock units. Unallocated common shares held by the ESOP are not included in the weighted average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released to plan participants.

Anti-dilutive shares are common stock equivalents with average exercise prices in excess of the weighted average market price for the period presented.  Anti-dilutive stock options, not included in the computation below, were -0- for the three and six months ended June 30, 2021 and were 256,145 and $128,073 for the three and six months ended June 30, 2020, respectively.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except per share data)	2021	2020	2021	2020
Net income attributable to Pathfinder Bancorp, Inc.	$3,009	$1,841	$5,163	$3,531
Convertible preferred stock dividends	83	69	180	138
Series A Non-Voting Common Stock dividends	14	-	14	-
Warrant dividends	9	7	17	15
Undistributed earnings allocated to participating securities	653	322	1,093	612
Net income available to common shareholders- Voting	$2,250	$1,443	$3,859	$2,766

Net income attributable to Pathfinder Bancorp, Inc.	$3,009	$-	$5,163	$-
Convertible preferred stock dividends	83	-	180	-
Voting Common Stock dividends	314	-	626	-
Warrant dividends	8	-	17	-
Undistributed earnings allocated to participating securities	2,504	-	4,254	-
Net income available to common shareholders- Series A Non-Voting	$100	$-	$86	$-

Basic weighted average common shares outstanding- Voting	4,464	4,639	4,453	4,623
Basic weighted average common shares outstanding- Series A Non-Voting	197	-	99	-
Diluted weighted average common shares outstanding- Voting	4,464	4,639	4,453	4,623
Diluted weighted average common shares outstanding- Series A Non-Voting	197	-	99	-

Basic earnings per common share- Voting	$0.50	$0.31	$0.87	$0.60
Basic earnings per common share- Series A Non-Voting	$0.51	$-	$0.87	$-
Diluted earnings per common share- Voting	$0.50	$0.31	$0.87	$0.60
Diluted earnings per common share- Series A Non-Voting	$0.51	$-	$0.87	$-

Supplemental information:	June 30, 2021	December 31, 2020	June 30, 2020
Voting Common Stock shares outstanding at period end	4,562	4,531	4,754
Series A Non-Voting Common Stock shares outstanding at period end	1,380	-	-
Series B Convertible Preferred Stock shares outstanding at period end	-	1,380	1,155
Total shares of all classes of stock outstanding at period end	5,942	5,911	5,909

Note 4:   Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	June 30, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$18,261	$18	$(25)	$18,254
State and political subdivisions	22,548	1,203	-	23,751
Corporate	12,830	486	(41)	13,275
Asset backed securities	14,279	30	(15)	14,294
Residential mortgage-backed - US agency	22,765	406	-	23,171
Collateralized mortgage obligations - US agency	27,311	105	(427)	26,989
Collateralized mortgage obligations - Private label	37,263	401	(45)	37,619
Total	155,257	2,649	(553)	157,353
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$155,463	$2,649	$(553)	$157,559

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$-	$-	$-
State and political subdivisions	16,912	489	(149)	17,252
Corporate	44,673	1,406	(50)	46,029
Asset backed securities	13,959	186	(92)	14,053
Residential mortgage-backed - US agency	10,714	408	-	11,122
Collateralized mortgage obligations - US agency	13,312	580	(4)	13,888
Collateralized mortgage obligations - Private label	62,862	902	(111)	63,653
Total held-to-maturity	$162,432	$3,971	$(406)	$165,997

	December 31, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$6,428	$12	$(24)	$6,416
State and political subdivisions	23,235	538	(20)	23,753
Corporate	12,393	275	-	12,668
Asset backed securities	8,572	39	(4)	8,607
Residential mortgage-backed - US agency	24,856	355	-	25,211
Collateralized mortgage obligations - US agency	26,776	149	(461)	26,464
Collateralized mortgage obligations - Private label	24,662	384	(110)	24,936
Total	126,922	1,752	(619)	128,055
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$127,128	$1,752	$(619)	$128,261

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$1,000	$2	$-	$1,002
State and political subdivisions	16,482	527	(58)	16,951
Corporate	36,441	1,101	(7)	37,535
Asset backed securities	18,414	217	(176)	18,455
Residential mortgage-backed - US agency	11,807	475	-	12,282
Collateralized mortgage obligations - US agency	24,482	850	(1)	25,331
Collateralized mortgage obligations - Private label	62,598	902	(121)	63,379
Total held-to-maturity	$171,224	$4,074	$(363)	$174,935

The amortized cost and estimated fair value of debt investments at June 30, 2021 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$14,841	$15,147	$-	$-
Due after one year through five years	4,669	4,787	14,553	15,231
Due after five years through ten years	14,946	14,969	39,601	40,605
Due after ten years	33,462	34,671	21,390	21,498
Sub-total	67,918	69,574	75,544	77,334
Residential mortgage-backed - US agency	22,765	23,171	10,714	11,122
Collateralized mortgage obligations - US agency	27,311	26,989	13,312	13,888
Collateralized mortgage obligations - Private label	37,263	37,619	62,862	63,653
Totals	$155,257	$157,353	$162,432	$165,997

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	June 30, 2021
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSEs	1	$(3)	$1,975	1	$(22)	$4,957	2	$(25)	$6,932
State and political subdivisions	-	-	-	-	-	-	-	-	-
Corporate	1	(41)	713	-	-	-	1	(41)	713
Asset backed securities	1	(4)	3,000	2	(11)	2,062	3	(15)	5,062
Residential mortgage-backed - US agency	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations - US agency	3	(151)	8,713	3	(276)	6,957	6	(427)	15,670
Collateralized mortgage obligations - Private label	3	(40)	4,676	1	(5)	953	4	(45)	5,629
Totals	9	$(239)	$19,077	7	$(314)	$14,929	16	$(553)	$34,006
Held-to-Maturity Portfolio
State and political subdivisions	4	$(149)	$5,315	-	$-	$-	4	$(149)	$5,315
Corporate	8	(50)	7,311	-	-	-	8	(50)	7,311
Asset backed securities	-	-	-	2	(92)	2,104	2	(92)	2,104
Residential mortgage-backed - US agency	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations - US agency	1	(4)	1,293	-	-	-	1	(4)	1,293
Collateralized mortgage obligations - Private label	2	(110)	4,000	1	(1)	532	3	(111)	4,532
Totals	15	$(313)	$17,919	3	$(93)	$2,636	18	$(406)	$20,555

	December 31, 2020
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	-	$-	$-	1	$(24)	$4,954	1	$(24)	$4,954
State and political subdivisions	1	(20)	2,521	-	-	-	1	(20)	2,521
Corporate	-	-	-	-	-	-	-	-	-
Asset backed securities	2	(2)	2,487	1	(2)	80	3	(4)	2,567
Residential mortgage-backed - US agency	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations - US agency	2	(45)	6,974	2	(416)	5,683	4	(461)	12,657
Collateralized mortgage obligations - Private label	3	(78)	8,071	4	(32)	2,574	7	(110)	10,645
Totals	8	$(145)	$20,053	8	$(474)	$13,291	16	$(619)	$33,344
Held-to-Maturity Portfolio
US Treasury, agencies and GSE's	-	$-	$-	-	$-	$-	-	$-	$-
State and political subdivisions	3	(58)	7,063	-	-	-	3	(58)	7,063
Corporate	4	(7)	3,775	-	-	-	4	(7)	3,775
Asset backed securities	4	(36)	4,209	3	(140)	4,683	7	(176)	8,892
Residential mortgage-backed - US agency	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations - US agency	1	(1)	1,496	-	-	-	1	(1)	1,496
Collateralized mortgage obligations - Private label	4	(115)	6,442	1	(6)	780	5	(121)	7,222
Totals	16	$(217)	$22,985	4	$(146)	$5,463	20	$(363)	$28,448

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

Management does not believe any individual unrealized loss in securities within the portfolio as of June 30, 2021 represents OTTI.  At June 30, 2021, the Bank had the following securities, in a loss position for 12 months or more relative to their amortized historical cost, which were deemed to have no credit impairment, thus, the disclosed unrealized losses relate directly to changes in interest rates subsequent to the acquisition of the individual securities.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

Of the total of ten securities in an unrealized loss position for 12 months or more at June 30, 2021, four securities, representing 67.9% of the unamortized cost of the total securities in an unrealized loss position for 12 months or more, are issued by United States agencies or Government Sponsored Enterprises (GSEs) and consist of mortgage-backed securities, collateralized mortgage obligations and direct agency financings.  These positions in U.S. government agency and GSEs are deemed to have no credit impairment, thus, the disclosed unrealized losses relate primarily to changes in prepayment assumptions related to significantly lower general interest rates resulting from the economic effects of the pandemic.

In addition to these four securities, the Company held the following six non-government or GSE-issued/backed securities that were in an unrealized loss position for 12 or more months at June 30, 2021:

•

One privately-issued asset-backed security, categorized as available-for-sale, and collateralized by rail car leases, with an aggregate amortized historical cost of $2.0 million (unrealized loss of $11,000, or 0.6%). This security maintains a credit rating established by one or more NRSRO above the minimum level required to be considered as investment grade.  Therefore, no credit-related OTTI is deemed to be present.

•

One privately-issued asset-backed security, categorized as available-for-sale, and collateralized by consumer installment loans with an aggregate amortized historical cost of $78,000 (unrealized loss of less than $1,000). This security was not rated at the time of its issuance by any NRSRO but remains significantly collateralized through subordination and other credit enhancements. Therefore, no credit-related OTTI is deemed to be present.

•

One privately-issued collateralized mortgage obligation security, collateralized by commercial mortgage loans and categorized as available-for-sale, with an aggregate amortized historical cost of $958,000 and an aggregate market value of $953,000 (unrealized aggregate loss of $5,000 or -0.5%).  This security was not rated at the time of its issuance by any NRSRO but remains significantly collateralized through subordination and other credit enhancements. Therefore, no credit-related OTTI is deemed to be present.

•

One  privately-issued asset-backed security, collateralized by small business installment loans, and categorized as held-to-maturity, with an aggregate amortized historical cost of $486,000 and a market value of $479,000 (unrealized loss of $7,000 or -1.4%). This security maintains a credit rating established by one or more NRSRO above the minimum level required to be considered as investment grade.  Therefore, no credit-related OTTI is deemed to be present.

•

One privately-issued asset-backed security, collateralized by private-issue student loans and categorized as held-to-maturity, with an aggregate amortized historical cost of $1.7 million and an aggregate market value of $1.6 million (unrealized loss of $85,000 or -5.0%). This security was unrated at issuance but remains sufficiently collateralized through subordination.  Therefore, no credit-related OTTI is deemed to be present.

•

One  privately-issued collateralized mortgage obligation security, collateralized by residential mortgage loans and categorized as held-to-maturity, with an aggregate amortized historical cost of $532,000 and a market value of $531,000 (unrealized loss of less than $1,000). This security maintains a credit rating established by one or more NRSRO above the minimum level required to be considered as investment grade.  Therefore, no credit-related OTTI is deemed to be present.

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

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the length of time the equity security’s fair value has been below the carrying amount. The Company had no equity investment securities that were impaired at June 30, 2021 or December 31, 2020.

Gross realized gains (losses) on sales and redemptions of securities for the indicated periods are detailed below:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2021	2020	2021	2020
Realized gains on investments	$51	$917	$58	$950
Realized losses on investments	-	(9)	(7)	(16)
	$51	$908	$51	$934

As of June 30, 2021 and December 31, 2020, securities with a fair value of $109.5 million and $96.4 million, respectively, were pledged to collateralize certain municipal deposit relationships.  As of the same dates, securities with a fair value of $11.9 million and $13.2 million, respectively, were pledged against certain borrowing arrangements.

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

The composition of net periodic pension plan and postretirement plan costs for the indicated periods is as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	For the three months ended June 30,				For the six months ended June 30,
(In thousands)	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$-	$-	$-	$-	$-	$-	$-	$-
Interest cost	111	117	2	3	221	233	6	8
Expected return on plan assets	(287)	(274)	-	-	(573)	(547)	-	-
Amortization of prior service credits	-	-	(1)	(1)	-	-	(2)	(2)
Amortization of net losses	25	57	2	3	50	114	4	5
Net periodic benefit plan (benefit) cost	$(151)	$(100)	$3	$5	$(302)	$(200)	$8	$11

The Company will evaluate the need for further contributions to the defined benefit pension plan during 2021.  The prepaid pension asset is recorded in other assets on the statement of condition as of June 30, 2021 and December 31, 2020.

Note 6:   Loans

Major classifications of loans at the indicated dates are as follows:

	June 30,	December 31,
(In thousands)	2021	2020
Residential mortgage loans:
1-4 family first-lien residential mortgages	$226,896	$227,185
Construction	8,133	6,681
Loans held-for-sale	713	1,526
Total residential mortgage loans	235,742	235,392

Commercial loans:
Real estate	291,678	286,271
Lines of credit	60,097	49,103
Other commercial and industrial	74,416	78,629
Paycheck Protection Program loans	53,611	60,643
Tax exempt loans	6,554	7,166
Total commercial loans	486,356	481,812

Consumer loans:
Home equity and junior liens	34,649	38,624
Other consumer	80,269	70,905
Total consumer loans	114,918	109,529

Total loans	837,016	826,733
Net deferred loan fees	(2,064)	(1,238)
Less allowance for loan losses	14,603	12,777
Loans receivable, net	$820,349	$812,718

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

The Bank acquires diversified pools of loans, originated by unrelated third parties, as part of the Company’s overall balance sheet management strategies.  These acquisitions occurred in ten separate transactions commencing in 2019 and continuing through 2021, including two separate transactions during the six months ended June 30, 2021.

The following table sets forth certain information related to these loan transactions:

	June 30,	December 31,
(In thousands, except number of loans)	2021	2020
Purchased residential real estate loans
Original Balance	$4,300	$4,300
Current Balance	$4,200	$4,300
Unamortized Premium (Discount)	$265	$273
Percent Owned	100%	100%
Number of Loans	51	51
Maturity range	17-24 years	17-25 years
Cumulative net charge-offs	$-	$-

Purchased other commercial and industrial loans
Original Balance	$6,800	$6,800
Current Balance	$4,800	$5,500
Unamortized Premium (Discount)	$-	$-
Percent Owned	100%	100%
Number of Loans	37	39
Maturity range	4-8 years	5-9 years
Cumulative net charge-offs	$-	$-

Purchased home equity lines of credit:
Original Balance	$21,900	$21,900
Current Balance	$10,900	$13,900
Unamortized Premium (Discount)	$274	$309
Percent Owned	100%	100%
Number of Loans	226	275
Maturity range	3-28 years	3-29 years
Cumulative net charge-offs	$-	$-

Purchased automobile loans:
Original Balance	$50,400	$50,400
Current Balance	$12,500	$17,000
Unamortized Premium (Discount)	$457	$602
Percent Owned	90%	90%
Number of Loans	1,041	1,257
Maturity range	0-5 years	0-6 years
Cumulative net charge-offs	$231	$230
Purchased unsecured consumer loan pool 1:
Original Balance	$5,400	$5,400
Current Balance	$3,000	$3,600
Unamortized Premium (Discount)	$-	$-
Percent Owned	100%	100%
Number of Loans	70	76
Maturity range	3-5 years	3-6 years
Cumulative net charge-offs	$-	$-

	June 30,	December 31,
(In thousands, except number of loans)	2021	2020
Purchased unsecured consumer loan pool 2:
Original Balance	$26,600	$26,600
Current Balance	$10,400	$15,400
Unamortized Premium (Discount)	$45	$63
Percent Owned	59%	59%
Number of Loans	1,878	2,246
Maturity range	1-3 years	2-4 years
Cumulative net charge-offs	$-	$-

Purchased unsecured consumer loan pool 3:
Original Balance	$10,300	$10,300
Current Balance	$3,600	$5,500
Unamortized Premium (Discount)	$101	$138
Percent Owned	100%	100%
Number of Loans	2,127	2,958
Maturity range	0-6 years	0-6 years
Cumulative net charge-offs	$6	$-

Purchased secured consumer loan pool 1:
Original Balance	$14,500	$14,500
Current Balance	$13,800	$14,500
Unamortized Premium (Discount)	$(1,943)	$(2,124)
Percent Owned	68%	68%
Number of Loans	599	619
Maturity range	25 years	25 years
Cumulative net charge-offs	$-	$-

Purchased secured consumer loan pool 2:
Original Balance	$24,400	$-
Current Balance	$21,700	$-
Unamortized Premium (Discount)	$(633)	$-
Percent Owned	100%	0%
Number of Loans	797	-
Maturity range	10-24 years	-
Cumulative net charge-offs	$-	$-

Purchased commercial line of credit:
Original Balance	$11,600	$-
Current Balance	$4,100	$-
Unamortized Premium (Discount)	$32	$-
Percent Owned	12%	0%
Number of Loans	1	-
Maturity range	3 years	-
Cumulative net charge-offs	$-	$-

As of June 30, 2021 and December 31, 2020, residential mortgage loans with a carrying value of $120.4 million and $115.6 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

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
Other consumer

The following tables present the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	As of June 30, 2021
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$222,785	$661	$2,724	$726	$226,896
Construction	8,133	-	-	-	8,133
Loans held-for-sale	713	-	-	-	713
Total residential mortgage loans	231,631	661	2,724	726	235,742
Commercial loans:
Real estate	267,369	13,523	10,198	588	291,678
Lines of credit	51,881	4,981	3,107	128	60,097
Other commercial and industrial	62,711	3,860	6,810	1,035	74,416
Paycheck Protection Program loans	53,611	-	-	-	53,611
Tax exempt loans	6,554	-	-	-	6,554
Total commercial loans	442,126	22,364	20,115	1,751	486,356
Consumer loans:
Home equity and junior liens	33,632	108	647	262	34,649
Other consumer	79,876	86	220	87	80,269
Total consumer loans	113,508	194	867	349	114,918
Total loans	$787,265	$23,219	$23,706	$2,826	$837,016

	As of December 31, 2020
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$222,386	$1,151	$3,196	$452	$227,185
Construction	6,681	-	-	-	6,681
Loans held-for-sale	1,526	-	-	-	1,526
Total residential mortgage loans	230,593	1,151	3,196	452	235,392
Commercial loans:
Real estate	267,736	9,541	8,615	379	286,271
Lines of credit	40,733	5,132	3,154	84	49,103
Other commercial and industrial	65,441	4,770	8,153	265	78,629
Paycheck Protection Program loans	60,643	-	-	-	60,643
Tax exempt loans	7,166	-	-	-	7,166
Total commercial loans	441,719	19,443	19,922	728	481,812
Consumer loans:
Home equity and junior liens	37,926	54	411	233	38,624
Other consumer	70,502	104	218	81	70,905
Total consumer loans	108,428	158	629	314	109,529
Total loans	$780,740	$20,752	$23,747	$1,494	$826,733

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

An age analysis of past due loans, not including net deferred loan costs, segregated by portfolio segment and class of loans, as of June 30, 2021 and December 31, 2020, are detailed in the following tables:

	As of June 30, 2021

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$771	$205	$871	$1,847	$225,049	$226,896
Construction	-	-	-	-	8,133	8,133
Loans held-for-sale	-	-	-	-	713	713
Total residential mortgage loans	771	205	871	1,847	233,895	235,742
Commercial loans:
Real estate	3,331	390	3,160	6,881	284,797	291,678
Lines of credit	572	1,654	172	2,398	57,699	60,097
Other commercial and industrial	2,749	3,008	1,257	7,014	67,402	74,416
Paycheck Protection Program loans	-	-	-	-	53,611	53,611
Tax exempt loans	-	-	-	-	6,554	6,554
Total commercial loans	6,652	5,052	4,589	16,293	470,063	486,356
Consumer loans:
Home equity and junior liens	156	-	291	447	34,202	34,649
Other consumer	535	235	419	1,189	79,080	80,269
Total consumer loans	691	235	710	1,636	113,282	114,918
Total loans	$8,114	$5,492	$6,170	$19,776	$817,240	$837,016

	As of December 31, 2020

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,250	$570	$1,098	$2,918	$224,267	$227,185
Construction	-	-	-	-	6,681	6,681
Loans held-for-sale	-	-	-	-	1,526	1,526
Total residential mortgage loans	1,250	570	1,098	2,918	232,474	235,392
Commercial loans:
Real estate	480	913	2,511	3,904	282,367	286,271
Lines of credit	734	1,870	194	2,798	46,305	49,103
Other commercial and industrial	441	1,717	1,691	3,849	74,780	78,629
Paycheck Protection Program loans	170	-	-	170	60,473	60,643
Tax exempt loans	-	-	-	-	7,166	7,166
Total commercial loans	1,825	4,500	4,396	10,721	471,091	481,812
Consumer loans:
Home equity and junior liens	248	78	473	799	37,825	38,624
Other consumer	443	252	187	882	70,023	70,905
Total consumer loans	691	330	660	1,681	107,848	109,529
Total loans	$3,766	$5,400	$6,154	$15,320	$811,413	$826,733

Nonaccrual loans, segregated by class of loan, were as follows:

	June 30,	December 31,
(In thousands)	2021	2020
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,881	$2,608
	2,881	2,608
Commercial loans:
Real estate	4,829	11,286
Lines of credit	172	194
Other commercial and industrial	6,802	6,498
	11,803	17,978
Consumer loans:
Home equity and junior liens	839	473
Other consumer	471	274
Total consumer loans	1,310	747
Total nonaccrual loans	$15,994	$21,333

The following table summarizes nonaccrual loans by category and status at June 30, 2021:

Loan Type	Collateral Type	Number of Loans	Loan Balance	Average Loan Balance	Weighted LTV at Origination/ Modification	Status
Secured residential mortgage:
	Real Estate	33	$2,881	$87	88%	Under active resolution management by the Bank.

Secured commercial real estate:
	Private Museum	1	1,385	1,385	79%	The Bank is working on a modification with the borrower. The borrower has substantial deposits with the Bank.
	Recreational	1	1,234	1,234	50%	The loan is currently classified as a Troubled Debt Restructuring (TDR). Next payment is due August 1, 2021.
	All Others	14	2,210	158	79%	Under active resolution management by the Bank.

Commercial lines of credit		4	172	43	N/A	Under active resolution management by the Bank.

Commercial and industrial:
	Real Estate	1	4,485	4,485	41%	The Bank modified the loan and the next payment is due August 1, 2021. Repayment is expected from operations, pledges and collateral value.
	All Others	11	2,317	211	N/A	Under active resolution management by the Bank.

Consumer loans		31	1,310	42	N/A	Under active resolution management by the Bank.
		96	$15,994

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

The Company had no loans that were modified as TDRs for the three months ended June 30, 2021.

The table below details loans that had been modified as TDRs for the six months ended June 30, 2021.

	For the three months ended June 30, 2021
(In thousands)	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Additional provision for loan losses
Commercial loans	2	$961	$967	$6
Residential real estate loans	2	$389	$389	$12
Home equity and junior liens	1	$200	$504	$219

The loans evaluated for impairment for the six months ended June 30, 2021 have been classified as TDRs due to economic concessions granted, which consisted of a reduction in the stated interest rate, a significant delay in the timing of the payment or an extended maturity date that will result in a significant delay in payment from the original terms.

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

The Company had no loans that were modified as TDRs during the twelve months prior to June 30, 2021, which had subsequently defaulted during the six months ended June 30, 2021.

The Company had no loans that were modified as TDRs during the twelve months prior to June 30, 2020, which had subsequently defaulted during the six months ended June 30, 2020.

When the Company modifies a loan within a portfolio segment that is individually evaluated for impairment, a potential impairment is analyzed either based on the present value of the expected future cash flows discounted at the interest rate of the original loan terms or the fair value of the collateral less costs to sell. If it is determined that the value of the loan is less than its recorded investment, impairment is recognized as a component of the provision for loan losses, by an associated increase to the allowance for loan losses or as a charge-off to the allowance for loan losses in the current period.

Impaired Loans

The following table summarizes impaired loan information by portfolio class at the indicated dates:

	June 30, 2021			December 31, 2020
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$1,006	$1,006	$-	$665	$665	$-
Commercial real estate	4,841	4,929	-	11,053	11,136	-
Commercial lines of credit	100	100	-	-	-	-
Other commercial and industrial	4,881	4,881	-	5,114	5,132	-
Home equity and junior liens	72	72	-	75	75	-
Other consumer	79	79	-	81	81	-

With an allowance recorded:
1-4 family first-lien residential mortgages	493	493	80	1,182	1,182	205
Commercial real estate	2,105	2,105	222	1,729	1,729	231
Commercial lines of credit	904	904	904	925	925	925
Other commercial and industrial	2,385	2,385	1,852	1,864	1,864	1,278
Home equity and junior liens	506	506	223	142	142	142
Other consumer	-	-	-	-	-	-
Total:
1-4 family first-lien residential mortgages	1,499	1,499	80	1,847	1,847	205
Commercial real estate	6,946	7,034	222	12,782	12,865	231
Commercial lines of credit	1,004	1,004	904	925	925	925
Other commercial and industrial	7,266	7,266	1,852	6,978	6,996	1,278
Home equity and junior liens	578	578	223	217	217	142
Other consumer	79	79	-	81	81	-
Totals	$17,372	$17,460	$3,281	$22,830	$22,931	$2,781

The following table presents the average recorded investment in impaired loans for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
1-4 family first-lien residential mortgages	$1,503	$1,601	$1,618	$1,604
Commercial real estate	10,234	4,544	11,083	4,511
Commercial lines of credit	982	180	963	181
Other commercial and industrial	6,990	972	6,986	959
Home equity and junior liens	578	219	458	219
Other consumer	86	88	84	89
Total	$20,373	$7,604	$21,192	$7,563

The following table presents the cash basis interest income recognized on impaired loans for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
1-4 family first-lien residential mortgages	$16	$15	$32	$27
Commercial real estate	44	38	109	69
Commercial lines of credit	15	3	25	5
Other commercial and industrial	49	6	74	22
Home equity and junior liens	5	1	6	4
Other consumer	1	2	3	3
Total	$130	$65	$249	$130

Note 7:   Allowance for Loan Losses

Management extensively reviews recent trends in historical losses, qualitative factors, including concentrations of loans to related borrowers and concentrations of loans by collateral type, and specific reserve needs on loans individually evaluated for impairment in its determination of the adequacy of the allowance for loan losses. We recorded $929,000 in provision for loan losses for the three month period ended June 30, 2021, as compared to $1.1 million for the three month period ended June 30, 2020.   For the first six months of 2021, we recorded $2.0 million in provision for loan losses as compared to $2.2 million in the same prior year six month period.  The provisioning in 2021 and 2020 reflects management’s determination of prudent additions to reserves considering loan mix changes, concentrations of loans in certain business sectors, factors related to loan quality metrics, and continued COVID-19 related economic uncertainty. The credit-sensitive portfolios continue to be carefully monitored, and the Bank will consistently apply its proven conservative loan classification and reserve building methodologies to the analysis of these portfolios.

.

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

	For the three months ended June 30, 2021
	1-4 family
	first-lien	Residential			Other	Paycheck
	residential	construction	Commercial	Commercial	commercial	Protection
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial	Program
Allowance for loan losses:
Beginning Balance	$975	$-	$5,721	$1,916	$3,016	$-
Charge-offs	(20)	-	(6)	-	-	-
Recoveries	-	-	-	62	-	-
Provisions	(80)	-	405	(168)	432	-
Ending balance	$875	$-	$6,120	$1,810	$3,448	$-
Ending balance: related to loans individually evaluated for impairment	$80	$-	$222	$904	$1,852	$-
Ending balance: related to loans collectively evaluated for impairment	$795	$-	$5,898	$906	$1,596	$-
Loans receivables:
Ending balance	$226,896	$8,133	$291,678	$60,097	$74,416	$53,611
Ending balance: individually evaluated for impairment	$1,499	$-	$6,946	$1,004	$7,266	$-
Ending balance: collectively evaluated for impairment	$225,397	$8,133	$284,732	$59,093	$67,150	$53,611

		Home equity	Other
	Tax exempt	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$827	$1,237	$-	$13,693
Charge-offs	-	-	(76)	-	(102)
Recoveries	-	-	21	-	83
Provisions	-	(22)	68	294	929
Ending balance	$1	$805	$1,250	$294	$14,603
Ending balance: related to loans individually evaluated for impairment	$-	$223	$-	$-	$3,281
Ending balance: related to loans collectively evaluated for impairment	$1	$582	$1,250	$294	$11,322
Loans receivables:
Ending balance	$6,554	$34,649	$80,269	$713	$837,016
Ending balance: individually evaluated for impairment	$-	$578	$79	$-	$17,372
Ending balance: collectively evaluated for impairment	$6,554	$34,071	$80,190	$713	$819,644

	For the six months ended June 30, 2021
	1-4 family
	first-lien	Residential			Other	Paycheck
	residential	construction	Commercial	Commercial	commercial	Protection
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial	Program
Allowance for loan losses:
Beginning Balance	$931	$-	$4,776	$1,670	$2,992	$-
Charge-offs	(20)	-	(6)	-	(100)	-
Recoveries	-	-	-	63	-	-
Provisions	(36)	-	1,350	77	556	-
Ending balance	$875	$-	$6,120	$1,810	$3,448	$-

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$739	$1,123	$545	$12,777
Charge-offs	-	-	(119)	-	(245)
Recoveries	-	-	51	-	114
Provisions	-	66	195	(251)	1,957
Ending balance	$1	$805	$1,250	$294	$14,603

	For the three months ended June 30, 2020
	1-4 family
	first-lien	Residential			Other	Paycheck
	residential	construction	Commercial	Commercial	commercial	Protection
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial	Program
Allowance for loan losses:
Beginning Balance	$731	$-	$4,243	$1,218	$1,758	$-
Charge-offs	(99)	-	-	(48)	(9)	-
Recoveries	-	-	-	-	-	-
Provisions	124	-	15	38	317	-
Ending balance	$756	$-	$4,258	$1,208	$2,066	$-
Ending balance: related to loans individually evaluated for impairment	$153	$-	$64	$98	$563	$-
Ending balance: related to loans collectively evaluated for impairment	$603	$-	$4,194	$1,110	$1,503	$-
Loans receivables:
Ending balance	$212,741	$3,678	$260,824	$53,509	$83,167	$73,774
Ending balance: individually evaluated for impairment	$1,598	$-	$4,661	$178	$1,062	$-
Ending balance: collectively evaluated for impairment	$211,143	$3,678	$256,163	$53,331	$82,105	$73,774

		Home equity	Other
	Tax exempt	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$611	$846	$198	9,606
Charge-offs	-	-	(52)	-	(208)
Recoveries	-	-	9	-	9
Provisions	-	33	252	367	1,146
Ending balance	$1	$644	$1,055	$565	$10,553
Ending balance: related to loans individually evaluated for impairment	$-	$142	$-	$-	$1,020
Ending balance: related to loans collectively evaluated for impairment	$1	$502	$1,055	$565	$9,533
Loans receivables:
Ending balance	$7,644	$42,587	$69,915	$-	$807,839
Ending balance: individually evaluated for impairment	$-	$219	$85	$-	$7,803
Ending balance: collectively evaluated for impairment	$7,644	$42,368	$69,830	$-	$800,036

	For the six months ended June 30, 2020
	1-4 family
	first-lien	Residential			Other	Paycheck
	residential	construction	Commercial	Commercial	commercial	Protection
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial	Program
Allowance for loan losses:
Beginning Balance	$580	$-	$4,010	$1,195	$1,645	$-
Charge-offs	(125)	-	-	(48)	(9)	-
Recoveries	1	-	-	2	-	-
Provisions (credits)	300	-	248	59	430	-
Ending balance	$756	$-	$4,258	$1,208	$2,066	$-

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$553	$413	$272	$8,669
Charge-offs	-	(28)	(185)	-	(395)
Recoveries	-	29	34	-	66
Provisions (credits)	-	90	793	293	2,213
Ending balance	$1	$644	$1,055	$565	$10,553

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

The allocation of the allowance for loan losses summarized on the basis of the Company’s calculation methodology was as follows:

	June 30, 2021
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$80	$-	$222	$904	$1,852
Historical loss rate	85	-	1	33	38
Qualitative factors	710	-	5,897	873	1,558
Total	$875	$-	$6,120	$1,810	$3,448

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$223	$-	$-	$3,281
Historical loss rate	-	325	992	-	1,474
Qualitative factors	1	257	258	-	9,554
Other	-	-	-	294	294
Total	$1	$805	$1,250	$294	$14,603

	June 30, 2020
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$153	$-	$64	$98	$563
Historical loss rate	71	-	99	152	61
Qualitative factors	532	-	4,095	958	1,442
Total	$756	$-	$4,258	$1,208	$2,066

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$142	$-	$-	$1,020
Historical loss rate	-	211	805	-	1,399
Qualitative factors	1	291	250	-	7,569
Other	-	-	-	565	565
Total	$1	$644	$1,055	$565	$10,553

Note 8:   Foreclosed Real Estate

The Company is required to disclose the carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession of the property at each reporting period. The Company had no foreclosed residential real estate at June 30, 2021 and December 31, 2020.  At June 30, 2021 and December 31, 2020, the Company reported $891,000 and $182,000, respectively, in residential real estate loans in the process of foreclosure.

Note 9:   Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  The Company had $2.6 million of standby letters of credit as of June 30, 2021.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.   The fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The Company used the following methods and significant assumptions to estimate fair value:

Investment securities:  The fair values of available-for-sale and marketable equity securities are obtained from an independent third party and are based on quoted prices on nationally recognized securities exchanges, where available (Level 1).  If quoted prices are not available, fair values are measured by utilizing matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2).  Management made no adjustment to the fair value quotes that were received from the independent third party pricing service.  Level 3 securities are assets whose fair value cannot be determined by using observable measures, such as market prices or pricing models.  Level 3 assets are typically very illiquid, and fair values can only be calculated using estimates or risk-adjusted value ranges. Management applies known factors, such as currently applicable discount rates, to the valuation of those investments in order to determine fair value at the reporting date.

The Company holds one corporate investment security, categorized based on its net asset value (NAV), with an amortized historical cost of $2.6 million and a fair market value of $2.8 million as of June 30, 2021. This security has a valuation that is determined using published net asset values (NAV) derived by analyses of the security’s underlying assets. This security is comprised primarily of broadly-diversified real estate properties whose fair values are determined by appraisals and other discounted cash flow evaluation methods on an infrequent basis. While this security is redeemable at least annually through tender offers made by its respective issuer, the liquidation value of the security may be below its stated NAVs and also subject to restrictions as to the amount of securities that can be redeemed at any single scheduled redemption. The Company anticipates that this security will be redeemed by its respective issuers on indeterminate future dates as a consequence of the ultimate liquidation strategies employed by the management of this investment.  The Company holds two equity security investments, with an aggregate value of $2.1 million at June 30, 2021, valued utilizing readily available market pricing (Level 1) observed from active trading on major national stock exchanges.

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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	June 30, 2021
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$18,254	$-	$18,254
State and political subdivisions	-	23,751	-	23,751
Corporate	-	10,450	-	10,450
Asset backed securities	-	14,294	-	14,294
Residential mortgage-backed - US agency	-	23,171	-	23,171
Collateralized mortgage obligations - US agency	-	26,989	-	26,989
Collateralized mortgage obligations - Private label	-	37,619	-	37,619
Total		154,528		154,528
Corporate measured at NAV	-	-	-	2,825
Total available-for-sale securities	$-	$154,528	$-	$157,353

Marketable equity securities	$2,133	$-	$-	$2,133

Interest rate swap derivative fair value hedges	$-	$878	$-	$878

Interest rate swap derivative cash flow hedges	$-	$(981)	$-	$(981)

	December 31, 2020
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$6,416	$-	$6,416
State and political subdivisions	-	23,753	-	23,753
Corporate	-	9,943	-	9,943
Asset backed securities	-	8,607	-	8,607
Residential mortgage-backed - US agency	-	25,211	-	25,211
Collateralized mortgage obligations - US agency	-	26,464	-	26,464
Collateralized mortgage obligations - Private label	-	24,936	-	24,936
Total	-	125,330	-	125,330
Corporate measured at NAV	-	-	-	2,725
Total available-for-sale securities	$-	$125,330	$-	$128,055

Marketable equity securities	$1,850	$-	$-	$1,850

Interest rate swap derivative fair value hedge		136		136

Interest rate swap derivative fair value hedge	$-	$(1,308)	$-	$(1,308)

Pathfinder Bank had the following assets measured at fair value on a nonrecurring basis as of June 30, 2021 and December 31, 2020:

		June 30, 2021
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$2,560	$2,560

		December 31, 2020
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$14,701	$14,701

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at the indicated dates.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At June 30, 2021
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 25% (16%)
	(Sales Approach)	Costs to Sell	7% - 14% (5%)
Discounted Cash Flow

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2020
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 25% (18%)
	(Sales Approach)	Costs to Sell	7% - 13% (12%)
Discounted Cash Flow

There have been no transfers of assets into or out of any fair value measurement level during the three or six months ended June 30, 2021.

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

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		June 30, 2021		December 31, 2020
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$41,154	$41,154	$43,464	$43,464
Investment securities - available-for-sale	2	154,528	154,528	125,330	125,330
Investment securities - available-for-sale	NAV	2,825	2,825	2,725	2,725
Investment securities - marketable equity	1	2,133	2,133	1,850	1,850
Investment securities - held-to-maturity	2	162,432	165,997	171,224	174,935
Federal Home Loan Bank stock	2	4,487	4,487	4,390	4,390
Net loans	3	820,349	824,686	812,718	816,626
Accrued interest receivable	1	4,539	4,539	4,549	4,549
Interest rate swap derivative fair value hedges	2	878	878	191	191

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$668,156	$668,156	$598,683	$598,683
Time Deposits	2	363,514	364,192	397,224	398,863
Borrowings	2	83,734	84,710	82,050	84,065
Subordinated loans	2	29,482	31,184	39,400	39,416
Accrued interest payable	1	145	145	193	193
Interest rate swap derivative fair value hedges	2	-	-	55	55
Interest rate swap derivative cash flow hedges	2	981	981	1,308	1,308

Note 11:   Interest Rate Derivatives

The Company is exposed to certain risks from both its business operations and changes in economic conditions.  As part of managing interest rate risk, the Company enters into standardized interest rate derivative contracts (designated as hedging agreements) to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate hedging agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate hedging agreements are generally entered into with counterparties that meet established credit standards and the agreements contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material at June 30, 2021.  Interest rate hedging agreements are recorded at fair value as other assets or liabilities.  The Company had no derivative contracts not designated as hedging agreements at June 30, 2021 or December 31, 2020.

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

Among the array of interest rate hedging contracts, potentially available to the Company, are interest rate swap and interest rate cap (or floor) contracts.  The Company uses interest rate swaps, cap or floor contracts as part of its interest rate risk management strategy.  Interest rate swaps involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments over the life of the agreements without the exchange of the underlying notional amount.  An interest rate cap is a type of interest rate derivative in which the buyer receives payments at the end of each contractual period in which the index interest rate exceeds the contractually agreed upon strike price rate. The purchaser of a cap contract will continue to benefit from any rise in interest rates above the strike price. Similarly, an interest rate floor is a derivative contract in which the buyer receives payments at the end of each period in which the interest rate is below the agreed strike price. The purchaser of a floor contract will continue to benefit from any rise in interest rates above the strike price.

The Company records various hedges in the Consolidated Statement of Condition at fair value. The Company’s accounting treatment for these derivative instruments is based on the instruments hedge designation determined at the inception of each derivative instrument's contractual term.  The following tables show the Company’s outstanding fair value hedges at June 30, 2021 and December 31, 2021:

(In thousands)	Carrying Amount of the Hedged Assets at June 30, 2021	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets at June 30, 2021	Carrying Amount of the Hedged Assets at December 31, 2020	Cumulative Amount of Fair Value Hedging Adjustment Included in The Carrying Amount of the Hedged Assets at December 31, 2020
Line item on the balance sheet in which the hedged item is included:
Loans receivable (1)	$-	$-	$12,944	$53
Available-for-sale securities (2)	$16,369	$(831)	$17,055	$(191)
Loans receivable (3)	$21,690	$(47)	$-	$-

(1)

These amounts include the amortized historical cost basis of a specific loan pool designated as the underlying asset for the hedging relationship in which the hedged item is the underlying asset's amortized cost (last layer) projected to be remaining at the end of the contractual term of the hedging instrument.  The hedging instrument matured in April of 2021 and is no longer a component of the Company's Consolidated Statement of Condition at June 30, 2021.  The amount of the designated hedged item was $9.2 million and the fair value of the hedging instrument resulted in a net liability position of $55,000, recorded by the Company in other liabilities at December 31, 2020. The Company’s participation in the fair value hedge had an immaterial effect on recorded interest income for the three and six months ended June 30, 2021 and 2020.

(2)

These amounts represent the amortized cost basis of specifically identified municipal securities designated as the underlying assets for the hedging relationship. The notional amount of the designated hedged item was $16.3 million at both June 30, 2021 and December 31, 2020.  At June 30, 2021, the fair value of the derivative resulted in a net asset position of $831,000, recorded by the Company in other assets.  At December 31, 2020, the fair value of the derivative resulted in a net asset position of $191,000 recorded by the Company in other assets.  The Company's participation in the fair value hedge had an immaterial effect on recorded interest income for the three and six months ended June 30, 2021 and 2020.

(3)

These amounts include the amortized cost of a specific loan pool designated as the underlying asset for the hedging relationship in which the hedged item is the underlying asset's amortized cost (last layer) projected to be remaining at the end of the contractual term of the hedging instrument.  The amount of the designated hedged item was $12.2 million at June 30, 2021.  The Company did not have this derivative agreement in place at December 31, 2020.  At June 30, 2021, the fair value of the derivative resulted in a net asset position of $47,000, recorded by the Company in other assets.  The Company’s participation in the fair value hedge had an immaterial effect on recorded interest income for the three and six months ended June 30, 2021 and 2020.

The following table shows the pre-tax losses of the Company’s derivatives designated as cash flow hedges in other comprehensive income at June 30, 2021 and December 31, 2021:

(In thousands)	June 30, 2021	December 31, 2020
Cash flow hedges:
Total unamortized premium	$178	$204
Fair market value adjustment interest rate cap	(166)	(197)
Total unamortized cap	12	7
Fair market value adjustment interest rate swap	(815)	(1,111)
Total loss in comprehensive income	$(981)	$(1,308)

The amounts of hedge ineffectiveness, recognized during the three and six months ended June 30, 2021 and 2020 for cash flow hedges were not material to the Company’s consolidated results of operations.   A portion of, or the entire amount included in accumulated other comprehensive loss would be reclassified into current earnings should a portion of, or the entire hedge, no longer be considered effective.  Management believes that the hedges will remain fully effective during the remaining term of the respective hedging contracts.  The changes in the fair values of the interest rate hedging agreements primarily result from the effects of changing index interest rates.

The Company manages its potential credit exposure on interest rate swap transactions by entering into bilateral credit support agreements with each contractual counterparty. These agreements require collateralization of credit exposures beyond specified minimum threshold amounts. At June 30, 2021, the Company posted cash, held in an interest-bearing refundable escrow arrangement, in the amount of $1.6 million in order to satisfy collateral requirements associated with its hedging contracts.

Note 12:   Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) (“AOCI”), net of tax, for the periods indicated are summarized in the tables below.

	For the three months ended June 30, 2021
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available-for- Sale Securities	Unrealized Losses on Derivatives and Hedging Activities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(2,074)	$1,108	$(793)	$(9)	$(1,768)
Other comprehensive income before reclassifications	-	441	69	4	514
Amounts reclassified from AOCI	19	-	-	-	19
Ending balance	$(2,055)	$1,549	$(724)	$(5)	$(1,235)

	For the three months ended June 30, 2020
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available-for- Sale Securities	Unrealized Losses on Derivatives and Hedging Activities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(2,859)	$(3,121)	$(1,062)	$(35)	$(7,077)
Reevaluation of deferred tax asset valuation allowance (1)	-	-	-	-	-
Other comprehensive income before reclassifications	-	3,470	(145)	8	3,333
Amounts reclassified from AOCI	47	(690)	-	-	(643)
Ending balance	$(2,812)	$(341)	$(1,207)	$(27)	$(4,387)

	For the six months ended June 30, 2021
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available-for- Sale Securities	Unrealized Losses on Derivatives and Hedging Activities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(2,093)	$837	$(966)	$(14)	$(2,236)
Other comprehensive income before reclassifications	-	712	242	9	963
Amounts reclassified from AOCI	38	-	-	-	38
Ending balance	$(2,055)	$1,549	$(724)	$(5)	$(1,235)

	For the six months ended June 30, 2020
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available-for- Sale Securities	Unrealized Losses on Derivatives and Hedging Activities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(2,717)	$(216)	$-	$(38)	$(2,971)
Reevaluation of deferred tax asset valuation allowance (1)	(188)	(15)	-	(3)	(206)
Other comprehensive income before reclassifications	-	600	(1,207)	14	(593)
Amounts reclassified from AOCI	93	(710)	-	-	(617)
Ending balance	$(2,812)	$(341)	$(1,207)	$(27)	$(4,387)

(1) In the first quarter of 2020, consistent with policy, management reviewed all facts and circumstances related to its deferred taxes and determined that based on the expected filings of future New York State tax returns, the valuation allowance created in 2019 was no longer needed.   Therefore, management elected to eliminate its New York State net deferred tax asset valuation allowance during the quarter ended March 31, 2020.

The following table presents the amounts reclassified out of each component of AOCI for the indicated period:

		Amount Reclassified		Amount Reclassified
		from AOCI (1)		from AOCI (1)
		(Unaudited)		(Unaudited)
(In thousands)		For the three months ended		For the six months ended
Details about AOCI (1) components	Affected Line Item in the Statement of Income	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Retirement plan items
Retirement plan net losses recognized in plan expenses (2)	Salaries and employee benefits	$(26)	$(59)	$(53)	$(117)
Tax effect	Provision for income taxes	7	12	15	24
	Net Income	$(19)	$(47)	$(38)	$(93)

Available-for-sale securities
Realized gain on sale of securities	Net gains on sales and redemptions of investment securities	$-	$873	$-	$899
Tax effect	Provision for income taxes	-	(183)	-	(189)
	Net Income	$-	$690	$-	$710

(1)	Amounts in parentheses indicates debits in net income.
(2)	These items are included in net periodic pension cost.

See Note 5 for additional information.

Note 13: Noninterest Income

The Company has included the following table regarding the Company’s noninterest income for the periods presented.

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2021	2020	2021	2020
Service fees
Insufficient funds fees	$208	$148	$398	$423
Deposit related fees	96	117	194	172
ATM fees	53	38	97	64
Total service fees	357	303	689	659
Fee Income
Insurance commissions	232	184	511	519
Investment services revenue	163	81	246	149
ATM fees surcharge	59	56	110	109
Banking house rents collected	62	71	125	142
Total fee income	516	392	992	919
Card income
Debit card interchange fees	241	205	462	368
Merchant card fees	15	15	31	31
Total card income	256	220	493	399
Mortgage fee income and realized gain on sale of loans and foreclosed real estate
Loan servicing fees	11	79	101	128
Net gains on sales of loans and foreclosed real estate	39	97	159	769
Total mortgage fee income and realized gain on sale of loans and foreclosed real estate	50	176	260	897
Total	1,179	1,091	2,434	2,874
Earnings and gain on bank owned life insurance	129	106	254	222
Net gains on sales and redemptions of investment securities	51	1,023	51	1,049
Gains/(losses) on marketable equity securities	49	(722)	283	(916)
Net gains on sale of premises and equipment	-	-	201	-
Other miscellaneous income	26	33	56	50
Total noninterest income	$1,434	$1,531	$3,279	$3,279

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

•

Mortgage fee income and realized gain on sale of loans and foreclosed real estate – Revenue from mortgage fee income and realized gain on sale of loans and foreclosed real estate is earned through the origination of residential and commercial mortgage loans, sales of one-to-four family residential mortgage loans, sales of government guarantees portions of Small Business Administration (“SBA”) loans, and sales of foreclosed real estate, and is earned as the transaction occurs.

Note 14: Leases

The Company has operating and finance leases for certain banking offices and land under noncancelable agreements.  Our leases have remaining lease terms that vary from less than two years up to 29 years, some of which include options to extend the leases for various renewal periods.  All options to renew are included in the current lease term when we believe it is reasonably certain that the renewal options will be exercised.

The components of the lease expense are as follows:

	For the three months ended		For the six months ended
(In thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating lease cost	$57	$60	$113	$121
Finance lease cost	21	20	41	40

	For the three months ended		For the six months ended
(In thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$51	$55	$103	$111
Operating cash flows from finance leases	21	20	41	40
Financing cash flows from finance leases	18	17	36	35

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rate)	June 30, 2021	December 31, 2020
Operating Leases:
Operating lease right-of-use assets	$2,172	$2,240
Operating lease liabilities	$2,467	$2,525

Finance Leases:
Financial Liability	$592	$587

Weighted Average Remaining Lease Term:
Operating Leases	18.79 years	19.08 years
Finance Leases	27.92 years	28.42 years

Weighted Average Discount Rate:
Operating Leases	3.72%	3.73%
Finance Leases	13.75%	13.75%

Maturities of lease liabilities were as follows:

Twelve Months Ending June 30,
(In thousands)
2022	$95
2023	104
2024	114
2025	122
2026	130
Thereafter	2,494
Total minimum lease payments	$3,059

The Company owns certain properties that it leases to unaffiliated third parties at market rates.  Lease rental income was $62,000 and $71,000 for the three months ended June 30, 2021 and 2020, respectively.  Lease rental income was $125,000 and $142,000 for the six months ended June 30, 2021 and 2020, respectively.  All lease agreements, in which the Company is the lessor, are accounted for as operating leases.

Note 15: COVID-19

The World Health Organization (the “WHO) declared COVID-19 a global pandemic on March 11, 2020.   In the United States, by the end of March 2020, the rapid spread of the COVID-19 virus invoked various Federal and New York State authorities to make emergency declarations and issue executive orders to limit the spread of the disease.  Measures included severe restrictions on international and domestic travel, limitations on public gatherings, implementation of social distancing and sanitization protocols, school closings, orders to shelter in place and mandates to close all non-essential businesses to the public. To varying degrees, these very substantial mandated curtailments of social and economic activity had been progressively relaxed in the United States during the first and second quarters of 2021.  This relaxation of the social and economic restrictions followed the increasingly wide-spread availability of vaccines that were first made available to the most vulnerable population segments in late 2020.  These vaccines are generally considered to be effective in reducing the severity of the infection, if contracted, and in slowing the rate of spread of the coronavirus.

As a result of the initial and continuing outbreak, and governmental responses thereto, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.  During the most restrictive periods during the pandemic, the Company had many of its employees working remotely and significantly reduced physical customer contact with employees and other customers until the second quarter of 2021, when New York State relaxed the majority of its safety mandates.  On

June 30, 2021, the Bank’s offices and branches were fully accessible to the public.  We will take further actions, focused on safety, as may be required in the future by government authorities or that we determine to be in the best interests of our employees, customers and business partners.

Concerns about the spread of the disease and its anticipated negative impact on economic activity severely disrupted both domestic and international financial markets, prompting the world’s central banks to inject significant amounts of monetary stimulus into their respective economies. In the United States, the Federal Reserve System’s Federal Open Market Committee swiftly cut the target Federal Funds rate to a range of 0% to 0.25%, where it remains as of the date of this filing.  The reductions in the Fed funds target rate included a 50 basis point reduction in the target federal funds rate on March 3, 2020 and an additional 100 basis point reduction on March 15, 2020. In addition, the Federal Reserve initiated various market support programs to ease the stress on financial markets.  This significant reduction in short-term interest rates has reduced, and will continue to reduce, the Bank’s cost of funds and interest earning-asset yields, as long as these central bank monetary policies remain in effect. The long-term effects of the current interest rate environment, resulting from government and central bank responses to the pandemic, on the Bank’s net interest margin cannot be predicted with certainty at this time.  However, it is likely that a prolonged period of the current monetary policy will result in the reduction of the Company’s net interest margin in future periods, primarily as a result of declines in interest earning-asset yields over time.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed into law on March 27, 2020, provided financial assistance in various forms to both businesses and consumers, including the establishment and funding of the Paycheck Protection Program (“PPP”).  In addition, the CARES Act also created many directives affecting the operations of financial services providers, such as the Company, including a forbearance program for federally-backed mortgage loans and protections for borrowers from negative credit reporting due to loan accommodations related to the national emergency. The banking regulatory agencies likewise issued guidance encouraging financial institutions to work prudently with borrowers who were, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. The Company has worked to assist its business and consumer customers affected by COVID-19.  While the CARES Act is widely-considered to have been beneficial to the economic recovery and supportive of the Company’s business activities, the long-term effect of this legislation on the operations of the Company cannot be determined with certainty at this time.

On December 27, 2020, following passage by the United States Congress, President Donald J. Trump signed into law the Consolidated Appropriations Act, 2021 which included the Coronavirus Response and Relief Supplemental Appropriations Act (“CRRSAA”).  The intent of this legislation was to provide another round of Economic Impact Payments to eligible individuals and families, renew the PPP to support small businesses and their employees, ensure needed access to unemployment benefits for Americans who had lost their jobs due to COVID-19, and provide additional funding for schools, vaccine distribution, and other important sectors of the economy.  While CRRSSA is widely considered to have been beneficial to the economic recovery and supportive of the Company’s business activities, the long-term effect of this legislation on the operations of the Company cannot be determined with certainty at this time.

On March 11, 2021, President Joseph R. Biden signed into law the American Rescue Plan Act of 2021.  The intent of this legislation was to provide additional new funding for rural hospitals and health care providers for COVID-19 relief, to increase federal subsidies for COBRA coverage, and make changes to the Medicare wage index.  The legislation also included provisions to bolster the nation’s COVID-19 health care response with additional resources for vaccines, treatment, personal protective equipment (PPE), testing, contact tracing and workforce development.  In addition, non-health care specific provisions provide financial support for families and small businesses, and both extended and expanded support for housing, child care, food and the education system. While The American Rescue Plan Act of 2021 is expected to benefit the economic recovery and be supportive of the Company’s business activities, the effect of this legislation on the operations of the Company cannot be determined with certainty at this time.

As of the date of this filing, a new variant of the coronavirus, generally referred to as the “Delta” variant, has emerged in the United States and remains a significant concern in some regions and potentially, throughout the country.  This variant is believed to be significantly more contagious than earlier variants of the coronavirus.  Certain previously-relaxed social distancing and safety protocols have been reinstated in some areas of the country and it is possible that such protocols will be reinstated broadly in the future. The economic effects of these varying protocol reinstatement actions on the Company’s operations cannot be determined with certainty at this time.

During the most restrictive periods of the pandemic, the Bank granted loan payment deferrals to the substantial majority of commercial and consumer customers who had made requests for such accommodations.  These deferrals were granted following individual discussions with each borrower and were generally for periods of 90 or 180 days at the outset.  Following discussions with certain borrowers, additional loan payment deferral periods of up to 90 days were granted following the expiration of the initial 90- to 180-day deferral periods.  Typically, scheduled interest payments placed into deferred status have been added to future scheduled payments and are expected to be collected in total at the original maturity date of the loan.  As of June 30, 2021, the Bank had no loans on active pandemic-related deferral.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

General

The Company is a Maryland corporation headquartered in Oswego, New York.  The Company is 100% owned by public shareholders.  The primary business of the Company is its investment in Pathfinder Bank (the "Bank"), a New York State chartered commercial bank, which is 100% owned by the Company.  The Bank has two wholly owned operating subsidiaries, Pathfinder Risk Management Company, Inc. (“PRMC”) and Whispering Oaks Development Corp. All significant inter-company accounts and activity have been eliminated in consolidation.  Although the Company owns, through its subsidiary PRMC, 51% of the membership interest in FitzGibbons Agency, LLC (“Agency”), the Company is required to consolidate 100% of FitzGibbons within the consolidated financial statements.  The 49% of which the Company does not own is accounted for separately as noncontrolling interests within the consolidated financial statements.  At June 30, 2021, the Company and subsidiaries had total consolidated assets of $1.3 billion, total consolidated liabilities of $1.2 billion and shareholders' equity of $103.2 million plus noncontrolling interest of $297,000, which represents the 49% of FitzGibbons not owned by the Company.

The following discussion reviews the Company's financial condition at June 30, 2021 and the results of operations for the three and six month periods ended June 30, 2021 and 2020. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other period.

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

COVID-19 Response

The World Health Organization (the “WHO) declared COVID-19 a global pandemic on March 11, 2020.   In the United States, by the end of March 2020, the rapid spread of the COVID-19 virus invoked various Federal and New York State authorities to make emergency declarations and issue executive orders to limit the spread of the disease.  Measures included severe restrictions on international and domestic travel, limitations on public gatherings, implementation of social distancing and sanitization protocols, school closings, orders to shelter in place and mandates to close all non-essential businesses to the public. To varying degrees these very substantial mandated curtailments of social and economic activity had been progressively relaxed in the United States during the first and second quarters of 2021.  This relaxation of the social and economic restrictions followed the increasingly wide-spread availability of vaccines that were first made available to the most vulnerable population segments in late 2020.   These vaccines are generally considered to be effective in reducing the severity of the infection, if contracted, and in slowing the rate of spread of the coronavirus. However, the percentage of unvaccinated people in the United States, and the potential for future mutations of the coronavirus, remain significant long-term public health and economic concerns.

As a result of the initial and continuing outbreak, and governmental responses thereto, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.  During the most restrictive periods during the pandemic, the Company had many of its employees working remotely and significantly reduced physical customer contact with employees and other customers until the second quarter of 2021, when New York State relaxed the majority of its safety mandates.  At June 30, 2021, the Bank’s offices and branches were fully accessible to the public.  We will take further actions, focused on safety, as may be required in the future by government authorities or that we determine to be in the best interests of our employees, customers and business partners.

Concerns about the spread of the disease and its anticipated negative impact on economic activity, severely disrupted both domestic and international financial markets prompting the world’s central banks to inject significant amounts of monetary stimulus into their respective economies. In the United States, the Federal Reserve System’s Federal Open Market Committee, swiftly cut the target Federal Funds rate to a range of 0% to 0.25%, where it remains as of the date of this filing.  The reductions in the Fed funds target rate included a 50 basis point reduction in the target federal funds rate on March 3, 2020 and an additional 100 basis point reduction on March 15, 2020. In addition, the Federal Reserve initiated various market support programs to ease the stress on financial markets.  This significant reduction in short-term interest rates has reduced, and will continue to reduce, the Bank’s cost of funds and interest earning-asset yields, as long as these central bank monetary policies remain in effect. The long-term effects of the current interest rate environment, resulting from government and central bank responses to the pandemic, on the Bank’s net interest margin cannot be predicted with certainty at this time.  However, it is likely that a prolonged period of the current monetary policy will result in the reduction of the Company’s net interest margin in future periods, primarily as a result of declines in interest earning-asset yields over time.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed into law on March 27, 2020, provided financial assistance in various forms to both businesses and consumers, including the establishment and funding of the Paycheck Protection Program (“PPP”).  In addition, the CARES Act also created many directives affecting the operations of financial services providers, such as the Company, including a forbearance program for federally-backed mortgage loans and protections for borrowers from negative credit reporting due to loan accommodations related to the national emergency. The banking regulatory agencies likewise issued guidance encouraging financial institutions to work prudently with borrowers who were, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. The Company has worked to assist its business and consumer customers affected by COVID-19.  While the CARES Act is widely-considered to have been beneficial to the economic recovery and supportive of the Company’s business activities, the long-term effect of this legislation on the operations of the Company cannot be determined with certainty at this time.

On December 27, 2020, following passage by the United States Congress, President Donald J. Trump signed into law the Consolidated Appropriations Act, 2021 which included the Coronavirus Response and Relief Supplemental Appropriations Act (“CRRSAA”).  The intent of this legislation was to provide another round of Economic Impact Payments to eligible individuals and families, renew the PPP to support small businesses and their employees, ensure needed access to unemployment benefits for Americans who had lost their jobs due to COVID-19, and provide additional funding for schools, vaccine distribution, and other important sectors of the economy.  While CRRSSA is widely-considered to have been beneficial to the economic recovery and supportive of the Company’s business activities, the long-term effect of this legislation on the operations of the Company cannot be determined with certainty at this time.

On March 11, 2021, President Joseph R. Biden, signed into law the American Rescue Plan Act of 2021.  The intent of this legislation was to provide additional new funding for rural hospitals and health care providers for COVID-19 relief, to increase federal subsidies for COBRA coverage, and make changes to the Medicare wage index.  The legislation also included provisions to bolster the nation’s COVID-19 health care response with additional resources for vaccines, treatment, personal protective equipment (PPE), testing, contact tracing and workforce development.  In addition, non-health care specific provisions provide financial support for families and small businesses, and both extended and expanded support for housing, child care, food and the education system. While The American Rescue Plan Act of 2021 is expected to benefit the economic recovery and be supportive of the Company’s business activities, the effect of this legislation on the operations of the Company cannot be determined with certainty at this time.

As of the date of this filing, a new variant of the coronavirus, generally referred to as the “Delta” variant, has emerged in the United States and remains a significant concern in some regions and potentially, throughout the country.  This variant is believed to be significantly more contagious than earlier variants of the coronavirus.  Certain previously-relaxed social distancing and safety protocols have been reinstated in some areas of the country and it is possible that such protocols will be reinstated broadly in the future. The economic effects of these varying protocol reinstatement actions on the Company’s operations cannot be determined with certainty at this time.

During the most restrictive periods of the pandemic, the Bank granted loan payment deferrals to the substantial majority of commercial and consumer customers who had made requests for such accommodations.  These deferrals were granted following individual discussions with each borrower and were generally for periods of 90 or 180 days at the outset.  Following discussions with certain borrowers, additional loan payment deferral periods of up to 90 days were granted following the expiration of the initial 90- to 180-day deferral periods.  Typically, scheduled interest payments placed into deferred status have been added to future scheduled payments and are expected to be collected in total at the original maturity date of the loan.  As of June 30, 2021, the Bank had no loans on active pandemic-related deferral.

Paycheck Protection Program

The Bank participated in all rounds of the PPP funded by the U.S. Treasury Department and administered by the U.S. SBA pursuant to the CARES Act and subsequent legislation.  PPP loans have an interest rate of 1.0% and a two-year or five-year loan term to maturity. The SBA guarantees 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and the loan proceeds are used for qualifying expenses.  Information related to the Company’s PPP loans are included in the following tables:

	For the three months ended		For the six months ended,
(In thousands, except number of loans)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Number of PPP loans originated in the period	57	674	478	674
Funded balance of PPP loans originated in the period	$1,882	$75,040	$36,369	$75,040
Number of PPP loans forgiven in the period	143	-	349	-
Average balance of PPP loans in the period	$68,927	$48,029	$69,410	$24,015
Balance of PPP loans forgiven in the period	$23,985	$-	$42,566	$-
Deferred PPP fee income recognized in the period	$735	$289	$1,147	$289

	June 30, 2021	June 30, 2020
Unearned PPP deferred fee income at end of period	$1,720	$2,236

	Number	Balance
Total PPP loans originated since inception	1,177	$111,721
Total PPP loans forgiven since inception	479	$58,110
Total PPP loans remaining at June 30, 2021	698	$53,611

Application of Critical Accounting Policies

The Company's consolidated quarterly financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow practices within the banking industry.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated quarterly financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.  Certain accounting policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.  Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value or when an asset or liability needs to be recorded contingent upon a future event.  Carrying assets and liabilities at fair value inherently results in more financial statement volatility.  The fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices or are provided by unaffiliated third-party sources, when available.  When third party information is not available, valuation adjustments are estimated in good faith by management.

The most significant accounting policies followed by the Company are presented in Note 1 to the annual audited consolidated financial statements.  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated quarterly financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the allowance for loan losses, deferred income taxes, pension obligations, the evaluation of investment securities for other than temporary impairment, the estimation of fair values for accounting and disclosure purposes, and the evaluation of goodwill for impairment to be the accounting areas that require the most subjective and complex judgments.  These areas could be the most subject to revision as new information becomes available.

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

The Company’s effective tax rate typically differs from the 21% federal statutory tax rate due primarily to tax-exempt income from specific types of investment securities and loans, bank owned life insurance, and, to a much lesser degree, the utilization of low income housing tax credits, as well as the effects of transitional adjustments related to state income taxes and certain taxes payable to states other than New York.  The effective tax rate was 21.5% for the six month period ended June 30, 2021.

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

Recent Events

Following shareholder approval obtained on June 4, 2021, the Company converted 1,380,283, or 100%, of its previously-outstanding shares of Series B Convertible Perpetual Preferred Stock to an equal number of newly-created Series A Non-Voting Common Stock.  Neither the previously-issued Series B Convertible Perpetual Preferred Stock, nor the newly-issued Series A Non-Voting Common Stock had, or will have, dividend or liquidation preference over the Company’s existing Voting Common Stock.  Holders of the new Series A Non-Voting Common Stock will be entitled to receive dividends, if and when declared by the Company’s Board of Directors, in the same per share amount as paid on the Company’s Voting Common Stock.

On June 28, 2021, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.07 per voting common and non-voting common share and a cash dividend of $0.07 per notional share for the issued warrant.  The dividends are payable on August 13, 2021 to shareholders of record on July 16, 2021.

Overview and Results of Operations

The following represents the significant highlights of the Company’s operating results between the second quarter of 2021 and the second quarter of 2020.

•	Net income increased $1.2 million, or 65.4%, to $3.0 million.
•	Basic and diluted earnings per voting common share were both $0.50 per share and increased $0.19 per share.
•	Return on average assets increased 32 basis points to 0.95% as the increase in income outpaced the increase in average assets.
•

Net interest income, after provision for loan losses, increased $2.8 million, or 43.0%, to $9.3 million.  Excluding the provision, net interest income increased $2.6 million, or 33.7%, to $10.2 million. The increase in net interest income after provision for loan losses was primarily due to a decrease in total interest expense, combined with an increase in the average balances of interest-earning assets.

•

Net interest margin increased by 67 basis points to 3.42% and reflects both a 25 basis point increase in the average yield for interest-earning assets, and a 49 basis point decline in the average cost for interest-bearing liabilities.

•

The effective income tax rate increased 3.0% to 22.1% for the three months ended June 30, 2021 as compared to 19.1% for the same three month period in 2020. The increase in the tax rate in the second quarter of 2021, as compared to the same quarter in 2020, was primarily related to increases in accruals for New York State related taxes and the timing of certain potential deductions related to New York State taxable income.

The following represents significant highlights of the Company’s operating results between the first six months of 2021 and the first six months of 2020.

•Net income increased $1.6 million, or 45.4%, to $5.2 million.

•	Basic and diluted earnings per voting common share were both $0.87 per share and increased $0.27 per share.
•	Return on average assets increased 19 basis points to 0.81% as the increase in income outpaced the increase in average assets.
•

Net interest income, after provision for loan losses, increased by $3.6 million, or 27.4%, to $16.8 million.  This increase in net interest income after provision for loan losses was primarily due to the decrease in total interest expense, combined with an increase in the average balances of interest-earning assets.

•

Net interest margin increased by 25 basis points to 3.13%, primarily the result of a 50 basis point decline in the average cost for interest-bearing liabilities, partially offset by a 19 basis point decrease in the average yield for interest-earning assets.

•

The effective income tax rate increased 1.0% to 21.5% for the six months ended June 30, 2021 as compared to 20.5% for the same six month period in 2020.  The increase in the tax rate in the first six months of 2021, as compared to the same period in 2020, was primarily related to increases in accruals for New York State related taxes and the timing of certain potential deductions related to New York State taxable income.

The following reflects the significant changes in financial condition between December 31, 2020 and June 30, 2021. In addition, the following reflects significant changes in asset quality metrics between June 30, 2020 and June 30, 2021.

•

Total assets increased $32.2 million, or 2.6% to $1.3 billion at June 30, 2021, as compared to December 31, 2020, primarily due to increases in loans and investment securities.  These increases were funded largely by increases in deposits, including brokered deposits, as well as the cash flow from maturities and principal reductions of investment securities.

•

The Bank’s asset quality metrics, as measured by net loan charge-offs to average loans, remained stable for second quarter 2021.  Net loan charge-offs to average loans were 0.03% for the second quarter 2021, compared with 0.08% for the second quarter of 2020 and 0.05% for the quarter ended March 31, 2021.

•

Nonperforming loans to total loans were 1.92% at June 30, 2021, a decrease of 66 basis points compared to 2.58% at December 31, 2020.  The decrease in nonperforming loans at June 30, 2021, as compared to December 31, 2020 was primarily the result of one commercial real estate loan, with an outstanding balance of $7.4 million, being returned to accruing status as of June 30, 2021 following six months of timely principal and interest payments. Management is monitoring all nonaccrual loans closely and has incorporated our current estimate of the ultimate collectability of these loans into the reported allowance for loan losses at June 30, 2021.

The Company had net income of $3.0 million for the three months ended June 30, 2021 compared to net income of $1.8 million for the three months ended June 30, 2020.  The $1.2 million increase in net income was due primarily to a $1.6 million increase in interest and dividend income, a $1.0 million decrease in interest expense and a $217,000 decrease in provision for loan losses.  These increases were partially offset by a $1.1 million increase in noninterest expense and a $412,000 increase in income tax expense.

Net interest income before the provision for loan losses increased $2.6 million, or 33.7%, to $10.2 million for the three months ended June 30, 2021 as compared to $7.6 million for the same three month period in 2020.  The increase was primarily the result of an increase in average interest-earning asset balances as well as increases in the average yields of both loan and investment securities portfolios. These increases resulted in a 25 basis point increase to 4.03% in interest-earning asset yields for the three months ended June 30, 2021 as compared to 3.78% for the same three month period of the previous year. Net interest income was further enhanced by a 49 basis point decrease in the average cost of interest-bearing liabilities in the second quarter of 2021, as compared to the same quarter in 2020, partially offset by a $47.7 million increase in the average balance of interest-bearing liabilities.

The $97,000, or 6.3%, decrease in noninterest income in the quarter ended June 30, 2021, as compared to the same quarterly period in 2020, was primarily the result of a decrease of $972,000 in net gains on sales and redemptions of investment securities partially offset by a $771,000 increase in net gains on equity securities.  Further contributing to the decrease in noninterest income was a net decrease of $58,000 in net gains on sales of loans and foreclosed real estate for the current period, as compared to the same three-month period in 2020. All other noninterest income categories increased by $104,000, or 6.8%, in the three months ended June 30, 2021, as compared to the same period in the prior year, primarily driven by increases in other charges, commissions and fees and services charges on deposit accounts, which increased $68,000 and $54,000, respectively.

The $1.1 million increase in noninterest expense in the quarter ended June 30, 2021, as compared to the same quarterly period in 2020, was due primarily as a result of an increase in salaries and employee benefits expense, building and occupancy costs, professional and other services, data processing costs, the FDIC assessment, and audits and exams costs of $529,000, $163,000, $150,000, $102,000, $82,000, and $52,000, respectively.  The increase in salaries and employee benefit expense was primarily due to a $401,000 increase in net salaries expense and a $144,000 increase in commissions’ expense.  The increase in net salaries expense was partially the result of increased PPP loan originations in 2020 and the deferral of employee-related expenses related to those originations.  All other employee-related expenses declined an aggregate $18,000 in the second quarter of 2021, as compared to the same quarterly period in 2020.   Building and occupancy costs increased as a result of an increase in maintenance costs and depreciation expense of $122,000 and $27,000, respectively. These increases are consistent with the Company’s recent refurbishments of certain branch and administrative locations and the relative timing of certain maintenance activities.   Professional and other services costs increased due to increased use of third party services. Data processing costs increased due to increases in internet banking costs and processing costs.  These increases are consistent with the Company’s customer and operational growth.  The increases in audits and exams expense are primarily related to the Bank’s first year of increased internal controls testing under FDICIA requirements for institutions with assets greater than $1 billion and additional expenses for the Company as a result of the COVID-19 pandemic.

Management extensively reviews recent trends in changes in the size and composition of the loan portfolio, historical loss experience, qualitative factors, and specific reserve needs on loans individually evaluated for impairment, in its determination of the adequacy of the allowance for loan losses.  For the three months ended June 30, 2021, we recorded $929,000 in provision for loan losses as compared to $1.1 million in the same prior year three month period. The provision is reflective of (1) the qualitative factors used in determining the adequacy of the allowance for loan losses, (2) the size of the loan portfolio, and (3) delinquent and nonaccrual loans.  The second quarter provision for loan losses reflects a prudent addition to reserves considering loan growth and asset quality metrics. The credit-sensitive portfolios continue to be carefully monitored, and the Bank will consistently apply its proven conservative loan classification and reserve building methodologies to the analysis of these portfolios.

In comparing the year-over-year second quarter periods, the Company’s return on average assets increased 32 basis points to 0.95% due to the combined effects of the increase in net income (the numerator in the ratio) and the increase in average assets (the denominator in the ratio).  Average assets increased due to increases in average investment securities and average loans of $74.6 million and $60.1 million, respectively, in the second quarter of 2021 as compared to the same quarter of 2020.  Average interest-bearing deposits increased $29.5 million in the second quarter of 2021, as compared with the same quarter in 2020.  The increase in deposits was due to growth in retail and commercial relationship deposits as a result of the Bank’s participation in the PPP lending program.  Average time deposits decreased $45.9 million as compared with the same quarter in 2020.

The Company had net income of $5.2 million for the six months ended June 30, 2021 compared to net income of $3.6 million for the six months ended June 30, 2020.  The $1.6 million increase in net income was due primarily to a $3.4 million increase in net interest income and a $256,000 decrease in provision for loan losses. These fluctuations were partially offset by an increase of $1.5 million in noninterest expense and a $506,000 increase in income tax expense.

Net interest income before the provision for loan losses increased $3.4 million to $18.8 million for the six months ended June 30, 2021, as compared to $15.4 million for the same six month period in 2020.   The increase was due principally to a $1.5 million, or 6.7%, increase in interest and dividend income that was a result of growth in average interest-earning assets of $130.0 million compared to the prior year six month period. Average loans for the first six months of 2021 increased by $74.3 million, or 9.5%, over the prior year period, while the average interest yield earned on average loans decreased by 27 basis points. In addition, interest expense decreased $1.9 million to $4.2 million for the six months ended June 30, 2021 as compared to the prior year period.  The average interest rate paid on interest-bearing liabilities decreased by 50 basis points for the six months ended June 30, 2021 as compared to the prior year period; however, average interest-bearing liabilities increased by $75.7 million, or 8.5%.

Noninterest income remained consistent for the six months ended June 30, 2021, when compared to the same six month period in 2020.  Net gains on marketable equity securities increased $1.2 million and was offset by a decrease in net gains on the sales and redemptions of investment securities of $998,000.  Net gains on the sale of loans and foreclosed real estate also decreased $610,000 when compared to the same period in 2020.  Debit card interchange fees, other charges, commission and fees, earnings on bank owned life insurance and service charges on deposit accounts increased $94,000, $87,000, $32,000 and $30,000, respectively. The net increase in these categories of noninterest income were in part due to the Company’s increased strategic focus on improving recurring noninterest income.

Total noninterest expense for the six month period of 2021 was $13.5 million, an increase of $1.5 million, or 12.3%, compared with $12.0 million for the prior year period. The increase was primarily a result of higher salaries and benefit expense, professional and other services, building and occupancy, data processing expenses, and audits and exams expense of $623,000, $251,000, $202,000, $178,000, and $129,000, respectively. The increase in net salaries expense was partially the result of increased PPP loan originations in 2020 and the deferral of employee-related expenses related to those originations.  The increases in professional and other services fees, and audits and exams expense were primarily related to the Bank’s first year of increased internal controls testing under FDICIA requirements for institutions with assets greater than $1 billion and additional expenses for the Company as a result of the COVID-19 pandemic. Building and occupancy costs increased as a result of an increase in maintenance costs and depreciation expense of $168,000 and $51,000, respectively. These increases are consistent with the Company’s recent refurbishments of certain branch and administrative locations and the relative timing of certain maintenance activities.  Data processing costs increased due to increases in internet banking costs and processing costs.  These increases are consistent with the Company’s customer and operational growth.

For the first six months of 2021, we recorded $2.0 million in provision for loan losses as compared to $2.2 million in the same prior year six month period.  The provision is reflective of (1) the qualitative factors used in determining the adequacy of the allowance for loan losses, (2) the size of the loan portfolio, and (3) delinquent and nonaccrual loans. The credit sensitive portfolios continue to be carefully monitored, and the Bank will consistently apply its proven conservative loan classification and reserve building methodologies to the analysis of these portfolios. Please refer to the asset quality section below for a further discussion of asset quality as it relates to the allowance for loan losses.

Return on average assets increased 19 basis points to 0.81% between the year-over-year six month periods as the increase in net income in the six month period ended June 30, 2021 (the numerator of the ratio) increased by a higher percentage than the rate at which average assets (the denominator of the ratio) grew during the period. Average assets increased due to increases in average loans and investment securities of $74.3 million and $73.0 million, respectively, in the six months period ended June 30, 2021 as compared to the same period of 2020.  Average interest-bearing liabilities increased $75.7 million in the six month ended June 30 2021, as compared with the same period in 2020.  The increase in deposits was due to growth in retail and commercial relationship deposits as a result of the Bank’s participation in the PPP lending program.  Average time deposits decreased $25.0 million as compared with the same period in 2020.

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

	For the three months ended June 30,
	2021			2020
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$856,380	$9,784	4.57%	$796,267	$8,832	4.44%
Taxable investment securities	303,858	2,239	2.95%	230,943	1,613	2.79%
Tax-exempt investment securities	11,226	42	1.50%	9,552	52	2.18%
Fed funds sold and interest-earning deposits	24,948	1	0.02%	76,203	17	0.09%
Total interest-earning assets	1,196,412	12,066	4.03%	1,112,965	10,514	3.78%
Noninterest-earning assets:
Other assets	80,159			73,721
Allowance for loan losses	(14,016)			(10,076)
Net unrealized gains on available-for-sale securities	1,872			(1,804)
Total assets	$1,264,427			$1,174,806
Interest-bearing liabilities:
NOW accounts	$92,412	$74	0.32%	$80,712	$35	0.17%
Money management accounts	15,988	4	0.10%	15,826	4	0.10%
MMDA accounts	238,791	241	0.40%	202,136	355	0.70%
Savings and club accounts	121,584	40	0.13%	94,684	22	0.09%
Time deposits	372,807	785	0.84%	418,722	1,788	1.71%
Subordinated loans	32,643	408	5.00%	15,139	192	5.07%
Borrowings	88,109	299	1.36%	87,415	478	2.19%
Total interest-bearing liabilities	962,334	1,851	0.77%	914,634	2,874	1.26%
Noninterest-bearing liabilities:
Demand deposits	187,877			156,001
Other liabilities	11,598			12,828
Total liabilities	1,161,809			1,083,463
Shareholders' equity	102,618			91,343
Total liabilities & shareholders' equity	$1,264,427			$1,174,806
Net interest income		$10,215			$7,640
Net interest rate spread			3.26%			2.52%
Net interest margin			3.42%			2.75%
Ratio of average interest-earning assets to average interest-bearing liabilities			124.32%			121.68%

	For the six months ended June 30,
	2021			2020
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$852,972	$18,631	4.37%	$778,709	$18,074	4.64%
Taxable investment securities	306,278	4,302	2.81%	239,297	3,375	2.82%
Tax-exempt investment securities	11,495	71	1.24%	5,458	59	2.16%
Fed funds sold and interest-earning deposits	28,660	4	0.03%	45,943	49	0.21%
Total interest-earning assets	1,199,405	23,008	3.84%	1,069,407	21,557	4.03%
Noninterest-earning assets:
Other assets	81,248			75,263
Allowance for loan losses	(13,539)			(9,390)
Net unrealized losses on available for sale securities	1,595			(843)
Total assets	$1,268,709			$1,134,437
Interest-bearing liabilities:
NOW accounts	$93,598	$130	0.28%	$78,247	$65	0.17%
Money management accounts	15,794	8	0.10%	15,005	9	0.12%
MMDA accounts	237,050	496	0.42%	198,298	756	0.76%
Savings and club accounts	116,479	72	0.12%	90,901	48	0.11%
Time deposits	385,918	1,965	1.02%	410,967	3,882	1.89%
Subordinated loans	36,009	965	5.36%	15,135	398	5.26%
Borrowings	86,598	597	1.38%	87,217	980	2.25%
Total interest-bearing liabilities	971,446	4,233	0.87%	895,770	6,138	1.37%
Noninterest-bearing liabilities:
Demand deposits	184,180			134,179
Other liabilities	11,769			12,446
Total liabilities	1,167,395			1,042,395
Shareholders' equity	101,314			92,042
Total liabilities & shareholders' equity	$1,268,709			$1,134,437
Net interest income		$18,775			$15,419
Net interest rate spread			2.97%			2.66%
Net interest margin			3.13%			2.88%
Ratio of average interest-earning assets to average interest-bearing liabilities			123.47%			119.38%

As indicated in the above tables, net interest income, before provision for loan losses, increased $2.6 million, or 33.7%, to $10.2 million for the three months ended June 30, 2021 as compared to $7.6 million for the same prior year period.  This increase was due principally to the $83.4 million, or 7.5%, increase in the average balance of interest-earning assets, combined with an increase of 25 basis points on the average yield earned on those assets.  These positive factors on net interest income were partially offset by an increase in the average balance of interest-bearing liabilities of $47.7 million, or 5.2%, but with a decrease of 49 basis points on the average interest rate paid on those liabilities.  In total, net interest margin increased 67 basis points to 3.42% due largely to the increase in average yields earned on average interest-earning assets, and an 87 and 83 basis point decrease in the average rate paid on time deposits and borrowings, respectively.  The following analysis should also be viewed in conjunction with the table below which reports the changes in net interest income attributable to rate and volume.

Interest and dividend income increased $1.6 million, or 14.8%, to $12.1 million for the three months ended June 30, 2021 compared to $10.5 million for the same three month period in 2020.  The increase in interest income was due principally to the increase in average interest-earning assets (primarily taxable investment securities, tax exempt investment securities and loans).  The increase in interest income on taxable investment securities was due principally to the increase in the average balance of those securities, which increased 31.6% in the year-over-year second quarter periods.  The average balance of loans increased by $60.1 million, while the average yield earned on those loans increased by 13 basis points.  The increase in the average balance of loans reflected purchased loan growth.  The increase in the average yield earned on loans was due to the recognition of deferred PPP fee income recognized in the period due to the increased levels of forgiveness in the three month ended June 30, 2021.  Please refer to the PPP tables above for the full impact of PPP loans on average loan yields.

Interest expense for the three months ended June 30, 2021 decreased $1.0 million or 35.6%, to $1.9 million when compared to the same prior year period.  Deposit interest expense decreased $1.1 million, or 48.1%, to $1.1 million due primarily to a 54 basis point decrease in the annualized rate paid on deposits to 0.54% for the three months ended June 30, 2021, as compared to 1.09% for the three months ended June 30, 2020.  This was partially offset by a $29.5 million increase in the average balance of interest-bearing deposits during the same time periods.   This decrease in the average cost of deposits was primarily due to an 87 basis point decrease in the average rate paid on time deposits during the three months ended June 30, 2021 as compared to the same three month period in 2020 due to the general decline in market interest rates during the second quarter of 2021.

For the six month period ended June 30, 2021, net interest income, before the provision for loan losses, increased $3.4 million, or 21.8%, to $18.8 million compared to $15.4 million for the six months ended June 30, 2020.  Interest and dividend income increased $1.5 million, or 6.7%, to $23.0 million for the six months ended June 30, 2021 from $21.6 million for the same six month period in 2020.  The increase in interest income was due principally to the increase in average balances of loans and taxable investment securities. The increase in the average balance of loans reflected continued success in its expansion within the greater Syracuse, New York market and purchased loan growth.  The increase in the average balance of securities reflected increased purchases in 2021 compared to 2020. These increases were offset by a reduction of the average balance of federal funds sold and interest-earning deposits, which decreased 37.6% in the year over-year six month periods.  The decrease in the average balance of federal funds sold and interest-earning deposits in 2021 was  primarily the result of the effects of the COVID-19 pandemic.  The Bank substantially increased its on-hand liquidity in 2020 to support the potential needs of the customers and the communities it serves during the six month period ended June 30, 2020.  This level of liquidity was not considered necessary in 2021.

Interest expense for the six months ended June 30, 2021 decreased $1.9 million, or 31.0%, to $4.2 million as compared to $6.1 million for the six months ended June 30, 2020.  The decrease in interest expense was due principally to a 50 basis point decrease in the average rate paid on interest-bearing liabilities to 0.87%, partially offset by a $75.7 million increase in the average balance of these liabilities.   The decrease in interest expense was due to a $2.1 million decrease in deposit interest expense and a $383,000 decrease in borrowings expense.  These decreases were partially offset by a $567,000 increase in subordinated loan expense due to the increase in the average balance of those subordinated loans period over period.   The average balance of interest-bearing deposits, which include brokered deposits, increased $55.4 million between the year-over-year six month periods.  The average rate paid on interest-bearing deposits decreased 57 basis points to 0.63% for the six months ended June 30, 2021 as compared with the same six month period in 2020.  This decrease was primarily due to an 87 basis point decrease in the average rate paid on time deposits, during the six months ended June 30, 2021 as compared to the same time period in 2020.  The decrease in the average rates paid on those deposits reflected the general decline in market interest rates during the first half of 2021.

Rate/Volume Analysis

Net interest income can also be analyzed in terms of the impact of changing interest rates on interest-earning assets and interest-bearing liabilities and changes in the volume or amount of these assets and liabilities. The following table represents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (change in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) total increase or decrease.  Changes attributable to both rate and volume have been allocated ratably. Please refer to the PPP table in the previous section for information on PPP loans and the impact on loan income for the three and six months ended June 30, 2021 and 2020.

	Three months ended June 30,			Six months ended June 30,
	2021 vs. 2020			2021 vs. 2020
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Loans	$2,285	$(2,270)	$15	$5,110	$(2,840)	$2,270
Taxable investment securities	867	(417)	450	524	(964)	(440)
Tax-exempt investment securities	70	(93)	(23)	(31)	(30)	(61)
Interest-earning deposits	(5)	(9)	(14)	222	(457)	(235)
Total interest income	3,217	(2,789)	428	5,825	(4,291)	1,534
Interest Expense:
NOW accounts	7	15	22	15	4	19
Money management accounts	-	-	-	2	(3)	(1)
MMDA accounts	294	(394)	(100)	149	(427)	(278)
Savings and club accounts	4	7	11	11	(16)	(5)
Time deposits	(80)	(530)	(610)	1,436	(2,725)	(1,289)
Subordinated loans	341	24	365	3	(64)	(61)
Borrowings	(12)	(168)	(180)	145	(268)	(123)
Total interest expense	554	(1,046)	(492)	1,761	(3,499)	(1,738)
Net change in net interest income	$2,663	$(1,743)	$920	$4,064	$(792)	$3,272

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

Management extensively reviews recent trends in historical losses, qualitative factors and specific reserve needs on loans individually evaluated for impairment in its determination of the adequacy of the allowance for loan losses. We recorded $929,000 in provision for loan losses for the three month period ended June 30, 2021, as compared to $1.1 million for the three month period ended June 30, 2020.  For the first six months of 2021, we recorded $2.0 million in provision for loan losses as compared to $2.2 million in the same prior year six month period. The provisioning in 2021 and 2020 reflects management’s determination of prudent additions to reserves considering loan mix changes, concentrations of loans in certain business sectors, factors related to loan quality metrics, and continued COVID-19 related economic uncertainty. The credit-sensitive portfolios continue to be carefully monitored, and the Bank will consistently apply its proven conservative loan classification and reserve building methodologies to the analysis of these portfolios.

The Company measures delinquency based on the amount of past due loans as a percentage of total loans. The ratio of delinquent loans to total loans increased to 2.36% at June 30, 2021 as compared to 1.85% at December 31, 2020.  Delinquent loans (numerator) increased $4.5 million while total loan balances (denominator) increased $5.8 million at June 30, 2021, as compared to December 31, 2020.  The increase in past due loans was primarily driven by an increase of $4.3 million loans delinquent 30-59 days, of which $3.4 million relate to a single commercial borrower.

At June 30, 2021, there were $19.8 million in loans past due including $8.1 million in loans 30-59 days past due, $5.5 million in loans 60-89 days past due and $6.2 million in loans 90 or more days past due.  At December 31, 2020, there were $15.3 million in loans past due including $3.8 million in loans 30-59 days past due, $5.4 million in loans 60-89 days past due and $6.1 million in loans 90 or more days past due.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, including insurance agency commissions, and net gains on sales of securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

	For the three months ended				For the six months ended,
(Dollars in thousands)	June 30, 2021	June 30, 2020	Change		June 30, 2021	June 30, 2020	Change
Service charges on deposit accounts	$357	$303	$54	17.8%	$689	$659	$30	4.6%
Earnings and gain on bank owned life insurance	129	106	23	21.7%	254	222	32	14.4%
Loan servicing fees	11	79	(68)	-86.1%	101	128	(27)	-21.1%
Debit card interchange fees	241	205	36	17.6%	462	368	94	25.5%
Insurance agency revenue	234	185	49	26.5%	514	522	(8)	-1.5%
Other charges, commissions and fees	323	255	68	26.7%	565	478	87	18.2%
Noninterest income before gains (losses)	1,295	1,133	162	14.3%	2,585	2,377	208	8.8%
Net gains on sales and redemptions of investment securities	51	1,023	(972)	-95.0%	51	1,049	(998)	-95.1%
Gains/(losses) on marketable equity securities	49	(722)	771	106.8%	283	(916)	1,199	-130.9%
Net gains on sales of loans and foreclosed real estate	39	97	(58)	-59.8%	159	769	(610)	-79.3%
Gains on sale of premises and equipment	-	-	-	-	201	-	201	>100%
Total noninterest income	$1,434	$1,531	$(97)	-6.3%	$3,279	$3,279	$-	0.0%

The $97,000, or 6.3%, decrease in noninterest income in the quarter ended June 30, 2021, as compared to the same quarterly period in 2020, was primarily the result of a $201,000 decrease in income from the combined investment related activities of (1) net gains on sales and redemptions of investment securities and (2) net losses on equity securities.  During the second quarter of 2021, net gains on sales and redemptions of investment securities decreased $972,000, as compared to the previous year period, and this decrease was partially offset by a $771,000 increase in gains on equity securities, compared to the second quarter of 2020. Further contributing to the decrease in noninterest income was a net decrease of $58,000 in net gains on sales of loans and foreclosed real estate for the current period.

Excluding the effects of the quarter over quarter fluctuations discussed above, all other noninterest income categories increased by $162,000, or 14.3%, in the three months ended June 30, 2021, as compared to the same prior year period.  Noninterest income was significantly muted in the second quarter of 2020 by reduced customer transactional activity levels and the Bank’s increased levels of fee waivers and other forbearances in response to the local economic effects of the COVID-19 pandemic.

Noninterest income remained consistent for the six months ended June 30, 2021, when compared to the same six month period in 2020.  Net gains on marketable equity securities increased $1.2 million and was partially offset by a decrease in net gains on the sales and redemptions of investment securities of $998,000.  Net gains on the sale of loans and foreclosed real estate also decreased $610,000 when compared to the same period in 2020.  Debit card interchange fees, other charges, commission and fees, earnings on bank owned life insurance and services charges on deposit accounts increased $94,000, $87,000, $32,000 and $30,000, respectively. The net increase in these categories of noninterest income were in part due to the Company’s increased strategic focus on improving recurring noninterest income.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

	For the three months ended				For the six months ended,
(Dollars in thousands)	June 30, 2021	June 30, 2020	Change		June 30, 2021	June 30, 2020	Change
Salaries and employee benefits	$3,501	$2,972	$529	17.8%	$6,842	$6,219	$623	10.0%
Building and occupancy	870	707	163	23.1%	1,663	1,461	202	13.8%
Data processing	654	552	102	18.5%	1,330	1,152	178	15.5%
Professional and other services	451	301	150	49.8%	868	617	251	40.7%
Advertising	259	261	(2)	-0.8%	505	437	68	15.6%
FDIC assessments	232	150	82	54.7%	430	339	91	26.8%
Audits and exams	177	125	52	41.6%	379	250	129	51.6%
Insurance agency expense	194	212	(18)	-8.5%	400	404	(4)	-1.0%
Community service activities	34	12	22	183.3%	122	119	3	2.5%
Foreclosed real estate expenses	16	5	11	220.0%	22	35	(13)	-37.1%
Other expenses	457	461	(4)	-0.9%	920	970	(50)	-5.2%
Total noninterest expenses	$6,845	$5,758	$1,087	18.9%	$13,481	$12,003	$1,478	12.3%

The $1.1 million, or 18.9%, increase in noninterest expense between the year-over-year second quarter periods was primarily a result of higher salaries and employee benefit expense, building and occupancy costs, professional and other services, and data processing expenses. The detail of the components of the overall increase in noninterest expense is as follows:

•

The increase in salaries and employee benefits expense was primarily due to a $401,000 increase in net salaries and employee benefits expense and a $144,000 increase in commissions’ expense.  The year-over-year increase in salaries and employee benefit expense was partially attributable to factors related to PPP loan originations, as discussed below.

•

The $163,000, $150,000, and $102,000 increases in building occupancy expenses, professional and other services, and data processing expenses, respectively, are consistent with the Company’s customer and operational growth and with the additional factors discussed below.

•	All other noninterest expenses increased in aggregate in the year-over-year three-month periods by a total of $143,000, or 2.5%.

The increase in salaries and employee benefit expense was primarily due to a $401,000 increase in net salaries and benefits expense and a $144,000 increase in commissions’ expense.  The $401,000 increase in net salaries and benefits expense in the three months ended June 30, 2021, as compared to the same three month period in 2020, was partially the result of reduced PPP loan origination-related salary expense deferrals in the amount of $416,000 in 2021, as compared to the previous year, as PPP loan origination volume declined from $75.0 million in the second quarter of 2020 to $1.9 million in the second quarter 2021. Commissions’ expense increased primarily due to the full resumption of accruals related to employee and officer incentive programs in the second quarter of 2021.  These accruals were substantially reduced in the second quarter of 2020 in response to the uncertainties presented by the pandemic. All other employee-related expenses declined in aggregate by $18,000 in the second quarter of 2021, as compared to the same quarterly period in 2020. Building and occupancy costs increased primarily as a result of an increase in maintenance costs and depreciation expense of $122,000 and $27,000, respectively. These increases are consistent with the Company’s recent refurbishments of certain branch and administrative locations and the relative timing of certain maintenance activities. Professional and other services costs increased due to increased use of third party services. Data processing costs increased due to increases in internet banking costs and processing costs.  These increases are consistent with the Company’s customer growth and operational growth, and the increased functionality now being offered to business customers and increased utilization of the Company’s electronic product and service channels.

The $1.5 million, or 12.3%, increase in noninterest expenses between the six month period ended June 30, 2021 and the same six month period in the prior year was principally due to an increase in salaries and employee benefits expense, professional and other services, building and occupancy costs,  data processing expenses, and audits and exams expense. The detail of the components of the overall increase in noninterest expense is as follows:

•

The $623,000 increase in salaries and employee benefits expense in the first six months of 2021, as compared to the same six month period in 2020, was primarily the result of an increase in net salaries expense and commissions expense of $410,000 and $237,000, respectively. The $410,000 increase in net salaries and benefits expense in the six months ended June 30, 2021, as compared to the same six month period in 2020, was partially the result of reduced PPP loan origination-related salary expense deferrals in the amount of $132,000 in 2021, as compared to the previous year, as PPP loan origination volume declined from $75.0 million in the first half of 2020 to $36.4 million in the first half of 2021. Commissions’ expense increased primarily due to the resumption of accruals related to employee and officer incentive programs in the first half of 2021.  These accruals were substantially reduced in the first half of 2020 in response to the uncertainties presented by the pandemic. All other employee-related expenses decreased in aggregate by $25,000 in the first half of 2021, as compared to the same six month period in 2020.

•

The $251,000 increase in professional and other services and the $129,000 increase in audits and exams expense was primarily related to the Bank’s first year of increased internal controls testing under FDICIA requirements for institutions with assets greater than $1 billion and additional expenses incurred by the Company as a result of the COVID-19 pandemic.

•

Building and occupancy costs increased primarily as a result of an increase in maintenance costs and depreciation expense of $168,000 and $51,000, respectively. These increases are consistent with the Company’s recent refurbishments of certain branch and administrative locations and the relative timing of certain maintenance activities.

•

Data processing costs increased due to increases in internet banking costs and processing costs.  These increases are consistent with the Company’s customer growth and operational growth, and the costs of increased functionality now being offered to business customers as well as generally increased utilization of the Company’s electronic product and service delivery channels.

•	All other noninterest expenses increased in aggregate in the year-over-year six month periods by a total of $95,000, or 0.8%, due to a broad range of individually immaterial variances.

At June 30, 2021, the Bank serviced 518 residential mortgage loans in the aggregate amount of $54.3 million that have been sold on a non-recourse basis to FNMA.  FNMA is the only unrelated third-party that has acquired loans originated by the Bank. On an infrequent basis, loans previously sold to FNMA that subsequently default may be found to have underwriting defects that place the loans out of compliance with the representations and warranties made by the Bank.  This can occur at any time while the loan is outstanding.  In such cases, the Bank is required to repurchase the defaulted loans from FNMA. Repurchase losses sustained by the Bank include all costs incurred by FNMA as part of the foreclosure process, including items such as delinquent property taxes and legal fees.  No such claims against the Bank were made by FNMA in the three or six month periods ended in either June 30, 2021 or June 30, 2020. Management continues to monitor the underwriting standards applied to all residential mortgage loan originations and subsequent sales through its quality control processes and considers these occurrences and their related expenses to be isolated instances.

During the most restrictive periods following the inception of the Covid-19 pandemic, which began in March 2020, the Company experienced material declines in substantially all forms of noninterest expenses.  These reductions in noninterest expenses were the result of the curtailment or elimination of a significant portion of non-critically-essential business and business development activities during that time. These activities were reduced or eliminated for the duration of the substantial restrictions imposed by governmental officials and as a consequence of the internal safety and social distancing protocols initiated by the Company and/or its customers. These effects were most pronounced in the second and third quarters of 2020 and extended, to lessening degrees, at least through the end of the first quarter of 2021.  Accordingly, as the Company progressively returned to less restricted operations, noninterest expenses progressively returned to the levels considered by its management to be prudent for the effective long-term management of the Company. Management has elected to provide a supplemental comparison between 2021 noninterest expenses and the same three and six month periods in 2019, which were the most recent three and six month periods not affected by the pandemic. The following table details the components of noninterest expense for the three and six months ended June 30, 2021 and 2019:

	For the three months ended				For the six months ended,
(Dollars in thousands)	June 30, 2021	June 30, 2019	Change		June 30, 2021	June 30, 2019	Change
Salaries and employee benefits	$3,501	$3,454	$47	1.4%	$6,842	$7,104	$(262)	-3.7%
Building and occupancy	870	632	238	37.7%	1,663	1,287	376	29.2%
Data processing	654	587	67	11.4%	1,330	1,162	168	14.5%
Professional and other services	451	380	71	18.7%	868	716	152	21.2%
Advertising	259	242	17	7.0%	505	481	24	5.0%
FDIC assessments	232	130	102	78.5%	430	241	189	78.4%
Audits and exams	177	100	77	77.0%	379	200	179	89.5%
Insurance agency expense	194	229	(35)	-15.3%	400	428	(28)	-6.5%
Community service activities	34	144	(110)	-76.4%	122	282	(160)	-56.7%
Foreclosed real estate expenses	16	59	(43)	-72.9%	22	296	(274)	-92.6%
Other expenses	457	582	(125)	-21.5%	920	1,053	(133)	-12.6%
Total noninterest expenses	$6,845	$6,539	$306	4.7%	$13,481	$13,250	$231	1.7%

Income Tax Expense

Income tax expense increased $412,000 to $851,000, with an effective tax rate of 19.2%, for the quarter ended June 30, 2021, as compared to $439,000, with an effective tax rate of 19.2%, for the same three month period in 2020. Income tax expense increased $506,000 to $1.4 million, with an effective tax rate of 21.5% for the six months ended June 30, 2021 as compared to $894,000, with an effective tax rate of 20.5%, for the same six month period in 2020. The increase in income tax expense in the current quarter and year to date, as compared to the same quarter and period in 2020, was primarily attributable to the year-over-year second quarter and six month increase in pre-tax net income.

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

Earnings per Share

Basic and diluted earnings per voting common share were $0.50 per share for the second quarter of 2021, as compared to $0.31 per basic and diluted share for the same quarter of 2020.

Basic and diluted earnings per voting common share were $0.87 for the six month period ended June 30, 2021, as compared to $0.60 for the same prior year period.  The increase in earnings per share between these two periods was due to the increase in net income between these two time periods.  Further information on earnings per share can be found in Note 3 of this Form 10-Q.

Changes in Financial Condition

Assets

Total assets increased $32.2 million, or 2.6%, to $1.3 billion at June 30, 2021 as compared to $1.2 billion at December 31, 2020.  This increase was due primarily to increases in loans and investment securities.

Total net loans receivable increased $7.6 million, or 0.9%, to $820.3 million at June 30, 2021 from $812.7 million at December 31, 2020.  The increase was primarily the result of an increase of $5.4 million in consumer loans and a $4.5 million increase in commercial loans.

Cash and cash equivalents decreased $2.3 million, or 5.3%, to $41.2 million at June 30, 2021, as compared to $43.5 million at December 31, 2020.  Total restricted cash was $1.6 million at both June 30, 2021 and December 31, 2020.

Investment securities increased $20.8 million, or 6.9%, to $322.1 million at June 30, 2021, as compared to $301.3 million at December 31, 2020, due principally to purchases of securities during the first six months of 2021.

Liabilities

Total liabilities increased $26.4 million, or 2.3%, to $1.2 billion at June 30, 2021 compared to $1.1 billion at December 31, 2020.  Deposits increased $35.8 million, or 3.6%, to $1.0 billion at June 30, 2021, compared to $995.9 million at December 31, 2020.  Noninterest-bearing deposits totaled $183.7 million at June 30, 2021, an increase of $21.6 million, or 13.3%, from the 2020 year end, and an increase of $23.5 million, or 14.7%, compared to June 30, 2020.  The increase in noninterest-bearing deposits was primarily a result of the Bank’s participation in the PPP, as well as ongoing growth in business banking relationships.  Interest-bearing deposits totaled $848.0 million at June 30, 2021, an increase of $14.2 million, or 1.7%, for the 2020 year end. Interest-bearing deposit growth was a result of municipal deposit inflows related to seasonal tax collections, as well as increases in retail and commercial deposits.  Borrowed funds balances from the FHLB-NY increased $1.7 million, or 2.1%, to $83.7 million at June 30, 2021 from $82.1 million at December 31, 2020. Subordinated loans were $29.5 million at June 30, 2021, a 25.2% decrease from $39.4 million as of the 2020 year end.  The Company exercised its option to redeem $10.0 million of the loans that were outstanding at June 30, 2021 on April 1, 2021. This redemption of outstanding debt prospectively reduces interest expense after April 1, 2021 by $625,000 annually.

Shareholders’ Equity

The Company’s shareholders’ equity, exclusive of the noncontrolling interest, increased $5.8 million, or 5.9%, to $103.2 million at June 30, 2021, from $97.5 million at December 31, 2020. This increase was principally due to a $4.3 million increase in retained earnings, a $427,000 increase in additional paid in capital, a $90,000 increase in ESOP shares earned and a $1.0 million increase in comprehensive income.  Comprehensive income increased primarily as the result of increases in the unrealized gain on the available-for sale investment portfolio during the six month period.  The increase in retained earnings resulted from $5.2 million in net income recorded in the first six months of 2021.  Partially offsetting this increase in retained earnings were $626,000 for cash dividends declared on our common stock, $97,000 for cash dividends declared on our Non-Voting common stock, $97,000 for cash dividends declared on our preferred stock, $17,000 for cash dividends declared on our issued warrant, and $65,000 in cumulative effect of our affiliate capital allocation.

Non-Voting Common Stock Issued

During the second quarter of 2021, the Company converted 1,380,283, or 100%, of its previously-outstanding shares of Series B Convertible Perpetual Preferred Stock to an equal number of newly-created Series A Non-Voting Common Stock.  Neither the previously-issued Series B Perpetual Preferred Stock, nor the newly-issued Series A Non-Voting Common Stock had, or will have, dividend or liquidation preference over the Company’s existing Voting Common Stock.  Holders of the new Series A Non-Voting Common Stock will be entitled to receive dividends, if and when declared by the Company’s Board of Directors, in the same per share amount as paid on the Company’s Voting Common Stock.

Capital

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its banking operations.  This strong capital position serves to support growth and expansion activities while at the same time exceeding regulatory standards.  At June 30, 2021, the Bank met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 8%, Tier 1 common equity exceeding 6.5%, and a total risk-based capital ratio exceeding 10%.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The buffer is separate from the capital ratios required under the Prompt Corrective Actions (“PCA”) standards. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum levels of the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity.  The capital conservation buffer requirement is now fully implemented at 2.5% of risk-weighted assets. At June 30, 2021, the Bank exceeded all regulatory required minimum capital ratios, including the capital buffer requirements.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies developed a “Community Bank Leverage Ratio” (the ratio of a bank's tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies have set the Community Bank Leverage Ratio at 9%. Pursuant to the CARES Act, the federal banking agencies in April 2020 issued interim final rules to set the Community Bank Leverage Ratio at 8% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the Community Bank Leverage Ratio increased to 8.5% for the calendar year. Community banks will have until January 1, 2022, before the Community Bank Leverage Ratio requirement will return to 9%. A financial institution can elect to be subject to this new definition. The Bank did not elect to become subject to the Community Bank Leverage Ratio.

Pathfinder Bank’s capital amounts and ratios as of the indicated dates are presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be "Well-Capitalized" Under Prompt Corrective Provisions		Minimum For Capital Adequacy with Buffer
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2021:
Total Core Capital (to Risk-Weighted Assets)	$120,708	14.82%	$65,174	8.00%	$81,468	10.00%	$85,541	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$110,470	13.56%	$48,881	6.00%	$65,174	8.00%	$69,247	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$110,470	13.56%	$36,660	4.50%	$52,954	6.50%	$57,027	7.00%
Tier 1 Capital (to Assets)	$110,470	8.83%	$50,046	4.00%	$62,557	5.00%	$62,557	5.00%
As of December 31, 2020
Total Core Capital (to Risk-Weighted Assets)	$115,289	13.13%	$70,270	8.00%	$87,838	10.00%	$92,230	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$104,287	11.87%	$52,703	6.00%	$70,270	8.00%	$74,662	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$104,287	11.87%	$39,527	4.50%	$57,095	6.50%	$61,487	7.00%
Tier 1 Capital (to Assets)	$104,287	8.63%	$48,314	4.00%	$60,392	5.00%	$60,392	5.00%

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

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Regulatory Capital Ratios (Bank Only)
Total capital (to risk-weighted assets)
Total equity (GAAP)	$113,896	$106,720
Goodwill	(4,536)	(4,536)
Intangible assets	(125)	(133)
Addback: Accumulated other comprehensive income	1,235	2,236
Total Tier 1 Capital	$110,470	$104,287
Allowance for loan and lease losses	10,238	11,002
Total Tier 2 Capital	$10,238	$11,002
Total Tier 1 plus Tier 2 Capital (numerator)	$120,708	$115,289
Risk-weighted assets (denominator)	814,675	878,380
Total core capital to risk-weighted assets	14.82%	13.13%

Tier 1 capital (to risk-weighted assets)
Total Tier 1 capital (numerator)	$110,470	$104,287
Risk-weighted assets (denominator)	814,675	878,380
Total capital to risk-weighted assets	13.56%	11.87%

Tier 1 capital (to adjusted assets)
Total Tier 1 capital (numerator)	$110,470	$104,287
Total average assets	1,255,806	1,212,512
Goodwill	(4,536)	(4,536)
Intangible assets	(125)	(133)
Adjusted assets (denominator)	$1,251,145	$1,207,843
Total capital to adjusted assets	8.83%	8.63%

Tier 1 Common Equity (to risk-weighted assets)
Total Tier 1 capital (numerator)	$110,470	$104,287
Risk-weighted assets (denominator)	814,675	878,380
Total Tier 1 Common Equity to risk-weighted assets	13.56%	11.87%

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of non-performing assets at the indicated dates:

	June 30,	December 31,	June 30,
(Dollars In thousands)	2021	2020	2020
Nonaccrual loans:
Commercial and commercial real estate loans	$11,803	$17,978	$6,807
Consumer	1,310	747	540
Residential mortgage loans	2,881	2,608	1,038
Total nonaccrual loans	15,994	21,333	8,385
Total nonperforming loans	15,994	21,333	8,385
Foreclosed real estate	-	-	26
Total nonperforming assets	$15,994	$21,333	$8,411

Accruing troubled debt restructurings	$5,315	$3,554	$2,020

Nonperforming loans to total loans	1.92%	2.58%	1.04%
Nonperforming assets to total assets	1.27%	1.74%	0.72%

Nonperforming assets include nonaccrual loans, nonaccrual troubled debt restructurings (“TDR”), and foreclosed real estate (‘‘FRE”). The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more.  There are no loans that are past due 90 days or more and still accruing interest.  Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity.  TDRs are included in the above table within the categories of nonaccrual loans or accruing TDRs.  There was one nonaccruing TDR loan, with an aggregate carrying value of $74,000 included among the nonaccrual loans detailed in the table above at June 30, 2021.

Pursuant to the CARES Act and as extended by the Consolidated Appropriations Act, 2021, financial institutions have the option to temporarily suspend certain requirements under U.S. generally accepted accounting principles related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. This provision allows a financial institution the option to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) January 1, 2022 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Bank elected to adopt these provisions of the CARES Act.

As indicated in the table above, nonperforming assets at June 30, 2021 were $16.0 million and were $5.3 million lower than the $21.3 million reported at December 31, 2020, which was due to a $6.2 million decrease in commercial real estate nonaccrual loans.  This was primarily the result of one commercial real estate loan totaling $7.4 million being removed from nonaccrual as of June 30, 2021 due to the resumption of timely principal and interest payments for six consecutive months.  This decrease was partially offset by an increase of $563,000 in nonperforming consumer loans and a $273,000 increase in nonperforming residential mortgage loans.

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

The allowance for loan losses represents management’s estimate of the probable losses inherent in the loan portfolio as of the date of the statement of condition.  The allowance for loan losses was $14.6 million and $12.8 million at June 30, 2021 and December 31, 2020, respectively.  The ratio of the allowance for loan losses to total loans increased 20 basis points to 1.75% at June 30, 2021 from 1.55% at December 31, 2020.  Management performs a quarterly evaluation of the allowance for loan losses based on quantitative and qualitative factors and has determined that the current level of the allowance for loan losses is adequate to absorb the losses in the loan portfolio as of June 30, 2021.

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

At June 30, 2021 and December 31, 2020, the Company had $17.3 million and $22.8 million in loans, respectively, which were deemed to be impaired, having established specific reserves of $3.3 million and $2.8 million, respectively, on these loans.  The decrease in impaired loans between these two dates was primarily driven by decreases of $5.8 million and $348,000, in impaired commercial real estate loans and residential real estate loans, respectively.  The $500,000 increase in specific reserves for impaired loans at June 30, 2021 as compared to December 31, 2020 was primarily due to a $574,000 increase in specific reserves for other commercial and industrial loans.

Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in those loans being included in future impaired loan reporting.  Potential problem loans totaled $32.4 million as of June 30, 2021, an increase of $9.2 million, or 39.8%, as compared to $23.2 million at December 31, 2020.  These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired.

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

Loans to a single borrower, or to a related group of borrowers, are referred to as related credits.  Total related credits encompass all related or affiliated borrower loan balances, including available unused lines of credit, for both personal and business loans.  At June 30, 2021, the Company had 30 total related credit relationships, comprised of 273 individual loans, with outstanding balances in excess of $5.0 million.  These total related credits ranged from $5.0 million to $15.0 million at June 30, 2021 with aggregate balances of $258.2 million.  Of the $258.2 million in total related credits, $238.4 million was secured by various collateral assets, primarily commercial real estate, $9.5 million was unsecured, and $10.3 million were PPP loans.

In addition, the future credit-related performance of a loan portfolio generally depends upon the types of loans within the portfolio, concentrations by type of loan and the quality of the collateral securing the loans.  The following table details the Company's loan portfolio by collateral type within major categories as of June 30, 2021:

(Dollars in thousands)	Balance	Number of Loans	Average Loan Balance	Minimum/ Maximum Loan Balance			Allowance for Loan Losses	Percent of Total Loans
Residential Mortgage Loans	$235,742	2,104	$112	$0	-	$1,529	$875	0%

Commercial Real Estate:
Mixed Use	$50,280	56	$898	$39	-	$11,341	$1,055	6%
Multi-Family Residential	44,043	59	746	24	-	6,269	924	5%
Hotels and Motels	35,595	10	3,560	327	-	11,500	747	4%
Office	33,921	62	547	-	-	4,799	712	4%
Retail	23,614	46	513	31	-	5,092	495	3%
1-4 Family Residential	19,639	152	129	3	-	1,207	412	2%
Automobile Dealership	16,815	11	1,529	3	-	6,691	353	2%
Skilled Nursing Facility	11,555	2	5,778	3,800	-	7,755	242	1%
Recreation/ Golf Course/ Marina	11,286	15	752	13	-	3,150	237	1%
Warehouse	9,836	13	757	71	-	2,664	206	1%
Manufacturing/Industrial	7,592	16	475	89	-	1,402	159	1%
Restaurant	6,131	24	255	40	-	1,231	129	1%
Automobile Repair	6,098	29	210	15	-	737	128	1%
Hospitals	4,671	11	425	45	-	2,288	98	1%
Not-For-Profit & Community Service Real Estate	3,639	3	1,213	77	-	3,105	76	1%
Land	3,421	3	1,140	105	-	1,758	72	1%
All Other	3,542	6	590	67	-	2,000	74	0%
Total Commercial Real Estate Loans	$291,678	518	$563				$6,120	35%

Commercial and Industrial:
Secured Term Loans	$57,901	369	$157	$-	-	$4,485	$2,263	7%
Unsecured Term Loans	16,515	114	145	3	-	2,244	646	2%
Secured Lines of Credit	50,885	263	193	-	-	6,787	1,989	6%
Unsecured Lines of Credit	9,212	142	65	-	-	4,052	360	1%
Total Commercial and Industrial Loans	$134,513	888	$151				$5,258	16%

Tax Exempt Loans	$6,554	20	$328	$6	-	$2,248	$1	1%

Paycheck Protection Loans	$53,611	698	$77	$-	-	$2,628	$-	6%

Consumer:
Home Equity Lines of Credit	$34,649	957	$36	$-	-	$504	$805	4%
Vehicle	22,645	1,543	15	0	-	348	353	3%
Consumer Secured	38,484	1,466	26	20	-	119	599	5%
Consumer Unsecured	17,003	4,377	4	-	-	99	265	2%
All Others	2,137	598	4	-	-	58	33	0%
Total Consumer Loans	$114,918	8,941	$13				$2,055	14%

Net deferred loan fees	(2,064)	-	-				-	-
Unallocated allowance for loan losses	-	-	-				294	-
Total Loans	$834,952	13,169	$63				$14,603	100%

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

Through the first six months of 2021, as indicated in the consolidated statement of cash flows, the Company reported net cash flows from operating activities of $8.6 million and net cash outflows of $37.7 million related to investing activities.  The net cash outflows from investing activities primarily was due to a net $20.8 million increase in all other investing activities in aggregate  combined with a $9.5 million increase in loan balances.  The Company reported net cash flows from financing activities of $26.9 million generated principally by increased deposit balances of $62.7 million, offset by decreased brokered deposits balances of $26.9 million and net cash outflow of $8.3 million from all other financing sources and dividends paid to common shareholders of $590,000.

The Company has a number of existing credit facilities available to it. At June 30, 2021, total credit available to the Company under the existing lines of credit was approximately $147.4 million at FHLBNY, the Federal Reserve Bank, and two other correspondent banks. As of June 30, 2021, the Company had $83.7 million of the available lines of credit utilized on its existing lines of credit with $63.7 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of June 30, 2021, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

Off-Balance Sheet Arrangements

The Company is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  At June 30, 2021, the Company had $196.4 million in outstanding commitments to extend credit and standby letters of credit.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information relating to this item.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer), management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021.  The term “disclosure controls and procedures,” under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our CEO and CFO concluded that, solely as a result of the material weaknesses in internal control over financial reporting described below, which continued to exist as of June 30, 2021, our disclosure controls and procedures were not effective as of June 30, 2021.

Previously Disclosed Material Weakness

The Company disclosed in Item 8 – Financial Statements and Supplementary Data in its Annual Report on Form 10-K for the year ended December 31, 2020 two areas that, under applicable SEC accounting rules, each constituted a “material weakness.”  The first material weakness identified ineffectiveness in the controls related to Related Party (as defined in applicable regulations) transactions that included procedural and documentary deficiencies related to underwriting risk ratings and the completeness of borrower reviews.  The second identified area of material weakness related to loan authorization, disbursement and file maintenance controls.  As a result of the material weaknesses described above, management has concluded that, as of June 30, 2021, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes made in our internal controls during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At June 30, 2021, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material and adverse effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2021 through April 30, 2021	-	$-	-	74,292

May 1, 2021 through May 31, 2021	-	$-	-	74,292

June 1, 2021 through June 30, 2021	-	$-	-	74,292

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

PATHFINDER BANCORP, INC.

(registrant)

August 16, 2021	/s/ Thomas W. Schneider
Thomas W. Schneider
President and Chief Executive Officer

August 16, 2021	/s/ Walter F. Rusnak
Walter F. Rusnak
Senior Vice President, Chief Financial Officer