Form 10-Q
period 2021-09-30
Pathfinder Bancorp, Inc.
filed 2021-11-15
CIK 1609065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, there were 4,583,215 shares outstanding of the registrant’s Voting common stock and 1,380,283 shares outstanding of the registrant’s Series A Non-Voting common stock.

Table of Contents

PATHFINDER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.

Consolidated Statements of Condition

(Unaudited)

	September 30,	December 31,
(In thousands, except share and per share data)	2021	2020
ASSETS:
Cash and due from banks (including restricted balances of $1,600 and $1,600, respectively)	$27,230	$14,906
Interest-earning deposits (including restricted balances of $0 and $0, respectively)	48,010	28,558
Total cash and cash equivalents	75,240	43,464
Available-for-sale securities, at fair value	175,523	128,261
Held-to-maturity securities, at amortized cost (fair value of $164,896 and $174,935, respectively)	161,736	171,224
Marketable equity securities, at fair value	667	1,850
Federal Home Loan Bank stock, at cost	3,737	4,390
Loans	787,854	823,969
Loans held-for-sale	294	1,526
Less: Allowance for loan losses	14,065	12,777
Loans receivable, net	774,083	812,718
Premises and equipment, net	21,943	22,264
Operating lease right-of-use assets	2,170	2,240
Accrued interest receivable	4,599	4,549
Intangible assets, net	121	133
Goodwill	4,536	4,536
Bank owned life insurance	23,282	17,864
Other assets	14,561	13,950
Total assets	$1,262,198	$1,227,443

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$840,004	$833,850
Noninterest-bearing	206,212	162,057
Total deposits	1,046,216	995,907
Short-term borrowings	-	4,020
Long-term borrowings	67,054	78,030
Subordinated loans	29,522	39,400
Accrued interest payable	145	193
Operating lease liabilities	2,469	2,525
Other liabilities	10,143	9,646
Total liabilities	1,155,549	1,129,721
Shareholders' equity:
Preferred stock, par value $0.01 per share; no liquidation preference; 10,000,000 shares authorized; 0 and 1,380,283 shares issued and outstanding, respectively	-	14
Voting common stock, par value $0.01; 25,000,000 authorized shares; 4,575,615 and 4,531,383 shares issued and outstanding, respectively	46	45
Non-Voting common stock, par value $0.01; 1,505,283 authorized shares; 1,380,283 and 0 shares issued and outstanding, respectively	14	-
Additional paid in capital	50,693	50,024
Retained earnings	57,490	50,284
Accumulated other comprehensive loss	(1,391)	(2,236)
Unearned ESOP	(540)	(675)
Total Pathfinder Bancorp, Inc. shareholders' equity	106,312	97,456
Noncontrolling interest	337	266
Total equity	106,649	97,722
Total liabilities and shareholders' equity	$1,262,198	$1,227,443

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended		For the nine months ended
(In thousands, except per share data)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest and dividend income:
Loans, including fees	$9,465	$8,810	$28,096	$26,884
Debt securities:
Taxable	2,049	1,520	6,177	4,761
Tax-exempt	28	50	99	109
Dividends	87	103	261	237
Federal funds sold and interest earning deposits	3	4	7	53
Total interest and dividend income	11,632	10,487	34,640	32,044
Interest expense:
Interest on deposits	1,154	1,616	3,825	6,376
Interest on short-term borrowings	2	38	8	134
Interest on long-term borrowings	274	331	865	1,215
Interest on subordinated loans	411	191	1,376	589
Total interest expense	1,841	2,176	6,074	8,314
Net interest income	9,791	8,311	28,566	23,730
Provision for loan losses	104	1,682	2,061	3,895
Net interest income after provision for loan losses	9,687	6,629	26,505	19,835
Noninterest income:
Service charges on deposit accounts	393	339	1,082	998
Earnings and gain on bank owned life insurance	164	133	418	355
Loan servicing fees	54	90	155	218
Net gains on sales and redemptions of investment securities	5	27	56	1,076
Gains (losses) on marketable equity securities	89	118	372	(798)
Net gains on sales of loans and foreclosed real estate	67	134	226	903
Net gains on sale of premises and equipment	-	-	201	-
Debit card interchange fees	236	209	698	577
Insurance agency revenue	303	217	817	739
Other charges, commissions & fees	235	224	800	702
Total noninterest income	1,546	1,491	4,825	4,770
Noninterest expense:
Salaries and employee benefits	3,624	3,396	10,466	9,615
Building and occupancy	724	788	2,387	2,249
Data processing	686	569	2,016	1,721
Professional and other services	385	282	1,253	899
Advertising	191	236	696	673
FDIC assessments	222	170	652	509
Audits and exams	193	126	572	376
Insurance agency expense	227	113	627	517
Community service activities	59	44	181	163
Foreclosed real estate expenses	8	7	30	42
Other expenses	504	499	1,424	1,469
Total noninterest expense	6,823	6,230	20,304	18,233
Income before income taxes	4,410	1,890	11,026	6,372
Provision for income taxes	1,005	372	2,405	1,266
Net income attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	3,405	1,518	8,621	5,106
Net income attributable to noncontrolling interest	40	44	93	101
Net income attributable to Pathfinder Bancorp Inc.	3,365	1,474	8,528	5,005

Voting Earnings per common share - basic	$0.56	$0.25	$1.43	$0.85
Voting Earnings per common share - diluted	$0.56	$0.25	$1.43	$0.85
Series A Non-Voting Earnings per common share- basic	$0.56	$-	$1.43	$-
Series A Non-Voting Earnings per common share - diluted	$0.56	$-	$1.43	$-
Dividends per common share (Voting and Series A Non-Voting)	$0.07	$0.06	$0.21	$0.18

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended		For the nine months ended
(In thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net Income	$3,405	$1,518	$8,621	$5,106

Other Comprehensive Income (Loss)

Retirement Plans:
Retirement plan net losses recognized in plan expenses	26	58	79	175

Unrealized holding (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains arising during the period	(486)	1,041	477	1,801
Reclassification adjustment for net gains included in net income	(18)	(27)	(18)	(926)
Net unrealized (losses) gains on available-for-sale securities	(504)	1,014	459	875

Derivatives and hedging activities:
Unrealized holding gains (losses) arising during the period	263	114	590	(1,413)
Net unrealized gains (losses) on derivatives and hedging activities	263	114	590	(1,413)

Accretion of net unrealized loss on securities transferred to held-to- maturity(1)	4	8	17	26

Other comprehensive (loss) income, before tax	(211)	1,194	1,145	(337)
Tax effect	55	(251)	(300)	70
Other comprehensive (loss) income, net of tax	(156)	943	845	(267)
Comprehensive income	$3,249	$2,461	$9,466	$4,839
Comprehensive income, attributable to noncontrolling interest	$40	$44	$93	$101
Comprehensive income attributable to Pathfinder Bancorp, Inc.	$3,209	$2,417	$9,373	$4,738

Tax Effect Allocated to Each Component of Other Comprehensive Income (Loss)
Retirement plan net losses recognized in plan expenses	$(7)	$(13)	$(22)	$(37)
Unrealized holding (losses) gains on available-for-sale securities arising during the period	127	(220)	(124)	(379)
Reclassification adjustment for net gains included in net income	5	6	5	194
Unrealized gains (losses) on derivatives and hedging arising during the period	(69)	(23)	(154)	297
Accretion of net unrealized loss on securities transferred to held-to- maturity(1)	(1)	(1)	(5)	(5)
Income tax effect related to other comprehensive (loss) income	$55	$(251)	$(300)	$70

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

Pathfinder Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended September 30, 2021 and September 30, 2020

(Unaudited)

(In thousands, except share and per share data)	Preferred Stock	Common Stock	Non-Voting Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP	Non-controlling Interest	Total
Balance, June 30, 2021	$-	$45	$14	$50,451	$54,545	$(1,235)	$(585)	$297	$103,532
Net income	-	-	-	-	3,365	-	-	40	3,405
Other comprehensive loss, net of tax	-	-	-	-	-	(156)	-	-	(156)
ESOP shares earned (6,111 shares)	-	-	-	54	-	-	45	-	99
Restricted stock units (13,436 shares issued)	-	-	-	-	-	-	-	-	-
Stock based compensation	-	-	-	46	-	-	-	-	46
Stock options exercised	-	1	-	142	-	-	-	-	143
Common stock dividends declared ($0.07 per share)	-	-	-	-	(315)	-	-	-	(315)
Non-Voting common stock dividends declared ($0.07 per share)	-	-	-	-	(96)	-	-	-	(96)
Warrant dividends declared ($0.07 per share)	-	-	-	-	(9)	-	-	-	(9)
Capital transfer from affiliates	-	-	-	-	-	-	-	-	-
Balance, September 30, 2021	$-	$46	$14	$50,693	$57,490	$(1,391)	$(540)	$337	$106,649

Balance, June 30, 2020	$12	$48	$-	$49,747	$47,660	$(4,387)	$(765)	$292	$92,607
Net income	-	-	-	-	1,474	-	-	44	1,518
Other comprehensive income, net of tax	-	-	-	-	-	943	-	-	943
ESOP shares earned (6,111 shares)	-	-	-	16	-	-	45	-	61
Stock based compensation	-	-	-	73	-	-	-	-	73
Common stock dividends declared ($0.06 per share)	-	-	-	-	(279)	-	-	-	(279)
Preferred stock dividends declared ($0.06 per share)	-	-	-	-	(70)	-	-	-	(70)
Warrant dividends declared ($0.06 per share)	-	-	-	-	(7)	-	-	-	(7)
Capital transfer from affiliates	-	-	-	7	-	-	-	(7)	-
Cumulative effect of affiliate capital allocation	-	-	-	42	(82)	-	-	40	-
Distributions from affiliates	-	-	-	-	-	-	-	(98)	(98)
Balance, September 30, 2020	$12	$48	$-	$49,885	$48,696	$(3,444)	$(720)	$271	$94,748

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended September 30, 2021 and September 30, 2020

(Unaudited)

(In thousands, except share and per share data)	Preferred Stock	Common Stock	Non-Voting Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP	Non-controlling Interest	Total
Balance, January 1, 2021	$14	$45	$-	$50,024	$50,284	$(2,236)	$(675)	$266	$97,722
Net income	-	-	-	-	8,528	-	-	93	8,621
Conversion of Preferred stock to Non-Voting common stock	(14)	-	14	-	-	-	-	-	-
Other comprehensive income, net of tax	-	-	-	-	-	845	-	-	845
ESOP shares earned (18,332 shares)	-	-	-	138	-	-	135	-	273
Restricted stock units vested (13,769 shares issued)	-	-	-	-	-	-	-	-	-
Stock based compensation	-	-	-	194	-	-	-	-	194
Stock options exercised	-	1	-	304	-	-	-	-	305
Common stock dividends declared ($0.21 per share)	-	-	-	-	(941)	-	-	-	(941)
Non-Voting common stock dividends declared ($0.14 per share)	-	-	-	-	(193)	-	-	-	(193)
Preferred stock dividends declared ($0.07 per share)	-	-	-	-	(97)	-	-	-	(97)
Warrant dividends declared ($0.21 per share)	-	-	-	-	(26)	-	-	-	(26)
Cumulative effect of affiliate capital allocation	-	-	-	33	(65)	-	-	32	-
Distributions from affiliates	-	-	-	-	-	-	-	(54)	(54)
Balance, September 30, 2021	$-	$46	$14	$50,693	$57,490	$(1,391)	$(540)	$337	$106,649

Balance, January 1, 2020	$12	$47	$-	$49,362	$44,839	$(2,971)	$(855)	$235	$90,669
Net income	-	-		-	5,005	-	-	101	5,106
Reevaluation of deferred tax asset valuation allowance (1)	-	-	-	-	-	(206)	-	-	(206)
Other comprehensive loss, net of tax	-	-	-	-	-	(267)	-	-	(267)
ESOP shares earned (18,332 shares)	-	-	-	68	-	-	135	-	203
Restricted stock units (13,437 shares issued)	-	-	-	-	-	-	-	-	-
Stock based compensation	-	-	-	212	-	-	-	-	212
Stock options exercised	-	1	-	194	-	-	-	-	195
Common stock dividends declared ($0.18 per share)	-	-	-	-	(836)	-	-	-	(836)
Preferred stock dividends declared ($0.18 per share)	-	-	-	-	(208)	-	-	-	(208)
Warrant dividends declared ($0.18 per share)	-	-	-	-	(22)	-	-	-	(22)
Capital transfer from affiliates	-	-	-	7	-	-	-	(7)	-
Cumulative effect of affiliate capital allocation	-	-	-	42	(82)	-	-	40	-
Distributions from affiliates	-	-	-	-	-	-	-	(98)	(98)
Balance, September 30, 2020	$12	$48	$-	$49,885	$48,696	$(3,444)	$(720)	$271	$94,748

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

Pathfinder Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
(In thousands)	2021	2020
OPERATING ACTIVITIES
Net income attributable to Pathfinder Bancorp, Inc.	$8,528	$5,005
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	2,061	3,895
Amortization of operating leases	14	15
Proceeds from sales of loans	7,076	43,753
Originations of loans held-for-sale	(5,618)	(7,597)
Realized losses (gains) on sales, redemptions and calls of:
Real estate acquired through foreclosure	-	5
Loans	(226)	(908)
Available-for-sale investment securities	(18)	(1,042)
Held-to-maturity investment securities	(38)	(34)
Premises and equipment	(201)	-
Marketable equity securities	(372)	798
Depreciation	1,361	1,249
Amortization of mortgage servicing rights	(7)	(325)
Amortization of deferred loan costs	1,499	355
Amortization of deferred financing from subordinated debt	122	26
Earnings on bank owned life insurance	(418)	(355)
Net amortization of premiums and discounts on investment securities	1,837	1,572
Amortization of intangible assets	12	12
Stock based compensation and ESOP expense	467	415
Net change in accrued interest receivable	(50)	(1,194)
Payment of executive deferred compensation and SERP contracts, expensed in prior periods	(571)	-
Net change in other assets and liabilities	248	(573)
Net cash flows from operating activities	15,707	45,072
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(133,834)	(107,075)
Purchase of investment securities held-to-maturity	(28,059)	(75,234)
Purchase of Federal Home Loan Bank stock	(3,923)	(3,016)
Proceeds from redemption of Federal Home Loan Bank stock	4,576	2,490
Proceeds from maturities and principal reductions of investment securities available-for-sale	46,491	71,970
Proceeds from maturities and principal reductions of investment securities held-to-maturity	36,091	31,730
Proceeds from sales, redemptions and calls of:
Available-for-sale investment securities	38,243	24,795
Held-to-maturity investment securities	1,215	1,701
Marketable equity securities	1,555	-
Real estate acquired through foreclosure	-	132
Purchase of bank owned life insurance	(5,000)	-
Net change in loans	35,075	(74,980)
Purchase of premises and equipment	(1,070)	(1,354)
Proceeds from sale of premises and equipment	231	-
Net cash outflows from investing activities	(8,409)	(128,841)
FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts, money management deposit accounts, MMDA accounts and escrow deposits	102,484	130,533
Net change in time deposits	(11,275)	(51,337)

Net change in brokered deposits	(40,900)	37,144
Net change in short-term borrowings	(4,020)	(15,118)
Payments on long-term borrowings	(18,071)	(32,331)
Proceeds from long-term borrowings	7,095	34,550
Payments on sub-debt borrowings	(10,000)	-
Proceeds from exercise of stock options	305	195
Cash dividends paid to common shareholders	(1,005)	(852)
Cash dividends paid to preferred shareholders	(180)	(208)
Cash dividends paid on warrants	(25)	(22)
Change in noncontrolling interest, net	71	36
Net cash flows from financing activities	24,479	102,590
Change in cash and cash equivalents	31,776	18,821
Cash and cash equivalents at beginning of period	43,464	20,160
Cash and cash equivalents at end of period	$75,240	$38,981
CASH PAID DURING THE PERIOD FOR:
Interest	$6,122	$8,522
Income taxes	1,355	1,850
NON-CASH INVESTING ACTIVITY
Real estate acquired in exchange for loans	-	58
RESTRICTED CASH
Collateral deposits for hedge position included in cash and due from banks	1,600	1,600

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1:   Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc., (the “Company”), Pathfinder Bank (the “Bank”) and its other wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Certain amounts in the 2020 consolidated financial statements may have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income or comprehensive income as previously reported.  Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021 or any other interim period.

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

Standards Adopted as of September 30, 2021
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
1. No. 2021-06 | Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946)

This ASU requires applicable entities to disclose, as of each balance sheet date, in a footnote to the financial statements, the aggregate dollar amount of loans (exclusive of loans to any such persons which in the aggregate do not exceed $60,000 during the latest year) made by the registrant or any of its subsidiaries to directors, executive officers, or principal holders of equity securities of the registrant or any of its significant subsidiaries, or to any associate of such persons. For the latest fiscal year, an analysis of activity with respect to such aggregate loans to related parties should also be provided. The analysis should include the aggregate amount at the beginning of the period, new loans, repayments, and other changes. This disclosure need not be furnished when the aggregate amount of such loans at the balance sheet date (or with respect to the latest fiscal year, the maximum amount outstanding during the period) does not exceed five percent of stockholders equity as of that date.  This ASU also requires depository and lending institutions to disclose if a significant portion of the aggregate amount of loans outstanding to related parties at the end of the fiscal year relates to loans that are disclosed as nonaccrual, past due, nonaccrual, or troubled debt restructurings in the consolidated financial statements along with such other information necessary to an understanding of the effects of the transactions on the financial statements. This ASU further requires depository and lending institutions to disclose if any loans were not made in the ordinary course of business during any period for which a statement of comprehensive income is required to be filed.

This ASU is effective immediately for all applicable entities.

This ASU requires additional disclosures to be provided in all reporting periods for which financial statements are presented, but otherwise does not affect the Company's reported statements of financial condition or results of operations.

Standards Not Yet Adopted as of September 30, 2021

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

The Company has voting common stock, non-voting common stock and a warrant that are all eligible to participate in dividends equal to the voting common stock dividends on a per share basis. Securities that participate in dividends, such as the Company’s non-voting common stock and warrant, are considered “participating securities”.  The Company calculates net income available to voting common shareholders using the two-class method required for capital structures that include participating securities.

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

Anti-dilutive shares are common stock equivalents with average exercise prices in excess of the weighted average market price for the period presented.  Anti-dilutive stock options, not included in the computation below, were -0- for the three and nine months ended September 30, 2021. Anti-dilutive stock options, not included in the computation below, were 256,145 for the three months ended September 30, 2020 and 170,763 for the nine months ended September 30, 2020.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2021	2020	2021	2020
Net income attributable to Pathfinder Bancorp, Inc.	$3,365	$1,474	$8,528	$5,005
Convertible preferred stock dividends	-	70	180	208
Series A Non-Voting Common Stock dividends	96	-	110	-
Warrant dividends	9	7	26	22
Undistributed earnings allocated to participating securities	739	241	1,833	853
Net income available to common shareholders- Voting	$2,521	$1,156	$6,379	$3,922

Net income attributable to Pathfinder Bancorp, Inc.	$3,365	$-	$8,528	$-
Convertible preferred stock dividends	-	-	180	-
Voting Common Stock dividends	315	-	941	-
Warrant dividends	9	-	26	-
Undistributed earnings allocated to participating securities	2,266	-	6,624	-
Net income available to common shareholders- Series A Non-Voting	$775	$-	$757	$-

Basic weighted average common shares outstanding- Voting	4,488	4,650	4,465	4,632
Basic weighted average common shares outstanding- Series A Non-Voting	1,380	-	531	-
Diluted weighted average common shares outstanding- Voting	4,488	4,650	4,465	4,632
Diluted weighted average common shares outstanding- Series A Non-Voting	1,380	-	531	-

Basic earnings per common share- Voting	$0.56	$0.25	$1.43	$0.85
Basic earnings per common share- Series A Non-Voting	$0.56	$-	$1.43	$-
Diluted earnings per common share- Voting	$0.56	$0.25	$1.43	$0.85
Diluted earnings per common share- Series A Non-Voting	$0.56	$-	$1.43	$-

Supplemental information:	September 30, 2021	December 31, 2020	September 30, 2020
Voting Common Stock shares outstanding at period end	4,576	4,531	4,754
Series A Non-Voting Common Stock shares outstanding at period end	1,380	-	-
Series B Convertible Preferred Stock shares outstanding at period end	-	1,380	1,155
Total shares of all classes of stock outstanding at period end	5,956	5,911	5,909

Note 4:   Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	September 30, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$33,329	$19	$(305)	$33,043
State and political subdivisions	27,577	1,333	-	28,910
Corporate	13,620	560	(25)	14,155
Asset backed securities	12,520	33	(57)	12,496
Residential mortgage-backed - US agency	23,567	268	(229)	23,606
Collateralized mortgage obligations - US agency	15,043	56	(291)	14,808
Collateralized mortgage obligations - Private label	48,070	412	(183)	48,299
Total	173,726	2,681	(1,090)	175,317
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$173,932	$2,681	$(1,090)	$175,523

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$-	$-	$-
State and political subdivisions	17,393	507	(93)	17,807
Corporate	45,301	1,487	(37)	46,751
Asset backed securities	15,099	122	(136)	15,085
Residential mortgage-backed - US agency	10,103	369	-	10,472
Collateralized mortgage obligations - US agency	12,173	483	(5)	12,651
Collateralized mortgage obligations - Private label	61,667	564	(101)	62,130
Total held-to-maturity	$161,736	$3,532	$(372)	$164,896

	December 31, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$6,428	$12	$(24)	$6,416
State and political subdivisions	23,235	538	(20)	23,753
Corporate	12,393	275	-	12,668
Asset backed securities	8,572	39	(4)	8,607
Residential mortgage-backed - US agency	24,856	355	-	25,211
Collateralized mortgage obligations - US agency	26,776	149	(461)	26,464
Collateralized mortgage obligations - Private label	24,662	384	(110)	24,936
Total	126,922	1,752	(619)	128,055
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$127,128	$1,752	$(619)	$128,261

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$1,000	$2	$-	$1,002
State and political subdivisions	16,482	527	(58)	16,951
Corporate	36,441	1,101	(7)	37,535
Asset backed securities	18,414	217	(176)	18,455
Residential mortgage-backed - US agency	11,807	475	-	12,282
Collateralized mortgage obligations - US agency	24,482	850	(1)	25,331
Collateralized mortgage obligations - Private label	62,598	902	(121)	63,379
Total held-to-maturity	$171,224	$4,074	$(363)	$174,935

The amortized cost and estimated fair value of debt investments at September 30, 2021 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$5,892	$6,219	$6,320	$6,416
Due after one year through five years	5,241	5,402	8,232	8,748
Due after five years through ten years	35,544	35,312	40,257	41,365
Due after ten years	40,369	41,671	22,984	23,114
Sub-total	87,046	88,604	77,793	79,643
Residential mortgage-backed - US agency	23,567	23,606	10,103	10,472
Collateralized mortgage obligations - US agency	15,043	14,808	12,173	12,651
Collateralized mortgage obligations - Private label	48,070	48,299	61,667	62,130
Totals	$173,726	$175,317	$161,736	$164,896

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	September 30, 2021
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	3	$(305)	$31,799	-	$-	$-	3	$(305)	$31,799
State and political subdivisions	-	-	-	-	-	-	-	-	-
Corporate	2	(25)	1,689	-	-	-	2	(25)	1,689
Asset backed securities	4	(57)	9,489	-	-	-	4	(57)	9,489
Residential mortgage-backed - US agency	3	(229)	13,440	-	-	-	3	(229)	13,440
Collateralized mortgage obligations - US agency	3	(45)	6,821	2	(246)	2,590	5	(291)	9,411
Collateralized mortgage obligations - Private label	11	(171)	24,927	2	(12)	1,579	13	(183)	26,506
Totals	26	$(832)	$88,165	4	$(258)	$4,169	30	$(1,090)	$92,334
Held-to-Maturity Portfolio
State and political subdivisions	3	$(51)	$3,333	1	$(42)	$2,034	4	$(93)	$5,367
Corporate	8	(37)	5,963	-	-	-	8	(37)	5,963
Asset backed securities	3	(55)	4,331	2	(81)	1,856	5	(136)	6,187
Collateralized mortgage obligations - US agency	1	(5)	1,209	-	-	-	1	(5)	1,209
Collateralized mortgage obligations - Private label	-	-	-	3	(101)	4,191	3	(101)	4,191
Totals	15	$(148)	$14,836	6	$(224)	$8,081	21	$(372)	$22,917

	December 31, 2020
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	-	$-	$-	1	$(24)	$4,954	1	$(24)	$4,954
State and political subdivisions	1	(20)	2,521	-	-	-	1	(20)	2,521
Corporate	-	-	-	-	-	-	-	-	-
Asset backed securities	2	(2)	2,487	1	(2)	80	3	(4)	2,567
Residential mortgage-backed - US agency	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations - US agency	2	(45)	6,974	2	(416)	5,683	4	(461)	12,657
Collateralized mortgage obligations - Private label	3	(78)	8,071	4	(32)	2,574	7	(110)	10,645
Totals	8	$(145)	$20,053	8	$(474)	$13,291	16	$(619)	$33,344
Held-to-Maturity Portfolio
US Treasury, agencies and GSE's	-	$-	$-	-	$-	$-	-	$-	$-
State and political subdivisions	3	(58)	7,063	-	-	-	3	(58)	7,063
Corporate	4	(7)	3,775	-	-	-	4	(7)	3,775
Asset backed securities	4	(36)	4,209	3	(140)	4,683	7	(176)	8,892
Collateralized mortgage obligations - US agency	1	(1)	1,496	-	-	-	1	(1)	1,496
Collateralized mortgage obligations - Private label	4	(115)	6,442	1	(6)	780	5	(121)	7,222
Totals	16	$(217)	$22,985	4	$(146)	$5,463	20	$(363)	$28,448

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

Management does not believe any individual unrealized loss in securities within the portfolio as of September 30, 2021 represents OTTI.  At September 30, 2021, the Bank had the following securities, in a loss position for 12 months or more relative to their amortized historical cost, which were deemed to have no credit impairment, thus, the disclosed unrealized losses relate directly to changes in interest rates subsequent to the acquisition of the individual securities.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

Of the total of 10 securities in an unrealized loss position for 12 months or more at September 30, 2021 two securities, representing 21.1%  of the unamortized cost of the total securities in an unrealized loss position for 12 months or more, are issued by United States agencies or GSEs and consist of mortgage-backed securities, collateralized mortgage obligations and direct agency financings.  These positions in US government agency and GSEs are deemed to have no credit impairment, thus, the disclosed unrealized losses relate primarily to changes in prepayment assumptions related to significantly lower general interest rates resulting from the economic effects of the pandemic.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

In addition to these securities, the Company held the following eight non-government-issued/backed securities that were in an unrealized loss position for 12 or more months at September 30, 2021:

•

Two privately-issued mortgaged-backed securities, categorized as available-for-sale, and collateralized by various forms of commercial mortgages, with an amortized historical cost of $1.6 million and an aggregate market value of $1.6 million (unrealized loss of $12,000 or -0.75%).  These securities maintain a credit rating established by one or more nationally-recognized statistical rating organizations (NRSRO) above the minimum level required to be considered as investment grade and therefore, no credit-related OTTI is deemed to be present. These securities were not rated at the time of their issuances by any NRSRO but each security remains significantly collateralized through subordination and other credit enhancement mechanisms. Therefore, no credit-related OTTI is deemed to be present.

•

Three privately-issued collateralized mortgage obligation securities, categorized as held-to-maturity, with an aggregate amortized historical cost of $4.3 million and an aggregate market value of $4.2 million (unrealized aggregate loss of $101,000 or -2.4%).  These securities each maintain a credit rating established by one or more NRSRO above the minimum level required to be considered as investment grade and therefore, no credit-related OTTI is deemed to be present.

•

One privately-issued asset-backed security, categorized as held-to-maturity and collateralized by small business loans with an aggregated amortized historical cost of $323,000 and an aggregate market value of $319,000 (aggregate unrealized loss of $4,000 or -1.2%). This security was not rated at the time of its issuance by any NRSRO but remains significantly collateralized through subordination and other credit enhancements. Therefore, no credit-related OTTI is deemed to be present.

•

One privately-issued asset-backed security, categorized as held-to-maturity and collateralized by federally-insured student loans, with an aggregate amortized historical cost of $1.6 million and an aggregate market value of

$1.5  million (aggregate unrealized loss of $77,000 or -4.8%). This security was unrated at the time of its issuance but remains significantly collateralized through subordination. Therefore, no credit-related OTTI is deemed to be present.

•

One municipal bond, categorized as held-to-maturity, with an aggregate amortized historical cost of $2.1 million and an aggregate market value of $2.0 million (aggregate unrealized loss of $42,000 or -2.1%).  This security maintains a credit rating established by one or more NRSRO above the minimum level required to be considered as investment grade and therefore, no credit-related OTTI is deemed to be present.

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the length of time each equity security’s fair value has been below the carrying amount. The Company had no equity investment securities that were impaired at September 30, 2021 or December 31, 2020.

Gross realized gains (losses) on sales and redemptions of securities for the indicated periods are detailed below:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2021	2020	2021	2020
Realized gains on investments	$55	$41	$113	$1,107
Realized losses on investments	(50)	(14)	(57)	(31)
	$5	$27	$56	$1,076

As of September 30, 2021 and December 31, 2020, securities with a fair value of $121.5 million and $96.4 million, respectively, were pledged to collateralize certain municipal deposit relationships.  As of the same dates, securities with a fair value of $10.0 million and $21.3 million, respectively, were pledged against certain borrowing arrangements.

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

The composition of net periodic pension plan and postretirement plan costs for the indicated periods is as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	For the three months ended September 30,				For the nine months ended September 30,
(In thousands)	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$-	$-	$-	$-	$-	$-	$-	$-
Interest cost	110	116	4	5	331	349	9	12
Expected return on plan assets	(286)	(273)	-	-	(859)	(820)	-	-
Amortization of prior service credits	-	-	(1)	(1)	-	-	(3)	(3)
Amortization of net losses	26	57	2	2	76	171	6	7
Net periodic benefit plan (benefit) cost	$(150)	$(100)	$5	$6	$(452)	$(300)	$12	$16

The Company will evaluate the need for further contributions to the defined benefit pension plan during the fourth quarter of 2021.  The prepaid pension asset is recorded in other assets on the statement of condition as of September 30, 2021 and December 31, 2020.

Note 6:   Loans

Major classifications of loans at the indicated dates are as follows:

	September 30,	December 31,
(In thousands)	2021	2020
Residential mortgage loans:
1-4 family first-lien residential mortgages	$234,940	$227,185
Construction	7,833	6,681
Loans held-for-sale	294	1,526
Total residential mortgage loans	243,067	235,392

Commercial loans:
Real estate	277,692	286,271
Lines of credit	57,128	49,103
Other commercial and industrial	72,241	78,629
Paycheck Protection Program loans	27,293	60,643
Tax exempt loans	5,956	7,166
Total commercial loans	440,310	481,812

Consumer loans:
Home equity and junior liens	32,988	38,624
Other consumer	73,352	70,905
Total consumer loans	106,340	109,529

Total loans	789,717	826,733
Net deferred loan fees	(1,569)	(1,238)
Less allowance for loan losses	14,065	12,777
Loans receivable, net	$774,083	$812,718

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

The Bank acquires diversified pools of loans, originated by unrelated third parties, as part of the Company’s overall balance sheet management strategies.  These acquisitions occurred in ten separate transactions commencing in 2019 and continuing through 2021, including two separate transactions during the nine months ended September 30, 2021.

	September 30,	December 31,
(In thousands, except number of loans)	2021	2020
Purchased residential real estate loans
Original Balance	$4,300	$4,300
Current Balance	$4,158	$4,300
Unamortized Premium (Discount)	$261	$273
Percent Owned	100%	100%
Number of Loans	51	51
Maturity range	17-23 years	17-25 years
Cumulative net charge-offs	$-	$-

Purchased other commercial and industrial loans
Original Balance	$6,800	$6,800
Current Balance	$4,025	$5,500
Unamortized Premium (Discount)	$-	$-
Percent Owned	100%	100%
Number of Loans	33	39
Maturity range	4-8 years	5-9 years
Cumulative net charge-offs	$-	$-

Purchased home equity lines of credit:
Original Balance	$21,900	$21,900
Current Balance	$9,500	$13,900
Unamortized Premium (Discount)	$258	$309
Percent Owned	100%	100%
Number of Loans	202	275
Maturity range	3-28 years	3-29 years
Cumulative net charge-offs	$-	$-

Purchased automobile loans:
Original Balance	$50,400	$50,400
Current Balance	$10,491	$17,000
Unamortized Premium (Discount)	$392	$602
Percent Owned	90%	90%
Number of Loans	946	1,257
Maturity range	0-5 years	0-6 years
Cumulative net charge-offs	$240	$230

Purchased unsecured consumer loan pool 1:
Original Balance	$5,400	$5,400
Current Balance	$2,700	$3,600
Unamortized Premium (Discount)	$-	$-
Percent Owned	100%	100%
Number of Loans	66	76
Maturity range	3-5 years	3-6 years
Cumulative net charge-offs	$-	$-

	September 30,	December 31,
(In thousands, except number of loans)	2021	2020
Purchased unsecured consumer loan pool 2:
Original Balance	$26,600	$26,600
Current Balance	$8,070	$15,400
Unamortized Premium (Discount)	$37	$63
Percent Owned	59%	59%
Number of Loans	1,629	2,246
Maturity range	3 years	2-4 years
Cumulative net charge-offs	$-	$-

Purchased unsecured consumer loan pool 3:
Original Balance	$10,300	$10,300
Current Balance	$2,836	$5,500
Unamortized Premium (Discount)	$86	$138
Percent Owned	100%	100%
Number of Loans	1,764	2,958
Maturity range	0-6 years	0-6 years
Cumulative net charge-offs	$21	$-

Purchased secured consumer loan pool 1:
Original Balance	$14,500	$14,500
Current Balance	$13,200	$14,500
Unamortized Premium (Discount)	$(1,859)	$(2,124)
Percent Owned	68%	68%
Number of Loans	582	619
Maturity range	24-25 years	25 years
Cumulative net charge-offs	$-	$-

Purchased secured consumer loan pool 2:
Original Balance	$24,400	$-
Current Balance	$20,700	$-
Unamortized Premium (Discount)	$(606)	$-
Percent Owned	100%	0%
Number of Loans	772	-
Maturity range	10-24 years	-
Cumulative net charge-offs	$-	$-

Purchased commercial line of credit:
Original Balance	$11,600	$-
Current Balance	$6,800	$-
Unamortized Premium (Discount)	$29	$-
Percent Owned	12%	0%
Number of Loans	1	-
Maturity range	3 years	-
Cumulative net charge-offs	$-	$-

As of September 30, 2021 and December 31, 2020, residential mortgage loans with a carrying value of $120.9 million and $115.6 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

Loan Origination / Risk Management

The Company’s lending policies and procedures are presented in Note 5 to the audited consolidated financial statements included in the 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30,

2021 and have not changed.  As part of the execution of the Company’s overall balance sheet management strategies, the Bank will acquire participating interests in loans originated by unrelated third parties on an occasional basis.  The purchase of participations in loans that are originated by third parties only occurs after the completion of thorough pre-acquisition due diligence.  Loans in which the Company acquires a participating interest are determined to meet, in all material respects, the Company’s internal underwriting policies, including credit and collateral suitability thresholds, prior to acquisition.  In addition, the financial condition of the originating financial institutions, which are generally retained as the ongoing loan servicing provider for participations acquired by the Bank, are analyzed prior to the acquisition of the participating interests and monitored on a regular basis thereafter for the life of those interests.

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
Other consumer

The following tables present the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	As of September 30, 2021
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$232,084	$455	$1,904	$497	$234,940
Construction	7,833	-	-	-	7,833
Loans held-for-sale	294	-	-	-	294
Total residential mortgage loans	240,211	455	1,904	497	243,067
Commercial loans:
Real estate	253,976	12,594	10,542	580	277,692
Lines of credit	48,949	5,777	2,346	56	57,128
Other commercial and industrial	59,596	10,043	2,411	191	72,241
Paycheck Protection Program loans	27,293	-	-	-	27,293
Tax exempt loans	5,956	-	-	-	5,956
Total commercial loans	395,770	28,414	15,299	827	440,310
Consumer loans:
Home equity and junior liens	32,016	100	612	260	32,988
Other consumer	73,139	99	106	8	73,352
Total consumer loans	105,155	199	718	268	106,340
Total loans	$741,136	$29,068	$17,921	$1,592	$789,717

	As of December 31, 2020
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$222,386	$1,151	$3,196	$452	$227,185
Construction	6,681	-	-	-	6,681
Loans held-for-sale	1,526	-	-	-	1,526
Total residential mortgage loans	230,593	1,151	3,196	452	235,392
Commercial loans:
Real estate	267,736	9,541	8,615	379	286,271
Lines of credit	40,733	5,132	3,154	84	49,103
Other commercial and industrial	65,441	4,770	8,153	265	78,629
Paycheck Protection Program loans	60,643	-	-	-	60,643
Tax exempt loans	7,166	-	-	-	7,166
Total commercial loans	441,719	19,443	19,922	728	481,812
Consumer loans:
Home equity and junior liens	37,926	54	411	233	38,624
Other consumer	70,502	104	218	81	70,905
Total consumer loans	108,428	158	629	314	109,529
Total loans	$780,740	$20,752	$23,747	$1,494	$826,733

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

An age analysis of past due loans, not including net deferred loan costs, segregated by portfolio segment and class of loans, as of September 30, 2021 and December 31, 2020, are detailed in the following tables:

	As of September 30, 2021

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$906	$197	$647	$1,750	$233,190	$234,940
Construction	-	-	-	-	7,833	7,833
Loans held-for-sale	-	-	-	-	294	294
Total residential mortgage loans	906	197	647	1,750	241,317	243,067
Commercial loans:
Real estate	5,348	1,088	3,429	9,865	267,827	277,692
Lines of credit	585	1,397	80	2,062	55,066	57,128
Other commercial and industrial	661	2,254	397	3,312	68,929	72,241
Paycheck Protection Program loans	-	-	-	-	27,293	27,293
Tax exempt loans	-	-	-	-	5,956	5,956
Total commercial loans	6,594	4,739	3,906	15,239	425,071	440,310
Consumer loans:
Home equity and junior liens	141	-	291	432	32,556	32,988
Other consumer	520	297	482	1,299	72,053	73,352
Total consumer loans	661	297	773	1,731	104,609	106,340
Total loans	$8,161	$5,233	$5,326	$18,720	$770,997	$789,717

	As of December 31, 2020

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,250	$570	$1,098	$2,918	$224,267	$227,185
Construction	-	-	-	-	6,681	6,681
Loans held-for-sale	-	-	-	-	1,526	1,526
Total residential mortgage loans	1,250	570	1,098	2,918	232,474	235,392
Commercial loans:
Real estate	480	913	2,511	3,904	282,367	286,271
Lines of credit	734	1,870	194	2,798	46,305	49,103
Other commercial and industrial	441	1,717	1,691	3,849	74,780	78,629
Paycheck Protection Program loans	170	-	-	170	60,473	60,643
Tax exempt loans	-	-	-	-	7,166	7,166
Total commercial loans	1,825	4,500	4,396	10,721	471,091	481,812
Consumer loans:
Home equity and junior liens	248	78	473	799	37,825	38,624
Other consumer	443	252	187	882	70,023	70,905
Total consumer loans	691	330	660	1,681	107,848	109,529
Total loans	$3,766	$5,400	$6,154	$15,320	$811,413	$826,733

Nonaccrual loans, segregated by class of loan, were as follows:

	September 30,	December 31,
(In thousands)	2021	2020
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,830	$2,608
	1,830	2,608
Commercial loans:
Real estate	4,830	11,286
Lines of credit	133	194
Other commercial and industrial	703	6,498
	5,666	17,978
Consumer loans:
Home equity and junior liens	803	473
Other consumer	486	274
Total consumer loans	1,289	747
Total nonaccrual loans	$8,785	$21,333

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

The Company had no loans that were modified as TDRs for the three months ended September 30, 2021.

The Company had five loans that have been modified as TDRs for the nine months ended September 30, 2021.

	For the nine months ended September 30, 2021
(In thousands)	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Additional provision for loan losses
Commercial loans	2	$961	$967	$6
Residential real estate loans	2	$389	$389	$12
Home equity and junior liens	1	$200	$504	$219

The loans evaluated for impairment for the nine months ended September 30, 2021 have been classified as TDRs due to economic concessions granted, which consisted of a reduction in the stated interest rate, a significant delay in the timing of the payment or an extended maturity date that will result in a significant delay in payment from the original terms.

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

The Company had no loans that were modified as TDRs during the twelve months prior to September 30, 2021, which had subsequently defaulted during the nine months ended September 30, 2021.

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

Impaired Loans

The following table summarizes impaired loan information by portfolio class at the indicated dates:

	September 30, 2021			December 31, 2020
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$727	$727	$-	$665	$665	$-
Commercial real estate	5,125	5,216	-	11,053	11,136	-
Commercial lines of credit	100	100	-	-	-	-
Other commercial and industrial	381	411	-	5,114	5,132	-
Home equity and junior liens	35	35	-	75	75	-
Other consumer	-	-	-	81	81	-

With an allowance recorded:
1-4 family first-lien residential mortgages	411	411	72	1,182	1,182	205
Commercial real estate	2,156	2,156	234	1,729	1,729	231
Commercial lines of credit	56	60	56	925	925	925
Other commercial and industrial	1,661	1,665	1,128	1,864	1,864	1,278
Home equity and junior liens	540	540	114	142	142	142
Other consumer	-	-	-	-	-	-
Total:
1-4 family first-lien residential mortgages	1,138	1,138	72	1,847	1,847	205
Commercial real estate	7,281	7,372	234	12,782	12,865	231
Commercial lines of credit	156	160	56	925	925	925
Other commercial and industrial	2,042	2,076	1,128	6,978	6,996	1,278
Home equity and junior liens	575	575	114	217	217	142
Other consumer	-	-	-	81	81	-
Totals	$11,192	$11,321	$1,604	$22,830	$22,931	$2,781

The following table presents the average recorded investment in impaired loans for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
1-4 family first-lien residential mortgages	$1,319	$1,586	$1,498	$1,597
Commercial real estate	7,114	4,991	10,133	4,714
Commercial lines of credit	580	255	761	219
Other commercial and industrial	4,654	1,724	5,750	1,316
Home equity and junior liens	577	219	487	219
Other consumer	40	84	63	87
Total	$14,284	$8,859	$18,692	$8,152

The following table presents the cash basis interest income recognized on impaired loans for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
1-4 family first-lien residential mortgages	$15	$35	$47	$62
Commercial real estate	97	60	206	129
Commercial lines of credit	4	8	8	13
Other commercial and industrial	65	32	139	54
Home equity and junior liens	5	2	11	6
Other consumer	1	2	-	5
Total	$187	$139	$411	$269

Note 7:   Allowance for Loan Losses

Management extensively reviews recent trends in historical losses, qualitative factors, including concentrations of loans to related borrowers and concentrations of loans by collateral type, and specific reserve needs on loans individually evaluated for impairment in its determination of the adequacy of the allowance for loan losses. We recorded $104,000 in provision for loan losses for the three month period ended September 30, 2021, as compared to $1.7 million for the three month period ended September 30, 2020.   For the first nine months of 2021, we recorded $2.1 million in provision for loan losses as compared to $3.9 million in the same prior year nine month period.  The provisioning in 2021 and 2020 reflects management’s determination of prudent additions to reserves considering loan mix changes, concentrations of loans in certain business sectors, factors related to loan quality metrics, and continued COVID-19 related economic uncertainty. The credit-sensitive portfolios continue to be carefully monitored, and the Bank will consistently apply its conservative loan classification and reserve building methodologies to the analysis of these portfolios.

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

	For the three months ended September 30, 2021
	1-4 family
	first-lien	Residential			Other	Paycheck
	residential	construction	Commercial	Commercial	commercial	Protection
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial	Program
Allowance for loan losses:
Beginning Balance	$875	$-	$6,120	$1,810	$3,448	$-
Charge-offs	-	-	-	(50)	(577)	-
Recoveries	-	-	-	5	-	-
Provisions	41	-	(893)	(912)	(9)	-
Ending balance	$916	$-	$5,227	$853	$2,862	$-
Ending balance: related to loans individually evaluated for impairment	$72	$-	$234	$56	$1,128	$-
Ending balance: related to loans collectively evaluated for impairment	$844	$-	$4,993	$797	$1,734	$-
Loans receivables:
Ending balance	$234,940	$7,833	$277,692	$57,128	$72,241	$27,293
Ending balance: individually evaluated for impairment	$1,138	$-	$7,281	$156	$2,042	$-
Ending balance: collectively evaluated for impairment	$233,802	$7,833	$270,411	$56,972	$70,199	$27,293

		Home equity	Other
	Tax exempt	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$805	$1,250	$294	14,603
Charge-offs	-	-	(32)	-	(659)
Recoveries	-	-	12	-	17
Provisions	-	(27)	502	1,402	104
Ending balance	$1	$778	$1,732	$1,696	$14,065
Ending balance: related to loans individually evaluated for impairment	$-	$114	$-	$-	$1,604
Ending balance: related to loans collectively evaluated for impairment	$1	$664	$1,732	$1,696	$12,461
Loans receivables:
Ending balance	$5,956	$32,988	$73,352	$294	$789,717
Ending balance: individually evaluated for impairment	$-	$575	$-	$-	$11,192
Ending balance: collectively evaluated for impairment	$5,956	$32,413	$73,352	$294	$778,525

	For the nine months ended September 30, 2021
	1-4 family
	first-lien	Residential			Other	Paycheck
	residential	construction	Commercial	Commercial	commercial	Protection
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial	Program
Allowance for loan losses:
Beginning Balance	$931	$-	$4,776	$1,670	$2,992	$-
Charge-offs	(20)	-	(7)	(50)	(677)	-
Recoveries	-	-	-	68	-	-
Provisions	5	-	458	(835)	547	-
Ending balance	$916	$-	$5,227	$853	$2,862	$-

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$739	$1,123	$545	$12,777
Charge-offs	-	-	(150)	-	(904)
Recoveries	-	-	63	-	131
Provisions	-	39	696	1,151	2,061
Ending balance	$1	$778	$1,732	$1,696	$14,065

	For the three months ended September 30, 2020
	1-4 family
	first-lien	Residential			Other	Paycheck
	residential	construction	Commercial	Commercial	commercial	Protection
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial	Program
Allowance for loan losses:
Beginning Balance	$756	$-	$4,258	$1,208	$2,066	$-
Charge-offs	-	-	-	(53)	-	-
Recoveries	-	-	-	2	-	-
Provisions	35	-	558	139	581	-
Ending balance	$791	$-	$4,816	$1,296	$2,647	$-
Ending balance: related to loans individually evaluated for impairment	$149	$-	$62	$253	$1,176	$-
Ending balance: related to loans collectively evaluated for impairment	$642	$-	$4,754	$1,043	$1,471	$-
Loans receivables:
Ending balance	$216,802	$5,677	$282,856	$52,411	$77,824	$75,278
Ending balance: individually evaluated for impairment	$1,573	$-	$5,320	$331	$2,385	$-
Ending balance: collectively evaluated for impairment	$215,229	$5,677	$277,536	$52,080	$75,439	$75,278

		Home equity	Other
	Tax exempt	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$644	$1,055	$565	10,553
Charge-offs	-	-	(94)	-	(147)
Recoveries	-	-	13	-	15
Provisions	-	91	127	151	1,682
Ending balance	$1	$735	$1,101	$716	$12,103
Ending balance: related to loans individually evaluated for impairment	$-	$142	$-	$-	1,782
Ending balance: related to loans collectively evaluated for impairment	$1	$593	$1,101	$716	10,321
Loans receivables:
Ending balance	$6,998	$40,505	$62,998	$687	822,036
Ending balance: individually evaluated for impairment	$-	$218	$83	$-	9,910
Ending balance: collectively evaluated for impairment	$6,998	$40,287	$62,915	$687	$812,126

	For the nine months ended September 30, 2020
	1-4 family
	first-lien	Residential			Other	Paycheck
	residential	construction	Commercial	Commercial	commercial	Protection
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial	Program
Allowance for loan losses:
Beginning Balance	$580	$-	$4,010	$1,195	$1,645	$-
Charge-offs	(125)	-	-	(101)	(9)	-
Recoveries	1	-	-	4	-	-
Provisions (credits)	335	-	806	198	1,011	-
Ending balance	$791	$-	$4,816	$1,296	$2,647	$-

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$553	$413	$272	$8,669
Charge-offs	-	(28)	(279)	-	$(542)
Recoveries	-	29	47	-	$81
Provisions (credits)	-	181	920	444	$3,895
Ending balance	$1	$735	$1,101	$716	$12,103

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

The allocation of the allowance for loan losses summarized on the basis of the Company’s calculation methodology was as follows:

	September 30, 2021

(In thousands)	1-4 family first-lien residential mortgage	Residential construction mortgage	Commercial real estate	Commercial lines of credit	Other Commercial and industrial
Specifically reserved	$72	$-	$234	$56	$1,128
Historical loss rate	84	-	2	18	37
Qualitative factors	760	-	4,991	779	1,697
Total	$916	$-	$5,227	$853	$2,862

	Tax exempt	Home equity and junior liens	Other consumer	Unallocated	Total
Specifically reserved	$-	$114	$-	$-	$1,604
Historical loss rate	-	325	1,448	-	1,914
Qualitative factors	1	339	284	-	8,851
Other	-	-	-	1,696	1,696
Total	$1	$778	$1,732	$1,696	$14,065

	September 30, 2020
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$149	$-	$62	$253	$1,176
Historical loss rate	73	-	108	90	46
Qualitative factors	569	-	4,646	953	1,425
Total	$791	$-	$4,816	$1,296	$2,647

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$142	$-	$-	$1,782
Historical loss rate	-	324	842	-	1,483
Qualitative factors	1	269	259	-	8,122
Other	-	-	-	716	716
Total	$1	$735	$1,101	$716	12,103

Note 8:   Foreclosed Real Estate

The Company is required to disclose the carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession of the property at each reporting period.  The Company had no foreclosed residential real estate at September 30, 2021 and December 31, 2020.  At September 30, 2021 and December 31, 2020, the Company reported $613,000 and $185,000, respectively, in residential real estate loans in the process of foreclosure.

Note 9:   Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risks involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  The Company had $2.6 million of standby letters of credit as of September 30, 2021.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.   The fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The Company holds two corporate investment securities with an amortized historical cost of $4.1 million and an aggregate fair market value of $4.4 million as of September 30, 2021. These securities have a valuation that is determined using published net asset values (NAV) derived by an analysis of the securities’ underlying assets. These securities are comprised primarily of broadly-diversified real estate and adjustable-rate senior secured business loans and are traded in secondary markets on an infrequent basis. While these securities are redeemable at least annually through tender offers made by their respective issuers, the liquidation value of the securities may be below their stated NAVs and also subject to restrictions as to the amount of securities that can be redeemed at any single scheduled redemption. The Company anticipates that these securities will be redeemed by their respective issuers on indeterminate future dates as a consequence of the ultimate liquidation strategies employed by the management of these investments.

The Company holds one equity security investment, with an aggregate value of $667,000 at September 30, 2021, valued utilizing readily available market pricing (Level 1) observed from active trading on major national stock exchanges.

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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	September 30, 2021
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$35,844	$-	$35,844
State and political subdivisions	-	28,910	-	28,910
Corporate	-	9,753	-	9,753
Asset backed securities	-	12,496	-	12,496
Residential mortgage-backed - US agency	-	23,606	-	23,606
Collateralized mortgage obligations - US agency	-	12,007	-	12,007
Collateralized mortgage obligations - Private label	-	48,299	-	48,299
Total		170,915		170,915
Corporate measured at NAV	-	-	-	4,402
Total available-for-sale securities	$-	$170,915	$-	$175,317

Marketable equity securities	$667	$-	$-	$667

Interest rate swap derivative fair value hedges	$-	$994	$-	$994

Interest rate swap derivative cash flow hedges	$-	$(718)	$-	$(718)

	December 31, 2020
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$6,416	$-	$6,416
State and political subdivisions	-	23,753	-	23,753
Corporate	-	9,943	-	9,943
Asset backed securities	-	8,607	-	8,607
Residential mortgage-backed - US agency	-	25,211	-	25,211
Collateralized mortgage obligations - US agency	-	26,464	-	26,464
Collateralized mortgage obligations - Private label	-	24,936	-	24,936
Total	-	125,330	-	125,330
Corporate measured at NAV	-	-	-	2,725
Total available-for-sale securities	$-	$125,330	$-	$128,055

Marketable equity securities	$1,850	$-	$-	$1,850

Interest rate swap derivative fair value hedge		136		136

Interest rate swap derivative cash flow hedges	$-	$(1,308)	$-	$(1,308)

Pathfinder Bank had the following assets measured at fair value on a nonrecurring basis as of September 30, 2021 and December 31, 2020:

		September 30, 2021
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$3,836	$3,836

		December 31, 2020
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$14,701	$14,701

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at the indicated dates.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At September 30, 2021
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 25% (14%)
	(Sales Approach)	Costs to Sell	7% - 14% (11%)
Discounted Cash Flow

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2020
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 25% (18%)
	(Sales Approach)	Costs to Sell	7% - 13% (12%)
Discounted Cash Flow

There have been no transfers of assets into or out of any fair value measurement level during the three or nine months ended September 30, 2021.

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

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		September 30, 2021		December 31, 2020
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$75,240	$75,240	$43,464	$43,464
Investment securities - available-for-sale	2	170,915	170,915	125,330	125,330
Investment securities - available-for-sale	NAV	4,402	4,402	2,725	2,725
Investment securities - marketable equity	1	667	667	1,850	1,850
Investment securities - held-to-maturity	2	161,736	164,896	171,224	174,935
Federal Home Loan Bank stock	2	3,737	3,737	4,390	4,390
Net loans	3	774,083	780,363	812,718	816,626
Accrued interest receivable	1	4,599	4,599	4,549	4,549
Interest rate swap derivative fair value hedges	2	994	994	191	191

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$701,163	$701,163	$598,683	$598,683
Time Deposits	2	345,053	345,466	397,224	398,863
Borrowings	2	67,054	67,767	82,050	84,065
Subordinated loans	2	29,522	32,080	39,400	39,416
Accrued interest payable	1	145	145	193	193
Interest rate swap derivative fair value hedges	2	-	-	55	55
Interest rate swap derivative cash flow hedges	2	718	718	1,308	1,308

Note 11:   Interest Rate Derivatives

The Company is exposed to certain risks from both its business operations and changes in economic conditions.  As part of managing interest rate risk, the Company enters into standardized interest rate derivative contracts (designated as hedging agreements) to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate hedging agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate hedging agreements are generally entered into with counterparties that meet established credit standards and the agreements contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material at September 30, 2021.  Interest rate hedging agreements are recorded at fair value as other assets or liabilities.  The Company had no material derivative contracts not designated as hedging agreements at September 30, 2021 or December 31, 2020.

As a result of interest rate fluctuations, fixed-rate assets and liabilities will appreciate or depreciate in fair value. When effectively hedged, this appreciation or depreciation will generally be offset by changes in the fair value of derivative instruments that are linked to the hedged assets and liabilities. This strategy is referred to as a fair value hedge. In a fair value hedge, the fair value of the derivative (the interest rate hedging agreement) and changes in the fair value of the hedged item are recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized in current earnings.  The difference between changes in the fair value of the interest rate hedging agreements and the hedged items represents hedge ineffectiveness and is recorded as an adjustment to the interest income or interest expense of the respective hedged item.

Cash flows related to floating rate assets and liabilities will fluctuate with changes in underlying rate indices.  When effectively hedged, the increases or decreases in cash flows related to the floating-rate asset or liability will generally be offset by changes in cash flows of the derivative instruments designated as a hedge.  This strategy is referred to as a cash flow hedge.  In a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings.  The ineffective portion of the derivative’s gain or loss on cash flow hedges is accounted for similar to that associated with fair value hedges.

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

The Company records various hedges in the Consolidated Statement of Condition at fair value. The Company’s accounting treatment for these derivative instruments is based on the instruments hedge designation determined at the inception of each derivative instrument's contractual term.  The following tables show the Company’s outstanding fair value hedges at September 30, 2021 and December 31, 2020:

(In thousands)	Carrying Amount of the Hedged Assets at September 30, 2021	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets at September 30, 2021	Carrying Amount of the Hedged Assets at December 31, 2020	Cumulative Amount of Fair Value Hedging Adjustment Included in The Carrying Amount of the Hedged Assets at December 31, 2020
Line item on the balance sheet in which the hedged item is included:
Loans receivable (1)	$-	$-	$12,944	$53
Available-for-sale securities (2)	$52,023	$(946)	$17,055	$(191)
Loans receivable (3)	$20,688	$(44)	$-	$-
Interest Rate Cap (4)	$-	$4	$-	$-

(1)

These amounts include the amortized historical cost basis of a specific loan pool designated as the underlying asset for the hedging relationship in which the hedged item is the underlying asset's amortized cost projected to be remaining at the end of the contractual term of the hedging instrument.  The hedging instrument matured in April of 2021 and is no longer a component of the Company's Consolidated Statement of Condition at September 30, 2021.  The amount of the designated hedged item was $9.2 million and the fair value of the hedging instrument resulted in a net liability position of $55,000, recorded by the Company in other liabilities at December 31, 2020. The Company’s participation in the fair value hedge had an immaterial effect on recorded interest income for the three and nine months ended September 30, 2021 and 2020.

(2)

These amounts represent the amortized cost basis of specifically identified municipal securities designated as the underlying assets for the hedging relationship. The notional amount of the designated hedge was $42.3 million and $16.3 million at September 30, 2021 and December 31, 2020, respectively.  At September 30, 2021, the fair value of the derivative resulted in a net asset position of $946,000, recorded by the Company in other assets.  At December 31, 2020, the fair value of the derivative resulted in a net asset position of $191,000 recorded by the Company in other assets.  The Company’s participation in the fair value hedge had an immaterial effect on recorded interest income for the three and nine months ended September 30, 2021 and 2020.

(3)

These amounts include the amortized cost of a specific loan pool designated as the underlying asset for the hedging relationship in which the hedged item is the underlying asset's amortized cost projected to be remaining at the end of the contractual term of the hedging instrument.  The amount of the designated hedged item was $12.2 million at September 30, 2021.  The Company did not have this derivative agreement in place at December 31, 2020.  At September 30, 2021, the fair value of the derivative resulted in a net asset position of $44,000, recorded by the Company in other assets.  The Company’s participation in the fair value hedge had an immaterial effect on recorded interest income for the three and nine months ended September 30, 2021 and 2020.

(4)

In February 2020, the Company entered into an interest rate Cap contract in the notional amount of $40.0 million, intended to reduce the Company’s exposure to potential rises in short-term interest rates above the contractual level.  The Company paid $228,000 in a one-time premium for the Cap contract and has no further contractual obligations to the contractual counterparty over the remaining life of the contract.  The premium was expected to be amortized ratably over the contractual term of the Cap contract, which matures in February 2023.  In September of 2021, the Company determined that the specific underlying funding stream, for which the interest rate Cap was originally intended to hedge, was no longer going to be a continuing component of the Bank’s overall funding strategies.  Therefore, although the Cap contract continues to remain in force, it will no longer be considered to be a hedge against any specific funding liability. Therefore under ASC 815, the Company has determined to re-designate the Cap as a free-standing derivative and mark the fair value of the Cap to market during each reporting period through earnings until the Cap’s contractual maturity date.  The changes in the expected future funding requirements of the Company occurred primarily as a result of the unprecedented, and previously unpredictable, measures undertaken by central banking authorities in response to the COVID-19 pandemic.  The re-designation of the interest rate Cap contract to a free-standing derivative resulted in the recognition of a $157,000 increase in interest expense in the third quarter of 2021.  As a free-standing derivative, future changes in the fair value of this Cap contract, until its maturity date, will be recognized through earnings as an adjustment to interest expense

The following table shows the pre-tax losses of the Company’s derivatives designated as cash flow hedges in other comprehensive income at September 30, 2021 and December 31, 2021:

(In thousands)	September 30, 2021	December 31, 2020
Cash flow hedges:
Total unamortized premium	$-	$204
Fair market value adjustment interest rate cap	-	(197)
Total unamortized cap	-	7
Fair market value adjustment interest rate swap	(718)	(1,111)
Total loss in comprehensive income	$(718)	$(1,308)

The amounts of hedge ineffectiveness, recognized during the three and nine months ended September 30, 2021 and 2020 for cash flow hedges were not material to the Company’s consolidated results of operations.   A portion of, or the entire amount included in accumulated other comprehensive loss would be reclassified into current earnings should a portion of, or the entire hedge, no longer be considered effective.  Management believes that the hedges will remain fully effective during the remaining term of the respective hedging contracts.  The changes in the fair values of the interest rate hedging agreements primarily result from the effects of changing index interest rates.

The Company manages its potential credit exposure on interest rate swap transactions by entering into bilateral credit support agreements with each contractual counterparty. These agreements require collateralization of credit exposures beyond specified minimum threshold amounts. At September 30, 2021, the Company posted cash, held in an interest-bearing refundable escrow arrangement, in the amount of $1.6 million in order to satisfy collateral requirements associated with its hedging contracts.

Note 12:   Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) (“AOCI”), net of tax, for the periods indicated are summarized in the tables below.

	For the three months ended September 30, 2021
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available-for- Sale Securities	Unrealized Losses on Derivatives and Hedging Activities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(2,055)	$1,549	$(724)	$(5)	$(1,235)
Other comprehensive income before reclassifications	-	(359)	194	3	(162)
Amounts reclassified from AOCI	19	(13)	-	-	6
Ending balance	$(2,036)	$1,177	$(530)	$(2)	$(1,391)

	For the three months ended September 30, 2020
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available-for- Sale Securities	Unrealized Losses on Derivatives and Hedging Activities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(2,812)	$(341)	$(1,207)	$(27)	$(4,387)
Other comprehensive income before reclassifications	-	821	91	7	919
Amounts reclassified from AOCI	45	(21)	-	-	24
Ending balance	$(2,767)	$459	$(1,116)	$(20)	$(3,444)

	For the nine months ended September 30, 2021
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available-for- Sale Securities	Unrealized Losses on Derivatives and Hedging Activities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(2,093)	$837	$(966)	$(14)	$(2,236)
Other comprehensive income before reclassifications	-	353	436	12	801
Amounts reclassified from AOCI	57	(13)	-	-	44
Ending balance	$(2,036)	$1,177	$(530)	$(2)	$(1,391)

	For the nine months ended September 30, 2020
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available-for- Sale Securities	Unrealized Losses on Derivatives and Hedging Activities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(2,717)	$(216)	$-	$(38)	$(2,971)
Reevaluation of deferred tax asset valuation allowance (1)	(188)	(15)	-	(3)	(206)
Other comprehensive income before reclassifications	-	1,422	(1,116)	21	327
Amounts reclassified from AOCI	138	(732)	-	-	(594)
Ending balance	$(2,767)	$459	$(1,116)	$(20)	$(3,444)

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

The following table presents the amounts reclassified out of each component of AOCI for the indicated period:

		Amount Reclassified		Amount Reclassified
		from AOCI (1)		from AOCI (1)
		(Unaudited)		(Unaudited)
(In thousands)		For the three months ended		For the nine months ended
Details about AOCI (1) components	Affected Line Item in the Statement of Income	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Retirement plan items
Retirement plan net losses recognized in plan expenses (2)	Salaries and employee benefits	$(26)	$(58)	$(79)	$(175)
Tax effect	Provision for income taxes	7	12	22	37
	Net Income	$(19)	$(46)	$(57)	$(138)

Available-for-sale securities
Realized gain on sale of securities	Net gains on sales and redemptions of investment securities	$18	$27	$18	$926
Tax effect	Provision for income taxes	(5)	(6)	(5)	(194)
	Net Income	$13	$21	$13	$732

(1)	Amounts in parentheses indicates debits in net income.
(2)	These items are included in net periodic pension cost.

See Note 5 for additional information.

Note 13: Noninterest Income

The Company has included the following table regarding the Company’s noninterest income for the periods presented.

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2021	2020	2021	2020
Service fees
Insufficient funds fees	$245	$195	$643	$618
Deposit related fees	102	100	296	272
ATM fees	46	44	143	108
Total service fees	393	339	1,082	998
Fee Income
Insurance commissions	211	215	722	734
Investment services revenue	68	87	313	235
ATM fees surcharge	62	57	172	167
Banking house rents collected	61	47	187	189
Total fee income	402	406	1,394	1,325
Card income
Debit card interchange fees	236	209	698	577
Merchant card fees	23	20	54	51
Total card income	259	229	752	628
Mortgage fee income and realized gain on sale of loans and foreclosed real estate
Loan servicing fees	54	90	155	218
Net gains on sales of loans and foreclosed real estate	67	134	226	903
Total mortgage fee income and realized gain on sale of loans and foreclosed real estate	121	224	381	1,121
Total	1,175	1,198	3,609	4,072
Earnings and gain on bank owned life insurance	164	133	418	355
Net gains on sales and redemptions of investment securities	5	27	56	1,076
Gains/(losses) on marketable equity securities	89	118	372	(798)
Net gains on sale of premises and equipment	-	-	201	-
Other miscellaneous income	113	15	169	65
Total noninterest income	$1,546	$1,491	$4,825	$4,770

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

•

Mortgage fee income and realized gain on sale of loans and foreclosed real estate – Revenue from mortgage fee income and realized gain on sale of loans and foreclosed real estate is earned through the origination of residential and commercial mortgage loans, sales of one-to-four family residential mortgage loans, sales of government guarantees portions of Small Business Administration loans (“SBA loans”), and sales of foreclosed real estate, and is earned as the transaction occurs.

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

The components of the lease expense are as follows:

	For the three months ended		For the nine months ended
(In thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating lease cost	$57	$61	$170	$182
Finance lease cost	20	20	61	60

	For the three months ended		For the nine months ended
(In thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$52	$56	$155	$167
Operating cash flows from finance leases	20	20	61	60
Financing cash flows from finance leases	18	18	54	53

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rate)	September 30, 2021	December 31, 2020
Operating Leases:
Operating lease right-of-use assets	$2,170	$2,240
Operating lease liabilities	$2,469	$2,525

Finance Leases:
Financial Liability	$594	$587

Weighted Average Remaining Lease Term:
Operating Leases	18.43 years	19.08 years
Finance Leases	27.67 years	28.42 years

Weighted Average Discount Rate:
Operating Leases	3.73%	3.73%
Finance Leases	13.75%	13.75%

Maturities of lease liabilities were as follows:

Twelve Months Ending September 30,
(In thousands)
2022	$23
2023	115
2024	118
2025	118
2026	126
Thereafter	2,563
Total minimum lease payments	$3,063

The Company owns certain properties that it leases to unaffiliated third parties at market rates.  Lease rental income was $61,000 and $47,000 for the three months ended September 30, 2021 and 2020, respectively.  Lease rental income was $187,000 and $189,000 for the nine months ended September 30, 2021 and 2020, respectively.  All lease agreements, in which the Company is the lessor, are accounted for as operating leases.

Note 15: COVID-19

The World Health Organization (the “WHO”) declared COVID-19 a global pandemic on March 11, 2020.   In the United States, by the end of March 2020, the rapid spread of the COVID-19 virus invoked various Federal and New York State authorities to make emergency declarations and issue executive orders to limit the spread of the disease.  Measures included severe restrictions on international and domestic travel, limitations on public gatherings, implementation of social distancing and sanitization protocols, school closings, orders to shelter in place and mandates to close all non-essential businesses to the public. To varying degrees, these very substantial mandated curtailments of social and economic activity had been progressively relaxed in the United States during the first and second quarters of 2021.  This relaxation of the social and economic restrictions followed the increasingly wide-spread availability of vaccines that were first made available to the most vulnerable population segments in late 2020.  These vaccines are generally considered to be effective in reducing the severity of the infection, if contracted, and in slowing the rate of spread of the coronavirus. However, the percentage of unvaccinated people in the United States, and the potential for future mutations of the coronavirus, remain significant long-term public health and economic concerns.

As a result of the initial and continuing outbreak, and governmental responses thereto, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.  During the most restrictive periods during the pandemic, the Company had many of its employees working remotely and significantly reduced physical customer contact with employees and other customers until the second quarter of 2021, when New York State relaxed the majority of its safety mandates.  On September 30, 2021, the Bank’s offices and branches were fully accessible to the public.  We will take further actions, focused on safety, as may be required in the future by government authorities or that we determine to be in the best interests of our employees, customers and business partners.

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

As of the date of this filing, a variant of the coronavirus, referred to as the “Delta” variant, has emerged in the United States and remains a significant concern in some regions and potentially, throughout the country.  This variant is believed to be significantly more contagious than earlier variants of the coronavirus.  Certain previously-relaxed social distancing and safety protocols have been reinstated in some areas of the country and it is possible that such protocols will be reinstated broadly in the future. The economic effects of these varying protocol reinstatement actions on the Company’s operations cannot be determined with certainty at this time.

During the most restrictive periods of the pandemic, the Bank granted loan payment deferrals to the substantial majority of commercial and consumer customers who had made requests for such accommodations.  These deferrals were granted following individual discussions with each borrower and were generally for periods of 90 or 180 days at the outset.  Following discussions with certain borrowers, additional loan payment deferral periods of up to 90 days were granted following the expiration of the initial 90- to 180-day deferral periods.  Typically, scheduled interest payments placed into deferred status have been added to future scheduled payments and are expected to be collected in total at the original maturity date of the loan.  As of September 30, 2021, the Bank had no loans on active pandemic-related deferral.  At December 31, 2020, the Bank had 38 residential mortgage and consumer loans, totaling $2.7 million and 24 commercial real estate and other commercial and industrial loans, totaling $14.4 million remained in deferral status.

Note 16: Related Party Transactions:

In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”).  None of the related party loans were classified as nonaccrual, past due, restructured, or potential problem loans at September 30, 2021 or December 31, 2020.

The following represents the activity associated with loans to related parties during the year ended September 30, 2021 and December 31, 2020:

(In thousands)	2021	2020
Balance at the beginning of the year	$22,210	$19,301
Originations and related party additions	3,298	4,899
Principal payments and related party removals	(3,104)	(1,990)
Balance at the end of the year	$22,404	$22,210

Note 17: Subsequent Events

As an integral part of the Bank’s overall balance sheet management strategies, the Bank periodically acquires diversified pools of loans and enters into loan participation agreement that are originated and serviced by unrelated third parties. On November 5, 2021, the Bank entered into a revolving commercial line participation agreement, for an amount up to $15.0 million, secured by the single corporate borrower’s accounts receivable assets.  On November 8, 2021, the Bank acquired $22.3 million of broadly-diversified, secured consumer installment loans.  Both of these loan asset acquisitions were collateralized by assets that are primarily located outside of the Bank’s market area.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

General

The Company is a Maryland corporation headquartered in Oswego, New York.  The Company is 100% owned by public shareholders.  The primary business of the Company is its investment in Pathfinder Bank (the "Bank"), a New York State chartered commercial bank, which is 100% owned by the Company.  The Bank has two wholly owned operating subsidiaries, Pathfinder Risk Management Company, Inc. (“PRMC”) and Whispering Oaks Development Corp. All significant inter-company accounts and activity have been eliminated in consolidation.  Although the Company owns, through its subsidiary PRMC, 51% of the membership interest in FitzGibbons Agency, LLC (“Fitzgibbons” or “Agency”), the Company is required to consolidate 100% of FitzGibbons within the consolidated financial statements.  The 49% of which the Company does not own is accounted for separately as noncontrolling interests within the consolidated financial statements.  At September 30, 2021, the Company and subsidiaries had total consolidated assets of $1.26 billion, total consolidated liabilities of $1.16 billion and shareholders' equity of $106.3 million, plus noncontrolling interest of $337,000, which represents the 49% of FitzGibbons not owned by the Company.

The following discussion reviews the Company's financial condition at September 30, 2021 and the results of operations for the three and nine month periods ended September 30, 2021 and 2020. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other period.

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

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened.  As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following additional risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•

Government action in response to the COVID-19 pandemic and its effects on our business and operations, including vaccination mandates and their effects on our workforce, human capital resources and infrastructure;

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

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-

looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

COVID-19 Response

The World Health Organization (the “WHO”) declared COVID-19 a global pandemic on March 11, 2020.   In the United States, by the end of March 2020, the rapid spread of the COVID-19 virus invoked various Federal and New York State authorities to make emergency declarations and issue executive orders to limit the spread of the disease.  Measures included severe restrictions on international and domestic travel, limitations on public gatherings, implementation of social distancing and sanitization protocols, school closings, orders to shelter in place and mandates to close all non-essential businesses to the public. To varying degrees these very substantial mandated curtailments of social and economic activity had been progressively relaxed in the United States during the first and second quarters of 2021.  This relaxation of the social and economic restrictions followed the increasingly wide-spread availability of vaccines that were first made available to the most vulnerable population segments in late 2020.   These vaccines are generally considered to be effective in reducing the severity of the infection, if contracted, and in slowing the rate of spread of the coronavirus.  However, the percentage of unvaccinated people in the United States, and the potential for future mutations of the coronavirus, remain significant long-term public health and economic concerns.

As a result of the initial and continuing outbreak, and governmental responses thereto, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.  During the most restrictive periods during the pandemic, the Company had many of its employees working remotely and significantly reduced physical customer contact with employees and other customers until the second quarter of 2021, when New York State relaxed the majority of its safety mandates.  At September 30, 2021, the Bank’s offices and branches were fully accessible to the public.  We will take further actions, focused on safety, as may be required in the future by government authorities or that we determine to be in the best interests of our employees, customers and business partners.

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

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed into law on March 27, 2020, provided financial assistance in various forms to both businesses and consumers, including the establishment and funding of the Paycheck Protection Program (“PPP”).  In addition, the CARES Act also created many directives affecting the operations of financial services providers, such as the Company, including a forbearance program for federally-backed mortgage loans and protections for borrowers from negative credit reporting due to loan accommodations related to the national emergency. The banking regulatory agencies issued guidance encouraging financial institutions to work prudently with borrowers who were, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. The Company has worked to assist its business and consumer customers affected by COVID-19.  While the CARES Act is widely-considered to have been beneficial to the economic recovery and supportive of the Company’s business activities, the long-term effect of this legislation on the operations of the Company cannot be determined with certainty at this time.

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

On March 11, 2021, President Joseph R. Biden, signed into law the American Rescue Plan Act of 2021.  The intent of this legislation was to provide additional new funding for rural hospitals and health care providers for COVID-19 relief, to increase federal subsidies for COBRA coverage, and make changes to the Medicare wage index.  The legislation also included provisions to bolster the nation’s COVID-19 health care response with additional resources for vaccines, treatment, PPE, testing, contact tracing and workforce development.  In addition, non-health care specific provisions provide financial support for families and small businesses, and both extended and expanded support for housing, child care, food and the education system. While The American Rescue Plan Act of 2021 is expected to benefit the economic recovery and be supportive of the Company’s business activities, the effect of this legislation on the operations of the Company cannot be determined with certainty at this time.

As of the date of this filing, a variant of the coronavirus, referred to as the “Delta” variant, has emerged in the United States and remains a significant concern in some regions and potentially, throughout the country.  This variant is believed to be significantly more contagious than earlier variants of the coronavirus.  Certain previously-relaxed social distancing and safety protocols have been reinstated in some areas of the country and it is possible that such protocols will be reinstated broadly in the future. The economic effects of these varying protocol reinstatement actions on the Company’s operations cannot be determined with certainty at this time.

During the most restrictive periods of the pandemic, the Bank granted loan payment deferrals to the substantial majority of commercial and consumer customers who had made requests for such accommodations.  These deferrals were granted following individual discussions with each borrower and were generally for periods of 90 or 180 days at the outset.  Following discussions with certain borrowers, additional loan payment deferral periods of up to 90 days were granted following the expiration of the initial 90- to 180-day deferral periods.  Typically, scheduled interest payments placed into deferred status have been added to future scheduled payments and are expected to be collected in total at the original maturity date of the loan.  As of September 30, 2021, the Bank had no loans on active pandemic-related deferral, compared to December 31, 2020, the Bank had 38 residential mortgage and consumer loans, totaling $2.7 million and 24 commercial real estate and other commercial and industrial loans, totaling $14.4 million remained in deferral status.

Paycheck Protection Program

The Bank participated in all rounds of the PPP funded by the U.S. Treasury Department and administered by the U.S. SBA pursuant to the CARES Act and subsequent legislation.  PPP loans have an interest rate of 1.0% and a two-year or five-year loan term to maturity. The SBA guarantees 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and the loan proceeds are used for qualifying expenses.  The PPP ended in May 2021.  Information related to the Company’s PPP loans are included in the following tables:

Unaudited	For the three months ended		For the nine months ended,
(In thousands, except number of loans)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Number of PPP loans originated in the period	-	25	478	699
Funded balance of PPP loans originated in the period	$-	$313	$36,369	$75,352
Number of PPP loans forgiven in the period	287	-	636	-
Average balance of PPP loans in the period	$39,799	$74,769	$59,431	$41,056
Balance of PPP loans forgiven in the period	$26,621	$-	$68,726	$-
Deferred PPP fee income recognized in the period	$595	$350	$1,742	$639

(In thousands, except number of loans)	September 30, 2021	September 30, 2020
Unearned PPP deferred fee income at end of period	$1,124	$1,823

(In thousands, except number of loans)	Number	Balance
Total PPP loans originated since inception	1,177	$111,721
Total PPP loans forgiven since inception	759	$84,428
Total PPP loans remaining at September 30, 2021	418	$27,293

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

Effective in January 2018, the Company adopted a modification methodology that was at the time newly made available under the New York State tax code, affecting how the Company’s state income tax liability is computed.  Under this adopted methodology, management determined in the first quarter of 2019, it was unlikely that the Company would be required to pay material income taxes to New York State in future periods under then-existing income tax laws in the State.  Management is continuously monitoring its future tax consequences to determine if the Company’s deferred taxes are properly stated.  In the first quarter of 2020, consistent with policy, management reviewed all facts and circumstances related to its deferred taxes and determined that based on the expected filings of future New York State tax returns, the valuation allowance created in 2019 was no longer needed.  Therefore management elected to eliminate its New York State net deferred tax asset valuation allowance during the quarter ended March 31, 2020.

On April 7, 2021, the New York State Legislature approved comprehensive tax legislation as part of the State’s 2022 Fiscal Year budget. The legislation includes increased taxes on businesses and high-income individuals among other tax law revisions.  Other provisions include amendments to the real estate transfer tax. The legislation increases the corporate franchise tax rate to 7.25% from 6.5% for tax years beginning on or after January 1, 2021 and before January 1, 2024 for taxpayers with a business income base greater than $5.0 million.  In addition, the previously scheduled phase-out of the capital base tax has been delayed.  The rate of the capital base was to have been reduced to 0% starting in 2021.  The legislation imposes the tax at the rate of 0.1875% for tax years beginning on or after January 1, 2021 and before January 1, 2024, with the 0% rate to take effect in 2024.  Management continues to evaluate the projected impact of this newly issued New York State tax legislation on the Company’s financial condition and results of operations and believes that these provisions require an increase the Company’s income tax expense for the nine months ended September 30, 2021, thereby requiring an increase in the Company’s effective tax rate to 22.2% for the nine months ended September 30, 2021 as compared to the effective tax rate of 20.5%, for the same nine month period in 2020.

The Company’s effective tax rate typically differs from the 21% federal statutory tax rate due primarily to New York State income taxes, partially offset by tax-exempt income from specific types of investment securities and loans, bank owned life insurance, and, to a much lesser degree, the utilization of low income housing tax credits. Other variances from the federal statutory federal tax rate are due to the effects of transitional adjustments related to state income taxes. In addition, the tax effects of certain incentive stock option activity may reduce the Company’s effective tax rate on a sporadic basis.

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

Recent Events

On September 27, 2021, the Company announced that its Board of Directors declared a cash dividend of $0.07 per share on the Company's voting common and non-voting common stock, and a cash dividend of $0.07 per notional share for the issued warrant relating to the fiscal quarter ending September 30, 2021. The dividend will be payable to all shareholders of record on October 15, 2021 and will be paid on November 5, 2021.

Overview and Results of Operations

The following represents the significant highlights of the Company’s operating results between the third quarter of 2021 and the third quarter of 2020.

•	Net income increased $1.9 million, or 128.3%, to $3.4 million.
•	Basic and diluted earnings per share were both $0.56 per share and increased $0.31 per share from $0.25 per share.
•	Return on average assets increased 57 basis points to 1.07% as the increase in income outpaced the increase in average assets.
•

Net interest income, after provision for loan losses, increased $3.1 million, or 46.1%, to $9.7 million.  Excluding the provision, net interest income increased $1.5 million, or 17.8%, to $9.8 million. The increase in net interest income, after provision for loan losses, was primarily due to the increase in the average balance of interest-earning assets, coupled with an increase in the average yield earned on the average balance of interest-earning assets and a decrease in the average rate paid on average interest-bearing liabilities. Additionally, a reduction in the provision for loan losses of $1.6 million was reflective of improving asset quality metrics.  The credit sensitive portfolios continue to be carefully monitored, and the Bank will consistently apply its conservative loan classification and reserve building methodologies to the analysis of these portfolios.

•

The net interest margin for the third quarter of 2021 was 3.31%, a 30 basis point increase compared to 3.01% for the third quarter of 2020. This improvement reflects both an 18 basis point decline in the average cost paid on interest-bearing liabilities, and a 13 basis point increase in the average yield earned on interest-earning assets.

•

The effective income tax rate increased 2.5% to 23.2% for the three months ended September 30, 2021 as compared to 20.7% for the same three month period in 2020. The increase in the tax rate in the third quarter of 2021, as compared to the same quarter in 2020, was primarily related to an increase in pretax income and relatively consistent permanent differences, due to a decrease in the percentage of the Company’s total revenues that were derived from investments in tax exempt loans and securities.

The following represents significant highlights of the Company’s operating results between the first nine months of 2021 and the first nine months of 2020.

•	Net income increased $3.5 million, or 70.4%, to $8.5 million.
•	Basic and diluted earnings per share were both $1.43 per share and increased $0.58 per share.
•	Return on average assets increased 32 basis points to 0.90% as the increase in income outpaced the increase in average assets.
•

Net interest income, after provision for loan losses, increased by $6.7 million, or 33.6%, to $26.5 million. The increase was primarily due to the decrease in total interest expense, combined with an increase in the average balance of interest-earning assets.

•

The net interest margin was 3.19%, a 26 basis point increase as compared to 2.93% for the prior year period. This improvement reflects a 39 basis point decline in the average cost paid on interest-bearing liabilities, primarily due to a reduction in the average balance of time deposits of $35.9 million and a 68 basis point decrease in the average rate paid on those time deposits. The average yield earned on interest-earning assets declined eight basis points from the prior year period.

•

The effective income tax rate increased 1.7% to 22.2% for the nine months ended September 30, 2021 as compared to 20.5% for the same nine month period in 2020.   The increase in the tax rate in the first nine months of 2021, as compared to the same period in 2020, was primarily related to an increase in pretax income.

The following reflects the significant changes in financial condition between December 31, 2020 and September 30, 2021.  In addition, the following reflects significant changes in asset quality metrics between September 30, 2020 and September 30, 2021.

•

Total assets increased $34.8 million, or 2.8% to $1.26 billion at September 30, 2021, as compared to December 31, 2020, primarily driven by higher investment securities balances and cash and cash equivalents, offset by decreases in loans.

•

Asset quality metrics, as measured by net loan charge-offs, remained stable, in comparison to recent reporting periods.  The annualized net loan charge-offs to average loans ratio was 0.12% for the third quarter of 2021, compared to 0.08% for the third quarter of 2020, and 0.08% for the fourth quarter of 2020.  Nonperforming loans to total loans decreased 50 basis points to 1.11% at September 30, 2021, compared to 1.61% at September 30, 2020. Nonperforming loans to total loans decreased 147 basis points to 1.11% at September 30, 2021 compared to 2.58% at December 31, 2020. Correspondingly, the ratio of the allowance for loan losses to nonperforming loans was 160.10% at September 30, 2021, as compared to 91.44% at September 30, 2020, and 59.89% at December 31, 2020.

The Company had net income of $3.4 million for the three months ended September 30, 2021 compared to net income of $1.5 million for the three months ended September 30, 2020.  The $1.9 million increase in net income was due primarily to a $1.1 million increase in interest and dividend income, a $335,000 decrease in interest expense, a $1.6 million decrease in the provision for loan losses and a $55,000 increase in noninterest income.  Offsetting the increases to net income was a $593,000 increase in noninterest expense and a $633,000 increase in income tax expense.

Net interest income before the provision for loan losses increased $1.5 million, or 17.8%, to $9.8 million for the three months ended September 30, 2021 as compared to $8.3 million for the same three month period in 2020.  The increase   was primarily a result of an 18 basis point decrease in the average cost of interest-bearing liabilities between the year-over-year third quarter periods.   Further, the increase was a result of increases in average interest-earning asset balances, primarily in the loan and investment categories, coupled with an increase in the average yield of interest-earning assets of 13 basis points to 3.93% for the three months ended September 30, 2021 from 3.80% for the same three month period of the previous year.  The increase in interest income was enhanced by the recognition of deferred PPP fee income recognized in the period due to the increased levels of forgiveness in the three month ended September 30, 2021.  Please refer to the PPP tables above for the full impact of PPP loans on average loan yields.

The $55,000, or 3.7%, increase in noninterest income in the quarter ended September 30, 2021, as compared to the same quarterly period in 2020, was primarily the result of an $86,000 increase in insurance agency revenue, a $54,000 increase in service charges on deposit accounts, a $31,000 increase in earnings on bank owned life insurance and a $27,000 increase in debit card interchange fees.  These increases were partially offset by reductions in gains on foreclosed real estate of $67,000, decreases in loan servicing fees of $36,000, decreases in gains on marketable equity securities of $29,000, and a decrease in the gains recognized on the sales of investment securities of $22,000.

The $593,000 increase in noninterest expense in the quarter ended September 30, 2021, as compared to the same quarterly period in 2020, was primarily the result of an increase in salaries and employee benefits expense, data processing costs, insurance agency expense, professional and other services, audits and exams costs, and the FDIC assessment of $228,000, $117,000, $114,000, $103,000, $67,000, and $52,000, respectively.  The increase in salaries and employee benefit expense was due to the increase in net salaries expense due to increased PPP loan originations in 2020 and the deferral of employee-related expenses in 2020 related to those originations.  All other employee-related expenses increased an aggregate of $32,000 in the third quarter of 2021, as compared to the same quarterly period in 2020.  Data processing costs increased due to increases in internet banking costs and processing costs. Insurance agency expense increased as a result of a general increases in personnel costs and other administrative costs related to the Agency.  Professional and other services costs increased due to increased use of third party services. These increases are consistent with the Company’s customer and operational growth.  The increases in audits and exams expense were primarily related to the Bank’s first year of increased internal controls testing under FDICIA requirements for institutions with assets greater than $1 billion and additional expenses for the Company as a result of the COVID-19 pandemic.  The FDIC assessment increased as a result of an increase in the average balance of deposits, including an increase in the average balance of brokered time deposits.

For the three months ended September 30, 2021, we recorded $104,000 in provision for loan losses as compared to $1.7 million in the same prior year three month period.  This $1.6 million decrease in the provision for loan losses was primarily reflective of improving asset quality metrics. The credit sensitive portfolios continue to be carefully monitored, and the Bank will consistently apply its conservative loan classification and reserve building methodologies to the analysis of these portfolios.

In comparing the year-over-year third quarter periods, the return on average assets increased 57 basis points to 1.07% due to the combined effects of the increase in net income (the numerator in the ratio) and the increase in average assets (the denominator in the ratio).  Average assets increased due to increases in average loans of $7.3 million, average taxable securities of $60.7 million and average tax-exempt securities of $2.3 million in the third quarter of 2021, as compared to the same quarter of 2020.  Average interest-bearing deposits increased $19.7 million in the third quarter of 2021, as compared with the same quarter in 2020.  Noninterest-bearing deposits were the primary driver of growth between the comparable periods and totaled $206.2 million at September 30, 2021, an increase of $48.3 million, or 30.6%, compared to September 30, 2020. The increases in noninterest-bearing deposits were primarily a result of the Bank’s participation in the PPP, as well as ongoing growth in business banking relationships. In addition, the Bank has seen a general increase in the average account balance for consumer deposits consistent with similar increases generally reported throughout the industry. These increases are expected to be transitory and relate primarily to significant levels of economic stimulus combined with reduced levels of consumer spending related to the pandemic. At this time, it cannot be determined with certainty how long it will be before these deposits return to historically normal levels.

The Company had net income of $8.5 million for the nine months ended September 30, 2021 compared to net income of $5.0 million for the nine months ended September 30, 2020.  The $3.5 million increase in net income was due primarily to a $2.6 million increase in interest income, a $2.2 million decrease in interest expense, a $1.8 million decrease in provision for loan losses, and a $55,000 increase in noninterest income.  Offsetting the increase in net income was an increase of $2.1 million in noninterest expense and a $1.1 million increase in income tax expense.

Net interest income before the provision for loan losses increased $4.8 million to $28.6 million for the nine months ended September 30, 2021, as compared to $23.7 million for the same nine month period in 2020.   The increase was due principally to a $2.6 million, or 8.1%, increase in interest and dividend income that was a result of growth in average interest-earning assets of $113.0 million compared to the prior year nine month period.  Average loans for the first nine months of 2021 increased by $51.8 million, or 6.5%, over the prior year period, while the average interest yield on interest-earning assets decreased by eight basis points. The increase in interest income was enhanced by the recognition of deferred PPP fee income recognized in the period due to the increased levels of forgiveness in the three months ended September 30, 2021.  Please refer to the PPP tables above for the full impact of PPP loans on average loan yields.  Average interest-bearing liabilities increased by $63.5 million, or 7.1%, for the nine months ended September 30, 2021 as compared to the prior year period; however, the average interest rate paid on interest-bearing liabilities decreased by 39 basis points.

The $55,000, or 1.2%, increase in noninterest income for the nine months ended September 30, 2021, when compared to the same nine month period in 2020 was primarily due to the $1.2 million increase in net gains on equity securities and a $201,000 increase in gains on sales of premises and equipment.  Offsetting these increases were decreases of $1.0 million in net gains on sales and redemptions of investment securities, and a $677,000 decrease in net gains on the sales of loans and foreclosed real estate, which was primarily the result of the sale of $35.9 million in seasoned, conforming residential mortgage loans that was completed in January 2020.

Excluding the effects of the period over period fluctuations discussed above, all other noninterest income categories increased in the aggregate by $381,000, or 10.6%, to $4.0 million in the nine months ended September 30, 2021 as compared with $3.6 million in the same nine month period of 2020.  This period over period increase was a result of debit card interchange fees, other charges, commissions and fees, service charges on deposit accounts, insurance agency revenue, and earnings on bank owned life insurance, which increased $121,000, $98,000, $84,000, $78,000 and $63,000, respectively.  The net increase in these categories of noninterest income were in part due to the Company’s increased strategic focus on improving recurring noninterest income. Offsetting these increases was a decrease in loan servicing fees of $63,000.

Total noninterest expense for the nine month period of 2021 was $20.3 million, an increase of $2.1 million, or 11.4%, compared with $18.2 million for the prior year period. The increase in noninterest expense for the nine month period ended September 30, 2021, as compared to the same period in 2020, was principally driven by an increase of $851,000 in personnel expenses, a $354,000 increase in professional and other services, a $295,000 increase in data processing expense, a $196,000 increase in audits and exams expense, a $138,000 increase in building and occupancy expense, a $143,000 increase in FDIC assessments and a $110,000 increase in insurance agency expense.  The increase in net salaries expense was partially the result of increased PPP loan originations in 2020 and the deferral of employee-related expenses in 2020 related to those originations.  The increases in professional and other services fees, and audits and exams expense were primarily related to the Bank’s first year of increased internal controls testing under FDICIA requirements for institutions with assets greater than $1 billion and additional expenses for the Company as a result of the COVID-19 pandemic. Building and occupancy costs increased as a result of an increase in maintenance costs and depreciation expense of $168,000 and $51,000, respectively. These increases are consistent with the Company’s recent refurbishments of certain branch and administrative locations and the relative timing of certain maintenance activities.  Data processing costs increased due to increases in internet banking costs and processing costs.  These increases are consistent with the Company’s customer and operational growth.  The FDIC assessment increased as a result of an increase in the average balance of deposits, including an increase in the average balance of brokered time deposits.   Insurance agency expense increased as a result of a general increases in personnel costs and other administrative costs related to the Agency.

For the first nine months of 2021, we recorded $2.1 million in provision for loan losses as compared to $3.9 million in the same prior year nine month period.  The provision is reflective of (1) the qualitative factors used in determining the adequacy of the allowance for loan losses, (2) the size of the loan portfolio, and (3) delinquent and nonaccrual loans.  The decline in the provision for loan losses in 2021, as compared to the same period in 2020, was primarily related to the improvement in the qualitative factors used by the Company to determine the provision in 2021, as compared to the previous year. The improvement in these qualitative factors was due to observed improvements in economic conditions during 2021 that followed the easing of the most restrictive phases of the COVID-19 pandemic that had existed in 2020. The credit sensitive portfolios continue to be carefully monitored, and the Bank will consistently apply its conservative loan classification and reserve building methodologies to the analysis of these portfolios. Please refer to the asset quality section below for a further discussion of asset quality as it relates to the allowance for loan losses.

Return on average assets increased 32 basis points to 0.90% between the year-over-year nine month periods as the change in net income in the nine month period ended September 30, 2021 (the numerator of the ratio) increased by a higher percentage than the rate at which average assets (the denominator of the ratio) grew during the period.

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

	(Unaudited)
	For the three months ended September 30,
	2021			2020
			Average			Average
Unaudited	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$822,547	$9,465	4.60%	$815,212	$8,810	4.32%
Taxable investment securities	317,612	2,136	2.69%	256,958	1,623	2.53%
Tax-exempt investment securities	14,863	28	0.75%	12,549	50	1.59%
Fed funds sold and interest-earning deposits	27,984	3	0.04%	18,857	4	0.08%
Total interest-earning assets	1,183,006	11,632	3.93%	1,103,576	10,487	3.80%
Noninterest-earning assets:
Other assets	83,028			79,901
Allowance for loan losses	(14,794)			(10,969)
Net unrealized gains/(losses) on available-for-sale securities	2,209			(206)
Total assets	$1,253,449			$1,172,302
Interest-bearing liabilities:
NOW accounts	$94,654	$81	0.34%	$80,636	$45	0.22%
Money management accounts	16,583	5	0.12%	16,332	4	0.10%
MMDA accounts	241,374	241	0.40%	204,943	316	0.62%
Savings and club accounts	126,511	42	0.13%	99,909	22	0.09%
Time deposits	358,634	785	0.88%	416,190	1,229	1.18%
Subordinated loans	29,496	411	5.57%	15,148	191	5.04%
Borrowings	78,892	276	1.40%	73,655	369	2.00%
Total interest-bearing liabilities	946,144	1,841	0.78%	906,813	2,176	0.96%
Noninterest-bearing liabilities:
Demand deposits	189,951			158,600
Other liabilities	11,441			12,567
Total liabilities	1,147,536			1,077,980
Shareholders' equity	105,913			94,322
Total liabilities & shareholders' equity	$1,253,449			$1,172,302
Net interest income		$9,791			$8,311
Net interest rate spread			3.15%			2.84%
Net interest margin			3.31%			3.01%
Ratio of average interest-earning assets to average interest-bearing liabilities			125.03%			121.70%

	For the nine months ended September 30,
	2021			2020
			Average			Average
Unaudited	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$842,850	$28,096	4.44%	$791,088	$26,884	4.53%
Taxable investment securities	310,098	6,438	2.77%	245,228	4,998	2.72%
Tax-exempt investment securities	12,631	99	1.05%	7,839	109	1.85%
Fed funds sold and interest-earning deposits	28,433	7	0.03%	36,848	53	0.19%
Total interest-earning assets	1,194,012	34,640	3.87%	1,081,003	32,044	3.95%
Noninterest-earning assets:
Other assets	81,779			76,726
Allowance for loan losses	(13,962)			(9,921)
Net unrealized gains/(losses) on available for sale securities	1,802			(629)
Total assets	$1,263,631			$1,147,179
Interest-bearing liabilities:
NOW accounts	$94,018	$212	0.30%	$79,172	$109	0.18%
Money management accounts	16,059	13	0.11%	15,450	14	0.12%
MMDA accounts	238,507	737	0.41%	200,529	1,072	0.71%
Savings and club accounts	119,859	115	0.13%	93,926	70	0.10%
Time deposits	376,724	2,748	0.97%	412,625	5,111	1.65%
Subordinated loans	33,814	1,376	5.43%	15,139	589	5.19%
Borrowings	84,001	873	1.39%	82,663	1,349	2.18%
Total interest-bearing liabilities	962,982	6,074	0.84%	899,504	8,314	1.23%
Noninterest-bearing liabilities:
Demand deposits	186,125			142,379
Other liabilities	11,660			12,487
Total liabilities	1,160,767			1,054,370
Shareholders' equity	102,864			92,809
Total liabilities & shareholders' equity	$1,263,631			$1,147,179
Net interest income		$28,566			$23,730
Net interest rate spread			3.03%			2.72%
Net interest margin			3.19%			2.93%
Ratio of average interest-earning assets to average interest-bearing liabilities			123.99%			120.18%

As indicated in the above tables, net interest income, before provision for loan losses, increased $1.5 million, or 17.8%, to $9.8 million for the three months ended September 30, 2021 as compared to $8.3 million for the same prior year period.  This increase was due principally to the $79.4 million, or 7.2%, increase in the average balance of interest-earning assets, coupled with an increase of 13 basis points on the average yield earned on those assets.  These positive factors on net interest income were partially offset by an increase in the average balance of interest-bearing liabilities of $39.3 million, or 4.3%.  The negative effect of this increase in the average balance of interest-bearing liabilities on net interest income however, was partially offset by a decrease of 18 basis points on the average interest rate paid on those liabilities. In total, net interest margin increased 30 basis points to 3.31%.  The following analysis should also be viewed in conjunction with the table below which reports the changes in net interest income attributable to rate and volume.

Interest and dividend income increased $1.1 million, or 10.9%, to $11.6 million for the three months ended September 30, 2021 compared to $10.5 million for the same three month period in 2020.  The increase in interest income was due principally to the increase in the average yields earned on average interest-earning assets (primarily loans of 28%), which increased 13 basis points between the year-over-year third quarter periods.  This increase was also due to an increase in the average balance of interest earning assets, which increased between the year-over-year third quarter period by 7.2%.  The average balance of investment securities and loans increased by $63.0 million and $7.3 million, respectively.  The increase in the average yield earned on loans was due to the recognition of deferred PPP fee income in the period due to the increased levels of forgiveness in the three month period ended September 30, 2021.  Please refer to the PPP tables above for the full impact of PPP loans on average loan yields.

Interest expense for the three months ended September 30, 2021 decreased $335,000, or 15.4%, to $1.8 million when compared to the same prior year period.  Deposit interest expense decreased $462,000, or 28.6%, to $1.2 million due to a 24 basis point decrease in the annualized average rate paid on deposits to 0.55% for the three months ended September 30, 2021, as compared to 0.79% for the three months ended September 30, 2020.  This was partially offset by a $19.7 million increase in the average balance of interest-bearing deposits during the same time periods.   This decrease in the average cost of deposits was primarily due to a 30 basis point decrease in the average rates paid on time deposits, during the three months ended September 30, 2021 as compared to the same three month period in 2020 due to the general decline in market interest rates during the third quarter of 2021.

For the nine month period ended September 30, 2021, net interest income, before the provision for loan losses, increased $4.8 million, or 20.4%, to $28.6 million compared to $23.7 million for the nine months ended September 30, 2020.  Interest and dividend income increased $2.6 million, or 8.1%, to $34.6 million for the nine months ended September 30, 2021 from $32.0 million for the same nine month period in 2020.  The increase in interest income was due principally to the increase in average balances of taxable investment securities, tax exempt investment securities and loans, which increased 26.5%, 61.1% and 6.5%, respectively, between the year-over-year nine month periods.  The increase in the average balance of securities reflected increased purchases in 2021 compared to 2020. The increase in the average balance of loans reflected the Bank’s participation in the PPP, continued success in its expansion within the greater Syracuse, New York market and purchased loan activity. These increases were offset by a reduction of the average balance of federal funds sold and interest-earning deposits, which decreased 22.8% in the year over-year nine month periods.  The decrease in the average balance of federal funds sold and interest-earning deposits in 2021 was primarily the result of the effects of the COVID-19 pandemic.  The Bank substantially increased its on-hand liquidity in 2020 to support the potential needs of the customers and the communities it serves during the nine month period ended September 30, 2020.  This level of liquidity was not considered necessary in 2021.  The increase in interest income was partially offset by a decrease in the average yield of interest-earning assets of 8 basis points to 3.87% for the nine months ended September 30, 2021 as compared to the prior year nine month period.  Further contributing to the increase in net interest income was a $2.2 million decrease in interest expense, primarily due to a $2.4 million decrease in deposit expense.

Interest expense for the nine months ended September 30, 2021 decreased $2.2 million, or 26.9%, to $6.1 million as compared to $8.3 million for the nine months ended September 30, 2020.  The decrease in interest expense was due principally to a 39 basis point decrease in the average rate paid on interest-bearing liabilities to 0.84%, partially offset by a $63.5 million increase in the average balance of these liabilities.   The decrease in interest expense was due to a $2.6 million decrease in deposit interest expense and a $476,000 decrease in borrowings expense, offset by a $787,000 increase in subordinated loan expense. The average balance of interest-bearing deposits, which include brokered deposits, increased $43.5 million between the year-over-year nine month periods.  The average rate paid on interest-bearing deposits decreased 46 basis points to 0.60% for the nine months ended September 30, 2021 as compared with the same nine month period in 2020.  This decrease was primarily due to a 68 basis point decrease in the average rate paid on time deposits, during the nine months ended September 30, 2021 as compared to the same time period in 2020.  The decrease in the average rates paid on those deposits reflected the general decline in market interest rates during the first nine months of 2021.

Rate/Volume Analysis

Net interest income can also be analyzed in terms of the impact of changing interest rates on interest-earning assets and interest-bearing liabilities and changes in the volume or amount of these assets and liabilities. The following table represents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (change in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) total increase or decrease.  Changes attributable to both rate and volume have been allocated ratably. Please refer to the PPP table in the previous section for information on PPP loans and the impact on loan income for the three and nine months ended September 30, 2021 and 2020.

	Three months ended September 30,			Nine months ended September 30,
	2021 vs. 2020			2021 vs. 2020
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
Unaudited			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Loans	$79	$576	$655	$1,990	$(778)	$1,212
Taxable investment securities	405	108	513	1,350	90	1,440
Tax-exempt investment securities	49	(71)	(22)	68	(78)	(10)
Interest-earning deposits	7	(8)	(1)	(10)	(36)	(46)
Total interest income	540	605	1,145	3,398	(802)	2,596
Interest Expense:
NOW accounts	9	27	36	23	80	103
Money management accounts	-	1	1	1	(2)	(1)
MMDA accounts	276	(351)	(75)	267	(602)	(335)
Savings and club accounts	7	13	20	22	23	45
Time deposits	(155)	(289)	(444)	(413)	(1,950)	(2,363)
Subordinated loans	198	22	220	759	28	787
Borrowings	152	(245)	(93)	36	(512)	(476)
Total interest expense	487	(822)	(335)	695	(2,935)	(2,240)
Net change in net interest income	$53	$1,427	$1,480	$2,703	$2,133	$4,836

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

Management extensively reviews recent trends in historical losses, qualitative factors and specific reserve needs on loans individually evaluated for impairment in its determination of the adequacy of the allowance for loan losses. We recorded $104,000 in provision for loan losses for the three month period ended September 30, 2021, as compared to $1.7 million for the three month period ended September 30, 2020.  For the first nine months of 2021, we recorded $2.1 million in provision for loan losses as compared to $3.9 million in the same prior year nine month period.  The provisioning in 2021 and 2020 reflects management’s determination of prudent additions to reserves considering loan mix changes, concentrations of loans in certain business sectors, factors related to loan quality metrics, and continued COVID-19 related economic uncertainty. The decline in the provision for loan losses in 2021, as compared to the same period in 2020, was primarily related to the improvement in the qualitative factors used by the Company to determine the provision in 2021, as compared to the previous year. The improvement in these qualitative factors was due to observed improvements in economic conditions during 2021 that followed the easing of the most restrictive phases of the COVID-19 pandemic that had existed in 2020. The credit-sensitive portfolios continue to be carefully monitored, and the Bank will consistently apply its conservative loan classification and reserve building methodologies to the analysis of these portfolios.

The Company measures delinquency based on the amount of past due loans as a percentage of total loans.  The ratio of delinquent loans to total loans increased to 2.37% at September 30, 2021 as compared to 1.85% at December 31, 2020.  Delinquent loans (numerator) increased $3.4 million while total loan balances (denominator) decreased $37.0 million at September 30, 2021, as compared to December 31, 2020.  The increase in past due loans was primarily driven by an increase of $4.4 million in loans delinquent 30-59 days, partially offset by an $830,000 decrease in loans delinquent 90 or more days past due, and a $167,000 decrease in loans delinquent 60-89 days.

At September 30, 2021, there were $18.7 million in loans past due including $8.2 million in loans 30-59 days past due, $5.2 million in loans 60-89 days past due and $5.3 million in loans 90 or more days past due.  At December 31, 2020, there were $15.3 million in loans past due including $3.8 million in loans 30-59 days past due, $5.4 million in loans 60-89 days past due and $6.1 million in loans 90 or more days past due.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, including insurance agency commissions, and net gains on sales of securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

Unaudited	For the three months ended				For the nine months ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	Change		September 30, 2021	September 30, 2020	Change
Service charges on deposit accounts	$393	$339	$54	15.9%	$1,082	$998	$84	8.4%
Earnings and gain on bank owned life insurance	164	133	31	23.3%	418	355	63	17.7%
Loan servicing fees	54	90	(36)	-40.0%	155	218	(63)	-28.9%
Debit card interchange fees	236	209	27	12.9%	698	577	121	21.0%
Insurance agency revenue	303	217	86	39.6%	817	739	78	10.6%
Other charges, commissions and fees	235	224	11	4.9%	800	702	98	14.0%
Noninterest income before gains (losses)	1,385	1,212	173	14.3%	3,970	3,589	381	10.6%
Net gains on sales and redemptions of investment securities	5	27	(22)	-81.5%	56	1,076	(1,020)	-94.8%
Gains/(losses) on marketable equity securities	89	118	(29)	-24.6%	372	(798)	1,170	146.6%
Net gains on sales of loans and foreclosed real estate	67	134	(67)	-50.0%	226	903	(677)	-75.0%
Gains on sale of premises and equipment	-	-	-	-	201	-	201	>100%
Total noninterest income	$1,546	$1,491	$55	3.7%	$4,825	$4,770	$55	1.2%

The $55,000, or 3.7%, increase in noninterest income in the quarter ended September 30, 2021, as compared to the same quarterly period in 2020, was primarily the result of an $86,000 increase in insurance agency revenue, a $54,000 increase in service charges on deposit accounts, a $31,000 increase in earnings on bank owned life insurance and a $27,000 increase in debit card interchange fees.  The increase in insurance revenue was a result of nonrecurring income as a result of the Agency’s PPP loan forgiveness. Noninterest income related to deposit account fees began to return to normal levels when compared to the third quarter of 2020 due to the reduced customer transactional activity levels and the Bank’s increased levels of fee waivers in response to the effects of the COVID-19 pandemic during the three months ended September 30, 2020.  These increases in noninterest income were offset by a decrease of $36,000 in loan servicing fees.

Offsetting these increases in noninterest income for the three month period, were decreases of $67,000 in gains on sales of loans and foreclosed real estate a $29,000 decrease in gains on marketable equity securities and a $22,000 decrease in gains on the sale of investment securities in the quarter ended September 30, 2021.

The $55,000, or 1.2%, increase in noninterest income for the nine months ended September 30, 2021, when compared to the same nine month period in 2020 was primarily due to the $1.2 million increase in net gains on equity securities and $201,000 increase in gains on sales of premises and equipment.  Offsetting these increases weredecreases of $1.0 million in net gains on sales and redemptions of investment securities, and a $677,000 decrease in net gains on the sales of loans and foreclosed real estate, which was primarily the result of the sale of $35.9 million in seasoned, conforming residential mortgage loans that was completed in January 2020.

Excluding the effects of the period over period fluctuations discussed above, all other noninterest income categories increased in the aggregate by $381,000, or 10.6%, to $4.0 million in the nine months ended September 30, 2021 as compared with $3.6 million in the same nine month period of 2020.  This period over period increase in debit card interchange fees, other charges, commissions and fees, service charges on deposit accounts, insurance agency revenue, and earnings on bank owned life insurance, which increased $121,000, $98,000, $84,000, $78,000, and $63,000, respectively.  The net increase in these categories of noninterest income was in part due to the Company’s increased strategic focus on improving recurring noninterest income. Offsetting these increases was a decrease in loan servicing fees of $63,000.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

Unaudited	For the three months ended				For the nine months ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	Change		September 30, 2021	September 30, 2020	Change
Salaries and employee benefits	$3,624	$3,396	$228	6.7%	$10,466	$9,615	$851	8.9%
Building and occupancy	724	788	(64)	-8.1%	2,387	2,249	138	6.1%
Data processing	686	569	117	20.6%	2,016	1,721	295	17.1%
Professional and other services	385	282	103	36.5%	1,253	899	354	39.4%
Advertising	191	236	(45)	-19.1%	696	673	23	3.4%
FDIC assessments	222	170	52	30.6%	652	509	143	28.1%
Audits and exams	193	126	67	53.2%	572	376	196	52.1%
Insurance agency expense	227	113	114	100.9%	627	517	110	21.3%
Community service activities	59	44	15	34.1%	181	163	18	11.0%
Foreclosed real estate expenses	8	7	1	14.3%	30	42	(12)	-28.6%
Other expenses	504	499	5	1.0%	1,424	1,469	(45)	-3.1%
Total noninterest expenses	$6,823	$6,230	$593	9.5%	$20,304	$18,233	$2,071	11.4%

The $593,000, or 9.5%, increase in noninterest expense between the year-over-year third quarter periods was principally due to increases in salaries and employee benefit, data processing expenses, insurance agency expense, professional and other services expense, other expenses, audits and exams and the FDIC assessment, which was partially offset by decreases in building and occupancy expenses and advertising expenses.  The detail of the components of the overall increase in noninterest expense is as follows:

•

Salaries and employee benefits expense increased primarily as a result of an increase in salaries and commission expense of $241,000, which is consistent with the Company’s increased asset size and general inflationary factors.  Additionally, deferred payroll expense decreased $86,000 due to the greater levels of PPP loan originations in 2020, as compared to 2021, and the correspondingly greater level of deferrals of employee-related expenses in 2020 that were related to those originations.

•	Data processing costs increased $117,000 due to increased internet banking services, ATM processing charges and maintenance and supply costs increases.
•	Insurance agency expense increased as a result of general increases in personnel costs and other administrative costs related to the Agency.
•	Professional and other services expense increased $103,000 primarily as a result of an increase in consulting fees and purchased program expenses from the prior year.

•

Audits and exam costs increased due to the Bank’s first year of increased internal controls testing under FDICIA requirements for institutions with assets greater than $1 billion and additional expenses incurred by the Company as a result of the COVID-19 pandemic.

•

FDIC assessments increased $52,000 from the prior year. The FDIC assessment increased as a result of an increase in the average balance of deposits, including an increase in the average balance of brokered time deposits.

•	All other noninterest expenses decreased in aggregate in the year-over-year three month periods by a total of $88,000, or 5.6%.

The $2.1 million, or 11.4%, increase in noninterest expenses between the nine month period ended September 30, 2021 and the same nine month period in the prior year was principally due to increases in almost all categories of noninterest expense as explained below:

•

Salaries and employee benefits expense increased $851,000 primarily as a result of an increase in salaries and commission expense of $634,000, which is consistent with the Company’s increased asset size and general inflationary factors.  Additionally, deferred payroll expense decreased $256,000 due increased PPP loan originations in 2020 and the deferral of employee-related expenses in 2020 related to those originations.  Commissions’ expense increased primarily due to the resumption of accruals related to employee and officer incentive programs in the first nine months of 2021.  These accruals were substantially reduced in the first nine months of 2020 in response to the uncertainties presented by the pandemic. All other employee-related expenses decreased in aggregate by $39,000 in the first nine months of 2021, as compared to the same nine month period in 2020.

•

Data processing costs increased $295,000 due to increases in internet banking costs and processing costs.  These increases are consistent with the Company’s customer growth and operational growth, and the costs of increased functionality now being offered to business customers as well as generally increased utilization of the Company’s electronic product and service delivery channels.

•

The $354,000 increase in professional and other services and the $196,000 increase in audits and exams expense was primarily related to the Bank’s first year of increased internal controls testing under FDICIA requirements for institutions with assets greater than $1 billion and additional expenses incurred by the Company as a result of the COVID-19 pandemic.

•

FDIC assessments increased $143,000 from the prior year.  The FDIC assessment increased as a result of an increase in the average balance of deposits, including an increase in the average balance of brokered time deposits.

•

Building and occupancy costs increased primarily as a result of an increase in maintenance costs and depreciation expense of $136,000 and $75,000, respectively. These increases are consistent with the Company’s recent refurbishments of certain branch and administrative locations and the relative timing of certain maintenance activities.

•	Insurance agency expense increased as result of general increases in personnel costs and other administrative costs related to the Agency.
•	All other noninterest expense categories decreased in aggregate in the year-over-year nine month periods by a total of $16,000, or 0.7%.

At September 30, 2021, the Bank serviced 505 residential mortgage loans in the aggregate amount of $51.9 million that have been sold on a non-recourse basis to FNMA.  FNMA is the only unrelated third-party that has acquired loans originated by the Bank. On an infrequent basis, loans previously sold to FNMA that subsequently default may be found to have underwriting defects that place the loans out of compliance with the representations and warranties made by the Bank.  This can occur at any time while the loan is outstanding.  In such cases, the Bank is required to repurchase the defaulted loans from FNMA. Repurchase losses sustained by the Bank include all costs incurred by FNMA as part of the foreclosure process, including items such as delinquent property taxes and legal fees.  No such claims against the Bank were made by FNMA in the three or nine month periods ended in either September 30, 2021 or September 30, 2020. Management continues to monitor the underwriting standards applied to all residential mortgage loan originations and subsequent sales through its quality control processes and considers these occurrences and their related expenses to be isolated instances.

During the most restrictive periods following the inception of the COVID-19 pandemic, which began in March 2020, the Company experienced material declines in substantially all forms of noninterest expenses.  These reductions in noninterest expenses were the result of the curtailment or elimination of a significant portion of non-critically-essential business and business development activities during that time. These activities were reduced or eliminated for the duration of the substantial restrictions imposed by governmental officials and as a consequence of the internal safety and social distancing protocols initiated by the Company and/or its customers.   Accordingly, as the Company progressively returned to less restricted operations, noninterest expenses progressively returned to the levels considered by its management to be prudent for the effective long-term management of the Company. Management has elected to provide a supplemental comparison between 2021 noninterest expenses and the same three and nine month periods in 2019, which were the most recent three and nine month periods not affected by the pandemic. The following table details the components of noninterest expense for the three and nine months ended September 30, 2021 and 2019:

Unaudited	For the three months ended				For the nine months ended,
(Dollars in thousands)	September 30, 2021	September 30, 2019	Change		September 30, 2021	September 30, 2019	Change
Salaries and employee benefits	$3,624	$3,275	$349	10.7%	$10,466	$10,379	$87	0.8%
Building and occupancy	724	699	25	3.6%	2,387	1,986	401	20.2%
Data processing	686	587	99	16.9%	2,016	1,749	267	15.3%
Professional and other services	385	352	33	9.4%	1,253	1,068	185	17.3%
Advertising	191	238	(47)	-19.7%	696	719	(23)	-3.2%
FDIC assessments	222	130	92	70.8%	652	371	281	75.7%
Audits and exams	193	104	89	85.6%	572	304	268	88.2%
Insurance agency expense	227	190	37	19.5%	627	618	9	1.5%
Community service activities	59	110	(51)	-46.4%	181	392	(211)	-53.8%
Foreclosed real estate expenses	8	28	(20)	-71.4%	30	324	(294)	-90.7%
Other expenses	504	569	(65)	-11.4%	1,424	1,622	(198)	-12.2%
Total noninterest expenses	$6,823	$6,282	$541	8.6%	$20,304	$19,532	$772	4.0%

Income Tax Expense

Income tax expense increased $633,000 to $1.0 million, with an effective tax rate of 23.2%, for the quarter ended September 30, 2021, as compared to $372,000, with an effective tax rate of 20.7%, for the same three month period in 2020.  The increase in income tax expense in the current quarter, as compared to the same quarter in 2020, was primarily attributable to the year-over-year third quarter increase in pre-tax net income.   Income tax expense increased $1.1 million, with an effective tax rate of 22.2% for the nine months ended September 30, 2021 as compared to $1.3 million, with an effective tax rate of 20.5%, for the same nine month period in 2020. The federal statutory rate applied to pretax income was 21% for each of the three and nine month periods ended September 30, 2021 and 2020.

Effective in January 2018, the Company adopted a modification methodology that was at the time newly made available under the New York State tax code, affecting how the Company’s state income tax liability is computed.  Under this adopted methodology, management determined in the first quarter of 2019, it was unlikely that the Company would be required to pay material income taxes to New York State in future periods under then-existing income tax laws in the State.  Management is continuously monitoring its future tax consequences to determine if the Company’s deferred taxes are properly stated.  In the first quarter of 2020, consistent with policy, management reviewed all facts and circumstances related to its deferred taxes and determined that based on the expected filings of future New York State tax returns, the valuation allowance created in 2019 was no longer needed.  Therefore management elected to eliminate its New York State net deferred tax asset valuation allowance during the quarter ended March 31, 2020.

On April 7, 2021, the New York State Legislature approved comprehensive tax legislation as part of the State’s 2022 Fiscal Year budget. The legislation includes increased taxes on businesses and high-income individuals among other tax law revisions.  Other provisions include amendments to the real estate transfer tax. The legislation increases the corporate franchise tax rate to 7.25% from 6.5% for tax years beginning on or after January 1, 2021 and before January 1, 2024 for taxpayers with a business income base greater than $5.0 million.  In addition, the previously scheduled phase-out of the capital base tax has been delayed.  The rate of the capital base was to have been reduced to 0% starting in 2021.  The legislation imposes the tax at the rate of 0.1875% for tax years beginning on or after January 1, 2021 and before January

1, 2024, with the 0% rate to take effect in 2024.  Management continues to evaluate the projected impact of this newly issued New York State tax legislation on the Company’s financial condition and results of operations and believes that these provisions require an increase the Company’s income tax expense for the nine months ended September 30, 2021, thereby requiring an increase in the Company’s effective tax rate to 22.2% for the nine months ended September 30, 2021 as compared to the effective tax rate of 20.5%, for the same nine month period in 2020.

The Company’s effective tax rate typically differs from the 21% federal statutory tax rate due primarily to New York State income taxes, partially offset by tax-exempt income from specific types of investment securities and loans, bank owned life insurance, and, to a much lesser degree, the utilization of low income housing tax credits. Other variances from the federal statutory federal tax rate are due to the effects of transitional adjustments related to state income taxes.  In addition, the tax effects of certain incentive stock option activity may reduce the Company’s effective tax rate on a sporadic basis.

Earnings per Share

Basic and diluted earnings per share were $0.56 per share for the third quarter of 2021, as compared to $0.25 per basic and diluted share for the same quarter of 2020.

Basic and diluted earnings per share were $1.43 for the nine month period ended September 30, 2021, as compared to $0.85 for the same prior year period.  The increase in earnings per share between these two periods was due to the increase in net income between these two time periods.  Further information on earnings per share can be found in Note 3 of this Form 10-Q.

Changes in Financial Condition

Assets

Total assets increased $34.8 million, or 2.8%, to $1.26 billion at September 30, 2021 as compared to $1.23 billion at December 31, 2020.  This increase was due primarily to increases in investment securities and cash and cash equivalents.

Investment securities increased $36.6 million, or 12.1%, to $337.9 million at September 30, 2021, as compared to $301.3 million at December 31, 2020, due principally to purchases of securities during the first nine months of 2021, partially offset by sales and redemptions of securities.

Cash and cash equivalents totaled $75.2 million, an increase of $31.8 million compared to $43.5 million at December 31, 2020.  This increase in cash and equivalents corresponded to the $50.3 million increase in deposits during the nine months ended September 30, 2021.

These increases were partially offset by a decrease in loans. Total loans of $788.1 million declined by $37.3 million, or 4.5%, compared with $825.5 million at December 31, 2020.  The decrease was primarily the result of a decrease of $31.7 million in commercial loans between these two dates, partially offset by increases in residential mortgage loans of $9.3 million.   The decrease in commercial loans was a direct result of PPP loan forgiveness.

Liabilities

Total liabilities increased $25.8 million, or 2.3%, to $1.16 billion at September 30, 2021 compared to $1.13 billion at December 31, 2020.  Deposits increased $50.3 million, or 5.1%, to $1.04 billion at September 30, 2021, compared to $995.9 million at December 31, 2020.  Noninterest-bearing deposits were the primary driver of growth between the comparable periods and totaled $206.2 million at September 30, 2021, an increase of $44.2 million, or 27.2%, from the 2020 year end. The increases in noninterest-bearing deposits were primarily a result of the Bank’s participation in the PPP, as well as ongoing growth in business banking relationships.  In addition, the Bank has seen a general increase in the average account balance for consumer deposits consistent with similar increases generally reported throughout the industry. These increases are expected to be transitory and relate primarily to significant levels of economic stimulus combined with reduced levels of consumer spending related to the pandemic. At this time, it cannot be determined with certainty how long it will be before these deposits return to historically normal levels.

Borrowed funds balances from the FHLB-NY decreased $15.0 million, or 18.3%, to $67.1 million at September 30, 2021 from $82.1 million at December 31, 2020 as the Bank used excess cash to repay borrowings.

Shareholders’ Equity

The Company’s shareholders’ equity, exclusive of the noncontrolling interest, increased $8.9 million, or 9.1%, to $106.3 million at September 30, 2021, from $97.5 million at December 31, 2020. This increase was principally due to a $7.2 million increase in retained earnings, an $845,000 increase in comprehensive income, a $669,000 increase in additional paid in capital, and a $135,000 increase in ESOP shares. The increase in retained earnings resulted from $8.5 million in net income recorded in the first nine months of 2021.  Partially offsetting this increase in retained earnings were $940,000 for cash dividends declared on our common stock, $194,000 for cash dividends declared on our Non-Voting common stock, $97,000 for cash dividends declared on our former preferred stock, $26,000 for cash dividends declared on our issued warrant, and $65,000 in cumulative effect of our affiliate capital allocation  Comprehensive income increased primarily as the result of increases in the unrealized gain on the available-for sale investment portfolio during the 2021 nine month period.  .

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

Capital

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its banking operations.  This strong capital position serves to support growth and expansion activities while at the same time exceeding regulatory standards.  At September 30, 2021, the Bank met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 8%, Tier 1 common equity exceeding 6.5%, and a total risk-based capital ratio exceeding 10%.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The buffer is separate from the capital ratios required under the Prompt Corrective Actions (“PCA”) standards. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum levels of the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity.  At September 30, 2021, the Bank exceeded all regulatory required minimum capital ratios, including the capital buffer requirements.

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

Pathfinder Bank’s capital amounts and ratios as of the indicated dates are presented in the following tables:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be "Well-Capitalized" Under Prompt Corrective Provisions		Minimum For Capital Adequacy with Buffer
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2021:
Total Core Capital (to Risk-Weighted Assets)	$124,366	15.42%	$64,508	8.00%	$80,635	10.00%	$84,667	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$114,237	14.17%	$48,381	6.00%	$64,508	8.00%	$68,540	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$114,237	14.17%	$36,286	4.50%	$52,413	6.50%	$56,445	7.00%
Tier 1 Capital (to Assets)	$114,237	9.21%	$49,621	4.00%	$62,026	5.00%	$62,026	5.00%
As of December 31, 2020
Total Core Capital (to Risk-Weighted Assets)	$115,289	13.13%	$70,270	8.00%	$87,838	10.00%	$92,230	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$104,287	11.87%	$52,703	6.00%	$70,270	8.00%	$74,662	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$104,287	11.87%	$39,527	4.50%	$57,095	6.50%	$61,487	7.00%
Tier 1 Capital (to Assets)	$104,287	8.63%	$48,314	4.00%	$60,392	5.00%	$60,392	5.00%

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

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Regulatory Capital Ratios (Bank Only)
Total capital (to risk-weighted assets)
Total equity (GAAP)	$117,503	$106,720
Goodwill	(4,536)	(4,536)
Intangible assets	(121)	(133)
Addback: Accumulated other comprehensive income	1,391	2,236
Total Tier 1 Capital	$114,237	$104,287
Allowance for loan and lease losses	10,129	11,002
Total Tier 2 Capital	$10,129	$11,002
Total Tier 1 plus Tier 2 Capital (numerator)	$124,366	$115,289
Risk-weighted assets (denominator)	806,353	878,380
Total core capital to risk-weighted assets	15.42%	13.13%

Tier 1 capital (to risk-weighted assets)
Total Tier 1 capital (numerator)	$114,237	$104,287
Risk-weighted assets (denominator)	806,353	878,380
Total capital to risk-weighted assets	14.17%	11.87%

Tier 1 capital (to adjusted assets)
Total Tier 1 capital (numerator)	$114,237	$104,287
Total average assets	1,245,173	1,212,512
Goodwill	(4,536)	(4,536)
Intangible assets	(121)	(133)
Adjusted assets (denominator)	$1,240,516	$1,207,843
Total capital to adjusted assets	9.21%	8.63%

Tier 1 Common Equity (to risk-weighted assets)
Total Tier 1 capital (numerator)	$114,237	$104,287
Risk-weighted assets (denominator)	806,353	878,380
Total Tier 1 Common Equity to risk-weighted assets	14.17%	11.87%

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of non-performing assets at the indicated dates:

	September 30,	December 31,	September 30,
(Dollars In thousands)	2021	2020	2020
Nonaccrual loans:
Commercial and commercial real estate loans	$5,666	$17,978	$11,208
Consumer	1,289	747	576
Residential mortgage loans	1,830	2,608	1,452
Total nonaccrual loans	8,785	21,333	13,236
Total nonperforming loans	8,785	21,333	13,236
Foreclosed real estate	-	-	-
Total nonperforming assets	$8,785	$21,333	$13,236

Accruing troubled debt restructurings	$5,302	$3,554	$1,999

Nonperforming loans to total loans	1.11%	2.58%	1.61%
Nonperforming assets to total assets	0.70%	1.74%	1.10%

Nonperforming assets include nonaccrual loans, nonaccrual troubled debt restructurings (“TDR”), and foreclosed real estate (‘‘FRE”). The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more.  There are no loans that are past due 90 days or more and still accruing interest.  Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity.  TDRs are included in the above table within the categories of nonaccrual loans or accruing TDRs.  There were no TDR loans in nonaccrual status at September 30, 2021.

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

As indicated in the table above, nonperforming assets at September 30, 2021 were $8.8 million and were $12.5 million lower than the $21.3 million reported at December 31, 2020, due primarily to a decrease of $12.3 million in nonperforming commercial and commercial real estate loans and a $778,000 decrease in nonperforming residential real estate loans.   This decrease was partially offset by an increase of $542,000 in nonperforming consumer loans.

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

The allowance for loan losses represents management’s estimate of the probable losses inherent in the loan portfolio as of the date of the statement of condition.  The allowance for loan losses was $14.1 million and $12.8 million at September 30, 2021 and December 31, 2020, respectively.  The ratio of the allowance for loan losses to total loans increased 23 basis points to 1.78% at September 30, 2021 from 1.55% at December 31, 2020.  Management performs a quarterly evaluation of the allowance for loan losses based on quantitative and qualitative factors and has determined that the current level of the allowance for loan losses is adequate to absorb the losses in the loan portfolio as of September 30, 2021.

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

At September 30, 2021 and December 31, 2020, the Company had $11.2 million and $22.8 million in loans, respectively, which were deemed to be impaired, having established specific reserves of $1.6 million and $2.8 million, respectively, on these loans.  The decrease in impaired loans between these two dates was primarily driven by decreases of $5.5 million, $4.9 million, $769,000, and $701,000, in impaired commercial real estate loans, commercial and industrial loans, commercial lines of credit and residential real estate loans, respectively.  The $1.2 million decrease in specific reserves for impaired loans at September 30, 2021 as compared to December 31, 2020 was primarily due to a $869,000 decrease in specific reserves for other commercial lines of credit.

Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in those loans being included in future impaired loan reporting.  Potential problem loans totaled $37.4 million as of September 30, 2021, an increase of $14.2 million, or 61.4%, as compared to $23.2 million at December 31, 2020.  These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired.

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

Loans to a single borrower, or to a related group of borrowers, are referred to as related credits.  Total related credits encompass all related or affiliated borrower loan balances, including available unused lines of credit, for both personal and business loans.  At September 30, 2021, the Company had 26 total related credit relationships, comprised of 231 individual loans, with outstanding balances in excess of $5.0 million.  These total related credits ranged from $5.0 million to $15.0 million at September 30, 2021 with outstanding principal balances of $182.5 million and unfunded commitments of $38.1 million with an aggregate total related credit of $220.6 million.  Of the $220.6 million in total related credits, $206.4 million was secured by various collateral assets, primarily commercial real estate, $8.7 million was unsecured, and $5.5 million were PPP loans.

In addition, the future credit-related performance of a loan portfolio generally depends upon the types of loans within the portfolio, concentrations by type of loan and the quality of the collateral securing the loans.  The following table details the Company's loan portfolio by collateral type within major categories as of September 30, 2021:

(Dollars in thousands)	Balance	Number of Loans	Average Loan Balance	Minimum/ Maximum Loan Balance			Allowance for Loan Losses	Percent of Total Loans
Residential Mortgage Loans	$243,067	2,117	$115	$0	-	$1,529	$916	31%

Commercial Real Estate:
Mixed Use	$43,989	57	$772	$33	-	$6,200	$828	6%
Multi-Family Residential	38,291	59	649	23	-	6,239	721	5%
Hotels and Motels	35,320	10	3,532	321	-	11,500	665	4%
Office	32,673	62	527	3	-	4,772	615	4%
Retail	24,146	48	503	30	-	5,060	455	3%
1-4 Family Residential	19,891	157	127	0	-	1,193	374	3%
Automobile Dealership	16,639	10	1,664	163	-	6,641	313	2%
Skilled Nursing Facility	12,068	14	862	16	-	3,150	227	2%
Recreation/ Golf Course/ Marina	11,847	2	5,924	3,800	-	8,048	223	2%
	7,132	12	594	69	-	2,632	134	1%
Manufacturing/Industrial	6,701	17	394	55	-	1,389	126	1%
Restaurant	6,462	24	269	40	-	1,210	122	1%
Automobile Repair	4,619	12	385	40	-	2,266	87	0%
Hospitals	4,036	8	505	65	-	2,000	76	0%
Not-For-Profit & Community Service Real Estate	4,002	3	1,334	76	-	3,105	75	1%
Land	3,391	3	1,130	104	-	1,739	64	0%
All Other	6,485	30	216	8	-	737	122	0%
Total Commercial Real Estate Loans	$277,692	528	$526				$5,227	35%

Commercial and Industrial:
Secured Term Loans	$57,487	367	$157	$-	-	$4,485	$1,651	7%
Unsecured Term Loans	14,755	106	139	1	-	2,244	424	2%
Secured Lines of Credit	47,775	262	182	-	-	6,821	1,372	6%
Unsecured Lines of Credit	9,352	141	66	-	-	3,000	269	1%
Total Commercial and Industrial Loans	$129,369	876	$148				$3,715	16%

Tax Exempt Loans	$5,956	20	$298	$6	-	$2,248	$1	1%

Paycheck Protection Loans	$27,293	418	$65	$0	-	$870	$-	3%

Consumer:
Home Equity Lines of Credit	$32,989	922	$36	$-	-	$504	$778	4%
Vehicle	20,552	1,440	14	0	-	439	485	3%
Consumer Secured	23,409	838	28	1	-	113	553	3%
Consumer Unsecured	27,011	4,346	6	-	-	95	638	3%
All Others	2,380	1,109	2	-	-	460	56	0%
Total Consumer Loans	$106,340	8,655	$12				$2,510	13%

Net deferred loan fees	(1,569)	-	-				-	-
Unallocated allowance for loan losses	-	-	-				1,696	-
Total Loans	$788,148	12,614	$62				$14,065	100%

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

Through the first nine months of 2021, as indicated in the consolidated statement of cash flows, the Company reported net cash flow from operating activities of $15.7 million and net cash outflow of $8.4 million related to investing activities.  The net cash outflow from investing activities primarily was due to a $37.6 million increase in net investment activity and a $5.8 million net increase in all other investing activities in aggregate, partially offset by a net $35.1 million decrease in loan balances.  The Company reported net cash flows from financing activities of $24.5 million generated principally by increased customer deposit balances of $91.2 million, partially offset by ay decreased brokered deposit balances of $40.9 million, and an aggregate decrease in net cash of $66.8 million from all other financing sources, including dividends paid to common and preferred shareholders of $1.2 million.

The Company has a number of existing credit facilities available to it. At September 30, 2021, total credit available to the Company under the existing lines of credit was approximately $145.9 million at FHLBNY, the Federal Reserve Bank, and two other correspondent banks. As of September 30, 2021, the Company had $67.1 million of the available lines of credit utilized on its existing lines of credit with $78.8 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of September 30, 2021, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

Off-Balance Sheet Arrangements

The Company is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  At September 30, 2021, the Company had $190.2 million in outstanding commitments to extend credit and standby letters of credit.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information relating to this item.

Item 4 – Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer), management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021.  The term “disclosure controls and procedures,” under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our CEO and CFO concluded that, solely as a result of the material weaknesses in internal control over financial reporting described below, which continued to exist as of September 30, 2021, our disclosure controls and procedures were not effective as of September 30, 2021.

Previously Disclosed Material Weakness

The Company disclosed in Item 8 – Financial Statements and Supplementary Data in its Annual Report on Form 10-K for the year ended December 31, 2020 two areas that, under applicable SEC accounting rules, each constituted a “material weakness.”  The first material weakness identified ineffectiveness in the controls related to Related Party (as defined in applicable regulations) transactions that included procedural and documentary deficiencies related to underwriting risk ratings and the completeness of borrower reviews.  The second identified area of material weakness related to loan authorization, disbursement and file maintenance controls.  As a result of the material weaknesses described above, management has concluded that, as of September 30, 2021, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes made in our internal controls during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At September 30, 2021, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material and adverse effect on the financial condition or results of operations of the Company.

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements tagged as blocks of text.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATHFINDER BANCORP, INC.

(registrant)

November 15, 2021	/s/ Thomas W. Schneider
Thomas W. Schneider
President and Chief Executive Officer

November 15, 2021	/s/ Walter F. Rusnak
Walter F. Rusnak
Senior Vice President, Chief Financial Officer