Form 10-K
period 2021-12-31
Pathfinder Bancorp, Inc.
filed 2022-03-25
CIK 1609065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2021, as reported by the NASDAQ Capital Market ($15.97), was approximately $52.2 million.

As of March 24, 2022, there were 4,603,187 shares outstanding of the Registrant’s voting common stock and 1,380,283 shares of the Registrant’s Series A nonvoting common stock

DOCUMENTS INCORPORATED BY REFERENCE:     Proxy Statement for the 2022 Annual Meeting of Shareholders of the Registrant (Part III).

Auditor Firm Id:  1884Auditor Name:  Bonadio & Co., LLPAuditor Location:  Pittsford, NY, United States

TABLE OF CONTENTS

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED

DECEMBER 31, 2021

PATHFINDER BANCORP, INC.

PART I

Forward-Looking Statements

When used in this Annual Report the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, ”project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties. Actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause the Company’s actual results and financial condition to differ from those indicated in the forward-looking statements include, among others:

•	Credit quality and the effect of credit quality on the adequacy of our allowance for loan losses;
•	Deterioration in financial markets that may result in impairment charges relating to our securities portfolio;
•	Competition in our primary market areas;
•	Changes in interest rates, inflation and national or regional economic conditions;
•	Changes in monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;
•	Significant government regulations, legislation and potential changes thereto;
•	A reduction in our ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;
•	Increased cost of operations due to regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;
•	Cyberattacks, computer viruses and other technological threats that may breach the security of our websites or other systems;
•	Technological changes that may be more difficult or expensive than expected;
•	Limitations on our ability to expand consumer product and service offerings due to consumer protection laws and regulations; and
•	Other risks described herein and in the other reports and statements we file with the SEC.

A further progression of the outbreak of Coronavirus Disease 2019 (“COVID-19”), and related economic disruptions that may be caused directly or indirectly as a result of new or resurgent outbreaks, could adversely impact a broad range of industries in which the Company’s customers operate and thereby impair their ability to fulfill their financial obligations to the Company.  The future duration and severity of any business or economic limitations that might result from new or resurgent outbreaks cannot be predicted with certainty.

The spread of new or resurgent outbreaks could cause significant disruptions in the U.S. economy and could potentially disrupt banking and other financial activity in the areas in which the Company operates and could also potentially create widespread business continuity issues for the Company.  The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions.  The Company could therefore experience a material adverse effect on its business, financial condition, results of operations and cash flows as a result of a new or resurgent outbreaks.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Undue reliance should not be placed on any such forward-looking statements, which speak only as of the date made.  The factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.  Additionally, all statements in this document, including forward-looking statements, speak only as of the date that they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

ITEM 1: BUSINESS

GENERAL

Pathfinder Bancorp, Inc.

Pathfinder Bancorp, Inc. (the "Company") is a Maryland corporation incorporated in 2014 and headquartered in Oswego, New York. The primary business of the Company is its investment in Pathfinder Bank (the "Bank") which is 100% owned by the Company.  The Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  Pathfinder Bank is a commercial bank chartered by the New York State Department of Financial Services (the “NYSDFS”).

The Company owns a non-consolidated Delaware statutory trust subsidiary, Pathfinder Statutory Trust II, of which 100% of the common equity is owned by the Company.  Pathfinder Statutory Trust II was formed in connection with the issuance of $5.2 million in trust preferred securities.

At December 31, 2021 and 2020, 5,983,467 and 4,531,383 shares of Company common stock were outstanding, respectively. The Company had -0- and 1,380,283 shares of Series B convertible perpetual preferred stock outstanding at December 31, 2021 and 2020, respectively.

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

At December 31, 2021, the Company had total consolidated assets of $1.29 billion, total deposits of $1.06 billion and shareholders' equity of $110.3 million plus a noncontrolling interest of $346,000, which represents the 49% of the FitzGibbons Agency, LLC not owned by the Company.

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

The Bank also owns 100% of Whispering Oaks Development Corp. (“Whispering Oaks”), a New York corporation that is retained to operate or develop real estate-related projects.  At December 31, 2021, Whispering Oaks operated a small tenant-occupied commercial building that houses an ATM facility for the Bank, and, through a wholly-owned second-tier subsidiary, is the sole limited partner in an unconsolidated special-purpose real estate management partnership.  The partnership currently operates a low-income residential housing facility. The activities of Whispering Oaks resulted in a pre-tax gain of $162,000 in 2021.

Additionally, the Bank owns 100% of Pathfinder Risk Management Company, Inc., which was established to record the 51% controlling interest upon the December 2013 purchase of the FitzGibbons Agency, an Oswego County property, casualty and life insurance brokerage business with approximately $1.0 million in annual revenues.  The activities of Pathfinder Risk Management Company, Inc. resulted in pre-tax income of $209,000 in 2021.  The Company’s 51% controlling interest in this entity resulted in income of $107,000 for the Company on a consolidated basis in 2021.

Human Capital Resources

Our Mission

Our Mission, which is thoroughly communicated to all of our team members, is “To foster relationships with individuals and businesses within our communities to be the financial provider of choice.  Our goal is to continually enhance the value of the Bank for the benefit of our shareholders, customers, employees and communities.” Given the challenges that COVID-19 has introduced to our communities, this mission has become even more critical.

Our Values

Our workplace culture is grounded in our customer and employee value proposition.  We have adopted a formally-stated set of Values, which are also engrained in our human capital resource management programs.  These Values state that we are:

•	Competent Professionals
•	Service-Driven
•	A Family
•	Respectful
•	Compassionate
•	Proud
•	Honest

Each of the Values, outlined above, are further defined in our internal communications, recognition programs, training programs and team-oriented activities.

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

Demographics

At December 31, 2021, we employed 173 team members, of which 157 were full-time, 14 were part-time, and 2 were interns.  As COVID-19 restrictions were reduced and our lobbies opened back up to the public the need for temporary staff reduced. The 14 team members that were hired on a temporary basis related to COVID-19, were offered positions as Customer Service Representatives and were trained through our intensive two-week “teller training” program. Our staff is comprised of approximately 74% women.

At December 31, 2021, approximately 43% of our staff was employed at our bank branch and loan production offices, with the remainder of our team employed within all other functional areas, including our customer-facing electronic commerce and call center units.  None of these employees are represented by a collective bargaining agreement and management considers its relationship with employees to be good.  During fiscal year 2021, we hired 22 employees, of which four were specifically hired, on a temporary basis, and two were interns.  Our voluntary turnover rates for the previous four years are as follows:

Year	Voluntary Turnover %
2021	24.2%
2020	13.2%
2019	18.8%

Diversity and Inclusion

An inclusive open-minded community that engages excellence and embraces diversity is fundamental to supporting the Pathfinder Bank vision to be a local bank that the community trusts. The communities in which we serve include persons of various race, ethnicity, gender, sexual orientation, socio-economic status, age, physical and cognitive ability, religion and political belief. We are committed to valuing and sharing the strength of our differences in a safe and positive environment.

Our primary goal is to attract and cultivate a dynamic and cultural sensitivity that exemplifies, promotes and celebrates diversity. This definition of diversity includes recognition and appreciation of the uniqueness of each individual. We seek to hire well-qualified team members who are, at least as importantly, a good fit for our value system.  Our selection and promotion processes are without bias and include the active recruitment of minorities and women.

With a commitment to equality, inclusion and workplace diversity, we focus on understanding, accepting, and valuing the differences between people. To accomplish this, we continue our efforts through our Diversity, Equity and Inclusion Committee made up of several employee representatives from areas located throughout our market footprint. We collaborate with local business partners to better our understanding and position ourselves to improve and fulfill our commitment to diversity and inclusion. Our goal is to build and leverage a diverse and inclusive workforce and workplace by building leadership capability and organizational capacity, this requires all team members to do their part. Management must possess diversity and inclusion competencies to lead and manage an engaged workforce. All team members must treat their colleagues with respect by listening to different viewpoints, opinions, thoughts and ideas and embracing a culture of inclusion.

A commitment to diversity and inclusion is essential to reflecting the values of our team members and the society we serve today. It makes business sense because it helps us to attract and retain the best talent, it enables us to understand and meet clients' needs more effectively and so provide a better quality service. We continued our commitment to equal employment opportunity through a robust affirmative action plan, which includes annual compensation analyses and ongoing reviews of our selection and hiring practices alongside a continued focus on building and maintaining a diverse workforce.

For the year 2021, the population of our workforce was as follows:

Ethnicity	Percentage of Workforce
American Indian or Alaska Native	0.6%
Asian	2.3%
Black or African American	0.6%
Hispanic or Latino	1.2%
Two or more races (Not Hispanic or Latino)	1.2%
White	94.1%

Age Demographics
Age Range	Total
18-25	34
26-35	42
36-45	41
46-55	18
56-65	32
Over 65	6
Grand Total	173

Compensation and Benefits

We provide a competitive compensation and benefits program to help meet the needs of our team members. In addition to salaries, these programs include annual bonuses, stock awards, a 401(k) Plan with an employer matching contribution in addition to an employer-paid annual contribution, healthcare and other insurance benefits, health savings, flexible spending accounts, paid time off, family leave, identity theft protection, telemedicine service, and an employee assistance program, including mental health services.

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

Health and Safety

The safety, health and wellness of our team members is a top priority. The COVID-19 pandemic continues to present unique challenges with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of our management and staff, we continue to be able to (1) effectively work from remote locations and (2) ensure a safely-distanced working environment for team members when physically present at each of our locations. We continue to maintain electronic self-reporting procedures to track, on a daily basis, factors that would call for additional individual-specific attention related to the potential spread of COVID-19 within the Company.  All team members are asked not to come to work when they experience signs or symptoms of a possible COVID-19 illness and have been provided additional paid time off to cover compensation during such absences. On an ongoing basis, we further promote the health and wellness of our team members by strongly encouraging work-life balance, offering flexible work schedules, keeping the employee portion of health care premiums to a minimum and sponsoring various wellness programs.

Retention Efforts

Employee retention helps us operate efficiently and achieve one of our business objectives. We believe our commitment to living out our core values, actively prioritizing concern for our team members ’ well-being, supporting our team members ’ career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing team members . In addition, nearly all of our team members are stockholders of the Company through participation in our Employee Stock Ownership Plan, which aligns employee and stockholder interests by providing stock ownership on a tax-deferred basis at no investment cost to our employees. At December 31, 2021, over 35% of our current staff had been with us for ten years or more.

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

Based on recent independent market survey reports, median home values were $172,700 in Onondaga County and $121,100 in Oswego County at the end of 2021.  Home values have shown only modest increases in recent years within the Syracuse, NY metro area, including Onondaga and Oswego Counties.  This modest increase in home values within the area followed a period in which home values within the area exhibited relative stability compared to many other areas of the country during the most recent economic recession that began in 2008.

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

As of June 30, 2021, based on the most recently-available FDIC data, we had the largest market share in Oswego County, representing 45.0% of all deposits, and we additionally held 1.9% of all deposits in Onondaga County.  In addition, when combining both Oswego and Onondaga Counties, we have the fifth largest market share of twenty one institutions, representing 6.8% of the total market.

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

The Bank also participated in the Paycheck Protection Program (“PPP”), a specialized low-interest loan program funded by the U.S. Treasury Department and administered by the U.S. Small Business Administration (“SBA”) pursuant to the CARES Act and subsequent legislation.  PPP loans have an interest rate of 1.0% and a two-year or five-year loan term to maturity. The SBA guarantees 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and the loan proceeds are used for qualifying expenses. The Paycheck Protection Program ended in May 2021.  Through December 31, 2021, the Bank received approval from the SBA for 1,177 loans totaling approximately $111.7 million through this program. The Bank is now also assisting borrowers with the loan forgiveness phase of the process. As of this filing, the Company has submitted 932 loans totaling approximately $92.3 million to the SBA for forgiveness, with 256 totaling $19.3 million remaining.

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

We currently offer one-to-four family residential real estate loans with terms up to 30 years that are generally underwritten according to Federal National Mortgage Association (“Fannie Mae”) guidelines, and we refer to loans that conform to such guidelines as “conforming loans.”  We generally originate both fixed-rate and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which as of December 31, 2021, was generally $548,250 for single-family homes in our market area.

Conforming loans are generally saleable at management’s discretion, we hold our one-to-four family residential real estate loans in our portfolio but do sell mortgages into the secondary market, at management’s discretion, as a source of liquidity or as a means of managing interest-rate risk. Such loan sales were conducted on a limited basis prior to 2020 and to a substantially more significant degree in 2020 and 2021.  The increase in residential mortgage sales in 2020 and 2021 was directly related to significant increases in the volume of 20- and 30-year mortgage loans originated by the Bank in those years.  This increase in originated volume was primarily due to increased customer demand for mortgage loans resulting from declines in mortgage interest rates. A significant portion of our retained loan portfolio consists of fixed-rate one-to-four family residential real estate loans with terms in excess of 15 years.  We also originate one-to-four family residential real estate loans secured by non-owner occupied properties. However, we generally do not make loans in excess of 80% loan-to-value on non-owner occupied properties.

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

At December 31, 2021 the Bank held fifteen pools of loans originated by eleven unaffiliated third-party lenders with an aggregate amortized historical cost of $128.5 million. Of this total, $92.2 million in aggregate amortized historical cost relates to six loan pools acquired either in the fourth quarter of 2020 or during 2021, $34.8 million in aggregate amortized historical cost relates to seven loan pools acquired in 2019, and $1.5 million in aggregate amortized historical cost relates to two loan pools acquired prior to 2019. Purchased loans have certain credit risk profiles distinct from those of the Bank’s self-originated portfolio, most especially the portion of the purchased loans that are classified as unsecured consumer loans.  At December 31, 2021, the Bank held $44.1 million (three pools), $8.8 million (three pools), $8.4 million (one pool), and $4.1 million (one pool), in purchased pooled loans secured by consumer installment contracts, automobiles, home equity lines of credit and residential real estate, respectively. The Bank also held $16.4 million (two pools) in purchased secured commercial lines of credit. In addition, the Bank held $42.8 million (four pools) in purchased unsecured consumer loans and $3.9 million (one pool) in commercial installment loans at December 31, 2021.  The loans within these pools have performed substantially as anticipated since their acquisition dates and, in many cases, have contractually-specified credit enhancement provisions provided by the Sellers that continue to reduce the Bank’s realized and potential credit exposures with respect to these loan pools.  Nonperforming and delinquent loans within these loan pools are reported on an aggregate basis as components of the Bank’s overall loan performance statistics at December 31, 2021 and December 31, 2020, respectively.

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

Loans to One Borrower

Under New York law, New York commercial banks are subject to loans-to-one borrower limits, which are substantially similar as those applicable to national banks, which generally restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus, which was $19.7 million at December 31, 2021, on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus, which was $13.1 million at December 31, 2021, if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate), subject to exceptions.

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

MORTGAGE-BACKED SECURITIES AND COLLATERALIZED MORTGAGE OBLIGATIONS

We purchase mortgage-backed securities and collateralized mortgage obligations guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae.  In recent years, the Bank has also increased the level of its investments in mortgage-backed securities and collateralized mortgage obligations issued by private entities. These securities are generally senior tranches, and most often the most senior tranche of multi-class issuances that provide substantial credit enhancements to their senior tranches and therefore reasonable, but not absolute, protection for the Bank from the risks of default. We invest in mortgage-backed securities and collateralized mortgage obligations to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk through geographic diversification. These securities are generally relatively short in duration and therefore reduce the Bank’s sensitivity to changes in interest rates.  All privately issued mortgage-backed securities held by the Bank at December 31, 2021 were either rated at or above the lowest investment grade for credit quality by a nationally-recognized statistical rating organization (a “NRSRO”) or were the most senior tranches of securitizations that were not rated by a NRSRO at the time of the securities’ issuance.  We regularly monitor the credit quality of this portfolio. At December 31, 2021, no securities held by the Bank in this category had been downgraded by a NRSRO.

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

The securities of the type the Bank typically invests in are collateralized by consumer loans or commercial business trade receivables and are generally senior tranches of multi-class issuances. These tranches are offered with substantial credit enhancements and therefore reasonable, but not absolute, protection for the Company from the risks of default.  We invest in asset-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk through geographical and asset-type diversification.  These securities are generally relatively short in duration and therefore reduce the Bank’s sensitivity to changes in interest rates.  All asset-backed securities held by the Bank at December 31, 2021 were either rated at or above the lowest investment grade for credit quality by a NRSRO or were the most senior tranches of securitizations that were not rated by a NRSRO at the time of the securities’ issuance.  We regularly monitor the underlying credit quality of this portfolio. At December 31, 2021, no securities held by the Bank in this category had been downgraded by a NRSRO.

SOURCES OF FUNDS

General

Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also rely on advances from the FHLBNY, the Certificates of Deposit Account Registry Service (“CDARS”) provided by an independent third-party, IntraFi Network, and other deposits acquired through unaffiliated third-party financial institutions as forms of brokered deposits.  In addition to deposits and borrowings, we derive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on interest-earning assets.  While scheduled loan payments and income on interest-earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing market interest rates, economic conditions and competition from other financial institutions.

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

The CDARS program is a form of a brokered deposit facility in which we have been a participant since 2009.  In addition to offering depositors enhanced FDIC insurance coverage, being a participant in CDARS allows us to fund our balance sheet through the CDARS’ One-Way Buy program. This program uses a competitive bid process for available deposits, up to a varying amount that was approximately $50 million at any one weekly bidding session as of December 31, 2021, at specified terms.  These deposits work well for us because of their weekly availability, coupled with their short term duration, which allows us to more closely mirror our funding needs.   We believe this arrangement is a viable source of funding provided that we maintain our “well-capitalized” status.  See Note 11 to the consolidated financial statements for further details on our brokered deposits.

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

Borrowings

The Bank has a number of existing credit facilities available to it.  At December 31, 2021, the Bank had existing lines of credit at FHLBNY, the Federal Reserve Bank (“FRB”), and two other correspondent banks. We obtain advances primarily from the FHLBNY utilizing the security of the common stock we own in the FHLBNY and qualifying residential mortgage loans as collateral, provided certain standards related to creditworthiness are met.  These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities.  FHLBNY advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.

Subordinated Debt

The Company has a non-consolidated subsidiary trust, Pathfinder Statutory Trust II, of which the Company owns 100% of the common equity.  The Trust issued $5,000,000 of 30-year floating rate Company-obligated pooled capital securities of Pathfinder Statutory Trust II (“Floating-Rate Debentures”).  The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms.  The capital securities mature in 2037 and are treated as Tier 1 capital by the FDIC and the Federal Rerserve.  The capital securities of the trust are a pooled trust preferred fund of Preferred Term Securities VI, Ltd., with interest rates that reset quarterly, and are indexed to the 3-month London Interbank Offered Rate (“LIBOR)” plus 1.65%. These securities have a five-year call provision. The Company guarantees all of these securities.

The United Kingdom’s Financial Conduct Authority (“FCA”), the organization responsible for regulating LIBOR, ceased publishing LIBOR indices at the end of 2021. The Alternative Reference Rates Committee (the “ARRC”), formed by the FRB and the Federal Reserve Bank of New York, had been charged with developing an alternative rate that replaced LIBOR in the United States (U.S. dollar-denominated LIBOR).  The ARRC identified the Secured Overnight Financing Rate (“SOFR”) as the rate that represents best practice for use in U.S. dollar-denominated LIBOR derivatives and other financial contracts.  Accordingly, SOFR has currently replaced LIBOR in the substantial majority of contracts in which LIBOR was used. Management has analyzed the Company’s aggregate exposure to instruments that are indexed to LIBOR (including the Company’s acquired loan participations, fixed-income investments, hedging instruments and the Floating-Rate Debentures) and concluded that the adoption of SOFR will not materially impact the Company or the results of its operations.

The Company's equity interest in the trust subsidiary is included in other assets on the Consolidated Statements of Financial Condition at December 31, 2021 and 2020.  For regulatory reporting purposes, the Federal Reserve has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them.

On October 15, 2015, the Company executed a $10.0 million non-amortizing Subordinated Loan (the “2015 Subordinated Loan”) with an unrelated third party that was scheduled to mature on October 1, 2025. The Company has the right to prepay the 2015 Subordinated Loan on the first day of any calendar quarter after October 15, 2020 without penalty. The annual interest rate charged to the Company will be 6.25% through the maturity date of the 2015 Subordinated Loan.  The 2015 Subordinated Loan is senior in the Company’s credit repayment hierarchy only to the Company’s common equity and, as a result, qualifies as Tier 2 capital for all future periods when applicable.  The Company paid $172,000 in origination and legal fees as part of this transaction.  These fees were amortized over the life of the 2015 Subordinated Loan through its first call date using the effective interest method.  The effective cost of funds related to this transaction was 6.44% calculated under this method through October 15, 2020 and 6.25% until the stated maturity date. On April 1, 2021 the Company redeemed its $10.0 million non-amortizing subordinated loan that was scheduled to mature on October 1, 2025. The Company has had the right to prepay the Subordinated Loan at any time after October 15, 2020 without penalty. The terms of the Subordinated Loan required fixed interest payments at an annual interest rate of 6.25% after February 29, 2016 until the Loan’s scheduled maturity date. The redemption of this $10.0 million component of the Company’s outstanding subordinated debt will prospectively reduce interest expense after April 1, 2021 by $625,000 annually. Interest expense, related to this borrowing, of $156,000 and $650,000 was recorded in the years ended December 31, 2021 and 2020, respectively.

On October 14, 2020, the Company executed a private placement of $25.0 million of its 5.50% Fixed to Floating Rate non-amortizing Subordinated Loan (the “2020 Subordinated Loan”) to certain qualified institutional buyers and accredited institutional investors. The 2020 Subordinated Loan has a maturity date of October 15, 2030 and initially bear interest, payable semi-annually, at a fixed annual rate of 5.50% per annum until October 15, 2025.  Commencing on that date, the interest rate applicable to the outstanding principal amount due will be reset quarterly to an interest rate per annum equal to the then current three month Secured Overnight Financing Rate (SOFR) plus 532 basis points, payable quarterly until maturity. The Company may redeem the 2020 Subordinated Loan at par, in whole or in part, at its option, any time after October 15, 2025 (the first redemption date).  The 2020 Subordinated Loan is senior in the Company’s credit repayment hierarchy only to the Company’s common equity and, and any future senior indebtedness and is intended to qualify as Tier 2 capital for regulatory capital purposes for the Company.  The Company paid $783,000 in origination and legal fees as part of this transaction.  These fees will be amortized over the life of the 2020 Subordinated Loan through its first redemption date using the effective interest method, giving rise to an effective cost of funds of 6.22% from the issuance date calculated under this method.  Accordingly, interest expense related to this transaction of $1.5 million and $327,000 was recorded in the years ended December 31, 2021 and 2020, respectively

SUPERVISION AND REGULATION

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

•

Temporarily reducing the community bank leverage ratio alternative available to institutions of less than $10 billion of assets to 8%.  The ratio was increased to 9.5% for 2021 and will revert to 9.0% thereafter;

•

The establishment of the Paycheck Protection Program (the “PPP”), a specialized low-interest forgivable loan program funded by the U.S. Treasury Department and administered through the SBA’s 7(a) loan guaranty program to support businesses affected by the COVID-19 pandemic.  The program stopped taking new loan applications in May 2021; and

•

The ability of a borrower of a federally-backed mortgage loan (VA, FHA, USDA, Freddie Mac and Fannie Mae) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic, to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the COVID-19 emergency. Such a forbearance could be granted for up to 180 days, subject to extension for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract could accrue on the borrower’s account.  Except for vacant or abandoned property, the servicer of a federally-backed mortgage was prohibited from taking any foreclosure action, including any eviction or sale action, for not less than the 60-day period beginning March 18, 2020, which period has subsequently been extended several times by federal mortgage-backing agencies.

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

Federal Home Loan Bank System.  Pathfinder Bank is a member of the Federal Home Loan Bank System, which consists of eleven regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the FHLBNY, Pathfinder Bank is required to acquire and hold a specified amount of shares of capital stock in the FHLBNY.  As of December 31, 2021, Pathfinder Bank was in compliance with this requirement.

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

The Company’s federal tax returns are statutorily subject to potential audit for the years 2018 through 2021.  No federal income tax returns are under audit as of the date of this report.

Method of Accounting.  For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.

Bad Debt Reserves.  Prior to 1996, Pathfinder Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of tax law changes in 1996, Pathfinder Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2021, Pathfinder Bank had no reserves subject to recapture in excess of its base year reserves.  The Bank continues to be required to use the specific charge-off method to account for tax bad debt deductions.

Taxable Distributions and Recapture.  Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if Pathfinder Bank failed to meet certain thrift asset and definitional tests or made certain distributions.  Tax law changes in

1996 eliminated thrift-related recapture rules.  However, under current law, pre-1988 tax bad debt reserves remain subject to recapture if Pathfinder Bank makes certain non-dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a “bank” for tax purposes.  At December 31, 2021 our total federal pre-base year bad debt reserve was approximately $1.3 million.

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

State Taxation

New York State franchise tax is imposed in an amount equal to the greater of 6.5% of Business Income for companies with a Business Income Base up to $5 million, or 7.25% for companies with a Business Income Base greater than $5 million, 0.025% and 0.1875% of average Business Capital for 2020 and 2021, respectively, or a fixed dollar amount based on New York sourced gross receipts.  Various Business Income subtraction modifications are available to qualified banks based on its qualified loan portfolio.  Commencing January 1, 2018, the Company changed its subtraction modification from that of a captive real estate investment trust (REIT) to one based on interest income from qualifying loans.  This change follows the laws enacted by New York State effective January 1, 2015.

In the first quarter of 2021, the Company filed amended New York State tax returns for 2015 through 2017 (the “carryback years”). The returns were amended from their original filings in order to file carryback claims utilizing New York State net operating losses generated under New York State tax law in 2018.  As a result, the Company received $316,000 in tax refunds from New York State for taxes previously paid in the carryback years.  This refund has been applied to the effective tax rate of the Company in 2020 in accordance with GAAP.

As a Maryland business corporation, the Company is required to file an annual report with, and pay franchise taxes to, the State of Maryland.

ITEM 1A: RISK FACTORS

Not required of a smaller reporting company.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The Company has seven offices located in Oswego County, three offices located in Onondaga County and one limited purpose office located in Oneida County.  Management believes that the Bank’s facilities are adequate for the business conducted. The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 2021.  The aggregate net book value of the Bank's premises and equipment was $21.7 million at December 31, 2021. For additional information regarding the Bank's properties, see Notes 8 and 18 to the consolidated financial statements.

Location	Opening Date	Owned/Leased
Main Office	1874	Owned
214 West First Street
Oswego, New York 13126

Plaza Branch	1989	Owned (1)
291 State Route 104 East
Oswego, New York 13126

Mexico Branch	1978	Owned
3361 Main Street
Mexico, New York 13114

Oswego East Branch	1994	Owned
34 East Bridge Street
Oswego, New York 13126

Lacona Branch	2002	Owned
1897 Harwood Drive
Lacona, New York 13083

Fulton Branch	2003	Owned (2)
5 West First Street South
Fulton, New York 13069

Central Square Branch	2005	Owned
3025 East Ave
Central Square, New York 13036

Cicero Branch	2011	Owned
6194 State Route 31
Cicero, New York 13039

Pike Block Branch	2014	Leased (3)
109 West Fayette Street
Syracuse, New York 13202

Clay Branch	2018	Leased (4)
3775 State Route 31
Liverpool, NY 13090

Utica Loan Production Office	2017	Leased (5)
258 Genesee Street
Utica, New York 13502

(1)	The building is owned; the underlying land is leased with an annual rent of $37,000.
(2)	The building is owned; the underlying land is leased with an annual rent of $37,000.
(3)	The premises are leased with an annual rent of $90,000.
(4)	The premises are leased with an annual rent of $74,000.
(5)	The premises are leased with an annual rent of $16,000.

ITEM 3: LEGAL PROCEEDINGS

There are various claims and lawsuits to which the Company is periodically involved that are incidental to the Company's business, most notably foreclosures.  In the opinion of management, such claims and lawsuits in the aggregate are not expected to have a material adverse impact on the Company's consolidated financial condition and results of operations at December 31, 2021.

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable.

PART  II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the NASDAQ Capital Market under the symbol “PBHC.”

There were 322 shareholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms) as of March 22, 2022.

The Company did not repurchase any shares of its common stock during the fourth quarter of 2021.

Equity Compensation Plan Information

The following table provides information as of December 31, 2021 with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	264,270	$10.98	4,382

Equity compensation plans not approved by stockholders	N/A	N/A	N/A

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

ITEM 6: RESERVED

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

On October 16, 2014, Pathfinder Bancorp, MHC converted from the mutual to stock form of organization (the “Conversion”).  In connection with the Conversion, the Company sold 2,636,053 shares of common stock to depositors at $10.00 per share.  Shareholders of Pathfinder Bancorp, Inc., a federal corporation (“Pathfinder-Federal”), the Company’s predecessor, received 1.6472 shares of the Company’s common stock for each share of Pathfinder-Federal common stock they owned immediately prior to completion of the transaction.   Following the completion of the Conversion, Pathfinder-Federal was succeeded by the Company and Pathfinder Bancorp, MHC ceased to exist.  The Company had 5,983,467 and 4,531,383 shares outstanding at December 31, 2021 and December 31, 2020, respectively.

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

On May 8, 2019, the Company filed Articles Supplementary with the Maryland Department of Assessments and Taxation to issue 1,155,283 shares of Series B Preferred Stock to Castle Creek. Each share of the Series B Preferred Stock was convertible on a one-for-one basis into either (i) Common Stock under certain circumstances or (ii) non-voting common stock, par value $0.01 per share (which will also be convertible into Common Stock), subject to approval of the creation of such class of non-voting common stock by the Company’s stockholders.

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

Pursuant to Nasdaq rules, Castle Creek could not convert the Series B Preferred Stock or, in the future, the non-voting common stock into Common Stock, or exercise the Warrant if doing so would cause Castle Creek, when combined with the purchases of certain directors and executive officers of the Company as well as other accredited investors in the Private Placement, to own more than 19.99% of the Common Stock outstanding immediately prior to the execution of the Securities Purchase Agreement (the “Exchange Cap”). The Company was required to request stockholder approval to eliminate the Exchange Cap no later than at the 2021 annual meeting of Company shareholders. In addition, at the same meeting, the Company was required to seek shareholder approval to create a class of non-voting convertible common stock. Castle Creek will need the approval or non-objection of the Board of Governors of the Federal Reserve System and the New York State Department of Financial Services if it seeks to increase its ownership of shares of Common Stock in excess of 9.9% of the outstanding shares of Common Stock.

Holders of the Series B Preferred Stock were entitled to receive dividends if declared by the Company’s board of directors, in the same per share amount as paid on the Common Stock. No dividends would be payable on the Common Stock unless a dividend identical to that paid on the Common Stock was payable at the same time on the Series B Preferred Stock.  The Series B Preferred Stock would rank, as to payments of dividends and distribution of assets upon dissolution, liquidation or winding up of the Company, pari passu with the Common Stock pro rata. Holders of Series B Preferred Stock had no voting rights except as was required by law. The Series B Preferred Stock was not redeemable by either the Company or by the holder.

As discussed above, pursuant to the Securities Purchase Agreement, on May 8, 2019, the Company issued a Warrant to Castle Creek to purchase 125,000 shares of non-voting common stock at an exercise price equal to $14.25 per share. At the same time, the Company entered into a Warrant Agreement with Castle Creek, to, among other things, authorize and establish the terms of the Warrant. The Warrant is exercisable at any time after May 8, 2019, and from time to time, in whole or in part, until May 8, 2026. However, the exercise of such Warrant remains subject to certain contractual provisions, and regulatory approval if Castle Creek’s ownership of Common Stock would exceed 9.9%.  At December 31, 2021, Castle Creek owned approximately 8.9% of the Company’s common voting stock.  The Warrant will receive dividends equal to the amount paid on the Company’s common stock.  The dividend payment shall be calculated on (1) the unexercised portion of the 125,000 notional shares encompassed within the terms of the Warrant, less (2) any exercised portion of the 125,000 shares, times (3) the amount of the quarterly dividend paid to common shareholders.  Dividend payments, if declared on the Company’s common stock, will be made on the Warrant until its expiration date.

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

Pursuant to the terms of the Securities Purchase Agreement, Castle Creek is entitled to have one representative appointed to the Company’s board of directors for so long as Castle Creek, together with its respective affiliates, owns, in the aggregate, 4.9% or more of all of the outstanding shares of the Company’s Common Voting Stock.  If Castle Creek, together with its respective affiliates, owns, in the aggregate, 4.9% or more of all of the outstanding shares of the Company’s Common Voting Stock and does not have a board representative appointed to the Company’s board of directors, the Company will invite a person designated by Castle Creek to attend meetings of the Company’s Board of Directors as an observer.  At December 31, 2021, Castle Creek elected to have an observer present at substantially all meetings of the Company’s board of directors.

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

As a result of the Exchange Agreement, on November 13, 2020, the Company issued to Castle Creek 225,000 shares of its Series B Preferred Stock in exchange for an equivalent number of shares of Company Common Stock held by Castle Creek in a transaction exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended. Castle Creek is the only stockholder of the

Series B Preferred Stock. The Company received no cash proceeds as a result of the exchange. In addition, the Company did not pay any commission or remuneration for the solicitation of the exchange

On November 13, 2020, the Company filed an amendment to the Articles Supplementary to the Articles of Incorporation of the Company designating the Series B Preferred Stock with the Maryland Department of Assessments and Taxation to increase the classified number of shares of the Series B Preferred Stock from 1,155,283 to 1,506,000 to allow for the additional issuance of Series B Preferred Stock to Castle Creek. There were no other changes made to the preferences, limitations, powers and relative rights of the Series B Preferred Stock.

On June 4, 2021, shareholders of the Company approved an amendment to the Company’s Articles of Incorporation to authorize Non-Voting Common Stock, and to eliminate the Exchange Cap.  On June 9, 2021, the Company filed Articles Supplementary to the Articles of Incorporation of the Company (the “Articles Supplementary”) with the Maryland State Department of Assessments and Taxation creating a Class A Non-Voting Common Stock, par value $0.01 per share (“Non-Voting Common Stock”). The Articles Supplementary authorized 1,505,283 shares of the Non-Voting Common Stock which Castle Creek received in exchange for the Company’s outstanding Series B Preferred Stock on a one for one basis and allowed for the issuance of 125,000 shares of Non-Voting Common Stock that may be issued upon the exercise of the Warrant.

The preferences, limitations, powers and relative rights of the Non-Voting Common Stock are set forth in the Articles Supplementary, a summary of which follows:

Ranking: The Non-Voting Common Stock will rank, as to the payment of dividends and distribution of assets upon dissolution, liquidation or winding up of the Company, (i) pari passu with the Company’s Common Stock, and (ii) subordinate and junior to all other securities of the Company which, by their respective terms, are senior to the Non-Voting Common Stock or the Company’s Common Stock.

Dividend Rights: Holders of the Non-Voting Common Stock will be entitled to receive dividends when, as and if declared by the Company’s Board of Directors, in the same per share amount as paid on Company’s Common Stock. No dividends will be payable on the Company’s Common Stock unless a dividend identical to that paid on the Company’s Common Stock is payable at the same time on the Non-Voting Common Stock in an amount per share equal to the product of (i) the per share dividend declared and paid in respect of each share of the Company’s Common Stock and (ii) the number of shares of the Company’s Common Stock into which such share of Non-Voting Common Stock is then convertible (without regard to limitations on conversion of such Non-Voting Common Stock); provided that if any stock dividend is declared on the Company’s Common Stock, the holders of Non-Voting Common Stock will be entitled to receive such dividend payable in shares of Non-Voting Common Stock.

Voting: The holders of shares of Non-Voting Common Stock have no voting rights, except as may be required by Maryland law and as set forth in the Articles Supplementary.  So long as any shares of Non-Voting Common Stock are issued and outstanding, the Company will not (including by means of merger, consolidation or otherwise) without obtaining the approval of the holders of a majority of the issued and outstanding shares of Non-Voting Common Stock:

•	alter or change the rights, preferences, privileges or restrictions provided for the benefit of the holders of the Non-Voting Common Stock so as to affect them adversely;

•	increase or decrease the authorized number of shares of Non-Voting Common Stock; or
•

enter into any agreement, merger or business combination, or engage in any other transaction, or take any action that would have the effect of adversely changing any preference or any relative or other right provided for the benefit of the holders of the Non-Voting Common Stock.

Redemption and Repurchase: The Non-Voting Common Stock is not redeemable by the Company or the holder.  However, in the event that the Company offers to repurchase shares of the Company’s Common Stock, the Company must offer to repurchase shares of the Non-Voting Common Stock pro rata based upon the number of shares of the Company’s Common Stock such holders would be entitled to receive if such shares were converted into shares of the Company’s Common Stock immediately prior to such repurchase.

Conversion: Each share of Non-Voting Common Stock will be convertible into one share of the Company’s Common Stock (i) at any time and from time to time at the request of the holder thereof or at the written request of the Company; provided that upon such conversion, the holder, together with all affiliates of the holder, will not own or control in the aggregate more than 9.9% of the Company’s Common Stock (or of any class of the Company’s voting securities), excluding for the purpose of this calculation any reduction in the ownership resulting from transfers by such holder of voting securities (which, for the avoidance of doubt, does not included the Non-Voting Common Stock); or (ii) automatically, without any further action of the part of the holder, on the date that the holder transfers such share of Non-Voting Common Stock to a non-affiliate of the holder in a permissible transfer.

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

•

Providing quality customer service. Our strategy emphasizes providing quality customer service and meeting the financial needs of our customer base by offering a full complement of loan, deposit, financial services and online banking solutions.  Our competitive advantage is our ability to make decisions, such as approving loans, more quickly - and with greater flexibility in many cases - than our market competitors.  Customers enjoy, and will continue to enjoy, access to senior executives and local decision makers at the Bank and the flexibility that such access brings to their businesses.

•

Optimizing our deposit mix.  We seek to enhance the overall characteristics of our deposit base by emphasizing both consumer and business nonmaturity deposit gathering.  We also seek to reduce our overall reliance on borrowed funds and brokered deposits as a source of funding for future asset growth.  During the second half of 2019, we began a significant refocusing of the Company’s resources, most notably through personnel training, modifications to incentive programs, and the high prioritization of operationalizing and/or enhancing customer-facing technologies that are focused on transactional deposits. The goal of these efforts was, and remains, to better position the Company to compete in our marketplace for these types of deposits in future periods. During 2021, the Bank recorded an increase in combined business and consumer nonmaturity deposits of $81.3 million, or 18.6%. This increase was due to several factors, including the Bank’s continued focus on the gathering of these deposits, the net effects of PPP activity, some of which is considered to be transitory, and changing depositor behavior related to the COVID-19 pandemic. We expect to make nonmaturity deposit gathering a point of significant organizational focus for the foreseeable future.

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

Consistent with this strategy, in November 2018, the Bank acquired a property on West Onondaga Street in Syracuse, which was intended to be renovated and converted into another full-service banking location.  This property was sold to an experienced real estate developer in the fourth quarter of 2020.  The intent of the sale was to access the purchaser’s greater ability to utilize certain available tax credits that are more beneficial to the purchaser than they would be to the Company, if the Company accessed those credits directly.  Management believes that the benefits of the more-fully-utilized tax credits have been passed through to the Company under the terms of a negotiated lease agreement with the property’s purchaser acting as the lessor.  We have substantially completed the planned renovation work on the acquired facility and expect to open our new Southwest Syracuse branch office by the second quarter of 2022.  We consider the Syracuse Southwest Corridor neighborhood, where this property is located, to be an under-banked area within our target marketplace and believe that this branch will qualify for various economic incentives under New York State’s Banking Development District (“BDD”) program. The BDD program is designed to encourage the establishment of bank branches in areas where there is a demonstrated need for additional banking services.  The program was developed in recognition of the fact that banks play a critically important role in promoting individual wealth, community development, and revitalization. This property investment demonstrates Pathfinder Bank’s firm commitment to servicing diverse economic areas within its geographic market.

•

Diversifying our products and services with a goal of increasing non-interest income over time. We have sought to reduce our dependence on net interest income by increasing fee-based income across a broad spectrum of loan and deposit products.  It is expected that we will also benefit from increased ancillary income for service activities related to those products.  The Company completed a comprehensive study in late 2019 to better understand and monitor the competitive environment for these types of noninterest income opportunities and to improve its product design and customer relationship optimization strategies.  A significant number of product design changes were implemented in 2021 and have yielded the expected financial benefits and are expected to continue to do so in future periods.  In recent years, we have also sought to increase the breadth of services that we provide to our customers. We offer property and casualty and life insurance through our subsidiary, Pathfinder Risk Management Company, Inc., and its insurance agency subsidiary, the FitzGibbons Agency, LLC. Additionally, Pathfinder Bank’s investment services operations provide brokerage services to our customers for purchasing stocks, bonds, mutual funds, annuities, and long-term care insurance products.  We intend to gradually increase our emphasis on the growth of these businesses.  We believe that there will be resultant opportunities to cross-sell these products to our deposit and loan customers which will thereby increase our non-interest income over time.

•

Investing in our banking platform and technologies.  We have committed significant resources to establish a banking platform to accommodate future growth by upgrading our information systems and customer service technologies, maintaining a robust risk management and compliance staff, improving credit administration functionality, and upgrading our physical infrastructure. We believe that these investments will enable us to achieve operational efficiencies with minimal additional investments, while providing increased convenience for our customers.

•

Controlling the rate of growth in operating expenses.  The Company has sought to reduce the rate of growth in its operating expenses relative to its rate of revenue growth and to thereby increase the Company’s overall profitability.  Substantial new budgetary and expense control mechanisms were implemented during 2019 that management believes have contributed to a reduction in overall operating expenses in 2021 and 2020, and that will continue to reduce the rate of growth in operating expenses in 2022 and beyond. In 2021, the Company’s efficiency ratio was 63.1%, a 5.6% decline from the 68.7% efficiency ratio in 2020, which is consistent with the implementation of these budgetary and expense control mechanisms.

•

Managing capital. The Company received $24.9 million in net proceeds from the sale of approximately 2.6 million shares of common stock as a result of the Conversion in October 2014. In October 2015, the Company executed the issuance of the $10.0 million non-amortizing Subordinated Loan and subsequently used those proceeds in February 2016 to substantially fund the full retirement of $13.0 million in SBLF Preferred stock.  The Company received $19.6 million in net proceeds from the sale of 306,977 shares of common stock and 1,155,283 shares of preferred stock as a result of the Private Placement in May 2019. In October 2020, the Company executed the issuance of $25.0 million in non-amortizing subordinated debt.  In April 2021, the Company retired the subordinated debt that it had issued in October 2015, thereby reducing its outstanding balance of Subordinated Loans from $39.4 million at December 31, 2020 to $29.6 million at December 31, 2021.  Since 2014, we have therefore successfully leveraged the $44.5 million in net new equity capital and the $35.0 million in the two Subordinated Loans by growing our consolidated assets by $724.2 million, or 129.1%, to $1.23 billion at December 31, 2021. It is our intent to balance our future growth with capital adequacy considerations in a manner that will continue to allow us to effectively serve all of our key stakeholders and maintain our “well capitalized” capital position.

COVID-19 Response

In early January 2020, the World Health Organization (the “WHO”) issued an alert that a novel coronavirus outbreak was emanating from Wuhan, Hubei Province in China. Over the course of the next several weeks, the outbreak continued to spread to various regions of the world, prompting the World Health Organization to declare COVID-19 a global pandemic on March 11, 2020.   In the United States, by the end of March 2020, the rapid spread of the COVID-19 virus invoked various Federal and New York State authorities to make emergency declarations and issue executive orders to limit the spread of the disease.  Measures included restrictions on international and domestic travel, limitations on public gatherings, implementation of social distancing and sanitization protocols, school closings, orders to shelter in place and mandates to close all non-essential businesses to the public.  To widely varying degrees, largely dependent upon the level of regional and national outbreaks and the resultant levels of capacity constraints on available medical resources, these very substantial mandated curtailments of social and economic activity were relaxed globally in the third and fourth quarters of 2020.  However, within various time periods during 2021 that extended into early 2022, the number of reported positive cases in the United States spiked to very high levels due to the emergence of new variants of the virus.   At the date of this filing, the majority of the United States, including the areas in which the Company has its operations, has returned to substantively normal business and social activities.

As a result of the initial and continuing outbreak, and governmental responses thereto, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.  The Company has many employees working remotely and has significantly reduced physical customer contact with employees and other customers.  Initially, branch activities were limited to drive-thru transactions whenever possible, teleconferencing and in-branch “appointments only” services.  The Bank’s branches were made fully accessible to the public in the early fall of 2020, but remained in strict compliance with all applicable social distancing and sanitization guidelines.  Since the start of the pandemic, transactional volume has also increased through the Bank’s telephone, mobile and internet banking channels.  We will take further actions, focused on safety, as may be required by government authorities or that we determine to be in the best interests of our employees, customers and business partners.

Concerns about the spread of the disease and its anticipated negative impact on economic activity, severely disrupted both domestic and international financial markets prompting the world’s central banks to inject significant amounts of monetary stimulus into their respective economies. In the United States, the Federal Reserve System’s Federal Open Market Committee, swiftly cut the target Federal Funds rate to a range of 0% to 0.25%, where it remained as of December 31, 2021.  In addition, the Federal Reserve initiated various market support programs to ease the stress on financial markets.  This significant reduction in short-term interest rates has reduced, and will continue to reduce, the Bank’s cost of funds and interest earning-asset yields.  The long-term effects of the current interest rate environment, resulting from government and central bank responses to the pandemic, on the Bank’s net interest margin cannot be predicted with certainty at this time.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed into law on March 27, 2020, provided financial assistance in various forms to both businesses and consumers, including the establishment and funding of the Paycheck Protection Program (“PPP”).  In addition, the CARES Act also created many directives affecting the operations of financial services providers, such as the Company, including a forbearance program for federally-backed mortgage loans and protections for borrowers from negative credit reporting due to loan accommodations related to the national emergency. The banking regulatory agencies also issued guidance encouraging financial institutions to work prudently with borrowers who were, or were potentially, unable to meet their contractual payment obligations because of the effects of COVID-19. The Company worked throughout the pandemic to assist its business and consumer customers affected by COVID-19.

The Bank participated in all phases of the PPP funded by the U.S. Treasury Department and administered by the U.S. SBA pursuant to the CARES Act and subsequent legislation.  PPP loans have an interest rate of 1.0% and a two-year or five-year loan term to maturity. The SBA guarantees 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and the loan proceeds are used for qualifying expenses. Through the end of the program in the early spring of 2021, the Bank received approval from the SBA for 1,120 loans totaling approximately $109.8 million through this program. The Bank is now also assisting borrowers with the loan forgiveness phase of the process. As of this filing, the Company has submitted 864 loans totaling approximately $90.5 million to the SBA for forgiveness. The Bank received $4.0 million in fees from the SBA associated with PPP lending activities during 2020 and 2021 and recognized $2.2 million and $900,000 of those fees in 2021 and 2020, respectively. Accordingly, $3.1 million in deferred fee income on a cumulative basis was subtracted from the carrying value of the PPP loans held in portfolio and the remaining $912,000 in deferred collected fees will be recognized in future periods.

Through December 31, 2020, the Bank granted payment deferral requests for an initial period of 90 days on 618 loans representing approximately $137.4 million of existing loan balances.  Upon the receipt of borrower requests, additional 90 day deferral periods were generally granted.  Consistent with industry regulatory guidance, borrowers that were granted COVID-19 related deferrals, but were otherwise current on loan payments will continue to have their loans reported as current loans during the agreed upon deferral period(s), accrue interest and not be accounted for as troubled debt restructurings. Of these granted deferrals, 303 loans, totaling $24.0 million, were residential mortgage or consumer loans.  At December 31, 2020, 265 residential and consumer loans, totaling $21.3 million, have been returned to non-deferral status.  Of these granted deferrals, 315 loans, totaling $113.3 million, were commercial real estate or other commercial and industrial loans. At December 31, 2020, 291 commercial real estate or other commercial and industrial loans, totaling $98.9 million, have been returned to non-deferral status. Therefore, at December 31, 2020, 38 residential mortgage and consumer loans, totaling $2.7 million and 24 commercial real estate and other commercial and industrial loans, totaling $14.4 million remained in deferral status.  These loans still in deferral status therefore totaled $17.1 million and represented 2.1% of all loans outstanding at December 31, 2020. After consultations with certain of these commercial loan borrowers, 11 loans, representing $8.3 million, have been granted an additional 90 day deferral period beyond 180 days as of December 31, 2020.  These loans are included in the $17.1 million in loans still in deferred status at December 31, 2020. On an extremely limited basis, additional deferral periods were granted subject to further analysis and discussion with specific borrowers.  To the extent that such modifications met the criteria previously described these loans were not classified as troubled debt restructurings nor classified as nonperforming at December 31, 2020.  Loans not granted additional deferral periods were categorized as nonaccrual loans if the borrowers failed to make the first scheduled payment following the end of the deferral period, or became seriously delinquent thereafter. During the course of 2021, all deferred loans were either returned to accrual status or appropriately characterized as nonaccrual as dictated by their repayment activities.  Therefore, the Company had no loans in deferral status at December 31, 2021.

Selected Financial Data

The following selected consolidated financial data sets forth certain financial highlights of the Company and should be read in conjunction with the consolidated financial statements and related notes

	For the years ended December 31,
(In thousands, except per share amounts)	2021	2020	2019	2018	2017
Year End
Total assets	$1,285,177	$1,227,443	$1,093,807	$933,115	$881,257
Investment securities available-for-sale	190,598	128,261	111,134	177,664	171,138
Investment securities held-to-maturity	160,923	171,224	122,988	53,908	66,196
Loans receivable, net	819,524	812,718	772,782	612,964	573,705
Deposits	1,055,346	995,907	881,893	727,060	723,603
Borrowings and subordinated loans	106,661	121,450	108,253	133,628	88,947
Shareholders' equity	110,633	97,722	90,669	64,459	62,144

For the Year
Total interest income	$45,827	$42,507	$41,758	$34,810	$29,413
Total interest expense	7,532	10,864	13,528	9,044	6,290
Net interest income	38,295	31,643	28,230	25,766	23,123
Provision for loan losses	1,022	4,707	1,966	1,497	1,769
Net interest income after provision for loan losses	37,273	26,936	26,264	24,269	21,354
Total noninterest income	6,231	6,485	4,917	3,835	4,085
Total noninterest expense	27,495	25,080	25,730	23,549	21,094
Income before income taxes	16,009	8,341	5,451	4,555	4,345
Income tax expense	3,499	1,295	1,165	546	922
Net income (loss) attributable to noncontrolling interest	103	96	10	(22)	(68)
Net income attributable to Pathfinder Bancorp, Inc.	$12,407	$6,950	$4,276	$4,031	$3,491
Convertible preferred stock dividends	97	291	208	-	-
Warrant dividends	35	30	23	-	-
Undistributed earnings allocated to participating securities	2,699	1,224	467	-	-
Net income available to common shareholders	$9,576	$5,405	$3,578	$4,031	$3,491

Per Share
Income per share - basic	$2.07	$1.17	$0.80	$0.97	$0.86
Income per share - diluted	2.07	1.17	0.80	0.94	0.83
Book value per common share	18.43	17.56	15.94	14.72	14.44
Tangible book value per common share (a)	17.66	16.53	14.95	13.65	13.34
Cash dividends declared	0.280	0.240	0.240	0.240	0.215

Performance Ratios
Return on average assets	0.98%	0.60%	0.43%	0.45%	0.42%
Return on average equity	11.91	7.43	5.34	6.33	5.69
Average equity to average assets	8.26	8.02	7.97	7.09	7.47
Shareholders' Equity to total assets at end of year	8.58	7.94	8.27	6.88	7.01
Net interest rate spread	3.06	2.68	2.73	2.85	2.83
Net interest margin	3.21	2.88	2.98	3.02	2.97
Average interest-earning assets to average interest-bearing liabilities	124.61	120.49	116.84	116.52	116.05
Noninterest expense to average assets	2.18	2.15	2.56	2.62	2.57
Efficiency ratio (a) (b)	63.07	68.71	78.75	79.04	79.06
Dividend payout ratio	16.17	20.39	30.21	24.93	25.21
Return on average common equity	11.91	8.92	6.02	6.33	5.69

		For the years ended December 31,
	2021	2020	2019	2018	2017
Asset Quality Ratios
Nonperforming loans to period end loans	1.00%	2.58%	0.67%	0.35%	0.84%
Nonperforming assets to total assets	0.65	1.74	0.49	0.36	0.61
Allowance for loan losses to period end loans	1.57	1.55	1.11	1.18	1.23
Allowance for loan losses to nonperforming loans	155.99	59.89	165.25	340.13	145.61

Regulatory Capital Ratios (Bank Only)
Total capital (to risk-weighted assets)	15.19%	13.13%	12.28%	13.69%	13.97%
Tier 1 capital (to risk-weighted assets)	13.94	11.87	11.16	12.49	12.72
Tier 1 capital (to adjusted assets)	9.52	8.63	8.20	8.31	8.16
Tier 1 Common Equity (to risk-weighted assets)	13.94	11.87	11.16	12.49	12.72

Number of:
Banking offices	11	11	11	11	10
Fulltime equivalent employees	161	176	157	160	140

(a)	See table below for reconciliation of the non-GAAP financial measures.
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

	For the years ended December 31,
(In thousands, except per share amounts)	2021	2020	2019	2018	2017
Per Share
Book value per common share
Total Pathfinder Bancorp, Inc. shareholders' equity (book value) (GAAP)	$110,287	$97,456	$90,434	$64,221	$61,811
Preferred stock	-	17,901	15,370	-	-
Total shares outstanding	5,983	4,531	4,709	4,362	4,280
Book value per common share	$18.43	$17.56	$15.94	$14.72	$14.44

Total common equity
Total equity (GAAP)	$110,287	$79,555	$75,064	$64,221	$61,811
Goodwill	4,536	4,536	4,536	4,536	4,536
Intangible assets	117	133	149	165	182
Tangible common equity	$105,634	$74,886	$70,379	$59,520	$57,093

Tangible book value per common share
Tangible common equity	$105,634	$74,886	$70,379	$59,520	$57,093
Total shares outstanding	5,983	4,531	4,709	4,362	4,280
Tangible book value per common share	$17.66	$16.53	$14.95	$13.65	$13.34

Performance Ratios
Efficiency ratio
Operating expenses (numerator)	$27,495	$25,080	$25,730	$23,549	$21,094
Net interest income	38,295	31,643	28,230	25,766	23,123
Noninterest income	6,231	6,485	4,917	3,835	4,085
Less: Gain/(Loss) on the sale/redemption of investment securities/loans/foreclosed real estate	551	2,255	393	(132)	526
Less : Loss on marketable equity securities	382	(629)	81	(62)	-
Denominator	$43,593	$36,502	$32,673	$29,795	$26,682
Efficiency ratio	63.07%	68.71%	78.75%	79.04%	79.06%

Dividend payout ratio
Dividends declared (numerator)	$1,548	$1,102	$1,081	$1,005	$880
Net income available to common shareholders (denominator)	9,576	5,405	3,578	4,031	3,491
Dividend payout ratio	16.17%	20.39%	30.21%	24.93%	25.21%

Return on average common equity
Net income attributable to Pathfinder Bancorp Inc. (GAAP) (numerator)	$12,407	$6,950	$4,276	$4,031	$3,491
Average equity	104,131	93,586	80,136	63,667	61,383
Average preferred stock	-	15,709	9,074	-	-
Denominator	$104,131	$77,877	$71,062	$63,667	$61,383
Return on average common equity	11.91%	8.92%	6.02%	6.33%	5.69%

	For the years ended December 31,
(In thousands, except per share amounts)	2021	2020	2019	2018	2017
Regulatory Capital Ratios (Bank Only)
Total capital (to risk-weighted assets)
Total equity (GAAP)	$121,896	$106,720	$88,138	$74,530	$71,535
Goodwill	(4,536)	(4,536)	(4,536)	(4,536)	(4,536)
Intangible assets	(117)	(133)	(149)	(165)	(146)
Addback: Accumulated other comprehensive income	1,268	2,236	2,971	6,042	4,261
Total Tier 1 Capital	$118,511	$104,287	$86,424	$75,871	$71,114
Allowance for loan and lease losses	10,655	11,002	8,669	7,306	6,991
Unrealized Gain on available-for-sale securities	-	-	-	-	-
Total Tier 2 Capital	$10,655	$11,002	$8,669	$7,306	$6,991
Total Tier 1 plus Tier 2 Capital (numerator)	$129,166	$115,289	$95,093	$83,177	$78,105
Risk-weighted assets (denominator)	850,157	878,380	774,177	607,414	559,161
Total core capital to risk-weighted assets	15.19%	13.13%	12.28%	13.69%	13.97%

Tier 1 capital (to risk-weighted assets)
Total Tier 1 capital (numerator)	$118,511	$104,287	$86,424	$75,871	$71,114
Risk-weighted assets (denominator)	850,157	878,380	774,177	607,414	559,161
Total capital to risk-weighted assets	13.94%	11.87%	11.16%	12.49%	12.72%

Tier 1 capital (to adjusted assets)
Total Tier 1 capital (numerator)	$118,511	$104,287	$86,424	$75,871	$71,114
Total average assets	1,249,752	1,212,512	1,059,060	917,740	876,263
Goodwill	(4,536)	(4,536)	(4,536)	(4,536)	(4,536)
Intangible assets	(117)	(133)	(149)	(165)	(146)
Adjusted assets (denominator)	$1,245,099	$1,207,843	$1,054,375	$913,039	$871,581
Total capital to adjusted assets	9.52%	8.63%	8.20%	8.31%	8.16%

Tier 1 Common Equity (to risk-weighted assets)
Total Tier 1 capital (numerator)	$118,511	$104,287	$86,424	$75,871	$71,114
Risk-weighted assets (denominator)	850,157	878,380	774,177	607,414	559,161
Total Tier 1 Common Equity to risk-weighted assets	13.94%	11.87%	11.16%	12.49%	12.72%

Paycheck Protection Program (“PPP”)

The Bank participated in all rounds of the PPP funded by the U.S. Treasury Department and administered by the SBA pursuant to the CARES Act and subsequent legislation.  PPP loans have an interest rate of 1.0% and a two-year or five-year loan term to maturity. The SBA guarantees 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and the loan proceeds are used for qualifying expenses.  The PPP ended in May 2021.  Information related to the Company’s PPP loans are included in the following tables:

Unaudited	For the years ended
(In thousands, except number of loans)	December 31, 2021		December 31, 2020
Number of PPP loans originated in the period	478		699
Funded balance of PPP loans originated in the period	$36,369		$75,352
Number of PPP loans forgiven in the period	796		136
Average balance of PPP loans in the period	$75,538		$91,328
Balance of PPP loans forgiven in the period	$77,054		$15,279
Deferred PPP fee income recognized in the period	$2,150	..	$938

(In thousands, except number of loans)	December 31, 2021		December 31, 2020
Unearned PPP deferred fee income at end of period	$716	..	$1,216

(In thousands, except number of loans)	Number		Balance
Total PPP loans originated since inception	1,177		$111,721
Total PPP loans forgiven since inception	932		$92,333
Total PPP loans remaining at December 31, 2021	256	..	$19,338

CRITICAL ACCOUNTING ESTIMATES

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

Allowance for Loan Losses. The allowance for loan losses represents management's estimate of probable loan losses inherent in the loan portfolio.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment on the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and environmental factors, all of which may be susceptible to significant change.  The Company establishes a specific allowance for all commercial loans in excess of the total related credit threshold of $100,000 and single borrower residential mortgage loans in excess of the total related credit threshold of $300,000 identified as being impaired which are on nonaccrual and have been risk rated under the Company’s risk rating system as substandard, doubtful, or loss. The Company also establishes a specific allowance, regardless of the size of the loan, for all loans subject to a troubled debt restructuring agreement.  In addition, an accruing substandard loan could be identified as being impaired.  The measurement of impaired loans is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral, less costs to sell.  At December 31, 2021, the Bank’s position in impaired loans consisted of 56 loans totaling $11.3 million.  Of these loans, 18 loans, totaling $2.3 million, were valued using the present value of future cash flows method; and 38 loans, totaling $9.0 million, were valued based on a collateral analysis.  For all other loans, the Company uses the general allocation methodology that establishes an allowance to estimate the probable incurred loss for each risk-rating category.  Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in this report.

Deferred Income Tax Assets and Liabilities.  Deferred income tax assets and liabilities are determined using the liability method.  Under this method, the net deferred tax asset or liability is recognized for the future tax consequences.  This is attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating and capital loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  If current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established.  The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.

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

Evaluation of Goodwill.  Management performs an annual evaluation of the Company’s goodwill for possible impairment.  Based on the results of the 2021 evaluation, management has determined that the carrying value of goodwill is not impaired as of December 31, 2021.  The evaluation approach is described in Note 10 of the consolidated financial statements contained herein.

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

RECENT EVENTS

On December 20, 2021, the Company announced that its Board of Directors had declared a cash dividend of $0.07 per share on the Company’s voting common and non-voting common stock, and a cash dividend of $0.07 per notional share for the issued Warrant relating to the fiscal quarter ending December 31, 2021.  The dividend was payable on February 4, 2022 to shareholders of record on January 14, 2022.

EXECUTIVE SUMMARY AND RESULTS OF OPERATIONS

The Company reported net income of $12.4 million for 2021, an increase of $5.5 million, or 78.5%, as compared to net income of $7.0 million for 2020.  Net income increased during 2021, as compared to the previous year, due to an increase in net interest income before the provision for loan losses of $6.7 million, combined with a $3.4 million decrease in provision for loan losses.  These increases were offset by a decrease in noninterest income of $254,000, an increase in noninterest expenses for the year ended December 31, 2021 of $2.4 million and an increase in income tax expense of $2.2 million. Basic and diluted earnings per share in 2021 were both $2.07 per share, as compared to $1.17 per share in 2020.  Return on average assets increased 38 basis points to 0.98% in 2021 from 0.60% in 2020.  Return on average equity increased 448 basis points to 11.91% in 2021 as compared to 7.43% in 2020.  The increase in return on average assets in 2021, as compared to the previous year, was primarily due to the increase in net income outpacing average asset growth.  Average assets increased in 2021 by $94.2 million, or 8.1%, as the Company grew its total average assets from $1.23 billion for the year ended December 31, 2020 to $1.29 billion for the year ended December 31, 2021.  The increase in return on average equity in 2021, as compared to the previous year, was primarily due to the increase in net income outpacing the growth in equity.

Net interest income, before provision for loan losses, increased $6.7 million, or 21.0%, to $38.3 million in 2021 on average interest earning assets of $1.19 billion as compared to net interest income before provision for loan losses of $31.6 million in 2020 on average interest earning assets of $1.10 billion.  Interest and dividend income increased $3.3 million in 2021 to $45.8 million, as compared to interest and dividend income of $42.5 million in 2020.  The aggregate increase in the average balance of interest-earning assets of $92.6 million was partially offset by a decrease of two basis points in the overall average yield earned on those assets.  The $3.3 million increase in interest and dividend income was further enhanced by a decrease in interest expense of $3.3 million due to a decrease in the average rate paid on interest-bearing liabilities of 40 basis points in 2021 as compared to 2020, partially offset by an increase in the average balance of interest-bearing liabilities of $44.1 million.

The Company recorded a provision for loan losses of $1.0 million in 2021 as compared to $4.7 million in the prior year.  The $3.7 million year-over-year decrease in provision for loan losses was primarily due to continuing improvements in nonaccrual loans and general economic conditions. Additionally, the provision for loan losses in 2021 reflected a decrease in nonperforming loans of $13.0 million at December 31, 2021, as compared to December 31, 2020.  These factors were partially offset within the provision calculation during 2021 by an increase in outstanding loan balances, excluding PPP loans, of $6.8 million, or 1.0%, in 2021 as compared to 2020. The Company recorded $1.0 million in net charge-offs in 2021 as compared to $599,000 in net charge-offs in 2020.  The ratio of net charge-offs to average loans therefore increased to 0.12% in 2021 from 0.08% in 2020.

Noninterest income was $6.2 million in 2021, a decrease of $254,000, or 3.9%, from $6.5 million in 2020. This decrease was primarily the result of an $867,000 decrease in net gains on the sales of loans and foreclosed real estate, and a $1.0 million decrease in net gains on sales and redemptions of investment securities.  The decreased gain on the sales of loans and foreclosed real estate was primarily the result of the sale of $35.9 million in seasoned, conforming residential mortgage loans that was completed in January 2020 and resulted in the recognition of a gain of $659,000, which did not recur in 2021. The decrease in the net gains on sales of loans in 2021 was also the result of decreased originations of 1-4 family residential mortgages sold into the secondary market.  The increase in the number of residential originations in 2020 was primarily due to significant declines in mortgage loan interest rates in 2020 as compared to the current year.  The investment securities sales were part of the Company’s portfolio optimization and liquidity management strategies and were sold in order to improve the expected future total returns within the investment portfolio, particularly in light of potentially increased prepayment activity, related to the sharp decline in general interest rates, and/or potential credit downgrade concerns following the onset of the COVID-19 pandemic. Additionally, an increase of $1.0 million was realized on marketable equitable securities when compared to 2020.  Also contributing to the decrease in noninterest income was a decrease in loan servicing fees of $115,000.  All other categories of noninterest income increased in aggregate when compared to 2020.  The net increase in these categories of noninterest income was in part due to the Company’s increased strategic focus on improving recurring noninterest income. Overall increases in noninterest income occurred in 2021, as compared to the previous year, as a result of a return to more normalized customer activity levels in 2021, especially in comparison to the second and third quarters of 2020.  In addition, the Bank decreased the levels of customer fee waivers and forbearances during 2021 that were more routinely granted in 2020 as part of the Bank’s response to the local economic effects of the COVID-19 pandemic.

Since 2016, the Company held a passive equity investment, acquired for $534,000, in an otherwise unaffiliated financial institution.  The issuer of that originally-purchased common stock was acquired in June 2020 by another financial institution (the acquiring bank).  Upon the closing of the transaction, the acquisition resulted in the Company receiving total cash and stock compensation of $911,000 for its equity investment, based on the closing stock price of the acquiring institution on June 30, 2020.  As a result, during the second quarter of 2020, the Company recorded a net gain on sales and redemptions of investment securities of $115,000 and a gain on equity securities of $438,000.  The Company retained its shares of the acquiring bank, valued at $677,000 and $682,000 at December 31, 2021 and December 31, 2020, respectively, and has the ability to hold the investment indefinitely.

In addition, the Company held a fixed-income, non-exchange traded investment, previously categorized as available-for-sale, which was managed since its acquisition in 2017 by an external party. The investment was previously reported at its stated net asset value, which was $2.1 million at March 31, 2020.  The investment was substantially restructured and subsequently listed on June 17, 2020 as a publicly-traded common stock on the New York Stock Exchange.  Due to what management believed were technical factors related to the listing itself, and the almost universal pricing pressure on publicly-traded assets of this type in the then-current uncertain economic environment, the closing stock price at June 30, 2020 was significantly below the historical amortized cost of the investment on that date.  Therefore, the restructuring and listing events caused the Company to recognize an unrealized loss in the second quarter of 2020 in the amount of $1.2 million, which was measured by the difference between the newly-issued stock’s closing price at June 30, 2020 and its net asset value at March 31, 2020.  The investment’s fair market value subsequently appreciated significantly in the second half of 2020 and during the period of time the Bank held the investment in 2021. In August 2021, the investment, including all interest and dividends received from its issuer since its initial purchase date had substantially reached a breakeven position on a cash flow basis and was sold in its entirety. In 2021, dividend income related to this investment and the net improvement in the fair market value of this investment, recognized through earnings, were $78,000 and $387,000, respectively.  After June 30, 2020, through December 31, 2020, dividend income related to this investment and the net change in the fair market value of this investment, recognized through earnings, were $78,000 and $250,000, respectively.

Noninterest expense increased $2.4 million, or 9.6%, to $27.5 million in 2021 from $25.1 million in 2020. The year-over-year increase in noninterest expense was driven by increases in most categories except foreclosed real estate.  The Company experienced material declines in substantially all forms of noninterest expenses following the inception of the COVID-19 pandemic which began in March 2020.  Accordingly, the Company progressively returned to less restricted operations and noninterest expenses have returned to the levels considered by its management to be prudent for the effective long-term management of the Company. The increase in noninterest expense was primarily driven by an increase of $916,000 in salaries and employee benefits expenses, a $417,000 increase in professional and other services, a $257,000 increase in advertising, a $218,000 increase in audits and exams expense, a $159,000 increase in data processing expense, a $143,000 increase in FDIC assessments, a $108,000 increase in building and occupancy expense, and a $82,000 and $66,000 increase in insurance agency expense and other expenses, respectively.  The increase in net salaries expense was partially the result of increased PPP loan originations in 2020 and the deferral of employee-related expenses in 2020 related to those originations.  The increases in professional and other services fees, and audits and exams expense were primarily related to the Bank’s increased internal controls testing under FDICIA requirements for institutions with assets greater than $1 billion and additional expenses for the Company as a result of the COVID-19 pandemic.  Building and occupancy costs increased as a result of an increase in maintenance costs and depreciation expense of $79,000 and $48,000, respectively. These increases are consistent with the Company’s recent refurbishments of certain branch and administrative locations and the relative timing of certain maintenance activities.  Data processing costs increased due to increases in internet banking costs and processing costs.  These increases are consistent with the Company’s customer and operational growth.  The FDIC assessment increased as a result of an increase in the average balance of deposits, including an increase in the average balance of brokered time deposits.   Insurance agency expense increased as a result of a general increases in personnel costs and other administrative costs related to the Agency.

Total assets were $1.29 billion at December 31, 2021 as compared to $1.23 billion at December 31, 2020.  The increase in total assets of $57.7 million, or 4.7%, was the result of the increase in investment securities of $50.7 million, a $7.0 million increase in loans and a $5.6 million increase in bank owned life insurance.  All other assets, excluding cash and cash equivalents, increased by a net $1.0 million.  Cash and cash equivalents decreased by $6.3 million. The increase in total assets in 2021 was funded largely by a $59.4 million increase in deposits, specifically a $71.6 million increase in customer deposits, offset by a $12.2 million decrease in brokered deposits.

Net loan charge-offs to average loans were 0.12% for 2021, as compared to 0.08% for 2020. Nonperforming loans to total loans were 1.00% at December 31, 2021, down 158 basis points compared to 2.58% at December 31, 2020. The allowance for loan losses to non-performing loans at December 31, 2021 was 155.99%, compared with 59.89% at December 31, 2020. Total nonperforming loans decreased $13.0 million, or 61%, between December 31, 2020 and December 31, 2021, driven by decreases of $11.6 million and $1.7 million in nonperforming commercial and commercial real estate loans and residential real estate loans respectively, partially offset by an increase of $357,000 in consumer loans. The decrease in nonperforming commercial and commercial real estate loans in 2021 was primarily due to the return of two commercial loan relationships, comprised of two individual loans, with aggregate outstanding loan balances of $12.0 million, to accrual status during the year.  These loans were initially placed in nonaccrual status in 2020.  These relationships, which included loans secured by third-party pledges and/or business assets, as well as loans collateralized by commercial real estate were making all required payments, as agreed, at December 31, 2021.

Pursuant to the CARES Act and subsequent legislation, financial institutions had the option to temporarily suspend certain requirements under U.S. generally accepted accounting principles related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. This provision allowed a financial institution the option to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) January 1, 2022 or (ii) 60 days after the end of the COVID-19 national emergency. The relief could only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Bank elected to adopt these provisions of the CARES Act in 2020.  Management monitored these entities closely and has incorporated our current estimate of the ultimate collectability of these loans into the reported allowance for loan losses at December 31, 2021. Overall the ratio of the allowance for loan losses to year end loans remained stable at 1.57% and 1.55% for December 31, 2021 and December 31, 2020, respectively.

Total past due loans measured as a percent of total loans, increased from 1.85% at December 31, 2020 to 2.14% at December 31, 2021, primarily due to an increase of $2.8 million in past due commercial loans and a $317,000 increase in past due consumer loans, partially offset by a $650,000 decrease in past due residential loans.  The level of nonperforming loans decreased in aggregate by $13.0 million led by a decrease of $11.6 million in nonperforming commercial loans, a $1.7 million decrease in nonperforming residential loans, and partially offset by a $357,000 increase in nonperforming consumer loans.  Commensurate with the decrease in nonperforming loans to year end loans, the ratio of nonperforming assets to total assets decreased to 0.99% at December 31, 2021 from 2.58% at December 31, 2020.

The Company’s shareholders’ equity increased $12.8 million, or 13.2%, to $110.3 million at December 31, 2021 from $97.5 million at December 31, 2020.  This increase was primarily due to a $10.7 million increase in retained earnings, a $968,000 increase in comprehensive income, a $1.0 million increase in additional paid in capital and a $180,000 increase in ESOP shares earned.

Comprehensive income increased primarily as the result of a reduction in the losses on derivatives and hedging activities and unrealized gains on retirement plans, partially offset by the unrealized losses on available for sale securities during 2021.  The increase in retained earnings resulted from $12.5 million in net income recorded in 2021.  Partially offsetting this increase in retained earnings were $1.3 million for cash dividends declared on our voting common stock, $290,000 for cash dividends on our non-voting common stock, $97,000 for cash dividends declared on our former preferred stock, and $35,000 for cash dividends declared on our issued warrant.

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

Net interest income, before provision for loan losses, increased $6.7 million, or 21.0%, to $38.3 million in 2021 as compared to $31.6 million in the previous year. Our net interest margin for the year ended December 31, 2021 increased to 3.21% from 2.88% for the comparable prior year.  The increase in net interest income was primarily due to a $3.3 million, or 7.8%, increase in interest and dividend income in 2021 to $45.8 million primarily as a result of the $92.6 million, or 8.4%, increase in the average balance of interest earning assets (due primarily to loan growth), partially offset by a two basis point decrease in the average yield earned on those assets.  This increase in net interest income was additionally enhanced by a decrease in interest expense of $3.3 million, or 30.7%, during 2021, as compared to the previous year.  The decrease in interest expense was primarily due to a decrease in the average rate paid on interest-bearing liabilities of 40 basis points in 2021 as compared to 2020, partially offset by an increase in the balance of average interest-bearing liabilities of $44.1 million.

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

	For the years ended December 31,
	2021			2020
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$833,308	$37,026	4.44%	$797,099	$35,421	4.44%
Taxable investment securities	313,392	8,576	2.74%	256,590	6,848	2.67%
Tax-exempt investment securities	16,191	216	1.33%	8,992	159	1.77%
Fed funds sold and
interest-earning deposits	28,765	9	0.03%	36,366	79	0.22%
Total interest-earning assets	1,191,656	45,827	3.85%	1,099,047	42,507	3.87%
Noninterest-earning assets:
Other assets	82,130			79,024
Allowance for loan losses	(13,992)			(10,584)
Net unrealized gains (losses) on available-for-sale securities	1,482			(447)
Total assets	$1,261,276			$1,167,040
Interest-bearing liabilities:
NOW accounts	$93,950	$286	0.30%	$79,338	$159	0.20%
Money management accounts	15,916	17	0.11%	15,482	18	0.12%
MMDA accounts	245,329	990	0.40%	211,191	1,381	0.65%
Savings and club accounts	122,275	159	0.13%	96,381	97	0.10%
Time deposits	366,724	3,262	0.89%	407,910	6,457	1.58%
Subordinated loans	32,736	1,790	5.47%	20,421	1,101	5.39%
Borrowings	79,362	1,028	1.30%	81,434	1,651	2.03%
Total interest-bearing liabilities	956,292	7,532	0.79%	912,157	10,864	1.19%
Noninterest-bearing liabilities:
Demand deposits	189,434			148,739
Other liabilities	11,419			12,558
Total liabilities	1,157,145			1,073,454
Shareholders' equity	104,131			93,586
Total liabilities & shareholders' equity	$1,261,276			$1,167,040
Net interest income		$38,295			$31,643
Net interest rate spread			3.06%			2.68%
Net interest margin			3.21%			2.88%
Ratio of average interest-earning assets
to average interest-bearing liabilities			124.61%			120.49%

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

	Years Ended December 31,
	2021 vs 2020			2020 vs. 2019
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Loans	$1,609	$(4)	$1,605	$4,878	$(3,492)	$1,386
Taxable investment securities	1,550	178	1,728	731	(1,124)	(393)
Tax-exempt investment securities	103	(46)	57	27	(46)	(19)
Fed funds sold and interest-earning deposits	(14)	(56)	(70)	175	(400)	(225)
Total interest and dividend income	3,248	72	3,320	5,811	(5,062)	749
Interest Expense:						-
NOW accounts	33	94	127	24	15	39
Money management accounts	0	(1)	(1)	2	(5)	(3)
MMDA accounts	198	(589)	(391)	187	(578)	(391)
Savings and club accounts	30	32	62	14	(15)	(1)
Time deposits	(598)	(2,597)	(3,195)	942	(3,187)	(2,245)
Subordinated loans	673	16	689	289	(51)	238
Borrowings	(41)	(582)	(623)	88	(389)	(301)
Total interest expense	295	(3,627)	(3,332)	1,546	(4,210)	(2,664)
Net change in net interest income	$2,953	$3,699	$6,652	$4,265	$(852)	$3,413

Interest Income

Changes in interest income result from changes in the average balances of loans, securities, and interest-earning deposits and the related average yields on those balances.

Interest and dividend income increased $3.3 million, or 7.8%, to $45.8 million in 2021 as compared to $42.5 million in 2020 due principally to the $92.6 million, or 8.4%, increase in average interest-earning assets.  The average balance of loans increased $36.2 million, or 4.5%, in 2021, as compared to the previous year.  This increase reflected the Company’s continued success in its expansion within the greater Syracuse market and the Company’s continued participation in the PPP loan program during 2021.  The average yield earned on loans in 2021 remained consistent with 2020 levels at 4.44%.  The $36.2 million increase in the average balance of loans in 2021 therefore resulted in a $1.6 million increase in loan income recorded in 2021 as compared to 2020. The average balance of PPP loans outstanding in 2021 was $75.5 million with an average yield of 3.33%.  Excluding PPP loans, the average balance of loans was $748.5 million with an average yield of 4.52%. The average balance of taxable investment securities increased $56.8 million, or 22.1%, when compared to the prior year.  This increase in investment securities was partially the result of increases in government and agency securities which are pledged as collateral for municipal deposits.  The increase in the average balance of taxable investment securities resulted in $1.6 million of income recorded in 2021, as compared to 2020.  The average yields earned on taxable investment securities increased seven basis points to 2.74% in 2021 as compared to 2.67% in 2020, accounting for an increase in interest income of $178,000 in 2021.

Interest Expense

Changes in interest expense result from changes in the average balances of deposits and borrowings and the related average interest costs on those balances.

Interest expense decreased $3.3 million, or 30.7%, to $7.5 million in 2021, as compared to $10.9 million in the previous year.  The decrease in interest expense was primarily the result of a decrease in interest paid on time deposits of $3.2 million.  Decreases between 2021 and 2020 were recorded in average rates paid on time deposits of 69 basis points. The decrease in the average rates paid on those deposits reflected the general decline in market interest rates during 2021.  Partially offsetting the reduction in interest expense on deposits was an increase of $33.9 million, or 4.2%, in the average balance of interest-bearing deposits in 2021 as compared to the previous year.  Further contributing to the decrease in interest expense was a $623,000 decrease in borrowings expense, which also was attributable to a general decline in market interest rates during 2021.  These decreases in borrowed funds expense were partially offset by a $689,000 increase in subordinated debt expense, which was the result of the Company’s completion of a private placement of the fixed-to-floating rate 2020 subordinated loan during the fourth quarter of 2020. The Company redeemed approximately $10.0 million of previously issued loans that were outstanding on December 31, 2020, during the second quarter of 2021.

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

The Company recorded a provision for loan losses of $1.0 million in 2021 as compared to $4.7 million in the prior year.  The $3.7 million year-over-year decrease in provision for loan losses was primarily due to continuing reductions during 2021 in the level of nonaccrual loans held by the Bank, as well as observed improvements in both local and national economic conditions corresponding with the general diminution of the effects of the pandemic in 2021. The provision for loan losses in 2021 reflected a decrease in nonperforming loans of $13.0 million at December 31, 2021 as compared to December 31, 2020.  The Company recorded $1.0 million in net charge-offs in 2021 as compared to $599,000 in net charge-offs in 2020.  The ratio of net charge-offs to average loans therefore increased to 0.12% in 2021 from 0.08% in 2020.

Nonperforming loans to total loans were 1.00% at December 31, 2021, down 158 basis points compared to 2.58% at December 31, 2020. The allowance for loan losses to non-performing loans at December 31, 2021 was 155.99%, compared with 59.89% at December 31, 2020. Total nonperforming loans decreased $13.0 million, or 61%, between December 31, 2020 and December 31, 2021, driven by decreases of $11.6 million and $1.7 million in nonperforming commercial and commercial real estate loans and residential real estate loans respectively, partially offset by an increase of $357,000 in consumer loans. The decrease in nonperforming commercial and commercial real estate loans in 2021 was primarily due to the return of two commercial loan relationships, comprised of two individual loans, with aggregate outstanding loan balances of $12.0 million, to accrual status during the year.  These loans were initially placed in nonaccrual status in 2020.  These relationships, which included loans secured by third-party pledges and/or business assets, as well as loans collateralized by commercial real estate were making all required payments, as agreed, at December 31, 2021.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions and net gains or losses on sales of securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the years indicated.

	Years Ended December 31,
(Dollars in thousands)	2021	2020	Change
Service charges on deposit accounts	$1,464	$1,395	$69	4.9%
Earnings and gain on bank owned life insurance	559	460	99	21.5%
Loan servicing fees	246	361	(115)	-31.9%
Debit card interchange fees	923	771	152	19.7%
Insurance agency revenue	1,048	955	93	9.7%
Other charges, commissions and fees	1,058	917	141	15.4%
Noninterest income before gains	5,298	4,859	439	9.0%
Net gains on sales and redemptions of investment securities	37	1,076	(1,039)	-96.6%
Net gains on sales of loans and foreclosed real estate	313	1,179	(866)	-73.5%
Net gains on sale of premises and equipment	201	-	201	>100. %
Gains (losses) on marketable equity securities	382	(629)	1,011	-160.7%
Total noninterest income	$6,231	$6,485	$(254)	-3.9%

Noninterest income for the year ended December 31, 2021 decreased $254,000, or 3.9%, to $6.2 million from $6.5 million for the year ended December 31, 2020. Noninterest income before gains (losses) on the sales and redemptions of investment securities, gains (losses) on marketable equity securities, gains on the sale of loans and foreclosed real estate and gains on sale of premises and equipment, increased $439,000, or 9.0%, to $5.3 million in 2021 as compared to $4.9 million in 2020. This $439,000 increase in 2021 as compared with the previous year, was primarily due to increases in debit card interchange fees, other charges, commissions and fees and earnings and gain on bank owned life insurance of $152,000, $141,000, and $99,000, respectively, partially offset by a decrease in loan servicing fees of $115,000.  The increase in debit card interchange was due to an increase in the number of consumer checking accounts and generally increased consumer spending activity following the lessening or outright elimination of the most severe restrictions related to the pandemic in 2021.  The $141,000 increase in other charges, commissions and fees in 2021, as compared to the previous year, was primarily due to an increase of investment services revenue of $97,000. The $99,000 increase in the gain on bank owned life insurance was primarily due to an increase in the average balance of bank owned life insurance held from $17.8 million held in 2020 to $22.0 million held in 2021. The $115,000 year over year decease in loan servicing fees was primarily due to reduced loan prepayment fee collections in 2021, as compared to the previous year. Fee collections of this type are generally related to commercial mortgage and commercial real estate loan activity and will vary from year to year based on a number of factors including the level of fee waivers and other concessions offered to customers as a part of refinancing negotiations.

In comparing the year ended December 31, 2021 to the previous year, net gains on the sales of loans and foreclosed real estate decreased $866,000 and net gains on the sales and redemptions of investment securities decreased $1.0 million. The decrease in gains on the sales of loans and foreclosed real estate was primarily the result of the January 2020 sale of $35.9 million in seasoned, conforming residential mortgage loans that resulted in the recognition of a gain of $659,000. There were no similar sales of seasoned portfolio loans in 2021. Additionally, the decrease in the net gains on sale of loans in 2021 was also the result of fewer sales of newly-originated 1-4 family residential mortgages into the secondary market than in the previous year due to a modest decrease in loan application volume and certain changes made to the Bank’s product mix.  The changes in product mix were primarily related to a higher percentage of construction-to permanent financing loans that were retained in portfolio during 2021 than in the previous year.

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

In addition, the Company held a fixed-income, non-exchange traded investment, previously categorized as available-for-sale, which was managed since its acquisition in 2017 by an external party. The investment was previously reported at its stated net asset value, which was $2.1 million at March 31, 2020.  The investment, was substantially restructured and subsequently listed on June 17, 2020 as a publicly-traded common stock on the New York Stock Exchange.  Due to what management believed were technical factors related to the listing itself, and the almost universal pricing pressure on publicly-traded assets of his type in the then-current uncertain economic environment, the closing stock price at June 30, 2020 was significantly below the historical amortized cost of the investment on that date.  Therefore, the restructuring and listing events caused the Company to recognize an unrealized loss in the second quarter of 2020 of $1.2 million, which was measured by the difference between the newly-issued stock’s closing price at June 30, 2020 and its net asset value at March 31, 2020.  The investment’s fair market value subsequently appreciated significantly in the second half of 2020 and during the period of time the Bank held the investment in 2021. In August 2021, the investment, including all interest and dividends received from its issuer since its initial purchase date had substantially reached a breakeven position on a cash flow basis and was sold in its entirety. In 2021, dividend income related to this investment and the net change in the fair market value of this investment, recognized through earnings, were $78,000 and $387,000, respectively.  After June 30, 2020, through December 31, 2020, dividend income related to this investment and the net change in the fair market value of this investment, recognized through earnings, were $78,000 and $250,000, respectively.  The decrease in net gains on sales and redemptions of investment securities was primarily due to investment securities sales in 2020 which were part of the Company’s portfolio optimization and liquidity management strategies and were sold in order to improve the expected future total returns within the investment portfolio, particularly in light of potentially increased prepayment activity, related to the sharp decline in general interest rates, and/or potential credit downgrade concerns following the onset of the COVID-19 pandemic.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the years indicated.

	Years Ended December 31,
(Dollars in thousands)	2021	2020	Change
Salaries and employee benefits	$14,384	$13,468	$916	6.8%
Building occupancy	3,121	3,013	108	3.6%
Data processing	2,555	2,396	59	6.6%
Professional and other services	1,627	1,210	417	34.5%
Advertising	1,198	941	257	27.3%
FDIC assessments	874	699	175	25.0%
Audits and exams	725	507	218	43.0%
Insurance agency expense	825	743	82	11.0%
Community service activities	220	199	21	10.6%
Foreclosed real estate expenses	46	50	(4)	-8.0%
Other expenses	1,920	1,854	66	3.6%
Total noninterest expenses	$27,495	$25,080	$2,415	9.6%

Noninterest expense increased $2.4 million, or 9.6%, to $27.5 million in 2021 from $25.1 million in 2020.  The year-over-year increase in noninterest expense was principally driven by increases in most categories of noninterest expense.  The Company experienced material declines in substantially all forms of noninterest expenses following the inception of the COVID-19 pandemic which began in March 2020.  Accordingly, the Company progressively returned to less restricted operations and noninterest expenses have returned to the levels considered by its management to be prudent for the effective long-term management of the Company.

The increase in noninterest expense was primarily driven by an increase of $916,000 in personnel expenses, a $417,000 increase in professional and other services, a $257,000 increase in advertising, a $218,000 increase in audits and exams expense, a $159,000 increase in data processing expense, a $143,000 increase in FDIC assessments, a $108,000 increase in building and occupancy expense, and a $82,000 and $66,000 increase in insurance agency expense and other expenses, respectively.  The increase in net salaries expense was partially the result of increased PPP loan originations in 2020 and the deferral of employee-related expenses in 2020 related to those originations.  The increases in professional and other services fees, and audits and exams expense were primarily related to the Bank’s increased internal controls testing under FDICIA requirements for institutions with assets greater than $1 billion and additional expenses for the Company as a result of the COVID-19 pandemic.  Building and occupancy costs increased as a result of an increase in maintenance costs and depreciation expense of $79,000 and $48,000, respectively. These increases are consistent with the Company’s recent refurbishments of certain branch and administrative locations and the relative timing of certain maintenance activities.  Data processing costs increased due to increases in internet banking costs and processing costs.  These increases are consistent with the Company’s customer and operational growth.  The FDIC assessment increased as a result of an increase in the average balance of deposits, including an increase in the average balance of brokered time deposits.   Insurance agency expense increased as a result of a general increases in personnel costs and other administrative costs related to the Agency.

Income Tax Expense

The Company reported income tax expense of $3.5 million in 2021 and $1.3 million in 2020, an increase of $2.2 million when compared to the previous year.  This increase was the result of the increase in pretax net income of $7.7 million, combined with an increase in the effective tax rate in 2021, as described below.

The Company’s effective tax rate was 22.4% in 2021, as compared to 15.9% in 2020. The Company’s effective tax rate in 2021 was increased from the federal statutory income tax rate of 21.0% primarily due to the effects of New York State taxation, net of federal tax benefit, partially offset by the effects of tax exempt income received in the form of interest on tax exempt loans and investment securities, and the increase in the value of its bank owned life insurance.

The Company’s effective tax rate was 15.9% in 2020. The Company’s effective tax rate was reduced from the federal statutory income tax rate of 21.0% by 3.8% in 2020 as a result of anticipated New York State tax refunds described below and 2.0% by the combined effects of tax exempt income received in the form of interest on tax exempt loans and investment securities, and the increase in the value of its bank owned life insurance.

During 2021, the Company disposed of an equity security investment that resulted in a capital loss.  Under current IRS law, capital losses are allowed to be carried back for a period of three years and carried forward five years.  The allowable portion that can be carried back will result in an approximate tax benefit of $56,000.  The Company believes that forecasted future capital gains make it likely that such capital losses will not be utilized in future periods, therefore, a valuation allowance has been provided on these capital losses.

In the first quarter of 2021, the Company filed amended New York State tax returns for 2015 through 2017 (the “carryback years”). The returns were amended from their original filings in order to file carryback claims utilizing New York State net operating losses generated under New York State tax law in 2018.  As a result, the Company received $316,000 in tax refunds from New York State for taxes previously paid in the carryback years.  This refund has been applied to the effective tax rate of the Company in 2020 in accordance with GAAP.  The recognition of this tax refund in 2020 reduced the Company’s effective tax rate by 3.8% in 2020.

As a Maryland business corporation, the Company is required to file an annual report with, and pay franchise taxes to, the State of Maryland.

See Note 17 to the consolidated financial statements for the reconciliation of the statutory tax rate to the effective tax rate.

Earnings Per Share

Basic and diluted earnings per share for the year ended December 31, 2021 were both $2.07, as compared to basic and diluted earnings per share of $1.17 for the year ended December 31, 2020.  The increase in earnings per share between these two periods was due to the increase in net income available to common shareholders between these two time periods.  Further information on earnings per share can be found in Note 3 of this Form 10-K.

CHANGES IN FINANCIAL CONDITION

Total assets were $1.29 billion at December 31, 2021 as compared to $1.23 billion at December 31, 2020.  The increase in total assets of $57.7 million, or 4.7%, was the result of the increase in investment securities of $50.7 million, a $6.8 million increase in loans, principally commercial loans, and a $5.6 million increase in bank owned life insurance. All other assets, excluding cash and cash equivalents, increased by a net $1.0 million.  Cash and cash equivalents decreased by $6.3 million.  The increase in total assets in 2021 was funded largely by a $59.4 million increase in deposits to $1.1 billion at December 31, 2021 and a $71.6 million increase in customer deposits, offset by a $12.2 million decrease in brokered deposits.

Investment Securities

The investment portfolio represented 27.2% of the Company’s average interest earning assets in 2021 and is designed to generate a favorable rate of return in consideration of all risk factors associated with debt securities while assisting the Company in meeting its liquidity needs and interest rate risk strategies.  All of the Company’s investments, with the exception of marketable equity securities, are classified as either available-for-sale or held-to-maturity.  The Company does not hold any trading securities.  The Company invests primarily in securities issued by United States Government agencies and sponsored enterprises (“GSE”), mortgage-backed securities, collateralized mortgage obligations, state and municipal obligations, mutual funds, equity securities, investment grade corporate debt instruments, and common stock issued by the FHLBNY.  By investing in these types of assets, the Company reduces the credit risk of its asset base through geographical and collateral-type diversification but must accept lower yields than would typically be available on loan products.  Our mortgage-backed securities and collateralized mortgage obligations portfolios include privately-issued but substantially over-collateralized pass-through securities as well as pass-through securities guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae.

At December 31, 2021, available-for-sale investment securities increased 48.6% to $190.6 million and held-to-maturity investment securities decreased 6.0% to $160.9 million as compared to December 31, 2020. There were no securities that exceeded 10% of consolidated shareholders’ equity.

Our available-for-sale investment securities are carried at fair value and our held-to-maturity investment securities are carried at amortized cost.

The following table sets forth the carrying value of the Company's investment portfolio at December 31:

	Available-for-Sale			Held-to-Maturity
(In thousands)	2021	2020	2019	2021	2020	2019
Investment Securities:
US treasury, agencies and GSEs	$32,273	$6,416	$16,820	$-	$1,000	$1,998
State and political subdivisions	39,199	23,753	1,736	14,790	16,482	8,534
Corporate	14,127	12,668	12,554	46,290	36,441	25,779
Asset backed securities	13,613	8,607	13,232	14,636	18,414	23,099
Residential mortgage-backed - US agency	22,164	25,211	18,980	9,740	11,807	13,715
Collateralized mortgage obligations - US agency	12,285	26,464	30,785	11,362	24,482	19,607
Collateralized mortgage obligations - Private label	56,731	24,936	16,821	64,105	62,598	30,256
Common stock - financial services industry	206	206	206	-	-	-
Total investment securities	$190,598	$128,261	$111,134	$160,923	$171,224	$122,988

The following table sets forth the scheduled maturities, amortized cost, fair values and average yields for the Company's investment securities at December 31, 2021. Average yield is calculated on the amortized cost to maturity.  Adjustable rate mortgage-backed securities are included in the period in which interest rates are next scheduled to be reset.

AVAILABLE FOR SALE

			More Than One		More Than Five
	One Year or Less		to Five Years		to Ten Years
		Annualized		Annualized		Annualized
	Amortized	Weighted	Amortized	Weighted	Amortized	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Avg Yield	Cost	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$-	-	$-	-	$32,669	1.32%
State and political subdivisions	-	-	-	-	-	-
Corporate	5,886	0.95%	4,546	3.12%	2,215	4.21%
Asset backed securities	-	-	278	4.75%	-	-
Total	$5,886	0.95%	$4,824	3.21%	$34,884	1.50%
Mortgage-backed securities:
Residential mortgage-backed - US agency	$17	1.99%	$3,723	1.28%	$-	-
Collateralized mortgage obligations - US agency	2,658	1.12%	-	-	2,324	1.99%
Collateralized mortgage obligations - Private label	1,447	3.11%	13,885	2.61%	7,481	1.77%
Total	$4,122	3.11%	$17,608	2.33%	$9,805	0.47%
Other non-maturity investments:
Equity securities	$206	0.53%	$-	-	$-	-
Total	$206	0.53%	$-	-	$-	-
Total investment securities	$10,214	1.81%	$22,432	2.52%	$44,689	1.28%

	More Than Ten Years		Total Investment Securities
		Annualized			Annualized
	Amortized	Weighted	Amortized	Fair	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Value	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$-	-	$32,669	$32,273	1.32%
State and political subdivisions	37,861	2.06%	37,861	39,199	2.06%
Corporate	957	5.05%	13,604	14,127	3.33%
Asset backed securities	13,414	1.53%	13,692	13,613	3.14%
Total	$52,232	1.89%	$97,826	$99,212	2.15%
Mortgage-backed securities:
Residential mortgage-backed - US agency	$18,741	1.32%	$22,481	$22,164	1.53%
Collateralized mortgage obligations - US agency	7,676	1.97%	12,658	12,285	1.69%
Collateralized mortgage obligations - Private label	34,035	2.38%	56,848	56,731	2.47%
Total	$60,452	2.00%	$91,987	$91,180	2.14%
Other non-maturity investments:
Equity securities	$-	-	$206	$206	0.53%
Total	$-	-	$206	$206	0.53%
Total investment securities	$112,684	1.95%	$190,019	$190,598	2.14%

HELD-TO-MATURITY

			More Than One		More Than Five
	One Year or Less		to Five Years		to Ten Years
		Annualized		Annualized		Annualized
	Amortized	Weighted	Amortized	Weighted	Amortized	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Avg Yield	Cost	Avg Yield
Debt investment securities:
State and political subdivisions	-	-	1,797	3.08%	4,893	2.50%
Corporate	2,817	3.79%	6,937	3.34%	34,798	4.59%
Asset backed securities	-	-	234	4.03%	4,145	2.70%
Total	$2,817	0.00%	$8,968	3.31%	$43,836	4.18%
Mortgage-backed securities:
Residential mortgage-backed - US agency	$-	-	$2,881	3.78%	$-	-
Collateralized mortgage obligations - US agency	1,486	3.18%	2,491	3.40%	3,214	2.40%
Collateralized mortgage obligations - Private label	17,066	4.07%	18,060	3.58%	1,984	3.65%
Total	$18,552	0.25%	$23,432	3.59%	$5,198	2.88%
Total investment securities	$21,369	0.22%	$32,400	3.51%	$49,034	4.04%

	More Than Ten Years		Total Investment Securities
		Annualized			Annualized
	Amortized	Weighted	Amortized	Fair	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Value	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$-	-	$-	$-	-
State and political subdivisions	8,101	2.34%	14,791	15,066	2.64%
Corporate	1,738	3.74%	46,290	47,440	3.87%
Asset backed securities	10,257	2.32%	14,636	14,515	3.02%
Total	$20,096	2.45%	$75,717	$77,021	3.47%
Mortgage-backed securities:
Residential mortgage-backed - US agency	$6,859	2.38%	$9,740	$9,999	3.08%
Collateralized mortgage obligations - US agency	4,171	2.57%	11,362	11,720	2.89%
Collateralized mortgage obligations - Private label	26,994	2.32%	64,104	64,065	3.41%
Total	$38,024	2.36%	$85,206	$85,784	3.30%
Total investment securities	$58,120	2.39%	$160,923	$162,805	3.38%

The yield information disclosed above does not give effect to changes in fair value that are reflected in accumulated other comprehensive loss in consolidated shareholders’ equity.

Loans Receivable

Average loans receivable represented 69.9% of the Company’s average interest earning assets in 2021 and account for the greatest portion of total interest income.  At December 31, 2021, the Company has the largest portion of its loan portfolio in commercial loan products that represented 53.3% of total loans. These products include credits extended to businesses and political subdivisions within its marketplace that are typically secured by commercial real estate, equipment, inventories, and accounts receivable.  The residential mortgage loans product segment represents 29.7% of total loans at December 31, 2021.  The consumer loan products represents 17.0% of total loans at December 31, 2021.  The Company has seen the proportion of commercial loan products to total loans increase in recent years and it will continue to emphasize these types of loans.  Notwithstanding this emphasis, the Company also anticipates a continued commitment to financing the purchase or improvement of residential real estate in its market area.

The following table sets forth the composition of our loan portfolio, including net deferred costs, in dollar amount and as a percentage of loans.

	December 31,
(Dollars in thousands)	2021		2020		2019		2018		2017
Residential real estate	$246,344	29.6%	$233,094	28.2%	$212,663	27.2%	$238,894	38.5%	$221,623	38.2%
Residential real estate held-for-sale	513	0.1%	1,526	0.2%	35,936	4.6%	-	0.0%	-	0.0%
Commercial real estate	287,279	34.5%	286,066	34.7%	254,781	32.6%	212,622	34.3%	192,540	33.2%
Commercial and tax exempt	156,167	18.8%	194,963	23.6%	148,776	19.0%	116,914	18.8%	111,786	19.2%
Home equity and junior liens	32,048	3.8%	38,941	4.7%	46,688	6.0%	26,416	4.3%	26,235	4.5%
Consumer loans	110,108	13.2%	70,905	8.6%	82,607	10.6%	25,424	4.1%	28,647	4.9%
Total loans receivable	$832,459	100.0%	$825,495	100.0%	$781,451	100.0%	$620,270	100.0%	$580,831	100.0%

The following table shows the amount of loans outstanding, including net deferred costs, as of December 31, 2021 which, based on remaining scheduled repayments of principal, are due in the periods indicated.  Demand loans having no stated schedule of repayments, no stated maturity, and overdrafts are reported as one year or less.  Adjustable and floating rate loans are included in the period on which interest rates are next scheduled to adjust, rather than the period in which they contractually mature.  Fixed rate loans are included in the period in which the final contractual repayment is due.

(In thousands)	Due Under One Year	Due 1-5 Years	Due > 5 Years to Fifteen Years	Due Over Fifteen Years	Total
Real estate:
Commercial real estate	$93,317	$174,026	$19,671	$265	$287,279
Residential real estate	1,404	3,201	70,665	171,587	246,857
Total real estate loans	94,721	177,227	90,336	171,852	534,136
Commercial and tax exempt	97,599	52,124	6,444	-	156,167
Home Equity and junior liens	15,539	1,832	10,065	4,612	32,048
Consumer	26,752	20,955	7,550	54,851	110,108
Total loans	$234,611	$252,138	$114,395	$231,315	$832,459

The following table sets forth fixed- and adjustable-rate loans at December 31, 2021 that are contractually due after December 31, 2022:

(In thousands)	Due After One Year
Interest rates:
Fixed	$366,780
Variable	231,068
Total loans	$597,848

Total loans receivable, including net deferred costs, increased $7.0 million, or 0.8%, to $832.5 million at December 31, 2021 when compared to $825.5 million at December 31, 2020, due to increases in consumer loans and residential mortgage loans of $32.3 million and $11.9 million, respectively.  These increases were offset by a decrease in commercial loans of $37.2 million. The increase in consumer loans was primarily due to the purchase of two secured consumer installment loan pools of $22.3 million and $24.9 million during 2021.  The increase in residential mortgage loans was primarily the result of increased home sales in 2021. The Company does not originate sub-prime, Alt-A, negative amortizing or other higher risk structured residential mortgages. The Company maintained its previously established credit standards, but continued to benefit from the expanding relationship-derived business activity within the markets that the Bank serves. Commercial loans decreased primarily due to decreases of $41.3 million in PPP loans and $9.5 million in other commercial and industrial, offset by increases in commercial lines of credit of $12.8 million.  The decrease in commercial loans was primarily due to the forgiveness of $41.3 million of PPP loans during the year.

Nonperforming Loans and Assets

The following table represents information concerning the aggregate amount of nonperforming assets:

	December 31,
(Dollars In thousands)	2021	2020	2019	2018	2017
Nonaccrual loans:
Commercial and commercial real estate loans	$6,297	$17,978	$3,002	$830	$2,443
Consumer	1,104	747	631	142	363
Residential mortgage loans	891	2,608	1,613	1,176	2,088
Total nonaccrual loans	8,292	21,333	5,246	2,148	4,894
Total nonperforming loans	8,292	21,333	5,246	2,148	4,894
Foreclosed real estate	-	-	88	1,173	468
Total nonperforming assets	$8,292	$21,333	$5,334	$3,321	$5,362

Accruing troubled debt restructurings	$3,605	$3,554	$2,008	$2,574	$2,539

Nonperforming loans to total loans	1.00%	2.58%	0.67%	0.35%	0.84%
Nonperforming assets to total assets	0.65%	1.74%	0.49%	0.36%	0.61%

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

Pursuant to the CARES Act and subsequent legislation, financial institutions had the option to temporarily suspend certain requirements under U.S. generally accepted accounting principles related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. This provision allowed a financial institution the option to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) January 1, 2022 or (ii) 60 days after the end of the COVID-19 national emergency. The relief could only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Bank elected to adopt these provisions of the CARES Act in 2020.  Management monitored these entities closely and has incorporated our current estimate of the ultimate collectability of these loans into the reported allowance for loan losses at December 31, 2021.  The ratio of the allowance for loan losses to year end loans was 1.57% and 1.55% for December 31, 2021 and December 31, 2020, respectively.

Total nonperforming loans decreased $13.0 million, or 61%, between December 31, 2020 and December 31, 2021, driven by decreases of $11.6 million and $1.7 million in nonperforming commercial and commercial real estate loans and residential real estate loans respectively, partially offset by an increase of $357,000 in consumer loans. The decrease in nonperforming commercial and commercial real estate loans in 2021 was primarily due to the return of two commercial loan relationships, comprised of two individual loans, with aggregate outstanding loan balances of $12.0 million, to accrual status during the year.  These loans were initially placed in nonaccrual status in 2020.  These relationships, which included loans secured by third-party pledges and/or business assets, as well as loans collateralized by commercial real estate were making all required payments, as agreed, at December 31, 2021.

Management is monitoring these entities closely and has incorporated our current estimate of the ultimate collectability of these loans into the reported allowance for loan losses at December 31, 2021.  Management believes that the value of the collateral properties underlying the loans is sufficient to preclude any significant losses related to these loans. Management continues to monitor and react to national and local economic trends as well as general portfolio conditions which may impact the quality of the portfolio, and considers these environmental factors in support of the allowance for loan loss reserve. Management believes that the current level of the allowance for loan losses, at $12.9 million at December 31, 2021, adequately addresses the current level of risk within the loan portfolio, particularly considering the types and levels of collateralization supporting the substantial majority of the portfolio. The Company maintains strict loan underwriting standards and carefully monitors the performance of the loan portfolio.

There were no Foreclosed Real Estate (“FRE”) balances at December 31, 2021 or December 31, 2020.

The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more.  There are no loans that are past due 90 days or more and still accruing interest.  The Company considers a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan.  Had the loans in nonaccrual status performed in accordance with their original terms, additional interest income of $592,000 and $685,000 would have been recorded for the years ended December 31, 2021 and December 31, 2020, respectively.

The measurement of impaired loans is based upon the fair value of the collateral or the present value of future cash flows discounted at the historical effective interest rate for impaired loans when the receipt of contractual principal and interest is probable.  At December 31, 2021 and December 31, 2020, the Company had $11.4 million and $22.8 million in loans, which were deemed to be impaired, having specific reserves of $1.9 million and $2.8 million, respectively. The $11.5 million year-over-year decrease in impaired loans was principally due to decreases of $5.6 million, $4.8 million, $772,000, $642,000 and $81,000 in impaired commercial real estate loans, other commercial and industrial loans, commercial lines of credit, residential loans and other consumer loans, respectively. Home equity and junior liens increased $415,000 when compared to 2020.

The threshold for individually measuring impairment on commercial real estate or commercial loans remains at $100,000 and for residential mortgage loans remains at $300,000 at December 31, 2021. The thresholds described above do not apply to loans that have been classified as troubled debt restructurings, which are individually measured for impairment at the time that the restructuring is affected.

Appraisals are obtained at the time a real estate secured loan is originated.  For commercial real estate held as collateral, the property is inspected every two years.

Management has identified certain loans with potential credit profiles that may result in the borrowers not being able to comply with the current loan repayment terms and which may result in possible future impaired loan reporting.  Potential problem loans decreased $2.3 million to $43.6 million at December 31, 2021, compared to $45.9 million at December 31, 2020.  These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired.  The decrease in potential problem loans was primarily due to a $3.2 million decrease in potential problem residential loans and a $1.6 million decrease in potential problem commercial and industrial loans.  These decreases were partially offset by increase in potential problem commercial real estate loans of $2.5.  The decrease in potential problem commercial and industrial loans and residential loans was a result of the loans that were previously potential problem loans, which were deemed to be impaired during 2020.

Total potential problem loans, including impaired loans, were $43.7 million at December 31, 2021, comprised of special mention, substandard and doubtful loans of $18.3 million, $23.8 million and $1.6 million, respectively.  Total potential problem loans, including impaired loans, were $45.9 million at December 31, 2020, comprised of special mention, substandard and doubtful loans of $20.7 million, $23.7 million and $1.5 million, respectively.  Special mention loans decreased $2.5 million, partially offset by increases in doubtful loans of $123,000 and substandard loans of $59,000 at December 31, 2021 as compared to December 31, 2020.  The decrease in loans classified as substandard was primarily due to a $15.5 million increase in commercial loans in 2020, due to the addition of two relationships outstanding comprised of eight loans with an outstanding balance of $8.9 million. These relationships, include secured loans (secured by third-party pledges, other governmental grants and/or business assets), unsecured loans, and loans collateralized by commercial real estate.

The Company measures delinquency based on the amount of past due loans as a percentage of total loans.  The ratio of delinquent loans to total loans increased to 2.14% at December 31, 2021 as compared to 1.85% at December 31, 2020.  This increase was due to an increase of $2.8 million in past due commercial loans and a $317,000 increase in past due consumer loans, partially offset by a $650,000 decrease in past due residential loans.  At December 31, 2021, there were $17.9 million in loans past due including $5.2 million, $4.6 million and $8.0 million in loans 30-59 days, 60-89 days, and 90 days and over past due, respectively.  At December 31, 2020, there were $15.3 million in loans past due including $3.8 million, $5.4 million and $6.1 million in loans 30-59 days, 60-89 days, and 90 days and over past due, respectively.

The increase of $2.5 million in total loans past due at December 31, 2021, as compared to December 31, 2020, was primarily due to an increase of $1.9 million in loans 90 days and over past due and a $1.5 million increase in 30-59 days past due, partially offset by a $783,000 decrease in loans 60-89 days past due. The increase in loans 30-59 days past due was primarily due to an increase of $1.9 million in commercial loans.  At December 31, 2021, there were 13 loans with an outstanding aggregate balance of $5.2 million that were 30-59 days past due, while at December 31, 2020, there were 13 loans with an outstanding aggregate balance of $1.8 million.  The decrease in loans 60-89 days past due was primarily due to a decrease of $605,000 in commercial loans.  The increase in loans 90 days and over past due was primarily due to an increase of $1.6 million in delinquent commercial loans.

The ratio of the allowance to loan losses to year end loans was 1.57% and 1.55% for December 31, 2021 and December 31, 2020, respectively.

Loans purchased outside of the Bank’s general market area are subject to substantial pre-purchase due diligence.  Homogenous pools of purchased loans are subject to pre-purchase analyses led by a team of the Bank’s senior executives and credit analysts.  In each case, the Bank’s analytical processes consider the types of loans being evaluated, the underwriting criteria employed by the originating entity, the historical performance of such loans, especially in the most recent deeply recessionary period, the offered collateral enhancements and other credit loss mitigation factors offered by the seller and the capabilities and financial stability of the servicing entities involved.  From a credit risk perspective, these loan pools also benefit from broad diversification, including wide geographic dispersion, the readily-verifiable historical performance of similar loans issued by the originators, as well as the overall experience and skill of the underwriters and servicing entities involved as counterparties to the Bank in these transactions.  The performance of all purchased loan pools are monitored regularly from detailed reports and remittance reconciliations provided at least monthly by the servicing entities.

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

The Company establishes a specific allocation for all commercial loans identified as being impaired with a balance in excess of $100,000 that are also on nonaccrual or have been risk rated under the Company’s risk rating system as substandard, doubtful, or loss. The measurement of impaired loans is based upon either the present value of future cash flows discounted at the historical effective interest rate or the fair value of the collateral, less costs to sell for collateral dependent loans.  At December 31, 2021, the Bank’s position in impaired loans consisted of 56 loans totaling $11.4 million.  Of these loans, 18 loans, totaling $2.3 million, were valued using the present value of future cash flows method; and 38 loans, totaling $9.0 million, were valued based on a collateral analysis.  For all other loans, the Company uses the general allocation methodology that establishes an allowance to estimate the probable incurred loss for each risk-rating category. The Company uses the fair value of collateral, less costs to sell to measure impairment on commercial and commercial real estate loans.  Residential real estate loans in excess of $300,000 will also be included in this individual loan review.  Residential real estate loans less than this amount will be included in impaired loans if it is part of the total related credit to a previously identified impaired commercial loan.  The Company also establishes a specific allowance, regardless of the size of the loan, for all loans subject to a troubled debt restructuring agreement.

The allowance for loan losses at December 31, 2021 and 2020 was $12.9 million and $12.8 million respectively, or 1.57% of total year end loans. The Company recorded $1.0 million in net charge-offs in 2021 as compared to $599,000 in net charge-offs in 2020.  The ratio of net charge-offs to average loans increased to 0.12% in 2021 from 0.08% in 2020.

For further discussion of our allowance for loan losses procedures, please see “Business-Allowance for Loan Losses” and Note 6 to the consolidated financial statements contained in this Annual Report on Form 10-K.

The following table sets forth the allocation of allowance for loan losses by loan category for the years indicated.  The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	2021		2020		2019		2018		2017
	Allocation	Percent of	Allocation	Percent of	Allocation	Percent of	Allocation	Percent of	Allocation	Percent of
	of the	Loans to	of the	Loans to	of the	Loans to	of the	Loans to	of the	Loans to
(Dollars in thousands)	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans
Residential real estate	$872	29.6%	$931	28.2%	$580	27.2%	$766	38.5%	$865	38.2%
Commercial real estate	5,308	34.5%	4,776	34.7%	4,010	32.6%	3,578	34.3%	3,589	33.2%
Commercial and tax exempt	3,701	18.8%	4,663	23.6%	2,841	19.0%	2,016	18.8%	1,950	19.2%
Home equity and junior liens	774	3.8%	739	4.7%	553	6.0%	409	4.3%	514	4.5%
Consumer loans	1,297	13.2%	1,123	8.6%	413	10.6%	385	4.1%	208	4.9%
Unallocated (1)	983	0.1%	545	0.18%	272	0	152	-	-	-
Total	$12,935	100.0%	$12,777	100.0%	$8,669	100.0%	$7,306	100.0%	$7,126	100.0%

(1)	Includes loans held-for-sale at December 31, 2021, 2020 and 2019. There were no loans classified as held for sale at December 31, 2018 and 2017.

The following table sets forth the allowance for loan losses for the years indicated:

(Dollars In thousands)	2021	2020	2019	2018	2017
Balance at beginning of year	$12,777	$8,669	$7,306	$7,126	$6,247
Provisions charged to operating expenses	1,022	4,707	1,966	1,497	1,769
Recoveries of loans previously charged-off:
Commercial real estate and loans	70	4	1	66	15
Consumer and home equity	88	95	60	58	46
Residential real estate	-	2	2	21	13
Total recoveries	158	101	63	145	74
Loans charged off:
Commercial real estate and loans	(764)	(222)	(294)	(952)	(587)
Consumer and home equity	(240)	(353)	(361)	(265)	(211)
Residential real estate	(20)	(125)	(11)	(245)	(166)
Total charged-off	(1,024)	(700)	(666)	(1,462)	(964)
Net charge-offs	(866)	(599)	(603)	(1,317)	(890)
Balance at end of year	$12,935	$12,777	$8,669	$7,306	$7,126

The following table sets forth the loan net charge-off ratios for the years indicated:

	2021	2020
Allowance for loan losses to year-end loans	1.57%	1.55%
Allowance for loan losses to nonperforming loans	155.99%	59.89%
Nonaccrual Loans to total loans	1.00%	2.58%
Allowance for loan losses to nonaccrual loans	155.99%	59.89%
Net charge-offs to average loans outstanding
Commercial real estate and loans	0.15%	0.07%
Consumer and home equity	0.13%	0.04%
Residential real estate	0.01%	0.06%
Total charged-off	0.10%	0.08%

Bank Owned Life Insurance

The Company held $23.4 million and $17.9 million in bank owned life insurance at December 31, 2021 and 2020, respectively.  Bank owned life insurance increased $5.5 million, or 31.1%, to $23.4 million at December 31, 2021, as compared to December 31, 2020.  The increase was primarily due to the $5.0 million purchase in additional life insurance and an increase in the cash value of the policies recorded as income in 2021.

Deposits

The Company’s deposit base is drawn from ten full-service offices in its market area.  The deposit base consists of demand deposits, money management and money market deposit accounts, savings, and time deposits. Average deposits increased $74.6 million, or 7.8%, in 2021.   For the year ended December 31, 2021, 64.5% of the Company's average deposit base of $1.0 billion consisted of core deposits.  Core deposits, which exclude time deposits, are considered to be more stable and provide the Company with a lower cost of funds than time deposits.  The Company will continue to emphasize retail and business core deposits by providing depositors with a full range of deposit product offerings and will maintain its recent focus on deposit gathering within the Syracuse market.

At December 31, 2021, business deposits, consumer deposits, and municipal deposits increased $33.9 million, $23.9 million and $13.8 million, respectively, when compared to December 31, 2020.  The increase in business deposits was primarily from activities related to PPP loans.  Noninterest-bearing deposits, which are primarily demand deposits, were $191.9 million at year end, compared with $162.1 million on December 31, 2020. A significant, but indeterminate amount of this increase in noninterest-bearing accounts is comprised of the unused balances in PPP loans that were deposited directly into customer accounts during the first quarter of 2021.  The increase in consumer deposits during the year ended December 31, 2021 reflected the Bank’s increased market penetration among non-business customers, particularly in Onondaga County, and the effects of federal and state stimulus payments to consumers during the pandemic, partially offset by decreased brokered deposit acceptances and the resultant decrease in the average balance of brokered deposits accepted by the Bank in 2021, as compared to 2020.  The increase in municipal deposits in 2021, as compared to the previous year, resulted from transitory factors among a small number of the Bank’s largest municipal depositors.

Total deposits of $1.06 billion at December 31, 2021 consisted in part of $158.0 million in brokered money market and certificates of deposit accounts. Brokered deposits represented 15.0% of all deposits at December 31, 2021.  Total deposits of $995.9 million at December 31, 2020 consisted in part of $170.0 million in brokered money market and certificates of deposit accounts. Brokered deposits represented 17.1% of all deposits at December 31, 2020.

The following table sets forth our deposit composition in dollar amount and as a percentage of total deposits.

	December 31,
(Dollars in thousands)	2021		2020		2019
Savings accounts	$131,176	12.4%	$103,093	10.4%	$81,926	9.3%
Time accounts	253,564	24.0%	305,074	30.6%	328,188	37.2%
Time accounts in excess of $250,000	67,450	6.4%	91,976	9.2%	93,455	10.6%
Money management accounts	16,124	1.5%	15,650	1.6%	14,388	1.6%
MMDA accounts	256,963	24.3%	227,970	22.9%	185,402	21.0%
Demand deposit interest-bearing	130,816	12.4%	83,129	8.3%	64,533	7.3%
Demand deposit noninterest-bearing	191,858	18.2%	162,057	16.3%	107,501	12.2%
Mortgage escrow funds	7,395	0.7%	6,958	0.7%	6,500	0.7%
Total Deposits	$1,055,346	100.0%	$995,907	100.0%	$881,893	100.0%

At December 31, 2021, time deposit accounts in excess of $250,000 totaled $67.5 million, or 21.01% of time deposits and 6.4% of total deposits.  At December 31, 2020, these deposits totaled $92 million, or 23.2% of time deposits and 9.2% of total deposits.

The following table indicates the amount of the Company’s time deposit accounts in excess of $250,000 by time remaining until maturity as of December 31, 2021:

(In thousands)
Remaining Maturity:
Three months or less	$15,077
Three through six months	14,419
Six through twelve months	17,640
Over twelve months	20,314
Total	$67,450

Borrowings

Borrowings are comprised primarily of advances and overnight borrowings at the FHLBNY.

The following table represents information regarding short-term borrowings for the years ended December 31:

(Dollars in thousands)	2021	2020	2019
Maximum outstanding at any month end	$12,500	$10,158	$39,038
Average amount outstanding during the year	3,677	8,985	14,835
Balance at the end of the period	12,500	4,020	25,138
Average interest rate during the year	0.28%	1.65%	2.54%
Average interest rate at the end of the period	1.28%	0.26%	1.80%

The following table represents information regarding long-term borrowings for the years ended December 31:

(Dollars in thousands)	2021	2020	2019
Maximum outstanding at any month end	$85,125	$83,299	$70,514
Average amount outstanding during the year	75,724	72,430	64,011
Balance at the end of the period	64,598	78,030	67,987
Average interest rate during the year	1.34%	2.08%	2.46%
Average interest rate at the end of the period	1.12%	1.60%	2.52%

Subordinated Loans

The Company has a non-consolidated subsidiary trust, Pathfinder Statutory Trust II, of which the Company owns 100% of the common equity.  The Trust issued $5,000,000 of 30-year floating rate Company-obligated pooled capital securities of Pathfinder Statutory Trust II (“Floating-Rate Debentures”).  The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms.  The capital securities mature in 2037 and are treated as Tier 1 capital by the FDIC and Federal Reserve.  The capital securities of the trust are a pooled trust preferred fund of Preferred Term Securities VI, Ltd., whose interest rate resets quarterly, and are indexed to the 3-month U.S. dollar-denominated (“USD”) LIBOR rate plus 1.65%.  These securities have a five-year call provision.  The Company paid $94,000 and $124,000 in interest expense related to this issuance in 2021 and 2020, respectively.  The Company guarantees all of these securities.

In December 2020 the United Kingdom’s Financial Conduct Authority (“FCA”), the organization responsible for regulating LIBOR, stated that it would (i) cease publishing indices at December 31, 2020 for one-week and two-month USD LIBOR after December 31, 2021, and (ii) cease publishing of all other tenors of USD LIBOR (specifically, one, three, six and 12-month tenors) after June 30, 2023. The Alternative Reference Rates Committee (the “ARRC”), formed by the FRB and the Federal Reserve Bank of New York, was charged with developing an alternative rate that will replace USD LIBOR.  The ARRC subsequently identified the Secured Overnight Financing Rate (“SOFR”) as the rate that represents best practice for use in USD LIBOR derivatives and other financial contracts.  U.S. banking regulators also encouraged banks to cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and, in any event, by December 31, 2021.  Management has analyzed the Company’s aggregate exposure to instruments that are indexed to USD LIBOR (including the Company’s acquired loan participations, fixed-income investments, hedging instruments and the Floating-Rate Debentures) and concluded that the adoption of SOFR will not materially impact the Company or the results of its operations.

The Company's equity interest in the trust subsidiary is included in other assets on the Consolidated Statements of Condition at December 31, 2021 and 2020.  For regulatory reporting purposes, the Federal Reserve has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them at its discretion.

On October 15, 2015, the Company executed a $10.0 million non-amortizing Subordinated Loan (the 2015 Subordinated Loan) with an unrelated third party that was scheduled to mature on October 1, 2025. The Company had the right to prepay the 2015 Subordinated Loan on the first day of any calendar quarter after October 15, 2020 without penalty. The effective annual interest rate charged to the Company was be 6.25% through the maturity date of the 2015 Subordinated Loan.  The Company paid $172,000 in origination and legal fees as part of this transaction.  These fees were amortized over the life of the 2015 Subordinated Loan through its first call date using the effective interest method.  The effective cost of funds related to this transaction was 6.44% calculated under this method through October 15, 2020 and was subsequently 6.25% until the stated maturity or redemption date. In the first quarter of 2021, the Company exercised its existing contractual option and issued a Notice of Redemption (“NOR”) to the holders of the 2015 Subordinated Loan, which was scheduled to mature on October 1, 2025. With the issuance of this NOR, the Company redeemed the

$10.0 million 2015 Subordinated Loan, plus accrued interest on April 1, 2021. Interest expense, related to this borrowing, of $156,000 and $650,000 was recorded in the years ended December 31, 2021 and 2020, respectively.

On October 14, 2020, the Company executed a private placement of $25.0 million of its 5.50% Fixed to Floating Rate non-amortizing Subordinated Loan (the “2020 Subordinated Loan”) to certain qualified institutional buyers and accredited institutional investors. The 2020 Subordinated Loan has a maturity date of October 15, 2030 and initially bear interest, payable semi-annually, at a fixed annual rate of 5.50% per annum until October 15, 2025.  Commencing on that date, the interest rate applicable to the outstanding principal amount due will be reset quarterly to an interest rate per annum equal to the then current three month Secured Overnight Financing Rate (SOFR) plus 532 basis points, payable quarterly until maturity. The Company may redeem the 2020 Subordinated Loan at par, in whole or in part, at its option, any time after October 15, 2025 (the first redemption date).  The 2020 Subordinated Loan is senior in the Company’s credit repayment hierarchy only to the Company’s common equity and, any future senior indebtedness and is intended to qualify as Tier 2 capital for regulatory capital purposes for the Company, when applicable.  The Company paid $783,000 in origination and legal fees as part of this transaction.  These fees will be amortized over the life of the 2020 Subordinated Loan through its first redemption date using the effective interest method, giving rise to an effective cost of funds of 6.22% from the issuance date calculated under this method.  Accordingly, interest expense of $1.5 million was recorded in the year ended December 31, 2021 related to this transaction.

Capital

The Company’s shareholders’ equity increased $12.8 million, or 13.2%, to $110.3 million at December 31, 2021 from $97.5 million at December 31, 2020.  This increase was primarily due to a $10.7 million increase in retained earnings, a $968,000 increase in comprehensive income, a $1.0 million increase in additional paid in capital and a $180,000 increase in ESOP shares earned.  Comprehensive income increased primarily as the result of reduced losses on derivatives and hedging activities, partially offset by the unrealized losses on available for sale securities during 2021.  The increase in retained earnings resulted from $12.4 million in net income recorded in 2021.  Partially offsetting this increase in retained earnings were $1.3 million for cash dividends declared on our voting common stock, $290,000 for cash dividends declared on our non-voting common stock, $97,000 for cash dividends declared on our preferred stock, and $35,000 for cash dividends declared on our issued warrant.

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy.  Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to support growth and expansion activities, while maintaining a strong capital position and exceeding regulatory standards.  At December 31, 2021, the Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution.  See “Supervision and Regulation – Federal Regulations – Capital Requirements”

As a result of the Dodd-Frank Act, the Company’s ability to raise new capital through the use of trust preferred securities may be limited because these securities will no longer be included in Tier 1 capital.  In addition, our ability to generate or originate additional revenue producing assets may be constrained in the future in order to comply with capital standards required by federal regulation. See Note 20 to the consolidated financial statements contained herein and the regulation and supervision section within Part I of this Annual Report on Form 10-K for further discussion on regulatory capital requirements.

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

As of December 31, 2021, the Bank’s most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well-capitalized”, under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized”, the Bank must maintain specified total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The regulations also impose a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The buffer is separate from the capital ratios required under the Prompt Corrective Action (“PCA”) standards and imposes restrictions on dividend distributions and discretionary bonuses. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity.  At December 31, 2021, the Bank exceeded all current regulatory required minimum capital ratios, including the capital buffer requirements.

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

For the year ended December 31, 2021, cash and cash equivalents decreased by $6.3 million. The Company reported net cash flows from financing activities of $43.5 million generated principally by increased customer deposit balances of $71.6 million and an $8.5 million increase in short term borrowings, offset by a decrease in net proceeds from long-term borrowings of $13.4 million, a $10.0 million subordinated loan redemption and an aggregate decrease in net cash of all other financing sources, including dividends paid to common and preferred shareholders, and the holder of the Warrant of $1.6 million. Additionally, $20.1 million was provided through operating activities generated principally by net income.  These cash flows were primarily invested in: $200.4 million in purchases of investment securities in 2021, and $9.6 million net increases in loans outstanding.

Certificates of deposit due within one year of December 31, 2021 totaled $185.9 million, representing 57.9% of certificates of deposit at December 31, 2021, a decrease from 84.3% at December 31, 2020.  We believe the large percentage of certificates of deposit that mature within one year reflect customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2021.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and making payments on its subordinated loans. The Company may repurchase shares of its common stock. The Company’s primary sources of funds are the proceeds it retained from the Private Placement, the issuance of the 2020 Subordinated Loan, interest and dividends on securities and, potentially, dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without prior regulatory approval, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. The Company believes that this restriction will not have an impact on the Company's ability to meet its ongoing cash obligations. At December 31, 2021 and 2020, the Company had cash and cash equivalents of $37.1 million and $43.5 million, respectively.

The Bank has a number of existing credit facilities available to it.  At December 31, 2021, total credit available under the existing lines of credit was approximately $147.6 million at FHLBNY, the FRB, and two other correspondent banks.  At December 31, 2021, the Company had $77.1 million of the available lines of credit utilized, including encumbrances supporting the outstanding letters of credit, described above, on its existing lines of credit with the remainder of $70.5 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of December 31, 2021, management reported to the board of directors that the Bank was in compliance with its liquidity policy guidelines.

OFF-BALANCE SHEET ARRANGEMENTS

The Bank is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  At December

31, 2021, the Bank had $245.2 million in outstanding commitments to extend credit and standby letters of credit.  See Note 18 within the Notes to Consolidated Financial Statements contained herein.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required of a smaller reporting company.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Pathfinder Bancorp, Inc.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer), management conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021.  The term “disclosure controls and procedures,” under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the filing of the Annual Report on Form 10-K as of December 31, 2021, our CEO and CFO concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021 at a reasonable assurance level.

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

As a result of the Evaluation as of December 31, 2021, management has determined that there were no material weaknesses in the Company’s internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting

Other than the changes described above under “Management’s Report on Internal Control over Financial Reporting,” there were no changes made in our internal controls during the year ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

/s/ Thomas W. Schneider	/s/ Walter F. Rusnak
Thomas W. Schneider	Walter F. Rusnak
President and Chief Executive Officer	Senior Vice President, Chief Financial Officer

Oswego, New York

March 25, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Pathfinder Bancorp, Inc.

Oswego, New York:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of condition of Pathfinder Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Loan Losses

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s allowance for loan losses is management’s estimate of losses inherent in the loan portfolio as of the date of the statement of condition and it is recorded as a reduction to loans.  The allowance for loan losses was $12.9 million at December 31, 2021, which consists of three components (i) specific reserves based on probable losses on specific loans (“specific reserves”), and (ii) a general allowance based on historical loan loss experience, general economic conditions and other qualitative risk factors both internal and external to the Company (“general reserves”).  The specific reserve component relates to loans that are classified as impaired and is established when the collateral value or discounted cash flows of the impaired loan are lower than the carrying value of the loan.  The general reserve component of the allowance for loan losses covers pools of loans, by loan class, and is based on a variety of risk considerations, both quantitative and qualitative.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, known information about individual loans and other factors.

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

Loans

As described in Notes 1 and 5 to the consolidated financial statements, the Company grants loans to customers with the intent and ability to hold for the foreseeable future or until maturity or pay-off.   The Company’s primary lending portfolio consists of originating commercial real estate, commercial loans, and one-to-four family residential real-estate loans, but also consists of municipal loans, home equity loans, and consumer loans.  The balance of loans, net of the allowance for loan losses and deferred origination costs, was $819.5 million at December 31, 2021.  The Company recognizes revenue from loans through interest income, which is determined based on the underlying interest rate on the loans.  The Company offers both fixed and adjustable-rate loans based on the type of loan and borrower specific risk characteristics.  During 2021, the Company recognized $37.0 million in interest income associated with loans.

Auditing loans resulted in complexities due to the material weaknesses that existed for a portion of the year in the Company’s internal control over financial reporting. This material weakness related to the insufficient documentation supporting loan transactions occurring during the year.  We obtained an understanding of management’s processes and evaluated the design and operating effectiveness of certain controls over the Company’s accounting for loans.  We tested controls over management’s review of new and existing loans, as well as controls over the presentation of loans in the consolidated financial statements.

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

/s/ BONADIO & CO., LLP
Bonadio & Co., LLP
Pittsford, New York
March 25, 2022

Pathfinder Bancorp, Inc.

Consolidated Statements of Condition

	December 31,	December 31,
(In thousands, except share and per share data)	2021	2020
ASSETS:
Cash and due from banks (including restricted balances of $1,600 and $1,600 respectively)	$13,856	$14,906
Interest-earning deposits (including restricted balances of $0 and $0, respectively)	23,293	28,558
Total cash and cash equivalents	37,149	43,464
Available-for-sale securities, at fair value	190,598	128,261
Held-to-maturity securities, at amortized cost (fair value of $162,805 and $174,935, respectively)	160,923	171,224
Marketable equity securities, at fair value	677	1,850
Federal Home Loan Bank stock, at cost	4,189	4,390
Loans	831,946	823,969
Loans held-for-sale	513	1,526
Less: Allowance for loan losses	12,935	12,777
Loans receivable, net	819,524	812,718
Premises and equipment, net	21,659	22,264
Operating lease right-of-use assets	2,136	2,240
Accrued interest receivable	4,520	4,549
Intangible assets, net	117	133
Goodwill	4,536	4,536
Bank owned life insurance	23,423	17,864
Other assets	15,726	13,950
Total assets	$1,285,177	$1,227,443

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$863,488	$833,850
Noninterest-bearing	191,858	162,057
Total deposits	1,055,346	995,907
Short-term borrowings	12,500	4,020
Long-term borrowings	64,598	78,030
Subordinated loans	29,563	39,400
Accrued interest payable	106	193
Operating lease liabilities	2,440	2,525
Other liabilities	9,991	9,646
Total liabilities	1,174,544	1,129,721
Shareholders' equity:
Preferred stock, par value $0.01 per share; no liquidation preference; 10,000,000 shares authorized; 0 and 1,380,283 shares issued and outstanding, respectively	-	14
Voting common stock, par value $0.01; 25,000,000 authorized shares; 4,603,184 and 4,531,383 shares issued and outstanding, respectively	46	45
Non-Voting common stock, par value $0.01; 1,505,283 authorized shares; 1,380,283 and 0 shares issued and outstanding, respectively	14	-
Additional paid in capital	51,044	50,024
Retained earnings	60,946	50,284
Accumulated other comprehensive loss	(1,268)	(2,236)
Unearned ESOP	(495)	(675)
Total Pathfinder Bancorp, Inc. shareholders' equity	110,287	97,456
Noncontrolling interest	346	266
Total equity	110,633	97,722
Total liabilities and shareholders' equity	$1,285,177	$1,227,443

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Income

	For the years ended
(In thousands, except per share data)	December 31, 2021	December 31, 2020
Interest and dividend income:
Loans, including fees	$37,026	$35,421
Debt securities:
Taxable	8,312	6,524
Tax-exempt	171	159
Dividends	309	324
Federal funds sold and interest earning deposits	9	79
Total interest and dividend income	45,827	42,507
Interest expense:
Interest on deposits	4,714	8,112
Interest on short-term borrowings	10	148
Interest on long-term borrowings	1,018	1,503
Interest on subordinated loans	1,790	1,101
Total interest expense	7,532	10,864
Net interest income	38,295	31,643
Provision for loan losses	1,022	4,707
Net interest income after provision for loan losses	37,273	26,936
Noninterest income:
Service charges on deposit accounts	1,464	1,395
Earnings and gain on bank owned life insurance	559	460
Loan servicing fees	246	361
Net gains on sales and redemptions of investment securities	37	1,076
Gains (losses) on marketable equity securities	382	(629)
Net gains on sales of loans and foreclosed real estate	313	1,179
Net gains on sales of premises and equipment	201	-
Debit card interchange fees	923	771
Insurance agency revenue	1,048	955
Other charges, commissions & fees	1,058	917
Total noninterest income	6,231	6,485
Noninterest expense:
Salaries and employee benefits	14,384	13,468
Building and occupancy	3,121	3,013
Data processing	2,555	2,396
Professional and other services	1,627	1,210
Advertising	1,198	941
FDIC assessments	874	699
Audits and exams	725	507
Insurance agency expense	825	743
Community service activities	220	199
Foreclosed real estate expenses	46	50
Other expenses	1,920	1,854
Total noninterest expenses	27,495	25,080
Income before income taxes	16,009	8,341
Provision for income taxes	3,499	1,295
Net income attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	12,510	7,046
Net income attributable to noncontrolling interest	103	96
Net income attributable to Pathfinder Bancorp, Inc.	$12,407	$6,950

Voting Earnings per common share - basic	$2.07	$1.17
Voting Earnings per common share - diluted	$2.07	$1.17
Series A Non-Voting Earnings per common share - basic	$2.07	$-
Series A Non-Voting Earnings per common share - diluted	$2.07	$-
Dividends per common share (Voting and Series A Non-Voting)	$0.28	$0.24

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	For the years ended
(In thousands)	December 31, 2021	December 31, 2020
Net Income	$12,510	$7,046

Other Comprehensive Income
Retirement Plans:
Retirement plan net losses recognized in plan expenses	105	234
Plan gains not recognized in plan expenses	818	610
Net unrealized gain on retirement plans	923	844

Unrealized holding gains on available-for-sale securities
Unrealized holding (losses) gains arising during the period	(535)	2,352
Reclassification adjustment for net gains included in net income	(19)	(926)
Net unrealized gains on available-for-sale securities	(554)	1,426

Derivatives and hedging activities:
Unrealized holding gains (losses) arising during the period	921	(1,308)
Net unrealized losses on derivatives and hedging activities	921	(1,308)

Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	21	33

Other comprehensive income, before tax	1,311	995
Tax effect	(343)	(260)
Other comprehensive income, net of tax	968	735
Comprehensive income	$13,478	$7,781
Comprehensive income, attributable to noncontrolling interest	$103	$96
Comprehensive income attributable to Pathfinder Bancorp, Inc.	$13,375	$7,685

Tax Effect Allocated to Each Component of Other Comprehensive Income
Retirement plan net losses recognized in plan expenses	$(27)	$(61)
Plan gains not recognized in plan expenses	(215)	(159)
Unrealized holding losses (gains) arising during the period	140	(615)
Reclassification adjustment for net gains included in net income	5	242
Unrealized losses on derivatives and hedging arising during the period	(241)	342
Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	(5)	(9)
Income tax effect related to other comprehensive income	$(343)	$(260)

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

Pathfinder Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2021 and December 31, 2020

(In thousands, except share and per share data)	Preferred Stock	Common Stock	Non-Voting Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Com- prehensive Loss	Unearned ESOP	Non- controlling Interest	Total
Balance, January 1, 2021	$14	$45	$-	$50,024	$50,284	$(2,236)	$(675)	$266	$97,722
Net income					12,407			103	12,510
Conversion of Preferred stock to Non-Voting common stock	(14)	-	14	-	-	-	-	-	-
Other comprehensive income, net of tax	-	-	-	-	-	968	-	-	968
ESOP shares earned (24,442 shares)	-	-	-	196	-	-	180	-	376
Restricted stock units (19,369 shares)	-	-	-	-	-	-	-	-	-
Stock based compensation	-	-	-	241	-	-	-	-	241
Stock options exercised	-	1	-	550	-	-	-	-	551
Common stock dividends declared ($0.28 per share)	-	-	-	-	(1,258)	-	-	-	(1,258)
Non-Voting common stock dividends declared ($0.21 per share)	-	-	-	-	(290)	-	-	-	(290)
Preferred stock dividends declared ($0.07 per share)	-	-	-	-	(97)	-	-	-	(97)
Warrant dividends declared ($0.28 per share)	-	-	-	-	(35)	-	-	-	(35)
Cumulative effect of affiliate capital allocation	-	-	-	33	(65)	-	-	32	-
Distributions from affiliates	-	-	-	-		-	-	(55)	(55)
Balance, December 31, 2021	$-	$46	$14	$51,044	$60,946	$(1,268)	$(495)	$346	$110,633

Balance, January 1, 2020	$12	$47	$-	$49,362	$44,839	$(2,971)	$(855)	$235	$90,669
Net income	-	-	-	-	6,950	-	-	96	7,046
Other comprehensive income, net of tax	-	-	-	-	-	735	-	-	735
Exchange of common shares to preferred shares, at par value (1)	2	(2)	-	-	-	-	-	-	-
ESOP shares earned (24,442 shares)	-	-	-	90	-	-	180	-	270
Restricted stock units (13,437 shares)	-	-	-	-	-	-	-	-	-
Stock based compensation	-	-	-	300	-	-	-	-	300
Stock options exercised	-	-	-	223	-	-	-	-	223
Common stock dividends declared ($0.24 per share)	-	-	-	-	(1,102)	-	-	-	(1,102)
Preferred stock dividends declared ($0.24 per share)	-	-	-	-	(291)	-	-	-	(291)
Warrant dividends declared ($0.24 per share)	-	-	-	-	(30)	-	-	-	(30)
Capital transfer from affiliates	-	-	-	7	-	-	-	(7)	-
Cumulative effect of affiliate capital allocation	-	-	-	42	(82)	-	-	40	-
Distributions from affiliates	-	-	-	-	-	-	-	(98)	(98)
Balance, December 31, 2020	$14	$45	$-	$50,024	$50,284	$(2,236)	$(675)	$266	$97,722

(1)

On November 13, 2020, the Company issued to Castle Creek 225,000 shares of its Series B Preferred Shares in exchange for an equivalent number of shares of Company Common Stock held by Castle Creek. Castle Creek was the only stockholder of the Series B Preferred Shares. The Company received no cash proceeds as a result of the exchange.

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(In thousands)	2021	2020
OPERATING ACTIVITIES
Net income attributable to Pathfinder Bancorp, Inc.	$12,407	$6,950
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	1,022	4,707
Deferred income expense (benefit) tax	481	(1,305)
Amortization of operating leases	19	20
Proceeds from sales of loans	9,224	50,914
Originations of loans held-for-sale	(7,898)	(15,321)
Realized losses (gains) on sales, redemptions and calls of:
Real estate acquired through foreclosure	-	14
Loans	(313)	(1,193)
Available-for-sale investment securities	(19)	(1,042)
Held-to-maturity investment securities	(18)	(34)
Premises and equipment	(201)	-
Marketable equity securities	(382)	629
Depreciation	1,787	1,696
Amortization of mortgage servicing rights	(5)	(354)
Amortization of deferred loan costs	1,820	786
Amortization of deferred financing from subordinated debt	163	55
Earnings and gain on bank owned life insurance	(559)	(460)
Net amortization of premiums and discounts on investment securities	2,418	2,104
Amortization of intangible assets	16	16
Stock based compensation and ESOP expense	617	570
Net change in accrued interest receivable	29	(837)
Payment of executive deferred compensation and SERP contracts, expensed in prior periods	(571)	-
Net change in other assets and liabilities	117	(1,354)
Net cash flows from operating activities	20,154	46,561
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(156,548)	(143,132)
Purchase of investment securities held-to-maturity	(43,914)	(97,135)
Purchase of Federal Home Loan Bank stock	(6,665)	(3,463)
Proceeds from redemption of Federal Home Loan Bank stock	6,866	3,907
Proceeds from maturities and principal reductions of investment securities available-for-sale	52,202	98,718
Proceeds from maturities and principal reductions of investment securities held-to-maturity	50,155	44,918
Proceeds from sales, redemptions and calls of:
Available-for-sale investment securities	38,243	25,795
Held-to-maturity investment securities	3,784	3,461
Real estate acquired through foreclosure	-	132
Marketable equity securities	1,555	-
Purchase of bank owned life insurance	(5,000)	-
Proceeds from sales of premises and equipment	231	-
Net change in loans	(9,648)	(81,163)
Purchase of premises and equipment	(1,212)	(1,261)
Net cash flows from investing activities	(69,951)	(149,223)
FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts, money management deposit accounts, MMDA accounts and escrow deposits	95,431	138,651
Net change in time deposits	(23,824)	(58,061)
Net change in brokered deposits	(12,168)	33,424

Net change in short-term borrowings	8,480	(21,118)
Payments on long-term borrowings	(25,969)	(30,193)
Proceeds from long-term borrowings	12,537	40,236
Proceeds from exercise of stock options	551	223
Proceeds from subordinated loan	-	25,000
Payments on subordinated loan	(10,000)	-
Issuance costs of subordinated loan	-	(783)
Cash dividends paid to common voting shareholders	(1,227)	(1,137)
Cash dividends paid to common non-voting shareholders	(194)	-
Cash dividends paid to preferred shareholders	(180)	(277)
Cash dividends paid on warrants	(35)	(30)
Change in noncontrolling interest, net	80	31
Net cash flows from financing activities	43,482	125,966
Change in cash and cash equivalents	(6,315)	23,304
Cash and cash equivalents at beginning of period	43,464	20,160
Cash and cash equivalents at end of period	$37,149	$43,464
CASH PAID DURING THE PERIOD FOR:
Interest	$7,439	$11,067
Income taxes	2,460	2,650
NON-CASH INVESTING ACTIVITY
Real estate acquired in exchange for loans	-	58
RESTRICTED CASH
Collateral deposits for hedge position included in cash and due from banks	1,600	1,600

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Summary of Significant Accounting Policies

Nature of Operations

The accompanying consolidated financial statements include the accounts of Pathfinder Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Pathfinder Bank (the “Bank”). The Company is a Maryland corporation headquartered in Oswego, New York. On October 16, 2014, the Company completed its conversion from the mutual holding company structure and the related public offering and is now a stock holding company that is fully owned by the public.  As a result of the conversion, the mutual holding company and former mid-tier holding company were merged into Pathfinder Bancorp, Inc. The primary business of the Company is its investment in Pathfinder Bank (the "Bank") which is 100% owned by the Company.  The Bank has two wholly owned operating subsidiaries, Pathfinder Risk Management Company, Inc. (“PRMC”) and Whispering Oaks Development Corp. All significant inter-company accounts and activity have been eliminated in consolidation.  Although the Company owns, through its subsidiary PRMC, 51% of the membership interest in FitzGibbons Agency, LLC (“FitzGibbons”), the Company is required to consolidate 100% of FitzGibbons within the consolidated financial statements.  The 49% of which the Company does not own is accounted for separately as noncontrolling interests within the consolidated financial statements. The Company received $24.9 million in net proceeds from the sale of approximately 2.6 million shares of common stock as a result of the Conversion in October 2014. In October 2015, the Company executed the issuance of a $10.0 million non-amortizing Subordinated Loan and subsequently used those proceeds in February 2016 to substantially fund the full retirement of $13.0 million in SBLF Preferred stock.  The Company received $19.6 million in net proceeds from the sale of 37,700 shares of common stock and 1,155,283 shares of preferred stock as a result of the Private Placement in May 2019.  In October 2020, the Company executed a private placement of a $25.0 million non-amortizing Subordinated Loan and intends to use the proceeds for general corporate purposes, including ongoing growth, to repay existing subordinated debt, and for potential future strategic opportunities.  On April 1, 2021, the Company redeemed its $10.0 million non-amortizing subordinated loan.

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

The second or general component covers pools of loans, by loan class, not considered impaired, smaller balance homogeneous loans, such as residential real estate, home equity and other consumer loans.  These pools of loans are evaluated for loss exposure first based on historical loss rates for each of these categories of loans. The ratio of net charge-offs to loans outstanding within each product class, over the most recent eight quarters, lagged by one quarter, is used to generate the historical loss rates.  In addition, qualitative factors are added to the historical loss rates in arriving at the total allowance for loan loss need for this general pool of loans.  The qualitative factors include changes in national and local economic trends, the rate of growth in the portfolio, trends of delinquencies and nonaccrual balances, changes in loan policy, and changes in lending management experience and related staffing.  Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation.  These qualitative factors, applied to each product class, make the evaluation inherently subjective, as it requires material estimates that may be susceptible to significant revision as more information becomes available.  Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss analysis and calculation.  As a result of the COVID-19 pandemic, the Company’s management extensively reviewed a broad array of econometric projections and the potential effect of changes in those projections on anticipated loan performance.  As a result, certain qualitative factors were modified in order to determine the adequacy of the allowance for loan losses during the year and at December 31, 2021 and 2020.

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

The CARES Act, signed into law on March 27, 2020, provided financial assistance in various forms to both businesses and consumers. One of the technical provisions of the CARES Act was to allow financial institutions not to characterize loan modifications specifically related to the COVID-19 pandemic as TDRs although financial institutions must make impairment determinations for accounting purposes if certain impairment triggers are met. Notwithstanding the Bank’s policies with respect to impaired and potentially impaired loans, as discussed above, certain loans on deferred payment status were not classified as TDRs at December 31, 2021, as a result of the application of the provisions of the CARES Act.

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

Income Recognition on Impaired and Nonaccrual Loans

With the exception of certain loans in deferral at December 31, 2020 as a result of COVID-19 pandemic-related factors, for all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan may be currently performing.  A loan may remain on accrual status if it is either well secured or guaranteed and in the process of collection.  When a loan is placed on nonaccrual status, unpaid interest is reversed and charged to interest income.  Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.  Nonaccrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.

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

Derivative Financial Instruments

Derivatives are recorded on the statement of condition as assets and liabilities measured at their fair value. The accounting for changes in the fair value of a derivative depends on whether or not the derivative has been designated and qualifies as part of a hedging relationship.  The Company acquires derivatives with the intent of designating and qualifying those instruments as part of hedging relationships to other balance sheet assets or liabilities.  The specific accounting treatment for increases and decreases in the value of derivatives further depends upon the use of the specific derivatives.  There are two primary types of interest rate derivatives that may be employed by the Company:

•

Fair Value Hedge - As a result of interest rate fluctuations, fixed-rate assets and liabilities will appreciate or depreciate in fair value over the course of their economic lives prior to maturity. When effectively hedged, this appreciation or depreciation will generally be offset by fluctuations in the fair value of derivative instruments that are linked to the hedged assets and liabilities.  This strategy is referred to as a fair value hedge. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability are expected to substantially offset each other and these changes are recognized currently in earnings.

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

	As of December 31,
Accumulated Other Comprehensive Loss By Component:	2021	2020
Unrealized loss for pension and other postretirement obligations	$(1,907)	$(2,832)
Tax effect	495	739
Net unrealized loss for pension and other postretirement obligations	(1,412)	(2,093)
Unrealized gain (loss) on available-for-sale securities	579	1,133
Tax effect	(151)	(296)
Net unrealized gain on available-for-sale securities	428	837
Unrealized holding losses on hedging activities arising during the period	(388)	(1,308)
Tax effect	102	342
Net unrealized loss on hedging activities	(286)	(966)
Unrealized loss on securities transferred to held-to-maturity	(2)	(22)
Tax effect	4	8
Net unrealized gain (loss) on securities transferred to held-to-maturity	2	(14)
Accumulated other comprehensive loss	$(1,268)	$(2,236)

Reclassifications

Certain amounts in the 2020 consolidated financial statements have been reclassified to conform to the current year presentation.  These reclassifications had no effect on net income as previously reported.

Note 2:   New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) and, to a lesser extent, other authoritative rulemaking bodies promulgate GAAP to regulate the standards of accounting in the United States.  From time to time, the FASB issues new GAAP standards, known as Accounting Standards Updates (“ASUs”) some of which, upon adoption, may have the potential to change the way in which the Company recognizes or reports within its consolidated financial statements.  The following table provides a description of standards that were adopted in 2021 and standards not yet adopted as of December 31, 2021, but could have an impact on the Company's consolidated financial statements upon adoption.

Standard	Description	Required Date of Implementation	Effect on Consolidated Financial Statements

Investments (ASU 2020-01- Equity Securities [Topic 321], Investments—Equity Method and Joint Ventures [Topic 323], and Derivatives and Hedging [Topic 815]—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815)

The FASB issued the amendments in this ASU as part of its ongoing project on its agenda for improving the Codification and correcting its unintended application. The items addressed in that project generally are not expected to have a significant effect on current accounting practices. The amendments in this ASU are summarized below.

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

• Accrued Interest

• Transfers between Classifications or Categories for Loans and Debt Securities

• Recoveries

• Consideration of Prepayments in Determining the Effective Interest Rate

• Consideration of Estimated Costs to Sell When Foreclosure Is Probable

• Vintage Disclosures— Line-of-Credit Arrangements Converted to Term Loans

• Contractual Extensions and Renewals

		The amendments in this ASU were effective for fiscal years beginning after December 15, 2020, for public business entities.	The adoption of this ASU had no material impact to the Company's consolidated statements of condition or income.

Standard	Description	Required Date of Implementation	Effect on Consolidated Financial Statements
Income Taxes (ASU 2019-12- Simplifying the Accounting for Income Taxes)

The FASB Board issued this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative).

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

		The amendments in this ASU were effective for fiscal years beginning after December 15, 2020, for public business entities.	The adoption of this ASU had no material impact to the Company’s consolidated statements of condition or income.
Standard	Description	Required Date of Implementation	Effect on Consolidated Financial Statements
Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs (ASU 2020-08)

The amendments affect the guidance in Accounting Standards Update No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in that Update shortened the amortization period for certain purchased callable debt securities held at a premium by requiring that entities amortize the premium associated with those callable debt securities within the scope of paragraph 310-20-25-33 to the earliest call date. The Board noted in paragraph BC21 of Update 2017-08 that if the security contained additional future call dates, an entity should consider whether the amortized cost basis exceeded the amount repayable by the issuer at the next call date. If so, the excess should be amortized to the next call date.  The amendments in this ASU represent changes to clarify the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications.

		For public business entities, the amendments in this ASU were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.	The adoption of this ASU had no material impact to the Company’s consolidated statements of condition or income.

Standard	Description	Required Date of Implementation	Effect on Consolidated Financial Statements
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

The amendments for contract modifications could be elected to be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. The amendments for existing hedging relationships can be elected to be applied as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The adoption of this ASU has had and is not expected to have any   material impact to the Company’s consolidated statements of condition or income.

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
Reference Rate Reform, Topic 848 (ASU 2021-01)

The amendments in this ASU clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discontinuing transition.  Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform.  The amendments in this Update apply to all entities that elect to apply the optional guidance in Topic 848.

		The amendments in this ASU are effective immediately for all entities.	The adoption of this ASU had no material impact to the Company’s consolidated statements of condition or income.

Standards Not Yet Adopted as of December 31, 2021
Standard	Description	Required Date of Implementation	Effect on Consolidated Financial Statements
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

January 1, 2023 (early adoption permitted as of January 1, 2019)

The Company is assessing the new guidance to determine what modifications to existing credit estimation processes may be required. The new guidance is complex and management is evaluating the preliminary output from models that have been developed during this evaluative phase. In addition, future levels of allowances will reflect new requirements to include estimated credit losses on investment securities classified as held-to-maturity, if any. The Company has formed an Implementation Committee, whose membership includes representatives of senior management, to develop plans that will encompass: (1) internal methodology changes (2) data collection and management activities, (3) internal communication requirements, and (4) estimation of the projected impact of this guidance.  It has been generally assumed that the conversion from the incurred loss model, required under current GAAP, to the current expected credit loss (CECL) methodology (as required upon implementation of this Update) will, more likely than not, result in increases to the allowances for credit losses at many financial institutions. The amount of any change in the allowance for credit losses resulting from the new guidance will be impacted by the provisions of this guidance as well as by the loan and debt security portfolios composition and asset quality at the adoption date, and economic conditions and forecasts at the time of adoption. The amendments in this Update should be applied on a modified retrospective basis by means of a cumulative-effect adjustment to the opening retained earnings balance in the statement of financial position as of the date that an entity adopts the amendments in Update 2016-13. The cumulative impact of the economic effects of the COVID-19 pandemic on the changes to the allowance for loan losses, that will be required upon the implementation of the CECL methodology, cannot be estimated at this time.

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
Earnings Per Share, Debt Modifications and Extinguishments, Stock Compensation, and Derivatives and Hedging- Contacts in Entity's own Equity (ASU 2021-04)

The amendments in this Update affect all entities that issue freestanding written call options that are classified in equity. Specifically, the amendments affect those entities when a freestanding equity-classified written call option is modified or exchanged and remains equity classified after the modification or exchange. The amendments that relate to the recognition and measurement of EPS for certain modifications or exchanges of freestanding equity-classified written call options affect entities that present EPS in accordance with the guidance in Topic 260, Earnings Per Share.  The amendments in this Update do not apply to modifications or exchanges of financial instruments that are within the scope of another Topic. That is, accounting for those instruments continues to be subject to the requirements in other Topics.  The amendments in this Update do not affect a holder‘s accounting for freestanding call options.

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

NOTE 3:  EARNINGS PER SHARE

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

Anti-dilutive shares are common stock equivalents with average exercise prices in excess of the weighted average market price for the period presented.  Anti-dilutive stock options, not included in the computation below, were -0- and 175,996 for the years ended 2021 and 2020, respectively.

The following table sets forth the calculation of basic and diluted earnings per share.

	Years Ended
	December 31,
(In thousands, except per share data)	2021	2020
Net income attributable to Pathfinder Bancorp, Inc.	$12,407	$6,950
Convertible preferred stock dividends	180	291
Series A Non-Voting Common Stock dividends	206	-
Warrant dividends	35	30
Undistributed earnings allocated to participating securities	2,699	1,224
Net income available to common shareholders- Voting	$9,287	$5,405

Net income attributable to Pathfinder Bancorp, Inc.	$12,407	$-
Convertible preferred stock dividends	180	-
Voting Common Stock dividends	1,258	-
Warrant dividends	35	-
Undistributed earnings allocated to participating securities	9,392	-
Net income available to common shareholders- Series A Non-Voting	$1,542	$-

Basic weighted average common shares outstanding- Voting	4,478	4,608
Basic weighted average common shares outstanding- Series A Non-Voting	745	-
Diluted weighted average common shares outstanding- Voting	4,478	4,608
Diluted weighted average common shares outstanding- Series A Non-Voting	745	-

Basic earnings per common share- Voting	$2.07	$1.17
Basic earnings per common share- Series A Non-Voting	$2.07	$-
Diluted earnings per common share- Voting	$2.07	$1.17
Diluted earnings per common share- Series A Non-Voting	$2.07	$-

NOTE 4: INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized as follows:

	December 31, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$32,669	$17	$(413)	$32,273
State and political subdivisions	37,860	1,383	(44)	39,199
Corporate	13,603	562	(38)	14,127
Asset backed securities	13,693	9	(89)	13,613
Residential mortgage-backed - US agency	22,482	148	(466)	22,164
Collateralized mortgage obligations - US agency	12,658	30	(403)	12,285
Collateralized mortgage obligations - Private label	56,848	285	(402)	56,731
Total	189,813	2,434	(1,855)	190,392
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$190,019	$2,434	$(1,855)	$190,598

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$-	$-	$-
State and political subdivisions	14,790	416	(140)	15,066
Corporate	46,290	1,252	(102)	47,440
Asset backed securities	14,636	67	(188)	14,515
Residential mortgage-backed - US agency	9,740	277	(18)	9,999
Collateralized mortgage obligations - US agency	11,362	367	(9)	11,720
Collateralized mortgage obligations - Private label	64,105	222	(262)	64,065
Total held-to-maturity	$160,923	$2,601	$(719)	$162,805

	December 31, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$6,428	$12	$(24)	$6,416
State and political subdivisions	23,235	538	(20)	23,753
Corporate	12,393	275	-	12,668
Asset backed securities	8,572	39	(4)	8,607
Residential mortgage-backed - US agency	24,856	355	-	25,211
Collateralized mortgage obligations - US agency	26,776	149	(461)	26,464
Collateralized mortgage obligations - Private label	24,662	384	(110)	24,936
Total	126,922	1,752	(619)	128,055
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$127,128	$1,752	$(619)	$128,261
Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$1,000	$2	$-	$1,002
State and political subdivisions	16,482	527	(58)	16,951
Corporate	36,441	1,101	(7)	37,535
Asset backed securities	18,414	217	(176)	18,455
Residential mortgage-backed - US agency	11,807	475	-	12,282
Collateralized mortgage obligations - US agency	24,482	850	(1)	25,331
Collateralized mortgage obligations - Private label	62,598	902	(121)	63,379
Total held-to-maturity	$171,224	$4,074	$(363)	$174,935

A substantial percentage of the Company’s investments in mortgage-backed securities include pass-through securities and collateralized mortgage obligations issued and guaranteed by Fannie Mae, Freddie Mac, and Ginnie Mae.  At December 31, 2021, the Company also held a total of 68 private-label mortgage-backed securities or collateralized mortgage obligations with an aggregate book balance of $120.9 million and 20  private-label asset backed securities collateralized by consumer loans with an aggregate book balance of $28.3 million.  At December 31, 2020, the Company held a total of 54 private-label mortgage-backed securities or collateralized mortgage obligations with an aggregate book balance of $87.3 million and 22  private-label asset backed securities collateralized by consumer loans with an aggregate book balance of $27.0 million.  These investments are relatively short-duration securities with significant credit enhancements.  The Company’s investments in state and political obligation securities are generally municipal obligations that are categorized as general obligations of the issuer that are supported by the overall taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are generally supported by state administered insurance funds or credit enhancement programs.

The amortized cost and estimated fair value of debt investments at December 31, 2021 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$5,886	$6,294	$2,817	$2,865
Due after one year through five years	4,824	4,920	8,967	9,349
Due after five years through ten years	34,884	34,512	43,836	44,764
Due after ten years	52,231	53,486	20,096	20,043
Sub-total	97,825	99,212	75,716	77,021
Residential mortgage-backed - US agency	22,482	22,164	9,740	9,999
Collateralized mortgage obligations - US agency	12,658	12,285	11,362	11,720
Collateralized mortgage obligations - Private label	56,848	56,731	64,105	64,065
Totals	$189,813	$190,392	$160,923	$162,805

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, is as follows:

	December 31, 2021
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	3	$(413)	$31,195	-	$-	$-	3	$(413)	$31,195
State and political subdivisions	3	(44)	4,847	-	-	-	3	(44)	4,847
Corporate	2	(5)	1,162	1	(33)	722	3	(38)	1,884
Asset backed securities	5	(89)	11,206	-	-	-	5	(89)	11,206
Residential mortgage-backed - US agency	3	(466)	13,090	-	-	-	3	(466)	13,090
Collateralized mortgage obligations - US agency	3	(126)	6,504	2	(277)	2,204	5	(403)	8,708
Collateralized mortgage obligations - Private label	18	(388)	38,816	2	(14)	1,539	20	(402)	40,355
Totals	37	$(1,531)	$106,820	5	$(324)	$4,465	42	$(1,855)	$111,285
Held-to-Maturity Portfolio
State and political subdivisions	4	$(28)	$2,013	2	$(112)	$3,988	6	$(140)	6,001
Corporate	9	(102)	7,636	-	-	-	9	(102)	7,636
Asset backed securities	2	(130)	2,974	2	(58)	1,610	4	(188)	4,584
Residential mortgage-backed - US agency	1	(18)	1,941	-	-	-	1	(18)	1,941
Collateralized mortgage obligations - US agency	-	-	-	1	(9)	1,109	1	(9)	1,109
Collateralized mortgage obligations - Private label	6	(163)	13,070	3	(99)	3,820	9	(262)	16,890
Totals	22	$(441)	$27,634	8	$(278)	$10,527	30	$(719)	$38,161

	December 31, 2020
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	-	$-	$-	1	$(24)	$4,954	1	$(24)	$4,954
State and political subdivisions	1	(20)	2,521	-	-	-	1	(20)	2,521
Corporate	-	-	-	-	-	-	-	-	-
Asset backed securities	2	(2)	2,487	1	(2)	80	3	(4)	2,567
Residential mortgage-backed - US agency	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations - US agency	2	(45)	6,974	2	(416)	5,683	4	(461)	12,657
Collateralized mortgage obligations - Private label	3	(78)	8,071	4	(32)	2,574	7	(110)	10,645
Totals	8	$(145)	$20,053	8	$(474)	$13,291	16	$(619)	$33,344
Held-to-Maturity Portfolio
State and political subdivisions	3	$(58)	$7,063	-	$-	$-	3	$(58)	$7,063
Corporate	4	(7)	3,775	-	-	-	4	(7)	3,775
Asset backed securities	4	(36)	4,209	3	(140)	4,683	7	(176)	8,892
Residential mortgage-backed - US agency	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations - US agency	1	(1)	1,496	-	-	-	1	(1)	1,496
Collateralized mortgage obligations - Private label	4	(115)	6,442	1	(6)	780	5	(121)	7,222
Totals	16	$(217)	$22,985	4	$(146)	$5,463	20	$(363)	$28,448

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

Management does not believe any individual unrealized loss in investment securities within the portfolio as of December 31, 2021 represents OTTI.  There were a total of five securities classified as available-for-sale (aggregate amortized historical cost of $4.8 million, unrealized aggregate loss of $324,000, or -6.7%) and eight securities classified as held-to-maturity (aggregate amortized historical cost of $10.8 million, unrealized aggregate loss of $278,000, or -2.6%) that were in an unrealized loss position for 12 months or longer at December 31, 2021.

Each security which has been in an unrealized loss position for 12 months or more has been analyzed and is not considered to be impaired. These securities have unrealized losses primarily due to fluctuations in general interest rates or changes in expected prepayments.  In substantially all cases, price improvement in future months is expected as the issuances approach maturity. Of the total of 13 securities in an unrealized loss position for 12 months or more at December 31, 2021, three securities, with aggregate amortized cost balances of $3.6 million and representing 23.1% of the unamortized cost of the total securities in an unrealized loss position for 12 months or more, are issued by United States agencies and consist of a collateralized mortgage obligation.  These positions in US government agency are deemed to have no credit impairment, thus, the disclosed unrealized losses relate primarily to changes in prepayment assumptions related to significantly lower general interest rates resulting from the economic effects of the pandemic.

In addition to these three securities, the Company held the following ten non-government-issued/backed securities that were in an unrealized loss position for 12 or more months at December 31, 2021:

•One corporate bond, categorized as available for sale, with an amortized historical cost of $755,000 (unrealized loss of $33,000, or 4.59%). This security maintains a credit rating established by one or more NRSRO above the minimum level required to be considered as investment grade and therefore, no credit-related OTTI is deemed to be present.

•Two privately-issued mortgage-backed securities, categorized as available-for-sale, and collateralized by various forms of commercial mortgages, with an aggregate amortized historical cost of $1.6 million (unrealized aggregate loss of $14,000, or 0.92%).  These securities were not rated at the time of their issuances by any NRSRO but each remains significantly collateralized through subordination and other credit enhancements. Therefore, no credit-related OTTI is deemed to be present

•Two securities, categorized as issued by unrelated state and/or political subdivisions (generally referred to as “municipal’ securities), categorized as held-to-maturity, with an aggregate amortized historical cost of $4.1 million (unrealized loss of $112,000, or 2.80%). These securities each maintains a credit rating established by one or more NRSRO above the minimum level required to be considered as investment grade and therefore, no credit-related OTTI is deemed to be present.

•One privately-issued asset-backed security, categorized as held-to-maturity, and collateralized by small business loans with an amortized historical cost of $157,000 (unrealized loss of less than $2,000, or -0.92%). This security was not rated at the time of its issuances by any NRSRO but remains significantly collateralized through subordination and other credit enhancements. Therefore, no credit-related OTTI is deemed to be present.

•One privately-issued asset-backed security, collateralized by private-issue student loans and categorized as held-to-maturity, with an amortized historical cost of $1.5 million and a market value of $1.5 million (unrealized loss of $56,000 or -3.75%). This security was unrated at issuance but remains sufficiently collateralized through subordination.  Therefore, no credit-related OTTI is deemed to be present.

•Three privately-issued collateralized mortgage obligation securities, collateralized by commercial mortgage loans and categorized as held-to-maturity, with an aggregate amortized historical cost of $3.9 million and an aggregate market value of $3.8 million (unrealized aggregate loss of $99,000, or -2.59%).  These securities each maintains a credit rating established by one or more NRSRO above the minimum level required to be considered as investment grade and therefore, no credit-related OTTI is deemed to be present.

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

Proceeds of $42.0 million and $29.3 million, respectively on sales and redemptions of securities for the years ended December 31, 2021 and 2020 resulted in gross realized gains (losses) detailed below:

(In thousands)	2021	2020
Realized gains on investments	$120	$1,107
Realized losses on investments	(83)	(31)
	$37	$1,076

As of December 31, 2021 and December 31, 2020, securities with a fair value of $103.2 million and $96.4 million, respectively, were pledged to collateralize certain municipal deposit relationships.  As of the same dates, securities with a fair value of $9.4 million and $13.2 million were pledged against certain borrowing arrangements.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages.  The Company is not in the practice of investing in, or originating, these types of investments.

NOTE 5: LOANS

Major classifications of loans are as follows:

	December 31,	December 31,
(In thousands)	2021	2020
Residential mortgage loans:
1-4 family first-lien residential mortgages	$240,434	$227,185
Construction	6,329	6,681
Loans held-for-sale (1)	513	1,526
Total residential mortgage loans	247,276	235,392

Commercial loans:
Real estate	288,450	286,271
Lines of credit	61,884	49,103
Other commercial and industrial	69,135	78,629
Paycheck Protection Program loans	19,338	60,643
Tax exempt loans	5,811	7,166
Total commercial loans	444,618	481,812

Consumer loans:
Home equity and junior liens	31,737	38,624
Other consumer	110,108	70,905
Total consumer loans	141,845	109,529

Total loans	833,739	826,733
Net deferred loan fees	(1,280)	(1,238)
Less allowance for loan losses	(12,935)	(12,777)
Loans receivable, net	$819,524	$812,718

(1)

Based on ASC 948, Mortgage Banking, loans shall be classified as held-for-sale once a decision has been made to sell the loans and shall be transferred to the held-for-sale category at lower of cost or fair value.  At December 31, 2021, the loans under contract to be sold had a principal balance of $513,000.  These loans were transferred at their amortized cost of $513,000 as of December 31, 2021, as the fair value of these loans was greater than the amortized cost. At December 31, 2020, the loans under contract to be sold had a principal balance of $1.5 million.  These loans were transferred at their amortized cost of $1.5 million as of December 31, 2020, as the fair value of these loans was greater than the amortized cost.

Paycheck Protection Program (“PPP”)

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

Unaudited	For the years ended
(In thousands, except number of loans)	December 31, 2021	December 31, 2020
Number of PPP loans originated in the period	478	699
Funded balance of PPP loans originated in the period	$36,369	$75,352
Number of PPP loans forgiven in the period	796	136
Average balance of PPP loans in the period	$75,538	$91,328
Balance of PPP loans forgiven in the period	$77,054	$15,279
Deferred PPP fee income recognized in the period	$2,150	$938

(In thousands, except number of loans)	December 31, 2021	December 31, 2020
Unearned PPP deferred fee income at end of period	$716	$1,216

(In thousands, except number of loans)	Number	Balance
Total PPP loans originated since inception	1,177	$111,721
Total PPP loans forgiven since inception	932	$92,333
Total PPP loans remaining at December 31, 2021	256	$19,338

The Bank received $4.0 million in fees from the SBA associated with PPP lending activities during 2020 and 2021 and recognized $2.2 million and $900,000 of those fees in 2021 and 2020, respectively. Accordingly, $3.1 million in deferred fee income on a cumulative basis was subtracted from the carrying value of the PPP loans held in portfolio and the remaining $912,000 in deferred collected fees will be recognized in future periods.

CARES Act Section 4013 Loan Deferrals

Through December 31, 2020, the Bank granted payment deferral requests for an initial period of 90 days on 618 loans representing approximately $137.4 million of existing loan balances.  Upon the receipt of borrower requests, additional 90 day deferral periods were generally granted.  Consistent with industry regulatory guidance, borrowers that were granted COVID-19 related deferrals but were otherwise current on loan payments continued to have their loans reported as current loans during the agreed upon deferral period(s), accrue interest and not be accounted for as troubled debt restructurings. Of these granted deferrals, 303 loans, totaling $24.0 million, were residential mortgage or consumer loans.  At December 31, 2020, 265 residential and consumer loans, totaling $21.3 million, had returned to non-deferral status.  Of these granted deferrals, 315 loans, totaling $113.3 million, were commercial real estate or other commercial and industrial loans. At December 31, 2020, 291 commercial real estate or other commercial and industrial loans, totaling $98.9 million, had returned to non-deferral status. Therefore, at December 31, 2020, 38 residential mortgage and consumer loans, totaling $2.7 million and 24 commercial real estate and other commercial and industrial loans, totaling $14.4 million remained in deferral status.  These loans still in deferral status therefore totaled $17.1 million and represented 2.1% of all loans outstanding at December 31, 2020. After consultations with certain of these commercial loan borrowers, 11 loans, representing $8.3 million, were granted an additional 90 day deferral period beyond 180 days as of December 31, 2020.  These loans are included in the $17.1 million in loans still in deferred status at December 31, 2020.   On an extremely limited basis, additional deferral periods were granted subject to further analysis and discussion with specific borrowers.  To the extent that such modifications met the criteria previously described these loans were not classified as troubled debt restructurings nor classified as nonperforming at December 31, 2020.  Loans not granted additional deferral periods were categorized as nonaccrual loans if the borrowers failed to make the first scheduled payment following the end of the deferral period, or became seriously delinquent thereafter. During the course of 2021, all deferred loans were either returned to accrual status or appropriately characterized as nonaccrual as dictated by their repayment activities.  Therefore, the Company had no loans in deferral status at December 31, 2021.

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

In 2019, the Bank acquired eleven diverse pools of loans, originated by unrelated third parties.  There were four new pools added in 2021.

The following table summarizes the positions, held by the Bank in purchased loans at year end:

(In thousands, except number of loans)	December 31, 2021
	Original Balance	Current Balance	Unamortized Premium	Percent Owned	Number of Loans	Maturity Range	Cumulative net charge-offs
Residential real estate loans	4,300	4,100	257	100%	51	17-23 Years	-
Residential real estate loans	21,300	21,400	3,642	62%	900	19-25 years	-
Other commercial and industrial loans	6,800	3,900		100%	33	4-8 years	-
Commercial Line of Credit 1	11,600	7,100	26	5%	1	0-1 year	-
Commercial Line of Credit 2	10,500	9,300	35	28%	1	0-1 year	-
Home equity lines of credit	21,900	8,400	243	100%	187	2-28 years	-
Automobile loans	50,400	8,800	301	90%	855	0-5 years	239
Unsecured consumer loan pool 1	5,400	2,600		100%	66	3-5 years	-
Unsecured consumer loan pool 2	26,600	6,300	30	59%	1,438	1-3 years	42
Unsecured consumer loans pool 3	10,300	2,200	74	100%	1,356	0-6 years	296
Unsecured consumer loans pool 4	14,500	12,600	1,776	68%	563	15 years	-
Unsecured consumer loans pool 5	24,400	19,700	583	100%	756	Over 15 years	-
Unsecured consumer loans pool 6	22,200	22,100	2,785	100%	564	Over 15 years	-

(In thousands, except number of loans)	December 31, 2020
	Original Balance	Current Balance	Unamortized Premium	Percent Owned	Number of Loans	Maturity Range	Cumulative net charge-offs
Residential real estate loans	$4,300	$4,300	$273	100%	51	17-25 years	-
Other commercial and industrial loans	6,800	5,500	-	100%	39	5-9 years	-
Home equity lines of credit	21,900	13,900	309	100%	275	3-29 years	-
Automobile loans	50,400	17,000	602	90%	1,257	0-6 years	230
Unsecured consumer loan pool 1	5,400	3,600	-	100%	76	3-6 years	-
Unsecured consumer loan pool 2	26,600	15,400	63	59%	2,246	2-4 years	-
Unsecured consumer loans pool 3	10,300	5,500	138	100%	2,958	0-6 years	-
Unsecured consumer loans pool 4	14,500	14,500	2,124	68%	619	25 years	-

As of December 31, 2021 and December 31, 2020, residential mortgage loans with a carrying value of $123.2 million and $115.6 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

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

Real estate loans, including residential mortgages, commercial real estate loans and home equity, comprised 68% of the total loans held in the portfolio in 2021 and 2020, respectively.  Loans secured by real estate generally provide strong collateral protection and thus significantly reduce the inherent credit risk in the portfolio.

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

The following table presents the segments and classes of the loan portfolio summarized by the aggregate pass rating and the criticized and classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system:

	As of December 31, 2021
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$238,823	$269	$811	$531	$240,434
Construction	6,329	-	-	-	6,329
Loans held-for-sale	513	-	-	-	513
Total residential mortgage loans	245,665	269	811	531	247,276
Commercial loans:
Real estate	267,388	9,879	10,604	579	288,450
Lines of credit	54,408	4,036	3,387	53	61,884
Other commercial and industrial	56,719	3,907	8,321	188	69,135
Paycheck Protection Program loans	19,338	-	-	-	19,338
Tax exempt loans	5,811	-	-	-	5,811
Total commercial loans	403,664	17,822	22,312	820	444,618
Consumer loans:
Home equity and junior liens	30,740	133	606	258	31,737
Other consumer	109,979	44	77	8	110,108
Total consumer loans	140,719	177	683	266	141,845
Total loans	$790,048	$18,268	$23,806	$1,617	$833,739

	As of December 31, 2020
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$222,386	$1,151	$3,196	$452	$227,185
Construction	6,681	-	-	-	6,681
Loans held-for-sale	1,526	-	-	-	1,526
Total residential mortgage loans	230,593	1,151	3,196	452	235,392
Commercial loans:
Real estate	267,736	9,541	8,615	379	286,271
Lines of credit	40,733	5,132	3,154	84	49,103
Other commercial and industrial	65,441	4,770	8,153	265	78,629
Paycheck Protection Program loans	60,643	-	-	-	60,643
Tax exempt loans	7,166	-	-	-	7,166
Total commercial loans	441,719	19,443	19,922	728	481,812
Consumer loans:
Home equity and junior liens	37,926	54	411	233	38,624
Other consumer	70,502	104	218	81	70,905
Total consumer loans	108,428	158	629	314	109,529
Total loans	$780,740	$20,752	$23,747	$1,494	$826,733

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

An age analysis of past due loans, not including net deferred loan costs, segregated by portfolio segment and class of loans, for the years ended December 31, are detailed in the following tables:

	As of December 31, 2021
	30-59 Days	60-89 Days	90 Days
	Past Due	Past Due	and	Total		Total Loans
(In thousands)	and Accruing	and Accruing	Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$960	$416	$891	$2,268	$238,166	$240,434
Construction	-	-	-	-	6,329	6,329
Loans held-for-sale	-	-	-	-	513	513
Total residential mortgage loans	960	416	891	2,268	245,008	247,276
Commercial loans:
Real estate	1,735	1,029	4,379	7,143	281,307	288,450
Lines of credit	156	1,180	576	1,913	59,971	61,884
Other commercial and industrial	1,799	1,686	1,056	4,541	64,594	69,135
Paycheck Protection Program loans	-	-	-	-	19,338	19,338
Tax exempt loans	-	-	-	-	5,811	5,811
Total commercial loans	3,691	3,895	6,011	13,597	431,021	444,618
Consumer loans:
Home equity and junior liens	17	49	251	317	31,420	31,737
Other consumer	571	257	852	1,680	108,428	110,108
Total consumer loans	588	306	1,103	1,998	139,847	141,845
Total loans	$5,239	$4,617	$8,006	$17,862	$815,877	$833,739

	As of December 31, 2020
	30-59 Days	60-89 Days	90 Days
	Past Due	Past Due	and	Total		Total Loans
(In thousands)	and Accruing	and Accruing	Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,250	$570	$1,098	$2,918	$224,267	$227,185
Construction	-	-	-	-	6,681	6,681
Loans held-for-sale	-	-	-	-	1,526	1,526
Total residential mortgage loans	1,250	570	1,098	2,918	232,474	235,392
Commercial loans:
Real estate	480	913	2,511	3,904	282,367	286,271
Lines of credit	734	1,870	194	2,798	46,305	49,103
Other commercial and industrial	441	1,717	1,691	3,849	74,780	78,629
Paycheck Protection Program loans	170	-	-	170	60,473	60,643
Tax exempt loans	-	-	-	-	7,166	7,166
Total commercial loans	1,825	4,500	4,396	10,721	471,091	481,812
Consumer loans:
Home equity and junior liens	248	78	473	799	37,825	38,624
Other consumer	443	252	187	882	70,023	70,905
Total consumer loans	691	330	660	1,681	107,848	109,529
Total loans	$3,766	$5,400	$6,154	$15,320	$811,413	$826,733

Year-end nonaccrual loans, segregated by class of loan, were as follows:

	December 31,	December 31,
(In thousands)	2021	2020
Residential mortgage loans:
1-4 family first-lien residential mortgages	$891	$2,608
Total residential mortgage loans	891	2,608
Commercial loans:
Real estate	4,407	11,286
Lines of credit	629	194
Other commercial and industrial	1,261	6,498
Total commercial loans	6,297	17,978
Consumer loans:
Home equity and junior liens	252	473
Other consumer	852	274
Total consumer loans	1,104	747
Total nonaccrual loans	$8,292	$21,333

There were no loans past due ninety days or more and still accruing interest at December 31, 2021 or 2020.

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

The table below details loans that had been modified as TDRs for the year ended December 31, 2021.

	For the year ended December 31, 2021
(In thousands)	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Additional provision for loan losses
Commercial real estate loans	1	$675	$675	$-
Commercial and industrial loans	1	200	675	-
Residential mortgages	3	453	459	-
Consumer loans	1	443	504	-

The TDR's evaluated for impairment for the year ended December 31, 2021 have been classified as TDRs due to economic concessions granted, which include reductions in the stated interest rates or an extended maturity date that will result in a delay in payment from the original contractual maturity. One loan has been granted four deferrals and based on the known history of the borrower, Management has determined this loan to be a TDR.

The table below details loans that have been modified as TDRs for the year ended December 31, 2020.

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

The Company had no loans that had been modified as TDRs during the twelve months prior to December 31, 2021, which had subsequently defaulted during the year ended December 31, 2021.

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

Impaired Loans

The following table summarizes impaired loans information by portfolio class:

	December 31, 2021			December 31, 2020
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$666	$666	$-	$665	$665	$-
Commercial real estate	4,708	4,801	-	11,053	11,136	-
Commercial lines of credit	100	104	-	-	-	-
Other commercial and industrial	357	396	-	5,114	5,132	-
Home equity and junior liens	93	93	-	75	75	-
Other consumer	-	-	-	81	81	-

With an allowance recorded:
1-4 family first-lien residential mortgages	539	539	90	1,182	1,182	205
Commercial real estate	2,450	2,450	300	1,729	1,729	231
Commercial lines of credit	53	53	53	925	925	925
Other commercial and industrial	1,852	1,852	1,318	1,864	1,864	1,278
Home equity and junior liens	539	539	114	142	142	142
Other consumer	-	-	-	-	-	-

Total:
1-4 family first-lien residential mortgages	1,205	1,205	90	1,847	1,847	205
Commercial real estate	7,158	7,251	300	12,782	12,865	231
Commercial lines of credit	153	157	53	925	925	925
Other commercial and industrial	2,209	2,248	1,318	6,978	6,996	1,278
Home equity and junior liens	632	632	114	217	217	142
Other consumer	-	-	-	81	81	-
Totals	$11,357	$11,493	$1,875	$22,830	$22,931	$2,781

The following table presents the average recorded investment in impaired loans for years ended December 31:

(In thousands)	2021	2020
1-4 family first-lien residential mortgages	$1,439	$1,647
Commercial real estate	9,538	6,327
Commercial lines of credit	640	360
Other commercial and industrial	5,041	2,448
Home equity and junior liens	516	219
Other consumer	50	86
Total	$17,224	$11,087

The following table presents the cash basis interest income recognized on impaired loans for the years ended December 31:

(In thousands)	2021	2020
1-4 family first-lien residential mortgages	$62	$75
Commercial real estate	285	360
Commercial lines of credit	10	67
Other commercial and industrial	180	191
Home equity and junior liens	6	6
Other consumer	-	6
Total	$543	$705

NOTE 6: ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31, 2021 and 2020 and information pertaining to the allocation of the allowance for loan losses and balances of the allowance for loan losses and loans receivable based on individual and collective impairment evaluation by loan portfolio class at the indicated dates are summarized in the tables below.  An allocation of a portion of the allowance to a given portfolio class does not limit the Company’s ability to absorb losses in another portfolio class.

	December 31, 2021
	1-4 family
	first-lien				Other	Paycheck
	residential		Commercial	Commercial	commercial	Protection
(In thousands)	mortgage	Construction	real estate	lines of credit	and industrial	Program
Allowance for loan losses:
Beginning Balance	$931	$-	$4,776	$1,670	$2,992	$-
Charge-offs	(20)	-	(7)	(50)	(707)	-
Recoveries	-	-	-	69	1	-
Provisions (credits)	(39)	-	539	(754)	476	-
Ending balance	$872	$-	$5,308	$935	$2,762	$-
Ending balance: related to loans individually evaluated for impairment	$90	$-	$300	$53	$1,318	$-
Ending balance: related to loans collectively evaluated for impairment	$782	$-	$5,008	$882	$1,444	$-
Loans receivables:
Ending balance	$240,434	$6,329	$288,450	$61,884	$69,135	$19,338
Ending balance: individually evaluated for impairment	$1,205	$-	$7,158	$153	$2,209	$-
Ending balance: collectively evaluated for impairment	$239,229	$6,329	$281,292	$61,731	$66,926	$19,338

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated (1)	Total
Allowance for loan losses:
Beginning Balance	$1	$739	$1,123	$545	$12,777
Charge-offs	-	-	(240)	-	(1,024)
Recoveries	-	-	88	-	158
Provisions	2	35	326	438	1,022
Ending balance	$3	$774	$1,297	$983	$12,935
Ending balance: related to loans individually evaluated for impairment	$-	$114	$-	$-	$1,875
Ending balance: related to loans collectively evaluated for impairment	$3	$660	$1,297	$983	$11,060
Loans receivables:
Ending balance	$5,811	$31,737	$110,108	$513	$833,739
Ending balance: individually evaluated for impairment	$-	$632	$-	$-	$11,357
Ending balance: collectively evaluated for impairment	$5,811	$31,105	$110,108	$513	$822,382

(1)

The ending balance of the loans receivable for the unallocated portion of the allowance includes loans held-for-sale.  At December 31, 2021, the Bank had loans held-for-sale with a principal balance of $513,000. These loans were still part of the portfolio as of December 31, 2021.  Based on ASC 948, Mortgage Banking, loans shall be classified as held-for-sale once a decision has been made to sell the loans and shall be transferred to the held-for-sale category at lower of cost or fair value.

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

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation.  These qualitative factors, applied to each product class, make the evaluation inherently subjective, as it requires material estimates that may be susceptible to significant revision as more information becomes available.  Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan losses analysis and calculation.  As a result of the COVID-19 pandemic, the Company’s management extensively reviewed a broad array of econometric projections and the potential effect of changes in those projections on anticipated loan performance.  As a result, certain qualitative factors were substantially modified during 2021 in order to determine the adequacy of the allowance for loan losses during the year and at December 31, 2021.

The allocation of the allowance for loan losses summarized on the basis of the Company’s calculation methodology was as follows:

	December 31, 2021
	1-4 family
	first-lien				Other
	residential		Commercial	Commercial	commercial
(In thousands)	mortgage	Construction	real estate	lines of credit	and industrial
Specifically reserved	$90	$-	$300	$53	$1,319
Historical loss rate	82	-	2	25	227
Qualitative factors	700	-	5,006	857	1,217
Total	$872	$-	$5,308	$935	$2,762

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$114	$-	$-	$1,876
Historical loss rate	-	324	1,028	-	1,688
Qualitative factors	3	336	269	-	8,388
Other	-	-	-	983	983
Total	$3	$774	$1,297	$983	$12,935

	December 31, 2020
	1-4 family
	first-lien				Other
	residential		Commercial	Commercial	commercial
(In thousands)	mortgage	Construction	real estate	lines of credit	and industrial
Specifically reserved	$205	$-	$231	$925	$1,278
Historical loss rate	88	-	80	92	56
Qualitative factors	638	-	4,465	653	1,658
Total	$931	$-	$4,776	$1,670	$2,992

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$142	$-	$-	$2,781
Historical loss rate	-	325	863	-	1,504
Qualitative factors	1	272	260	-	7,947
Other	-	-	-	545	545
Total	$1	$739	$1,123	$545	$12,777

NOTE 7: SERVICING

Loans serviced for others are not included in the accompanying consolidated statements of condition.  At December 31, 2021 and 2020, the Bank serviced 493 and 501 residential mortgage loans for others, respectively. The unpaid principal balances of mortgage loans serviced for others were $51.1 million and $52.9 million at December 31, 2021 and 2020, respectively.  The balance of capitalized servicing rights included in other assets at December 31, 2021 and 2020, was $379,000 and $373,000, respectively.

The following summarizes mortgage servicing rights capitalized and amortized:

(In thousands)	2021	2020
Mortgage servicing rights capitalized	$72	$407
Mortgage servicing rights amortized	69	54

NOTE 8: PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31, is as follows:

(In thousands)	2021	2020
Land	$2,434	$2,454
Buildings	23,000	21,403
Furniture, fixtures and equipment	16,861	17,364
Construction in progress	548	500
	42,843	41,721
Less: Accumulated depreciation	21,184	19,457
	$21,659	$22,264

Depreciation expense in 2021 and 2020 was $1.8 million and $1.7 million, respectively.

NOTE 9:  FORECLOSED REAL ESTATE

The Company had no foreclosed real estate at December 31, 2021 and 2020.

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

Of the $4.5 million of goodwill carried on the Company’s books as of December 31, 2021, $3.8 million of this amount was due to prior periods acquisitions of bank branches and $696,000, initially and currently classified as an identifiable intangible asset, was due to the 2013 acquisition of the FitzGibbons Agency by Pathfinder Risk Management Company, Inc. and the 2015 acquisition of the Huntington Agency.

In 2020, the Company retained expert, independent consultants to evaluate the recorded goodwill for impairment. The Company updated those evaluations using internal modeling processes for the year ended December 31, 2021. The Company is permitted to assess market-based, prospective analyses and other qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than the carrying value. Based on the results of the assessments made by management, with prior input from the retained consultants, it was determined that the carrying value of goodwill in the amount of $4.5 million is not impaired as of December 31, 2021.

The identifiable intangible asset of $117,000  as of December 31, 2021 was due to the acquisition of the FitzGibbons and Huntington Agencies and represents the amortized carrying amount of the customer lists intangible. The weighted average remaining amortization period of this intangible asset is 4.2 years.

The gross carrying amount and annual amortization for this identifiable intangible asset are as follows:

	December 31,
(In thousands)	2021	2020
Gross carrying amount	$243	$243
Accumulated amortization	(126)	(110)
Net amortizing intangibles	$117	$133

The estimated amortization expense for each of the five succeeding years ended December 31, is as follows:

(In thousands)
2022	$16
2023	16
2024	16
2025	16
2026	16
Thereafter	37
Total	$117

NOTE 11: DEPOSITS

A summary of deposits at December 31 is as follows:

(In thousands)	2021	2020
Savings accounts	$131,176	$103,093
Time accounts	253,564	305,074
Time accounts in excess of $250,000	67,450	91,976
Money management accounts	16,124	15,650
MMDA accounts	256,963	227,970
Demand deposit interest-bearing	130,816	83,129
Demand deposit noninterest-bearing	191,858	162,057
Mortgage escrow funds	7,395	6,958
Total Deposits	$1,055,346	$995,907

At December 31, 2021, the scheduled maturities of time deposits are as follows:

(In thousands)
Year of Maturity:
2022	$185,868
2023	39,503
2024	6,212
2025	65,288
2026	21,763
Thereafter	2,380
Total	$321,014

In addition to deposits obtained from its business operations within its target market areas, the Bank also obtains brokered deposits through various programs administered by IntraFi Network and through other unaffiliated third-party financial institutions.

	At December 31,
	2021			2020
(In thousands)	Non-Brokered	Brokered	Total	Non-Brokered	Brokered	Total
Savings accounts	$131,176		$131,176	$103,093	$-	$103,093
Time accounts	135,804	117,760	253,564	135,101	169,973	305,074
Time accounts of $250,000 or more	67,450		67,450	91,976	-	91,976
Money management accounts	16,124		16,124	15,650	-	15,650
MMDA accounts	256,963		256,963	227,970	-	227,970
Demand deposit interest-bearing	90,771	40,045	130,816	83,129	-	83,129
Demand deposit noninterest-bearing	191,858		191,858	162,057	-	162,057
Mortgage escrow funds	7,395		7,395	6,958	-	6,958
Total Deposits	$897,541	$157,805	$1,055,346	$825,934	$169,973	$995,907

NOTE 12: BORROWED FUNDS

The composition of borrowings (excluding subordinated loans) at December 31 is as follows:

(In thousands)	2021	2020
Short-term:
FHLB advances	$12,500	$4,020
Total short-term borrowings	$12,500	$4,020
Long-term:
FHLB advances	$64,598	$78,030
Total long-term borrowings	$64,598	$78,030

The principal balances, interest rates and maturities of the outstanding long-term borrowings, all of which are at a fixed rate, at December 31, 2021 are as follows:

Term	Principal	Rates
(Dollars in thousands)
Advances with FHLB
Due within 1 year	$18,227	0.27 - 2.55%
Due within 2 years	12,006	0.34 - 3.17%
Due within 10 years	34,365	0.39-1.23%
Total advances with FHLB	$64,598
Total long-term fixed rate borrowings	$64,598

At December 31, 2021, scheduled repayments of long-term debt are as follows:

(In thousands)
2022	$18,227
2023	12,006
2024	15,413
2025	17,252
2026	1,700
Total	$64,598

The Company has access to FHLBNY advances, under which it can borrow at various terms and interest rates.  Residential mortgage loans with a carrying value of $123.2 million and FHLB stock with a carrying value of $4.2 million have been pledged by the Company under a blanket collateral agreement to secure the Company’s borrowings at December 31, 2021.  The total outstanding indebtedness under borrowing facilities with the FHLB cannot exceed the total value of the assets pledged under the blanket collateral agreement.  The Company has a $9.4 million line of credit available at December 31, 2021 with the Federal Reserve Bank of New York through its Discount Window and has pledged various corporate and municipal securities against the line. The Company has $15.0 million in lines of credit available with two other correspondent banks. $10.0 million of that line of credit is available on an unsecured basis and the remaining $5.0 million must be collateralized with investment securities. Interest on the lines is determined at the time of borrowing.

NOTE 13: SUBORDINATED LOANS

On October 14, 2020, the Company executed a private placement of $25.0 million of its 5.50% Fixed to Floating Rate non-amortizing Subordinated Loan (the “2020 Subordinated Loan”) to certain qualified institutional investors. The 2020 Subordinated Loan has a maturity date of October 15, 2030 and initially bears interest, payable semi-annually, at a fixed annual rate of 5.50% per annum until October 15, 2025.  Commencing on that date, the interest rate applicable to the outstanding principal amount due will be reset quarterly to an interest rate per annum equal to the then current three month Secured Overnight Financing Rate (SOFR) plus 532 basis points, payable quarterly until maturity. The Company may redeem the 2020 Subordinated Loan at par, in whole or in part, at its option, any time after October 15, 2025 (the first redemption date).  The 2020 Subordinated Loan is senior in the Company’s credit repayment hierarchy only to the Company’s common equity and preferred stock and, and any future senior indebtedness and is intended to qualify as Tier 2 capital for regulatory capital purposes for the Company.  The Company paid $783,000 in origination and legal fees as part of this transaction.  These fees will be amortized over the life of the 2020 Subordinated Loan through its first redemption date using the effective interest method, giving rise to an effective cost of funds of 6.22% from the issuance date calculated under this method.  Accordingly, interest expense related to this indebtedness of $1.5 million and $327,000 was recorded in the years ended December 31, 2021 and December 31, 2020, respectively.

The Company has a non-consolidated subsidiary trust, Pathfinder Statutory Trust II, of which the Company owns 100% of the common equity.  The Trust issued $5,000,000 of 30-year floating rate Company-obligated pooled capital securities of Pathfinder Statutory Trust II (“Floating-Rate Debentures”).  The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms.  The capital securities mature in 2037 and are treated as Tier 1 capital by the FDIC and FRB.  The capital securities of the trust are a pooled trust preferred fund of Preferred Term Securities VI, Ltd., whose interest rate resets quarterly, and are indexed to the 3-month LIBOR rate plus 1.65%.  These securities have a five-year call provision. The Company paid $94,000 and $124,000 in interest expense related to this issuance in 2021 and 2020, respectively. The Company guarantees all of these securities.

The Company's equity interest in the trust subsidiary is included in other assets on the Consolidated Statements of Financial Condition at December 31, 2021 and 2020.  For regulatory reporting purposes, the Federal Reserve has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them.

On October 15, 2015, the Company executed a $10.0 million non-amortizing Subordinated Loan (the 2015 Subordinated Loan) with an unrelated third party that was scheduled to mature on October 1, 2025. The Company had the right to prepay the 2015 Subordinated Loan on the first day of any calendar quarter after October 15, 2020 without penalty. The annual interest rate charged to the Company was 6.25% through the maturity date of the 2015 Subordinated Loan.  The 2015 Subordinated Loan was senior in the Company’s credit repayment hierarchy only to the Company’s common equity and preferred stock and, as a result, qualified as Tier 2 capital for all future periods when applicable.  The Company paid $172,000 in origination and legal fees as part of this transaction.  These fees were amortized over the life of the 2015 Subordinated Loan through its first call date using the effective interest method.  The effective cost of funds related to this transaction was 6.44% calculated under this method through October 15, 2020 and was 6.25% until the stated maturity date.  On April 1, 2021 the Company redeemed this $10.0 million non-amortizing subordinated loan. The terms of the Subordinated Loan required fixed interest payments at an annual interest rate of 6.25% after February 29, 2016 until the Loan’s scheduled maturity date. Interest expense, related to this borrowing, of $156,000 and $650,000 was recorded in the years ended December 31, 2021 and 2020, respectively.

The composition of subordinated loans at December 31 is as follows:

(In thousands)	2021	2020
Subordinated loans:
Junior subordinated debenture	$5,155	$5,155
Subordinated loans	$25,000	$35,000
Deferred Financing Charges	(592)	(755)
Total subordinated loans	$29,563	$39,400

The principal balances, interest rates and maturities of the subordinated loans at December 31, 2021 are as follows:

Term	Principal	Rates
(Dollars in thousands)
Subordinated loans:
Due within 9 years	$25,000	5.5%
Due within 16 years	5,155	3-Month Libor + 1.65%
Total subordinated loans	$30,155

At December 31, 2021, scheduled repayments of the subordinated loans:

(In thousands)
2022	$-
2023	-
2024	-
2025	25,000
Thereafter	5,155
Total	$30,155

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

The following tables set forth the changes in the plans’ benefit obligations, fair value of plan assets and the plans’ funded status as of December 31:

	Pension Benefits		Postretirement Benefits
(In thousands)	2021	2020	2021	2020
Change in benefit obligations:
Benefit obligations at beginning of year	$12,967	$11,892	$369	$414
Service cost	-	-	-	-
Interest cost	441	466	12	16
Plan participants' contribution	-	-	8	9
Actuarial (gain) loss	(389)	873	(19)	(25)
Benefits paid	(299)	(264)	(45)	(45)
Benefit obligations at end of year	12,720	12,967	325	369
Change in plan assets:
Fair value of plan assets at beginning of year	19,274	16,985	-	-
Actual return on plan assets	1,556	2,553	-	-
Benefits paid	(299)	(264)	(45)	(45)
Plan participants' contribution	-	-	8	9
Employer contributions	-	-	37	36
Fair value of plan assets at end of year	20,531	19,274	-	-
Funded (unfunded) status - asset (liability)	$7,811	$6,307	$(325)	$(369)

The funded status of the pension was recorded within other assets on the statement of condition.  The unfunded status of the postretirement plan is recorded within other liabilities on the statement of condition.

Amounts recognized in accumulated other comprehensive loss as of December 31 are as follows:

	Pension Benefits		Postretirement Benefits
(In thousands)	2021	2020	2021	2020
Net loss	$1,843	$2,743	$64	$87
Tax Effect	480	716	15	23
	$1,363	$2,027	$49	$64

Gains and losses in excess of 10% of the greater of the benefit obligation or the fair value of assets are amortized over the average remaining service period of active participants.

The Company utilized the actual projected cash flows of the participants in both plans for the years ended December 31, 2021 and December 31, 2020.  The following points address the approach taken.

1.

An analysis of the defined benefit pension plan’s expected future cash flows and high-quality fixed income investments currently available and expected to be available during the period to maturity of the pension benefits yielded a single discount rate of 3.71% at December 31, 2021.

2.

An analysis of the postretirement health plan’s expected future cash flows and high-quality fixed-income investments currently available and expected to be available during the period to maturity of the retiree medical benefits yielded a single discount rate of 3.71% at December 31, 2021.

3.

Each discount rate was developed by matching the expected future cash flows of the Bank to high quality bonds.  Every bond considered has earned ratings of at least AA by Fitch Group, AA by Standard & Poor’s, or Aa2 by Moody’s Investor Services.

The accumulated benefit obligation for the defined benefit pension plan was $12.7 million and $13.0 million at December 31, 2021 and 2020, respectively.  The postretirement plan had an accumulated benefit obligation of $325,000 and $369,000 at December 31, 2021 and 2020, respectively.

The significant assumptions used in determining the benefit obligations as of December 31, are as follows:

	Pension Benefits		Postretirement Benefits
	2021	2020	2021	2020
Weighted average discount rate	3.71%	3.45%	3.71%	3.45%
Rate of increase in future compensation levels	-	-	-	-

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plan.   The annual rates of increase in the per capita cost of covered medical and prescription drug benefits for future years were assumed to be 4.50% for 2021, gradually decreasing to 4.20% in 2025 and remain at that level thereafter.

The composition of the net periodic benefit plan (benefit) cost for the years ended December 31 is as follows:

	Pension Benefits		Postretirement Benefits
(In thousands)	2021	2020	2021	2020
Service cost	$-	$-	$-	$-
Interest cost	441	466	12	16
Expected return on plan assets	(1,146)	(1,094)	-	-
Amortization of transition obligation	-	-	-	-
Amortization of net losses	101	228	9	10
Amortization of unrecognized past service liability	-	-	(5)	(5)
Net periodic benefit plan (benefit) cost	$(604)	$(400)	$16	$21

The significant assumptions used in determining the net periodic benefit plan cost for years ended December 31, were as follows:

	Pension Benefits		Postretirement Benefits
	2021	2020	2021	2020
Weighted average discount rate	3.71%	3.45%	3.71%	3.45%
Expected long term rate of return on plan assets	5.25%	6.00%	-	-
Rate of increase in future compensation levels	-	-	-	-

The long term rate of return on assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes.  Equities and fixed income securities were assumed to earn real rates of return in the ranges of 6.0% to 8.0% and 3.0% to 5.0%, respectively.  The long-term inflation rate was estimated to be 2.5%.  When these overall return expectations are applied to the plan’s target allocation, the expected rate of return was determined to be in the range of 5.0% to 7.0%.  Management chose to use a 5.25% expected long-term rate of return in 2021 and a 5.25% expected long-term rate of return in 2022 reflecting current economic conditions and expected rates of return.  Based on the $20.5 million fair value of plan assets at December 31, 2021, each 50 basis point decrease in the expected long-term rate of return would reduce after tax net income at 2022 expected state and federal combined statutory tax rate of 26.1% by approximately $76,000.

The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit plan income during 2022 is $0.  The estimated amortization of the unrecognized transition obligation and actuarial loss for the postretirement health plan in 2022 is $7,000.  The expected net periodic benefit plan benefit for 2022 is estimated to be $589,000 for both retirement plans in aggregate.

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

Pension plan assets measured at fair value are summarized below:

	At December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Asset Category:
Mutual Funds - Equity
Large-cap value (a)	$-	$1,763	$-	$1,763
Large-cap Growth (b)	-	1,946	-	1,946
Large-cap Core (c)	-	1,234	-	1,234
Mid-cap Value (d)	-	475	-	475
Mid-cap Growth (e)	-	442	-	442
Mid-cap Core (f)	-	398	-	398
Small-cap Value (g)	-	222	-	222
Small-cap Growth (h)	-	533	-	533
Small-cap Core (i)	-	332	-	332
International Equity (j)	-	2,651	-	2,651
Equity -Total	-	9,996	-	9,996
Fixed Income Funds
Fixed Income - US Core (k)	-	2,380	-	2,380
Intermediate Duration (l)	-	4,249	-	4,249
Long Duration (m)	-	3,521	-	3,521
Fixed Income-Total	-	10,150	-	10,150
Cash Equivalents-Money market*	49	336	-	385
Total	$49	$20,482	$-	$20,531

	At December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Asset Category:
Mutual Funds - Equity
Large-cap value (a)	$-	$1,830	$-	$1,830
Large-cap Growth (b)	-	1,813	-	1,813
Large-cap Core (c)	-	1,194	-	1,194
Mid-cap Value (d)	-	356	-	356
Mid-cap Growth (e)	-	498	-	498
Mid-cap Core (f)	-	403	-	403
Small-cap Value (g)	-	261	-	261
Small-cap Growth (h)	-	684	-	684
Small-cap Core (i)	-	268	-	268
International Equity (j)	-	2,543	-	2,543
Equity -Total	-	9,850	-	9,850
Fixed Income Funds
Fixed Income - US Core (k)	-	2,497	-	2,497
Intermediate Duration (l)	-	3,746	-	3,746
Long Duration (m)	-	2,968	-	2,968
Fixed Income-Total	-	9,211	-	9,211
Cash Equivalents-Money market*	39	174	-	213
Total	$39	$19,235	$-	$19,274

*Includes cash equivalents investments in equity and fixed income strategies

a)	This category contains large-cap stocks with above-average yield. The portfolio typically holds between 60 and 70 stocks.
b)	This category seeks long-term capital appreciation by investing primarily in large growth companies based in the U.S.
c)	This fund tracks the performance of the S&P 500 index by purchasing the securities represented in the index in approximately the same weightings as the index.
d)	This category employs an indexing investment approach designed to track the performance of the CRSP US Mid-Cap Value Index.
e)	This category employs an indexing investment approach designed to track the performance of the CRSP US Mid-Cap Growth Index.
f)	This category seeks to track the performance of the S&P Midcap 400 Index.
g)	This category consists of a selection of investments based on the Russell 2000 Value Index.
h)	This category consists of a mutual fund invested in small capitalization growth companies along with a fund invested in a selection of investments based on the Russell 2000 Growth Index.
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

m)	This category consists of a fund that seeks to approximate the performance of the Barclays Capital US Corporate A or Better, 20+ Year Bullets Only Index over the long term.

For the fiscal year ending December 31, 2022, the Company expects to contribute approximately $36,000 to the postretirement plan.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from both retirement plans:

	Pension	Postretirement
(In thousands)	Benefits	Benefits	Total
Years ending December 31:
2022	$397	$36	$433
2023	471	24	495
2024	501	23	524
2025	563	22	585
2026	628	21	649
Thereafter	3,566	113	3,679

The Company also offers a 401(k) plan to its employees.  Contributions to this plan by the Company were $414,000 and $395,000 for 2021 and 2020, respectively.  In addition, the Company made $314,000 and $293,000 of safe harbor contributions to the plan in 2021 and 2020, respectively.

The Company maintains optional deferred compensation plans for its directors and certain executive officers, whereby fees and income normally received are deferred and paid by the Company based upon a payment schedule commencing between the ages of 65 and 70 and continuing monthly for 10 years. At December 31, 2021 and 2020, other liabilities include approximately $3.0 million and $3.0 million, respectively, relating to deferred compensation. Deferred compensation expense for the years ended December 31, 2021 and 2020 amounted to approximately $349,000 and $359,000, respectively.

To assist in the funding of the Company’s benefits under the supplemental executive retirement plan and deferred compensation plans, the Company is the owner of single premium life insurance policies on selected participants.  At December 31, 2021 and 2020, the cash surrender values of these policies were $23.4 million and $17.9 million, respectively.

The Bank adopted a Defined Contribution Supplemental Executive Retirement Plan (the “SERP”), effective January 1, 2014.  The SERP benefits certain key senior executives of the Bank who are selected by the Board to participate, including our named executive officers.  The SERP is intended to provide a benefit from the Bank upon retirement, death, disability or voluntary or involuntary termination of service (other than “for cause”), subject to the requirements of Section 409A of the Internal Revenue Code.  Accordingly, the SERP obligates the Bank to make a contribution to each executive’s account on the last business day of each calendar year.  In addition, the Bank, may, but is not required to, make additional discretionary contributions to the executive’s accounts from time to time.  All executives currently participating in the plan, including the named executive officers, are fully vested in the Bank’s contribution to the plan.  In the event the executive is terminated involuntarily or resigns for good reason within 24 months following a change in control, the Bank is required to make additional annual contributions the lesser of:  (1) three years or (2) the number of years remaining until the executive’s benefit age, subject to potential reduction to avoid an excess parachute payment under Code Section 280G.  In the event of the executive’s death, disability or termination within 24 months after a change in control, the executive’s account will be paid in a lump sum to the executive or his beneficiary, as applicable.  In the event the executive is entitled to a benefit from the SERP due to retirement or other termination of employment, the benefit will be paid either in a lump sum or in 10 annual installments as detailed in his or her participant agreement.  At December 31, 2021 and 2020, other liabilities included $578,000 and $928,000, respectively, accrued under this plan.

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

In October 2020, the board of directors of the Company approved the grant of 39,668 stock option awards to one senior officer.  The awards were split between incentive stock option awards and non-qualified stock option awards in accordance with applicable tax regulations that required that allocation of stock option distributions due to the aggregate value of the stock option awards vesting each year. The awards vest ratably over three years (approximately 33.3% per year for each year of the participant’s service with the Company) and will expire ten years from the date of the grant, or October 2030. The Black-Scholes model, for the 26,633 incentive stock option awards, used the following weighted average assumptions: risk-free rate of 0.45%; volatility factors of the expected market price of the Company’s common stock of 0.25; weighted average expected lives of the options of 6.0 years: cash dividend yield of 2.31%. The Black-Scholes model, for the 13,035 non-qualified stock option awards, used the following weighted average assumptions: risk-free rate of 0.44%; volatility factors of the expected market price of the Company’s common stock of 0.26; weighted average expected lives of the options of 5.9 years: cash dividend yield of 2.31%.  Based upon these assumptions, the weighted average fair value of the incentive stock options and the non-qualified stock options granted were $1.83 and $1.85, respectively.

Activity in the stock option plans is as follows:

	Options Outstanding		Shares Exercisable
	Number of	Weighted Average	Number of	Weighted Average
(Shares in thousands)	Shares	Exercise Price	Shares	Exercise Price
Outstanding at December 31, 2019	303	$10.51	191	$10.04
Granted	52	10.33	-	-
Newly vested	-	-	47	11.22
Exercised	(34)	-	(34)	-
Expired	(1)	11.35	-	-
Outstanding at December 31, 2020	320	$10.89	204	$10.91
Granted	-	$-	-	$-
Newly vested	-	-	59	10.97
Exercised	(53)	-	(53)	-
Expired	(3)	9.48	-	-
Outstanding at December 31, 2021	264	$10.98	210	$11.05

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options prior to the expiration date.  The intrinsic value can change based on fluctuations in the market value of the Company’s stock.  At December 31, 2021, the intrinsic value of the stock options was $1.6 million.  At December 31, 2020, the intrinsic value of the stock options was $190,000 .

At December 31, 2021, the average remaining contractual life of outstanding options and shares exercisable were 5.1 years and 5.9 years, respectively.

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

The compensation expense of the stock option awards and restricted stock units is based on the fair value of the instruments on the date of grant.  The Company recorded compensation expense in the amount of $241,000 and $300,000  in 2021 and 2020, respectively, and is expected to record $185,315, and $108,893 in 2022 and 2023.

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

The ESOP loan from the Company has a ten year term and is being repaid in equal payments of principal and interest under a fixed rate of interest equal to 3.25% which was the prime rate of interest on the date of the closing of the offering.  This ESOP loan from the Company, also referred to as an internally leveraged ESOP, does not appear as a liability on the Company’s consolidated statement of condition as of December 31, 2021 in accordance with ASC 718-40-25-9d.

In accordance with the payment of principal on the loan, a proportionate number of shares are allocated to the employees over the ten year time horizon of the loan.  Participants’ vesting interest in the shares of Company stock is at the rate of 20% per year. Compensation expense is recorded based on the number of shares released to the participants times the average market value of the Company’s stock over that same period.  Dividends on unallocated shares, recorded as compensation expense on the income statement, are made available to the participants' account. The Company recorded $397,000 and $294,000 in compensation expense in 2021 and 2020, respectively, including $21,000 and $24,000 for dividends on unallocated shares in these same time periods.  At December 31, 2021, there were 67,217 unearned ESOP shares with a fair value of $1.2 million.

NOTE 17: Income Taxes

The provision for income taxes for the years ended December 31, is as follows:

(In thousands)	2021	2020
Current	$3,018	$2,600
Deferred	481	(1,305)
	$3,499	$1,295

The provision for income taxes includes the following

(In thousands)	2021	2020
Federal Income Tax	$3,273	$1,093
State Tax	226	202
	$3,499	$1,295

The components of the net deferred tax asset (liability), included in other assets as of December 31, are as follows:

(In thousands)	2021	2020
Assets:
Deferred compensation	$983	$1,063
Allowance for loan losses	3,381	3,339
Postretirement benefits	85	96
Subordinated loan interest	19	25
Loan origination fees	335	324
Held-to-maturity securities	-	6
Stock-based compensation	80	108
Capital loss carryover	149	-
Cash flow hedges	138	342
Other	319	702
Total	5,489	6,005
Liabilities:
Prepaid pension	(2,041)	(1,648)
Investment securities	(151)	(296)
Depreciation	(1,902)	(1,860)
Accretion	(124)	(164)
Intangible assets	(1,004)	(1,004)
Mortgage servicing rights	(99)	(98)
Prepaid expenses and transaction fees	(91)	(115)
Total	(5,412)	(5,185)
	77	820
Less: deferred tax asset valuation allowance	(80)	-
Net deferred tax (liability) asset	$(3)	$820

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry back period.  A valuation allowance is provided when it is more likely than not that some portion, or all of the deferred tax assets, will not be realized.  In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income and the projected future level of taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible.  On the basis of this evaluation, as of December 31, 2021, a valuation allowance of $80,000 has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized.  The amount of the deferred tax asset considered realizable, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased.

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

During 2021, the Company disposed of an equity security investment that resulted in a capital loss.  Under current IRS law, capital losses are allowed to be carried back for a period of three years and carried forward five years.  The allowable portion that can be carried back will result in an approximate tax benefit of $56,000.  The Company believes that forecasted future capital gains make it likely that such capital losses will not be utilized in future periods, therefore, a valuation allowance has been provided on these capital losses at December 31, 2021.

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

In the first quarter of 2021, the Company filed amended New York State tax returns for 2015 through 2017 (the “carryback years”). The returns were amended from their original filings in order to file carryback claims utilizing New York State net operating losses generated under New York State tax law in 2018.  As a result, the Company received $316,000 in tax refunds from New York State for taxes previously paid in the carryback years.  This refund was applied to the effective tax rate of the Company in 2020 in accordance with GAAP.

In 2021, the Company’s effective tax rate was 22.4%, as compared to 15.9% in 2020.  A reconciliation of the federal statutory income tax rate to the effective income tax rate for the years ended December 31, is as follows:

	2021	2020
Federal statutory income tax rate	21.0%	21.0%
State tax, net of federal benefit	1.2	2.0
Tax-exempt interest income	(0.6)	(0.9)
Increase in value of bank owned life insurance less premiums paid	(0.7)	(1.1)
Change in valuation allowance	0.5	(1.6)
NYS net operating loss carryback filing receivable, net of federal benefit	-	(3.8)
Other	0.5	(0.1)
Effective income tax rate - Pathfinder Bancorp, Inc.	21.9%	15.5%
Minority interest	0.5	0.4
Effective income tax rate	22.4%	15.9%

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

At December 31, 2021 and 2020, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
(In thousands)	2021	2020
Commitments to grant loans	$93,364	$58,217
Unfunded commitments under lines of credit	136,749	102,404
Unfunded commitments related to construction loans in progress	12,308	6,103
Standby letters of credit	2,735	2,450

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include residential real estate and income-producing commercial properties.  Loan commitments outstanding at December 31, 2021 with variable interest rates and fixed interest rates were to approximately $222.2 million and $22.9 million, respectively.  These outstanding loan commitments carry current market rates.

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

NOTE 19: Dividends and Restrictions

The Company's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Company.  In addition to state law requirements and the capital requirements discussed in Note 20, regulatory matters, regulations and policies limit the circumstances under which the Bank may pay dividends.  The amount of retained earnings legally available under these regulations approximated $27.4 million as of December 31, 2021.  Dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.  The Bank made no dividend payments to the Company in the years ended December 31, 2021, December 31, 2020 or December 31, 2019.

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its banking operations.  This strong capital position serves to support growth and expansion activities while at the same time exceeding regulatory standards.  At December 31, 2021, the Bank met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 8%, Tier 1 common equity exceeding 6.5%, and a total risk-based capital ratio exceeding 10%.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The buffer is separate from the capital ratios required under the Prompt Corrective Action (“PCA”) standards. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum levels of the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity.  The capital conservation buffer requirement is now fully implemented at 2.5% of risk-weighted assets.  At December 31, 2021, the Bank exceeded all regulatory required minimum capital ratios, including the capital buffer requirements.

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies developed a “Community Bank Leverage Ratio” (the ratio of a bank's tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies had set the Community Bank Leverage Ratio at 9%. Pursuant to the CARES Act, the federal banking agencies issued final rules to set the Community Bank Leverage Ratio at 8% beginning in the second quarter of 2020 through the end of 2020. In 2021, the Community Bank Leverage Ratio increased to 8.5% for the calendar year. Community banks had until January 1, 2022, before the Community Bank Leverage Ratio requirement returned to 9%. A financial institution can elect to be subject to this new definition. The new rule took effect on January 1, 2020. The Bank did not elect to become subject to the Community Bank Leverage Ratio.

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

As of December 31, 2021, the Bank’s most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well-capitalized”, under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized”, the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

As noted above, the regulations also impose a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The buffer is separate from the capital ratios required under the Prompt Corrective Action (“PCA”) standards and imposes restrictions on dividend distributions and discretionary bonuses. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum levels of the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity.  The capital conservation buffer requirement is now fully implemented at 2.5% of risk-weighted assets. At December 31, 2021, the Bank exceeded all regulatory required minimum capital ratios, including the capital buffer requirements.

The Bank’s actual capital amounts and ratios as of December 31, 2021 and 2020 are presented in the following table.

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be "Well-Capitalized" Under Prompt Corrective Provisions		Minimum for Capital Adequacy With Buffer
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021:
Total Core Capital (to Risk-Weighted Assets)	$129,166	15.19%	$68,013	8.00%	$85,016	10.00%	$89,266	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$118,511	13.94%	$51,009	6.00%	$68,013	8.00%	$72,263	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$118,511	13.94%	$38,257	4.50%	$55,260	6.50%	$59,511	7.00%
Tier 1 Capital (to Assets)	$118,511	9.52%	$49,804	4.00%	$62,255	5.00%	$62,255	5.00%
As of December 31, 2020:
Total Core Capital (to Risk-Weighted Assets)	$115,289	13.13%	$70,270	8.00%	$87,838	10.00%	$92,230	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$104,287	11.87%	$52,703	6.00%	$70,270	8.00%	$74,662	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$104,287	11.87%	$39,527	4.50%	$57,095	6.50%	$61,487	7.00%
Tier 1 Capital (to Assets)	$104,287	8.63%	$48,314	4.00%	$60,392	5.00%	$60,392	5.00%

The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary bank that supports growth and expansion activities while at the same time exceeding regulatory standards.  At December 31, 2021, the Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.

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

NOTE 21: INTEREST RATE DERIVATIVE

The Company is exposed to certain risks from both its business operations and changes in economic conditions.  As part of managing interest rate risk, the Company enters into standardized interest rate derivative contracts (designated as hedging agreements) to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate hedging agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate hedging agreements are generally entered into with counterparties that meet established credit standards and the agreements contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material at December 31, 2021.  Interest rate hedging agreements are recorded at fair value as other assets or liabilities.  The Company had no material derivative contracts not designated as hedging agreements at December 31, 2021 or December 31, 2020.

As a result of interest rate fluctuations, fixed-rate assets and liabilities will appreciate or depreciate in fair value. When effectively hedged, this appreciation or depreciation will generally be offset by changes in the fair value of derivative instruments that are linked to the hedged assets and liabilities. This strategy is referred to as a fair value hedge. In a fair value hedge, the fair value of the derivative (the interest rate hedging agreement) and changes in the fair value of the hedged item are recorded in the Company’s Consolidated Statements of Condition with the corresponding gain or loss recognized in current earnings.  The difference between changes in the fair value of the interest rate hedging agreements and the hedged items represents hedge ineffectiveness and is recorded as an adjustment to the interest income or interest expense of the respective hedged item.

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

Interest rate swaps involve the receipt of variable (or fixed) amounts from a counterparty in exchange for the Company making fixed (or variable) payments over the life of the agreements without the exchange of the underlying notional amount.  An interest rate cap is a type of interest rate derivative in which the buyer receives payments at the end of each contractual period in which the index interest rate exceeds the contractually agreed upon strike price rate. The purchaser of a cap contract will continue to benefit from any rise in interest rates above the strike price. Similarly, an interest rate floor is a derivative contract in which the buyer receives payments at the end of each period in which the interest rate is below the agreed strike price. The purchaser of a floor contract will continue to benefit from any rise in interest rates above the strike price.

As of December 31, 2021 and 2020, the following amounts were recorded on the Consolidated Statements of Condition related to the cumulative basis adjustments for fair value hedges:

(In thousands)	Carrying Amount of the Hedged Assets at December 31, 2021	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets at December 31, 2021	Carrying Amount of the Hedged Assets at December 31, 2020	Cumulative Amount of Fair Value Hedging Adjustment Included in The Carrying Amount of the Hedged Assets at December 31, 2020
Line item on the balance sheet in which the hedged item is included:
Loans receivable (1)	$-	$-	$12,944	$53
Available-for-sale securities (2)	$61,808	$(1,308)	$17,055	$(191)
Loans receivable (3)	$41,651	$(152)	$-	$-
(1)

These amounts include the amortized historical cost basis of a specific loan pool designated as the underlying asset for the hedging relationship in which the hedged item is the underlying asset's amortized cost (last layer) projected to be remaining at the end of the contractual term of the hedging instrument.  The hedging instrument matured in April of 2021 and is no longer a component of the Company's Consolidated Statement of Condition at December 31, 2021.  The amount of the designated hedged item was $9.2 million and the fair value of the hedging instrument resulted in a net liability position of $53,000, recorded by the Company in other liabilities at December 31, 2020. The Company’s participation in the fair value hedge had an immaterial effect on recorded interest income for the three and twelve months ended December 31, 2021 and 2020.

(2)

These amounts represent the amortized cost basis of specifically identified municipal securities designated as the underlying assets for the hedging relationship. The notional amount of the designated hedge was $52.0 million and $16.3 million at December 31, 2021 and December 31, 2020, respectively.  The fair value of the derivative recorded in other assets resulted in a net asset position of $1.3 million and $191,000 at December 31, 2021 and December 31, 2020, respectively. at December 31, 2020.  The Company’s participation in the fair value hedge had an immaterial effect on recorded interest income for the three and twelve months ended December 31, 2021 and 2020.

(3)

These amounts include the amortized cost of a specific loan pool designated as the underlying asset for the hedging relationship in which the hedged item is the underlying asset's amortized cost projected to be remaining at the end of the contractual term of the hedging instrument.  The amount of the designated hedged item was $20.5 million at December 31, 2021.  The Company did not have this derivative agreement in place at December 31, 2020.  At December 31, 2021, the fair value of the derivative resulted in a net asset position of $152,000, recorded in other assets.  The Company’s participation in the fair value hedge had an immaterial effect on recorded interest income for the three and twelve months ended December 31, 2021 and 2020.

In February 2020, the Company entered into an interest rate cap contract, designated as a cash flow hedging transaction at its inception, in the notional amount of $40.0 million, intended to reduce the Company’s exposure to potential rises in short-term interest rates above the contractual level.  The Company paid $228,000 in a one-time premium for the cap contract and has no further contractual obligations to the contractual counterparty over the remaining life of the contract.  The premium was expected to be amortized ratably over the contractual term of the cap contract, which matures in February 2023.  In September of 2021, the Company determined that the specific underlying funding stream, for which the interest rate cap was originally intended to hedge, was no longer going to be a continuing component of the Bank’s overall funding strategies.  Therefore, although the cap contract continues to remain in force, it will no longer be considered to be a hedge against any specific funding liability. Therefore under ASC 815, the Company has determined to re-designate the cap as a free-standing derivative and mark the fair value of the cap to market during each reporting period through earnings until the cap’s contractual maturity date.  The changes in the expected future funding requirements of the Company occurred primarily as a result of the unprecedented, and previously unpredictable, measures undertaken by central banking authorities in response to the COVID-19 pandemic.  The re-designation of the interest rate cap contract to a free-standing derivative resulted in the recognition of a $157,000 increase in interest expense in the third quarter of 2021.  As a free-standing derivative, future changes in the fair value of this Cap contract, until its maturity date, will be recognized through earnings as an adjustment to interest expense.

In March 2020, the Bank entered into an interest rate swap contract with an unaffiliated counterparty that will expire in March 2023.  The contract was designated as a cash flow hedging transaction at its inception.  The notional amount of the swap was and remains $40.0 million and the Bank will pay a fixed rate of 1.39% to the counterparty and receive a variable payment equivalent to the published three-month LIBOR index rate to be paid by the swap counterparty through the expiration date of the contract.  The hedged instrument is a planned series of 90-day revolving borrowings totaling $40.0 million that will be obtained in the brokered certificate of deposit market.

The following table shows the pre-tax losses of the Company’s derivatives designated as cash flow hedges in other comprehensive income at December 31:

(In thousands)	2021	2020
Cash flow hedges:
Total unamortized premium	$-	$204
Fair market value adjustment interest rate cap	-	(197)
Total unamortized cap	-	7
Fair market value adjustment interest rate swap	(387)	(1,111)
Total loss in comprehensive income	$(387)	$(1,308)

	For the years ended
(In thousands)	December 31, 2021	December 31, 2020
Balance as of December 31:	$(1,308)	$-
Amount of gains (losses) recognized in other comprehensive income	921	(1,308)
Losses in other comprehensive income:	$(387)	$(1,308)

The amounts of hedge ineffectiveness, recognized during the year ended December 31, 2021, and December 31, 2020, for cash flow hedges were not material to the Company’s Consolidated Statements of Income. A portion of, or the entire amount included in accumulated other comprehensive loss would be reclassified into current earnings should a portion of, or the entire hedge, no longer be considered effective.  Management believes that the hedges will remain fully effective during the remaining term of the respective hedging contracts.  The changes in the fair values of the interest rate hedging agreements primarily result from the effects of changing index interest rates and the reduction of the time each quarter between the measurement date and the contractual maturity date of the hedging instrument.

The Company manages its potential credit exposure on interest rate swap transactions by entering into a bilateral credit support agreements with each counterparty.  These agreements require collateralization of credit exposures beyond specified minimum threshold amounts.  The Company posted cash in an interest earning escrow account in the amount of $1.6 million under collateral arrangements to satisfy collateral requirements associated with the interest rate swap contract.`

NOTE 22: Fair Value MEASUREMENTS AND DISCLOSURES

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

The Company holds two corporate investment securities with an aggregate amortized historical cost of $4.1 million and an aggregate fair market value of $4.5 million as of December 31, 2021. The securities had a valuation that is determined using published net asset values (NAV) derived by an analysis of the security’s underlying assets. The securities are comprised primarily of broadly-diversified real estate loans and are traded in secondary markets on an infrequent basis. While these securities are redeemable through tender offers made by their respective issuers, the liquidation value of the securities may be below their stated NAVs and also subject to restrictions as to the amount of securities that can be redeemed at any single scheduled redemption. The Company anticipates that these securities will be redeemed by their respective issuers on indeterminate future dates as a consequence of the ultimate liquidation strategies employed by the management of these investments.

The Company holds one equity security investment, with an aggregate value of $677,000 at December 31, 2021, valued utilizing readily available market pricing (Level 1) observed from active trading on major national stock exchanges.

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

The following tables summarize assets measured at fair value on a recurring basis as of December 31, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	December 31, 2021
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$32,273	$-	$32,273
State and political subdivisions	-	39,199	-	39,199
Corporate	-	9,630	-	9,630
Asset backed securities	-	13,613	-	13,613
Residential mortgage-backed - US agency	-	22,164	-	22,164
Collateralized mortgage obligations - US agency	-	12,285	-	12,285
Collateralized mortgage obligations - Private label	-	56,731	-	56,731
Total	-	185,895	-	185,895
Corporate measured at NAV	-	-	-	4,497
Total available-for-sale securities	$-	$185,895	$-	$190,392

Marketable equity securities	$677	$-	$-	$677

Interest rate swap derivative fair value hedge	$-	$(152)	$-	$(152)

Interest rate swap derivative cash flow hedge	$-	$(387)	$-	$(387)

	December 31, 2020
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$6,416	$-	$6,416
State and political subdivisions	-	23,753	-	23,753
Corporate	-	9,943	-	9,943
Asset backed securities	-	8,607	-	8,607
Residential mortgage-backed - US agency	-	25,211	-	25,211
Collateralized mortgage obligations - US agency	-	26,464	-	26,464
Collateralized mortgage obligations - Private label	-	24,936	-	24,936
Total	-	125,330	-	125,330
Corporate measured at NAV	-	-	-	2,725
Total available-for-sale securities	$-	$125,330	$-	$128,055

Marketable equity securities	$1,850	$-	$-	$1,850

Interest rate swap derivative fair value hedge	$-	$(244)	$-	$(244)

Interest rate swap derivative cash flow hedge	$-	$(1,308)	$-	$(1,308)

The following tables summarize assets measured at fair value on a nonrecurring basis as of December 31, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	December 31, 2021
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$4,182	$4,182

	December 31, 2020
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$14,701	$14,701

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2021
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 30% (15%)
	(Sales Approach)	Costs to Sell	7% - 14% (10%)
Discounted Cash Flow

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2020
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 25% (18%)
	(Sales Approach)	Costs to Sell	7% - 13% (12%)
Discounted Cash Flow

The Company held one equity security investment, with a fair value of $677,000, determined using Level 1 inputs at December 31, 2021. At December 31, 2020, the Company held two equity security investments with a fair value of $1.9 million.

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

Borrowings – Fixed/variable term structures are valued using a replacement cost of funds approach.  These borrowings are discounted to the FHLBNY advance curve.  Option structured borrowings’ fair values are determined by the FHLB for borrowings that include a call or conversion option.  If market pricing is not available from this source, current market indications from the FHLBNY are obtained and the borrowings are discounted to the FHLBNY advance curve less an appropriate spread to adjust for the option. These measurements are classified as Level 2 within the fair value hierarchy.

Subordinated loans – The Company secures quotes from its pricing service based on a discounted cash flow methodology or utilizes observations of recent highly-similar transactions which result in a Level 2 classification.

The carrying amounts and fair values of the Company’s financial instruments as of December 31 are presented in the following table:

		December 31, 2021		December 31, 2020
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$37,149	$37,149	$43,464	$43,464
Investment securities - available-for-sale	2	185,895	185,895	125,330	125,330
Investment securities - available-for-sale	NAV	4,497	4,497	2,725	2,725
Investment securities - marketable equity	1	677	677	1,850	1,850
Investment securities - held-to-maturity	2	160,923	162,805	171,224	174,935
Federal Home Loan Bank stock	2	4,189	4,189	4,390	4,390
Net loans	3	819,524	819,721	812,718	816,626
Accrued interest receivable	1	4,520	4,520	4,549	4,549
Interest rate swap derivative fair value hedges	2	1,308	1,308	191	191

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$694,089	$694,089	$598,683	$598,683
Time Deposits	2	361,257	360,680	397,224	398,863
Borrowings	2	77,098	76,957	82,050	84,065
Subordinated loans	2	29,563	30,627	39,400	39,416
Accrued interest payable	2	106	106	193	193
Interest rate swap derivative fair value hedges	2	152	152	244	244
Interest rate swap derivative cash flow hedges	2	387	387	1,308	1,308

NOTE 23: Parent Company – Financial Information

The following represents the condensed financial information of Pathfinder Bancorp, Inc. as of and for the years ended December 31:

Statements of Condition	2021	2020
(In thousands)
Assets
Cash	$13,633	$26,213
Investments	677	682
Investment in bank subsidiary	122,241	106,986
Investment in non-bank subsidiary	155	155
Other assets	4,216	3,975
Total assets	$140,922	$138,011
Liabilities and Shareholders' Equity
Accrued liabilities	$722	$889
Subordinated loans	29,564	39,400
Shareholders' equity	110,636	97,722
Total liabilities and shareholders' equity	$140,922	$138,011

Statements of Income	2021	2020
(In thousands)
Income
Dividends from non-bank subsidiary	$3	$3
Dividends from marketable equity security	20	13
Gain (loss) on marketable equity securities	(5)	413
Operating, net	116	107
Total income	134	536
Expenses
Interest	1,790	1,100
Operating, net	705	629
Total expenses	2,495	1,729
Loss before taxes and equity in undistributed net income of subsidiaries	(2,361)	(1,193)
Tax benefit	527	261
Loss before equity in undistributed net income of subsidiaries	(1,834)	(932)
Equity in undistributed net income of subsidiaries	14,241	7,882
Net income	$12,407	$6,950

Statements of Cash Flows	2021	2020
(In thousands)
Operating Activities
Net Income	$12,407	$6,950
Equity in undistributed net income of subsidiaries	(14,241)	(7,882)
Stock based compensation and ESOP expense	617	570
Amortization of deferred financing from subordinated loan	163	55
Net change in other assets and liabilities	(298)	(166)
Net cash flows from operating activities	(1,352)	(473)
Investing Activities
Capital contributed to wholly-owned bank subsidiary	-	(10,000)
Purchase of premises and equipment	(143)	(824)
Net cash flows from investing activities	(143)	(10,824)
Financing activities
Proceeds from exercise of stock options	551	223
Proceeds from subordinated debt offering	-	25,000
Payments on redemption of subordinated debt	(10,000)	-
Issuance costs of subordinated loan	-	(783)
Cash dividends paid to common shareholders	(1,227)	(1,137)
Cash dividends paid to non-voting common shareholders	(194)	-
Cash dividends paid to preferred shareholders	(180)	(277)
Cash dividends paid on warrants	(35)	(30)
Net cash flows from financing activities	(11,085)	22,996
Change in cash and cash equivalents	(12,580)	11,699
Cash and cash equivalents at beginning of year	26,213	14,514
Cash and cash equivalents at end of year	$13,633	$26,213

NOTE 24:  RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”).  None of the related party loans were classified as nonaccrual, past due, restructured, or potential problem loans at December 31, 2021 or 2020.

The following represents the activity associated with loans to related parties during the year ended December 31, 2021:

(In thousands)	2021	2020
Balance at the beginning of the year	$22,445	$19,301
Originations and related party additions	8,007	5,134
Principal payments and related party removals	(8,025)	(1,990)
Balance at the end of the year	$22,427	$22,445

Deposit accounts of each related party at December 31, 2021 and December 31, 2020 were $18.4 million and $12.5 million, respectively.

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

Concurrent with the completion of the offering, shares of common stock of the Company owned by the public were exchanged for shares of the Company’s common stock so that the shareholders now own approximately the same percentage of the Company’s common stock as they owned of the former Pathfinder’s common stock immediately prior to the Conversion.  Shareholders of the former Pathfinder received 1.6472 shares of the Company’s common stock for each share of the former Pathfinder’s common stock that they owned immediately prior to completion of the transaction.    As a result of the offering and the exchange of shares, the Company had 4,353,850 shares outstanding at December 31, 2014.  The Company has 5,983,467  and 4,531,383 common shares outstanding at December 31, 2021 and December 31, 2020, respectively.

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

	For the years ended December 31, 2021
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available-for- Sale Securities	Unrealized Losses on Derivatives and Hedging Activities	Unrealized Loss on Securities Transferred to Held-to- Maturity	Total
Beginning balance	$(2,093)	$837	$(966)	$(14)	$(2,236)
Other comprehensive income before reclassifications	603	(395)	680	16	904
Amounts reclassified from AOCI	78	(14)	-	-	64
Ending balance	$(1,412)	$428	$(286)	$2	$(1,268)

	For the years ended December 31, 2020
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Available-for- Sale Securities	Unrealized Losses on Derivatives and Hedging Activities	Unrealized Loss on Securities Transferred to Held-to- Maturity	Total
Beginning balance	$(2,717)	$(216)	$-	$(38)	$(2,971)
Other comprehensive income before reclassifications	451	1,737	(966)	24	1,246
Amounts reclassified from AOCI	173	(684)	-	-	(511)
Ending balance	$(2,093)	$837	$(966)	$(14)	$(2,236)

The following table presents the amounts reclassified out of each component of AOCI for the indicated annual period:

(In thousands)	For the years ended
Details about AOCI[1] components	December 31, 2021	December 31, 2020	Affected Line Item in the Statement of Income
Retirement plan items
Retirement plan net losses recognized in plan expenses[2]	$(105)	$(234)	Salaries and employee benefits
	27	61	Provision for income taxes
	$(78)	$(173)	Net Income

Available-for-sale securities
Realized gain on sale of securities	$19	$926	Net gains on sales and redemptions of investment securities
	(5)	(242)	Provision for income taxes
	$14	$684	Net Income

(1)	Amounts in parentheses indicates debits in net income.
(2)	These items are included in net periodic pension cost.

See Note 14 for additional information.

NOTE 27: NONINTEREST INCOME

The Company has included the following table regarding the Company’s noninterest income for the periods presented.

	For the years ended
(In thousands)	December 31, 2021	December 31, 2020
Service fees
Insufficient funds fees	$888	$871
Deposit related fees	393	373
ATM fees	183	151
Total service fees	1,464	1,395
Fee Income
Insurance commissions	1,048	955
Investment services revenue	399	303
ATM fees surcharge	227	213
Banking house rents collected	243	235
Total fee income	1,917	1,676
Card income	-	-
Debit card interchange fees	923	771
Merchant card fees	73	70
Total card income	996	841
Mortgage fee income and realized gain on sale of loans and foreclosed real estate
Loan servicing fees	246	361
Net gains on sales of loans and foreclosed real estate	313	1,179
Total mortgage fee income and realized gain on sale of loans and foreclosed real estate	559	1,540
Total	4,936	5,452
Earnings and gain on bank owned life insurance	559	460
Net gains on sales and redemptions of investment securities	37	1,076
Gains (losses) on marketable equity securities	382	(629)
Gain on sales of premises and equipment	201	-
Other miscellaneous income	116	96
Total noninterest income	$6,231	$6,485

The following is a discussion of key revenues within the scope of ASC 606:

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

The components of lease expense are as follows:

	For the years ended
(In thousands)	December 31, 2021	December 31, 2020
Operating lease cost	$226	$241
Finance lease cost	81	80

Supplemental cash flow information related to leases was as follows:

	For the years ended
(In thousands)	December 31, 2021	December 31, 2020
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$207	$221
Operating cash flows from finance leases	81	80
Financing cash flows from finance leases	72	71

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rate)	December 31, 2021	December 31, 2020
Operating Leases:
Operating lease right-of-use assets	$2,136	$2,240
Operating lease liabilities	$2,440	$2,525

Finance Leases:
Financial Liability	$596	$587

Weighted Average Remaining Lease Term:
Operating Leases	18	19.08 years
Finance Leases	27	28.42 years

Weighted Average Discount Rate:
Operating Leases	3.73%	3.73%
Finance Leases	13.75%	13.75%

Maturities of lease liabilities were as follows:

Years Ending December 31,
(In thousands)
2022	$115
2023	118
2024	118
2025	126
2026	133
Thereafter	2,427
Total minimum lease payments	$3,037

The Company owns certain properties that it leases to unaffiliated third parties at market rates. Lease rental income was $235,000 and $235,000 for the years ended December 31, 2021 and 2020, respectively.   All lease agreements are accounted for as operating leases.

NOTE 29: COVID-19

In early January 2020, the World Health Organization (the “WHO”) issued an alert that a novel coronavirus outbreak was emanating from Wuhan, Hubei Province in China. Over the course of the next several weeks, the outbreak continued to spread to various regions of the world, prompting the WHO to declare COVID-19 a global pandemic on March 11, 2020.   In the United States, by the end of March 2020, the rapid spread of the COVID-19 virus invoked various Federal and New York State authorities to make emergency declarations and issue executive orders to limit the spread of the disease.  Measures included restrictions on international and domestic travel, limitations on public gatherings, implementation of social distancing and sanitization protocols, school closings, orders to shelter in place and mandates to close all non-essential businesses to the public.  To widely varying degrees, largely dependent upon the level of regional and national outbreaks and the resultant levels of capacity constraints on available medical resources, these very substantial mandated curtailments of social and economic activity were relaxed globally in the third and fourth quarters of 2020.  However, within various time periods during 2021 that extended into early 2022, the number of reported positive cases in the United States spiked to very high levels due to the emergence of new variants of the virus.   At the date of this filing, the majority of the United States, including the areas in which the Company has its operations, have returned to substantively normal business and social activities.

As a result of the initial and continuing outbreak, and governmental responses thereto, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.  The Company has many employees working remotely and has significantly reduced physical customer contact with employees and other customers.  Initially, branch activities were limited to drive-thru transactions whenever possible, teleconferencing and in-branch “appointments only” services.  The Bank’s branches were made fully accessible to the public in the early fall of 2020, but remained in strict compliance with all applicable social distancing and sanitization guidelines.  Since the start of the pandemic, transactional volume has also increased through the Bank’s telephone, mobile and internet banking channels.  We will take further actions, focused on safety, as may be required by government authorities or that we determine to be in the best interests of our employees, customers and business partners.

Concerns about the spread of the disease and its anticipated negative impact on economic activity, severely disrupted both domestic and international financial markets prompting the world’s central banks to inject significant amounts of monetary stimulus into their respective economies. In the United States, the Federal Reserve System’s Federal Open Market Committee, swiftly cut the target Federal Funds rate to a range of 0% to 0.25%, where it remained as of December 31, 2021.  In addition, the Federal Reserve initiated various market support programs to ease the stress on financial markets.  This significant reduction in short-term interest rates has reduced, and will continue to reduce, the Bank’s cost of funds and interest earning-asset yields.  The long-term effects of the current interest rate environment, resulting from government and central bank responses to the pandemic, on the Bank’s net interest margin cannot be predicted with certainty at this time.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed into law on March 27, 2020, provided financial assistance in various forms to both businesses and consumers, including the establishment and funding of the Paycheck Protection Program (“PPP”).  In addition, the CARES Act also created many directives affecting the operations of financial services providers, such as the Company, including a forbearance program for federally-backed mortgage loans and protections for borrowers from negative credit reporting due to loan accommodations related to the national emergency. The banking regulatory agencies also issued guidance encouraging financial institutions to work prudently with borrowers who were, or were potentially, unable to meet their contractual payment obligations because of the effects of COVID-19. The Company worked throughout the pandemic to assist its business and consumer customers affected by COVID-19.

The Bank participated in all phases of the PPP funded by the U.S. Treasury Department and administered by the U.S. SBA pursuant to the CARES Act and subsequent legislation.  PPP loans have an interest rate of 1.0% and a two-year or five-year loan term to maturity. The SBA guarantees 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and the loan proceeds are used for qualifying expenses. Through the end of the program in the early spring of 2021, the Company received approval from the SBA for 1,120 loans totaling approximately $109.8 million through this program. The Bank is now also assisting borrowers with the loan forgiveness phase of the process. As of December 31, 2021, the Company has submitted 864 loans totaling approximately $90.5 million to the SBA for forgiveness. The Bank received $4.0 million in fees from the SBA associated with PPP lending activities during 2020 and 2021 and recognized $2.2 million and $900,000 of those fees in 2021 and 2020, respectively. Accordingly, $3.1 million in deferred fee income on a cumulative basis was subtracted from the carrying value of the PPP loans held in portfolio and the remaining $912,000 in deferred collected fees will be recognized in future periods.

Through December 31, 2020, the Bank granted payment deferral requests for an initial period of 90 days on 618 loans representing approximately $137.4 million of existing loan balances.  Upon the receipt of borrower requests, additional 90 day deferral periods were generally granted.  Consistent with industry regulatory guidance, borrowers that were granted COVID-19 related deferrals but were otherwise current on loan payments continued to have their loans reported as current loans during the agreed upon deferral period(s), accrue interest and not be accounted for as troubled debt restructurings. Of these granted deferrals, 303 loans, totaling $24.0 million, were residential mortgage or consumer loans.  At December 31, 2020, 265 residential and consumer loans, totaling $21.3 million, had returned to non-deferral status.  Of these granted deferrals, 315 loans, totaling $113.3 million, were commercial real estate or other commercial and industrial loans. At December 31, 2020, 291 commercial real estate or other commercial and industrial loans, totaling $98.9 million, had returned to non-deferral status. Therefore, at December 31, 2020, 38 residential mortgage and consumer loans, totaling $2.7 million and 24 commercial real estate and other commercial and industrial loans, totaling $14.4 million remained in deferral status.  These loans still in deferral status therefore totaled $17.1 million and represented 2.1% of all loans outstanding at December 31, 2020. After consultations with certain of these commercial loan borrowers, 11 loans, representing $8.3 million, were granted an additional 90 day deferral period beyond 180 days as of December 31, 2020.  These loans are included in the $17.1 million in loans still in deferred status at December 31, 2020.   On an extremely limited basis, additional deferral periods were granted subject to further analysis and discussion with specific borrowers.  To the extent that such modifications met the criteria previously described these loans were not classified as troubled debt restructurings nor classified as nonperforming at December 31, 2020.  Loans not granted additional deferral periods were categorized as nonaccrual loans if the borrowers failed to make the first scheduled payment following the end of the deferral period, or became seriously delinquent thereafter. During the course of 2021, all deferred loans were either returned to accrual status or appropriately characterized as nonaccrual as dictated by their repayment activities.  Therefore, the Company had no loans in deferral status at December 31, 2021.

In addition, the future credit-related performance of a loan portfolio generally depends upon the types of loans within the portfolio, concentrations by type of loan and the quality of the collateral securing the loans.  The following table details the Company's loan portfolio by collateral type within major categories as of December 31, 2021:

(Dollars in thousands)	Balance		Number of Loans	Average Loan Balance	Minimum/ Maximum Loan Balance			Allowance for Loan Losses	Percent of Total Loans
Residential Mortgage Loans	$247,276	#	2,109	$117	$0	-	$1,522	$872	30%

Commercial Real Estate:
Mixed Use	$42,798		55	$778	$28	-	$6,185	$788	5%
Multi-Family Residential	40,992		58	707	21	-	6,209	754	5%
Hotels and Motels	35,398		10	3,540	315	-	11,500	651	4%
Office	37,886		68	557	1	-	4,744	697	5%
Retail	26,600		50	532	29	-	5,028	489	3%
1-4 Family Residential	19,658		156	126	0	-	1,363	362	2%
Automobile Dealership	15,072		8	1,884	161	-	6,589	277	2%
Skilled Nursing Facility	11,893		2	5,947	3,800	-	8,092	219	1%
Recreation/ Golf Course/ Marina	13,423		14	959	13	-	3,150	247	2%
Warehouse	8,463		14	605	67	-	2,599	156	1%
Manufacturing/Industrial	6,296		17	370	54	-	1,378	116	1%
Restaurant	6,339		24	264	39	-	1,188	117	1%
Automobile Repair	4,528		12	377	36	-	2,244	83	1%
Hospitals	4,086		3	1,362	75	-	3,105	75	0%
Not-For-Profit & Community Service Real Estate	3,360		3	1,120	103	-	1,719	62	0%
Land	5,624		8	703	63	-	2,287	103	1%
All Other	6,034		29	208	14	-	734	111	1%
Total Commercial Real Estate Loans	$288,450		531	$543				$5,308	35%

Commercial and Industrial:
Secured Term Loans	$56,437		369	$153	$-	-	$4,485	$1,593	7%
Unsecured Term Loans	12,698		105	121	-	-	920	358	2%
Secured Lines of Credit	54,716		266	206	-	-	4,813	1,544	7%
Unsecured Lines of Credit	7,168		146	49	-	-	1,600	202	90%
Total Commercial and Industrial Loans	$131,019		886	$148				$3,698	16%

Tax Exempt Loans	$5,811		20	$291	$3	-	$2,248	$3	1%

Paycheck Protection Loans	$19,338		256	$76	$0	-	$870	$-	2%

Consumer:
Home Equity Lines of Credit	$31,738		902	$35	$-	-	$504	$774	4%
Vehicle	18,629		1,337	14	0	-	436	219	2%
Consumer Secured	80,466		4,205	19	18	-	107	948	10%
Consumer Unsecured	9,013		1,795	5	-	-	90	106	1%
All Others	1,999		745	3	-	-	57	24	0%
Total Consumer Loans	$141,845		8,984	$16				$2,071	17%

Net deferred loan fees	(1,280)		-	-				-	-
Unallocated allowance for loan losses	(12,935)		-	-				983	-
Total Loans	$819,524		12,786	$64				$12,935	100%

NOTE 30: SUBSEQUENT EVENTS

On March 25, 2022, the Company announced that its Board of Directors had declared a cash dividend of $0.09 per common share, and a cash dividend of $0.09 per notional share for the issued Warrant.  The dividend will be payable on May 6, 2022 to shareholders of record on April 22, 2022.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer), management conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021.  The term “disclosure controls and procedures,” under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the filing of the Annual Report on Form 10-K as of December 31, 2021, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective at December 31, 2021.

In connection with the filing of the Annual Report on Form 10-K as of December 31, 2020, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were not effective at December 31, 2020, at the reasonable assurance level, due to the material weakness described below. The control deficiencies created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.  Specifically, management identified two areas that, under applicable SEC accounting rules, each constituted a “material weakness” at December 31, 2020.  The first material weaknesses identified ineffectiveness in the controls related to Related Party (as defined in applicable regulations) transactions that included procedural and documentary deficiencies related to underwriting risk ratings and the completeness of borrower reviews.  The second identified area of material weakness at December 31, 2020 identified related to loan authorization, disbursement and file maintenance controls.

Disclosure Controls and Procedures

During 2021, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Management necessarily applied its judgment in assessing the costs and benefits of those controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot make absolute assurances that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective and operating to provide reasonable assurance that we record, process, summarize, and report the information we are required to disclose in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that we accumulate and communicate such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.

Remediation of Material Weakness

To address the previously reported material weakness in internal control over financial reporting described in Part II, Item 9A of our 2020 Form 10-K, we designed and implemented new controls, enhanced existing controls, increased dedicated personnel, improved reporting processes, and enhanced the use of related supporting technology. Based on the actions taken, as well as the evaluation of the design and operating effectiveness of the new controls, we determined that the material weakness has been remediated as of December 31, 2021

During the fourth quarter of 2021, we completed the testing of the adopted changes to our internal control over financial reporting related to our remediation efforts described above that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than as described above, we did not make any additional changes in internal control over financial reporting during the year ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

(e)	Set forth below is information concerning the Executive Officers of the Company at December 31, 2021.

Name	Age	Positions Held With the Company
Thomas W. Schneider	60	President and Chief Executive Officer
James A. Dowd, CPA	54	Executive Vice President, Chief Operating Officer
Ronald Tascarella	63	Executive Vice President, Chief Banking Officer
Walter F. Rusnak, CPA, CGMA	68	Senior Vice President, Chief Financial Officer and Controller
Daniel R. Phillips	57	Senior Vice President, Chief Information Officer
William O’Brien	56	Senior Vice President, Chief Risk Officer and Corporate Secretary
Calvin L. Corriders	59	Regional President, Syracuse Market/HR Director

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements - The Company’s consolidated financial statements, for the years ended December 31, 2021 and 2020, together with the Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K report.  See “Item 8: Financial Statements and Supplementary Data.”

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

3.3

Articles Supplementary to the Articles of Incorporation of Pathfinder Bancorp, Inc. designating the Company’s Series B Convertible Perpetual Preferred Stock, par value $0.01 per share (Incorporated herein by reference to Exhibit 3.1 to Pathfinder Bancorp, Inc.’s Current Report on Form 8-K, file no. 001-36695, filed on May 9, 2019)

3.4

Amendment to the Articles Supplementary to the Articles of Incorporation of Pathfinder Bancorp, Inc. designating the Series B Convertible Perpetual Preferred Stock, $0.01 par value per share (Incorporated by reference to Exhibit 3.1 to Pathfinder Bancorp, Inc.’s Current Report on Form 8-K, file no. 001-36695, filed on November 17, 2020)

3.5

Articles Supplementary to the Articles of Incorporation of Pathfinder Bancorp, Inc. creating Class A Non-Voting Common Stock, par value $0.01 per share (Incorporated by reference to Exhibit 3.1 to Pathfinder Bancorp Inc.’s Current Report on Form 8-K, file no. 001-36695, filed on June 10, 2021)

4.1

Form of Stock Certificate of Pathfinder Bancorp, Inc. (Incorporated herein by reference to Exhibit 4 to Pathfinder Bancorp, Inc.’s  Registration Statement on Form S-1, file no. 333-196676, filed on June 11, 2014)

4.2

Indenture between Pathfinder Bancorp, Inc., a federal corporation, and Wilmington Trust Company, as trustee, dated March 22, 2007 (Incorporated herein by reference to Exhibit 4.1 to Pathfinder Bancorp, Inc.’s Current Report on Form 8-K, file no. 001-36695, filed on October 22, 2014)

4.3

Supplemental Indenture between Pathfinder Bancorp, Inc. and Wilmington Trust Company, as trustee, dated October 16, 2014 (Incorporated herein by reference to Exhibit 4.2 to Pathfinder Bancorp, Inc.’s Current Report on Form 8-K, file no. 001-36695, filed on October 22, 2014)

4.4

Warrant Agreement, by and between Pathfinder Bancorp, Inc. and Castle Creek Capital Partners VII, L.P., dated May 8, 2019 (Incorporated herein by reference to Exhibit 4.1 to Pathfinder Bancorp, Inc.’s Current Report on Form 8-K, file no. 001-36695, filed on May 9, 2019)

4.5

Description of Common Stock (Incorporated herein by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 file no 000-36695, filed on March 23, 2020)

4.6

Indenture, dated as of October 14, 2020, by and between Pathfinder Bancorp, Inc. and UMB Bank, National Association, as trustee (Incorporated herein by reference to Exhibit 4.1 to Pathfinder Bancorp, Inc.’s Current Report on Form 8-K, file no. 001-36695, filed on October 15, 2020)

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition as of December 31, 2021 and 2020, (ii) the Consolidated Statements of Income for the years ended December 31, 2021 and 2020, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2021 and 2020, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020, and (vi) the Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16: FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pathfinder Bancorp, Inc.
Date:	March 25, 2022	By:	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas W. Schneider	By:	/s/ Walter F. Rusnak
	Thomas W. Schneider, President and Chief Executive Officer		Walter F. Rusnak, Senior Vice President and Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)
Date:	March 25, 2022	Date:	March 25, 2022

By:	/s/ Lloyd Stemple	By:	/s/ William A. Barclay
	Lloyd Stemple, Director		William A. Barclay, Director
Date:	March 25, 2022	Date:	March 25, 2022

By:	/s/ John P. Funiciello	By:	/s/ Chris R. Burritt
	John Funiciello, Director		Chris R. Burritt, Director
Date:	March 25, 2022	Date:	March 25, 2022

By:	/s/ David A. Ayoub	By:	/s/ John F. Sharkey
	David A. Ayoub, Director		John F. Sharkey, Director
Date:	March 25, 2022	Date:	March 25, 2022

By:	/s/ Adam C. Gagas	By:	/s/ Melanie Littlejohn
	Adam C. Gagas, Director		Melanie Littlejohn, Director
Date:	March 25, 2022	Date:	March 25, 2022