Form 10-Q
period 2022-03-31
Pathfinder Bancorp, Inc.
filed 2022-05-16
CIK 1609065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

(Issuer’s Telephone Number including area code)

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

As of May 13, 2022, there were 4,603,184 shares outstanding of the registrant’s Voting common stock and 1,380,283 shares outstanding of the registrant’s Series A Non-Voting common stock.

Table of Contents

PATHFINDER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.

Consolidated Statements of Condition

(Unaudited)

	March 31,	December 31,
(In thousands, except share and per share data)	2022	2021
ASSETS:
Cash and due from banks (including restricted balances of $1,600 and $1,600, respectively)	$13,734	$13,856
Interest-earning deposits	23,450	23,293
Total cash and cash equivalents	37,184	37,149
Available-for-sale securities, at fair value	198,130	190,598
Held-to-maturity securities, at amortized cost (fair value of $164,791 and $162,805, respectively)	167,997	160,923
Marketable equity securities, at fair value	1,230	677
Federal Home Loan Bank stock, at cost	3,533	4,189
Loans	854,922	831,946
Loans held-for-sale	679	513
Less: Allowance for loan losses	13,017	12,935
Loans receivable, net	842,584	819,524
Premises and equipment, net	21,910	21,659
Operating lease right-of-use assets	2,102	2,136
Accrued interest receivable	4,740	4,520
Intangible assets, net	112	117
Goodwill	4,536	4,536
Bank owned life insurance	23,585	23,423
Other assets	20,773	15,726
Total assets	$1,328,416	$1,285,177

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$909,345	$863,488
Noninterest-bearing	204,732	191,858
Total deposits	1,114,077	1,055,346
Short-term borrowings	2,500	12,500
Long-term borrowings	60,021	64,598
Subordinated loans	29,604	29,563
Accrued interest payable	122	106
Operating lease liabilities	2,409	2,440
Other liabilities	10,237	9,991
Total liabilities	1,218,970	1,174,544
Shareholders' equity:
Voting common stock, par value $0.01; 25,000,000 authorized shares; 4,603,184 and 4,603,184 shares issued and outstanding, respectively	46	46
Non-Voting common stock, par value $0.01; 1,505,283 authorized shares; 1,380,283 and 1,380,283 shares issued and outstanding, respectively	14	14
Additional paid in capital	51,151	51,044
Retained earnings	63,352	60,946
Accumulated other comprehensive loss	(5,058)	(1,268)
Unearned ESOP	(450)	(495)
Total Pathfinder Bancorp, Inc. shareholders' equity	109,055	110,287
Noncontrolling interest	391	346
Total equity	109,446	110,633
Total liabilities and shareholders' equity	$1,328,416	$1,285,177

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended
(In thousands, except per share data)	March 31, 2022	March 31, 2021
Interest and dividend income:
Loans, including fees	$8,692	$8,847
Debt securities:
Taxable	2,120	1,976
Tax-exempt	118	29
Dividends	48	87
Federal funds sold and interest earning deposits	4	3
Total interest and dividend income	10,982	10,942
Interest expense:
Interest on deposits	965	1,527
Interest on short-term borrowings	5	3
Interest on long-term borrowings	133	295
Interest on subordinated loans	412	557
Total interest expense	1,515	2,382
Net interest income	9,467	8,560
Provision for loan losses	102	1,028
Net interest income after provision for loan losses	9,365	7,532
Noninterest income:
Service charges on deposit accounts	259	331
Earnings and gain on bank owned life insurance	162	125
Loan servicing fees	117	90
Net losses on sales and redemptions of investment securities	(6)	-
Gains on marketable equity securities	68	234
Net gains on sales of loans and foreclosed real estate	63	120
Net gains on sale of premises and equipment	-	201
Debit card interchange fees	228	221
Insurance agency revenue	299	280
Other charges, commissions & fees	413	243
Total noninterest income	1,603	1,845
Noninterest expense:
Salaries and employee benefits	4,049	3,341
Building and occupancy	826	793
Data processing	550	676
Professional and other services	393	417
Advertising	187	246
FDIC assessments	222	198
Audits and exams	141	202
Insurance agency expense	204	206
Community service activities	62	88
Foreclosed real estate expenses	13	6
Other expenses	605	463
Total noninterest expense	7,252	6,636
Income before income taxes	3,716	2,741
Provision for income taxes	721	549
Net income attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	2,995	2,192
Net income attributable to noncontrolling interest	45	38
Net income attributable to Pathfinder Bancorp Inc.	2,950	2,154

Voting Earnings per common share - basic	$0.49	$0.36
Voting Earnings per common share - diluted	$0.49	$0.36
Series A Non-Voting Earnings per common share- basic	$0.49	$-
Series A Non-Voting Earnings per common share - diluted	$0.49	$-
Dividends per common share (Voting and Series A Non-Voting)	$0.09	$0.07

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	For the three months ended
(In thousands)	March 31, 2022	March 31, 2021
Net Income	$2,995	$2,192

Other Comprehensive Income (Loss)
Retirement Plans:
Retirement plan net losses recognized in plan expenses	1	26

Unrealized holding (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains arising during the period	(5,782)	366
Net unrealized (losses) gains on available-for-sale securities	(5,782)	366

Derivatives and hedging activities:
Unrealized holding gains arising during the period	650	234
Net unrealized gains on derivatives and hedging activities	650	234

Accretion of net unrealized loss on securities transferred to held-to- maturity	-	7

Other comprehensive (loss) income, before tax	(5,131)	633
Tax effect	1,341	(165)
Other comprehensive (loss) income, net of tax	(3,790)	468
Comprehensive (loss) income	$(795)	$2,660
Comprehensive income, attributable to noncontrolling interest	$45	$38
Comprehensive (loss) income attributable to Pathfinder Bancorp, Inc.	$(840)	$2,622

Tax Effect Allocated to Each Component of Other Comprehensive Income (Loss)
Retirement plan net losses recognized in plan expenses	$-	$(7)
Unrealized holding gains (losses) on available-for-sale securities arising during the period	1,511	(95)
Unrealized gains on derivatives and hedging arising during the period	(170)	(61)
Accretion of net unrealized loss on securities transferred to held-to- maturity	-	(2)
Income tax effect related to other comprehensive income (loss)	$1,341	$(165)

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
Three months ended March 31, 2022 and March 31, 2021
(Unaudited)

(In thousands, except share and per share data)	Preferred Stock	Common Stock	Non-Voting Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP	Non-controlling Interest	Total
Balance, January 1, 2022	$-	$46	$14	$51,044	$60,946	$(1,268)	$(495)	$346	$110,633
Net income	-	-	-	-	2,950	-	-	45	2,995
Other comprehensive income, net of tax	-	-	-	-	-	(3,790)	-	-	(3,790)
ESOP shares earned (6,111 shares)	-	-	-	63	-	-	45	-	108
Stock based compensation	-	-	-	44	-	-	-	-	44
Common stock dividends declared ($0.09 per share)	-	-	-	-	(409)	-	-	-	(409)
Non-Voting common stock dividends declared ($0.09 per share)	-	-	-	-	(124)	-	-	-	(124)
Warrant dividends declared ($0.09 per share)	-	-	-	-	(11)	-	-	-	(11)
Balance, March 31, 2022	$-	$46	$14	$51,151	$63,352	$(5,058)	$(450)	$391	$109,446

Balance, January 1, 2021	$14	$45	$-	$50,024	$50,284	$(2,236)	$(675)	$266	$97,722
Net income	-	-		-	2,154	-	-	38	2,192
Other comprehensive income, net of tax	-	-	-	-	-	468	-	-	468
ESOP shares earned (6,111 shares)	-	-	-	37	-	-	45	-	82
Stock based compensation	-	-	-	93	-	-	-	-	93
Stock options exercised	-	-	-	104	-	-	-	-	104
Common stock dividends declared ($0.07 per share)	-	-	-	-	(312)	-	-	-	(312)
Preferred stock dividends declared ($0.07 per share)	-	-	-	-	(97)	-	-	-	(97)
Warrant dividends declared ($0.07 per share)	-	-	-	-	(9)	-	-	-	(9)
Balance, March 31, 2021	$14	$45	$-	$50,258	$52,020	$(1,768)	$(630)	$304	$100,243

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
(In thousands)	2022	2021
OPERATING ACTIVITIES
Net income attributable to Pathfinder Bancorp, Inc.	$2,950	$2,154
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	102	1,028
Amortization of operating leases	3	4
Proceeds from sales of loans	2,782	2,840
Originations of loans held-for-sale	(2,885)	(1,631)
Realized losses (gains) on sales, redemptions and calls of:
Loans	(63)	(120)
Available-for-sale investment securities	6	-
Marketable equity securities	(68)	(234)
Depreciation	384	453
Amortization of mortgage servicing rights	(5)	(7)
Amortization of deferred loan costs	188	328
Amortization of deferred financing from subordinated debt	41	43
Earnings on bank owned life insurance	(162)	(125)
Net amortization of premiums and discounts on investment securities	702	430
Amortization of intangible assets	5	4
Stock based compensation and ESOP expense	152	175
Net change in accrued interest receivable	(220)	(169)
Net change in other assets and liabilities	189	(1,699)
Net cash flows from operating activities	4,101	3,474
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(21,026)	(52,064)
Purchase of investment securities held-to-maturity	(13,957)	(9,131)
Purchase of Federal Home Loan Bank stock	(29)	(903)
Proceeds from redemption of Federal Home Loan Bank stock	685	702
Purchase of marketable securities	(504)	-
Proceeds from maturities and principal reductions of investment securities available-for-sale	4,174	19,671
Proceeds from maturities and principal reductions of investment securities held-to-maturity	6,736	13,605
Proceeds from sales, redemptions and calls of:
Available-for-sale investment securities	-	500
Held-to-maturity investment securities	50	1,051
Marketable equity securities	19	-
Purchase of bank owned life insurance	-	(5,000)
Net change in loans	(23,350)	(40,252)
Purchase of premises and equipment	(635)	(411)
Proceeds from sale of premises and equipment	-	231
Net cash outflows from investing activities	(47,837)	(72,001)
FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts, money management deposit accounts, MMDA accounts and escrow deposits	54,191	73,422
Net change in time deposits	4,616	5,414
Net change in brokered deposits	(76)	(5,835)
Net change in short-term borrowings	(10,000)	-
Payments on long-term borrowings	(5,227)	-
Proceeds from long-term borrowings	650	4,450
Proceeds from exercise of stock options	-	104

Cash dividends paid to common voting shareholders	(322)	(271)
Cash dividends paid to common non-voting shareholders	(97)	-
Cash dividends paid to preferred shareholders	-	(83)
Cash dividends paid on warrants	(9)	(8)
Change in noncontrolling interest, net	45	38
Net cash flows from financing activities	43,771	77,232
Change in cash and cash equivalents	35	8,705
Cash and cash equivalents at beginning of period	37,149	43,464
Cash and cash equivalents at end of period	$37,184	$52,169
CASH PAID DURING THE PERIOD FOR:
Interest	$1,499	$2,383
Income taxes	-	5
RESTRICTED CASH
Collateral deposits for hedge position included in cash and due from banks	1,600	1,600

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1:   Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc., (the “Company”), Pathfinder Bank (the “Bank”) and its other wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Certain amounts in the 2021 consolidated financial statements may have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income or comprehensive income as previously reported.  Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022 or any other interim period.

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

Standards Adopted as of March 31, 2022
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

The adoption of this ASU had no impact to the Company's consolidated statements of condition or income as the Company does not have any freestanding equities with a written call option.

Standards Not Yet Adopted as of March 31, 2022
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

January 1, 2023 (early adoption permitted as of January 1, 2019)

The Company is assessing new guidance to determine what modifications to existing credit estimation processes may be required. The new guidance is complex and management is evaluating preliminary output from models that have been developed during this evaluative phase. In addition, future levels of allowances will also reflect new requirements to include estimated credit losses on investment securities classified as held-to-maturity, if any.  The Company has formed an Implementation Committee, whose membership includes representatives of senior management, to develop plans that will encompass: (1) internal methodology changes (2) data collection and management activities, (3) internal communication requirements, and (4) estimation of the projected impact of this guidance.  It has been generally assumed that the conversion from the incurred loss model, required under current GAAP, to the current expected credit loss (CECL) methodology (as required upon implementation of this Update) will, more likely than not, result in increases to the allowances for credit losses at many financial institutions.  However, the amount of any change in the allowance for credit losses resulting from the new guidance will ultimately be impacted by the provisions of this guidance as well as by the loan and debt security portfolios composition and asset quality at the adoption date, and economic conditions and forecasts at the time of adoption. The amendments in this Update should be applied on a modified retrospective basis by means of a cumulative-effect adjustment to the opening retained earnings balance in the statement of financial position as of the date of adoption.  The cumulative impact of the economic effects of the COVID-19 pandemic on the changes to the allowance for loan losses, that will be required upon the implementation of the CECL methodology, cannot be estimated at this time.

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
Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method (ASU 2022-01)

Under current guidance, the last-of-layer method enables an entity to apply fair value hedging to a stated amount of a closed portfolio of prepayable financial assets (or one or more beneficial interests secured by a portfolio of prepayable financial instruments) without having to consider prepayment risk or credit risk when measuring those assets. ASU 2022-01 expands the scope of this guidance to allow entities to apply the portfolio layer method to portfolios of all financial assets, including both prepayable and nonprepayable financial assets. This scope expansion is consistent with the FASB’s efforts to simplify hedge accounting and allows entities to apply the same method to similar hedging strategies.  ASU 2022-01 expands and clarifies the current guidance on accounting for fair value hedge basis adjustments under the portfolio layer method for both single-layer and multiple-layer hedges.  An entity should adjust the basis of the hedged item for the change in fair value that is attributable to changes in the hedged risk (i.e., interest rate risk) as of each reporting date. However, the hedged item (i.e., the hedged layer) in a portfolio layer method hedge is related to multiple assets within a closed portfolio, but it is not necessarily related to all of the assets within that portfolio. Accordingly, ASU 2022-01 clarifies that an entity would adjust the basis at the portfolio level and should not allocate it to individual assets within the portfolio. The ASU does not change an entity’s current requirement to allocate the portfolio-level basis adjustment to the individual assets within a closed portfolio upon a dedesignation of a hedging relationship. The entity must, however, 1. recognize the reversal of all basis adjustments associated with a breach in interest income and, 2. disclose the specific amount and cause of the breach.  Companies are allowed to reclassify debt securities from held-to-maturity to available-for-sale upon adoption of the rules but only if they intend to apply portfolio layer method hedging to a closed portfolio that includes those debt securities. The decision of which securities to reclassify must be made within 30 days after the date of adoption, and the securities must be included in a closed portfolio that is designated in a portfolio layer method hedge within that 30-day period.

For public business entities, fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. For all other entities, fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The guidance may be early adopted if an entity has adopted ASU 2017-12 for the corresponding period.

The Company has not yet determined which transition method will be applied to the extent that such transition adjustments are applicable.  The Company does not expect that the guidance will have a material effect on its consolidated statements of financial condition or income.

Standard	Description	Required Date of Implementation	Effect on Consolidated Financial Statements
Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ASU 2022-02

ASU 2022-02 supersedes the accounting guidance for TDRs for creditors in ASC 310-40 in its entirety and requires entities to evaluate all receivable modifications under ASC 310-20-35-9 through 35-11 to determine whether a modification made to a borrower results in a new loan or a continuation of the existing loan. The ASU also amends other subtopics to remove references to TDRs for creditors.  In addition to the elimination of TDR guidance, an entity that has adopted ASU 2022-02 no longer considers renewals, modifications, and extensions that result from reasonably expected TDRs in their calculation of the allowance for credit losses in accordance with ASC 326-20.  Due to the removal of the TDR accounting model, all loan modifications will be accounted for under the general loan modification guidance in Subtopic 310-20.  On a prospective basis, entities will be subject to new disclosure requirements covering modifications of receivables to borrowers experiencing financial difficulty.  Public entities within the scope of Topic 326 vintage disclosure requirements also will be required to prospectively disclose current-period gross write-off information by vintage, or year of origination. In lieu of the TDR accounting model, creditors now will apply the general loan modification guidance in Subtopic 310-20 to all loan modifications, including modifications made for borrowers experiencing financial difficulty. Under the general loan modification guidance, a modification is treated as a new loan only if the following two conditions are met:

1.  The terms of the new loan are at least as favorable to the lender as the terms for comparable loans to other customers with similar collection risks.

2.  Modifications to the terms of the original loan are more than minor.

If either condition is not met, the modification is accounted for as the continuation of the old loan with any effect of the modification treated as a prospective adjustment to the loan’s effective interest rate.

                                                                                                                                     Whether a modification is a new loan or the continuation of the original loan will determine whether net deferred fees or costs from the original loan are recognized in earnings (new loan) or continue to be accreted or amortized (continuation of original loan).

For entities that have adopted the amendments in ASU 2016-13, the amendments in ASU 2022-02 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted the amendments in ASU 2016-13, the effective dates for the amendments in ASU 2022-02 are the same as the effective dates in ASU 2016-13. The amendments in ASU 2022-02 should be applied prospectively, except as provided in the next sentence. For the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption.  Early adoption of the amendments in ASU 2022-02 is permitted if an entity has adopted the amendments in ASU 2016-13, including adoption in an interim period. If an entity elects to early adopt the amendments in ASU 2022-02 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period.

The Company is assessing the new guidance to determine what modifications to existing TDRs may be required. The new guidance is being evaluated as part of the CECL methodology and will be considered in conjunction with the preliminary output from CECL models that have been developed during this evaluative phase.  The Company has formed an Implementation Committee, whose membership includes representatives of senior management, to develop plans that will encompass: (1) internal methodology changes (2) data collection and management activities, (3) internal communication requirements, and (4) estimation of the projected impact of this guidance.

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

Anti-dilutive shares are common stock equivalents with average exercise prices in excess of the weighted average market price for the period presented.  Anti-dilutive stock options, not included in the computation below, were -0- for the three months ended March 31, 2022 and March 31, 2021.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three months ended
	March 31,
(In thousands, except share and per share data)	2022	2021
Net income attributable to Pathfinder Bancorp, Inc.	$2,950	$2,154
Convertible preferred stock dividends	-	97
Series A Non-Voting Common Stock dividends	124	-
Warrant dividends	11	9
Undistributed earnings allocated to participating securities	600	439
Net income available to common shareholders- Voting	$2,215	$1,666

Net income attributable to Pathfinder Bancorp, Inc.	$2,950	$-
Voting Common Stock dividends	409	-
Warrant dividends	11	-
Undistributed earnings allocated to participating securities	1,857	-
Net income available to common shareholders- Series A Non-Voting	$673	$-

Basic weighted average common shares outstanding- Voting	4,535,967	4,442,231
Basic weighted average common shares outstanding- Series A Non-Voting	1,380,283	-
Diluted weighted average common shares outstanding- Voting	4,535,967	4,442,231
Diluted weighted average common shares outstanding- Series A Non-Voting	1,380,283	-

Basic earnings per common share- Voting	$0.49	$0.36
Basic earnings per common share- Series A Non-Voting	$0.49	$-
Diluted earnings per common share- Voting	$0.49	$0.36
Diluted earnings per common share- Series A Non-Voting	$0.49	$-

Note 4:   Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	March 31, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$31,624	$15	$(1,617)	$30,022
State and political subdivisions	43,117	887	(1,133)	42,871
Corporate	14,591	579	(144)	15,026
Asset backed securities	15,837	-	(300)	15,537
Residential mortgage-backed - US agency	23,087	36	(1,083)	22,040
Collateralized mortgage obligations - US agency	11,881	-	(766)	11,115
Collateralized mortgage obligations - Private label	62,991	20	(1,698)	61,313
Total	203,128	1,537	(6,741)	197,924
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$203,334	$1,537	$(6,741)	$198,130

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$-	$-	$-
State and political subdivisions	14,735	25	(928)	13,832
Corporate	47,304	291	(524)	47,071
Asset backed securities	13,759	-	(359)	13,400
Residential mortgage-backed - US agency	9,514	77	(227)	9,364
Collateralized mortgage obligations - US agency	14,093	57	(255)	13,895
Collateralized mortgage obligations - Private label	68,592	-	(1,363)	67,229
Total held-to-maturity	$167,997	$450	$(3,656)	$164,791

	December 31, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$32,669	$17	$(413)	$32,273
State and political subdivisions	37,860	1,383	(44)	39,199
Corporate	13,603	562	(38)	14,127
Asset backed securities	13,693	9	(89)	13,613
Residential mortgage-backed - US agency	22,482	148	(466)	22,164
Collateralized mortgage obligations - US agency	12,658	30	(403)	12,285
Collateralized mortgage obligations - Private label	56,848	285	(402)	56,731
Total	189,813	2,434	(1,855)	190,392
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$190,019	$2,434	$(1,855)	$190,598

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$-	$-	$-
State and political subdivisions	14,790	416	(140)	15,066
Corporate	46,290	1,252	(102)	47,440
Asset backed securities	14,636	67	(188)	14,515
Residential mortgage-backed - US agency	9,740	277	(18)	9,999
Collateralized mortgage obligations - US agency	11,362	367	(9)	11,720
Collateralized mortgage obligations - Private label	64,105	222	(262)	64,065
Total held-to-maturity	$160,923	$2,601	$(719)	$162,805

The amortized cost and estimated fair value of debt investments at March 31, 2022 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$5,883	$6,437	$2,821	$2,839
Due after one year through five years	6,153	6,117	9,843	9,932
Due after five years through ten years	33,839	32,156	43,247	42,736
Due after ten years	59,294	58,746	19,887	18,796
Sub-total	105,169	103,456	75,798	74,303
Residential mortgage-backed - US agency	23,087	22,040	9,514	9,364
Collateralized mortgage obligations - US agency	11,881	11,115	14,093	13,895
Collateralized mortgage obligations - Private label	62,991	61,313	68,592	67,229
Totals	$203,128	$197,924	$167,997	$164,791

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	March 31, 2022
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	3	$(1,617)	$29,017	-	$-	$-	3	$(1,617)	$29,017
State and political subdivisions	15	(983)	18,445	1	(150)	2,155	16	(1,133)	20,600
Corporate	4	(49)	3,212	1	(95)	660	5	(144)	3,872
Asset backed securities	9	(300)	15,380	-	-	-	9	(300)	15,380
Residential mortgage-backed - US agency	12	(1,083)	19,407	-	-	-	12	(1,083)	19,407
Collateralized mortgage obligations - US agency	11	(255)	6,323	3	(511)	4,455	14	(766)	10,778
Collateralized mortgage obligations - Private label	26	(1,682)	51,149	2	(16)	1,533	28	(1,698)	52,682
Totals	80	$(5,969)	$142,933	7	$(772)	$8,803	87	$(6,741)	$151,736
Held-to-Maturity Portfolio
State and political subdivisions	9	$(421)	$7,898	2	$(507)	$3,590	11	$(928)	$11,488
Corporate	20	(481)	18,325	1	(43)	707	21	(524)	19,032
Asset backed securities	6	(347)	7,201	1	(12)	1,403	7	(359)	8,604
Residential mortgage-backed - US agency	6	(227)	5,744	-	-	-	6	(227)	5,744
Collateralized mortgage obligations - US agency	5	(244)	8,393	1	(11)	1,029	6	(255)	9,422
Collateralized mortgage obligations - Private label	26	(1,110)	41,634	2	(253)	3,494	28	(1,363)	45,128
Totals	72	$(2,830)	$89,195	7	$(826)	$10,223	79	$(3,656)	$99,418

	December 31, 2021
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	3	$(413)	$31,195	-	$-	$-	3	$(413)	$31,195
State and political subdivisions	3	(44)	4,847	-	-	-	3	(44)	4,847
Corporate	2	(5)	1,162	1	(33)	722	3	(38)	1,884
Asset backed securities	5	(89)	11,206	-	-	-	5	(89)	11,206
Residential mortgage-backed - US agency	3	(466)	13,090	-	-	-	3	(466)	13,090
Collateralized mortgage obligations - US agency	3	(126)	6,504	2	(277)	2,204	5	(403)	8,708
Collateralized mortgage obligations - Private label	18	(388)	38,816	2	(14)	1,539	20	(402)	40,355
Totals	37	$(1,531)	$106,820	5	$(324)	$4,465	42	$(1,855)	$111,285
Held-to-Maturity Portfolio
State and political subdivisions	4	$(28)	$2,013	2	$(112)	$3,988	6	$(140)	$6,001
Corporate	9	(102)	7,636	-	-	-	9	(102)	7,636
Asset backed securities	2	(130)	2,974	2	(58)	1,610	4	(188)	4,584
Residential mortgage-backed - US agency	1	(18)	1,941	-	-	-	1	(18)	1,941
Collateralized mortgage obligations - US agency	-	-	-	1	(9)	1,109	1	(9)	1,109
Collateralized mortgage obligations - Private label	6	(163)	13,070	3	(99)	3,820	9	(262)	16,890
Totals	22	$(441)	$27,634	8	$(278)	$10,527	30	$(719)	$38,161

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

Management does not believe any individual unrealized loss in investment securities within the portfolio as of March 31, 2022 represents OTTI.  There were a total of seven securities classified as available-for-sale (aggregate amortized historical cost of $9.6 million, unrealized aggregate loss of $772,000, or -8.1%) and seven securities classified as held-to-maturity (aggregate amortized historical cost of $11.0 million, unrealized aggregate loss of $826,000, or -7.5%) that were in an unrealized loss position for 12 months or longer at March 31, 2022.

Each security which has been in an unrealized loss position for 12 months or more has been analyzed and is not considered to be impaired. These securities have unrealized losses primarily due to fluctuations in general interest rates or changes in expected prepayments.  In substantially all cases, price improvement in future months is expected as the issuances approach maturity.  Of the total of 14 securities in an unrealized loss position for 12 months or more at March 31, 2022, four securities, with aggregate amortized cost balances of $6.0 million and representing 29.1% of the unamortized cost of the total securities in an unrealized loss position for 12 months or more, are issued by United States agencies and consist of a collateralized mortgage obligation.  These positions in US government agency are deemed to have no credit impairment, thus, the disclosed unrealized losses relate primarily to increases in general interest rates.

In addition to these four securities, the Company held the following ten non-government-issued/backed securities that were in an unrealized loss position for 12 or more months at March 31, 2022:

•One corporate bond, categorized as available for sale, with an amortized historical cost of $755,000 (unrealized loss of $95,000, or -12.51%). This security maintains a credit rating established by one or more NRSRO above the minimum level required to be considered as investment grade and therefore, no credit-related OTTI is deemed to be present.

•One corporate bond, categorized as held-to-maturity, with an amortized historical cost of $750,000 (unrealized loss of $43,000, or -5.68%).  This security retains a credit rating by one or more NRSRO that is above investment grade and is considered to be stable in terms of future outlook. Therefore, no credit-related OTTI is deemed to be present.

•Two privately-issued mortgage-backed securities, categorized as available-for-sale, and collateralized by various forms of commercial mortgages, with an aggregate amortized historical cost of $1.5 million (unrealized aggregate loss of $16,000, or -0.967%).  These securities were not rated at the time of their issuances by any NRSRO but each remains significantly collateralized through subordination and other credit enhancements. Therefore, no credit-related OTTI is deemed to be present.

•Two securities, categorized as issued by unrelated state and/or political subdivisions (generally referred to as “municipal’ securities), categorized as held-to-maturity, with an aggregate amortized historical cost of $4.1 million (unrealized loss of $507,000, or -12.37%). These securities each maintain a credit rating established by one or more NRSRO above the minimum level required to be considered as investment grade and therefore, no credit-related OTTI is deemed to be present.

•One security, categorized as issued by unrelated state and/or political subdivisions (generally referred to as “municipal’ securities), categorized as available-for-sale, with an aggregate amortized historical cost of $2.3 million (unrealized loss of $150,000 or -6.53%). This security maintains a credit rating established by one or more NRSRO above the minimum level required to be considered as investment grade and therefore, no credit-related OTTI is deemed to be present.

•One privately-issued asset-backed security, collateralized by private-issue student loans and categorized as held-to-maturity, with an amortized historical cost of $1.4 million and a market value of $1.4 million (unrealized loss of $12,000 or -0.83%). This security was unrated at issuance but remains sufficiently collateralized through subordination.  Therefore, no credit-related OTTI is deemed to be present.

•Two privately-issued collateralized mortgage obligation securities, collateralized by commercial mortgage loans and categorized as held-to-maturity, with an aggregate amortized historical cost of $3.7 million and an aggregate market value of $3.5 million (unrealized aggregate loss of $253,000, or -6.76%).  These securities each maintains a credit rating established by one or more NRSRO above the minimum level required to be considered as investment grade and therefore, no credit-related OTTI is deemed to be present.

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

Gross realized gains (losses) on sales and redemptions of securities for the indicated periods are detailed below:

	For the three months
	ended March 31,
(In thousands)	2022	2021
Realized gains on investments	$-	$7
Realized losses on investments	(6)	(7)
	$(6)	$-

As of March 31, 2022 and December 31, 2021, securities with a fair value of $154.0 million and $103.2 million, respectively, were pledged to collateralize certain municipal deposit relationships.  As of the same dates, securities with a fair value of $8.9 million and $9.4 million, respectively, were pledged against certain borrowing arrangements.

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

The composition of net periodic pension plan and postretirement plan costs for the indicated periods is as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended March 31,
(In thousands)	2022	2021	2022	2021
Service cost	$-	$-	$-	$-
Interest cost	116	110	3	3
Expected return on plan assets	(267)	(286)	-	-
Amortization of prior service credits	-	-	(1)	(1)
Amortization of net losses	-	25	1	2
Net periodic benefit plan (benefit) cost	$(151)	$(151)	$3	$4

The Company will evaluate the need for further contributions to the defined benefit pension plan during 2022.  The prepaid pension asset is recorded in other assets on the consolidated statements of condition as of March 31, 2022 and December 31, 2021.

Note 6:   Loans

Major classifications of loans at the indicated dates are as follows:

	March 31,	December 31,
(In thousands)	2022	2021
Residential mortgage loans:
1-4 family first-lien residential mortgages	$232,809	$240,434
Construction	21,594	6,329
Loans held-for-sale	679	513
Total residential mortgage loans	255,082	247,276

Commercial loans:
Real estate	303,250	288,450
Lines of credit	75,370	61,884
Other commercial and industrial	69,695	69,135
Paycheck Protection Program loans	13,292	19,338
Tax exempt loans	5,550	5,811
Total commercial loans	467,157	444,618

Consumer loans:
Home equity and junior liens	30,781	31,737
Other consumer	103,825	110,108
Total consumer loans	134,606	141,845

Total loans	856,845	833,739
Net deferred loan fees	(1,244)	(1,280)
Less allowance for loan losses	13,017	12,935
Loans receivable, net	$842,584	$819,524

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

The Bank acquires diversified pools of loans, originated by unrelated third parties, as part of the Company’s overall balance sheet management strategies.  These acquisitions occurred in eleven separate transactions commencing in 2019 and four new pools were added during 2021.

(In thousands, except number of loans)	March 31, 2022
	Original Balance	Current Balance	Unamortized Premium/ (Discount)	Number of Loans	Maturity Range	Cumulative net charge-offs
Residential real estate loans	4,300	4,100	253	50	19-24 years	-
Secured consumer installment loans	21,300	20,900	(3,492)	880	19-26 years	-
Commercial and industrial loans	6,800	3,700		33	0-5 years	-
Commercial Line of Credit 1	11,600	12,300	23	1	0-1 year	-
Commercial Line of Credit 2	10,500	9,300	32	1	0-1 year	-
Home equity lines of credit	21,900	7,500	229	173	2-28 years	-
Automobile loans	50,400	7,300	242	758	0-5 years	239
Unsecured consumer loan pool 1	5,400	2,400		65	0-5 years	-
Unsecured consumer loan pool 2	26,600	4,500	24	1,239	0-3 years	1,551
Unsecured consumer installment loans pool 3	10,300	1,800	63	977	0-6 years	31
Secured consumer installment loans pool 4	14,500	12,300	(1,699)	553	Over 15 years	-
Unsecured consumer loans pool 5	24,400	19,100	(554)	733	Over 15 years	-
Unsecured consumer loans pool 6	22,200	21,600	(2,694)	560	Over 15 years	-
Total	230,200	126,800	(7,573)	6,023		1,821

(In thousands, except number of loans)	December 31, 2021
	Original Balance	Current Balance	Unamortized Premium/ (Discount)	Number of Loans	Maturity Range	Cumulative net charge-offs
Residential real estate loans	4,300	4,100	257	51	17-23 years	-
Secured consumer installment loans	21,300	21,400	(3,642)	900	19-25 years	-
Commercial and industrial loans	6,800	3,900		33	4-8 years	-
Commercial Line of Credit 1	11,600	7,100	26	1	0-1 year	-
Commercial Line of Credit 2	10,500	9,300	35	1	0-1 year	-
Home equity lines of credit	21,900	8,400	243	187	2-28 years	-
Automobile loans	50,400	8,800	301	855	0-5 years	239
Unsecured consumer loan pool 1	5,400	2,600		66	3-5 years	-
Unsecured consumer loan pool 2	26,600	6,300	30	1,438	1-3 years	42
Unsecured consumer installment loans pool 3	10,300	2,200	74	1,356	0-6 years	296
Secured consumer installment loans pool 4	14,500	12,600	(1,776)	563	Over 15 years	-
Unsecured consumer loans pool 5	24,400	19,700	(583)	756	Over 15 years	-
Unsecured consumer loans pool 6	22,200	22,100	(2,785)	564	Over 15 years	-
Total	230,200	128,500	(7,820)	6,771		577

As of March 31, 2022 and December 31, 2021, residential mortgage loans with a carrying value of $123.0 million and $123.2 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

Loan Origination / Risk Management

The Company’s lending policies and procedures are presented in Note 5 to the audited consolidated financial statements included in the 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2022 and have not changed.  As part of the execution of the Company’s overall balance sheet management strategies, the Bank will acquire participating interests in loans originated by unrelated third parties on an occasional basis.  The purchase of participations in loans that are originated by third parties only occurs after the completion of thorough pre-acquisition due diligence.  Loans in which the Company acquires a participating interest are determined to meet, in all material respects, the Company’s internal underwriting policies, including credit and collateral suitability thresholds, prior to acquisition.  In addition, the financial condition of the originating financial institutions, which are generally retained as the ongoing loan servicing provider for participations acquired by the Bank, are analyzed prior to the acquisition of the participating interests and monitored on a regular basis thereafter for the life of those interests.

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
Other consumer

The following tables present the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	As of March 31, 2022
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$231,039	$510	$599	$661	$232,809
Construction	21,594	-	-	-	21,594
Loans held-for-sale	679	-	-	-	679
Total residential mortgage loans	253,312	510	599	661	255,082
Commercial loans:
Real estate	282,336	9,768	10,569	577	303,250
Lines of credit	67,908	4,078	3,337	48	75,370
Other commercial and industrial	58,521	3,457	7,534	183	69,695
Paycheck Protection Program loans	13,292	-	-	-	13,292
Tax exempt loans	5,550	-	-	-	5,550
Total commercial loans	427,607	17,302	21,440	808	467,157
Consumer loans:
Home equity and junior liens	29,776	145	634	225	30,781
Other consumer	103,755	18	52	-	103,825
Total consumer loans	133,532	163	686	225	134,606
Total loans	$814,451	$17,975	$22,724	$1,694	$856,845

	As of December 31, 2021
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$238,823	$269	$811	$531	$240,434
Construction	6,329	-	-	-	6,329
Loans held-for-sale	513	-	-	-	513
Total residential mortgage loans	245,665	269	811	531	247,276
Commercial loans:
Real estate	267,388	9,879	10,604	579	288,450
Lines of credit	54,408	4,036	3,387	53	61,884
Other commercial and industrial	56,719	3,907	8,321	188	69,135
Paycheck Protection Program loans	19,338	-	-	-	19,338
Tax exempt loans	5,811	-	-	-	5,811
Total commercial loans	403,664	17,822	22,312	820	444,618
Consumer loans:
Home equity and junior liens	30,740	133	606	258	31,737
Other consumer	109,979	44	77	8	110,108
Total consumer loans	140,719	177	683	266	141,845
Total loans	$790,048	$18,268	$23,806	$1,617	$833,739

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

An age analysis of past due loans, not including net deferred loan costs, segregated by portfolio segment and class of loans, as of March 31, 2022 and December 31, 2021, are detailed in the following tables:

	As of March 31, 2022

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,072	$322	$1,098	$2,492	$230,317	$232,809
Construction	-	-	-	-	21,594	21,594
Loans held-for-sale	-	-	-	-	679	679
Total residential mortgage loans	1,072	322	1,098	2,492	252,590	255,082
Commercial loans:
Real estate	1,054	3,800	4,212	9,066	294,184	303,250
Lines of credit	274	365	94	733	74,637	75,370
Other commercial and industrial	1,572	1,016	1,001	3,589	66,106	69,695
Paycheck Protection Program loans	-	-	-	-	13,292	13,292
Tax exempt loans	-	-	-	-	5,550	5,550
Total commercial loans	2,900	5,181	5,307	13,388	453,769	467,157
Consumer loans:
Home equity and junior liens	117	64	388	569	30,212	30,781
Other consumer	389	412	895	1,696	102,129	103,825
Total consumer loans	506	476	1,283	2,265	132,341	134,606
Total loans	$4,478	$5,979	$7,688	$18,145	$838,700	$856,845

	As of December 31, 2021

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$960	$416	$891	$2,268	$238,166	$240,434
Construction	-	-	-	-	6,329	6,329
Loans held-for-sale	-	-	-	-	513	513
Total residential mortgage loans	960	416	891	2,268	245,008	247,276
Commercial loans:
Real estate	1,735	1,029	4,379	7,143	281,307	288,450
Lines of credit	156	1,180	576	1,913	59,971	61,884
Other commercial and industrial	1,799	1,686	1,056	4,541	64,594	69,135
Paycheck Protection Program loans	-	-	-	-	19,338	19,338
Tax exempt loans	-	-	-	-	5,811	5,811
Total commercial loans	3,691	3,895	6,011	13,597	471,091	444,618
Consumer loans:
Home equity and junior liens	17	49	251	317	31,420	31,737
Other consumer	571	257	852	1,680	108,428	110,108
Total consumer loans	588	306	1,103	1,998	139,847	141,845
Total loans	$5,239	$4,617	$8,006	$17,862	$815,877	$833,739

Nonaccrual loans, segregated by class of loan, were as follows:

	March 31,	December 31,
(In thousands)	2022	2021
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,098	$891
	1,098	891
Commercial loans:
Real estate	4,235	4,407
Lines of credit	141	629
Other commercial and industrial	1,191	1,261
	5,567	6,297
Consumer loans:
Home equity and junior liens	388	252
Other consumer	895	852
Total consumer loans	1,283	1,104
Total nonaccrual loans	$7,948	$8,292

The Company is required to disclose certain activities related to Troubled Debt Restructurings (“TDR”) in accordance with accounting guidance. Certain loans have been modified as a TDR where economic concessions have been granted to a borrower who is experiencing, or expected to experience, financial difficulties. These economic concessions could include a reduction in the loan interest rate, extension of payment terms, reduction of principal amortization, or other actions that it would not otherwise consider for a new loan with similar risk characteristics.

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

The Company has one loan that was modified as a TDR for the three months ended March 31, 2022.

	For the three months ended March 31, 2022
(In thousands)	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Additional provision for loan losses
Commercial real estate loans	1	$355	$355	$-

The loan evaluated for impairment for the three months ended March 31, 2022 has been classified as a TDR due to economic concessions granted, which consisted of a reduction in the stated interest rate, a significant delay in the timing of the payment or an extended maturity date that will result in a significant delay in payment from the original terms.

The Company is required to disclose loans that have been modified as TDRs within the previous 12 months in which there was payment default after the restructuring.  The Company defines payment default as any loans 90 days past due on contractual payments.

The Company had two loans that were modified as TDRs during the twelve months prior to March 31, 2022, which had subsequently defaulted during the three months ended March 31, 2022.

The Company had one loan that was modified as a TDR during the twelve months prior to March 31, 2021, which had subsequently defaulted during the three months ended March 31, 2021.

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

Impaired Loans

The following table summarizes impaired loan information by portfolio class at the indicated dates:

	March 31, 2022			December 31, 2021
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$662	$662	$-	$666	$666	$-
Commercial real estate	4,206	4,301	-	4,708	4,801	-
Commercial lines of credit	100	100	-	100	104	-
Other commercial and industrial	299	335	-	357	396	-
Home equity and junior liens	91	91	-	93	93	-

With an allowance recorded:
1-4 family first-lien residential mortgages	528	528	97	539	539	90
Commercial real estate	2,908	2,908	352	2,450	2,450	300
Commercial lines of credit	48	53	48	53	53	53
Other commercial and industrial	1,887	1,893	1,353	1,852	1,852	1,318
Home equity and junior liens	539	539	114	539	539	114
Total:
1-4 family first-lien residential mortgages	1,191	1,190	97	1,205	1,205	90
Commercial real estate	7,114	7,209	352	7,158	7,251	300
Commercial lines of credit	148	153	48	153	157	53
Other commercial and industrial	2,185	2,228	1,353	2,209	2,248	1,318
Home equity and junior liens	630	630	114	632	632	114
Totals	$11,268	$11,410	$1,964	$11,357	$11,493	$1,875

The following table presents the average recorded investment in impaired loans for the periods indicated:

	For the three months ended
	March 31,
(In thousands)	2022	2021
1-4 family first-lien residential mortgages	$1,197	$1,677
Commercial real estate	7,135	13,152
Commercial lines of credit	151	943
Other commercial and industrial	2,198	6,846
Home equity and junior liens	631	398
Other consumer	-	87
Total	$11,312	$23,103

The following table presents the cash basis interest income recognized on impaired loans for the periods indicated:

	For the three months ended
	March 31,
(In thousands)	2022	2021
1-4 family first-lien residential mortgages	$16	$16
Commercial real estate	63	65
Commercial lines of credit	2	10
Other commercial and industrial	20	25
Home equity and junior liens	6	1
Other consumer	-	5
Total	$107	$122

Note 7:   Allowance for Loan Losses

Management extensively reviews recent trends in historical losses, qualitative factors, including concentrations of loans to related borrowers and concentrations of loans by collateral type, and specific reserve needs on loans individually evaluated for impairment in its determination of the adequacy of the allowance for loan losses. We recorded $102,000 in provision for loan losses for the three month period ended March 31, 2022, as compared to $1.0 million for the three month period ended March 31, 2021.  The provisioning in 2022 and 2021 reflects management’s determination of prudent additions to reserves considering loan mix changes, concentrations of loans in certain business sectors, factors related to loan quality metrics, and continued COVID-19 related economic uncertainty. The credit-sensitive portfolios continue to be carefully monitored, and the Bank will consistently apply its conservative loan classification and reserve building methodologies to the analysis of these portfolios.

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

	For the three months ended March 31, 2022
	1-4 family
	first-lien	Residential			Other	Paycheck
	residential	construction	Commercial	Commercial	commercial	Protection
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial	Program
Allowance for loan losses:
Beginning Balance	$872	$-	$5,308	$935	$2,762	$-
Charge-offs	-	-	-	(17)	-	-
Recoveries	-	-	-	-	-	-
Provisions (credits)	(42)	-	(10)	143	(25)	-
Ending balance	$830	$-	$5,298	$1,061	$2,737	$-
Ending balance: related to loans individually evaluated for impairment	$97	$-	$352	$48	$1,353	$-
Ending balance: related to loans collectively evaluated for impairment	$733	$-	$4,946	$1,013	$1,384	$-
Loans receivables:
Ending balance	$232,809	$21,594	$303,250	$75,370	$69,695	$13,292
Ending balance: individually evaluated for impairment	$1,191	$-	$7,114	$148	$2,185	$-
Ending balance: collectively evaluated for impairment	$231,618	$21,594	$296,136	$75,222	$67,510	$13,292

		Home equity	Other
	Tax exempt	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$3	$774	$1,297	$984	12,935
Charge-offs	-	-	(29)	-	(46)
Recoveries	-	-	26	-	26
Provisions	1	(98)	128	5	102
Ending balance	$4	$676	$1,422	$989	$13,017
Ending balance: related to loans individually evaluated for impairment	$-	$114	$-	$-	$1,964
Ending balance: related to loans collectively evaluated for impairment	$4	$562	$1,422	$989	$11,053
Loans receivables:
Ending balance	$5,550	$30,781	$103,825	$679	$856,845
Ending balance: individually evaluated for impairment	$-	$630	$-	$-	$11,268
Ending balance: collectively evaluated for impairment	$5,550	$30,151	$103,825	$679	$845,577

	For the three months ended March 31, 2021
	1-4 family
	first-lien	Residential			Other	Paycheck
	residential	construction	Commercial	Commercial	commercial	Protection
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial	Program
Allowance for loan losses:
Beginning Balance	$931	$-	$4,776	$1,670	$2,992	$-
Charge-offs	-	-	(100)	-	-	-
Recoveries	-	-	-	1	-	-
Provisions	44	-	1,045	245	24	-
Ending balance	$975	$-	$5,721	$1,916	$3,016	$-
Ending balance: related to loans individually evaluated for impairment	$161	$-	$252	$960	$1,285	$-
Ending balance: related to loans collectively evaluated for impairment	$814	$-	$5,469	$956	$1,731	$-
Loans receivables:
Ending balance	$226,058	$7,789	$289,182	$63,158	$77,915	$71,885
Ending balance: individually evaluated for impairment	$1,507	$-	$13,521	$960	$6,714	$-
Ending balance: collectively evaluated for impairment	$224,551	$7,789	$275,661	$62,198	$71,201	$71,885

		Home equity	Other
	Tax exempt	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$739	$1,123	$545	12,777
Charge-offs	-	-	(43)	-	(143)
Recoveries	-	-	30	-	31
Provisions	-	88	127	(545)	1,028
Ending balance	$1	$827	$1,237	$-	$13,693
Ending balance: related to loans individually evaluated for impairment	$-	$221	$-	$-	2,879
Ending balance: related to loans collectively evaluated for impairment	$1	$606	$1,237	$-	10,814
Loans receivables:
Ending balance	$6,959	$36,181	$87,976	$437	867,540
Ending balance: individually evaluated for impairment	$-	$578	$92	$-	23,372
Ending balance: collectively evaluated for impairment	$6,959	$35,603	$87,884	$437	$844,168

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

The allocation of the allowance for loan losses summarized on the basis of the Company’s calculation methodology was as follows:

	March 31, 2022
(In thousands)	1-4 family first-lien residential mortgage	Residential construction mortgage	Commercial real estate	Commercial lines of credit	Other Commercial and industrial
Specifically reserved	$97	$-	$352	$48	$1,353
Historical loss rate	85	-	2	26	96
Qualitative factors	648	-	4,944	987	1,288
Total	$830	$-	$5,298	$1,061	$2,737

	Tax exempt	Home equity and junior liens	Other consumer	Unallocated	Total
Specifically reserved	$-	$114	$-	$-	$1,964
Historical loss rate	-	324	1,147	-	1,680
Qualitative factors	4	238	275	-	8,384
Other	-	-	-	989	989
Total	$4	$676	$1,422	$989	$13,017

	March 31, 2021
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$161	$-	$252	$960	$1,285
Historical loss rate	84	-	1	89	61
Qualitative factors	730	-	5,468	867	1,670
Total	$975	$-	$5,721	$1,916	$3,016

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$221	$-	$-	$2,879
Historical loss rate	-	325	957	-	1,517
Qualitative factors	1	281	280	-	9,297
Other	-	-	-	-	-
Total	$1	$827	$1,237	$-	$13,693

Note 8:   Foreclosed Real Estate

The Company is required to disclose the carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession of the property at each reporting period.  At March 31, 2022 and December 31, 2021, the Company reported $722,000 and $594,000, respectively, in residential real estate loans in the process of foreclosure.

Note 9:   Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risks involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  The Company had $2.7 million of standby letters of credit as of March 31, 2022.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The Company holds two corporate investment securities with an amortized historical cost of $4.1 million and an aggregate fair market value of $4.7 million as of March 31, 2022. These securities have a valuation that is determined using published net asset values (NAV) derived by an analysis of the securities’ underlying assets. These securities are comprised primarily of broadly-diversified real estate and adjustable-rate senior secured business loans and are traded in secondary markets on an infrequent basis. While these securities are redeemable at least annually through tender offers made by their respective issuers, the liquidation value of the securities may be below their stated NAVs and also subject to restrictions as to the amount of securities that can be redeemed at any single scheduled redemption. The Company anticipates that these securities will be redeemed by their respective issuers on indeterminate future dates as a consequence of the ultimate liquidation strategies employed by the management of these investments.

The Company holds one equity security investment, with an aggregate value of $1.2 million at March 31, 2022, valued utilizing readily available market pricing (Level 1) observed from active trading on major national stock exchanges.

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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	March 31, 2022
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$30,022	$-	$30,022
State and political subdivisions	-	42,871	-	42,871
Corporate	-	10,374	-	10,374
Asset backed securities	-	15,537	-	15,537
Residential mortgage-backed - US agency	-	22,040	-	22,040
Collateralized mortgage obligations - US agency	-	11,115	-	11,115
Collateralized mortgage obligations - Private label	-	61,313	-	61,313
Total		193,272		193,272
Corporate measured at NAV	-	-	-	4,652
Total available-for-sale securities	$-	$193,272	$-	$197,924

Marketable equity securities measured at NAV	$1,230	$-	$-	$1,230

Interest rate swap derivative fair value hedges	$-	$(894)	$-	$(894)

Interest rate swap derivative cash flow hedges	$-	$262	$-	$262

	December 31, 2021
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$32,273	$-	$32,273
State and political subdivisions	-	39,199	-	39,199
Corporate	-	9,630	-	9,630
Asset backed securities	-	13,613	-	13,613
Residential mortgage-backed - US agency	-	22,164	-	22,164
Collateralized mortgage obligations - US agency	-	12,285	-	12,285
Collateralized mortgage obligations - Private label	-	56,731	-	56,731
Total	-	185,895	-	185,895
Corporate measured at NAV	-	-	-	4,497
Total available-for-sale securities	$-	$185,895	$-	$190,392

Marketable equity securities measured at NAV	$677	$-	$-	$677

Interest rate swap derivative fair value hedge	$-	$(152)	$-	$(152)

Interest rate swap derivative cash flow hedges	$-	$(387)	$-	$(387)

Pathfinder Bank had the following assets measured at fair value on a nonrecurring basis as of March 31, 2022 and December 31, 2021:

		March 31, 2022
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$793	$793

		December 31, 2021
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$4,182	$4,182

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at the indicated dates.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At March 31, 2022
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 30% (17%)
	(Sales Approach)	Costs to Sell	7% - 14% (12%)
Discounted Cash Flow

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2021
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 30% (15%)
	(Sales Approach)	Costs to Sell	7% - 14% (10%)
Discounted Cash Flow

There have been no transfers of assets into or out of any fair value measurement level during the three months ended March 31, 2022.

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

Under FASB ASC Topic 820 for Fair Value Measurements and Disclosures, the financial assets and liabilities were valued at a price that represents the Company’s exit price or the price at which these instruments would be sold or transferred.

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

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		March 31, 2022		December 31, 2021
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$37,184	$37,184	$37,149	$37,149
Investment securities - available-for-sale	2	193,272	193,272	185,895	185,895
Investment securities - available-for-sale	NAV	4,652	4,652	4,497	4,497
Investment securities - marketable equity	1	1,230	1,230	677	677
Investment securities - held-to-maturity	2	167,997	164,791	160,923	162,805
Federal Home Loan Bank stock	2	3,533	3,533	4,189	4,189
Net loans	3	842,584	835,644	819,524	819,721
Accrued interest receivable	1	4,740	4,740	4,520	4,520
Interest rate swap derivative fair value hedges	2	4,229	4,229	1,308	1,308

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$748,162	$748,162	$694,089	$694,089
Time Deposits	2	365,915	361,757	361,257	360,680
Borrowings	2	62,521	59,951	77,098	76,957
Subordinated loans	2	29,604	29,896	29,563	30,627
Accrued interest payable	1	122	122	106	106
Interest rate swap derivative fair value hedges	2	894	894	152	152
Interest rate swap derivative cash flow hedges	2	(262)	(262)	387	387

Note 11:   Interest Rate Derivatives

The Company is exposed to certain risks from both its business operations and changes in economic conditions.  As part of managing interest rate risk, the Company enters into standardized interest rate derivative contracts (designated as hedging agreements) to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate hedging agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate hedging agreements are generally entered into with counterparties that meet established credit standards and the agreements contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material at March 31, 2022.  Interest rate hedging agreements are recorded at fair value as other assets or liabilities.  The Company had no material derivative contracts not designated as hedging agreements at March 31, 2022 or December 31, 2021.

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

The Company records various hedges in the consolidated statements of condition at fair value. The Company’s accounting treatment for these derivative instruments is based on the instruments hedge designation determined at the inception of each derivative instrument's contractual term.  The following tables show the Company’s outstanding fair value hedges at March 31, 2022 and December 31, 2021:

(In thousands)	Carrying Amount of the Hedged Assets at March 31, 2022	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets at March 31, 2022	Carrying Amount of the Hedged Assets at December 31, 2021	Cumulative Amount of Fair Value Hedging Adjustment Included in The Carrying Amount of the Hedged Assets at December 31, 2021
Line item on the balance sheet in which the hedged item is included:
Available-for-sale securities (1)	$65,636	$(4,229)	$61,808	$(1,308)
Loans receivable (2)	$39,887	$(894)	$41,651	$(152)

(1)

These amounts represent the amortized cost basis of specifically identified municipal securities designated as the underlying assets for the hedging relationship. The notional amount of the designated hedged item was $65.6 million and $61.8 million at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022, the fair value of the derivative resulted in a net asset position of $4.2 million and $1.3 million recorded by the Company in other assets at March 31, 2022 and December 31, 2021. The Company’s participation in the fair value hedge had an immaterial effect on recorded interest income at March 31, 2022 and December 31, 2021.

(2)

These amounts include the amortized cost of a specific loan pool designated as the underlying asset for the hedging relationship in which the hedged item is the underlying asset's amortized cost (last layer) projected to be remaining at the end of the contractual term of the hedging instrument.  The amount of the designated hedged item was $39.9 million and $41.7 million as of March 31, 2022 and December 31, 2021, respectively. At March 31, 2022, the fair value of the derivative resulted in a net asset position of $894,000, recorded by the Company in other assets.  The Company’s participation in the fair value hedge had an immaterial effect on recorded interest income at March 31, 2022 and December 31, 2021.

The following table shows the pre-tax gains and losses of the Company’s derivatives designated as cash flow hedges in OCI at March 31, 2022 and December 31, 2021:

(In thousands)	March 31, 2022	December 31, 2021
Cash flow hedges:
Fair market value adjustment interest rate swap	262	(387)
Total loss in comprehensive income	$262	$(387)

The amounts of hedge ineffectiveness, recognized at March 31, 2022 and December 31, 2021 for cash flow hedges were not material to the Company’s consolidated results of operations. A portion of, or the entire amount included in accumulated other comprehensive loss would be reclassified into current earnings should a portion of, or the entire hedge, no longer be considered effective.  Management believes that the hedges will remain fully effective during the remaining term of the respective hedging contracts.  The changes in the fair values of the interest rate hedging agreements primarily result from the effects of changing index interest rates and the reduction of the time each quarter between the measurements date and the contractual maturity date of the hedging instrument.

The Company manages its potential credit exposure on interest rate swap transactions by entering into bilateral credit support agreements with each contractual counterparty. These agreements require collateralization of credit exposures beyond specified minimum threshold amounts. At March 31, 2022 the Company posted cash, held in an interest-bearing refundable escrow arrangement, in the amount of $1.6 million in order to satisfy collateral requirements associated with its hedging contracts.

Note 12:   Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) (“AOCI”), net of tax, for the periods indicated are summarized in the tables below.

	For the three months ended March 31, 2022
(In thousands)	Retirement Plans	Unrealized Loss on Available-for- Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Unrealized Gain on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(1,412)	$428	$(286)	$2	$(1,268)
Other comprehensive income before reclassifications	-	(4,271)	480	-	(3,791)
Amounts reclassified from AOCI	1	-	-	-	1
Ending balance	$(1,411)	$(3,843)	$194	$2	$(5,058)

	For the three months ended March 31, 2021
(In thousands)	Retirement Plans	Unrealized Gain on Available-for- Sale Securities	Unrealized Loss on Derivatives and Hedging Activities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(2,093)	$837	$(966)	$(14)	$(2,236)
Other comprehensive income before reclassifications	-	271	173	5	449
Amounts reclassified from AOCI	19	-	-	-	19
Ending balance	$(2,074)	$1,108	$(793)	$(9)	$(1,768)

The following table presents the amounts reclassified out of each component of AOCI for the indicated period:

		Amount Reclassified
		from AOCI (1)
		(Unaudited)
(In thousands)		For the three months ended
Details about AOCI (1) components	Affected Line Item in the Statement of Income	March 31, 2022	March 31, 2021
Retirement plan items
Retirement plan net losses recognized in plan expenses (2)	Salaries and employee benefits	$(1)	$(26)
Tax effect	Provision for income taxes	-	7
	Net Income	$(1)	$(19)

(1)	Amounts in parentheses indicates debits in net income.
(2)	These items are included in net periodic pension cost.

See Note 5 for additional information.

Note 13: Noninterest Income

The Company has included the following table regarding the Company’s noninterest income for the periods presented.

	For the three months
	ended March 31,
(In thousands)	2022	2021
Service fees
Insufficient funds fees	$118	$190
Deposit related fees	102	97
ATM fees	39	44
Total service fees	259	331
Fee Income
Insurance commissions	299	279
Investment services revenue	97	83
ATM fees surcharge	48	51
Banking house rents collected	55	63
Total fee income	499	476
Card income
Debit card interchange fees	228	221
Merchant card fees	16	15
Total card income	244	236
Mortgage fee income and realized gain on sale of loans and foreclosed real estate
Loan servicing fees	117	90
Net gains on sales of loans and foreclosed real estate	63	120
Total mortgage fee income and realized gain on sale of loans and foreclosed real estate	180	210
Total	1,182	1,253
Earnings and gain on bank owned life insurance	162	125
Net loss on sale and redemption of investment securities	(6)	-
Gains on marketable equity securities	68	234
Net gains on sale of premises and equipment	-	201
Other miscellaneous income	197	32
Total noninterest income	$1,603	$1,845

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

Note 14: Leases

The Company has operating and finance leases for certain banking offices and land under noncancelable agreements.  Our leases have remaining lease terms that vary from less than two years up to 30 years, some of which include options to extend the leases for various renewal periods.  All options to renew are included in the current lease term when we believe it is reasonably certain that the renewal options will be exercised.

The components of lease expense are as follows:

	For the three months ended
(In thousands)	March 31, 2022	March 31, 2021
Operating lease cost	$57	$57
Finance lease cost	21	20

Supplemental cash flow information related to leases was as follows:

	For the three months ended
(In thousands)	March 31, 2022	March 31, 2021
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$52	$52
Operating cash flows from finance leases	21	20
Financing cash flows from finance leases	18	18

Supplemental balance sheet information related to leases was as follows:

	For the three months ended
(In thousands, except lease term and discount rate)	March 31, 2022	March 31, 2021
Operating Leases:
Operating lease right-of-use assets	$2,102	$2,136
Operating lease liabilities	$2,409	$2,440

Finance Leases:
Financial Liability	$599	$596

Weighted Average Remaining Lease Term:
Operating Leases	18.16 years	18.29 years
Finance Leases	27.17 years	27.42 years

Weighted Average Discount Rate:
Operating Leases	3.73%	3.73%
Finance Leases	13.75%	13.75%

Maturities of lease liabilities were as follows:

Three Months Ending March 31, 2022
(In thousands)
2023	$85
2024	118
2025	118
2026	126
2027	133
Thereafter	2,428
Total minimum lease payments	$3,008

The Company owns certain properties that it leases to unaffiliated third parties at market rates.  Lease rental income was $55,000 and $63,000 for the three months ended March 31, 2022 and 2021 respectively.  All lease agreements, in which the Company is the lessor, are accounted for as operating leases.

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

As of the date of this filing, a variant of the coronavirus, referred to as the “Omicron” variant, has emerged in the United States and remains a significant concern in some regions and potentially, throughout the country.  As a result, certain previously-relaxed social distancing and safety protocols have been reinstated in some areas of the country and it is possible that such protocols will be reinstated broadly in the future. The economic effects of these varying protocol reinstatement actions on the Company’s operations cannot be determined with certainty at this time.

Note 16: Related Party Transactions:

In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”).  None of the related party loans were classified as nonaccrual, past due, restructured, or potential problem loans at March 31, 2022 or December 31, 2021.

The following represents the activity associated with loans to related parties during the three months ended March 31, 2022 and the year ended December 31, 2021:

(In thousands)	2022	2021
Balance at the beginning of the period	$22,427	$22,445
Originations and related party additions	18	8,007
Principal payments and related party removals	(1,220)	(8,025)
Balance at the end of the period	$21,225	$22,427

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

General

The Company is a Maryland corporation headquartered in Oswego, New York.  The Company is 100% owned by public shareholders.  The primary business of the Company is its investment in Pathfinder Bank (the "Bank"), a New York State chartered commercial bank, which is 100% owned by the Company.  The Bank has two wholly owned operating subsidiaries, Pathfinder Risk Management Company, Inc. (“PRMC”) and Whispering Oaks Development Corp. All significant inter-company accounts and activity have been eliminated in consolidation.  Although the Company owns, through its subsidiary PRMC, 51% of the membership interest in FitzGibbons Agency, LLC (“Fitzgibbons” or “Agency”), the Company is required to consolidate 100% of FitzGibbons within the consolidated financial statements.  The 49% of which the Company does not own, is accounted for separately as a noncontrolling interest within the consolidated financial statements.  At March 31, 2022, the Company and subsidiaries had total consolidated assets of $1.33 billion, total consolidated liabilities of $1.22 billion and shareholders' equity of $109.1 million, plus noncontrolling interest of $390,000, which represents the 49% of FitzGibbons not owned by the Company.

The following discussion reviews the Company's financial condition at March 31, 2022 and the results of operations for the three month period ended March 31, 2022 and 2021. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other period.

The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2022 (“the consolidated annual financial statements”) as of December 31, 2021 and 2020 and for the two years then ended.  Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Item 2.

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

COVID-19 Response

The World Health Organization (the “WHO”) declared COVID-19 a global pandemic on March 11, 2020.   In the United States, by the end of March 2020, the rapid spread of the COVID-19 virus invoked various Federal and New York State authorities to make emergency declarations and issue executive orders to limit the spread of the disease.  Measures included severe restrictions on international and domestic travel, limitations on public gatherings, implementation of social distancing and sanitization protocols, school closings, orders to shelter in place and mandates to close all non-essential businesses to the public. To varying degrees, these very substantial mandated curtailments of social and economic activity had been progressively relaxed in the United States during 2021, and were partially reinstated in some cases due to new variant breakouts in various areas of the country.  This relaxation of the social and economic restrictions followed the increasingly wide-spread availability of vaccines that were first made available to the most vulnerable population segments in late 2020. These vaccines are generally considered to be effective in reducing the severity of the infection, if contracted, and in slowing the rate of spread of the coronavirus.  However, the percentage of unvaccinated people in the United States, and the potential for future mutations of the coronavirus, remain significant long-term public health and economic concerns.

As a result of the initial and continuing outbreak, and governmental responses thereto, the spread of the coronavirus caused us to modify our business practices, in some cases substantially.  These modifications included restrictions on employee travel, employee work locations, and the cancellation of physical participation in meetings, events and conferences.  During the most restrictive periods during the pandemic, the Company had many of its employees working remotely and significantly reduced physical customer contact with employees and other customers until the second quarter of 2021, when New York State relaxed the majority of its safety mandates.  At March 31, 2022, the Bank’s offices and branches were fully accessible to the public.  In the best interests of our employees, customers, and business partners, we will take further action, focused on safety, as may be required in the future by government authorities.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed into law on March 27, 2020, provided financial assistance in various forms to both businesses and consumers, including the establishment and funding of the Paycheck Protection Program (“PPP”).  In addition, the CARES Act also created many directives affecting the operations of financial service providers, such as the Company, including a forbearance program for federally-backed mortgage loans and protections for borrowers from negative credit reporting due to loan accommodations related to the national emergency. The banking regulatory agencies issued guidance encouraging financial institutions to work prudently with borrowers who were, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. The Company has worked to assist its business and consumer customers affected by COVID-19.  While the CARES Act is widely-considered to have been beneficial to the economic recovery and supportive of the Company’s business activities, the long-term effect of this legislation on the operations of the Company cannot be determined with certainty at this time.

As of the date of this filing, variants of the coronavirus, referred to as the “Omicron” variant, along with sub-variants of Omicron, have emerged in the United States and remain a concern in some regions and potentially, throughout the country.  These variants are believed to be more contagious than earlier variants of the coronavirus.  Certain previously-relaxed social distancing and safety protocols may have to be reinstated locally or in other regions of the country and it is possible that such protocols will be reinstated broadly in the future. The economic effects of these varying protocol reinstatement actions on the Company’s operations cannot be determined with certainty at this time.

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

Unaudited	For the three months ended
(In thousands, except number of loans)	March 31, 2022	March 31, 2021
Number of PPP loans originated in the period	-	421
Funded balance of PPP loans originated in the period	$-	$34,487
Number of PPP loans forgiven in the period	93	206
Balance of PPP loans forgiven in the period	$6,096	$18,581
Deferred PPP fee income recognized in the period	$278	$412

	For the three months ended
(In thousands, except number of loans)	March 31, 2022	March 31, 2021
Unearned PPP deferred fee income at end of period	$440	$1,468

(In thousands, except number of loans)	Number	Balance
Total PPP loans originated since inception	1,177	$111,721
Total PPP loans forgiven since inception	1,025	$98,429
Total PPP loans remaining at March 31, 2022	152	$13,292

Application of Critical Accounting Estimates

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

Our Allowance for Loan and Lease Losses policy establishes criteria for selecting loans to be measured for impairment based on the following:

Residential and Consumer Loans:

•	All loans rated substandard or worse, on nonaccrual status, and above our total related credit (“TRC”) threshold balance of $300,000.
•	All Troubled Debt Restructured Loans.

Commercial Lines and Loans, Commercial Real Estate, and Tax-exempt loans:

•	All loans rated substandard or worse, on nonaccrual status, and above our TRC threshold balance of $100,000.
•	All Troubled Debt Restructured Loans.

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

Deferred income tax assets and liabilities are determined using the liability method.  Under this method, the net deferred tax asset or liability is recognized for the future tax consequences.  This is attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating and capital loss carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  If current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established.  The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.

On April 7, 2021, the New York State Legislature approved comprehensive tax legislation as part of the State’s 2022 Fiscal Year budget. The legislation includes increased taxes on businesses and high-income individuals among other tax law revisions.  Other provisions include amendments to the real estate transfer tax. The legislation increases the corporate franchise tax rate to 7.25% from 6.5% for tax years beginning on or after January 1, 2021 and before January 1, 2024 for taxpayers with a business income base greater than $5.0 million.  In addition, the previously scheduled phase-out of the capital base tax has been delayed.  The rate of the capital base was set to be reduced to 0% starting in 2021.  The legislation imposes the tax at the rate of 0.1875% for tax years beginning on or after January 1, 2021 and before January 1, 2024, with the 0% rate to take effect in 2024.  Management continues to evaluate the projected impact of this newly issued New York State tax legislation on the Company’s financial condition and results of operations and believes that these provisions require an increase in the Company’s income tax expense for the three months ended March 31, 2022, thereby requiring an increase in the Company’s effective tax rate to 21% for the three months ended March 31, 2022 as compared to the effective tax rate of 20.6%, for the same three month period in 2021.

The Company’s effective tax rate typically differs from the 21% federal statutory tax rate due primarily to New York State income taxes, partially offset by tax-exempt income from specific types of investment securities and loans, bank owned life insurance, and to a much lesser degree, the utilization of low income housing tax credits. Other variances from the federal statutory federal tax rate are due to the effects of transitional adjustments related to state income taxes. In addition, the tax effects of certain incentive stock option activity may reduce the Company’s effective tax rate on a sporadic basis.

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

The Company carries all of its available-for-sale investments at fair value with any unrealized gains or losses reported, net of tax, as an adjustment to shareholders' equity and included in accumulated other comprehensive income (loss), except for the credit-related portion of debt securities’ impairment losses and other-than-temporary impairment (“OTTI”) of equity securities which are charged to earnings.  The Company's ability to fully realize the value of its investments in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.  In evaluating the debt securities (both available-for-sale and held-to-maturity) portfolio for other-than-temporary impairment losses, management considers (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) if the present value of expected cash flows is insufficient to recover the entire amortized cost basis. When the fair value of a held-to-maturity or available-for-sale security is less than its amortized cost basis, an assessment is made as to whether OTTI is present.  The Company considers numerous factors when determining whether a potential OTTI exists and the period over which the debt security is expected to recover.  The principal factors considered are (1) the length of time and the extent to which the fair value has been less than the amortized cost basis, (2) the financial condition of the issue and (guarantor, if any) and adverse conditions specifically related to the security, industry or geographic area, (3) failure of the issuer of the security to make scheduled interest or principal payments, (4) any changes to the rating of the security by a nationally recognized statistical rating organization (“NRSRO”), and (5) the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies.

The estimation of fair value is significant to several of our assets; including available-for-sale and marketable equity investment securities, intangible assets, foreclosed real estate, and the value of loan collateral when valuing loans.  These are all recorded at either fair value, or the lower of cost or fair value. Fair values are determined based on third party sources, when available.  Furthermore, accounting principles generally accepted in the United States require disclosure of the fair value of financial instruments as a part of the notes to the annual audited consolidated financial statements.  Fair values on our available-for-sale securities may be influenced by a number of factors including market interest rates, prepayment speeds, discount rates, and the shape of yield curves.

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

Management performs an annual evaluation of our goodwill for possible impairment at each of our reporting units.  Based on the results of the December 31, 2021 evaluation, management has determined that the carrying value of goodwill was not impaired as of that date.  Management will continuously evaluate all relevant economic and operational factors potentially affecting the Bank or the fair value of its assets, including goodwill.  Should the current pandemic, or the future economic consequences thereof, require a significant and sustained change in the operations of the Bank, re-evaluations of the Bank’s goodwill valuation will be conducted on a more frequent basis.

Recent Events

On March 25, 2022, the Company announced that its Board of Directors declared a cash dividend of $0.09 per share on the Company's voting common and non-voting common stock, and a cash dividend of $0.09 per notional share for the issued warrant relating to the fiscal quarter ended March 31, 2022. The dividend was payable to all shareholders of record on April 22, 2022 and was paid on May 6, 2022.

Overview and Results of Operations

The following represents the significant highlights of the Company’s operating results between the first quarter of 2022 and the first quarter of 2021.

•	Net income increased $796,000, or 37.0%, to $3.0 million.
•	Basic and diluted earnings per share were both $0.49 per share and increased $0.13 per share from $0.36 per share.
•	Return on average assets increased 22 basis points to 0.90% as the increase in income outpaced the increase in average assets.
•

Net interest income, after provision for loan losses, increased $1.8 million, or 24.3%, to $9.4 million.  Excluding the provision, net interest income increased $907,000, or 10.6%, to $9.5 million. The increase in net interest income, after provision for loan losses, was primarily due to the increase in the average balance of interest-earning assets, coupled with a decrease in the average rate paid on average interest-bearing liabilities.  These increases were offset by a 10 basis point decrease in the average yield earned on the average balance of interest-earning assets. Additionally, a reduction in the provision for loan losses of $926,000 was reflective of improving asset quality metrics.  The credit sensitive portfolios continue to be carefully monitored.

•

The net interest margin for the first quarter of 2022 was 3.06%, a 21 basis point increase compared to 2.85% for the first quarter of 2021. This improvement reflects a 36 basis point decline in the average cost paid on interest-bearing liabilities, with a 10 basis point decrease in the average yield earned on interest-earning assets.

•

The effective income tax rate increased .40% to 21.0% for the three months ended March 31, 2022 as compared to 20.6% for the same three month period in 2021.  The increase in the tax rate in the first quarter of 2022, as compared to the same quarter in 2021, was primarily related to an increase in pretax income and an increase in New York State permanent differences, which created higher state taxable income subject to the tax rate of 7.25%.

The following reflects the significant changes in financial condition between December 31, 2021 and March 31, 2022.  In addition, the following reflects significant changes in asset quality metrics between December 31, 2021, March 31, 2022 and March 31, 2021.

•	Total assets increased $43.2 million, or 3.4% to $1.33 billion at March 31, 2022, as compared to December 31, 2021, primarily driven by higher investment securities’ balances and loan balances.
•

Asset quality metrics, as measured by net loan charge-offs, remained stable, in comparison to recent reporting periods.  The annualized net loan charge-offs to average loans ratio was 0.02% for the first quarter of 2022, compared to 0.05% for the first quarter of 2021, and 0.10% for the fourth quarter of 2021.  Nonperforming loans to total loans decreased 154 basis points to 0.93% at March 31, 2022, compared to 2.5% at March 31, 2021. Nonperforming loans to total loans decreased 7 basis points to 0.93% at March 31, 2022 compared to 1.0% at December 31, 2021. Correspondingly, the ratio of the allowance for loan losses to nonperforming loans was 163.8% at March 31, 2022, as compared to 64.2% at March 31, 2021, and 156.0% at December 31, 2021.

The Company had net income of $3.0 million for the three months ended March 31, 2022 compared to net income of $2.2 million for the three months ended March 31, 2021.  The $796,000 increase in net income was due primarily to a $40,000 increase in interest and dividend income, an $867,000 decrease in interest expense, and a $926,000 decrease in the provision for loan losses.  Partially offsetting the increases to net income was a $242,000 decrease in noninterest income, a $616,000 increase in noninterest expense and a $172,000 increase in income tax expense.

Net interest income before the provision for loan losses increased $907,000, or 10.6%, to $9.5 million for the three months ended March 31, 2022 as compared to $8.6 million for the same three month period in 2021. The increase was primarily a result of a 36 basis points decrease in the average cost of interest-bearing liabilities between the year-over-year first quarter periods. Further, the increase was a result of increases in average interest-earning asset balances, primarily in the investment categories, offset by a decrease in the average yield of interest-earning assets of 10 basis points to 3.54% for the three months ended March 31, 2022 from 3.6% for the same three month period of the previous year.  The increase in interest income was partially reduced in the three months ended March 31, 2022 by reductions in the level of deferred PPP fee income recognized in the period due to the decreased levels of forgiveness in the three months ended March 31, 2022 as compared to the same three month period in the previous year.

In comparing the year-over-year first quarter periods, the return on average assets increased 22 basis points to 0.90% due to the combined effects of the increase in net income (the numerator in the ratio) and the increase in average assets (the denominator in the ratio).  Average assets increased due to increases in average taxable securities of $21.0 million and average tax-exempt securities of $20.5 million in the first quarter of 2022, as compared to the same quarter of 2021.  Average interest-bearing deposits increased $45.0 million in the first quarter of 2022, as compared with the same quarter in 2021.  Noninterest-bearing deposits totaled $199.2 million at March 31, 2022, an increase of $18.7 million, or 10.4%, compared to March 31, 2021. The increases in noninterest-bearing deposits were primarily the result of the Bank’s participation in the PPP, as well as ongoing growth in business banking relationships.   In addition, the Bank has seen a general increase in the average account balance for consumer deposits consistent with similar increases generally reported throughout the industry. These increases are expected to be transitory and relate primarily to significant levels of economic stimulus combined with reduced levels of consumer spending related to the pandemic. At this time, it cannot be determined with certainty how long it will be before these deposits return to historically normal levels.

For the first three months of 2022, we recorded $102,000 in provision for loan losses as compared to $1.0 million in the same prior year three month period.  The provision is reflective of (1) the qualitative factors used in determining the adequacy of the allowance for loan losses, (2) the size of the loan portfolio, and (3) delinquent and nonaccrual loans.  The decline in the provision for loan losses in the first quarter of 2022, as compared to the same period in the first quarter of 2021, was primarily related to the improvement in the qualitative factors used by the Company to determine the provision in 2022, as compared to the same period in the previous year. The improvement in these qualitative factors was due to observed improvements in economic conditions during the second half of 2021 and the first quarter of 2022 that followed the easing of the most restrictive phases of the COVID-19 pandemic that had existed in 2020 and the first half of 2021. The credit sensitive portfolios continue to be carefully monitored.  Please refer to the asset quality section below for a further discussion of asset quality as it relates to the allowance for loan losses.

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

	(Unaudited)
	For the three months ended March 31,
	2022			2021
			Average			Average
Unaudited	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$845,461	$8,692	4.11%	$849,676	$8,847	4.16%
Taxable investment securities	329,291	2,168	2.63%	308,259	2,063	2.68%
Tax-exempt investment securities	32,721	118	1.44%	12,234	29	0.95%
Fed funds sold and interest-earning deposits	31,830	4	0.05%	32,414	3	0.04%
Total interest-earning assets	1,239,303	10,982	3.54%	1,202,583	10,942	3.64%
Noninterest-earning assets:
Other assets	91,622			82,353
Allowance for loan losses	(13,031)			(13,057)
Net unrealized (losses)/gains on available-for-sale securities	(1,334)			1,314
Total assets	$1,316,560			$1,273,193
Interest-bearing liabilities:
NOW accounts	$106,894	$71	0.27%	$94,951	$57	0.24%
Money management accounts	16,072	4	0.10%	15,597	4	0.10%
MMDA accounts	261,898	246	0.38%	235,289	255	0.43%
Savings and club accounts	138,585	48	0.14%	111,317	33	0.12%
Time deposits	377,907	596	0.63%	399,176	1,178	1.18%
Subordinated loans	29,578	412	5.57%	39,412	557	5.65%
Borrowings	63,528	138	0.87%	85,070	298	1.40%
Total interest-bearing liabilities	994,462	1,515	0.61%	980,812	2,382	0.97%
Noninterest-bearing liabilities:
Demand deposits	199,164			180,442
Other liabilities	11,904			11,944
Total liabilities	1,205,530			1,173,198
Shareholders' equity	111,030			99,995
Total liabilities & shareholders' equity	$1,316,560			$1,273,193
Net interest income		$9,467			$8,560
Net interest rate spread			2.93%			2.67%
Net interest margin			3.06%			2.85%
Ratio of average interest-earning assets to average interest-bearing liabilities			124.62%			122.61%

 As indicated in the above table, net interest income, before provision for loan losses, increased $907,000, or 10.6%, to $9.5 million for the three months ended March 31, 2022 as compared to $8.6 million for the same prior year period.  This increase was due principally to the $36.7 million, or 3.1%, increase in the average balance of interest-earning assets, offset by a decrease of 10 basis points on the average yield earned on those assets.  These positive factors on net interest income were partially offset by an increase in the average balance of interest-bearing liabilities of $13.7 million, or 1.4%.  The negative effect of this increase in the average balance of interest-bearing liabilities on net interest income however, was partially offset by a decrease of 36 basis points on the average interest rate paid on those liabilities. In total, net interest margin increased 21 basis points to 3.06%.  The following analysis should also be viewed in conjunction with the table below which reports the changes in net interest income attributable to rate and volume.

Interest and dividend income increased $40,000, or 0.1%, to $11.0 million for the three months ended March 31, 2022 compared to $10.9 million for the same three month period in 2021.  This increase was due to an increase in the average balance of interest earning assets, which increased between the year-over-year first quarter periods by 3.1%, primarily as a result of an increase in the average balance of investment securities. The average balance of investment securities increased by $41.2 million primarily due to increased purchases of investment securities throughout the twelve months ended March 31, 2022.  These increased investment security purchases were primarily funded by increased levels of customer deposits placed with the Bank during 2021. The decrease in the average yield earned on loans was primarily due to the recognition of deferred PPP fee income in the period due to the increased levels of forgiveness in the three month period ended March 31, 2022.  PPP deferred fee recognition (recorded as an increase to loan interest income) was $278,000 in the three months ended March 31, 2022 as compared to $459,000 for the same three month period in 2021. Please refer to the PPP tables above for the full impact of PPP loans on average loan yields.

Interest expense for the three months ended March 31, 2022 decreased $867,000, or 36.4%, to $1.5 million when compared to the same prior year period.  This decrease was primarily due to a 36 basis points decline in the cost of interest-bearing liabilities. Deposit interest expense decreased $562,000, or 36.8%, to $965,000 due to a 28 basis points decrease in the annualized average rate paid on deposits to 0.43% for the three months ended March 31, 2022, as compared to 0.71% for the three months ended March 31, 2021.  This was partially offset by a $45.0 million increase in the average balance of interest-bearing deposits during the same time periods due to increases in average consumer, business and municipal deposit balances. These increases in average deposit balances were substantially derived from the effects of the various economic stimulus programs instituted in response to the Covid-19 pandemic, principally the PPP program and significant stimulus grant payments made to various municipalities and municipal agencies within the Bank’s customer base. This decrease in the average cost of deposits was primarily due to a 55 basis points decrease in the average rates paid on time deposits during the three months ended March 31, 2022, as compared to the same three month period in 2021, due to the general decline in market interest rates during 2021 after the first quarter of that year.

Net interest income for the three months ended March 31, 2022 was $9.5 million, compared to $9.7 million for the three months ended December 31, 2021.  The average balance of interest-earning assets increased $54.2 million for the quarter ended March 31, 2022 to $1,239 million from $1,185 million for the quarter ended December 31, 2021. The net interest margin percentage decreased from 3.28% for the three months ended December 31, 2021 to 3.06% for the three months ended March 31, 2022. The primary driver of the decrease in net interest income and margin was a $205,000, or 1.8%, decrease in interest dividend income to $11.0 million for the three months ended March 31, 2022 compared to $11.2 million for the three months ended December 31, 2021.  This decrease was primarily due to a $238,000 quarter-over-quarter decline in loan income in the quarter ended March 31, 2022, as compared to the immediately preceding quarter, This decline in loan income was primarily due to $102,000 in non-recurring settlement adjustments made in January of 2022, causing a quarter over quarter variance of $204,000 in loan income.  The nonrecurring settlement adjustments related to two purchased loan pools, with an aggregate amortized cost of $43.5 million, acquired in the fourth quarter of 2021. In addition, loan income in the three months ended March 31, 2022 was lower than in the previous quarter as PPP deferred fee recognition (recorded as an increase to loan interest income) declined to $278,000 in the three months ended March 31, 2022 as compared to $408,000 for the three months ended December 31, 2021.

For the full year ended December 31, 2022, management projects a net interest margin of 3.13-3.18%.  This is a forward looking projection relying on internal analyses performed by the Company’s management.  These analyses are based on the interest-earning assets and liabilities held on the Company’s balance sheet at March 31, 2022.  This projection considers both forecasted asset and liability repricing expectations as well as anticipated reinvestment rates for expected future asset and liability cash flows. The analyses were prepared in consideration of forward and spot Treasury and swap markets observations at March 31, 2022.  These markets are subject to frequent and potentially significant changes and, therefore, no absolute assurance can be made as to the accuracy of the resultant forward projections.

Rate/Volume Analysis

Net interest income can also be analyzed in terms of the impact of changing interest rates on interest-earning assets and interest-bearing liabilities and changes in the volume or amount of these assets and liabilities. The following table represents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (change in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) total increase or decrease.  Changes attributable to both rate and volume have been allocated ratably. Tax-exempt securities have not been adjusted for tax equivalency. Please refer to the PPP table in the previous section for information on PPP loans and the impact on loan income for the three months ended March 31, 2022 and 2021.

	Three months ended March 31,
	2022 vs. 2021
	Increase/(Decrease) Due to
			Total
Unaudited			Increase
(In thousands)	Volume	Rate	(Decrease)
Interest Income:
Loans	$(47)	$(108)	$(155)
Taxable investment securities	312	(207)	105
Tax-exempt investment securities	68	21	89
Interest-earning deposits	-	1	1
Total interest income	333	(293)	40
Interest Expense:
NOW accounts	8	6	14
Money management accounts	-	-	-
MMDA accounts	116	(125)	(9)
Savings and club accounts	9	6	15
Time deposits	(60)	(522)	(582)
Subordinated loans	(137)	(8)	(145)
Borrowings	(64)	(96)	(160)
Total interest expense	(128)	(739)	(867)
Net change in net interest income	$461	$446	$907

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

Management extensively reviews recent trends in historical losses, qualitative factors and specific reserve needs on loans individually evaluated for impairment in its determination of the adequacy of the allowance for loan losses. We recorded $102,000 in provision for loan losses for the three month period ended March 31, 2022, as compared to $1.0 million for the three month period ended March 31, 2021.  The provisioning in the first quarter of 2022 and 2021 reflects management’s determination of prudent additions to reserves considering loan mix changes, concentrations of loans in certain business sectors, factors related to loan quality metrics, and continued COVID-19 related economic uncertainty. The decrease in the provision for loan losses in the first quarter of 2022, as compared to the same period in 2021, was primarily related to the improvement in the qualitative factors used by the Company to determine the provision in the first quarter of 2022, as compared to the previous year’s first quarter. The improvement in these qualitative factors was due to observed improvements in economic conditions during 2022 that followed the easing of the most restrictive phases of the COVID-19 pandemic that had existed in 2021. The Company’s credit-sensitive portfolios continue to be carefully monitored.

The Company measures delinquency based on the amount of past due loans as a percentage of total loans.  The ratio of delinquent loans to total loans decreased to 2.12% at March 31, 2022 as compared to 2.14% at December 31, 2021.  Delinquent loans (numerator) increased $283,000 while total loan balances (denominator) increased $23.1 million at March 31, 2022, as compared to December 31, 2021.  The increase in past due loans was primarily driven by an increase of $1.4 million in loans delinquent 60-89 days, partially offset by a $761,000 decrease in loans delinquent 30-59 days past due, and a $318,000 decrease in loans delinquent 90 days and over.

At March 31, 2022, there were $18.1 million in loans past due including $4.5 million in loans 30-59 days past due, $6.0 million in loans 60-89 days past due and $7.7 million in loans 90 or more days past due.  At December 31, 2021, there were $17.9 million in loans past due including $5.2 million in loans 30-59 days past due, $4.6 million in loans 60-89 days past due and $8.0 million in loans 90 or more days past due.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, including insurance agency commissions, and net gains on sales of securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

Unaudited	For the three months ended
(Dollars in thousands)	March 31, 2022	March 31, 2021	Change
Service charges on deposit accounts	$259	$331	$(72)	-21.8%
Earnings and gain on bank owned life insurance	162	125	37	29.6%
Loan servicing fees	117	90	27	30.0%
Debit card interchange fees	228	221	7	3.2%
Insurance agency revenue	299	280	19	6.8%
Other charges, commissions and fees	413	243	170	70.0%
Noninterest income before (losses) gains	1,478	1,290	188	14.6%
Net gains on sales of securities, fixed assets, loans and foreclosed real estate	57	321	(264)	-82.2%
Gains on marketable equity securities	68	234	(166)	-70.9%
Total noninterest income	$1,603	$1,845	$(242)	-13.1%

First quarter 2022 noninterest income was $1.6 million, a decrease of $242,000, or 13.1%, compared to $1.8 million for the same three-month period in 2021. The decrease in noninterest income, as compared to the same quarter of the previous year, was primarily due to a $201,000 non-recurring gain, recorded in the first quarter of 2021, related to the Bank’s sale of land previously held for development. Noninterest income categorized as recurring noninterest income was $1.5 million for the first quarter of 2022, reflecting a $188,000, or 14.6%, improvement over the first quarter of the prior year. Recurring noninterest income excludes unrealized gains on equity securities, gains on sales of loans, foreclosed real estate, and premises and equipment, as well as losses on investment securities.

Offsetting these increases in noninterest income before (losses) and gains for the three month period, were decreases of $264,000 in gains on sales of securities, fixed assets, loans and foreclosed real estate, and a $166,000 decrease in gains on marketable equity securities in the quarter ended March 31, 2022, as compared to the prior year in the same quarter.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

Unaudited	For the three months ended
(Dollars in thousands)	March 31, 2022	March 31, 2021	Change
Salaries and employee benefits	$4,049	$3,341	$708	21.2%
Building and occupancy	826	793	33	4.2%
Data processing	550	676	(126)	-18.6%
Professional and other services	393	417	(24)	-5.8%
Advertising	187	246	(59)	-24.0%
FDIC assessments	222	198	24	12.1%
Audits and exams	141	202	(61)	-30.2%
Insurance agency expense	204	206	(2)	-1.0%
Community service activities	62	88	(26)	-29.5%
Foreclosed real estate expenses	13	6	7	116.7%
Other expenses	605	463	142	30.7%
Total noninterest expenses	$7,252	$6,636	$616	9.3%

Total noninterest expense for the first quarter of 2022 was $7.3 million, an increase of $616,000, or 9.3%, compared to $6.6 million for the same three-month period in 2021. The increase was primarily driven by increases in salaries and employee benefits expense of $708,000, or 21.2%.

The $708,000 year-over-year increase in salaries and employee benefits expense was comprised of a $239,000 reduction in deferrals of personnel-related loan origination costs, a $207,000, or 7.9%, increase in salaries, a $206,000 increase in incentives expense and a $56,000 net increase in all other salaries and employee benefits expenses.

The $239,000 reduction in personnel-related costs deferred under generally accepted accounting principles in the first quarter of 2022, as compared to the same quarter in 2021, related to reduced levels of PPP loans loan originated in 2022 as compared to the previous year. The Company originated no PPP loans in the first quarter of 2022, as compared to $34.5 million in the first quarter of 2021.

The $207,000 increase in salaries expense was primarily due to increases in individual salaries, effective in the first quarter of 2022, as well as modest additions to staff headcount.  The Company increased its salary structure for employees, where deemed to be appropriate, in late 2021 and early 2022 in order to effectively respond to inflationary and competitive pressures within our marketplace relative to the recruitment and retention of talent.

The $206,000 increase in incentives expense in the first quarter of 2022, as compared to the same quarter in 2021, was primarily due to reductions in the amounts paid in the first quarter of 2021 for management and sales incentives in response to reduced sales and business activity in 2020 as a result of the pandemic and adjustments made to the Bank’s performance incentive plans.  Management believes that the level of incentive expense in the first quarter of 2022 is indicative of the quarterly level of such expenses expected for the remainder of 2022.

Partially offsetting the increase in salaries and employee benefits expense was a $126,000, or 18.6%, reduction in data processing expenses, primarily the result of a reduction in ATM processing fees that was in turn primarily driven by third-party vendor refunds obtained through contract renegotiation activities.

At March 31, 2022, the Bank serviced 507 residential mortgage loans in the aggregate amount of $52.0 million that have been sold on a non-recourse basis to FNMA.  FNMA is the only unrelated third-party that has acquired loans originated by the Bank. On an infrequent basis, loans previously sold to FNMA that subsequently default may be found to have underwriting defects that place the loans out of compliance with the representations and warranties made by the Bank.  This can occur at any time while the loan is outstanding.  In such cases, the Bank is required to repurchase the defaulted loans from FNMA. Repurchase losses sustained by the Bank include all costs incurred by FNMA as part of the foreclosure process, including items such as delinquent property taxes and legal fees.  No such claims against the Bank were made by FNMA in the three month periods ended in either March 31, 2022 or March 31, 2021. Management continues to monitor the underwriting standards applied to all residential mortgage loan originations and subsequent sales through its quality control processes and considers these occurrences and their related expenses to be isolated instances.

Income Tax Expense

Income tax expense increased $172,000 to $721,000, with an effective tax rate of 21.0%, for the quarter ended March 31, 2022, as compared to $549,000, with an effective tax rate of 20.6%, for the same three month period in 2021.  The increase in income tax expense in the current quarter, as compared to the same quarter in 2021, was primarily attributable to the year-over-year quarterly increase in pre-tax net income. The federal statutory rate applied to pretax income was 21% for the three month periods ended March 31, 2022 and 2021.

On April 7, 2021, the New York State Legislature approved comprehensive tax legislation as part of the State’s 2022 Fiscal Year budget. The legislation includes increased taxes on businesses and high-income individuals among other tax law revisions.  Other provisions include amendments to the real estate transfer tax. The legislation increases the corporate franchise tax rate to 7.25% from 6.5% for tax years beginning on or after January 1, 2021 and before January 1, 2024 for taxpayers with a business income base greater than $5.0 million.  In addition, the previously scheduled phase-out of the capital base tax has been delayed.  The rate of the capital base was to have been reduced to 0% starting in 2021.  The legislation imposes the tax at the rate of 0.1875% for tax years beginning on or after January 1, 2021 and before January 1, 2024, with the 0% rate to take effect in 2024.  Management continues to evaluate the impact of this amended New York State tax legislation on the Company’s financial condition and results of operations and has incorporated these analyses into the recorded effective tax rate for the three months ended March 31, 2022.

The Company’s effective tax rate of 21% is due primarily to increased pretax income, New York State income taxes, partially offset by tax-exempt income from specific types of investment securities and loans, bank owned life insurance, and, to a much lesser degree, the utilization of low income housing tax credits. Other variances from the federal statutory federal tax rate are due to the effects of transitional adjustments related to state income taxes.  In addition, the tax effects of certain incentive stock option activity may reduce the Company’s effective tax rate on a sporadic basis.

Earnings per Share

Basic and diluted earnings per share were $0.49 per share for the first quarter of 2022, as compared to $0.36 per basic and diluted share for the same quarter of 2021.  The increase in earnings per share between these two periods was due to the increase in net income between these two time periods.  Further information on earnings per share can be found in Note 3 of this Form 10-Q.

Changes in Financial Condition

Assets

Total assets increased $43.2 million, or 3.4%, to $1.33 billion at March 31, 2022 as compared to $1.29 billion at December 31, 2021.  This increase was due primarily to increases in loans and investment securities.

Loans totaled $855.6 million, an increase of $23.1 million compared to $832.5 million at December 31, 2021.  Primarily due to increases of $14.4 million in commercial real estate loans and $14.0 million in commercial business loans.

Investment securities increased $14.5 million, or 4.1%, to $370.9 million at March 31, 2022, as compared to $356.4 million at December 31, 2021, due principally to purchases of securities during the first three months of 2022, that were only partially offset by sales and redemptions of securities and unrealized losses in the portion of the investment portfolio characterized as available-for-sale.

Liabilities

Total liabilities increased $44.4 million, or 3.8%, to $1.22 billion at March 31, 2022, compared to $1.17 billion at December 31, 2021.  Deposits increased $58.7 million, or 5.6%, to $1.11 billion at March 31, 2022, compared to $1.06 billion at December 31, 2021.  Interest-bearing deposits were the primary driver of growth between the comparable periods and totaled $909.3 million at March 31, 2022, an increase of $45.9 million, or 5.3% from the 2021 year-end.

Borrowed funds balances from the FHLB-NY decreased $14.6 million, or 18.9%, to $62.5 million at March 31, 2022 from $77.1 million at December 31, 2021 as the Bank primarily used net incoming deposit cash flows to repay borrowings at their scheduled maturity dates.

Shareholders’ Equity

The Company’s shareholders’ equity, exclusive of the noncontrolling interest, decreased $1.2 million, or 1.1%, to $109.1 million at March 31, 2022, from $110.3 million at December 31, 2021. This decrease was principally due to a $3.8 million increase in accumulated other comprehensive loss. Partially offsetting this increase in in accumulated other comprehensive loss was an increase in retained earnings of $2.4 million, or 3.9%, to $63.4 million at March 31, 2022, from $60.9 million at December 31, 2021. Comprehensive loss increased primarily as the result of increases in the unrealized losses on the available-for sale investment portfolio in the three months ended March 31, 2022 as a result of increases in market interest rates.

Capital

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its banking operations.  This strong capital position serves to support growth and expansion activities while at the same time exceeding regulatory standards.  At March 31, 2022, the Bank met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 8%, Tier 1 common equity exceeding 6.5%, and a total risk-based capital ratio exceeding 10%.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The buffer is separate from the capital ratios required under the Prompt Corrective Actions (“PCA”) standards. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum levels of the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity.  At March 31, 2022, the Bank exceeded all regulatory required minimum capital ratios, including the capital buffer requirements.

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

Pathfinder Bank’s capital amounts and ratios as of the indicated dates are presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be "Well-Capitalized" Under Prompt Corrective Provisions		Minimum For Capital Adequacy with Buffer
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2022:
Total Core Capital (to Risk-Weighted Assets)	$132,741	15.29%	$69,453	8.00%	$86,816	10.00%	$91,157	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$121,862	14.04%	$52,089	6.00%	$69,453	8.00%	$73,793	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$121,862	14.04%	$39,067	4.50%	$56,430	6.50%	$60,771	7.00%
Tier 1 Capital (to Assets)	$121,862	9.29%	$52,460	4.00%	$65,575	5.00%	$65,575	5.00%
As of December 31, 2021
Total Core Capital (to Risk-Weighted Assets)	$129,166	15.19%	$68,013	8.00%	$85,016	10.00%	$89,266	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$118,511	13.94%	$51,009	6.00%	$68,013	8.00%	$72,263	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$118,511	13.94%	$38,257	4.50%	$55,260	6.50%	$59,511	7.00%
Tier 1 Capital (to Assets)	$118,511	9.52%	$49,804	4.00%	$62,255	5.00%	$62,255	5.00%

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

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Regulatory Capital Ratios (Bank Only)
Total capital (to risk-weighted assets)
Total equity (GAAP)	$131,569	$121,896
Goodwill	(4,536)	(4,536)
Intangible assets	(113)	(117)
Addback: Accumulated other comprehensive income	(5,058)	1,268
Total Tier 1 Capital	$121,862	$118,511
Allowance for loan and lease losses	10,879	10,655
Total Tier 2 Capital	$10,879	$10,655
Total Tier 1 plus Tier 2 Capital (numerator)	$132,741	$129,166
Risk-weighted assets (denominator)	868,158	850,157
Total core capital to risk-weighted assets	15.29%	15.19%

Tier 1 capital (to risk-weighted assets)
Total Tier 1 capital (numerator)	$121,862	$118,511
Risk-weighted assets (denominator)	868,158	850,157
Total capital to risk-weighted assets	14.04%	13.94%

Tier 1 capital (to adjusted assets)
Total Tier 1 capital (numerator)	$121,862	$118,511
Total average assets	1,316,158	1,249,752
Goodwill	(4,536)	(4,536)
Intangible assets	(113)	(117)
Adjusted assets (denominator)	$1,311,509	$1,245,099
Total capital to adjusted assets	9.29%	9.52%

Tier 1 Common Equity (to risk-weighted assets)
Total Tier 1 capital (numerator)	$121,862	$118,511
Risk-weighted assets (denominator)	868,158	850,157
Total Tier 1 Common Equity to risk-weighted assets	14.04%	13.94%

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of non-accrual loans at the indicated dates:

	March 31,	December 31,	March 31,
(Dollars In thousands)	2022	2021	2021
Nonaccrual loans:
Commercial and commercial real estate loans	$5,567	$6,297	$17,842
Consumer	1,283	1,104	602
Residential mortgage loans	1,098	891	2,899
Total nonaccrual loans	7,948	8,292	21,343
Total nonperforming loans	7,948	8,292	21,343
Foreclosed real estate	-	-	-
Total nonperforming assets	$7,948	$8,292	$21,343

Accruing troubled debt restructurings	$3,926	$3,605	$5,378

Nonperforming loans to total loans	0.93%	1.00%	2.47%
Nonperforming assets to total assets	0.60%	0.65%	1.63%

Nonperforming assets include nonaccrual loans, nonaccrual troubled debt restructurings (“TDR”), and foreclosed real estate (‘‘FRE”). The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more.  There are no loans that are past due 90 days or more and still accruing interest.  Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity.  TDRs are included in the above table within the categories of nonaccrual loans or accruing TDRs.  There was one TDR loan in nonaccrual status at March 31, 2022.

Pursuant to the CARES Act, financial institutions had the option to temporarily suspend certain requirements under U.S. generally accepted accounting principles related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. This provision allows a financial institution the option to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and January 1, 2022.  The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Bank elected to adopt these provisions of the CARES Act.

As indicated in the table above, nonperforming assets at March 31, 2022 were $7.9 million and were $344,000 lower than the $8.3 million reported at December 31, 2021 and $13.4 million lower than the reported $21.3 million at March 31, 2021.  The decrease at March 31, 2021 was due primarily to a decrease in commercial and commercial real estate loans of $12.3 million and a decrease of $1.8 million in residential mortgage loans. This decrease was partially offset by an increase of $681,000 in nonperforming consumer loans.

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

The allowance for loan losses represents management’s estimate of the probable losses inherent in the loan portfolio as of the date of the statement of condition.  The allowance for loan losses was $13.0 million and $12.9 million at March 31, 2022 and December 31, 2021, respectively.  The ratio of the allowance for loan losses to total loans decreased 3 basis points to 1.52% at March 31, 2022 from 1.55% at December 31, 2021.  Management performs a quarterly evaluation of the allowance for loan losses based on quantitative and qualitative factors and has determined that the current level of the allowance for loan losses is adequate to absorb the losses in the loan portfolio as of March 31, 2022.

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

At March 31, 2022 and December 31, 2021, the Company had $11.2 million and $11.4 million in loans, respectively, which were deemed to be impaired, having established specific reserves of $2.0 million and $1.9 million, respectively, on these loans.

Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in those loans being included in future impaired loan reporting.  Potential problem loans totaled $42.4 million as of March 31, 2022, a decrease of $1.3 million, or 3.0%, as compared to $43.7 million at December 31, 2021.  These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired.

Appraisals are obtained at the time a real estate secured loan is originated.  For commercial real estate held as collateral, the property is inspected every two years.

In the normal course of business, the Bank sells residential mortgage loans and has infrequently sold participation interests in commercial loans. As is typical in the industry, the Bank makes certain representations and warranties to the buyers of these loans or loan participations.  The Bank maintains a quality control program for closed loans and considers the risks and uncertainties associated with potential repurchase requirements to be minimal.

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

Through the first three months of 2022, as indicated in the consolidated statement of cash flows, the Company reported net cash flow from operating activities of $4.1 million and net cash outflow of $47.8 million related to investing activities.  The net cash outflow from investing activities primarily was due to a $23.8 million increase in net investment activity, a $23.4 million increase in net loan activity and a $635,000 net increase in all other investing activities in aggregate. The Company reported net cash flows from financing activities of $43.8 million generated principally by increased customer deposit balances of $58.8 million, partially offset by a $14.6 million decrease in net borrowings, and an aggregate decrease in net cash of $384,000 from all other financing sources, including dividends paid to common voting and non-voting shareholders and warrants of $428,000.

The Company has a number of existing credit facilities available to it. At March 31, 2022, total credit available to the Company under the existing lines of credit was approximately $146.9 million at FHLBNY, the Federal Reserve Bank, and two other correspondent banks. As of March 31, 2022, the Company had $62.5 million of the available lines of credit utilized on its existing lines of credit with $84.4 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of March 31, 2022, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

Off-Balance Sheet Arrangements

The Company is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  At March 31, 2022, the Company had $237.2 million in outstanding commitments to extend credit and standby letters of credit.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information relating to this item.

Item 4 – Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer), management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022.  The term “disclosure controls and procedures,” under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our CEO and CFO concluded that our disclosure controls and procedures were effective as of that date.

There were no changes made in our internal controls during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At March 31, 2022, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material and adverse effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2022 through January 31, 2022	-	$-	-	74,292

February 1, 2022 through February 28, 2022	-	$-	-	74,292

March 1, 2022 through March 31, 2022	-	$-	-	74,292

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

PATHFINDER BANCORP, INC.

(registrant)

May 16, 2022	/s/ James A. Dowd
James A. Dowd
President and Chief Executive Officer

May 16, 2022	/s/ Walter F. Rusnak
Walter F. Rusnak
Senior Vice President, Chief Financial Officer