Form 10-Q
period 2022-06-30
Pathfinder Bancorp, Inc.
filed 2022-08-15
CIK 1609065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, there were 4,618,896 shares outstanding of the registrant’s Voting common stock and 1,380,283 shares outstanding of the registrant’s Series A Non-Voting common stock.

Table of Contents

PATHFINDER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.

Consolidated Statements of Condition

(Unaudited)

	June 30,	December 31,
(In thousands, except share and per share data)	2022	2021
ASSETS:
Cash and due from banks (including restricted balances of $1,600 and $1,600, respectively)	$14,766	$13,856
Interest-earning deposits (including restricted balances of $0 and $0, respectively)	23,521	23,293
Total cash and cash equivalents	38,287	37,149
Available-for-sale securities, at fair value	203,167	190,598
Held-to-maturity securities, at amortized cost (fair value of $174,558 and $162,805, respectively)	181,532	160,923
Marketable equity securities, at fair value	677	677
Federal Home Loan Bank stock, at cost	4,169	4,189
Loans	866,289	831,946
Loans held-for-sale	-	513
Less: Allowance for loan losses	13,078	12,935
Loans receivable, net	853,211	819,524
Premises and equipment, net	21,968	21,659
Operating lease right-of-use assets	2,067	2,136
Accrued interest receivable	4,812	4,520
Foreclosed real estate	221	-
Intangible assets, net	108	117
Goodwill	4,536	4,536
Bank owned life insurance	23,707	23,423
Other assets	24,623	15,726
Total assets	$1,363,085	$1,285,177

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$945,017	$863,448
Noninterest-bearing	192,827	191,858
Total deposits	1,137,844	1,055,346
Short-term borrowings	15,700	12,500
Long-term borrowings	60,021	64,598
Subordinated debt	29,646	29,563
Accrued interest payable	186	106
Operating lease liabilities	2,379	2,440
Other liabilities	9,181	9,991
Total liabilities	1,254,957	1,174,544
Shareholders' equity:
Voting common stock, par value $0.01; 25,000,000 authorized shares; 4,618,896 and 4,603,184 shares issued and outstanding, respectively	46	46
Non-Voting common stock, par value $0.01; 1,505,283 authorized shares; 1,380,283 and 1,380,283 shares issued and outstanding, respectively	14	14
Additional paid in capital	51,388	51,044
Retained earnings	66,077	60,946
Accumulated other comprehensive loss	(9,399)	(1,268)
Unearned ESOP	(405)	(495)
Total Pathfinder Bancorp, Inc. shareholders' equity	107,721	110,287
Noncontrolling interest	407	346
Total equity	108,128	110,633
Total liabilities and shareholders' equity	$1,363,085	$1,285,177

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended		For the six months ended
(In thousands, except per share data)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest and dividend income:
Loans, including fees	$8,974	$9,784	$17,666	$18,631
Debt securities:
Taxable	2,523	2,152	4,643	4,128
Tax-exempt	143	42	261	71
Dividends	51	87	99	174
Federal funds sold and interest earning deposits	15	1	19	4
Total interest and dividend income	11,706	12,066	22,688	23,008
Interest expense:
Interest on deposits	1,134	1,144	2,099	2,671
Interest on short-term borrowings	24	3	29	6
Interest on long-term borrowings	141	296	274	591
Interest on subordinated debt	430	408	842	965
Total interest expense	1,729	1,851	3,244	4,233
Net interest income	9,977	10,215	19,444	18,775
Provision for loan losses	59	929	161	1,957
Net interest income after provision for loan losses	9,918	9,286	19,283	16,818
Noninterest income:
Service charges on deposit accounts	283	357	542	689
Earnings and gain on bank owned life insurance	123	129	285	254
Loan servicing fees	69	11	186	101
Net gains on sales and redemptions of investment securities	36	51	30	51
(Losses) gains on marketable equity securities	(29)	49	39	283
Net gains on sales of loans and foreclosed real estate	12	39	75	159
Net gains on sale of premises and equipment	-	-	-	201
Debit card interchange fees	231	241	459	462
Insurance agency revenue	292	234	591	514
Other charges, commissions & fees	279	323	692	565
Total noninterest income	1,296	1,434	2,899	3,279
Noninterest expense:
Salaries and employee benefits	3,785	3,501	7,834	6,842
Building and occupancy	830	870	1,656	1,663
Data processing	517	654	1,067	1,330
Professional and other services	452	451	845	868
Advertising	235	259	422	505
FDIC assessments	222	232	444	430
Audits and exams	142	177	283	379
Insurance agency expense	254	194	458	400
Community service activities	73	34	135	122
Foreclosed real estate expenses	27	16	40	22
Other expenses	609	457	1,214	920
Total noninterest expense	7,146	6,845	14,398	13,481
Income before income taxes	4,068	3,875	7,784	6,616
Provision for income taxes	780	851	1,501	1,400
Net income attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	3,288	3,024	6,283	5,216
Net income attributable to noncontrolling interest	16	15	61	53
Net income attributable to Pathfinder Bancorp Inc.	3,272	3,009	6,222	5,163

Voting Earnings per common share - basic and diluted	$0.54	$0.50	$1.03	$0.87
Series A Non-Voting Earnings per common share- basic and diluted	$0.54	$0.51	$1.03	$0.87
Dividends per common share (Voting and Series A Non-Voting)	$0.09	$0.07	$0.18	$0.14

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	For the three months ended		For the six months ended
(In thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net Income	$3,288	$3,024	$6,283	$5,216

Other Comprehensive Income (Loss)
Retirement Plans:
Retirement plan net losses recognized in plan expenses	1	26	1	53
Net unrealized gain (loss) on retirement plans	1	26	1	53

Unrealized holding (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains arising during the period	(6,172)	597	(11,953)	963
Reclassification adjustment for net gains included in net income	(26)	-	(25)	-
Net unrealized (losses) gains on available-for-sale securities	(6,198)	597	(11,978)	963

Derivatives and hedging activities:
Unrealized holding gains arising during the period	321	93	971	327
Net unrealized gains on derivatives and hedging activities	321	93	971	327

Accretion of net unrealized loss on securities transferred to held-to-maturity	-	6	-	13

Other comprehensive (loss) income, before tax	(5,876)	722	(11,006)	1,356
Tax effect	1,535	(189)	2,875	(355)
Other comprehensive (loss) income, net of tax	(4,341)	533	(8,131)	1,001
Comprehensive (loss) income	$(1,053)	$3,557	$(1,848)	$6,217
Comprehensive income, attributable to noncontrolling interest	$16	$15	$61	$53
Comprehensive (loss) income attributable to Pathfinder Bancorp, Inc.	$(1,069)	$3,542	$(1,909)	$6,164

Tax Effect Allocated to Each Component of Other Comprehensive Income (Loss)
Retirement plan net losses recognized in plan expenses	$-	$(7)	$-	$(15)
Unrealized holding gains (losses) on available-for-sale securities arising during the period	1,613	(156)	3,123	(251)
Reclassification adjustment for net gains included in net income	6	-	6	-
Unrealized gains on derivatives and hedging arising during the period	(84)	(24)	(254)	(85)
Accretion of net unrealized loss on securities transferred to held-to-maturity	-	(2)	-	(4)
Income tax effect related to other comprehensive income (loss)	$1,535	$(189)	$2,875	$(355)

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
Three months ended June 30, 2022 and June 30, 2021
(Unaudited)
(In thousands, except share and per share data)	Preferred Stock	Common Stock	Non-Voting Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP	Non-controlling Interest	Total
Balance, March 31, 2022	$-	$46	$14	$51,151	$63,352	$(5,058)	$(450)	$391	$109,446
Net income	-	-	-	-	3,272	-	-	16	3,288
Other comprehensive income, net of tax	-	-	-	-	-	(4,341)	-	-	(4,341)
ESOP shares earned (6,111 shares)	-	-	-	77	-	-	45	-	122
Stock based compensation	-	-	-	46	-	-	-	-	46
Stock options exercised	-	-	-	114	-	-	-	-	114
Common stock dividends declared ($0.09 per share)	-	-	-	-	(411)	-	-	-	(411)
Non-Voting common stock dividends declared ($0.09 per share)	-	-	-	-	(124)	-	-	-	(124)
Warrant dividends declared ($0.09 per share)	-	-	-	-	(12)	-	-	-	(12)
Balance, June 30, 2022	$-	$46	$14	$51,388	$66,077	$(9,399)	$(405)	$407	$108,128

Balance, March 31, 2021	$14	$45	$-	$50,258	$52,020	$(1,768)	$(630)	$304	$100,243
Net income	-	-	-	-	3,009	-	-	15	3,024
Conversion of Preferred stock to Non-Voting common stock	(14)	-	14	-	-	-	-	-	-
Other comprehensive income, net of tax	-	-	-	-	-	533	-	-	533
ESOP shares earned (6,111 shares)	-	-	-	47	-	-	45	-	92
Stock based compensation	-	-	-	55	-	-	-	-	55
Stock options exercised	-	-	-	58	-	-	-	-	58
Common stock dividends declared ($0.07 per share)	-	-	-	-	(314)	-	-	-	(314)
Non-Voting common stock dividends declared ($0.07 per share)	-	-	-	-	(97)	-	-	-	(97)
Warrant dividends declared ($0.07 per share)	-	-	-	-	(8)	-	-	-	(8)
Cumulative effect of affiliate capital allocation	-	-	-	33	(65)	-	-	32	-
Distributions from affiliates	-	-	-	-	-	-	-	(54)	(54)
Balance, June 30, 2021	$-	$45	$14	$50,451	$54,545	$(1,235)	$(585)	$297	$103,532

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
Six months ended June 30, 2022 and June 30, 2021
(Unaudited)
(In thousands, except share and per share data)	Preferred Stock	Common Stock	Non-Voting Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP	Non-controlling Interest	Total
Balance, January 1, 2022	$-	$46	$14	$51,044	$60,946	$(1,268)	$(495)	$346	$110,633
Net income	-	-	-	-	6,222	-	-	61	6,283
Other comprehensive income, net of tax	-	-	-	-	-	(8,131)	-	-	(8,131)
ESOP shares earned (12,221 shares)	-	-	-	140	-	-	90	-	230
Stock based compensation	-	-	-	90	-	-	-	-	90
Stock options exercised	-	-	-	114	-	-	-	-	114
Common stock dividends declared ($0.18 per share)	-	-	-	-	(820)	-	-	-	(820)
Non-Voting common stock dividends declared ($0.18 per share)	-	-	-	-	(248)	-	-	-	(248)
Warrant dividends declared ($0.18 per share)	-	-	-	-	(23)	-	-	-	(23)
Balance, June 30, 2022	$-	$46	$14	$51,388	$66,077	$(9,399)	$(405)	$407	$108,128

Balance, January 1, 2021	$14	$45	$-	$50,024	$50,284	$(2,236)	$(675)	$266	$97,722
Net income	-	-	-	-	5,163	-	-	53	5,216
ESOP shares earned (12,221 shares)	-	-	-	84	-	-	90	-	174
Common stock dividends declared ($0.14 per share)	-	-	-	-	(626)	-	-	-	(626)
Non-Voting common stock dividends declared ($0.07 per share)	-	-	-	-	(97)	-	-	-	(97)
Preferred stock dividends declared ($0.07 per share)	-	-	-	-	(97)	-	-	-	(97)
Warrant dividends declared ($0.14 per share)	-	-	-	-	(17)	-	-	-	(17)
Cumulative effect of affiliate capital allocation	-	-	-	33	(65)	-	-	32	-
Distributions from affiliates	-	-	-	-	-	-	-	(54)	(54)
Balance, June 30, 2021	$-	$45	$14	$50,451	$54,545	$(1,235)	$(585)	$297	$103,532

Pathfinder Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
(In thousands)	2022	2021
OPERATING ACTIVITIES
Net income attributable to Pathfinder Bancorp, Inc.	$6,222	$5,163
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	161	1,957
Amortization of operating leases	8	10
Proceeds from sales of loans	1,787	4,634
Originations of loans held-for-sale	(1,199)	(3,662)
Realized (gains) losses on sales, redemptions and calls of:
Loans	(75)	(159)
Available-for-sale investment securities	(25)	-
Held-to-maturity investment securities	(5)	(51)
Premises and equipment	-	(201)
Marketable equity securities	(39)	(283)
Depreciation	751	909
Amortization of mortgage servicing rights	(1)	(5)
Amortization of deferred loan costs	345	983
Amortization of deferred financing from subordinated debt	83	82
Earnings on bank owned life insurance	(285)	(254)
Net amortization of premiums and discounts on investment securities	972	1,310
Amortization of intangible assets	9	8
Stock based compensation and ESOP expense	320	322
Net change in accrued interest receivable	(292)	10
Payment of executive deferred compensation and SERP contracts, expensed in prior periods	-	(571)
Net change in other assets and liabilities	(1,727)	(1,617)
Net cash flows from operating activities	7,010	8,585
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(42,202)	(72,642)
Purchase of investment securities held-to-maturity	(38,521)	(23,248)
Purchase of Federal Home Loan Bank stock	(3,622)	(3,562)
Proceeds from redemption of Federal Home Loan Bank stock	3,642	3,465
Purchase of marketable securities	(707)	-
Proceeds from maturities and principal reductions of investment securities available-for-sale	11,806	42,083
Proceeds from maturities and principal reductions of investment securities held-to-maturity	16,104	30,753
Proceeds from sales, redemptions and calls of:
Available-for-sale investment securities	25	500
Held-to-maturity investment securities	2,076	1,112
Marketable equity securities	714	-
Purchase of bank owned life insurance	-	(5,000)
Net change in loans	(34,445)	(10,571)
Purchase of premises and equipment	(1,060)	(870)
Proceeds from sale of premises and equipment	-	231
Net cash outflows from investing activities	(86,190)	(37,749)
FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts, money management deposit accounts, MMDA accounts and escrow deposits	10,910	65,864
Net change in time deposits	(9,866)	(3,188)
Net change in brokered deposits	81,454	(26,913)
Net change in short-term borrowings	3,200	(2,020)
Payments on long-term borrowings	(5,227)	(3,391)
Proceeds from long-term borrowings	650	7,095

Payments on sub-debt borrowings	-	(10,000)
Proceeds from exercise of stock options	114	162
Cash dividends paid to common voting shareholders	(737)	(589)
Cash dividends paid to common non-voting shareholders	(221)	-
Cash dividends paid to preferred shareholders	-	(180)
Cash dividends paid on warrants	(20)	(17)
Change in noncontrolling interest, net	61	31
Net cash flows from financing activities	80,319	26,854
Change in cash and cash equivalents	1,138	(2,310)
Cash and cash equivalents at beginning of period	37,149	43,464
Cash and cash equivalents at end of period	$38,287	$41,154
CASH PAID DURING THE PERIOD FOR:
Interest	$3,163	$4,282
Income taxes	1,818	755
NON-CASH INVESTING ACTIVITY
Real estate acquired in exchange for loans	252	-
RESTRICTED CASH
Collateral deposits for hedge position included in cash and due from banks	1,600	1,600

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc., (the “Company”), Pathfinder Bank (the “Bank”) and its other wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Certain amounts in the 2021 consolidated financial statements may have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income or comprehensive income as previously reported. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022 or any other interim period.

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain accounting policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices or are provided by unaffiliated third-party sources, when available. When third party information is not available, valuation adjustments are estimated in good faith by management.

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

Standards Not Yet Adopted as of June 30, 2022
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
Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (ASU 2022-03)

ASU 2022-03 provides clarification that a “contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security” and is not included in the equity security's unit of account. Accordingly, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value (i.e., the entity should not apply a discount related to the contractual sale restriction, as stated in ASC 820-10-35-36B as amended by the ASU). In addition, the ASU prohibits an entity from recognizing a contractual sale restriction as a separate unit of account.
Under the existing guidance in ASC 820-10-35-6B, “although a reporting entity must be able to access the market, the reporting entity does not need to be able to sell the particular asset or transfer the particular liability on the measurement date to be able to measure fair value on the basis of the price in that market.” ASU 2022-03 clarifies that an entity should apply this existing guidance when measuring the fair value of equity securities that are subject to contractual sale restrictions (i.e., a contractual sale restriction on the reporting entity that prevents the sale of an equity security in the market does not prevent the entity from measuring the fair value of the equity security on the basis of the price in that principal market). In transition, all entities other than investment companies as defined in ASC 946 should apply the amendments in ASU 2022-03 prospectively and recognize in earnings on the adoption date any adjustments made as a result of adoption.

For public business entities, fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. For all other entities, fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted for both interim and annual financial statements that have not yet been issued or made available for issuance.

The Company is assessing the new guidance to determine the financial impact of this transition and does not expect that the guidance will have a material effect on its consolidated statements of financial condition or income.

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

Note 3: Earnings per Common Share

Following shareholder approval received on June 4, 2021, the Company converted 1,380,283 shares of its Series B Convertible Perpetual Preferred Stock ("Convertible Perpetual Preferred Stock") to an equal number of shares of its newly-created Series A Non-Voting Common Stock. The conversion, which was effective on June 28, 2021, represented 100% of the Company's Convertible Perpetual Preferred Stock outstanding at the time of the conversion and retired the Convertible Perpetual Preferred Stock in perpetuity.

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

Anti-dilutive shares are common stock equivalents with average exercise prices in excess of the weighted average market price for the period presented. Anti-dilutive stock options, not included in the computation below, were -0- for the three and six months ended June 30, 2022, and -0- for the three and six months ended June 30, 2021, respectively.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Net income attributable to Pathfinder Bancorp, Inc.	$3,272	$3,009	$6,222	$5,163
Convertible preferred stock dividends	-	83	-	180
Series A Non-Voting Common Stock dividends	124	14	248	14
Warrant dividends	12	9	23	17
Amount attributable to Series A Non-Voting Common Stock and participating warrants	677	653	1,277	1,093
Net income available to common shareholders-Voting	$2,459	$2,250	$4,674	$3,859

Net income attributable to Pathfinder Bancorp, Inc.	$3,272	$3,009	$6,222	$5,163
Convertible preferred stock dividends	-	-	-	180
Voting Common Stock dividends	411	314	820	626
Warrant dividends	12	8	23	17
Amount attributable to Voting Common Stock and participating warrants	2,104	2,504	3,960	4,254
Net income available to common shareholders-Series A Non-Voting	$745	$100	$1,419	$86

Basic and diluted weighted average common shares outstanding-Voting	4,549	4,464	4,543	4,453
Basic and diluted weighted average common shares outstanding-Series A Non-Voting	1,380	197	1,380	99

Basic and diluted earnings per common share-Voting	$0.54	$0.50	$1.03	$0.87
Basic and diluted earnings per common share-Series A Non-Voting	$0.54	$0.51	$1.03	$0.87

Note 4: Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	June 30, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$36,827	$40	$(2,618)	$34,249
State and political subdivisions	47,559	77	(3,315)	44,321
Corporate	14,604	752	(447)	14,909
Asset backed securities	17,172	-	(645)	16,527
Residential mortgage-backed - US agency	21,667	19	(1,278)	20,408
Collateralized mortgage obligations - US agency	10,314	-	(914)	9,400
Collateralized mortgage obligations - Private label	66,219	-	(3,072)	63,147
Total	214,362	888	(12,289)	202,961
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$214,568	$888	$(12,289)	$203,167

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$3,872	$-	$(87)	$3,785
State and political subdivisions	15,240	1	(1,720)	13,521
Corporate	48,048	38	(1,159)	46,927
Asset backed securities	15,257	21	(620)	14,658
Residential mortgage-backed - US agency	7,764	17	(417)	7,364
Collateralized mortgage obligations - US agency	15,775	5	(648)	15,132
Collateralized mortgage obligations - Private label	75,576	7	(2,412)	73,171
Total held-to-maturity	$181,532	$89	$(7,063)	$174,558

	December 31, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$32,669	$17	$(413)	$32,273
State and political subdivisions	37,860	1,383	(44)	39,199
Corporate	13,603	562	(38)	14,127
Asset backed securities	13,693	9	(89)	13,613
Residential mortgage-backed - US agency	22,482	148	(466)	22,164
Collateralized mortgage obligations - US agency	12,658	30	(403)	12,285
Collateralized mortgage obligations - Private label	56,848	285	(402)	56,731
Total	189,813	2,434	(1,855)	190,392
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$190,019	$2,434	$(1,855)	$190,598

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$-	$-	$-
State and political subdivisions	14,790	416	(140)	15,066
Corporate	46,290	1,252	(102)	47,440
Asset backed securities	14,636	67	(188)	14,515
Residential mortgage-backed - US agency	9,740	277	(18)	9,999
Collateralized mortgage obligations - US agency	11,362	367	(9)	11,720
Collateralized mortgage obligations - Private label	64,105	222	(262)	64,065
Total held-to-maturity	$160,923	$2,601	$(719)	$162,805

The amortized cost and estimated fair value of debt investments at June 30, 2022 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$4,576	$5,309	$2,825	$2,826
Due after one year through five years	9,068	8,811	11,012	10,842
Due after five years through ten years	37,654	34,856	43,401	42,090
Due after ten years	64,864	61,030	25,179	23,133
Sub-total	116,162	110,006	82,417	78,891
Residential mortgage-backed - US agency	21,667	20,408	7,764	7,364
Collateralized mortgage obligations - US agency	10,314	9,400	15,775	15,132
Collateralized mortgage obligations - Private label	66,219	63,147	75,576	73,171
Totals	$214,362	$202,961	$181,532	$174,558

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	June 30, 2022
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	1	$(36)	$2,959	3	$(2,582)	$27,626	4	$(2,618)	$30,585
State and political subdivisions	30	(3,126)	39,848	1	(189)	2,021	31	(3,315)	41,869
Corporate	9	(308)	8,169	1	(139)	616	10	(447)	8,785
Asset backed securities	10	(499)	13,671	1	(146)	2,857	11	(645)	16,528
Residential mortgage-backed - US agency	14	(767)	10,846	2	(511)	8,363	16	(1,278)	19,209
Collateralized mortgage obligations - US agency	10	(325)	5,106	3	(589)	4,294	13	(914)	9,400
Collateralized mortgage obligations - Private label	33	(2,895)	57,719	3	(177)	3,779	36	(3,072)	61,498
Totals	107	$(7,956)	$138,318	14	$(4,333)	$49,556	121	$(12,289)	$187,874
Held-to-Maturity Portfolio
US Treasury, agencies and GSE's	2	$(87)	$3,784	-	$-	$-	2	$(87)	$3,784
State and political subdivisions	11	(650)	8,803	3	(1,070)	4,198	14	(1,720)	13,001
Corporate	32	(1,133)	30,843	1	(26)	724	33	(1,159)	31,567
Asset backed securities	5	(502)	7,727	1	(118)	921	6	(620)	8,648
Residential mortgage-backed - US agency	9	(417)	5,658	-	-	-	9	(417)	5,658
Collateralized mortgage obligations - US agency	9	(632)	12,794	1	(16)	963	10	(648)	13,757
Collateralized mortgage obligations - Private label	30	(2,078)	46,003	2	(334)	3,285	32	(2,412)	49,288
Totals	98	$(5,499)	$115,612	8	$(1,564)	$10,091	106	$(7,063)	$125,703

	December 31, 2021
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	3	$(413)	$31,195	-	$-	$-	3	$(413)	$31,195
State and political subdivisions	3	(44)	4,847	-	-	-	3	(44)	4,847
Corporate	2	(5)	1,162	1	(33)	722	3	(38)	1,884
Asset backed securities	5	(89)	11,206	-	-	-	5	(89)	11,206
Residential mortgage-backed - US agency	3	(466)	13,090	-	-	-	3	(466)	13,090
Collateralized mortgage obligations - US agency	3	(126)	6,504	2	(277)	2,204	5	(403)	8,708
Collateralized mortgage obligations - Private label	18	(388)	38,816	2	(14)	1,539	20	(402)	40,355
Totals	37	$(1,531)	$106,820	5	$(324)	$4,465	42	$(1,855)	$111,285
Held-to-Maturity Portfolio
State and political subdivisions	4	$(28)	$2,013	2	$(112)	$3,988	6	$(140)	$6,001
Corporate	9	(102)	7,636	-	-	-	9	(102)	7,636
Asset backed securities	2	(130)	2,974	2	(58)	1,610	4	(188)	4,584
Residential mortgage-backed - US agency	1	(18)	1,941	-	-	-	1	(18)	1,941
Collateralized mortgage obligations - US agency	-	-	-	1	(9)	1,109	1	(9)	1,109
Collateralized mortgage obligations - Private label	6	(163)	13,070	3	(99)	3,820	9	(262)	16,890
Totals	22	$(441)	$27,634	8	$(278)	$10,527	30	$(719)	$38,161

Excluding the effects of changes in the characteristics of individual debt securities that potentially give rise to other-than-temporary impairment (“OTTI”), as described below, the fair market value of a debt security as of a particular measurement date is highly dependent upon prevailing market and economic environmental factors at the measurement date relative to the prevailing market and economic environmental factors present at the time the debt security was acquired. The most significant market and environmental factors include, but are not limited to (1) the general level of interest rates, (2) the relationship between shorter-term interest rates and longer-term interest rates (referred to as the “slope” of the interest rate yield curve), (3) general bond market liquidity, (4) the recent and expected near-term volume of new issuances of similar debt securities, and (5) changes in the market values of individual loan collateral underlying mortgage-backed an asset-backed debt securities. Changes in interest rates affect the fair market values of debt securities by influencing the discount rate applied to the securities’ future expected cash flows. The higher the discount rate, the lower the resultant security fair value at the measurement date. Conversely, the lower the discount rate, the higher the resultant security fair value at the measurement date. In addition, the cumulative amount and timing of undiscounted cash flows of debt securities may also be affected by changes in interest rates. For any given level of movement in the general market and economic environmental factors described above, the magnitude of any particular debt security’s price changes will also depend heavily upon security-specific factors such as (1) the duration of the security, (2) imbedded optionality contractually granted to the issuer of the security with respect to principal prepayments, and (3) changes in the level of market premiums demanded by investors for securities with imbedded credit risk (where applicable).

The available-for-sale investment securities portfolio, with an aggregate amortized historical cost of $189.8 million, had an aggregate fair value that exceeded its aggregate amortized historical cost by $579,000, or 0.31%, at December 31, 2021. The available-for-sale investment securities portfolio, with an aggregate amortized historical cost of $214.4 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $11.4 million, or 5.32%, at June 30, 2022. The resultant $12.0 million total decline in the fair value of the available-for-sale investment portfolio's aggregate fair value relative to its aggregate amortized historical cost, in the six months ended June 30, 2022, was primarily due to the significant increase in general interest rates that occurred in that period and did not represent any other-than-temporary impairment within the portfolio at June 30, 2022.

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

Management does not believe any individual unrealized loss in investment securities within the portfolio as of June 30, 2022 represents OTTI. There were a total of 14 securities classified as available-for-sale (aggregate amortized historical cost of $53.9 million, unrealized aggregate loss of $4.3 million, or -8.0%) and eight securities classified as held-to-maturity (aggregate amortized historical cost of $11.7 million, unrealized aggregate loss of $1.6 million, or -13.4%) that were in an unrealized loss position for 12 months or longer at June 30, 2022. In total, therefore, at June 30, 2022 there were 22 securities with an aggregate book value of $65.5 million and an aggregate fair value of $59.6 million, representing a loss of $5.9 million, or -9.0%, that were in an unrealized loss position for 12 months or more on that date.

Each security which has been in an unrealized loss position for 12 months or more has been analyzed and is not considered to be impaired. These securities have unrealized losses primarily due to increases in general interest rates (therefore increasing the discount rate used to determine the security's fair value on the measurement date) or changes in expected prepayments. In all cases, price improvement in future periods will be substantially realized as the issuances approach maturity. Of the total of 22 securities in an unrealized loss position for 12 months or more at June 30, 2022, ten securities, with aggregate amortized cost balances of $47.9 million and representing 73.8% of the aggregate amortized cost of all securities in an unrealized loss position for 12 months or more, are issued by the United States government or GSEs. The ultimate collection of contractual principal and interest is assured for these securities and therefore no existing or potential credit impairment exists.

In addition to these nine securities, the Company held the following 13 non-government-issued/backed securities that were in an unrealized loss position for 12 or more months at June 30, 2022:

•
One municipal bond, categorized as available for sale, with an amortized historical cost of $2.2 million (unrealized loss of $189,000, or -8.57%). This security maintains a credit rating established by one or more NRSRO above the minimum level required to be considered as investment grade and therefore, no credit-related OTTI is deemed to be present.
•
One corporate bond, categorized as available for sale, with an amortized historical cost of $754,000 (unrealized loss of $139,000, or -18.44%). This security maintains a credit rating established by one or more NRSRO above the minimum level required to be considered as investment grade and therefore, no credit-related OTTI is deemed to be present.
•
One privately-issued asset-backed security, categorized as available-for-sale, and collateralized, to a substantial degree, by government guaranteed student loans, with an aggregate amortized historical cost of $3.0 million (unrealized aggregate loss of $146,000, or -4.88%). This security maintains a credit rating established by one or more NRSRO above the minimum level required to be considered as investment grade and therefore, no credit-related OTTI is deemed to be present.
•
Three privately-issued mortgage-backed securities, categorized as available-for-sale, and collateralized by various forms of residential and commercial mortgages, with an aggregate amortized historical cost of $4.0 million (unrealized aggregate loss of $177,000, or -4.50%). These securities were not rated at the time of their issuances by any NRSRO but each remains significantly collateralized through subordination and other credit enhancements. Therefore, no credit-related OTTI is deemed to be present.
•
Three securities, categorized as issued by unrelated state and/or political subdivisions (generally referred to as “municipal’ securities), categorized as held-to-maturity, with an aggregate amortized historical cost of $5.3 million (unrealized loss of $1.1 million, or -20.31%). These securities each maintain a credit rating established by one or more NRSRO above the minimum level required to be considered as investment grade and therefore, no credit-related OTTI is deemed to be present.
•
One corporate bond, categorized as held-to-maturity, with an amortized historical cost of $750,000 (unrealized loss of $26,000, or -3.47%). This security is issued by a well-capitalized financial institution and was unrated at issuance. Management monitors the financial position of the institution and believes that the ultimate collection of all contractually-due principal and interest is assured. Therefore, no credit-related OTTI is deemed to be present.
•
One privately-issued asset-backed security, categorized as available-for-sale, with an amortized historical cost of $1.0 million (unrealized loss of $118,000, or -11.39%). This security is backed by real estate lease contracts and maintains a credit rating established by one or more NRSRO above the minimum level required to be considered as investment grade and therefore, no credit-related OTTI is deemed to be present.
•
Two privately-issued mortgage-backed securities, categorized as held-to-maturity, and collateralized by various forms of commercial loans, with an aggregate amortized historical cost of $3.6 million (unrealized aggregate loss of $334,000, or -9.22%). These securities each maintain a credit rating established by one or more NRSRO above the minimum level required to be considered as investment grade and therefore, no credit-related OTTI is deemed to be present.

The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

Gross realized gains (losses) on sales and redemptions of securities for the indicated periods are detailed below:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2022	2021	2022	2021
Realized gains on investments	$36	$51	$36	$58
Realized losses on investments	-	-	(6)	(7)
	$36	$51	$30	$51

As of June 30, 2022 and December 31, 2021, securities with a fair value of $83.9 million and $103.2 million, respectively, were pledged to collateralize certain municipal deposit relationships. As of the same dates, securities with a fair value of $7.0 million and $9.4 million, respectively, were pledged against certain borrowing arrangements.

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

The composition of net periodic pension plan and postretirement plan costs for the indicated periods is as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	For the three months ended June 30,				For the six months ended June 30,
(In thousands)	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$-	$-	$-	$-	$-	$-	$-	$-
Interest cost	116	111	2	2	232	221	5	6
Expected return on plan assets	(267)	(287)	-	-	(534)	(573)	-	-
Amortization of prior service credits	-	-	(1)	(1)	-	-	(2)	(2)
Amortization of net losses	-	25	2	2	-	50	4	4
Net periodic benefit plan (benefit) cost	$(151)	$(151)	$3	$3	$(302)	$(302)	$7	$8

The Company will evaluate the need for further contributions to the defined benefit pension plan during 2022. The prepaid pension asset is recorded in other assets on the consolidated statements of condition as of June 30, 2022 and December 31, 2021.

Note 6: Loans

Major classifications of loans at the indicated dates are as follows:

	June 30,	December 31,
(In thousands)	2022	2021
Residential mortgage loans:
1-4 family first-lien residential mortgages	$240,997	$240,434
Construction	16,241	6,329
Loans held-for-sale	-	513
Total residential mortgage loans	257,238	247,276

Commercial loans:
Real estate	320,439	288,450
Lines of credit	76,610	61,884
Other commercial and industrial	70,205	69,135
Paycheck Protection Program loans	4,877	19,338
Tax exempt loans	5,390	5,811
Total commercial loans	477,521	444,618

Consumer loans:
Home equity and junior liens	33,267	31,737
Other consumer	99,326	110,108
Total consumer loans	132,593	141,845

Total loans	867,352	833,739
Net deferred loan fees	(1,063)	(1,280)
Less allowance for loan losses	13,078	12,935
Loans receivable, net	$853,211	$819,524

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

From time to time, the Bank acquires diversified pools of loans, originated by unrelated third parties, as part of the Company’s overall balance sheet management strategies. These acquisitions took place with nine separate transactions that occurred between 2017 and 2019 with an additional six transactions occurring in 2021. The following tables detail the purchased loan pool positions held by the Bank at June 30, 2022 and December 31, 2021 (the month/year of the earliest acquisition date is depicted in parentheses):

(In thousands, except number of loans)	June 30, 2022
	Original Balance	Current Balance	Unamortized Premium/ (Discount)	Number of Loans	Maturity Range	Cumulative net charge-offs
Automobile loans (1/2017)	$50,400	$6,100	$198	684	0-5 years	$239
Commercial and industrial loans (6/2019)	6,800	3,700	-	26	3-7 years	-
Home equity lines of credit (8/2019)	21,900	7,100	215	163	1-27 years	-
Unsecured consumer loan pool 2 (11/2019)	26,600	3,200	19	1,073	0-3 years	-
Residential real estate loans (12/2019)	4,300	4,000	248	50	16-23 years	-
Unsecured consumer loan pool 1 (12/2019)	5,400	2,400	-	59	2-4 years	-
Unsecured consumer installment loans pool 3 (12/2019)	10,300	1,400	53	787	0-6 years	46
Secured consumer installment loans pool 4 (12/2020)	14,500	11,900	(1,624)	539	23-24 years	-
Unsecured consumer loans pool 5 (1/2021)	24,400	18,100	(530)	707	8-23 years	-
Commercial Line of Credit 1 (3/2021)	11,600	10,700	20	1	0-1 year	-
Secured consumer installment loans (11/2021)	21,300	20,500	(3,403)	872	18-25 years	-
Commercial Line of Credit 2 (11/2021)	10,500	9,300	29	1	0-1 year	-
Unsecured consumer loans pool 6 (11/2021)	22,200	21,200	(2,606)	559	9-24 years	-
Total	$230,200	$119,600	$(7,381)	5,521		$285

(In thousands, except number of loans)	December 31, 2021
	Original Balance	Current Balance	Unamortized Premium/ (Discount)	Number of Loans	Maturity Range	Cumulative net charge-offs
Automobile loans (1/2017)	$50,400	$8,800	$301	855	0-5 years	$239
Commercial and industrial loans (6/2019)	6,800	3,900	-	33	4-8 years	-
Home equity lines of credit (8/2019)	21,900	8,400	243	187	2-28 years	-
Unsecured consumer loan pool 2 (11/2019)	26,600	6,300	30	1,438	1-3 years	-
Residential real estate loans (12/2019)	4,300	4,100	257	51	17-23 years	-
Unsecured consumer loan pool 1 (12/2019)	5,400	2,600	-	66	3-5 years	-
Unsecured consumer installment loans pool 3 (12/2019)	10,300	2,200	74	1,356	0-6 years	30
Secured consumer installment loans pool 4 (12/2020)	14,500	12,600	(1,776)	563	23-24 years	-
Unsecured consumer loans pool 5 (1/2021)	24,400	19,700	(583)	756	8-23 years	-
Commercial Line of Credit 1 (3/2021)	11,600	7,100	26	1	0-1 year	-
Secured consumer installment loans (11/2021)	21,300	21,400	(3,642)	900	19-25 years	-
Commercial Line of Credit 2 (11/2021)	10,500	9,300	35	1	0-1 year	-
Unsecured consumer loans pool 6 (11/2021)	22,200	22,100	(2,785)	564	9-24 years	-
Total	$230,200	$128,500	$(7,820)	6,771		$269

As of June 30, 2022 and December 31, 2021, residential mortgage loans with a carrying value of $117.2 million and $123.2 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

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
Other consumer

The following tables present the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	As of June 30, 2022
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$238,956	$406	$971	$664	$240,997
Construction	16,241	-	-	-	16,241
Total residential mortgage loans	255,197	406	971	664	257,238
Commercial loans:
Real estate	299,460	9,646	10,828	505	320,439
Lines of credit	69,076	4,244	3,246	44	76,610
Other commercial and industrial	58,315	4,364	7,379	147	70,205
Paycheck Protection Program loans	4,877	-	-	-	4,877
Tax exempt loans	5,390	-	-	-	5,390
Total commercial loans	437,118	18,254	21,453	696	477,521
Consumer loans:
Home equity and junior liens	32,241	172	630	224	33,267
Other consumer	99,297	14	15	-	99,326
Total consumer loans	131,538	186	645	224	132,593
Total loans	$823,853	$18,846	$23,069	$1,584	$867,352

	As of December 31, 2021
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$238,823	$269	$811	$531	$240,434
Construction	6,329	-	-	-	6,329
Loans held-for-sale	513	-	-	-	513
Total residential mortgage loans	245,665	269	811	531	247,276
Commercial loans:
Real estate	267,388	9,879	10,604	579	288,450
Lines of credit	54,408	4,036	3,387	53	61,884
Other commercial and industrial	56,719	3,907	8,321	188	69,135
Paycheck Protection Program loans	19,338	-	-	-	19,338
Tax exempt loans	5,811	-	-	-	5,811
Total commercial loans	403,664	17,822	22,312	820	444,618
Consumer loans:
Home equity and junior liens	30,740	133	606	258	31,737
Other consumer	109,979	44	77	8	110,108
Total consumer loans	140,719	177	683	266	141,845
Total loans	$790,048	$18,268	$23,806	$1,617	$833,739

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

An age analysis of past due loans, not including net deferred loan costs, segregated by portfolio segment and class of loans, as of June 30, 2022 and December 31, 2021, are detailed in the following tables:

	As of June 30, 2022

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$168	$352	$1,462	$1,982	$239,015	$240,997
Construction	-	-	-	-	16,241	16,241
Loans held-for-sale	-	-	-	-	-	-
Total residential mortgage loans	168	352	1,462	1,982	255,256	257,238
Commercial loans:
Real estate	1,090	258	4,444	5,792	314,647	320,439
Lines of credit	1,127	8	1,750	2,885	73,725	76,610
Other commercial and industrial	615	649	2,073	3,337	66,868	70,205
Paycheck Protection Program loans	-	-	-	-	4,877	4,877
Tax exempt loans	-	-	-	-	5,390	5,390
Total commercial loans	2,832	915	8,267	12,014	465,507	477,521
Consumer loans:
Home equity and junior liens	69	94	379	542	32,725	33,267
Other consumer	383	233	1,228	1,844	97,482	99,326
Total consumer loans	452	327	1,607	2,386	130,207	132,593
Total loans	$3,452	$1,594	$11,336	$16,382	$850,970	$867,352

	As of December 31, 2021

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$960	$416	$891	$2,268	$238,166	$240,434
Construction	-	-	-	-	6,329	6,329
Loans held-for-sale	-	-	-	-	513	513
Total residential mortgage loans	960	416	891	2,268	245,008	247,276
Commercial loans:
Real estate	1,735	1,029	4,379	7,143	281,307	288,450
Lines of credit	156	1,180	576	1,913	59,971	61,884
Other commercial and industrial	1,799	1,686	1,056	4,541	64,594	69,135
Paycheck Protection Program loans	-	-	-	-	19,338	19,338
Tax exempt loans	-	-	-	-	5,811	5,811
Total commercial loans	3,691	3,895	6,011	13,597	471,091	444,618
Consumer loans:
Home equity and junior liens	17	49	251	317	31,420	31,737
Other consumer	571	257	852	1,680	108,428	110,108
Total consumer loans	588	306	1,103	1,998	139,847	141,845
Total loans	$5,239	$4,617	$8,006	$17,862	$815,877	$833,739

Nonaccrual loans, segregated by class of loan, were as follows:

	June 30,	December 31,
(In thousands)	2022	2021
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,584	$891
	1,584	891
Commercial loans:
Real estate	4,461	4,407
Lines of credit	1,794	629
Other commercial and industrial	2,241	1,261
	8,496	6,297
Consumer loans:
Home equity and junior liens	379	252
Other consumer	1,228	852
Total consumer loans	1,607	1,104
Total nonaccrual loans	$11,687	$8,292

At December 31, 2021, the Bank's 44 nonperforming loans represented 0.99% of total loans, with an aggregate outstanding balance of $8.3 million, as compared to 53 loans with an aggregate outstanding balance of $11.7 million at June 30, 2022. This increase of $3.4 million was primarily the result of the addition of a single commercial loan relationship in the amount of $2.6 million as well as a net increase in the balances of certain other smaller balance loan categories. The $2.6 million in nonaccrual loans discussed above were returned to accrual status in July 2022.

At March 31, 2022, the Bank's 51 nonperforming loans represented 0.93% of total loans, with an aggregate outstanding balance of $7.9 million, as compared to 53 loans with an aggregate outstanding balance of $11.7 million at June 30, 2022. This increase of $3.8 million was primarily the result of the addition of a single nonaccrual commercial loan in the amount of $2.6 million as well as a net increase in the balances of certain other smaller balance loan categories. The $2.6 million nonaccrual commercial loan discussed above was returned to accrual status in July 2022. The Bank's management is actively working with each of the nonaccrual loan borrowers and believes that the ultimate resolution of these loans will not have material effect on the results of the Company's operations in future periods.

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

The Company had one loan that was modified as a TDR for the three months ended June 30, 2022.

The Company had two loans that were modified as TDRs for the six months ended June 30, 2022.

The tables below detail loans that had been modified as TDRs for the three and six months ended June 30, 2022.

	For the three months ended June 30, 2022
(In thousands, except number of loans)	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Additional provision for loan losses
Commercial real estate loans	1	$18	$18	$-

	For the six months ended June 30, 2022
(In thousands, except number of loans)	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Additional provision for loan losses
Residential real estate loans	2	$373	$373	$-

The loans evaluated for impairment for the three and six months ended June 30, 2022 have been classified as TDRs due to economic concessions granted, which consisted of a reduction in the stated interest rate, a significant delay in the timing of the payment or an extended maturity date that will result in a significant delay in payment from the original terms.

The Company had no loans that were modified as TDRs for the three months ended June 30, 2021.

The Company had five loans that were modified as TDRs for the six months ended June 30, 2021.

The Company is required to disclose loans that have been modified as TDRs within the previous 12 months in which there was payment default after the restructuring. The Company defines payment default as any loans 90 days past due on contractual payments.

The Company had no loans that were modified as TDRs during the twelve months prior to June 30, 2022, which had subsequently defaulted during the six months ended June 30, 2022.

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

Impaired Loans

The following table summarizes impaired loan information by portfolio class at the indicated dates:

	June 30, 2022			December 31, 2021
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$677	$677	$-	$666	$666	$-
Commercial real estate	4,112	4,209	-	4,708	4,801	-
Commercial lines of credit	100	100	-	100	104	-
Other commercial and industrial	276	317	-	357	396	-
Home equity and junior liens	90	90	-	93	93	-
With an allowance recorded:
1-4 family first-lien residential mortgages	465	465	95	539	539	90
Commercial real estate	2,845	2,845	359	2,450	2,450	300
Commercial lines of credit	44	50	44	53	53	53
Other commercial and industrial	1,680	1,686	1,208	1,852	1,852	1,318
Home equity and junior liens	538	538	114	539	539	114
Total:
1-4 family first-lien residential mortgages	1,141	1,141	95	1,205	1,205	90
Commercial real estate	6,956	7,054	359	7,158	7,251	300
Commercial lines of credit	144	150	44	153	157	53
Other commercial and industrial	1,957	2,003	1,208	2,209	2,248	1,318
Home equity and junior liens	628	628	114	632	632	114
Totals	$10,826	$10,975	$1,820	$11,357	$11,493	$1,875

The following table presents the average recorded investment in impaired loans for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
1-4 family first-lien residential mortgages	$1,166	$1,503	$1,178	$1,618
Commercial real estate	7,035	10,234	7,076	11,083
Commercial lines of credit	146	982	148	963
Other commercial and industrial	2,071	6,990	2,117	6,986
Home equity and junior liens	629	578	630	458
Other consumer	-	86	-	84
Total	$11,047	$20,373	$11,149	$21,192

The following table presents the cash basis interest income recognized on impaired loans for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
1-4 family first-lien residential mortgages	$14	$16	$30	$32
Commercial real estate	70	44	133	109
Commercial lines of credit	1	15	3	25
Other commercial and industrial	22	49	42	74
Home equity and junior liens	6	5	12	6
Other consumer	-	1	-	3
Total	$113	$130	$220	$249

Note 7: Allowance for Loan Losses

Management extensively reviews recent trends in historical losses, qualitative factors, including concentrations of loans to related borrowers and concentrations of loans by collateral type, and specific reserve needs on loans individually evaluated for impairment in its determination of the adequacy of the allowance for loan losses. We recorded $59,000 in provision for loan losses for the three month period ended June 30, 2022, as compared to $929,000 for the three month period ended June 30, 2021. For the first six months of 2022, we recorded $161,000 in provision for loan losses as compared to $2.0 million in the same prior year six month period. The provisioning in 2022 and 2021 reflects management’s determination of additions to reserves considering loan mix changes, concentrations of loans in certain business sectors, factors related to loan quality metrics, and continued COVID-19 related economic uncertainty. The credit-sensitive portfolios continue to be carefully monitored, and the Bank will consistently apply its loan classification and reserve building methodologies to the analysis of these portfolios.

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

	For the three months ended June 30, 2022
	1-4 family
	first-lien	Residential			Other	Paycheck
	residential	construction	Commercial	Commercial	commercial	Protection
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial	Program
Allowance for loan losses:
Beginning Balance	$830	$-	$5,298	$1,061	$2,737	$-
Charge-offs	(29)	-	(23)	(21)	(200)	-
Recoveries	-	-	250	-	46	-
Provisions (credits)	96	-	(3)	117	33	-
Ending balance	$897	$-	$5,522	$1,157	$2,616	$-
Ending balance: related to loans individually evaluated for impairment	$95	$-	$44	$359	$1,208	$-
Ending balance: related to loans collectively evaluated for impairment	$802	$-	$5,478	$798	$1,408	$-
Loans receivables:
Ending balance	$240,997	$16,241	$320,439	$76,610	$70,205	$4,877
Ending balance: individually evaluated for impairment	$1,141	$-	$144	$6,956	$1,974	$-
Ending balance: collectively evaluated for impairment	$239,856	$16,241	$320,295	$69,654	$68,231	$4,877

		Home equity	Other
	Tax exempt	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$4	$676	$1,422	$989	$13,017
Charge-offs	-	-	(51)	-	(324)
Recoveries	-	-	30	-	326
Provisions	-	74	142	(400)	59
Ending balance	$4	$750	$1,543	$589	$13,078
Ending balance: related to loans individually evaluated for impairment	$-	$114	$-	$-	$1,820
Ending balance: related to loans collectively evaluated for impairment	$4	$636	$1,543	$589	$11,258
Loans receivables:
Ending balance	$5,390	$33,267	$99,326	$-	$867,352
Ending balance: individually evaluated for impairment	$-	$628	$-	$-	$10,843
Ending balance: collectively evaluated for impairment	$5,390	$32,639	$99,326	$-	$856,509

	For the six months ended June 30, 2022
	1-4 family
	first-lien	Residential			Other	Paycheck
	residential	construction	Commercial	Commercial	commercial	Protection
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial	Program
Allowance for loan losses:
Beginning Balance	$872	$-	$5,308	$935	$2,762	$-
Charge-offs	(29)	-	(23)	(38)	(200)	-
Recoveries	-	-	250	-	46	-
Provisions	54	-	(13)	260	8	-
Ending balance	$897	$-	$5,522	$1,157	$2,616	$-

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$3	$774	$1,297	$984	$12,935
Charge-offs	-	-	(80)	-	(370)
Recoveries	-	-	56	-	352
Provisions	1	(24)	270	(395)	161
Ending balance	$4	$750	$1,543	$589	$13,078

	For the three months ended June 30, 2021
	1-4 family
	first-lien	Residential			Other	Paycheck
	residential	construction	Commercial	Commercial	commercial	Protection
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial	Program
Allowance for loan losses:
Beginning Balance	$975	$-	$5,721	$1,916	$3,016	$-
Charge-offs	(20)	-	(6)	-	-	-
Recoveries	-	-	-	62	-	-
Provisions	(80)	-	405	(168)	432	-
Ending balance	$875	$-	$6,120	$1,810	$3,448	$-
Ending balance: related to loans individually evaluated for impairment	$80	$-	$222	$904	$1,852	$-
Ending balance: related to loans collectively evaluated for impairment	$795	$-	$5,898	$906	$1,596	$-
Loans receivables:
Ending balance	$226,896	$8,133	$291,678	$60,097	$74,416	$53,611
Ending balance: individually evaluated for impairment	$1,499	$-	$6,946	$1,004	$7,266	$-
Ending balance: collectively evaluated for impairment	$225,397	$8,133	$284,732	$59,093	$67,150	$53,611

		Home equity	Other
	Tax exempt	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$827	$1,237	$-	$13,693
Charge-offs	-	-	(76)	-	(102)
Recoveries	-	-	21	-	83
Provisions	-	(22)	68	294	929
Ending balance	$1	$805	$1,250	$294	$14,603
Ending balance: related to loans individually evaluated for impairment	$-	$223	$-	$-	$3,281
Ending balance: related to loans collectively evaluated for impairment	$1	$582	$1,250	$294	$11,322
Loans receivables:
Ending balance	$6,554	$34,649	$80,269	$713	$837,016
Ending balance: individually evaluated for impairment	$-	$578	$79	$-	$17,372
Ending balance: collectively evaluated for impairment	$6,554	$34,071	$80,190	$713	$819,644

	For the six months ended June 30, 2021
	1-4 family
	first-lien	Residential			Other	Paycheck
	residential	construction	Commercial	Commercial	commercial	Protection
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial	Program
Allowance for loan losses:
Beginning Balance	$931	$-	$4,776	$1,670	$2,992	$-
Charge-offs	(20)	-	(6)	-	(100)	-
Recoveries	-	-	-	63	-	-
Provisions (credits)	(36)	-	1,350	77	556	-
Ending balance	$875	$-	$6,120	$1,810	$3,448	$-

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$739	$1,123	$545	$12,777
Charge-offs	-	-	(119)	-	(245)
Recoveries	-	-	51	-	114
Provisions (credits)	-	66	195	(251)	1,957
Ending balance	$1	$805	$1,250	$294	$14,603

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

The allocation of the allowance for loan losses summarized on the basis of the Company’s calculation methodology was as follows:

	June 30, 2022
(In thousands)	1-4 family first-lien residential mortgage	Residential construction mortgage	Commercial real estate	Commercial lines of credit	Other Commercial and industrial
Specifically reserved	$95	$-	$44	$359	$1,208
Historical loss rate	85	-	1	37	83
Qualitative factors	717	-	5,477	761	1,325
Total	$897	$-	$5,522	$1,157	$2,616

	Tax exempt	Home equity and junior liens	Other consumer	Unallocated	Total
Specifically reserved	$-	$114	$-	$-	$1,820
Historical loss rate	-	321	1,246	-	1,773
Qualitative factors	4	315	297	-	8,896
Other	-	-	-	589	589
Total	$4	$750	$1,543	$589	$13,078

	June 30, 2021
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$80	$-	$222	$904	$1,852
Historical loss rate	85	-	1	33	38
Qualitative factors	710	-	5,897	873	1,558
Total	$875	$-	$6,120	$1,810	$3,448

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$223	$-	$-	$3,281
Historical loss rate	-	325	992	-	1,474
Qualitative factors	1	257	258	-	9,554
Other	-	-	-	294	294
Total	$1	$805	$1,250	$294	$14,603

Note 8: Foreclosed Real Estate

The Company is required to disclose the carrying amount of foreclosed real estate properties held as a result of obtaining physical possession of the property at each reporting period.

(Dollars in thousands)	Number of properties	June 30, 2022	Number of properties	December 31, 2021
Foreclosed real estate	2	$221	-	$-

At June 30, 2022 and December 31, 2021, the Company reported $1.0 million and $1.0 million, respectively, in real estate loans in the process of foreclosure.

Note 9: Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had $2.9 million of standby letters of credit as of June 30, 2022. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The Company holds two corporate investment securities with an amortized historical cost of $4.1 million and an aggregate fair market value of $4.8 million as of June 30, 2022. These securities have an aggregate valuation that is determined using published net asset values (NAV) derived by an analysis of the securities’ underlying assets. These securities are comprised primarily of broadly-diversified real estate holdings and are traded in secondary markets on an infrequent basis. While these securities are redeemable at least annually through tender offers made by respective issuers, the liquidation value of these securities may be below stated NAVs and also subject to restrictions as to the amount that can be redeemed at any single scheduled redemption. The Company anticipates that these securities will be redeemed by respective issuers on indeterminate future dates as a consequence of the ultimate liquidation strategies employed by the managers of these portfolios.

The Company held one private equity security investment, acquired in 2022, with an aggregate value of $677,000 at June 30, 2022, valued utilizing the unit of account (Level 2) which includes; financial metrics for the company, specific operating key performance indicators, and market-related inputs. No income or expense has been recorded related to this investment as the investment is still in early stage funding and, therefore, the investment is carried at historical cost at June 30, 2022.

At March 31, 2022 the Company held shares in the common stock of an otherwise unaffiliated financial institution valued at $677,000. This investment was liquidated in the quarter ended June 30, 2022. The Company recognized a loss of $28,000 during the quarter related to changes in the market value of the common stock investment and the fees associated with the liquidation event.

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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	June 30, 2022
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$34,249	$-	$34,249
State and political subdivisions	-	44,321	-	44,321
Corporate	-	10,077	-	10,077
Asset backed securities	-	16,527	-	16,527
Residential mortgage-backed - US agency	-	20,408	-	20,408
Collateralized mortgage obligations - US agency	-	9,400	-	9,400
Collateralized mortgage obligations - Private label	-	63,147	-	63,147
Total		198,129		198,129
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Other Securities:
Corporate measured at NAV	-	-	-	4,832
Total available-for-sale securities	$206	$198,129	$-	$203,167

Private equity securities	$-	$677	$-	$677
Marketable equity securities measured at NAV	$-	$-	$-	$-

Interest rate swap derivative fair value hedges	$-	$(7,063)	$-	$(7,063)

Interest rate swap derivative cash flow hedges	$-	$584	$-	$584

	December 31, 2021
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$32,273	$-	$32,273
State and political subdivisions	-	39,199	-	39,199
Corporate	-	9,630	-	9,630
Asset backed securities	-	13,613	-	13,613
Residential mortgage-backed - US agency	-	22,164	-	22,164
Collateralized mortgage obligations - US agency	-	12,285	-	12,285
Collateralized mortgage obligations - Private label	-	56,731	-	56,731
Total	-	185,895	-	185,895
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Other Securities:
Corporate measured at NAV	-	-	-	4,497
Total available-for-sale securities	$206	$185,895	$-	$190,598

Private equity securities	$-	$-	$-	$-
Marketable equity securities measured at NAV	$677	$-	$-	$677

Interest rate swap derivative fair value hedge	$-	$(1,460)	$-	$(1,460)

Interest rate swap derivative cash flow hedges	$-	$(387)	$-	$(387)

Pathfinder Bank had the following assets measured at fair value on a nonrecurring basis as of June 30, 2022 and December 31, 2021:

		June 30, 2022
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$1,056	$1,056
Foreclosed real estate	$-	$-	$221	$221

		December 31, 2021
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$4,182	$4,182
Foreclosed real estate	$-	$-	$-	$-

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at the indicated dates.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At June 30, 2022
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 30% (18%)
	(Sales Approach)	Costs to Sell	8% - 14% (10%)
Discounted Cash Flow

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2021
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 30% (15%)
	(Sales Approach)	Costs to Sell	7% - 14% (10%)
Discounted Cash Flow

There have been no transfers of assets into or out of any fair value measurement level during the three or six months ended June 30, 2022.

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

Subordinated debt – The Company secures quotes from its pricing service based on a discounted cash flow methodology or utilizes observations of recent highly-similar transactions which result in a Level 2 classification.

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		June 30, 2022		December 31, 2021
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$38,287	$38,287	$37,149	$37,149
Investment securities - available-for-sale	2	198,129	198,129	185,895	185,895
Investment securities - available-for-sale	NAV	4,832	4,832	4,497	4,497
Investment securities - marketable equity	1	677	677	677	677
Investment securities - held-to-maturity	2	181,532	174,558	160,923	162,805
Federal Home Loan Bank stock	2	4,169	4,169	4,189	4,189
Net loans	3	853,211	836,882	819,524	819,721
Accrued interest receivable	1	4,812	4,812	4,520	4,520
Interest rate swap derivative fair value hedges	2	7,063	7,063	1,460	1,460

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$705,198	$705,198	$694,089	$694,089
Time Deposits	2	432,646	424,105	361,257	360,680
Borrowings	2	75,721	72,511	77,098	76,957
Subordinated debt	2	29,646	27,608	29,563	30,627
Accrued interest payable	1	186	186	106	106
Interest rate swap derivative cash flow hedges	2	(584)	(584)	387	387

Note 11: Interest Rate Derivatives

The Company is exposed to certain risks from both its business operations and changes in economic conditions. As part of managing interest rate risk, the Company enters into standardized interest rate derivative contracts (designated as hedging agreements) to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate hedging agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate hedging agreements are entered into with counterparties that meet the Company's established credit standards and the agreements contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material at June 30, 2022. Interest rate hedging agreements are recorded at fair value as other assets or liabilities. The Company had no material derivative contracts not designated as hedging agreements at June 30, 2022 or December 31, 2021.

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

Among the array of interest rate hedging contracts, potentially available to the Company, are interest rate swap and interest rate cap (or floor) contracts. The Company uses interest rate swaps, cap or floor contracts as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments over the life of the agreements without the exchange of the underlying notional amount. An interest rate cap is a type of interest rate derivative in which the buyer receives payments at the end of each contractual period in which the index interest rate exceeds the contractually agreed upon strike price rate. The purchaser of a cap contract will continue to benefit from any rise in interest rates above the strike price. Similarly, an interest rate floor is a derivative contract in which the buyer receives payments at the end of each period in which the interest rate is below the agreed strike price. The purchaser of a floor contract will continue to benefit from any decrease in interest rates below the strike price.

The Company records various hedges in the consolidated statements of condition at fair value. The Company’s accounting treatment for these derivative instruments is based on the instruments hedge designation determined at the inception of each derivative instrument's contractual term. The following tables show the Company’s outstanding fair value hedges at June 30, 2022 and December 31, 2021:

(In thousands)	Carrying Amount of the Hedged Assets at June 30, 2022	Cumulative Amount of Fair Value Hedging Gains Included in the Carrying Amount of the Hedged Assets at June 30, 2022	Carrying Amount of the Hedged Assets at December 31, 2021	Cumulative Amount of Fair Value Hedging Gains Included in The Carrying Amount of the Hedged Assets at December 31, 2021
Line item on the balance sheet in which the hedged item is included:
Available-for-sale securities (1)	$69,123	$(5,920)	$61,808	$(1,308)
Loans receivable (2)	$38,652	$(1,143)	$41,651	$(152)

(1)
These amounts represent the amortized cost basis of specifically identified municipal securities designated as the underlying assets for the hedging relationship. The notional amount of the designated hedged item was $69.1 million and $61.8 million at June 30, 2022 and December 31, 2021, respectively. The fair value of the derivative resulted in a net asset position of $5.9 million and $1.3 million recorded by the Company in other assets at June 30, 2022 and December 31, 2021. The Company’s participation in the fair value hedge had an immaterial effect on recorded interest income at June 30, 2022 and December 31, 2021.

(2)
These amounts include the amortized cost of a specific loan pool designated as the underlying asset for the hedging relationship in which the hedged item is the underlying asset's amortized cost (last layer) projected to be remaining at the end of the contractual term of the hedging instrument. The amount of the designated hedged item was $38.7 million and $41.7 million as of June 30, 2022 and December 31, 2021, respectively. At June 30, 2022, the fair value of the derivative resulted in a net asset position of $1.1 million, recorded by the Company in other assets. The Company’s participation in the fair value hedge had an immaterial effect on recorded interest income at June 30, 2022 and December 31, 2021.

The following table shows the pre-tax gains and losses of the Company’s derivatives designated as cash flow hedges in OCI at June 30, 2022 and December 31, 2021:

(In thousands)	June 30, 2022	December 31, 2021
Fair market value adjustment interest rate swap	584	(387)
Total gain/(loss) in comprehensive income	$584	$(387)

The amounts of hedge ineffectiveness, recognized at June 30, 2022 and December 31, 2021 for cash flow hedges were not material to the Company’s consolidated results of operations. A portion of, or the entire amount included in accumulated other comprehensive loss would be reclassified into current earnings should a portion of, or the entire hedge, no longer be considered effective. Management believes that the hedges will remain fully effective during the remaining term of the respective hedging contracts. The changes in the fair values of the interest rate hedging agreements primarily result from the effects of changing index interest rates and the reduction of the time each quarter between the measurements date and the contractual maturity date of the hedging instrument.

The Company manages its potential credit exposure on interest rate swap transactions by entering into bilateral credit support agreements with each contractual counterparty. These agreements require collateralization of credit exposures beyond specified minimum threshold amounts. At June 30, 2022 the Company posted cash, held in an interest-bearing refundable escrow arrangement, in the amount of $1.6 million in order to satisfy collateral requirements associated with its hedging contracts.

Note 12: Accumulated Other Comprehensive (Loss) Income

Changes in the components of accumulated other comprehensive (loss) income (“AOCI”), net of tax, for the periods indicated are summarized in the tables below.

	For the three months ended June 30, 2022
(In thousands)	Retirement Plans	Unrealized Loss on Available-for- Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Unrealized Gain on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(1,412)	$(3,842)	$194	$2	$(5,058)
Other comprehensive (loss) income before reclassifications	-	(4,559)	237	-	(4,322)
Amounts reclassified from AOCI	1	(20)	-	-	(19)
Ending balance	$(1,411)	$(8,421)	$431	$2	$(9,399)

	For the three months ended June 30, 2021
(In thousands)	Retirement Plans	Unrealized Gain on Available-for- Sale Securities	Unrealized Loss on Derivatives and Hedging Activities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(2,074)	$1,108	$(793)	$(9)	$(1,768)
Other comprehensive income before reclassifications	-	441	69	4	514
Amounts reclassified from AOCI	19	-	-	-	19
Ending balance	$(2,055)	$1,549	$(724)	$(5)	$(1,235)

	For the six months ended June 30, 2022
(In thousands)	Retirement Plans	Unrealized Loss on Available-for- Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Unrealized Gain on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(1,412)	$428	$(286)	$2	$(1,268)
Other comprehensive (loss) income before reclassifications	-	(8,830)	717	-	(8,113)
Amounts reclassified from AOCI	1	(19)	-	-	(18)
Ending balance	$(1,411)	$(8,421)	$431	$2	$(9,399)

	For the six months ended June 30, 2021
(In thousands)	Retirement Plans	Unrealized Gain on Available-for- Sale Securities	Unrealized Loss on Derivatives and Hedging Activities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(2,093)	$837	$(966)	$(14)	$(2,236)
Other comprehensive income before reclassifications	-	712	242	9	963
Amounts reclassified from AOCI	38	-	-	-	38
Ending balance	$(2,055)	$1,549	$(724)	$(5)	$(1,235)

The following table presents the amounts reclassified out of each component of AOCI for the indicated period:

		Amount Reclassified		Amount Reclassified
		from AOCI (1)		from AOCI (1)
		(Unaudited)		(Unaudited)
(In thousands)		For the three months ended		For the six months ended
Details about AOCI (1) components	Affected Line Item in the Statement of Income	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Retirement plan items
Retirement plan net losses recognized in plan expenses (2)	Salaries and employee benefits	$(1)	$(26)	$(1)	$(53)
Tax effect	Provision for income taxes	-	7	-	15
	Net Income	$(1)	$(19)	$(1)	$(38)
Available-for-sale securities
Realized gain on sale of securities	Net gains on sales and redemptions of investment securities	$26	$-	$25	$-
Tax effect	Provision for income taxes	(6)	-	(6)	-
	Net Income	$20	$-	$19	$-

(1)
Amounts in parentheses indicates debits in net income.
(2)
These items are included in net periodic pension cost.

See Note 5 for additional information.

Note 13: Noninterest Income

The Company has included the following table regarding the Company’s noninterest income for the periods presented.

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2022	2021	2022	2021
Service fees
Insufficient funds fees	$134	$208	$252	$398
Deposit related fees	110	96	211	194
ATM fees	39	53	79	97
Total service fees	283	357	542	689
Fee Income
Insurance commissions	288	232	583	511
Investment services revenue	128	163	225	246
ATM fees surcharge	59	59	107	110
Banking house rents collected	46	62	102	125
Total fee income	521	516	1,017	992
Card income
Debit card interchange fees	231	241	459	462
Merchant card fees	18	15	33	31
Total card income	249	256	492	493
Mortgage fee income and realized gain on sale of loans and foreclosed real estate
Loan servicing fees	69	11	186	101
Net gains on sales of loans and foreclosed real estate	12	39	75	159
Total mortgage fee income and realized gain on sale of loans and foreclosed real estate	81	50	261	260
Total	1,134	1,179	2,312	2,434
Earnings and gain on bank owned life insurance	123	129	285	254
Net gains on sale and redemption of investment securities	36	51	30	51
(Losses) gains on marketable equity securities	(29)	49	39	283
Net gains on sale of premises and equipment	-	-	-	201
Other miscellaneous income	32	26	233	56
Total noninterest income	$1,296	$1,434	$2,899	$3,279

The following is a discussion of key revenues within the scope of ASC 606 guidance:

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

The components of lease expense are as follows:

	For the three months ended		For the six months ended
(In thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating lease cost	$57	$57	$113	$113
Finance lease cost	21	21	41	41

Supplemental cash flow information related to leases was as follows:

	For the three months ended		For the six months ended
(In thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$52	$51	$105	$103
Operating cash flows from finance leases	21	21	41	41
Financing cash flows from finance leases	18	18	37	36

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rate)	June 30, 2022	December 31, 2021
Operating Leases:
Operating lease right-of-use assets	$2,067	$2,136
Operating lease liabilities	$2,379	$2,440

Finance Leases:
Finance Lease Liability	$601	$596

Weighted Average Remaining Lease Term:
Operating Leases	18.03 years	18.29 years
Finance Leases	26.92 years	27.42 years

Weighted Average Discount Rate:
Operating Leases	3.74%	3.73%
Finance Leases	13.75%	13.75%

Maturities of lease liabilities were as follows:

Twelve Months Ending June 30,
(In thousands)
2023	$56
2024	118
2025	119
2026	126
2027	133
Thereafter	2,428
Total minimum lease payments	$2,980

The Company owns certain properties that it leases to unaffiliated third parties at market rates. Lease rental income was $47,000 and $62,000 for the three months ended June 30, 2022 and 2021 respectively. Lease rental income was $102,000 and $125,000 for the six months ended June 30, 2022 and 2021, respectively. All lease agreements, in which the Company is the lessor, are accounted for as operating leases.

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

As a result of the initial and continuing outbreak, and governmental responses thereto, the spread of the coronavirus caused us to modify our business practices, in some cases substantially. These modifications included restrictions on employee travel, employee work locations, and the cancellation of physical participation in meetings, events and conferences. During the most restrictive periods during the pandemic, the Company had many of its employees working remotely and significantly reduced physical customer contact with employees and other customers until the second quarter of 2021, when New York State relaxed the majority of its safety mandates. At June 30, 2022, the Bank’s offices and branches were fully accessible to the public and substantially all of the Bank's operations have returned to pre-pandemic conditions. Certain previously-relaxed social distancing and safety protocols may have to be reinstated locally or in other regions of the country and it is possible that such protocols will be reinstated broadly in the future. The economic effects of these varying protocol reinstatement actions on the Company’s operations cannot be determined with certainty at this time. In the best interests of our employees, customers, and business partners, we will take further action, focused on safety, as may be required in the future by government authorities.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed into law on March 27, 2020, provided financial assistance in various forms to both businesses and consumers, including the establishment and funding of the Paycheck Protection Program (“PPP”). In addition, the CARES Act also created many directives affecting the operations of financial service providers, such as the Company, including a forbearance program for federally-backed mortgage loans and protections for borrowers from negative credit reporting due to loan accommodations related to the national emergency. The banking regulatory agencies issued guidance encouraging financial institutions to work prudently with borrowers who were, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. The Company worked to assist its business and consumer customers affected by COVID-19.

Note 16: Related Party Transactions:

In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). None of the related party loans were classified as nonaccrual, past due, restructured, or potential problem loans at June 30, 2022 or December 31, 2021.

The following represents the activity associated with loans to related parties during the six months ended June 30, 2022 and the year ended December 31, 2021:

	June 30,	December 31,
(In thousands)	2022	2021
Balance at the beginning of the year	$22,427	$22,445
Originations and related party additions	5,028	8,007
Principal payments and related party removals	(1,887)	(8,025)
Balance at the end of the period	$25,568	$22,427

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

General

The Company is a Maryland corporation headquartered in Oswego, New York. The Company is 100% owned by public shareholders. The primary business of the Company is its investment in Pathfinder Bank (the "Bank"), a New York State chartered commercial bank, which is 100% owned by the Company. The Bank has two wholly owned operating subsidiaries, Pathfinder Risk Management Company, Inc. (“PRMC”) and Whispering Oaks Development Corp. All significant inter-company accounts and activity have been eliminated in consolidation. Although the Company owns, through its subsidiary PRMC, 51% of the membership interest in FitzGibbons Agency, LLC (“Fitzgibbons” or “Agency”), the Company is required to consolidate 100% of FitzGibbons within the consolidated financial statements. The 49% of which the Company does not own, is accounted for separately as a noncontrolling interest within the consolidated financial statements. At June 30, 2022, the Company and subsidiaries had total consolidated assets of $1.36 billion, total consolidated liabilities of $1.25 billion and shareholders' equity of $107.7 million, plus noncontrolling interest of $407,000, which represents the 49% of FitzGibbons not owned by the Company.

The following discussion reviews the Company's financial condition at June 30, 2022 and the results of operations for the three and six month periods ended June 30, 2022 and 2021. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other period.

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

As a result of the initial and continuing outbreak, and governmental responses thereto, the spread of the coronavirus caused us to modify our business practices, in some cases substantially. These modifications included restrictions on employee travel, employee work locations, and the cancellation of physical participation in meetings, events and conferences. During the most restrictive periods during the pandemic, the Company had many of its employees working remotely and significantly reduced physical customer contact with employees and other customers until the second quarter of 2021, when

New York State relaxed the majority of its safety mandates. At June 30, 2022, the Bank’s offices and branches were fully accessible to the public and substantially all of the Bank's operations have returned to pre-pandemic conditions. Certain previously-relaxed social distancing and safety protocols may have to be reinstated locally or in other regions of the country and it is possible that such protocols will be reinstated broadly in the future. The economic effects of these varying protocol reinstatement actions on the Company’s operations cannot be determined with certainty at this time. In the best interests of our employees, customers, and business partners, we will take further action, focused on safety, as may be required in the future by government authorities.

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

Unaudited	For the three months ended		For the six months ended
(In thousands, except number of loans)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Number of PPP loans originated in the period	-	57	-	478
Funded balance of PPP loans originated in the period	$-	$1,882	$-	$36,369
Number of PPP loans forgiven in the period	96	143	189	349
Balance of PPP loans forgiven in the period	$2,321	$23,985	$8,417	$42,566
Deferred PPP fee income recognized in the period	$267	$735	$547	$1,147

(In thousands)	June 30, 2022	June 30, 2021
Unearned PPP deferred fee income at end of period	$172	$1,720

(In thousands, except number of loans)	Number	Balance
Total PPP loans originated since inception	1,177	$111,721
Total PPP loans forgiven since inception	1,110	$106,844
Total PPP loans remaining at June 30, 2022	67	$4,877

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

Recent Events

On June 24, 2022, the Company announced that its Board of Directors declared a cash dividend of $0.09 per share on the Company's voting common and non-voting common stock, and a cash dividend of $0.09 per notional share for the issued warrant relating to the fiscal quarter ended June 30, 2022. The dividends are payable to all shareholders of record on July 15, 2022 and were paid on August 12, 2022.

Overview and Results of Operations

The following represents the significant highlights of the Company’s operating results between the second quarter of 2022 and the second quarter of 2021.

•
Net income increased $264,000 or 8.74% to $3.3 million.
•
Basic and diluted earnings per voting common share were both $0.54 per share and increased $0.04 per share from $0.50 per share.
•
Return on average assets increased 4 basis points to 0.99% as the increase in income outpaced the increase in average assets.
•
Net interest income, after provision for loan losses, increased $632,000, or 6.8%, to $9.9 million. Excluding the provision, net interest income decreased $238,000, or 2.3%, to $10.0 million. The increase in net interest income, after provision for loan losses, was primarily due to the increase in the average balance of interest-earning assets, coupled with a decrease in the average rate paid on average interest-bearing liabilities. These increases were offset by a 34 basis points decrease in the average yield earned on the average balance of interest-earning assets. Additionally, a reduction in the provision for loan losses of $870,000 was reflective of improving asset quality metrics. The credit sensitive portfolios continue to be carefully monitored.
•
The net interest margin for the second quarter of 2022 was 3.14%, a 28 basis points decrease compared to 3.42% for the second quarter of 2021. This reflects a 34 basis points decrease in the average yield earned on interest-income tax bearing assets, offset by an 8 basis points decline in the average cost paid on interest bearing liabilities.
•
The effective income tax rate decreased 1.1% to 21.0% for the three months ended June 30, 2022 as compared to 22.1% for the same three month period in 2021. The decrease in the tax rate in the second quarter of 2022, as compared to the same quarter in 2021, was primarily related to an increase in tax exempt income derived from increased average balances invested in securities issued by state and political subdivisions. In addition, the Company increased its revenues subject to the application of New York State permanent differences, relative to its total revenues in 2022, thereby reducing the Company's state taxable income.

The following represents significant highlights of the Company's operating results between the first six months of 2022 and the first six months of 2021.

•
Net income increased $1.1 million, or 20.5%, to $6.2 million.
•
Basic and diluted earnings per voting common share were both $1.03 per share and increased $0.16 per share.
•
Return on average assets increased 13 basis points to 0.94% as the increase in income outpaced the increase in average assets.
•
Net interest income, after provision for loan losses, increased by $2.5 million, or 14.7%, to $19.3 million. This increase in net interest income after provision for loan losses was primarily due to the decrease in total interest expense, combined with an increase in the average balances of interest-earning assets.
•
Net interest margin decreased by 3 basis points to 3.10%, primarily as the result of a 22 basis points decline in the average cost for interest-bearing liabilities, offset by a 22 basis points decrease in the average yield for interest-earning assets.

•
The effective income tax rate increased 0.1% to 21.6% for the six months ended June 30, 2022 as compared to 21.5% for the same six month period in 2021. The increase in the tax rate in the first six months of 2022 was primarily related to an increase in accruals for New York State related taxes and the timing of certain potential deductions related to New York State taxable income.

The following reflects the significant changes in financial condition between December 31, 2021 and June 30, 2022. In addition, the following reflects significant changes in asset quality metrics between June 30, 2022 and June 30, 2021.

•
Total assets increased $77.9 million, or 6.1% to $1.36 billion at June 30, 2022, as compared to December 31, 2021, primarily driven by higher investment securities balances and loan balances.
•
Asset quality metrics, as measured by net loan charge-offs, remained stable, in comparison to recent reporting periods. The annualized net loan charge-offs to average loans ratio was 0.00% for the second quarter of 2022, compared to 0.03% for the second quarter of 2021, and 0.10% for the fourth quarter of 2021.
•
Nonperforming loans to total loans decreased 57 basis points to 1.35% at June 30, 2022, compared to 1.92% at June 30, 2021. Nonperforming loans to total loans increased 35 basis points to 1.35% at June 30, 2022 compared to 1.00% at December 31, 2021. Correspondingly, the ratio of the allowance for loan losses to nonperforming loans was 111.9% at June 30, 2022, as compared to 91.3% at June 30, 2021, and 156.0% at December 31, 2021.

The Company had net income of $3.3 million for the three months ended June 30, 2022 compared to net income of $3.0 million for the three months ended June 30, 2021. The $264,000 increase in net income was due primarily to an $870,000 decrease in provision expense, a $71,000 decrease in provision for income taxes, and a $122,000 decrease in interest expense, partially offset by a $360,000 decrease in interest and dividend income, a $301,000 increase in noninterest expense, and a $138,000 decrease in noninterest income.

Net interest income before the provision for loan losses decreased $238,000, or 2.33%, to $10.0 million for the three months ended June 30, 2022 as compared to $10.2 million for the same three month period in 2021. The decrease was primarily the result of decreases in the average yields of both the loan and investment securities portfolios. These decreases resulted in a 34 basis points decrease to 3.69% in interest-earning asset yields for the three months ended June 30, 2022 as compared to 4.03% for the same three month period of the previous year. These decreases in net interest income were partially offset by an 8 basis points decrease in the average cost of interest-bearing liabilities in the second quarter of 2022, as compared to the same quarter in 2021, partially offset by a $46.6 million increase in the average balance of interest-bearing liabilities.

The $138,000, or 9.6%, decrease in noninterest income in the quarter ended June 30, 2022, as compared to the same quarterly period in 2021, was primarily the result of a decrease of $78,000 in net gains on marketable equity securities, a $74,000 decrease in service charges on deposits, and a $44,000 decrease in other charges, commissions, and fees. These decreases were partially offset by a $58,000 increase in loan servicing fees and insurance agency revenue, respectively. All other noninterest income categories netted to a $58,000 decrease in the three months ended June 30, 2022, as compared to the same period in the prior year.

Total noninterest expense for the second quarter of 2022 was $7.1 million, an increase of $301,000, or 4.4%, compared to $6.8 million for the same three-month period in 2021. The increase was primarily a result of higher salaries and employee benefits expense of $284,000, or 8.1%. Partially offsetting the increase in salaries and employee benefits expense was a $137,000, or 20.9%, reduction in data processing expenses, primarily the result of a reduction in ATM processing fees related to third-party vendor refunds obtained through contract renegotiation activities.

Management extensively reviews recent trends in changes in the size and composition of the loan portfolio, historical loss experience, qualitative factors, and specific reserve needs on loans individually evaluated for impairment, in its determination of the adequacy of the allowance for loan losses. For the three months ended June 30, 2022, we recorded $59,000 in provision for loan losses as compared to $929,000 in the same prior year three month period. The provision is reflective of (1) the qualitative factors used in determining the adequacy of the allowance for loan losses, (2) the size of the loan portfolio, and (3) delinquent and nonaccrual loans. The second quarter provision for loan losses reflects an addition to reserves considering loan growth and asset quality metrics. The credit-sensitive portfolios continue to be carefully monitored, and the Bank will consistently apply its loan classification and reserve building methodologies to the analysis of these portfolios.

In comparing the year-over-year second quarter periods, the Company’s return on average assets increased 4 basis points to 0.99% due to the combined effects of the increase in net income (the numerator in the ratio) and the increase in average assets (the denominator in the ratio). Average assets increased due to increases in average investment securities and average loans of $74.0 million and $7.0 million, respectively, in the second quarter of 2022 as compared to the same quarter of 2021. Average interest-bearing deposits increased $67.1 million in the second quarter of 2022, as compared with the same quarter in 2021. The increase in deposits was primarily due to municipal deposit inflows and outflows due to seasonal timing of tax collections, an increase in brokered deposits and continued growth in business banking relationships. Average MMDA accounts increased $22.4 million as compared with the same quarter in 2021.

The Company had net income of $6.2 million for the six months ended June 30, 2022 compared to net income of $5.2 million for the six months ended June 30, 2021. The $1.0 million increase in net income was due primarily to a $1.8 million decrease in the provision for loan losses and a $989,000 decrease in interest expense. Partially offsetting the increase in net income was a $917,000 increase in noninterest expense, a $380,000 decrease in noninterest income and a $320,000 decrease in interest and dividend income.

Net interest income before the provision for loan losses increased $669,000 to $19.4 million for the six months ended June 30, 2022, as compared to $18.8 million for the same six month period in 2021. Interest expense decreased $989,000 to $3.2 million for the six months ended June 30, 2022 as compared to the prior year period. The average interest rate paid on interest-bearing liabilities decreased by 22 basis points for the six months ended June 30, 2022 as compared to the prior year period; however, average interest-bearing liabilities increased by $30.2 million, or 3.1%. Average loans for the first six months of 2022 increased by $1.4 million, or 0.16%, over the prior year period, while the average interest yield earned on average loans decreased by 23 basis points, resulting in a decrease of $965,000 in interest income on loans for the six months ended June 30, 2022 as compared to the prior year period. Income from investment securities increased $630,000, or 14.4% to $5.0 million for the six months ended June 30, 2022.

Noninterest income decreased $380,000 for the six months ended June 30, 2022, when compared to the same six month period in 2021. Net gains on marketable equity securities decreased $244,000 and there were no gains on sale of premises and equipment when compared to the $201,000 gain in the same period in 2021. Service charges on deposit accounts and net gains on sales of foreclosed real estate also decreased $147,000 and $84,000, respectively, when compared to the same period in 2021. Other charges, commission and fees, loan servicing fees, insurance agency revenue, and earnings on bank owned life insurance increased $127,000, $85,000, $77,000 and $31,000, respectively. The net increase in these categories of noninterest income were in part due to the Company’s increased strategic focus on improving recurring noninterest income.

Total noninterest expense for the first six-month period of 2022 was $14.4 million, an increase of $917,000, or 6.8%, compared with $13.5 million for the prior year period. The increase was primarily a result of higher salaries and employee benefits expense of $992,000, or 14.5%, and was primarily comprised of a $443,000, or 8.8%, increase in salaries, a $361,000 reduction in salaries treated as deferred expenses, a $139,000 increase in employee benefits and a $49,000 net increase in all other salaries and employee benefit expenses. The $443,000 increase in salaries was primarily due to increases in individual salaries, enacted early in 2022 and continuing through the year, as well as modest additions to staff headcount. The Company increased its salary structure where deemed appropriate in order to effectively respond to inflationary and competitive pressures within our marketplace to recruit and retain talent. The $361,000 reduction in deferred salaries was primarily due to reduced levels of PPP loan originations in 2022 as compared to the previous year. The Company originated $36.4 million in PPP loans in the first half of 2021 and $-0- in the first half of 2022. The $139,000 increase in employee benefit expenses was consistent with increased staffing levels and salaries for 2022.

For the first six months of 2022, we recorded $161,000 in provision for loan losses as compared to $2.0 million in the same prior year six month period. The provision is reflective of (1) the qualitative factors used in determining the adequacy of the allowance for loan losses, (2) the size of the loan portfolio, and (3) delinquent and nonaccrual loans. The decline in the provision for loan losses in the first half of 2022, as compared to the same period in 2021, was primarily related to the improvement in the qualitative factors used by the Company to determine the provision in 2022, as compared to the same period in the previous year. The improvement in these qualitative factors was due to observed improvements in economic conditions during the second half of 2021 and the first half of 2022 that followed the easing of the most restrictive phases of the COVID-19 pandemic that had existed in 2020 and the first half of 2021. The credit sensitive portfolios continue to be carefully monitored. Please refer to the asset quality section below for a further discussion of asset quality as it relates to the allowance for loan losses.

Return on average assets increased 13 basis points to 0.94% between the year-over-year six month periods as the increase in net income in the six month period ended June 30, 2022 (the numerator of the ratio) increased by a higher percentage than the rate at which average assets (the denominator of the ratio) grew during the period. Average assets increased due to increases in investment securities of $57.8 million in the six month period ended June 30, 2022 as compared to the same period of 2021. Average interest-bearing liabilities increased $30.2 million in the six months ended June 30 2022, as compared with the same period in 2021. The increase in deposits was primarily the result of municipal deposit inflows and outflows due to seasonal timing of tax collections, an increase in brokered deposits and continued growth in business banking relationships. Average time deposits decreased $4.4 million in the six months ended June 30, 2022, as compared with the same period in 2021.

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

The following tables set forth information concerning average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the periods indicated. Interest income and resultant yield information in the tables has not been adjusted for tax equivalency. Averages are computed on the daily average balance for each month in the period divided by the number of days in the period. Yields and amounts earned include loan fees of $487,000 and $1.0 million for the periods ended June 30, 2022 and June 30, 2021, respectively. The decrease in loan fees for the year over year period is primarily due to the decrease in PPP loan fee income. Nonaccrual loans have been included in interest-earning assets for purposes of these calculations.

	(Unaudited)
	For the three months ended June 30,
	2022			2021
			Average			Average
Unaudited	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$863,369	$8,974	4.16%	$856,380	$9,784	4.57%
Taxable investment securities	351,952	2,574	2.93%	303,858	2,239	2.95%
Tax-exempt investment securities	37,088	143	1.54%	11,226	42	1.50%
Fed funds sold and interest-earning deposits	17,871	15	0.34%	24,948	1	0.02%
Total interest-earning assets	1,270,280	11,706	3.69%	1,196,412	12,066	4.03%
Noninterest-earning assets:
Other assets	74,842			80,159
Allowance for loan losses	(13,039)			(14,016)
Net unrealized (losses) gains on available-for-sale securities	(9,268)			1,872
Total assets	$1,322,815			$1,264,427
Interest-bearing liabilities:
NOW accounts	$105,612	$78	0.30%	$92,412	$74	0.32%
Money management accounts	16,467	4	0.10%	15,988	4	0.10%
MMDA accounts	261,203	312	0.48%	238,791	241	0.40%
Savings and club accounts	140,365	50	0.14%	121,584	40	0.13%
Time deposits	385,049	690	0.72%	372,807	785	0.84%
Subordinated debt	29,619	430	5.81%	32,643	408	5.00%
Borrowings	70,574	165	0.94%	88,109	299	1.36%
Total interest-bearing liabilities	1,008,889	1,729	0.69%	962,334	1,851	0.77%
Noninterest-bearing liabilities:
Demand deposits	194,287			187,877
Other liabilities	11,263			11,598
Total liabilities	1,214,439			1,161,809
Shareholders' equity	108,376			102,618
Total liabilities & shareholders' equity	$1,322,815			$1,264,427
Net interest income		$9,977			$10,215
Net interest rate spread			3.00%			3.26%
Net interest margin			3.14%			3.42%
Ratio of average interest-earning assets to average interest-bearing liabilities			125.91%			124.32%

	For the six months ended June 30,
	2022			2021
			Average			Average
Unaudited	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$854,374	$17,666	4.14%	$852,972	$18,631	4.37%
Taxable investment securities	340,684	4,742	2.78%	306,278	4,302	2.81%
Tax-exempt investment securities	34,917	261	1.49%	11,495	71	1.24%
Fed funds sold and interest-earning deposits	24,812	19	0.15%	28,660	4	0.03%
Total interest-earning assets	1,254,787	22,688	3.62%	1,199,405	23,008	3.84%
Noninterest-earning assets:
Other assets	83,199			81,248
Allowance for loan losses	(13,035)			(13,539)
Net unrealized (losses) gains on available-for-sale securities	(5,323)			1,595
Total assets	$1,319,628			$1,268,709
Interest-bearing liabilities:
NOW accounts	$106,160	$149	0.28%	$93,598	$130	0.28%
Money management accounts	16,271	8	0.10%	15,794	8	0.10%
MMDA accounts	261,549	558	0.43%	237,050	496	0.42%
Savings and club accounts	139,480	98	0.14%	116,479	72	0.12%
Time deposits	381,506	1,286	0.67%	385,918	1,965	1.02%
Subordinated debt	29,598	842	5.69%	36,009	965	5.36%
Borrowings	67,071	303	0.90%	86,598	597	1.38%
Total interest-bearing liabilities	1,001,635	3,244	0.65%	971,446	4,233	0.87%
Noninterest-bearing liabilities:
Demand deposits	196,712			184,180
Other liabilities	11,585			11,769
Total liabilities	1,209,932			1,167,395
Shareholders' equity	109,696			101,314
Total liabilities & shareholders' equity	$1,319,628			$1,268,709
Net interest income		$19,444			$18,775
Net interest rate spread			2.97%			2.97%
Net interest margin			3.10%			3.13%
Ratio of average interest-earning assets to average interest-bearing liabilities			125.27%			123.47%

As indicated in the above table, net interest income, before provision for loan losses, decreased $238,000 or 2.3%, to $10.0 million for the three months ended June 30, 2022 as compared to $10.2 million for the same prior year period. This decrease was due principally to a 34 basis points decrease in the average yield of interest-earning assets, offset by a decrease of 8 basis points on the average cost of interest-bearing liabilities. Net interest income was positively impacted by an increase in the average balance of interest-earning assets of $73.9 million, or 6.17%. The positive effect of this increase in the average balance of interest-earning assets was offset by an increase of $46.6 million in interest-bearing liabilities. In total, net interest margin decreased 28 basis points to 3.14% for the three months ended June 30, 2022 as compared to the same prior year period. The following analysis should also be viewed in conjunction with the table below which reports the changes in net interest income attributable to rate and volume.

Interest and dividend income decreased $360,000, or 3.0%, to $11.7 million for the three months ended June 30, 2022 compared to $12.1 million for the same three month period in 2021. This quarter-over-quarter decrease was due to a decline in the average yield earned on interest-earning assets of 34 basis points and was primarily driven by a 41 basis points decline in the average yield earned on loans in the quarter ended June 30, 2022 as compared to the same quarter in 2021.

The 41 basis points decline in average loan yield during the three months ended June 30, 2022, as compared to the same three month period in 2021, was due to three factors, most notably a $468,000, or 22 basis points, reduction in deferred PPP fee income recognized in the quarter ended June 30, 2022 as compared to the same quarterly period in 2021. Secondarily, during the fourth quarter of 2021, the Bank acquired via purchase approximately $62.4 million in consumer installment and commercial lines of credit loans whose yields range from 3.25-3.38%. These loans were intended to supplement passive investment income at yields that were more favorable to the Bank than those readily available in the securities market at the time of their acquisition. These transactions had the effect of reducing the overall average yield on the loan portfolio by approximately 7 basis points, on a quarter over quarter basis. Finally, the remainder of the loan yield reduction during the three months ended June 30, 2022, as compared to the same three month period in 2021, was largely due to reductions in average loan yields resulting from contractual repricing and customer refinancing activities that took place in the low interest rate environment that existed throughout 2021 and into early 2022.

Interest expense for the three months ended June 30, 2022 decreased $122,000, or 6.6%, to $1.7 million when compared to the same prior year period due primarily to a decrease in interest expense on time deposits. The average cost of interest-bearing liabilities declined 8 basis points between the two periods due primarily to a decrease in the average cost of time deposits, offset by an increase of $67.1 million in the average balance of interest bearing deposits. Interest expense on borrowings decreased $134,000, or 44.8%, to $165,000 due primarily to a $17.5 million decrease in the average balance of borrowings, combined with a 42 basis points decrease as long term, higher rate borrowings matured during the period and were replaced with lower-cost overnight borrowings. This decrease was offset by an 81 basis points increase in the average rate paid on subordinated debt for the three months ended June 30, 2022 as compared to the prior year period.

Net interest income for the six months ended June 30, 2022 was $19.4 million, compared to $18.8 million for the six months ended June 30, 2021. The primary driver of the increase in net interest income was a $989,000 or 23.4%, decrease in interest expense to $3.2 million for the six months ended June 30, 2022 compared to $4.2 million for the six months ended June 30, 2021. This decrease was partially offset by a $238,000, or 23 basis points, year-over-year decline in loan income in the six months ended June 30, 2022, as compared to same six month period in 2021. This increase in net interest income was also due to a 22 basis points decrease in the average cost of interest-bearing liabilities, offset by a decrease of 22 basis points on the average yield of interest-earnings assets. The average balance of interest-earning assets increased $55.4 million for the six months ended June 30, 2022 to $1.3 billion from $1.2 billion for the same prior year period while the average balance of interest-bearing liabilities increased $30.2 million for the six months ended June 30, 2022 as compared to same prior year period. The net interest margin percentage decreased from 3.13% for the six months ended June 30, 2021 to 3.10% for the six months ended June 30, 2022.

Interest and dividend income decreased $320,000, or 1.4%, to $22.7 million for the six months ended June 30, 2022 compared to $23.0 million for the same six month period in 2021 primarily as a result of a decrease in average loan yield. The 23 basis points decline in average loan yield during the six months ended June 30, 2022, as compared to the same six month period in 2021, was due to a variety of factors, most notably a $600,000, or 14 basis points, reduction in deferred PPP fee income recognized in the first six months of 2022 as compared to the same six month period in the previous year. The majority of the remainder of the average loan yield reduction during the six months ended June 30, 2022, as compared to the same six month period in 2021, was largely due to reductions in average loan yields resulting from contractual repricing and customer refinancing activities that took place in the low interest rate environment that existed throughout 2021 and into early 2022.

Interest expense for the six months ended June 30, 2022 decreased $989,000, or 23.4%, to $3.2 million as compared to $4.2 million for the six months ended June 30, 2021. The decrease in interest expense was due principally to a 22 basis points decrease in the average rate paid on interest-bearing liabilities to 0.65%, partially offset by a $30.2 million increase in the average balance of these liabilities. Interest expense on deposits decreased $572,000 and was primarily due to a decrease of $679,000 in interest expense on time deposits. The average balance of interest-bearing deposits, which include brokered deposits, increased $56.1 million between the year-over-year six month periods. The average rate paid on interest-bearing deposits decreased 22 basis points for the six months ended June 30, 2022, as compared to the same six month period in 2021. This decrease was primarily due to a 35 basis points decrease in the average rate paid on time deposits, during the six months ended June 30, 2022 as compared to the same time period in 2021. The decrease in the average rates paid on those deposits reflected the general decline in market interest rates that occurred in last nine months of 2021 when many of the Bank's deposit liabilities were originated or acquired through brokers. Therefore, average deposit rates were lower in the six months ended June 30, 2022 than they were in the same six month period of 2021 due to time lags in the repricing of those deposits in 2022, despite the fact that general market rates of interest have increased significantly in the first half of

2022. The Bank's management continues to monitor internal deposit activity and competitive market rates for deposits in an effort to effectively manage future deposit levels and the cost of deposits in the current interest rate environment. Interest expense on borrowings decreased $294,000, or 48 basis points, as higher rate advances matured and were replaced with lower-cost overnight borrowings, combined with a $19.5 million decrease in the average balance of borrowings.

Rate/Volume Analysis

Net interest income can also be analyzed in terms of the impact of changing interest rates on interest-earning assets and interest-bearing liabilities and changes in the volume or amount of these assets and liabilities. The following table represents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (change in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) total increase or decrease. Changes attributable to both rate and volume have been allocated ratably. Tax-exempt securities have not been adjusted for tax equivalency. Please refer to the PPP table in the previous section for information on PPP loans and the impact on loan income for the three and six months ended June 30, 2022 and 2021.

	Three months ended June 30,			Six months ended June 30,
	2022 vs. 2021			2022 vs. 2021
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
Unaudited			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Loans	$519	$(1,329)	$(810)	$90	$(1,055)	$(965)
Taxable investment securities	460	(125)	335	551	(111)	440
Tax-exempt investment securities	100	1	101	172	18	190
Interest-earning deposits	(3)	17	14	(2)	17	15
Total interest income	1,076	(1,436)	(360)	811	(1,131)	(320)
Interest Expense:
NOW accounts	32	(28)	4	18	1	19
MMDA accounts	23	48	71	52	10	62
Savings and club accounts	6	4	10	15	11	26
Time deposits	151	(246)	(95)	(22)	(657)	(679)
Subordinated debt	(184)	206	22	(268)	145	(123)
Borrowings	(52)	(82)	(134)	(116)	(178)	(294)
Total interest expense	(24)	(98)	(122)	(321)	(668)	(989)
Net change in net interest income	$1,100	$(1,338)	$(238)	$1,132	$(463)	$669

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

Management extensively reviews recent trends in historical losses, qualitative factors and specific reserve needs on loans individually evaluated for impairment in its determination of the adequacy of the allowance for loan losses. We recorded $161,000 in provision for loan losses for the six month period ended June 30, 2022, as compared to $2.0 million for the six month period ended June 30, 2021. The Company recorded $59,000 in provision for loan losses for the three month period ended June 30, 2022, as compared to $929,000 for the three month period ended June 30, 2021. The provisioning for the three and six months ended June 30, 2022 and 2021 reflects management’s determination of additions to reserves considering loan mix changes, concentrations of loans in certain business sectors, factors related to loan quality metrics, and COVID-19 related economic impact. The decrease in the provision for loan losses for the three and six months ended June 30, 2022, as compared to the same periods in 2021, was primarily related to the improvement in the qualitative factors used by the Company to determine the provision for the three and six months ended June 30, 2022, as compared to the previous year’s same periods. The improvement in these qualitative factors was due to observed improvements in economic conditions during 2022 that followed the easing of the most restrictive phases of the COVID-19 pandemic that had existed in 2021. The Company’s credit-sensitive portfolios continue to be carefully monitored.

The Company measures delinquency based on the amount of past due loans as a percentage of total loans. The ratio of delinquent loans to total loans decreased to 1.89% at June 30, 2022 as compared to 2.14% at December 31, 2021. Delinquent loans (numerator) decreased $1.5 million while total loan balances (denominator) decreased $33.6 million at June 30, 2022, as compared to December 31, 2021. The decrease in past due loans was primarily driven by a decrease of $3.0 million in loans delinquent 60-89 days and a $1.8 million decrease in loans delinquent 30-59 days past due, partially offset by a $3.3 million increase in loans delinquent 90 days and over at June 30, 2022 as compared to December 31, 2021.

At June 30, 2022, there were $16.4 million in loans past due including $3.5 million in loans 30-59 days past due, $1.6 million in loans 60-89 days past due and $11.3 million in loans 90 or more days past due. At December 31, 2021, there were $17.9 million in loans past due including $5.2 million in loans 30-59 days past due, $4.6 million in loans 60-89 days past due and $8.0 million in loans 90 or more days past due.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, including insurance agency commissions, and net gains on sales of securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

Unaudited	For the three months ended				For the six months ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	Change		June 30, 2022	June 30, 2021	Change
Service charges on deposit accounts	$283	$357	$(74)	-20.7%	$542	$689	$(147)	-21.3%
Earnings and gain on bank owned life insurance	123	129	(6)	-4.7%	285	254	31	12.2%
Loan servicing fees	69	11	58	527.3%	186	101	85	84.2%
Debit card interchange fees	231	241	(10)	-4.1%	459	462	(3)	-0.6%
Insurance agency revenue	292	234	58	24.8%	591	514	77	15.0%
Other charges, commissions and fees	279	323	(44)	-13.6%	692	565	127	22.5%
Noninterest income before (losses) gains	1,277	1,295	(18)	-1.4%	2,755	2,585	170	6.6%
Net gains on sales of securities, fixed assets, loans and foreclosed real estate	48	90	(42)	-46.7%	105	411	(306)	-74.5%
(Losses) gains on marketable equity securities	(29)	49	(78)	-159.2%	39	283	(244)	86.2%
Total noninterest income	$1,296	$1,434	$(138)	-9.6%	$2,899	$3,279	$(380)	-11.6%

Second quarter 2022 noninterest income was $1.3 million, a decrease of $138,000, or 9.6%, compared to $1.4 million for the same three-month period in 2021. The decrease in noninterest income, as compared to the same quarter of the previous year was primarily due to (1) a loss on marketable equity securities in the 2022 second quarter of $29,000, compared to the net gain on marketable equity securities of $49,000 recorded in the second quarter of 2021, and (2) a decrease of $74,000 in service charges for overdraft, ATM fees and insufficient funds on deposit accounts in the second quarter of 2022 compared to the second quarter of 2021. In early 2022, the Bank reduced its fees schedules related to service charges on deposit accounts to meet the generally lower fee structures being offered within the Bank's competitive market area.

For the six months ended June 30, 2022 noninterest income was $2.9 million, a decrease of $380,000, or 11.6%, compared to $3.3 million for the same six-month period in 2021. The decrease in noninterest income, as compared to the six-month period of the previous year, was primarily due to a $306,000 reduction in nonrecurring gains on the sale of securities, fixed assets, loans and foreclosed assets in 2022 and a $244,000 reduction in gains from marketable equity securities also in 2022.

These reductions were partially offset by increases in other charges, commission and fees, loan servicing fees, insurance agency revenue, and earnings on bank owned life insurance which increased $127,000, $85,000, $77,000 and $31,000, respectively. The net increase in these categories of noninterest income were in part due to the Company’s increased strategic focus on improving recurring noninterest income.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

Unaudited	For the three months ended				For the six months ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	Change		June 30, 2022	June 30, 2021	Change
Salaries and employee benefits	$3,785	$3,501	$284	8.1%	$7,834	$6,842	$992	14.5%
Building and occupancy	830	870	(40)	-4.6%	1,656	1,663	(7)	-0.4%
Data processing	517	654	(137)	-20.9%	1,067	1,330	(263)	-19.8%
Professional and other services	452	451	1	0.2%	845	868	(23)	-2.6%
Advertising	235	259	(24)	-9.3%	422	505	(83)	-16.4%
FDIC assessments	222	232	(10)	-4.3%	444	430	14	3.3%
Audits and exams	142	177	(35)	-19.8%	283	379	(96)	-25.3%
Insurance agency expense	254	194	60	30.9%	458	400	58	14.5%
Community service activities	73	34	39	114.7%	135	122	13	10.7%
Foreclosed real estate expenses	27	16	11	68.8%	40	22	18	81.8%
Other expenses	609	457	152	33.3%	1,214	920	294	32.0%
Total noninterest expenses	$7,146	$6,845	$301	4.4%	$14,398	$13,481	$917	6.8%

Total noninterest expense for the second quarter of 2022 was $7.1 million, an increase of $301,000, or 4.4%, compared to $6.8 million for the same three-month period in 2021. The increase was primarily a result of higher salaries and employee benefits expense of $284,000, or 8.1%. Partially offsetting the increase in salaries and employee benefits expense was a $137,000, or 20.9%, reduction in data processing expenses, primarily the result of a reduction in ATM processing fees related to third-party vendor refunds obtained through contract renegotiation activities.

Total noninterest expense for the first six-month period of 2022 was $14.4 million, an increase of $917,000, or 6.8%, compared with $13.5 million for the prior year period. The increase was primarily a result of higher salaries and employee benefits expense of $992,000, or 14.5%, and was primarily comprised of a $443,000, or 8.8% increase in salaries, a $361,000 reduction in salaries treated as deferred expenses, a $139,000 increase in employee benefits and a $49,000 net increase in all other salaries and employee benefit expenses.

The $443,000 increase in salaries was primarily due to increases in individual salaries, enacted early in 2022 and continuing through the year, as well as modest additions to staff headcount. The Company increased its salary structure where deemed appropriate in order to effectively respond to inflationary and competitive pressures within our marketplace to recruit and retain talent. The $361,000 reduction in deferred salaries was primarily due to the cessation of PPP loan originations in 2022 as compared to $36.4 million in PPP loan originations in the first half of 2021. The $139,000 increase in employee benefit expenses is consistent with increased staffing levels and salaries for 2022.

At June 30, 2022, the Bank serviced 506 residential mortgage loans in the aggregate amount of $51.6 million that have been sold on a non-recourse basis to FNMA. FNMA is the only unrelated third-party that has acquired loans originated by the Bank. On an infrequent basis, loans previously sold to FNMA that subsequently default may be found to have underwriting defects that place the loans out of compliance with the representations and warranties made by the Bank. This can occur at any time while the loan is outstanding. In such cases, the Bank is required to repurchase the defaulted loans from FNMA. Repurchase losses sustained by the Bank include all costs incurred by FNMA as part of the foreclosure process, including items such as delinquent property taxes and legal fees. No such claims against the Bank were made by FNMA in the six month periods ended in either June 30, 2022 or June 30, 2021. Management continues to monitor the underwriting standards applied to all residential mortgage loan originations and subsequent sales through its quality control processes and considers these occurrences and their related expenses to be isolated instances.

Income Tax Expense

Income tax expense decreased $71,000 to $780,000, with an effective tax rate of 21.0%, for the quarter ended June 30, 2022, as compared to $851,000 with an effective tax rate of 19.2%, for the same three month period in 2021. The reduction in income tax expense for the quarter ended June 30, 2022, as compared to the same quarter in 2021, was primarily driven by the aforementioned decrease in the effective tax rate, partially offset by the increase in quarter-over-quarter pre-tax net income. The effective income tax rate decreased 1.1% to 21.0% for the three months ended June 30, 2022 as compared to 22.1% for the same three month period in 2021. The decrease in the tax rate in the second quarter of 2022, as compared to the same quarter in 2021, was primarily related to an increase in tax exempt income derived from increased average balances invested in securities issued by state and political subdivisions. In addition, the Company increased its revenues subject to the application of New York State permanent differences, relative to its total revenues in 2022, thereby reducing the Company's state taxable income.

Income tax expense increased $101,000 to $1.5 million, with an effective tax rate of 21.6%, for the six months ended June 30, 2022, as compared to $1.4 million with an effective tax rate of 21.5%, for the same six month period in 2021. The increase in income tax expense for the six months ended June 30, 2022, as compared to the same six month period in 2021, was primarily driven by the year-over-year increase in pre-tax net income. The effective income tax rate increased 0.1% to 21.6% for the six months ended June 30, 2022 as compared to 21.5% for the same six month period in 2021. The increase in the tax rate in the first six months of 2022 was primarily related to an increase in accruals for New York State related taxes and the timing of certain potential deductions related to New York State taxable income.

The Company’s tax liability is a function of the 21% statutory federal tax rate, the level of pretax income, the varying effects of New York State income taxes, and is partially reduced by tax-exempt income from specific types of investment securities and loans, bank owned life insurance, and, to a much lesser degree, the utilization of low income housing tax credits. Other variances from the federal statutory federal tax rate are due to the effects of transitional adjustments related to state income taxes. In addition, the tax effects of certain incentive stock option activity may reduce the Company’s effective tax rate on a sporadic basis.

Earnings per Share

Basic and diluted earnings per Voting share were $0.54 per share for the second quarter of 2022, as compared to $0.50 per basic and diluted Voting share for the same quarter of 2021. Basic and diluted earnings per Series A Non-Voting share were $0.54 per share for the second quarter of 2022, as compared to $0.51 per basic and diluted Series A Non-Voting share for the same quarter of 2021.

Basic and diluted earnings per Voting and Series A Non-Voting share were $1.03 for the six month period ended June 30, 2022, as compared to $0.87 for the same prior year period. The increase in earnings per share between these two periods was due to the increase in net income between these two time periods. Further information on earnings per share can be found in Note 3 of this Form 10-Q.

Changes in Financial Condition

Assets

Total assets increased $77.9 million, or 6.1%, to $1.36 billion at June 30, 2022 as compared to $1.29 billion at December 31, 2021. This increase was due primarily to increases in loans and investment securities.

Loans totaled $866.3 million at June 30, 2022, an increase of $33.8 million compared to $832.5 million at December 31, 2021, primarily due to increases of $32.0 million in commercial real estate loans and $15.8 million in commercial business loans.

Investment securities increased $33.1 million, or 9.3%, to $389.5 million at June 30, 2022, as compared to $356.4 million at December 31, 2021, due principally to purchases of securities during the first six months of 2022, that were partially offset by sales and redemptions of securities and unrealized losses in the portion of the investment portfolio characterized as available-for-sale as a result of the increase in market interest rates during the first half of 2022.

Liabilities

Total liabilities increased $80.4 million, or 6.8%, to $1.25 billion at June 30, 2022, compared to $1.17 billion at December 31, 2021. Deposits increased $82.5 million, or 7.8%, to $1.14 billion at June 30, 2022, compared to $1.06 billion at December 31, 2021. Interest-bearing deposits were the primary driver of growth between the comparable dates and totaled $945.0 million at June 30, 2022, an increase of $81.6 million, or 9.4% from the 2021 year end.

Borrowed funds balances from the FHLB-NY decreased $1.4 million, or 1.8%, to $75.7 million at June 30, 2022 from $77.1 million at December 31, 2021 as the Bank primarily used net incoming deposit cash flows to repay borrowings at their scheduled maturity dates.

Shareholders’ Equity

The Company’s shareholders’ equity, exclusive of the noncontrolling interest, decreased $2.6 million, or 2.3%, to $107.7 million at June 30, 2022, from $110.3 million at December 31, 2021. This decrease was principally due to an $8.1 million increase in accumulated other comprehensive loss. Partially offsetting this increase in accumulated other comprehensive loss was an increase in retained earnings of $5.2 million, or 8.4%, to $66.1 million at June 30, 2022, from $60.9 million at December 31, 2021.

The $8.1 million tax-effected increase in accumulated other comprehensive loss from December 31, 2021 to June 30, 2022, was primarily due to the decline in the fair value of the Company's available-for-sale investment securities portfolio during that period. The available-for-sale investment securities portfolio, with an aggregate amortized historical cost of $190.0 million, had an aggregate fair value that exceeded its aggregate amortized historical cost by $579,000, or 0.30%, at December 31, 2021. The available-for-sale investment securities portfolio, with an aggregate amortized historical cost of $214.4 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $11.4 million, or 5.32%, at June 30, 2022. The resultant $12.0 million total decline in the fair value of the available-for-sale investment portfolio's aggregate fair value relative to its aggregate amortized historical cost, in the six months ended June 30, 2022, was due to the significant increase in general interest rates that occurred in that period and did not represent any other-than-temporary impairment within the portfolio at June 30, 2022.

Capital

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its banking operations. This strong capital position serves to support growth and expansion activities while at the same time exceeding regulatory standards. At June 30, 2022, the Bank met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 8%, Tier 1 common equity exceeding 6.5%, and a total risk-based capital ratio exceeding 10%.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The buffer is separate from the capital ratios required under the Prompt Corrective Actions (“PCA”) standards. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum levels of the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity. At June 30, 2022, the Bank exceeded all regulatory required minimum capital ratios, including the capital buffer requirements.

Pathfinder Bank’s capital amounts and ratios as of the indicated dates are presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be "Well-Capitalized" Under Prompt Corrective Provisions		Minimum For Capital Adequacy with Buffer
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2022:
Total Core Capital (to Risk-Weighted Assets)	$137,313	14.77%	$74,384	8.00%	$92,981	10.00%	$97,630	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$125,672	13.52%	$55,788	6.00%	$74,384	8.00%	$79,033	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$125,672	13.52%	$41,841	4.50%	$60,437	6.50%	$65,086	7.00%
Tier 1 Capital (to Assets)	$125,672	9.49%	$52,952	4.00%	$66,190	5.00%	$66,190	5.00%
As of December 31, 2021
Total Core Capital (to Risk-Weighted Assets)	$129,166	15.19%	$68,013	8.00%	$85,016	10.00%	$89,266	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$118,511	13.94%	$51,009	6.00%	$68,013	8.00%	$72,263	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$118,511	13.94%	$38,257	4.50%	$55,260	6.50%	$59,511	7.00%
Tier 1 Capital (to Assets)	$118,511	9.52%	$49,804	4.00%	$62,255	5.00%	$62,255	5.00%

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

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Regulatory Capital Ratios (Bank Only)
Total capital (to risk-weighted assets)
Total equity (GAAP)	$120,917	$121,896
Goodwill	(4,536)	(4,536)
Intangible assets	(108)	(117)
Addback: Accumulated other comprehensive income	9,399	1,268
Total Tier 1 Capital	$125,672	$118,511
Allowance for loan and lease losses	11,641	10,655
Total Tier 2 Capital	$11,641	$10,655
Total Tier 1 plus Tier 2 Capital (numerator)	$137,313	$129,166
Risk-weighted assets (denominator)	929,805	850,157
Total core capital to risk-weighted assets	14.77%	15.19%

Tier 1 capital (to risk-weighted assets)
Total Tier 1 capital (numerator)	$125,672	$118,511
Risk-weighted assets (denominator)	929,805	850,157
Total capital to risk-weighted assets	13.52%	13.94%

Tier 1 capital (to adjusted assets)
Total Tier 1 capital (numerator)	$125,672	$118,511
Total average assets	1,328,443	1,249,752
Goodwill	(4,536)	(4,536)
Intangible assets	(108)	(117)
Adjusted assets (denominator)	$1,323,799	$1,245,099
Total capital to adjusted assets	9.49%	9.52%

Tier 1 Common Equity (to risk-weighted assets)
Total Tier 1 capital (numerator)	$125,672	$118,511
Risk-weighted assets (denominator)	929,805	850,157
Total Tier 1 Common Equity to risk-weighted assets	13.52%	13.94%

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of non-accrual loans at the indicated dates:

	June 30,	December 31,	June 30,
(Dollars In thousands)	2022	2021	2021
Nonaccrual loans:
Commercial and commercial real estate loans	$8,496	$6,297	$11,803
Consumer	1,607	1,104	1,310
Residential mortgage loans	1,584	891	2,881
Total nonaccrual loans	11,687	8,292	15,994
Total nonperforming loans	11,687	8,292	15,994
Foreclosed real estate	221	-	-
Total nonperforming assets	$11,908	$8,292	$15,994

Accruing troubled debt restructurings	$3,907	$3,605	$5,315

Nonperforming loans to total loans	1.40%	1.00%	1.92%
Nonperforming assets to total assets	0.87%	0.65%	1.27%

Nonperforming assets include nonaccrual loans, nonaccrual troubled debt restructurings (“TDR”), and foreclosed real estate (‘‘FRE”). The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more. There are no loans that are past due 90 days or more and still accruing interest. Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the categories of nonaccrual loans or accruing TDRs. There were five TDR loans in nonaccrual status at June 30, 2022 totaling $1.7 million.

As indicated in the table above, nonperforming assets at June 30, 2022 were $11.9 million and were $3.6 million higher than the $8.3 million reported at December 31, 2021 and $4.1 million lower than the reported $16.0 million at June 30, 2021. The increase at June 30, 2022 was due primarily to an increase in commercial and commercial real estate loans of $2.2 million, primarily the result of the addition of a single commercial loan relationship in the amount of $2.6 million as well as a net increase in the balances of certain other smaller balance loan categories.

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

The allowance for loan losses represents management’s estimate of the probable losses inherent in the loan portfolio as of the date of the statement of condition. The allowance for loan losses was $13.1 million and $12.9 million at June 30, 2022 and December 31, 2021, respectively. The ratio of the allowance for loan losses to total loans decreased 4 basis points to 1.51% at June 30, 2022 from 1.55% at December 31, 2021. Management performs a quarterly evaluation of the allowance for loan losses based on quantitative and qualitative factors and has determined that the current level of the allowance for loan losses is adequate to absorb the losses in the loan portfolio as of June 30, 2022.

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

At June 30, 2022 and December 31, 2021, the Company had $10.8 million and $11.4 million in loans, respectively, which were deemed to be impaired, having established specific reserves of $1.8 million and $1.9 million, respectively, on these loans. The $600,000 decrease in impaired loans between these two dates was primarily driven by a decrease in impaired commercial real estate loans.

Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in those loans being included in future impaired loan reporting. Potential problem loans totaled $43.5 million as of June 30, 2022, a decrease of $192,000, or 0.4%, as compared to $43.7 million at December 31, 2021. These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired.

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

Through the first six months of 2022, as indicated in the consolidated statement of cash flows, the Company reported net cash flow from operating activities of $7.0 million and net cash outflow of $86.2 million related to investing activities. The net cash outflow from investing activities primarily was due to a $50.7 million increase in net investment activity, a $34.4 million increase in net loan activity and a $1.1 million net increase in all other investing activities in aggregate. The Company reported net cash flows from financing activities of $80.3 million generated principally by increased customer and brokered deposit balances of $82.5 million, partially offset by a $1.4 million decrease in net borrowings, and an aggregate decrease in net cash of $802,000 from all other financing sources, including dividends paid to common voting and non-voting shareholders and warrants of $977,000.

The Company has a number of existing credit facilities available to it. At June 30, 2022, total credit available to the Company under the existing lines of credit was approximately $139.2 million at FHLBNY, the Federal Reserve Bank, and two other correspondent banks. As of June 30, 2022, the Company had $75.7 million of the available lines of credit utilized on its existing lines of credit with $63.5 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of June 30, 2022, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

Off-Balance Sheet Arrangements

The Company is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. At June 30, 2022, the Company had $244.9 million in outstanding commitments to extend credit and standby letters of credit.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information relating to this item.

Item 4 – Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer), management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. The term “disclosure controls and procedures,” under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our CEO and CFO concluded that our disclosure controls and procedures were effective as of that date.

There were no changes made in our internal controls during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At June 30, 2022, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material and adverse effect on the financial condition or results of operations of the Company.

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

PATHFINDER BANCORP, INC.

(registrant)

August 15, 2022	/s/ James A. Dowd
James A. Dowd
President and Chief Executive Officer

August 15, 2022	/s/ Walter F. Rusnak
Walter F. Rusnak
Senior Vice President, Chief Financial Officer