Form 10-Q
period 2022-09-30
Pathfinder Bancorp, Inc.
filed 2022-11-14
CIK 1609065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, there were 4,620,822 shares outstanding of the registrant’s Voting common stock and 1,380,283 shares outstanding of the registrant’s Series A Non-Voting common stock.

Table of Contents

PATHFINDER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.

Consolidated Statements of Condition

(Unaudited)

	September 30,	December 31,
(In thousands, except share and per share data)	2022	2021
ASSETS:
Cash and due from banks (including restricted balances of $1,600 and $1,600, respectively)	$15,584	$13,856
Interest-earning deposits (including restricted balances of $0 and $0, respectively)	28,870	23,293
Total cash and cash equivalents	44,454	37,149
Available-for-sale securities, at fair value	191,506	190,598
Held-to-maturity securities, at amortized cost (fair value of $184,007 and $162,805, respectively)	195,930	160,923
Marketable equity securities, at fair value	1,203	677
Federal Home Loan Bank stock, at cost	3,715	4,189
Loans	885,931	831,946
Loans held-for-sale	275	513
Less: Allowance for loan losses	13,632	12,935
Loans receivable, net	872,574	819,524
Premises and equipment, net	21,981	21,659
Operating lease right-of-use assets	2,033	2,136
Accrued interest receivable	5,172	4,520
Foreclosed real estate	221	-
Intangible assets, net	104	117
Goodwill	4,536	4,536
Bank owned life insurance	23,864	23,423
Other assets	29,653	15,726
Total assets	$1,396,946	$1,285,177

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$993,406	$863,448
Noninterest-bearing	187,177	191,858
Total deposits	1,180,583	1,055,346
Short-term borrowings	11,500	12,500
Long-term borrowings	54,121	64,598
Subordinated debt	29,689	29,563
Accrued interest payable	494	106
Operating lease liabilities	2,348	2,440
Other liabilities	10,416	9,991
Total liabilities	1,289,151	1,174,544
Shareholders' equity:
Voting common stock, par value $0.01; 25,000,000 authorized shares; 4,620,489 and 4,603,184 shares issued and outstanding, respectively	46	46
Non-Voting common stock, par value $0.01; 1,505,283 authorized shares; 1,380,283 and 1,380,283 shares issued and outstanding, respectively	14	14
Additional paid in capital	51,603	51,044
Retained earnings	68,563	60,946
Accumulated other comprehensive loss	(12,565)	(1,268)
Unearned ESOP	(360)	(495)
Total Pathfinder Bancorp, Inc. shareholders' equity	107,301	110,287
Noncontrolling interest	494	346
Total equity	107,795	110,633
Total liabilities and shareholders' equity	$1,396,946	$1,285,177

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended		For the nine months ended
(In thousands, except per share data)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest and dividend income:
Loans, including fees	$9,895	$9,465	$27,561	$28,096
Debt securities:
Taxable	3,052	2,049	7,695	6,177
Tax-exempt	351	28	612	99
Dividends	56	87	155	261
Federal funds sold and interest earning deposits	29	3	48	7
Total interest and dividend income	13,383	11,632	36,071	34,640
Interest expense:
Interest on deposits	1,907	1,154	4,006	3,825
Interest on short-term borrowings	123	2	152	8
Interest on long-term borrowings	131	274	405	865
Interest on subordinated debt	442	411	1,284	1,376
Total interest expense	2,603	1,841	5,847	6,074
Net interest income	10,780	9,791	30,224	28,566
Provision for loan losses	710	104	871	2,061
Net interest income after provision for loan losses	10,070	9,687	29,353	26,505
Noninterest income:
Service charges on deposit accounts	334	393	876	1,082
Earnings and gain on bank owned life insurance	156	164	441	418
Loan servicing fees	74	54	260	155
Net (losses) gains on sales and redemptions of investment securities	(198)	5	(168)	56
Gains on marketable equity securities	-	89	39	372
Net gains on sales of loans and foreclosed real estate	47	67	122	226
Net gains on sale of premises and equipment	-	-	-	201
Debit card interchange fees	180	236	639	698
Insurance agency revenue	258	303	849	817
Other charges, commissions & fees	310	235	1,002	800
Total noninterest income	1,161	1,546	4,060	4,825
Noninterest expense:
Salaries and employee benefits	4,196	3,624	12,030	10,466
Building and occupancy	835	724	2,491	2,387
Data processing	485	686	1,552	2,016
Professional and other services	267	385	1,112	1,253
Advertising	199	191	621	696
FDIC assessments	162	222	606	652
Audits and exams	141	193	424	572
Insurance agency expense	229	227	687	627
Community service activities	58	59	193	181
Foreclosed real estate expenses	17	8	57	30
Other expenses	678	504	1,892	1,424
Total noninterest expense	7,267	6,823	21,665	20,304
Income before income taxes	3,964	4,410	11,748	11,026
Provision for income taxes	772	1,005	2,273	2,405
Net income attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	3,192	3,405	9,475	8,621
Net income attributable to noncontrolling interest	12	40	73	93
Net income attributable to Pathfinder Bancorp Inc.	$3,180	$3,365	$9,402	$8,528

Voting Earnings per common share - basic and diluted	$0.52	$0.56	$1.55	$1.43
Series A Non-Voting Earnings per common share- basic and diluted	$0.52	$0.56	$1.55	$1.43
Dividends per common share (Voting and Series A Non-Voting)	$0.09	$0.07	$0.27	$0.21

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the three months ended		For the nine months ended
(In thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net Income	$3,192	$3,405	$9,475	$8,621

Other Comprehensive Income (Loss)
Retirement Plans:
Retirement plan net losses recognized in plan expenses	1	26	2	79
Plan gains (losses) not recognized in plan expenses	-	-	-	-
Net unrealized gain (loss) on retirement plans	1	26	2	79

Unrealized holding (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains arising during the period	(4,588)	(486)	(16,542)	477
Reclassification adjustment for net gains on called HTM			-	-

Reclassification adjustment for net losses (gains) included in net income	186	(18)	160	(18)
Net unrealized (losses) gains on available-for-sale securities	(4,402)	(504)	(16,382)	459

Derivatives and hedging activities:
Unrealized holding gains arising during the period	116	263	1,087	590
Net unrealized gains on derivatives and hedging activities	116	263	1,087	590

Accretion of net unrealized loss on securities transferred to held-to-maturity	-	4	-	17

Other comprehensive (loss) income, before tax	(4,285)	(211)	(15,293)	1,145
Tax effect	1,119	55	3,996	(300)
Other comprehensive (loss) income, net of tax	(3,166)	(156)	(11,297)	845
Comprehensive income (loss)	$26	$3,249	$(1,822)	$9,466
Comprehensive income, attributable to noncontrolling interest	$12	$40	$73	$93
Comprehensive income (loss) attributable to Pathfinder Bancorp, Inc.	$14	$3,209	$(1,895)	$9,373

Tax Effect Allocated to Each Component of Other Comprehensive Income (Loss)
Retirement plan net losses recognized in plan expenses	$-	$(7)	$(1)	$(22)
Unrealized holding gains (losses) on available-for-sale securities arising during the period	1,199	127	4,324	(124)
Reclassification adjustment for net (gains) losses included in net income	(50)	5	(43)	5
Unrealized gains on derivatives and hedging arising during the period	(30)	(69)	(284)	(154)

Accretion of net unrealized loss on securities transferred to held-to-maturity	-	(1)	-	(5)
Income tax effect related to other comprehensive income (loss)	$1,119	$55	$3,996	$(300)

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
Three months ended September 30, 2022 and September 30, 2021
(Unaudited)

(In thousands, except share and per share data)	Preferred Stock	Common Stock	Non-Voting Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP	Non-controlling Interest	Total
Balance, June 30, 2022	$-	$46	$14	$51,388	$66,077	$(9,399)	$(405)	$407	$108,128
Net income	-	-	-	-	3,180	-	-	12	3,192
Other comprehensive income, net of tax	-	-	-	-	-	(3,166)	-	-	(3,166)
ESOP shares earned (6,111 shares)	-	-	-	77	-	-	45	-	122
Stock based compensation	-	-	-	45	-	-	-	-	45
Stock options exercised	-	-	-	17	-	-	-	-	17
Common stock dividends declared ($0.09 per share)	-	-	-	-	(411)	-	-	-	(411)
Non-Voting common stock dividends declared ($0.09 per share)	-	-	-	-	(125)	-	-	-	(125)
Warrant dividends declared ($0.09 per share)	-	-	-	-	(11)	-	-	-	(11)
Cumulative effect of affiliate capital allocation	-	-	-	76	(147)	-	-	71	-
Distributions from affiliates	-	-	-	-	-	-	-	4	4
Balance, September 30, 2022	$-	$46	$14	$51,603	$68,563	$(12,565)	$(360)	$494	$107,795

Balance, June 30, 2021	$-	$45	$14	$50,451	$54,545	$(1,235)	$(585)	$297	$103,532
Net income	-	-	-	-	3,365	-	-	40	3,405
Conversion of Preferred stock to Non-Voting common stock	-	-	-	-	-	-	-	-	-
Other comprehensive income, net of tax	-	-	-	-	-	(156)	-	-	(156)
ESOP shares earned (6,111 shares)	-	-	-	54	-	-	45	-	99
Stock based compensation	-	-	-	46	-	-	-	-	46
Stock options exercised	-	1	-	142	-	-	-	-	143
Common stock dividends declared ($0.07 per share)	-	-	-	-	(315)	-	-	-	(315)
Non-Voting common stock dividends declared ($0.07 per share)	-	-	-	-	(96)	-	-	-	(96)
Warrant dividends declared ($0.07 per share)	-	-	-	-	(9)	-	-	-	(9)
Cumulative effect of affiliate capital allocation	-	-	-	-	-	-	-	-	-
Distributions from affiliates	-	-	-	-	-	-	-	-	-
Balance, September 30, 2021	$-	$46	$14	$50,693	$57,490	$(1,391)	$(540)	$337	$106,649

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
Nine months ended September 30, 2022 and September 30, 2021
(Unaudited)

(In thousands, except share and per share data)	Preferred Stock	Common Stock	Non-Voting Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP	Non-controlling Interest	Total
Balance, January 1, 2022	$-	$46	$14	$51,044	$60,946	$(1,268)	$(495)	$346	$110,633
Net income	-	-	-	-	9,402	-	-	73	9,475
Other comprehensive income, net of tax	-	-	-	-	-	(11,297)	-	-	(11,297)
ESOP shares earned (18,332 shares)	-	-	-	217	-	-	135	-	352
Stock based compensation	-	-	-	135	-	-	-	-	135
Stock options exercised	-	-	-	131	-	-	-	-	131
Common stock dividends declared ($0.27 per share)	-	-	-	-	(1,231)	-	-	-	(1,231)
Non-Voting common stock dividends declared ($0.27 per share)	-	-	-	-	(373)	-	-	-	(373)
Warrant dividends declared ($0.27 per share)	-	-	-	-	(34)	-	-	-	(34)
Cumulative effect of affiliate capital allocation	-	-	-	76	(147)	-	-	71	-
Distributions from affiliates	-	-	-	-	-	-	-	4	4
Balance, September 30, 2022	$-	$46	$14	$51,603	$68,563	$(12,565)	$(360)	$494	$107,795

Balance, January 1, 2021	$14	$45	$-	$50,024	$50,284	$(2,236)	$(675)	$266	$97,722
Net income	-	-	-	-	8,528	-	-	93	8,621
ESOP shares earned (18,332 shares)	-	-	-	138	-	-	135	-	273
Common stock dividends declared ($0.21 per share)	-	-	-	-	(941)	-	-	-	(941)
Non-Voting common stock dividends declared ($0.14 per share)	-	-	-	-	(193)	-	-	-	(193)
Preferred stock dividends declared ($0.07 per share)	-	-	-	-	(97)	-	-	-	(97)
Warrant dividends declared ($0.21 per share)	-	-	-	-	(26)	-	-	-	(26)
Cumulative effect of affiliate capital allocation	-	-	-	33	(65)	-	-	32	-
Distributions from affiliates	-	-	-	-	-	-	-	(54)	(54)
Balance, September 30, 2021	$-	$46	$14	$50,693	$57,490	$(1,391)	$(540)	$337	$106,649

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
(In thousands)	2022	2021
OPERATING ACTIVITIES
Net income attributable to Pathfinder Bancorp, Inc.	$9,402	$8,528
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	871	2,061
Amortization of operating leases	11	14
Proceeds from sales of loans	6,789	7,076
Originations of loans held-for-sale	(6,429)	(5,618)
Realized (gains) losses on sales, redemptions and calls of:
Loans	(122)	(226)
Available-for-sale investment securities	160	(18)
Held-to-maturity investment securities	8	(38)
Premises and equipment	-	(201)
Marketable equity securities	(39)	(372)
Depreciation	1,108	1,361
Amortization of mortgage servicing rights	(1)	(7)
Amortization of deferred loan costs	389	1,499
Amortization of deferred financing from subordinated debt	126	122
Earnings on bank owned life insurance	(441)	(418)
Net amortization of premiums and discounts on investment securities	1,475	1,837
Amortization of intangible assets	13	12
Stock based compensation and ESOP expense	487	467
Net change in accrued interest receivable	(652)	(50)
Payment of executive deferred compensation and SERP contracts, expensed in prior periods	-	(571)
Net change in other assets and liabilities	(1,003)	248
Net cash flows from operating activities	12,152	15,707
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(51,411)	(133,834)
Purchase of investment securities held-to-maturity	(60,253)	(28,059)
Purchase of Federal Home Loan Bank stock	(9,769)	(3,923)
Proceeds from redemption of Federal Home Loan Bank stock	10,243	4,576
Purchase of marketable securities	(1,215)	-
Proceeds from maturities and principal reductions of investment securities available-for-sale	16,449	46,491
Proceeds from maturities and principal reductions of investment securities held-to-maturity	23,322	36,091
Proceeds from sales, redemptions and calls of:
Available-for-sale investment securities	8,358	38,243
Held-to-maturity investment securities	2,196	1,215
Marketable equity securities	714	1,555
Purchase of bank owned life insurance	-	(5,000)
Net change in loans	(54,562)	35,075
Purchase of premises and equipment	(1,430)	(1,070)
Proceeds from sale of premises and equipment	-	231
Net cash outflows from investing activities	(117,358)	(8,409)
FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts, money management deposit accounts, MMDA accounts and escrow deposits	848	102,484
Net change in time deposits	(20,707)	(11,275)
Net change in brokered deposits	145,096	(40,900)
Net change in short-term borrowings	(1,000)	(4,020)
Payments on long-term borrowings	(12,227)	(18,071)
Proceeds from long-term borrowings	1,750	7,095

Payments on sub-debt borrowings	-	(10,000)
Proceeds from exercise of stock options	131	305
Cash dividends paid to common voting shareholders	(1,152)	(1,005)
Cash dividends paid to common non-voting shareholders	(345)	-
Cash dividends paid to preferred shareholders	-	(180)
Cash dividends paid on warrants	(31)	(25)
Change in noncontrolling interest, net	148	71
Net cash flows from financing activities	112,511	24,479
Change in cash and cash equivalents	7,305	31,777
Cash and cash equivalents at beginning of period	37,149	43,464
Cash and cash equivalents at end of period	$44,454	$75,241
CASH PAID DURING THE PERIOD FOR:
Interest	$1,452	$6,122
Income taxes	2,518	1,355
NON-CASH INVESTING ACTIVITY
Real estate acquired in exchange for loans	252	-
RESTRICTED CASH
Collateral deposits for hedge position included in cash and due from banks	1,600	1,600

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc., (the “Company”), Pathfinder Bank (the “Bank”) and its other wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Certain amounts in the 2021 consolidated financial statements may have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income or comprehensive income as previously reported. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022 or any other interim period.

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

Standards Not Yet Adopted as of September 30, 2022
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

January 1, 2023 (early adoption permitted as of January 1, 2019)

The Company is assessing new guidance to determine what modifications to existing credit estimation processes may be required. The new guidance is complex and management is evaluating preliminary output from models that have been developed during this evaluative phase. In addition, future levels of allowances will also reflect new requirements to include estimated credit losses on investment securities classified as held-to-maturity, if any. The Company has formed an Implementation Committee, whose membership includes representatives of senior management, and has developed plans that encompass: (1) internal methodology changes (2) data collection and management activities, (3) internal communication requirements, and (4) estimation of the projected impact of this guidance. It has been generally assumed that the conversion from the incurred loss model, required under current GAAP, to the current expected credit loss (CECL) methodology (as required upon implementation of this Update) will, more likely than not, result in increases to the allowances for credit losses at many financial institutions. However, the amount of any change in the allowance for credit losses resulting from the new guidance will ultimately be impacted by the provisions of this guidance as well as by the loan and debt security portfolios composition and asset quality at the adoption date, and economic conditions and forecasts at the time of adoption. The amendments in this Update will be applied on a modified retrospective basis by means of a cumulative-effect adjustment to the opening retained earnings balance in the statement of financial position as of the date of adoption.

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

The Company is assessing the new guidance to determine what modifications to existing credit estimation processes may be required. The new guidance is complex and management is still evaluating the preliminary output from models that have been developed during this evaluative phase. In addition, future levels of allowances will also reflect new requirements to include estimated credit losses on investment securities classified as held-to-maturity, if any. The Company has formed an Implementation Committee, whose membership includes representatives of senior management, to develop plans that will encompass: (1) internal methodology changes (2) data collection and management activities, (3) internal communication requirements, and (4) estimation of the projected impact of this guidance. It has been generally assumed that the conversion from the incurred loss model, required under current GAAP, to the CECL methodology will, more likely than not, result in increases to the allowances for credit losses at many financial institutions. However, the amount of any change in the allowance for credit losses resulting from the new guidance will ultimately be impacted by the provisions of this guidance as well as by the loan and debt security portfolios composition and asset quality at the adoption date, and economic conditions and forecasts at the time of adoption. The amendments in this Update will be applied on a modified retrospective basis by means of a cumulative-effect adjustment to the opening retained earnings balance in the statement of financial position as of the date that an entity adopted the amendments in Update 2016-13.

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

For public business entities, such as the Company, fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted.

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

For entities that have adopted the amendments in ASU 2016-13, the amendments in ASU 2022-02 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted the amendments in ASU 2016-13, such as the Company, the effective dates for the amendments in ASU 2022-02 are the same as the effective dates in ASU 2016-13. The amendments in ASU 2022-02 will be applied prospectively, except as provided in the next sentence. For the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption.

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

Anti-dilutive shares are common stock equivalents with average exercise prices in excess of the weighted average market price for the period presented. Anti-dilutive stock options, not included in the computation below, were -0- for the three and nine months ended September 30, 2022, and September 30, 2021, respectively.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Net income attributable to Pathfinder Bancorp, Inc.	$3,180	$3,365	$9,402	$8,528
Convertible preferred stock dividends	-	-	-	180
Series A Non-Voting Common Stock dividends	125	96	373	110
Warrant dividends	11	9	34	26
Amount attributable to Series A Non-Voting Common Stock and participating warrants	653	739	1,930	1,833
Net income available to common shareholders-Voting	$2,391	$2,521	$7,065	$6,379

Net income attributable to Pathfinder Bancorp, Inc.	$3,180	$3,365	$9,402	$8,528
Convertible preferred stock dividends	-	-	-	180
Voting Common Stock dividends	411	315	1,231	941
Warrant dividends	11	9	34	26
Amount attributable to Voting Common Stock and participating warrants	2,034	2,266	5,994	6,624
Net income available to common shareholders-Series A Non-Voting	$724	$775	$2,143	$757

Basic and diluted weighted average common shares outstanding-Voting	4,564	4,488	4,550	4,465
Basic and diluted weighted average common shares outstanding-Series A Non-Voting	1,380	1,380	1,380	531

Basic and diluted earnings per common share-Voting	$0.52	$0.56	$1.55	$1.43
Basic and diluted earnings per common share-Series A Non-Voting	$0.52	$0.56	$1.55	$1.43

Note 4: Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	September 30, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$32,979	$44	$(3,543)	$29,480
State and political subdivisions	47,695	56	(5,026)	42,725
Corporate	11,814	723	(524)	12,013
Asset backed securities	16,651	-	(575)	16,076
Residential mortgage-backed - US agency	18,383	-	(1,611)	16,772
Collateralized mortgage obligations - US agency	13,354	-	(1,331)	12,023
Collateralized mortgage obligations - Private label	66,227	-	(4,016)	62,211
Total	207,103	823	(16,626)	191,300
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$207,309	$823	$(16,626)	$191,506

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$3,862	$-	$(275)	$3,587
State and political subdivisions	15,225	-	(2,418)	12,807
Corporate	45,095	-	(2,186)	42,909
Asset backed securities	19,585	51	(1,123)	18,513
Residential mortgage-backed - US agency	7,622	4	(721)	6,905
Collateralized mortgage obligations - US agency	15,335	-	(1,191)	14,144
Collateralized mortgage obligations - Private label	89,206	-	(4,064)	85,142
Total held-to-maturity	$195,930	$55	$(11,978)	$184,007

	December 31, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$32,669	$17	$(413)	$32,273
State and political subdivisions	37,860	1,383	(44)	39,199
Corporate	13,603	562	(38)	14,127
Asset backed securities	13,693	9	(89)	13,613
Residential mortgage-backed - US agency	22,482	148	(466)	22,164
Collateralized mortgage obligations - US agency	12,658	30	(403)	12,285
Collateralized mortgage obligations - Private label	56,848	285	(402)	56,731
Total	189,813	2,434	(1,855)	190,392
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$190,019	$2,434	$(1,855)	$190,598

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$-	$-	$-
State and political subdivisions	14,790	416	(140)	15,066
Corporate	46,290	1,252	(102)	47,440
Asset backed securities	14,636	67	(188)	14,515
Residential mortgage-backed - US agency	9,740	277	(18)	9,999
Collateralized mortgage obligations - US agency	11,362	367	(9)	11,720
Collateralized mortgage obligations - Private label	64,105	222	(262)	64,065
Total held-to-maturity	$160,923	$2,601	$(719)	$162,805

The amortized cost and estimated fair value of debt investments at September 30, 2022 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$4,569	$5,286	$-	$-
Due after one year through five years	5,269	5,016	14,364	13,899
Due after five years through ten years	34,937	31,136	44,973	42,233
Due after ten years	64,364	58,856	24,430	21,684
Sub-total	109,139	100,294	83,767	77,816
Residential mortgage-backed - US agency	18,383	16,772	7,622	6,905
Collateralized mortgage obligations - US agency	13,354	12,023	15,335	14,144
Collateralized mortgage obligations - Private label	66,227	62,211	89,206	85,142
Totals	$207,103	$191,300	$195,930	$184,007

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	September 30, 2022
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	-	$-	$-	3	$(3,543)	$26,001	3	$(3,543)	$26,001
State and political subdivisions	28	(4,148)	34,549	5	(878)	5,898	33	(5,026)	40,447
Corporate	7	(274)	5,719	2	(250)	1,454	9	(524)	7,173
Asset backed securities	8	(284)	11,492	2	(291)	4,584	10	(575)	16,076
Residential mortgage-backed - US agency	13	(753)	6,320	3	(858)	10,450	16	(1,611)	16,770
Collateralized mortgage obligations - US agency	7	(315)	4,899	5	(1,016)	7,124	12	(1,331)	12,023
Collateralized mortgage obligations - Private label	23	(2,309)	32,923	11	(1,707)	22,731	34	(4,016)	55,654
Totals	86	$(8,083)	$95,902	31	$(8,543)	$78,242	117	$(16,626)	$174,144
Held-to-Maturity Portfolio
US Treasury, agencies and GSE's	2	$(275)	$3,587	-	$-	$-	2	$(275)	$3,587
State and political subdivisions	11	(1,115)	8,667	4	(1,303)	4,139	15	(2,418)	12,806
Corporate	33	(1,739)	32,356	7	(447)	4,803	40	(2,186)	37,159
Asset backed securities	6	(486)	10,202	2	(637)	2,458	8	(1,123)	12,660
Residential mortgage-backed - US agency	10	(721)	5,950	-	-	-	10	(721)	5,950
Collateralized mortgage obligations - US agency	10	(1,171)	13,219	1	(20)	925	11	(1,191)	14,144
Collateralized mortgage obligations - Private label	40	(3,654)	62,865	2	(410)	3,129	42	(4,064)	65,994
Totals	112	$(9,161)	$136,846	16	$(2,817)	$15,454	128	$(11,978)	$152,300

	December 31, 2021
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	3	$(413)	$31,195	-	$-	$-	3	$(413)	$31,195
State and political subdivisions	3	(44)	4,847	-	-	-	3	(44)	4,847
Corporate	2	(5)	1,162	1	(33)	722	3	(38)	1,884
Asset backed securities	5	(89)	11,206	-	-	-	5	(89)	11,206
Residential mortgage-backed - US agency	3	(466)	13,090	-	-	-	3	(466)	13,090
Collateralized mortgage obligations - US agency	3	(126)	6,504	2	(277)	2,204	5	(403)	8,708
Collateralized mortgage obligations - Private label	18	(388)	38,816	2	(14)	1,539	20	(402)	40,355
Totals	37	$(1,531)	$106,820	5	$(324)	$4,465	42	$(1,855)	$111,285
Held-to-Maturity Portfolio
State and political subdivisions	4	$(28)	$2,013	2	$(112)	$3,988	6	$(140)	$6,001
Corporate	9	(102)	7,636	-	-	-	9	(102)	7,636
Asset backed securities	2	(130)	2,974	2	(58)	1,610	4	(188)	4,584
Residential mortgage-backed - US agency	1	(18)	1,941	-	-	-	1	(18)	1,941
Collateralized mortgage obligations - US agency	-	-	-	1	(9)	1,109	1	(9)	1,109
Collateralized mortgage obligations - Private label	6	(163)	13,070	3	(99)	3,820	9	(262)	16,890
Totals	22	$(441)	$27,634	8	$(278)	$10,527	30	$(719)	$38,161

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

The available-for-sale investment securities portfolio, with an aggregate amortized historical cost of $189.8 million, had an aggregate fair value that exceeded its aggregate amortized historical cost by $579,000, or 0.31%, at December 31, 2021. The available-for-sale investment securities portfolio, with an aggregate amortized historical cost of $214.4 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $11.4 million, or 5.32%, at September 30, 2022. The resultant $12.0 million total decline in the fair value of the available-for-sale investment portfolio's aggregate fair value relative to its aggregate amortized historical cost, in the nine months ended September 30, 2022, was primarily due to the significant increase in general interest rates that occurred in that period and did not represent any other-than-temporary impairment within the portfolio at September 30, 2022.

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

Management does not believe any unrealized losses in individual investment securities within the portfolio as of September 30, 2022 represent OTTI. There were a total of 31securities classified as available-for-sale (aggregate amortized historical cost of $86.8 million, unrealized aggregate loss of $8.5 million, or -9.84%) and 16 securities classified as held-to-maturity (aggregate amortized historical cost of $18.3 million, with an unrealized aggregate loss of $2.8 million, or -15.42%) that were in an unrealized loss position for 12 months or longer at September 30, 2022. In total, therefore, at September 30, 2022 there were 47 securities with an aggregate book value of $105.1 million and an aggregate fair value of $93.7 million, representing a loss of $11.4 million, or -10.81%, that were in an unrealized loss position for 12 months or more on that date.

Each security which has been in an unrealized loss position for 12 months or more has been analyzed and is not considered to be impaired. These securities have unrealized losses primarily due to fluctuations in market interest rates or changes in expected prepayments. In substantially all cases, price improvement in future periods will be realized as the securities approach maturity. Of the total of 47 securities in an unrealized loss position for 12 months or more at September 30, 2022, 12 securities, with aggregate amortized cost balances of $49.9 million and representing 47.5% of the aggregate amortized cost of all securities in an unrealized loss position for 12 months or more, are issued by the United States government or GSEs. These positions are deemed to have no credit impairment, thus, the disclosed unrealized losses relate primarily to changes in prevailing interest rates.

Of the total of 47 securities in an unrealized loss position for 12 months or more at September 30, 2022, 16 securities, with aggregate amortized cost balances of $27.5 million and representing 26.2% of the aggregate amortized cost of all securities in an unrealized loss position for 12 months or more, are currently rated by one of more NRSRO at or above the minimum investment grade. These positions are deemed to have no credit impairment, thus, the disclosed unrealized losses relate primarily to changes in prevailing interest rates.

In addition to the 28 securities discussed above, representing 73.7% of all securities in a loss position greater than 12 months, the Company held 19 non-government-issued/backed securities that were in an unrealized loss position for 12 or more months at September 30, 2022 and are unrated by any NRSRO. All of these securities were unrated at issuance. These securities are primarily privately-issued asset-backed or mortgage-backed securities (including issuances backed by commercial real estate mortgages). Most of these securities have significant credit enhancements in place in the form of cash reserves or other overcollateralization and of these, the vast majority are the most senior tranche with respect to credit priority in the overall issuance structure for that particular security. Given the characteristics of the underlying loans supporting each of these securities and the credit enhancements in place, it is unlikely that any of the Company’s unrated securities, now in a loss position for 12 or more months, will experience any loss of principal in currently foreseeable economic environments prior to the security’s respective maturity dates.

The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

All other securities with fair market values less than their amortized historical costs for twelve or more months are issued by United States agencies or United States government sponsored enterprises and consist of mortgage-backed securities, collateralized mortgage obligations and direct agency financings. These positions in U.S. government agency and U.S. government-sponsored enterprises are deemed to have no credit impairment, thus, the disclosed unrealized losses relate directly to changes in interest rates subsequent to the acquisition of the individual securities. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

Gross realized gains (losses) on sales and redemptions of securities for the indicated periods are detailed below:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2022	2021	2022	2021
Realized gains on investments	$-	$55	$37	$113
Realized losses on investments	(198)	(50)	(205)	(57)
	$(198)	$5	$(168)	$56

As of September 30, 2022 and December 31, 2021, securities with a fair value of $94.7 million and $103.2 million, respectively, were pledged to collateralize certain municipal deposit relationships. As of the same dates, securities with a fair value of $8.7 million and $9.4 million, respectively, were pledged against certain borrowing arrangements.

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

The composition of net periodic pension plan and postretirement plan costs for the indicated periods is as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	For the three months ended September 30,				For the nine months ended September 30,
(In thousands)	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$-	$-	$-	$-	$-	$-	$-	$-
Interest cost	116	110	3	4	348	331	9	9
Expected return on plan assets	(267)	(286)	-	-	(801)	(859)	-	-
Amortization of prior service credits	-	-	(1)	(1)	-	-	(4)	(3)
Amortization of net losses	-	26	2	2	-	76	5	6
Net periodic benefit plan (benefit) cost	$(151)	$(150)	$4	$5	$(453)	$(452)	$10	$12

The Company will evaluate the need for further contributions to the defined benefit pension plan during 2022. The prepaid pension asset is recorded in other assets on the consolidated statements of condition as of September 30, 2022 and December 31, 2021.

Note 6: Loans

Major classifications of loans at the indicated dates are as follows:

	September 30,	December 31,
(In thousands)	2022	2021
Residential mortgage loans:
1-4 family first-lien residential mortgages	$245,428	$240,434
Construction	14,623	6,329
Loans held-for-sale	275	513
Total residential mortgage loans	260,326	247,276

Commercial loans:
Real estate	337,392	288,450
Lines of credit	80,717	61,884
Other commercial and industrial	74,641	69,135
Paycheck Protection Program loans	693	19,338
Tax exempt loans	4,344	5,811
Total commercial loans	497,787	444,618

Consumer loans:
Home equity and junior liens	33,746	31,737
Other consumer	95,331	110,108
Total consumer loans	129,077	141,845

Total loans	887,190	833,739
Net deferred loan fees	(984)	(1,280)
Less allowance for loan losses	13,632	12,935
Loans receivable, net	$872,574	$819,524

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

From time to time, the Bank acquires diversified pools of loans, originated by unrelated third parties, as part of the Company’s overall balance sheet management strategies. These acquisitions took place with nine separate transactions that occurred between 2017 and 2019 with an additional six transactions occurring in 2021. The following tables detail the purchased loan pool positions held by the Bank at September 30, 2022 and December 31, 2021 (the month/year of the earliest acquisition date is depicted in parentheses):

(In thousands, except number of loans)	September 30, 2022
	Original Balance	Current Balance	Unamortized Premium/ (Discount)	Number of Loans	Maturity Range	Cumulative net charge-offs
Automobile loans (1/2017)	$50,400	$5,100	$161	605	0-5 years	$238
Commercial and industrial loans (6/2019)	6,800	2,300	-	23	3-7 years	-
Home equity lines of credit (8/2019)	21,900	6,500	202	150	1-27 years	-
Unsecured consumer loan pool 2 (11/2019)	26,600	2,100	14	940	0-3 years	-
Residential real estate loans (12/2019)	4,300	3,900	244	49	16-23 years	-
Unsecured consumer loan pool 1 (12/2019)	5,400	1,800	-	53	1-4 years	-
Unsecured consumer installment loans pool 3 (12/2019)	10,300	1,100	45	503	0-10 years	14
Secured consumer installment loans pool 4 (12/2020)	14,500	11,500	(1,553)	527	23-24 years	-
Unsecured consumer loans pool 5 (1/2021)	24,400	17,500	(507)	690	8-24 years	-
Commercial Line of Credit 1 (3/2021)	11,600	9,800	17	1	0-1 year	-
Secured consumer installment loans (11/2021)	21,300	20,000	(3,319)	856	18-25 years	-
Commercial Line of Credit 2 (11/2021)	10,500	15,000	26	1	0-1 year	-
Unsecured consumer loans pool 6 (11/2021)	22,200	20,700	(2,521)	549	8-24 years	-
Total	$230,200	$117,300	$(7,191)	4,947		$252

(In thousands, except number of loans)	December 31, 2021
	Original Balance	Current Balance	Unamortized Premium/ (Discount)	Number of Loans	Maturity Range	Cumulative net charge-offs
Automobile loans (1/2017)	$50,400	$8,800	$301	855	0-5 years	$239
Commercial and industrial loans (6/2019)	6,800	3,900	-	33	4-8 years	-
Home equity lines of credit (8/2019)	21,900	8,400	243	187	2-28 years	-
Unsecured consumer loan pool 2 (11/2019)	26,600	6,300	30	1,438	1-3 years	-
Residential real estate loans (12/2019)	4,300	4,100	257	51	17-23 years	-
Unsecured consumer loan pool 1 (12/2019)	5,400	2,600	-	66	3-5 years	-
Unsecured consumer installment loans pool 3 (12/2019)	10,300	2,200	74	1,356	0-6 years	30
Secured consumer installment loans pool 4 (12/2020)	14,500	12,600	(1,776)	563	23-24 years	-
Unsecured consumer loans pool 5 (1/2021)	24,400	19,700	(583)	756	8-24 years	-
Commercial Line of Credit 1 (3/2021)	11,600	7,100	26	1	0-1 year	-
Secured consumer installment loans (11/2021)	21,300	21,400	(3,642)	900	19-25 years	-
Commercial Line of Credit 2 (11/2021)	10,500	9,300	35	1	0-1 year	-
Unsecured consumer loans pool 6 (11/2021)	22,200	22,100	(2,785)	564	9-24 years	-
Total	$230,200	$128,500	$(7,820)	6,771		$269

As of September 30, 2022 and December 31, 2021, residential mortgage loans with a carrying value of $117.9 million and $123.2 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

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
Other consumer

The following tables present the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	As of September 30, 2022
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$243,871	$502	$431	$624	$245,428
Construction	14,623	-	-	-	14,623
Loans held-for-sale	275	-	-	-	275
Total residential mortgage loans	258,769	502	431	624	260,326
Commercial loans:
Real estate	316,994	8,825	11,209	364	337,392
Lines of credit	72,670	1,867	6,141	39	80,717
Other commercial and industrial	62,993	6,744	4,904	-	74,641
Paycheck Protection Program loans	693	-	-	-	693
Tax exempt loans	4,344	-	-	-	4,344
Total commercial loans	457,694	17,436	22,254	403	497,787
Consumer loans:
Home equity and junior liens	32,843	83	598	222	33,746
Other consumer	95,248	17	66	-	95,331
Total consumer loans	128,091	100	664	222	129,077
Total loans	$844,554	$18,038	$23,349	$1,249	$887,190

	As of December 31, 2021
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$238,823	$269	$811	$531	$240,434
Construction	6,329	-	-	-	6,329
Loans held-for-sale	513	-	-	-	513
Total residential mortgage loans	245,665	269	811	531	247,276
Commercial loans:
Real estate	267,388	9,879	10,604	579	288,450
Lines of credit	54,408	4,036	3,387	53	61,884
Other commercial and industrial	56,719	3,907	8,321	188	69,135
Paycheck Protection Program loans	19,338	-	-	-	19,338
Tax exempt loans	5,811	-	-	-	5,811
Total commercial loans	403,664	17,822	22,312	820	444,618
Consumer loans:
Home equity and junior liens	30,740	133	606	258	31,737
Other consumer	109,979	44	77	8	110,108
Total consumer loans	140,719	177	683	266	141,845
Total loans	$790,048	$18,268	$23,806	$1,617	$833,739

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

An age analysis of past due loans, not including net deferred loan costs, segregated by portfolio segment and class of loans, as of September 30, 2022 and December 31, 2021, are detailed in the following tables:

	As of September 30, 2022

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,678	$333	$666	$2,677	$242,751	$245,428
Construction	-	-	-	-	14,623	14,623
Loans held-for-sale	-	-	-	-	275	275
Total residential mortgage loans	1,678	333	666	2,677	257,649	260,326
Commercial loans:
Real estate	1,175	3,474	4,476	9,125	328,267	337,392
Lines of credit	1,020	34	1,472	2,526	78,191	80,717
Other commercial and industrial	1,142	1,256	2,045	4,443	70,198	74,641
Paycheck Protection Program loans	-	-	-	-	693	693
Tax exempt loans	-	-	-	-	4,344	4,344
Total commercial loans	3,337	4,764	7,993	16,094	481,693	497,787
Consumer loans:
Home equity and junior liens	125	-	355	480	33,266	33,746
Other consumer	748	210	1,221	2,179	93,152	95,331
Total consumer loans	873	210	1,576	2,659	126,418	129,077
Total loans	$5,888	$5,307	$10,235	$21,430	$865,760	$887,190

	As of December 31, 2021

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$960	$416	$891	$2,268	$238,166	$240,434
Construction	-	-	-	-	6,329	6,329
Loans held-for-sale	-	-	-	-	513	513
Total residential mortgage loans	960	416	891	2,268	245,008	247,276
Commercial loans:
Real estate	1,735	1,029	4,379	7,143	281,307	288,450
Lines of credit	156	1,180	576	1,913	59,971	61,884
Other commercial and industrial	1,799	1,686	1,056	4,541	64,594	69,135
Paycheck Protection Program loans	-	-	-	-	19,338	19,338
Tax exempt loans	-	-	-	-	5,811	5,811
Total commercial loans	3,691	3,895	6,011	13,597	471,091	444,618
Consumer loans:
Home equity and junior liens	17	49	251	317	31,420	31,737
Other consumer	571	257	852	1,680	108,428	110,108
Total consumer loans	588	306	1,103	1,998	139,847	141,845
Total loans	$5,239	$4,617	$8,006	$17,862	$815,877	$833,739

Nonaccrual loans, segregated by class of loan, were as follows:

	September 30,	December 31,
(In thousands)	2022	2021
Residential mortgage loans:
1-4 family first-lien residential mortgages	$848	$891
	848	891
Commercial loans:
Real estate	4,488	4,407
Lines of credit	1,511	629
Other commercial and industrial	2,202	1,261
	8,201	6,297
Consumer loans:
Home equity and junior liens	355	252
Other consumer	1,221	852
Total consumer loans	1,576	1,104
Total nonaccrual loans	$10,625	$8,292

At September 30, 2022, the Bank's 48 nonperforming loans represented 1.20% of total loans, with an aggregate outstanding balance of $10.6 million, as compared to 53 loans with an aggregate outstanding balance of $11.7 million at June 30, 2022. This decrease of $1.1 million was the result of various commercial and residential loans that met criteria measurements for removal from nonaccrual status. The Bank's management is actively working with each of the nonaccrual loan borrowers and believes that the ultimate resolution of these loans will not have material effect on the results of the Company's operations in future periods.

At December 31, 2021, the Bank's 44 nonperforming loans represented 0.99% of total loans, with an aggregate outstanding balance of $8.3 million, as compared to 48 nonperforming loans with an aggregate outstanding balance of $10.6 million at September 30, 2022. The increase in provision for loan losses in the third quarter of 2022, as compared to the same three month period in 2021, primarily reflected required reserves related to year-over-year loan growth and management's decision to downgrade a specifically-identified commercial real estate and commercial loan combined borrower relationship with an aggregate total related outstanding balance of $7.2 million. This relationship is under active resolution management at September 30, 2022.

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

The Company had no loans that were modified as TDRs during the three months ended September 30, 2022.

The table below details two loans that were modified as TDRs during the nine months ended September 30, 2022.

	For the nine months ended September 30, 2022
(In thousands, except number of loans)	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Additional provision for loan losses
Commercial real estate loans	2	$373	$367	$-

The loans evaluated for impairment for the nine months ended September 30, 2022 have been classified as TDRs due to economic concessions granted, which consisted of a reduction in the stated interest rate, a significant delay in the timing of the payment or an extended maturity date that will result in a significant delay in payment from the original terms.

The Company had no loans that were modified as TDRs for the three months ended September 30, 2021.

The Company had five loans that were modified as TDRs for the nine months ended September 30, 2021.

The Company is required to disclose loans that have been modified as TDRs within the previous 12 months in which there was payment default after the restructuring. The Company defines payment default as any loans 90 days past due on contractual payments.

The Company had no loans that were modified as TDRs during the twelve months prior to September 30, 2022, which had subsequently defaulted during the nine months ended September 30, 2022.

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

Impaired Loans

The following table summarizes impaired loan information by portfolio class at the indicated dates:

	September 30, 2022			December 31, 2021
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$671	$671	$-	$666	$666	$-
Commercial real estate	4,724	4,824	-	4,708	4,801	-
Commercial lines of credit	1,849	1,849	-	100	104	-
Other commercial and industrial	3,527	3,572	-	357	396	-
Home equity and junior liens	88	88	-	93	93	-
With an allowance recorded:
1-4 family first-lien residential mortgages	454	454	92	539	539	90
Commercial real estate	2,567	2,567	339	2,450	2,450	300
Commercial lines of credit	2,184	2,190	2,184	53	53	53
Other commercial and industrial	1,120	1,120	687	1,852	1,852	1,318
Home equity and junior liens	537	537	114	539	539	114
Total:
1-4 family first-lien residential mortgages	1,125	1,125	92	1,205	1,205	90
Commercial real estate	7,291	7,391	339	7,158	7,251	300
Commercial lines of credit	4,033	4,039	2,184	153	157	53
Other commercial and industrial	4,647	4,692	687	2,209	2,248	1,318
Home equity and junior liens	625	625	114	632	632	114
Totals	$17,721	$17,872	$3,416	$11,357	$11,493	$1,875

The following table presents the average recorded investment in impaired loans for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
1-4 family first-lien residential mortgages	$1,133	$1,319	$1,165	$1,498
Commercial real estate	7,124	7,114	7,130	10,133
Commercial lines of credit	2,089	580	1,120	761
Other commercial and industrial	3,302	4,654	2,750	5,750
Home equity and junior liens	627	577	629	487
Other consumer	-	40	-	63
Total	$14,275	$14,284	$12,794	$18,692

The following table presents the cash basis interest income recognized on impaired loans for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
1-4 family first-lien residential mortgages	$12	$15	$41	$47
Commercial real estate	78	97	227	206
Commercial lines of credit	45	4	90	8
Other commercial and industrial	48	65	184	139
Home equity and junior liens	16	5	19	11
Other consumer	-	1	-	-
Total	$199	$187	$561	$411

Note 7: Allowance for Loan Losses

Management extensively reviews recent trends in historical losses, qualitative factors, including concentrations of loans to related borrowers and concentrations of loans by collateral type, and specific reserve needs on loans individually evaluated for impairment in its determination of the adequacy of the allowance for loan losses. We recorded $710,000 in provision for loan losses for the three month period ended September 30, 2022, as compared to $104,000 for the three month period ended September 30, 2021. For the first nine months of 2022, we recorded $871,000 in provision for loan losses as compared to $2.1 million in the same prior year nine month period. The increase in provision for loan losses in the third quarter of 2022, as compared to the same three month period in 2021, primarily reflected required reserves related to year-over-year loan growth and management's decision to downgrade a specifically-identified commercial real estate and commercial loan combined borrower relationship with an aggregate total related outstanding balance of $7.2 million. Certain credit sensitive portfolios continue to be carefully monitored, and the Bank will consistently apply its loan classification and reserve building methodologies to the analysis of these portfolios. Please refer to the asset quality section below for a further discussion of asset quality as it relates to the allowance for loan losses.

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

	For the three months ended September 30, 2022
	1-4 family
	first-lien	Residential			Other	Paycheck
	residential	construction	Commercial	Commercial	commercial	Protection
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial	Program
Allowance for loan losses:
Beginning Balance	$897	$-	$5,522	$1,157	$2,616	$-
Charge-offs	-	-	-	-	(134)	-
Recoveries	-	-	-	-	-	-
Provisions (credits)	(85)	-	234	2,212	(205)	-
Ending balance	$812	$-	$5,756	$3,369	$2,277	$-
Ending balance: related to loans individually evaluated for impairment	$92	$-	$339	$2,184	$687	$-
Ending balance: related to loans collectively evaluated for impairment	$720	$-	$5,417	$1,185	$1,590	$-
Loans receivables:
Ending balance	$245,428	$14,623	$337,392	$80,717	$74,641	$693
Ending balance: individually evaluated for impairment	$1,125	$-	$7,291	$4,033	$4,647	$-
Ending balance: collectively evaluated for impairment	$244,303	$14,623	$330,101	$76,684	$69,994	$693

		Home equity	Other
	Tax exempt	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$4	$750	$1,543	$589	$13,078
Charge-offs	-		(42)	-	(176)
Recoveries	-		20	-	20
Provisions (credits)	(1)	(321)	(578)	(546)	710
Ending balance	$3	$429	$943	$43	$13,632
Ending balance: related to loans individually evaluated for impairment	$-	$114	$-	$-	$3,416
Ending balance: related to loans collectively evaluated for impairment	$3	$315	$943	$43	$10,216	-
Loans receivables:
Ending balance	$4,344	$33,746	$95,331	$275	$887,190
Ending balance: individually evaluated for impairment	$-	$625	$-	$-	$17,721
Ending balance: collectively evaluated for impairment	$4,344	$33,121	$95,331	$275	$869,469

	For the nine months ended September 30, 2022
	1-4 family
	first-lien	Residential			Other	Paycheck
	residential	construction	Commercial	Commercial	commercial	Protection
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial	Program
Allowance for loan losses:
Beginning Balance	$872	$-	$5,308	$935	$2,762	$-
Charge-offs	(29)	-	(23)	(38)	(334)	-
Recoveries	-	-	250	-	46	-
Provisions (credits)	(31)	-	221	2,472	(197)	-
Ending balance	$812	$-	$5,756	$3,369	$2,277	$-

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$3	$774	$1,297	$984	$12,935
Charge-offs	-	-	(122)	-	(546)
Recoveries	-	-	76	-	372
Provisions (credits)	-	(345)	(308)	(941)	871
Ending balance	$3	$429	$943	$43	$13,632

	For the three months ended September 30, 2021
	1-4 family
	first-lien	Residential			Other	Paycheck
	residential	construction	Commercial	Commercial	commercial	Protection
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial	Program
Allowance for loan losses:
Beginning Balance	$875	$-	$6,120	$1,810	$3,448	$-
Charge-offs	-	-	-	(50)	(577)	-
Recoveries	-	-	-	5	-	-
Provisions (credits)	41	-	(893)	(912)	(9)	-
Ending balance	$916	$-	$5,227	$853	$2,862	$-
Ending balance: related to loans individually evaluated for impairment	$72	$-	$234	$56	$1,128	$-
Ending balance: related to loans collectively evaluated for impairment	$844	$-	$4,993	$797	$1,734	$-
Loans receivables:
Ending balance	$234,940	$7,833	$277,692	$57,128	$72,241	$27,293
Ending balance: individually evaluated for impairment	$1,138	$-	$7,281	$156	$2,042	$-
Ending balance: collectively evaluated for impairment	$233,802	$7,833	$270,411	$56,972	$70,199	$27,293

		Home equity	Other
	Tax exempt	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$805	$1,250	$294	$14,603
Charge-offs	-	-	(32)	-	(659)
Recoveries	-	-	12	-	17
Provisions (credits)	-	(27)	502	1,402	104
Ending balance	$1	$778	$1,732	$1,696	$14,065
Ending balance: related to loans individually evaluated for impairment	$-	$114	$-	$-	$1,604
Ending balance: related to loans collectively evaluated for impairment	$1	$664	$1,732	$1,696	$12,461
Loans receivables:
Ending balance	$5,956	$32,988	$73,352	$294	$789,717
Ending balance: individually evaluated for impairment	$-	$575	$-	$-	$11,192
Ending balance: collectively evaluated for impairment	$5,956	$32,413	$73,352	$294	$778,525

	For the nine months ended September 30, 2021
	1-4 family
	first-lien	Residential			Other	Paycheck
	residential	construction	Commercial	Commercial	commercial	Protection
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial	Program
Allowance for loan losses:
Beginning Balance	$931	$-	$4,776	$1,670	$2,992	$-
Charge-offs	(20)	-	(7)	(50)	(677)	-
Recoveries	-	-	-	68	-	-
Provisions (credits)	5	-	458	(835)	547	-
Ending balance	$916	$-	$5,227	$853	$2,862	$-

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$739	$1,123	$545	$12,777
Charge-offs	-	-	(150)	-	(904)
Recoveries	-	-	63	-	131
Provisions (credits)	-	39	696	1,151	2,061
Ending balance	$1	$778	$1,732	$1,696	$14,065

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

The allocation of the allowance for loan losses summarized on the basis of the Company’s calculation methodology was as follows:

	September 30, 2022
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$92	$-	$339	$2,184	$688
Historical loss rate	4	-	(29)	15	81
Qualitative factors	715	-	5,446	1,170	1,509
Total	$812	$-	$5,756	$3,369	$2,277

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$114	$-	$-	$3,417
Historical loss rate	-	1	624	-	696
Qualitative factors	3	314	319	-	9,476
Other	-	-	-	43	43
Total	$3	$429	$943	$43	$13,632

	September 30, 2021
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$72	$-	$234	$56	$1,128
Historical loss rate	84	-	2	18	37
Qualitative factors	760	-	4,991	779	1,697
Total	$916	$-	$5,227	$853	$2,862

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$114	$-	$-	$1,604
Historical loss rate	-	325	1,448	-	1,914
Qualitative factors	1	339	284	-	8,851
Other	-	-	-	1,696	1,696
Total	$1	$778	$1,732	$1,696	$14,065

Note 8: Foreclosed Real Estate

The Company is required to disclose the carrying amount of foreclosed real estate properties held as a result of obtaining physical possession of the property at each reporting period.

(Dollars in thousands)	Number of properties	September 30, 2022	Number of properties	December 31, 2021
Foreclosed real estate	2	$221	-	$-

At September 30, 2022 and December 31, 2021, the Company reported $628,000 and $1.0 million, respectively, in real estate loans in the process of foreclosure.

Note 9: Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had $2.8 million of standby letters of credit as of September 30, 2022. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The Company holds two corporate investment securities with an amortized historical cost of $4.1 million and an aggregate fair market value of $4.8 million as of September 30, 2022. These securities have an aggregate valuation that is determined using published net asset values (NAV) derived by an analysis of the securities’ underlying assets. These securities are comprised primarily of broadly-diversified real estate holdings and are traded in secondary markets on an infrequent basis. While these securities are redeemable at least annually through tender offers made by respective issuers, the liquidation value of these securities may be below stated NAVs and also subject to restrictions as to the amount that can be redeemed at any single scheduled redemption. The Company anticipates that these securities will be redeemed by respective issuers on indeterminate future dates as a consequence of the ultimate liquidation strategies employed by the managers of these portfolios.

The Company held one private equity security investment, acquired in 2022, with an aggregate value of $1.2 million at September 30, 2022, valued utilizing the unit of account (Level 2) which includes; financial metrics for the company, specific operating key performance indicators, and market-related inputs. No income or expense has been recorded related to this investment as the investment is still in early stage funding and, therefore, the investment is carried at historical cost at September 30, 2022.

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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	September 30, 2022
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$29,480	$-	$29,480
State and political subdivisions	-	42,725	-	42,725
Corporate	-	7,199	-	7,199
Asset backed securities	-	16,076	-	16,076
Residential mortgage-backed - US agency	-	16,772	-	16,772
Collateralized mortgage obligations - US agency	-	12,023	-	12,023
Collateralized mortgage obligations - Private label	-	62,211	-	62,211
Total		186,486		186,486
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Other Securities:
Corporate measured at NAV	-	-	-	4,814
Total available-for-sale securities	$206	$186,486	$-	$191,506

Marketable equity securities measured at NAV	$-	$-	$-	$1,203

Interest rate swap derivative fair value hedges	$-	$(10,283)	$-	$(10,283)

Interest rate swap derivative cash flow hedges	$-	$699	$-	$699

	December 31, 2021
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$32,273	$-	$32,273
State and political subdivisions	-	39,199	-	39,199
Corporate	-	9,630	-	9,630
Asset backed securities	-	13,613	-	13,613
Residential mortgage-backed - US agency	-	22,164	-	22,164
Collateralized mortgage obligations - US agency	-	12,285	-	12,285
Collateralized mortgage obligations - Private label	-	56,731	-	56,731
Total	-	185,895	-	185,895
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Other Securities:
Corporate measured at NAV	-	-	-	4,497
Total available-for-sale securities	$206	$185,895	$-	$190,598

Marketable equity securities measured at NAV	$-	$-	$-	$677

Interest rate swap derivative fair value hedge	$-	$(1,460)	$-	$(1,460)

Interest rate swap derivative cash flow hedges	$-	$(387)	$-	$(387)

Pathfinder Bank had the following assets measured at fair value on a nonrecurring basis as of September 30, 2022 and December 31, 2021:

		September 30, 2022
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$2,716	$2,716
Foreclosed real estate	$-	$-	$221	$221

		December 31, 2021
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$4,182	$4,182
Foreclosed real estate	$-	$-	$-	$-

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at the indicated dates.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At September 30, 2022
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 25% (19%)
	(Sales Approach)	Costs to Sell	7% - 14% (12%)
Discounted Cash Flow

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2021
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 30% (15%)
	(Sales Approach)	Costs to Sell	7% - 14% (10%)
Discounted Cash Flow

There have been no transfers of assets into or out of any fair value measurement level during the three or nine months ended September 30, 2022.

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

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		September 30, 2022		December 31, 2021
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$44,454	$44,454	$37,149	$37,149
Investment securities - available-for-sale	2	186,486	186,486	185,895	185,895
Investment securities - available-for-sale	NAV	4,814	4,814	4,497	4,497
Investment securities - marketable equity	NAV	1,203	1,203	677	677
Investment securities - held-to-maturity	2	195,930	184,007	160,923	162,805
Federal Home Loan Bank stock	2	3,715	3,715	4,189	4,189
Net loans	3	872,574	845,469	819,524	819,721
Accrued interest receivable	1	5,172	5,172	4,520	4,520
Interest rate swap derivative fair value hedges	2	10,283	10,283	1,460	1,460

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$695,135	$695,135	$694,089	$694,089
Time Deposits	2	485,448	457,094	361,257	360,680
Borrowings	2	65,621	62,245	77,098	76,957
Subordinated debt	2	29,689	26,769	29,563	30,627
Accrued interest payable	1	494	494	106	106
Interest rate swap derivative cash flow hedges	2	(699)	(699)	387	387

Note 11: Interest Rate Derivatives

The Company is exposed to certain risks from both its business operations and changes in economic conditions. As part of managing interest rate risk, the Company enters into standardized interest rate derivative contracts (designated as hedging agreements) to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate hedging agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate hedging agreements are entered into with counterparties that meet the Company's established credit standards and the agreements contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material at September 30, 2022. Interest rate hedging agreements are recorded at fair value as other assets or liabilities. The Company had no material derivative contracts not designated as hedging agreements at September 30, 2022 or December 31, 2021.

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

The Company records various hedges in the consolidated statements of condition at fair value. The Company’s accounting treatment for these derivative instruments is based on the instruments hedge designation determined at the inception of each derivative instrument's contractual term. The following tables show the Company’s outstanding fair value hedges at September 30, 2022 and December 31, 2021:

(In thousands)	Carrying Amount of the Hedged Assets at September 30, 2022	Cumulative Amount of Fair Value Hedging Gains Included in the Carrying Amount of the Hedged Assets at September 30, 2022	Carrying Amount of the Hedged Assets at December 31, 2021	Cumulative Amount of Fair Value Hedging Gains Included in The Carrying Amount of the Hedged Assets at December 31, 2021
Line item on the balance sheet in which the hedged item is included:
Available-for-sale securities (1)	$68,601	$(8,707)	$61,808	$(1,308)
Loans receivable (2)	$36,692	$(1,576)	$41,651	$(152)

(1)
These amounts represent the amortized cost basis of specifically identified municipal securities designated as the underlying assets for the hedging relationship. The notional amount of the designated hedged item was $68.6 million and $61.8 million at September 30, 2022 and December 31, 2021, respectively. The fair value of the derivative resulted in a net asset position of $8.7 million and $1.3 million recorded by the Company in other assets at September 30, 2022 and December 31, 2021. The Company’s participation in the fair value hedge had an immaterial effect on recorded interest income at September 30, 2022 and December 31, 2021.

(2)
These amounts include the amortized cost of a specific loan pool designated as the underlying asset for the hedging relationship in which the hedged item is the underlying asset's amortized cost (last layer) projected to be remaining at the end of the contractual term of the hedging instrument. The amount of the designated hedged item was $36.7 million and $41.7 million as of September 30, 2022 and December 31, 2021, respectively. At September 30, 2022, the fair value of the derivative resulted in a net asset position of $1.6 million, recorded by the Company in other assets. The Company’s participation in the fair value hedge had an immaterial effect on recorded interest income at September 30, 2022 and December 31, 2021.

The following table shows the pre-tax gains and losses of the Company’s derivatives designated as cash flow hedges in OCI at September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022	December 31, 2021
Fair market value adjustment interest rate swap	$700	$(387)
Total gain/(loss) in comprehensive income	$700	$(387)

The hedge effectiveness, recognized at September 30, 2022 and December 31, 2021 for cash flow hedges was not material to the Company’s consolidated results of operations. A portion of, or the entire amount included in accumulated other comprehensive loss would be reclassified into current earnings should a portion of, or the entire hedge, no longer be considered effective. Management believes that the hedges will remain fully effective during the remaining term of the respective hedging contracts. The changes in the fair values of the interest rate hedging agreements primarily result from the effects of changing index interest rates and the reduction of the time each quarter between the measurements date and the contractual maturity date of the hedging instrument.

The Company manages its potential credit exposure on interest rate swap transactions by entering into bilateral credit support agreements with each contractual counterparty. These agreements require collateralization of credit exposures beyond specified minimum threshold amounts. At September 30, 2022 and December 31, 2021, the Company posted cash, held in an interest-bearing refundable escrow arrangement, in the amount of $1.6 million in order to satisfy collateral requirements associated with its hedging contracts.

Note 12: Accumulated Other Comprehensive (Loss) Income

Changes in the components of accumulated other comprehensive (loss) income (“AOCI”), net of tax, for the periods indicated are summarized in the tables below.

	For the three months ended September 30, 2022
(In thousands)	Retirement Plans	Unrealized Loss on Available-for- Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Unrealized Gain on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(1,411)	$(8,421)	$431	$2	$(9,399)
Other comprehensive (loss) income before reclassifications	-	(3,389)	86	-	(3,303)
Amounts reclassified from AOCI	1	136	-	-	137
Ending balance	$(1,410)	$(11,674)	$517	$2	$(12,565)

	For the three months ended September 30, 2021
(In thousands)	Retirement Plans	Unrealized Gain on Available-for- Sale Securities	Unrealized Loss on Derivatives and Hedging Activities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(2,055)	$1,549	$(724)	$(5)	$(1,235)
Other comprehensive (loss) income before reclassifications	-	(359)	194	3	(162)
Amounts reclassified from AOCI	19	(13)	-	-	6
Ending balance	$(2,036)	$1,177	$(530)	$(2)	$(1,391)

	For the nine months ended September 30, 2022
(In thousands)	Retirement Plans	Unrealized Loss on Available-for- Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Unrealized Gain on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(1,412)	$428	$(286)	$2	$(1,268)
Other comprehensive (loss) income before reclassifications	-	(12,220)	803	-	(11,417)
Amounts reclassified from AOCI	2	118	-	-	120
Ending balance	$(1,410)	$(11,674)	$517	$2	$(12,565)

	For the nine months ended September 30, 2021
(In thousands)	Retirement Plans	Unrealized Gain on Available-for- Sale Securities	Unrealized Loss on Derivatives and Hedging Activities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(2,093)	$837	$(966)	$(14)	$(2,236)
Other comprehensive income before reclassifications	-	353	436	12	801
Amounts reclassified from AOCI	57	(13)	-	-	44
Ending balance	$(2,036)	$1,177	$(530)	$(2)	$(1,391)

The following table presents the amounts reclassified out of each component of AOCI for the indicated period:

		Amount Reclassified		Amount Reclassified
		from AOCI (1)		from AOCI (1)
		(Unaudited)		(Unaudited)
(In thousands)		For the three months ended		For the nine months ended
Details about AOCI (1) components	Affected Line Item in the Statement of Income	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Retirement plan items
Retirement plan net losses recognized in plan expenses (2)	Salaries and employee benefits	$(1)	$(26)	$(2)	$(79)
Tax effect	Provision for income taxes	-	7	1	22
	Net (losses) income	$(1)	$(19)	$(1)	$(57)
Available-for-sale securities
Realized (loss) gain on sale of securities	Net gains on sales and redemptions of investment securities	$(186)	$18	$(160)	$18
Tax effect	Provision for income taxes	50	(5)	43	(5)
	Net (losses) income	$(136)	$13	$(117)	$13

(1)
Amounts in parentheses indicates debits in net income.
(2)
These items are included in net periodic pension cost.

See Note 5 for additional information.

Note 13: Noninterest Income

The Company has included the following table regarding the Company’s noninterest income for the periods presented.

	For the three months ended		For the nine months ended
(In thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Service fees
Insufficient funds fees	$154	$245	$406	$643
Deposit related fees	120	102	332	296
ATM fees	60	46	138	143
Total service fees	334	393	876	1,082
Fee Income
Insurance commissions	258	211	840	722
Investment services revenue	140	68	365	313
ATM fees surcharge	66	62	172	172
Banking house rents collected	70	61	172	187
Total fee income	534	402	1,549	1,394
Card income
Debit card interchange fees	180	236	639	698
Merchant card fees	21	23	54	54
Total card income	201	259	693	752
Mortgage fee income and realized gain on sale of loans and foreclosed real estate
Loan servicing fees	74	54	260	155
Net gains on sales of loans and foreclosed real estate	47	67	122	226
Total mortgage fee income and realized gain on sale of loans and foreclosed real estate	121	121	382	381
Total	1,190	1,175	3,500	3,609
Earnings and gain on bank owned life insurance	156	164	441	418
Net (losses) gains on sale and redemption of investment securities	(198)	5	(168)	56
Gains on marketable equity securities	-	89	39	372
Net gains on sale of premises and equipment	-	-	-	201
Other miscellaneous income	13	113	248	169
Total noninterest income	$1,161	$1,546	$4,060	$4,825

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

Note 14: Leases

The Company has operating and finance leases for certain banking offices and land under noncancelable agreements. Our leases have remaining lease terms that vary from less than two years up to 27 years, some of which include options to extend the leases for various renewal periods. All options to renew are included in the current lease term when we believe it is reasonably certain that the renewal options will be exercised.

The components of lease expense are as follows:

	For the three months ended		For the nine months ended
(In thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating lease cost	$57	$57	$170	$170
Finance lease cost	21	20	62	61

Supplemental cash flow information related to leases was as follows:

	For the three months ended		For the nine months ended
(In thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$53	$52	$158	$155
Operating cash flows from finance leases	21	20	62	61
Financing cash flows from finance leases	19	18	55	54

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rate)	September 30, 2022	December 31, 2021
Operating Leases:
Operating lease right-of-use assets	$2,033	$2,136
Operating lease liabilities	$2,348	$2,440

Finance Leases:
Finance Lease Liability	$603	$596

Weighted Average Remaining Lease Term:
Operating Leases	17.89 years	18.29 years
Finance Leases	26.67 years	27.42 years

Weighted Average Discount Rate:
Operating Leases	3.74%	3.73%
Finance Leases	13.75%	13.75%

Maturities of lease liabilities are as follows:

Twelve Months Ending September 30,
(In thousands)
2023	$28
2024	118
2025	118
2026	126
2027	133
Thereafter	2,428
Total minimum lease payments	$2,951

The Company owns certain properties that it leases to unaffiliated third parties at market rates. Lease rental income was $70,000 and $61,000 for the three months ended September 30, 2022 and 2021 respectively. Lease rental income was $172,000 and $187,000 for the nine months ended September 30, 2022 and 2021, respectively. All lease agreements, in which the Company is the lessor, are accounted for as operating leases.

Note 15: COVID-19

The World Health Organization (the “WHO”) declared COVID-19 a global pandemic on March 11, 2020. In the United States, by the end of March 2020, the rapid spread of the COVID-19 virus invoked various Federal and New York State authorities to make emergency declarations and issue executive orders to limit the spread of the disease. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed into law on March 27, 2020, provided financial assistance in various forms to both businesses and consumers, including the establishment and funding of the Paycheck Protection Program (“PPP”). In addition, the CARES Act also created many directives affecting the operations of financial service providers, such as the Company, including a forbearance program for federally-backed mortgage loans and protections for borrowers from negative credit reporting due to loan accommodations related to the national emergency. There were no remaining pandemic-related borrower forbearances of any type remaining in effect at September 30, 2022. At September 30, 2022, the Company's operations and business activities, including its relationships with its customers, most particularly loan customers, were being conducted in a manner that was substantially identical to the way in which the Company conducted its activities and relationships prior to the COVID-19 pandemic.

Note 16: Related Party Transactions:

In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). None of the related party loans were classified as nonaccrual, past due, restructured, or potential problem loans at September 30, 2022 or December 31, 2021.

The following represents the activity associated with loans to related parties during the nine months ended September 30, 2022 and the year ended December 31, 2021:

	September 30,	December 31,
(In thousands)	2022	2021
Balance at the beginning of the year	$22,427	$22,445
Originations and related party additions	10,716	8,007
Principal payments and related party removals	(4,311)	(8,025)
Balance at the end of the period	$28,832	$22,427

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

General

The Company is a Maryland corporation headquartered in Oswego, New York. The Company is 100% owned by public shareholders. The primary business of the Company is its investment in Pathfinder Bank (the "Bank"), a New York State chartered commercial bank, which is 100% owned by the Company. The Bank has two wholly owned operating subsidiaries, Pathfinder Risk Management Company, Inc. (“PRMC”) and Whispering Oaks Development Corp. All significant inter-company accounts and activity have been eliminated in consolidation. Although the Company owns, through its subsidiary PRMC, 51% of the membership interest in FitzGibbons Agency, LLC (“Fitzgibbons” or “Agency”), the Company is required to consolidate 100% of FitzGibbons within the consolidated financial statements. The 49% of which the Company does not own, is accounted for separately as a noncontrolling interest within the consolidated financial statements. At September 30, 2022, the Company and subsidiaries had total consolidated assets of $1.4 billion, total consolidated liabilities of $1.29 billion and shareholders' equity of $107.3 million, plus noncontrolling interest of $494,000, which represents the 49% of FitzGibbons not owned by the Company.

The following discussion reviews the Company's financial condition at September 30, 2022 and the results of operations for the three and nine month periods ended September 30, 2022 and 2021. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other period.

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

Statement Regarding Forward-Looking Statements

Certain statements contained herein are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” or “may.” These forward-looking statements are based on current beliefs and expectations of the Company’s and the Bank’s management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s and the Bank’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from those set forth in the forward-looking statements as a result of numerous factors. Factors that could cause such differences to exist include, but are not limited to: risks related to the real estate and economic environment, particularly in the market areas in which the Company and the Bank operate; fiscal and monetary policies of the U.S. Government; inflation; changes in government regulations affecting financial institutions, including regulatory compliance costs and capital requirements; fluctuations in the adequacy of the allowance for loan losses; decreases in deposit levels necessitating increased borrowing to fund loans and investments; the effects of the COVID-19 pandemic; operational risks including, but not limited to, cybersecurity, fraud and natural disasters; the risk that the Company may not be successful in the implementation of its business strategy; changes in prevailing interest rates; credit risk management; asset-liability management; and other risks described in the Company’s filings with the Securities and Exchange Commission, which are available at the SEC’s website, www.sec.gov.

The Company and the Bank caution prospective investors not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation to revise or update any forward-looking statements contained in this quarterly report on Form 10-Q to reflect future events or developments.

COVID-19 Response and the Paycheck Protection Program

The World Health Organization (the “WHO”) declared COVID-19 a global pandemic on March 11, 2020. In the United States, by the end of March 2020, the rapid spread of the COVID-19 virus invoked various Federal and New York State authorities to make emergency declarations and issue executive orders to limit the spread of the disease. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed into law on March 27, 2020, provided financial assistance in various forms to both businesses and consumers, including the establishment and funding of the Paycheck Protection Program (“PPP”). In addition, the CARES Act also created many directives affecting the operations of financial service providers, such as the Company, including a forbearance program for federally-backed mortgage loans and protections for borrowers from negative credit reporting due to loan accommodations related to the national emergency. There were no remaining pandemic-related borrower forbearances of any type remaining in effect at September 30, 2022. At September 30, 2022, the Company's operations and business activities, including its relationships with its customers, most particularly loan customers, were being conducted in a manner that was substantially identical to the way in which the Company conducted its activities and relationships prior to the COVID-19 pandemic.

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

Unaudited	For the three months ended		For the nine months ended
(In thousands, except number of loans)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Number of PPP loans originated in the period	-	-	-	478
Funded balance of PPP loans originated in the period	$-	$-	$-	$36,369
Number of PPP loans forgiven in the period	54	287	243	636
Balance of PPP loans forgiven in the period	$4,184	$26,621	$12,601	$68,726
Deferred PPP fee income recognized in the period	$144	$595	$691	$1,742

(In thousands)	September 30, 2022	September 30, 2021
Unearned PPP deferred fee income at end of period	$28	$1,124

(In thousands, except number of loans)	Number	Balance
Total PPP loans originated since inception	1,177	$111,721
Total PPP loans forgiven since inception	1,164	$111,028
Total PPP loans remaining at September 30, 2022	13	$693

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

Recent Events

On September 23, 2022, the Company announced that its Board of Directors declared a cash dividend of $0.09 per share on the Company's voting common and non-voting common stock, and a cash dividend of $0.09 per notional share for the issued warrant relating to the fiscal quarter ended September 30, 2022. The dividends are payable to all shareholders of record on October 14, 2022 and were paid on November 10, 2022.

Overview and Results of Operations

The following represents the significant highlights of the Company’s operating results between the third quarter of 2022 and the third quarter of 2021.

•
Net income attributable to Pathfinder Bancorp, Inc. decreased $185,000 or 5.50% to $3.2 million.
•
Basic and diluted earnings per voting common share were both $0.52 per share and decreased $0.04 per share from $0.56 per share.
•
Return on average assets decreased 14 basis points to 0.93% as the increase in average asset balance outpaced the increase in income.
•
Net interest income, after provision for loan losses, increased $383,000, or 4.0% to $10.1 million. Excluding the provision, net interest income increased $989,000, or 10.1%, to $10.8 million. The increase in net interest income, before provision for loan losses, was primarily due to the increase in the average balance of interest-earning assets of $114.2 million, coupled with an increase in the average yield earned on these assets of 10 basis points. These increases in interest income were partially offset by a 21 basis points increase in the average rates paid on interest-bearing liabilities.
•
The increase in the provision for loan losses of $606,000 was primarily due to management's decision to downgrade certain loans within a single large credit relationship.
•
The net interest margin for the third quarter of 2022 was 3.32%, a one basis point increase compared to 3.31% for the same quarter in 2021.
•
The effective income tax rate decreased 1.1% to 19.6% for the three months ended September 30, 2022 as compared to 22.1% for the same three month period in 2021. The decrease in the tax rate in the third quarter of 2022, as compared to the same quarter in 2021, was primarily related to an increase in tax exempt income derived from increased average balances invested in securities issued by state and political subdivisions.

The following represents significant highlights of the Company's operating results between the first nine months of 2022 and the first nine months of 2021.

•
Net income attributable to Pathfinder Bancorp, Inc. increased $874,000, or 10.2%, to $9.4 million.
•
Basic and diluted earnings per voting common share were both $1.55 per share and increased $0.12 per share.
•
Return on average assets increased four basis points to 0.94% as the increase in net income outpaced the increase in average assets.
•
Net interest income, after provision for loan losses, increased by $2.8 million, or 10.8%, to $29.4 million. This increase in net interest income after provision for loan losses was primarily due to a $1.1 million decrease in the provision for loan losses, combined with an increase of $70.1 million in the average balances of interest-earning assets and a seven basis points decrease in the average rates paid on interest-bearing liabilities.
•
Net interest margin decreased by one basis point to 3.18%, primarily as the result of a 7 basis points decline in the average cost for interest-bearing liabilities, offset by an 8 basis points decrease in the average yield for interest-earning assets.

•
The effective income tax rate decreased 2.6% to 19.4% for the nine months ended September 30, 2022 as compared to 22.0% for the same nine month period in 2021. The decrease in the tax rate in the first nine months of 2022 was primarily related to an increase in interest on tax exempt securities along with decreases in New York State taxes.

The following reflects the significant changes in financial condition between December 31, 2021 and September 30, 2022. In addition, the following reflects significant changes in asset quality metrics between September 30, 2022 and September 30, 2021.

•
Total assets increased $111.8 million, or 8.7% to $1.40 billion at September 30, 2022, as compared to December 31, 2021, primarily driven by higher investment securities balances and loan balances.
•
Asset quality metrics, as measured by net loan charge-offs, remained stable, in comparison to recent reporting periods. The annualized net loan charge-offs to average loans ratio was 0.03% for the third quarter of 2022, compared to 0.12% for the third quarter of 2021, and 0.12% for the fourth quarter of 2021.
•
Nonperforming loans to total loans increased nine basis points to 1.20% at September 30, 2022, compared to 1.11% at September 30, 2021. Nonperforming loans to total loans increased 20 basis points to 1.20% at September 30, 2022 compared to 1.00% at December 31, 2021. Correspondingly, the ratio of the allowance for loan losses to nonperforming loans was 128.3% at September 30, 2022, as compared to 160.1% at September 30, 2021, and 156.0% at December 31, 2021.

The Company had net income of $3.2 million for the three months ended September 30, 2022 compared to net income of $3.4 million for the three months ended September 30, 2021. The $213,000 decrease in net income was due primarily to a $762,000 increase in total interest expense, a $606,000 increase in provision for loan losses expense, a $444,000 increase in total noninterest expenses and a $385,000 decrease in total noninterest income. These were partially offset by a $1.8 million increase in total interest and dividend income and a $233,000 decrease in provision for income taxes.

Net interest income before the provision for loan losses increased $989,000, or 10.1%, to $10.8 million for the three months ended September 30, 2022 as compared to $9.8 million for the same three month period in 2021. The increase was primarily the result of increases in the average yields of both taxable and tax-exempt investment securities portfolios, combined with increases in the average balances of the loan portfolio of $57.6 million and $74.3 million in the investment portfolios. These increases resulted in a 20 basis points increase to 4.13% in total interest-earning asset yields for the three months ended September 30, 2022 as compared to 3.93% for the same three month period of the previous year. The increase in the average yields received on interest-earning assets in the third quarter of 2022, as compared to the same quarter in 2021, reflects generally increased rates of interest for newly funded loans and investments securities, as compared to the average yields within these portfolios, as well as increases in coupon rates for certain adjustable-rate loans and securities in the rising interest environment that has occurred in 2022. These increases in the average yield on loans during 2022, were partially offset by reduced fee recognition related to PPP loans. These increases in net interest income were partially offset by a 21 basis points increase in the average cost of total interest-bearing liabilities in the third quarter of 2022, as compared to the same quarter in 2021, combined with a $105.3 million increase in the average balance of total interest-bearing liabilities. The increase in the average rates paid on interest-earning liabilities in the third quarter of 2022, as compared to the same quarter in 2021, reflects the generally increased rates of interest for all financial instruments that has occurred in 2022.

The $385,000, or 24.9%, decrease in noninterest income in the quarter ended September 30, 2022, as compared to the same quarterly period in 2021, was primarily the result of a decrease of $203,000 in net gains on sales of investment securities, an $89,000 decrease in gains on marketable equity securities, a $59,000 decrease in service charges on deposits accounts, a $56,000 decrease in debit card interchange fees and a $45,000 decrease in insurance agency revenue. All other noninterest income categories netted to an $8,000 decrease in the three months ended September 30, 2022, as compared to the same period in the prior year. These decreases were partially offset by a $75,000 increase in other charges, commissions and fees.

Total noninterest expense for the third quarter of 2022 was $7.3 million, an increase of $444,000, or 6.5%, compared to $6.8 million for the same three month period in 2021. The increase was primarily a result of higher salaries and employee benefits expense of $572,000, or 15.8%. Other expenses and building and occupancy expenses increased $174,000 and $111,000, respectively. Partially offsetting these increases was a $201,000, or 29.3%, reduction in data processing expenses, primarily the result of a reduction in ATM processing fees related to third-party vendor refunds obtained through contract renegotiation activities. All other noninterest expense categories netted to a $212,000 decrease in the three months ended September 30, 2022, as compared to the same quarter in 2021.

Management extensively reviews recent trends in changes in the size and composition of the loan portfolio, historical loss experience, qualitative factors, and specific reserve needs on loans individually evaluated for impairment, in its determination of the adequacy of the allowance for loan losses. For the three months ended September 30, 2022, we recorded $710,000 in provision for loan losses as compared to $104,000 in the same prior year three month period. The primary driver of the increased provision expense in the third quarter of 2022, as compared to the same quarter in 2021, was management's decision to downgrade certain commercial real estate loans and commercial loans within a single borrower relationship totaling $7.2 million in related credits. This relationship is under active resolution management by the Company. Additionally, the provision in the quarter ended September 30, 2022 is reflective of (1) the qualitative factors used in determining the adequacy of the allowance for loan losses, (2) the increase in the size of the loan portfolio, and (3) changes in the levels of delinquent and nonaccrual loans. The third quarter provision for loan losses reflects an addition to reserves considering loan growth and asset quality metrics. The credit-sensitive portfolios continue to be carefully monitored, and the Bank will consistently apply its loan classification and reserve building methodologies to the analysis of these portfolios.

In comparing the year-over-year third quarter periods, the Company’s return on average assets decreased 14 basis points to 0.93% due to the combined effects of the decrease in net income (the numerator in the ratio), offset by the increase in average assets (the denominator in the ratio). Average assets increased due to increases in average investment securities and average loans of $74.3 million and $57.6 million, respectively, in the third quarter of 2022 as compared to the same quarter of 2021. Average interest-bearing deposits increased $105.8 million in the third quarter of 2022, as compared with the same quarter in 2021. The increase in deposits was primarily due to municipal deposit inflows and outflows due to seasonal timing of tax collections, an increase in brokered deposits and continued growth in business banking relationships. Average MMDA accounts increased $3.5 million as compared with the same quarter in 2021.

The Company had net income of $9.5 million for the nine months ended September 30, 2022 compared to net income of $8.6 million for the nine months ended September 30, 2021. The $854,000 increase in net income was due primarily to a $1.4 million increase in interest and dividend income, a $1.2 million decrease in the provision for loan losses, a $227,000 decrease in interest expense and a $132,000 decrease in provision for income taxes. Partially offsetting the increase in net income was a $1.4 million increase in noninterest expense and a $765,000 decrease in noninterest income.

Net interest income before the provision for loan losses increased $1.7 million to $30.2 million for the nine months ended September 30, 2022, as compared to $28.6 million for the same nine month period in 2021. Interest expense decreased $227,000 to $5.8 million for the nine months ended September 30, 2022 as compared to the prior year period. The average interest rate paid on interest-bearing liabilities decreased by seven basis points for the nine months ended September 30, 2022 as compared to the prior year period; however, average interest-bearing liabilities increased by $55.6 million, or 5.8%. Average loans for the first nine months of 2022 increased by $20.3 million, or 2.4%, over the prior year period, while the average interest yield earned on average loans decreased by 18 basis points, resulting in a decrease of $535,000 in interest income on loans for the nine months ended September 30, 2022 as compared to the prior year period due to the loss of PPP income. Income from investment securities increased $1.9 million, or 22.0% to $8.5 million for the nine months ended September 30, 2022.

Noninterest income decreased $765,000 for the nine months ended September 30, 2022, when compared to the same nine month period in 2021. Net gains on sales and redemptions of investment securities decreased $224,000 when compared to the same period in 2021. Net gains on marketable equity securities decreased $333,000 and there were no gains on sale of premises and equipment when compared to the $201,000 gain in the same period in 2021. Service charges on deposit accounts, gains on sales of foreclosed real estate and debit card interchange fees also decreased $206,000, $104,000, and $59,000, respectively, when compared to the same period in 2021. The $206,000 decrease in service charges on deposit accounts in the nine months ended September 30, 2022, as compared to the same nine month period in 2021, was primarily due to reductions in the Bank's service fee schedules, enacted in January 2022, based on the competitive environment within our marketplace. Other charges, commission and fees, loan servicing fees, insurance agency revenue, and earnings on bank owned life insurance increased $202,000, $105,000, $32,000 and $23,000, respectively. The net increase in these categories of noninterest income during the nine months ended September 30, 2022, were largely due to growth in the Bank's investment services and insurance businesses, the net income effect of which was partially offset by increased operating expenses, and increased loan prepayment fees collected.

Total noninterest expense for the first nine month period of 2022 was $21.7 million, an increase of $1.4 million, or 6.7%, compared with $20.3 million for the prior year period. The increase was primarily a result of higher salaries and employee benefits expense of $1.6 million, or 14.9%, and was primarily comprised of a $664,000, or 8.7%, increase in salaries, a $380,000 reduction in the deferral of employee related expenses, a $173,000 increase in employee benefits and a $349,000 net increase in all other salaries and employee benefit expenses. The $443,000 increase in salaries was primarily due to increases in individual salaries, enacted early in 2022 and continuing through the year, as well as modest additions to staff headcount. The Company increased its salary structure where deemed appropriate in order to effectively respond to inflationary and competitive pressures within our marketplace to recruit and retain talent. The $380,000 reduction in deferred salaries was primarily due to reduced levels of PPP loan originations in 2022 as compared to the previous year. The Company originated $36.4 million in PPP loans in the first nine months of 2021 and $-0- in 2022. The $139,000 increase in employee benefit expenses was consistent with increased staffing levels and salaries for 2022.

For the first nine months of 2022, we recorded $871,000 in provision for loan losses as compared to $2.1 million in the same prior year nine month period. Notwithstanding the downgrading of a single credit relationship totaling $7.2 million in the third quarter of 2022, discussed above, the reduction in year-to-date provision expense is reflective of (1) the qualitative factors used in determining the adequacy of the allowance for loan losses, (2) the size of the loan portfolio, and (3) delinquent and nonaccrual loans. The decrease in the provision for loan losses through the third quarter of 2022, as compared to the same period in 2021, was primarily related to the improvement in the qualitative factors used by the Company to determine the provision in 2022, as compared to the same period in the previous year. The improvement in these qualitative factors was due to observed improvements in economic conditions during the second half of 2021 and the first half of 2022 that followed the easing of the most restrictive phases of the COVID-19 pandemic that had existed in 2020 and the first half of 2021. The credit sensitive portfolios continue to be carefully monitored. Please refer to the asset quality section below for a further discussion of asset quality as it relates to the allowance for loan losses.

Return on average assets increased four basis points to 0.94% between the year-over-year nine month periods as the increase in net income in the nine month period ended September 30, 2022 (the numerator of the ratio) increased by a higher percentage than the rate at which average assets (the denominator of the ratio) grew during the period. Average assets increased due to increases in investment securities and the loan portfolio of $63.4 and $20.3 million, respectively, in the nine month period ended September 30, 2022 as compared to the same period of 2021. Average interest-bearing liabilities increased $55.6 million in the nine months ended September 30 2022, as compared with the same period in 2021. The increase in deposits was primarily the result of municipal deposit inflows and outflows due to seasonal timing of tax collections, an increase in brokered deposits and continued growth in business banking relationships. Average time deposits increased $24.5 million in the nine months ended September 30, 2022, as compared with the same period in 2021.

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

The following tables set forth information concerning average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the periods indicated. Interest income and resultant yield information in the tables has not been adjusted for tax equivalency. Averages are computed on the daily average balance for each month in the period divided by the number of days in the period. Yields and amounts earned include loan fees of $389,000 and $1.4 million for the nine month periods ended September 30, 2022 and September 30, 2021, respectively. The decrease in loan fees for the year over year nine month period is primarily due to the decrease in PPP loan fee income. Nonaccrual loans have been included in interest-earning assets for purposes of these calculations.

	(Unaudited)
	For the three months ended September 30,
	2022			2021
			Average			Average
Unaudited	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$880,097	$9,895	4.50%	$822,547	$9,465	4.60%
Taxable investment securities	363,877	3,108	3.42%	317,612	2,136	2.69%
Tax-exempt investment securities	42,855	351	3.28%	14,863	28	0.75%
Fed funds sold and interest-earning deposits	10,383	29	1.12%	27,984	3	0.04%
Total interest-earning assets	1,297,212	13,383	4.13%	1,183,006	11,632	3.93%
Noninterest-earning assets:
Other assets	90,482			83,028
Allowance for loan losses	(13,050)			(14,794)
Net unrealized (losses) gains on available-for-sale securities	(10,983)			2,209
Total assets	$1,363,661			$1,253,449
Interest-bearing liabilities:
NOW accounts	$101,907	$85	0.33%	$94,654	$81	0.34%
Money management accounts	16,097	4	0.10%	16,583	5	0.12%
MMDA accounts	244,884	427	0.70%	241,374	241	0.40%
Savings and club accounts	140,425	52	0.15%	126,511	42	0.13%
Time deposits	440,227	1,339	1.22%	358,634	785	0.88%
Subordinated debt	29,655	442	5.96%	29,496	411	5.57%
Borrowings	78,232	254	1.30%	78,892	276	1.40%
Total interest-bearing liabilities	1,051,427	2,603	0.99%	946,144	1,841	0.78%
Noninterest-bearing liabilities:
Demand deposits	189,317			189,951
Other liabilities	12,248			11,441
Total liabilities	1,252,992			1,147,536
Shareholders' equity	110,669			105,913
Total liabilities & shareholders' equity	$1,363,661			$1,253,449
Net interest income		$10,780			$9,791
Net interest rate spread			3.14%			3.15%
Net interest margin			3.32%			3.31%
Ratio of average interest-earning assets to average interest-bearing liabilities			123.38%			125.03%

	For the nine months ended September 30,
	2022			2021
			Average			Average
Unaudited	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$863,191	$27,561	4.26%	$842,850	$28,096	4.44%
Taxable investment securities	348,499	7,850	3.00%	310,098	6,438	2.77%
Tax-exempt investment securities	37,593	612	2.17%	12,631	99	1.05%
Fed funds sold and interest-earning deposits	19,950	48	0.32%	28,433	7	0.03%
Total interest-earning assets	1,269,233	36,071	3.79%	1,194,012	34,640	3.87%
Noninterest-earning assets:
Other assets	85,652			81,779
Allowance for loan losses	(13,040)			(13,962)
Net unrealized (losses) gains on available-for-sale securities	(7,230)			1,802
Total assets	$1,334,615			$1,263,631
Interest-bearing liabilities:
NOW accounts	$104,874	$234	0.30%	$94,018	$212	0.30%
Money management accounts	16,212	12	0.10%	16,059	13	0.11%
MMDA accounts	255,933	985	0.51%	238,507	737	0.41%
Savings and club accounts	139,798	150	0.14%	119,859	115	0.13%
Time deposits	401,297	2,625	0.87%	376,724	2,748	0.97%
Subordinated debt	29,617	1,284	5.78%	33,814	1,376	5.43%
Borrowings	70,833	557	1.05%	84,001	873	1.39%
Total interest-bearing liabilities	1,018,564	5,847	0.77%	962,982	6,074	0.84%
Noninterest-bearing liabilities:
Demand deposits	194,220			186,125
Other liabilities	11,808			11,660
Total liabilities	1,224,592			1,160,767
Shareholders' equity	110,023			102,864
Total liabilities & shareholders' equity	$1,334,615			$1,263,631
Net interest income		$30,224			$28,566
Net interest rate spread			3.02%			3.03%
Net interest margin			3.18%			3.19%
Ratio of average interest-earning assets to average interest-bearing liabilities			124.61%			123.99%

As indicated in the above table, net interest income, before provision for loan losses, increased $989,000 or 10.1%, to $10.8 million for the three months ended September 30, 2022 as compared to $9.8 million for the same prior year period. This increase was due principally to a 20 basis points increase in the average yield of interest-earning assets, offset by an increase of 21 basis points on the average cost of interest-bearing liabilities. Net interest income was positively impacted by an increase in the average balance of interest-earning assets of $114.2 million, or 9.7%. The positive effect of this increase in the average balance of interest-earning assets was offset by an increase of $105.3 million in interest-bearing liabilities. In total, net interest margin increased one basis point to 3.32% for the three months ended September 30, 2022 as compared to the same prior year period. The following analysis should also be viewed in conjunction with the table below which reports the changes in net interest income attributable to rate and volume.

Interest and dividend income increased $1.8 million, or 15.1%, to $13.4 million for the three months ended September 30, 2022 compared to $11.6 million for the same three month period in 2021. This quarter-over-quarter increase was due to an increase in the average yield earned on interest-earning assets of 20 basis points and was primarily driven by an 80 basis points increase in the average yield earned on investment securities, primarily, tax-exempt securities. This increase in 2022 on the yields received from investment securities was the result of the combined effects of increasing coupons received on previously-held adjustable-rate securities and relatively higher rates of interest received on newly-purchased securities as a result of rising interest rates. These increased yields on investments securities were offset slightly by a decrease of 10 basis points in the average yield earned on loans in the quarter ended September 30, 2022 as compared to the same quarter in 2021.

Compared to the third quarter of 2021, average loan yields decreased 10 basis points during the three months ended September 30, 2022, primarily due to a $451,000 reduction in deferred Paycheck Protection Program (PPP) fee income recognized in the quarter ended September 30, 2022 as compared to the same quarter in 2021. Absent the effects of PPP revenue recognition, loan yields in aggregate would have increased 12 basis points from 4.31% in the three months ended September 30, 2021 to 4.43% for the same three month period in 2022.

Interest expense for the three months ended September 30, 2022 increased $762,000, or 41.4%, to $2.6 million when compared to the same prior year period. The average cost of interest-bearing liabilities increased 21 basis points between the two periods due primarily to an increase in the average cost of time deposits and MMDA accounts, combined with an increase of $105.8 million in the average balance of interest bearing deposits. Interest expense on borrowings increased $9,000, or 1.3%, to $696,000 due primarily to a 39 basis points increase in the average rate paid on subordinated debt for the three months ended September 30, 2022 as compared to the prior year period. This increase was offset by a $660,000 decrease in the average balance of borrowings, combined with a 10 basis points decrease as long term, higher rate borrowings matured during the period and were replaced with lower-cost overnight borrowings.

Net interest income for the nine months ended September 30, 2022 was $30.2 million, compared to $28.6 million for the nine months ended September 30, 2021. The primary driver of the increase in net interest income was a $1.4 million or 4.1%, increase in interest and dividend income to $36.1 million for the nine months ended September 30, 2022 compared to $34.6 million for the nine months ended September 30, 2021. Interest income on investment securities increased $1.9 million to $8.5 million for the nine months ended September 30, 2022 as compared to $6.5 million for the same prior year period. Loan income decreased $535,000, or 1.9%, for the nine months ended September 30, 2022 when compared to the same prior year period. The average yield earned on interest earning assets decreased eight basis points as compared to the same nine month period in 2021. This increase in net interest income was also due to a seven basis points decrease in the average cost of interest-bearing liabilities. The average balance of interest-earning assets increased $75.2 million for the nine months ended September 30, 2022 to $1.3 billion from $1.2 billion for the same prior year period while the average balance of interest-bearing liabilities increased $55.6 million for the nine months ended September 30, 2022 as compared to same prior year period. The net interest margin percentage decreased from 3.19% for the nine months ended September 30, 2021 to 3.18% for the nine months ended September 30, 2022.

Interest and dividend income increased $1.4 million, or 4.1%, to $36.1 million for the nine months ended September 30, 2022 compared to $34.7 million for the same nine month period in 2021 primarily as a result of a $$63.4 million increase in the average balance of investments in the nine months ended September 30, 2022, as compared to the same nine month period in 2021. Additionally, there was a 22 basis points increase in investment yields in the nine months ended September 30, 2022, as compared to the same nine month period in 2021. The increase in 2022 in the yields received from investment securities was the result of the combined effects of increasing coupons received on previously-held adjustable-rate securities and relatively higher rates of interest received on newly-purchased securities as a result of rising interest rates. The 18 basis points decline in average loan yields during the nine months ended September 30, 2022, as compared to the same nine month period in 2021, was due to a variety of factors, most notably a $1.1 million reduction in deferred PPP fee income recognized in the first nine months of 2022 as compared to the same nine month period in the previous year. Absent the effects of PPP revenue recognition, loan yields in aggregate would have decreased one basis point from 4.16% in the nine months ended September 30, 2021 to 4.15% for the same nine month period in 2022.

Interest expense for the nine months ended September 30, 2022 decreased $227,000, or 3.7%, to $5.8 million as compared to $6.1 million for the nine months ended September 30, 2021. The decrease in interest expense was due principally to a seven basis points decrease in the average rate paid on interest-bearing liabilities, partially offset by a $55.6 million increase in the average balance of these liabilities. Interest expense on time deposits decreased $123,000, while interest expense on MMDA accounts increased $248,000, or 33.6%. The average balance of interest-bearing deposits, which include brokered deposits, increased $72.9 million between the year-over-year nine month periods. The average rate paid on interest-bearing deposits decreased two basis points for the nine months ended September 30, 2022, as compared to the same nine month period in 2021. This decrease was primarily due to a 10 basis points decrease in the average rate paid on time deposits, during the nine months ended September 30, 2022 as compared to the same time period in 2021. The decrease in the average rates paid on those deposits reflected the general decline in market interest rates that occurred in last nine months of 2021 when many of the Bank's deposit liabilities were originated or acquired through brokers. Therefore, average deposit rates were lower in the nine months ended September 30, 2022 than they were in the same nine month period of 2021 due to time lag in the repricing of those deposits in 2022, despite the fact that general market rates of interest have increased significantly in the first nine months of 2022. The Bank's management continues to monitor internal deposit activity and competitive market rates for deposits in an effort to effectively manage future deposit levels and the cost of deposits in the current interest rate environment. Interest expense on borrowings decreased $316,000, or 34 basis points, as higher rate advances matured and were replaced with lower-cost overnight borrowings, combined with a $13.1 million decrease in the average balance of borrowings. Interest expense on subordinated debt decreased $92,000, combined with a $4.2 million decrease in the average balance of the debt. This reduction in subordinated debt expense was offset by the increase in the average rate paid on the debt to 5.78% as compared to 5.43% in the prior year period.

Rate/Volume Analysis

Net interest income can also be analyzed in terms of the impact of changing interest rates on interest-earning assets and interest-bearing liabilities and changes in the volume or amount of these assets and liabilities. The following table represents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (change in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) total increase or decrease. Changes attributable to both rate and volume have been allocated ratably. Tax-exempt securities have not been adjusted for tax equivalency. Please refer to the PPP table in the previous section for information on PPP loans and the impact on loan income for the three and nine months ended September 30, 2022 and 2021.

	Three months ended September 30,			Nine months ended September 30,
	2022 vs. 2021			2022 vs. 2021
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
Unaudited			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Loans	$1,607	$(1,177)	$430	$941	$(1,476)	$(535)
Taxable investment securities	341	631	972	840	572	1,412
Tax-exempt investment securities	116	207	323	333	180	513
Interest-earning deposits	(13)	39	26	(4)	45	41
Total interest income	2,051	(300)	1,751	2,110	(679)	1,431
Interest Expense:
NOW accounts	13	(9)	4	25	(3)	22
MMDA accounts	4	182	186	56	192	248
Savings and club accounts	4	6	10	22	13	35
Time deposits	207	347	554	241	(364)	(123)
Subordinated debt	2	29	31	(216)	124	(92)
Borrowings	(2)	(20)	(22)	(123)	(193)	(316)
Total interest expense	228	534	762	5	(232)	(227)
Net change in net interest income	$1,823	$(834)	$989	$2,105	$(447)	$1,658

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

Management extensively reviews recent trends in historical losses, qualitative factors and specific reserve needs on loans individually evaluated for impairment in its determination of the adequacy of the allowance for loan losses. The Company recorded $710,000 in provision for loan losses for the three month period ended September 30, 2022, as compared to $104,000 for the three month period ended September 30, 2021. We recorded $871,000 in provision for loan losses for the nine month period ended September 30, 2022, as compared to $2.1 million for the nine month period ended September 30, 2021. The provisioning for the three and nine months ended September 30, 2022 and 2021 reflects management’s determination of additions to reserves considering loan mix changes, concentrations of loans in certain business sectors, factors related to loan quality metrics, and COVID-19 related economic impact. The increase in provision for loan losses in the third quarter of 2022, as compared to the same three month period in 2021, primarily reflected required reserves related to year-over-year loan growth and management's decision to downgrade certain loans within a specifically-identified commercial real estate and commercial loan credit relationship with an aggregate total related outstanding balance of $7.2 million. The $1.2 million decrease in provision for loan losses in the nine months ended September 20, 2022, as compared to the same nine month period in 2021, primarily reflected continued improvements in overall borrower credit profiles as pandemic-related economic restrictions were eased. Certain credit sensitive portfolios continue to be carefully monitored, and the Bank will consistently apply its loan classification and reserve building methodologies to the analysis of these portfolios. Please refer to the asset quality section below for a further discussion of asset quality as it relates to the allowance for loan losses.

The Company measures delinquency based on the amount of past due loans as a percentage of total loans. The ratio of delinquent loans to total loans increased to 2.42% at September 30, 2022 as compared to 2.14% at December 31, 2021. Delinquent loans (numerator) decreased $3.6 million while total loan balances (denominator) increased $53.5 million at September 30, 2022, as compared to December 31, 2021. The increase in past due loans was driven by an increase of $649,000 in loans delinquent 30-59 days, an increase of $690,000 in loans delinquent 60-89 days, and a $2.2 million increase in loans delinquent 90 days and over past due at September 30, 2022 as compared to December 31, 2021.

At September 30, 2022, there were $21.4 million in loans past due including $5.9 million in loans 30-59 days past due, $5.3 million in loans 60-89 days past due and $10.2 million in loans 90 or more days past due. At December 31, 2021, there were $17.9 million in loans past due including $5.2 million in loans 30-59 days past due, $4.6 million in loans 60-89 days past due and $8.0 million in loans 90 or more days past due.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, including insurance agency commissions, and net gains on sales of securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

Unaudited	For the three months ended				For the nine months ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	Change		September 30, 2022	September 30, 2021	Change
Service charges on deposit accounts	$334	$393	$(59)	-15.0%	$876	$1,082	$(206)	-19.0%
Earnings and gain on bank owned life insurance	156	164	(8)	-4.9%	441	418	23	5.5%
Loan servicing fees	74	54	20	37.0%	260	155	105	67.7%
Debit card interchange fees	180	236	(56)	-23.7%	639	698	(59)	-8.5%
Insurance agency revenue	258	303	(45)	-14.9%	849	817	32	3.9%
Other charges, commissions and fees	310	235	75	31.9%	1,002	800	202	25.3%
Noninterest income before (losses) gains	1,312	1,385	(73)	-5.3%	4,067	3,970	97	2.4%
Net (losses) gains on sales of securities, fixed assets, loans and foreclosed real estate	(151)	72	(223)	-309.7%	(46)	483	(529)	-109.5%
Gains on marketable equity securities	-	89	(89)	-100.0%	39	372	(333)	89.5%
Total noninterest income	$1,161	$1,546	$(385)	-24.9%	$4,060	$4,825	$(765)	-15.9%

Third quarter 2022 noninterest income was $1.2 million, a decrease of $385,000, or 24.9%, compared to $1.5 million for the same three month period in 2021. The decrease in noninterest income, as compared to the same quarter of the previous year was due to (1) a loss on sales and redemptions of investment securities in the current quarter, compared to a net gain in the third quarter of 2021, (2) no activity with sales of marketable equity securities in the current quarter compared to the net gain on marketable equity securities recorded in the third quarter of 2021, and (3) a decrease in service charges for overdraft, ATM fees and insufficient funds on deposit accounts for the current quarter compared to the third quarter of 2021.

Noninterest income was $4.1 million for the nine months ended September 30, 2022, a decrease of $765,000, or 15.9%, compared to $4.8 million for the same nine month period in 2021. The decrease in noninterest income, as compared to the nine month period of the previous year was primarily due to the net loss on sales and redemptions of investment securities, a decline in the gains on marketable securities and a reduction in services charges on deposit accounts.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

Unaudited	For the three months ended				For the nine months ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	Change		September 30, 2022	September 30, 2021	Change
Salaries and employee benefits	$4,196	$3,624	$572	15.8%	$12,030	$10,466	$1,564	14.9%
Building and occupancy	835	724	111	15.3%	2,491	2,387	104	4.4%
Data processing	485	686	(201)	-29.3%	1,552	2,016	(464)	-23.0%
Professional and other services	267	385	(118)	-30.6%	1,112	1,253	(141)	-11.3%
Advertising	199	191	8	4.2%	621	696	(75)	-10.8%
FDIC assessments	162	222	(60)	-27.0%	606	652	(46)	-7.1%
Audits and exams	141	193	(52)	-26.9%	424	572	(148)	-25.9%
Insurance agency expense	229	227	2	0.9%	687	627	60	9.6%
Community service activities	58	59	(1)	-1.7%	193	181	12	6.6%
Foreclosed real estate expenses	17	8	9	112.5%	57	30	27	90.0%
Other expenses	678	504	174	34.5%	1,892	1,424	468	32.9%
Total noninterest expenses	$7,267	$6,823	$444	6.5%	$21,665	$20,304	$1,361	6.7%

Total noninterest expense for the third quarter of 2022 was $7.3 million, an increase of $444,000, or 6.5%, compared to $6.8 million for the third quarter of 2021. The increase was primarily a result of higher salaries and employee benefits expense of $572,000, or 15.8%, and a net decrease of $128,000, or 4.0%, in all other expense categories. The $572,000 increase in salaries and benefits expense for the three months ended September 30, 2022 was primarily due to increases in individual staff salaries and commissions and other compensation expenses paid related to increased levels of insurance and investment services activities. Additionally, salaries and benefits expenses increased due to additions to staff headcount concentrated primarily in the loan servicing areas and within the Bank's branch system. Staffing increases in the Bank's branch system were made in anticipation of the imminent opening of the Bank's eleventh branch. During 2022, the Company increased its salary structure where it was deemed appropriate in order to effectively respond to inflationary and competitive pressures within our marketplace to recruit and retain talent.

Total noninterest expense for the nine month period of 2022 was $21.7 million, an increase of $1.4 million, or 6.7%, compared with $20.3 million for the prior year period. The increase was primarily a result of higher salaries and employee benefits expense of $1.6 million, or 14.9%, that was primarily comprised of a $1.0 million, or 10.7%, increase in salaries, a $379,000 reduction in the level of deferred employee-related expenses related to loan origination volume declines following the cessation of the PPP, a $136,000 increase in employee benefits and a $85,000 net increase in all other salaries and employee benefit expenses.

The $1.0 million increase in salaries expense for the nine months ended September 30, 2022 was primarily due to increases in individual salaries, enacted early in 2022 and continuing through the year, as well as additions to staff headcount primarily in the loan servicing areas and within the Bank's branch system, as discussed above. Additionally, under generally accepted accounting principles (GAAP), certain direct costs related to loan originations are deferred and recorded as an adjustment to yield over the life of the loan. The $379,000 reduction in the total deferred employee related expenses in the nine months ended September 30, 2022, as compared to the same nine month period in 2021, was primarily due to the termination of the PPP loan program in 2021, which returned loan origination volume to normalized levels. The $136,000 increase in employee benefit expenses is consistent with increased staffing levels and additionally reflects increases in per-employee benefit costs, including health insurance premiums.

At September 30, 2022, the Bank serviced 511 residential mortgage loans in the aggregate amount of $52.5 million that have been sold on a non-recourse basis to FNMA. FNMA is the only unrelated third-party that has acquired loans originated by the Bank. On an infrequent basis, loans previously sold to FNMA that subsequently default may be found to have underwriting defects that place the loans out of compliance with the representations and warranties made by the Bank. This can occur at any time while the loan is outstanding. In such cases, the Bank is required to repurchase the defaulted loans from FNMA. Repurchase losses sustained by the Bank include all costs incurred by FNMA as part of the foreclosure process, including items such as delinquent property taxes and legal fees. No such claims against the Bank were made by FNMA in the three or nine month periods ended in either September 30, 2022 or September 30, 2021. Management continues to monitor the underwriting standards applied to all residential mortgage loan originations and subsequent sales through its quality control processes and considers these occurrences and their related expenses to be isolated instances.

Income Tax Expense

Income tax expense decreased $233,000 to $772,000, with an effective tax rate of 19.6%, for the quarter ended September 30, 2022, as compared to $1.0 million with an effective tax rate of 23.2% for the same three month period in 2021. The reduction in income tax expense for the quarter ended September 30, 2022, as compared to the same quarter in 2021, was primarily driven by the aforementioned decrease in the effective tax rate, combined with a decrease of $446,000 in recorded net income. The effective income tax rate decreased 3.6% to 19.6% for the three months ended September 30, 2022 as compared to 23.2% for the same three month period in 2021. The decrease in the tax rate in the third quarter of 2022, as compared to the same quarter in 2021, was primarily related to an increase in tax exempt income derived from increased average balances of investment securities issued by state and political subdivisions.

Income tax expense decreased $132,000 to $2.3 million, with an effective tax rate of 19.4%, for the nine months ended September 30, 2022, as compared to $2.4 million with an effective tax rate of 22.0%, for the same nine month period in 2021. The decrease in income tax expense and effective income tax rate for the nine months ended September 30, 2022, as compared to the same nine month period in 2021, was primarily driven by the increase in tax exempt interest on securities.

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

Earnings per Share

Basic and diluted earnings per Voting share were $0.52 per share for the third quarter of 2022, as compared to $0.56 per basic and diluted Voting share for the same quarter of 2021. Basic and diluted earnings per Series A Non-Voting share were $0.52 per share for the third quarter of 2022, as compared to $0.56 per basic and diluted Series A Non-Voting share for the same quarter of 2021.

Basic and diluted earnings per Voting share were $1.55 per share for the nine month period ended September 30, 2022, as compared to $1.43 for the same period year period. Basic and diluted earnings per Series A Non-Voting share were $1.55 for the nine month period ended September 30, 2022, as compared to $1.43 for the same prior year period. The increase in earnings per share between these two periods was due to the increase in net income between these two time periods. Further information on earnings per share can be found in Note 3 of this Form 10-Q.

Changes in Financial Condition

Assets

Total assets increased $111.8 million, or 8.7%, to $1.40 billion at September 30, 2022 as compared to $1.29 billion at December 31, 2021. This increase was due primarily to increases in loans and investment securities.

Loans totaled $886.2 million at September 30, 2022, an increase of $53.7 million compared to $832.5 million at December 31, 2021, primarily due to increases of $48.9 million in commercial real estate loans, $4.3 million in commercial business loans and $13.1 million in residential real estate loans. These increases were offset by a $12.8 million decrease in total consumer loans.

Investment securities, including investment in FHLB-NY stock, increased $36.0 million, or 10.1%, to $392.4 million at September 30, 2022, as compared to $356.4 million at December 31, 2021, due principally to purchases of securities during the first nine months of 2022, that were partially offset by sales and redemptions of securities totaling $50.3 million and unrealized losses of $15.8 million in the portion of the investment portfolio characterized as available-for-sale as a result of the increase in market interest rates through the third quarter of 2022.

Liabilities

Total liabilities increased $114.6 million, or 9.8%, to $1.29 billion at September 30, 2022, compared to $1.17 billion at December 31, 2021. Deposits increased $125.2 million, or 11.9%, to $1.18 billion at September 30, 2022, compared to $1.06 billion at December 31, 2021. Interest-bearing deposits, primarily time deposits acquired through various broker channels, were the primary driver of growth between the comparable dates and totaled $993.4 million at September 30, 2022, an increase of $130.0 million, or 15.1% from the 2021 year end.

Borrowed funds balances from the FHLB-NY decreased $11.5 million, or 14.9%, to $65.6 million at September 30, 2022 from $77.1 million at December 31, 2021 as the Bank primarily used net incoming deposit cash flows to repay borrowings at their scheduled maturity dates.

Shareholders’ Equity

Total shareholders’ equity was $107.3 million at September 30, 2022, a decrease of $3.0 million, as compared to $110.3 million at December 31, 2021. The $3.0 million decline in shareholders' equity was primarily due to an increase of $11.3 million in accumulated other comprehensive loss, due to unrealized temporary losses on investment securities categorized as available-for-sale, and $740,000 in declared dividend distributions, partially offset by an increase in retained earnings for the nine months ended September 30, 2022 of $7.6 million, or 12.5%.

The $11.3 million tax-effected increase in accumulated other comprehensive loss from December 31, 2021 to September 30, 2022, was primarily due to the decline in the fair value of the Company's available-for-sale investment securities portfolio during that period. The available-for-sale investment securities portfolio, with an aggregate amortized historical cost of $191.5 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $15.8 million, or 8.25%, at September 30, 2022. The available-for-sale investment securities portfolio, with an aggregate amortized historical cost of $190.6 million, had an aggregate fair value that exceeded its aggregate amortized historical cost by $579,000, or 0.30%, at December 31, 2021. The resultant $15.2 million total decline in the fair value of the available-for-sale investment portfolio's aggregate fair value relative to its aggregate amortized historical cost, in the nine months ended September 30, 2022, was due to the significant increase in general interest rates that occurred in that period and did not represent any other-than-temporary impairment within the portfolio at September 30, 2022.

Capital

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its banking operations. This strong capital position serves to support growth and expansion activities while at the same time exceeding regulatory standards. At September 30, 2022, the Bank met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 8%, Tier 1 common equity exceeding 6.5%, and a total risk-based capital ratio exceeding 10%.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The buffer is separate from the capital ratios required under the Prompt Corrective Actions (“PCA”) standards. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum levels of the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity. At September 30, 2022, the Bank exceeded all regulatory required minimum capital ratios, including the capital buffer requirements.

Pathfinder Bank’s capital amounts and ratios as of the indicated dates are presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be "Well-Capitalized" Under Prompt Corrective Provisions		Minimum For Capital Adequacy with Buffer
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2022:
Total Core Capital (to Risk-Weighted Assets)	$141,354	14.69%	$76,993	8.00%	$96,241	10.00%	$101,053	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$129,304	13.44%	$57,744	6.00%	$76,993	8.00%	$81,805	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$129,304	13.44%	$43,308	4.50%	$62,556	6.50%	$67,368	7.00%
Tier 1 Capital (to Assets)	$129,304	9.48%	$54,576	4.00%	$68,220	5.00%	$68,220	5.00%
As of December 31, 2021
Total Core Capital (to Risk-Weighted Assets)	$129,166	15.19%	$68,013	8.00%	$85,016	10.00%	$89,266	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$118,511	13.94%	$51,009	6.00%	$68,013	8.00%	$72,263	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$118,511	13.94%	$38,257	4.50%	$55,260	6.50%	$59,511	7.00%
Tier 1 Capital (to Assets)	$118,511	9.52%	$49,804	4.00%	$62,255	5.00%	$62,255	5.00%

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

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Regulatory Capital Ratios (Bank only)
Total capital (to risk-weighted assets)
Total equity (GAAP)	$121,380	$121,896
Goodwill	(4,536)	(4,536)
Intangible assets	(105)	(117)
Addback: Accumulated other comprehensive income	12,565	1,268
Total Tier 1 Capital	$129,304	$118,511
Allowance for loan and lease losses	12,050	10,655
Total Tier 2 Capital	$12,050	$10,655
Total Tier 1 plus Tier 2 Capital (numerator)	$141,354	$129,166
Risk-weighted assets (denominator)	962,407	850,157
Total core capital to risk-weighted assets	14.69%	15.19%

Tier 1 capital (to risk-weighted assets)
Total Tier 1 capital (numerator)	$129,304	$118,511
Risk-weighted assets (denominator)	962,407	850,157
Total capital to risk-weighted assets	13.44%	13.94%

Tier 1 capital (to adjusted assets)
Total Tier 1 capital (numerator)	$129,304	$118,511
Total average assets	1,369,039	1,249,752
Goodwill	(4,536)	(4,536)
Intangible assets	(105)	(117)
Adjusted assets (denominator)	$1,364,398	$1,245,099
Total capital to adjusted assets	9.48%	9.52%

Tier 1 Common Equity (to risk-weighted assets)
Total Tier 1 capital (numerator)	$129,304	$118,511
Risk-weighted assets (denominator)	962,407	850,157
Total Tier 1 Common Equity to risk-weighted assets	13.44%	13.94%

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of non-accrual loans at the indicated dates:

	September 30,	December 31,	September 30,
(Dollars In thousands)	2022	2021	2021
Nonaccrual loans:
Commercial and commercial real estate loans	$8,201	$6,297	$5,666
Consumer	1,576	1,104	1,289
Residential mortgage loans	848	891	1,830
Total nonaccrual loans	10,625	8,292	8,785
Total nonperforming loans	10,625	8,292	8,785
Foreclosed real estate	221	-	-
Total nonperforming assets	$10,846	$8,292	$8,785

Accruing troubled debt restructurings	$3,716	$3,605	$5,302

Nonperforming loans to total loans	1.22%	1.00%	1.11%
Nonperforming assets to total assets	0.78%	0.65%	0.70%

Nonperforming assets include nonaccrual loans, nonaccrual troubled debt restructurings (“TDR”), and foreclosed real estate (‘‘FRE”). The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more. There are no loans that are past due 90 days or more and still accruing interest. Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the categories of nonaccrual loans or accruing TDRs. There were five TDR loans in nonaccrual status at September 30, 2022 totaling $1.8 million.

As indicated in the table above, nonperforming assets at September 30, 2022 were $10.8 million, and were $2.5 million higher than the $8.3 million reported at December 31, 2021 and $2.0 million higher than the reported $8.8 million at September 30, 2021. The increase in the nonperforming loan portfolio on September 30, 2022, as compared to December 31, 2021, was primarily the result of the placement of $1.8 million into nonaccrual status of certain loans within one large commercial real estate loan and commercial loan relationship with a total related outstanding amount of $7.2 million. This relationship is under active resolution management at September 30, 2022.

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

The allowance for loan losses represents management’s estimate of the probable losses inherent in the loan portfolio as of the date of the statement of condition. The allowance for loan losses was $13.6 million and $12.9 million at September 30, 2022 and December 31, 2021, respectively. The ratio of the allowance for loan losses to total loans remained consistent at 1.54% as of September 30, 2022 when compared to 1.55% at December 31, 2021. Management performs a quarterly evaluation of the allowance for loan losses based on quantitative and qualitative factors and has determined that the current level of the allowance for loan losses is adequate to absorb the losses in the loan portfolio as of September 30, 2022.

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

At September 30, 2022 and December 31, 2021, the Company had $17.7 million and $11.4 million in loans, respectively, which were deemed to be impaired, having established specific reserves of $4.2 million and $1.9 million, respectively, on these loans. The $5.7 million increase in impaired loans between these two dates was primarily the result of the placement into nonaccrual status of a group of loans within one large commercial loan and commercial real estate borrower relationship.

Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in those loans being included in future impaired loan reporting. Potential problem loans totaled $42.6 million as of September 30, 2022, a decrease of $1.1 million, or 2.5%, as compared to $43.7 million at December 31, 2021. These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired.

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

Through the first nine months of 2022, as indicated in the consolidated statement of cash flows, the Company reported net cash flow from operating activities of $12.2 million and net cash outflow of $117.4 million related to investing activities. The net cash outflow from investing activities primarily was due to a $61.4 million increase in net investment activity, a $54.6 million increase in net loan activity and a $1.4 million net increase in all other investing activities in aggregate. The Company reported net cash flows from financing activities of $112.5 million generated principally by increased customer and brokered deposit balances of $145.9 million, partially offset by a $11.5 million decrease in net borrowings, a $20.7 million decrease in time deposits, and an aggregate decrease in net cash of $400,000 from all other financing sources, including dividends paid to common voting and non-voting shareholders and warrants of $1.5 million.

The Company has a number of existing credit facilities available to it. At September 30, 2022, total credit available to the Company under the existing lines of credit was approximately $141.6 million at FHLBNY, the Federal Reserve Bank, and two other correspondent banks. As of September 30, 2022, the Company had $65.6 million of the available lines of credit utilized on its existing lines of credit with $76.0 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of September 30, 2022, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

Off-Balance Sheet Arrangements

The Company is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. At September 30, 2022, the Company had $234.5 million in outstanding commitments to extend credit and standby letters of credit.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information relating to this item.

Item 4 – Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer), management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. The term “disclosure controls and procedures,” under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our CEO and CFO concluded that our disclosure controls and procedures were effective as of that date.

There were no changes made in our internal controls during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At September 30, 2022, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material and adverse effect on the financial condition or results of operations of the Company.

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

PATHFINDER BANCORP, INC.

(registrant)

November 14, 2022	/s/ James A. Dowd
James A. Dowd
President and Chief Executive Officer

November 14, 2022	/s/ Walter F. Rusnak
Walter F. Rusnak
Senior Vice President, Chief Financial Officer