Form 10-K
period 2022-12-31
Pathfinder Bancorp, Inc.
filed 2023-03-31
CIK 1609065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2022, as reported by the NASDAQ Capital Market ($19.93), was approximately $68.1 million.

As of March 22, 2023, there were 4,651,829 shares outstanding of the Registrant’s voting common stock and 1,380,283 shares of the Registrant’s Series A nonvoting common stock

DOCUMENTS INCORPORATED BY REFERENCE: Proxy Statement for the 2023 Annual Meeting of Shareholders of the Registrant (Part III).

TABLE OF CONTENTS

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED

DECEMBER 31, 2022

PATHFINDER BANCORP, INC.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"), which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” or words of similar meaning, or future or conditional verbs, such as “will,” “would,” “should,” “could,” or “may.” A forward-looking statement is neither a prediction nor a guarantee of future events. These forward-looking statements include, but are not limited to:

•
statements of our goals, intentions and expectations;
•
statements regarding our business plans, prospects, growth and operating strategies;
•
statements regarding the quality of our loan and investment portfolios; and
•
estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•
general economic conditions, either nationally or in our market area, that are worse than expected;
•
competition within our market area that is stronger than expected;
•
changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;
•
our ability to access cost-effective funding;
•
fluctuations in real estate values and both residential and commercial real estate market conditions;
•
demand for loans and deposits in our market area;
•
our ability to continue to implement our business strategies;
•
competition among depository and other financial institutions;
•
inflation and changes in market interest rates that reduce our margins and yields, reduce the fair value of financial instruments or reduce our volume of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make, whether held in portfolio or sold in the secondary market;
•
adverse changes in the securities markets;
•
changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•
our ability to manage market risk, credit risk and operational risk;
•
our ability to enter new markets successfully and capitalize on growth opportunities;
•
the imposition of tariffs or other domestic or international governmental polices impacting the value of the products of our borrowers;
•
changes in consumer spending, borrowing and savings habits;
•
our ability to maintain our reputation;
•
our ability to prevent or mitigate fraudulent activity;
•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
•
our ability to retain key employees and our existing customers;

•
a breach in security of our information systems, including the occurrence of a cyber incident or a deficiency in cyber security;
•
risks that COVID-19 may adversely impact our customers and lead to continued labor shortages and supply chain disruptions causing a severe disruption in the U.S. economy, and could potentially create business continuity issues for us;
•
political instability or civil unrest;
•
our ability to evaluate the amount and timing of recognition of future tax assets and liabilities;
•
our compensation expense associated with equity benefits allocated or awarded to our employees; and
•
changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. We disclaim any obligation to revise or update any forward-looking statements contained in this Annual Report on Form 10-K to reflect future events or developments.

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

At December 31, 2022 and 2021, 6,032,112 and 5,983,467 shares of Company common stock (voting and non-voting) were outstanding, respectively.

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

At December 31, 2022, the Company had total consolidated assets of $1.40 billion, total deposits of $1.13 billion and shareholders' equity of $111.0 million plus a noncontrolling interest of $585,000, which represents the 49% of the FitzGibbons Agency, LLC not owned by the Company.

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

The Bank also owns 100% of Whispering Oaks Development Corp. (“Whispering Oaks”), a New York corporation that is retained to operate or develop real estate-related projects. Whispering Oaks, through a wholly-owned second-tier subsidiary, is the sole limited partner in an unconsolidated special-purpose real estate management partnership. The partnership currently operates a low-income residential housing facility. The activities of Whispering Oaks, which included the sale of real property, resulted in a pre-tax gain of $111,000 in 2022.

Additionally, the Bank owns 100% of Pathfinder Risk Management Company, Inc., ("PRMC") which was established to record the 51% controlling interest upon the December 2013 purchase of the FitzGibbons Agency, an Oswego County property, casualty and life insurance brokerage business with approximately $1.1 million in annual revenues. The activities of PRMC resulted in pre-tax income of $207,000 in 2022. The Company’s 51% controlling interest in this entity resulted in income of $106,000 for the Company on a consolidated basis in 2022.

MARKET AREA AND COMPETITION

Market Area

We provide financial services to individuals, families, small to mid-size businesses and municipalities through our seven branch offices located in Oswego County, NY, four branch offices located in Onondaga County, NY and one limited purpose office located in Oneida County, NY. Our primary lending market area includes both Oswego and Onondaga Counties. However, our primary deposit generating area is concentrated in Oswego County and in the areas surrounding our Onondaga County branches.

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

Based on recent independent market survey reports, median home values were $204,700 in Onondaga County and $132,400 in Oswego County at the end of 2022. Home values have shown only modest increases in recent years within the Syracuse, NY metro area, including Onondaga and Oswego Counties. This modest increase in home values within the area followed a period in which home values within the area exhibited relative stability compared to many other areas of the country during the most recent economic recession that began in 2008.

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

Our primary focus is to build and develop profitable consumer and commercial customer relationships while maintaining our role as a community bank. We compete for deposits by offering depositors a high level of personal service, a wide range of competitively-priced financial services, and a well distributed network of branches, ATMs, and electronic banking. We compete for loans through our competitive pricing, our experienced and active loan officers, local knowledge of our market and local decision making, strong community support and involvement, and a highly reputable brand. Notwithstanding the significant but temporary economic dislocations associated with the COVID-19 pandemic in 2020 and 2021, overall economic activity in the local marketplace and, more specifically, demand for commercial and residential loans grew significantly over the past decade. This growth in overall loan demand in our market area also attracted increased competition from financial institutions for those loans. Additionally, from a competitive perspective, some of our competitors offer products and services that we do not offer, such as trust services and private banking.

As of June 30, 2022, based on the most recently-available FDIC data, we had the largest market share in Oswego County, representing 48.7% of all deposits, and we additionally held 2.0% of all deposits in Onondaga County. In addition, when combining both Oswego and Onondaga Counties, we have the fifth largest market share of fifteen institutions, representing 7.7% of the total market.

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

The Bank also participated in the Paycheck Protection Program (“PPP”), a specialized low-interest loan program funded by the U.S. Treasury Department and administered by the U.S. Small Business Administration (“SBA”) pursuant to the CARES Act and subsequent legislation. PPP loans had an interest rate of 1.0% and a two-year or five-year loan term to maturity. The SBA guaranteed 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, was eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and the loan proceeds are used for qualifying expenses. The Paycheck Protection Program ended in May 2021. Through that date, the Bank received approval from the SBA for 1,177 loans totaling approximately $111.7 million through this program. As of this filing, the Company has submitted forgiveness applications for all of its originated loans and has five PPP loans remaining within its portfolios. Gross revenues recognized from PPP loan activities were $707,000 and $2.2 million in the years ended December 31, 2022 and 2021, respectively. The Bank held $203,000 in outstanding PPP loans in portfolio at December 31, 2022 and anticipates that all activities related to the PPP will be completed in the first quarter of 2023.

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

We currently offer one-to-four family residential real estate loans with terms up to 30 years that are generally underwritten according to Federal National Mortgage Association (“Fannie Mae”) guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed-rate and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which as of December 31, 2022, was generally $647,200 for single-family homes in our market area.

Conforming loans are generally saleable at management’s discretion, we hold our one-to-four family residential real estate loans in our portfolio but do sell mortgages into the secondary market, at management’s discretion, as a source of liquidity or as a means of managing liquidity and interest-rate risks. Such loan sales were conducted on a limited basis in 2022 and to a substantially more significant degree in 2021. The decrease in residential mortgage sales in 2022, as compared to the previous year, was directly related to significant overall decreases in the volume of 20- and 30-year mortgage loans originated by the Bank in 2022. This decrease in originated volume was primarily due to decreased customer demand for mortgage loans resulting from significant increases in mortgage interest rates. A significant portion of our retained loan portfolio consists of fixed-rate one-to-four family residential real estate loans with terms in excess of 15 years. We also originate one-to-four family residential real estate loans secured by non-owner occupied properties. However, we generally do not make loans in excess of 80% loan-to-value on non-owner occupied properties.

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

At December 31, 2022 the Bank held fifteen pools of loans originated by eleven unaffiliated third-party lenders with an aggregate amortized historical cost of $115.2 million. Of this total, $94.9 million in aggregate amortized historical cost relates to six loan pools acquired either in the fourth quarter of 2020 or during 2021, $19.9 million in aggregate amortized historical cost relates to seven loan pools acquired in 2019, and $400,000 in aggregate amortized historical cost relates to two loan pools acquired prior to 2019. Purchased loans have certain credit risk profiles distinct from those of the Bank’s self-originated portfolio, most especially the portion of the purchased loans that are classified as unsecured consumer loans. At December 31, 2022, the Bank held $32.0 million (three pools), $4.2 million (three pools), $6.0 million (one pool), and $3.9 million (one pool), in purchased pooled loans secured by consumer installment contracts, automobiles, home equity lines of credit and residential real estate, respectively. The Bank also held $26.4 million (two pools) in purchased secured commercial lines of credit. In addition, the Bank held $40.6 million (four pools) in purchased unsecured consumer loans and $2.1 million (one pool) in commercial installment loans at December 31, 2022. The loans within these pools have performed substantially as anticipated since their acquisition dates and, in many cases, have contractually-specified credit enhancement provisions provided by the Sellers that continue to reduce the Bank’s realized and potential credit exposures with respect to these loan pools. Nonperforming and delinquent loans within these loan pools are reported on an aggregate basis as components of the Bank’s overall loan performance statistics at December 31, 2022 and December 31, 2021, respectively.

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

If a loan is in excess of any individual loan officer’s lending authority, the extension of credit must be referred to the Officer Loan Committee (“OLC”). The OLC is comprised of the President (serving as chairman), the Executive Vice President and Chief Banking Officer (serving as chair in the absence of the President), the Executive Vice President, Chief Operating Officer, as well as other members of the management team and retail and commercial lenders as may be appointed by the President. The OLC has authority to approve all commercial loans, and one-to-four family residential real estate loans where the total related credit is $1.2 million or less which are not within the lenders’ individual authority. In addition, the OLC may approve all municipal loans, where the total related credit is $2.5 million or less, and the individual loan amount is $2.5 million or less for rated municipal loans, and $1.5 million for unrated credits. The OLC has the authority to approve all consumer loans where the total related credit is $2.5 million or less and the individual loan amount is $200,000 for unsecured loans or $750,000 for secured loans. The Directors Loan Committee, which consists of members of the Bank’s Board of Directors, must approve all extensions of credit in excess of the limits for the OLC and lenders' individual authority.

Loans to One Borrower

Under New York law, New York commercial banks are subject to loans-to-one borrower limits, which are substantially similar as those applicable to national banks, which generally restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus, which was $22.4 million at December 31, 2022, on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus, which was $14.9 million at December 31, 2022, if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate), subject to exceptions.

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

We also employ a risk grading system for our loans to help assure that we are not taking unnecessary and/or unmanageable risk. The primary objective of the loan risk grading system is to establish a method of assessing credit risk to further enable management to measure loan portfolio quality and the adequacy of the allowance for loan losses. Further, we contract with an external loan review firm to complete a credit risk assessment of the loan portfolio on a regular basis to help determine the current level and direction of our credit risk. The external loan review firm communicates the results of their findings to the Directors Loan Committee in writing and by periodically attending the Directors Loan Committee meetings. Any material issues discovered in an external loan review are also communicated immediately to the President of the Bank. See Note 5 to the consolidated financial statements for further details on the Company’s credit quality indicators that define our risk grading system.

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

The general objectives of the investment securities portfolio are to assist in the overall interest rate risk management of the Bank, while generating a reasonable rate of return consistent with the risk of purchased principal, provide a source of liquidity, and reduce our overall credit risk profile. We also purchase securities to provide necessary liquidity for day-to-day operations and when investable funds exceed loan demand, as well as to provide highly liquid assets under collateralization arrangements related to municipal deposits. The effect that the proposed security purchase would have on our overall credit and interest rate risk profile and our risk-based equity ratios is also considered in evaluating the timing, mix and characteristics of investment security purchases.

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

MORTGAGE-BACKED SECURITIES AND COLLATERALIZED MORTGAGE OBLIGATIONS

We purchase mortgage-backed securities and collateralized mortgage obligations guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. In recent years, the Bank has also increased the level of its investments in mortgage-backed securities and collateralized mortgage obligations issued by private entities. These securities are generally senior tranches, and most often the most senior tranche of multi-class issuances that provide substantial credit enhancements to their senior tranches and therefore reasonable, but not absolute, protection for the Bank from the risks of default. We invest in mortgage-backed securities and collateralized mortgage obligations to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk through geographic diversification. These securities are generally relatively short in duration and therefore reduce the Bank’s sensitivity to changes in interest rates. All privately issued mortgage-backed securities held by the Bank at December 31, 2022 were either rated at or above the lowest investment grade for credit quality by a nationally-recognized statistical rating organization (a “NRSRO”) or were the most senior tranches of securitizations that were not rated by a NRSRO at the time of the securities’ issuance. We regularly monitor the credit quality of this portfolio. At December 31, 2022, no securities held by the Bank in this category had been downgraded by a NRSRO.

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

The securities of the type the Bank typically invests in are collateralized by consumer loans or commercial business trade receivables and are generally senior tranches of multi-class issuances. These tranches are offered with substantial credit enhancements and therefore reasonable, but not absolute, protection for the Company from the risks of default. We invest in asset-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk through geographical and asset-type diversification. These securities are generally relatively short in duration and therefore reduce the Bank’s sensitivity to changes in interest rates. All asset-backed securities held by the Bank at December 31, 2022 were either rated at or above the lowest investment grade for credit quality by a NRSRO or were the most senior tranches of securitizations that were not rated by a NRSRO at the time of the securities’ issuance. We regularly monitor the underlying credit quality of this portfolio. At December 31, 2022, no securities held by the Bank in this category had been downgraded by a NRSRO.

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

The CDARS program is a form of a brokered deposit facility in which we have been a participant since 2009. In addition to offering depositors enhanced FDIC insurance coverage, being a participant in CDARS allows us to fund our balance sheet through the CDARS One-Way Buy program. This program uses a competitive bid process for available deposits, up to a varying amount that was approximately $50 million at any one weekly bidding session as of December 31, 2022, at specified terms. These deposits work well for us because of their weekly availability, coupled with their short term duration, which allows us to more closely mirror our funding needs. We believe this arrangement is a viable source of funding provided that we maintain our “well-capitalized” status. See Note 11 to the consolidated financial statements for further details on our brokered deposits.

In addition, from time to time, the Bank will acquire larger blocks of brokered deposits, outside of the CDARS program, that are obtained from unaffiliated third-party financial institutions. These brokered deposits generally have longer maturity dates than the CDARS deposits, can be acquired in more substantial block size, and generally have issuance rates similar to the CDARS program.

Brokered deposits are employed by the Bank’s management to supplement the funding that the Bank obtains from customer deposits and other borrowings, principally from the FHLBNY, and are used to increase the overall efficiency of the Bank’s funding mix. Management intends to continue to use brokered deposits in the future as an integral part of its overall funding strategies.

Borrowings

The Bank has a number of existing credit facilities available to it. At December 31, 2022, the Bank had existing lines of credit at FHLBNY, the Federal Reserve Bank (“FRB”), and two other correspondent banks. We obtain advances primarily from the FHLBNY utilizing the common stock we own in the FHLBNY, qualifying residential mortgage loans held in portfolio, and certain investment securities as collateral provided certain standards related to creditworthiness are met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. FHLBNY advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.

Subordinated Debt

The Company has a non-consolidated subsidiary trust, Pathfinder Statutory Trust II, of which the Company owns 100% of the common equity. The Trust issued $5,000,000 of 30-year floating rate Company-obligated pooled capital securities of Pathfinder Statutory Trust II (“Floating-Rate Debentures”). The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms. The capital securities mature in 2037 and are treated as Tier 1 capital by the FDIC and the Federal Reserve. The capital securities of the trust are a pooled trust preferred fund of Preferred Term Securities VI, Ltd., with interest rates that reset quarterly, and are indexed to the 3-month London Interbank Offered Rate (“LIBOR)” plus 1.65%. These securities have a five-year call provision. The Company guarantees all of these securities.

The United Kingdom’s Financial Conduct Authority (“FCA”), the organization responsible for regulating LIBOR, ceased publishing LIBOR indices at the end of 2021. The Alternative Reference Rates Committee (the “ARRC”), formed by the Federal Reserve Board and the Federal Reserve Bank of New York, had been charged with developing an alternative rate that replaced LIBOR in the United States (U.S. dollar-denominated LIBOR). The ARRC identified the Secured Overnight Financing Rate (“SOFR”) as the rate that represents best practice for use in U.S. dollar-denominated LIBOR derivatives and other financial contracts. Accordingly, SOFR has currently replaced LIBOR in the substantial majority of contracts in which LIBOR was used. Management has analyzed the Company’s aggregate exposure to instruments that are indexed to LIBOR (including the Company’s acquired loan participations, fixed-income investments, hedging instruments and the Floating-Rate debt) and concluded that the adoption of SOFR will not materially impact the Company or the results of its operations.

The Company's equity interest in the trust subsidiary is included in other assets on the Consolidated Statements of Financial Condition at December 31, 2022 and 2021. For regulatory reporting purposes, the Federal Reserve Board has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them.

On April 1, 2021 the Company redeemed its then currently-outstanding $10.0 million non-amortizing subordinated debt that was originally scheduled to mature on October 1, 2025. The Company had the right to prepay the Subordinated Debt at any time after October 15, 2020 without penalty. The terms of the Subordinated Debt required fixed interest payments at an annual interest rate of 6.25% after February 29, 2016 until the Loan’s scheduled maturity date. In the first quarter of 2021, the Company exercised its existing contractual option and issued a Notice of Redemption (“NOR”) to the holders of the 2015 Subordinated Debt, which was scheduled to mature on October 1, 2025. With the issuance of this NOR, the Company redeemed the $10.0 million 2015 Subordinated Debt, plus accrued interest on April 1, 2021. The redemption of this $10.0 million component of the Company’s outstanding subordinated debt prospectively reduced interest expense after April 1, 2021 by $625,000 annually. Interest expense, related to this borrowing, of $-0- and $156,000 was recorded in the years ended December 31, 2022 and 2021, respectively.

On October 14, 2020, the Company executed a private placement of $25.0 million of its 5.50% Fixed to Floating Rate non-amortizing Subordinated Debt (the “2020 Subordinated Debt”) to certain qualified institutional buyers and accredited institutional investors. The 2020 Subordinated Debt has a maturity date of October 15, 2030 and initially bear interest, payable semi-annually, at a fixed annual rate of 5.50% per annum until October 15, 2025. Commencing on that date, the interest rate applicable to the outstanding principal amount due will be reset quarterly to an interest rate per annum equal to the then current three month SOFR plus 532 basis points, payable quarterly until maturity. The Company may redeem the 2020 Subordinated Debt at par, in whole or in part, at its option, any time after October 15, 2025 (the first redemption date). The 2020 Subordinated Debt is senior in the Company’s credit repayment hierarchy only to the Company’s common equity and, and any future senior indebtedness and is intended to qualify as Tier 2 capital for regulatory capital purposes for the Company. The Company paid $783,000 in origination and legal fees as part of this transaction. These fees will be amortized over the life of the 2020 Subordinated Debt through its first redemption date using the effective interest method, giving rise to an effective cost of funds of 6.22% from the issuance date calculated under this method. Accordingly, interest expense related to this transaction of $1.6 million and $1.5 million was recorded in the years ended December 31, 2022 and 2021, respectively.

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

New York State Community Reinvestment Regulation

Pathfinder Bank is also subject to provisions of the New York State Banking Law which imposes continuing and affirmative obligations upon banking institutions organized in New York State to serve the credit needs of its local community (“NYCRA”) which are substantially similar to those imposed by the Federal Community Reinvestment Act (“CRA”). Pursuant to the NYCRA, a bank must file copies of all federal CRA reports with the NYSDFS. The NYCRA requires the NYSDFS to make a written assessment of a bank’s compliance with the NYCRA every 24 to 36 months, utilizing a four-tiered rating system and make such assessment available to the public. The NYCRA also requires the Superintendent to consider a bank’s NYCRA rating when reviewing a bank’s application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. Pathfinder Bank’s NYCRA most recent rating, dated September 30, 2021, was “satisfactory.”

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management personnel if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. Notwithstanding the foregoing, pursuant to the EGRRCPA, the FDIC finalized a rule that established a community bank leverage ratio (“CBLR”). The CBLR (Tier 1 capital to average consolidated assets) was established at 9% for institutions under $10 billion in assets and such institutions may elect to utilize the CBLR threshold level of capital in lieu of the generally-applicable risk-based capital requirements under Basel III. Such institutions that meet the CBLR threshold and certain other qualifying criteria will automatically be deemed to be well-capitalized. The new rule took effect on January 1, 2020. Pursuant to the CARES Act, the federal banking agencies issued final rules to set the Community Bank Leverage Ratio at 8% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the Community Bank Leverage Ratio increased to 8.5% for the calendar year. On January 1, 2022, the Community Bank Leverage Ratio requirement returned to 9%. A financial institution can elect to be subject to this new definition. The Bank did not elect to become subject to the Community Bank Leverage Ratio.

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

At December 31, 2022, Pathfinder Bank was well-capitalized.

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

The FDIC assesses insured depository institutions to maintain its Deposit Insurance Fund. Under the FDIC’s risk-based assessment system, institutions deemed less risky pay lower assessments. Assessments for institutions of less than $10 billion of assets are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure of an institution’s failure within three years. Assessment rates for institutions of the Bank’s size ranged from 1.5 to 30 basis points effective through December 31, 2022. The FDIC has authority to increase insurance assessments and adopted a final rule in October 2022 to increase initial base deposit insurance assessment rates by two basis points beginning in the first quarterly assessment period of 2023. As a result, effective January 1, 2023, assessment rates for institutions of the Bank’s size will range from 2.5 to 32 basis points.

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

Federal Home Loan Bank System. Pathfinder Bank is a member of the Federal Home Loan Bank System, which consists of eleven regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLBNY, Pathfinder Bank is required to acquire and hold a specified amount of shares of capital stock in the FHLBNY. As of December 31, 2022, Pathfinder Bank was in compliance with this requirement.

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

In December 2014, legislation was passed by Congress that required the Federal Reserve Board to revise its “Small Bank Holding Company Policy Statement” to exempt bank and savings and loan holding companies with less than $1.0 billion of consolidated assets from the consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities. The Federal Reserve Board maintains authority to apply the consolidated capital requirements to any bank or savings and loan holding company as warranted for supervisory purposes. Regulations implementing the exemption were effective in May 2015.

On August 28, 2018, pursuant to EGRRCPA, the Federal Reserve Board issued an interim final rule revising the Policy Statement increasing the consolidated asset limit to $3 billion. Under the Policy Statement, a BHC that meets certain Qualitative Requirements:

•
is exempt from the FRB's risk-based capital and leverage rules (Appendixes A and D of Regulation Y); and
•
may use debt to finance up to 75% of the purchase price of an acquisition allowing a BHC to have a debt-to-equity ratio of up to 3:1.

The Policy Statement now applies to a BHC with consolidated assets of less than $3 billion that meets the following Qualitative Requirements: (i) it is not engaged in significant non-banking activities either directly or through a non-bank subsidiary; (ii) it does not conduct significant off-balance sheet activities, including securitizations or asset management or administration, either directly or through a non-bank subsidiary; or (iii) it does not have a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC. BHCs that meet these Qualitative Requirements are determined to be "Qualifying BHCs". A Qualifying BHC is exempt from the FRB's risk-based capital and leverage rules. As a consequence, it does not have to comply with the Basel III Capital Adequacy rules. Each subsidiary bank of a Qualifying BHC must comply with the Basel III Capital Adequacy rules (or the Community Bank Leverage Ratio) and must be well-capitalized. If any subsidiary bank is not, the Federal Reserve Board expects it to become well-capitalized within a brief period of time. This Policy Statement applies to the Company.

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

The Company’s federal tax returns are statutorily subject to potential audit for the years 2019 through 2022. No federal income tax returns are under audit as of the date of this report.

Method of Accounting. For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.

Bad Debt Reserves. Prior to 1996, Pathfinder Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of tax law changes in 1996, Pathfinder Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2022, Pathfinder Bank had no reserves subject to recapture in excess of its base year reserves. The Bank continues to be required to use the specific charge-off method to account for tax bad debt deductions.

Taxable Distributions and Recapture. Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if Pathfinder Bank failed to meet certain thrift asset and definitional tests or made certain distributions. Tax law changes in 1996 eliminated thrift-related recapture rules. However, under current law, pre-1988 tax bad debt reserves remain subject to recapture if Pathfinder Bank makes certain non-dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a “bank” for tax purposes. At December 31, 2022, our total federal pre-base year bad debt reserve was approximately $1.3 million.

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

State Taxation

Pathfinder Bancorp, Inc., Pathfinder Bank, Whispering Oaks, and Pathfinder Risk Management Corporation report income on a combined basis to New York State. The New York State franchise tax is imposed in an amount equal to the greater of 6.5% of Business Income for companies with a Business Income Base up to $5 million, or 7.25% for companies with a Business Income Base greater than $5 million, 0.025% and 0.1875% of average Business Capital for 2021 and 2022, respectively, or a fixed dollar amount based on New York sourced gross receipts.

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

Our Values

Our workplace culture is grounded in our customer and employee value proposition. We have adopted a formally-stated set of Values, which are also ingrained in our human capital resource management programs. These Values state that we are:

•
Competent Professionals
•
Service-Driven
•
A Family
•
Respectful
•
Compassionate
•
Proud
•
Honest

Each of the Values, outlined above, are further defined in our internal communications, recognition programs, training programs and team-oriented activities.

Human Capital

The success of our business is highly dependent on our team members, who provide value to our customers and communities through their dedication to our mission and values. We define, exemplify and foster our culture by the Values listed above. We value our team members by investing in a healthy work-life balance, competitive compensation and benefit packages, and a vibrant, team-oriented environment centered on professional service and open communication among team members. We strive to build and maintain a high-performing culture by creating a work environment that attracts and retains outstanding, engaged team members who embody our company mantra of “Local. Community. Trust.”

Demographics

At December 31, 2022, we employed 174 team members, of which 160 were full-time, 10 were part-time, two were interns, and two were temporary employees working on special projects/initiatives. Our staff is comprised of approximately 75% women. We continue to grow and employ team members respectively across our three-county footprint as follows:

Date	Headcount
12/31/2022	174
12/31/2021	173
12/31/2020	183
12/31/2019	162

At December 31, 2022, approximately 60% of our staff was employed at our bank branch and loan production offices, with the remainder of our team employed within all other functional areas, including our customer-facing electronic commerce and call center units. None of these employees are represented by a collective bargaining agreement and management considers its relationship with employees to be good. During fiscal year 2022, we hired 36 employees, of which 29 were full-time, five were part-time, and two were interns. Our voluntary turnover rates for the previous four years are as follows:

Year	Voluntary Turnover %
2022	25.0%
2021	24.2%
2020	13.2%
2019	18.8%

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

With a commitment to equality, inclusion and workplace diversity, we focus on understanding, accepting, and valuing the differences between people. To accomplish this, we continue our efforts through our Diversity, Equity and Inclusion Committee made up of several employee representatives from areas located throughout our market footprint. We collaborate with local business partners to better our understanding and position ourselves to improve and fulfill our commitment to diversity and inclusion. Our goal is to build and leverage a diverse and inclusive workforce and workplace by building leadership capability and organizational capacity. This requires all team members to do their part. Management must possess diversity and inclusion competencies to lead and manage an engaged workforce. All team members must treat their colleagues with respect by listening to different viewpoints, opinions, thoughts and ideas and embracing a culture of inclusion.

A commitment to diversity and inclusion is essential to reflecting the values of our team members and the society we serve today. It makes business sense because it helps us to attract and retain the best talent, it enables us to understand and meet clients' needs more effectively and thus provide a better quality service. We continue our commitment to equal employment opportunity through a robust affirmative action plan, which includes annual compensation analyses and ongoing reviews of our selection and hiring practices, alongside a continued focus on building and maintaining a diverse workforce.

For the year 2022, the population of our workforce was as follows:

Ethnicity	%
American Indian or Alaska Native	0.6%
Asian	1.7%
Black or African American	2.9%
Hispanic or Latino	4.6%
Two or more races (Not Hispanic or Latino)	1.1%
White	89.1%

Age Demographics
Age Range	Total
18-25	25
26-35	50
36-45	44
46-55	18
56-65	33
Over 65	4
Grand Total	174

Compensation and Benefits

We provide a competitive compensation and benefits program to help meet the needs of our team members. In addition to salaries, these programs include annual bonuses, stock awards, a 401(k) Plan with an employer matching contribution in addition to an employer-paid annual contribution, healthcare and other insurance benefits, health savings, flexible spending accounts, paid time off, family leave, identity theft protection, telemedicine service, and an employee assistance program, including mental health services. A survey was conducted to determine employee preferences and changes were made accordingly.

Learning and Development

We invest in the growth and development of our team members by providing a multi-dimensional approach to learning that empowers, intellectually grows, and professionally develops our colleagues. We encourage and support the growth and development of our team members and, wherever possible, seek to fill positions by promotion and transfer from within the organization. Continual learning and career development is advanced through performance and development conversations between team members and their managers, internally developed training programs, customized corporate training engagements and educational reimbursement programs. Reimbursement is available to team members enrolled in pre-approved degree or certification programs at accredited institutions that teach skills or knowledge relevant to our business, in compliance with Section 127 of the Internal Revenue Code, and for seminars, conferences, and other training events team members attend in connection with their job duties. We will be recruiting for a Corporate Trainer in early 2023. This individual will report to Human Resources and be dedicated to this initiative.

Retention Efforts

Employee retention helps us operate efficiently and achieve one of our business objectives. We believe our commitment to living out our core values, actively prioritizing concern for our team members’ well-being, supporting our team members’ career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing team members . In addition, nearly all of our team members are stockholders of the Company through participation in our Employee Stock Ownership Plan, which aligns employee and stockholder interests by providing stock ownership on a tax-deferred basis at no investment cost to our employees. At December 31, 2022, over 34% of our current staff had been with us for ten years or more. There is a team assigned to retention efforts as a strategic initiative for 2023 and forward.

ITEM 1A: RISK FACTORS

Not required of a smaller reporting company.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The Company has seven offices located in Oswego County, four offices located in Onondaga County and one limited purpose office located in Oneida County. Management believes that the Bank’s facilities are adequate for the business conducted. The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 2022. The aggregate net book value of the Bank's premises and equipment was $17.9 million at December 31, 2022. For additional information regarding the Bank's properties, see Notes 8 and 28 to the consolidated financial statements.

Location	Opening Date	Owned/Leased
Main Office	1874	Owned
214 West First Street
Oswego, New York 13126

Plaza Branch	1989	Owned (1)
291 State Route 104 East
Oswego, New York 13126

Mexico Branch	1978	Owned
3361 Main Street
Mexico, New York 13114

Oswego East Branch	1994	Owned
34 East Bridge Street
Oswego, New York 13126

Lacona Branch	2002	Owned
1897 Harwood Drive
Lacona, New York 13083

Fulton Branch	2003	Owned (2)
5 West First Street South
Fulton, New York 13069

Central Square Branch	2005	Owned
3025 East Ave
Central Square, New York 13036

Cicero Branch	2011	Owned
6194 State Route 31
Cicero, New York 13039

Pike Block Branch	2014	Leased (3)
109 West Fayette Street
Syracuse, New York 13202

Clay Branch	2018	Leased (4)
3775 State Route 31
Liverpool, NY 13090

Southwest Corridor Branch	2022	Leased (5)
506 West Onondaga Street
Syracuse, NY 13204

Utica Loan Production Office	2017	Leased (6)
258 Genesee Street
Utica, New York 13502

(1)
The building is owned; the underlying land is leased with an annual rent of $38,000.
(2)
The building is owned; the underlying land is leased with an annual rent of $37,000.
(3)
The premises are leased with an annual rent of $90,000.
(4)
The premises are leased with an annual rent of $74,000.
(5)
The premises are leased with an annual rent of $257,000.
(6)
The premises are leased with an annual rent of $16,000.

ITEM 3: LEGAL PROCEEDINGS

There are various claims and lawsuits to which the Company is periodically involved that are incidental to the Company's business, most notably foreclosures. In the opinion of management, such claims and lawsuits in the aggregate are not expected to have a material adverse impact on the Company's consolidated financial condition and results of operations at December 31, 2022.

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the NASDAQ Capital Market under the symbol “PBHC.”

There were 310 shareholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms) as of March 22, 2023.

The Company did not repurchase any shares of its common stock for the year ended December 31, 2022.

Equity Compensation Plan Information

The following table provides information as of December 31, 2022 with respect to shares of voting common stock that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	223,217	$10.94	10,408

Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Dividends and Dividend History

The Company has historically paid regular quarterly cash dividends on its common stock. The Board of Directors presently intends to continue the payment of regular quarterly cash dividends, subject to the need for those funds for debt service and other purposes. Payment of dividends on the common stock is subject to determination and declaration by the Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, Pathfinder Bank and its subsidiaries’ results of operations and financial condition, tax considerations, and general economic conditions. More details are included within the section titled Regulation and Supervision.

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

On October 16, 2014, Pathfinder Bancorp, MHC converted from the mutual to stock form of organization (the “Conversion”). Following the completion of the Conversion, the Company was created substantially in its current form and Pathfinder Bancorp, MHC ceased to exist. The Company had 6,032,112 and 5,983,467 shares of voting and non-voting common stock in aggregate outstanding at December 31, 2022 and December 31, 2021, respectively.

On June 1, 2016, Pathfinder Bank, a savings bank chartered by the NYSDFS, merged into Pathfinder Commercial Bank, a limited purpose commercial bank also chartered by the NYSDFS. Prior to the merger, Pathfinder Bank owned 100% of Pathfinder Commercial Bank. On that same date, NYSDFS expanded the powers that it had previously granted to Pathfinder Commercial Bank and chartered Pathfinder Commercial Bank as a fully-empowered commercial bank. Simultaneously, the entity that had operated as “Pathfinder Commercial Bank” changed its name to “Pathfinder Bank.” As a result of this charter conversion and accompanying name change, the entity now known as “Pathfinder Bank” became a commercial bank with the full range of powers granted under a commercial banking charter in New York State. The merger, which had no effect on the Company’s results of operations, converted the consolidated Bank from a savings bank to a commercial bank and was completed in order to better align the Bank’s organization certificate with its long-term strategic focus.

Since the Conversion, we have substantially transformed our business activities from those of a traditional savings bank to those of a commercial bank. This transformation of activities has significantly affected the overall composition of our balance sheet. While not reducing our role as a leading originator of one-to-four family residential real estate loans within our marketplace, which had been our primary focus as a savings bank, we have substantially grown our commercial business and commercial real estate loan portfolios since the Conversion. As a commercial bank, we have been able to offer customized products and services to meet individual commercial customer needs and thereby more definitively differentiate our services from those offered by our competitors. As a result, we have been able to create a substantially more diversified loan portfolio than the one that was in place before the completion of the Conversion. When compared to the Bank’s loan portfolio composition prior to the Conversion, it is our view that our current asset portfolio (1) significantly improves upon the distribution of credit risk across a broader range of borrowers, industries and collateral types, and (2) is more likely to generate consistent net interest margin in a broader range of interest rate environments due to the portfolio’s increased percentage of shorter-term and/or adjustable-rate assets. In a concurrent effort, the Bank has been able to fund the majority of the high level of growth in our loan portfolios primarily with deposits gathered from our local community. We believe that we have gathered these deposits at a reasonable overall cost in terms of deposit interest rates, as well as at a reasonable overall level of related infrastructure and customer support service expenses.

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

As discussed above, pursuant to the Securities Purchase Agreement, on May 8, 2019, the Company issued a Warrant to Castle Creek to purchase 125,000 shares of non-voting common stock at an exercise price equal to $14.25 per share. At the same time, the Company entered into a Warrant Agreement with Castle Creek, to, among other things, authorize and establish the terms of the Warrant. The Warrant is exercisable at any time after May 8, 2019, and from time to time, in whole or in part, until May 8, 2026. However, the exercise of such Warrant remains subject to certain contractual provisions, and regulatory approval if Castle Creek’s ownership of Common Stock would exceed 9.9%. At December 31, 2022, Castle Creek owned approximately 8.8% of the Company’s common voting stock. The Warrant will receive dividends equal to the amount paid on the Company’s common stock. The dividend payment shall be calculated on (1) the unexercised portion of the 125,000 notional shares encompassed within the terms of the Warrant, less (2) any exercised portion of the 125,000 shares, times (3) the amount of the quarterly dividend paid to common shareholders. Dividend payments, if declared on the Company’s common stock, will be made on the Warrant until its expiration date.

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

Pursuant to the terms of the Securities Purchase Agreement, Castle Creek is entitled to have one representative appointed to the Company’s Board of Directors for so long as Castle Creek, together with its respective affiliates, owns, in the aggregate, 4.9% or more of all of the outstanding shares of the Company’s Common Voting Stock. If Castle Creek, together with its respective affiliates, owns, in the aggregate, 4.9% or more of all of the outstanding shares of the Company’s Common Voting Stock and does not have a board representative appointed to the Company’s Board of Directors, the Company will invite a person designated by Castle Creek to attend meetings of the Company’s Board of Directors as an observer. At December 31, 2022, Castle Creek elected to have an observer present at substantially all meetings of the Company’s Board of Directors.

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

As a result of the Exchange Agreement, on November 13, 2020, the Company issued to Castle Creek 225,000 shares of its Series B Preferred Stock in exchange for an equivalent number of shares of Company Common Stock held by Castle Creek in a transaction exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended. Castle Creek was the only stockholder of the Series B Preferred Stock. The Company received no cash proceeds as a result of the exchange. In addition, the Company did not pay any commission or remuneration for the solicitation of the exchange.

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

We have consistently maintained our historically strong presence in consumer deposit gathering and residential mortgage lending activities. Notwithstanding the retention of these business lines, we have strategically emphasized developing our business and commercial banking franchise by offering products that are attractive to small-to medium-sized businesses in our market area. We differentiate our commercial loan solutions and related services through the maintenance of high standards of customer service, solution flexibility and convenience. Highlights of our business strategy are as follows:

•
Continuing our emphasis on commercial business and commercial real estate lending. In recent years, we have successfully increased our commercial business and commercial real estate lending activities and portfolio size, consistent with safe and sound underwriting practices. In this regard, we have added, and will continue to add, personnel who are experienced in originating, underwriting and servicing commercial real estate and commercial business loans. We view the growth of our commercial business and commercial real estate loans as a means of further diversifying and increasing our interest income. In increasing our business banking activities, we seek to continuously deepen relationships with local businesses, which offer recurring and potentially increasing sources of both fee income and lower-cost transactional deposits. In that regard, our emphasis on commercial business and commercial real estate lending has complemented, and will continue to complement, our traditional one-to-four family residential real estate lending and consumer deposit gathering franchises.
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
•
Optimizing our deposit mix. We seek to enhance the overall characteristics of our deposit base by emphasizing both consumer and business nonmaturity deposit gathering. During 2022, the Bank recorded an increase in consumer nonmaturity deposits of $38.5 million, or 13.3%, partially offset by a reduction in business nonmaturity deposits of $25.2 million, or 11.0%, and a $7.7 million, or 4.6%, reduction in municipal nonmaturity deposits. The increase in consumer nonmaturity deposits was due to the Bank’s continued focus on the gathering of these deposits, including our emphasis on noninterest-bearing transactional accounts. The decrease in business deposits during 2022 was primarily due to the withdrawal of significant deposits as well as the final closure of all deposit accounts by a single credit union customer upon that credit union's dissolution via merger. The decrease in municipal nonmaturity deposits is considered by management to be primarily cyclical in nature. We expect to make nonmaturity deposit gathering a point of significant organizational focus for the foreseeable future.
•
Continuing to grow our customer relationships and deposit base by expanding our branch network. As conditions permit, we will seek to expand our branch network through a combination of de novo branching and, potentially, acquisitions of branches and/or other financial services entities. We believe that as we expand our branch network, our customer relationships and deposit base will continue to grow. Our branch expansion focus will be primarily within Onondaga County, NY, which encompasses the greater Syracuse, NY area. We currently have four branches in Onondaga County, including the branches in the Southwest Corridor neighborhood adjacent to downtown, Syracuse, NY and in Clay, NY that we opened in the fourth quarters of 2022 and 2018, respectively. We continue to actively seek opportunities for an increased presence within that marketplace. This is consistent with our belief that we have already achieved meaningful brand recognition among potential customers there. In addition to the full-service branches located in Oswego and Onondaga Counties, in 2017 we opened a loan production office in Utica, located in Oneida County, NY, to increase our availability to potential commercial and business loan customers within that market area. We will continue to seek similar branch network expansion opportunities in the future.
•
Diversifying our products and services with a goal of increasing noninterest income over time. We have sought to reduce our dependence on net interest income by increasing fee-based income across a broad spectrum of loan and deposit products. It is expected that we will also benefit in the future from increased ancillary income for service activities related to new and existing customers utilizing those products. The Company's management continues to monitor the competitive environment for these types of noninterest income opportunities and to improve its product design and customer relationship optimization strategies. A significant number of product design changes were implemented in 2022 and have yielded the expected financial benefits and are expected to continue to do so in future periods. In recent years, we have also sought to increase the breadth of services that we provide to our customers. We offer property and casualty and life insurance through our subsidiary, PRMC, and its insurance agency subsidiary, the FitzGibbons Agency, LLC. Additionally, Pathfinder Bank’s investment services operations provide brokerage services to our customers for purchasing stocks, bonds, mutual funds, annuities, and long-term care insurance products. We intend to gradually increase our emphasis on the growth of these businesses. We believe that there will be resultant opportunities to cross-sell these products to our deposit and loan customers which will thereby increase our noninterest income over time.

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
•
Controlling the rate of growth in operating expenses. The Company has sought to reduce the rate of growth in its operating expenses relative to its rate of revenue growth and to thereby increase the Company’s overall profitability. In 2022, the Company’s efficiency ratio was 61.1%, a 2.0% decline from the 63.1% efficiency ratio in 2021, which is consistent with the implementation of these budgetary and expense control mechanisms.
•
Managing capital. The Company received $24.9 million in net proceeds from the sale of approximately 2.6 million shares of common stock as a result of the Conversion in October 2014. In October 2015, the Company executed the issuance of the $10.0 million non-amortizing Subordinated Debt and subsequently used those proceeds in February 2016 to substantially fund the full retirement of $13.0 million in SBLF Preferred stock. The Company received $19.6 million in net proceeds from the sale of 306,977 shares of common stock and 1,155,283 shares of preferred stock as a result of the Private Placement in May 2019. In October 2020, the Company executed the issuance of $25.0 million in non-amortizing Subordinated Debt. In April 2021, the Company retired the Subordinated Debt that it had issued in October 2015, thereby reducing its outstanding balance of Subordinated Debt from $39.4 million at December 31, 2020 to $29.6 million at December 31, 2021. Since year end 2014, we have therefore successfully leveraged the $44.5 million in net new equity capital and the net $25.0 million in Subordinated Debt by growing our consolidated assets by $838.9 million, or 149.5%, to $1.40 billion at December 31, 2022. It is our intent to balance our future growth with capital adequacy considerations in a manner that will continue to allow us to effectively serve all of our key stakeholders and maintain our “well capitalized” capital position.

Selected Financial Data

The following selected consolidated financial data sets forth certain financial highlights of the Company and should be read in conjunction with the consolidated financial statements and related notes

	At or for the years ended December 31,
(In thousands, except per share amounts)	2022	2021	2020	2019	2018
Year End
Total assets	$1,399,921	$1,285,177	$1,227,443	$1,093,807	$933,115
Investment securities available-for-sale	191,726	190,598	128,261	111,134	177,664
Investment securities held-to-maturity	194,402	160,923	171,224	122,988	53,908
Loans receivable, net	882,435	819,524	812,718	772,782	612,964
Deposits	1,125,430	1,055,346	995,907	881,893	727,060
Borrowings and subordinated debt	145,730	106,661	121,450	108,253	133,628
Shareholders' equity	111,582	110,633	97,722	90,669	64,459

For the Year
Total interest income	$51,098	$45,827	$42,507	$41,758	$34,810
Total interest expense	9,695	7,532	10,864	13,528	9,044
Net interest income	41,403	38,295	31,643	28,230	25,766
Provision for loan losses	2,754	1,022	4,707	1,966	1,497
Net interest income after provision for loan losses	38,649	37,273	26,936	26,264	24,269
Total noninterest income	5,914	6,231	6,485	4,917	3,835
Total noninterest expense	28,874	27,495	25,080	25,730	23,549
Income before income taxes	15,689	16,009	8,341	5,451	4,555
Income tax expense	2,656	3,499	1,295	1,165	546
Net income (loss) attributable to noncontrolling interest	101	103	96	10	(22)
Net income attributable to Pathfinder Bancorp, Inc.	$12,932	$12,407	$6,950	$4,276	$4,031
Convertible preferred stock dividends	-	97	291	208	-
Warrant dividends	45	35	30	23	-
Undistributed earnings allocated to participating securities	2,666	2,699	1,224	467	-
Net income available to common shareholders	$10,221	$9,576	$5,405	$3,578	$4,031

Per Share
Income per share - basic	$2.13	$2.07	$1.17	$0.80	$0.97
Income per share - diluted	2.13	2.07	1.17	0.80	0.94
Book value per common share	18.40	18.43	17.56	15.94	14.72
Tangible book value per common share (a)	17.63	17.66	16.53	14.95	13.65
Cash dividends declared	0.36	0.28	0.24	0.24	0.24

Performance Ratios
Return on average assets	0.96%	0.98%	0.60%	0.43%	0.45%
Return on average equity	11.77	11.91	7.43	5.34	6.33
Average equity to average assets	8.17	8.26	8.02	7.97	7.09
Shareholders' Equity to total assets at end of year	7.93	8.58	7.94	8.27	6.88
Net interest rate spread	3.05	3.06	2.68	2.73	2.85
Net interest margin	3.24	3.21	2.88	2.98	3.02
Average interest-earning assets to average interest-bearing liabilities	124.03	124.61	120.49	116.84	116.52
Noninterest expense to average assets	2.15	2.18	2.15	2.56	2.62
Efficiency ratio (a) (b)	61.11	63.07	68.71	78.75	79.04
Dividend payout ratio	20.87	16.17	20.39	30.21	24.93
Return on average common equity	11.77	11.91	8.92	6.02	6.33

	At December 31,
	2022	2021	2020	2019	2018
Asset Quality Ratios
Nonperforming loans to year end loans	1.00%	1.00%	2.58%	0.67%	0.35%
Nonperforming assets to total assets	0.66	0.65	1.74	0.49	0.36
Allowance for loan losses to year end loans	1.71	1.57	1.55	1.11	1.18
Allowance for loan losses to nonperforming loans	169.93	155.99	59.89	165.25	340.13

Regulatory Capital Ratios (Bank Only)
Total capital (to risk-weighted assets)	15.14%	15.19%	13.13%	12.28%	13.69%
Tier 1 capital (to risk-weighted assets)	13.88	13.94	11.87	11.16	12.49
Tier 1 capital (to adjusted assets)	9.67	9.52	8.63	8.20	8.31
Tier 1 Common Equity (to risk-weighted assets)	13.88	13.94	11.87	11.16	12.49

Number of:
Banking offices	12	11	11	11	11
Fulltime equivalent employees	160	161	176	157	160

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

	At or for the years ended December 31,
(In thousands, except per share amounts)	2022	2021	2020	2019	2018
Per Share
Book value per common share
Total Pathfinder Bancorp, Inc. shareholders' equity (book value) (GAAP)	$110,997	$110,287	$97,456	$90,434	$64,221
Preferred stock	-	-	17,901	15,370	-
Total shares outstanding	6,032	5,983	4,531	4,709	4,362
Book value per common share	$18.40	$18.43	$17.56	$15.94	$14.72

Total common equity
Total equity (GAAP)	$110,997	$110,287	$79,555	$75,064	$64,221
Goodwill	4,536	4,536	4,536	4,536	4,536
Intangible assets	101	117	133	149	165
Tangible common equity	$106,360	$105,634	$74,886	$70,379	$59,520

Tangible book value per common share
Tangible common equity	$106,360	$105,634	$74,886	$70,379	$59,520
Total shares outstanding	6,032	5,983	4,531	4,709	4,362
Tangible book value per common share	$17.63	$17.66	$16.53	$14.95	$13.65

Performance Ratios
Efficiency ratio
Operating expenses (numerator)	$28,874	$27,495	$25,080	$25,730	$23,549
Net interest income	41,403	38,295	31,643	28,230	25,766
Noninterest income	5,914	6,231	6,485	4,917	3,835
Less: (Losses)/Gains on the sale/redemption of investment securities, fixed assets, loans, and foreclosed real estate	(282)	551	2,255	393	(132)
Less : Gains/(Losses) on marketable securities	352	382	(629)	81	(62)
Denominator	$47,247	$43,593	$36,502	$32,673	$29,795
Efficiency ratio	61.11%	63.07%	68.71%	78.75%	79.04%

Dividend payout ratio
Dividends declared (numerator)	$2,143	$1,548	$1,102	$1,081	$1,005
Net income available to common shareholders (denominator)	10,221	9,576	5,405	3,578	4,031
Dividend payout ratio	20.97%	16.17%	20.39%	30.21%	24.93%

Return on average common equity
Net income attributable to Pathfinder Bancorp Inc. (GAAP) (numerator)	$12,932	$12,407	$6,950	$4,276	$4,031
Average equity	109,898	104,131	93,586	80,136	63,667
Average preferred stock	-	-	15,709	9,074	-
Denominator	$109,898	$104,131	$77,877	$71,062	$63,667
Return on average common equity	11.77%	11.91%	8.92%	6.02%	6.33%

	At or for the years ended December 31,
(In thousands, except per share amounts)	2022	2021	2020	2019	2018
Regulatory Capital Ratios (Bank Only)
Total capital (to risk-weighted assets)
Total equity (GAAP)	$126,148	$121,896	$106,720	$88,138	$74,530
Goodwill	(4,536)	(4,536)	(4,536)	(4,536)	(4,536)
Intangible assets	(101)	(117)	(133)	(149)	(165)
Addback: Accumulated other comprehensive income	12,172	1,268	2,236	2,971	6,042
Total Tier 1 Capital	$133,683	$118,511	$104,287	$86,424	$75,871
Allowance for loan and lease losses	12,076	10,655	11,002	8,669	7,306
Unrealized Gain on available-for-sale securities	-	-	-	-	-
Total Tier 2 Capital	$12,076	$10,655	$11,002	$8,669	$7,306
Total Tier 1 plus Tier 2 Capital (numerator)	$145,759	$129,166	$115,289	$95,093	$83,177
Risk-weighted assets (denominator)	962,861	850,157	878,380	774,177	607,414
Total core capital to risk-weighted assets	15.14%	15.19%	13.13%	12.28%	13.69%

Tier 1 capital (to risk-weighted assets)
Total Tier 1 capital (numerator)	$133,683	$118,511	$104,287	$86,424	$75,871
Risk-weighted assets (denominator)	962,861	850,157	878,380	774,177	607,414
Total capital to risk-weighted assets	13.88%	13.94%	11.87%	11.16%	12.49%

Tier 1 capital (to adjusted assets)
Total Tier 1 capital (numerator)	$133,683	$118,511	$104,287	$86,424	$75,871
Total average assets	1,387,480	1,249,752	1,212,512	1,059,060	917,740
Goodwill	(4,536)	(4,536)	(4,536)	(4,536)	(4,536)
Intangible assets	(101)	(117)	(133)	(149)	(165)
Adjusted assets (denominator)	$1,382,843	$1,245,099	$1,207,843	$1,054,375	$913,039
Total capital to adjusted assets	9.67%	9.52%	8.63%	8.20%	8.31%

Tier 1 Common Equity (to risk-weighted assets)
Total Tier 1 capital (numerator)	$133,683	$118,511	$104,287	$86,424	$75,871
Risk-weighted assets (denominator)	962,861	850,157	878,380	774,177	607,414
Total Tier 1 Common Equity to risk-weighted assets	13.88%	13.94%	11.87%	11.16%	12.49%

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

Unaudited	For the years ended
(In thousands, except number of loans)	December 31, 2022	December 31, 2021
Number of PPP loans originated in the year	-	478
Funded balance of PPP loans originated in the year	$-	$36,369
Number of PPP loans forgiven in the year	251	796
Balance of PPP loans forgiven in the year	$13,091	$77,054
Deferred PPP fee income recognized in the year	$707	$2,150

(In thousands)	December 31, 2022	December 31, 2021
Unearned PPP deferred fee income at end of year	$12	$716

(In thousands, except number of loans)	Number	Balance
Total PPP loans originated since inception	1,177	$111,721
Total PPP loans forgiven since inception	1,172	111,518
Total PPP loans remaining at December 31, 2022	5	$203

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

Allowance for Loan Losses. The allowance for loan losses represents management's estimate of probable loan losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment on the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and environmental factors, all of which may be susceptible to significant change. The Company establishes a specific allowance for all commercial loans in excess of the total related credit threshold of $100,000 and single borrower residential mortgage loans in excess of the total related credit threshold of $300,000 identified as being impaired which are on nonaccrual and have been risk rated under the Company’s risk rating system as substandard, doubtful, or loss. The Company also establishes a specific allowance, regardless of the size of the loan, for all loans subject to a troubled debt restructuring agreement. In addition, an accruing substandard loan could be identified as being impaired. The measurement of impaired loans is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral, less costs to sell. At December 31, 2022, the Bank’s position in impaired loans consisted of 81 loans totaling $20.2 million. Of these loans, 15 loans, totaling $1.5 million, were valued using the present value of future cash flows method; and 66 loans, totaling $18.7 million, were valued based on a collateral analysis. For all other loans, the Company uses the general allocation methodology that establishes an allowance to estimate the probable incurred loss for each risk-rating category. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in this report.

As noted above, the allowance for loan and lease losses (“ALLL”) represents management’s estimate of probable incurred losses in the Bank’s loan portfolio. Determining the amount of the ALLL requires significant judgment on the part of management and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, consideration of current economic trends and conditions, and other qualitative and quantitative factors, all of which may be susceptible to significant change. Qualitative loss factors are applied to each portfolio segment with the amounts determined by historical loan charge-offs of a peer group of similar-sized regional banks. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall allowance because a wide variety of factors and inputs are considered in estimating the allowance and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others.

In estimating the ALLL on loans, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate. At December 31, 2022, the Bank held $508.5 million in commercial real estate and commercial & industrial loans (collectively, commercial loans) representing 56.6% of the Bank’s entire loan portfolio. The Bank allocated $12.8 million to the ALLL for these loans, including $7.9 million derived from the use of qualitative factors in the calculation. Given the concentration of ALLL allocation to the total commercial loan portfolio and the significant judgments made by management in deriving the qualitative loss factors, management considers the impact that changes in judgments could have on the ALLL. The ALLL could increase (or decrease) by approximately $2.0 million, assuming a 25% negative (or positive) change within the group of qualitative factors used to determine the ALLL for commercial loans. The sensitivity and related range of impacts for various judgments on the ALLL is a hypothetical analysis and is used to determine management’s judgments or assumptions of qualitative loss factors that were utilized at December 31, 2022 in the final recorded estimation of the ALLL on loans recognized on the Statement of Financial Condition.

If the assumptions underlying the determination of the ALLL prove to be incorrect, the ALLL may not be sufficient to cover actual loan losses and an increase to the ALLL may be necessary in future periods to allow for different assumptions or adverse developments. In addition, future problems with one or more specifically-identified loans or one or more specifically-identified borrower relationships could require a significant increase to the ALLL.

Management’s methodology and policy in determining the allowance for loan losses can be found in Note 1 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The activity in the allowance for loan losses is depicted in supporting tables in Note 6 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard’s stated main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables (such as loans) and other financial assets in scope. The ASU requires entities to measure credit losses on most financial assets carried at amortized costs and certain other instruments using an expected credit loss model. Banks in the United States above $5.0 billion in assets generally adopted this new way of measuring loan losses called the “Current Expected Credit Loss” (“CECL”) model in 2020, with smaller public and private banks, such as Pathfinder, required to convert to this method in fiscal years beginning after December 15, 2022. The Company computed its Allowance for Loan Losses at December 31, 2022 using a methodology called the "Incurred Loss Model" ("ILM"), which remained applicable GAAP at that date. ILM (current GAAP) assumes that all loans will be repaid until evidence to the contrary (known as a loss or trigger event) is identified. Only at that point is the impaired loan (or portfolio of loans) written down to a lower value. CECL requires that an estimate of loss for the entire life cycle of each asset with credit loss exposure be recorded at the funding date of that asset as a component of the reported Allowance for Credit Losses. For additional information regarding current expected credit losses, see Notes 2 and 6 to the consolidated financial statements.

The three major differences between CECL and ILM are: (1) CECL requires that reserves for the full, expected life of any asset with credit loss exposure be established at the funding date of the asset. The reserve must consider all expected credit and credit-related losses in aggregate to the asset's maturity (including prepayment projections) using a methodology that both a.) requires an evaluation of the Bank’s segmented internal credit dynamics (historical loss rate, underwriting standards, etc.); and b.) requires evaluations of the macroeconomic environment at funding and at the end of each subsequent reporting period; (2) CECL requires that a broader array of assets, in addition to outstanding loans, must be included in the CECL calculation than were includable under the ILM model; and (3) CECL requires substantially enhanced documentation and underlying assumption, input and calculation support, due to its more extensive modeling assumptions and inputs, as well as its more complex calculations, than were previously considered necessary under ILM.

Beginning on January 1, 2023, the Bank will have to account for all credit loss exposures using this CECL methodology. A nonrecurring adjustment from ILM to CECL was made on January 1, 2023, increasing the ALLL at December 31, 2022 by $2.2 million in determining the beginning ACL for the quarter ended March 31, 2023. This transition adjustment was booked to retained earnings in the first quarter of 2023 and therefore will be a subtraction from tangible book value (“TBV”), after tax effects of approximately $1.7 million.

Deferred Income Tax Assets and Liabilities. Deferred income tax assets and liabilities are determined using the liability method. Under this method, the net deferred tax asset or liability is recognized for the future tax consequences. This is attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income tax expense in the period that includes the enactment date. If current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established. The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change. For additional information regarding the Company's deferred income taxes, see Note 17 to the consolidated financial statements.

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

Evaluation of Goodwill. Management performs an annual evaluation of the Company’s goodwill for possible impairment. Based on the results of the 2022 evaluation, management has determined that the carrying value of goodwill is not impaired as of December 31, 2022. The evaluation approach is described in Note 10 of the consolidated financial statements contained herein.

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

RECENT EVENTS

On December 23, 2022, the Company announced that its Board of Directors had declared a cash dividend of $0.09 per share on the Company’s voting common and non-voting common stock, and a cash dividend of $0.09 per notional share for the issued Warrant relating to the fiscal quarter ended December 31, 2022. The dividend was paid on February 10, 2023 to shareholders of record on January 17, 2023.

EXECUTIVE SUMMARY AND RESULTS OF OPERATIONS

The Company's total assets were $1.40 billion at December 31, 2022 as compared to $1.29 billion at December 31, 2021. The increase in total assets of $114.7 million, or 8.9%, was primarily the result of a $62.9 million increase in net loans receivable and a $33.5 million increase in held-to-maturity securities. All other assets, excluding cash and cash equivalents, increased by a net of $20.2 million. Cash and cash equivalents decreased by $1.9 million. The increase in total assets in 2022 was funded largely by a $70.1 million increase in deposits, specifically a $90.8 million increase in brokered deposits, partially offset by a $20.7 million decrease in customer deposits.

The Company reported net income of $12.9 million for 2022, an increase of $525,000, or 4.2%, as compared to net income of $12.4 million for 2021. Net income increased during 2022, as compared to the previous year, due to an increase in net interest income before the provision for loan losses of $3.1 million, and a decrease in income tax expense of $843,000. These increases were partially offset by a $1.7 million increase in provision for loan losses and a decrease in noninterest income of $317,000, combined with an increase in noninterest expenses for the year ended December 31, 2022 of $1.4 million. Basic and diluted earnings per share in 2022 were both $2.13 per share, as compared to $2.07 per share in 2021. Return on average assets decreased two basis points to 0.96% in 2022 from 0.98% in 2021. Return on average equity decreased 14 basis points to 11.77% in 2022 as compared to 11.91% in 2021. The decrease in return on average assets in 2022, as compared to the previous year, was primarily due to the increase in average asset growth outpacing the increase in net income. Average assets increased in 2022 by $84.4 million, or 6.7%, as the Company grew its total assets from $1.29 billion at December 31, 2021 to $1.40 billion at December 31, 2022. The decrease in return on average equity in 2022, as compared to the previous year, was primarily due to the increased growth in average equity outpacing the increase in net income.

Net interest income, before provision for loan losses, increased $3.1 million, or 8.1%, to $41.4 million in 2022 on average interest earning assets of $1.28 billion, as compared to net interest income before provision for loan losses of $38.3 million in 2021 on average interest earning assets of $1.19 billion. Interest and dividend income increased $5.3 million in 2022 to $51.1 million, as compared to $45.8 million in 2021. The aggregate increase in the average balance of interest-earning assets of $87.4 million was partially enhanced by an increase of 14 basis points in the overall average yield earned on those assets. The $5.3 million increase in interest and dividend income was partially offset by an increase in interest expense of $2.2 million due to an increase in the average rate paid on interest-bearing liabilities of 15 basis points in 2022 as compared to 2021, enhanced by an increase in the average balance of interest-bearing liabilities of $75 million during the same time period.

The Company recorded a provision for loan losses of $2.8 million in 2022 as compared to $1.0 million in the prior year. The $1.8 million year-over-year increase in provision for loan losses was primarily due to the downgrading of a limited number of relatively large commercial real estate and commercial loan relationships. Additionally, the provision for loan losses in 2022 reflected an increase in nonperforming loans of $723,000 at December 31, 2022, as compared to December 31, 2021. In addition, the provision for loan losses increased in 2022, as compared to the previous year, by an increase in outstanding loan balances of $65.3 million, or 7.8%, in 2022 as compared to 2021. The Company recorded $370,000 in net charge-offs in 2022 as compared to $866,000 in 2021. The ratio of net charge-offs to average loans therefore decreased to 0.04% in 2022 from 0.10% in 2021.

Total noninterest income was $5.9 million in 2022, a decrease of $317,000, or 5.1%, from $6.2 million in 2021. This decrease was due in part from a $451,000 increase in net losses on sale of premises and equipment, a $206,000 increase in net losses on sales and redemptions of investment securities, and a $176,000 decrease in net gains on sales of loans and foreclosed real estate when compared to the prior year. The increased losses in net premises and equipment resulted primarily from a $379,000 impairment write down on a property that was reclassed from net premises and equipment to assets held for sale, see Note 25 to the consolidated financial statements. The decrease in net gains on sales of loans and foreclosed real estate was primarily due to twenty one fewer loans being sold into the secondary market in 2022 as compared to 2021. These decreases were partially offset by a gain on the sale of foreclosed real estate held by our subsidiary Whispering Oaks.

Noninterest income before recorded gains (losses), increased $546,000, or 10.3%, to $5.8 million in 2022 as compared to $5.3 million in 2021. The $713,000 increase in other charges, commissions and fees was primarily due to the receipt of Federal and New York historical tax credits in connection with the restoration of the newly opened Southwest Corridor branch of $521,000 and realized hedge income of $176,000 recorded in March of 2022. The $117,000 year-over-year increase in loan servicing fees was primarily due to increased fee collections in 2022. Fee collections of this type are generally related to commercial mortgage and commercial real estate loan activity and will vary from year to year based on a number of factors including the level of fee waivers and other concessions offered to customers as a part of refinancing negotiations. These increases were partially offset by a $338,000 decrease in services charges on deposit accounts when compared to the prior year.

Since 2016, the Company held a passive equity investment, acquired for $534,000, in an otherwise unaffiliated financial institution. The issuer of that originally-purchased common stock was acquired in June 2020 by another financial institution (the acquiring bank). Upon the closing of the transaction, the acquisition resulted in the Company receiving total cash and stock compensation of $911,000 for its equity investment, based on the closing stock price of the acquiring bank on June 30, 2020. As a result, during the second quarter of 2020, the Company recorded a net gain on sales and redemptions of investment securities of $115,000 and a gain on equity securities of $438,000. The Company retained its shares of the acquiring bank, valued at $677,000 at December 31, 2021. The investment was sold in its entirety in May of 2022. As a result of this sale, the Company recorded a net loss of $15,000 in 2022.

Net loan charge-offs to average loans were 0.04% for 2022, as compared to 0.10% for 2021. Nonperforming loans to total loans remained at 1.00% at December 31, 2022, compared to December 31, 2021. The allowance for loan losses to non-performing loans at December 31, 2022 was 169.93%, compared with 155.99% at December 31, 2021. Total nonperforming assets increased $944,000, or 11.4%, between December 31, 2021 and December 31, 2022, driven by an increase of $221,000 in foreclosed real estate, increases of $1.1 million and $221,000 in nonperforming consumer and residential real estate loans respectively, partially offset by a decrease of $577,000 in commercial and commercial real estate loans.

Management monitors its loan portfolio closely and has incorporated our current estimate of the ultimate collectability of all loans into the reported allowance for loan losses at December 31, 2022. Overall the ratio of the allowance for loan losses to year end loans increased to 1.71% at December 31, 2022 from 1.57% at December 31, 2021.

Total past due loans measured as a percent of total loans, increased from 2.14% at December 31, 2021 to 3.21% at December 31, 2022, primarily due to an increase of $6.4 million in past due commercial loans, a $3.8 million increase in past due consumer loans, and a $911,000 increase in past due residential loans. The level of nonperforming loans increased in aggregate by $723,000 led by an increase of $1.1 million in consumer loans, a $221,000 increase in residential mortgage loans, partially offset by a $577,000 decrease in commercial and commercial real estate loans. Commensurate with the increase in nonperforming loans to year end loans, the ratio of nonperforming assets to total assets increased to 0.66% at December 31, 2022 from 0.65% at December 31, 2021.

The Company’s shareholders’ equity increased $710,000, or 0.6%, to $111.0 million at December 31, 2022 from $110.3 million at December 31, 2021. This increase was primarily due to a $10.4 million increase in retained earnings, a $1.1 million increase in additional paid in capital and a $180,000 increase in ESOP shares earned. Comprehensive loss increased by $10.9 million, primarily as the result of unrealized losses on available for sale securities and retirement plans, partially offset by gains on derivatives and hedging activities during 2022. The increase in retained earnings resulted from $12.9 million in net income recorded in 2022. Partially offsetting this increase in retained earnings were $1.6 million for cash dividends declared on our voting common stock, $497,000 for cash dividends on our non-voting common stock, $45,000 for cash dividends declared on our issued warrant, and $368,000 for cumulative effect of affiliate capital allocation.

Net Interest Income

Net interest income is the Company's primary source of operating income. It is the amount by which interest earned on interest-earning deposits, loans and investment securities exceeds the interest paid on deposits and borrowed money. Changes in net interest income and the net interest margin ratio resulted from the interaction between the volume and composition of interest-earning assets, interest-bearing liabilities, and their respective yields and funding costs.

The following comments refer to the table of Average Balances and Rates and the Rate/Volume Analysis, both of which follow below.

Net interest income, before provision for loan losses, increased $3.1 million, or 8.12%, to $41.4 million in 2022 as compared to $38.3 million in the previous year. Our net interest margin for the year ended December 31, 2022 increased to 3.24% from 3.21% for the comparable prior year. The increase in net interest income was primarily due to a $5.2 million, or 11.5%, increase in interest and dividend income in 2022 to $51.1 million primarily as a result of the $87.4 million, or 7.34%, increase in the average balance of interest-earning assets and an increase in the average yield of interest-earning assets of 14 basis points. This increase in net interest income was partially offset by an increase in interest expense of $2.2 million, or 28.7%, during 2022, as compared to the previous year. The increase in interest expense was primarily due to an increase in the balance of average interest-bearing liabilities of $75.0 million and an increase in the average cost of interest-bearing liabilities of 15 basis points.

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

	For the years ended December 31,
	2022			2021
			Average			Average
Unaudited	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$869,591	$38,322	4.41%	$833,308	$37,026	4.44%
Taxable investment securities	351,898	11,454	3.25%	313,392	8,576	2.74%
Tax-exempt investment securities	38,456	1,173	3.05%	16,191	216	1.33%
Fed funds sold and interest-earning deposits	19,134	149	0.78%	28,765	9	0.03%
Total interest-earning assets	1,279,079	51,098	3.99%	1,191,656	45,827	3.85%
Noninterest-earning assets:
Other assets	89,391			82,130
Allowance for loan losses	(13,196)			(13,992)
Net unrealized (losses) gains on available-for-sale securities	(9,580)			1,482
Total assets	$1,345,694			$1,261,276
Interest-bearing liabilities:
NOW accounts	$102,223	$319	0.31%	$93,950	$286	0.30%
Money management accounts	16,201	18	0.11%	15,916	17	0.11%
MMDA accounts	260,594	1,941	0.74%	245,329	990	0.40%
Savings and club accounts	138,954	210	0.15%	122,275	159	0.13%
Time deposits	412,536	4,584	1.11%	366,724	3,262	0.89%
Subordinated debt	29,639	1,749	5.90%	32,736	1,790	5.47%
Borrowings	71,152	874	1.23%	79,362	1,028	1.30%
Total interest-bearing liabilities	1,031,299	9,695	0.94%	956,292	7,532	0.79%
Noninterest-bearing liabilities:
Demand deposits	192,106			189,434
Other liabilities	12,391			11,419
Total liabilities	1,235,796			1,157,145
Shareholders' equity	109,898			104,131
Total liabilities & shareholders' equity	$1,345,694			$1,261,276
Net interest income		$41,403			$38,295
Net interest rate spread			3.05%			3.06%
Net interest margin			3.24%			3.21%
Ratio of average interest-earning assets to average interest-bearing liabilities			124.03%			124.61%

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

	Years Ended December 31,
	2022 vs 2021			2021 vs 2020
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Loans	$1,601	$(305)	$1,296	$1,609	$(4)	$1,605
Taxable investment securities	1,132	1,746	2,878	1,550	178	1,728
Tax-exempt investment securities	494	463	957	103	(46)	57
Interest-earning deposits	(4)	144	140	(14)	(56)	(70)
Total interest income	3,223	2,048	5,271	3,248	72	3,320
Interest Expense:
NOW accounts	26	7	33	33	94	127
Money management accounts	-	1	1	-	(1)	(1)
MMDA accounts	65	886	951	198	(589)	(391)
Savings and club accounts	23	28	51	30	32	62
Time deposits	441	881	1,322	(598)	(2,597)	(3,195)
Subordinated debt	(177)	136	(41)	673	16	689
Borrowings	(103)	(51)	(154)	(41)	(582)	(623)
Total interest expense	275	1,888	2,163	295	(3,627)	(3,332)
Net change in net interest income	$2,948	$160	$3,108	$2,953	$3,699	$6,652

Interest Income

Changes in interest income result from changes in the average balances of loans, securities, and interest-earning deposits and the related average yields on those balances.

Interest and dividend income increased $5.3 million, or 11.5%, to $51.1 million in 2022 as compared to $45.8 million in 2021 due principally to the $87.4 million, or 7.3%, increase in average interest-earning assets. The average balance of loans increased $36.3 million, or 4.4%, in 2022, as compared to the previous year. This increase primarily reflected the Company’s continued success in its expansion within the greater Syracuse market. The average yield earned on loans decreased of 0.03% in 2022, when compared to 2021. This modest decrease in loan yields was more than offset by a $36.3 million increase in the average balance of loans in 2022, therefore resulting in a $1.3 million increase in loan income recorded in 2022 as compared to 2021. The average balance of taxable investment securities increased $38.5 million, or 12.3%, when compared to the prior year. In addition, The average yields earned on taxable investment securities increased 51 basis points to 3.25% in 2022 as compared to 2.74% in 2021 as a result of the rising interest rate environment. In combination, these factors resulted in a $2.9 million increase in interest income associated with taxable investment securities in 2022, as compared to 2021.

Interest Expense

Changes in interest expense result from changes in the average balances of deposits and borrowings and the related average interest costs on those balances. Interest expense increased $2.2 million, or 28.7%, to $9.7 million in 2022, as compared to $7.5 million in the previous year. The increase in interest expense was primarily the result of an increase in interest paid on time and MMDA deposits of $1.3 million and $951,000, respectively. Increases between 2022 and 2021 in these deposits were primarily due to increases of 22 and 34 basis points on time and MMDA deposits, respectively, primarily due to the general increase in market interest rates during 2022.

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

The Company recorded a provision for loan losses of $2.8 million in 2022 as compared to $1.0 million in the prior year. The $1.8 million year-over-year increase in the provision for loan losses was primarily due to the results of a loan portfolio evaluation that indicated the need for certain downgrades of four large commercial real estate and commercial loan relationships totaling approximately $12.0 million. The provision for loan losses in 2022 reflected an increase in nonperforming loans of $723,000 at December 31, 2022 as compared to December 31, 2021. In addition, the provision for loan losses increased in 2022, as compared to the previous year, by an increase in outstanding loan balances of $65.3 million or 7.8%, in 2022 as compared to 2021. The Company recorded $370,000 in net charge-offs in 2022 as compared to $866,000 in net charge-offs in 2021. The ratio of net charge-offs to average loans therefore decreased to 0.04% in 2022 from 0.10% in 2021.

Nonperforming loans to total loans remained constant at 1.00% at December 31, 2022 and 2021, respectively. The allowance for loan losses to non-performing loans at December 31, 2022 was 169.9%, compared with 156.0% at December 31, 2021. Total nonperforming loans increased $723,000, or 8.7%, between December 31, 2021 and December 31, 2022, driven by increases of $1.1 million in consumer loans and an increase of $221,000 in residential mortgage loans, partially offset by a $577,000 decrease in commercial and commercial real estate loans.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions and net gains or losses on sales of securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the years indicated.

	Years Ended December 31,
(Dollars in thousands)	2022	2021	Change
Service charges on deposit accounts	$1,126	$1,464	$(338)	-23.1%
Earnings and gain on bank owned life insurance	589	559	30	5.4%
Loan servicing fees	363	246	117	47.6%
Debit card interchange fees	867	923	(56)	-6.1%
Insurance agency revenue	1,128	1,048	80	7.6%
Other charges, commissions and fees	1,771	1,058	713	67.4%
Noninterest income before (losses) gains	5,844	5,298	546	10.3%
Net (losses) gains on sales of securities, fixed assets, loans and foreclosed real estate	(282)	551	(833)	-151.2%
Gains on marketable securities	352	382	(30)	-7.9%
Total noninterest income	$5,914	$6,231	$(317)	-5.1%

Total noninterest income was $5.9 million in 2022, a decrease of $317,000, or 5.1%, from $6.2 million in 2021. This decrease was due in part from a $451,000 increase in net losses on sale of premises and equipment, a $206,000 increase in net losses on sales and redemptions of investment securities, and a $176,000 decrease in net gains on sales of loans and foreclosed real estate when compared to the prior year. The increased losses in net premises and equipment resulted primarily from a $379,000 impairment write down on a property that was reclassed from net premises and equipment to assets held for sale. The decrease in net gains on sales of loans and foreclosed real estate was primarily due to twenty one fewer loans being sold into the secondary market in 2022 as compared to 2021. These decreases were partially offset by a gain on the sale of foreclosed real estate held by our subsidiary Whispering Oaks. The decrease in sales of loans and foreclosed real estate was primarily due to twenty one fewer newly-originated 1-4 family residential mortgages being sold into the secondary market in 2022 as compared to 2021.

Noninterest income before recorded gains and losses, increased $546,000, or 10.3%, to $5.8 million in 2022 as compared to $5.3 million in 2021. The $713,000 increase in other charges, commissions and fees was primarily due to the receipt of Federal and New York historical tax credits in connection with the restoration of the newly opened Southwest Corridor branch of $521,000 and realized hedge income of $176,000 recorded in March of 2022. The $117,000 year-over-year increase in loan servicing fees was primarily due to increased fee collections in 2022. Fee collections of this type are generally related to commercial mortgage and commercial real estate loan activity and will vary from year to year based on a number of factors including the level of fee waivers and other concessions offered to customers as a part of refinancing negotiations. These increases were partially offset by a $338,000 decrease in services charges on deposit accounts when compared to the prior year.

Since 2016, the Company held a passive equity investment, acquired for $534,000, in an otherwise unaffiliated financial institution. The issuer of that originally-purchased common stock was acquired in June 2020 by another financial institution (the acquiring bank). Upon the closing of the transaction, the acquisition resulted in the Company receiving total cash and stock compensation of $911,000 for its equity investment, based on the closing stock price of the acquiring institution on June 30, 2020. As a result, during the second quarter of 2020, the Company recorded a net gain on sales and redemptions of investment securities of $115,000 and a gain on equity securities of $438,000. The Company retained its shares of the acquiring bank, valued at $677,000 at December 31, 2021. The investment was sold in its entirety in May, 2022. As a result of this sale, the Company recorded a net loss of $15,000 in 2022.

In addition, the Company held a fixed-income investment, previously categorized as available-for-sale, which was managed since its acquisition in 2017 by an external party. In August 2021, the investment, including all interest and dividends received from its issuer since its initial purchase date had substantially reached a breakeven position on a cash flow basis and was sold in its entirety. In 2021, dividend income related to this investment and the net improvement in the fair market value of this investment, recognized through earnings, were $78,000 and $387,000, respectively.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the years indicated.

	Years Ended December 31,
(Dollars in thousands)	2022	2021	Change
Salaries and employee benefits	$16,022	$14,384	$1,638	11.4%
Building occupancy	3,380	3,121	259	8.3%
Data processing	2,042	2,555	(513)	-20.1%
Professional and other services	1,528	1,627	(99)	-6.1%
Advertising	905	1,198	(293)	-24.5%
FDIC assessments	606	874	(268)	-30.7%
Audits and exams	688	725	(37)	-5.1%
Insurance agency expense	906	825	81	9.8%
Community service activities	267	220	47	21.4%
Foreclosed real estate expenses	78	46	32	69.6%
Other expenses	2,452	1,920	532	27.7%
Total noninterest expenses	$28,874	$27,495	$1,379	5.0%

Noninterest expense increased $1.4 million, or 5.0%, to $28.9 million in 2022 from $27.5 million in 2021. The increase in noninterest expenses in 2022, as compared to 2021, was primarily a result of an increase in salaries and employee benefits expense of $1.6 million, or 11.4%, that was primarily comprised of a $737,000, or 7.2%, increase in salaries due to the competitive market for talent, a $531,000 reduction in the level of deferred employee-related expenses related to loan origination volume declines following the cessation of the PPP, and a $370,000 increase in all other salaries and employee benefit expenses. Building and occupancy costs increased $259,000 in 2022 when compared to the prior year primarily due to the opening of the Company's new Southwest Corridor branch. The decrease of $513,000 in data processing expenses for 2022 is largely due to contract re-negotiations and timing of payments when compared to 2021. Advertising decreased $293,000 when compared to the same prior year period due to changes in management's strategic initiatives. The decrease in FDIC assessments in 2022 is primarily due to the change in fees calculated on total liabilities and insured deposits. Other expenses increased $532,000 in 2022 primarily due an increase in servicing fees for brokered deposits of $247,000, offset by mortgage recording tax refunds received in 2021 of $206,000, and $79,000 of other general expenses.

Income Tax Expense

The Company reported income tax expense of $2.7 million in 2022 and $3.5 million in 2021, a decrease of $800,000 when compared to the previous year. This decrease was primarily the result of anticipated federal and state historic rehabilitation credits.

The Company’s effective tax rate was 17.5% in 2022, as compared to 22.4% in 2021. The Company’s effective tax rate in 2022 was decreased from the federal statutory income tax rate of 21.0% primarily due to the effects of New York State taxation, net of federal tax benefit, partially offset by the effects of tax exempt income received in the form of interest on tax exempt loans and investment securities, historic tax credits, and the increase in the value of its bank owned life insurance.

During 2022, the Company disposed of an equity security investment and realized a sale of real property that was held for investment, both resulting in a capital gain. These capital gains were able to fully offset prior capital loss carryforwards, thereby allowing the reversal of a valuation allowance recorded in the prior year.

As a Maryland business corporation, the Company is required to file an annual report with, and pay franchise taxes to, the State of Maryland.

See Note 17 to the consolidated financial statements for the reconciliation of the statutory tax rate to the effective tax rate.

Earnings Per Share

Basic and diluted earnings per share for the year ended December 31, 2022 were both $2.13, as compared to basic and diluted earnings per share of $2.07 for the year ended December 31, 2021. The increase in earnings per share between these two years was due to the increase in net income available to common shareholders between these two time periods. Further information on earnings per share can be found in Note 3 of this Form 10-K.

CHANGES IN FINANCIAL CONDITION

Total assets were $1.40 billion at December 31, 2022 as compared to $1.29 billion at December 31, 2021. The increase in total assets of $114.7 million, or 8.9%, was primarily the result of a $62.9 million increase in net loans receivable and a $33.5 million increase in held-to-maturity securities. All other assets, excluding cash and cash equivalents, increased by a net of $20.2 million. Cash and cash equivalents decreased by $1.9 million. The increase in total assets in 2022 was funded largely by a $70.1 million increase in deposits, specifically a $90.8 million increase in brokered deposits, partially offset by a $20.7 million decrease in customer deposits.

Investment Securities

The average investment portfolio represented 30.5% of the Company’s average interest-earning assets in 2022 and is designed to generate a favorable rate of return in consideration of all risk factors associated with debt securities while assisting the Company in meeting its liquidity needs and interest rate risk strategies. All of the Company’s investments, with the exception of marketable equity securities, are classified as either available-for-sale or held-to-maturity. The Company does not hold any trading securities. The Company invests primarily in securities issued by United States Government agencies and sponsored enterprises (“GSE”), mortgage-backed securities, collateralized mortgage obligations, state and municipal obligations, mutual funds, equity securities, investment grade corporate debt instruments, and common stock issued by the FHLBNY. By investing in these types of assets, the Company reduces the credit risk of its asset base through geographical and collateral-type diversification but must accept lower yields than would typically be available on loan products. Our mortgage-backed securities and collateralized mortgage obligations portfolios include privately-issued but substantially over-collateralized pass-through securities as well as pass-through securities guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae.

At December 31, 2022, available-for-sale investment securities increased 0.6% to $191.7 million and held-to-maturity investment securities increased 20.8% to $194.4 million as compared to December 31, 2021. There were no securities that exceeded 10% of consolidated shareholders’ equity.

Our available-for-sale investment securities are carried at fair value and our held-to-maturity investment securities are carried at amortized cost.

The following table sets forth the carrying value of the Company's investment portfolio at December 31:

	Available-for-Sale			Held-to-Maturity
(In thousands)	2022	2021	2020	2022	2021	2020
Investment Securities:
US treasury, agencies and GSEs	$29,364	$32,273	$6,416	$3,852	$-	$1,000
State and political subdivisions	45,385	39,199	23,753	15,211	14,790	16,482
Corporate	11,829	14,127	12,668	45,086	46,290	36,441
Asset backed securities	15,400	13,613	8,607	19,158	14,636	18,414
Residential mortgage-backed - US agency	16,400	22,164	25,211	7,489	9,740	11,807
Collateralized mortgage obligations - US agency	11,708	12,285	26,464	15,109	11,362	24,482
Collateralized mortgage obligations - Private label	61,434	56,731	24,936	88,497	64,105	62,598
Common stock - financial services industry	206	206	206	-	-	-
Total investment securities	$191,726	$190,598	$128,261	$194,402	$160,923	$171,224

The following table sets forth the scheduled maturities, amortized cost, fair values and average yields for the Company's investment securities at December 31, 2022. Average yield is calculated on the amortized cost to maturity. Adjustable rate mortgage-backed securities are included in the period in which interest rates are next scheduled to be reset.

AVAILABLE FOR SALE

			More Than One		More Than Five
	One Year or Less		to Five Years		to Ten Years
		Annualized		Annualized		Annualized
	Amortized	Weighted	Amortized	Weighted	Amortized	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Avg Yield	Cost	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$-	0.00%	$-	0.00%	$30,062	1.39%
State and political subdivisions	449	0.85%	523	1.82%	-	0.00%
Corporate	4,619	5.42%	4,235	4.51%	2,005	3.87%
Asset backed securities	-	0.00%	-	0.00%	2,513	6.02%
Total	$5,068	5.02%	$4,758	4.21%	$34,580	1.87%
Mortgage-backed securities:
Residential mortgage-backed - US agency	$-	0.00%	$-	0.00%	$-	0.00%
Collateralized mortgage obligations - US agency	-	0.00%	2,755	1.14%	1,780	2.16%
Collateralized mortgage obligations - Private label	2,006	6.55%	16,888	3.29%	13,302	3.08%
Total	$2,006	6.55%	$19,643	2.99%	$15,082	2.97%
Other non-maturity investments:
Equity securities	$206	0.53%	$-	0.00%	$-	0.00%
Total	$206	0.53%	$-	0.00%	$-	0.00%
Total investment securities	$7,280	5.31%	$24,401	3.23%	$49,662	2.20%

	More Than Ten Years		Total Investment Securities
		Annualized			Annualized
	Amortized	Weighted	Amortized	Fair	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Value	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$2,471	4.34%	$32,533	$29,364	1.39%
State and political subdivisions	47,030	2.42%	48,002	45,385	2.42%
Corporate	944	5.06%	11,803	11,829	4.72%
Asset backed securities	13,546	4.81%	16,059	15,400	2.41%
Total	$63,991	2.80%	$108,397	$101,978	2.39%
Mortgage-backed securities:
Residential mortgage-backed - US agency	$17,982	1.39%	$17,982	$16,400	0.46%
Collateralized mortgage obligations - US agency	8,535	2.82%	13,070	11,708	1.66%
Collateralized mortgage obligations - Private label	33,585	3.97%	65,781	61,434	4.22%
Total	$60,102	3.03%	$96,833	$89,542	3.20%
Other non-maturity investments:
Equity securities	$-	0.00%	206	$206	0.53%
Total	$-	0.00%	$206	$206	0.53%
Total investment securities	$124,093	2.91%	$205,436	$191,726	2.76%

HELD-TO-MATURITY

			More Than One		More Than Five
	One Year or Less		to Five Years		to Ten Years
		Annualized		Annualized		Annualized
	Amortized	Weighted	Amortized	Weighted	Amortized	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Avg Yield	Cost	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$-	0.00%	$-	0.00%	$1,497	3.18%
State and political subdivisions	-	0.00%	1,803	3.08%	5,017	2.45%
Corporate	-	0.00%	10,444	4.26%	34,642	4.75%
Asset backed securities	-	0.00%	5,744	4.14%	-	0.00%
Total	$-	0.00%	$17,991	4.10%	$41,156	4.41%
Mortgage-backed securities:
Residential mortgage-backed - US agency	$14	2.00%	$1,284	3.65%	$2,181	2.81%
Collateralized mortgage obligations - US agency	989	3.05%	1,365	3.63%	5,184	2.83%
Collateralized mortgage obligations - Private label	22,085	7.15%	15,128	5.11%	9,915	6.14%
Total	$23,088	6.97%	$17,777	4.89%	$17,280	4.73%
Total investment securities	$23,088	6.97%	$35,768	4.49%	$58,436	4.51%

	More Than Ten Years		Total Investment Securities
		Annualized			Annualized
	Amortized	Weighted	Amortized	Fair	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Value	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$2,355	2.74%	$3,852	$3,572	1.97%
State and political subdivisions	8,391	2.43%	15,211	12,871	2.65%
Corporate	-	0.00%	45,086	42,502	2.25%
Asset backed securities	13,414	3.77%	19,158	17,867	2.64%
Total	$24,160	3.20%	$83,307	$76,812	2.40%
Mortgage-backed securities:
Residential mortgage-backed - US agency	$4,010	2.39%	$7,489	$6,750	3.02%
Collateralized mortgage obligations - US agency	7,571	2.73%	15,109	13,858	3.06%
Collateralized mortgage obligations - Private label	41,369	4.00%	88,497	84,071	5.60%
Total	$52,950	3.70%	$111,095	$104,679	5.10%
Total investment securities	$77,110	3.46%	$194,402	$181,491	3.95%

The yield information disclosed above does not give effect to changes in fair value that are reflected in accumulated other comprehensive loss in consolidated shareholders’ equity.

Loans Receivable

Average loans receivable represented 67.9% of the Company’s average interest earning assets in 2022 and account for the greatest portion of total interest income. At December 31, 2022, the Company had the largest portion of its loan portfolio in commercial loan products that represented 56.7% of total loans. These products include credits extended to businesses and political subdivisions within its marketplace that are typically secured by commercial real estate, equipment, inventories, and accounts receivable. The residential mortgage loans product segment represents 29.2% of total loans at December 31, 2022. The consumer loan products represents 14.1% of total loans at December 31, 2022. The Company has seen the proportion of commercial loan products to total loans increase in recent years and it will continue to emphasize these types of loans. Notwithstanding this emphasis, the Company also anticipates a continued commitment to financing the purchase or improvement of residential real estate in its market area.

The following table sets forth the composition of our loan portfolio, including net deferred costs, in dollar amount and as a percentage of loans.

	December 31,
(Dollars in thousands)	2022		2021		2020		2019		2018
Residential real estate	$262,008	29.2%	$246,344	29.6%	$233,094	28.2%	$212,663	27.2%	$238,894	38.5%
Residential real estate held-for-sale	19	0.0%	513	0.1%	1,526	0.2%	35,936	4.6%	-	0.0%
Commercial real estate	344,721	38.4%	287,279	34.5%	286,066	34.7%	254,781	32.6%	212,622	34.3%
Commercial and tax exempt	163,806	18.3%	156,167	18.8%	194,963	23.6%	148,776	19.0%	116,914	18.8%
Home equity and junior liens	34,349	3.8%	32,048	3.8%	38,941	4.7%	46,688	6.0%	26,416	4.3%
Consumer loans	92,851	10.3%	110,108	13.2%	70,905	8.6%	82,607	10.6%	25,424	4.1%
Total loans receivable	$897,754	100.0%	$832,459	100.0%	$825,495	100.0%	$781,451	100.0%	$620,270	100.0%

The following table shows the amount of loans outstanding, including net deferred costs, as of December 31, 2022 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Demand loans having no stated schedule of repayments, no stated maturity, and overdrafts are reported as one year or less. Adjustable and floating rate loans are included in the period on which interest rates are next scheduled to adjust, rather than the period in which they contractually mature. Fixed rate loans are included in the period in which the final contractual repayment is due.

(In thousands)	Due Under One Year	Due 1-5 Years	Due > 5 Years to Fifteen Years	Due Over Fifteen Years	Total
Real estate:
Commercial real estate	$6,480	$12,866	$82,454	$242,921	$344,721
Residential real estate	1,011	3,984	54,234	202,798	262,027
Total real estate loans	7,491	16,850	136,688	445,719	606,748
Commercial and tax exempt	80,323	42,150	34,442	6,891	163,806
Home Equity and junior liens	19,955	1,489	9,747	3,158	34,349
Consumer	4,656	12,000	9,355	66,840	92,851
Total loans	$112,425	$72,489	$190,232	$522,608	$897,754

The following table sets forth fixed- and adjustable-rate loans at December 31, 2022 that are contractually due after December 31, 2023:

(In thousands)	Due After One Year
Interest rates:
Fixed	$442,322
Variable	343,007
Total loans	$785,329

Total loans receivable, including net deferred costs, increased $65.3 million, or 7.8%, to $897.8 million at December 31, 2022 when compared to $832.5 million at December 31, 2021, due to increases in commercial real estate loans, residential mortgage loans and commercial loans of $57.4 million, $15.3 million and $7.6 million, respectively. These increases in outstanding loan balances were partially offset by a decrease of $15.0 million in consumer loans. Although the Company maintained its previously established credit standards, the outstanding balances of commercial real estate and commercial loans increased as the Bank continued to benefit from the expanding relationship-derived business activity within the markets that the Bank serves. The increase in residential mortgage loans was primarily the result of increases in the percentage of originated loans allocated for addition to the Bank's portfolio as rates generally increased throughout 2022. The Company does not originate sub-prime, Alt-A, negative amortizing or other higher risk structured residential mortgages.

Nonperforming Loans and Assets

The following table represents information concerning the aggregate amount of nonperforming assets:

	December 31
(Dollars In thousands)	2022	2021	2020	2019	2018
Nonaccrual loans:
Commercial and commercial real estate loans	$5,720	$6,297	$17,978	$3,002	$830
Consumer	2,183	1,104	747	631	142
Residential mortgage loans	1,112	891	2,608	1,613	1,176
Total nonaccrual loans	9,015	8,292	21,333	5,246	2,148
Total nonperforming loans	9,015	8,292	21,333	5,246	2,148
Foreclosed real estate	221	-	-	88	1,173
Total nonperforming assets	$9,236	$8,292	$21,333	$5,334	$3,321

Accruing troubled debt restructurings	$3,047	$3,605	$3,554	$2,008	$2,574

Nonperforming loans to total loans	1.00%	1.00%	2.58%	0.67%	0.35%
Nonperforming assets to total assets	0.66%	0.65%	1.74%	0.49%	0.36%

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

Management monitors its loan portfolios closely and has incorporated our current estimate of the ultimate collectability of all loans into the reported allowance for loan losses at December 31, 2022. The ratio of the allowance for loan losses to year end loans was 1.71% and 1.55% at December 31, 2022 and December 31, 2021, respectively.

Total nonperforming assets increased $944,000, or 11.4%, between December 31, 2021 and December 31, 2022, driven by an increase of $221,000 in foreclosed real estate, increases of $1.1 million and $221,000 in nonperforming consumer and residential real estate loans respectively, partially offset by a decrease of $577,000 in commercial and commercial real estate loans. The $1.1 million increase in nonperforming consumer loans was due to increases of $1.1 million in purchased loans that are 90 days or greater past due. Of these loans, $489,000 relates to loans for which the Bank has full or partial recourse, or a significant secured collateral position. The decrease in nonperforming commercial and commercial real estate loans in 2022 was primarily due to the return of multiple relationships to accrual status during the year, primarily due to relationship-specific improvements in the credit profiles of those businesses and the charge-off of multiple relationships during the year in the amount of $586,000. These loans were initially placed on nonaccrual status during 2021. These relationships, which included loans collateralized by commercial real estate, made all required payments, as agreed, at December 31, 2022.

Management is monitoring these entities closely and has incorporated our current estimate of the ultimate collectability of these loans into the reported allowance for loan losses at December 31, 2022. Management believes that the value of the collateral properties underlying the loans is sufficient to preclude any significant losses related to these loans. Management continues to monitor and react to national and local economic trends as well as general portfolio conditions which may impact the quality of the portfolio, and considers these environmental factors in support of the allowance for loan loss reserve. Management believes that the current level of the allowance for loan losses, at $15.3 million at December 31, 2022, adequately addresses the current level of risk within the loan portfolio, particularly considering the types and levels of collateralization supporting the substantial majority of the portfolio. The Company maintains strict loan underwriting standards and carefully monitors the performance of the loan portfolio.

Foreclosed Real Estate (“FRE”) balances increased by $221,000 at December 31, 2022, compared to $-0- from the prior year end.

The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more. There are no loans that are past due 90 days or more and still accruing interest. The Company considers a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan. Had the loans in nonaccrual status performed in accordance with their original terms, additional interest income of $476,000 and $592,000 would have been recorded for the years ended December 31, 2022 and December 31, 2021, respectively.

The measurement of impaired loans is based upon the fair value of the collateral or the present value of future cash flows discounted at the historical effective interest rate for impaired loans when the receipt of contractual principal and interest is probable. At December 31, 2022 and December 31, 2021, the Company had $20.2 million and $11.4 million in loans, which were deemed to be impaired, having specific reserves of $4.8 million and $1.9 million, respectively. The $8.8 million year-over-year increase in impaired loans was principally due to increases of $5.1 million, $2.6 million, $750,000, $293,000 and $86,000 in impaired commercial lines of credit, other commercial and industrial, commercial real estate, residential mortgages, and home equity and junior liens, respectively.

The threshold for individually measuring impairment on commercial real estate or commercial loans remains at $100,000 and for residential mortgage loans remains at $300,000 at December 31, 2022. The thresholds described above do not apply to loans that have been classified as troubled debt restructurings, which are individually measured for impairment at the time that the restructuring is affected.

Appraisals are obtained at the time a real estate secured loan is originated. For commercial real estate held as collateral, the property is inspected every two years.

Management has identified certain loans with potential credit profiles that may result in the borrowers not being able to comply with the current loan repayment terms and which may result in possible future impaired loan reporting. Potential problem loans decreased $5.1 million to $38.6 million at December 31, 2022, compared to $43.7 million at December 31, 2021. These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired. The decrease in potential problem loans was primarily due to a $3.1 million decrease in potential problem commercial real estate loans and a $3.1 million decrease in potential problem commercial and industrial loans and commercial lines. These decreases were partially offset by an increase in potential problem residential loans of $1.3 million. The decrease in potential problem commercial and industrial loans and commercial real estate loans in 2022 was a result of loan-specific and/or total relationship-specific improvements in the credit profiles of certain borrowers in 2022, as compared to the previous year. Management continues to monitor these loans and relationships closely.

Total potential problem loans, including impaired loans, were $38.6 million at December 31, 2022, were comprised of special mention, substandard and doubtful loans of $20.0 million, $17.0 million and $1.6 million, respectively. Total potential problem loans, including impaired loans, were $43.7 million at December 31, 2021, and were comprised of special mention, substandard and doubtful loans of $18.3 million, $23.8 million and $1.6 million, respectively. Special mention loans increased $1.8 million, while there were decreases in substandard loans of $6.8 million and doubtful loans of $84,000 at December 31, 2022 as compared to December 31, 2021. The decrease in loans classified as substandard was primarily due to a $5.3 million decrease in commercial real estate and a $3.7 million decrease in commercial and industrial loans in 2022, due to two relationships being removed from problem loan status, partially offset by a $2.0 million increase in commercial lines and a $275,000 increase in residential and consumer loans. These relationships, include secured loans (secured by third-party pledges, other governmental grants and/or business assets), unsecured loans, and loans collateralized by commercial real estate.

The Company measures delinquency based on the amount of past due loans as a percentage of total loans. The ratio of delinquent loans to total loans increased to 3.21% at December 31, 2022 as compared to 2.14% at December 31, 2021. This increase was due to an increase of $6.4 million in past due commercial loans, a $3.8 million increase in past due consumer loans, and a $911,000 increase in past due residential loans. At December 31, 2022, there were $28.9 million in loans past due including $13.0 million, $4.3 million and $8.7 million in loans 30-59 days, 60-89 days, and 90 days and over past due, respectively. At December 31, 2021, there were $17.9 million in loans past due including $5.2 million, $4.6 million and $8.0 million in loans 30-59 days, 60-89 days, and 90 days and over past due, respectively.

The increase of $11.0 million in total loans past due at December 31, 2022, as compared to December 31, 2021, was primarily due to an increase of $7.8 million in loans 30-59 days past due and a $644,000 increase in 90 days and over past due, partially offset by a $304,000 decrease in loans 60-89 days past due. The increase in loans 30-59 days past due was primarily due to an increase of $7.3 million in commercial loans. At December 31, 2022, there were 61 loans with an outstanding aggregate balance of $13.0 million that were 30-59 days past due, while at December 31, 2021, there were 13 loans with an outstanding aggregate balance of $5.2 million. The decrease in loans 60-89 days past due was primarily due to a decrease of $458,000 in commercial loans. The increase in loans 90 days and over past due was primarily due to an increase of $476,000 in delinquent commercial loans.

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

The Company establishes a specific allocation for all commercial loans identified as being impaired with a balance in excess of $100,000 that are also on nonaccrual or have been risk rated under the Company’s risk rating system as substandard, doubtful, or loss. The measurement of impaired loans is based upon either the present value of future cash flows discounted at the historical effective interest rate or the fair value of the collateral, less costs to sell for collateral dependent loans. At December 31, 2022, the Bank’s position in impaired loans consisted of 81 loans totaling $20.2 million. Of these loans, 15 loans, totaling $1.5 million, were valued using the present value of future cash flows method; and 66 loans, totaling $18.7 million, were valued based on a collateral analysis. For all other loans, the Company uses the general allocation methodology that establishes an allowance to estimate the probable incurred loss for each risk-rating category. The Company uses the fair value of collateral, less costs to sell to measure impairment on commercial and commercial real estate loans. Residential real estate loans in excess of $300,000 will also be included in this individual loan review. Residential real estate loans less than this amount will be included in impaired loans if it is part of the total related credit to a previously identified impaired commercial loan. The Company also establishes a specific allowance, regardless of the size of the loan, for all loans subject to a troubled debt restructuring agreement.

In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard’s stated main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables (such as loans) and other financial assets in scope. The ASU requires entities to measure credit losses on most financial assets carried at amortized costs and certain other instruments using an expected credit loss model. Banks in the United States above $5.0 billion in assets generally adopted this new way of measuring loan losses called the “Current Expected Credit Loss” (“CECL”) model in 2020, with smaller public and private banks, such as Pathfinder, required to convert to this method in fiscal years beginning after December 15, 2022. The Company computed its Allowance for Loan Losses at December 31, 2022 using a methodology called the "Incurred Loss Model" ("ILM"), which remained applicable GAAP at that date. ILM (current GAAP) assumes that all loans will be repaid until evidence to the contrary (known as a loss or trigger event) is identified. Only at that point is the impaired loan (or portfolio of loans) written down to a lower value. CECL requires that an estimate of loss for the entire life cycle of each asset with credit loss exposure be recorded at the funding date of that asset as a component of the reported Allowance for Credit Losses. For additional information regarding current expected credit losses, see Notes 2 and 6 to the consolidated financial statements.

The three major differences between CECL and ILM are: (1) CECL requires that reserves for the full, expected life of any asset with credit loss exposure be established at the funding date of the asset. The reserve must consider all expected credit and credit-related losses in aggregate to the asset's maturity (including prepayment projections) using a methodology that both a.) requires an evaluation of the Bank’s segmented internal credit dynamics (historical loss rate, underwriting standards, etc.); and b.) requires evaluations of the macroeconomic environment at funding and at the end of each subsequent reporting period; (2) CECL requires that a broader array of assets, in addition to outstanding loans, must be included in the CECL calculation than were includable under the ILM model; and (3)

CECL requires substantially enhanced documentation and underlying assumption, input and calculation support, due to its more extensive modeling assumptions and inputs, as well as its more complex calculations, than were previously considered necessary under ILM.

Beginning on January 1, 2023, the Bank will have to account for all credit loss exposures using this CECL methodology. A nonrecurring adjustment from ILM to CECL was made on January 1, 2023, increasing the ALLL at December 31, 2022 by $2.2 million in determining the beginning ACL for the quarter ended March 31, 2023. This transition adjustment was booked to retained earnings in the first quarter of 2023 and therefore will be a subtraction from tangible book value (“TBV”), after tax effects of approximately $1.7 million.

The allowance for loan losses at December 31, 2022 and 2021 was $15.3 million and $12.9 million respectively, or 1.71% and 1.57% of total year end loans on those dates, respectively. The Company recorded $370,000 in net charge-offs in 2022, as compared to $866,000 in net charge-offs in 2021. The ratio of net charge-offs to average loans decreased to 0.04% in 2022 from 0.10% in 2021.

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

	2022		2021		2020		2019		2018
	Allocation	Percent of	Allocation	Percent of	Allocation	Percent of	Allocation	Percent of	Allocation	Percent of
	of the	Loans to	of the	Loans to	of the	Loans to	of the	Loans to	of the	Loans to
(Dollars in thousands)	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans
Residential real estate	$714	29.2%	$872	29.6%	$931	28.2%	$580	27.2%	$766	38.5%
Commercial real estate	5,881	38.4%	5,308	34.5%	4,776	34.7%	4,010	32.6%	3,578	34.3%
Commercial and tax exempt	6,937	18.3%	3,701	18.8%	4,663	23.6%	2,841	19.0%	2,016	18.8%
Home equity and junior liens	741	3.8%	774	3.8%	739	4.7%	553	6.0%	409	4.3%
Consumer loans	1,046	10.3%	1,297	13.2%	1,123	8.6%	413	10.6%	385	4.1%
Unallocated (1)	-	-	983	0.1%	545	0.20%	272	4.60%	152	-
Total	$15,319	100.0%	$12,935	100.0%	$12,777	100.0%	$8,669	100.0%	$7,306	100.0%

(1)
Includes loans held-for-sale at December 31, 2022, 2021, 2020 and 2019. There were no loans classified as held for sale at December 31, 2018.

The following table sets forth the allowance for loan losses for the years indicated:

(Dollars In thousands)	2022	2021	2020	2019	2018
Balance at beginning of year	$12,935	$12,777	$8,669	$7,306	$7,126
Provisions charged to operating expenses	2,754	1,022	4,707	1,966	1,497
Recoveries of loans previously charged-off:
Commercial real estate and loans	296	70	4	1	66
Consumer and home equity	95	88	95	60	58
Residential real estate	-	-	2	2	21
Total recoveries	391	158	101	63	145
Loans charged off:
Commercial real estate and loans	(585)	(764)	(222)	(294)	(952)
Consumer and home equity	(147)	(240)	(353)	(361)	(265)
Residential real estate	(29)	(20)	(125)	(11)	(245)
Total charged-off	(761)	(1,024)	(700)	(666)	(1,462)
Net charge-offs	(370)	(866)	(599)	(603)	(1,317)
Balance at end of year	$15,319	$12,935	$12,777	$8,669	$7,306
Net charge-offs to average loans outstanding	0.04%	0.10%	0.08%	0.09%	0.22%
Allowance for loan losses to year-end loans	1.71%	1.57%	1.55%	1.11%	1.18%

The following table sets forth the loan net charge-off ratios for the years indicated:

	2022	2021
Allowance for loan losses to year-end loans	1.71%	1.57%
Allowance for loan losses to nonperforming loans	169.93%	155.99%
Nonaccrual Loans to total loans	1.00%	1.00%
Allowance for loan losses to nonaccrual loans	169.93%	155.99%
Net charge-offs to average loans outstanding
Commercial real estate and loans	0.03%	0.15%
Consumer and home equity	0.01%	0.13%
Residential real estate	0.00%	0.01%
Total charged-off	0.04%	0.10%

Bank Owned Life Insurance

The Company held $24.0 million and $23.4 million in bank owned life insurance at December 31, 2022 and 2021, respectively. Bank owned life insurance increased $589,000, or 2.5%, to $24.0 million at December 31, 2022, as compared to December 31, 2021. The increase was primarily due to an increase in the cash value of the policies recorded as income in 2022.

Deposits

The Company’s deposit base is drawn from eleven full-service offices in its market area. The deposit base consists of demand deposits, money management and money market deposit accounts, savings, and time deposits. Average deposits increased $89.0 million, or 8.6%, in 2022. For the year ended December 31, 2022, 63.3% of the Company's average deposit base of $1.1 billion consisted of core deposits. Core deposits, which exclude time deposits, are considered to be more stable and provide the Company with a lower cost of funds than time deposits. The Company will continue to emphasize retail and business core deposits by providing depositors with a full range of deposit product offerings and will maintain its recent focus on deposit gathering within the Syracuse market.

At December 31, 2022, business deposits and municipal deposits decreased $25.2 million and $7.7 million, respectively, and consumer deposits increased $12.4 million, when compared to December 31, 2021. Noninterest-bearing deposits, which are primarily demand deposits, were $183.7 million at year end, compared with $191.9 million on December 31, 2021. The increase in consumer deposits during the year ended December 31, 2022, reflected the Bank’s increased market penetration among non-business customers, particularly in Onondaga County. The decrease in business deposits was primarily due to the deposits from a large credit union being withdrawn when the credit union was sold. Additionally, increases in business deposits from the activity of PPP loans generated in 2021 did not recur in 2022. The decrease in municipal deposits in 2022, as compared to the previous year, resulted from transitory factors and cyclical activity among a small number of the Bank’s largest municipal depositors.

Total deposits of $1.13 billion at December 31, 2022 consisted in part of $248.6 million in brokered money market and certificates of deposit accounts. Brokered deposits represented 22.1% of all deposits at December 31, 2022. Total deposits of $1.06 billion at December 31, 2021 consisted in part of $157.8 million in brokered money market and certificates of deposit accounts. Brokered deposits represented 15.0% of all deposits at December 31, 2021.

The following table sets forth our deposit composition in dollar amount and as a percentage of total deposits.

	December 31,
(Dollars in thousands)	2022		2021		2020
Savings accounts	$134,880	12.0%	$131,176	12.4%	$103,093	10.4%
Time accounts	314,109	27.9%	253,564	24.0%	305,074	30.6%
Time accounts in excess of $250,000	71,696	6.4%	67,450	6.4%	91,976	9.2%
Money management accounts	16,107	1.4%	16,124	1.5%	15,650	1.6%
MMDA accounts	270,326	24.0%	256,963	24.3%	227,970	22.9%
Demand deposit interest-bearing	127,395	11.3%	130,816	12.4%	83,129	8.3%
Demand deposit noninterest-bearing	183,711	16.3%	191,858	18.2%	162,057	16.3%
Mortgage escrow funds	7,206	0.7%	7,395	0.8%	6,958	0.7%
Total Deposits	$1,125,430	100.0%	$1,055,346	100.0%	$995,907	100.0%

The Company has deposits that exceeds the FDIC insurance limit of $250,000 of $501.2 million at December 31, 2022 and $492.0 million at December 31, 2021. At December 31, 2022, time deposit accounts in excess of $250,000 totaled $71.7 million, or 18.6% of time deposits and 6.4% of total deposits. At December 31, 2021, these deposits totaled $67.5 million, or 21.0% of time deposits and 6.4% of total deposits.

The following table indicates the amount of the Company’s time deposit accounts in excess of $250,000 by time remaining until maturity as of December 31, 2022:

(In thousands)
Remaining Maturity:
Three months or less	$21,710
Three through six months	9,190
Six through twelve months	11,276
Over twelve months	29,520
Total	$71,696

Borrowings

Borrowings are comprised primarily of advances and overnight borrowings at the FHLBNY.
The following table represents information regarding short-term borrowings for the years ended December 31:

(Dollars in thousands)	2022	2021	2020
Maximum outstanding at any month end	$60,333	$12,500	$10,158
Average amount outstanding during the year	12,492	3,677	8,985
Balance at the end of the period	60,333	12,500	4,020
Average interest rate during the year	2.48%	0.28%	1.65%
Average interest rate at the end of the period	3.86%	1.28%	0.26%

The following table represents information regarding long-term borrowings for the years ended December 31:

(Dollars in thousands)	2022	2021	2020
Maximum outstanding at any month end	$67,371	$85,125	$83,299
Average amount outstanding during the year	58,593	75,724	72,430
Balance at the end of the period	55,664	64,598	78,030
Average interest rate during the year	0.96%	1.34%	2.08%
Average interest rate at the end of the period	1.39%	1.12%	1.60%

Subordinated Debt

The Company has a non-consolidated subsidiary trust, Pathfinder Statutory Trust II, of which the Company owns 100% of the common equity. The Trust issued $5,000,000 of 30-year floating rate Company-obligated pooled capital securities of Pathfinder Statutory Trust II (“Floating-Rate Debentures”). The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms. The capital securities mature in 2037 and are treated as Tier 1 capital by the FDIC and Federal Reserve. The capital securities of the trust are a pooled trust preferred fund of Preferred Term Securities VI, Ltd., whose interest rate resets quarterly, and are indexed to the 3-month U.S. dollar-denominated (“USD”) LIBOR rate plus 1.65%. These securities have a five-year call provision. The Company paid $178,000 and $94,000 in interest expense related to this issuance in 2022 and 2021, respectively. The Company guarantees all of these securities.

In December 2020 the United Kingdom’s Financial Conduct Authority (“FCA”), the organization responsible for regulating LIBOR, stated that it would (i) cease publishing indices at December 31, 2020 for one-week and two-month USD LIBOR after December 31, 2021, and (ii) cease publishing of all other tenors of USD LIBOR (specifically, one, three, six and 12-month tenors) after June 30, 2023. The Alternative Reference Rates Committee (the “ARRC”), formed by the Federal Reserve Board and the Federal Reserve Bank of New York, was charged with developing an alternative rate that will replace USD LIBOR. The ARRC subsequently identified the Secured SOFR as the rate that represents best practice for use in USD LIBOR derivatives and other financial contracts. U.S. banking regulators also encouraged banks to cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and, in any event, by December 31, 2021. Management has analyzed the Company’s aggregate exposure to instruments that are indexed to USD LIBOR (including the Company’s acquired loan participations, fixed-income investments, hedging instruments and the Floating-Rate Debentures) and concluded that the adoption of SOFR will not materially impact the Company or the results of its operations.

The Company's equity interest in the trust subsidiary is included in other assets on the Consolidated Statements of Condition at December 31, 2022 and 2021. For regulatory reporting purposes, the Federal Reserve Board has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them at its discretion.

On October 15, 2015, the Company executed a $10.0 million non-amortizing Subordinated Debt (the 2015 Subordinated Debt) with an unrelated third party that was scheduled to mature on October 1, 2025. The Company had the right to prepay the 2015 Subordinated Debt on the first day of any calendar quarter after October 15, 2020 without penalty. The effective annual interest rate charged to the Company was be 6.25% through the maturity date of the 2015 Subordinated Debt. In the first quarter of 2021, the Company exercised its existing contractual option and issued a Notice of Redemption (“NOR”) to the holders of the 2015 Subordinated Debt, which was scheduled to mature on October 1, 2025. With the issuance of this NOR, the Company redeemed the $10.0 million 2015 Subordinated Debt, plus accrued interest on April 1, 2021. Interest expense, related to this borrowing, of $-0- and $156,000 was recorded in the years ended December 31, 2022 and 2021, respectively.

On October 14, 2020, the Company executed a private placement of $25.0 million of its 5.50% Fixed to Floating Rate non-amortizing Subordinated Debt (the “2020 Subordinated Debt”) to certain qualified institutional buyers and accredited institutional investors. The 2020 Subordinated Debt has a maturity date of October 15, 2030 and initially bear interest, payable semi-annually, at a fixed annual rate of 5.50% per annum until October 15, 2025. Commencing on that date, the interest rate applicable to the outstanding principal amount due will be reset quarterly to an interest rate per annum equal to the then current three month SOFR plus 532 basis points, payable quarterly until maturity. The Company may redeem the 2020 Subordinated Debt at par, in whole or in part, at its option, any time after October 15, 2025 (the first redemption date). The 2020 Subordinated Debt is senior in the Company’s credit repayment hierarchy only to the Company’s common equity and, any future senior indebtedness and is intended to qualify as Tier 2 capital for regulatory capital purposes for the Company, when applicable. The Company paid $783,000 in origination and legal fees as part of this transaction. These fees will be amortized over the life of the 2020 Subordinated Debt through its first redemption date using the effective interest method, giving rise to an effective cost of funds of 6.22% from the issuance date calculated under this method. Accordingly, interest expense of $1.6 million and $1.5 million was recorded for the years ended December 31, 2022 and 2021, respectively, related to this transaction.

Capital

The Company’s shareholders’ equity increased $710,000, or 0.6%, to $111.0 million at December 31, 2022 from $110.3 million at December 31, 2021. This increase was primarily due to a $10.4 million increase in retained earnings, a $1.0 million increase in additional paid in capital and a $180,000 increase in ESOP shares earned, offset by a $10.9 million increase in comprehensive loss. The increase in retained earnings resulted from $12.9 million in net income recorded in 2022. Partially offsetting this increase in retained earnings were $1.6 million for cash dividends declared on our voting common stock, $497,000 for cash dividends declared on our non-voting common stock and $45,000 for cash dividends declared on our issued warrant, and $368,000 for the cumulative effect of affiliate capital allocation. Comprehensive loss increased primarily as the result of increased losses on available for sale securities of $10.6 million and a $1.0 million adjustment to pension and post retirement, partially offset by a $669,000 gain on derivatives and hedging activities.

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy. Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. The Company’s goal is to support growth and expansion activities, while maintaining a strong capital position and exceeding regulatory standards. At December 31, 2022, the Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution. See “Supervision and Regulation – Federal Regulations – Capital Requirements”

As a result of the Dodd-Frank Act, the Company’s ability to raise new capital through the use of trust preferred securities may be limited because these securities will no longer be included in Tier 1 capital. In addition, our ability to generate or originate additional revenue producing assets may be constrained in the future in order to comply with capital standards required by federal regulation. See Note 20 to the consolidated financial statements contained herein and the regulation and supervision section within Part I of this Annual Report on Form 10-K for further discussion on regulatory capital requirements.

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

As of December 31, 2022, the Bank’s most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well-capitalized”, under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized”, the Bank must maintain specified total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The regulations also impose a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The buffer is separate from the capital ratios required under the Prompt Corrective Action (“PCA”) standards and imposes restrictions on dividend distributions and discretionary bonuses for senior officers. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity. At December 31, 2022, the Bank exceeded all current regulatory required minimum capital ratios, including the capital buffer requirements.

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

For the year ended December 31, 2022, cash and cash equivalents decreased by $1.9 million. The Company reported net cash flows from financing activities of $107.6 million generated principally by a $47.8 million increase in short term borrowings and a $90.8 million increase in brokered deposits, offset by a decrease in customer deposits of $20.7 million, a decrease in net proceeds from long-term borrowings of $8.9 million, and an aggregate decrease in net cash of all other financing sources, including dividends paid to common shareholders, and the holder of the Warrant of $2.1 million. Additionally, $21.7 million was provided through operating activities generated principally by net income and proceeds from loan sales. These cash flows were primarily invested in: $114.9 million in purchases of investment securities in 2022, and $66.3 million net increases in loans outstanding.

Certificates of deposit due within one year of December 31, 2022 totaled $216.2 million, representing 56.0% of certificates of deposit at December 31, 2022, a decrease from 57.9% at December 31, 2021. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2023.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and making payments on its subordinated debt. The Company may repurchase shares of its common stock. The Company’s primary sources of funds are the proceeds it retained from the Private Placement, the issuance of the 2020 Subordinated Debt, interest and dividends on securities and, potentially, dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without prior regulatory approval, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. The Company believes that this restriction will not have an impact on the Company's ability to meet its ongoing cash obligations. At December 31, 2022 and 2021, the Company had cash and cash equivalents of $35.3 million and $37.1 million, respectively.

The Bank has a number of existing credit facilities available to it. At December 31, 2022, total credit available under the existing lines of credit was approximately $163.4 million at FHLBNY, the FRB, and two other correspondent banks. At December 31, 2022, the Company had $116.0 million of the available lines of credit utilized, including encumbrances supporting the outstanding letters of credit, described above, on its existing lines of credit with the remainder of $47.4 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of December 31, 2022, management reported to the Board of Directors that the Bank was in compliance with its liquidity policy guidelines.

Due to a variety of macroeconomic and bank-specific factors, there was a small number of large bank failures in the first quarter of 2023 that resulted in those banks being placed into receivership by the FDIC. These failures were highly-publicized and created significant concerns related to 'systemic' risk within the banking sector. It was generally understood that those particular failures resulted primarily from imprudent depositor concentrations, a loss of large-balance depositor confidence in those institutions and, consequently, unsustainably large depositor withdrawals. In an effort to increase depositor confidence across the United States’ banking system, the Federal Reserve Board, pursuant to section 13(3) of the Federal Reserve Act, authorized all 12 Reserve Banks to establish the Bank Term Funding Program (“BTFP”) to make available additional funding to eligible depository institutions, such as the Bank, in order to help assure those institutions have the ability to meet the liquidity needs of all of their depositors.

The BTFP will be an additional source of liquidity provided against any insured depository institution’s high‐quality securities, eliminating an eligible depository institution’s need to quickly sell those securities in times of liquidity stress. Significant features of the BTFP include the following:

•
Advances can be requested under the Program until at least March 11, 2024;
•
There is no limit to the number or size of advances in the aggregate. Eligible depository institutions may borrow up to the value of eligible collateral they pledge. The collateral valuation will be at par value. Therefore, there will be no market value ‘haircut’ adjustments applied to qualifying collateral and available margin to participating financial institutions will consequently be 100% of par value;
•
Borrowers may prepay advances (including for purposes of refinancing) at any time without penalty;
•
Advances will be made available to eligible depository institutions for a term of up to one year;
•
The rate for term advances will be the one-year overnight index swap rate plus 10 basis points and will be fixed for the term of the advance on the day the advance is made;
•
Advances made under the Program are made with recourse beyond the pledged collateral to the eligible depository institution;

The BTFP will be an additional source of potential liquidity for the Bank until the date of the Program's termination. The BTFP may be accessed by the Bank if management determines that there is a potential or realized short-term liquidity requirement for which this facility should be used to support the Bank's operations. Management could also electively choose to use the facility in certain other circumstances to create other financial or operational benefits at the time that the BTFP line is accessed. As of the date of this filing, the BTFP has not been accessed by the Bank.

OFF-BALANCE SHEET ARRANGEMENTS

The Bank is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. At December 31, 2022, the Bank had $216.0 million in outstanding commitments to extend credit and standby letters of credit. See Note 18 within the Notes to consolidated financial statements contained herein.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required of a smaller reporting company.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Pathfinder Bancorp, Inc.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer), management conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. The term “disclosure controls and procedures,” under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the filing of the Annual Report on Form 10-K as of December 31, 2022, our CEO and CFO concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022 at a reasonable assurance level.

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

As a result of the Evaluation as of December 31, 2022, management has determined that there were no material weaknesses in the Company’s internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes made in our internal controls during the year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

/s/ James A. Dowd	/s/ Walter F. Rusnak
James A. Dowd	Walter F. Rusnak
President and Chief Executive Officer	Senior Vice President, Chief Financial Officer

Oswego, New York

March 31, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Pathfinder Bancorp, Inc.

Oswego, New York:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of condition of Pathfinder Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Loan Losses

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s allowance for loan losses is management’s estimate of losses inherent in the loan portfolio as of the date of the statement of condition and it is recorded as a reduction to loans. The allowance for loan losses was $15.3 million at December 31, 2022, which consists of three components (i) specific reserves based on probable losses on specific loans (“specific reserves”), and (ii) a general allowance based on historical loan loss experience, general economic conditions and other qualitative risk factors both internal and external to the Company (“general reserves”). The specific reserve component relates to loans that are classified as impaired and is established when the collateral value or discounted cash flows of the impaired loan are lower than the carrying value of the loan. The general reserve component of the allowance for loan losses covers pools of loans, by loan class, and is based on a variety of risk considerations, both quantitative and qualitative. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, known information about individual loans and other factors.

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

The primary procedures we performed to address this critical audit matter included performing substantive testing, including evaluating management’s judgments and assumptions for developing the general reserve qualitative adjustments for the allowance for loan losses, which consisted of the following:

•
Assessing management’s methodology and considering whether relevant risks were reflected in the modeled provision and whether adjustments to modeled calculations were appropriate.
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
•
Evaluated whether management’s judgments and assumptions adequately contemplated the impact of COVID-19 on management’s quantitative and qualitative assessment.
•
Testing the calculations used by management to translate the assumptions and key factors into the allowance estimated amount.

We have served as the Company’s auditor since 2011.

/s/ BONADIO & CO., LLP
Bonadio & Co., LLP
Pittsford, New York
March 31, 2023

Pathfinder Bancorp, Inc.

Consolidated Statements of Condition

	December 31,	December 31,
(In thousands, except share and per share data)	2022	2021
ASSETS:
Cash and due from banks (including restricted balances of $0 and $1,600, respectively)	$13,939	$13,856
Interest-earning deposits (including restricted balances of $0 and $0, respectively)	21,343	23,293
Total cash and cash equivalents	35,282	37,149
Available-for-sale securities, at fair value	191,726	190,598
Held-to-maturity securities, at amortized cost (fair value of $181,491 and $162,805, respectively)	194,402	160,923
Marketable securities, at fair value	1,862	677
Federal Home Loan Bank stock, at cost	5,982	4,189
Loans	897,735	831,946
Loans held-for-sale	19	513
Less: Allowance for loan losses	15,319	12,935
Loans receivable, net	882,435	819,524
Premises and equipment, net	17,872	21,659
Assets held-for-sale	3,042	-
Operating lease right-of-use assets	2,098	2,136
Finance lease right-of-use assets	4,213	-
Accrued interest receivable	6,168	4,520
Foreclosed real estate	221	-
Intangible assets, net	101	117
Goodwill	4,536	4,536
Bank owned life insurance	24,012	23,423
Other assets	25,969	15,726
Total assets	$1,399,921	$1,285,177

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$941,719	$863,488
Noninterest-bearing	183,711	191,858
Total deposits	1,125,430	1,055,346
Short-term borrowings	60,333	12,500
Long-term borrowings	55,664	64,598
Subordinated debt	29,733	29,563
Accrued interest payable	975	106
Operating lease liabilities	2,417	2,440
Finance lease liabilities	4,422	596
Other liabilities	9,365	9,395
Total liabilities	1,288,339	1,174,544
Shareholders' equity:
Voting common stock, par value $0.01; 25,000,000 authorized shares; 4,651,829 and 4,603,184 shares issued and outstanding, respectively	47	46
Non-Voting common stock, par value $0.01; 1,505,283 authorized shares; 1,380,283 and 1,380,283 shares issued and outstanding, respectively	14	14
Additional paid in capital	52,101	51,044
Retained earnings	71,322	60,946
Accumulated other comprehensive loss	(12,172)	(1,268)
Unearned ESOP	(315)	(495)
Total Pathfinder Bancorp, Inc. shareholders' equity	110,997	110,287
Noncontrolling interest	585	346
Total equity	111,582	110,633
Total liabilities and shareholders' equity	$1,399,921	$1,285,177

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Income

	For the years ended
(In thousands, except per share data)	December 31, 2022	December 31, 2021
Interest and dividend income:
Loans, including fees	$38,322	$37,026
Debt securities:	-	-
Taxable	11,225	8,312
Tax-exempt	1,173	171
Dividends	229	309
Federal funds sold and interest earning deposits	149	9
Total interest and dividend income	51,098	45,827
Interest expense:
Interest on deposits	7,072	4,714
Interest on short-term borrowings	310	10
Interest on long-term borrowings	564	1,018
Interest on subordinated debt	1,749	1,790
Total interest expense	9,695	7,532
Net interest income	41,403	38,295
Provision for loan losses	2,754	1,022
Net interest income after provision for loan losses	38,649	37,273
Noninterest income:
Service charges on deposit accounts	1,126	1,464
Earnings and gain on bank owned life insurance	589	559
Loan servicing fees	363	246
Net (losses) gains on sales and redemptions of investment securities	(169)	37
Gains on marketable securities	352	382
Net gains on sales of loans and foreclosed real estate	137	313
Net (losses) gains on sale of premises and equipment	(250)	201
Debit card interchange fees	867	923
Insurance agency revenue	1,128	1,048
Other charges, commissions & fees	1,771	1,058
Total noninterest income	5,914	6,231
Noninterest expense:
Salaries and employee benefits	16,022	14,384
Building and occupancy	3,380	3,121
Data processing	2,042	2,555
Professional and other services	1,528	1,627
Advertising	905	1,198
FDIC assessments	606	874
Audits and exams	688	725
Insurance agency expense	906	825
Community service activities	267	220
Foreclosed real estate expenses	78	46
Other expenses	2,452	1,920
Total noninterest expense	28,874	27,495
Income before income taxes	15,689	16,009
Provision for income taxes	2,656	3,499
Net income attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	13,033	12,510
Net income attributable to noncontrolling interest	101	103
Net income attributable to Pathfinder Bancorp Inc.	$12,932	$12,407

Voting Earnings per common share - basic and diluted	$2.13	$2.07
Series A Non-Voting Earnings per common share- basic and diluted	$2.13	$2.07
Dividends per common share (Voting and Series A Non-Voting)	$0.36	$0.28

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	For the years ended
(In thousands)	December 31, 2022	December 31, 2021
Net Income	$13,033	$12,510

Other Comprehensive Income
Retirement Plans:
Retirement plan net gains recognized in plan expenses	2	105
Plan (losses) gains not recognized in plan expenses	(1,380)	818
Net unrealized (losses) gains on retirement plans	(1,378)	923

Available-for-sale securities:
Unrealized holding losses arising during the period	(14,448)	(535)
Reclassification adjustment for net losses (gains) included in net income	160	(19)
Net unrealized losses on available-for-sale securities	(14,288)	(554)

Derivatives and hedging activities:
Unrealized holding gains arising during the period	906	921
Net unrealized gains on derivatives and hedging activities	906	921

Accretion of net unrealized (losses) gains on securities transferred to held-to-maturity(1)	(2)	21

Other comprehensive (loss) income, before tax	(14,762)	1,311
Tax effect	3,858	(343)
Other comprehensive (loss) income, net of tax	(10,904)	968
Comprehensive income	$2,129	$13,478
Comprehensive income, attributable to noncontrolling interest	$101	$103
Comprehensive income attributable to Pathfinder Bancorp, Inc.	$2,028	$13,375

Tax Effect Allocated to Each Component of Other Comprehensive Income
Retirement plan net gains recognized in plan expenses	$-	$(27)
Plan losses (gains) not recognized in plan expenses	363	(215)
Unrealized holding losses arising during the period	3,775	140
Reclassification adjustment for net (losses) gains included in net income	(42)	5
Unrealized gains on derivatives and hedging arising during the period	(238)	(241)
Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	-	(5)
Income tax effect related to other comprehensive income	$3,858	$(343)

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

Pathfinder Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2022 and December 31, 2021

(In thousands, except share and per share data)	Preferred Stock	Common Stock	Non-Voting Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP	Non-controlling Interest	Total
Balance, January 1, 2022	$-	$46	$14	$51,044	$60,946	$(1,268)	$(495)	$346	$110,633
Net income	-	-	-	-	12,932	-	-	101	13,033
Other comprehensive income, net of tax	-	-	-	-	-	(10,904)	-	-	(10,904)
ESOP shares earned (24,442 shares)	-	-	-	290	-	-	180	-	470
Stock based compensation	-	-	-	156	-	-	-	-	156
Stock options exercised	-	1	-	417	-	-	-	-	418
Common stock dividends declared ($0.36 per share)	-	-	-	-	(1,646)	-	-	-	(1,646)
Non-Voting common stock dividends declared ($0.36 per share)	-	-	-	-	(497)	-	-	-	(497)
Warrant dividends declared ($0.36 per share)	-	-	-	-	(45)	-	-	-	(45)
Cumulative effect of affiliate capital allocation	-	-	-	194	(368)	-	-	174	-
Distributions from affiliates	-	-	-	-	-	-	-	(36)	(36)
Balance, December 31, 2022	$-	$47	$14	$52,101	$71,322	$(12,172)	$(315)	$585	$111,582

Balance, January 1, 2021	$14	$45	$-	$50,024	$50,284	$(2,236)	$(675)	$266	$97,722
Net income	-	-	-	-	12,407	-	-	103	12,510
Conversion of Preferred stock to Non-Voting common stock	(14)	-	14	-	-	-	-	-	-
Other comprehensive income, net of tax	-	-	-	-	-	968	-	-	968
ESOP shares earned (24,442 shares)	-	-	-	196	-	-	180	-	376
Stock based compensation	-	-	-	241	-	-	-	-	241
Stock options exercised	-	1	-	550	-	-	-	-	551
Common stock dividends declared ($0.28 per share)	-	-	-	-	(1,258)	-	-	-	(1,258)
Non-Voting common stock dividends declared ($0.21 per share)	-	-	-	-	(290)	-	-	-	(290)
Preferred stock dividends declared ($0.07 per share)	-	-	-	-	(97)	-	-	-	(97)
Warrant dividends declared ($0.28 per share)	-	-	-	-	(35)	-	-	-	(35)
Cumulative effect of affiliate capital allocation	-	-	-	33	(65)	-	-	32	-
Distributions from affiliates	-	-	-	-	-	-	-	(55)	(55)
Balance, December 31, 2021	$-	$46	$14	$51,044	$60,946	$(1,268)	$(495)	$346	$110,633

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(In thousands)	2022	2021
OPERATING ACTIVITIES
Net income attributable to Pathfinder Bancorp, Inc.	$12,932	$12,407
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	2,754	1,022
Deferred income expense (benefit) tax	298	481
Amortization of operating leases	(372)	19
Proceeds from sales of loans	8,035	9,224
Originations of loans held-for-sale	(7,404)	(7,898)
Realized (gains) losses on sales, redemptions and calls of:
Loans	(137)	(313)
Available-for-sale investment securities	160	(19)
Held-to-maturity investment securities	9	(18)
Premises and equipment	(130)	(201)
Marketable securities	(352)	(382)
Impairment of asset	380	-
Depreciation	1,067	1,787
Amortization of mortgage servicing rights	(11)	(5)
Amortization of deferred loan costs	385	1,820
Amortization of deferred financing from subordinated debt	170	163
Earnings on bank owned life insurance	(589)	(559)
Net amortization of premiums and discounts on investment securities	2,002	2,418
Amortization of intangible assets	16	16
Stock based compensation and ESOP expense	626	617
Net change in accrued interest receivable	(1,648)	29
Payment of executive deferred compensation and SERP contracts, expensed in prior periods	-	(571)
Net change in other assets and liabilities	3,542	117
Net cash flows from operating activities	21,733	20,154
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(52,375)	(156,548)
Purchase of investment securities held-to-maturity	(62,566)	(43,914)
Purchase of Federal Home Loan Bank stock	(15,896)	(6,665)
Proceeds from redemption of Federal Home Loan Bank stock	14,103	6,866
Purchase of marketable securities	(1,628)	-
Proceeds from maturities and principal reductions of investment securities available-for-sale	19,230	52,202
Proceeds from maturities and principal reductions of investment securities held-to-maturity	27,148	50,155
Proceeds from sales, redemptions and calls of:
Available-for-sale investment securities	8,358	38,243
Held-to-maturity investment securities	2,206	3,784
Marketable securities	714	1,555
Purchase of bank owned life insurance	-	(5,000)
Net change in loans	(66,302)	(9,648)
Purchase of premises and equipment	(1,898)	(1,212)
Insurance proceeds from fixed assets	66	-
Disposal of premises and equipment	(3,311)	-
Proceeds from sale of premises and equipment	991	231
Net cash outflows from investing activities	(131,160)	(69,951)
FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts, money management deposit accounts, MMDA accounts and escrow deposits	5,337	95,431
Net change in time deposits	(26,079)	(23,824)
Net change in brokered deposits	90,826	(12,168)
Net change in short-term borrowings	47,833	8,480
Payments on long-term borrowings	(18,227)	(25,969)
Proceeds from long-term borrowings	9,293	12,537
Payments on sub-debt borrowings	-	(10,000)

Proceeds from exercise of stock options	418	551
Cash dividends paid to common voting shareholders	(1,568)	(1,227)
Cash dividends paid to common non-voting shareholders	(469)	(194)
Cash dividends paid to preferred shareholders	-	(180)
Cash dividends paid on warrants	(43)	(35)
Change in noncontrolling interest, net	239	80
Net cash flows from financing activities	107,560	43,482
Change in cash and cash equivalents	(1,867)	(6,315)
Cash and cash equivalents at beginning of period	37,149	43,464
Cash and cash equivalents at end of period	$35,282	$37,149
CASH PAID DURING THE PERIOD FOR:
Interest	$1,754	$7,439
Income taxes	3,218	2,460
NON-CASH INVESTING ACTIVITY
Real estate acquired in exchange for loans	252	-
Transfer from net premises for held for sale investment	3,042	-
RESTRICTED CASH
Collateral deposits for hedge position included in cash and due from banks	1,600	1,600

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

The Company has seven branch offices located in Oswego County, four branch offices in Onondaga County and one limited purpose office in Oneida County. The Company is primarily engaged in the business of attracting deposits from the general public in the Company’s market area, and investing such deposits, together with other sources of funds, in loans secured by commercial real estate, business assets, one-to-four family residential real estate and investment securities.

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

Beginning on January 1, 2023, the Company adopted ASU 2016-13: Financial Instruments—Credit Losses [Topic 326]: Measurement of Credit Losses on Financial Instruments. See Notes 2 and 6 for a further discussion of this transition.

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

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, ranging up to 40 years for premises and leasehold improvements and 10 years for equipment. Maintenance and repairs are charged to operating expenses as incurred. The asset cost and accumulated depreciation are removed from the accounts for assets sold or retired and any resulting gain or loss is included in the determination of income.

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

	As of December 31,
Accumulated Other Comprehensive Loss By Component:	2022	2021
Unrealized loss for pension and other postretirement obligations	$(3,286)	$(1,907)
Tax effect	859	495
Net unrealized loss for pension and other postretirement obligations	(2,427)	(1,412)
Unrealized (loss) gain on available-for-sale securities	(13,710)	579
Tax effect	3,583	(151)
Net unrealized (loss) gain on available-for-sale securities	(10,127)	428
Unrealized holding gain (loss) on hedging activities arising during the period	517	(388)
Tax effect	(135)	102
Net unrealized gain (loss) on hedging activities	382	(286)
Unrealized loss on securities transferred to held-to-maturity	-	(2)
Tax effect	-	4
Net unrealized gain (loss) on securities transferred to held-to-maturity	-	2
Accumulated other comprehensive loss	$(12,172)	$(1,268)

Reclassifications

Certain amounts in the 2021 consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income as previously reported.

Note 2: New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) and, to a lesser extent, other authoritative rulemaking bodies promulgate GAAP to regulate the standards of accounting in the United States. From time to time, the FASB issues new GAAP standards, known as Accounting Standards Updates (“ASUs”) some of which, upon adoption, may have the potential to change the way in which the Company recognizes or reports within its consolidated financial statements. The following table provides a description of standards that were adopted in 2022 and standards not yet adopted as of December 31, 2022, but could have an impact on the Company's consolidated financial statements upon adoption.

Standards Not Yet Adopted as of December 31, 2022
Standard	Description	Required Date of Implementation	Effect on Consolidated Financial Statements
Measurement of Credit Losses on Financial Instruments (ASU 2016-13: Financial Instruments—Credit Losses [Topic 326]: Measurement of Credit Losses on Financial Instruments)

The amended guidance replaces the currently-required (as of December 31, 2022) incurred loss model for determining the allowance for credit losses. The new guidance requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses will represent a valuation account that is deducted from the amortized cost basis of the financial assets to present their net carrying value at the amount expected to be collected. The income statement will reflect the measurement of credit losses for newly recognized financial assets as well as expected increases or decreases of expected credit losses that have taken place during the reporting period. When determining the allowance, expected credit losses over the contractual term of the financial asset(s) (taking into account prepayments) will be estimated considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amended guidance also requires recording an allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination. The initial allowance for these assets will be added to the purchase price at acquisition rather than being reported as an expense. Subsequent changes in the allowance will be recorded through the income statement as an expense adjustment. In addition, the amended guidance requires credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses. The calculation of credit losses for available-for-sale securities will be substantially unchanged from how it is determined under existing guidance.

January 1, 2023 (early adoption permitted as of January 1, 2019)

The Company adopted the new guidance on January 1, 2023. On that date, the Company recorded a one-time CECL transition adjustment by increasing the Company's allowance for credit losses by $2.3 million and simultaneously increasing its deferred tax asset balance (a component of other assets on the Statement of Financial Condition) by $610,000. These entries resulted in a one-time reduction in the Company's January 1, 2023 retained earnings (a component of tangible common equity) of $1.7 million on the adoption date. Per the new guidance, this one-time transitional adjustment was not recorded as a charge to net income and will have no effect on reported net income in the first quarter of 2023.

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

January 1, 2023 (early adoption permitted as of January 1, 2019)

The Company's management evaluated the option to irrevocably elect the fair value option in Subtopic 825-10, upon adoption of Topic 326. Management does not intend to exercise this irrevocable option and therefore does not believe that the provisions of this Update will have a material effect on either the Company's operations or the reported results of those operations in future periods.

Standard	Description	Required Date of Implementation	Effect on Consolidated Financial Statements
Financial Instruments—Credit Losses (ASU 2019-11- Codification Improvements to Topic 326)

On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced an expected credit loss model for the impairment of financial assets measured at amortized cost basis. That model replaces the probable, incurred loss model for those assets. Through the amendments in that Update, the Board added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. The items addressed in that project generally are not expected to have a significant effect on current accounting practice for most entities. The amendments in this Update clarify or address stakeholders' specific issues about certain aspects of the amendments in Update 2016-13, with potential applicability to the Company, as described below:

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

The Company adopted ASU-2016-13 on January 1, 2023, as discussed above. The additional guidance provided in ASU 2019-11 was considered in the calculations, a one-time CECL transition adjustment was recorded on that date, and will not have a material effect on the operations of the Company or the reported results of those operations in future periods.

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
Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method (ASU 2022-01)

Under current guidance, the last-of-layer method enables an entity to apply fair value hedging to a stated amount of a closed portfolio of prepayable financial assets (or one or more beneficial interests secured by a portfolio of prepayable financial instruments) without having to consider prepayment risk or credit risk when measuring those assets. ASU 2022-01 expands the scope of this guidance to allow entities to apply the portfolio layer method to portfolios of all financial assets, including both prepayable and non-prepayable financial assets. Under the new guidance, an entity will adjust the basis of the hedged item for the change in fair value that is attributable to changes in the hedged risk (i.e., interest rate risk), as of each reporting date, by adjusting the basis of the hedged asset at the portfolio level and not allocate the adjustment to individual assets within the portfolio. The ASU does not change an entity’s current requirement to allocate the portfolio-level basis adjustment to the individual assets within a closed portfolio upon a de-designation of a hedging relationship.

For public business entities, fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.

The Company adopted this Update on January 1, 2023. Management does not believe that the adoption of ASU-2022-1 will have a material effect on the operations of the Company or the reported results of those operations in future periods.

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

The Company adopted ASU-2016-13 on January 1, 2023, as discussed above. The additional guidance provided in ASU 2022-02 was considered in the calculations and the one-time CECL transition adjustment, and related adjustments and reclassifications recorded on that date, will not have a material effect on the operations of the Company or the reported results of those operations in future periods.

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

Anti-dilutive shares are common stock equivalents with average exercise prices in excess of the weighted average market price for the period presented. Anti-dilutive stock options, not included in the computation below, were $-0- for the years ended 2022 and 2021, respectively.

The following table sets forth the calculation of basic and diluted earnings per share.

	Years Ended
	December 31,
(In thousands, except per share data)	2022	2021
Net income attributable to Pathfinder Bancorp, Inc.	$12,932	$12,407
Convertible preferred stock dividends	-	180
Series A Non-Voting Common Stock dividends	497	206
Warrant dividends	45	35
Undistributed earnings allocated to participating securities	2,667	2,699
Net income available to common shareholders- Voting	$9,723	$9,287

Net income attributable to Pathfinder Bancorp, Inc.	$12,932	$12,407
Convertible preferred stock dividends	-	180
Voting Common Stock dividends	1,646	1,258
Warrant dividends	45	35
Undistributed earnings allocated to participating securities	8,298	9,392
Net income available to common shareholders- Series A Non-Voting	$2,943	$1,542

Basic and diluted weighted average common shares outstanding- Voting	4,559	4,478
Basic and diluted weighted average common shares outstanding- Series A Non-Voting	1,380	745

Basic and diluted earnings per common share- Voting	$2.13	$2.07
Basic and diluted earnings per common share- Series A Non-Voting	$2.13	$2.07

1NOTE 4: INVESTMENT SECURITIES
The amortized cost and estimated fair value of investment securities are summarized as follows:

	December 31, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$32,533	$37	$(3,206)	$29,364
State and political subdivisions	48,002	384	(3,001)	45,385
Corporate	11,803	676	(650)	11,829
Asset backed securities	16,059	-	(659)	15,400
Residential mortgage-backed - US agency	17,982	-	(1,582)	16,400
Collateralized mortgage obligations - US agency	13,070	-	(1,362)	11,708
Collateralized mortgage obligations - Private label	65,781	8	(4,355)	61,434
Total	205,230	1,105	(14,815)	191,520
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$205,436	$1,105	$(14,815)	$191,726

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$3,852	$-	$(280)	$3,572
State and political subdivisions	15,211	-	(2,340)	12,871
Corporate	45,086	2	(2,586)	42,502
Asset backed securities	19,158	-	(1,291)	17,867
Residential mortgage-backed - US agency	7,489	-	(739)	6,750
Collateralized mortgage obligations - US agency	15,109	-	(1,251)	13,858
Collateralized mortgage obligations - Private label	88,497	4	(4,430)	84,071
Total held-to-maturity	$194,402	$6	$(12,917)	$181,491

	December 31, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$32,669	$17	$(413)	$32,273
State and political subdivisions	37,860	1,383	(44)	39,199
Corporate	13,603	562	(38)	14,127
Asset backed securities	13,693	9	(89)	13,613
Residential mortgage-backed - US agency	22,482	148	(466)	22,164
Collateralized mortgage obligations - US agency	12,658	30	(403)	12,285
Collateralized mortgage obligations - Private label	56,848	285	(402)	56,731
Total	189,813	2,434	(1,855)	190,392
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$190,019	$2,434	$(1,855)	$190,598
Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$-	$-	$-
State and political subdivisions	14,790	416	(140)	15,066
Corporate	46,290	1,252	(102)	47,440
Asset backed securities	14,636	67	(188)	14,515
Residential mortgage-backed - US agency	9,740	277	(18)	9,999
Collateralized mortgage obligations - US agency	11,362	367	(9)	11,720
Collateralized mortgage obligations - Private label	64,105	222	(262)	64,065
Total held-to-maturity	$160,923	$2,601	$(719)	$162,805

A substantial percentage of the Company’s investments in mortgage-backed securities include pass-through securities and collateralized mortgage obligations issued and guaranteed by Fannie Mae, Freddie Mac, and Ginnie Mae. At December 31, 2022, the Company also held a total of 100 private-label mortgage-backed securities, collateralized mortgage obligations or asset-backed securities with an aggregate book balance of $169.8 million. At December 31, 2021, the Company also held a total of 88 private-label mortgage-backed securities, collateralized mortgage obligations or asset-backed securities with an aggregate book balance of $149.2 million. These investments are relatively short-duration securities with significant credit enhancements. The Company’s investments in state and political obligation securities are generally municipal obligations that are categorized as general obligations of the issuer that are supported by the overall taxing authority of the issuer, and in some cases are insured. The obligations issued by school districts are generally supported by state administered insurance funds or credit enhancement programs.

The amortized cost and estimated fair value of debt investments at December 31, 2022 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$5,068	$5,739	$-	$-
Due after one year through five years	4,758	4,510	17,991	17,577
Due after five years through ten years	34,580	31,146	41,156	38,083
Due after ten years	63,991	60,583	24,160	21,152
Sub-total	108,397	101,978	83,307	76,812
Residential mortgage-backed - US agency	17,982	16,400	7,489	6,750
Collateralized mortgage obligations - US agency	13,070	11,708	15,109	13,858
Collateralized mortgage obligations - Private label	65,781	61,434	88,497	84,071
Totals	$205,230	$191,520	$194,402	$181,491

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, is as follows:

	December 31, 2022
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	-	$-	$-	3	$(3,206)	$26,167	3	$(3,206)	$26,167
State and political subdivisions	10	(830)	12,601	17	(2,171)	20,128	27	(3,001)	32,729
Corporate	7	(269)	5,720	2	(381)	1,319	9	(650)	7,039
Asset backed securities	5	(148)	5,473	5	(511)	9,926	10	(659)	15,399
Residential mortgage-backed - US agency	10	(131)	2,747	5	(1,451)	13,653	15	(1,582)	16,400
Collateralized mortgage obligations - US agency	6	(238)	4,009	6	(1,124)	7,700	12	(1,362)	11,709
Collateralized mortgage obligations - Private label	15	(1,684)	20,429	19	(2,671)	33,707	34	(4,355)	54,136
Totals	53	$(3,300)	$50,979	57	$(11,515)	$112,600	110	$(14,815)	$163,579
Held-to-Maturity Portfolio
US Treasury, agencies and GSE's	2	$(280)	$3,573	-	$-	$-	2	$(280)	$3,573
State and political subdivisions	7	(871)	7,277	7	(1,469)	5,077	14	(2,340)	12,354
Corporate	31	(1,786)	29,213	9	(800)	6,803	40	(2,586)	36,016
Asset backed securities	6	(625)	9,742	3	(666)	3,674	9	(1,291)	13,416
Residential mortgage-backed - US agency	10	(736)	6,577	1	(3)	107	11	(739)	6,684
Collateralized mortgage obligations - US agency	10	(1,236)	12,965	1	(15)	892	11	(1,251)	13,857
Collateralized mortgage obligations - Private label	38	(2,719)	58,061	8	(1,711)	12,532	46	(4,430)	70,593
Totals	104	$(8,253)	$127,408	29	$(4,664)	$29,085	133	$(12,917)	$156,493

	December 31, 2021
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	3	$(413)	$31,195	-	$-	$-	3	$(413)	$31,195
State and political subdivisions	3	(44)	4,847	-	-	-	3	(44)	4,847
Corporate	2	(5)	1,162	1	(33)	722	3	(38)	1,884
Asset backed securities	5	(89)	11,206	-	-	-	5	(89)	11,206
Residential mortgage-backed - US agency	3	(466)	13,090	-	-	-	3	(466)	13,090
Collateralized mortgage obligations - US agency	3	(126)	6,504	2	(277)	2,204	5	(403)	8,708
Collateralized mortgage obligations - Private label	18	(388)	38,816	2	(14)	1,539	20	(402)	40,355
Totals	37	$(1,531)	$106,820	5	$(324)	$4,465	42	$(1,855)	$111,285
Held-to-Maturity Portfolio
State and political subdivisions	4	(28)	2,013	2	(112)	3,988	6	(140)	6,001
Corporate	9	(102)	7,636	-	-	-	9	(102)	7,636
Asset backed securities	2	(130)	2,974	2	(58)	1,610	4	(188)	4,584
Residential mortgage-backed - US agency	1	(18)	1,941	-	-	-	1	(18)	1,941
Collateralized mortgage obligations - US agency	-	-	-	1	(9)	1,109	1	(9)	1,109
Collateralized mortgage obligations - Private label	6	(163)	13,070	3	(99)	3,820	9	(262)	16,890
Totals	22	$(441)	$27,634	8	$(278)	$10,527	30	$(719)	$38,161

Other Than Temporary Impairment

The Company conducts a formal review of investment securities on a quarterly basis for the presence of OTTI. The Company assesses whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the statement of condition date. Under these circumstances, OTTI is considered to have occurred (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not anticipated to be sufficient to recover the entire amortized cost basis. The guidance requires that credit-related OTTI is recognized in earnings while non-credit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”). Non-credit-related OTTI is based on other factors, including illiquidity and changes in the general interest rate environment. Presentation of OTTI is made in the consolidated statement of income on a gross basis, including both the portion recognized in earnings, as well as the portion recorded in OCI. The gross OTTI would then be offset by the amount of non-credit-related OTTI, showing the net as the impact on earnings.

Management does not believe any unrealized losses in individual investment securities within the portfolio as of December 31, 2022 represent OTTI. There were a total of 57 securities classified as available-for-sale with an aggregate amortized historical cost of $124.1 million and an unrealized aggregate loss of $11.5 million, or -9.3%, that were in an unrealized loss position for 12 months or longer at December 31, 2022. In addition, there were 29 securities classified as held-to-maturity with an aggregate amortized historical cost of $33.7 million and an unrealized aggregate loss of $4.7 million, or -13.8%, that were in an unrealized loss position for 12 months or longer at December 31, 2022. In total, therefore, at December 31, 2022 there were 86 securities with an aggregate book value of $157.9 million and an aggregate fair value of $141.7 million, representing a loss of $16.2 million, or -10.2%, that were in an unrealized loss position for 12 months or more on that date.

All of the securities which have been in an unrealized loss position for 12 months or more at December 31, 2022 have been individually analyzed and none of the securities are considered to be impaired. These securities have unrealized losses primarily due to fluctuations in general interest rates or changes in expected prepayments. In all cases, price improvement in future periods will be realized as the issuances approach maturity. Of the 86 securities in an unrealized loss position for 12 months or more at December 31, 2022, 16 securities, with aggregate amortized cost balances of $48.5 million and representing 30.7% of the aggregate amortized cost of all securities in an unrealized loss position for 12 months or more, are issued by the United States government or GSEs (collectively, "government-issued securities") and are therefore either explicitly or implicitly guaranteed as to the timely payment of contractual principal and interest These positions are deemed to have no credit impairment, thus, the disclosed unrealized losses relate primarily to changes in prevailing interest rates.

The following table summarizes all debt securities not issued by the United States government or GSEs, held by the Bank at December 31, 2022, whose fair value has been less than their respective amortized cost basis for 12 or more months:

	December 31, 2022
	Number of Individual Securities	Amortized Historical Cost	Loss Range In Dollars	Total Loss In Dollars	Loss Range Percentage	Total Loss Percentage	NRSRO Rated Count	NRSRO Rated Percentage	NRSRO Rated In Dollars	OTTI Impairment In Dollars
(Dollars in thousands)
Available-for-Sale Portfolio
State and political subdivisions	17	$22,300	$25-462	$2,171	1%-26%	9.7%	17	100%	$22,300	$-
Corporate	2	1,701	$160-222	381	22%-24%	22.4%	2	100%	1,701	-
Asset backed securities	5	10,436	$53-210	511	2%-12%	4.9%	5	100%	10,436	-
Collateralized mortgage obligations - Private label	19	36,378	$1-654	2,671	1%-21%	7.3%	10	53%	18,674	-
Totals	43	$70,815		$5,734		8.1%	34	75%	$53,111	$-
Held-to-Maturity Portfolio
State and political subdivisions	7	$6,545	$25-564	$1,469	15%-28%	22.4%	7	100%	$6,545	$-
Corporate	9	7,602	$48-201	800	8%-13%	10.5%	3	33%	2,852	-
Asset backed securities	3	4,339	$30-491	666	2%-24%	15.3%	3	100%	4,339	-
Collateralized mortgage obligations - Private label	8	14,244	$6-439	1,711	2%-21%	12.0%	6	75%	10,999	-
Totals	27	$32,730		$4,646		14.2%	19	76%	$24,735	$-

Of the total 70 securities in an unrealized loss position for 12 months or more at December 31, 2022 (see table above), 53 securities, with aggregate amortized cost balances of $77.8 million and representing 71.2% of the aggregate amortized cost of all non-government-issued securities in an unrealized loss position for 12 months or more, are currently rated by one of more NRSRO at or above the minimum investment grade. These positions are deemed to have no credit impairment, thus, the disclosed unrealized losses relate primarily to changes in prevailing interest rates.

In addition to the government-issued and NRSRO-rated securities discussed above, representing 80.0% of all securities in a loss position greater than 12 months at December 31, 2022, the Company held 17 non-government-issued/backed securities that were in an unrealized loss position for 12 or more months at December 31, 2022 and are unrated by any NRSRO. All of these securities were unrated at the time of their original issuance. These securities are primarily privately-issued asset-backed or mortgage-backed securities (including issuances backed by commercial real estate mortgages). Most of these securities have significant credit enhancements in place in the form of cash reserves or other overcollateralization and of these, the vast majority are the most senior tranche with respect to credit priority in the overall issuance structure for that particular security. Given the characteristics of the underlying loans supporting each of these securities and the credit enhancements in place, it is unlikely that any of the Company’s unrated securities, now in a loss position for 12 or more months, will experience any loss of principal in currently foreseeable economic environments prior to the security’s respective maturity dates.

Additional Disclosures

Proceeds of $11.0 million and $42.0 million, respectively on sales and redemptions of securities for the years ended December 31, 2022 and 2021 resulted in gross realized gains (losses) detailed below:

(In thousands)	2022	2021
Realized gains on investments	$37	$120
Realized losses on investments	(206)	(83)
	$(169)	$37

As of December 31, 2022 and December 31, 2021, securities with a fair value of $99.8 million and $103.2 million, respectively, were pledged to collateralize certain municipal deposit relationships. As of the same dates, securities with a fair value of $38.1 million and $9.4 million were pledged against certain borrowing arrangements.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages. The Company is not in the practice of investing in, or originating, these types of investments.

NOTE 5: LOANS

Major classifications of loans are as follows:

	December 31,	December 31,
(In thousands)	2022	2021
Residential mortgage loans:
1-4 family first-lien residential mortgages	$257,656	$240,434
Construction	5,085	6,329
Loans held-for-sale	19	513
Total residential mortgage loans	262,760	247,276

Commercial loans:
Real estate	345,330	288,450
Lines of credit	82,050	61,884
Other commercial and industrial	77,273	69,135
Paycheck Protection Program loans	203	19,338
Tax exempt loans	4,280	5,811
Total commercial loans	509,136	444,618

Consumer loans:
Home equity and junior liens	34,007	31,737
Other consumer	92,851	110,108
Total consumer loans	126,858	141,845

Total loans	898,754	833,739
Net deferred loan fees	(1,000)	(1,280)
Less allowance for loan losses	15,319	12,935
Loans receivable, net	$882,435	$819,524

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

Unaudited	For the years ended
(In thousands, except number of loans)	December 31, 2022	December 31, 2021
Number of PPP loans originated in the year	-	478
Funded balance of PPP loans originated in the year	$-	$36,369
Number of PPP loans forgiven in the year	251	796
Balance of PPP loans forgiven in the year	$13,091	$77,054
Deferred PPP fee income recognized in the year	$707	$2,150

(In thousands)	December 31, 2022	December 31, 2021
Unearned PPP deferred fee income at end of year	$12	$716

(In thousands, except number of loans)	Number	Balance
Total PPP loans originated since inception	1,177	$111,721
Total PPP loans forgiven since inception	1,172	111,518
Total PPP loans remaining at December 31, 2022	5	$203

The Bank received $4.0 million in fees from the SBA associated with PPP lending activities during 2020 and 2021 and recognized $707,000 and $2.2 million of those fees in 2022 and 2021, respectively. At December 31, 2022, the Bank held five PPP loans in its portfolio, representing $203,000 in outstanding loan balances, and anticipates that all activities related to the PPP will be completed in the first quarter of 2023.

Future credit-related performance of a loan portfolio generally depends upon the types of loans within the portfolio, concentrations by type of loan and the quality of the collateral securing the loans. The following table details the Company's loan portfolio by collateral type within major categories as of December 31, 2022.

(Dollars in thousands)	Balance	Number of Loans	Average Loan Balance	Minimum/ Maximum Loan Balance		Allowance for Loan Losses	Percent of Total Loans
Residential Mortgage Loans	$262,760	1,639	$160	$469	$4,972	$714	29%

Commercial Real Estate:
Mixed Use	$70,154	66	$1,063	$22	$8,848	$1,195	8%
Multi-Family Residential	45,815	55	833	6	6,008	780	5%
Hotels and Motels	37,816	65	582	8	4,144	644	4%
Office	27,831	8	3,479	291	11,500	474	3%
Retail	25,515	165	155	-	2,449	435	3%
1-4 Family Residential	24,289	50	486	24	4,895	414	3%
Automobile Dealership	16,894	17	994	86	4,543	288	2%
Skilled Nursing Facility	13,575	7	1,939	48	5,821	231	2%
Recreation/ Golf Course/ Marina	11,900	2	5,950	3,800	8,100	203	1%
Warehouse	9,732	10	973	53	3,815	166	1%
Manufacturing/Industrial	9,634	18	535	53	3,444	164	1%
Restaurant	8,193	15	546	60	2,455	140	1%
Automobile Repair	6,133	15	409	9	2,151	104	1%
Hospitals	5,709	22	260	7	1,124	97	1%
Not-For-Profit & Community Service Real Estate	4,111	3	1,370	67	3,070	70	0%
Land	3,242	3	1,081	98	1,647	55	0%
All Other	24,787	31	800	11	7,180	422	2%
Total Commercial Real Estate Loans	$345,330	552	$626	$-	$11,500	$5,882	38%

Commercial and Industrial:
Secured Term Loans	$61,918	382	$162	$-	$3,581	$2,694	7%
Unsecured Term Loans	15,355	93	165	-	3,574	668	2%
Secured Lines of Credit	57,508	268	215	-	5,000	2,503	6%
Unsecured Lines of Credit	24,542	147	167	-	2,906	1,068	3%
Total Commercial and Industrial Loans	$159,323	890	$179	$-	$5,000	$6,933	18%

Tax Exempt Loans	$4,280	11	$389	$12	$2,248	$3	0%

Paycheck Protection Program Loans	$203	5	$41	$5	$100	$-	0%

Consumer:
Home Equity Lines of Credit	$34,007	883	$39	$-	$918	$741	4%
Vehicle	15,136	1,028	15	-	423	171	2%
Consumer Secured	32,613	1,418	23	13	82	367	4%
Consumer Unsecured	42,740	2,309	19	-	72	481	5%
All Others	2,362	595	4	-	55	27	0%
Total Consumer Loans	$126,858	6,233	$20	$-	$918	$1,787	15%

Net deferred loan fees	(1,000)	-	-	-	-	-	-
Unallocated allowance for loan losses	(15,319)	-	-	-	-	-	-
Total Loans	$882,435	9,330	$95			$15,319	100%

In 2019, the Bank acquired seven diverse pools of loans, originated by unrelated third parties. There were six new loan pools added in 2021. No new loan pools were acquired in 2022.

The following table summarizes the purchased loan pool positions, held by the Bank in purchased loans at year end (month and date of acquisition in parentheses):

(In thousands, except number of loans)	December 31, 2022
	Original Balance	Current Balance	Unamortized Premium/ (Discount)	Number of Loans	Maturity Range	Cumulative net charge-offs
Automobile loans (1/2017)	$50,400	$4,200	$128	537	0-4 years	$247
Commercial and industrial loans (6/2019)	6,800	2,100	-	22	3-7 years	-
Home equity lines of credit (8/2019)	21,900	6,000	189	143	1-27 years	-
Unsecured consumer loan pool 2 (11/2019)	26,600	1,500	11	320	0-2 years	-
Residential real estate loans (12/2019)	4,300	3,900	240	49	16-22 years	-
Unsecured consumer loan pool 1 (12/2019)	5,400	1,600	-	50	1-4 years	-
Unsecured consumer installment loans pool 3 (12/2019)	10,300	1,000	38	354	0-9 years	63
Secured consumer installment loans pool 4 (12/2020)	14,500	11,300	(1,484)	518	23-24 years	-
Unsecured consumer loans pool 5 (1/2021)	24,400	17,300	(485)	678	8-24 years	-
Revolving commercial line of credit 1 (3/2021)	11,600	11,400	14	1	0-1 year	-
Secured consumer installment loans (11/2021)	21,300	19,700	(3,237)	850	18-25 years	-
Revolving commercial line of credit 2 (11/2021)	10,500	15,000	23	1	0-1 year	-
Unsecured consumer loans pool 6 (11/2021)	22,200	20,200	(2,441)	540	8-24 years	-
Total	$230,200	$115,200	$(7,004)	4,063		$310

(In thousands, except number of loans)	December 31, 2021
	Original Balance	Current Balance	Unamortized Premium/ (Discount)	Number of Loans	Maturity Range	Cumulative net charge-offs
Automobile loans (1/2017)	$50,400	$8,800	$301	855	0-5 years	$239
Commercial and industrial loans (6/2019)	6,800	3,900	-	33	4-8 years	-
Home equity lines of credit (8/2019)	21,900	8,400	243	187	2-28 years	-
Unsecured consumer loan pool 2 (11/2019)	26,600	6,300	30	1,438	1-3 years	-
Residential real estate loans (12/2019)	4,300	4,100	257	51	17-23 years	-
Unsecured consumer loan pool 1 (12/2019)	5,400	2,600	-	66	3-5 years	-
Unsecured consumer installment loans pool 3 (12/2019)	10,300	2,200	74	1,356	0-6 years	30
Secured consumer installment loans pool 4 (12/2020)	14,500	12,600	(1,776)	563	23-24 years	-
Unsecured consumer loans pool 5 (1/2021)	24,400	19,700	(583)	756	8-24 years	-
Revolving commercial line of credit 1 (3/2021)	11,600	7,100	26	1	0-1 year	-
Secured consumer installment loans (11/2021)	21,300	21,400	(3,642)	900	19-25 years	-
Revolving commercial line of credit 2 (11/2021)	10,500	9,300	35	1	0-1 year	-
Unsecured consumer loans pool 6 (11/2021)	22,200	22,100	(2,785)	564	9-24 years	-
Total	$230,200	$128,500	$(7,820)	6,771		$269

As of December 31, 2022 and December 31, 2021, residential mortgage loans with a carrying value of $110.3 million and $123.2 million, respectively, have been pledged by the Company to the FHLBNY under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

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

Real estate loans, including residential mortgages, commercial real estate loans and home equity, comprised 71.4% and 68.0% of the total loans held in the portfolio in 2022 and 2021, respectively. Loans secured by real estate generally provide strong collateral protection and thus significantly reduce the inherent credit risk in the portfolio.

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

The following table presents the segments and classes of the loan portfolio summarized by the aggregate pass rating and the criticized and classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system:

	As of December 31, 2022
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$254,768	$1,240	$994	$654	$257,656
Construction	5,085	-	-	-	5,085
Loans held-for-sale	19	-	-	-	19
Total residential mortgage loans	259,872	1,240	994	654	262,760
Commercial loans:
Real estate	327,438	12,270	5,261	361	345,330
Lines of credit	74,632	1,984	5,400	34	82,050
Other commercial and industrial	67,923	4,482	4,605	263	77,273
Paycheck Protection Program loans	203	-	-	-	203
Tax exempt loans	4,280	-	-	-	4,280
Total commercial loans	474,476	18,736	15,266	658	509,136
Consumer loans:
Home equity and junior liens	33,050	17	719	221	34,007
Other consumer	92,762	33	56	-	92,851
Total consumer loans	125,812	50	775	221	126,858
Total loans	$860,160	$20,026	$17,035	$1,533	$898,754

	As of December 31, 2021
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$238,823	$269	$811	$531	$240,434
Construction	6,329	-	-	-	6,329
Loans held-for-sale	513	-	-	-	513
Total residential mortgage loans	245,665	269	811	531	247,276
Commercial loans:
Real estate	267,388	9,879	10,604	579	288,450
Lines of credit	54,408	4,036	3,387	53	61,884
Other commercial and industrial	56,719	3,907	8,321	188	69,135
Paycheck Protection Program loans	19,338	-	-	-	19,338
Tax exempt loans	5,811	-	-	-	5,811
Total commercial loans	403,664	17,822	22,312	820	444,618
Consumer loans:
Home equity and junior liens	30,740	133	606	258	31,737
Other consumer	109,979	44	77	8	110,108
Total consumer loans	140,719	177	683	266	141,845
Total loans	$790,048	$18,268	$23,806	$1,617	$833,739

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

An age analysis of past due loans, not including net deferred loan costs, segregated by portfolio segment and class of loans, for the years ended December 31, are detailed in the following tables:

	As of December 31, 2022

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,627	$620	$932	$3,179	$254,477	$257,656
Construction	-	-	-	-	5,085	5,085
Loans held-for-sale	-	-	-	-	19	19
Total residential mortgage loans	1,627	620	932	3,179	259,581	262,760
Commercial loans:
Real estate	4,974	854	3,499	9,327	336,003	345,330
Lines of credit	1,280	1,584	298	3,162	78,888	82,050
Other commercial and industrial	4,721	999	1,738	7,458	69,815	77,273
Paycheck Protection Program loans	-	-	-	-	203	203
Tax exempt loans	-	-	-	-	4,280	4,280
Total commercial loans	10,975	3,437	5,535	19,947	489,189	509,136
Consumer loans:
Home equity and junior liens	23	17	279	319	33,688	34,007
Other consumer	391	239	1,904	2,534	90,317	92,851
Total consumer loans	414	256	2,183	2,853	124,005	126,858
Total loans	$13,016	$4,313	$8,650	$25,979	$872,775	$898,754

	As of December 31, 2021

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$960	$416	$891	$2,268	$238,166	$240,434
Construction	-	-	-	-	6,329	6,329
Loans held-for-sale	-	-	-	-	513	513
Total residential mortgage loans	960	416	891	2,268	245,008	247,276
Commercial loans:
Real estate	1,735	1,029	4,379	7,143	281,307	288,450
Lines of credit	156	1,180	576	1,913	59,971	61,884
Other commercial and industrial	1,799	1,686	1,056	4,541	64,594	69,135
Paycheck Protection Program loans	-	-	-	-	19,338	19,338
Tax exempt loans	-	-	-	-	5,811	5,811
Total commercial loans	3,691	3,895	6,011	13,597	431,021	444,618
Consumer loans:
Home equity and junior liens	17	49	251	317	31,420	31,737
Other consumer	571	257	852	1,680	108,428	110,108
Total consumer loans	588	306	1,103	1,998	139,847	141,845
Total loans	$5,239	$4,617	$8,006	$17,862	$815,877	$833,739

Year-end nonaccrual loans, segregated by class of loan, were as follows:

	December 31,	December 31,
(In thousands)	2022	2021
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,112	$891
	1,112	891
Commercial loans:
Real estate	3,504	4,407
Lines of credit	332	629
Other commercial and industrial	1,884	1,261
	5,720	6,297
Consumer loans:
Home equity and junior liens	279	252
Other consumer	1,904	852
Total consumer loans	2,183	1,104
Total nonaccrual loans	$9,015	$8,292

There were no loans past due ninety days or more and still accruing interest at December 31, 2022 or 2021.

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

The table below details loans that had been modified as TDRs for the year ended December 31, 2022.

	For the year ended December 31, 2022
(In thousands)	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Additional provision for loan losses
Commercial real estate loans	2	$373	$373	$-

The TDRs evaluated for impairment for the year ended December 31, 2022 have been classified as TDRs due to economic concessions granted, which include reduction in the stated interest rate, a significant delay in the timing of the payment or an extended maturity date that will result in a significant delay in payment from the original terms.

The table below details loans that have been modified as TDRs for the year ended December 31, 2021.

	For the year ended December 31, 2021
(In thousands)	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Additional provision for loan losses
Commercial real estate loans	1	$675	$675	$-
Commercial and industrial loans	1	200	206	-
Residential mortgages	3	453	459	-
Consumer loans	1	443	504	-

The TDRs evaluated for impairment for the year ended December 31, 2021 have been classified as TDRs due to economic concessions granted, which include reductions in the stated interest rates or an extended maturity date that will result in a delay in payment from the original contractual maturity. One loan has been granted four deferrals and based on the known history of the borrower, Management has determined this loan to be a TDR.

The Company is required to disclose loans that have been modified as TDRs within the previous 12 months in which there was payment default after the restructuring. The Company defines payment default as any loans 90 days past due on contractual payments.

The Company had no loans that had been modified as TDRs during the twelve months prior to December 31, 2022, which had subsequently defaulted during the year ended December 31, 2022.

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

Impaired Loans

The following table summarizes impaired loans information by portfolio class at:

	December 31, 2022			December 31, 2021
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$1,048	$1,048	$-	$666	$666	$-
Commercial real estate	5,283	5,386	-	4,708	4,801	-
Commercial lines of credit	2,218	2,218	-	100	104	-
Other commercial and industrial	2,780	2,829	-	357	396	-
Home equity and junior liens	182	182	-	93	93	-
Other consumer	-	-	-	-	-	-

With an allowance recorded:
1-4 family first-lien residential mortgages	450	450	91	539	539	90
Commercial real estate	2,625	2,625	346	2,450	2,450	300
Commercial lines of credit	3,059	3,066	2,957	53	53	53
Other commercial and industrial	1,998	1,998	1,285	1,852	1,852	1,319
Home equity and junior liens	536	536	114	539	539	114
Other consumer	-	-	-	-	-	-

Total:
1-4 family first-lien residential mortgages	1,498	1,498	91	1,205	1,205	90
Commercial real estate	7,908	8,011	346	7,158	7,251	300
Commercial lines of credit	5,277	5,284	2,957	153	157	53
Other commercial and industrial	4,778	4,827	1,285	2,209	2,248	1,319
Home equity and junior liens	718	718	114	632	632	114
Other consumer	-	-	-	-	-	-
Totals	$20,179	$20,338	$4,793	$11,357	$11,493	$1,876

The following table presents the average recorded investment in impaired loans for the years ended December 31:

(In thousands)	2022	2021
1-4 family first-lien residential mortgages	$1,232	$1,439
Commercial real estate	7,285	9,538
Commercial lines of credit	1,951	640
Other commercial and industrial	3,155	5,041
Home equity and junior liens	647	516
Other consumer	-	50
Total	$14,270	$17,224

The following table presents the cash basis interest income recognized on impaired loans for the years ended December 31:

(In thousands)	2022	2021
1-4 family first-lien residential mortgages	$65	$62
Commercial real estate	247	285
Commercial lines of credit	143	10
Other commercial and industrial	304	180
Home equity and junior liens	6	6
Other consumer	-	-
Total	$765	$543

NOTE 6: ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31, 2022 and 2021 and information pertaining to the allocation of the allowance for loan losses and balances of the allowance for loan losses and loans receivable based on individual and collective impairment evaluation by loan portfolio class at the indicated dates are summarized in the tables below. An allocation of a portion of the allowance to a given portfolio class does not limit the Company’s ability to absorb losses in another portfolio class.

	December 31, 2022
	1-4 family
	first-lien				Other	Paycheck
	residential		Commercial	Commercial	commercial	Protection
(In thousands)	mortgage	Construction	real estate	lines of credit	and industrial	Program
Allowance for loan losses:
Beginning Balance	$872	$-	$5,308	$935	$2,762	$-
Charge-offs	(29)	-	(48)	(51)	(486)	-
Recoveries	-	-	250	-	46	-
Provisions (credits)	(129)	-	371	3,106	622	-
Ending balance	$714	$-	$5,881	$3,990	$2,944	$-
Ending balance: related to loans individually evaluated for impairment	$91	$-	$346	$2,957	$1,285	$-
Ending balance: related to loans collectively evaluated for impairment	$623	$-	$5,535	$1,033	$1,659	$-
Loans receivables:
Ending balance	$257,656	$5,085	$345,330	$82,050	$77,273	$203
Ending balance: individually evaluated for impairment	$1,498	$-	$7,908	$5,278	$4,777	$-
Ending balance:	$256,158	$5,085	$337,422	$76,772	$72,496	$203

collectively evaluated for impairment

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated (1)	Total
Allowance for loan losses:
Beginning Balance	$3	$774	$1,297	$984	$12,935
Charge-offs	-	-	(147)	-	(761)
Recoveries	-	-	95	-	391
Provisions	-	(33)	(199)	(984)	2,754
Ending balance	$3	$741	$1,046	$-	$15,319
Ending balance: related to loans individually evaluated for impairment	$-	$114	$-	$-	$4,793
Ending balance: related to loans collectively evaluated for impairment	$3	$627	$1,046	$-	$10,526
Loans receivables:
Ending balance	$4,280	$34,007	$92,851	$19	$898,754
Ending balance: individually evaluated for impairment	$-	$718	$-	$-	$20,179
Ending balance: collectively evaluated for impairment	$4,280	$33,289	$92,851	$19	$878,575

(1)
The ending balance of the loans receivable for the unallocated portion of the allowance includes loans held-for-sale. At December 31, 2022, the Bank had loans held-for-sale with a principal balance of $19,000. These loans were still part of the portfolio as of December 31, 2022. Based on ASC 948, Mortgage Banking, loans shall be classified as held-for-sale once a decision has been made to sell the loans and shall be transferred to the held-for-sale category at lower of cost or fair value.

	December 31, 2021
	1-4 family
	first-lien				Other	Paycheck
	residential		Commercial	Commercial	commercial	Protection
(In thousands)	mortgage	Construction	real estate	lines of credit	and industrial	Program
Allowance for loan losses:
Beginning Balance	$931	$-	$4,776	$1,670	$2,992	$-
Charge-offs	(20)	-	(7)	(50)	(707)	-
Recoveries	-	-	-	69	1	-
Provisions (credits)	(39)	-	539	(754)	476	-
Ending balance	$872	$-	$5,308	$935	$2,762	$-
Ending balance: related to loans individually evaluated for impairment	$90	$-	$300	$53	$1,319	$-
Ending balance: related to loans collectively evaluated for impairment	$782	$-	$5,008	$882	$1,444	$-
Loans receivables:
Ending balance	$240,434	$6,329	$288,450	$61,884	$69,135	$19,338
Ending balance: individually evaluated for impairment	$1,205	$-	$7,158	$153	$2,209	$-
Ending balance: collectively evaluated for impairment	$239,229	$6,329	$281,292	$61,731	$66,926	$19,338

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated (1)	Total
Allowance for loan losses:
Beginning Balance	$1	$739	$1,123	$545	$12,777
Charge-offs	-	-	(240)	-	(1,024)
Recoveries	-	-	88	-	158
Provisions	2	35	326	438	1,022
Ending balance	$3	$774	$1,297	$984	$12,935
Ending balance: related to loans individually evaluated for impairment	$-	$114	$-	$-	$1,876
Ending balance: related to loans collectively evaluated for impairment	$3	$660	$1,297	$984	$11,059
Loans receivables:
Ending balance	$5,811	$31,737	$110,108	$513	$833,739
Ending balance: individually evaluated for impairment	$-	$632	$-	$-	$11,357
Ending balance: collectively evaluated for impairment	$5,811	$31,105	$110,108	$513	$822,382

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

The allocation of the allowance for loan losses summarized on the basis of the Company’s calculation methodology was as follows:

	December 31, 2022
	1-4 family
	first-lien				Other
	residential		Commercial	Commercial	commercial
(In thousands)	mortgage	Construction	real estate	lines of credit	and industrial
Specifically reserved	$91	$-	$346	$2,957	$1,285
Historical loss rate	5	-	(32)	-	97
Qualitative factors	618	-	5,567	1,033	1,562
Total	$714	$-	$5,881	$3,990	$2,944

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$114	$-	$-	$4,793
Historical loss rate	-	321	708	-	1,099
Qualitative factors	3	306	338	-	9,427
Other	-	-	-	-	-
Total	$3	$741	$1,046	$-	$15,319

	December 31, 2021
	1-4 family
	first-lien				Other
	residential		Commercial	Commercial	commercial
(In thousands)	mortgage	Construction	real estate	lines of credit	and industrial
Specifically reserved	$90	$-	$300	$53	$1,319
Historical loss rate	82	-	2	25	227
Qualitative factors	700	-	5,006	857	1,217
Total	$872	$-	$5,308	$935	$2,762

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$114	$-	$-	$1,876
Historical loss rate	-	324	1,028	-	1,688
Qualitative factors	3	336	269	-	8,388
Other	-	-	-	984	984
Total	$3	$774	$1,297	$984	$12,935

In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard’s stated main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables (such as loans) and other financial assets in scope. The ASU requires entities to measure credit losses on most financial assets carried at amortized costs and certain other instruments using an expected credit loss model. Banks in the United States above $5.0 billion in assets generally adopted this new way of measuring loan losses called the “Current Expected Credit Loss” (“CECL”) model in 2020, with smaller public and private banks, such as Pathfinder, required to convert to this method in fiscal years beginning after December 15, 2022. The Company computed its Allowance for Loan Losses at December 31, 2022 using a methodology called the "Incurred Loss Model" ("ILM"), which remained applicable GAAP at that date. ILM (current GAAP) assumes that all loans will be repaid until evidence to the contrary (known as a loss or trigger event) is identified. Only at that point is the impaired loan (or portfolio of loans) written down to a lower value. CECL requires that an estimate of loss for the entire life cycle of each asset with credit loss exposure be recorded at the funding date of that asset as a component of the reported Allowance for Credit Losses. For additional information regarding current expected credit losses, see Notes 2 and 6 to the consolidated financial statements.

The three major differences between CECL and ILM are: (1) CECL requires that reserves for the full, expected life of any asset with credit loss exposure be established at the funding date of the asset. The reserve must consider all expected credit and credit-related losses in aggregate to the asset's maturity (including prepayment projections) using a methodology that both a.) requires an evaluation of the Bank’s segmented internal credit dynamics (historical loss rate, underwriting standards, etc.); and b.) requires evaluations of the macroeconomic environment at funding and at the end of each subsequent reporting period; (2) CECL requires that a broader array of assets, in addition to outstanding loans, must be included in the CECL calculation than were includable under the ILM model; and (3) CECL requires substantially enhanced documentation and underlying assumption, input and calculation support, due to its more extensive modeling assumptions and inputs, as well as its more complex calculations, than were previously considered necessary under ILM.

Beginning on January 1, 2023, the Bank will have to account for all credit loss exposures using this CECL methodology. A nonrecurring adjustment from ILM to CECL was made on January 1, 2023, increasing the ALLL at December 31, 2022 by $2.2 million in determining the beginning ACL for the quarter ended March 31, 2023. This transition adjustment was booked to retained earnings in the first quarter of 2023 and therefore will be a subtraction from tangible book value (“TBV”), after tax effects of approximately $1.7 million.

NOTE 7: SERVICING

Loans serviced for others are not included in the accompanying consolidated statements of condition. At December 31, 2022 and 2021, the Bank serviced 503 and 493 residential mortgage loans for others, respectively. The unpaid principal balances of mortgage loans serviced for others were $52.2 million and $51.1 million at December 31, 2022 and 2021, respectively. The balance of capitalized servicing rights included in other assets at December 31, 2022 and 2021, was $368,000 and $379,000, respectively.

The following summarizes mortgage servicing rights capitalized and amortized:

(In thousands)	2022	2021
Mortgage servicing rights capitalized	$64	$72
Mortgage servicing rights amortized	75	69

NOTE 8: PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31, is as follows:

(In thousands)	2022	2021
Land	$2,063	$2,434
Buildings	20,406	23,000
Furniture, fixtures and equipment	17,337	16,861
Construction in progress	320	548
	40,126	42,843
Less: Accumulated depreciation	22,254	21,184
	$17,872	$21,659

Depreciation expense in 2022 and 2021 was $1.1 million and $1.8 million, respectively.

NOTE 9: FORECLOSED REAL ESTATE

A summary of foreclosed real estate at December 31, is as follows:

(Dollars in thousands)	Number of properties	December 31, 2022	Number of properties	December 31, 2021
Foreclosed real estate	2	$221	-	$-

At December 31, 2022 and December 31, 2021, the Company reported $542,000 and $1.1 million, respectively, in real estate loans in the process of foreclosure.

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

Of the $4.5 million of goodwill carried on the Company’s books as of December 31, 2022, $3.8 million of this amount was due to prior periods acquisitions of bank branches and $696,000, initially and currently classified as an identifiable intangible asset, was due to the 2013 acquisition of the FitzGibbons Agency by PRMC and the 2015 acquisition of the Huntington Agency.

In 2020, the Company retained expert, independent consultants to evaluate the recorded goodwill for impairment. The Company updated those evaluations using internal modeling processes for the year ended December 31, 2022. The Company is permitted to assess market-based, prospective analyses and other qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than the carrying value. Based on the results of the assessments made by management, with prior input from the retained consultants, it was determined that the carrying value of goodwill in the amount of $4.5 million is not impaired as of December 31, 2022.

The identifiable intangible asset of $101,000 as of December 31, 2022 was due to the acquisition of the FitzGibbons and Huntington Agencies and represents the amortized carrying amount of the customer lists intangible. The weighted average remaining amortization period of this intangible asset is 3.67 years.

The gross carrying amount and annual amortization for this identifiable intangible asset are as follows:

	December 31,
(In thousands)	2022	2021
Gross carrying amount	$243	$243
Accumulated amortization	(142)	(126)
Net amortizing intangibles	$101	$117

The estimated amortization expense for each of the five succeeding years ended December 31, is as follows:

(In thousands)
2023	$16
2024	16
2025	16
2026	16
2027	16
Thereafter	21
Total	$101

NOTE 11: DEPOSITS

A summary of deposits at December 31 is as follows:

(In thousands)	2022	2021
Savings accounts	$134,880	$131,176
Time accounts	314,109	253,564
Time accounts in excess of $250,000	71,696	67,450
Money management accounts	16,107	16,124
MMDA accounts	270,326	256,963
Demand deposit interest-bearing	127,395	130,816
Demand deposit noninterest-bearing	183,711	191,858
Mortgage escrow funds	7,206	7,395
Total Deposits	$1,125,430	$1,055,346

At December 31, 2022, the scheduled maturities of time deposits are as follows:

(In thousands)
Year of Maturity:
2023	$216,235
2024	60,298
2025	69,540
2026	31,194
2027	6,754
Thereafter	1,784
Total	$385,805

In addition to deposits obtained from its business operations within its target market areas, the Bank also obtains brokered deposits through various programs administered by IntraFi Network and through other unaffiliated third-party financial institutions.

	At December 31,
	2022			2021
(In thousands)	Non-Brokered	Brokered	Total	Non-Brokered	Brokered	Total
Savings accounts	$134,880		$134,880	$131,176		$131,176
Time accounts	105,478	208,631	314,109	135,804	117,760	253,564
Time accounts of $250,000 or more	71,696		71,696	67,450		67,450
Money management accounts	16,107		16,107	16,124		16,124
MMDA accounts	270,326		270,326	256,963		256,963
Demand deposit interest-bearing	87,395	40,000	127,395	90,771	40,045	130,816
Demand deposit noninterest-bearing	183,711		183,711	191,858		191,858
Mortgage escrow funds	7,206		7,206	7,395		7,395
Total Deposits	$876,799	$248,631	$1,125,430	$897,541	$157,805	$1,055,346

NOTE 12: BORROWED FUNDS

The composition of borrowings (excluding subordinated debt) at December 31 is as follows:

(In thousands)	2022	2021
Short-term:
FHLB advances	$60,333	$12,500
Total short-term borrowings	$60,333	$12,500
Long-term:
FHLB advances	$55,664	$64,598
Total long-term borrowings	$55,664	$64,598

The principal balances, interest rates and maturities of the outstanding long-term borrowings, all of which are at a fixed rate, at December 31, 2022 are as follows:

Term	Principal	Rates
(Dollars in thousands)
Advances with FHLB
Due within 1 year	$12,006	0.34 - 3.17%
Due within 2 years	22,850	0.39 - 5.03%
Due within 10 years	20,808	0.52 -4.52%
Total advances with FHLB	$55,664
Total long-term fixed rate borrowings	$55,664

At December 31, 2022, scheduled repayments of long-term debt are as follows:

(In thousands)
2023	$12,006
2024	22,850
2025	19,108
2026	1,700
Total	$55,664

The Company has access to FHLBNY advances, under which it can borrow at various terms and interest rates. Residential mortgage loans with a carrying value of $110.3 million, securities with a carrying value of $27.8 million and FHLB stock with a carrying value of $6.0 million have been pledged by the Company under a blanket collateral agreement to secure the Company’s borrowings at December 31, 2022. The total outstanding indebtedness under borrowing facilities with the FHLB cannot exceed the total value of the assets pledged under the blanket collateral agreement. The Company has a $10.3 million line of credit available at December 31, 2022 with the Federal Reserve Bank of New York through its Discount Window and has pledged various corporate and municipal securities against the line. The Company has $15.0 million in lines of credit available with two other correspondent banks. $10.0 million of that line of credit is available on an unsecured basis and the remaining $5.0 million must be collateralized with investment securities. Interest on the lines is determined at the time of borrowing.

NOTE 13: SUBORDINATED DEBT

On October 14, 2020, the Company executed a private placement of $25.0 million of its 5.50% Fixed to Floating Rate non-amortizing Subordinated Debt (the “2020 Subordinated Debt”) to certain qualified institutional investors. The 2020 Subordinated Debt has a maturity date of October 15, 2030 and initially bears interest, payable semi-annually, at a fixed annual rate of 5.50% per annum until October 15, 2025. Commencing on that date, the interest rate applicable to the outstanding principal amount due will be reset quarterly to an interest rate per annum equal to the then current three month Secured Overnight Financing Rate ("SOFR") plus 532 basis points, payable quarterly until maturity. The Company may redeem the 2020 Subordinated Debt at par, in whole or in part, at its option, any time after October 15, 2025 (the first redemption date). The 2020 Subordinated Debt is senior in the Company’s credit repayment hierarchy only to the Company’s common equity and preferred stock and, and any future senior indebtedness and is intended to qualify as Tier 2 capital for regulatory capital purposes for the Company. The Company paid $783,000 in origination and legal fees as part of this transaction. These fees will be amortized over the life of the 2020 Subordinated Debt through its first redemption date using the effective interest method, giving rise to an effective cost of funds of 6.22% from the issuance date calculated under this method. Accordingly, interest expense related to this indebtedness of $1.6 million and $1.5 million was recorded in the years ended December 31, 2022 and December 31, 2021, respectively.

The Company has a non-consolidated subsidiary trust, Pathfinder Statutory Trust II, of which the Company owns 100% of the common equity. The Trust issued $5,000,000 of 30-year floating rate Company-obligated pooled capital securities of Pathfinder Statutory Trust II (“Floating-Rate Debentures”). The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms. The capital securities mature in 2037 and are treated as Tier 1 capital by the FDIC and FRB. The capital securities of the trust are a pooled trust preferred fund of Preferred Term Securities VI, Ltd., whose interest rate resets quarterly, and are indexed to the 3-month LIBOR rate plus 1.65%. These securities have a five-year call provision. The Company paid $178,000 and $94,000 in interest expense related to this issuance in 2022 and 2021, respectively. The Company guarantees all of these securities.

The United Kingdom’s Financial Conduct Authority (“FCA”), the organization responsible for regulating LIBOR, ceased publishing LIBOR indices at the end of 2021. The Alternative Reference Rates Committee (the “ARRC”), formed by the Federal Reserve Board and the Federal Reserve Bank of New York, had been charged with developing an alternative rate that replaced LIBOR in the United States (U.S. dollar-denominated LIBOR). The ARRC identified the SOFR as the rate that represents best practice for use in U.S. dollar-denominated LIBOR derivatives and other financial contracts. Accordingly, SOFR has currently replaced LIBOR in the substantial majority of contracts in which LIBOR was used. Management has analyzed the Company’s aggregate exposure to instruments that are indexed to LIBOR (including the Company’s acquired loan participations, fixed-income investments, hedging instruments and the Floating-Rate debt) and concluded that the adoption of SOFR will not materially impact the Company or the results of its operations.

The Company's equity interest in the trust subsidiary is included in other assets on the Consolidated Statements of Financial Condition at December 31, 2022 and 2021. For regulatory reporting purposes, the Federal Reserve Board has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them.

On April 1, 2021, the Company redeemed a $10.0 million non-amortizing subordinated debt instrument. The terms of the subordinated debt required fixed interest payments at an annual interest rate of 6.25% after February 29, 2016 until the debt’s scheduled maturity date. Interest expense, related to this borrowing, of $-0- and $156,000 was recorded in the years ended December 31, 2022 and 2021, respectively.

The composition of subordinated debt at December 31 is as follows:

(In thousands)	2022	2021
Subordinated debt
Junior subordinated debenture	$5,155	$5,155
Subordinated debt	$25,000	$25,000
Deferred Financing Charges	(422)	(592)
Total subordinated debt	$29,733	$29,563

The principal balances, interest rates and maturities of the subordinated debt at December 31, 2022 are as follows:

Term	Principal	Rates
(Dollars in thousands)
Subordinated debt:
Due within 8 years	$25,000	5.5%
Due within 15 years	5,155	3-Month LIBOR + 1.65%
Total subordinated debt	$30,155

Scheduled repayments of the subordinated debt at December 31, 2022 are as follows:

(In thousands)
2023	$-
2024	-
2025	25,000
2026	-
2027	-
Thereafter	5,155
Total	$30,155

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

The following tables set forth the changes in the plans’ benefit obligations, fair value of plan assets and the plans’ funded status as of December 31:

	Pension Benefits		Postretirement Benefits
(In thousands)	2022	2021	2022	2021
Change in benefit obligations:
Benefit obligations at beginning of year	$12,720	$12,967	$325	$369
Service cost	-	-	-	-
Interest cost	465	441	11	12
Plan participants' contribution	-	-	9	8
Actuarial (gain) loss	(3,368)	(389)	(164)	(19)
Benefits paid	(375)	(299)	(45)	(45)
Benefit obligations at end of year	9,442	12,720	136	325
Change in plan assets:
Fair value of plan assets at beginning of year	20,531	19,274	-	-
Actual return on plan assets	(3,845)	1,556	-	-
Benefits paid	(375)	(299)	(45)	(45)
Plan participants' contribution	-	-	9	8
Employer contributions	-	-	36	37
Fair value of plan assets at end of year	16,311	20,531	-	-
Funded (unfunded) status - asset (liability)	$6,869	$7,811	$(136)	$(325)

The funded status of the pension was recorded within other assets on the statement of condition. The unfunded status of the postretirement plan is recorded within other liabilities on the statement of condition.

Amounts recognized in accumulated other comprehensive loss as of December 31 are as follows:

	Pension Benefits		Postretirement Benefits
(In thousands)	2022	2021	2022	2021
Net loss (gain)	$3,389	$1,843	$(103)	$64
Tax Effect	886	480	(27)	15
	$2,503	$1,363	$(76)	$49

Gains and losses in excess of 10% of the greater of the benefit obligation or the fair value of assets are amortized over the average remaining service period of active participants.

The Company utilized the actual projected cash flows of the participants in both plans for the years ended December 31, 2022 and December 31, 2021. The following points address the approach taken.

1.
An analysis of the defined benefit pension plan’s expected future cash flows and high-quality fixed income investments currently available and expected to be available during the period to maturity of the pension benefits yielded a single discount rate of 6.09% at December 31, 2022.
2.
An analysis of the postretirement health plan’s expected future cash flows and high-quality fixed-income investments currently available and expected to be available during the period to maturity of the retiree medical benefits yielded a single discount rate of 6.09% at December 31, 2022.

3.
Each discount rate was developed by matching the expected future cash flows of the Bank to high quality bonds. Every bond considered has earned ratings of at least AA by Fitch Group, AA by Standard & Poor’s, or Aa2 by Moody’s Investor Services.

The accumulated benefit obligation for the defined benefit pension plan was $9.4 million and $12.7 million at December 31, 2022 and 2021, respectively. The postretirement plan had an accumulated benefit obligation of $136,000 and $325,000 at December 31, 2022 and 2021, respectively.

The significant assumptions used in determining the benefit obligations as of December 31, are as follows:

	Pension Benefits		Postretirement Benefits
	2022	2021	2022	2021
Weighted average discount rate	6.09%	3.71%	6.09%	3.71%
Rate of increase in future compensation levels	-	-	-	-

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plan. The annual rates of increase in the per capita cost of covered medical and prescription drug benefits for future years were assumed to be 4.50% for 2022, gradually decreasing to 4.20% in 2025 and remain at that level thereafter.

The composition of the net periodic benefit plan (benefit) cost for the years ended December 31 is as follows:

	Pension Benefits		Postretirement Benefits
(In thousands)	2022	2021	2022	2021
Service cost	$-	$-	$-	$-
Interest cost	465	441	11	12
Expected return on plan assets	(1,068)	(1,146)	-	-
Amortization of transition obligation	-	-	-	-
Amortization of net losses	-	101	7	9
Amortization of unrecognized past service liability	-	-	(5)	(5)
Net periodic benefit plan (benefit) cost	$(603)	$(604)	$13	$16

The significant assumptions used in determining the net periodic benefit plan cost for years ended December 31, were as follows:

	Pension Benefits		Postretirement Benefits
	2022	2021	2022	2021
Weighted average discount rate	6.09%	3.71%	6.09%	3.71%
Expected long term rate of return on plan assets	6.00%	5.25%	-	-
Rate of increase in future compensation levels	-	-	-	-

The long term rate of return on assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 6.5% to 8.5% and 2.0% to 4.0%, respectively. The long-term inflation rate was estimated to be 2.5%. When these overall return expectations are applied to the plan’s target allocation, the expected rate of return was determined to be in the range of 5.0% to 7.0%. Management chose to use a 5.25% expected long-term rate of return in 2022 and a 6.0% expected long-term rate of return in 2023 reflecting current economic conditions and expected rates of return. Based on the $16.3 million fair value of plan assets at December 31, 2022, each 50 basis point decrease in the expected long-term rate of return would reduce after tax net income at a 2023 expected state and federal combined statutory tax rate of 26.1% by approximately $60,000.

The estimated net actuarial income that will be amortized from accumulated other comprehensive income into net periodic benefit plan income during 2023 is $175,000. The estimated amortization of the unrecognized transition obligation and actuarial income for the postretirement health plan in 2023 is $136,000. The expected net periodic benefit plan benefit for 2023 is estimated to be $174,000 for both retirement plans in aggregate.

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

Pension plan assets measured at fair value are summarized below:

	At December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Asset Category:
Mutual Funds - Equity
Large-cap value (a)	$-	$1,659	$-	$1,659
Large-cap Growth (b)	-	1,239	-	1,239
Large-cap Core (c)	-	993	-	993
Mid-cap Value (d)	-	384	-	384
Mid-cap Growth (e)	-	309	-	309
Mid-cap Core (f)	-	340	-	340
Small-cap Value (g)	-	179	-	179
Small-cap Growth (h)	-	413	-	413
Small-cap Core (i)	-	268	-	268
International Equity (j)	-	2,199	-	2,199
Equity -Total	-	7,983	-	7,983
Fixed Income Funds
Fixed Income - US Core (k)	-	2,007	-	2,007
Intermediate Duration (l)	-	3,347	-	3,347
Long Duration (m)	-	2,568	-	2,568
Fixed Income-Total	-	7,922	-	7,922
Cash Equivalents-Money market*	54	352	-	406
Total	$54	$16,257	$-	$16,311

	At December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Asset Category:
Mutual Funds - Equity
Large-cap value (a)	$-	$1,763	$-	$1,763
Large-cap Growth (b)	-	1,946	-	1,946
Large-cap Core (c)	-	1,234	-	1,234
Mid-cap Value (d)	-	475	-	475
Mid-cap Growth (e)	-	442	-	442
Mid-cap Core (f)	-	398	-	398
Small-cap Value (g)	-	222	-	222
Small-cap Growth (h)	-	533	-	533
Small-cap Core (i)	-	332	-	332
International Equity (j)	-	2,651	-	2,651
Equity -Total	-	9,996	-	9,996
Fixed Income Funds
Fixed Income - US Core (k)	-	2,380	-	2,380
Intermediate Duration (l)	-	4,249	-	4,249
Long Duration (m)	-	3,521	-	3,521
Fixed Income-Total	-	10,150	-	10,150
Cash Equivalents-Money market*	49	336	-	385
Total	$49	$20,482	$-	$20,531

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

For the fiscal year ending December 31, 2023, the Company expects to contribute approximately $17,000 to the postretirement plan.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from both retirement plans:

	Pension	Postretirement
(In thousands)	Benefits	Benefits	Total
Years ending December 31:
2023	$449	$17	$466
2024	465	16	481
2025	489	15	504
2026	616	14	630
2027	636	13	649
Thereafter	3,639	55	3,694

The Company also offers a 401(k) plan to its employees. Contributions to this plan by the Company were $433,000 and $414,000 for 2022 and 2021, respectively. In addition, the Company made $337,000 and $314,000 of safe harbor contributions to the plan in 2022 and 2021, respectively.

The Company maintains optional deferred compensation plans for its directors and certain executive officers, whereby fees and income normally received are deferred and paid by the Company based upon a payment schedule commencing between the ages of 65 and 70 and continuing monthly for 10 years. At December 31, 2022 and 2021, other liabilities include approximately $3.2 million and $3.0 million, respectively, relating to deferred compensation. Deferred compensation expense for the years ended December 31, 2022 and 2021 amounted to approximately $355,000 and $349,000, respectively.

To assist in the funding of the Company’s benefits under the supplemental executive retirement plan and deferred compensation plans, the Company is the owner of single premium life insurance policies on selected participants. At December 31, 2022 and 2021, the cash surrender values of these policies were $24.0 million and $23.4 million, respectively.

The Bank adopted a Defined Contribution Supplemental Executive Retirement Plan (the “SERP”), effective January 1, 2014. The SERP benefits certain key senior executives of the Bank who are selected by the Board to participate, including our named executive officers. The SERP is intended to provide a benefit from the Bank upon retirement, death, disability or voluntary or involuntary termination of service (other than “for cause”), subject to the requirements of Section 409A of the Internal Revenue Code. Accordingly, the SERP obligates the Bank to make a contribution to each executive’s account on the last business day of each calendar year. In addition, the Bank, may, but is not required to, make additional discretionary contributions to the executive’s accounts from time to time. All executives currently participating in the plan, including the named executive officers, are fully vested in the Bank’s contribution to the plan. In the event the executive is terminated involuntarily or resigns for good reason within 24 months following a change in control, the Bank is required to make additional annual contributions the lesser of: (1) three years or (2) the number of years remaining until the executive’s benefit age, subject to potential reduction to avoid an excess parachute payment under Code Section 280G. In the event of the executive’s death, disability or termination within 24 months after a change in control, the executive’s account will be paid in a lump sum to the executive or his beneficiary, as applicable. In the event the executive is entitled to a benefit from the SERP due to retirement or other termination of employment, the benefit will be paid either in a lump sum or in 10 annual installments as detailed in his or her participant agreement. At December 31, 2022 and 2021, other liabilities included $635,000 and $578,000, respectively, accrued under this plan.

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

Activity in the stock option plans is as follows:

	Options Outstanding		Shares Exercisable
	Number of	Weighted Average	Number of	Weighted Average
(Shares in thousands)	Shares	Exercise Price	Shares	Exercise Price
Outstanding at January 1, 2021	320	$10.89	204	$10.91
Granted	-	-	-	-
Newly vested	-	-	59	10.97
Exercised	(53)	-	(53)	-
Forfeited	-	-	-	-
Expired	(3)	9.48	-	-
Outstanding at December 31, 2021	264	$10.98	210	$11.05
Granted	-	$-	-	$-
Newly vested	-	-	27	10.73
Exercised	(37)	-	(37)	-
Forfeited	(4)	11.35	-	-
Expired	-	-	-	-
Outstanding at December 31, 2022	223	$10.94	200	$10.98

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options prior to the expiration date. The intrinsic value can change based on fluctuations in the market value of the Company’s stock. At December 31, 2022, the intrinsic value of the stock options was $1.8 million. At December 31, 2021, the intrinsic value of the stock options was $1.6 million.

At December 31, 2022, the average remaining contractual life of outstanding options and shares exercisable were 4.2 years and 3.9 years, respectively.

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

The compensation expense of the stock option awards and restricted stock units is based on the fair value of the instruments on the date of grant. The Company recorded compensation expense in the amount of $157,000 and $241,000 in 2022 and 2021, respectively, and is expected to record $93,112, and $-0- in 2023 and 2024.
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

The ESOP loan from the Company has a ten year term and is being repaid in equal payments of principal and interest under a fixed rate of interest equal to 3.25% which was the prime rate of interest on the date of the closing of the offering. This ESOP loan from the Company, also referred to as an internally leveraged ESOP, does not appear as a liability on the Company’s Consolidated Statement of Condition as of December 31, 2022 in accordance with ASC 718-40-25-9d.

In accordance with the payment of principal on the loan, a proportionate number of shares are allocated to the employees over the ten year time horizon of the loan. Participants’ vesting interest in the shares of Company stock is at the rate of 20% per year. Compensation expense is recorded based on the number of shares released to the participants times the average market value of the Company’s stock over that same period. Dividends on unallocated shares, recorded as compensation expense on the income statement, are made available to the participants' account. The Company recorded $489,000 and $397,000 in compensation expense in 2022 and 2021, respectively, including $19,000 and $21,000 for dividends on unallocated shares in these same time periods. At December 31, 2022, there were 42,774 unearned ESOP shares with a fair value of $819,000 thousand.

NOTE 17: Income Taxes

The provision for income taxes for the years ended December 31, is as follows:

(In thousands)	2022	2021
Current	$2,517	$3,018
Deferred	139	481
	$2,656	$3,499

The provision for income taxes includes the following

(In thousands)	2022	2021
Federal Income Tax	$2,342	$3,273
State Tax	314	226
	$2,656	$3,499

The components of the net deferred tax asset (liability), included in other assets as of December 31, are as follows:

(In thousands)	2022	2021
Assets:
Deferred compensation	$1,051	$983
Allowance for loan losses	4,004	3,381
Postretirement benefits	36	85
Subordinated debt interest	37	19
Loan origination fees	261	335
Investment securities	3,583	-
Stock-based compensation	71	80
Capital loss carryover	-	149
Cash flow hedges	-	138
Lease Liabilities	632	638
Other	322	240
Total	9,997	6,048
Liabilities:
Prepaid pension	(1,795)	(2,041)
Investment securities	-	(151)
Cash flow hedges	(135)	-
Depreciation	(2,097)	(1,902)
Accretion	(494)	(124)
Intangible assets	(1,004)	(1,004)
Mortgage servicing rights	(96)	(99)
Right-of-use assets	(549)	(559)
Prepaid expenses and transaction fees	(112)	(91)
Total	(6,282)	(5,971)
	3,715	77
Less: deferred tax asset valuation allowance	-	(80)
Net deferred tax (liability) asset	$3,715	$(3)

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the statutory carry back period. A valuation allowance is provided when it is more likely than not that some portion, or all of the deferred tax assets, will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income and the projected future level of taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. On the basis of this evaluation, as of December 31, 2022, a reversal of the prior year valuation allowance of $80,000 has been recorded.

Deferred income tax assets and liabilities are determined using the liability method. Under this method, the net deferred tax asset or liability is recognized for their future tax consequences. This is attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basises as well as net operating and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. If current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established. The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.

During 2022, the Company recognized capital gains from the disposal of an equity security and real property held for investment. These capital gains were able to fully offset prior capital loss carryforwards, thereby allowing the reversal of the valuation allowance recorded in the prior year.

In 2022, the Company’s effective tax rate was 17.5%, as compared to 22.4% in 2021. A reconciliation of the federal statutory income tax rate to the effective income tax rate for the years ended December 31, is as follows:

	2022	2021
Federal statutory income tax rate	21.0%	21.0%
State tax, net of federal benefit	1.6	1.2
Tax-exempt interest income	(1.3)	(0.6)
Increase in value of bank owned life insurance less premiums paid	(0.8)	(0.7)
Change in valuation allowance	(0.4)	0.5
Federal credits	(0.6)	-
Other	(2.5)	0.5
Effective income tax rate - Pathfinder Bancorp, Inc.	17.0%	21.9%
Minority interest	0.5	0.5
Effective income tax rate	17.5%	22.4%

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

At December 31, 2022 and 2021, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
(In thousands)	2022	2021
Commitments to grant loans	$50,605	$93,364
Unfunded commitments under lines of credit	155,453	136,749
Unfunded commitments related to construction loans in progress	7,142	12,308
Standby letters of credit	2,845	2,735

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include residential real estate and income-producing commercial properties. Loan commitments outstanding at December 31, 2022 with variable interest rates and fixed interest rates were approximately $160.4 million and $55.6 million, respectively. These outstanding loan commitments carry current market rates.

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

NOTE 19: Dividends and Restrictions

The Company's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Company. In addition to state law requirements and the capital requirements discussed in Note 20, regulatory matters, regulations and policies limit the circumstances under which the Bank may pay dividends. The amount of retained earnings legally available under these regulations approximated $37.8 million as of December 31, 2022. Dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. The Bank made no dividend payments to the Company in the years ended December 31, 2022 or December 31, 2021.

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its banking operations. This strong capital position serves to support growth and expansion activities while at the same time exceeding regulatory standards. At December 31, 2022, the Bank met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 8%, Tier 1 common equity exceeding 6.5%, and a total risk-based capital ratio exceeding 10%.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The buffer is separate from the capital ratios required under the Prompt Corrective Action (“PCA”) standards. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum levels of the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity. The capital conservation buffer requirement is now fully implemented at 2.5% of risk-weighted assets. At December 31, 2022, the Bank exceeded all regulatory required minimum capital ratios, including the capital buffer requirements.

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

As of December 31, 2022, the Bank’s most recent notification from the FDIC categorized the Bank as “well-capitalized”, under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized”, the Bank must maintain total risk-based,

Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

As noted above, the regulations also impose a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The buffer is separate from the capital ratios required under the Prompt Corrective Action (“PCA”) standards and imposes restrictions on dividend distributions and discretionary bonuses. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum levels of the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity. The capital conservation buffer requirement is now fully implemented at 2.5% of risk-weighted assets. At December 31, 2022, the Bank exceeded all regulatory required minimum capital ratios, including the capital buffer requirements.

The Bank’s actual capital amounts and ratios as of December 31, 2022 and 2021 are presented in the following table.

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be "Well-Capitalized" Under Prompt Corrective Provisions		Minimum for Capital Adequacy With Buffer
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022:
Total Core Capital (to Risk-Weighted Assets)	$145,760	15.14%	$77,029	8.00%	$96,286	10.00%	$101,100	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$133,683	13.88%	$57,772	6.00%	$77,029	8.00%	$81,843	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$133,683	13.88%	$43,329	4.50%	$62,586	6.50%	$67,400	7.00%
Tier 1 Capital (to Assets)	$133,683	9.67%	$55,314	4.00%	$69,142	5.00%	$69,142	5.00%
As of December 31, 2021:
Total Core Capital (to Risk-Weighted Assets)	$129,166	15.19%	$68,013	8.00%	$85,016	10.00%	$89,266	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$118,511	13.94%	$51,009	6.00%	$68,013	8.00%	$72,263	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$118,511	13.94%	$38,257	4.50%	$55,260	6.50%	$59,511	7.00%
Tier 1 Capital (to Assets)	$118,511	9.52%	$49,804	4.00%	$62,255	5.00%	$62,255	5.00%

The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary bank that supports growth and expansion activities while at the same time exceeding regulatory standards. At December 31, 2022, the Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.

The Federal Reserve Board regulations previously required banks to maintain non-interest-earning reserves on deposit at the Federal Reserve Bank (“FRB”), against their transaction accounts (primarily negotiable order of withdrawal (“NOW”) and regular checking accounts). In March 2020, due to a change in in its approach to monetary policy due to the COVID-19 pandemic, the Federal Reserve Board announced an interim rule to amend Regulation D requirements and reduce reserve requirement ratios to zero. The Federal Reserve Board has indicated that it has no plans to re-impose reserve requirements, but may do so in the future.

NOTE 21: INTEREST RATE DERIVATIVE

The Company is exposed to certain risks from both its business operations and changes in economic conditions. As part of managing interest rate risk, the Company enters into standardized interest rate derivative contracts (designated as hedging agreements) to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate hedging agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate hedging agreements are generally entered into with counterparties that meet established credit standards and the agreements contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material at December 31, 2022. Interest rate hedging agreements are recorded at fair value as other assets or liabilities. The Company had no material derivative contracts not designated as hedging agreements at December 31, 2022 or December 31, 2021.

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

The Company records various hedges in the Consolidated Statements of Condition at fair value. The Company’s accounting treatment for these derivative instruments is based on the instrument's hedge designation determined at the inception of each derivative instrument's contractual term. The following tables show the Company’s outstanding fair value hedges at December 31, 2022 and December 31, 2021:

(In thousands)	Hedge-Adjusted Carrying Amount of the Hedged Assets at December 31, 2022	Cumulative Amount of Fair Value Hedging Adjustment Subtracted from Carrying Amount of the Hedged Assets at December 31, 2022	Hedge-Adjusted Carrying Amount of the Hedged Assets at December 31, 2021	Cumulative Amount of Fair Value Hedging Adjustment Subtracted from Carrying Amount of the Hedged Assets at December 31, 2021
Line item on the balance sheet in which the hedged item is included:
Available-for-sale securities (1)	$68,741	$8,240	$61,808	$1,308
Loans receivable (2)	$37,196	$1,477	$41,651	$152

(1)
The carrying amount of hedged assets represents the hedge-adjusted amortized cost basis of specifically-identified municipal and GSE-backed securities designated as the underlying assets for the hedging relationships. The notional amount of the designated hedges were $66.8 million and $52.0 million at December 31, 2022 and December 31, 2021, respectively. The fair value of the derivatives (an unrealized gain, receivable from derivative counterparties) recorded in other assets resulted in a net asset position of $8.2 million and $1.3 million at December 31, 2022 and December 31, 2021, respectively. The Company’s participation in these fair value hedging transactions increased interest income by $565,000 and reduced interest income by $183,000 in the years ended December 31, 2022 and 2021, respectively.
(2)
The carrying amount of hedged assets represents the hedge-adjusted amortized cost of two specific purchased loan pools designated as the underlying asset for the hedging relationship in which the hedged item is the underlying asset's amortized cost projected to be remaining at the end of the contractual term of the hedging instrument. The amount of the designated hedged items were $19.2 million and $20.5 million at December 31, 2022 and December 31, 2021, respectively. At December 31, 2022, the fair value of the derivatives recorded in other assets (an unrealized gain, receivable from derivative counterparties) resulted in a net asset position of $1.5 million, recorded by the Company in other assets. The Company’s participation in the fair value hedge had an immaterial effect on recorded interest income for the twelve months ended December 31, 2022 and 2021.

In February 2020, the Company entered into an interest rate cap contract, designated as a cash flow hedging transaction at its inception, in the notional amount of $40.0 million, intended to reduce the Company’s exposure to potential rises in short-term interest rates above the contractual level. The Company paid $228,000 in a one-time premium for the cap contract and has no further contractual obligations to the contractual counterparty over the remaining life of the contract. The premium was expected to be amortized ratably over the contractual term of the cap contract, which matures in February 2023. In September of 2021, the Company determined that the specific underlying funding stream, for which the interest rate cap was originally intended to hedge, was no longer going to be a continuing component of the Bank’s overall funding strategies. Therefore, although the cap contract continued to remain in force, it was no longer considered to be a hedge against any specific funding liability. Therefore under ASC 815, the Company re-designated the cap as a free-standing derivative and marked the fair value of the cap to market during each reporting period through earnings. The re-designation of the interest rate cap contract to a free-standing derivative resulted in the recognition of a $157,000 increase in interest expense in 2021, prior to its re-designation. The cap contract was terminated in April 2022 resulting in a gain, recorded as other noninterest income, of $26,000.

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

The following table shows the pre-tax gains (losses) of the Company’s derivatives designated as cash flow hedges in other comprehensive income at December 31:

(In thousands)	2022	2021
Fair market value adjustment gain/(loss) - interest rate swap	$519	$(387)
Total gain (loss) in comprehensive income	$519	$(387)

	For the years ended
(In thousands)	December 31, 2022	December 31, 2021
Balance as of January 1:	$(387)	$(1,308)
Amount of unrealized gains recognized in other comprehensive income	906	921
Gain (loss) in other comprehensive income:	$519	$(387)

The amounts of hedge ineffectiveness, recognized during the year ended December 31, 2022, and December 31, 2021, for cash flow hedges were not material to the Company’s Consolidated Statements of Income. A portion of, or the entire amount included in accumulated other comprehensive loss would be reclassified into current earnings should a portion of, or the entire hedge, no longer be considered effective. Management believes that the hedges will remain fully effective during the remaining term of the respective hedging contracts. The changes in the fair values of the interest rate hedging agreements primarily result from the effects of changing index interest rates and the reduction of the time each quarter between the measurement date and the contractual maturity date of the hedging instrument.

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

The Bank holds two corporate investment securities with an aggregate amortized historical cost of $4.1 million and an aggregate fair market value of $4.8 million as of December 31, 2022. The securities had a valuation that is determined using published net asset values (NAV) derived by an analysis of the security’s underlying assets. The securities are comprised primarily of broadly-diversified real estate loans and are traded in secondary markets on an infrequent basis. While these securities are redeemable through tender offers made by their respective issuers, the liquidation value of the securities may be below their stated NAVs and also subject to restrictions as to the amount of securities that can be redeemed at any single scheduled redemption. The Company anticipates that these securities will be redeemed by their respective issuers on indeterminate future dates as a consequence of the ultimate liquidation strategies employed by the management of these investments.

The Company also holds two limited partnership investments managed by an unrelated third party with an aggregate fair market value of $1.9 million. The investments are funds comprised of marketable equity securities, primarily focused on community banks and financial technology companies. These investments are recorded at fair value at the end of each reporting period using Level 1 valuation techniques. Unrealized changes in the fair value of these investments are recorded as components of periodic net income in the period in which the changes occur.

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

The following tables summarize assets measured at fair value on a recurring basis as of December 31, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	December 31, 2022
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$29,364	$-	$29,364
State and political subdivisions	-	45,385	-	45,385
Corporate	-	7,066	-	7,066
Asset backed securities	-	15,400	-	15,400
Residential mortgage-backed - US agency	-	16,400	-	16,400
Collateralized mortgage obligations - US agency	-	11,708	-	11,708
Collateralized mortgage obligations - Private label	-	61,434	-	61,434
Total	-	186,757	-	186,757
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Other Securities:
Corporate issuances measured at NAV	-	-	-	4,763
Total available-for-sale securities	$206	$186,757	$-	$191,726

Marketable securities measured at NAV		$-	$-	$1,862

Interest rate swap derivative fair value hedges (unrealized gain carried as receivable from derivative counterparties)	$-	$9,717	$-	$9,717

Interest rate swap derivative cash flow hedges (unrealized gain carried as receivable from derivative counterparties)	$-	$519	$-	$519

	December 31, 2021
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$32,273	$-	$32,273
State and political subdivisions	-	39,199	-	39,199
Corporate	-	9,630	-	9,630
Asset backed securities	-	13,613	-	13,613
Residential mortgage-backed - US agency	-	22,164	-	22,164
Collateralized mortgage obligations - US agency	-	12,285	-	12,285
Collateralized mortgage obligations - Private label	-	56,731	-	56,731
Total	-	185,895	-	185,895
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Other Securities:
Investment securities issued by corporations measured at NAV	-	-	-	4,497
Total available-for-sale securities	$206	$185,895	$-	$190,598

Marketable securities measured at NAV		$-	$-	$677

Interest rate swap derivative fair value hedges (unrealized gain carried as receivable from derivative counterparties)	$-	$1,460	$-	$1,460

Interest rate swap derivative cash flow hedges (unrealized loss carried as payable to derivative counterparties)	$-	$(387)	$-	$(387)

The following tables summarize assets measured at fair value on a nonrecurring basis as of December 31, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

		December 31, 2022
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$2,328	$2,328
Foreclosed real estate	-	-	221	221

		December 31, 2021
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$4,182	$4,182
Foreclosed real estate	-	-	-	-

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2022
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 35% (17%)
	(Sales Approach)	Costs to Sell	7% - 14% (12%)
Discounted Cash Flow

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15% (15%)
	(Sales Approach)	Costs to Sell	6% - 9% (8%)

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2021
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 30% (15%)
	(Sales Approach)	Costs to Sell	7% - 14% (10%)
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

The carrying amounts and fair values of the Company’s financial instruments as of December 31 are presented in the following table:

		December 31, 2022		December 31, 2021
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$35,282	$35,282	$37,149	$37,149
Investment securities - available-for-sale	2	186,757	186,757	185,895	185,895
Investment securities - available-for-sale	NAV	4,763	4,763	4,497	4,497
Investment securities - marketable securities	NAV	1,862	1,862	677	677
Investment securities - held-to-maturity	2	194,402	181,491	160,923	162,805
Federal Home Loan Bank stock	2	5,982	5,982	4,189	4,189
Net loans	3	882,435	844,892	819,524	819,721
Accrued interest receivable	1	6,168	6,168	4,520	4,520
Interest rate derivative fair value hedges receivable - AFS investments	2	8,240	8,240	1,308	1,308
Interest rate derivative fair value hedges receivable - loans	2	1,477	1,477	152	152

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$699,624	$699,624	$694,089	$694,089
Time Deposits	2	425,806	393,676	361,257	360,680
Borrowings	2	115,997	112,877	77,098	76,957
Subordinated debt	2	29,733	27,378	29,563	30,627
Accrued interest payable	1	975	975	106	106
Interest rate derivative cash flow hedge receivable/(payable)	2	519	519	(387)	(387)

NOTE 23: Parent Company – Financial Information

The following represents the condensed financial information of Pathfinder Bancorp, Inc. as of and for the years ended December 31:

Statements of Condition	2022	2021
(In thousands)
Assets
Cash	$9,638	$13,633
Investments	1,862	677
Investment in bank subsidiary	126,733	122,241
Investment in non-bank subsidiary	155	155
Premise and equipment, net	9	3,577
Assets held-for-sale	3,042	-
Other assets	735	639
Total assets	$142,174	$140,922
Liabilities and Shareholders' Equity
Accrued liabilities	$859	$722
Subordinated debt	29,733	29,564
Shareholders' equity	111,582	110,636
Total liabilities and shareholders' equity	$142,174	$140,922

Statements of Income	2022	2021
(In thousands)
Income
Dividends from non-bank subsidiary	$5	$3
Dividends from marketable equity security	15	20
Gain (loss) on marketable securities	352	(5)
Impairment on premise and equipment	(380)	-
Operating, net	128	116
Total income	120	134
Expenses
Interest	1,749	1,790
Operating, net	1,299	705
Total expenses	3,048	2,495
Loss before taxes and equity in undistributed net income of subsidiaries	(2,928)	(2,361)
Tax benefit	528	527
Loss before equity in undistributed net income of subsidiaries	(2,400)	(1,834)
Equity in undistributed net income of subsidiaries	15,332	14,241
Net income	$12,932	$12,407

Statements of Cash Flows	2022	2021
(In thousands)
Operating Activities
Net Income	$12,932	$12,407
Equity in undistributed net income of subsidiaries	(15,332)	(14,241)
Stock based compensation and ESOP expense	626	617
Amortization of deferred financing from subordinated loan	170	163
Gains on marketable securities	(352)	-
Impairment of fixed asset	380	-
Net change in other assets and liabilities	375	(298)
Net cash flows from operating activities	(1,201)	(1,352)
Investing Activities
Purchase of investments	(1,628)	-
Proceeds from sales of marketable equity securities	714	-
Disposal of premises and equipment	(3,311)	-
Transfer of fixed asset to held-for-sale	3,042	-
Proceeds from insurance claim for premises and equipment	60	-
Purchase of premises and equipment	(9)	(143)
Net cash flows from investing activities	(1,132)	(143)
Financing activities
Proceeds from exercise of stock options	418	551
Payments on redemption of subordinated debt	-	(10,000)
Cash dividends paid to common shareholders	(1,568)	(1,227)
Cash dividends paid to non-voting common shareholders	(469)	(194)
Cash dividends paid to preferred shareholders	-	(180)
Cash dividends paid on warrants	(43)	(35)
Net cash flows from financing activities	(1,662)	(11,085)
Change in cash and cash equivalents	(3,995)	(12,580)
Cash and cash equivalents at beginning of year	13,633	26,213
Cash and cash equivalents at end of year	$9,638	$13,633

NOTE 24: RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). None of the related party loans were classified as nonaccrual, past due, restructured, or potential problem loans at December 31, 2022 or 2021.

The following represents the activity associated with loans to related parties during the years ended:

	December 31,	December 31,
(In thousands)	2022	2021
Balance at the beginning of the year	$22,427	$22,445
Originations and related party additions	15,278	5,663
Principal payments and related party removals	(5,174)	(5,681)
Balance at the end of the period	$32,531	$22,427

Deposit accounts of each related party at December 31, 2022 and December 31, 2021 were $19.5 million and $18.4 million, respectively.

NOTE 25: ASSETS AND LIABILITIES HELD FOR SALE

Assets and liabilities held for sale represent land, buildings and land improvements less accumulated depreciation that are being held with a specific intention to sell at some future date. The Company records assets and liabilities held for sale in accordance with ASC 360, Property, Plant, and Equipment, at the lower of the individual asset's carrying value or estimated fair value, less estimated cost to sell. Fair value is based on the estimated proceeds from the sale for an individual asset utilizing recent purchase offers, market comparables and/or data obtained from reliable commercial real estate appraisals. Management's estimate as to fair value is regularly reviewed and subject to changes in the commercial real estate markets and other factors.

The Company holds a real estate parcel, including a partially-developed mixed use commercial structure, with a carrying value of $3.4 million. The asset has been classified as held-for-sale and is being actively marketed as of the filing date. It is the Company's intention to complete the sale of this asset during 2023. For the year ended December 31, 2022, the Company recorded an impairment charge of $379,000 on this asset to reflect its estimated realizable value upon sale.

NOTE 26: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in the components of accumulated other comprehensive income (loss) (“AOCI”), net of tax, for the periods indicated are summarized in the table below.

	For the year ended December 31, 2022
(In thousands)	Retirement Plans	Unrealized Gains and (Losses) on Available-for- Sale Securities	Unrealized (Losses) and Gains on Derivatives and Hedging Activities	Unrealized (Loss) on Securities Transferred to Held-to- Maturity	Total
Beginning balance	$(1,412)	$428	$(286)	$2	$(1,268)
Other comprehensive income before reclassifications	(1,017)	(10,673)	668	(2)	$(11,024)
Amounts reclassified from AOCI	2	118	-	-	$120
Ending balance	$(2,427)	$(10,127)	$382	$-	$(12,172)

	For the year ended December 31, 2021
(In thousands)	Retirement Plans	Unrealized Gains and (Losses) on Available-for- Sale Securities	Unrealized (Losses) and Gains on Derivatives and Hedging Activities	Unrealized (Loss) on Securities Transferred to Held-to- Maturity	Total
Beginning balance	$(2,093)	$837	$(966)	$(14)	$(2,236)
Other comprehensive income before reclassifications	603	(395)	680	16	904
Amounts reclassified from AOCI	78	(14)	-	-	64
Ending balance	$(1,412)	$428	$(286)	$2	$(1,268)

The following table presents the amounts reclassified out of each component of AOCI for the indicated annual period:

(In thousands)	For the years ended
Details about AOCI[1] components	December 31, 2022	December 31, 2021	Affected Line Item in the Statement of Income
Retirement plan items
Retirement plan net losses recognized in plan expenses[2]	$(2)	$(105)	Salaries and employee benefits
	-	27	Provision for income taxes
	$(2)	$(78)	Net Income
Available-for-sale securities
Realized gain (loss) on sale of securities	$(160)	$19	Net (losses) gains on sales and redemptions of investment securities
	42	(5)	Provision for income taxes
	$(118)	$14	Net Income

(1)
Amounts in parentheses indicates debits in net income.
(2)
These items are included in net periodic pension cost.

See Note 14 for additional information.

NOTE 27: NONINTEREST INCOME

The Company has included the following table regarding the Company’s noninterest income for the periods presented.

	For the years ended
(In thousands)	December 31, 2022	December 31, 2021
Service charges on deposit accounts
Insufficient funds fees	$569	$888
Deposit related fees	390	393
ATM fees	167	183
Total service charges on deposit accounts	1,126	1,464
Fee Income
Insurance agency revenue	1,128	1,048
Investment services revenue	446	399
ATM fees surcharge	229	227
Banking house rents collected	229	243
Total fee income	2,032	1,917
Card income
Debit card interchange fees	867	923
Merchant card fees	70	73
Total card income	937	996
Mortgage fee income and realized gain on sale of loans and foreclosed real estate
Loan servicing fees	363	246
Net gains on sales of loans and foreclosed real estate	137	313
Total mortgage fee income and realized gain on sale of loans and foreclosed real estate	500	559
Total	4,595	4,936
Earnings and gain on bank owned life insurance	589	559
Net (losses) gains on sales and redemption of investment securities	(169)	37
Gains on marketable securities	352	382
Net (losses) gains on sale of premises and equipment	(250)	201
Other miscellaneous income	797	116
Total noninterest income	$5,914	$6,231

The following is a discussion of key revenues within the scope of ASC 606:

•
Service charges on deposit accounts – Revenue is earned through insufficient funds fees, customer initiated activities or passage of time for deposit related fees, and ATM service fees. Transaction-based fees are recognized at the time the transaction is executed, which is the same time the Company’s performance obligation is satisfied. Account maintenance fees are earned over the course of the month as the monthly maintenance performance obligation to the customer is satisfied.
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
•
Card income – Card income consists of interchange fees from consumer debit card networks and other related services. Interchange rates are set by unaffiliated card processing networks. Interchange fees are based on purchase volumes transacted and certain other factors and are recognized as transactions occur.
•
Mortgage fee income and realized gain on sale of loans and foreclosed real estate – Revenue from mortgage fee income and realized gain on sale of loans and foreclosed real estate is earned through the origination of residential and commercial mortgage loans, sales of one-to-four family residential mortgage loans, sales of government guarantees portions of SBA loans, and sales of foreclosed real estate, and is earned as the individual transactions occur.

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

The components of lease expense are as follows:

	For the years ended
(In thousands)	December 31, 2022	December 31, 2021
Operating lease cost	$227	$226
Finance lease cost	111	81

Supplemental cash flow information related to leases was as follows:

	For the years ended
(In thousands)	December 31, 2022	December 31, 2021
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$211	$207
Operating cash flows from finance leases	111	81
Financing cash flows from finance leases	90	72

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rate)	December 31, 2022	December 31, 2021
Operating Leases:
Operating lease right-of-use assets	$2,098	$2,136
Operating lease liabilities	2,417	2,440

Finance Leases:
Finance lease right-of-use assets	$4,213	$-
Finance lease liability	4,422	596

Weighted Average Remaining Lease Term:
Operating Leases	18.28 years	18.29 years
Finance Leases	28.35 years	27.42 years

Weighted Average Discount Rate:
Operating Leases	3.85%	3.73%
Finance Leases	9.41%	13.75%

Maturities of lease liabilities were as follows:

Years Ending December 31,
(In thousands)
2023	$162
2024	164
2025	175
2026	186
2027	197
Thereafter	5,955
Total minimum lease payments	$6,839

The Company owns certain properties that it leases to unaffiliated third parties at market rates. Lease rental income was $228,000 and $235,000 for the years ended December 31, 2022 and 2021, respectively. All lease agreements are accounted for as operating leases.

NOTE 29: SUBSEQUENT EVENTS

Due to a variety of macroeconomic and bank-specific factors, there was a small number of large bank failures in the first quarter of 2023 that resulted in those banks being placed into receivership by the FDIC. These failures were highly-publicized and created significant concerns related to 'systemic' risk within the banking sector. It was generally understood that those particular failures resulted primarily from imprudent depositor concentrations, a loss of large-balance depositor confidence in those institutions and, consequently, unsustainably large depositor withdrawals. In an effort to increase depositor confidence across the United States’ banking system, the Federal Reserve Board, pursuant to section 13(3) of the Federal Reserve Act, authorized all 12 Reserve Banks to establish the Bank Term Funding Program (“BTFP” or the "Program") to make available additional funding to eligible depository institutions, such as the Bank, in order to help assure those institutions have the ability to meet the liquidity needs of all of their depositors.

The BTFP will be an additional source of liquidity provided against any insured depository institution’s high‐quality securities, eliminating an eligible depository institution’s need to quickly sell those securities in times of liquidity stress. Significant features of the BTFP include the following:

•
Advances can be requested under the Program until at least March 11, 2024;
•
There is no limit to the number or size of advances in the aggregate. Eligible depository institutions may borrow up to the value of eligible collateral they pledge. The collateral valuation will be at par value. Therefore, there will be no market value ‘haircut’ adjustments applied to qualifying collateral and available margin to participating financial institutions will consequently be 100% of par value;
•
Borrowers may prepay advances (including for purposes of refinancing) at any time without penalty;
•
Advances will be made available to eligible depository institutions for a term of up to one year;
•
The rate for term advances will be the one-year overnight index swap rate plus 10 basis points and will be fixed for the term of the advance on the day the advance is made;
•
Advances made under the Program are made with recourse beyond the pledged collateral to the eligible depository institution;

The BTFP will be an additional source of potential liquidity for the Bank until the date of the Program's termination. The BTFP may be accessed by the Bank if management determines that there is a potential or realized short-term liquidity requirement for which this facility should be used to support the Bank's operations. Management could also electively choose to use the facility in certain other circumstances to create other financial or operational benefits at the time that the BTFP line is accessed. As of the date of this filing, the BTFP has not been accessed by the Bank.

On March 29, 2023 the Company announced that James A. Dowd was named President and Chief Executive Officer of the Company and the Bank. Mr. Dowd previously served in these roles on an interim basis since April 14, 2022.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer), management conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. The term “disclosure controls and procedures,” under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the filing of the Annual Report on Form 10-K as of December 31, 2022, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective at December 31, 2022.

Disclosure Controls and Procedures

During 2022, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Management necessarily applied its judgment in assessing the costs and benefits of those controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot make absolute assurances that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective and operating to provide reasonable assurance that we record, process, summarize, and report the information we are required to disclose in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that we accumulate and communicate such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We did not make any changes in internal control over financial reporting during the year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
(e)
Set forth below is information concerning the Executive Officers of the Company at December 31, 2022.

Name	Age	Positions Held With the Company
James A. Dowd, CPA	55	President and Chief Executive Officer
Ronald Tascarella	64	Executive Vice President, Chief Banking Officer
Walter F. Rusnak, CPA, CGMA	69	Senior Vice President, Chief Financial Officer and Controller
Daniel R. Phillips	58	Senior Vice President, Chief Information Officer
William O' Brien	57	Senior Vice President, Chief Risk Officer and Corporate Secretary
Calvin L. Corridors	60	Regional President, Syracuse Market/HR Director

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is Bonadio & Co., LLP, Pittsford, NY, Auditor Firm ID 1884. The information required by this item is incorporated by reference hereunder in the Company’s Proxy Materials for the Annual Meeting of Shareholders under the caption "Audit and Related Fees".

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

10.16

Securities Purchase Agreement, by and between Pathfinder Bancorp, Inc. and the Purchasers Identified on the Signature Pages Thereto, dated May 8, 2019 (Incorporated herein by reference to Exhibit 10.1 to Pathfinder Bancorp, Inc.’s Current Report on Form 8-K, file no. 001-36695, filed on May 9, 2019)

10.17

Registration Rights Agreement, by and between Pathfinder Bancorp, Inc. and Castle Creek Capital Partners VII, L.P., dated May 8, 2019 (Incorporated herein by reference to Exhibit 10.2 to Pathfinder Bancorp, Inc.’s Current Report on Form 8-K, file no. 001-36695, filed on May 9, 2019)

10.18

Form of Subordinated Note Purchase Agreement, dated as of October 14, 2020, by and between Pathfinder Bancorp, Inc. and the Several Purchasers (Incorporated by reference to Exhibit 10.1 to Pathfinder Bancorp, Inc.’s Current Report on Form 8-K, file no. 001-36695, filed on October 15, 2020)

10.19

Form of Registration Rights Agreement, dated as of October 14, 2020, by and between Pathfinder Bancorp, Inc. and the Several Purchasers (Incorporated by reference to Exhibit 10.2 to Pathfinder Bancorp, Inc.’s Current Report on Form 8-K, file no. 001-36695, filed on October 15, 2020)

10.20

Exchange Agreement, dated as of November 13, 2020, by and between Pathfinder Bancorp, Inc. and Castle Creek Capital Partners VII, LP. (Incorporated by reference to Exhibit 10.1 to Pathfinder Bancorp, Inc.’s Current Report on Form 8-K, file no. 001-36695, filed on November 17, 2020)

10.21

Separation Agreement and General Release by and Between Pathfinder Bancorp, Inc. and Thomas W. Schneider, Dated September 28, 2022 (Incorporated by reference to Exhibit 10.1 to Pathfinder Bancorp Inc.'s Current Report on Form 8-K, file no. 001-36695, filed on October 7, 2022).

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition as of December 31, 2022 and 2021, (ii) the Consolidated Statements of Income for the years ended December 31, 2022 and 2021, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2022 and 2021, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021, and (vi) the Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16: FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pathfinder Bancorp, Inc.
Date:	March 31, 2023	By:	/s/ James A. Dowd James A. Dowd President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ James A. Dowd	By:	/s/ Walter F. Rusnak
	James A. Dowd, President and Chief Executive Officer		Walter F. Rusnak, Senior Vice President, Chief Financial Officer and Controller
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)
Date:	March 31, 2023	Date:	March 31, 2023

By:	/s/ Lloyd Stemple	By:	/s/ William A. Barclay
	Lloyd Stemple, Director		William A. Barclay, Director
Date:	March 31, 2023	Date:	March 31, 2023

By:	/s/ John P. Funiciello	By:	/s/ Chris R. Burritt
	John Funiciello, Director		Chris R. Burritt, Director
Date:	March 31, 2023	Date:	March 31, 2023

By:	/s/ David A. Ayoub	By:	/s/ John F. Sharkey
	David A. Ayoub, Director		John F. Sharkey, Director
Date:	March 31, 2023	Date:	March 31, 2023

By:	/s/ Adam C. Gagas	By:	/s/ Melanie Littlejohn
	Adam C. Gagas, Director		Melanie Littlejohn, Director
Date:	March 31, 2023	Date:	March 31, 2023

By:	/s/ Meghan Crawford-Hamlin	By:	/s/ Eric Allyn
	Meghan Crawford-Hamlin, Director		Eric Allyn, Director
Date:	March 31, 2023	Date:	March 31, 2023