Form 10-Q
period 2023-03-31
Pathfinder Bancorp, Inc.
filed 2023-05-15
CIK 1609065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, there were 4,673,665 shares outstanding of the registrant’s Voting common stock and 1,380,283 shares outstanding of the registrant’s Series A Non-Voting common stock.

Table of Contents

PATHFINDER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.

Consolidated Statements of Condition

(Unaudited)

	March 31,	December 31,
(In thousands, except share and per share data)	2023	2022
ASSETS:
Cash and due from banks	$15,178	$13,939
Interest-earning deposits	17,143	21,343
Total cash and cash equivalents	32,321	35,282
Available-for-sale securities, at fair value	186,985	191,726
Held-to-maturity securities, at amortized cost (fair value of $189,622 and $181,491, respectively)	201,216	194,402
Marketable equity securities, at fair value	2,126	1,862
Federal Home Loan Bank stock, at cost	5,226	5,982
Loans	910,154	897,735
Loans held-for-sale	-	19
Less: Allowance for credit losses	17,869	15,319
Loans receivable, net	892,285	882,435
Premises and equipment, net	17,685	17,872
Assets held-for-sale	3,042	3,042
Operating lease right-of-use assets	2,062	2,098
Finance lease right-of-use assets	4,178	4,213
Accrued interest receivable	5,625	6,168
Foreclosed real estate	221	221
Intangible assets, net	96	101
Goodwill	4,536	4,536
Bank owned life insurance	24,170	24,012
Other assets	22,495	25,969
Total assets	$1,404,269	$1,399,921

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$962,621	$941,719
Noninterest-bearing	181,641	183,711
Total deposits	1,144,262	1,125,430
Short-term borrowings	43,536	60,333
Long-term borrowings	55,669	55,664
Subordinated debt	29,777	29,733
Accrued interest payable	1,520	975
Operating lease liabilities	2,385	2,417
Finance lease liabilities	4,411	4,422
Other liabilities	10,348	9,365
Total liabilities	1,291,908	1,288,339
Shareholders' equity:
Voting common stock, par value $0.01; 25,000,000 authorized shares; 4,651,829 shares issued and outstanding, respectively	47	47
Non-Voting common stock, par value $0.01; 1,505,283 authorized shares; 1,380,283 shares issued and outstanding, respectively	14	14
Additional paid in capital	52,207	52,101
Retained earnings	71,236	71,322
Accumulated other comprehensive loss	(11,534)	(12,172)
Unearned ESOP	(270)	(315)
Total Pathfinder Bancorp, Inc. shareholders' equity	111,700	110,997
Noncontrolling interest	661	585
Total equity	112,361	111,582
Total liabilities and shareholders' equity	$1,404,269	$1,399,921

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended
(In thousands, except per share data)	March 31, 2023	March 31, 2022
Interest and dividend income:
Loans, including fees	$10,658	$8,692
Debt securities:
Taxable	3,747	2,120
Tax-exempt	455	118
Dividends	78	48
Federal funds sold and interest earning deposits	105	4
Total interest and dividend income	15,043	10,982
Interest expense:
Interest on deposits	4,037	965
Interest on short-term borrowings	372	5
Interest on long-term borrowings	194	133
Interest on subordinated debt	472	412
Total interest expense	5,075	1,515
Net interest income	9,968	9,467
Provision for credit losses	692	102
Net interest income after provision for credit losses	9,276	9,365
Noninterest income:
Service charges on deposit accounts	267	259
Earnings and gain on bank owned life insurance	158	162
Loan servicing fees	72	117
Net gains (losses) on sales and redemptions of investment securities	73	(6)
Gains on marketable equity securities	-	68
Net gains on sales of loans and foreclosed real estate	25	63
Debit card interchange fees	321	228
Insurance agency revenue	420	299
Other charges, commissions & fees	256	413
Total noninterest income	1,592	1,603
Noninterest expense:
Salaries and employee benefits	4,183	4,049
Building and occupancy	852	826
Data processing	553	550
Professional and other services	536	393
Advertising	206	187
FDIC assessments	219	222
Audits and exams	159	141
Insurance agency expense	261	204
Community service activities	30	62
Foreclosed real estate expenses	14	13
Other expenses	511	605
Total noninterest expense	7,524	7,252
Income before income taxes	3,344	3,716
Provision for income taxes	669	721
Net income attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	2,675	2,995
Net income attributable to noncontrolling interest	76	45
Net income attributable to Pathfinder Bancorp Inc.	$2,599	$2,950

Voting Earnings per common share - basic and diluted	$0.43	$0.49
Series A Non-Voting Earnings per common share- basic and diluted	$0.43	$0.49
Dividends per common share (Voting and Series A Non-Voting)	$0.09	$0.09

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the three months ended
(In thousands)	March 31, 2023	March 31, 2022
Net Income	$2,675	$2,995

Other Comprehensive Income (Loss)
Retirement Plans:
Retirement plan net gains recognized in plan expenses	55	1
Net unrealized gain on retirement plans	55	1

Unrealized holding gains (losses) on available-for-sale securities:
Unrealized holding losses arising during the period	(509)	(5,782)
Reclassification adjustment for net losses included in net income	1,933	-
Net unrealized gains (losses) on available-for-sale securities	1,424	(5,782)

Derivatives and hedging activities:
Unrealized holding (losses) gains arising during the period	(616)	650
Net unrealized (losses) gains on derivatives and hedging activities	(616)	650

Other comprehensive income (loss), before tax	863	(5,131)
Tax effect	(225)	1,341
Other comprehensive income (loss), net of tax	638	(3,790)
Comprehensive income (loss)	$3,313	$(795)
Comprehensive income, attributable to noncontrolling interest	$76	$45
Comprehensive income (loss) attributable to Pathfinder Bancorp, Inc.	$3,237	$(840)

Tax Effect Allocated to Each Component of Other Comprehensive Income (Loss)
Retirement plan net losses recognized in plan expenses	$(14)	$-
Unrealized holding gains on available-for-sale securities arising during the period	133	1,511
Reclassification adjustment for net (gains) losses included in net income	(505)	-
Unrealized losses (gains) on derivatives and hedging arising during the period	161	(170)
Income tax effect related to other comprehensive (loss) income	$(225)	$1,341

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
Three months ended March 31, 2023 and March 31, 2022
(Unaudited)

(In thousands, except share and per share data)	Common Stock	Non-Voting Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP	Non-controlling Interest	Total
Balance, January 1, 2023	$47	$14	$52,101	$71,322	$(12,172)	$(315)	$585	$111,582
Net income	-	-	-	2,599	-	-	76	2,675
Other comprehensive income, net of tax	-	-	-	-	638	-	-	638
ESOP shares earned (6,111 shares)	-	-	70	-	-	45	-	115
Stock based compensation	-	-	36	-	-	-	-	36
Common stock dividends declared ($0.09 per share)	-	-	-	(416)	-	-	-	(416)
Non-Voting common stock dividends declared ($0.09 per share)	-	-	-	(124)	-	-	-	(124)
Warrant dividends declared ($0.09 per share)	-	-	-	(11)	-	-	-	(11)
Adoption of ASU 2016-13 Current Expected Credit Losses	-	-	-	(2,134)	-	-	-	(2,134)
Balance, March 31, 2023	$47	$14	$52,207	$71,236	$(11,534)	$(270)	$661	$112,361

Balance, January 1, 2022	$46	$14	$51,044	$60,946	$(1,268)	$(495)	$346	$110,633
Net income	-	-	-	2,950	-	-	45	2,995
Other comprehensive income, net of tax	-	-	-	-	(3,790)	-	-	(3,790)
ESOP shares earned (6,111 shares)	-	-	63	-	-	45	-	108
Stock based compensation	-	-	44	-	-	-	-	44
Common stock dividends declared ($0.09 per share)	-	-	-	(409)	-	-	-	(409)
Non-Voting common stock dividends declared ($0.09 per share)	-	-	-	(124)	-	-	-	(124)
Warrant dividends declared ($0.09 per share)	-	-	-	(11)	-	-	-	(11)
Balance, March 31, 2022	$46	$14	$51,151	$63,352	$(5,058)	$(450)	$391	$109,446

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
(In thousands)	2023	2022
OPERATING ACTIVITIES
Net income attributable to Pathfinder Bancorp, Inc.	$2,599	$2,950
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for credit losses	692	102
Proceeds from sales of loans	962	2,782
Originations of loans held-for-sale	(918)	(2,885)
Realized (gains) losses on sales, redemptions and calls of:
Loans	(25)	(63)
Available-for-sale investment securities	370	6
Held-to-maturity investment securities	6	-
Marketable securities	-	(68)
Depreciation	355	384
Amortization of mortgage servicing rights	(13)	(5)
Amortization of deferred loan fees	(74)	188
Amortization of operating leases	28	3
Amortization of deferred financing from subordinated debt	44	41
Earnings on bank owned life insurance	(158)	(162)
Net amortization of premiums and discounts on investment securities	769	702
Amortization of intangible assets	5	5
Stock based compensation and ESOP expense	151	152
Net change in accrued interest receivable	543	(220)
Net change in other assets and liabilities	708	189
Net cash flows from operating activities	6,045	4,101
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(12,882)	(21,026)
Purchase of investment securities held-to-maturity	(8,999)	(13,957)
Purchase of Federal Home Loan Bank stock	(2,637)	(29)
Proceeds from redemption of Federal Home Loan Bank stock	3,393	685
Purchase of marketable securities	(264)	(504)
Proceeds from maturities and principal reductions of investment securities available-for-sale	2,341	4,174
Proceeds from maturities and principal reductions of investment securities held-to-maturity	1,682	6,736
Proceeds from sales, redemptions and calls of:
Available-for-sale investment securities	17,396	-
Held-to-maturity investment securities	39	50
Marketable securities	-	19
Net change in loans	(10,468)	(23,350)
Purchase of premises and equipment	(168)	(635)
Net cash outflows from investing activities	(10,567)	(47,837)

FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts, money management deposit accounts, MMDA accounts and escrow deposits	(16,091)	54,191
Net change in time deposits	37,991	4,616
Net change in brokered deposits	(3,068)	(76)
Net change in short-term borrowings	(16,797)	(10,000)
Payments on long-term borrowings	(2,700)	(5,227)
Proceeds from long-term borrowings	2,705	650
Cash dividends paid to common voting shareholders	(419)	(322)
Cash dividends paid to common non-voting shareholders	(124)	(97)
Cash dividends paid on warrants	(11)	(9)
Change in noncontrolling interest, net	76	45
Net cash flows from financing activities	1,562	43,771
Change in cash and cash equivalents	(2,961)	35
Cash and cash equivalents at beginning of period	35,282	37,149
Cash and cash equivalents at end of period	$32,321	$37,184
CASH PAID DURING THE PERIOD FOR:
Interest	$493	$1,499
Income taxes	-	-
RESTRICTED CASH
Collateral deposits for hedge position included in cash and due from banks	1,600	1,600

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc., (the “Company”), Pathfinder Bank (the “Bank”) and its other wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Certain amounts in the 2022 consolidated financial statements may have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income or comprehensive income as previously reported. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023 or any other interim period.

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

Standards Adopted as of March 31, 2023
Standard	Description	Required Date of Implementation	Effect on Consolidated Financial Statements
Measurement of Credit Losses on Financial Instruments (ASU 2016-13: Financial Instruments—Credit Losses [Topic 326]: Measurement of Credit Losses on Financial Instruments)

The amended guidance replaced the previously-required (through December 31, 2022) incurred loss model for determining the allowance for credit losses with the current expected credit loss ("CECL") model. The new guidance requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses now represents a valuation account that is deducted from the amortized cost basis of the financial assets to present their net carrying value at the amount expected to be collected. The income statement will now reflect the measurement of credit losses for newly recognized financial assets as well as expected increases or decreases of expected credit losses that have taken place during the reporting period. When determining the allowance, expected credit losses over the contractual term of the financial asset(s) (taking into account prepayments) will be estimated considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amended guidance also requires recording an allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination. The initial allowance for these assets will be added to the purchase price at acquisition rather than being reported as an expense. Subsequent changes in the allowance will be recorded through the income statement as an expense adjustment. In addition, the amended guidance requires credit losses relating to financial assets, such as debt securities categorized as held-to-maturity and noncancelable unfunded commitments to be recorded through the allowance for credit losses.

January 1, 2023

The Company adopted the new guidance on January 1, 2023. On that date, the Company recorded one-time CECL transition adjustments, thereby increasing the Company's allowance for credit losses on loans by $1.9 million, decreasing the recorded book value of held-to-maturity securities by $450,000 and increasing other liabilities by $552,000 for credit losses associated with unfunded contractual commitments on financial assets. As a component of these transition adjustments, the Company's deferred tax asset balance (a component of other assets on the Statement of Financial Conditions) increased by $754,000. These entries resulted in a one-time reduction in the Company's retained earnings (a component of Shareholders' Equity) of $2.1 million on the adoption date. In accordance with the new guidance these one-time transitional adjustments were not recorded as a component of the provision for credit losses in the first quarter of 2023 and, therefore, had no effect on reported net income in that quarterly reporting period.

Standard	Description	Required Date of Implementation	Effect on Consolidated Financial Statements
Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method (ASU 2022-01)

The amendments allow multiple hedged layers to be designated for a single closed portfolio of financial assets or one or more beneficial interests secured by a portfolio of financial instruments. If multiple hedged layers are designated, the amendments require an analysis to be performed to support the expectation that the aggregate amount of the hedged layers is anticipated to be outstanding for the designated hedge periods. Only closed portfolios may be hedged under the portfolio layer method (that is, no assets can be added to the closed portfolio once established), however, designating new hedging relationships and dedesignating existing hedging relationships associated with the closed portfolio any time after the closed portfolio is established is permitted.

		January 1, 2023	At January 1, 2023 the Company did not have any designated hedging relationships under the portfolio layer method and, therefore, the adoption had no impact on its consolidated financial statements.
Standard	Description	Required Date of Implementation	Effect on Consolidated Financial Statements
Reference Rate Reform (ASU 2020-04: Facilitation of the Effects of Reference Rate Reform on Financial Reporting [Topic 848]: Deferral of the Sunset Date of Topic 848)

The amendments provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments (1) apply to contract modifications that replace a reference rate affected by reference rate reform, (2) provide exceptions to existing guidance related to changes to the critical terms of a hedging relationship due to reference rate reform (3) provide optional expedients for fair value hedging relationships, cash flow hedging relationships, and net investment hedging relationships, and (4) provide a onetime election to sell, transfer, or both sell and transfer debt securities classified as held-to-maturity that reference a rate affected by reference rate reform and that are classified as held-to-maturity before January 1, 2020. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. ASU 2021-01 clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition.

Upon issuance, January 7, 2021, through December 31, 2024, as amended by ASU 2022-06.

The amendments for contract modifications can be elected to be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. The amendments for existing hedging relationships can be elected to be applied as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The adoption of this ASU is not expected to have a material impact to the Company's consolidated statements of condition or income.

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

Anti-dilutive shares are common stock equivalents with average exercise prices in excess of the weighted average market price for the period presented. Anti-dilutive stock options, not included in the computation below, were -0- for the three months ended March 31, 2023, and March 31, 2022, respectively.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three months ended
	March 31,
(In thousands, except share and per share data)	2023	2022
Net income attributable to Pathfinder Bancorp, Inc.	$2,599	$2,950
Series A Non-Voting Common Stock dividends	124	124
Warrant dividends	11	11
Undistributed earnings allocated to participating securities	504	600
Net income available to common shareholders-Voting	$1,960	$2,215

Net income attributable to Pathfinder Bancorp, Inc.	$2,599	$2,950
Voting Common Stock dividends	416	409
Warrant dividends	11	11
Undistributed earnings allocated to participating securities	1,586	1,857
Net income available to common shareholders-Series A Non-Voting	$586	$673

Basic and diluted weighted average common shares outstanding-Voting	4,609	4,536
Basic and diluted weighted average common shares outstanding-Series A Non-Voting	1,380	1,380

Basic and diluted earnings per common share-Voting	$0.43	$0.49
Basic and diluted earnings per common share-Series A Non-Voting	$0.43	$0.49

Note 4: Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	March 31, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$44,212	$353	$(3,003)	$41,562
State and political subdivisions	35,264	23	(2,303)	32,984
Corporate	11,542	581	(595)	11,528
Asset backed securities	15,423	-	(585)	14,838
Residential mortgage-backed - US agency	17,439	-	(1,267)	16,172
Collateralized mortgage obligations - US agency	10,275	-	(1,015)	9,260
Collateralized mortgage obligations - Private label	64,910	-	(4,475)	60,435
Total	199,065	957	(13,243)	186,779
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$199,271	$957	$(13,243)	$186,985

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$3,842	$-	$(265)	$3,577
State and political subdivisions	15,859	12	(1,865)	14,006
Corporate	45,577	5	(2,703)	42,879
Asset backed securities	18,667	-	(1,073)	17,594
Residential mortgage-backed - US agency	7,416	3	(636)	6,783
Collateralized mortgage obligations - US agency	14,843	-	(1,192)	13,651
Collateralized mortgage obligations - Private label	95,462	7	(4,337)	91,132
Total	201,666	27	(12,071)	189,622
Less: Allowance for credit losses	450	-	-	-
Total held-to-maturity	$201,216	$27	$(12,071)	$189,622

	December 31, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$32,533	$37	$(3,206)	$29,364
State and political subdivisions	48,002	384	(3,001)	45,385
Corporate	11,803	676	(650)	11,829
Asset backed securities	16,059	-	(659)	15,400
Residential mortgage-backed - US agency	17,982	-	(1,582)	16,400
Collateralized mortgage obligations - US agency	13,070	-	(1,362)	11,708
Collateralized mortgage obligations - Private label	65,781	8	(4,355)	61,434
Total	205,230	1,105	(14,815)	191,520
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$205,436	$1,105	$(14,815)	$191,726

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$3,852	$-	$(280)	$3,572
State and political subdivisions	15,211	-	(2,340)	12,871
Corporate	45,086	2	(2,586)	42,502
Asset backed securities	19,158	-	(1,291)	17,867
Residential mortgage-backed - US agency	7,489	-	(739)	6,750
Collateralized mortgage obligations - US agency	15,109	-	(1,251)	13,858
Collateralized mortgage obligations - Private label	88,497	4	(4,430)	84,071
Total held-to-maturity	$194,402	$6	$(12,917)	$181,491

The amortized cost and estimated fair value of debt investments at March 31, 2023 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$7,059	$7,636	$1,131	$1,114
Due after one year through five years	9,760	9,528	17,335	16,898
Due after five years through ten years	39,087	36,222	41,600	38,624
Due after ten years	50,535	47,526	23,879	21,420
Sub-total	106,441	100,912	83,945	78,056
Residential mortgage-backed - US agency	17,439	16,172	7,416	6,783
Collateralized mortgage obligations - US agency	10,275	9,260	14,843	13,651
Collateralized mortgage obligations - Private label	64,910	60,435	95,462	91,132
Totals	$199,065	$186,779	$201,666	$189,622

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	March 31, 2023
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSEs	1	$(1)	$1,998	3	$(3,002)	$26,380	4	$(3,003)	$28,378
State and political subdivisions	1	(9)	512	23	(2,294)	29,064	24	(2,303)	29,576
Corporate	2	(3)	1,697	6	(592)	5,140	8	(595)	6,837
Asset backed securities	2	(116)	4,384	8	(469)	10,454	10	(585)	14,838
Residential mortgage-backed - US agency	4	(8)	628	11	(1,259)	15,544	15	(1,267)	16,172
Collateralized mortgage obligations - US agency	2	(214)	3,374	9	(801)	5,886	11	(1,015)	9,260
Collateralized mortgage obligations - Private label	6	(424)	8,021	29	(4,051)	48,666	35	(4,475)	56,687
Totals	18	$(775)	$20,614	89	$(12,468)	$141,134	107	$(13,243)	$161,748
Held-to-Maturity Portfolio
US Treasury, agencies and GSEs	2	$(265)	$3,576	-	$-	$-	2	$(265)	$3,576
State and political subdivisions	5	(131)	2,557	12	(1,734)	10,620	17	(1,865)	13,177
Corporate	16	(696)	13,045	25	(2,007)	22,886	41	(2,703)	35,931
Asset backed securities	4	(353)	7,571	5	(720)	5,651	9	(1,073)	13,222
Residential mortgage-backed - US agency	5	(54)	2,267	5	(582)	3,606	10	(636)	5,873
Collateralized mortgage obligations - US agency	4	(152)	4,766	7	(1,040)	8,885	11	(1,192)	13,651
Collateralized mortgage obligations - Private label	22	(1,328)	36,162	28	(3,009)	39,587	50	(4,337)	75,749
Totals	58	$(2,979)	$69,944	82	$(9,092)	$91,235	140	$(12,071)	$161,179

	December 31, 2022
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSEs	-	$-	$-	3	$(3,206)	$26,167	3	$(3,206)	$26,167
State and political subdivisions	10	(830)	12,601	17	(2,171)	20,128	27	(3,001)	32,729
Corporate	7	(269)	5,720	2	(381)	1,319	9	(650)	7,039
Asset backed securities	5	(148)	5,473	5	(511)	9,926	10	(659)	15,399
Residential mortgage-backed - US agency	10	(131)	2,747	5	(1,451)	13,653	15	(1,582)	16,400
Collateralized mortgage obligations - US agency	6	(238)	4,009	6	(1,124)	7,700	12	(1,362)	11,709
Collateralized mortgage obligations - Private label	15	(1,684)	20,429	19	(2,671)	33,707	34	(4,355)	54,136
Totals	53	$(3,300)	$50,979	57	$(11,515)	$112,600	110	$(14,815)	$163,579
Held-to-Maturity Portfolio
US Treasury, agencies and GSE's	2	$(280)	$3,573	-	-	$-	2	$(280)	$3,573
State and political subdivisions	7	$(871)	$7,277	7	$(1,469)	$5,077	14	$(2,340)	$12,354
Corporate	31	(1,786)	29,213	9	(800)	6,803	40	(2,586)	36,016
Asset backed securities	6	(625)	9,742	3	(666)	3,674	9	(1,291)	13,416
Residential mortgage-backed - US agency	10	(736)	6,577	1	(3)	107	11	(739)	6,684
Collateralized mortgage obligations - US agency	10	(1,236)	12,965	1	(15)	892	11	(1,251)	13,857
Collateralized mortgage obligations - Private label	38	(2,719)	58,061	8	(1,711)	12,532	46	(4,430)	70,593
Totals	104	$(8,253)	$127,408	29	$(4,664)	$29,085	133	$(12,917)	$156,493

Excluding the effects of changes in the characteristics of individual debt securities that potentially give rise to credit losses, as described below, the fair market value of a debt security as of a particular measurement date is highly dependent upon prevailing market and economic environmental factors at the measurement date relative to the prevailing market and economic environmental factors present at the time the debt security was acquired. The most significant market and environmental factors include, but are not limited to (1) the general level of interest rates, (2) the relationship between shorter-term interest rates and longer-term interest rates (referred to as the “slope” or "shape" of the interest rate yield curve),

(3) general bond market liquidity, (4) the recent and expected near-term volume of new issuances of similar debt securities, and (5) changes in the market values of individual loan collateral underlying mortgage-backed an asset-backed debt securities. Changes in interest rates affect the fair market values of debt securities by influencing the discount rate applied to the securities’ future expected cash flows. The higher the discount rate, the lower the resultant security fair value at the measurement date. Conversely, the lower the discount rate, the higher the resultant security fair value at the measurement date. In addition, the cumulative amount and timing of undiscounted cash flows of debt securities may also be affected by changes in interest rates. For any given level of movement in the general market and economic environmental factors described above, the magnitude of any particular debt security’s price changes will also depend heavily upon security-specific factors such as (1) the duration of the security, (2) imbedded optionality contractually granted to the issuer of the security with respect to principal prepayments, and (3) changes in the level of market premiums demanded by investors for securities with imbedded credit risk (where applicable).

When the fair value of any individual security categorized as available-for-sale ("AFS") or held-to-maturity ("HTM") is less than its amortized cost basis, an assessment is made as to whether or not a charge to current earnings for credit loss is required. In assessing potential credit losses, management also makes a quantitative determination of potential credit loss for all HTM securities even if the risk of credit loss is considered remote and uses a best estimate threshold for securities categorized as AFS. The Company considers numerous factors when determining whether a potential credit loss exists. The principal factors considered are (1) the financial condition of the issue and (guarantor, if any) and adverse conditions specifically related to the security, industry or geographic area, (2) failure of the issuer of the security to make scheduled interest or principal payments, (3) any changes to the rating of the security by a nationally recognized statistical rating organization (“NRSRO”), and (4) the presence of contractual credit enhancements, if any, including the guarantee of the federal government or any of its agencies.

The Company carries all of its AFS investments at fair value with any unrealized gains or losses reported, net of income tax effects, as an adjustment to shareholders' equity and included in accumulated other comprehensive income (loss), except for the credit-related portion of debt securities’ impairment losses, if any, which are charged to earnings. The Company's ability to fully realize the value of its investments in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization. In evaluating the debt securities portfolio (both AFS and HTM) for credit losses, management considers (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) if the present value of expected cash flows is insufficient to recover the entire amortized cost basis.

The portion of the investment securities portfolio, categorized as AFS, with an aggregate amortized historical cost of $199.3 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $13.2 million, or -6.7%, at March 31, 2023. The AFS securities portfolio, with an aggregate amortized historical cost of $205.4 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $14.8 million, or -7.2%, at December 31, 2022. The resultant $1.6 million total improvement in the fair value of the AFS investment portfolio's aggregate fair value relative to its aggregate amortized historical cost, in the three months ended March 31, 2023, was primarily due to the modest decline in general interest rates that occurred in that period and did not represent any changes in credit loss estimations within the portfolio occurring during the three months ended March 31, 2023. Management evaluated the individual securities within the AFS securities portfolio and determined that there was no material credit loss in that portfolio at the adoption date of the CECL methodology on January 1, 2023 or at the reporting date of March 31, 2023. Accordingly, no transition adjustment related to the adoption of ASU 2016-13 was recorded on January 1, 2023 and no provision for credit losses was recorded for the AFS investment securities portfolio in the quarter ended March 31, 2023.

The portion of the investment securities portfolio, categorized as HTM, with an aggregate amortized historical cost of $201.7 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $12.1 million, or -4.5%, at March 31, 2023. The resultant $846,000 total improvement in the aggregate fair value of the HTM investment portfolio, relative to its aggregate amortized historical cost, during the three months ended March 31, 2023, was primarily due to the modest decline in general interest rates that occurred in that period. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

As a result of the Company's adoption of ASU 2016-13, the Company established a reserve against the recorded aggregate value of the HTM investment securities portfolio in the amount of $450,000 at January 1, 2023. The reserve was determined using a discounted probability of default ("PD") - loss given default ("LGD") model consistent with the methodologies used to calculate the Company's ACL. Given that the securities classified as HTM that were subject to potential credit losses were substantially unchanged during the three months ended March 31, 2023, no provision for credit losses was recorded for the HTM investment securities portfolio in the quarter ended March 31, 2023.

The following table depicts a rollforward of the allowance for credit losses on investment securities classified as held-to-maturity for the three months ended March 31, 2023:

(dollars in thousands)	Government Issued and Government Sponsored Enterprise Securities	Mortgage and Asset-backed Securities	Securities Issued By State and Political Subdivisions	Corporate Securities
Balance, December 31, 2022	$-	$-	$-	$-
Adjustment for the adoption of ASU 2016-13	-	40	1	409
Provision for credit losses	-	-	-	-
Allowance on purchased financial assets with credit deterioration	-	-	-	-
Charge-offs of securities	-	-	-	-
Recoveries	-	-	-	-
Balance, March 31, 2023	$-	$40	$1	$409

The Company monitors the credit quality of the debt securities categorized as HTM primarily through the use of NRSRO credit ratings. These assessments are made on a quarterly basis. The following table summarizes the amortized cost of debt securities categorized as HTM at March 31, 2023, aggregated by credit quality indicators:

(dollars in thousands)
AAA or equivalent	$38,247
AA or equivalent, including securities issued by the United States Government or Government Sponsored Enterprises	44,013
A or equivalent	23,823
BBB or equivalent	19,268
Unrated	76,315
Total	$201,666

Gross realized gains (losses) on sales and redemptions of securities for the indicated periods are detailed below:

	For the three months
	ended March 31,
(In thousands)	2023	2022
Realized gains on investments	$2,021	$-
Realized losses on investments	(1,948)	(6)
	$73	$(6)

As of March 31, 2023 and December 31, 2022, securities with a fair value of $134.6 million and $86.0 million, respectively, were pledged to collateralize certain municipal deposit relationships. As of the same dates, securities with a fair value of $75.5 million and $39.9 million, respectively, were pledged against certain borrowing arrangements.

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

The composition of net periodic pension plan and postretirement plan costs for the indicated periods is as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended March 31,
(In thousands)	2023	2022	2023	2022
Service cost	$-	$-	$-	$-
Interest cost	140	116	2	3
Expected return on plan assets	(241)	(267)	-	-
Amortization of prior service credits	-	-	(1)	(1)
Amortization of net losses	57	-	(1)	1
Net periodic benefit plan (benefit) cost	$(44)	$(151)	$-	$3

The Company will evaluate the need for further contributions to the defined benefit pension plan during 2023. The prepaid pension asset is recorded in other assets on the consolidated statements of condition as of March 31, 2023 and December 31, 2022.

Note 6: Loans

Major classifications of loans at the indicated dates are as follows:

	March 31,	December 31,
(In thousands)	2023	2022
Residential mortgage loans:
1-4 family first-lien residential mortgages	$260,199	$257,656
Construction	2,933	5,085
Loans held-for-sale	-	19
Total residential mortgage loans	263,132	262,760

Commercial loans:
Real estate	350,175	345,330
Lines of credit	81,704	82,050
Other commercial and industrial	84,553	77,273
Paycheck Protection Program loans	192	203
Tax exempt loans	4,200	4,280
Total commercial loans	520,824	509,136

Consumer loans:
Home equity and junior liens	34,096	34,007
Other consumer	93,197	92,851
Total consumer loans	127,293	126,858

Total loans	911,249	898,754
Net deferred loan fees	(1,095)	(1,000)
Less allowance for credit losses	17,869	15,319
Loans receivable, net	$892,285	$882,435

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

From time to time, the Bank acquires diversified pools of loans, originated by unrelated third parties, as part of the Company’s overall balance sheet management strategies. These acquisitions took place with nine separate transactions that occurred between 2017 and 2019 with an additional six transactions occurring in 2021. The following tables detail the purchased loan pool positions held by the Bank at March 31, 2023 and December 31, 2022 (the month/year of the earliest acquisition date is depicted in parentheses):

(In thousands, except number of loans)	March 31, 2023
	Original Balance	Current Balance	Unamortized Premium/ (Discount)	Number of Loans	Maturity Range	Cumulative net charge-offs
Automobile loans (1/2017)	$50,400	$3,400	$11	467	0-4 years	$266
Commercial and industrial loans (6/2019)	6,800	2,000	-	21	3-7 years	-
Home equity lines of credit (8/2019)	21,900	5,700	178	144	1-27 years	-
Unsecured consumer loan pool 2 (11/2019)	26,600	1,200	8	229	0-2 years	-
Residential real estate loans (12/2019)	4,300	3,700	236	49	16-22 years	-
Unsecured consumer loan pool 1 (12/2019)	5,400	1,400	-	48	1-4 years	-
Unsecured consumer installment loans pool 3 (12/2019)	10,300	770	32	329	0-9 years	63
Secured consumer installment loans pool 4 (12/2020)	14,500	11,200	(1,418)	516	23-24 years	-
Unsecured consumer loans pool 5 (1/2021)	24,400	17,100	(463)	675	8-23 years	-
Commercial Line of Credit 1 (3/2021)	11,600	11,300	11	1	0-1 year	-
Secured consumer installment loans (11/2021)	21,300	19,200	(3,159)	839	18-25 years	50
Commercial Line of Credit 2 (11/2021)	10,500	15,000	20	1	0-1 year	-
Unsecured consumer loans pool 6 (11/2021)	22,200	19,700	(2,364)	537	8-24 years	-
Total	$230,200	$111,670	$(6,908)	3,856		$379

(In thousands, except number of loans)	December 31, 2022
	Original Balance	Current Balance	Unamortized Premium/ (Discount)	Number of Loans	Maturity Range	Cumulative net charge-offs
Automobile loans (1/2017)	$50,400	$4,200	$128	537	0-4 years	$247
Commercial and industrial loans (6/2019)	6,800	2,100	-	22	3-7 years	-
Home equity lines of credit (8/2019)	21,900	6,000	189	143	1-27 years	-
Unsecured consumer loan pool 2 (11/2019)	26,600	1,500	11	320	0-2 years	-
Residential real estate loans (12/2019)	4,300	3,900	240	49	16-22 years	-
Unsecured consumer loan pool 1 (12/2019)	5,400	1,600	-	50	1-4 years	-
Unsecured consumer installment loans pool 3 (12/2019)	10,300	1,000	38	354	0-9 years	63
Secured consumer installment loans pool 4 (12/2020)	14,500	11,300	(1,484)	518	23-24 years	-
Unsecured consumer loans pool 5 (1/2021)	24,400	17,300	(485)	678	8-24 years	-
Revolving commercial line of credit 1 (3/2021)	11,600	11,400	14	1	0-1 year	-
Secured consumer installment loans (11/2021)	21,300	19,700	(3,237)	850	18-25 years	-
Revolving commercial line of credit 2 (11/2021)	10,500	15,000	23	1	0-1 year	-
Unsecured consumer loans pool 6 (11/2021)	22,200	20,200	(2,441)	540	8-24 years	-
Total	$230,200	$115,200	$(7,004)	4,063		$310

At March 31, 2023 the ACL related to these pools was $2.1 million. As of March 31, 2023 and December 31, 2022, residential mortgage loans with a carrying value of $130.0 million and $110.3 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

Loan Origination / Risk Management

The Company’s lending policies and procedures are presented in Note 5 to the audited consolidated financial statements included in the 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2023 and have not changed. As part of the execution of the Company’s overall balance sheet management strategies, the Bank will acquire participating interests in loans originated by unrelated third parties on an occasional basis. The purchase of participations in loans that are originated by third parties only occurs after the completion of thorough pre-acquisition due diligence. Loans in which the Company acquires a participating interest are determined to meet, in all material respects, the Company’s internal underwriting policies, including credit and collateral suitability thresholds, prior to acquisition. In addition, the financial condition of the originating financial institutions, which are generally retained as the ongoing loan servicing provider for participations acquired by the Bank, are analyzed prior to the acquisition of the participating interests and monitored on a regular basis thereafter for the life of those interests.

To develop and document a systematic methodology for determining the allowance for credit losses, the Company has divided the loan portfolio into three portfolio segments, each with different risk characteristics but with similar methodologies for assessing risk. Each portfolio segment is broken down into loan classes where appropriate. Loan classes contain unique measurement attributes, risk characteristics, and methods for monitoring and assessing risk that are necessary to develop the allowance for credit losses. Unique characteristics such as borrower type, loan type, collateral type, and risk characteristics define each class.

The following table illustrates the portfolio segments and classes for the Company’s loan portfolio:

Portfolio Segment	Class

Residential Mortgage Loans	1-4 family first-lien residential mortgages
Construction

Commercial Loans	Real estate
Lines of credit
Other commercial and industrial
Tax exempt loans

Consumer Loans	Home equity and junior liens
Other consumer

The following tables present the classes of the loan portfolio, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	Term Loans By Origination Year							Loans converted
(In thousands)	2023	2022	2021	2020	2019	Prior	Loans	to term loans	Total
Commercial Real Estate:
Pass	$11,883	$85,601	$59,801	$30,138	$52,830	$92,276	$-	$-	$332,529
Special Mention	-	6,852	454	-	-	1,019	-	-	8,325
Substandard	-	500	1,682	739	396	5,646	-	-	8,963
Doubtful	-	-	-	-	-	358	-	-	358
Total Commercial Real Estate	11,883	92,953	61,937	30,877	53,226	99,299	-	-	350,175
Commercial Lines of Credit:
Pass	-	-	-	-	-	-	42,726	34,475	77,201
Special Mention	-	-	-	-	-	-	1,328	555	1,883
Substandard	-	-	-	-	-	-	1,235	1,355	2,590
Doubtful	-	-	-	-	-	-	-	30	30
Total Commercial Lines of Credit	-	-	-	-	-	-	45,289	36,415	81,704
Other Commercial and Industrial:
Pass	10,190	21,029	9,163	6,714	9,845	14,291	2,513	-	73,745
Special Mention	973	135	1,651	212	1,243	76	-	-	4,290
Substandard	746	1,701	513	644	304	2,347	-	-	6,255
Doubtful				263			-	-	263
Total Other Commercial and Industrial	11,909	22,865	11,327	7,833	11,392	16,714	2,513	-	84,553
Paycheck Protection Program Loans
Pass	-	-	-	192	-	-	-	-	192
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Paycheck Protection Program Loans	-	-	-	192	-	-	-	-	192
Tax Exempt Loans
Pass	-	-	-	196	6	3,998	-	-	4,200
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Tax Exempt Loans	-	-	-	196	6	3,998	-	-	4,200

	Term Loans By Origination Year							Loans converted
(In thousands)	2023	2022	2021	2020	2019	Prior	Loans	to term loans	Total
1-4 family first-lien residential mortgages:
Pass	$2,838	$33,954	$54,992	$43,171	$19,320	$102,825	$-	$-	$257,100
Special Mention			74	281	61	621	-	-	1,037
Substandard				172	223	993	-	-	1,388
Doubtful	-	-	-	154	-	520	-	-	674
Total 1-4 family first-lien residential mortgages	2,838	33,954	55,066	43,778	19,604	104,959	-	-	260,199
Construction:
Pass	938	1,995	-	-	-	-	-	-	2,933
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Construction	938	1,995	-	-	-	-	-	-	2,933
Home Equity and Junior Liens:
Pass	$6,607	$2,247	$1,643	$1,034	$714	$2,585	$17,598	$827	$33,255
Special Mention	-	-	-	-	-	102	5	-	107
Substandard	-	-	71	-	-	32	624	7	734
Doubtful	-	-	-	-	-	-	-	-	-
Total Home Equity and Junior Liens	6,607	2,247	1,714	1,034	714	2,719	18,227	834	34,096
Other Consumer:
Pass	78,540	4,975	3,645	1,767	2,294	1,509	335	-	93,065
Special Mention	-	6	-	-	-	4	-	-	10
Substandard	-	48	34	-	5	35	-	-	122
Doubtful	-	-	-	-	-	-	-	-	-
Total Other Consumer	78,540	5,029	3,679	1,767	2,299	1,548	335	-	93,197
Net Deferred Loan Fees	(2,758)	256	317	182	160	748			(1,095)
Total loans	$109,957	$159,299	$134,040	$85,859	$87,401	$229,985	$66,364	$37,249	$910,154

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

An aging analysis of past due loans, not including net deferred loan costs, segregated by portfolio segment and class of loans, as of March 31, 2023 and December 31, 2022, are detailed in the following tables:

	As of March 31, 2023

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,522	$790	$1,196	$3,508	$256,691	$260,199
Construction	-	-	-	-	$2,933	2,933
Loans held-for-sale	-	-	-	-	$-	-
Total residential mortgage loans	1,522	790	1,196	3,508	259,624	263,132
Commercial loans:
Real estate	916	839	6,946	8,701	341,474	350,175
Lines of credit	462	354	2,663	3,479	78,225	81,704
Other commercial and industrial	982	159	6,062	7,203	77,350	84,553
Paycheck Protection Program loans	-	-	-	-	192	192
Tax exempt loans	-	-	-	-	4,200	4,200
Total commercial loans	2,360	1,352	15,671	19,383	501,441	520,824
Consumer loans:
Home equity and junior liens	105	23	161	289	33,807	34,096
Other consumer	508	373	1,861	2,742	90,455	93,197
Total consumer loans	613	396	2,022	3,031	124,262	127,293
Total loans	$4,495	$2,538	$18,889	$25,922	$885,327	$911,249

	As of December 31, 2022

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,627	$620	$932	$3,179	$254,477	$257,656
Construction	-	-	-	-	5,085	5,085
Loans held-for-sale	-	-	-	-	19	19
Total residential mortgage loans	1,627	620	932	3,179	259,581	262,760
Commercial loans:
Real estate	4,974	854	3,499	9,327	336,003	345,330
Lines of credit	1,280	1,584	298	3,162	78,888	82,050
Other commercial and industrial	4,721	999	1,738	7,458	69,815	77,273
Paycheck Protection Program loans	-	-	-	-	203	203
Tax exempt loans	-	-	-	-	4,280	4,280
Total commercial loans	10,975	3,437	5,535	19,947	489,189	509,136
Consumer loans:
Home equity and junior liens	23	17	279	319	33,688	34,007
Other consumer	391	239	1,904	2,534	90,317	92,851
Total consumer loans	414	256	2,183	2,853	124,005	126,858
Total loans	$13,016	$4,313	$8,650	$25,979	$872,775	$898,754

Nonaccrual loans, segregated by class of loan, were as follows:

	March 31,	December 31,
(In thousands)	2023	2022
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,372	$1,112
	1,372	1,112
Commercial loans:
Real estate	6,946	3,504
Lines of credit	6,062	332
Other commercial and industrial	2,693	1,884
	15,701	5,720
Consumer loans:
Home equity and junior liens	161	279
Other consumer	1,868	1,904
Total consumer loans	2,029	2,183
Total nonaccrual loans	$19,102	$9,015

At March 31, 2023, the Bank's 65 nonperforming loans represented 2.1% of total loans, with an aggregate outstanding balance of $19.1 million, as compared to 56 loans with an aggregate outstanding balance of $9.0 million at December 31, 2022. This increase of $10.1 million was the result of the downgrade of two significant loan relationships. The balance of nonaccrual loans related to these two relationships increased to 24 loans, with an aggregate outstanding balance of $13.0 million at March 31, 2023, as compared to five loans with an aggregate outstanding balance of $1.7 million at December 31, 2022. Management is closely monitoring all nonaccrual loans and has incorporated its current estimate of the ultimate collectability of these loans into the reported allowance for credit losses at March 31, 2023.

When the Company modifies a loan within a portfolio segment that is individually evaluated for impairment, a potential impairment is analyzed either based on the present value of the expected future cash flows discounted at the interest rate of the original loan terms or the fair value of the collateral less costs to sell. If it is determined that the value of the loan is less than its recorded investment, then impairment is recognized as a component of the provision for credit losses, an associated increase to the allowance for credit losses or as a charge-off to the allowance for credit losses in the current period.

Impaired Loans

The following table summarizes impaired loan information by portfolio class at December 31, 2022:

	December 31, 2022
		Unpaid
	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$1,048	$1,048	$-
Commercial real estate	5,283	5,386	-
Commercial lines of credit	2,218	2,218	-
Other commercial and industrial	2,780	2,829	-
Home equity and junior liens	182	182	-

With an allowance recorded:
1-4 family first-lien residential mortgages	450	450	91
Commercial real estate	2,625	2,625	346
Commercial lines of credit	3,059	3,066	2,957
Other commercial and industrial	1,998	1,998	1,285
Home equity and junior liens	536	536	114

Total:
1-4 family first-lien residential mortgages	1,498	1,498	91
Commercial real estate	7,908	8,011	346
Commercial lines of credit	5,277	5,284	2,957
Other commercial and industrial	4,778	4,827	1,285
Home equity and junior liens	718	718	114
Totals	$20,179	$20,338	$4,793

The following table presents the average recorded investment in impaired loans for the periods indicated:

	For the three months ended
	March 31,
(In thousands)	2023	2022
1-4 family first-lien residential mortgages	$1,494	$1,197
Commercial real estate	9,192	7,135
Commercial lines of credit	3,886	151
Other commercial and industrial	6,516	2,198
Home equity and junior liens	717	631
Total	$21,805	$11,312

The following table presents the cash basis interest income recognized on impaired loans for the periods indicated:

	For the three months ended
	March 31,
(In thousands)	2023	2022
1-4 family first-lien residential mortgages	$15	$16
Commercial real estate	59	63
Commercial lines of credit	3	2
Other commercial and industrial	31	20
Home equity and junior liens	13	6
Total	$121	$107

Note 7: Allowance for Credit Losses

Management extensively reviews recent trends in historical losses, qualitative factors, including concentrations of loans to related borrowers and concentrations of loans by collateral type, and specific reserve needs on loans individually evaluated for impairment in its determination of the adequacy of the credit losses. We recorded $692,000 in provision for credit losses for the three month period ended March 31, 2023, as compared to $102,000 for the three month period ended March 31, 2022. The increase in provision for credit losses in the third quarter of 2023, as compared to the same three month period in 2022, primarily reflected required reserves related to year-over-year loan growth. Certain credit sensitive portfolios continue to be carefully monitored, and the Bank will consistently apply its loan classification and reserve building methodologies to the analysis of these portfolios. Please refer to the asset quality section below for a further discussion of asset quality as it relates to the credit losses.

Summarized in the tables below are changes in the allowance for credit losses for the indicated periods and information pertaining to the allocation of the balances of the credit losses, loans receivable based on individual, and collective impairment evaluation by loan portfolio class. An allocation of a portion of the allowance to a given portfolio class does not limit the Company’s ability to absorb losses in another portfolio class.

	For the three months ended March 31, 2023
	1-4 family
	first-lien	Residential				Other
	residential	construction	Commercial		Commercial	commercial
(In thousands)	mortgage	mortgage	real estate		lines of credit	and industrial
Allowance for credit losses:
Beginning Balance	$714	$-	$5,881		$3,990	$2,944
Adoption of New Accounting Standard	1,396	969	(1,744)		95	10
Charge-offs	-	-	-		-	(36)
Recoveries	-	-	-		1	62
Provisions	(173)	(269)	1,045		(1,991)	2,101
Ending balance	$1,937	$700	$5,182		$2,095	$5,081

	Tax exempt	Home equity and junior liens	Other consumer		Total
Allowance for credit losses:
Beginning Balance	$3	$741	$1,046		15,319
Adoption of New Accounting Standards	14	(97)	1,242		1,886
Charge-offs	-	-	(83)		(119)
Recoveries	-	-	28		91
Provisions	(2)	79	(98)	-	692
Ending balance	$15	$723	$2,135		$17,869

	For the three months ended March 31, 2022
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for credit losses:
Beginning Balance	$872	$-	$5,308	$935	$2,762
Charge-offs	-	-	-	(17)	-
Recoveries	-	-	-	-	-
Provisions	(42)	-	(10)	143	(25)
Ending balance	$830	$-	$5,298	$1,061	$2,737
Ending balance: related to loans

	Tax exempt	Home equity and junior liens	Other consumer	Unfunded Commitments	Total
Allowance for credit losses:
Beginning Balance	$3	$774	$1,297	$984	$12,935
Charge-offs	-	-	(29)	-	(46)
Recoveries	-	-	26	-	26
Provisions	1	(98)	128	5	102
Ending balance	$4	$676	$1,422	$989	$13,017

The Company’s methodology for determining its allowance for credit losses includes an analysis of qualitative factors that are added to the historical loss rates in arriving at the total allowance for credit losses needed for this general pool of loans. The qualitative factors include, but are not limited to, the following:

•
Changes in national and local economic trends;
•
The rate of growth in the portfolio;
•
Trends of delinquencies and nonaccrual balances;
•
Changes in loan policy; and
•
Changes in lending management experience and related staffing.

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. These qualitative factors, applied to each product class, make the evaluation inherently subjective, as it requires material estimates that may be susceptible to significant revision as more information becomes available. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for credit losses analysis and calculation.

The allocation of the allowance for credit losses summarized on the basis of the Company’s calculation methodology was as follows:

	March 31, 2023
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$63	$-	$627	$1,301	$3,478
Historical loss rate	1,579	537	2,802	193	963
Qualitative factors	295	163	1,754	601	640
Total	$1,937	$700	$5,183	$2,095	$5,081

		Home equity	Other
	Tax exempt	and junior liens	consumer	Total
Specifically reserved	$-	$157	$-	$5,626
Historical loss rate	4	502	2,095	8,675
Qualitative factors	11	64	40	3,568
Total	$15	$723	$2,135	$17,869

	March 31, 2022
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$97	$-	$352	$48	$1,353
Historical loss rate	85	-	2	26	96
Qualitative factors	648	-	4,944	987	1,288
Total	$830	$-	$5,298	$1,061	$2,737

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$114	$-	$-	$1,964
Historical loss rate	-	324	1,147	-	1,680
Qualitative factors	4	238	275	-	8,384
Other	-	-	-	989	989
Total	$4	$676	$1,422	$989	$13,017

Note 8: Foreclosed Real Estate

The Company is required to disclose the carrying amount of foreclosed real estate properties held as a result of obtaining physical possession of the property at each reporting period.

(Dollars in thousands)	Number of properties	March 31, 2023	Number of properties	December 31, 2022
Foreclosed real estate	2	$221	2	$221

At March 31, 2023 and December 31, 2022, the Company reported $547,000 and $542,000, respectively, in real estate loans in the process of foreclosure.

Note 9: Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Generally, all letters of credit, when issued have expiration dates within one year. The credit risks involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had $2.9 million of standby letters of credit as of March 31, 2023. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The Company holds two corporate investment securities with an amortized historical cost of $4.1 million and an aggregate fair market value of $4.7 million as of March 31, 2023. These securities have an aggregate valuation that is determined using published net asset values (NAV) derived by an analysis of the securities’ underlying assets. These securities are comprised primarily of broadly-diversified real estate holdings and are traded in secondary markets on an infrequent basis. While these securities are redeemable at least annually through tender offers made by respective issuers, the liquidation value of these securities may be below stated NAVs and also subject to restrictions as to the amount that can be redeemed at any single scheduled redemption. The Company anticipates that these securities will be redeemed by respective issuers on indeterminate future dates as a consequence of the ultimate liquidation strategies employed by the managers of these portfolios.

The Company held two private equity security investments, acquired in 2022, with an aggregate value of $2.1 million at March 31, 2023, valued utilizing the unit of account (Level 2) which includes; financial metrics for the company, specific operating key performance indicators, and market-related inputs. No income or expense has been recorded related to this investment as the investment is still in early stage funding and, therefore, the investment is carried at historical cost at March 31, 2023.

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

Impaired loans: Impaired loans are those loans in which the Company has measured impairment based on the fair value of the loan’s collateral or the discounted value of expected future cash flows. Fair value is generally determined based upon market value evaluations by third parties of the properties and/or estimates by management of working capital collateral or discounted cash flows based upon expected proceeds. These appraisals may include up to three approaches to value: the sales comparison approach, the income approach (for income-producing property), and the cost approach. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as, changes in absorption rates or market conditions from the time of valuation and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment. A portion of the allowance for credit losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	March 31, 2023
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$41,562	$-	$41,562
State and political subdivisions	-	32,984	-	32,984
Corporate	-	6,863	-	6,863
Asset backed securities	-	14,838	-	14,838
Residential mortgage-backed - US agency	-	16,172	-	16,172
Collateralized mortgage obligations - US agency	-	9,260	-	9,260
Collateralized mortgage obligations - Private label	-	60,435	-	60,435
Total		182,114		182,114
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Other Securities:
Corporate measured at NAV	-	-	-	4,665
Total available-for-sale securities	$206	$182,114	$-	$186,985

Marketable equity securities measured at NAV	$-	$-	$-	$2,126

Interest rate swap derivative fair value hedges (unrealized gain carried as receivable from derivative counterparties)	$-	$6,415	$-	$6,415

Interest rate swap derivative cash flow hedges (unrealized loss carried as payable to derivative counterparties)	$-	$(99)	$-	$(99)

	December 31, 2022
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$29,364	$-	$29,364
State and political subdivisions	-	45,385	-	45,385
Corporate	-	7,066	-	7,066
Asset backed securities	-	15,400	-	15,400
Residential mortgage-backed - US agency	-	16,400	-	16,400
Collateralized mortgage obligations - US agency	-	11,708	-	11,708
Collateralized mortgage obligations - Private label	-	61,434	-	61,434
Total	-	186,757	-	186,757
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Other Securities:
Corporate measured at NAV	-	-	-	4,763
Total available-for-sale securities	$206	$186,757	$-	$191,726

Marketable equity securities measured at NAV	$-	$-	$-	$1,862

Interest rate swap derivative fair value hedges (unrealized gain carried as receivable from derivative counterparties)	$-	$9,717	$-	$9,717

Interest rate swap derivative cash flow hedges (unrealized gain carried as receivable from derivative counterparties)	$-	$519	$-	$519

Pathfinder Bank had the following assets measured at fair value on a nonrecurring basis as of March 31, 2023 and December 31, 2022:

		March 31, 2023
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$7,434	$7,434
Foreclosed real estate	$-	$-	$221	$221

		December 31, 2022
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$2,328	$2,328
Foreclosed real estate	$-	$-	$221	$221

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at the indicated dates.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At March 31, 2023
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

There have been no transfers of assets into or out of any fair value measurement level during the three months ended March 31, 2023.

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

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

1

		March 31, 2023		December 31, 2022
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$32,321	$32,321	$35,282	$35,282
Investment securities - available-for-sale	2	182,114	182,114	186,757	186,757
Investment securities - available-for-sale	NAV	4,665	4,665	4,763	4,763
Investment securities - marketable equity	NAV	2,126	2,126	1,862	1,862
Investment securities - held-to-maturity	2	201,666	189,622	194,402	181,491
Federal Home Loan Bank stock	2	5,226	5,226	5,982	5,982
Net loans	3	891,283	850,245	882,435	844,892
Accrued interest receivable	1	5,625	5,625	6,168	6,168
Interest rate derivative fair value hedges receivable - AFS investments	2	5,237	5,237	8,240	8,240
Interest rate derivative fair value hedges receivable - loans	2	1,178	1,178	1,477	1,477

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$683,533	$683,533	$699,624	$699,624
Time Deposits	2	460,729	452,342	425,806	393,676
Borrowings	2	99,205	96,607	115,997	112,877
Subordinated debt	2	29,777	22,000	29,733	27,378
Interest rate swap derivative cash flow hedge (payable) receivable	2	(99)	(99)	519	519
Accrued interest payable	1	1,520	1,520	975	975

Note 11: Interest Rate Derivatives

The Company is exposed to certain risks from both its business operations and changes in economic conditions. As part of managing interest rate risk, the Company enters into standardized interest rate derivative contracts (designated as hedging agreements) to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate hedging agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate hedging agreements are entered into with counterparties that meet the Company's established credit standards and the agreements contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material at March 31, 2023. Interest rate hedging agreements are recorded at fair value as other assets or liabilities. The Company had no material derivative contracts not designated as hedging agreements at March 31, 2023 or December 31, 2022.

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

The Company records various hedges in the consolidated statements of condition at fair value. The Company’s accounting treatment for these derivative instruments is based on the instruments hedge designation determined at the inception of each derivative instrument's contractual term. The following tables show the Company’s outstanding fair value hedges at March 31, 2023 and December 31, 2022:

(In thousands)	Carrying Amount of the Hedged Assets at March 31, 2023	Cumulative Amount of Fair Value Hedging Gains Included in the Carrying Amount of the Hedged Assets at March 31, 2023	Carrying Amount of the Hedged Assets at December 31, 2022	Cumulative Amount of Fair Value Hedging Gains Included in The Carrying Amount of the Hedged Assets at December 31, 2022
Line item on the balance sheet in which the hedged item is included:
Available-for-sale securities (1)	$56,017	$5,237	$68,741	$8,240
Loans receivable (2)	$36,701	$1,178	$37,196	$1,477

(1)
These amounts represent the amortized cost basis of specifically identified municipal securities designated as the underlying assets for the hedging relationship. The notional amount of the designated hedged item was $56.0 million and $68.7 million at March 31, 2023 and December 31, 2022, respectively. The fair value of the derivative resulted in a net asset position of $5.2 million and $8.2 million recorded by the Company in other assets at March 31, 2023 and December 31, 2022.

(2)
These amounts include the amortized cost of a specific loan pool designated as the underlying asset for the hedging relationship in which the hedged item is the underlying asset's amortized cost (last layer) projected to be remaining at the end of the contractual term of the hedging instrument. The amount of the designated hedged item was $36.7 million and $37.2 million as of March 31, 2023 and December 31, 2022, respectively. At March 31, 2023, the fair value of the derivative resulted in a net asset position of $1.2 million recorded by the Company in other assets.

The hedging contracts noted above, accounted for as fair value hedges, increased the yield on investment securities and loans by 0.18% and 0.09%, respectively, in the three months ended March 31, 2023. The hedging contracts noted above, accounted for as fair value hedges, decreased the yield on investment securities and loans by 0.02% and 0.02%, respectively, in the three months ended March 31, 2022.

The hedge transactions increased the net income effects of the Bank's fair value and cash flow hedges for the three months ended March 31, 2023 and March 31, 2022, respectively, along with the net fair value position of the hedges at March 31, 2023 and March 31, 2022, respectively.

Fair Value Hedges
Three Months Ended March 31, 2023
Hedge Category	Average Notional Balance	Period Ending Notional Balance	Net Cash Received (Paid) Recorded In Net Income	Fair Value Receivable (Payable) at Quarter End
Investments	$57,028	$52,120	$340	$5,237
Loans	20,700	20,700	205	1,178
Total	$77,728	$72,820	$545	$6,415

Three Months Ended March 31, 2022
Hedge Category	Average Notional Balance	Ending Notional Balance	Net Cash Received (Paid) Recorded In Net Income	Fair Value Receivable (Payable) at Quarter End
Investments	$55,793	$58,865	$(33)	$4,229
Loans	20,700	20,700	(31)	892
Total	$76,493	$79,565	$(64)	$5,121

Cash Flow Hedges
Three Months Ended March 31, 2023
Hedge Category	Average Notional Balance	Ending Notional Balance	Net Cash Received (Paid) Recorded In Net Income	Fair Value Receivable (Payable) at Quarter End
Borrowed Funds	$53,333	$70,000	$336	$(99)

Three Months Ended March 31, 2022
Hedge Category	Average Notional Balance	Ending Notional Balance	Net Cash Received (Paid) Recorded In Net Income	Fair Value Receivable (Payable) at Quarter End
Borrowed Funds	$80,000	$80,000	$(128)	$778

The following table shows the pre-tax gains and losses of the Company’s derivatives designated as cash flow hedges in OCI at March 31, 2023 and December 31, 2022:

(In thousands)	March 31, 2023	December 31, 2022
Cash flow hedges:
Fair market value adjustment interest rate swap	$(99)	$519
Total (loss) gain in comprehensive income	$(99)	$519

The hedging contracts noted above, accounted for as cash flow hedges, decreased the interest expense associated with MMDA accounts by 0.51% in the three months ended March 31, 2023 and increased the interest expense associated with MMDA accounts by 0.20% in the three months ended March 31, 2022.

The amounts of hedge ineffectiveness, recognized at March 31, 2023 and December 31, 2022 for cash flow hedges were not material to the Company’s consolidated results of operations. A portion of, or the entire amount included in accumulated other comprehensive loss would be reclassified into current earnings should a portion of, or the entire hedge, no longer be considered effective. Management believes that the hedges will remain fully effective during the remaining term of the respective hedging contracts. The changes in the fair values of the interest rate hedging agreements primarily result from the effects of changing index interest rates and the reduction of the time each quarter between the measurement date and the contractual maturity date of the hedging instrument.

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

	For the three months ended March 31, 2023
(In thousands)	Retirement Plans	Unrealized Loss on Available-for- Sale Securities	Unrealized Loss on Derivatives and Hedging Activities	Unrealized Gain on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(2,427)	$(10,127)	$382	$-	$(12,172)
Other comprehensive (loss) income before reclassifications	-	(376)	(455)	-	(831)
Amounts reclassified from AOCI	41	1,428	-	-	1,469
Ending balance	$(2,386)	$(9,075)	$(73)	$-	$(11,534)

	For the three months ended March 31, 2022
(In thousands)	Retirement Plans	Unrealized Loss on Available-for- Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(1,412)	$428	$(286)	$2	$(1,268)
Other comprehensive (loss) income before reclassifications	-	(4,271)	480	-	(3,791)
Amounts reclassified from AOCI	1	-	-	-	1
Ending balance	$(1,411)	$(3,843)	$194	$2	$(5,058)

The following table presents the amounts reclassified out of each component of AOCI for the indicated period:

		Amount Reclassified
		from AOCI (1)
		(Unaudited)
(In thousands)		For the three months ended
Details about AOCI (1) components	Affected Line Item in the Statement of Income	March 31, 2023	March 31, 2022
Retirement plan items
Retirement plan net losses recognized in plan expenses (2)	Salaries and employee benefits	$(55)	$(1)
Tax effect	Provision for income taxes	14	-
	Net (losses) income	$(41)	$(1)
Available-for-sale securities
Realized (loss) gain on sale of securities	Net gains on sales and redemptions of investment securities	$(1,933)	$-
Tax effect	Provision for income taxes	505	-
	Net (losses) income	$(1,428)	$-

(1)
Amounts in parentheses indicates debits in net income.
(2)
These items are included in net periodic pension cost.

See Note 5 for additional information.

Note 13: Noninterest Income

The Company has included the following table regarding the Company’s noninterest income for the periods presented.

	For the three months ended
(In thousands)	March 31, 2023	March 31, 2022
Service charges on deposit accounts
Insufficient funds fees	$144	$118
Deposit related fees	97	102
ATM fees	26	39
Total service charges on deposit accounts	267	259
Fee Income
Insurance agency revenue	420	299
Investment services revenue	135	97
ATM fees surcharge	48	48
Banking house rents collected	48	55
Total fee income	651	499
Card income
Debit card interchange fees	321	228
Merchant card fees	11	16
Total card income	332	244
Mortgage fee income and realized gain on sale of loans and foreclosed real estate
Loan servicing fees	72	117
Net gains on sales of loans and foreclosed real estate	25	63
Total mortgage fee income and realized gain on sale of loans and foreclosed real estate	97	180
Total	1,347	1,182
Earnings and gain on bank owned life insurance	158	162
Net gains (losses) on sale and redemption of investment securities	73	(6)
Gains on marketable equity securities	-	68
Other miscellaneous income	14	197
Total noninterest income	$1,592	$1,603

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

Note 14: Leases

The Company has operating and finance leases for certain banking offices and land under noncancelable agreements. Our leases have remaining lease terms that vary from less than two years up to 28 years, some of which include options to extend the leases for various renewal periods. All options to renew are included in the current lease term when we believe it is reasonably certain that the renewal options will be exercised.

The components of lease expense are as follows:

	For the three months ended
(In thousands)	March 31, 2023	March 31, 2022
Operating lease cost	$59	$57
Finance lease cost	55	21

Supplemental cash flow information related to leases was as follows:

	For the three months ended
(In thousands)	March 31, 2023	March 31, 2022
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$54	$52
Operating cash flows from finance leases	55	21
Financing cash flows from finance leases	32	18

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rate)	March 31, 2023	March 31, 2022
Operating Leases:
Operating lease right-of-use assets	$2,062	$2,102
Operating lease liabilities	2,385	2,409

Finance Leases:
Finance lease right-of-use assets	$4,178	$-
Finance lease liability	4,411	599

Weighted Average Remaining Lease Term:
Operating Leases	18.17 years	18.16 years
Finance Leases	28.10 years	27.17 years

Weighted Average Discount Rate:
Operating Leases	3.86%	3.73%
Finance Leases	9.41%	13.75%

Maturities of lease liabilities are as follows:

Twelve Months Ending March 31,
(In thousands)
2024	$117
2025	164
2026	175
2027	186
2028	198
Thereafter	5,956
Total minimum lease payments	$6,796

The Company owns certain properties that it leases to unaffiliated third parties at market rates. Lease rental income was $48,000 and $55,000 for the three months ended March 31, 2023 and 2022 respectively. All lease agreements, in which the Company is the lessor, are accounted for as operating leases.

Note 15: Related Party Transactions:

In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). None of the related party loans were classified as nonaccrual, past due, restructured, or potential problem loans at March 31, 2023 or December 31, 2022.

The following represents the activity associated with loans to related parties during the three months ended March 31, 2023 and the year ended December 31, 2022:

	March 31,	December 31,
(In thousands)	2023	2022
Balance at the beginning of the year	$32,531	$22,427
Originations and related party additions	75	15,278
Principal payments and related party removals	(611)	(5,174)
Balance at the end of the period	$31,995	$32,531

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

General

The Company is a Maryland corporation headquartered in Oswego, New York. The Company is 100% owned by public shareholders. The primary business of the Company is its investment in Pathfinder Bank (the "Bank"), a New York State chartered commercial bank, which is 100% owned by the Company. The Bank has two wholly owned operating subsidiaries, Pathfinder Risk Management Company, Inc. (“PRMC”) and Whispering Oaks Development Corp. All significant inter-company accounts and activity have been eliminated in consolidation. Although the Company owns, through its subsidiary PRMC, 51% of the membership interest in FitzGibbons Agency, LLC (“Fitzgibbons” or “Agency”), the Company is required to consolidate 100% of FitzGibbons within the consolidated financial statements. The 49% of which the Company does not own, is accounted for separately as a noncontrolling interest within the consolidated financial statements. At March 31, 2023, the Company and subsidiaries had total consolidated assets of $1.40 billion, total consolidated liabilities of $1.29 billion and shareholders' equity of $111.7 million, plus noncontrolling interest of $661,000, which represents the 49% of FitzGibbons not owned by the Company.

The following discussion reviews the Company's financial condition at March 31, 2023 and the results of operations for the three month period ended March 31, 2023 and 2022. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any other period.

The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2023 (“the consolidated annual financial statements”) as of December 31, 2022 and 2021 and for the two years then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Item 2.

Statement Regarding Forward-Looking Statements

Certain statements contained herein are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” or “may.” These forward-looking statements are based on current beliefs and expectations of the Company’s and the Bank’s management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s and the Bank’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from those set forth in the forward-looking statements as a result of numerous factors. Factors that could cause such differences to exist include, but are not limited to: risks related to the real estate and economic environment, particularly in the market areas in which the Company and the Bank operate; fiscal and monetary policies of the U.S. Government; inflation; changes in government regulations affecting financial institutions, including regulatory compliance costs and capital requirements; fluctuations in the adequacy of the allowance for credit losses; decreases in deposit levels necessitating increased borrowing to fund loans and investments; the effects of the COVID-19 pandemic; operational risks including, but not limited to, cybersecurity, fraud and natural disasters; the risk that the Company may not be successful in the implementation of its business strategy; changes in prevailing interest rates; credit risk management; asset-liability management; recent events involving the failure of financial institutions and the impact on the Company's business and the market price of its common stock; any future increase in FDIC insurance assessments or special assessments; and other risks described in the Company’s filings with the Securities and Exchange Commission, which are available at the SEC’s website, www.sec.gov.

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

The most significant accounting policies followed by the Company are presented in Note 1 to the annual audited consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated quarterly financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the allowance for credit losses, deferred income taxes, pension obligations, the evaluation of investment securities for credit losses, the estimation of fair values for accounting and disclosure purposes, and the evaluation of goodwill for impairment to be the accounting areas that require the most subjective and complex judgments. These areas could be the most subject to revision as new information becomes available.

In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard’s stated main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables (such as loans) and other financial assets in scope. The ASU requires entities to measure credit losses on most financial assets carried at amortized costs and certain other instruments using an expected credit loss model. Banks in the United States above $5.0 billion in assets generally adopted this new way of measuring loan losses called the “Current Expected Credit Loss” (“CECL”) model in 2020, with smaller public and private banks, such as Pathfinder, required to convert to this method in fiscal years beginning after December 15, 2022. The Company computed its Allowance for Loan Losses at December 31, 2022 using a methodology called the "Incurred Loss Model" ("ILM"), which remained applicable GAAP at that date. ILM (previous GAAP) assumes that all loans will be repaid until evidence to the contrary (known as a loss or trigger event) is identified. Only at that point is the impaired loan (or portfolio of loans) written down to a lower value. CECL requires that an estimate of loss for the entire life cycle of each asset with credit loss exposure be recorded at the funding date of that asset as a component of the reported Allowance for Credit Losses ("ACL").

Beginning on January 1, 2023, the Bank will have to account for all credit loss exposures using this CECL methodology. In determining the beginning ACL balance for the quarter ended March 31, 2023, a nonrecurring adjustment from ILM to CECL was made on January 1, 2023, increasing the ALLL at December 31, 2022 by $1.9 million. The adoption of CECL also resulted in a decrease in the recorded book value of HTM securities by $450,000 and an increase in other liabilities by $552,000 for credit losses associated with unfunded contractual commitments on financial assets. This one-time transition adjustment was booked to retained earnings in the first quarter of 2023 and therefore was a subtraction from shareholders' equity, after tax effects of approximately $2.1 million.

The ACL represents management's estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment on the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and environmental factors, all of which may be susceptible to significant change. The Company establishes a specific allowance for all commercial loans in excess of the total related credit threshold of $100,000 and single borrower residential mortgage loans in excess of the total related credit threshold of $300,000 identified as being impaired which are on nonaccrual and have been risk rated under the Company’s risk rating system as substandard, doubtful, or loss. In addition, an accruing substandard loan could be identified as being impaired.

Loan impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses as compared to the loan carrying value. For all other loans and leases, the Company uses the general allocation methodology that establishes an allowance to estimate the probable incurred loss for each risk-rating category. The measurement of impaired loans is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral, less costs to sell. At March 31, 2023, the Bank’s position in impaired loans consisted of 74 loans totaling $23.4 million. Of these loans, 17 loans, totaling $3.5 million, were valued using the present value of future cash flows method; and 57 loans, totaling $19.9 million, were valued based on a collateral analysis. For all other loans, the Company uses the general allocation methodology that establishes an allowance to estimate the probable incurred loss for each risk-rating category.

In estimating the ACL on loans, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate. At March 31, 2023, the Bank held $520.8 million in commercial real estate and commercial & industrial loans (collectively, commercial loans) representing 57.2% of the Bank’s entire loan portfolio. The Bank allocated $12.4 million to the ACL for these loans, including $3.0 million derived from the use of qualitative factors in the calculation. Given the concentration of ACL allocation to the total commercial loan portfolio and the significant judgments made by management in deriving the qualitative loss factors, management considers the impact that changes in judgments could have on the ACL. The ACL could increase (or decrease) by approximately $852,000, assuming a 25% negative (or positive) change within the group of qualitative factors used to determine the ACL for commercial loans. The sensitivity and related range of impacts for various judgments on the ACL is a hypothetical analysis and is used to determine management’s judgments or assumptions of qualitative loss factors that were utilized at March 31, 2023 in the final recorded estimation of the ACL on loans recognized on the Statements of Financial Condition.

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

When the fair value of a security categorized as available-for-sale ("AFS") or held-to-maturity ("HTM") is less than its amortized cost basis, an assessment is made as to whether or not credit loss is present. Management makes a quantitative determination of potential credit loss for all HTM securities even if the risk of credit loss is considered remote and uses a best estimate threshold for securities categorized as AFS. The Company considers numerous factors when determining whether a potential credit loss exists. The principal factors considered are (1) the financial condition of the issue and (guarantor, if any) and adverse conditions specifically related to the security, industry or geographic area, (2) failure of the issuer of the security to make scheduled interest or principal payments, (3) any changes to the rating of the security by a nationally recognized statistical rating organization (“NRSRO”), and (4) the presence of contractual credit enhancements, if any, including the guarantee of the federal government or any of its agencies.

The Company carries all of its AFS investments at fair value with any unrealized gains or losses reported, net of tax, as an adjustment to shareholders' equity and included in accumulated other comprehensive income (loss), except for the credit-related portion of debt securities’ impairment losses securities which are charged to earnings. The Company's ability to fully realize the value of its investments in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization. In evaluating the debt securities portfolio, for both AFS and HTM securities for credit losses, management considers (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) if the present value of expected cash flows is insufficient to recover the entire amortized cost basis.

The estimation of fair value is significant to several of our assets; including AFS and marketable equity investment securities, intangible assets, foreclosed real estate, and the value of loan collateral when valuing loans. These are all recorded at either fair value, or the lower of cost or fair value. Fair values are determined based on third party sources, when available. Furthermore, accounting principles generally accepted in the United States require disclosure of the fair value of financial instruments as a part of the notes to the annual audited consolidated financial statements. Fair values on our AFS securities may be influenced by a number of factors including market interest rates, prepayment speeds, discount rates, and the shape of yield curves.

Fair values for securities AFS are obtained from unaffiliated third party pricing services. Where available, fair values are based on quoted prices on a nationally recognized securities exchange. If quoted prices are not available, fair values are measured using quoted market prices for similar benchmark securities. Management made no adjustments to the fair value quotes that were provided by the pricing sources. Fair values for marketable equity securities are based on quoted prices on a nationally recognized securities exchange for similar benchmark securities. The fair values of foreclosed real estate and the underlying collateral value of impaired loans are typically determined based on evaluations by third parties, less estimated costs to sell. When necessary, appraisals are updated to reflect changes in market conditions.

Management performs an annual evaluation of our goodwill for possible impairment at each of our reporting units. Based on the results of the December 31, 2022 evaluation, management has determined that the carrying value of goodwill was not impaired as of that date. Management will continuously evaluate all relevant economic and operational factors potentially affecting the Bank or the fair value of its assets, including goodwill. Should the pandemic or recent banking crisis, or the future economic consequences thereof, require a significant and sustained change in the operations of the Bank, re-evaluations of the Bank’s goodwill valuation will be conducted on a more frequent basis.

Recent Events

On March 31, 2023, the Company announced that its Board of Directors declared a cash dividend of $0.09 per share on the Company's voting common and non-voting common stock, and a cash dividend of $0.09 per notional share for the issued warrant relating to the fiscal quarter ended March 31, 2023. The dividends are payable to all shareholders of record on April 24, 2023 and will be paid on May 19, 2023.

Overview and Results of Operations

The following represents the significant highlights of the Company’s operating results between the first quarter of 2023 and the first quarter of 2022.

•
Net income attributable to Pathfinder Bancorp, Inc. decreased $351,000 or 11.9% to $2.6 million.
•
Basic and diluted earnings per voting common share were both $0.43 per share and decreased $0.06 per share from $0.49 per share.
•
Return on average assets decreased 15 basis points to 0.75% as the decrease in income outpaced the increase in average asset balances.
•
Net interest income, after provision for credit losses, decreased $89,000, or 0.95% to $9.3 million. Excluding the provision, net interest income increased $501,000, or 5.29%, to $10.0 million. The increase in net interest income, before provision for credit losses, was primarily due to the increase in the average balance of interest-earning assets of $79.0 million, coupled with an increase in the average yield earned on those assets of 102 basis points, from 3.54% for the three months ended March 31, 2022 to 4.56% for the three months ended March 31, 2023. The increase in net interest income was partially offset by an increase in the average balance of interest-bearing liabilities of $85.2 million, combined with a 127 basis points increase in the average rates paid on interest-bearing liabilities.
•
The increase in the provision for credit losses of $590,000 was primarily due to management's decision to downgrade certain loans with two large credit relationships.
•
The net interest margin for the first quarter of 2023 was 3.02%, a four basis point decrease compared to 3.06% for the same quarter in 2022.
•
The effective income tax rate increased 0.6% to 20.0% for the three months ended March 31, 2023 as compared to 19.4% for the same three month period in 2022. The nominal increase in the tax rate in the first quarter of 2023, as compared to the same quarter in 2022, was primarily related to a decrease in tax exempt income derived from investments in securities issued by state and political subdivisions.

The following reflects the significant changes in financial condition between December 31, 2022 and March 31, 2023. In addition, the following reflects significant changes in asset quality metrics between March 31, 2023 and March 31, 2022.

•
Total assets increased $4.3 million, or 0.3% to $1.40 billion at March 31, 2023 as compared to December 31, 2022, primarily driven by higher investment securities balances and loan balances.
•
Asset quality metrics, as measured by net loan charge-offs, declined in comparison to linked reporting periods. The annualized net loan charge-offs to average loans ratio was 0.01% for the first quarter of 2023, compared to 0.01% for the first quarter of 2022, and 0.04% for the fourth quarter of 2022.
•
Nonperforming loans to total loans were 2.10% at March 31, 2023, compared to 0.93% at March 31, 2022 and 1.00% at December 31, 2022. Correspondingly, the ratio of the allowance for credit losses to nonperforming loans was 93.55% at March 31, 2023, as compared to 163.78% at March 31, 2022, and 169.93% at December 31, 2022.

The Company had net income of $2.6 million for the three months ended March 31, 2023 compared to net income of $3.0 million for the three months ended March 31, 2022. The $351,000 decrease in net income was due primarily to a $3.6 million increase in total interest expense, a $590,000 increase in provision for credit losses, a $272,000 increase in total noninterest expenses and an $11,000 decrease in total noninterest income. These were partially offset by a $4.1 million increase in total interest and dividend income and a $52,000 decrease in provision for income taxes.

Net interest income before the provision for credit losses increased $501,000, or 5.29%, to $10.0 million for the three months ended March 31, 2023 as compared to $9.5 million for the same three month period in 2022. The increase was primarily the result of increases in the average yields of loans and taxable and tax-exempt investment securities portfolios, combined with increases in the average balances of the loan portfolio of $53.8 million and $42.9 million in the investment portfolios. These increases resulted in a 102 basis points increase to 4.56% in total average interest-earning asset yield for the three months ended March 31, 2023 as compared to 3.54% for the same three month period of the previous year. The increase in the average yield received on interest-earning assets in the first quarter of 2023, as compared to the same quarter in 2022, reflects generally increased rates of interest for newly funded loans and investments securities, as compared to the average yields within these portfolios, as well as increases in coupon rates for certain adjustable-rate loans and securities in the rising interest rate environment that has occurred in 2022 and 2023. These increases in the average yield on loans during 2023, were partially offset by reduced fee recognition related to PPP loans. PPP fee recognition revenues were $900,000 in the first quarter of 2023, as compared to $278,000 in the first quarter of the previous year.

These increases in interest income were partially offset by a 127 basis points increase in the average cost of total interest-bearing liabilities in the first quarter of 2023, as compared to the same quarter in 2022, combined with an $85.2 million increase in the average balance of total interest-bearing liabilities. The increase in the average rates paid on interest-bearing liabilities in the first quarter of 2023, as compared to the same quarter in 2022, reflects the generally increased rates of interest for all financial instruments that has occurred in 2023 due to the rising interest rate environment and increased competition for deposits.

The $11,000, or 0.7%, decrease in noninterest income in the quarter ended March 31, 2023, as compared to the same quarterly period in 2022, was primarily the result of a decrease of $157,000 in other charges, commissions and fees, a $68,000 decrease in gains on marketable equity securities, a $45,000 decrease in loan servicing fees and a $38,000 decrease in net gains on sales of loans and foreclosed real estate. Insurance agency revenue, debit card interchange fees and net gains on the sales of investment securities increased $121,000, $93,000 and $79,000, respectively. The $157,000 decrease in other charges, commissions and fees, as compared to the same quarter of the previous year, was primarily due to a non-recurring $176,000 gain recorded in the first quarter of 2022, related to the early termination of a free-standing derivative contract.

Total noninterest expense for the first quarter of 2023 was $7.5 million, an increase of $272,000, or 3.8%, compared to $7.3 million for the same three month period in 2022. The increase was primarily a result of higher salaries and employee benefits expense of $134,000, or 3.3%. Professional and other expenses and insurance agency expenses increased $143,000 and $57,000, respectively. The increase in professional fees is due to legal fees incurred at March 31, 2023 as compared to March 31, 2022. Partially offsetting these increases was a $94,000, or 15.5%, reduction in other expenses and a $32,000, or 51.6%, reduction in community service activities. All other noninterest expense categories netted to a $64,000 increase in the three months ended March 31, 2023, as compared to the same quarter in 2022.

Management extensively reviews recent trends in changes in the size and composition of the loan portfolio, historical loss experience, qualitative factors, and specific reserve needs on loans individually evaluated for impairment, in its determination of the adequacy of the allowance for credit losses. For the three months ended March 31, 2023, we recorded $692,000 in provision for credit losses as compared to $102,000 in the same prior year three month period. The primary driver of the increased provision expense in the first quarter of 2023, was management's decision to downgrade certain commercial real estate loans and commercial loans within two borrower relationships. These relationships are under active resolution management by the Company. Additionally, the provision in the quarter ended March 31, 2023 is reflective of (1) the qualitative factors used in determining the adequacy of the allowance for credit losses, (2) the increase in the size of the loan portfolio, and (3) changes in the levels of delinquent and nonaccrual loans. The first quarter provision for credit losses reflects an addition to reserves considering loan growth and asset quality metrics. The credit-sensitive portfolios continue to be carefully monitored, and the Bank will consistently apply its loan classification and reserve building methodologies to the analysis of these portfolios.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, requiring financial institutions, such as the Bank, to adopt the Current Expected Credit Loss (“CECL”) methodology according to a specified implementation timeline. In order to meet this requirement, the Bank adopted the CECL methodology for calculating its Allowance for Credit Losses (“ACL”) on January 1, 2023. The amended guidance replaces the previously-required Allowance for Loan and Lease Losses (“ALLL”) calculated under what was known as the Incurred Loss Model. The ACL represents a valuation account that is deducted from the amortized cost basis of includable financial assets to present their net carrying value at the amount expected to be collected over the entire life of those assets. The income statement now reflects the measurement of credit losses for newly recognized financial assets as well as expected increases, or decreases, of expected credit losses that have taken place during the reporting period. When determining the ACL, expected credit losses over the expected term of the financial asset will be estimated considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the future collectability of the reported amount. In addition, the amended guidance requires credit losses relating to assets such as held-to-maturity debt securities and open contractual funding commitments to be recorded through the ACL. Because the CECL methodology requires that reserves be established within the ACL for a broad range of financial assets, including all loans, through the entirety of their expected lives and also considers new items, such as open funding commitments, the initial ACL upon adoption would, in most cases, be expected to be greater than the ALLL that it replaced.

The transition adjustment that was recognized upon the adoption of CECL on January 1, 2023, was accounted for as a one-time increase in the ACL with a corresponding one-time adjustment to retained earnings, adjusted for income tax effects. This transition adjustment did not impact earnings or earnings per share at adoption. In determining the beginning ACL balance for the quarter ended March 31, 2023, a nonrecurring adjustment from ILM to CECL was made on January 1, 2023, increasing the ALLL at December 31, 2022 by $1.9 million. In addition, the adoption of CECL decreased the recorded book value of HTM securities by $450,000 and increased other liabilities by $552,000 for credit losses associated with unfunded contractual commitments on financial assets. Retained earnings at March 31, 2023 therefore reflects the effects of the one-time transition adjustment of $2.1 million, recorded on January 1, 2023, after income tax effects.

In comparing the year-over-year first quarter periods, the Company’s return on average assets decreased 15 basis points to 0.75% due to the combined effects of the decrease in net income (the numerator in the ratio), and an increase in average assets (the denominator in the ratio). Average assets increased due to increases in the balances of average investment securities and average loans of $53.8 million and $42.9 million, respectively, in the first quarter of 2023 as compared to the same quarter of 2022. Average interest-bearing deposits increased $61.8 million in the first quarter of 2023, as compared with the same quarter in 2022. The increase in deposits was primarily due to increased time deposits, including brokered deposits, of $77.1 million. All other deposits accounts in aggregate decreased $33.5 million when compared with the same quarter in 2022.

Net Interest Income

Net interest income is the Company's primary source of operating income for payment of operating expenses and providing for credit losses. It is the amount by which interest earned on loans, interest-earning deposits, and investment securities, exceeds the interest paid on deposits and other interest-bearing liabilities. Changes in net interest income and net interest margin result from the interaction between the volume and composition of interest-earning assets, interest-bearing liabilities, related yields, and associated funding costs.

The following tables set forth information concerning average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the periods indicated. Interest income and resultant yield information in the tables have not been adjusted for tax equivalency. Averages are computed on the daily average balance for each month in the period divided by the number of days in the period. Nonaccrual loans have been included in interest-earning assets for purposes of these calculations.

	(Unaudited)
	For the three months ended March 31,
	2023			2022
			Average			Average
Unaudited	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$899,258	$10,658	4.74%	$845,461	$8,692	4.11%
Taxable investment securities	368,437	3,825	4.15%	329,291	2,168	2.63%
Tax-exempt investment securities	36,480	455	4.99%	32,721	118	1.44%
Fed funds sold and interest-earning deposits	14,163	105	2.97%	31,830	4	0.05%
Total interest-earning assets	1,318,338	15,043	4.56%	1,239,303	10,982	3.54%
Noninterest-earning assets:
Other assets	101,194			91,622
Allowance for credit losses	(17,061)			(13,031)
Net unrealized losses on available-for-sale securities	(12,529)			(1,334)
Total assets	$1,389,942			$1,316,560
Interest-bearing liabilities:
NOW accounts	$97,796	$91	0.37%	$106,894	$71	0.27%
Money management accounts	15,300	4	0.10%	16,072	4	0.10%
MMDA accounts	261,594	1,275	1.95%	261,898	246	0.38%
Savings and club accounts	133,532	64	0.19%	138,585	48	0.14%
Time deposits	454,980	2,603	2.29%	377,907	596	0.63%
Subordinated debt	29,748	472	6.35%	29,578	412	5.57%
Borrowings	86,761	566	2.61%	63,528	138	0.87%
Total interest-bearing liabilities	1,079,711	5,075	1.88%	994,462	1,515	0.61%
Noninterest-bearing liabilities:
Demand deposits	180,845			199,164
Other liabilities	16,403			11,904
Total liabilities	1,276,959			1,205,530
Shareholders' equity	112,983			111,030
Total liabilities & shareholders' equity	$1,389,942			$1,316,560
Net interest income		$9,968			$9,467
Net interest rate spread			2.68%			2.93%
Net interest margin			3.02%			3.06%
Ratio of average interest-earning assets to average interest-bearing liabilities			122.10%			124.62%

In the first quarter of 2023, net interest income, before provision for credit losses, for the Company increased by $501,000, or 5.3%, compared to the same quarter in 2022, reaching a total of $10.0 million. Interest and dividend income in the first quarter of 2023 was $15.0 million, compared to $11.0 million in the same quarter in 2022. The increase in interest and dividend income between comparable quarters was a result of a $2.0 million increase in loan interest income and a $2.0 million increase in interest income derived from investments in taxable and tax-exempt investment securities. The increases in interest income was the result of a 63 basis point increase in the average loan yield, accompanied by a $53.8 million increase in the average outstanding balance of loans and a 170 basis point increase in the average yield on investment securities, accompanied by a $42.9 million increase in the average outstanding balance of investment securities. The increase in the average yield received on interest-earning assets in the first quarter of 2023, as compared to the same quarter in 2022, reflects generally increased rates of interest for newly funded loans and investment securities, as compared to the average yields within these portfolios, as well as increases in coupon rates for certain adjustable-rate loans and securities in the rising interest rate environment that has occurred in 2022 and 2023. These increases in the average yield on loans during 2023 were partially offset by reduced fee recognition related to PPP loans. PPP fee recognition revenues were less than $1,000 in the first quarter of 2023, as compared to $278,000 in the first quarter of the previous year. Partially offsetting those increases was an increase in total interest expense for the first quarter of 2023 to $5.1 million, an increase of $3.6 million, or 235.0%, from $1.5 million for the prior year quarter. Interest expense increased due to a 127 basis point increase in the average rates paid on interest-bearing liabilities, accompanied by an increase in the average outstanding balance of those liabilities of $85.2 million. The increase in the quarterly interest expense was primarily a result of the increase in cost of deposits resulting from the rapidly rising interest rate environment and increased competition. The deposit mix included a $77.1 million increase in average time deposit balances, including brokered deposits, combined with a 168 basis point increase in the average interest rate paid on those deposits.

The resultant net interest margin for the first quarter of 2023 was 3.02%, a four basis point decrease compared to a net interest margin of 3.06% in the first quarter of 2022. Over the past year, the Company’s management has been able to effectively manage net interest margin by active management of the Bank’s assets and liabilities in the current challenging interest rate environment.

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

	Three months ended March 31,
	2023 vs. 2022
	Increase/(Decrease) Due to
			Total
Unaudited			Increase
(In thousands)	Volume	Rate	(Decrease)
Interest Income:
Loans	$576	$1,390	$1,966
Taxable investment securities	282	1,375	1,657
Tax-exempt investment securities	15	322	337
Interest-earning deposits	(17)	118	101
Total interest income	856	3,205	4,061
Interest Expense:
NOW accounts	(36)	56	20
Money management accounts	(1)	1	-
MMDA accounts	(2)	1,031	1,029
Savings and club accounts	(11)	27	16
Time deposits	145	1,862	2,007
Subordinated debt	2	58	60
Borrowings	66	362	428
Total interest expense	163	3,397	3,560
Net change in net interest income	$693	$(192)	$501

Provision for Credit Losses

We establish a provision for credit losses, which is charged to operations, at a level management believes is appropriate to absorb expected credit losses in the loan portfolio. In evaluating the level of the allowance for credit losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The provision for credit losses represents management’s estimate of the amount necessary to maintain the allowance for credit losses at an adequate level.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, requiring financial institutions, such as the Bank, to adopt the Current Expected Credit Loss (“CECL”) methodology according to a specified implementation timeline. In order to meet this requirement, the Bank adopted the CECL methodology for calculating its Allowance for Credit Losses (“ACL”) on January 1, 2023. The amended guidance replaces the previously-required Allowance for Loan and Lease Losses (“ALLL”) calculated under what was known as the Incurred Loss Model. The ACL represents a valuation account that is deducted from the amortized cost basis of includable financial assets to present their net carrying value at the amount expected to be collected over the entire life of those assets. The income statement now reflects the measurement of credit losses for newly recognized financial assets as well as expected increases, or decreases, of expected credit losses that have taken place during the reporting period. When determining the ACL, expected credit losses over the expected term of the financial asset will be estimated considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the future collectability of the reported amount. In addition, the amended guidance requires credit losses relating to assets such as held-to-maturity debt securities and open contractual funding commitments to be recorded through the ACL. Because the CECL methodology requires that reserves be established within the ACL for a broad range of financial assets, including all loans, through the entirety of their expected lives and also considers new items, such as open funding commitments, the initial ACL upon adoption would, in most cases, be expected to be greater than the ALLL that it replaced.

The transition adjustment that was recognized upon the adoption of CECL on January 1, 2023, was accounted for as a one-time increase in the ACL with a corresponding one-time charge to retained earnings, adjusted for income tax effects. In determining the beginning ACL balance for the quarter ended March 31, 2023, a nonrecurring adjustment from ILM to CECL was made on January 1, 2023, increasing the ALLL at December 31, 2022 by $1.9 million. In addition, the adoption of CECL decreased the recorded book value of HTM securities by $450,000 and increased other liabilities by $552,000 for credit losses associated with unfunded contractual commitments on financial assets. Retained earnings at March 31, 2023 therefore reflects the effects of the one-time transition adjustment of $2.1 million, recorded on January 1, 2023, after income tax effects.

The Company recorded $692,000 in provision for credit losses for the three month period ended March 31, 2023, as compared to $102,000 for the three month period ended March 31, 2022. The provisioning in the first quarter of 2023 and 2022 reflects management’s determination of the appropriate level of additions to reserves the composition of the loan portfolio, changes in quantifiable econometric data statistically correlated to historical charge-off rates, subjective qualitative assessments of changes in a broad array of factors including both changes to underwriting criteria, loan staffing and local market conditions. The $590,000 increase in provision for credit losses in the first quarter of 2023, as compared to the same period in 2022, primarily reflecting management's decision to downgrade certain loans within two specifically-identified commercial real estate and commercial loan credit relationships with an aggregate outstanding balance of $13.0 million. The Bank's credit sensitive portfolios continue to be carefully monitored, and the Bank will consistently apply its loan classification and reserve building methodologies to the analysis of these portfolios. Please refer to the asset quality section below for a further discussion of asset quality as it relates to the allowance for credit losses.

The Company measures delinquency based on the amount of past due loans as a percentage of total loans. The ratio of delinquent loans to total loans decreased to 2.84% at March 31, 2023 as compared to 2.89% at December 31, 2022. Delinquent loans (numerator) decreased $57,000 while total loan balances (denominator) increased $12.5 million at March 31, 2023, as compared to December 31, 2022. The decrease in past due loans was driven by a decrease of $8.5 million in loans delinquent 30-59 days, and a decrease of $1.8 million in loans delinquent 60-89 days, offset by a $10.2 million increase in loans delinquent 90 days and over past due at March 31, 2023, as compared to December 31, 2022.

At March 31, 2022, there were $25.9 million in loans past due including $4.5 million in loans 30-59 days past due, $2.5 million in loans 60-89 days past due and $18.9 million in loans 90 or more days past due. At December 31, 2022, there were $26.0 million in loans past due including $13.0 million in loans 30-59 days past due, $4.3 million in loans 60-89 days past due and $8.7 million in loans 90 or more days past due.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, including insurance agency commissions, and net gains on sales of securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

Unaudited	For the three months ended
(Dollars in thousands)	March 31, 2023	March 31, 2022	Change
Service charges on deposit accounts	$267	$259	$8	3.1%
Earnings and gain on bank owned life insurance	158	162	(4)	-2.5%
Loan servicing fees	72	117	(45)	-38.5%
Debit card interchange fees	321	228	93	40.8%
Insurance agency revenue	420	299	121	40.5%
Other charges, commissions and fees	256	413	(157)	-38.0%
Noninterest income before gains	1,494	1,478	16	1.1%
Net gains on sales of securities, fixed assets, loans and foreclosed real estate	98	57	41	71.9%
Gains on marketable equity securities	-	68	(68)	-100.0%
Total noninterest income	$1,592	$1,603	$(11)	-0.7%

During the first quarter of 2023, the Company’s noninterest income was essentially unchanged at $1.6 million, with a recorded decrease of $11,000, or 0.7%, compared to the same period in 2022. Recurring noninterest income that excludes certain items that can cause volatility in noninterest income, such as unrealized gains or losses on equity securities, and nonrecurring gains on sales of loans, investment securities, foreclosed real estate, premises and equipment, was also essentially unchanged in the first quarter of 2023, as compared to the first quarter of the previous year.

The $11,000, or 0.7%, decrease in noninterest income in the quarter ended March 31, 2023, as compared to the same quarterly period in 2022, was primarily the result of a decrease of $157,000 in other charges, commissions and fees, a $68,000 decrease in gains on marketable equity securities, a $45,000 decrease in loan servicing fees and a $38,000 decrease in net gains on sales of loans and foreclosed real estate. Insurance agency revenue, debit card interchange fees and net gains on the sales of investment securities increased $121,000, $93,000 and $79,000, respectively. The $157,000 decrease in other charges, commissions and fees, as compared to the same quarter of the previous year, was primarily due to a non-recurring $176,000 gain recorded in the first quarter of 2022, related to the early termination of a free-standing derivative contract.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

Unaudited	For the three months ended
(Dollars in thousands)	March 31, 2023	March 31, 2022	Change
Salaries and employee benefits	$4,183	$4,049	$134	3.3%
Building and occupancy	852	826	26	3.1%
Data processing	553	550	3	0.5%
Professional and other services	536	393	143	36.4%
Advertising	206	187	19	10.2%
FDIC assessments	219	222	(3)	-1.4%
Audits and exams	159	141	18	12.8%
Insurance agency expense	261	204	57	27.9%
Community service activities	30	62	(32)	-51.6%
Foreclosed real estate expenses	14	13	1	7.7%
Other expenses	511	605	(94)	-15.5%
Total noninterest expenses	$7,524	$7,252	$272	3.8%

Total noninterest expense for the first quarter of 2023 was $7.5 million, an increase of $272,000, or 3.8%, from the same three-month period in 2022. Noninterest expense for the first quarter of 2023, in comparison to the same quarter in the previous year, was driven by increases in salaries and benefits expense of $134,000, or 3.3%, and aggregate increases in all other expense categories of $138,000, or 4.3%. The $134,000 increase in salaries and benefits expense for the three months ended March 31, 2023, as compared to the same three month period in 2022, was primarily due to increases in individual staff salaries and certain commissions paid related to insurance and investment services activities. Staffing increases in the Bank's branch system were made as a result of the opening of the Bank's eleventh branch in November 2022. During the first quarter of 2023, the Company increased its salary structure where it was deemed appropriate in order to effectively respond to inflationary and competitive pressures within our marketplace to recruit and retain talent. Further increases within the Company’s personnel expenses are anticipated throughout the remainder of 2023 as certain position vacancies are filled and further compensation adjustments, in a limited number of areas are realized. The Bank's decision to invest in its workforce demonstrates its dedication to building a strong, skilled, and satisfied team of professionals, which is viewed by management as vital for maintaining a competitive edge in the ever-evolving banking sector.

Income Tax Expense

Income tax expense decreased $52,000 to $669,000, with an effective tax rate of 20.0%, for the quarter ended March 31, 2023, as compared to $721,000 with an effective tax rate of 19.4% for the same three month period in 2022. The reduction in income tax expense for the quarter ended March 31, 2023, as compared to the same quarter in 2022, was primarily driven by the aforementioned decrease in the effective tax rate, combined with a decrease of $372,000 in income before taxes. The effective income tax rate slightly increased 0.6% to 20.0% for the three months ended March 31, 2023 as compared to 19.4% for the same three month period in 2022. The nominal increase in the tax rate in the first quarter of 2023, as compared to the same quarter in 2022, was primarily related to a decrease in tax exempt income derived from investments in securities issued by state and political subdivisions.

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

Earnings per Share

Basic and diluted earnings per Voting share were $0.43 per share for the first quarter of 2023, as compared to $0.49 per basic and diluted Voting share for the same quarter of 2022. Basic and diluted earnings per Series A Non-Voting share were $0.43 per share for the first quarter of 2023, as compared to $0.49 per basic and diluted Series A Non-Voting share for the same quarter of 2022.

The decrease in earnings per share between these two periods was due to the decrease in net income between these two time periods. Further information on earnings per share can be found in Note 3 of this Form 10-Q.

Changes in Financial Condition

Assets

Total assets increased $4.3 million, or 0.3%, staying at $1.40 billion at March 31, 2023 as compared to December 31, 2022. This increase was due primarily to increases in loans and investment securities.

Loans totaled $910.2 million at March 31, 2023, an increase of $12.4 million compared to $897.8 million at December 31, 2022, primarily due to increases of $7.3 million in commercial business loans, and $4.8 million in commercial real estate loans. Investment securities, including investment in FHLB-NY stock, increased $2.0 million, or 0.5%, to $396.0 million at March 31, 2023, as compared to $394.0 million at December 31, 2022, due principally to purchases of securities during the first three months of 2023 totaling $24.5 million, that were partially offset by sales and redemptions of securities totaling $24.8 million and a decrease in recorded unrealized losses of $2.8 million in the portion of the investment portfolio characterized as AFS primarily as a result of the increase in market interest rates through the first quarter of 2023.

Liabilities

Total liabilities increased $3.6 million, or 0.3%, staying at $1.29 billion at March 31, 2023 as compared to December 31, 2022. Deposits increased $18.8 million, or 1.7%, to $1.14 billion at March 31, 2023, compared to $1.13 billion at December 31, 2022. Interest-bearing deposits, primarily time deposits acquired through various broker channels, were the primary driver of growth between the comparable dates and interest-bearing deposits totaled $962.6 million at March 31, 2023, an increase of $21.0 million, or 2.2% from the 2022 year end.

Borrowed funds balances from the FHLB-NY decreased $16.8 million, or 27.8%, to $99.2 million at March 31, 2023 from $116.0 million at December 31, 2022 as the Bank primarily used net incoming deposit cash flows to repay borrowings at their scheduled maturity dates.

Shareholders’ Equity

Shareholders' equity increased modestly by $703,000, or 0.6%, from $111.0 million at December 31, 2022, to $111.7 million on March 31, 2023. This increase was primarily due to the Company’s recorded net income of $2.6 million in the quarter, partially reduced by declared dividends to shareholders of $551,000. Additionally, on January 1, 2023, the Company adopted the CECL methodology for computing its ACL and related provision for credit losses. This adoption resulted in the recognition of a one-time transitional adjustment that reduced the Company’s retained earnings by $2.1 million on that date. In total therefore, retained earnings decreased by $86,000 in the quarter ended March 31, 2023. The effects of this net reduction in retained earnings was offset by a decrease in accumulated other comprehensive loss of $638,000 and an increase in all other components of shareholders’ equity of $151,000.

Capital

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its banking operations. This strong capital position serves to support growth and expansion activities while at the same time exceeding regulatory standards. At March 31, 2023, the Bank met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 8%, Tier 1 common equity exceeding 6.5%, and a total risk-based capital ratio exceeding 10%.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The buffer is separate from the capital ratios required under the Prompt Corrective Actions (“PCA”) standards. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum levels of the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity. At March 31, 2023, the Bank exceeded all regulatory required minimum capital ratios, including the capital buffer requirements.

Pathfinder Bank’s capital amounts and ratios as of the indicated dates are presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be "Well-Capitalized" Under Prompt Corrective Provisions		Minimum For Capital Adequacy with Buffer
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2023:
Total Core Capital (to Risk-Weighted Assets)	$146,922	15.11%	$77,774	8.00%	$97,217	10.00%	$102,078	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$134,687	13.85%	$58,330	6.00%	$77,774	8.00%	$82,635	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$134,687	13.85%	$43,748	4.50%	$63,191	6.50%	$68,052	7.00%
Tier 1 Capital (to Assets)	$134,687	9.68%	$55,668	4.00%	$69,585	5.00%	$69,585	5.00%
As of December 31, 2022
Total Core Capital (to Risk-Weighted Assets)	$145,760	15.14%	$77,029	8.00%	$96,286	10.00%	$101,100	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$133,683	13.88%	$57,772	6.00%	$77,029	8.00%	$81,843	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$133,683	13.88%	$43,329	4.50%	$62,586	6.50%	$67,400	7.00%
Tier 1 Capital (to Assets)	$133,683	9.67%	$55,314	4.00%	$69,142	5.00%	$69,142	5.00%

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

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Regulatory Capital Ratios (Bank only)
Total capital (to risk-weighted assets)
Total equity (GAAP)	$127,785	$126,148
Goodwill	(4,536)	(4,536)
Intangible assets	(96)	(101)
Addback: Accumulated other comprehensive income	11,534	12,172
Total Tier 1 Capital	$134,687	$133,683
Allowance for credit losses (subject to regulatory limits)	12,235	12,076
Total Tier 2 Capital	$12,235	$12,076
Total Tier 1 plus Tier 2 Capital (numerator)	$146,922	$145,759
Risk-weighted assets (denominator)	972,174	962,861
Total core capital to risk-weighted assets	15.11%	15.14%

Tier 1 capital (to risk-weighted assets)
Total Tier 1 capital (numerator)	$134,687	$133,683
Risk-weighted assets (denominator)	972,174	962,861
Total capital to risk-weighted assets	13.85%	13.88%

Tier 1 capital (to adjusted assets)
Total Tier 1 capital (numerator)	$134,687	$133,683
Total average assets	1,396,341	1,387,480
Goodwill	(4,536)	(4,536)
Intangible assets	(96)	(101)
Adjusted assets (denominator)	$1,391,709	$1,382,843
Total capital to adjusted assets	9.68%	9.67%

Tier 1 Common Equity (to risk-weighted assets)
Total Tier 1 capital (numerator)	$134,687	$133,683
Risk-weighted assets (denominator)	972,174	962,861
Total Tier 1 Common Equity to risk-weighted assets	13.85%	13.88%

Loan and Asset Quality and Allowance for Credit Losses

The following table represents information concerning the aggregate amount of non-accrual loans at the indicated dates:

	March 31,	December 31,	March 31,
(Dollars In thousands)	2023	2022	2022
Nonaccrual loans:
Commercial and commercial real estate loans	$15,701	$5,720	$5,567
Consumer	2,029	2,183	1,283
Residential mortgage loans	1,372	1,112	1,098
Total nonaccrual loans	19,102	9,015	7,948
Total nonperforming loans	19,102	9,015	7,948
Foreclosed real estate	221	221	-
Total nonperforming assets	$19,323	$9,236	$7,948

Nonperforming loans to total loans	2.10%	1.00%	0.93%
Nonperforming assets to total assets	1.38%	0.66%	0.60%

Nonperforming assets include nonaccrual loans, including nonaccrual loans classified as troubled debt restructurings (“TDR”) prior to January 1, 2023, and foreclosed real estate (‘‘FRE”). The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more. There are no loans that are past due 90 days or more and still accruing interest at March 31, 2023.

As indicated in the table above, nonperforming assets at March 31, 2023 were $19.3 million, and were $10.1 million higher than the $9.2 million reported at December 31, 2022 and $11.4 million higher than the reported $7.9 million at March 31, 2022. The increase in the nonperforming loan portfolio on March 31, 2023, as compared to December 31, 2022, was primarily the result of the placement of $13.0 million into nonaccrual status of certain loans with two large commercial real estate loan and commercial loan relationships. These relationships are under active resolution management at March 31, 2023.

Fair values for commercial FRE are initially recorded based on market value evaluations by third parties, less costs to sell (“initial cost basis”). On a prospective basis, residential FRE assets will be initially recorded at the lower of the net amount of loan receivable or the real estate’s fair value less costs to sell. Any write-downs required when the related loan receivable is exchanged for the underlying real estate collateral at the time of transfer to FRE are charged to the allowance for credit losses. Values are derived from appraisals, similar to impaired loans, of underlying collateral or discounted cash flow analysis. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the initial cost basis for the FRE property.

The allowance for credit losses represents management’s estimate of the probable losses inherent in the loan portfolio as of the date of the statement of condition. The allowance for credit losses was $18.0 million and $15.3 million at March 31, 2023 and December 31, 2022, respectively. The ratio of the allowance for credit losses to total loans was 1.96% as of March 31, 2023, as compared to 1.71% at December 31, 2022 and 1.52% at March 31, 2022. Management performs a quarterly evaluation of the allowance for credit losses based on quantitative and qualitative factors and has determined that the current level of the allowance for credit losses is adequate to absorb the losses in the loan portfolio as of March 31, 2023.

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

At March 31, 2023 and December 31, 2022, the Company had $23.4 million and $20.2 million in loans, respectively, which were deemed to be impaired, having established specific reserves of $5.6 million and $4.8 million, respectively, on these loans. The $3.2 million increase in impaired loans between these two dates was primarily the result of the placement into nonaccrual status of loans within two large commercial loan and commercial real estate borrower relationships.

Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in those loans being included in future impaired loan reporting. Potential problem loans totaled $38.9 million at March 31, 2023, an increase of $300,000, or 0.8%, as compared to $38.6 million at December 31, 2022. These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired.

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

Through the first three months of 2023, as indicated in the consolidated statement of cash flows, the Company reported net cash flow from operating activities of $6.0 million and net cash outflow of $10.6 million related to investing activities. The net cash outflow from investing activities primarily was due to a $100,000 increase in net investment activity, and a $10.5 million increase in net loan activity. The Company reported net cash flows from financing activities of $1.6 million, generated principally by increased deposits of $18.8 million, partially offset by a $16.8 million decrease in net borrowings, and an aggregate decrease in net cash of $478,000 from all other financing sources, including dividends paid to common voting and non-voting shareholders and warrants of $554,000.

The Bank’s management monitors liquidity on a continuous basis through a broad range of internal programs and considers effective liquidity management to be one of its primary objectives. At March 31, 2023 the Bank had deposits of $1.1 billion, of which $382.7 million were nominally uninsured, as they were above the insurance limits established by the Federal Deposit Insurance Corporation (“FDIC”) on that date. Of the $382.7 million in nominally uninsured deposits at March 31, 2023, $72.6 million were insured through a long-standing reciprocal deposit program managed by a third-party entity. In addition, $121.0 million in municipal deposits are fully protected against principal loss by a collateral program whereby the Bank places high-quality securities with an independent custodian as collateral. Therefore, the Bank had $189.1 million in deposits, representing 16.5% of all deposits, that were considered to be uninsured at March 31, 2023.

The Company has a number of existing credit facilities available to it. At March 31, 2023, total credit available under the existing lines of credit was approximately $176.3 million at FHLBNY, the Federal Reserve Bank, and two other correspondent banks. At March 31, 2023, the Company had $99.2 million of the available lines of credit utilized on its existing lines of credit with the remainder of $77.1 million available.

In an effort to increase depositor confidence across the United States' banking system, the Federal Reserve Board, pursuant to section 13(3) of the Federal Reserve Act, authorized all 12 Reserve Banks to establish the Bank Term Funding Program ("BTFP") to make available additional funding to eligible depository institutions, such as the Bank, in order to help assure those institutions have the ability to meet the liquidity needs of all their depositors. The BTFP is an additional potential source of liquidity for the Bank until the date of the Program's termination. The BTFP may be accessed by the Bank if management determines that there is a potential or realized short-term liquidity requirement for which this facility should be used to support the Bank's operations. Management could also electively choose to use the facility in certain other circumstances to create other financial or operational benefits at the time that the BTFP line is accessed. As of the date of this filing, the BTFP has not been accessed by the Bank.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of March 31, 2023, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

Off-Balance Sheet Arrangements

The Company is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. At March 31, 2023, the Company had $183.0 million in outstanding commitments to extend credit and standby letters of credit.

The Company's exposure to credit loss in the event of nonperformance related to off-balance sheet arrangements is proportional to the contractual amount of those instruments. Such financial instruments are recorded when they are funded. The Company records an allowance for credit losses on off-balance sheet credit exposures, unless such commitments are unconditionally cancelable, through the provision for credit losses expense. The allowance for credit losses on off-balance sheet credit exposures as of March 31, 2023 was $552,000 and is included in other liabilities on the Company's consolidated Statements of Condition.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information relating to this item.

Item 4 – Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer), management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. The term “disclosure controls and procedures,” under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our CEO and CFO concluded that our disclosure controls and procedures were effective as of that date.

As disclosed elsewhere within this document, during the first quarter of 2023 the Company adopted ASU 2016-13 and consequently, the CECL model for accounting for credit losses related to financial assets. The adoption of the model and the ongoing calculations under CECL involve significant complexity and management has engaged expert independent third parties to complete significant portions of the transition to CECL and to manage the ongoing processes involved in in CECL calculations, documentation and reporting. In many cases, our disclosure controls and procedures have been modified significantly to accommodate the requirements of the CECL model and those controls require increased reliance on the services and expertise provided by the engaged independent parties. Management believes that these new disclosure controls are currently effective, and will be effective in the future, with respect to the calculation of the Company's allowance for credit losses. Other than the adoption of the CECL model, there were no changes made in our internal controls during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At March 31, 2023, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material and adverse effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2023 through January 31, 2023	-	$-	-	74,292

February 1, 2023 through February 28, 2023	-	$-	-	74,292

March 1, 2023 through March 31, 2023	-	$-	-	74,292

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

PATHFINDER BANCORP, INC.

(registrant)

May 15, 2023	/s/ James A. Dowd
James A. Dowd
President and Chief Executive Officer

May 15, 2023	/s/ Walter F. Rusnak
Walter F. Rusnak
Senior Vice President, Chief Financial Officer