Form 10-Q
period 2023-06-30
Pathfinder Bancorp, Inc.
filed 2023-08-09
CIK 1609065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, there were 4,690,065 shares outstanding of the registrant’s Voting common stock and 1,380,283 shares outstanding of the registrant’s Series A Non-Voting common stock.

Table of Contents

PATHFINDER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.

Consolidated Statements of Condition

(Unaudited)

	June 30,	December 31,
(In thousands, except share and per share data)	2023	2022
ASSETS:
Cash and due from banks	$22,517	$13,939
Interest-earning deposits	14,298	21,343
Total cash and cash equivalents	36,815	35,282
Available-for-sale securities, at fair value	185,822	191,726
Held-to-maturity securities, at amortized cost (fair value of $181,378 and $181,491, respectively)	195,503	194,402
Marketable equity securities, at fair value	2,353	1,862
Federal Home Loan Bank stock, at cost	6,536	5,982
Loans	891,111	897,735
Loans held-for-sale	-	19
Less: Allowance for credit losses	18,796	15,319
Loans receivable, net	872,315	882,435
Premises and equipment, net	17,828	17,872
Assets held-for-sale	3,042	3,042
Operating lease right-of-use assets	2,025	2,098
Finance lease right-of-use assets	4,143	4,213
Accrued interest receivable	6,145	6,168
Foreclosed real estate	277	221
Intangible assets, net	92	101
Goodwill	4,536	4,536
Bank owned life insurance	24,313	24,012
Other assets	30,601	25,969
Total assets	$1,392,346	$1,399,921

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$934,218	$941,719
Noninterest-bearing	166,882	183,711
Total deposits	1,101,100	1,125,430
Short-term borrowings	69,536	60,333
Long-term borrowings	59,915	55,664
Subordinated debt	29,821	29,733
Accrued interest payable	1,559	975
Operating lease liabilities	2,353	2,417
Finance lease liabilities	4,401	4,422
Other liabilities	9,232	9,365
Total liabilities	1,277,917	1,288,339
Shareholders' equity:
Voting common stock, par value $0.01; 25,000,000 authorized shares; 4,690,065 and 4,651,829 shares issued and outstanding, respectively	47	47
Non-Voting common stock, par value $0.01; 1,505,283 authorized shares; 1,380,283 shares issued and outstanding, respectively	14	14
Additional paid in capital	52,645	52,101
Retained earnings	72,664	71,322
Accumulated other comprehensive loss	(11,370)	(12,172)
Unearned ESOP	(225)	(315)
Total Pathfinder Bancorp, Inc. shareholders' equity	113,775	110,997
Noncontrolling interest	654	585
Total equity	114,429	111,582
Total liabilities and shareholders' equity	$1,392,346	$1,399,921

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended		For the six months ended
(In thousands, except per share data)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest and dividend income:
Loans, including fees	$11,791	$8,974	$22,449	$17,666
Debt securities:
Taxable	4,173	2,523	7,920	4,643
Tax-exempt	479	143	934	261
Dividends	123	51	201	99
Federal funds sold and interest earning deposits	55	15	160	19
Total interest and dividend income	16,621	11,706	31,664	22,688
Interest expense:			-
Interest on deposits	5,625	1,134	9,662	2,099
Interest on short-term borrowings	578	24	950	29
Interest on long-term borrowings	203	141	397	274
Interest on subordinated debt	483	430	955	842
Total interest expense	6,889	1,729	11,964	3,244
Net interest income	9,732	9,977	19,700	19,444
Provision for credit losses:
Loans	1,185	59	1,877	161
Held-to-maturity securities	(16)	-	(16)	-
Unfunded commitments	(29)	-	(29)	-
Total provision for credit losses	1,140	59	1,832	161
Net interest income after provision for credit losses	8,592	9,918	17,868	19,283
Noninterest income:
Service charges on deposit accounts	303	283	570	542
Earnings and gain on bank owned life insurance	143	123	301	285
Loan servicing fees	67	69	139	186
Net gains on sales and redemptions of investment securities	-	36	73	206
(Losses) gains on marketable equity securities	(169)	(29)	(169)	39
Net gains on sales of loans and foreclosed real estate	117	12	142	75
Debit card interchange fees	112	231	433	459
Insurance agency revenue	271	292	691	591
Other charges, commissions & fees	243	279	499	516
Total noninterest income	1,087	1,296	2,679	2,899
Noninterest expense:
Salaries and employee benefits	3,906	3,785	8,089	7,834
Building and occupancy	979	830	1,831	1,656
Data processing	483	517	1,036	1,067
Professional and other services	503	452	1,039	845
Advertising	166	235	372	422
FDIC assessments	222	222	441	444
Audits and exams	158	142	317	283
Insurance agency expense	283	254	544	458
Community service activities	66	73	96	135
Foreclosed real estate expenses	18	27	32	40
Other expenses	390	609	901	1,214
Total noninterest expense	7,174	7,146	14,698	14,398
Income before income taxes	2,505	4,068	5,849	7,784
Provision for income taxes	530	780	1,199	1,501
Net income attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	1,975	3,288	4,650	6,283
Net (loss) income attributable to noncontrolling interest	(7)	16	69	61
Net income attributable to Pathfinder Bancorp Inc.	$1,982	$3,272	$4,581	$6,222

Voting Earnings per common share - basic and diluted	$0.32	$0.54	$0.75	$1.03
Series A Non-Voting Earnings per common share- basic and diluted	$0.32	$0.54	$0.75	$1.03
Dividends per common share (Voting and Series A Non-Voting)	$0.09	$0.09	$0.18	$0.18

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the three months ended		For the six months ended
(In thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net Income	$1,975	$3,288	$4,650	$6,283

Other Comprehensive Income (Loss)
Retirement Plans:
Retirement plan net gains recognized in plan expenses	56	1	111	1
Net unrealized gain on retirement plans	56	1	111	1

Unrealized holding gains (losses) on available-for-sale securities:
Unrealized holding losses arising during the period	(569)	(6,172)	(1,077)	(11,953)
Reclassification adjustment for net (gains) losses included in net income	-	(26)	1,933	(25)
Net unrealized (losses) gains on available-for-sale securities	(569)	(6,198)	856	(11,978)

Derivatives and hedging activities:
Unrealized holding gains arising during the period	735	321	119	971
Net unrealized gains on derivatives and hedging activities	735	321	119	971

Other comprehensive income (loss), before tax	222	(5,876)	1,086	(11,006)
Tax effect	(58)	1,535	(284)	2,875
Other comprehensive income (loss), net of tax	164	(4,341)	802	(8,131)
Comprehensive income (loss)	$2,139	$(1,053)	$5,452	$(1,848)
Comprehensive (loss) income, attributable to noncontrolling interest	$(7)	$16	$69	$61
Comprehensive income (loss) attributable to Pathfinder Bancorp, Inc.	$2,146	$(1,069)	$5,383	$(1,909)

Tax Effect Allocated to Each Component of Other Comprehensive (Loss) Income
Retirement plan net losses recognized in plan expenses	$(15)	$-	$(29)	$-
Unrealized holding gains on available-for-sale securities arising during the period	149	1,613	281	3,123
Reclassification adjustment for net losses (gains) included in net income	-	6	(505)	6
Unrealized (gains) on derivatives and hedging arising during the period	(192)	(84)	(31)	(254)
Income tax effect related to other comprehensive (loss) income	$(58)	$1,535	$(284)	$2,875

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
Three months ended June 30, 2023 and June 30, 2022
(Unaudited)

(In thousands, except share and per share data)	Common Stock	Non-Voting Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP	Non-controlling Interest	Total
Balance, March 31, 2023	$47	$14	$52,207	$71,236	$(11,534)	$(270)	$661	$112,361
Net income	-	-	-	1,982	-	-	(7)	1,975
Other comprehensive income, net of tax	-	-	-	-	164	-	-	164
ESOP shares earned (6,111 shares)	-	-	42	-	-	45	-	87
Stock based compensation	-	-	28	-	-	-	-	28
Stock options exercised	-	-	368	-	-	-	-	368
Common stock dividends declared ($0.09 per share)	-	-	-	(419)	-	-	-	(419)
Non-Voting common stock dividends declared ($0.09 per share)	-	-	-	(124)	-	-	-	(124)
Warrant dividends declared ($0.09 per share)	-	-	-	(11)	-	-	-	(11)
Balance, June 30, 2023	$47	$14	$52,645	$72,664	$(11,370)	$(225)	$654	$114,429

Balance, March 31, 2022	$46	$14	$51,151	$63,352	$(5,058)	$(450)	$391	$109,446
Net income	-	-	-	3,272	-	-	16	3,288
Other comprehensive loss, net of tax	-	-	-	-	(4,341)	-	-	(4,341)
ESOP shares earned (6,111 shares)	-	-	77	-	-	45	-	122
Stock based compensation	-	-	46	-	-	-	-	46
Stock options exercised	-	-	114	-	-	-	-	114
Common stock dividends declared ($0.09 per share)	-	-	-	(411)	-	-	-	(411)
Non-Voting common stock dividends declared ($0.09 per share)	-	-	-	(124)	-	-	-	(124)
Warrant dividends declared ($0.09 per share)	-	-	-	(12)	-	-	-	(12)
Balance, June 30, 2022	$46	$14	$51,388	$66,077	$(9,399)	$(405)	$407	$108,128

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
Six months ended June 30, 2023 and June 30, 2022
(Unaudited)

(In thousands, except share and per share data)	Common Stock	Non-Voting Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP	Non-controlling Interest	Total
Balance, January 1, 2023	$47	$14	$52,101	$71,322	$(12,172)	$(315)	$585	$111,582
Net income	-	-	-	4,581	-	-	69	4,650
Other comprehensive income, net of tax	-	-	-	-	802	-	-	802
ESOP shares earned (12,221 shares)	-	-	112	-	-	90	-	202
Stock based compensation	-	-	64	-	-	-	-	64
Stock options exercised	-	-	368	-	-	-	-	368
Common stock dividends declared ($0.18 per share)	-	-	-	(834)	-	-	-	(834)
Non-Voting common stock dividends declared ($0.18 per share)	-	-	-	(248)	-	-	-	(248)
Warrant dividends declared ($0.18 per share)	-	-	-	(23)	-	-	-	(23)
Adoption of ASU 2016-13 Current Expected Credit Losses	-	-	-	(2,134)	-	-	-	(2,134)
Balance, June 30, 2023	$47	$14	$52,645	$72,664	$(11,370)	$(225)	$654	$114,429

Balance, January 1, 2022	$46	$14	$51,044	$60,946	$(1,268)	$(495)	$346	$110,633
Net income	-	-	-	6,222	-	-	61	6,283
Other comprehensive loss, net of tax	-	-	-	-	(8,131)	-	-	(8,131)
ESOP shares earned (12,221 shares)	-	-	140	-	-	90	-	230
Stock based compensation	-	-	90	-	-	-	-	90
Stock options exercised	-	-	114	-	-	-	-	114
Common stock dividends declared ($0.18 per share)	-	-	-	(820)	-	-	-	(820)
Non-Voting common stock dividends declared ($0.18 per share)	-	-	-	(248)	-	-	-	(248)
Warrant dividends declared ($0.18 per share)	-	-	-	(23)	-	-	-	(23)
Balance, June 30, 2022	$46	$14	$51,388	$66,077	$(9,399)	$(405)	$407	$108,128

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
(In thousands)	2023	2022
OPERATING ACTIVITIES
Net income attributable to Pathfinder Bancorp, Inc.	$4,581	$6,222
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for credit losses	1,832	161
Proceeds from sales of loans	2,798	1,787
Originations of loans held-for-sale	(2,609)	(1,199)
Realized (gains) losses on sales, redemptions and calls of:
Real estate acquired through foreclosure	28	-
Loans	(170)	(75)
Available-for-sale investment securities	(79)	(25)
Held-to-maturity investment securities	6	(5)
Marketable securities	-	(39)
Depreciation	706	751
Amortization of mortgage servicing rights	(19)	(1)
Amortization of deferred loan fees and costs	(68)	345
Amortization of operating leases	58	8
Amortization of deferred financing from subordinated debt	88	83
Earnings on bank owned life insurance	(301)	(285)
Net amortization of premiums and discounts on investment securities	1,201	972
Amortization of intangible assets	9	9
Stock based compensation and ESOP expense	266	320
Net change in accrued interest receivable	23	(292)
Net change in other assets and liabilities	(6,447)	(1,727)
Net cash flows from operating activities	1,903	7,010
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(17,809)	(42,202)
Purchase of investment securities held-to-maturity	(12,787)	(38,521)
Purchase of Federal Home Loan Bank stock	(8,214)	(3,622)
Proceeds from redemption of Federal Home Loan Bank stock	7,660	3,642
Purchase of marketable securities	(491)	(707)
Proceeds from maturities and principal reductions of investment securities available-for-sale	6,564	11,806
Proceeds from maturities and principal reductions of investment securities held-to-maturity	11,225	16,104
Proceeds from sales, redemptions and calls of:
Available-for-sale investment securities	17,396	25
Held-to-maturity investment securities	49	2,076
Real estate acquired through foreclosure	227
Marketable securities	-	714
Net change in loans	8,023	(34,445)
Purchase of premises and equipment	(662)	(1,060)
Net cash outflows (inflows) from investing activities	11,181	(86,190)

FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts, money management deposit accounts, MMDA accounts and escrow deposits	(71,567)	10,910
Net change in time deposits	59,337	(9,866)
Net change in brokered deposits	(12,100)	81,454
Net change in short-term borrowings	9,203	3,200
Payments on long-term borrowings	(3,525)	(5,227)
Proceeds from long-term borrowings	7,776	650
Proceeds from exercise of stock options	368	114
Cash dividends paid to common voting shareholders	(841)	(737)
Cash dividends paid to common non-voting shareholders	(248)	(221)
Cash dividends paid on warrants	(23)	(20)
Change in noncontrolling interest, net	69	61
Net cash (outflows) inflows from financing activities	(11,551)	80,318
Change in cash and cash equivalents	1,533	1,138
Cash and cash equivalents at beginning of period	35,282	37,149
Cash and cash equivalents at end of period	$36,815	$38,287
CASH PAID DURING THE PERIOD FOR:
Interest	$11,380	$3,163
Income taxes	1,700	1,818
NON-CASH INVESTING ACTIVITY
Real estate acquired in exchange for loans	333	252
RESTRICTED CASH
Collateral deposits for hedge position included in cash and due from banks	-	1,600

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc., (the “Company”), Pathfinder Bank (the “Bank”) and its other wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Certain amounts in the 2022 consolidated financial statements may have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income or comprehensive income as previously reported. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023 or any other interim period.

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

Standards Not Yet Adopted as of June 30, 2023

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

Anti-dilutive shares are common stock equivalents with average exercise prices in excess of the weighted average market price for the period presented. Anti-dilutive stock options, not included in the computation below, were -0- for the three and six months ended June 30, 2023, and -0- for the three and six months ended June 30, 2022, respectively.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Net income attributable to Pathfinder Bancorp, Inc.	$1,982	$3,272	$4,581	$6,222
Series A Non-Voting Common Stock dividends	124	124	248	248
Warrant dividends	11	12	22	23
Undistributed earnings allocated to participating securities	350	677	854	1,277
Net income available to common shareholders-Voting	$1,497	$2,459	$3,457	$4,674

Net income attributable to Pathfinder Bancorp, Inc.	$1,982	$3,272	$4,581	$6,222
Voting Common Stock dividends	419	411	835	820
Warrant dividends	11	12	22	23
Undistributed earnings allocated to participating securities	1,107	2,104	2,693	3,960
Net income available to common shareholders-Series A Non-Voting	$445	$745	$1,031	$1,419

Basic and diluted weighted average common shares outstanding-Voting	4,639	4,549	4,624	4,543
Basic and diluted weighted average common shares outstanding-Series A Non-Voting	1,380	1,380	1,380	1,380

Basic and diluted earnings per common share-Voting	$0.32	$0.54	$0.75	$1.03
Basic and diluted earnings per common share-Series A Non-Voting	$0.32	$0.54	$0.75	$1.03

Note 4: Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	June 30, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$43,393	$332	$(3,228)	$40,497
State and political subdivisions	33,995	70	(2,112)	31,953
Corporate	11,530	420	(471)	11,479
Asset backed securities	16,065	-	(669)	15,396
Residential mortgage-backed - US agency	17,043	-	(1,431)	15,612
Collateralized mortgage obligations - US agency	11,901	12	(1,182)	10,731
Collateralized mortgage obligations - Private label	64,543	5	(4,600)	59,948
Total	198,470	839	(13,693)	185,616
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$198,676	$839	$(13,693)	$185,822

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$3,831	$-	$(322)	$3,509
State and political subdivisions	15,843	5	(2,039)	13,809
Corporate	45,569	6	(4,075)	41,500
Asset backed securities	18,409	6	(1,254)	17,161
Residential mortgage-backed - US agency	7,294	-	(743)	6,551
Collateralized mortgage obligations - US agency	13,634	-	(1,403)	12,231
Collateralized mortgage obligations - Private label	91,344	36	(4,763)	86,617
Total	195,924	53	(14,599)	181,378
Less: Allowance for credit losses	421	-	-	-
Total held-to-maturity	$195,503	$53	$(14,599)	$181,378

	December 31, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$32,533	$37	$(3,206)	$29,364
State and political subdivisions	48,002	384	(3,001)	45,385
Corporate	11,803	676	(650)	11,829
Asset backed securities	16,059	-	(659)	15,400
Residential mortgage-backed - US agency	17,982	-	(1,582)	16,400
Collateralized mortgage obligations - US agency	13,070	-	(1,362)	11,708
Collateralized mortgage obligations - Private label	65,781	8	(4,355)	61,434
Total	205,230	1,105	(14,815)	191,520
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$205,436	$1,105	$(14,815)	$191,726

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$3,852	$-	$(280)	$3,572
State and political subdivisions	15,211	-	(2,340)	12,871
Corporate	45,086	2	(2,586)	42,502
Asset backed securities	19,158	-	(1,291)	17,867
Residential mortgage-backed - US agency	7,489	-	(739)	6,750
Collateralized mortgage obligations - US agency	15,109	-	(1,251)	13,858
Collateralized mortgage obligations - Private label	88,497	4	(4,430)	84,071
Total held-to-maturity	$194,402	$6	$(12,917)	$181,491

The amortized cost and estimated fair value of debt investments at June 30, 2023 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$8,609	$8,991	$1,131	$1,119
Due after one year through five years	10,728	10,100	18,224	17,739
Due after five years through ten years	35,470	32,849	42,585	38,212
Due after ten years	50,176	47,385	21,712	18,909
Sub-total	104,983	99,325	83,652	75,979
Residential mortgage-backed - US agency	17,043	15,612	7,294	6,551
Collateralized mortgage obligations - US agency	11,901	10,731	13,634	12,231
Collateralized mortgage obligations - Private label	64,543	59,948	91,344	86,617
Totals	$198,470	$185,616	$195,924	$181,378

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	June 30, 2023
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(In thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSEs	3	$(45)	$5,961	3	$(3,183)	$25,875	6	$(3,228)	$31,836
State and political subdivisions	-	-	-	23	(2,112)	28,595	23	(2,112)	28,595
Corporate	1	(1)	502	5	(470)	4,256	6	(471)	4,758
Asset backed securities	1	(18)	947	10	(651)	14,448	11	(669)	15,395
Residential mortgage-backed - US agency	1	(1)	41	14	(1,430)	15,572	15	(1,431)	15,613
Collateralized mortgage obligations - US agency	1	(76)	1,559	10	(1,106)	7,176	11	(1,182)	8,735
Collateralized mortgage obligations - Private label	3	(93)	5,180	32	(4,507)	49,388	35	(4,600)	54,568
Totals	10	$(234)	$14,190	97	$(13,459)	$145,310	107	$(13,693)	$159,500
Held-to-Maturity Portfolio
US Treasury, agencies and GSEs	1	$(85)	$1,412	1	$(237)	$2,097	2	$(322)	$3,509
State and political subdivisions	5	(7)	701	14	(2,032)	12,587	19	(2,039)	13,288
Corporate	6	(440)	4,559	34	(3,635)	28,758	40	(4,075)	33,317
Asset backed securities	3	(260)	5,644	5	(994)	6,188	8	(1,254)	11,832
Residential mortgage-backed - US agency	2	(7)	662	9	(736)	5,061	11	(743)	5,723
Collateralized mortgage obligations - US agency	1	(46)	1,308	9	(1,357)	10,923	10	(1,403)	12,231
Collateralized mortgage obligations - Private label	18	(1,312)	27,765	34	(3,451)	48,623	52	(4,763)	76,388
Totals	36	$(2,157)	$42,051	106	$(12,442)	$114,237	142	$(14,599)	$156,288

	December 31, 2022
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(In thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSEs	-	$-	$-	3	$(3,206)	$26,167	3	$(3,206)	$26,167
State and political subdivisions	10	(830)	12,601	17	(2,171)	20,128	27	(3,001)	32,729
Corporate	7	(269)	5,720	2	(381)	1,319	9	(650)	7,039
Asset backed securities	5	(148)	5,473	5	(511)	9,926	10	(659)	15,399
Residential mortgage-backed - US agency	10	(131)	2,747	5	(1,451)	13,653	15	(1,582)	16,400
Collateralized mortgage obligations - US agency	6	(238)	4,009	6	(1,124)	7,700	12	(1,362)	11,709
Collateralized mortgage obligations - Private label	15	(1,684)	20,429	19	(2,671)	33,707	34	(4,355)	54,136
Totals	53	$(3,300)	$50,979	57	$(11,515)	$112,600	110	$(14,815)	$163,579
Held-to-Maturity Portfolio
US Treasury, agencies and GSE's	2	$(280)	$3,573	-	-	$-	2	$(280)	$3,573
State and political subdivisions	7	$(871)	$7,277	7	$(1,469)	$5,077	14	$(2,340)	$12,354
Corporate	31	(1,786)	29,213	9	(800)	6,803	40	(2,586)	36,016
Asset backed securities	6	(625)	9,742	3	(666)	3,674	9	(1,291)	13,416
Residential mortgage-backed - US agency	10	(736)	6,577	1	(3)	107	11	(739)	6,684
Collateralized mortgage obligations - US agency	10	(1,236)	12,965	1	(15)	892	11	(1,251)	13,857
Collateralized mortgage obligations - Private label	38	(2,719)	58,061	8	(1,711)	12,532	46	(4,430)	70,593
Totals	104	$(8,253)	$127,408	29	$(4,664)	$29,085	133	$(12,917)	$156,493

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

When the fair value of any individual security categorized as available-for-sale ("AFS") or held-to-maturity ("HTM") is less than its amortized cost basis, an assessment is made as to whether or not a charge to current earnings for credit loss is required. In assessing potential credit losses, management also makes a quantitative determination of potential credit loss for all HTM securities even if the risk of credit loss is considered remote and uses a best estimate threshold for securities categorized as AFS. The Company considers numerous factors when determining whether a potential credit loss exists. The principal factors considered are (1) the financial condition of the issue and (guarantor, if any) any adverse conditions specifically related to the security, industry or geographic area, (2) failure of the issuer of the security to make scheduled interest or principal payments, (3) any changes to the rating of the security by a nationally recognized statistical rating organization (“NRSRO”), and (4) the presence of contractual credit enhancements, if any, including the guarantee of the federal government or any of its agencies.

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

The portion of the investment securities portfolio, categorized as AFS, with an aggregate amortized historical cost of $198.7 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $13.7 million, or -6.9%, at June 30, 2023. The AFS securities portfolio, with an aggregate amortized historical cost of $205.4 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $14.8 million, or -7.2%, at December 31, 2022. The resultant $1.1 million total improvement in the fair value of the AFS investment portfolio's aggregate fair value relative to its aggregate amortized historical cost, in the six months ended June 30, 2023, was primarily due to changes in the interest rate environment (the general interest rate level and the relationships between shorter-term and longer-term interest rates, known as the 'yield curve') that occurred in that period. These changes in aggregate fair value relative to aggregate amortized historical cost that occurred in the six months ended June 30, 2023 did not represent any changes in credit loss estimations within the portfolio. Management evaluated the individual securities within the AFS securities portfolio and determined that there was no material credit loss in that portfolio at the adoption date of the CECL methodology on January 1, 2023 or at the reporting date of June 30, 2023. Accordingly, no transition adjustment related to the adoption of ASU 2016-13 was recorded on January 1, 2023 and no impairment charges related to this portfolio were taken in the three and six months ended June 30, 2023.

The portion of the investment securities portfolio, categorized as HTM, with an aggregate amortized historical cost of $195.9 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $14.6 million, or -7.4%, at June 30, 2023. The portion of the investment securities portfolio, categorized as HTM, with an aggregate amortized historical cost of $194.4 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $12.9 million, or -6.6%, at December 31, 2023. The resultant $1.6 million reduction in the aggregate fair value of the HTM investment portfolio, relative to its aggregate amortized historical cost, during the six months ended June 30, 2023, was primarily due to changes in the interest rate environment (the general interest rate level and the relationships between shorter-term and longer-term interest rates, known as the 'yield curve') that occurred in that period. These changes in aggregate fair value relative to aggregate amortized historical cost that occurred in the six months ended June 30, 2023 did not represent any changes in credit loss estimations within the portfolio. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

As a result of the Company's adoption of ASU 2016-13, the Company established a reserve against the recorded aggregate value of the HTM investment securities portfolio in the amount of $450,000 at January 1, 2023. The reserve was determined using a discounted probability of default ("PD") - loss given default ("LGD") model consistent with the methodologies used to calculate the Company's allowance for credit losses ("ACL"). This calculation, applied in the second quarter of 2023, resulted in a $29,000 reduction the allowance for credit losses to $421,000 at June 30, 2023, reflected as a reduction to the total periodic provision for credit losses recorded in the second quarter of 2023, related to the portion of the investment securities portfolio categorized as HTM.

The following table depicts a rollforward of the allowance for credit losses on investment securities classified as held-to-maturity for the three months ended June 30, 2023:

(In thousands)	Government Issued and Government Sponsored Enterprise Securities	Mortgage and Asset-backed Securities	Securities Issued By State and Political Subdivisions	Corporate Securities	Total
Balance, March 31, 2023	$-	$40	$1	$409	$450
Provision for credit losses	-	(18)	1	(12)	(29)
Allowance on purchased financial assets with credit deterioration	-	-	-	-	-
Charge-offs of securities	-	-	-	-	-
Recoveries	-	-	-	-	-
Balance, June 30, 2023	$-	$22	$2	$397	$421

The following table depicts a rollforward of the allowance for credit losses on investment securities classified as held-to-maturity for the six months ended June 30, 2023:

(In thousands)	Government Issued and Government Sponsored Enterprise Securities	Mortgage and Asset-backed Securities	Securities Issued By State and Political Subdivisions	Corporate Securities	Total
Balance, December 31, 2022	$-	$-	$-	$-	$-
Adjustment for the adoption of ASU 2016-13	-	40	1	409	450
Provision for credit losses	-	(18)	1	(12)	(29)
Allowance on purchased financial assets with credit deterioration	-	-	-	-	-
Charge-offs of securities	-	-	-	-	-
Recoveries	-	-	-	-	-
Balance, June 30, 2023	$-	$22	$2	$397	$421

The Company monitors the credit quality of the debt securities categorized as HTM primarily through the use of NRSRO credit ratings. These assessments are made on a quarterly basis. The following table summarizes the amortized cost of debt securities categorized as HTM at June 30, 2023, aggregated by credit quality indicators:

(In thousands)
AAA or equivalent	$45,943
AA or equivalent, including securities issued by the United States Government or Government Sponsored Enterprises	49,752
A or equivalent	20,511
BBB or equivalent	14,828
BB or equivalent	982
Unrated	63,908
Total	$195,924

Gross realized gains (losses) on sales and redemptions of securities for the indicated periods are detailed below:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2023	2022	2023	2022
Realized gains on investments	$-	$36	$2,021	$36
Realized losses on investments	-	-	(1,948)	(6)
	$-	$36	$73	$30

As of June 30, 2023 and December 31, 2022, securities with a fair value of $100.4 million and $99.8 million, respectively, were pledged to collateralize certain municipal deposit relationships. As of the same dates, securities with a fair value of $50.3 million and $38.1 million, respectively, were pledged against certain borrowing arrangements.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, only minimal exposure exists to sub-prime or other high-risk residential mortgages. With limited exceptions in the Company’s investment portfolio involving the most senior tranches of securitized bonds, the Company is not in the practice of investing in, or originating, these types of investment securities.

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

The composition of net periodic pension plan and postretirement plan costs for the indicated periods is as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	For the three months ended June 30,				For the six months ended June 30,
(In thousands)	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$-	$-	$-	$-	$-	$-	$-	$-
Interest cost	141	116	2	2	281	232	4	5
Expected return on plan assets	(242)	(267)	-	-	(483)	(534)	-	-
Amortization of prior service credits	-	-	(1)	(1)	-	-	(2)	(2)
Amortization of net losses	58	-	(2)	2	114	-	(3)	4
Net periodic benefit plan (benefit) cost	$(43)	$(151)	$(1)	$3	$(88)	$(302)	$(1)	$7

The Company will evaluate the need for further contributions to the defined benefit pension plan during 2023. The prepaid pension asset is recorded in other assets on the consolidated statements of condition as of June 30, 2023 and December 31, 2022.

Note 6: Loans

Major classifications of loans at the indicated dates are as follows:

	June 30,	December 31,
(In thousands)	2023	2022
Residential mortgage loans:
1-4 family first-lien residential mortgages	$256,201	$257,656
Construction	2,479	5,085
Loans held-for-sale	-	19
Total residential mortgage loans	258,680	262,760

Commercial loans:
Real estate	355,605	345,330
Lines of credit	70,624	82,050
Other commercial and industrial	84,581	77,273
Paycheck Protection Program loans	181	203
Tax exempt loans	3,963	4,280
Total commercial loans	514,954	509,136

Consumer loans:
Home equity and junior liens	34,028	34,007
Other consumer	84,646	92,851
Total consumer loans	118,674	126,858

Total loans	892,308	898,754
Net deferred loan fees	(1,197)	(1,000)
Less allowance for credit losses	18,796	15,319
Loans receivable, net	$872,315	$882,435

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

From time to time, the Bank acquires diversified pools of loans, originated by unrelated third parties, as part of the Company’s overall balance sheet management strategies. These acquisitions took place with nine separate transactions, that occurred between 2017 and 2019, with an additional six transactions occurring in 2021. The following tables detail the purchased loan pool positions held by the Bank at June 30, 2023 and December 31, 2022 (the month/year of the earliest acquisition date is depicted in parentheses):

(In thousands, except number of loans)	June 30, 2023
	Original Balance	Current Balance	Unamortized Premium/ (Discount)	Number of Loans	Maturity Range	Cumulative net charge-offs
Commercial and industrial loans (6/2019)	$6,800	$1,800	$-	21	2-6 years	$-
Home equity lines of credit (8/2019)	21,900	5,300	166	135	1-26 years	-
Unsecured consumer loan pool 2 (11/2019)	26,600	900	5	201	0-2 years	-
Residential real estate loans (12/2019)	4,300	3,700	232	48	16-22 years	-
Unsecured consumer loan pool 1 (12/2019)	5,400	1,200	-	46	1-4 years	-
Unsecured consumer installment loans pool 3 (12/2019)	10,300	700	27	227	0-9 years	66
Secured consumer installment loans pool 4 (12/2020)	14,500	11,000	(1,355)	511	22-24 years	-
Unsecured consumer loans pool 5 (1/2021)	24,400	16,500	(443)	666	7-22 years	-
Commercial Line of Credit 1 (3/2021)	11,600	11,500	8	1	0-1 year	-
Secured consumer installment loans (11/2021)	21,300	18,700	(3,085)	832	18-24 years	-
Commercial Line of Credit 2 (11/2021)	10,500	4,300	5	1	0-1 year	-
Unsecured consumer loans pool 6 (11/2021)	22,200	19,200	(2,290)	531	8-24 years	-
Total	$179,800	$94,800	$(6,730)	3,220		$66

(In thousands, except number of loans)	December 31, 2022
	Original Balance	Current Balance	Unamortized Premium/ (Discount)	Number of Loans	Maturity Range	Cumulative net charge-offs
Automobile loans (1/2017) paid in full at 6/30/23	$50,400	$4,200	$128	537	0-4 years	$247
Commercial and industrial loans (6/2019)	6,800	2,100	-	22	3-7 years	-
Home equity lines of credit (8/2019)	21,900	6,000	189	143	1-27 years	-
Unsecured consumer loan pool 2 (11/2019)	26,600	1,500	11	320	0-2 years	-
Residential real estate loans (12/2019)	4,300	3,900	240	49	16-22 years	-
Unsecured consumer loan pool 1 (12/2019)	5,400	1,600	-	50	1-4 years	-
Unsecured consumer installment loans pool 3 (12/2019)	10,300	1,000	38	354	0-9 years	63
Secured consumer installment loans pool 4 (12/2020)	14,500	11,300	(1,484)	518	23-24 years	-
Unsecured consumer loans pool 5 (1/2021)	24,400	17,300	(485)	678	8-24 years	-
Revolving commercial line of credit 1 (3/2021)	11,600	11,400	14	1	0-1 year	-
Secured consumer installment loans (11/2021)	21,300	19,700	(3,237)	850	18-25 years	-
Revolving commercial line of credit 2 (11/2021)	10,500	15,000	23	1	0-1 year	-
Unsecured consumer loans pool 6 (11/2021)	22,200	20,200	(2,441)	540	8-24 years	-
Total	$230,200	$115,200	$(7,004)	4,063		$310

At June 30, 2023 the ACL related to these pools was $2.1 million. As of June 30, 2023 and December 31, 2022, residential mortgage loans with a carrying value of $126.0 million and $110.3 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

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
Other consumer

The following tables present the classes of the loan portfolio, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	Term Loans By Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving loans converted to term loans	Total
Commercial Real Estate:
Pass	$27,676	$76,926	$60,804	$29,884	$52,357	$90,320	$-	$-	$337,967
Special Mention	-	7,117	-	-	-	802	-	-	7,919
Substandard	-	500	2,135	739	396	5,787	-	-	9,557
Doubtful	-	-	-	-	-	162	-	-	162
Total Commercial Real Estate	27,676	84,543	62,939	30,623	52,753	97,071	-	-	355,605
Commercial Lines of Credit:
Pass	-	-	-	-	-	-	58,786	7,255	66,041
Special Mention	-	-	-	-	-	-	935	397	1,332
Substandard	-	-	-	-	-	-	1,765	1,357	3,122
Doubtful	-	-	-	-	-	-	100	29	129
Total Commercial Lines of Credit	-	-	-	-	-	-	61,586	9,038	70,624
Other Commercial and Industrial:
Pass	14,111	19,274	7,345	6,277	8,951	13,464	4,849	-	74,271
Special Mention	787	4	250	202	1,174	68	-	-	2,485
Substandard	746	1,826	1,911	634	312	2,346	-	-	7,775
Doubtful	-	-	-	-	50	-	-	-	50
Total Other Commercial and Industrial	15,644	21,104	9,506	7,113	10,487	15,878	4,849	-	84,581
Paycheck Protection Program Loans
Pass	-	-	-	181	-	-	-	-	181
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Paycheck Protection Program Loans	-	-	-	181	-	-	-	-	181
Tax Exempt Loans
Pass	-	-	-	196	6	3,761	-	-	3,963
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Tax Exempt Loans	-	-	-	196	6	3,761	-	-	3,963

	Term Loans By Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving loans converted to term loans	Total
1-4 family first-lien residential mortgages:
Pass	$3,436	$33,934	$53,825	$42,043	$19,141	$100,608	$-	$-	$252,987
Special Mention	-	-	693	-		53	-	-	746
Substandard	-	-	-	449	223	1,219	-	-	1,891
Doubtful	-	-	-	154	-	423	-	-	577
Total 1-4 family first-lien residential mortgages	3,436	33,934	54,518	42,646	19,364	102,303	-	-	256,201
Construction:
Pass	2,189	290	-	-	-	-	-	-	2,479
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Construction	2,189	290	-	-	-	-	-	-	2,479
Home Equity and Junior Liens:
Pass	$7,119	$2,176	$1,616	$848	$567	$2,297	$17,979	$709	$33,311
Special Mention	-	-	-	-	-	-	5	-	5
Substandard	-	-	69	-	-	37	599	7	712
Doubtful	-	-	-	-	-	-	-	-	-
Total Home Equity and Junior Liens	7,119	2,176	1,685	848	567	2,334	18,583	716	34,028
Other Consumer:
Pass	71,257	4,634	3,348	1,609	1,949	1,359	302	-	84,458
Special Mention	-	-	-	-	9	1	-	-	10
Substandard	-	86	18	-	4	40	30	-	178
Doubtful						-	-	-	-
Total Other Consumer	71,257	4,720	3,366	1,609	1,962	1,400	332	-	84,646
Net Deferred Loan Fees	(1,013)	114	(81)	(16)	84	(285)			(1,197)
Total loans	$126,308	$146,881	$131,933	$83,200	$85,223	$222,462	$85,350	$9,754	$891,111

Management has reviewed its loan portfolio and determined that, to the best of its knowledge, no material exposure exists to sub-prime or other high-risk residential mortgages. The Company is not in the practice of originating these types of loans.

Nonaccrual and Past Due Loans

Loans are considered past due if the required principal and interest payments have not been received within thirty days of the payment due date. Loans are placed on nonaccrual when the contractual payment of principal and interest has become 90 days past due or when management has serious doubts about further collectability of principal or interest, even though the loan may be currently performing.

An aging analysis of past due loans, not including net deferred loan costs, segregated by portfolio segment and class of loans, as of June 30, 2023 and December 31, 2022, are detailed in the following tables:

	June 30, 2023

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,226	$747	$1,376	$3,349	$252,852	$256,201
Construction	-	-	-	-	2,479	2,479
Loans held-for-sale	-	-	-	-	-	-
Total residential mortgage loans	1,226	747	1,376	3,349	255,331	258,680
Commercial loans:
Real estate	5,190	1,217	7,305	13,712	341,893	355,605
Lines of credit	369	-	3,110	3,479	67,145	70,624
Other commercial and industrial	105	1,667	5,976	7,748	76,833	84,581
Paycheck Protection Program loans	-	-	-	-	181	181
Tax exempt loans	-	-	-	-	3,963	3,963
Total commercial loans	5,664	2,884	16,391	24,939	490,015	514,954
Consumer loans:
Home equity and junior liens	25	157	136	318	33,710	34,028
Other consumer	512	263	2,267	3,042	81,604	84,646
Total consumer loans	537	420	2,403	3,360	115,314	118,674
Total loans	$7,427	$4,051	$20,170	$31,648	$860,660	$892,308

	As of December 31, 2022

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,627	$620	$932	$3,179	$254,477	$257,656
Construction	-	-	-	-	5,085	5,085
Loans held-for-sale	-	-	-	-	19	19
Total residential mortgage loans	1,627	620	932	3,179	259,581	262,760
Commercial loans:
Real estate	4,974	854	3,499	9,327	336,003	345,330
Lines of credit	1,280	1,584	298	3,162	78,888	82,050
Other commercial and industrial	4,721	999	1,738	7,458	69,815	77,273
Paycheck Protection Program loans	-	-	-	-	203	203
Tax exempt loans	-	-	-	-	4,280	4,280
Total commercial loans	10,975	3,437	5,535	19,947	489,189	509,136
Consumer loans:
Home equity and junior liens	23	17	279	319	33,688	34,007
Other consumer	391	239	1,904	2,534	90,317	92,851
Total consumer loans	414	256	2,183	2,853	124,005	126,858
Total loans	$13,016	$4,313	$8,650	$25,979	$872,775	$898,754

Nonaccrual loans, segregated by class of loan, were as follows:

	June 30,	December 31,
(In thousands)	2023	2022
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,549	$1,112
	1,549	1,112
Commercial loans:
Real estate	7,305	3,504
Lines of credit	3,110	332
Other commercial and industrial	5,976	1,884
	16,391	5,720
Consumer loans:
Home equity and junior liens	136	279
Other consumer	2,273	1,904
Total consumer loans	2,409	2,183
Total nonaccrual loans	$20,349	$9,015

At June 30, 2023, the Bank's 142 nonperforming loans represented 2.3% of total loans, with an aggregate outstanding balance of $20.3 million, as compared to 126 loans with an aggregate outstanding balance of $9.0 million at December 31, 2022. This increase in nonaccrual balances of $11.3 million was primarily the result of the downgrade of two significant commercial real estate and commercial loan relationships. At June 30, 2023, the number of nonaccrual loans related to these two relationships was 25 loans, with an aggregate outstanding balance of $13.1, as compared to five loans with an aggregate outstanding balance of $1.7 million at December 31, 2022. Management is closely monitoring all nonaccrual loans and has incorporated its current estimate of the ultimate collectability of these loans into the reported allowance for credit losses at June 30, 2023.

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

Impaired Loans

The following table summarizes impaired loan information by portfolio class at the indicated dates:

	June 30, 2023			December 31, 2022
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$744	$744	$-	$1,048	$1,048	$-
Commercial real estate	4,640	4,744	-	5,283	5,386	-
Commercial lines of credit	885	885	-	2,218	2,218	-
Other commercial and industrial	3,191	3,191	-	2,780	2,829	-
Home equity and junior liens	84	84	-	182	182	-

With an allowance recorded:
1-4 family first-lien residential mortgages	930	930	127	450	450	91
Commercial real estate	4,953	4,953	606	2,625	2,625	346
Commercial lines of credit	2,351	2,362	1,891	3,059	3,066	2,957
Other commercial and industrial	5,494	5,494	3,629	1,998	1,998	1,285
Home equity and junior liens	535	535	114	536	536	114

Total:
1-4 family first-lien residential mortgages	1,674	1,674	127	1,498	1,498	91
Commercial real estate	9,593	9,697	606	7,908	8,011	346
Commercial lines of credit	3,236	3,247	1,891	5,277	5,284	2,957
Other commercial and industrial	8,685	8,685	3,629	4,778	4,827	1,285
Home equity and junior liens	619	619	114	718	718	114
Totals	$23,807	$23,922	$6,367	$20,179	$20,338	$4,793

The following table presents the average recorded investment in impaired loans for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
1-4 family first-lien residential mortgages	$1,581	$1,166	$1,554	$1,178
Commercial real estate	10,034	7,035	9,325	7,076
Commercial lines of credit	2,865	146	3,669	148
Other commercial and industrial	8,469	2,071	7,239	2,117
Home equity and junior liens	668	629	684	630
Total	$23,617	$11,047	$22,471	$11,149

The following table presents the cash basis interest income recognized on impaired loans for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
1-4 family first-lien residential mortgages	$24	$14	$45	$30
Commercial real estate	79	70	140	133
Commercial lines of credit	6	1	11	3
Other commercial and industrial	23	22	44	42
Home equity and junior liens	12	6	23	12
Total	$144	$113	$263	$220

Note 7: Allowance for Credit Losses

Management extensively reviews recent trends in historical losses, qualitative factors, including concentrations of loans to related borrowers and concentrations of loans by collateral type, and specific reserve needs on loans individually evaluated for impairment in its determination of the adequacy of the credit losses. We recorded $1.1 million in provision for credit losses for the three month period ended June 30, 2023, as compared to $59,000 for the three month period ended June 30, 2022. For the first six months of 2023, we recorded $1.8 million in provision for credit losses compared to $161,000 in the first six months of the prior year.

The increase in provision for credit losses in in the three and six months ended June 30, 2023, as compared to the same three and six month periods in 2022, primarily reflected the recording of additional reserves related to two large loan relationships. The two loan relationships consisted of 25 loans, with aggregate outstanding balances of $13.1 million, including unsecured loan balances of $3.5 million, that have experienced significant credit deterioration during 2023.

At December 31, 2022 the Company calculated its Allowance for Loan losses utilizing the Incurred Loss Model ("ILM") methodology, as required under generally accepted accounting principles ("GAAP") on that date. On January 1, 2023, the Company adopted the Current Expected Credit Loss ("CECL") model methodology in accordance with GAAP requirements that became effective on that date. At December 31, 2022 the Company had a total allowance for loan and lease losses ("ALLL") of $15.3 million, of which $4.8 million was related to specifically-identified loans and $10.5 million was related to loans analyzed collectively on an aggregate pool basis. On January 1, 2023 the Company recorded a one-time CECL transition adjustment (recorded as an adjustment, net of taxes, to retained earnings) of $1.9 million that reversed the $10.5 million in the December 31, 2022 ALLL, that was related to pooled loans, evaluated collectively in the aggregate, as previously calculated under the phased-out ILM methodology, and replaced it with the ACL, as calculated under CECL, in the amount of $12.4 million. The $12.4 million CECL ACL at January 1, 2023 was composed of $8.4 million in reserves calculated using quantitative methodologies based on historical loss experience and $4.0 million based on qualitative factors, as determined by management. The $4.8 million in ALLL related to specifically-identified loans at December 31, 2022 was not affected by the transition to the CECL methodology at January 1, 2023.

The transition to CECL on January 1, 2023 also required that new reserves be created in the amounts of $450,000 and $552,000, related to held-to-maturity investments and unfunded commitments, respectively. Including the $1.9 million CECL transition adjustment related to loans, described above, the total CECL transition adjustment related to loans, securities classified as held-to-maturity and unfunded commitments was $2.9 million on January 1, 2023. This amount was charged to retained earnings on that date and was not included in net income in 2023.

The total PCL for the three and six months ended June 30, 2023 was $1.1 million and $1.8 million, respectively, of which $1.2 million and $1.9 million related to the Company's loan portfolio for the three and six months ended June 30, 2023, respectively. The ACL related to loans was therefore $18.8 million at June 30, 2023, composed of $6.4 million related to specifically-identified loans, $8.6 million in reserves calculated using quantitative methodologies based on historical loss experience and $3.8 million based on qualitative factors, as determined by management. In addition, during the second quarter of 2023, the Company recorded modest PCL reversals of $29,000 and $16,000 for reserves related to securities classified as held-to-maturity and unfunded commitments, respectively.

The following table summarizes all activity related to the ACL from December 31, 2022 to June 30, 2023 and to the recorded PCL for the three and six months ended June 30, 2023:

(In thousands)
ACL - loans	ILM 12/31/2022	CECL transition adjustment 1/1/2023	CECL ACL at 1/1/2023	Q1 2023 Charge-offs	Q1 2023 Recoveries	Q1 2023 PCL	CECL ACL at 3/31/2023	Q2 2023 Charge-offs	Q2 2023 Recoveries	Q2 2023 PCL	CECL ACL at 6/30/2023
Specifically-identified loans	$4,793	$-	$4,793	$-	$-	$834	$5,627	$263	$-	$1,004	$6,368
Pooled loans under ILM	10,526	(10,526)	-	-	-	-	-	-	-	-	-
Pooled loans under CECL - Quantitative		8,444	8,444	100	92	255	8,691	109	116	(106)	8,592
Pooled loans under CECL - Qualitative		3,965	3,965	19		(397)	3,549	-	-	287	3,836
Total ACL related to loans	$15,319	$1,883	$17,202	$119	$92	$692	$17,867	$372	$116	$1,185	$18,796

ACL - related to held-to-maturity investments (1)	-	450	450	-	-	-	450	-	-	(29)	421
ACL - related to unfunded commitments (2)	-	552	552	-	-	-	552	-	-	(16)	536
		$2,885				$692				$1,140

(1) - Reported on the Statements of Financial Condition as an adjustment to held-to-maturity investment securities

(2) - Reported on the Statements of Financial Condition as an adjustment to other liabilities

Summarized in the tables below are changes in the allowance for credit losses for loans for the indicated periods and information pertaining to the allocation of the balances of the credit losses, loans receivable based on individual, and collective impairment evaluation by loan portfolio class. An allocation of a portion of the allowance to a given portfolio class does not limit the Company’s ability to absorb losses in another portfolio class.

	For the three months ended June 30, 2023
	1-4 family
	first-lien	Residential				Other	Paycheck
	residential	construction	Commercial		Commercial	commercial	Protection
(In thousands)	mortgage	mortgage	real estate		lines of credit	and industrial	Program
Allowance for credit losses:
Beginning Balance	$1,937	$700	$5,182		$2,095	$5,082	$-
Charge-offs	-	-	-		-	(263)	-
Recoveries	-	-	-		-	64	-
Provisions (credits)	99	(66)	249		525	309	-
Ending balance	$2,036	$634	$5,431		$2,620	$5,192	$-
Ending balance: related to loans individually evaluated for impairment	$127	$-	$4,825		$1,891	$1,745	$-
Ending balance: related to loans collectively evaluated for impairment	$1,909	$634	$606		$729	$3,447	$-
Loans receivables:
Ending balance	$256,201	$2,479	$355,605		$70,624	$84,581	$181
Ending balance: individually evaluated for impairment	$1,674	$-	$9,593		$3,236	$6,803	$-
Ending balance: collectively evaluated for impairment	$254,527	$2,479	$346,012		$67,388	$77,778	$181

		Home equity	Other
	Tax exempt	and junior liens	Consumer		Total
Allowance for credit losses:
Beginning Balance	$15	$723	$2,135		$17,869
Charge-offs	-	-	(109)		(372)
Recoveries	-	-	52		116
Provisions (credits)		(41)	108	-	1,183
Ending balance	$15	$682	$2,186		$18,796
Ending balance: related to loans individually evaluated for impairment	$-	$114	$-		$8,702
Ending balance: related to loans collectively evaluated for impairment	$15	$568	$2,186		$10,094
Loans receivables:
Ending balance	$3,963	$34,028	$84,646		$892,308
Ending balance: individually evaluated for impairment	$-	$619	$-		$21,925
Ending balance: collectively evaluated for impairment	$3,963	$33,409	$84,646		$870,383

	For the six months ended June 30, 2023
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for credit losses:
Beginning Balance	$714	$-	$5,881	$3,990	$2,944
Adoption of New Accounting Standard	1,396	969	(1,744)	95	10
Charge-offs	-	-	-	-	(299)
Recoveries	-	-	-	-	126
Provisions	(74)	(335)	1,294	(1,465)	2,411
Ending balance	$2,036	$634	$5,431	$2,620	$5,192

	Tax exempt	Home equity and junior liens	Other consumer	Total
Allowance for credit losses:
Beginning Balance	$3	$741	$1,046	15,319
Adoption of New Accounting Standard	14	(97)	1,243	1,886
Charge-offs	-	-	(193)	(492)
Recoveries	-	-	80	206
Provisions	(2)	38	10	1,877
Ending balance	$15	$682	$2,186	$18,796

	For the three months ended June 30, 2022
	1-4 family
	first-lien	Residential			Other	Paycheck
	residential	construction	Commercial	Commercial	commercial	Protection
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial	Program
Allowance for credit losses:
Beginning Balance	$830	$-	$5,298	$1,061	$2,737	$-
Charge-offs	(29)	-	(23)	(21)	(200)	-
Recoveries	-	-	250	-	46	-
Provisions (credits)	96	-	(3)	117	33	-
Ending balance	$897	$-	$5,522	$1,157	$2,616	$-
Ending balance: related to loans individually evaluated for impairment	$95	$-	$44	$359	$1,208	$-
Ending balance: related to loans collectively evaluated for impairment	$802	$-	$5,478	$798	$1,408	$-
Loans receivables:
Ending balance	$240,997	$16,241	$320,439	$76,610	$70,205	$4,877
Ending balance: individually evaluated for impairment	$1,141	$-	$144	$6,956	$1,974	$-
Ending balance: collectively evaluated for impairment	$239,856	$16,241	$320,295	$69,654	$68,231	$4,877

		Home equity	Other
	Tax exempt	and junior liens	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$4	$676	$1,422	$989	$13,017
Charge-offs	-	-	(51)	-	(324)
Recoveries	-	-	30	-	326
Provisions (credits)	-	74	142	(400)	59
Ending balance	$4	$750	$1,543	$589	$13,078
Ending balance: related to loans individually evaluated for impairment	$-	$114	$-	$-	$1,820
Ending balance: related to loans collectively evaluated for impairment	$4	$636	$1,543	$589	$11,258
Loans receivables:
Ending balance	$5,390	$33,267	$99,326	$-	$867,352
Ending balance: individually evaluated for impairment	$-	$628	$-	$-	$10,843
Ending balance: collectively evaluated for impairment	$5,390	$32,639	$99,326	$-	$856,509

	For the six months ended June 30, 2022
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for credit losses:
Beginning Balance	$872	$-	$5,308	$935	$2,762
Charge-offs	(29)	-	(23)	(38)	(200)
Recoveries	-	-	250	-	46
Provisions	54	-	(13)	260	8
Ending balance	$897	$-	$5,522	$1,157	$2,616

	Tax exempt	Home equity and junior liens	Other consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$3	$774	$1,297	$984	$12,935
Charge-offs	-	-	(80)	-	(370)
Recoveries	-	-	56	-	352
Provisions	1	(24)	270	(395)	161
Ending balance	$4	$750	$1,543	$589	$13,078

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

The allocation of the allowance for credit losses summarized on the basis of the Company’s calculation methodology was as follows:

	June 30, 2023
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$127	$-	$606	$1,892	$3,628
Historical loss rate	1,569	444	2,795	179	976
Qualitative factors	340	190	2,030	549	588
Total	$2,036	$634	$5,431	$2,620	$5,192

		Home equity	Other
	Tax exempt	and junior liens	consumer	Total
Specifically reserved	$-	$424	$1,818	$8,495
Historical loss rate	4	187	324	6,478
Qualitative factors	11	71	44	3,823
Total	$15	$682	$2,186	$18,796

	June 30, 2022
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$95	$-	$44	$359	$1,208
Historical loss rate	85	-	1	37	83
Qualitative factors	717	-	5,477	761	1,325
Total	$897	$-	$5,522	$1,157	$2,616

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$114	$-	$-	$1,820
Historical loss rate	-	321	1,246	-	1,773
Qualitative factors	4	315	297	-	8,896
Other	-	-	-	589	589
Total	$4	$750	$1,543	$589	$13,078

Note 8: Foreclosed Real Estate

The Company is required to disclose the carrying amount of foreclosed real estate properties held as a result of obtaining physical possession of the property at each reporting period.

(In thousands)	Number of properties	June 30, 2023	Number of properties	December 31, 2022
Foreclosed real estate	6	$277	2	$221

At June 30, 2023 and December 31, 2022, the Company reported $301,000 and $542,000, respectively, in real estate loans in the process of foreclosure.

Note 9: Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Generally, all letters of credit, when issued have expiration dates within one year. The credit risks involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had $2.9 million of standby letters of credit as of June 30, 2023. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. No provision for credit losses have been made for these commitments. The fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The Company holds two corporate investment securities with an amortized historical cost of $4.1 million and an aggregate fair market value of $4.5 million as of June 30, 2023. These securities have an aggregate valuation that is determined using published net asset values (NAV) derived by an analysis of the securities’ underlying assets. These securities are comprised primarily of broadly-diversified real estate holdings and are traded in secondary markets on an infrequent basis. While these securities are redeemable at least annually through tender offers made by respective issuers, the liquidation value of these securities may be below stated NAVs and also subject to restrictions as to the amount that can be redeemed at any single scheduled redemption. The Company anticipates that these securities will be redeemed by respective issuers on indeterminate future dates as a consequence of the ultimate liquidation strategies employed by the managers of these portfolios.

The Company held two private equity security investments, acquired in 2022, with an aggregate value of $2.4 million at June 30, 2023, valued utilizing the unit of account (Level 2) which includes; financial metrics for the company, specific operating key performance indicators, and market-related inputs.

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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	June 30, 2023
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$40,497	$-	$40,497
State and political subdivisions	-	31,953	-	31,953
Corporate	-	6,994	-	6,994
Asset backed securities	-	15,396	-	15,396
Residential mortgage-backed - US agency	-	15,612	-	15,612
Collateralized mortgage obligations - US agency	-	10,731	-	10,731
Collateralized mortgage obligations - Private label	-	59,948	-	59,948
Total		181,131		181,131
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Other Securities:
Corporate measured at NAV	-	-	-	4,485
Total available-for-sale securities	$206	$181,131	$-	$185,822

Marketable equity securities measured at NAV	$-	$-	$-	$2,353

Interest rate swap derivative fair value hedges (unrealized gain carried as receivable from derivative counterparties)	$-	$9,822	$-	$9,822

Interest rate swap derivative cash flow hedges (unrealized loss carried as payable to derivative counterparties)	$-	$637	$-	$637

	December 31, 2022
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$29,364	$-	$29,364
State and political subdivisions	-	45,385	-	45,385
Corporate	-	7,066	-	7,066
Asset backed securities	-	15,400	-	15,400
Residential mortgage-backed - US agency	-	16,400	-	16,400
Collateralized mortgage obligations - US agency	-	11,708	-	11,708
Collateralized mortgage obligations - Private label	-	61,434	-	61,434
Total	-	186,757	-	186,757
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Other Securities:
Corporate measured at NAV	-	-	-	4,763
Total available-for-sale securities	$206	$186,757	$-	$191,726

Marketable equity securities measured at NAV	$-	$-	$-	$1,862

Interest rate swap derivative fair value hedges (unrealized gain carried as receivable from derivative counterparties)	$-	$9,717	$-	$9,717

Interest rate swap derivative cash flow hedges (unrealized gain carried as receivable from derivative counterparties)	$-	$519	$-	$519

Pathfinder Bank had the following assets measured at fair value on a nonrecurring basis as of June 30, 2023 and December 31, 2022:

		June 30, 2023
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$7,994	$7,994
Foreclosed real estate	$-	$-	$277	$277

		December 31, 2022
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$2,328	$2,328
Foreclosed real estate	$-	$-	$221	$221

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at the indicated dates.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At June 30, 2023
Impaired loans	Appraisal of collateral	Discounted Cash Flow	12% - 43% (25%)
Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	21% - 24% (22%)

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2022
Impaired loans	Appraisal of collateral	Discounted Cash Flow	5% - 35% (17%)
	(Sales Approach)	Costs to Sell	7% - 14% (12%)
Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15% (15%)
	(Sales Approach)	Costs to Sell	6% - 9% (8%)

There have been no transfers of assets into or out of any fair value measurement level during the three or six months ended June 30, 2023.

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

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		June 30, 2023		December 31, 2022
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$36,815	$36,815	$35,282	$35,282
Investment securities - available-for-sale	2	181,131	181,131	186,757	186,757
Investment securities - available-for-sale	NAV	4,485	4,485	4,763	4,763
Investment securities - marketable equity	NAV	2,353	2,353	1,862	1,862
Investment securities - held-to-maturity	2	195,503	181,378	194,402	181,491
Federal Home Loan Bank stock	2	6,536	6,536	5,982	5,982
Net loans	3	872,315	823,817	882,435	844,892
Accrued interest receivable	1	6,145	6,145	6,168	6,168
Interest rate derivative fair value hedges receivable - AFS investments	2	6,080	6,080	8,240	8,240
Interest rate derivative fair value hedges receivable - loans	2	3,742	3,742	1,477	1,477

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$628,057	$628,057	$699,624	$699,624
Time Deposits	2	473,043	465,597	425,806	393,676
Borrowings	2	104,451	101,781	115,997	112,877
Subordinated debt	2	29,821	26,156	29,733	27,378
Interest rate swap derivative cash flow hedge (payable) receivable	2	637	637	519	519
Accrued interest payable	1	1,559	1,559	975	975

Note 11: Interest Rate Derivatives

The Company is exposed to certain risks from both its business operations and changes in economic conditions. As part of managing interest rate risk, the Company enters into standardized interest rate derivative contracts (designated as hedging agreements) to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate hedging agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate hedging agreements are entered into with counterparties that meet the Company's established credit standards and the agreements contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material at June 30, 2023. Interest rate hedging agreements are recorded at fair value as other assets or liabilities. The Company had no material derivative contracts not designated as hedging agreements at June 30, 2023 or December 31, 2022.

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

The Company records various hedges in the consolidated statements of condition at fair value. The Company’s accounting treatment for these derivative instruments is based on the instruments hedge designation determined at the inception of each derivative instrument's contractual term. The following tables show the Company’s outstanding fair value hedges at June 30, 2023 and December 31, 2022:

(In thousands)	Carrying Amount of the Hedged Assets at June 30, 2023	Cumulative Amount of Fair Value Hedging Gains Included in the Carrying Amount of the Hedged Assets at June 30, 2023	Carrying Amount of the Hedged Assets at December 31, 2022	Cumulative Amount of Fair Value Hedging Gains Included in The Carrying Amount of the Hedged Assets at December 31, 2022
Line item on the balance sheet in which the hedged item is included:
Available-for-sale securities (1)	$54,874	$6,080	$68,741	$8,240
Loans receivable (2)	$130,765	$3,742	$37,196	$1,477

(1)
These amounts represent the amortized cost basis of specifically-identified municipal securities designated as the underlying assets for the hedging relationship. The notional amount of the designated hedged item was $54.9 million and $68.7 million at June 30, 2023 and December 31, 2022, respectively. The fair value of the derivative resulted in a net asset position of $6.1 million and $8.2 million recorded by the Company in other assets at June 30, 2023 and December 31, 2022, respectively.

(2)
These amounts include the amortized cost of a specific purchased consumer loan pool and a portion of the Bank's originated residential mortgage loan portfolio designated as the underlying assets for the hedging relationships in which the hedged item is the underlying asset's amortized cost (last layer) projected to be remaining at the end of the contractual term of the hedge instrument. The fair value hedge related to the residential mortgage pool had a notional value of $100 million when it was purchased on April 7, 2023. The amount of the designated hedged assets were $130.8 million and $37.2 million as of June 30, 2023 and December 31, 2022, respectively. At June 30, 2023, the fair value of the derivatives resulted in a net asset position of $3.7 million recorded by the Company in other assets.

The hedging contracts noted above, accounted for as fair value hedges, increased the yield on investment securities and loans by 0.25% and 0.18%, respectively, in the six months ended June 30, 2023. The hedging contracts noted above, accounted for as fair value hedges, decreased the yield on investment securities and loans by 0.57% and 0.01%, respectively, in the six months ended June 30, 2022.

The following tables summarize the net effects of the Company's fair value and cash flow hedges for the three and six months ended June 30, 2023 and June 30, 2022, respectively:

Fair Value Hedges
Six Months Ended June 30, 2023
Hedge Category	Average Notional Balance	Period Ending Notional Balance	Net Cash Received (Paid) Recorded In Net Income	Fair Value Receivable (Payable) at Quarter End
Investments	$54,574	$52,120	$940	$6,080
Loans	69,357	115,687	796	3,742
Total	$123,931	$167,807	$1,736	$9,822

Six Months Ended June 30, 2022
Hedge Category	Average Notional Balance	Ending Notional Balance	Net Cash Received (Paid) Recorded In Net Income	Fair Value Receivable (Payable) at Quarter End
Investments	$59,066	$66,845	$(82)	$5,920
Loans	20,700	20,700	(24)	1,143
Total	$79,766	$87,545	$(106)	$7,063

Cash Flow Hedges
Six Months Ended June 30, 2023
Hedge Category	Average Notional Balance	Ending Notional Balance	Net Cash Received (Paid) Recorded In Net Income	Fair Value Receivable (Payable) at Quarter End
Borrowed Funds	$51,667	$40,000	$595	$637

Six Months Ended June 30, 2022
Hedge Category	Average Notional Balance	Ending Notional Balance	Net Cash Received (Paid) Recorded In Net Income	Fair Value Receivable (Payable) at Quarter End
Borrowed Funds	$60,000	$40,000	$(171)	$583

The following table shows the pre-tax gains and losses of the Company’s derivatives designated as cash flow hedges in OCI at June 30, 2023 and December 31, 2022:

(In thousands)	June 30, 2023	December 31, 2022
Cash flow hedges:
Fair market value adjustment interest rate swap	$637	$519
Total (loss) gain in comprehensive income	$637	$519

The hedging contracts noted above, accounted for as cash flow hedges, decreased the interest expense associated with MMDA accounts by 0.47% in the six months ended June 30, 2023 and increased the interest expense associated with MMDA accounts by 0.13% in the six months ended June 30, 2022.

The amounts of hedge ineffectiveness, recognized at June 30, 2023 and December 31, 2022 for cash flow hedges were not material to the Company’s consolidated results of operations. A portion of, or the entire amount included in accumulated other comprehensive loss would be reclassified into current earnings should a portion of, or the entire hedge, no longer be considered effective. Management believes that the hedges will remain fully effective during the remaining term of the respective hedging contracts. The changes in the fair values of the interest rate hedging agreements primarily result from the effects of changing index interest rates and the reduction of the time each quarter between the measurement date and the contractual maturity date of the hedging instrument.

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

	For the three months ended June 30, 2023
(In thousands)	Retirement Plans	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Unrealized Gain on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(2,386)	$(9,075)	$(73)	$-	$(11,534)
Other comprehensive (loss) income before reclassifications	-	(420)	543	-	123
Amounts reclassified from AOCI	41	-	-	-	41
Ending balance	$(2,345)	$(9,495)	$470	$-	$(11,370)

	For the three months ended June 30, 2022
(In thousands)	Retirement Plans	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Unrealized Gain on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(1,412)	$(3,842)	$194	$2	$(5,058)
Other comprehensive (loss) income before reclassifications	-	(4,559)	237	-	(4,322)
Amounts reclassified from AOCI	1	(20)	-	-	(19)
Ending balance	$(1,411)	$(8,421)	$431	$2	$(9,399)

	For the six months ended June 30, 2023
(In thousands)	Retirement Plans	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Unrealized Gain on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(2,427)	$(10,127)	$382	$-	$(12,172)
Other comprehensive (loss) income before reclassifications	-	(796)	88	-	(708)
Amounts reclassified from AOCI	82	1,428	-	-	1,510
Ending balance	$(2,345)	$(9,495)	$470	$-	$(11,370)

	For the six months ended June 30, 2022
(In thousands)	Retirement Plans	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Unrealized Gain on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(1,412)	$428	$(286)	$2	$(1,268)
Other comprehensive income before reclassifications	-	(8,830)	717	-	(8,113)
Amounts reclassified from AOCI	1	(19)	-	-	(18)
Ending balance	$(1,411)	$(8,421)	$431	$2	$(9,399)

The following table presents the amounts reclassified out of each component of AOCI for the indicated period:

		Amount Reclassified		Amount Reclassified
		from AOCI (1)		from AOCI (1)
		(Unaudited)		(Unaudited)
(In thousands)		For the three months ended		For the six months ended
Details about AOCI (1) components	Affected Line Item in the Statement of Income	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Retirement plan items
Retirement plan net losses recognized in plan expenses (2)	Salaries and employee benefits	$(56)	$(1)	$(111)	$(1)
Tax effect	Provision for income taxes	15	-	29	-
	Net (losses) income	$(41)	$(1)	$(82)	$(1)
Available-for-sale securities
Realized gain (loss) on sale of securities	Net gains on sales and redemptions of investment securities	$-	$26	$(1,933)	$25
Tax effect	Provision for income taxes	-	(6)	505	(6)
	Net (losses) income	$-	$20	$(1,428)	$19

(1)
Amounts in parentheses indicates debits in net income.
(2)
These items are included in net periodic pension cost.

See Note 5 for additional information.

Note 13: Noninterest Income

The Company has included the following table regarding the Company’s noninterest income for the periods presented.

	For the three months ended		For the six months ended
(In thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Service charges on deposit accounts
Insufficient funds fees	$163	$134	$307	$252
Deposit related fees	112	110	209	211
ATM fees	28	39	54	79
Total service charges on deposit accounts	303	283	570	542
Fee Income
Insurance agency revenue	271	292	691	591
Investment services revenue	97	128	232	225
ATM fees surcharge	59	59	107	107
Banking house rents collected	48	46	96	102
Total fee income	475	525	1,126	1,025
Card income
Debit card interchange fees	112	231	433	459
Merchant card fees	15	18	27	33
Total card income	127	249	460	492
Mortgage fee income and realized gain on sale of loans and foreclosed real estate
Loan servicing fees	67	69	139	186
Net gains on sales of loans and foreclosed real estate	117	12	142	75
Total mortgage fee income and realized gain on sale of loans and foreclosed real estate	184	81	281	261
Total	1,089	1,138	2,437	2,320
Earnings and gain on bank owned life insurance	143	123	301	285
Net gains on sale and redemption of investment securities	-	36	73	30
Gains (losses) on marketable equity securities	(169)	(29)	(169)	39
Other miscellaneous income	24	28	37	225
Total noninterest income	$1,087	$1,296	$2,679	$2,899

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

Note 14: Leases

The Company has operating and finance leases for certain banking offices and land under noncancelable agreements. Our leases have remaining lease terms that vary from 2 years up to 29 years, some of which include options to extend the leases for various renewal periods. All options to renew are included in the current lease term when we believe it is reasonably certain that the renewal options will be exercised.

The components of lease expense are as follows:

	For the three months ended		For the six months ended
(In thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating lease cost	$59	$57	$118	$113
Finance lease cost	56	21	111	41

Supplemental cash flow information related to leases was as follows:

	For the three months ended		For the six months ended
(In thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$54	$52	$108	$105
Operating cash flows from finance leases	56	21	111	41
Financing cash flows from finance leases	31	18	62	37

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rate)	June 30, 2023	December 31, 2022
Operating Leases:
Operating lease right-of-use assets	$2,025	$2,098
Operating lease liabilities	2,353	2,417

Finance Leases:
Finance lease right-of-use assets	$4,143	$4,213
Finance lease liability	4,401	4,422

Weighted Average Remaining Lease Term:
Operating Leases	18.06 years	18.28 years
Finance Leases	27.81 years	28.35 years

Weighted Average Discount Rate:
Operating Leases	9.41%	3.85%
Finance Leases	3.88%	9.41%

Maturities of lease liabilities are as follows:

Twelve Months Ending June 30,
(In thousands)
2024	$81
2025	181
2026	184
2027	186
2028	198
Thereafter	5,957
Total minimum lease payments	$6,787

The Company owns certain properties that it leases to unaffiliated third parties at market rates. Lease rental income was $48,000 and $47,000 for the three months ended June 30, 2023 and 2022, respectively. Lease rental income was $96,000 and $102,000 for the six months ended June 30, 2023 and 2022, respectively. The lease agreements in which the Company is the lessor are a mix of operating and finance leases.

Note 15: Related Party Transactions:

In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). None of the related party loans were classified as nonaccrual, past due, restructured, or potential problem loans at June 30, 2023 or December 31, 2022.

The following represents the activity associated with loans to related parties during the six months ended June 30, 2023 and the year ended December 31, 2022:

	June 30,	December 31,
(In thousands)	2023	2022
Balance at the beginning of the year	$32,531	$22,427
Originations and related party additions	75	15,278
Principal payments and related party removals	(1,355)	(5,174)
Balance at the end of the period	$31,251	$32,531

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

General

The Company is a Maryland corporation headquartered in Oswego, New York. The Company is 100% owned by public shareholders. The primary business of the Company is its investment in Pathfinder Bank (the "Bank"), a New York State chartered commercial bank, which is 100% owned by the Company. The Bank has two wholly owned operating subsidiaries, Pathfinder Risk Management Company, Inc. (“PRMC”) and Whispering Oaks Development Corp. All significant inter-company accounts and activity have been eliminated in consolidation. Although the Company owns, through its subsidiary PRMC, 51% of the membership interest in FitzGibbons Agency, LLC (“FitzGibbons” or “Agency”), the Company is required to consolidate 100% of FitzGibbons within the consolidated financial statements. The 49% of which the Company does not own, is accounted for separately as a noncontrolling interest within the consolidated financial statements. At June 30, 2023, the Company and subsidiaries had total consolidated assets of $1.39 billion, total consolidated liabilities of $1.28 billion and shareholders' equity of $113.8 million, plus noncontrolling interest of $654,000, which represents the 49% of FitzGibbons not owned by the Company.

The following discussion reviews the Company's financial condition at June 30, 2023 and the results of operations for the three and six month periods ended June 30, 2023 and 2022. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any other period.

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

Loan impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses as compared to the loan carrying value. For all other loans and leases, the Company uses the general allocation methodology that establishes an allowance to estimate the probable incurred loss for each risk-rating category. The measurement of impaired loans is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral, less costs to sell. At June 30, 2023, the Bank’s position in impaired loans consisted of 76 loans totaling $21.9 million. Of these loans, 17 loans, totaling $1.7 million, were valued using the present value of future cash flows method; and 59 loans, totaling $20.2 million, were valued based on a collateral analysis. For all other loans, the Company uses the general allocation methodology that establishes an allowance to estimate the probable incurred loss for each risk-rating category.

In estimating the ACL on loans, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate. At June 30, 2023, the Bank held $510.1 million in commercial real estate and commercial & industrial loans (collectively, commercial loans) representing 57.3% of the Bank’s entire loan portfolio. The Bank allocated $11.4 million to the ACL for these loans, including $3.1 million derived from the use of qualitative factors in the calculation. Given the concentration of ACL allocation to the total commercial loan portfolio and the significant judgments made by management in deriving the qualitative loss factors, management considers the impact that changes in judgments could have on the ACL. The ACL could increase (or decrease) by approximately $959,000, assuming a 25% negative (or positive) change within the group of qualitative factors used to determine the ACL for commercial loans. The sensitivity and related range of impacts for various judgments on the ACL is a hypothetical analysis and is used to determine management’s judgments or assumptions of qualitative loss factors that were utilized at June 30, 2023 in the final recorded estimation of the ACL on loans recognized on the Statements of Financial Condition.

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

Recent Events

On June 30, 2023, the Company announced that its Board of Directors declared a cash dividend of $0.09 per share on the Company's voting common and non-voting common stock, and a cash dividend of $0.09 per notional share for the issued warrant relating to the fiscal quarter ended June 30, 2023. The dividends are payable to all shareholders of record on July 21, 2023 and will be paid on August 11, 2023.

Overview and Results of Operations

The following represents the significant highlights of the Company’s operating results between the second quarter of 2023 and the second quarter of 2022.

•
Net income attributable to Pathfinder Bancorp, Inc. decreased $1.3 million or 39.4% to $2.0 million.
•
Basic and diluted earnings per voting common share were both $0.32 per share and decreased $0.22 per share from $0.54 per share.
•
Return on average assets decreased 42 basis points to 0.57% due to a decrease in income and increase in average asset balances.
•
Net interest income, after provision for credit losses, decreased $1.3 million, or 13.4% to $8.6 million. Excluding the provision, net interest income decreased $245,000, or 2.46%, to $9.7 million. The decrease in net interest income, before provision for credit losses, was primarily due to an increase in the average balance of interest-bearing liabilities of $68.7 million, combined with a 187 basis points increase in the average rates paid on interest-bearing liabilities. These decreases were partially offset by the increase in the average balance of interest-earning assets of $45.9 million, coupled with an increase in the average yield earned on those assets of 136 basis points, from 3.69% for the three months ended June 30, 2022 to 5.05% for the three months ended June 30, 2023.
•
The increase in the provision for credit losses of $1.1 million was primarily due to management's decision to downgrade certain commercial real estate and commercial loans with two large credit relationships.
•
The net interest margin for the second quarter of 2023 was 2.99%, an 11 basis points decrease compared to 3.14% for the same quarter in 2022. This reflects a 157 basis points increase in the average cost paid on interest-bearing liabilities, offset by a 119 basis points increase in the average yield earned on interest-earning assets.
•
The effective income tax rate increased 2.0% to 21.2% for the three months ended June 30, 2023 as compared to 19.2% for the same three month period in 2022. The increase in the tax rate in the second quarter of 2023, as compared to the same quarter in 2022, was primarily related to the reversal of a deferred tax asset valuation allowance in the quarter ended June 30, 2022, and a decrease in other permanent tax differences for the quarter ended June 30, 2023 as compared to the quarter ended June 30, 2022.

The following represents the significant highlights of the Company’s operating results between the first six months of 2023 and the first six months of 2022.

•
Net income decreased $1.6 million, or 26.4%, to $4.6 million.
•
Basic and diluted earnings per voting common share were both $0.75 per share and decreased $0.28 per share from $1.03 per share
•
Return on average assets decreased 28 basis points to 0.66% due to a decrease in income and increase in average asset balances.
•
Net interest income, after provision for credit losses, decreased by $1.4 million, or 7.3%, to $17.9 million. This decrease in net interest income after provision for credit losses was primarily due to the increase in total interest expense, partially offset by an increase in the average balances of interest-earning assets.
•
Net interest margin decreased by 11 basis points to 2.99%, primarily as the result of a 34 basis points decrease in the average yield for interest-earning assets, offset by an 8 basis points decline in the average cost for interest-bearing liabilities.
•
The effective income tax rate increased 1.2% to 20.5% for the six months ended June 30, 2023 as compared to 19.3% for the same six month period in 2022. The increase in the tax rate in the second quarter of 2023, as compared to the same quarter in 2022, was primarily related to the reversal of a deferred tax asset valuation allowance in the quarter ended June 30, 2022, and a decrease in other permanent tax differences for the quarter ended June 30, 2023 as compared to the quarter ended June 30, 2022.

The following reflects the significant changes in financial condition between June 30, 2023 and December 31, 2022. In addition, the following reflects significant changes in asset quality metrics between June 30, 2023 and June 30, 2022.

•
Total assets decreased $7.6 million, or 0.54% to $1.39 billion at June 30, 2023 as compared to December 31, 2022, primarily driven by lower investment securities balances and loan balances.
•
Asset quality metrics, as measured by net loan charge-offs, declined in comparison to linked reporting periods. The annualized net loan charge-offs to average loans ratio was 0.06% for the first quarter of 2023, compared to 0.0% for the first quarter of 2022, and 0.04% for the fourth quarter of 2022.
•
Nonperforming loans to total loans were 2.28% at June 30, 2023, compared to 1.35% at June 30, 2022 and 1.00% at December 31, 2022. Correspondingly, the ratio of the allowance for credit losses to nonperforming loans was 92.37% at June 30, 2023, as compared to 111.9% at June 30, 2022, and 169.93% at December 31, 2022.

The Company had net income of $2.0 million for the three months ended June 30, 2023 compared to net income of $3.3 million for the three months ended June 30, 2022. The $1.3 million decrease in net income was due primarily to a $5.2 million increase in total interest expense, a $1.1 million increase in provision for credit losses, a $211,000 decrease in total noninterest income, and a $28,000 increase in total noninterest expense. These year-over-year changes were partially offset by a $4.9 million increase in total interest and dividend income and a $250,000 decrease in provision for income taxes.

Net interest income before the provision for credit losses decreased $245,000, or 2.46%, to $9.7 million for the three months ended June 30, 2023, as compared to $10.0 million for the same three month period in 2022. The decrease in net interest income was due to a 187 basis points increase in the average cost of total interest-bearing liabilities in the second quarter of 2023, as compared to the same quarter in 2022, combined with a $68.7 million increase in the average balance of total interest-bearing liabilities. The increase in the average rates paid on interest-bearing liabilities in the second quarter of 2023, as compared to the same quarter in 2022, reflects the generally increased rates of interest for all financial instruments that has occurred in 2023 due to the rising interest rate environment and increased competition for deposits.

These decreases were partially offset by the result of increases in the average yields of loans and taxable and tax-exempt investment securities portfolios, combined with increases in the average balances of the loan portfolio of $44.2 million and $9.8 million in the investment portfolios. These increases resulted in a 136 basis points increase to 5.05% in total average interest-earning asset yield for the three months ended June 30, 2023 as compared to 3.69% for the same three month period of the previous year. The increase in the average yield received on interest-earning assets in the second quarter of 2023, as compared to the same quarter in 2022, reflects generally increased rates of interest for newly funded loans and investment securities, as compared to the average yields within these portfolios, as well as increases in coupon rates for certain adjustable-rate loans and securities in the rising interest rate environment that has occurred in 2022 and 2023. To some degree, these increases in the average yield on loans during 2023, were partially offset by reduced fee recognition related to PPP loans. PPP fee recognition revenues were nominal in the second quarter of 2023, as compared to $267,000 in the second quarter of the previous year.

The Company's noninterest income for the second quarter of 2023 amounted to $1.1 million, reflecting a reduction of $211,000, compared to the $1.3 million reported in the same quarter of 2022. This variation can primarily be attributed to the factors influencing recurring noninterest income, which excludes volatile items such as unrealized gains or losses on equity securities, as well as nonrecurring gains on sales of loans, investment securities, foreclosed real estate, premises, and equipment.

Noninterest income before gains and losses was $1.1 million in the quarter ended June 30, 2023, a decrease of $140,000, or 11.0%, as compared with the same three month period in 2022. This decrease was largely attributable to a decline of $119,000 in debit card interchange fees received during the quarter ended June 30, 2023, as compared to the same quarterly period in 2022. This quarterly decline relates to timing factors between the first two quarters of 2023. Debit card interchange fees collected in the first half of 2023 remain consistent with the level of fees collected in the first six months of 2022.

Total noninterest expense for the second quarter of 2023 was $7.2 million, a modest increase of $28,000, or 0.4%, compared to the same three month period in 2022. The increase was primarily a result of an increase of $149,000 in building and occupancy expenses, and higher salaries and employee benefits of $121,000, or 3.2%. Both of these increases are largely due to the opening of the Bank's eleventh full-service branch in November 2022. Professional and other service expenses, and insurance agency expenses also increased $51,000 and $29,000, respectively. Mostly offsetting these increases was a $219,000 decrease in other expenses, primarily due to a reclassification of certain issuer fees related to brokered deposit funding from noninterest expense to interest expense during the second quarter of 2023. This reclassification had no effect on overall net income. Advertising and data processing expenses also decreased $69,000 and $34,000, respectively. All other noninterest expense categories netted to zero in the three months ended June 30, 2023, as compared to the same quarter in 2022.

Management extensively reviews recent trends in changes in the size and composition of the loan portfolio, historical loss experience, qualitative factors, and specific reserve needs on loans individually evaluated for impairment, in its determination of the adequacy of the allowance for credit losses. For the three months ended June 30, 2023, $1.1 million was recorded in provision for credit losses as compared to $59,000 in the same prior year three month period. The primary driver of the increased provision expense in the second quarter of 2023, was management's decision to downgrade certain commercial real estate loans and commercial loans within two borrower relationships. These relationships are under active resolution management by the Company. Additionally, the provision in the quarter ended June 30, 2023 was reflective of the qualitative factors used in determining the adequacy of the allowance for credit losses and changes in the levels of delinquent and nonaccrual loans. The second quarter provision for credit losses reflects an addition to reserves considering loan growth and asset quality metrics. The credit-sensitive portfolios continue to be carefully monitored, and the Bank will consistently apply its loan classification and reserve building methodologies to the analysis of these portfolios.

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

The transition to CECL also required that new reserves be created in the amounts of $450,000 and $552,000, related to held-to-maturity investments and unfunded commitments, respectively. Including the $1.9 million CECL transition adjustment related to loans, described above, the total CECL transition adjustment was $2.9 million on January 1, 2023, which was charged to retained earnings on that date.

The total PCL for the three and six months ended June 30, 2023 was $1.1 million and $1.8 million, respectively, of which $1.2 million and $1.9 million related to the Company's loan portfolio for the three and six months ended June 30, 2023, respectively. The ACL related to loans was therefore $18.8 million at June 30, 2023. In addition, during the second quarter of 2023, the Company recorded modestly negative PCL charges of $29,000 and $16,000 for reserves related to held-to-maturity securities and unfunded commitments, respectively.

In comparing the year-over-year second quarter periods, the Company’s return on average assets decreased 42 basis points to 0.57% due to the combined effects of the decrease in net income (the numerator in the ratio), and an increase in average assets (the denominator in the ratio). Average assets increased due to increases in the balances of average loans and average investment securities of $44.2 million and $9.8 million, respectively, in the second quarter of 2023 as compared to the same quarter of 2022. Average interest-bearing deposits increased $39.8 million in the second quarter of 2023, as compared with the same quarter in 2022. The increase in deposits was primarily due to increased time deposits, including brokered deposits, of $83.5 million. All other deposit accounts in aggregate decreased $43.7 million when compared with the same quarter in 2022.

The Company had net income of $4.6 million for the six months ended June 30, 2023 compared to net income of $6.2 million for the six months ended June 30, 2022. The $1.6 million decrease in net income was due primarily to an $8.7 million increase in total interest expense, and a $1.7 million increase in the provision for credit losses, partially offset by a $9.0 million increase in interest and dividend income.

Net interest income before the provision for credit losses increased $256,000 to $19.7 million for the six months ended June 30, 2023, as compared to $19.4 million for the same six month period in 2022. Interest expense increased $8.7 million to $12.0 million for the six months ended June 30, 2023 as compared to the prior year period. The average interest rate paid on interest-bearing liabilities increased by 157 basis points for the six months ended June 30, 2022 as compared to the prior year period, and average interest-bearing liabilities increased by $76.8 million, or 7.7%. Average loans for the first six months of 2023 increased by $48.9 million, or 5.7%, over the prior year period, while the average interest yield earned on average loans increased by 83 basis points, resulting in an increase of $4.8 million in interest income on loans for the six months ended June 30, 2023 as compared to the prior year period. Income from investment securities increased $4.1 million to $9.1 million for the six months ended June 30, 2023, as compared to the same prior year period.

Noninterest income decreased $222,000 for the six months ended June 30, 2023, when compared to the same six month period in 2022. This decrease was mostly due to a $208,000 increase in loss on marketable equity securities, a $133,000 loss on sales and redemptions of investment securities, a $47,000 decrease in loan servicing fees, a $26,000 decrease in debit card interchange fees, and a $19,000 decrease in other charges, commissions, and fees. Partially offsetting this decrease was a $100,000 increase in insurance agency revenue, a $67,000 gain on sales of loans and foreclosed real estate, a $28,000 increase in service charges on deposit accounts, and a $16,000 increase in earnings and gain on bank owned life insurance.

Total noninterest expense for the first six month period of 2023 was $14.7 million, an increase of $300,000, or 2.1%, compared with $14.4 million for the prior year period. The increase was primarily a result of higher salaries and employee benefits expense of $255,000, or 3.3%. This increase in salaries was primarily due to increases in individual salaries, enacted early in 2023, as well as modest additions to staff headcount. The Company increased its salary structure where deemed appropriate in order to effectively respond to inflationary and competitive pressures within our marketplace to recruit and retain talent. The increase in noninterest expense was due to an increase in building and occupancy of $175,000 for the six months ended June 30, 2023, when compared to $1.8 million for the same prior year period. This was primarily due to the addition of the Bank's eleventh full-service branch in November 2022. These increases, when comparing both three and six month periods, can be attributed to increasing costs of third party software services, totaling $128,000 during June 2023.

The additional increase when comparing the six month periods was mostly due to substantially nonrecurring legal fees in the amount of $107,000.

For the first six months of 2023, the Bank recorded $1.8 million in provision for credit losses as compared to $161,000 in the same prior year six month period. The provision was reflective of (1) the qualitative factors used in determining the adequacy of the allowance for credit losses, (2) the size of the loan portfolio, and (3) delinquent and nonaccrual loans. The increase in the provision for credit losses in the first half of 2023, as compared to the same period in 2022, was primarily related to the downgrade of two certain commercial real estate and commercial loan relationships, as compared to the same period in the previous year. The credit sensitive portfolios continue to be carefully monitored. Please refer to the asset quality section below for a further discussion of asset quality as it relates to the allowance for credit losses.

Return on average assets decreased 28 basis points to 0.66% between the year-over-year six month periods as there was a decrease in net income in the six month period ended June 30, 2023 (the numerator of the ratio) while the rate of average assets (the denominator of the ratio) grew during the period. Average assets increased due to increases in loans of $48.9 million and investment securities of $26.3 million in the six month period ended June 30, 2023 as compared to the same period of 2022. Average interest-bearing liabilities increased $76.8 million in the six months ended June 30 2023, as compared with the same period in 2022. The increase in deposits was primarily due to increased time deposits, including brokered deposits, of $80.3 million. All other deposit accounts in aggregate decreased $3.5 million as compared with the same period in 2022.

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

The following tables set forth information concerning average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the periods indicated. Interest income and resultant yield information in the tables have not been adjusted for tax equivalency. Averages are computed on the daily average balance for each month in the period divided by the number of days in the period. Yields and amounts earned include loan fees of $2,000 and $545,000 for the periods ended June 30, 2023 and June 30, 2022, respectively. The decrease in loan fees for the year over year periods was primarily due to the decrease in PPP loan fee income. Nonaccrual loans have been included in interest-earning assets for purposes of these calculations.

	(Unaudited)
	For the three months ended June 30,
	2023			2022
			Average			Average
Unaudited	Average		Yield /	Average		Yield /
(In thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$907,556	$11,791	5.20%	$863,369	$8,974	4.16%
Taxable investment securities	369,870	4,296	4.65%	351,952	2,574	2.93%
Tax-exempt investment securities	29,013	479	6.60%	37,088	143	1.54%
Fed funds sold and interest-earning deposits	9,723	55	2.26%	17,871	15	0.34%
Total interest-earning assets	1,316,162	16,621	5.05%	1,270,280	11,706	3.69%
Noninterest-earning assets:
Other assets	94,350			74,842
Allowance for credit losses	(18,030)			(13,039)
Net unrealized losses on available-for-sale securities	(12,944)			(9,268)
Total assets	$1,379,538			$1,322,815
Interest-bearing liabilities:
NOW accounts	$93,560	$100	0.43%	$105,612	$78	0.30%
Money management accounts	14,159	4	0.11%	16,467	4	0.10%
MMDA accounts	244,927	1,622	2.65%	261,203	312	0.48%
Savings and club accounts	127,356	67	0.21%	140,365	50	0.14%
Time deposits	468,534	3,832	3.27%	385,049	690	0.72%
Subordinated debt	29,792	483	6.48%	29,619	430	5.81%
Borrowings	99,284	781	3.15%	70,574	165	0.94%
Total interest-bearing liabilities	1,077,612	6,889	2.56%	1,008,889	1,729	0.69%
Noninterest-bearing liabilities:
Demand deposits	171,882			194,287
Other liabilities	16,129			11,263
Total liabilities	1,265,623			1,214,439
Shareholders' equity	113,915			108,376
Total liabilities & shareholders' equity	$1,379,538			$1,322,815
Net interest income		$9,732			$9,977
Net interest rate spread			2.49%			3.00%
Net interest margin			2.96%			3.14%
Ratio of average interest-earning assets to average interest-bearing liabilities			122.14%			125.91%

	For the six months ended June 30,
	2023			2022
			Average			Average
Unaudited	Average		Yield /	Average		Yield /
(In thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$903,255	$22,449	4.97%	$854,374	$17,666	4.14%
Taxable investment securities	369,155	8,121	4.40%	340,684	4,742	2.78%
Tax-exempt investment securities	32,726	934	5.71%	34,917	261	1.49%
Fed funds sold and interest-earning deposits	11,930	160	2.68%	24,812	19	0.15%
Total interest-earning assets	1,317,066	31,664	4.81%	1,254,787	22,688	3.62%
Noninterest-earning assets:
Other assets	97,754			83,199
Allowance for credit losses	(17,542)			(13,035)
Net unrealized losses on available-for-sale securities	(12,738)			(5,323)
Total assets	$1,384,540			$1,319,628
Interest-bearing liabilities:
NOW accounts	$95,492	$191	0.40%	$106,160	$149	0.28%
Money management accounts	14,727	8	0.11%	16,271	8	0.10%
MMDA accounts	253,214	2,897	2.29%	261,549	558	0.43%
Savings and club accounts	130,427	131	0.20%	139,480	98	0.14%
Time deposits	461,793	6,435	2.79%	381,506	1,286	0.67%
Subordinated debt	29,770	955	6.42%	29,598	842	5.69%
Borrowings	93,057	1,347	2.89%	67,071	303	0.90%
Total interest-bearing liabilities	1,078,480	11,964	2.22%	1,001,635	3,244	0.65%
Noninterest-bearing liabilities:
Demand deposits	176,339			196,712
Other liabilities	16,269			11,585
Total liabilities	1,271,088			1,209,932
Shareholders' equity	113,452			109,696
Total liabilities & shareholders' equity	$1,384,540			$1,319,628
Net interest income		$19,700			$19,444
Net interest rate spread			2.59%			2.97%
Net interest margin			2.99%			3.10%
Ratio of average interest-earning assets to average interest-bearing liabilities			122.12%			125.27%

In the second quarter of 2023, net interest income, before provision for credit losses, for the Company decreased by $245,000 or 2.5%, to $9.7 million compared to $10.0 million for the same quarter in 2022. This decrease was due principally to a 187 basis points increase on the average cost of interest-bearing liabilities, offset by an increase of 136 basis points in the average yield of interest-earning assets. Net interest income was positively impacted by an increase in the average balance of interest-earning assets of $45.8 million, or 3.61%. The positive effect of this increase on the average balance of interest-earning assets was offset by an increase of $68.7 million in average interest-bearing liabilities. In total, net interest margin decreased 18 basis points to 2.96% for the three months ended June 30, 2023 as compared to the same prior year period.

Interest and dividend income increased by $4.9 million, or 42.0%, to $16.6 million for the three months ended June 30, 2023 compared to $11.7 million for the same three month period in 2022. The increase in interest and dividend income between comparable quarters was a result of a $2.8 million increase in loan interest income and a $2.1 million increase in interest income derived from investment securities. The positive effect on interest income was the result of a 104 basis points increase in the average loan yield, accompanied by a $44.2 million increase in the average outstanding balance of loans and a 199 basis points increase in the average yield on investment securities, accompanied by a $9.8 million increase in the average outstanding balance of investment securities. The increase in the average yield received on interest-earning assets in the second quarter of 2023, as compared to the same quarter in 2022, reflects generally increased rates of interest for newly funded loans and investment securities, as compared to the average yields within these portfolios, as well as increases in coupon rates for certain adjustable-rate loans and securities in the rising interest rate environment that has occurred in 2022 and 2023. These increases in the average yield on loans during 2023 were partially offset by reduced fee recognition related to PPP loans. PPP fee recognition revenues were less than $1,000 for the first six months of 2023, as compared to $545,000 in the six months of the previous year.

Interest expense for the three months ended June 30, 2023 increased by $5.2 million to $6.9 million when compared to the same prior year period due primarily to an increase in interest expense on time deposits and the Company's short-term and long-term borrowings. Interest expense increased due to a 187 basis points increase in the average rates paid on interest-bearing liabilities between the two periods, accompanied by an increase in the average outstanding balance of those liabilities of $68.7 million. The increase in the quarterly interest expense was primarily a result of the increase in cost of deposits resulting from the rapidly rising interest rate environment and increased competition. The deposit mix included an $83.5 million increase in average time deposit balances, an increase of $28.7 million in the Bank's average borrowings offset by a decrease of $43.7 million in the average balance of interest-bearing deposits.

In the six month period ended June 30, 2023, net interest income increased by $256,000, or 1.3%, compared to the same six month period in 2022, reaching $19.7 million. The positive change in net interest income was primarily due to the increase in interest and dividend income for the six months ended June 30, 2023, offset by an increase in the Bank's interest expense on interest-bearing liabilities.

The Bank's interest-earning asset income increased to $31.7 million, a 39.5%, or $9.0 million increase from $22.7 million during the same six months in 2022. The change in interest and dividend income for the first six months of 2023 was mainly from an increase in interest generated from loans totaling $22.4 million, up $4.8 million from $17.7 million in the same six months of 2022. In addition to the increase in interest generated from loans in the six month period ended June 30, 2023, there was a $4.1 million increase in interest earned on investment securities totaling $9.1 million, up from $5.0 million during the same period in 2022 along with a year over year increase of $141,000 in interest on all other interest-earning assets. The average balance of all interest-earning assets for the six month period ended June 30, 2023 was $1.3 billion, an increase of $62.3 million from $1.2 billion in the same six month period in 2022, resulting in a 119 basis points increase on the average yield of interest-earning assets.

The increase in interest collected on the Bank's interest-earning assets was offset by an increase of $8.7 million in interest expense on the Bank's interest-bearing liabilities reaching $12.0 million in the six month period ended June 30, 2023, up from $3.2 million in the same period in 2022. There was an increase in the average balance of the Company's interest-bearing liabilities in the first six months of 2023 totaling $1.1 billion, up $76.8 million from the same six month period in 2022. This upward change in interest-bearing liabilities was primarily due to an increase of $80.3 million in average time deposits and a $1.0 million increase in expense on the Bank's average borrowings in the first six months of 2023 compared to the same six months in 2022. The increase in average time deposits for the six month period ended June 30, 2023 compared to the same six months in 2022 was partially offset by the decrease of all other average interest-bearing deposits of $28.6 million in the first six months of 2023. The 157 basis points increase in the Bank's average cost of interest-bearing liabilities for the six month period ended June 30, 2023 exemplified the effect rising interest rates have on this competitive deposit market.

The resultant net interest margin for the first six months of 2023 was 2.99%, an eleven basis points decrease compared to a net interest margin of 3.10% in first six months of 2022. Over the past year, the Company's management has been able to effectively manage net interest margin by active management of the Bank's assets and liabilities in the current challenging interest rate environment.

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

	Three months ended June 30,			Six months ended June 30,
	2023 vs. 2022			2023 vs. 2022
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
Unaudited			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Loans	$479	$2,338	$2,817	$1,056	$3,727	$4,783
Taxable investment securities	137	1,585	1,722	425	2,954	3,379
Tax-exempt investment securities	(213)	549	336	(49)	722	673
Interest-earning deposits	(48)	88	40	(34)	175	141
Total interest income	355	4,560	4,915	1,398	7,578	8,976
Interest Expense:
NOW accounts	(52)	74	22	(40)	82	42
Money management accounts	(2)	2	-	(2)	2	-
MMDA accounts	(136)	1,446	1,310	(54)	2,393	2,339
Savings and club accounts	(28)	45	17	(18)	51	33
Time deposits	180	2,962	3,142	324	4,825	5,149
Subordinated debt	3	50	53	5	108	113
Borrowings	90	526	616	156	888	1,044
Total interest expense	55	5,105	5,160	371	8,349	8,720
Net change in net interest income	$300	$(545)	$(245)	$1,027	$(771)	$256

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

The Company recorded $1.1 million in provision for credit losses for the three month period ended June 30, 2023, as compared to $59,000 for the three month period ended June 30, 2022. The provisioning in the second quarter of 2023 and 2022 reflects management’s determination of the appropriate level of additions to reserves, the composition of the loan portfolio, changes in quantifiable econometric data statistically correlated to historical charge-off rates, subjective qualitative assessments of changes in a broad array of factors including changes to underwriting criteria, loan staffing and local market conditions. The $1.1 million increase in provision for credit losses in the second quarter of 2023, as compared to the same period in 2022, primarily reflected management's decision to downgrade certain loans within two specifically-identified commercial real estate and commercial loan credit relationships with an aggregate outstanding balance of $17.1 million. The Bank's credit sensitive portfolios continue to be carefully monitored, and the Bank will consistently apply its loan classification and reserve building methodologies to the analysis of these portfolios. Please refer to the asset quality section below for a further discussion of asset quality as it relates to the allowance for credit losses.

There was an increase in the provision for credit losses in the first six months of 2023 to $1.8 million, an increase of $1.7 million from the same six months in 2022, which was $161,000. The Bank has two large credit relationships that are experiencing deterioration and are the primary impact of this provision, mitigating potential risk. The Lending Department, along with highly experienced specialists, are carefully managing these commercial relationships to the best possible outcome. We are currently working with the borrowers associated with these credit relationships on individual loan repayment plans and the liquidation of loan collateral, where appropriate. The company has adequately reserved for these loans at this time and expects to announce some charge-offs related to these relationships in the next quarter as a component of the final resolution of these troubled credits.

The transition to CECL also required that new reserves be created in the amounts of $450,000 and $552,000, related to held-to-maturity investments and unfunded commitments, respectively. Including the $1.9 million CECL transition adjustment related to loans, described above, the total CECL transition adjustment was $2.9 million on January 1, 2023, which was charged to retained earnings on that date.

The total PCL for the three and six months ended June 30, 2023 was $1.1 million and $1.8 million, respectively, of which $1.2 million and $1.9 million related to the Company's loan portfolio for the three and six months ended June 30, 2023, respectively. The ACL related to loans was therefore $18.8 million at June 30, 2023. In addition, during the second quarter of 2023, the Company recorded modestly negative PCL charges of $29,000 and $16,000 for reserves related to held-to-maturity securities and unfunded commitments, respectively.

The Company measures delinquency based on the amount of past due loans as a percentage of total loans. The ratio of delinquent loans to total loans increased to 3.55% at June 30, 2023 as compared to 2.89% at December 31, 2022. Delinquent loans (numerator) increased $5,700 while total loan balances (denominator) decreased $6.4 million at June 30, 2023, as compared to December 31, 2022. The increase in past due loans was driven by a decrease of $5.6 million in loans delinquent 30-59 days, and a decrease of $262,000 in loans delinquent 60-89 days, offset by a $11.5 million increase in loans delinquent 90 days and over past due at June 30, 2023, as compared to December 31, 2022. The increase of $11.5 million primarily consisted of increases in commercial real estate, commercial lines of credit and commercial loans.

At June 30, 2023, there were $31.6 million in loans past due including $7.4 million in loans 30-59 days past due, $4.0 million in loans 60-89 days past due and $20.1 million in loans 90 or more days past due. At December 31, 2022, there were $26.0 million in loans past due including $13.0 million in loans 30-59 days past due, $4.3 million in loans 60-89 days past due and $8.7 million in loans 90 or more days past due.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, including insurance agency commissions, and net gains on sales of securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

Unaudited	For the three months ended				For the six months ended
(In thousands)	June 30, 2023	June 30, 2022	Change		June 30, 2023	June 30, 2022	Change
Service charges on deposit accounts	$303	$283	$20	7.1%	$570	$542	$28	5.2%
Earnings and gain on bank owned life insurance	143	123	20	16.3%	301	285	16	5.6%
Loan servicing fees	67	69	(2)	-2.9%	139	186	(47)	-25.3%
Debit card interchange fees	112	231	(119)	-51.5%	433	459	(26)	-5.7%
Insurance agency revenue	271	292	(21)	-7.2%	691	591	100	16.9%
Other charges, commissions and fees	243	279	(36)	-12.9%	499	516	(17)	-3.3%
Noninterest income before gains	1,139	1,277	(138)	-10.8%	2,633	2,579	54	2.1%
Net gains on sales of securities, loans and foreclosed real estate	117	48	69	143.8%	215	281	(66)	-23.5%
(Losses) gains on marketable equity securities	(169)	(29)	(140)	482.8%	(169)	39	(208)	533.3%
Total noninterest income	$1,087	$1,296	$(209)	-16.1%	$2,679	$2,899	$(220)	-7.6%

Second quarter noninterest income was $1.1 million, a decrease of $211,000, or 16.3% compared to $1.3 million for the same three month period in 2022. The decrease in noninterest income when compared to the same quarter of the previous year was primarily due to (1) a decrease in the debit card interchange fees in the 2023 second quarter of $119,000 compared to the second quarter of 2022, (2) a loss on marketable equity securities of $169,000, compared to the loss of $29,000 recorded in the second quarter of 2022, and (3) an aggregate decrease of $61,000 in loan servicing fees, insurance agency revenue, and other charges commissions and fees when compared to the same three month period in 2022.

For the six months ended June 30, 2023 noninterest income was $2.7 million, a decrease of $222,000, or 7.7%, compared to $2.9 million for the same six month period in 2022. The decrease in noninterest income, as compared to the six month period of the previous year, was primarily due to (1) a loss on marketable equity securities of $169,000, compared to the gain of $39,000 recorded in the same six month period of 2022, (2) a $195,000 decrease in other charges, commissions, and fees compared to the same six month period in 2022, and (3) an aggregate $73,000 decrease in loan servicing fees and debit card interchange fees when compared to the same six month period in 2022. These reductions were partially offset by increases in services charges on deposit accounts, earnings and gain on bank owned life insurance, insurance agency revenue, and net gains on the sale of securities, loans, and foreclosed real estate.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

Unaudited	For the three months ended				For the six months ended
(In thousands)	June 30, 2023	June 30, 2022	Change		June 30, 2023	June 30, 2022	Change
Salaries and employee benefits	$3,906	$3,785	$121	3.2%	$8,089	$7,834	$255	3.3%
Building and occupancy	979	830	149	18.0%	1,831	1,656	175	10.6%
Data processing	483	517	(34)	-6.6%	1,036	1,067	(31)	-2.9%
Professional and other services	503	452	51	11.3%	1,039	845	194	23.0%
Advertising	166	235	(69)	-29.4%	372	422	(50)	-11.8%
FDIC assessments	222	222	-	0.0%	441	444	(3)	-0.7%
Audits and exams	158	142	16	11.3%	317	283	34	12.0%
Insurance agency expense	283	254	29	11.4%	544	458	86	18.8%
Community service activities	66	73	(7)	-9.6%	96	135	(39)	-28.9%
Foreclosed real estate expenses	18	27	(9)	-33.3%	32	40	(8)	-20.0%
Other expenses	390	609	(219)	-36.0%	901	1,214	(313)	-25.8%
Total noninterest expenses	$7,174	$7,146	$28	0.4%	$14,698	$14,398	$300	2.1%

Total noninterest expense for the second quarter of 2023 was $7.2 million, an increase of $28,000, or 0.4%, compared to the same three month period in 2022. Noninterest expense for the second quarter of 2023, in comparison to the same quarter in the previous year, was driven by increases in salaries and benefits expense of $121,000, building and occupancy of $149,000, professional and other services of $51,000, audits and exams of $16,000, and insurance agency expense of $29,000. These increases were significantly offset by a decrease of $219,000, or 36%, in other expenses when compared to the same period in 2022. The decline in other expenses is primarily related to the reclassification of certain issuer fees related to brokered deposit funding from noninterest expense to interest expense during the second quarter of 2023. This reclassification had no effect on overall net income.

Total noninterest expense for the first six month period of 2023 was $14.7 million, an increase of $300,000, or 2.1%, compared with $14.4 million for the same six month period in 2022. The increase was primarily a result of higher salaries and employee benefits expense of $255,000, building and occupancy expense of $175,000, professional and other services of $194,000, audits and exams of $34,000, and insurance agency expense of $86,000. These increases were significantly offset by a decrease of $313,000, or 25.8%, in other expenses when compared to the same period in 2022. The decline in other expenses is primarily related to the reclassification of certain issuer fees related to brokered deposit funding from noninterest expense to interest expense during the second quarter of 2023. This reclassification had no effect on overall net income.

The $255,000 and $121,000 increase in salaries and benefits expense for the three and six months ended June 30, 2023, as compared to the same six month periods in 2022, was primarily due to increases in individual staff salaries and certain commissions paid related to insurance and investment services activities. Staffing increases in the Bank's branch system were made as a result of the opening of the Bank's eleventh branch in November 2022. During the first quarter of 2023, the Company increased its salary structure where it was deemed appropriate in order to effectively respond to inflationary and competitive pressures within our marketplace to recruit and retain talent. Further increases within the Company’s personnel expenses are anticipated throughout the remainder of 2023 as certain position vacancies are filled and further compensation adjustments, in a limited number of areas are realized. The Bank's decision to invest in its workforce demonstrates its dedication to building a strong, skilled, and satisfied team of professionals, which is viewed by management as vital for maintaining a competitive edge in the ever-evolving banking sector.

Building and occupancy expenses increased by $149,000, or 18.0%, from $830,000 fora the second quarter of 2022 to $979,000 during the second quarter of 2023. These expenses increased by $175,000, or 10.6%, from $1.7 million for the six months ended June 30, 2022 to $1.8 million during the six months ended June 30, 2023. This increase was mostly due to costs related to the opening of the Bank's eleventh full-service branch in November 2022.

Professional and other service fees increased during the three months ended June 30, 2023 by $51,000, or 11.3%, to $503,000 as compared to $452,000 during the same quarterly period in 2022. During the six months ended June 30, 2023, these expenses increased by $194,000, or 23.0%, to $1.0 million as compared to $845,000 during the six months ended June 30, 2022. These increases, when comparing both three and six month periods, can be attributed to an increase in costs for software programs during June 2023. The additional increase when comparing the six month periods was mostly due to nonrecurring incurred legal fees.

Income Tax Expense

Income tax expense decreased $250,000 to $530,000, with an effective tax rate of 21.2%, for the quarter ended June 30, 2023, as compared to $780,000 with an effective tax rate of 19.2% for the same three month period in 2022. The decrease in income tax expense for the quarter ended June 30, 2023, as compared to the same quarter in 2022, was primarily driven by a decrease of $1.6 million in income before taxes. The effective income tax rate increased 2.0% to 21.2% for the three months ended June 30, 2023 as compared to 19.2% for the same three month period in 2022. The increase in the tax rate in the second quarter of 2023, as compared to the same quarter in 2022, was primarily related to the reversal of a deferred tax asset valuation allowance in the quarter ended June 30, 2022, and a decrease in other permanent tax differences for the quarter ended June 30, 2023 as compared to the quarter ended June 30, 2022.

Income tax expense decreased $302,000 to $1.2 million, with an effective tax rate of 20.5%, for the six months ended June 30, 2022, as compared to $1.5 million with an effective tax rate of 19.3%, for the same six month period in 2022. The decrease in income tax expense for the six months ended June 30, 2023, as compared to the same six month period in 2022, was primarily driven by the year-over-year decrease in income before taxes. The effective income tax rate increased 1.2% to 20.5% for the six months ended June 30, 2023 as compared to 19.3% for the same six month period in 2022. The increase in the tax rate in the second quarter of 2023, as compared to the same quarter in 2022, was primarily related to the reversal of a deferred tax asset valuation allowance in the quarter ended June 30, 2022, and a decrease in other permanent tax differences for the quarter ended June 30, 2023 as compared to the quarter ended June 30, 2022.

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

Earnings per Share

Basic and diluted earnings per Voting share were $0.32 per share for the second quarter of 2023, as compared to $0.54 per basic and diluted Voting share for the same quarter of 2022. Basic and diluted earnings per Series A Non-Voting share were $0.32 per share for the second quarter of 2023, as compared to $0.54 per basic and diluted Series A Non-Voting share for the same quarter of 2022.

Basic and diluted earnings per Voting and Series A Non-Voting share were $0.75 for the six month period ended June 30, 2023, as compared to $1.03 for the same prior year period. The decrease in earnings per share between these two periods was due to the decrease in net income between these two time periods. Further information on earnings per share can be found in Note 3 of this Form 10-Q.

Changes in Financial Condition

Assets

Total assets decreased $7.6 million, or 0.5%, to $1.39 billion at June 30, 2023 as compared to $1.40 billion at December 31, 2022. This decrease was due primarily to decreases in loans and investment securities.

Loans totaled $891.1 million at June 30, 2023, a decrease of $6.6 million, or 0.7%, compared to $897.7 million at December 31, 2022, mostly due to decreases of $8.2 million in total consumer loans, and $4.1 million in total residential mortgage loans. Investment securities, including investment in FHLB-NY stock, decreased $3.8 million, or 1.0%, to $390.2 million at June 30, 2023, as compared to $394.0 million at December 31, 2022. This was due to a decrease of $5.9 million in available-for-sale securities, offset by increases in held-to-maturity securities, marketable equity securities, and FHLB-NY stock totaling $2.1 million.

Liabilities

Total liabilities decreased $10.4 million, or 0.8%, to $1.28 billion at June 30, 2023 as compared to $1.29 billion at December 31, 2022. This decrease was due primarily a decrease in total deposits of $24.3 million, or 2.2%, to $1.10 billion at June 30, 2023, compared to $1.13 billion at December 31, 2022, which consists of a $16.8 million decrease in noninterest-bearing deposits, and a $7.5 million decrease in interest-bearing deposits.

Borrowed funds balances from the FHLB-NY increased by $13.5 million, or 11.6%, to $129.5 million at June 30, 2023, from $116.0 million at December 31, 2022, which partially offset the decrease in total liabilities during this period.

Shareholders’ Equity

Shareholders' equity increased by $2.8 million, or 2.5%, from $111.0 million at December 31, 2022, to $113.8 million on June 30, 2023. This increase was primarily due to the Company’s recorded net income of $4.6 million, partially reduced by declared dividends to shareholders of $1.1 million. Additionally, on January 1, 2023, the Company adopted the CECL methodology for computing its ACL and related provision for credit losses. This adoption resulted in the recognition of a one-time transitional adjustment that reduced the Company’s retained earnings by $2.1 million on that date. In total therefore, retained earnings increased by $1.3 million in the six months ended June 30, 2023. The increase in shareholders' equity was also due to a decrease in accumulated other comprehensive loss of $802,000, and an increase in all other components of shareholders' equity totaling $634,000.

Capital

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its banking operations. This strong capital position serves to support growth and expansion activities while at the same time exceeding regulatory standards. At June 30, 2023, the Bank met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 8%, Tier 1 common equity exceeding 6.5%, and a total risk-based capital ratio exceeding 10%.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The buffer is separate from the capital ratios required under the Prompt Corrective Actions (“PCA”) standards. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum levels of the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity. At June 30, 2023, the Bank exceeded all regulatory required minimum capital ratios, including the capital buffer requirements.

Pathfinder Bank’s capital amounts and ratios as of the indicated dates are presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be "Well-Capitalized" Under Prompt Corrective Provisions		Minimum For Capital Adequacy with Buffer
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2023:
Total Core Capital (to Risk-Weighted Assets)	$149,533	15.42%	$77,601	8.00%	$97,001	10.00%	$101,851	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$137,314	14.16%	$58,200	6.00%	$77,601	8.00%	$82,451	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$137,314	14.16%	$43,650	4.50%	$63,050	6.50%	$67,900	7.00%
Tier 1 Capital (to Assets)	$137,314	9.94%	$55,282	4.00%	$69,103	5.00%	$69,103	5.00%
As of December 31, 2022
Total Core Capital (to Risk-Weighted Assets)	$145,760	15.14%	$77,029	8.00%	$96,286	10.00%	$101,100	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$133,683	13.88%	$57,772	6.00%	$77,029	8.00%	$81,843	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$133,683	13.88%	$43,329	4.50%	$62,586	6.50%	$67,400	7.00%
Tier 1 Capital (to Assets)	$133,683	9.67%	$55,314	4.00%	$69,142	5.00%	$69,142	5.00%

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

	June 30,	December 31,
(In thousands)	2023	2022
Regulatory Capital Ratios (Bank only)
Total capital (to risk-weighted assets)
Total equity (GAAP)	$130,572	$126,148
Goodwill	(4,536)	(4,536)
Intangible assets	(92)	(101)
Addback: Accumulated other comprehensive income	11,370	12,172
Total Tier 1 Capital	$137,314	$133,683
Allowance for credit losses (subject to regulatory limits)	12,214	12,076
Total Tier 2 Capital	$12,214	$12,076
Total Tier 1 plus Tier 2 Capital (numerator)	$149,528	$145,759
Risk-weighted assets (denominator)	969,582	962,861
Total core capital to risk-weighted assets	15.42%	15.14%

Tier 1 capital (to risk-weighted assets)
Total Tier 1 capital (numerator)	$137,314	$133,683
Risk-weighted assets (denominator)	969,582	962,861
Total capital to risk-weighted assets	14.16%	13.88%

Tier 1 capital (to adjusted assets)
Total Tier 1 capital (numerator)	$137,314	$133,683
Total average assets	1,386,684	1,387,480
Goodwill	(4,536)	(4,536)
Intangible assets	(92)	(101)
Adjusted assets (denominator)	$1,382,056	$1,382,843
Total capital to adjusted assets	9.94%	9.67%

Tier 1 Common Equity (to risk-weighted assets)
Total Tier 1 capital (numerator)	$137,314	$133,683
Risk-weighted assets (denominator)	969,582	962,861
Total Tier 1 Common Equity to risk-weighted assets	14.16%	13.88%

Loan and Asset Quality and Allowance for Credit Losses

The following table represents information concerning the aggregate amount of non-accrual loans at the indicated dates:

	June 30,	December 31,	June 30,
(In thousands)	2023	2022	2022
Nonaccrual loans:
Commercial and commercial real estate loans	$16,391	$5,720	$8,496
Consumer	2,409	2,183	1,607
Residential mortgage loans	1,549	1,112	1,584
Total nonaccrual loans	20,349	9,015	11,687
Total nonperforming loans	20,349	9,015	11,687
Foreclosed real estate	277	221	221
Total nonperforming assets	$20,626	$9,236	$11,908

Nonperforming loans to total loans	2.28%	1.00%	1.40%
Nonperforming assets to total assets	1.48%	0.66%	0.87%

Nonperforming assets include nonaccrual loans, including nonaccrual loans classified as troubled debt restructurings (“TDRs”) prior to January 1, 2023, and foreclosed real estate (‘‘FRE”). The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more. There are no loans that are past due 90 days or more and still accruing interest at June 30, 2023, December 31, 2022 and June 30, 2022.

As indicated in the table above, nonperforming assets at June 30, 2023 were $20.6 million, and were $11.4 million higher than the $9.2 million reported at December 31, 2022 and $8.6 million higher than the reported $11.9 million at June 30, 2022. The increase in the nonperforming loan portfolio on June 30, 2023, as compared to December 31, 2022, was primarily the result of the placement of $13.1 million into nonaccrual status of certain loans with two large commercial real estate loan and commercial loan relationships. These relationships are under active resolution management at June 30, 2023.

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

The allowance for credit losses on loans represents management’s estimate of the probable losses inherent in the loan portfolio as of the date of the statement of condition. The allowance for credit losses was $18.8 million and $15.3 million at June 30, 2023 and December 31, 2022, respectively. The ratio of the allowance for credit losses to total loans was 2.11% as of June 30, 2023, as compared to 1.71% at December 31, 2022 and 1.51% at June 30, 2022. Management performs a quarterly evaluation of the allowance for credit losses based on quantitative and qualitative factors and has determined that the current level of the allowance for credit losses is adequate to absorb the losses in the loan portfolio as of June 30, 2023.

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

At June 30, 2023 and December 31, 2022, the Company had $23.8 million and $20.2 million in loans, respectively, which were deemed to be impaired, having established specific reserves of $6.4 million and $4.8 million, respectively, on these loans. The $3.6 million increase in impaired loans between these two dates was primarily the result of the placement into nonaccrual status of loans within two large commercial loan and commercial real estate borrower relationships.

Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in those loans being included in future impaired loan reporting. Potential problem loans totaled $36.7 million at June 30, 2023, a decrease of $1.9 million, or 4.9%, as compared to $38.6 million at December 31, 2022. These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired.

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

The future performance of the Company’s loan portfolios with respect to credit losses will be highly dependent upon the course and duration, both nationally and within the Company’s market area, of the concentrations in the Company’s loan portfolio. Concentrations of loans within a portfolio that are made to a single borrower, to a related group of borrowers, or to a limited number of industries, are generally considered to be additional risk factors in estimating future credit losses. Therefore, the Company monitors all of its credit relationships to ensure that the total loan amounts extended to one borrower, or to a related group of borrowers, does not exceed the maximum permissible levels defined by applicable regulation or the Company’s generally more restrictive internal policy limits.

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

Through the first six months of 2023, as indicated in the consolidated statement of cash flows, the Company reported net cash flow from operating activities of $1.9 million and net cash flow of $11.2 million related to investing activities. The net cash flow from investing activities was generated principally by a $3.8 million decrease in net investment activity, an $8.0 million decrease in net loan activity offset by a decrease of $662,000 in all other investing activities in aggregate. The Company reported net cash outflows from financing activities of $11.6 million, primarily due to a $24.3 million decrease in deposits, a $13.8 million increase in net borrowings, and an aggregate decrease in net cash from all other financing sources, including dividends paid to common voting and non-voting shareholders and warrants of $1.1 million.

The Bank’s management monitors liquidity on a continuous basis through a broad range of internal programs and considers effective liquidity management to be one of its primary objectives. At June 30, 2023 the Bank had deposits of $1.1 billion, of which $341.0 million were nominally uninsured, as they were above the insurance limits established by the Federal Deposit Insurance Corporation (“FDIC”) on that date. Of the $341.0 million in nominally uninsured deposits at June 30, 2023, $80.0 million were insured through a long-standing reciprocal deposit program managed by a third-party entity. In addition, $90.5 million in municipal deposits are fully protected against principal loss by a collateral program whereby the Bank places high-quality securities with an independent custodian as collateral. Therefore, the Bank had $170.5 million in deposits, representing 17.05% of all deposits, that were considered to be uninsured at June 30, 2023.

The Company has a number of existing credit facilities available to it. At June 30, 2023, total credit available under the existing lines of credit was approximately $188.4 million at FHLBNY, the Federal Reserve Bank, and two other correspondent banks. At June 30, 2023, the Company had $126.5 million of the available lines of credit utilized on its existing lines of credit with the remainder of $61.9 million available.

In an effort to increase depositor confidence across the United States' banking system, the Federal Reserve Board, pursuant to section 13(3) of the Federal Reserve Act, authorized all 12 Reserve Banks to establish the Bank Term Funding Program ("BTFP") to make available additional funding to eligible depository institutions, such as the Bank, in order to help assure those institutions have the ability to meet the liquidity needs of all their depositors. The Bank is fully qualified for the BTFP at June 30, 2023 and the BTFP is an additional potential source of liquidity for the Bank until the date of the Program's termination. The BTFP may be accessed by the Bank if management determines that there is a potential or realized short-term liquidity requirement for which this facility should be used to support the Bank's operations. Management could also electively choose to use the facility in certain other circumstances to create other financial or operational benefits at the time that the BTFP line is accessed.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of June 30, 2023, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

Off-Balance Sheet Arrangements

The Company is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. At June 30, 2023, the Company had $188.7 million in outstanding commitments to extend credit and standby letters of credit.

The Company's exposure to credit loss in the event of nonperformance related to off-balance sheet arrangements is proportional to the contractual amount of those instruments. Such financial instruments are recorded when they are funded. The Company records an allowance for credit losses on off-balance sheet credit exposures, unless such commitments are unconditionally cancelable, through the provision for credit losses expense. The allowance for credit losses on off-balance sheet credit exposures as of June 30, 2023 was $546,000 and is included in other liabilities on the Company's consolidated Statements of Condition.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information relating to this item.

Item 4 – Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer), management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. The term “disclosure controls and procedures,” under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our CEO and CFO concluded that our disclosure controls and procedures were effective as of that date.

As disclosed elsewhere within this document, during the first quarter of 2023 the Company adopted ASU 2016-13 and consequently, the CECL model for accounting for credit losses related to financial assets. The adoption of the model and the ongoing calculations under CECL involve significant complexity and management has engaged expert independent third parties to complete significant portions of the transition to CECL and to manage the ongoing processes involved in CECL calculations, documentation and reporting. In many cases, our disclosure controls and procedures have been modified significantly to accommodate the requirements of the CECL model and those controls require increased reliance on the services and expertise provided by the engaged independent parties. Management believes that these new disclosure controls are currently effective, and will be effective in the future, with respect to the calculation of the Company's allowance for credit losses. Other than the adoption of the CECL model, there were no changes made in our internal controls during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At June 30, 2023, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material and adverse effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities, and Use of Proceeds, and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2023 through April 30, 2023	-	$-	-	74,292

May 1, 2023 through May 31, 2023	-	$-	-	74,292

June 1, 2023 through June 30, 2023	-	$-	-	74,292

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

PATHFINDER BANCORP, INC.

(registrant)

August 9, 2023	/s/ James A. Dowd
James A. Dowd
President and Chief Executive Officer

August 9, 2023	/s/ Walter F. Rusnak
Walter F. Rusnak
Senior Vice President, Chief Financial Officer