Form 10-Q
period 2023-09-30
Pathfinder Bancorp, Inc.
filed 2023-11-14
CIK 1609065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 8, 2023, there were 4,719,288 shares outstanding of the registrant’s Voting common stock and 1,380,283 shares outstanding of the registrant’s Series A Non-Voting common stock.

Table of Contents

PATHFINDER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.

Consolidated Statements of Condition

(Unaudited)

	September 30,	December 31,
(In thousands, except share and per share data)	2023	2022
ASSETS:
Cash and due from banks	$12,822	$13,939
Interest-earning deposits	11,652	21,343
Total cash and cash equivalents	24,474	35,282
Available-for-sale securities, at fair value	206,848	191,726
Held-to-maturity securities, at amortized cost (fair value of $170,575 and $181,491, respectively)	185,589	194,402
Marketable equity securities, at fair value	3,013	1,862
Federal Home Loan Bank stock, at cost	5,824	5,982
Loans	896,123	897,735
Loans held-for-sale	-	19
Less: Allowance for credit losses	15,767	15,319
Loans receivable, net	880,356	882,435
Premises and equipment, net	18,491	17,872
Assets held-for-sale	3,042	3,042
Operating lease right-of-use assets	1,559	2,098
Finance lease right-of-use assets	4,108	4,213
Accrued interest receivable	6,594	6,168
Foreclosed real estate	189	221
Intangible assets, net	88	101
Goodwill	4,536	4,536
Bank owned life insurance	24,479	24,012
Other assets	31,459	25,969
Total assets	$1,400,649	$1,399,921

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$953,143	$941,719
Noninterest-bearing	174,710	183,711
Total deposits	1,127,853	1,125,430
Short-term borrowings	56,698	60,333
Long-term borrowings	53,915	55,664
Subordinated debt	29,867	29,733
Accrued interest payable	1,731	975
Operating lease liabilities	1,739	2,417
Finance lease liabilities	4,391	4,422
Other liabilities	10,013	9,365
Total liabilities	1,286,207	1,288,339
Shareholders' equity:
Voting common stock, par value $0.01; 25,000,000 authorized shares; 4,713,353 and 4,651,829 shares issued and outstanding, respectively	47	47
Non-Voting common stock, par value $0.01; 1,505,283 authorized shares; 1,380,283 shares issued and outstanding, respectively	14	14
Additional paid in capital	52,963	52,101
Retained earnings	74,282	71,322
Accumulated other comprehensive loss	(13,356)	(12,172)
Unearned ESOP	(180)	(315)
Total Pathfinder Bancorp, Inc. shareholders' equity	113,770	110,997
Noncontrolling interest	672	585
Total equity	114,442	111,582
Total liabilities and shareholders' equity	$1,400,649	$1,399,921

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended		For the nine months ended
(In thousands, except per share data)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest and dividend income:
Loans, including fees	$12,470	$9,895	$34,919	$27,561
Debt securities:
Taxable	4,488	3,052	12,408	7,695
Tax-exempt	507	351	1,441	612
Dividends	140	56	341	155
Federal funds sold and interest earning deposits	66	29	226	48
Total interest and dividend income	17,671	13,383	49,335	36,071
Interest expense:
Interest on deposits	6,223	1,907	15,885	4,006
Interest on short-term borrowings	674	123	1,624	152
Interest on long-term borrowings	222	131	619	405
Interest on subordinated debt	492	442	1,447	1,284
Total interest expense	7,611	2,603	19,575	5,847
Net interest income	10,060	10,780	29,760	30,224
Provision for credit losses:
Loans	798	710	2,675	871
Held-to-maturity securities	5	-	(24)	-
Unfunded commitments	30	-	14	-
Total provision for credit losses	833	710	2,665	871
Net interest income after provision for credit losses	9,227	10,070	27,095	29,353
Noninterest income:
Service charges on deposit accounts	343	334	913	876
Earnings and gain on bank owned life insurance	165	156	466	441
Loan servicing fees	99	74	238	260
(Losses) gains on sales and redemptions of investment securities	(13)	(198)	60	(168)
Net (losses) gains on marketable equity securities	(39)	-	(208)	39
Gains on sales of loans and foreclosed real estate	41	47	183	122
Debit card interchange fees	22	180	455	639
Insurance agency revenue	310	258	1,001	849
Other charges, commissions & fees	265	310	764	1,002
Total noninterest income	1,193	1,161	3,872	4,060
Noninterest expense:
Salaries and employee benefits	4,154	4,196	12,243	12,030
Building and occupancy	868	835	2,699	2,491
Data processing	483	485	1,519	1,552
Professional and other services	492	267	1,531	1,112
Advertising	144	199	516	621
FDIC assessments	222	162	663	606
Audits and exams	159	141	476	424
Insurance agency expense	273	229	817	687
Community service activities	55	58	151	193
Foreclosed real estate expenses	44	17	76	57
Other expenses	759	678	1,660	1,892
Total noninterest expense	7,653	7,267	22,351	21,665
Income before income taxes	2,767	3,964	8,616	11,748
Provision for income taxes	573	772	1,772	2,273
Net income attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	2,194	3,192	6,844	9,475
Net income attributable to noncontrolling interest	18	12	87	73
Net income attributable to Pathfinder Bancorp Inc.	$2,176	$3,180	$6,757	$9,402

Voting Earnings per common share - basic and diluted	$0.35	$0.52	$1.10	$1.55
Series A Non-Voting Earnings per common share- basic and diluted	$0.35	$0.52	$1.10	$1.55
Dividends per common share (Voting and Series A Non-Voting)	$0.09	$0.09	$0.27	$0.27

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the three months ended		For the nine months ended
(In thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net Income	$2,194	$3,192	$6,844	$9,475

Other Comprehensive Income (Loss)
Retirement Plans:
Retirement plan net gains recognized in plan expenses	56	1	167	2
Net unrealized gain on retirement plans	56	1	167	2

Unrealized holding gains (losses) on available-for-sale securities:
Unrealized holding (losses) arising during the period	(3,016)	(4,588)	(4,093)	(16,542)
Reclassification adjustment for net (gains) losses included in net income	(1)	186	1,932	160
Net unrealized (losses) on available-for-sale securities	(3,017)	(4,402)	(2,161)	(16,382)

Derivatives and hedging activities:
Unrealized holding gains arising during the period	273	116	391	1,087
Net unrealized gains on derivatives and hedging activities	273	116	391	1,087

Other comprehensive (loss), before tax	(2,688)	(4,285)	(1,603)	(15,293)
Tax effect	702	1,119	419	3,996
Other comprehensive (loss), net of tax	(1,986)	(3,166)	(1,184)	(11,297)
Comprehensive income (loss)	$208	$26	$5,660	$(1,822)
Comprehensive income, attributable to noncontrolling interest	$18	$12	$87	$73
Comprehensive income (loss) attributable to Pathfinder Bancorp, Inc.	$190	$14	$5,573	$(1,895)

Tax Effect Allocated to Each Component of Other Comprehensive (Loss) Income
Retirement plan net losses recognized in plan expenses	$(15)	$-	$(44)	$(1)
Unrealized holding gains on available-for-sale securities arising during the period	788	1,199	1,070	4,324
Reclassification adjustment for net (gains) included in net income	-	(50)	(506)	(43)
Unrealized (gains) on derivatives and hedging arising during the period	(71)	(30)	(101)	(284)
Income tax effect related to other comprehensive income	$702	$1,119	$419	$3,996

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
Three months ended September 30, 2023 and September 30, 2022
(Unaudited)

(In thousands, except share and per share data)	Common Stock	Non-Voting Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP	Non-controlling Interest	Total
Balance, June 30, 2023	$47	$14	$52,645	$72,664	$(11,370)	$(225)	$654	$114,429
Net income	-	-	-	2,176	-	-	18	2,194
Other comprehensive loss, net of tax	-	-	-	-	(1,986)	-	-	(1,986)
ESOP shares earned (6,111 shares)	-	-	40	-	-	45	-	85
Stock based compensation	-	-	23	-	-	-	-	23
Stock options exercised	-	-	255	-	-	-	-	255
Common stock dividends declared ($0.09 per share)	-	-	-	(422)	-	-	-	(422)
Non-Voting common stock dividends declared ($0.09 per share)	-	-	-	(124)	-	-	-	(124)
Warrant dividends declared ($0.09 per share)	-	-	-	(12)	-	-	-	(12)
Balance, September 30, 2023	$47	$14	$52,963	$74,282	$(13,356)	$(180)	$672	$114,442

Balance, June 30, 2022	$46	$14	$51,388	$66,077	$(9,399)	$(405)	$407	$108,128
Net income	-	-	-	3,180	-	-	12	3,192
Other comprehensive loss, net of tax	-	-	-	-	(3,166)	-	-	(3,166)
ESOP shares earned (6,111 shares)	-	-	77	-	-	45	-	122
Stock based compensation	-	-	45	-	-	-	-	45
Stock options exercised	-	-	17	-	-	-	-	17
Common stock dividends declared ($0.09 per share)	-	-	-	(411)	-	-	-	(411)
Non-Voting common stock dividends declared ($0.09 per share)	-	-	-	(125)	-	-	-	(125)
Warrant dividends declared ($0.09 per share)	-	-	-	(11)	-	-	-	(11)
Cumulative effect of affiliate capital allocation	-	-	76	(147)	-	-	71	-
Distributions from affiliates	-	-	-	-	-	-	4	4
Balance, September 30, 2022	$46	$14	$51,603	$68,563	$(12,565)	$(360)	$494	$107,795

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
Nine months ended September 30, 2023 and September 30, 2022
(Unaudited)

(In thousands, except share and per share data)	Common Stock	Non-Voting Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP	Non-controlling Interest	Total
Balance, January 1, 2023	$47	$14	$52,101	$71,322	$(12,172)	$(315)	$585	$111,582
Net income	-	-	-	6,757	-	-	87	6,844
Other comprehensive loss, net of tax	-	-	-	-	(1,184)	-	-	(1,184)
ESOP shares earned (18,332 shares)	-	-	153	-	-	135	-	288
Stock based compensation	-	-	86	-	-	-	-	86
Stock options exercised	-	-	623	-	-	-	-	623
Common stock dividends declared ($0.27 per share)	-	-	-	(1,256)	-	-	-	(1,256)
Non-Voting common stock dividends declared ($0.27 per share)	-	-	-	(373)	-	-	-	(373)
Warrant dividends declared ($0.27 per share)	-	-	-	(34)	-	-	-	(34)
Adoption of ASU 2016-13 Current Expected Credit Losses	-	-	-	(2,134)	-	-	-	(2,134)
Balance, September 30, 2023	$47	$14	$52,963	$74,282	$(13,356)	$(180)	$672	$114,442

Balance, January 1, 2022	$46	$14	$51,044	$60,946	$(1,268)	$(495)	$346	$110,633
Net income	-	-	-	9,402	-	-	73	9,475
Other comprehensive loss, net of tax	-	-	-	-	(11,297)	-	-	(11,297)
ESOP shares earned (18,332 shares)	-	-	217	-	-	135	-	352
Stock based compensation	-	-	135	-	-	-	-	135
Stock options exercised	-	-	131	-	-	-	-	131
Common stock dividends declared ($0.27 per share)	-	-	-	(1,231)	-	-	-	(1,231)
Non-Voting common stock dividends declared ($0.27 per share)	-	-	-	(373)	-	-	-	(373)
Warrant dividends declared ($0.27 per share)	-	-	-	(34)	-	-	-	(34)
Cumulative effect of affiliate capital allocation	-	-	76	(147)	-	-	71	-
Distributions from affiliates	-	-	-	-	-	-	4	4
Balance, September 30, 2022	$46	$14	$51,603	$68,563	$(12,565)	$(360)	$494	$107,795

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
(In thousands)	2023	2022
OPERATING ACTIVITIES
Net income attributable to Pathfinder Bancorp, Inc.	$6,757	$9,402
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for credit losses	2,665	871
Proceeds from sales of loans	4,244	6,789
Originations of loans held-for-sale	(4,013)	(6,429)
Realized (gains) losses on sales, redemptions and calls of:
Real estate acquired through foreclosure	29	-
Loans	(212)	(122)
Available-for-sale investment securities	(79)	160
Held-to-maturity investment securities	19	8
Marketable securities	208	(39)
Depreciation	1,051	1,108
Amortization of mortgage servicing rights	(35)	(1)
Amortization of deferred loan fees and costs	(183)	389
Amortization of operating leases	(65)	11
Amortization of deferred financing from subordinated debt	134	126
Earnings on bank owned life insurance	(466)	(441)
Net amortization of premiums and discounts on investment securities	1,633	1,475
Amortization of intangible assets	13	13
Stock based compensation and ESOP expense	374	487
Net change in accrued interest receivable	(426)	(652)
Net change in other assets and liabilities	(4,645)	(1,003)
Net cash flows from operating activities	7,003	12,152
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(49,256)	(51,411)
Purchase of investment securities held-to-maturity	(12,787)	(60,253)
Purchase of Federal Home Loan Bank stock	(13,415)	(9,769)
Proceeds from redemption of Federal Home Loan Bank stock	13,573	10,243
Purchase of marketable securities	(1,359)	(1,215)
Proceeds from maturities and principal reductions of investment securities available-for-sale	12,921	16,449
Proceeds from maturities and principal reductions of investment securities held-to-maturity	20,878	23,322
Proceeds from sales, redemptions and calls of:
Available-for-sale investment securities	17,396	8,358
Held-to-maturity investment securities	278	2,196
Real estate acquired through foreclosure	288	-
Marketable securities	-	714
Net change in loans	(736)	(54,562)
Purchase of premises and equipment	(1,670)	(1,430)
Net cash outflows (inflows) from investing activities	(13,889)	(117,358)

FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts, money management deposit accounts, MMDA accounts and escrow deposits	(67,468)	848
Net change in time deposits	74,902	(20,707)
Net change in brokered deposits	(5,011)	145,096
Net change in short-term borrowings	(3,635)	(1,000)
Payments on long-term borrowings	(6,525)	(12,227)
Proceeds from long-term borrowings	4,776	1,750
Proceeds from exercise of stock options	623	131
Cash dividends paid to common voting shareholders	(1,264)	(1,152)
Cash dividends paid to common non-voting shareholders	(373)	(345)
Cash dividends paid on warrants	(34)	(31)
Change in noncontrolling interest, net	87	148
Net cash (outflows) inflows from financing activities	(3,922)	112,511
Change in cash and cash equivalents	(10,808)	7,305
Cash and cash equivalents at beginning of period	35,282	37,149
Cash and cash equivalents at end of period	$24,474	$44,454
CASH PAID DURING THE PERIOD FOR:
Interest	$18,819	$1,452
Income taxes	2,500	2,518
NON-CASH INVESTING ACTIVITY
Real estate acquired in exchange for loans	333	252
RESTRICTED CASH
Collateral deposits for hedge position included in cash and due from banks	-	1,600

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc., (the “Company”), Pathfinder Bank (the “Bank”) and its other wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Certain amounts in the 2022 consolidated financial statements may have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income or comprehensive income as previously reported. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023 or any other interim period.

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

Standards Not Yet Adopted as of September 30, 2023
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

Anti-dilutive shares are common stock equivalents with average exercise prices in excess of the weighted average market price for the period presented. Anti-dilutive stock options, not included in the computation below, were -0- for the three and nine months ended September 30, 2023, and -0- for the three and nine months ended September 30, 2022, respectively.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Net income attributable to Pathfinder Bancorp, Inc.	$2,176	$3,180	$6,757	$9,402
Series A Non-Voting Common Stock dividends	124	125	373	373
Warrant dividends	12	11	34	34
Undistributed earnings allocated to participating securities	395	653	1,248	1,930
Net income available to common shareholders-Voting	$1,645	$2,391	$5,102	$7,065

Net income attributable to Pathfinder Bancorp, Inc.	$2,176	$3,180	$6,757	$9,402
Voting Common Stock dividends	422	411	1,256	1,231
Warrant dividends	12	11	34	34
Undistributed earnings allocated to participating securities	1,257	2,034	3,950	5,994
Net income available to common shareholders-Series A Non-Voting	$485	$724	$1,517	$2,143

Basic and diluted weighted average common shares outstanding-Voting	4,671	4,564	4,640	4,550
Basic and diluted weighted average common shares outstanding-Series A Non-Voting	1,380	1,380	1,380	1,380

Basic and diluted earnings per common share-Voting	$0.35	$0.52	$1.10	$1.55
Basic and diluted earnings per common share-Series A Non-Voting	$0.35	$0.52	$1.10	$1.55

Note 4: Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	September 30, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$42,034	$295	$(4,183)	$38,146
State and political subdivisions	33,157	-	(4,014)	29,143
Corporate	11,519	389	(501)	11,407
Asset backed securities	17,751	-	(377)	17,374
Residential mortgage-backed - US agency	21,826	-	(1,474)	20,352
Collateralized mortgage obligations - US agency	13,534	-	(1,343)	12,191
Collateralized mortgage obligations - Private label	82,692	105	(4,768)	78,029
Total	222,513	789	(16,660)	206,642
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$222,719	$789	$(16,660)	$206,848

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$3,770	$-	$(415)	$3,355
State and political subdivisions	15,698	-	(2,562)	13,136
Corporate	45,436	22	(4,004)	41,454
Asset backed securities	17,609	-	(1,277)	16,332
Residential mortgage-backed - US agency	7,206	-	(893)	6,313
Collateralized mortgage obligations - US agency	13,339	-	(1,691)	11,648
Collateralized mortgage obligations - Private label	82,957	31	(4,651)	78,337
Total	186,015	53	(15,493)	170,575
Less: Allowance for credit losses	426	-	-	-
Total held-to-maturity	$185,589	$53	$(15,493)	$170,575

	December 31, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$32,533	$37	$(3,206)	$29,364
State and political subdivisions	48,002	384	(3,001)	45,385
Corporate	11,803	676	(650)	11,829
Asset backed securities	16,059	-	(659)	15,400
Residential mortgage-backed - US agency	17,982	-	(1,582)	16,400
Collateralized mortgage obligations - US agency	13,070	-	(1,362)	11,708
Collateralized mortgage obligations - Private label	65,781	8	(4,355)	61,434
Total	205,230	1,105	(14,815)	191,520
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$205,436	$1,105	$(14,815)	$191,726

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$3,852	$-	$(280)	$3,572
State and political subdivisions	15,211	-	(2,340)	12,871
Corporate	45,086	2	(2,586)	42,502
Asset backed securities	19,158	-	(1,291)	17,867
Residential mortgage-backed - US agency	7,489	-	(739)	6,750
Collateralized mortgage obligations - US agency	15,109	-	(1,251)	13,858
Collateralized mortgage obligations - Private label	88,497	4	(4,430)	84,071
Total held-to-maturity	$194,402	$6	$(12,917)	$181,491

The amortized cost and estimated fair value of debt investments at September 30, 2023 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$8,603	$8,953	$1,136	$1,129
Due after one year through five years	11,254	10,604	19,536	18,879
Due after five years through ten years	36,174	32,090	43,469	38,405
Due after ten years	48,430	44,423	18,372	15,864
Sub-total	104,461	96,070	82,513	74,277
Residential mortgage-backed - US agency	21,826	20,352	7,206	6,313
Collateralized mortgage obligations - US agency	13,534	12,191	13,339	11,648
Collateralized mortgage obligations - Private label	82,692	78,029	82,957	78,337
Totals	$222,513	$206,642	$186,015	$170,575

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	September 30, 2023
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(In thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSEs	3	$(42)	$5,963	3	$(4,141)	$24,819	6	$(4,183)	$30,782
State and political subdivisions	1	(25)	1,387	24	(3,989)	27,756	25	(4,014)	29,143
Corporate	2	(1)	1,500	5	(500)	4,221	7	(501)	5,721
Asset backed securities	1	(14)	954	10	(363)	14,404	11	(377)	15,358
Residential mortgage-backed - US agency	1	(1)	5,372	15	(1,473)	14,981	16	(1,474)	20,353
Collateralized mortgage obligations - US agency	2	(59)	3,920	11	(1,284)	8,271	13	(1,343)	12,191
Collateralized mortgage obligations - Private label	12	(293)	23,505	32	(4,475)	46,483	44	(4,768)	69,988
Totals	22	$(435)	$42,601	100	$(16,225)	$140,935	122	$(16,660)	$183,536
Held-to-Maturity Portfolio
US Treasury, agencies and GSEs	-	$-	$-	2	$(415)	$3,355	2	$(415)	$3,355
State and political subdivisions	5	(41)	1,052	14	(2,521)	12,083	19	(2,562)	13,135
Corporate	2	(142)	858	38	(3,862)	32,397	40	(4,004)	33,255
Asset backed securities	2	(11)	2,938	8	(1,266)	11,163	10	(1,277)	14,101
Residential mortgage-backed - US agency	3	(3)	1,452	9	(890)	4,861	12	(893)	6,313
Collateralized mortgage obligations - US agency	-	-	-	10	(1,691)	11,648	10	(1,691)	11,648
Collateralized mortgage obligations - Private label	10	(417)	13,068	42	(4,234)	58,610	52	(4,651)	71,678
Totals	22	$(614)	$19,368	123	$(14,879)	$134,117	145	$(15,493)	$153,485

	December 31, 2022
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(In thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSEs	-	$-	$-	3	$(3,206)	$26,167	3	$(3,206)	$26,167
State and political subdivisions	10	(830)	12,601	17	(2,171)	20,128	27	(3,001)	32,729
Corporate	7	(269)	5,720	2	(381)	1,319	9	(650)	7,039
Asset backed securities	5	(148)	5,473	5	(511)	9,926	10	(659)	15,399
Residential mortgage-backed - US agency	10	(131)	2,747	5	(1,451)	13,653	15	(1,582)	16,400
Collateralized mortgage obligations - US agency	6	(238)	4,009	6	(1,124)	7,700	12	(1,362)	11,709
Collateralized mortgage obligations - Private label	15	(1,684)	20,429	19	(2,671)	33,707	34	(4,355)	54,136
Totals	53	$(3,300)	$50,979	57	$(11,515)	$112,600	110	$(14,815)	$163,579
Held-to-Maturity Portfolio
US Treasury, agencies and GSE's	2	$(280)	$3,573	-	-	$-	2	$(280)	$3,573
State and political subdivisions	7	(871)	7,277	7	(1,469)	5,077	14	(2,340)	12,354
Corporate	31	(1,786)	29,213	9	(800)	6,803	40	(2,586)	36,016
Asset backed securities	6	(625)	9,742	3	(666)	3,674	9	(1,291)	13,416
Residential mortgage-backed - US agency	10	(736)	6,577	1	(3)	107	11	(739)	6,684
Collateralized mortgage obligations - US agency	10	(1,236)	12,965	1	(15)	892	11	(1,251)	13,857
Collateralized mortgage obligations - Private label	38	(2,719)	58,061	8	(1,711)	12,532	46	(4,430)	70,593
Totals	104	$(8,253)	$127,408	29	$(4,664)	$29,085	133	$(12,917)	$156,493

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

The portion of the investment securities portfolio, categorized as AFS, with an aggregate amortized historical cost of $222.7 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $16.7 million, or -7.5%, at September 30, 2023. The AFS securities portfolio, with an aggregate amortized historical cost of $205.4 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $14.8 million, or -7.2%, at December 31, 2022. The resultant $1.9 million total decline in the fair value of the AFS investment portfolio's aggregate fair value relative to its aggregate amortized historical cost, in the nine months ended September 30, 2023, was primarily due to changes in the interest rate environment (the general interest rate level and the relationships between shorter-term and longer-term interest rates, known as the 'yield curve') that occurred in that period. These changes in aggregate fair value relative to aggregate amortized historical cost that occurred in the nine months ended September 30, 2023 did not represent any changes in credit loss estimations within the portfolio. Management evaluated the individual securities within the AFS securities portfolio and determined that there was no material credit loss in that portfolio at the adoption date of the CECL methodology on January 1, 2023 or at the reporting date of September 30, 2023. Accordingly, no transition adjustment related to the adoption of ASU 2016-13 was recorded on January 1, 2023 and no impairment charges related to this portfolio were taken in the three and nine months ended September 30, 2023.

The portion of the investment securities portfolio, categorized as HTM, with an aggregate amortized historical cost of $185.6 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $15.5 million, or -8.3%, at September 30, 2023. The portion of the investment securities portfolio, categorized as HTM, with an aggregate amortized historical cost of $194.4 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $12.9 million, or -6.6%, at December 31, 2022. The resultant $2.6 million reduction in the aggregate fair value of the HTM investment portfolio, relative to its aggregate amortized historical cost, during the nine months ended September 30, 2023, was primarily due to changes in the interest rate environment (the general interest rate level and the relationships between shorter-term and longer-term interest rates, known as the 'yield curve') that occurred in that period. These changes in aggregate fair value relative to aggregate amortized historical cost that occurred in the nine months ended September 30, 2023 did not represent any changes in credit loss estimations within the portfolio. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

As a result of the Company's adoption of ASU 2016-13, the Company established a reserve against the recorded aggregate value of the HTM investment securities portfolio in the amount of $450,000 at January 1, 2023. The reserve was determined using a discounted probability of default ("PD") - loss given default ("LGD") model consistent with the methodologies used to calculate the Company's allowance for credit losses ("ACL"). This calculation, applied in the third quarter of 2023, resulted in a $5,000 increase to the allowance for credit losses to $426,000 at September 30, 2023, reflected as an increase to the total periodic provision for credit losses recorded in the third quarter of 2023, related to the portion of the investment securities portfolio categorized as HTM.

The following table depicts a rollforward of the allowance for credit losses on investment securities classified as held-to-maturity for the three months ended September 30, 2023:

(In thousands)	Government Issued and Government Sponsored Enterprise Securities	Mortgage and Asset-backed Securities	Securities Issued By State and Political Subdivisions	Corporate Securities	Total
Balance, June 30, 2023	$-	$22	$2	$397	$421
Provision for credit losses	-	-	-	5	5
Allowance on purchased financial assets with credit deterioration	-	-	-	-	-
Charge-offs of securities	-	-	-	-	-
Recoveries	-	-	-	-	-
Balance, September 30, 2023	$-	$22	$2	$402	$426

The following table depicts a rollforward of the allowance for credit losses on investment securities classified as held-to-maturity for the nine months ended September 30, 2023:

(In thousands)	Government Issued and Government Sponsored Enterprise Securities	Mortgage and Asset-backed Securities	Securities Issued By State and Political Subdivisions	Corporate Securities	Total
Balance, December 31, 2022	$-	$-	$-	$-	$-
Adjustment for the adoption of ASU 2016-13	-	40	1	409	450
Provision for credit losses	-	(18)	1	(7)	(24)
Allowance on purchased financial assets with credit deterioration	-	-	-	-	-
Charge-offs of securities	-	-	-	-	-
Recoveries	-	-	-	-	-
Balance, September 30, 2023	$-	$22	$2	$402	$426

The Company monitors the credit quality of the debt securities categorized as HTM primarily through the use of NRSRO credit ratings. These assessments are made on a quarterly basis. The following table summarizes the amortized cost of debt securities categorized as HTM at September 30, 2023, aggregated by credit quality indicators:

(In thousands)
AAA or equivalent	$43,298
AA or equivalent, including securities issued by the United States Government or Government Sponsored Enterprises	48,032
A or equivalent	$22,312
BBB or equivalent	15,546
BB or equivalent	$983
Unrated	55,844
Total	$186,015

Gross realized gains (losses) on sales and redemptions of securities for the indicated periods are detailed below:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2023	2022	2023	2022
Realized gains on investments	$-	$-	$2,021	$37
Realized losses on investments	(13)	(198)	(1,961)	(205)
Total	$(13)	$(198)	$60	$(168)

As of September 30, 2023 and December 31, 2022, securities with a fair value of $90.3 million and $99.8 million, respectively, were pledged to collateralize certain municipal deposit relationships. As of the same dates, securities with a fair value of $64.0 million and $38.1 million, respectively, were pledged against certain borrowing arrangements.

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

The composition of net periodic pension plan and postretirement plan costs for the indicated periods is as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	For the three months ended September 30,				For the nine months ended September 30,
(In thousands)	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$-	$-	$-	$-	$-	$-	$-	$-
Interest cost	140	116	3	3	421	348	6	9
Expected return on plan assets	(241)	(267)		-	(724)	(801)		-
Amortization of prior service credits		-	(1)	(1)		-	(3)	(4)
Amortization of net losses	57	-	(1)	2	172	-	(3)	5
Net periodic benefit plan (benefit) cost	$(44)	$(151)	$1	$4	$(131)	$(453)	$-	$10

The Company will evaluate the need for further contributions to the defined benefit pension plan during 2023. The prepaid pension asset is recorded in other assets on the consolidated statements of condition as of September 30, 2023 and December 31, 2022.

Note 6: Loans

Major classifications of loans at the indicated dates are as follows:

	September 30,	December 31,
(In thousands)	2023	2022
Residential mortgage loans:
1-4 family first-lien residential mortgages	$252,956	$257,656
Construction	2,090	5,085
Loans held-for-sale	-	19
Total residential mortgage loans	255,046	262,760
Commercial loans:
Real estate	362,822	345,330
Lines of credit	73,497	82,050
Other commercial and industrial	85,506	77,273
Paycheck Protection Program loans	169	203
Tax exempt loans	3,451	4,280
Total commercial loans	525,445	509,136
Consumer loans:
Home equity and junior liens	34,666	34,007
Other consumer	81,319	92,851
Total consumer loans	115,985	126,858
Total loans	896,476	898,754
Net deferred loan fees	(353)	(1,000)
Less allowance for credit losses	15,767	15,319
Loans receivable, net	$880,356	$882,435

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

From time to time, the Bank acquires diversified pools of loans, originated by unrelated third parties, as part of the Company’s overall balance sheet management strategies. These acquisitions took place with nine separate transactions, that occurred between 2017 and 2019, with an additional six transactions occurring in 2021. The following tables detail the purchased loan pool positions held by the Bank at September 30, 2023 and December 31, 2022 (the month/year of the earliest acquisition date is depicted in parentheses):

(In thousands, except number of loans)	September 30, 2023
	Original Balance	Current Balance	Unamortized Premium/ (Discount)	Number of Loans	Maturity Range	Cumulative net charge-offs
Commercial and industrial loans (6/2019)	$6,800	$1,800	$-	20	2-6 years	$-
Home equity lines of credit (8/2019)	21,900	4,900	137	128	1-26 years	-
Unsecured consumer loan pool 2 (11/2019)	26,600	700	3	181	0-3 years	-
Residential real estate loans (12/2019)	4,300	3,700	231	48	17-22 years	-
Unsecured consumer loan pool 1 (12/2019)	5,400	1,200	-	46	1-4 years	-
Unsecured consumer installment loans pool 3 (12/2019)	10,300	500	22	186	0-9 years	69
Secured consumer installment loans pool 4 (12/2020)	14,500	10,700	(1,302)	502	22-23 years	-
Unsecured consumer loans pool 5 (1/2021)	24,400	16,100	(437)	661	7-22 years	-
Revolving commercial line of credit 1 (3/2021)	11,600	12,300	5	1	0-1 year	-
Secured consumer installment loans (11/2021)	21,300	18,500	(3,009)	826	17-24 years	-
Revolving commercial line of credit 2 (11/2021)	10,500	4,300	4	1	0-1 year	-
Unsecured consumer loans pool 6 (11/2021)	22,200	18,800	(2,235)	526	7-24 years	-
Total	$179,800	$93,500	$(6,581)	3,126		$69

(In thousands, except number of loans)	December 31, 2022
	Original Balance	Current Balance	Unamortized Premium/ (Discount)	Number of Loans	Maturity Range	Cumulative net charge-offs
Automobile loans (1/2017) paid in full at 6/30/23	$50,400	$4,200	$128	537	0-4 years	$247
Commercial and industrial loans (6/2019)	6,800	2,100	-	22	3-7 years	-
Home equity lines of credit (8/2019)	21,900	6,000	189	143	1-27 years	-
Unsecured consumer loan pool 2 (11/2019)	26,600	1,500	11	320	0-2 years	-
Residential real estate loans (12/2019)	4,300	3,900	240	49	16-22 years	-
Unsecured consumer loan pool 1 (12/2019)	5,400	1,600	-	50	1-4 years	-
Unsecured consumer installment loans pool 3 (12/2019)	10,300	1,000	38	354	0-9 years	63
Secured consumer installment loans pool 4 (12/2020)	14,500	11,300	(1,484)	518	23-24 years	-
Unsecured consumer loans pool 5 (1/2021)	24,400	17,300	(485)	678	8-24 years	-
Revolving commercial line of credit 1 (3/2021)	11,600	11,400	14	1	0-1 year	-
Secured consumer installment loans (11/2021)	21,300	19,700	(3,237)	850	18-25 years	-
Revolving commercial line of credit 2 (11/2021)	10,500	15,000	23	1	0-1 year	-
Unsecured consumer loans pool 6 (11/2021)	22,200	20,200	(2,441)	540	8-24 years	-
Total	$230,200	$115,200	$(7,004)	4,063		$310

At September 30, 2023 the ACL related to these pools was $2.1 million. As of September 30, 2023 and December 31, 2022, residential mortgage loans with a carrying value of $114.4 million and $110.3 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

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
Other consumer

The following tables present the classes of the loan portfolio, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

								Revolving
	Term Loans By Origination Year						Revolving	loans converted
(In thousands)	2023	2022	2021	2020	2019	Prior	Loans	to term loans	Total
Commercial Real Estate:
Pass	$39,528	$68,969	$60,100	$29,609	$51,743	$87,664	$-	$-	$337,613
Special Mention	-	14,022	-	-	-	823	-	-	14,845
Substandard	769	500	2,342	739	396	5,458	-	-	10,204
Doubtful	-	-	-	-	-	160	-	-	160
Total Commercial Real Estate	40,297	83,491	62,442	30,348	52,139	94,105	-	-	362,822
Commercial Lines of Credit:
Pass	-	-	-	-	-	-	63,301	7,238	70,539
Special Mention	-	-	-	-	-	-	647	167	814
Substandard	-	-	-	-	-	-	743	1,384	2,127
Doubtful	-	-	-	-	-	-	-	17	17
Total Commercial Lines of Credit	-	-	-	-	-	-	64,691	8,806	73,497
Other Commercial and Industrial:
Pass	18,879	18,819	6,914	5,943	8,437	12,793	4,020	-	75,805
Special Mention	2,480	2	249	76	-	34	-	-	2,841
Substandard	1,435	1,171	941	757	213	2,343	-	-	6,860
Doubtful	-	-	-	-	-	-	-	-	-
Total Other Commercial and Industrial	22,794	19,992	8,104	6,776	8,650	15,170	4,020	-	85,506
Paycheck Protection Program Loans
Pass	-	-	-	169	-	-	-	-	169
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Paycheck Protection Program Loans	-	-	-	169	-	-	-	-	169
Tax Exempt Loans
Pass	-	-	32	196	6	3,217	-	-	3,451
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Tax Exempt Loans	-	-	32	196	6	3,217	-	-	3,451

								Revolving
	Term Loans By Origination Year						Revolving	loans converted
(In thousands)	2023	2022	2021	2020	2019	Prior	Loans	to term loans	Total
1-4 family first-lien residential mortgages:
Pass	$6,873	$32,585	$52,220	$40,478	$18,902	$97,486	$-	$-	$248,544
Special Mention	-	-	1,471	46	61	314	-	-	1,892
Substandard	-	-	139	447	222	1,085	-	-	1,893
Doubtful	-	-	-	154	-	473	-	-	627
Total 1-4 family first-lien residential mortgages	6,873	32,585	53,830	41,125	19,185	99,358	-	-	252,956
Construction:
Pass	2,090	-	-	-	-	-	-	-	2,090
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Construction	2,090	-	-	-	-	-	-	-	2,090
Home Equity and Junior Liens:
Pass	8,256	2,122	1,502	802	610	2,241	17,693	685	33,911
Special Mention	-	-	-	-	-	-	20	9	29
Substandard	-	-	67	-	-	29	630	-	726
Doubtful	-	-	-	-	-	-	-	-	-
Total Home Equity and Junior Liens	8,256	2,122	1,569	802	610	2,270	18,343	694	34,666
Other Consumer:
Pass	69,076	4,291	3,226	1,455	1,735	1,454	-	-	81,237
Special Mention	-	14	18	6	3	1	-	-	42
Substandard	-	5	8	16	4	7	-	-	40
Doubtful	-	-	-	-	-	-	-	-	-
Total Other Consumer	69,076	4,310	3,252	1,477	1,742	1,462	-	-	81,319
Net Deferred Loan Fees	(237)	32	98	63	(58)	(251)	-	-	(353)
Total loans	$149,149	$142,532	$129,327	$80,956	$82,274	$215,331	$87,054	$9,500	$896,123

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

An aging analysis of past due loans, not including net deferred loan costs, segregated by portfolio segment and class of loans, as of September 30, 2023 and December 31, 2022, are detailed in the following tables:

	September 30, 2023

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,262	$1,846	$1,610	$4,718	$248,238	$252,956
Construction	-	-	-	$-	2,090	2,090
Loans held-for-sale	-	-	-	$-	-	-
Total residential mortgage loans	1,262	1,846	1,610	4,718	250,328	255,046
Commercial loans:
Real estate	4,090	1,457	6,280	11,827	350,995	362,822
Lines of credit	1,759	10	1,513	3,282	70,215	73,497
Other commercial and industrial	571	541	3,710	4,822	80,684	85,506
Paycheck Protection Program loans	-	-	-	-	169	169
Tax exempt loans	-	-	-	-	3,451	3,451
Total commercial loans	6,420	2,008	11,503	19,931	505,514	525,445
Consumer loans:
Home equity and junior liens	73	69	237	379	34,287	34,666
Other consumer	683	322	2,629	3,634	77,685	81,319
Total consumer loans	756	391	2,866	4,013	111,972	115,985
Total loans	$8,438	$4,245	$15,979	$28,662	$867,814	$896,476

	As of December 31, 2022

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,627	$620	$932	$3,179	$254,477	$257,656
Construction	-	-	-	-	5,085	5,085
Loans held-for-sale	-	-	-	-	19	19
Total residential mortgage loans	1,627	620	932	3,179	259,581	262,760
Commercial loans:
Real estate	4,974	854	3,499	9,327	336,003	345,330
Lines of credit	1,280	1,584	298	3,162	78,888	82,050
Other commercial and industrial	4,721	999	1,738	7,458	69,815	77,273
Paycheck Protection Program loans	-	-	-	-	203	203
Tax exempt loans	-	-	-	-	4,280	4,280
Total commercial loans	10,975	3,437	5,535	19,947	489,189	509,136
Consumer loans:
Home equity and junior liens	23	17	279	319	33,688	34,007
Other consumer	391	239	1,904	2,534	90,317	92,851
Total consumer loans	414	256	2,183	2,853	124,005	126,858
Total loans	$13,016	$4,313	$8,650	$25,979	$872,775	$898,754

Nonaccrual loans, segregated by class of loan, were as follows:

	September 30,	December 31,
(In thousands)	2023	2022
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,659	$1,112
	1,659	1,112
Commercial loans:
Real estate	6,404	3,504
Lines of credit	1,529	332
Other commercial and industrial	3,710	1,884
	11,643	5,720
Consumer loans:
Home equity and junior liens	237	279
Other consumer	2,634	1,904
Total consumer loans	2,871	2,183
Total nonaccrual loans	$16,173	$9,015

At September 30, 2023, the Bank's 133 nonperforming loans represented 1.8% of total loans, with an aggregate outstanding balance of $16.2 million, as compared to 126 loans with an aggregate outstanding balance of $9.0 million at December 31, 2022. This increase in nonaccrual balances of $7.1 million was primarily the result of the downgrade of two significant commercial real estate and commercial loan relationships. At September 30, 2023, the number of nonaccrual loans related to these two relationships was 19 loans, with an aggregate outstanding balance of $11.5 million, as compared to five loans with an aggregate outstanding balance of $1.7 million at December 31, 2022. Management is closely monitoring all nonaccrual loans and has incorporated its current estimate of the ultimate collectability of these loans into the reported allowance for credit losses at September 30, 2023.

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

Impaired Loans

The following table summarizes impaired loan information by portfolio class at the indicated dates:

	September 30, 2023			December 31, 2022
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$757	$757	$-	$1,048	$1,048	$-
Commercial real estate	6,580	6,580	-	5,283	5,386	-
Commercial lines of credit	500	500	-	2,218	2,218	-
Other commercial and industrial	3,087	3,087	-	2,780	2,829	-
Home equity and junior liens	82	82	-	182	182	-

With an allowance recorded:
1-4 family first-lien residential mortgages	925	925	126	450	450	91
Commercial real estate	4,944	4,944	598	2,625	2,625	346
Commercial lines of credit	1,552	1,566	1,092	3,059	3,066	2,957
Other commercial and industrial	3,672	3,672	1,564	1,998	1,998	1,285
Home equity and junior liens	630	630	147	536	536	114

Total:
1-4 family first-lien residential mortgages	1,682	1,682	126	1,498	1,498	91
Commercial real estate	11,524	11,524	598	7,908	8,011	346
Commercial lines of credit	2,052	2,066	1,092	5,277	5,284	2,957
Other commercial and industrial	6,759	6,759	1,564	4,778	4,827	1,285
Home equity and junior liens	712	712	147	718	718	114
Totals	$22,729	$22,743	$3,527	$20,179	$20,338	$4,793

The following table presents the average recorded investment in impaired loans for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
1-4 family first-lien residential mortgages	$1,678	$1,133	$1,586	$1,165
Commercial real estate	10,559	7,124	9,875	7,130
Commercial lines of credit	2,644	2,089	3,265	1,120
Other commercial and industrial	7,722	3,302	7,119	2,750
Home equity and junior liens	666	627	691	629
Total	$23,269	$14,275	$22,536	$12,794

The following table presents the cash basis interest income recognized on impaired loans for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
1-4 family first-lien residential mortgages	$17	$12	$58	$41
Commercial real estate	95	78	231	227
Commercial lines of credit	75	45	107	90
Other commercial and industrial	88	48	145	184
Home equity and junior liens	15	16	42	19
Total	$290	$199	$583	$561

Note 7: Allowance for Credit Losses

Management extensively reviews recent trends in historical losses, qualitative factors, including concentrations of loans to related borrowers and concentrations of loans by collateral type, and specific reserve requirements on loans individually evaluated in its determination of the adequacy of the credit losses. We recorded $833,000 in provision for credit losses for the three month period ended September 30, 2023, as compared to $710,000 for the three month period ended September 30, 2022. For the first nine months of 2023, we recorded $2.7 million in provision for credit losses compared to $871,000 in the first nine months of the prior year.

The increase in provision for credit losses in in the three and nine months ended September 30, 2023, as compared to the same three and nine month periods in 2022, primarily reflected the recording of additional reserves related to two large loan relationships. The two loan relationships consisted of 19 loans, with aggregate outstanding balances of $11.5 million.

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

The transition to CECL on January 1, 2023 also required that new reserves be created in the amounts of $450,000 and $552,000, related to held-to-maturity investments and unfunded commitments, respectively. Including the $1.9 million CECL transition adjustment related to loans, described above, the total CECL transition adjustment related to loans, securities classified as held-to-maturity and unfunded commitments was $2.9 million on January 1, 2023. This amount was recorded to retained earnings on that date and was not included in net income in 2023.

The total provision for credit losses ("PCL") for the three and nine months ended September 30, 2023 was $871,000 and $2.7 million, respectively, of which $798,000 and $2.7 million related to the Company's loan portfolio for the three and nine months ended September 30, 2023, respectively. The ACL related to loans was therefore $15.8 million at September 30, 2023, composed of $7.1 million related to specifically-identified loans, $4.8 million in reserves calculated using quantitative methodologies based on historical loss experience and $3.9 million based on qualitative factors, as determined by management. In addition, during the third quarter of 2023, the Company recorded modest PCL increases of $5,000 and $30,000 for reserves related to securities classified as held-to-maturity and unfunded commitments, respectively.

The following table summarizes all activity related to the ACL from December 31, 2022 to September 30, 2023 and to the recorded PCL for the three and nine months ended September 30, 2023:

(In thousands)
ACL - loans	ILM 12/31/2022	CECL transition adjustment 1/1/2023	CECL ACL at 1/1/2023	Q1 2023 Charge-offs	Q1 2023 Recoveries	Q1 2023 PCL	CECL ACL at 3/31/2023	Q2 2023 Charge-offs	Q2 2023 Recoveries	Q2 2023 PCL	CECL ACL at 6/30/2023	Q3 2023 Charge-offs	Q3 2023 Recoveries	Q3 2023 PCL	CECL ACL at 9/30/2023
Specifically-identified loans	$4,793	$-	$4,793	$-	$-	$834	$5,627	$263	$-	$1,004	$6,368	$-	$-	$692	$7,060
Pooled loans under ILM	10,526	(10,526)	-	-	-	-	-	-	-	-	-	-	-	-	-
Pooled loans under CECL - Quantitative		8,444	8,444	100	92	255	8,691	109	116	(106)	8,592	3,874	45	17	4,780
Pooled loans under CECL - Qualitative		3,965	3,965	19		(397)	3,549	-	-	287	3,836	-	-	89	3,925
Total ACL related to loans	$15,319	$1,883	$17,202	$119	$92	$692	$17,867	$372	$116	$1,185	$18,796	$3,874	$45	$798	$15,765

ACL - related to held-to-maturity investments (1)	-	450	450	-	-	-	450	-	-	(29)	421	-	-	5	426
ACL - related to unfunded commitments (2)	-	552	552	-	-	-	552	-	-	(16)	536	-	-	30	566
		$2,885				$692				$1,140				$833

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

	For the three months ended September 30, 2023
	1-4 family
	first-lien	Residential				Other	Paycheck
	residential	construction	Commercial		Commercial	commercial	Protection
(In thousands)	mortgage	mortgage	real estate		lines of credit	and industrial	Program
Allowance for credit losses:
Beginning Balance	$2,036	$634	$5,431		$2,620	$5,192	$-
Charge-offs	(60)	-	-		(1,230)	(2,499)	-
Recoveries	-	-	24		-	5	-
Provisions (credits)	31	238	(401)		483	343	-
Ending balance	$2,007	$872	$5,054		$1,873	$3,041	$-
Ending balance: related to loans individually evaluated for impairment	$126	$-	$598		$1,093	$1,564	$-
Ending balance: related to loans collectively evaluated for impairment	$1,881	$872	$4,456		$780	$1,477	$-
Loans receivables:
Ending balance	$252,956	$2,090	$362,822		$73,497	$85,506	$169
Ending balance: individually evaluated for impairment	$1,681	$-	$11,525		$2,052	$6,759	$-
Ending balance: collectively evaluated for impairment	$251,275	$2,090	$351,297		$71,445	$78,747	$169

		Home equity	Other
	Tax exempt	and junior liens	Consumer		Total
Allowance for credit losses:
Beginning Balance	$15	$682	$2,186		$18,796
Charge-offs	-	-	(84)		(3,873)
Recoveries	-	-	17		46
Provisions (credits)	(2)	40	66	-	798
Ending balance	$13	$722	$2,185		15,767
Ending balance: related to loans individually evaluated for impairment	$-	$147	$-		$3,528
Ending balance: related to loans collectively evaluated for impairment	$13	$575	$2,185		$12,239
Loans receivables:
Ending balance	$3,451	$34,666	$81,319		$896,476
Ending balance: individually evaluated for impairment	$-	$712	$-		$22,729
Ending balance: collectively evaluated for impairment	$3,451	$33,954	$81,319		$873,747

	For the nine months ended September 30, 2023
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for credit losses:
Beginning Balance	$714	$-	$5,881	$3,990	$2,944
Adoption of New Accounting Standard	1,396	969	(1,744)	95	10
Charge-offs	(60)	-	-	(1,230)	(2,798)
Recoveries	-	-	24	1	132
Provisions (credits)	(43)	(97)	893	(983)	2,753
Ending balance	$2,007	$872	$5,054	$1,873	$3,041

	Tax exempt	Home equity and junior liens	Other consumer	Total
Allowance for credit losses:
Beginning Balance	$3	$741	$1,046	15,319
Adoption of New Accounting Standard	14	(97)	1,243	1,886
Charge-offs	-	-	(277)	(4,365)
Recoveries	-	-	95	252
Provisions (credits)	(4)	78	78	2,675
Ending balance	$13	$722	$2,185	$15,767

	For the three months ended September 30, 2022
	1-4 family
	first-lien	Residential			Other	Paycheck
	residential	construction	Commercial	Commercial	commercial	Protection
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial	Program
Allowance for credit losses:
Beginning Balance	$897	$-	$5,522	$1,157	$2,616	$-
Charge-offs	-	-	-	-	(134)	-
Recoveries	-	-	-	-	-	-
Provisions (credits)	(85)	-	234	2,212	(205)	-
Ending balance	$812	$-	$5,756	$3,369	$2,277	$-
Ending balance: related to loans individually evaluated for impairment	$92	$-	$339	$2,184	$687	$-
Ending balance: related to loans collectively evaluated for impairment	$720	$-	$5,417	$1,185	$1,590	$-
Loans receivables:
Ending balance	$245,428	$14,623	$337,392	$80,717	$74,641	$693
Ending balance: individually evaluated for impairment	$1,125	$-	$7,291	$4,033	$4,647	$-
Ending balance: collectively evaluated for impairment	$244,303	$14,623	$330,101	$76,684	$69,994	$693

		Home equity	Other
	Tax exempt	and junior liens	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$4	$750	$1,543	$589	$13,078
Charge-offs	-	-	(42)	-	(176)
Recoveries	-	-	20	-	20
Provisions (credits)	(1)	(321)	(578)	(546)	710
Ending balance	$3	$429	$943	$43	$13,632
Ending balance: related to loans individually evaluated for impairment	$-	$114	$-	$-	$3,416
Ending balance: related to loans collectively evaluated for impairment	$3	$316	$943	$43	$10,216
Loans receivables:
Ending balance	$4,344	$33,746	$95,331	$275	$887,190
Ending balance: individually evaluated for impairment	$-	$625	$-	$-	$17,721
Ending balance: collectively evaluated for impairment	$4,344	$33,121	$95,331	$275	$869,469

	For the nine months ended September 30, 2022
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for credit losses:
Beginning Balance	$872	$-	$5,308	$935	$2,762
Charge-offs	(29)	-	(23)	(38)	(334)
Recoveries	-	-	250	-	46
Provisions (credits)	(31)	-	221	2,472	(197)
Ending balance	$812	$-	$5,756	$3,369	$2,277

	Tax exempt	Home equity and junior liens	Other consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$3	$774	$1,297	$984	$12,935
Charge-offs	-	-	(122)	-	(546)
Recoveries	-	-	76	-	372
Provisions (credits)	-	(345)	(308)	(941)	871
Ending balance	$3	$429	$943	$43	$13,632

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

The allocation of the allowance for credit losses summarized on the basis of the Company’s calculation methodology was as follows:

	September 30, 2023
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$126	$-	$598	$1,093	$1,564
Historical loss rate	1,540	650	2,662	198	1,012
Qualitative factors	341	222	1,794	582	465
Total	$2,007	$872	$5,054	$1,873	$3,041

		Home equity	Other
	Tax exempt	and junior liens	consumer	Total
Specifically reserved	$-	$456	$1,818	$5,655
Historical loss rate	4	192	323	6,581
Qualitative factors	9	74	44	3,531
Total	$13	$722	$2,185	$15,767

	December 31, 2022
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$91	$-	$346	$2,957	$1,285
Historical loss rate	5	-	(32)	-	97
Qualitative factors	618	-	5,567	1,033	1,562
Total	$714	$-	$5,881	$3,990	$2,944

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated	Total
Specifically reserved	$-	$114	$-	$-	$4,793
Historical loss rate	-	321	708	-	1,099
Qualitative factors	3	306	338	-	9,427
Other	-	-	-	-	-
Total	$3	$741	$1,046	$-	$15,319

Note 8: Foreclosed Real Estate

The Company is required to disclose the carrying amount of foreclosed real estate properties held as a result of obtaining physical possession of the property at each reporting period.

(In thousands)	Number of properties	September 30, 2023	Number of properties	December 31, 2022
Foreclosed real estate	5	$189	2	$221

At September 30, 2023 and December 31, 2022, the Company reported $1.3 million and $542,000, respectively, in real estate loans in the process of foreclosure.

Note 9: Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Generally, all letters of credit, when issued have expiration dates within one year. The credit risks involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had $1.8 million of standby letters of credit as of September 30, 2023. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. No provision for credit losses have been made for these commitments. The fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The Company holds two corporate investment securities with an amortized historical cost of $4.1 million and an aggregate fair market value of $4.4 million as of September 30, 2023. These securities have an aggregate valuation that is determined using published net asset values (NAV) derived by an analysis of the securities’ underlying assets. These securities are comprised primarily of broadly-diversified real estate holdings and are traded in secondary markets on an infrequent basis. While these securities are redeemable at least annually through tender offers made by respective issuers, the liquidation value of these securities may be below stated NAVs and also subject to restrictions as to the amount that can be redeemed at any single scheduled redemption. The Company anticipates that these securities will be redeemed by respective issuers on indeterminate future dates as a consequence of the ultimate liquidation strategies employed by the managers of these portfolios.

The Company held two private equity security investments, acquired in 2022, with an aggregate value of $3.0 million at September 30, 2023, valued utilizing the unit of account (NAV) which includes; financial metrics for the company, specific operating key performance indicators, and market-related inputs.

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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	September 30, 2023
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$38,146	$-	$38,146
State and political subdivisions	-	29,143	-	29,143
Corporate	-	6,961	-	6,961
Asset backed securities	-	17,374	-	17,374
Residential mortgage-backed - US agency	-	20,352	-	20,352
Collateralized mortgage obligations - US agency	-	12,191	-	12,191
Collateralized mortgage obligations - Private label	-	78,029	-	78,029
Total		202,196		202,196
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Other Securities:
Corporate measured at NAV	-	-	-	4,446
Total available-for-sale securities	$206	$202,196	$-	$206,848

Marketable equity securities measured at NAV	$-	$-	$-	$3,013

Interest rate swap derivative fair value hedges (unrealized gain carried as receivable from derivative counterparties)	$-	$12,516	$-	$12,516

Interest rate swap derivative cash flow hedges (unrealized loss carried as payable to derivative counterparties)	$-	$909	$-	$909

	December 31, 2022
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$29,364	$-	$29,364
State and political subdivisions	-	45,385	-	45,385
Corporate	-	7,066	-	7,066
Asset backed securities	-	15,400	-	15,400
Residential mortgage-backed - US agency	-	16,400	-	16,400
Collateralized mortgage obligations - US agency	-	11,708	-	11,708
Collateralized mortgage obligations - Private label	-	61,434	-	61,434
Total	-	186,757	-	186,757
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Other Securities:
Corporate measured at NAV	-	-	-	4,763
Total available-for-sale securities	$206	$186,757	$-	$191,726

Marketable equity securities measured at NAV	$-	$-	$-	$1,862

Interest rate swap derivative fair value hedges (unrealized gain carried as receivable from derivative counterparties)	$-	$9,717	$-	$9,717

Interest rate swap derivative cash flow hedges (unrealized gain carried as receivable from derivative counterparties)	$-	$519	$-	$519

Pathfinder Bank had the following assets measured at fair value on a nonrecurring basis as of September 30, 2023 and December 31, 2022:

		September 30, 2023
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$7,225	$7,225
Foreclosed real estate	$-	$-	$189	$189

		December 31, 2022
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$2,328	$2,328
Foreclosed real estate	$-	$-	$221	$221

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at the indicated dates.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At September 30, 2023
Impaired loans	Appraisal of collateral	Discounted Cash Flow	12% - 50% (18%)
Foreclosed real estate	Appraisal of collateral	Costs to Sell	21% - 24% (22%)

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2022
Impaired loans	Appraisal of collateral	Discounted Cash Flow	5% - 35% (17%)
	(Sales Approach)	Costs to Sell	7% - 14% (12%)
Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15% (15%)
	(Sales Approach)	Costs to Sell	6% - 9% (8%)

There have been no transfers of assets into or out of any fair value measurement level during the three or nine months ended September 30, 2023.

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

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		September 30, 2023		December 31, 2022
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$24,474	$24,474	$35,282	$35,282
Investment securities - available-for-sale	2	202,196	202,196	186,757	186,757
Investment securities - available-for-sale	NAV	4,446	4,446	4,763	4,763
Investment securities - marketable equity	NAV	3,013	3,013	1,862	1,862
Investment securities - held-to-maturity	2	185,589	170,575	194,402	181,491
Federal Home Loan Bank stock	2	5,824	5,824	5,982	5,982
Net loans	3	880,356	827,228	882,435	844,892
Accrued interest receivable	1	6,594	6,594	6,168	6,168
Interest rate swap derivative cash flow hedge receivable	2	909	909	519	519
Interest rate derivative fair value hedges receivable - AFS investments	2	6,709	6,709	8,240	8,240
Interest rate derivative fair value hedges receivable - loans	2	5,807	5,807	1,477	1,477

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$632,262	$632,262	$699,624	$699,624
Time Deposits	2	495,591	494,392	425,806	393,676
Borrowings	2	110,613	108,300	115,997	112,877
Subordinated debt	2	29,867	27,660	29,733	27,378
Accrued interest payable	1	1,731	1,731	975	975

Note 11: Interest Rate Derivatives

The Company is exposed to certain risks from both its business operations and changes in economic conditions. As part of managing interest rate risk, the Company enters into standardized interest rate derivative contracts (designated as hedging agreements) to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate hedging agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate hedging agreements are entered into with counterparties that meet the Company's established credit standards and the agreements contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material at September 30, 2023. Interest rate hedging agreements are recorded at fair value as other assets or liabilities. The Company had no material derivative contracts not designated as hedging agreements at September 30, 2023 or December 31, 2022.

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

The Company records various hedges in the consolidated statements of condition at fair value. The Company’s accounting treatment for these derivative instruments is based on the instruments hedge designation determined at the inception of each derivative instrument's contractual term. The following tables show the Company’s outstanding fair value hedges at September 30, 2023 and December 31, 2022:

(In thousands)	Carrying Amount of the Hedged Assets at September 30, 2023	Cumulative Amount of Fair Value Hedging Gains Included in the Carrying Amount of the Hedged Assets at September 30, 2023	Carrying Amount of the Hedged Assets at December 31, 2022	Cumulative Amount of Fair Value Hedging Gains Included in The Carrying Amount of the Hedged Assets at December 31, 2022
Line item on the balance sheet in which the hedged item is included:
Available-for-sale securities (1)	$53,940	$6,709	$68,741	$8,240
Loans receivable (2)	$124,322	$5,807	$37,196	$1,477

(1)
These amounts represent the amortized cost basis of specifically-identified municipal and Government Sponsored Enterprise ("GSE") debt securities designated as the underlying assets for the hedging relationship. The notional amount of the designated hedged item was $53.9 million and $68.7 million at September 30, 2023 and December 31, 2022, respectively. The fair value of the derivative resulted in a net asset position of $6.7 million and $8.2 million recorded by the Company in other assets at September 30, 2023 and December 31, 2022, respectively.

(2)
These amounts include the amortized cost of a specific purchased consumer loan pool and a portion of the Bank's originated residential mortgage loan portfolio designated as the underlying assets for the hedging relationships in which the hedged item is the underlying asset's amortized cost (last layer) projected to be remaining at the end of the contractual term of the hedge instrument. The fair value hedge related to the residential mortgage pool had a notional value of $100 million when it was instituted on April 7, 2023 and had a notional value of $94.3 million at September 30, 2023. The amount of the designated hedged assets were $124.3 million and $37.2 million as of September 30, 2023 and December 31, 2022, respectively. At September 30, 2023, the fair value of the derivatives resulted in a net asset position of $5.8 million recorded by the Company in other assets.

The hedging contracts noted above, accounted for as fair value hedges, increased the yield on investment securities and loans by 0.27% and 0.23%, respectively, in the nine months ended September 30, 2023. The hedging contracts noted above, accounted for as fair value hedges, increased the yield on investment securities and loans by 0.01% and 0.01%, respectively, in the nine months ended September 30, 2022.

The following tables summarize the net effects of the Company's fair value and cash flow hedges for the nine months ended September 30, 2023 and September 30, 2022, respectively:

Fair Value Hedges
Nine Months Ended September 30, 2023
Hedge Category	Average Notional Balance	Period Ending Notional Balance	Net Cash Received (Paid) Recorded In Net Income	Fair Value Receivable (Payable) at Quarter End
Investments	$53,756	$52,120	$1,513	$6,709
Loans	83,701	110,149	1,540	5,807
Total	$137,457	$162,269	$3,053	$12,516

Nine Months Ended September 30, 2022
Hedge Category	Average Notional Balance	Ending Notional Balance	Net Cash Received (Paid) Recorded In Net Income	Fair Value Receivable (Payable) at Quarter End
Investments	$61,659	$66,845	$69	$8,707
Loans	20,700	20,700	62	1,103
Total	$82,359	$87,545	$131	$9,810

Cash Flow Hedges
Nine Months Ended September 30, 2023
Hedge Category	Average Notional Balance	Ending Notional Balance	Net Cash Received (Paid) Recorded In Net Income	Fair Value Receivable (Payable) at Period End
Borrowed Funds	$47,778	$40,000	$748	$909

Nine Months Ended September 30, 2022
Hedge Category	Average Notional Balance	Ending Notional Balance	Net Cash Received (Paid) Recorded In Net Income	Fair Value Receivable (Payable) at Period End
Borrowed Funds	$53,333	$40,000	$(94)	$699

The following table shows the pre-tax gains and losses of the Company’s derivatives designated as cash flow hedges in OCI at September 30, 2023 and December 31, 2022:

(In thousands)	September 30, 2023	December 31, 2022
Cash flow hedges:
Fair market value adjustment interest rate swap	$909	$519
Total gain in comprehensive income	$909	$519

The hedging contracts noted above, accounted for as cash flow hedges, decreased the interest expense associated with MMDA accounts by 0.41% in the nine months ended September 30, 2023 and increased the interest expense associated with MMDA accounts by 0.05% in the nine months ended September 30, 2022.

The amounts of hedge ineffectiveness, recognized at September 30, 2023 and December 31, 2022 for cash flow hedges were not material to the Company’s consolidated results of operations. A portion of, or the entire amount included in accumulated other comprehensive loss would be reclassified into current earnings should a portion of, or the entire hedge, no longer be considered effective. Management believes that the hedges will remain fully effective during the remaining term of the respective hedging contracts. The changes in the fair values of the interest rate hedging agreements primarily result from the effects of changing index interest rates and the reduction of the time each quarter between the measurement date and the contractual maturity date of the hedging instrument.

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

	For the three months ended September 30, 2023
(In thousands)	Net Unrealized Loss on Retirement Plans	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Unrealized Gain on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(2,345)	$(9,495)	$470	$-	$(11,370)
Other comprehensive (loss) income before reclassifications	-	(2,228)	202	-	(2,026)
Amounts reclassified from AOCI	41	(1)	-	-	40
Ending balance	$(2,304)	$(11,724)	$672	$-	$(13,356)

	For the three months ended September 30, 2022
(In thousands)	Net Unrealized Loss on Retirement Plans	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Unrealized Gain on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(1,411)	$(8,421)	$431	$2	$(9,399)
Other comprehensive (loss) income before reclassifications	-	(3,389)	86	-	(3,303)
Amounts reclassified from AOCI	1	136	-	-	137
Ending balance	$(1,410)	$(11,674)	$517	$2	$(12,565)

	For the nine months ended September 30, 2023
(In thousands)	Net Unrealized Loss on Retirement Plans	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Unrealized Gain on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(2,427)	$(10,127)	$382	$-	$(12,172)
Other comprehensive (loss) income before reclassifications	-	(3,023)	290	-	(2,733)
Amounts reclassified from AOCI	123	1,426	-	-	1,549
Ending balance	$(2,304)	$(11,724)	$672	$-	$(13,356)

	For the nine months ended September 30, 2022
(In thousands)	Net Unrealized Loss on Retirement Plans	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Unrealized Gain on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(1,412)	$428	$(286)	$2	$(1,268)
Other comprehensive (loss) income before reclassifications	-	(12,220)	803	-	(11,417)
Amounts reclassified from AOCI	2	118	-	-	120
Ending balance	$(1,410)	$(11,674)	$517	$2	$(12,565)

The following table presents the amounts reclassified out of each component of AOCI for the indicated period:

		Amount Reclassified		Amount Reclassified
		from AOCI (1)		from AOCI (1)
		(Unaudited)		(Unaudited)
(In thousands)		For the three months ended		For the nine months ended
Details about AOCI (1) components	Affected Line Item in the Statement of Income	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Retirement plan items
Retirement plan net losses recognized in plan expenses (2)	Salaries and employee benefits	$(56)	$(1)	$(167)	$(2)
Tax effect	Provision for income taxes	15	-	44	1
	Net (losses)	$(41)	$(1)	$(123)	$(1)
Available-for-sale securities
Realized gain (loss) on sale of securities	Net gains on sales and redemptions of investment securities	$1	$(186)	$(1,932)	$(160)
Tax effect	Provision for income taxes	-	50	506	43
	Net income (losses)	$1	$(136)	$(1,426)	$(117)

(1)
Amounts in parentheses indicates debits in net income.
(2)
These items are included in net periodic pension cost.

See Note 5 for additional information.

Note 13: Noninterest Income

The Company has included the following table regarding the Company’s noninterest income for the periods presented.

	For the three months ended		For the nine months ended
(In thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Service charges on deposit accounts
Insufficient funds fees	$181	$154	$488	$406
Deposit related fees	112	120	321	332
ATM fees	50	60	104	138
Total service charges on deposit accounts	343	334	913	876
Fee Income
Insurance agency revenue	310	258	1,001	849
Investment services revenue	128	140	360	365
ATM fees surcharge	61	66	168	172
Banking house rents collected	54	70	150	172
Total fee income	553	534	1,679	1,558
Card income
Debit card interchange fees	22	180	455	639
Merchant card fees	19	21	46	54
Total card income	41	201	501	693
Mortgage fee income and realized gain on sale of loans and foreclosed real estate
Loan servicing fees	99	74	238	260
Net gains on sales of loans and foreclosed real estate	41	47	183	122
Total mortgage fee income and realized gain on sale of loans and foreclosed real estate	140	121	421	382
Total	1,077	1,190	3,514	3,509
Earnings and gain on bank owned life insurance	165	156	466	441
Net (losses) gains on sale and redemption of investment securities	(13)	(198)	60	(168)
(Losses) gains on marketable equity securities	(39)	-	(208)	39
Other miscellaneous income	3	13	40	239
Total noninterest income	$1,193	$1,161	$3,872	$4,060

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

The components of lease expense are as follows:

	For the three months ended		For the nine months ended
(In thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating lease cost	$53	$57	$170	$170
Finance lease cost	56	21	167	62

Supplemental cash flow information related to leases was as follows:

	For the three months ended		For the nine months ended
(In thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$48	$53	$156	$158
Operating cash flows from finance leases	56	21	167	62
Financing cash flows from finance leases	31	19	93	55

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rate)	September 30, 2023	December 31, 2022
Operating Leases:
Operating lease right-of-use assets	$1,559	$2,098
Operating lease liabilities	1,739	2,417

Finance Leases:
Finance lease right-of-use assets	$4,108	$4,213
Finance lease liability	4,391	4,422

Weighted Average Remaining Lease Term:
Operating Leases	17.28 years	18.28 years
Finance Leases	27.60 years	28.35 years

Weighted Average Discount Rate:
Operating Leases	3.88%	3.85%
Finance Leases	9.40%	9.41%

Maturities of lease liabilities are as follows:

Twelve Months Ending September 30,
(In thousands)
2024	$33
2025	164
2026	166
2027	168
2028	178
Thereafter	5,421
Total minimum lease payments	$6,130

The Company owns certain properties that it leases to unaffiliated third parties at market rates. Lease rental income was $53,000 and $70,000 for the three months ended September 30, 2023 and 2022, respectively. Lease rental income was $149,000 and $172,000 for the nine months ended September 30, 2023 and 2022, respectively. The lease agreements in which the Company is the lessor are a mix of operating and finance leases.

Note 15: Related Party Transactions:

In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). None of the related party loans were classified as nonaccrual, past due, restructured, or potential problem loans at September 30, 2023 or December 31, 2022.

The following represents the activity associated with loans to related parties during the nine months ended September 30, 2023 and the year ended December 31, 2022:

	September 30,	December 31,
(In thousands)	2023	2022
Balance at the beginning of the year	$32,531	$22,427
Originations and related party additions	3,010	15,278
Principal payments and related party removals	(2,558)	(5,174)
Balance at the end of the period	$32,983	$32,531

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

General

The Company is a Maryland corporation headquartered in Oswego, New York. The Company is 100% owned by public shareholders. The primary business of the Company is its investment in Pathfinder Bank (the "Bank"), a New York State chartered commercial bank, which is 100% owned by the Company. The Bank has two wholly owned operating subsidiaries, Pathfinder Risk Management Company, Inc. (“PRMC”) and Whispering Oaks Development Corp. All significant inter-company accounts and activity have been eliminated in consolidation. Although the Company owns, through its subsidiary PRMC, 51% of the membership interest in FitzGibbons Agency, LLC (“FitzGibbons” or “Agency”), the Company is required to consolidate 100% of FitzGibbons within the consolidated financial statements. The 49% of which the Company does not own, is accounted for separately as a noncontrolling interest within the consolidated financial statements. At September 30, 2023, the Company and subsidiaries had total consolidated assets of $1.40 billion, total consolidated liabilities of $1.29 billion and shareholders' equity of $113.8 million, plus noncontrolling interest of $672,000, which represents the 49% of FitzGibbons not owned by the Company.

The following discussion reviews the Company's financial condition at September 30, 2023 and the results of operations for the three and nine month periods ended September 30, 2023 and 2022. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any other period.

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

Loan impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses as compared to the loan carrying value. For all other loans and leases, the Company uses the general allocation methodology that establishes an allowance to estimate the probable incurred loss for each risk-rating category. The measurement of impaired loans is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral, less costs to sell. At September 30, 2023, the Bank’s position in impaired loans consisted of 73 loans totaling $22.8 million. Of these loans, 17 loans, totaling $1.7 million, were valued using the present value of future cash flows method; and 56 loans, totaling $21.1 million, were valued based on a collateral analysis. For all other loans, the Company uses the general allocation methodology that establishes an allowance to estimate the probable incurred loss for each risk-rating category.

In estimating the ACL on loans, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate. At September 30, 2023, the Bank held $521.8 million in commercial real estate and commercial & industrial loans (collectively, commercial loans) representing 58.2% of the Bank’s entire loan portfolio. The Bank allocated $10.0 million to the ACL for these loans, including $2.9 million derived from the use of qualitative factors in the calculation. Given the concentration of ACL allocation to the total commercial loan portfolio and the significant judgments made by management in deriving the qualitative loss factors, management considers the impact that changes in judgments could have on the ACL. The ACL could increase (or decrease) by approximately $712,000, assuming a 25% negative (or positive) change within the group of qualitative factors used to determine the ACL for commercial loans. The sensitivity and related range of impacts for various judgments on the ACL is a hypothetical analysis and is used to determine management’s judgments or assumptions of qualitative loss factors that were utilized at September 30, 2023 in the final recorded estimation of the ACL on loans recognized on the Statements of Financial Condition.

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

Fair values for AFS securities are obtained from unaffiliated third party pricing services. Where available, fair values are based on quoted prices on a nationally recognized securities exchange. If quoted prices are not available, fair values are measured using quoted market prices for similar benchmark securities. Management made no adjustments to the fair value quotes that were provided by the pricing sources. Fair values for marketable equity securities are based on quoted prices on a nationally recognized securities exchange for similar benchmark securities. The fair values of foreclosed real estate and the underlying collateral value of impaired loans are typically determined based on evaluations by third parties, less estimated costs to sell. When necessary, appraisals are updated to reflect changes in market conditions.

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

Recent Events

On September 30, 2023, the Company announced that its Board of Directors declared a cash dividend of $0.09 per share on the Company's voting common and non-voting common stock, and a cash dividend of $0.09 per notional share for the issued warrant relating to the fiscal quarter ended September 30, 2023. The dividends were payable to all shareholders of record on October 20, 2023 and were paid on November 10, 2023.

Overview and Results of Operations

The following represents the significant highlights of the Company’s operating results between the third quarter of 2023 and the third quarter of 2022.

•
Net income attributable to Pathfinder Bancorp, Inc. decreased $1.0 million or 31.6% to $2.2 million.
•
Basic and diluted earnings per voting common share were both $0.35 per share and decreased $0.17 per share from $0.52 per share.
•
Return on average assets decreased 30 basis points to 0.63% due to a decrease in income and increase in average asset balances.
•
Net interest income, after provision for credit losses, decreased $843,000, or 8.4% to $9.2 million. Excluding the provision, net interest income decreased $720,000, or 6.7%, to $10.1 million. The decrease in net interest income, before provision for credit losses, was primarily due to an increase in the average balance of interest-bearing liabilities of $28.9 million, combined with a 183 basis points increase in the average rates paid on interest-bearing liabilities. These increases in interest expense were partially offset by the increase in the average balance of interest-earning assets of $14.4 million, coupled with an increase in the average yield earned on those assets of 126 basis points, from 4.13% for the three months ended September 30, 2022 to 5.39% for the three months ended September 30, 2023.
•
The increase in the provision for credit losses of $123,000 was primarily due to management's decision to downgrade certain commercial real estate and commercial loans within two large credit relationships.
•
The net interest margin for the third quarter of 2023 was 3.07%, a 25 basis points decrease compared to 3.32% for the same quarter in 2022. This reflects a 183 basis points increase in the average cost paid on interest-bearing liabilities, offset by a 126 basis points increase in the average yield earned on interest-earning assets.
•
The effective income tax rate increased 1.2% to 20.7% for the three months ended September 30, 2023 as compared to 19.5% for the same three month period in 2022. The increase in the tax rate in the third quarter of 2023, as compared to the same quarter in 2022, was primarily related to fluctuations in permanent tax differences.

The following represents the significant highlights of the Company’s operating results between the first nine months of 2023 and the first nine months of 2022.

•
Net income decreased $2.6 million, or 28.1%, to $6.8 million.
•
Basic and diluted earnings per voting common share were both $1.10 per share and decreased $0.45 per share from $1.55 per share
•
Return on average assets decreased 29 basis points to 0.65% due to a decrease in income and increase in average asset balances.
•
Net interest income, after provision for credit losses, decreased by $2.3 million, or 7.7%, to $27.1 million. Excluding the provision, net interest income decreased by $464,000, or 1.5%, to $29.8 million. The decrease in net interest income, before provision for credit losses, was primarily due to the increase in total interest expense, partially offset by an increase in interest income.
•
Net interest margin decreased by 16 basis points to 3.02%, primarily as the result of a 165 basis points increase in the average cost of interest-bearing liabilities, offset by a 121 basis points increase in the average yield on interest-earning assets.
•
The effective income tax rate increased 1.3% to 20.6% for the nine months ended September 30, 2023 as compared to 19.3% for the same nine month period in 2022. The increase in the tax rate for the nine months ended September 30, 2023, as compared to the same period in 2022, was primarily related to fluctuations in permanent tax differences and the reversal of a deferred tax asset valuation allowance, during the nine months ended September 30, 2022.

The following reflects the significant changes in financial condition between September 30, 2023 and December 31, 2022. In addition, the following reflects significant changes in asset quality metrics between September 30, 2023 and September 30, 2022.

•
Total assets increased $728,000, or 0.05% to $1.40 billion at September 30, 2023 as compared to December 31, 2022, primarily driven by higher investment securities balances.
•
Asset quality metrics, as measured by net loan charge-offs, increased in comparison to the year prior reporting periods. The annualized net loan charge-offs to average loans ratio was 0.61% for the third quarter of 2023, compared to 0.03% for the third quarter of 2022, and 0.04% for the fourth quarter of 2022.
•
Nonperforming loans to total loans were 1.8% at September 30, 2023, compared to 1.2% at September 30, 2022 and 1.0% at December 31, 2022. Correspondingly, the ratio of the allowance for credit losses to nonperforming loans was 97.5% at September 30, 2023, as compared to 128.3% at September 30, 2022, and 169.9% at December 31, 2022.

The Company had net income of $2.2 million for the three months ended September 30, 2023 compared to net income of $3.2 million for the three months ended September 30, 2022. The $1.0 million decrease in net income was due primarily to a $5.0 million increase in total interest expense, a $123,000 increase in provision for credit losses, and a $386,000 increase in noninterest expense. These year-over-year changes were partially offset by a $4.3 million increase in interest and dividend income, a $199,000 decrease in provision for income taxes, and a $32,000 increase in total noninterest income.

Net interest income before the provision for credit losses decreased $720,000, or 6.7%, to $10.1 million for the three months ended September 30, 2023, as compared to $10.8 million for the same three month period in 2022. The decrease in net interest income was due to a 183 basis points increase in the average cost of total interest-bearing liabilities in the third quarter of 2023, as compared to the same quarter in 2022, combined with a $28.9 million increase in the average balance of total interest-bearing liabilities. The increase in the average rates paid on interest-bearing liabilities in the third quarter of 2023, as compared to the same quarter in 2022, reflects the generally increased rates of interest for all financial instruments that has occurred in 2023 due to the rising interest rate environment and increased competition for deposits.

These decreases in net interest income were partially offset by the result of increases in the average yields of loans and taxable and tax-exempt investment securities portfolios, combined with the increase in the average balance of the loan portfolio of $15.8 million. These increases resulted in a 126 basis points increase to 5.39% in total average interest-earning asset yield for the three months ended September 30, 2023 as compared to 4.13% for the same three month period of the previous year. The increase in the average yield received on interest-earning assets in the third quarter of 2023, as compared to the same quarter in 2022, reflects generally increased rates of interest for newly funded loans and investment securities, as compared to the average yields within these portfolios, as well as increases in coupon rates for certain adjustable-rate loans and securities in the rising interest rate environment that has occurred in 2022 and 2023. To some degree, these increases in the average yield on loans during 2023, were partially offset by reduced fee recognition related to PPP loans. PPP fee recognition revenues were nominal in the third quarter of 2023, as compared to $144,000 in the third quarter of the previous year.

The Company's noninterest income for the third quarter of 2023 amounted to $1.2 million, reflecting an increase of $32,000, compared to the same quarter of 2022. This modest increase was primarily attributable to a $185,000 increase in gains

(losses) on sales and redemptions of investment securities, a $52,000 increase in insurance agency revenue, and a $25,000 increase in loan servicing fees. These increases were largely offset by a $158,000 decrease in debit card interchange fees.

The decline in debit card income was due in part to the recognition of increased customer card rewards program redemption rates among the Bank’s active debit card users. During the third quarter of 2023, the Bank recognized a $73,000 nonrecurring reduction of debit card interchange income to increase its estimate of currently unused rewards that are likely to be redeemed by customers in future periods. This adjustment was made after a re-evaluation of recent customer reward program redemption patterns. Absent this one-time adjustment related to the rewards program, debit card interchange income would have declined by $85,000, or 47.2% for the three months ended September 30, 2023, compared to the same three month period in 2022. The $85,000 quarterly decline in debit card interchange income, not due to the one-time rewards program revenue adjustment, discussed above, was primarily due to changes in the number of debit card processor reporting cycles in the nine months ended September 30, 2023, as compared to the same nine month period in 2022, adjusted on a year-to-date basis in the third quarter of 2023. Debit card interchange income was also reduced by modest declines in consumer transactional deposit accounts and reduced consumer utilization of the Bank’s debit card offerings.

Total noninterest expense for the third quarter of 2023 was $7.7 million, an increase of $386,000, or 5.3%, compared to the same three month period in 2022. The increase was primarily a result of an increase of $225,000 in professional and other service expense, primarily the result of a $154,000 increase in third-party software service costs, related in part to the Company's continuing efforts to increase process automation, and a $61,000 increase in non-recurring consulting fees.

Management extensively reviews recent trends in changes in the size and composition of the loan portfolio, historical loss experience, qualitative factors, and specific reserve requirements on loans individually evaluated, in its determination of the adequacy of the allowance for credit losses. For the three months ended September 30, 2023, $833,000 was recorded in provision for credit losses as compared to $710,000 in the same prior year three month period. The primary driver of the increased provision expense in the third quarter of 2023, was management's decision to downgrade certain commercial real estate loans and commercial loans within two borrower relationships. These relationships are under active resolution management by the Company. Additionally, the provision in the quarter ended September 30, 2023 was reflective of the qualitative factors used in determining the adequacy of the allowance for credit losses and changes in the levels of delinquent and nonaccrual loans. The third quarter provision for credit losses reflects an addition to reserves considering loan growth and asset quality metrics. The credit-sensitive portfolios continue to be carefully monitored, and the Bank will consistently apply its loan classification and reserve building methodologies to the analysis of these portfolios.

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

The total PCL for the three and nine months ended September 30, 2023 was $833,000 and $2.7 million, respectively, of which $798,000 and $2.7 million related to the Company's loan portfolio for the three and nine months ended September 30, 2023, respectively. The ACL related to loans was therefore $15.8 million at September 30, 2023. In addition, during the third quarter of 2023, the Company recorded modest PCL charges of $5,000 and $30,000 for reserves related to held-to-maturity securities and unfunded commitments, respectively.

In comparing the year-over-year third quarter periods, the Company’s return on average assets decreased 30 basis points to 0.63% due to the combined effects of the decrease in net income (the numerator in the ratio), and an increase in average assets (the denominator in the ratio). Average assets increased mostly due to an increase of $15.8 million in the balances of average loans in the third quarter of 2023, as compared to the same quarter of 2022.

The Company had net income of $6.8 million for the nine months ended September 30, 2023 compared to net income of $9.4 million for the nine months ended September 30, 2022. The $2.7 million decrease in net income was due primarily to a $13.7 million increase in total interest expense, a $1.8 million increase in the provision for credit losses, a $686,000 increase in total noninterest expense, and a $188,000 decrease in total noninterest income. These decreases were partially offset by a $13.3 million increase in interest and dividend income, and a $501,000 decrease in provision for income tax.

Net interest income before the provision for credit losses decreased $464,000 to $29.8 million for the nine months ended September 30, 2023, as compared to $30.2 million for the same nine month period in 2022. Interest expense increased $13.7 million to $19.6 million for the nine months ended September 30, 2023 as compared to the prior year period. The average interest rate paid on interest-bearing liabilities increased by 165 basis points for the nine months ended September 30, 2023 as compared to the prior year period, and average interest-bearing liabilities increased by $60.7 million, or 6.0%. Offsetting the increase in interest expense was an increase in average loans for the first nine months of 2023 which grew by $37.7 million, or 4.4%, due to increased loan originations over the prior year period, while the average interest yield earned on average loans increased by 91 basis points, resulting in an increase of $7.4 million in interest income on loans for the nine months ended September 30, 2023 as compared to the prior year period. Income from investment securities increased $5.7 million to $14.2 million for the nine months ended September 30, 2023, as compared to the same prior year period.

Noninterest income decreased $188,000 for the nine months ended September 30, 2023, when compared to the same nine month period in 2022. This decrease was primarily due to a $247,000 loss on marketable equity securities, and a $184,000 decrease in debit card interchange fees, partially offset by a $60,000 gain on sales and redemption of investment securities in the current nine months as compared to a $168,000 loss in the prior nine month period, and a $152,000 increase in insurance agency revenue. The decline in debit card income was due in part to the recognition of increased customer card rewards program redemption rates among the Bank’s active debit card users. During the third quarter of 2023, the Bank recognized a $73,000 nonrecurring reduction of debit card interchange income to increase its estimate of currently unused rewards that are likely to be redeemed by customers in future periods. This adjustment was made after a re-evaluation of recent customer reward program redemption patterns. Absent this one-time adjustment related to the rewards program, debit card interchange income would have declined $111,000, or 17.4%, for the nine months ended September 30, 2023 compared to the same nine month period in 2022.

Total noninterest expense for the first nine month period of 2023 was $22.4 million, an increase of $686,000, or 3.2%, compared with $21.7 million for the prior year period. The increase was primarily a result of an increase in professional and other services of $419,000, higher salaries and employee benefits expense of $213,000, and an increase in building and occupancy of $208,000.

The increase in professional and other services of $419,000 in the first nine months of 2023, as compared to the same period in 2022, was primarily the result of a $282,000 increase in third-party software service costs, related in part to the Company's continuing efforts to increase process automation, a $113,000 increase in non-recurring legal fees, and a $50,000 increase in non-recurring consulting fees. The increase of $213,000 in salaries for the nine months ended September 30, 2023, as compared to the same prior nine month period, was primarily due to increases in individual salaries, enacted early in 2023, as well as modest additions to staff headcount. The Company increased its salary structure where deemed appropriate in order to effectively respond to inflationary and competitive pressures within our marketplace to recruit and retain talent.

The increase in building and occupancy of $208,000 for the nine months ended September 30, 2023, when compared to the same prior year period, was primarily due to the addition of the Bank's eleventh full-service branch in November 2022.

For the first nine months of 2023, the Bank recorded $2.7 million in provision for credit losses as compared to $871,000 in the same prior year nine month period. The provision was reflective of (1) the qualitative factors used in determining the adequacy of the allowance for credit losses, (2) the size of the loan portfolio, and (3) delinquent and nonaccrual loans. The increase in the provision for credit losses in the first nine months of 2023, as compared to the same period in 2022, was primarily related to the downgrade of two commercial real estate and commercial loan relationships, as compared to the same period in the previous year. The credit sensitive portfolios continue to be carefully monitored. Please refer to the asset quality section below for a further discussion of asset quality as it relates to the allowance for credit losses.

Return on average assets decreased 29 basis points to 0.65% between the year-over-year nine month periods as there was a decrease in net income in the nine month period ended September 30, 2023 (the numerator of the ratio) while the rate of average assets (the denominator of the ratio) grew during the period. Average assets increased due to increases in loans of $37.7 million and investment securities of $16.6 million in the nine month period ended September 30, 2023 as compared to the same period of 2022.

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

The following tables set forth information concerning average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the periods indicated. Interest income and resultant yield information in the tables have not been adjusted for tax equivalency. Averages are computed on the daily average balance for each month in the period divided by the number of days in the period. Yields and amounts earned include PPP loan fees income of $3,000 and $688,000 for the nine month periods ended September 30, 2023 and September 30, 2022, respectively. The decrease in loan fees for the year over year periods was primarily due to the decrease in PPP loan fee income. Nonaccrual loans have been included in interest-earning assets for purposes of these calculations.

	(Unaudited)
	For the three months ended September 30,
	2023			2022
			Average			Average
Unaudited	Average		Yield /	Average		Yield /
(In thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$895,900	$12,470	5.57%	$880,097	$9,895	4.50%
Taxable investment securities	376,455	4,628	4.92%	363,877	3,108	3.42%
Tax-exempt investment securities	27,831	507	7.29%	42,855	351	3.28%
Fed funds sold and interest-earning deposits	11,395	66	2.32%	10,383	29	1.12%
Total interest-earning assets	1,311,581	17,671	5.39%	1,297,212	13,383	4.13%
Noninterest-earning assets:
Other assets	102,738			90,482
Allowance for credit losses	(19,028)			(13,050)
Net unrealized losses on available-for-sale securities	(13,275)			(10,983)
Total assets	$1,382,016			$1,363,661
Interest-bearing liabilities:
NOW accounts	$90,992	$124	0.55%	$101,907	$85	0.33%
Money management accounts	14,503	4	0.11%	16,097	4	0.10%
MMDA accounts	218,601	1,642	3.00%	244,884	427	0.70%
Savings and club accounts	121,710	68	0.22%	140,425	52	0.15%
Time deposits	493,907	4,385	3.55%	440,227	1,339	1.22%
Subordinated debt	29,837	492	6.60%	29,655	442	5.96%
Borrowings	110,780	896	3.24%	78,232	254	1.30%
Total interest-bearing liabilities	1,080,330	7,611	2.82%	1,051,427	2,603	0.99%
Noninterest-bearing liabilities:
Demand deposits	169,825			189,317
Other liabilities	15,768			12,248
Total liabilities	1,265,923			1,252,992
Shareholders' equity	116,093			110,669
Total liabilities & shareholders' equity	$1,382,016			$1,363,661
Net interest income		$10,060			$10,780
Net interest rate spread			2.57%			3.14%
Net interest margin			3.07%			3.32%
Ratio of average interest-earning assets to average interest-bearing liabilities			121.41%			123.38%

	For the nine months ended September 30,
	2023			2022
			Average			Average
Unaudited	Average		Yield /	Average		Yield /
(In thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$900,917	$34,919	5.17%	$863,191	$27,561	4.26%
Taxable investment securities	371,615	12,749	4.57%	348,499	7,850	3.00%
Tax-exempt investment securities	31,077	1,441	6.18%	37,593	612	2.17%
Fed funds sold and interest-earning deposits	11,750	226	2.56%	19,950	48	0.32%
Total interest-earning assets	1,315,359	49,335	5.00%	1,269,233	36,071	3.79%
Noninterest-earning assets:
Other assets	99,431			85,652
Allowance for credit losses	(18,043)			(13,040)
Net unrealized losses on available-for-sale securities	(12,919)			(7,230)
Total assets	$1,383,828			$1,334,615
Interest-bearing liabilities:
NOW accounts	$94,116	$315	0.45%	$104,874	$234	0.30%
Money management accounts	14,651	12	0.11%	16,212	12	0.10%
MMDA accounts	241,550	4,539	2.51%	255,933	985	0.51%
Savings and club accounts	127,490	199	0.21%	139,798	150	0.14%
Time deposits	472,614	10,820	3.05%	401,297	2,625	0.87%
Subordinated debt	29,793	1,447	6.48%	29,617	1,284	5.78%
Borrowings	99,029	2,243	3.02%	70,833	557	1.05%
Total interest-bearing liabilities	1,079,243	19,575	2.42%	1,018,564	5,847	0.77%
Noninterest-bearing liabilities:
Demand deposits	174,143			194,220
Other liabilities	16,100			11,808
Total liabilities	1,269,486			1,224,592
Shareholders' equity	114,342			110,023
Total liabilities & shareholders' equity	$1,383,828			$1,334,615
Net interest income		$29,760			$30,224
Net interest rate spread			2.58%			3.02%
Net interest margin			3.02%			3.18%
Ratio of average interest-earning assets to average interest-bearing liabilities			121.88%			124.61%

In the third quarter of 2023, net interest income, before provision for credit losses, for the Company decreased by $720,000 or 6.7%, to $10.1 million compared to $10.8 million for the same quarter in 2022. This decrease was due principally to a 183 basis points increase on the average cost of interest-bearing liabilities, partially offset by an increase of 126 basis points in the average yield of interest-earning assets. Net interest income was positively impacted by an increase in the average balance of interest-earning assets of $14.4 million, or 1.1%. The positive effect of this increase on the average balance of interest-earning assets was offset by an increase of $28.9 million, or 2.8%, in average interest-bearing liabilities. In total, net interest margin decreased 25 basis points to 3.07% for the three months ended September 30, 2023 as compared to the same prior year period.

Interest and dividend income increased by $4.3 million, or 32.0%, to $17.7 million for the three months ended September 30, 2023 compared to $13.4 million for the same three month period in 2022. The increase in interest and dividend income between comparable quarters was a result of a $2.6 million increase in loan interest income, and a $1.6 million increase in interest income derived from investment securities. The positive effect on interest income was the result of a 107 basis points increase in the average loan yield, accompanied by a $15.8 million increase in the average outstanding balance of loans and a 168 basis points increase in the average yield on investment securities, accompanied by a $2.4 million increase in the average outstanding balance of investment securities. The increase in the average yield received on interest-earning assets in the third quarter of 2023, as compared to the same quarter in 2022, reflects generally increased rates of interest for newly funded loans and investment securities, as compared to the average yields within these portfolios, as well as increases in coupon rates for certain adjustable-rate loans and securities in the rising interest rate environment that has occurred in 2022 and 2023. These increases in the average yield on loans during 2023 were partially offset by reduced fee recognition related to PPP loans. PPP fee recognition revenues were $1,000 for the three months ended September 30, 2023, as compared to $144,000 for the same three month period of the previous year.

Interest expense for the three months ended September 30, 2023 increased by $5.0 million to $7.6 million when compared to the same prior year period due primarily to an increase in interest expense on time deposits and the Company's short-term and long-term borrowings. Interest expense increased due to a 183 basis points increase in the average rates paid on interest-bearing liabilities between the two periods, accompanied by an increase in the average outstanding balance of those liabilities of $28.9 million. The increase in the quarterly interest expense was primarily a result of the increase in cost of deposits resulting from the rapidly rising interest rate environment and increased competition. The deposit mix included a $53.7 million increase in average time deposit balances, an increase of $32.5 million in the Company's average borrowings, partially offset by a decrease of $3.8 million in the average balance of all other types of interest-bearing deposits.

In the nine month period ended September 30, 2023, net interest income before provision for credit losses slightly decreased by $464,000, or 1.5%, to $29.8 million compared to the same nine month period in 2022. This downtrend was primarily attributable to the increase in interest expense of $19.6 million, marking a 235% increase from the corresponding period in 2022. These increases were the result of general increases in short-term rates that have occurred in persistent upward increments since the first quarter of 2022.

The Company's interest and dividend income increased to $49.3 million, a 36.8%, or $13.3 million increase from $36.0 million during the same nine months in 2022. The average yield of interest earning assets increased 121 basis points primarily due to the rising interest rate environment. The change in interest and dividend income for the first nine months of 2023 was mainly from an increase in interest generated from loans totaling $34.9 million, up $7.4 million from $27.5 million in the same nine months of 2022. In addition to the increase in interest generated from loans in the nine month period ended September 30, 2023, there was a $5.7 million increase in interest earned on investment securities totaling $14.2 million, up from $8.5 million during the same period in 2022. The average balance of all interest-earning assets for the nine month period ended September 30, 2023 was $1.32 billion, an increase of $46.1 million from $1.27 billion, primarily due to loan growth, in the same nine month period in 2022.

The increase in interest and dividend income was offset by an increase of $13.7 million in interest expense on the Company's interest-bearing liabilities reaching $19.6 million in the nine month period ended September 30, 2023, up from $5.9 million in the same period in 2022. There was an increase in the average balance of the Company's interest-bearing liabilities in the first nine months of 2023 totaling $1.08 billion, up $60.7 million from the same nine month period in 2022. This upward change in interest-bearing liabilities was primarily due to an increase of $71.3 million in average time deposits and a $1.7 million increase in expense on the Company's average borrowings in the first nine months of 2023 compared to the same nine months in 2022. The increase in average time deposits for the nine month period ended September 30, 2023 compared to the same nine months in 2022 was partially offset by the decrease of all other average interest-bearing deposits of $39.0 million in the first nine months of 2023. The 165 basis points increase in the Company's average cost of interest-bearing liabilities for the nine month period ended September 30, 2023 exemplified the effect rising interest rates have on this competitive deposit market.

The resultant net interest margin for the first nine months of 2023 was 3.02%, a 16 basis points decrease compared to a net interest margin of 3.18% in the first nine months of 2022.

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

	Three months ended September 30,			Nine months ended September 30,
	2023 vs. 2022			2023 vs. 2022
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
Unaudited			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Loans	$181	$2,394	$2,575	$1,248	$6,110	$7,358
Taxable investment securities	111	1,409	1,520	551	4,348	4,899
Tax-exempt investment securities	(731)	887	156	(188)	1,017	829
Interest-earning deposits	3	34	37	(40)	218	178
Total interest income	(436)	4,724	4,288	1,571	11,693	13,264
Interest Expense:
NOW accounts	(57)	96	39	(39)	120	81
Money management accounts	(2)	2	-	(2)	2	-
MMDA accounts	(317)	1,532	1,215	(95)	3,649	3,554
Savings and club accounts	(41)	57	16	(22)	71	49
Time deposits	182	2,864	3,046	544	7,651	8,195
Subordinated debt	3	47	50	8	155	163
Borrowings	140	502	642	295	1,391	1,686
Total interest expense	(92)	5,100	5,008	689	13,039	13,728
Net change in net interest income	$(344)	$(376)	$(720)	$882	$(1,346)	$(464)

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

The Company recorded $833,000 in provision for credit losses for the three month period ended September 30, 2023, as compared to $710,000 for the three month period ended September 30, 2022. The provisioning in the third quarter of 2023 and 2022 reflects management’s determination of the appropriate level of additions to reserves, the composition of the loan portfolio, changes in quantifiable econometric data statistically correlated to historical charge-off rates, subjective qualitative assessments of changes in a broad array of factors including changes to underwriting criteria, loan staffing and local market conditions. The $88,000 increase in provision for credit losses in the third quarter of 2023, as compared to the same period in 2022, primarily reflected management's decision to downgrade certain loans within two specifically-identified commercial real estate and commercial loan credit relationships with an aggregate outstanding balance of $11.5 million. The Bank's credit sensitive portfolios continue to be carefully monitored, and the Bank will consistently apply its loan classification and reserve building methodologies to the analysis of these portfolios. Please refer to the asset quality section below for a further discussion of asset quality as it relates to the allowance for credit losses.

There was an increase in the provision for credit losses in the first nine months of 2023 to $2.7 million, an increase of $1.8 million from the same nine months in 2022, which was $871,000. The Bank has two large credit relationships that are experiencing deterioration and are the primary impact of this provision, mitigating potential risk. The Lending Department, along with highly experienced specialists, are carefully managing these commercial relationships to the best possible outcome. We are currently working with the borrowers associated with these credit relationships on individual loan repayment plans and the liquidation of loan collateral, where appropriate.

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

The total PCL for the three and nine months ended September 30, 2023 was $833,000 and $710,000, respectively, of which $798,000 and $710,000 related to the Company's loan portfolio for the three and nine months ended September 30, 2023, respectively. The ACL related to loans was therefore $15.8 million at September 30, 2023. In addition, during the third quarter of 2023, the Company recorded modest PCL charges of $5,000 and $30,000 for reserves related to held-to-maturity securities and unfunded commitments, respectively.

The Company measures delinquency based on the amount of past due loans as a percentage of total loans. The ratio of delinquent loans to total loans increased to 3.2% at September 30, 2023 as compared to 2.9% at December 31, 2022. Delinquent loans (numerator) increased $2.7 million while total loan balances (denominator) decreased $2.3 million at September 30, 2023, as compared to December 31, 2022. The increase in past due loans was driven by a $7.3 million increase in loans delinquent 90 days and over past due at September 30, 2023, offset by a decrease of $4.6 million in loans delinquent 30-59 days, and a decrease of $68,000 in loans delinquent 60-89 days, offset by a as compared to December 31, 2022. The increase of $2.7 million primarily consisted of increases in commercial real estate, commercial lines of credit and commercial loans.

At September 30, 2023, there were $28.7 million in loans past due including $8.5 million in loans 30-59 days past due, $4.1 million in loans 60-89 days past due and $16.1 million in loans 90 or more days past due. At December 31, 2022, there were $26.0 million in loans past due including $13.0 million in loans 30-59 days past due, $4.3 million in loans 60-89 days past due and $8.7 million in loans 90 or more days past due.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, including insurance agency commissions, and net gains on sales of securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

Unaudited	For the three months ended				For the nine months ended
(In thousands)	September 30, 2023	September 30, 2022	Change		September 30, 2023	September 30, 2022	Change
Service charges on deposit accounts	$343	$334	$9	2.7%	$913	$876	$37	4.2%
Earnings and gain on bank owned life insurance	165	156	9	5.8%	466	441	25	5.7%
Loan servicing fees	99	74	25	33.8%	238	260	(22)	-8.5%
Debit card interchange fees	22	180	(158)	-87.8%	455	639	(184)	-28.8%
Insurance agency revenue	310	258	52	20.2%	1,001	849	152	17.9%
Other charges, commissions and fees	265	310	(45)	-14.5%	764	1,002	(238)	-23.8%
Noninterest income before gains	1,204	1,312	(108)	-8.2%	3,837	4,067	(230)	-5.7%
Net gains (losses) on sales of securities, loans and foreclosed real estate	28	(151)	179	-118.5%	243	(46)	289	-628.3%
(Losses) gains on marketable equity securities	(39)	-	(39)	0.0%	(208)	39	(247)	-633.3%
Total noninterest income	$1,193	$1,161	$32	2.8%	$3,872	$4,060	$(188)	-4.6%

Third quarter noninterest income was $1.2 million, an increase of $32,000, or 2.8% compared to the same three month period in 2022. For the nine months ended September 30, 2023, noninterest income was $3.9 million, a decrease of $188,000, or 4.6%, compared to the same nine month period in 2022.

This modest increase for the third quarter of 2023 as compared to the prior year period was primarily attributable to a $185,000 increase in gains (losses) on sales and redemptions of investment securities, a $52,000 increase in insurance agency revenue, and a $25,000 increase in loan servicing fees. These increases were largely offset by a $158,000 decrease in debit card interchange fees. Noninterest income decreased $188,000 for the nine months ended September 30, 2023, when compared to the same nine month period in 2022. This decrease was primarily due to a $247,000 loss on marketable equity securities, and a $184,000 decrease in debit card interchange fees, partially offset by a $60,000 gain on sales and redemption of investment securities in the current nine months as compared to a $168,000 loss in the prior nine month period, and a $152,000 increase in insurance agency revenue.

The decline in debit card income was due in part to the recognition of increased customer card rewards program redemption rates among the Bank’s active debit card users. During the third quarter of 2023, the Bank recognized a $73,000 nonrecurring reduction of debit card interchange income to increase its estimate of currently unused rewards that are likely to be redeemed by customers in future periods. This adjustment was made after a re-evaluation of recent customer reward program redemption patterns. Absent this one-time adjustment related to the rewards program, debit card interchange income would have declined by $85,000, or 47.2%, and $111,000, or 17.4%, for the three and nine months ended September 30, 2023, respectively, compared to the same three and nine month periods in 2022. The $85,000 quarterly decline in debit card interchange income, not due to the one-time rewards program revenue adjustment, discussed above, was primarily due to changes in the number of debit card processor reporting cycles in the nine months ended September 30, 2023, as compared to the same nine month period in 2022, adjusted on a year-to-date basis in the third quarter of 2023. Debit card interchange income was also reduced by modest declines in consumer transactional deposit accounts and reduced consumer utilization of the Bank’s debit card offerings.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

Unaudited	For the three months ended				For the nine months ended
(In thousands)	September 30, 2023	September 30, 2022	Change		September 30, 2023	September 30, 2022	Change
Salaries and employee benefits	$4,154	$4,196	$(42)	-1.0%	$12,243	$12,030	$213	1.8%
Building and occupancy	868	835	33	4.0%	2,699	2,491	208	8.4%
Data processing	483	485	(2)	-0.4%	1,519	1,552	(33)	-2.1%
Professional and other services	492	267	225	84.3%	1,531	1,112	419	37.7%
Advertising	144	199	(55)	-27.6%	516	621	(105)	-16.9%
FDIC assessments	222	162	60	37.0%	663	606	57	9.4%
Audits and exams	159	141	18	12.8%	476	424	52	12.3%
Insurance agency expense	273	229	44	19.2%	817	687	130	18.9%
Community service activities	55	58	(3)	-5.2%	151	193	(42)	-21.8%
Foreclosed real estate expenses	44	17	27	158.8%	76	57	19	33.3%
Other expenses	759	678	81	11.9%	1,660	1,892	(232)	-12.3%
Total noninterest expenses	$7,653	$7,267	$386	5.3%	$22,351	$21,665	$686	3.2%

Total noninterest expense for the third quarter of 2023 was $7.7 million, an increase of $386,000, or 5.3%, compared to the same three month period in 2022. This increase in noninterest expenses was attributable to several factors, including the persistent inflation rate. Additionally, our strategic opening of the Bank's eleventh full-service branch in November 2022, contributed to this quarterly year-over-year increase.

The primary driver of this year-over-year quarterly increase in noninterest expenses was an increase of $225,000 or 84.3%, in professional and other services expense. Absent that increase, noninterest expenses increased $161,000, or 2.3%, in the quarter ended September 30, 2023, as compared to the same quarter in 2022. The increase in professional and other services expense was primarily the result of a $154,000 increase in third-party software service costs, related in part to the Company's continuing efforts to increase process automation, and a $61,000 increase in non-recurring consulting fees.

In the nine months ended September 30, 2023, the Company reported noninterest expenses totaling $22.4 million, which marked an increase of $686,000, or 3.2%, in comparison to the same period in 2022. The primary driver of this year-over-year nine month increase in noninterest expenses was an increase of $419,000 or 37.7%, in professional and other services expense. Absent that increase, noninterest expenses increased $267,000, or 1.3%, in the nine months ended September 30, 2023, as compared to the same nine month period in 2022. This increase in professional and other services expense in the nine months ended September 30, 2023, as compared to the same nine month period in 2022, was primarily the result of a $282,000 increase in third-party software service costs, related in part to the Company's continuing efforts to increase process automation, a $113,000 increase in non-recurring legal fees, and a $50,000 increase in non-recurring consulting fees.

The moderate increase in noninterest expenses in the first nine months of 2023, when contrasted with the corresponding period in 2022, underscores the Company's robust expense management strategies. These practices have proven effective, even in the face of a fluctuating economic landscape marked by inflationary pressures, particularly within the labor market. Our unwavering commitment to striking a balance between competitive employee compensation and prudent expense management has enabled us to navigate the challenges of rising labor costs. Our strategic financial approach prioritizes both sustained profitability and investment in our workforce, thereby enhancing customer service and strengthening our position in the market.

There were also noteworthy changes in building and occupancy costs for the three and nine month periods ended September 30, 2023. During the third quarter of 2023, these costs increased by $33,000, representing a 4.0% rise, reaching a total of $868,000. Over the first nine months of 2023, we observed a more substantial increase of $208,000, or 8.4%, to $2.7 million. These increases were primarily driven by expenses related to the opening of our newest full-service branch and secondarily related to increases in general maintenance and other costs associated with operating facilities due to general inflationary factors.

Income Tax Expense

Income tax expense decreased $199,000 to $573,000, with an effective tax rate of 20.7%, for the quarter ended September 30, 2023, as compared to $772,000 with an effective tax rate of 19.5% for the same three month period in 2022. The decrease in income tax expense for the quarter ended September 30, 2023, as compared to the same quarter in 2022, was primarily driven by a decrease of $1.2 million in income before taxes. The effective income tax rate increased 1.2% to 20.7% for the three months ended September 30, 2023 as compared to 19.5% for the same three month period in 2022. The increase in the tax rate in the third quarter of 2023, as compared to the same quarter in 2022, was primarily related to fluctuations in permanent tax differences.

Income tax expense decreased $501,000 to $1.8 million, with an effective tax rate of 20.6%, for the nine months ended September 30, 2023, as compared to $2.3 million with an effective tax rate of 19.3%, for the same nine month period in 2022. The decrease in income tax expense for the nine months ended September 30, 2023, as compared to the same nine month period in 2022, was primarily driven by the year-over-year decrease in income before taxes. The effective income tax rate increased 1.3% to 20.6% for the nine months ended September 30, 2023 as compared to 19.3% for the same nine month period in 2022. The increase in the tax rate for the nine months ended September 30, 2023, as compared to the same period in 2022, was primarily related to fluctuations in permanent tax differences and the reversal of a deferred tax asset valuation allowance during the nine months ended September 30, 2022.

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

Earnings per Share

Basic and diluted earnings per Voting and Series A Non-Voting share were $0.35 per share for the third quarter of 2023, as compared to $0.52 per basic and diluted Voting and Series A Non-Voting share for the same quarter of 2022. Basic and diluted earnings per Voting and Series A Non-Voting share were $1.10 for the nine month period ended September 30, 2023, as compared to $1.55 for the same prior year period. The decrease in earnings per share between these two periods was due to the decrease in net income between these two time periods. Further information on earnings per share can be found in Note 3 of this Form 10-Q.

Changes in Financial Condition

Assets

Total assets slightly increased $728,000, or 0.05%, to $1.40 billion at September 30, 2023 as compared to December 31, 2022. This increase was due primarily to increases in investment securities.

Loans totaled $896.1 million at September 30, 2023, a decrease of $1.6 million, or 0.18%, compared to $897.7 million at December 31, 2022. This was primarily due to decreases of $10.9 million in total consumer loans, and $7.7 million in total residential mortgage loans, offset by increases of $16.3 million in commercial loans. Investment securities, including investment in FHLB-NY stock, increased $7.3 million, or 1.9%, to $401.3 million at September 30, 2023, as compared to $394.0 million at December 31, 2022. This was due to an increase of $15.1 million in available-for-sale securities, and an increase of $1.2 million in marketable equity securities. The increase was offset by a decrease of $8.8 million in held-to-maturity securities, and a decrease of $158,000 in FHLB-NY stock

Liabilities

Total liabilities decreased $2.1 million, or 0.17%, to $1.29 billion at September 30, 2023 as compared to December 31, 2022. This decrease was due primarily to a decrease in borrowed funds balances from the FHLB-NY of $5.4 million, or 4.6%, to $110.6 million at September 30, 2023, from $116.0 million at December 31, 2022.

These decreases were slightly offset by a $2.4 million, or 0.22% increase in total deposits to $1.13 billion at September 30, 2023, as compared to December 31, 2022. This includes an increase of $11.4 million, or 1.2%, in interest-bearing deposits, offset by a decrease of $9.0 million, or 4.9%, in noninterest-bearing deposits.

Shareholders’ Equity

Shareholders' equity increased by $2.8 million, or 2.5%, from $111.0 million at December 31, 2022, to $113.8 million on September 30, 2023. This increase was primarily due to the Company’s recorded net income of $6.8 million, partially reduced by declared dividends to shareholders of $1.7 million.

Additionally, on January 1, 2023, the Company adopted the CECL methodology for computing its ACL and related provision for credit losses. This adoption resulted in the recognition of a one-time transitional adjustment that reduced the Company’s retained earnings by $2.1 million on that date. In total therefore, retained earnings increased by $3.0 million in the nine months ended September 30, 2023. Shareholders' equity was also affected due to an increase in accumulated other comprehensive loss of $1.2 million, offset primarily by an increase in all other components of shareholders' equity totaling $997,000.

Capital

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its banking operations. This strong capital position serves to support growth and expansion activities while at the same time exceeding regulatory standards. At September 30, 2023, the Bank met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 8%, Tier 1 common equity exceeding 6.5%, and a total risk-based capital ratio exceeding 10%.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The buffer is separate from the capital ratios required under the Prompt Corrective Actions (“PCA”) standards. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum levels of the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity. At September 30, 2023, the Bank exceeded all regulatory required minimum capital ratios, including the capital buffer requirements.

Pathfinder Bank’s capital amounts and ratios as of the indicated dates are presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be "Well-Capitalized" Under Prompt Corrective Provisions		Minimum For Capital Adequacy with Buffer
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2023:
Total Core Capital (to Risk-Weighted Assets)	$153,004	14.76%	$82,916	8.00%	$103,645	10.00%	$108,828	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$140,002	13.51%	$62,187	6.00%	$82,916	8.00%	$88,099	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$140,002	13.51%	$46,640	4.50%	$67,370	6.50%	$72,552	7.00%
Tier 1 Capital (to Assets)	$140,002	10.11%	$55,379	4.00%	$69,224	5.00%	$69,224	5.00%
As of December 31, 2022
Total Core Capital (to Risk-Weighted Assets)	$145,760	15.14%	$77,029	8.00%	$96,286	10.00%	$101,100	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$133,683	13.88%	$57,772	6.00%	$77,029	8.00%	$81,843	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$133,683	13.88%	$43,329	4.50%	$62,586	6.50%	$67,400	7.00%
Tier 1 Capital (to Assets)	$133,683	9.67%	$55,314	4.00%	$69,142	5.00%	$69,142	5.00%

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

	September 30,	December 31,
(In thousands)	2023	2022
Regulatory Capital Ratios (Bank only)
Total capital (to risk-weighted assets)
Total equity (GAAP)	$131,270	$126,148
Goodwill	(4,536)	(4,536)
Intangible assets	(88)	(101)
Addback: Accumulated other comprehensive income	13,356	12,172
Total Tier 1 Capital	$140,002	$133,683
Allowance for credit losses (subject to regulatory limits)	13,002	12,076
Total Tier 2 Capital	$13,002	$12,076
Total Tier 1 plus Tier 2 Capital (numerator)	$153,004	$145,759
Risk-weighted assets (denominator)	1,036,454	962,861
Total core capital to risk-weighted assets	14.76%	15.14%

Tier 1 capital (to risk-weighted assets)
Total Tier 1 capital (numerator)	$140,002	$133,683
Risk-weighted assets (denominator)	1,036,454	962,861
Total capital to risk-weighted assets	13.51%	13.88%

Tier 1 capital (to adjusted assets)
Total Tier 1 capital (numerator)	$140,002	$133,683
Total average assets	1,389,099	1,387,480
Goodwill	(4,536)	(4,536)
Intangible assets	(88)	(101)
Adjusted assets (denominator)	$1,384,475	$1,382,843
Total capital to adjusted assets	10.11%	9.67%

Tier 1 Common Equity (to risk-weighted assets)
Total Tier 1 capital (numerator)	$140,002	$133,683
Risk-weighted assets (denominator)	1,036,454	962,861
Total Tier 1 Common Equity to risk-weighted assets	13.51%	13.88%

Loan and Asset Quality and Allowance for Credit Losses

The following table represents information concerning the aggregate amount of non-accrual loans at the indicated dates:

	September 30,	December 31,	September 30,
(In thousands)	2023	2022	2022
Nonaccrual loans:
Commercial and commercial real estate loans	$11,643	$5,720	$8,201
Consumer	2,871	2,183	1,576
Residential mortgage loans	1,659	1,112	848
Total nonaccrual loans	16,173	9,015	10,625
Total nonperforming loans	16,173	9,015	10,625
Foreclosed real estate	189	221	221
Total nonperforming assets	$16,362	$9,236	$10,846

Nonperforming loans to total loans	1.80%	1.00%	1.22%
Nonperforming assets to total assets	1.17%	0.66%	0.78%

Nonperforming assets include nonaccrual loans, including nonaccrual loans classified as troubled debt restructurings (“TDRs”) prior to January 1, 2023, and foreclosed real estate (‘‘FRE”). The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more. There are no loans that are past due 90 days or more and still accruing interest at September 30, 2023, December 31, 2022 and September 30, 2022.

As indicated in the table above, nonperforming assets at September 30, 2023 were $16.4 million, and were $7.1 million higher than the $9.2 million reported at December 31, 2022 and $5.5 million higher than the reported $10.8 million at

September 30, 2022. The increase in the nonperforming loan portfolio on September 30, 2023, as compared to December 31, 2022, was primarily the result of the placement of $11.5 million into nonaccrual status of certain loans within two large commercial real estate loan and commercial loan relationships. These relationships are under active resolution management at September 30, 2023.

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

The allowance for credit losses on loans represents management’s estimate of the probable losses inherent in the loan portfolio as of the date of the statement of condition. The allowance for credit losses was $15.8 million and $15.3 million at September 30, 2023 and December 31, 2022, respectively. The ratio of the allowance for credit losses to total loans was 1.8% as of September 30, 2023, as compared to 1.7% at December 31, 2022 and 1.6% at September 30, 2022. Management performs a quarterly evaluation of the allowance for credit losses based on quantitative and qualitative factors and has determined that the current level of the allowance for credit losses is adequate to absorb the losses in the loan portfolio as of September 30, 2023.

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

At September 30, 2023 and December 31, 2022, the Company had $22.7 million and $20.2 million in loans, respectively, which were deemed to be impaired, having established specific reserves of $3.5 million and $4.8 million, respectively, on these loans. The $2.5 million increase in impaired loans between these two dates was primarily the result of the placement into nonaccrual status of loans within two large commercial loan and commercial real estate borrower relationships.

Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in those loans being included in future impaired loan reporting. Potential problem loans totaled $43.1 million at September 30, 2023, an increase of $4.5 million, or 11.7%, as compared to $38.6 million at December 31, 2022. These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired.

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

Through the first nine months of 2023, as indicated in the consolidated statement of cash flows, the Company reported net cash flow from operating activities of $7.0 million and net cash inflow of $13.9 million related to investing activities. The net cash flow from investing activities was generated principally by a $11.5 million increase in net investment activity, a $736,000 increase in net loan activity and an increase of $1.7 million in all other investing activities in aggregate. The Company reported net cash outflows from financing activities of $3.9 million, primarily due to a $4.8 million decrease in net borrowings, a $2.4 million increase in deposits, and an aggregate decrease of $1.5 million in net cash from all other financing sources, including dividends paid to common voting and non-voting shareholders and warrants of $1.7 million.

The Bank’s management monitors liquidity on a continuous basis through a broad range of internal programs and considers effective liquidity management to be one of its primary objectives. At September 30, 2023 the Bank had deposits of $1.13 billion, of which $307.8 million were nominally uninsured, as they were above the insurance limits established by the Federal Deposit Insurance Corporation (“FDIC”) on that date. Of the $307.8 million in nominally uninsured deposits at September 30, 2023, $62.1 million were insured through a long-standing reciprocal deposit program managed by a third-party entity. In addition, $80.3 million in municipal deposits are fully protected against principal loss by a collateral program whereby the Bank places high-quality securities with an independent custodian as collateral. Therefore, the Bank had $165.4 million in deposits, representing 15.0% of all deposits, that were considered to be uninsured at September 30, 2023.

The Company has a number of existing credit facilities available to it. At September 30, 2023, total credit available under the existing lines of credit was approximately $189.3 million at FHLBNY, the Federal Reserve Bank, and two other correspondent banks. At September 30, 2023, the Company had $110.6 million of the available lines of credit utilized on its existing lines of credit with the remainder of $78.7 million available.

In an effort to increase depositor confidence across the United States' banking system, the Federal Reserve Board, pursuant to section 13(3) of the Federal Reserve Act, authorized all 12 Reserve Banks to establish the Bank Term Funding Program ("BTFP") to make available additional funding to eligible depository institutions, such as the Bank, in order to help assure those institutions have the ability to meet the liquidity needs of all their depositors. The Bank is fully qualified for the BTFP at September 30, 2023 and the BTFP is an additional potential source of liquidity for the Bank until the date of the Program's termination. The BTFP may be accessed by the Bank if management determines that there is a potential or realized short-term liquidity requirement for which this facility should be used to support the Bank's operations. Management could also electively choose to use the facility in certain other circumstances to create other financial or operational benefits at the time that the BTFP line is accessed.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of September 30, 2023, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

Off-Balance Sheet Arrangements

The Company is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. At September 30, 2023, the Company had $203.3 million in outstanding commitments to extend credit and standby letters of credit.

The Company's exposure to credit loss in the event of nonperformance related to off-balance sheet arrangements is proportional to the contractual amount of those instruments. Such financial instruments are recorded when they are funded. The Company records an allowance for credit losses on off-balance sheet credit exposures, unless such commitments are unconditionally cancelable, through the provision for credit losses expense. The allowance for credit losses on off-balance sheet credit exposures as of September 30, 2023 was $576,000 and is included in other liabilities on the Company's consolidated Statements of Condition.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information relating to this item.

Item 4 – Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer), management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. The term “disclosure controls and procedures,” under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our CEO and CFO concluded that our disclosure controls and procedures were effective as of that date.

As disclosed elsewhere within this document, during the first quarter of 2023 the Company adopted ASU 2016-13 and consequently, the CECL model for accounting for credit losses related to financial assets. The adoption of the model and the ongoing calculations under CECL involve significant complexity and management has engaged expert independent third parties to complete significant portions of the transition to CECL and to manage the ongoing processes involved in CECL calculations, documentation and reporting. In many cases, our disclosure controls and procedures have been modified significantly to accommodate the requirements of the CECL model and those controls require increased reliance on the services and expertise provided by the engaged independent parties. Management believes that these new disclosure controls are currently effective, and will be effective in the future, with respect to the calculation of the Company's allowance for credit losses. Other than the adoption of the CECL model, there were no changes made in our internal controls during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At September 30, 2023, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material and adverse effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities, and Use of Proceeds, and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2023 through July 31, 2023	-	$-	-	74,292

August 1, 2023 through August 31, 2023	-	$-	-	74,292

September 1, 2023 through September 30, 2023	-	$-	-	74,292

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

PATHFINDER BANCORP, INC.

(registrant)

November 14, 2023	/s/ James A. Dowd
James A. Dowd
President and Chief Executive Officer

November 14, 2023	/s/ Walter F. Rusnak
Walter F. Rusnak
Senior Vice President, Chief Financial Officer