Form 10-K
period 2023-12-31
Pathfinder Bancorp, Inc.
filed 2024-03-22
CIK 1609065

$20

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File No. 001-36695

PATHFINDER BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	38-3941859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

214 West First Street

Oswego, NY 13126

(315) 343-0057

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

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

Large accelerated filer	☐	Smaller reporting company	☒
Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2023, as reported by the NASDAQ Capital Market ($14.10), was approximately $68.1 million.

As of March 19, 2024, there were 4,719,788 shares outstanding of the Registrant’s voting common stock and 1,380,283 shares of the Registrant’s Series A nonvoting common stock.

DOCUMENTS INCORPORATED BY REFERENCE: Proxy Statement for the 2024 Annual Meeting of Shareholders of the Registrant (Part III).

TABLE OF CONTENTS

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED

DECEMBER 31, 2023

PATHFINDER BANCORP, INC.

PART I

Forward-Looking Statements

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. These forward-looking statements concern the financial condition, results of operations, plans, objectives, future performance and business of Pathfinder Bancorp, Inc. and its subsidiary, including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) general economic conditions may be less favorable than expected; (2) competitive pressures among depository institutions may increase significantly; (3) changes in the interest rate environment may reduce interest margins; (4) loan origination and sale volumes, charge-offs and credit loss provisions may vary substantially from period to period; (5)the impact of a pandemic or other health crises and the government's response to such pandemic or crises on our operations as well as those of our customers and on the economy generally and in our market area specifically; (6) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (7) legislative or regulatory changes or actions may adversely affect the businesses in which Pathfinder Bancorp, Inc. is engaged; (8) changes and trends in the securities markets may adversely impact Pathfinder Bancorp, Inc.; (9) a delayed or incomplete resolution of regulatory issues could adversely impact our planning; (10) difficulties in integrating any businesses that we may acquire, which may increase our expenses and delay the achievement of any benefits that we may expect from such acquisitions; (11) the impact of reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; (12) our ability to prevent or mitigate fraudulent activity and cybersecurity threats; and (13) the outcome of any future regulatory and legal investigations and proceedings may not be anticipated.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. We disclaim any obligation to revise or update any forward-looking statements contained in this Annual Report on Form 10-K to reflect future events or developments.

ITEM 1: BUSINESS

GENERAL

Pathfinder Bancorp, Inc.

Pathfinder Bancorp, Inc. (the "Company") is a Maryland corporation incorporated in 2014 and headquartered in Oswego, New York. The primary business of the Company is its investment in Pathfinder Bank (the "Bank") which is 100% owned by the Company. The Company is a registered bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Company is also subject to supervision and regulation by the New York State Department of Financial Services (the “NYSDFS”).

The Company owns a non-consolidated Delaware statutory trust subsidiary, Pathfinder Statutory Trust II, of which 100% of the common equity is owned by the Company. Pathfinder Statutory Trust II was formed in connection with the issuance of $5.2 million in trust preferred securities.

At December 31, 2023 and 2022, 6,099,571 and 6,032,112 shares of Company common stock (voting and non-voting) were outstanding, respectively.

Following shareholder approval obtained on June 4, 2021, the Company converted 1,380,283, or 100%, of its previously-outstanding shares of Series B Convertible Perpetual Preferred Stock to an equal number of Series A Non-Voting Common Stock. Neither the previously-issued Series B Convertible Perpetual Preferred Stock, nor the Series A Non-Voting Common Stock had, or will have, dividend or liquidation preference over the Company’s existing Voting Common Stock. Holders of the Series A Non-Voting Common Stock will be entitled to receive dividends, if and when declared by the Company’s Board of Directors, in the same per share amount as paid on the Company’s Voting Common Stock.

At December 31, 2023, the Company had total consolidated assets of $1.47 billion, total deposits of $1.12 billion and shareholders' equity of $120.3 million plus a noncontrolling interest of $761,000, which represents the 49% of the FitzGibbons Agency, LLC not owned by the Company.

Pathfinder Bank

The Bank is a New York-chartered commercial bank and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”) through the Deposit Insurance Fund (“DIF”). The Bank is subject to supervision and regulation by the NYSDFS, as its chartering agency, and by the FDIC, as its deposit insurer and primary federal regulator. The Bank is a member of the Federal Home Loan Bank of New York (“FHLBNY”) and is also subject to certain regulations by the Federal Home Loan Bank System.

The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank's market area, and investing such deposits, together with other sources of funds, in loans secured by commercial and residential real estate, and commercial business and consumer assets other than real estate. In addition, the Bank originates unsecured small business and consumer loans. The Bank also invests a portion of its assets in a broad range of debt securities issued by the United States Government and its agencies and sponsored enterprises, state and municipal governments and agencies, and corporations. The Company also invests in mortgage‑backed securities issued or guaranteed by United States Government sponsored enterprises, collateralized mortgage obligations and similar debt securities issued by both government sponsored entities and private (non-governmental) issuers, and asset-backed securities that are generally issued by private entities. The Company invests primarily in debt securities but will, within certain regulatory limits, invest from time to time in mutual funds and equity securities. The Bank's principal sources of funds are deposits, principal and interest payments on loans and investments, as well as borrowings from the FHLBNY and correspondent financial institutions. The principal source of the Company’s income is interest on loans and investment securities. The Bank's principal expenses are interest paid on deposits and borrowed funds, employee compensation and benefits, data processing and facilities.

The Bank also owns 100% of Whispering Oaks Development Corp. (“Whispering Oaks”), a New York corporation that is retained to operate or develop real estate-related projects. Whispering Oaks, through a wholly-owned second-tier subsidiary, is the sole limited partner in an unconsolidated special-purpose real estate management partnership. The partnership currently operates a low-income residential housing facility. The activities of Whispering Oaks resulted in a pre-tax gain of $10,000 in 2023.

Additionally, the Bank owns 100% of Pathfinder Risk Management Company, Inc., ("PRMC") which was established to record the 51% controlling interest upon the December 2013 purchase of the FitzGibbons Agency, an Oswego County property, casualty and life insurance brokerage business with approximately $1.3 million in annual revenues. The activities of PRMC resulted in pre-tax income of $263,000 in 2023. The Company’s 51% controlling interest in this entity resulted in income of $134,000 for the Company on a consolidated basis in 2023.

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

The economies of Oswego County and Onondaga County are based primarily on manufacturing, energy production, health care, education, and government. In addition to financial services, the broader Central New York market has a more diverse array of economic sectors, including food processing production and transportation. The region has more recently also developed particular strength in the commercialization of certain emerging technologies such as bio-processing, medical devices, aircraft systems and renewable energy.

Based on recent independent market survey reports, median home values were $216,750 in Onondaga County and $162,500 in Oswego County at the end of 2023. Home values have shown modestly accelerating increases in recent years within the Syracuse, NY metro area, including Onondaga and Oswego Counties. The increases in home values within the Company's lending areas followed a period in which those home values exhibited relative stability compared to many other areas of the country during the economic downturns that have occurred in the last 15 years.

Competition

Pathfinder Bank encounters strong competition both in attracting deposits and in originating real estate and other loans. Our most direct competition for deposits and loans comes from commercial banks, savings institutions and credit unions in our market area. Local credit unions, some of which also have more assets than the Company, are particularly strong competitors for consumer deposits and consumer loans. In addition, potential new competitors may be emerging that are generically defined as financial technology (also referred to as “FinTech” or “fintech”) companies. These entities seek to employ new technology and various forms of innovation in order to compete with traditional methods of delivering financial services. The advanced use of smartphones for mobile banking, automated investing services and cryptocurrency are examples of such technologies. Financial technology companies consist of both well-capitalized startup entities, divisions of established financial institutions and/or established technology companies. These entities seek to replace or supplement the financial services provided by established financial service entities, such as the Company. Many established financial institutions are now implementing, or planning to implement, various forms of fintech solutions and technologies in order to broaden their product and service offerings and/or to gain improved competitive positions in this emerging marketplace. Some of these technologies either have been implemented to varying degrees by the Bank, or will be available to the Bank for future implementation through its network of service providers and computer system vendors. It cannot be predicted with certainty at this time how effective these new competitors will be in our marketplace or what costs the Company will incur in the future to implement and maintain competitive technologies.

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

As of June 30, 2023, based on the most recently-available FDIC data, we had the largest market share in Oswego County, representing 48.6% of all deposits, and we additionally held 2.0% of all deposits in Onondaga County. In addition, when combining both Oswego and Onondaga Counties, we have the fifth largest market share of fifteen institutions, representing 7.9% of the total market.

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

The Bank also participated in the Paycheck Protection Program (“PPP”), a specialized low-interest loan program funded by the U.S. Treasury Department and administered by the U.S. Small Business Administration (“SBA”) pursuant to the CARES Act and subsequent legislation. Gross revenues recognized from PPP loan activities were $-0- and $707,000 in the years ended December 31, 2023 and 2022, respectively.

Residential Real Estate Loans

We currently offer one-to-four family residential real estate loans, made to borrowers in our general market area, with terms up to 30 years that are generally underwritten according to Federal National Mortgage Association (“Fannie Mae”) guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed-rate and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which as of December 31, 2023, was generally $726,200 for single-family homes in our market area.

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

Home equity loans and junior liens secured by junior mortgages have greater risk than one-to-four family residential mortgage loans secured by first mortgages. We face the risk that the collateral will be insufficient to compensate us for credit losses and costs of foreclosure, after repayment of the senior mortgages, if applicable. When customers default on their loans, we attempt to work out the relationship in order to avoid foreclosure because the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers. Moreover, decreases in real estate values could adversely affect our ability to fully recover the loan balance in the event of a default.

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

In recent years, the Bank has purchased broadly-diversified pools of essentially homogenous loans from originators outside of the Bank’s market area. These originators generally specialize in loan types, such as consumer loans, other than those loan types that the Bank specializes in. These loans, which are generally relatively short in duration, are acquired to provide supplementary interest income as well as to provide improvements to the Bank’s overall asset/liability mix, particularly with respect to interest rate risk. Third party-originated loan pools are acquired primarily when, in the view of management, they offer superior risk vs. return characteristics to debt securities. Such loans are generally acquired through the facilitation of third-party brokerages and are serviced in perpetuity by the originating entries or their designees. Funding for loan purchases of this type is generally obtained through incremental usage of brokered deposits and/or other forms of borrowed funds. The Bank intends to purchase similar pools of loans on an occasional basis in the future if and when management believes that it is economically advantageous to do so. See Note 5 within the Notes to consolidated financial statements contained herein.

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

If a loan is in excess of any individual loan officer’s lending authority, the extension of credit must be referred to the Officer Loan Committee (“OLC”) or the Executive Loan Committee ("ELC"), depending on either the size of the loan or the loan relationship. The OLC is comprised of select senior officers, and the ELC includes certain members of the Board of Directors.

Loans to One Borrower

Under New York law, New York commercial banks are subject to loans-to-one borrower limits, which are substantially similar as those applicable to national banks, which generally restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus, which was $24.0 million at December 31, 2023, on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus, which was $16.0 million at December 31, 2023, if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate), subject to exceptions.

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

ASSET QUALITY

Loan Delinquencies and Collection Procedures

When a loan becomes delinquent, we make attempts to contact the borrower to determine the cause of the delayed payments and seek a solution to permit the loan to be brought current within a reasonable period of time. The outcome can vary with each individual borrower. The Bank strictly adheres to the requirements of federal and New York State laws and regulations with respect to consumer loan collections. Commercial loans may experience longer workout times than consumer loans and may trigger a need for complex loan modifications.

Specifically-Identified Loans, Non-performing Loans and Loan Modifications

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

Our Allowance for Credit Losses policy (“ACL”) establishes criteria for specifically-identified loans to be measured for impairment based on the following:

Residential and Consumer Loans:

•
All loans rated substandard or worse, on nonaccrual, and above our total related credit (“TRC”) threshold balance of $300,000.

Commercial Lines and Loans, Commercial Real Estate and Tax-exempt loans:

•
All loans rated substandard or worse, on nonaccrual, and above our TRC threshold balance of $100,000.

Specifically-identified loans are determined by the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses as compared to the loan carrying value.

Foreclosed real estate

Fair values for foreclosed real estate are initially recorded based on market value evaluations by third parties, less costs to sell (“initial cost basis”). Any write-downs required when the related loan receivable is exchanged for the underlying real estate collateral at the time of transfer to foreclosed real estate are recorded to the allowance for credit losses. Values are derived from appraisals of underlying collateral or discounted cash flow analysis. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the initial cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as, changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition. Either change could result in adjustment to lower the property value estimates indicated in the appraisals.

Loan delinquencies together with properties within our Foreclosed Real Estate portfolio are reviewed monthly by the Board of Directors.

Classified Assets

Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the FDIC to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific allowance for credit losses is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

Allowance for Credit Losses

Management extensively reviews recent trends in historical losses, qualitative factors, including concentrations of loans to related borrowers and concentrations of loans by collateral type, and specific reserve requirements on loans individually evaluated in its determination of the adequacy of the credit losses. Therefore, the allowance for credit losses (ACL) represents management’s estimate of losses inherent in credit-exposed asset portfolios, including the loan portfolio, unfunded loan commitments and the portion of the investment securities portfolio classified as held-to maturity (HTM). The ACL is established as of the date of the statement of condition and it is recorded as a reduction of either loans or HTM securities or as an other liability, in the case of unfunded loan commitments, in accordance with generally accepted accounting principles (GAAP).

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, requiring financial institutions, such as the Bank, to adopt the Current Expected Credit Loss (“CECL”) methodology according to a specified implementation timeline. In order to meet this timeline requirement, the Bank adopted the CECL methodology for calculating its ACL on January 1, 2023. The amended guidance replaced the previously-required allowance for loan and lease losses (“ALLL”) calculated under what was known as the Incurred Loss Model. The ACL represents a valuation account that is deducted from the amortized cost basis of includable financial assets to present their net carrying value at the amount expected to be collected over the entire life of those assets. The income statement now reflects the measurement of credit losses for newly recognized financial assets as well as expected increases, or decreases, of expected credit losses that have taken place during the reporting period. When determining the ACL, expected credit losses over the expected term of the financial asset will be estimated considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the future collectability of the reported amount. In addition, the amended guidance requires credit losses relating to assets such as held-to-maturity debt securities and open contractual funding commitments to be recorded through the ACL.

Because the CECL methodology requires that reserves be established within the ACL for a broad range of financial assets, including all loans, through the entirety of their expected lives and also considers categories of financial instruments, such as open funding commitments, the initial ACL upon adoption would, in most cases, be expected to be greater than the ALLL that it replaced. This was the case with the Company's adoption of the CECL model in on January 1, 2023. In addition, the CECL model is designed to be more forward looking than the ILM and reflects a number of factors, most notably the estimation of cumulative credit losses through the entirety of the expected life of each evaluated financial instrument, periodic provisions for credit losses may, in the future, be more volatile than the historical patterns previously established under the ILM.

At December 31, 2022 the Company calculated its ALLL utilizing the Incurred Loss Model ("ILM") methodology, as required under GAAP on that date. As noted above, on January 1, 2023, the Company adopted the CECL model methodology in accordance with GAAP requirements that became effective on that date. At December 31, 2022 the Company had a total ALLL of $15.3 million, of which $4.8 million was related to impaired loans and $10.5 million was related to loans analyzed collectively on an aggregate pool basis.

On January 1, 2023 the Company recorded a one-time CECL transition adjustment (recorded as an adjustment, net of taxes, to retained earnings) of $1.9 million that reversed the $10.5 million in the December 31, 2022 ALLL, that was related to pooled loans, evaluated collectively in the aggregate, as previously calculated under the phased-out ILM methodology, and replaced it with the ACL, as calculated under CECL, in the amount of $12.4 million. The $12.4 million CECL ACL at January 1, 2023 was composed of $8.4 million in reserves calculated using quantitative methodologies based on historical loss experience and $4.0 million based on qualitative factors, as determined by management. The $4.8 million in ALLL related to impaired loans at December 31, 2022 was not affected by the transition to the CECL methodology at January 1, 2023.

The transition to CECL also required that new reserves be created in the amounts of $450,000 and $552,000, related to held-to-maturity investments and unfunded commitments, respectively. Including the $1.9 million CECL transition adjustment related to loans, described above, the total CECL transition adjustment was $2.1 million, net of the effects of tax, on January 1, 2023, which was recorded to retained earnings on that date.

The ACL is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is increased by the provision for credit losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are recorded against the allowance for credit losses, and subsequent recoveries, if any, are credited to the allowance. All or part of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all or part of the principal balance is highly unlikely. Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, unless productive collection efforts are providing results. Consumer loans may be charged off earlier in the event of bankruptcy, or if there is an amount that is deemed uncollectible. No portion of the ACL is restricted to any individual loan type and the entire allowance is available to absorb any and all credit losses.

The ACL is based on three major components which are: (i) specific components for specifically-identified loans, (ii) quantitative factors, applied to nonspecifically-identified loans derived from historical bank-specific and industry loss charge-off patterns that have been correlated to prior period econometric factors, and (iii) a broad range of qualitative factors intended to provide further forward-looking perspectives on overall credit quality.

The first component is the specific allowance that relates to loans that are specifically-identified or where analysis for impairment is appropriate. For these loans, an allowance is established when the discounted cash flows or collateral value of the specifically-identified loan are lower than the carrying value of the loan. A loan is considered specifically-identified when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Specifically-identified loans are measured by either the present value of the expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral if the loan is collateral dependent. The majority of our loans utilize the fair value of the underlying collateral. Factors considered by management in determining specifically-identified loans include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not specifically-identified. Management determines the significance of payment delays and shortfalls on a case-by case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length and reason for the delay, the borrower’s prior payment record and the amount of shortfall in relation to what is owed.

When a loan is determined to be specifically-identified, we will reevaluate the collateral which secures the loan. For real estate loans, we will obtain a new appraisal or broker’s opinion, whichever is considered to provide the most accurate value in the event of sale. An evaluation of equipment held as collateral will be obtained from an independent firm able to provide such an evaluation. Collateral will be inspected not less than annually for all specifically-identified loans and will be reevaluated not less than every two years. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property. For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

Large groups of homogeneous loans, including purchased loans, are evaluated for borrowers experiencing financial difficulties in the aggregate. Accordingly, we do not separately identify individual residential mortgage loans with outstanding principal balances less than $300,000, home equity and other consumer loans for impairment disclosures. We make exceptions to this general rule when such loans are (1) rated substandard or worse, on nonaccrual status and are related to borrowers with total related credit exposure in excess of our threshold balance of $300,000; or (2) the loans are modified due to borrowers experiencing financial difficulties. The projected credit losses related to purchased loan pools are evaluated prior to purchase and the performance of those loans against expectations are analyzed at least monthly. Over the life of the purchased loan pools, the allowance for credit losses is adjusted, through the provision for credit losses, for expected loss experience, over the projected life of the loans. The expected credit loss experience is determined at the time of purchase and is modified, to the extent necessary, during the life of the purchased loan pools. The Bank does not initially increase the allowance for credit losses on the purchase date of the loan pools.

The second component of the ACL estimation is based on quantitative factors, which cover discrete pools of loans, by loan class, not considered specifically-identified, smaller balance homogenous loans, such as residential real estate, home equity and other consumer loans. These pools of loans are evaluated for loss exposure based on historical loss rates for each of these categories of loans. Under the CECL methodology, quantitative analysis is used to predict future life-of loan charge-offs based on historical charge-off patterns correlated to a range of specific econometric factors, such as the national unemployment rate. The Company utilizes the Discounted Cash Flow (“DCF”) method for its pooled segment calculation. The DCF method implements a probability of default with loss given default and loss exposure at default estimation. The probability of default and loss given default are applied to future cash flows that are adjusted to present value and these discounted expected losses become the quantitatively-derived portion of the ACL.

Within the third component of the ACL, management also considers Qualitative Factors (“QF”) that are likely to cause estimated credit losses with the Company’s existing portfolio to differ from historical loss experience, including but not limited to: national and local economic trends and conditions, levels and trends in delinquencies, non-accrual loans and classified assets, trends in volume, terms and concentrations of loans, changes in lending policies and procedures, quality of credit review function and administration, and changes in regulatory environment, management, markets and product offerings. The Company assesses quarterly the magnitude of QF adjustments necessary to be applied to the quantitatively-derived ACL in order to incorporate forward-looking projections in its final evaluation of current expected credit losses.

In addition, the FDIC and NYSDFS, as an integral part of their examination process, periodically review our allowance for credit losses and may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, we believe the current level of the allowance for credit losses is adequate.

INVESTMENT ACTIVITIES

Our investment policy is established by the Board of Directors. Our investment policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management objectives. The Asset Liability Management Committee (the “ALCO”) of the Board of Directors acts in the capacity of an investment committee and is responsible for overseeing our investment program and evaluating on an ongoing basis our investment policy and objectives. Our President and Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have the authority to purchase and sell securities within specific guidelines established by the investment policy. All transactions are reviewed by the Board of Directors at its regular meetings.

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

All securities purchased are classified at the time of purchase as either held-to-maturity (HTM) or available-for-sale (AFS). We do not maintain a trading account. Securities purchased with the intent and ability to hold until maturity will be classified as HTM. Securities placed in the HTM category will be accounted for at amortized cost.

Securities that do not qualify or are not categorized as HTM are classified as AFS. This classification includes securities that may be sold in response to changes in interest rates, the security's prepayment risk, liquidity needs, the availability of and the yield on alternative investments, and funding sources and terms. These securities are reported at fair value, which is determined on a monthly basis. Unrealized gains and losses are reported as a separate component of capital, net of tax. The aggregate change in value of the portfolio is reported to the Board of Directors monthly.

The composition of the investment portfolio is substantially the same for securities classified as both HTM and AFS, although the portion of the securities portfolio classified as AFS generally has a higher concentration of shorter-term, and/or more liquid assets. Such securities are held as part of the Bank’s liquidity management programs. The Bank holds a significant portion of its investment securities in mortgage-backed securities and collateralized mortgage obligations (many, but not all of which are issued by government-sponsored enterprises) and direct federal government and federal agency obligations. Federal agency issuers include the Federal Farm Credit Bank, Federal Home Loan Bank, Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Government National Mortgage Association (“Ginnie Mae”), among others. For a discussion on mortgage backed securities, see “Mortgage-Backed Securities and Collateralized Mortgage Obligations.”

As part of our membership in the FHLBNY, we are required to maintain a dividend-earning investment in FHLBNY stock. This investment is classified separately from securities due to significant restrictions on sale or transfer of the stock. For further information regarding our securities portfolio, see Note 4 to the consolidated financial statements.

More specifically, we purchase mortgage-backed and asset-backed securities, as well as collateralized mortgage obligations guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae as well as a number of private issuers. Mortgage-backed and asset-backed securities and collateralized mortgage obligations are created by pooling loan assets (mortgages or other loan types) and issuing a security with an interest rate which is less than the interest rate on the underlying loans. These securities typically represent a participation interest in a pool of mortgages or other loans The issuers of such securities pool and resell the participation interests in the form of securities to investors such as the Bank, and in the case of government agency sponsored issues, guarantee the payment of principal and interest to investors.

The securities issued by private entities are generally senior tranches, and most often the most senior tranche of multi-class issuances that provide substantial credit enhancements to their senior tranches and therefore reasonable, but not absolute, protection for the Bank from the risks of default. We invest in mortgage-backed and asset-backed securities and collateralized mortgage obligations to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk through geographic diversification. These securities are generally relatively short in duration and therefore reduce the Bank’s sensitivity to changes in interest rates. All privately issued mortgage-backed securities held by the Bank at December 31, 2023 were either rated at or above the lowest investment grade for credit quality by a nationally-recognized statistical rating organization (a “NRSRO”) or were the most senior tranches of securitizations that were not rated by a NRSRO at the time of the securities’ issuance. We regularly monitor the credit quality of this portfolio. At December 31, 2023, no securities held by the Bank in this category had been downgraded by a NRSRO.

HEDGING ACTIVITIES

The Company is exposed to certain risks from both its business operations and changes in economic conditions. As part of managing interest rate risk, the Company enters into standardized interest rate derivative contracts (designated as hedging agreements) to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate hedging agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate hedging agreements are generally entered into with counterparties that meet established credit standards and the agreements contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material at December 31, 2023. Interest rate hedging agreements are recorded at fair value as other assets or liabilities. The Company had no material derivative contracts not designated as hedging agreements at December 31, 2023 or December 31, 2022. See Note 21 within the Notes to consolidated financial statements contained herein.

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

The Bank participates in a number of programs collectively designed to allow it to supplement deposit funding from its core customers with brokered deposits garnered from outside the Bank's primary locations. These programs, which include certain facilities for which we have participated in since 2009, are employed by the Bank’s management to supplement the funding that the Bank obtains from customer deposits and other borrowings, principally from the FHLBNY, and are used to increase the overall efficiency of the Bank’s funding mix. We also participate in reciprocal deposit services for our customers through the Certificate of Deposit Account Registry Services (“CDARS”) and Insured Cash Sweep (“ICS”) networks. Management intends to continue to use brokered deposits in the future as an integral part of its overall funding strategies. See Note 11 to the consolidated financial statements for further details on our brokered deposits.

As noted above, we participate in reciprocal deposit programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal deposits totaled $74.0 million at December 31, 2023, compared to $69.2 million at December 31, 2022, and represented 8.4% and 7.9% of total deposits as of the end of each year, respectively.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market. Public deposits generally range from 16.1% to 22.9% of our total deposits. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $149.0 million and $166.6 million at December 31, 2023 and December 31, 2022, respectively, and represented 17.0% and 19.0% of total deposits as of the end of each year, respectively.

Borrowings

The Bank has a number of existing credit facilities available to it. At December 31, 2023, the Bank had existing lines of credit at FHLBNY, the Federal Reserve Bank (“FRB”), and two other correspondent banks. We obtain advances primarily from the FHLBNY utilizing the common stock we own in the FHLBNY, qualifying residential mortgage loans held in portfolio, and certain investment securities as collateral provided certain standards related to creditworthiness are met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. FHLBNY advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.

Subordinated Debt

The Company has a non-consolidated subsidiary trust, Pathfinder Statutory Trust II, of which the Company owns 100% of the common equity. The Trust issued $5,000,000 of 30-year floating rate Company-obligated pooled capital securities of Pathfinder Statutory Trust II (“Floating-Rate Debentures”). The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms. The capital securities mature in 2037 and are treated as Tier 1 capital by the FDIC and the Federal Reserve. The capital securities of the trust are a pooled trust preferred fund of Preferred Term Securities VI, Ltd., with interest rates that reset quarterly, and are indexed to the 3-month the Secured Overnight

Financing Rate ("SOFR") which is a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, plus 1.91%. These securities have a five-year call provision. The Company guarantees all of these securities.

The Company's equity interest in the trust subsidiary is included in other assets on the Consolidated Statements of Financial Condition at December 31, 2023 and 2022. For regulatory reporting purposes, the Federal Reserve Board has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them.

On October 14, 2020, the Company executed a private placement of $25.0 million of its 5.50% Fixed to Floating Rate non-amortizing Subordinated Debt (the “2020 Subordinated Debt”) to certain qualified institutional buyers and accredited institutional investors. The 2020 Subordinated Debt has a maturity date of October 15, 2030 and initially bear interest, payable semi-annually, at a fixed annual rate of 5.50% per annum until October 15, 2025. Commencing on that date, the interest rate applicable to the outstanding principal amount due will be reset quarterly to an interest rate per annum equal to the then current three month SOFR plus 532 basis points, payable quarterly until maturity. The Company may redeem the 2020 Subordinated Debt at par, in whole or in part, at its option, any time after October 15, 2025 (the first redemption date). The 2020 Subordinated Debt is senior in the Company’s credit repayment hierarchy only to the Company’s common equity and, and any future senior indebtedness and is intended to qualify as Tier 2 capital for regulatory capital purposes for the Company. The Company paid $783,000 in origination and legal fees as part of this transaction. These fees will be amortized over the life of the 2020 Subordinated Debt through its first redemption date using the effective interest method, giving rise to an effective cost of funds of 6.22% from the issuance date calculated under this method. Accordingly, interest expense related to this transaction of $1.6 million was recorded in both the years ended December 31, 2023 and 2022.

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

The regulatory and supervisory structure establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and the deposit insurance funds, rather than for the protection of shareholders and creditors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies concerning the establishment of deposit insurance assessment fees, classification of assets and establishment of adequate credit loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the New York State legislature, the NYSDFS, the FDIC, the Federal Reserve Board or the United States Congress, could have a material adverse impact on the financial condition and results of operations of the Company and the Bank.

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

The NYSDFS requires New York State-chartered or licensed banks regulated by the NYSDFS, such as the Bank, to adopt broad cybersecurity protections. In particular, the Bank has established a program designed to ensure the safety of its information systems, adopted a written cybersecurity policy, and designated an information security officer. The Bank is subject to ongoing compliance and reporting requirements of the NYSDFS. In November 2023, the NYSDFS amended its cybersecurity regulations to include heightened governance requirements and an expansion of the breadth and depth of required policies and procedures, among other things.

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

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Pathfinder Bank exercised the opt-out election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, regulators take into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions when and where deemed necessary.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management personnel if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. Notwithstanding the foregoing, pursuant to the EGRRCPA, the FDIC finalized a rule that established a community bank leverage ratio (“CBLR”). The CBLR (Tier 1 capital to average consolidated assets) was established at 9% for institutions under $10 billion in assets and such institutions may elect to utilize the CBLR threshold level of capital in lieu of the generally-applicable risk-based capital requirements under Basel III. Such institutions that meet the CBLR threshold and certain other qualifying criteria will automatically be deemed to be well-capitalized. The new rule took effect on January 1, 2020. A financial institution can elect to be subject to this new definition. The Bank did not elect to become subject to the CBLR.

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

At December 31, 2023, Pathfinder Bank was well-capitalized.

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

The FDIC has authority to increase insurance assessments and adopted a final rule in October 2022 to increase initial base deposit insurance assessment rates by two basis points beginning in the first quarterly assessment period of 2023. As a result, effective January 1, 2023, assessment rates for institutions of the Bank’s size ranged from 3.5 to 32 basis points. The FDIC may also issue special assessments. In 2023, the FDIC issued a special assessment for banks with total consolidated assets of $5 billion or more in order to recover losses sustained by the Deposit Insurance Fund as a result of the March 2023 failures of Silicon Valley Bank and Signature Bank.

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

On October 24, 2023, the FDIC and the other federal banking agencies issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, banks with assets of at least $600 million as of December 31 in both of the prior two calendar years and less than $2 billion as of December 31 in either of the prior two calendar years will be an “intermediate bank.” The agencies will evaluate intermediate banks under the Retail Lending Test and either the current community development test, referred to in the final rule as the Intermediate Bank Community Development Test, or, at the Bank’s option, the Community Development Financing Test. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.

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

Federal Home Loan Bank System. Pathfinder Bank is a member of the Federal Home Loan Bank System, which consists of eleven regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLBNY, Pathfinder Bank is required to acquire and hold a specified amount of shares of capital stock in the FHLBNY. As of December 31, 2023, Pathfinder Bank was in compliance with this requirement.

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

The Company’s federal tax returns are statutorily subject to potential audit for the years 2020 through 2023. No federal income tax returns are under audit as of the date of this report.

Method of Accounting. For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.

Bad Debt Reserves. Prior to 1996, Pathfinder Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of tax law changes in 1996, Pathfinder Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2023, Pathfinder Bank had no reserves subject to recapture in excess of its base year reserves. The Bank continues to be required to use the specific charge-off method to account for tax bad debt deductions.

Taxable Distributions and Recapture. Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if Pathfinder Bank failed to meet certain thrift asset and definitional tests or made certain distributions. Tax law changes in 1996 eliminated thrift-related recapture rules. However, under current law, pre-1988 tax bad debt reserves remain subject to recapture if Pathfinder Bank makes certain non-dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a “bank” for tax purposes. At December 31, 2023, our total federal pre-base year bad debt reserve was approximately $1.3 million.

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

State Taxation

Pathfinder Bancorp, Inc., Pathfinder Bank, Whispering Oaks, and Pathfinder Risk Management Corporation report income on a combined basis to New York State. The New York State franchise tax is imposed in an amount equal to the greater of 6.5% of Business Income for companies with a Business Income Base up to $5 million, or 7.25% for companies with a Business Income Base greater than $5 million, 0.025% and 0.1875% of average Business Capital for 2022 and 2023, respectively, or a fixed dollar amount based on New York sourced gross receipts.

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

Human Capital

The success of our business is highly dependent on our team members, who provide value to our customers and communities through their dedication to our mission and values. We define, exemplify and foster our culture by the Values listed above. We value our team members by investing in a healthy work-life balance, competitive compensation and benefit packages, and a vibrant, team-oriented environment centered on professional service and open communication among team members. We strive to build and maintain a high-performing culture by creating a work environment that attracts and retains outstanding, engaged team members who embody our company mantra of "Local. Community. Trust.”

Demographics

At December 31, 2023, we employed 174 team members, of which 161 were full-time, 12 were part-time, and one was an intern. Our staff is comprised of approximately 78% women. We continue to grow and employ team members respectively across our three-county footprint as follows:

Date	Headcount
12/31/2023	174
12/31/2022	174
12/31/2021	173
12/31/2020	183
12/31/2019	162

At December 31, 2023, approximately 60% of our staff was employed at our bank branch and loan production offices, with the remainder of our team employed within all other functional areas, including our customer-facing electronic commerce and call center units. None of these employees are represented by a collective bargaining agreement and management considers its relationship with employees to be good. During fiscal year 2023, we hired 44 employees, of which 34 were full-time, six were part-time, one was temporary, and three were interns. Our voluntary turnover rates for the previous five years are as follows:

Year	Voluntary Turnover %
2023	23.4%
2022	25.0%
2021	24.2%
2020	13.2%
2019	18.8%

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

A commitment to diversity and inclusion is essential to reflecting the values of our team members and the society we serve today. It makes business sense because it helps us to attract and retain the best talent, it enables us to understand and meet clients' needs more effectively and thus provide a better quality service. We continue our commitment to equal employment opportunity through a robust anti-discrimination plan, which includes annual compensation analyses and ongoing reviews of our selection and hiring practices, alongside a continued focus on building and maintaining a diverse workforce.

For the year 2023, the population of our workforce was as follows:

Ethnicity	%
American Indian or Alaska Native	0.6%
Asian	2.2%
Black or African American	2.2%
Hispanic or Latino	3.4%
Two or more races (Not Hispanic or Latino)	1.1%
White	90.5%

Age Range	Total
18-25	21
26-35	56
36-45	44
46-55	16
56-65	34
Over 65	3
Grand Total	174

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

Retention Efforts

Employee retention helps us operate efficiently and achieve one of our business objectives. We believe our commitment to living out our core values, actively prioritizing concern for our team members’ well-being, supporting our team members’ career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing team members. In addition, nearly all of our team members are stockholders of the Company through participation in our Employee Stock Ownership Plan, which aligns employee and stockholder interests by providing stock ownership on a tax-deferred basis at no investment cost to our employees. At December 31, 2023, over 27% of our current staff had been with us for ten years or more. There is a team assigned to retention efforts as a strategic initiative for 2024 and forward.

ITEM 1A: RISK FACTORS

Not required of a smaller reporting company.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 1C: CYBERSECURITY

The Company considers cybersecurity a subset of information security, and as such, cybersecurity risks and controls are assessed in our information security risk assessment and managed in our Information & Cybersecurity Program & Policy ("ICPP"). The ICPP is developed and maintained utilizing the Federal Financial Institutions Examination Council ("FFIEC") Information Technology Examination Handbook, FDIC, NYSDFS, and Gramm-Leach–Bliley Act, and represents the standards, policies, procedures, and guidelines defining the Company’s security requirements and related activities, which includes risk management and risk assessment practices. Management has designated the Information Security Officer ("ISO"), who has over 14 years of experience, along with the Technology Steering Committee, with implementing and monitoring the ICPP. The Company’s Information Technology ("IT") department consists of the Chief Information Officer ("CIO"), who has over 35 years of experience in the IT field, including 25 years with the Company, and other key personnel who have years of experience and various certifications related to assessing and managing cybersecurity risk. Additionally, the Company has developed a comprehensive enterprise risk management program to monitor risks related to its operations, including cybersecurity risk, and the Company’s Chief Risk Officer has primary responsibility for the enterprise risk management program. Management also engages the services of third parties to assist the ISO with their tasks. The Company believes that risk management is a component of overall governance and that IT risk management is a component of overall risk management.

The Company recognizes that our overall security culture contributes to the effectiveness of our ICPP. The Company has developed an enterprise risk management program that identifies, prioritizes and provides a formal structure for the internal and external risks that impact the organization. The Board of Directors sets the tone and direction for the Company’s use of IT and has identified the Technology Steering Committee as having primary responsibility for oversight of the Company’s risk exposures and risk assessments and policies, including risks related to cybersecurity. The Board of Directors and Technology Steering Committee approve and periodically review and re-approve the policy and other IT related policies. While the Board of Directors may delegate the design, implementation, and monitoring of certain IT activities to the CIO or designee, the full Board of Directors remains responsible for overseeing IT strategies and policies, including cybersecurity. To help carry out their responsibilities, Directors, management, and all employees are periodically trained to understand IT activities and risks, including cybersecurity risks. Management, via the Technology Steering Committee and ISO, or combination, provides a status report to the Board of Directors at least annually, with more frequent communications as necessary. The report describes the overall status of the ICPP and material matters related to the program, including security breaches, cybersecurity assessments, cybersecurity awareness training for employees and the Board of Directors.

The Company utilizes third-party threat analysis tools such as penetration testing and vulnerability scanning to assist in understanding and supporting the measurement of information security related risks. Additionally, the Company uses a third-party tool to help management identify current cybersecurity risks and control maturity levels, and to evaluate overall cybersecurity preparedness. The Company conducts gap analysis and action plans designed to identify potential actions that improve our overall cybersecurity posture, and periodically reevaluates both cybersecurity risks and controls to assure they are commensurate with our size and complexity and are keeping pace with the overall cybersecurity threat environment.

Management also obtains, analyzes, and responds to information from various sources on cybersecurity threats and vulnerabilities that may affect the Company, while incorporating available information on cybersecurity events into our risk assessment. Additionally, management develops, maintains, and updates a repository of cybersecurity threat and vulnerability information that may be used in conducting risk assessments, and ultimately provide updates to the Board of Directors on cybersecurity risk trends. The Company has not experienced any cybersecurity incidents in the past that have individually or in the aggregate had a materially adverse effect on our business, financial condition or results of operations.

Additionally, the Company conducts due diligence in the selection and on-going monitoring of third-party service providers. Management is responsible for ensuring that such third parties use suitable information security controls when providing services to us. As part of the oversight of third-party service providers, management will determine whether cybersecurity risks are identified, measured, mitigated, monitored, and reported by such third parties.

ITEM 2: PROPERTIES

The Company has seven offices located in Oswego County, four offices located in Onondaga County and one limited purpose office located in Oneida County. Management believes that the Bank’s facilities are adequate for the business conducted. The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 2023. The aggregate net book value of the Bank's premises and equipment was $18.4 million at December 31, 2023. For additional information regarding the Bank's properties, see Notes 8 and 28 to the consolidated financial statements.

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
258 Genesee Street
Utica, New York 13502

(1)
The building is owned; the underlying land is leased with an annual rent of $39,000.
(2)
Both building and land are owned as of July 2023; the land lease expense in 2023 was $23,000.
(3)
The premises are leased with an annual rent of $91,000.
(4)
The premises are leased with an annual rent of $75,000.
(5)
The premises are leased with an annual rent of $262,000.
(6)
The premises are leased with an annual rent of $17,000.

ITEM 3: LEGAL PROCEEDINGS

There are various claims and lawsuits to which the Company is periodically involved that are incidental to the Company's business, most notably foreclosures. In the opinion of management, such claims and lawsuits in the aggregate are not expected to have a material adverse impact on the Company's consolidated financial condition and results of operations at December 31, 2023.

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s voting common stock trades on the NASDAQ Capital Market under the symbol “PBHC.”

There were 310 shareholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms) as of March 22, 2024.

The Company did not repurchase any shares of its common stock for the year ended December 31, 2023.

Equity Compensation Plan Information

The following table provides information as of December 31, 2023 with respect to shares of voting common stock that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	164,857	$11.03	10,408

Equity compensation plans not approved by stockholders	N/A	N/A	N/A

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

On October 16, 2014, Pathfinder Bancorp, MHC converted from the mutual holding company form of organization to the stock holding company form of organization (the “Conversion”). Following the completion of the Conversion, the Company was created substantially in its current form and Pathfinder Bancorp, MHC ceased to exist. The Company had 6,099,571 and 6,032,112 shares of voting and non-voting common stock in aggregate outstanding at December 31, 2023 and December 31, 2022, respectively.

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

As discussed above, pursuant to the Securities Purchase Agreement, on May 8, 2019, the Company issued a Warrant to Castle Creek to purchase 125,000 shares of non-voting common stock at an exercise price equal to $14.25 per share. At the same time, the Company entered into a Warrant Agreement with Castle Creek, to, among other things, authorize and establish the terms of the Warrant. The Warrant is exercisable at any time after May 8, 2019, and from time to time, in whole or in part, until May 8, 2026. However, the exercise of such Warrant remains subject to certain contractual provisions, and regulatory approval if Castle Creek’s ownership of Common Stock would exceed 9.9%. At December 31, 2023, Castle Creek owned approximately 8.8% of the Company’s common voting stock. The Warrant will receive dividends equal to the amount paid on the Company’s common stock. The dividend payment shall be calculated on (1) the unexercised portion of the 125,000 notional shares encompassed within the terms of the Warrant, less (2) any exercised portion of the 125,000 shares, times (3) the amount of the quarterly dividend paid to common shareholders. Dividend payments, if declared on the Company’s common stock, will be made on the Warrant until its expiration date.

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

Pursuant to the terms of the Securities Purchase Agreement, Castle Creek is entitled to have one representative appointed to the Company’s Board of Directors for so long as Castle Creek, together with its respective affiliates, owns, in the aggregate, 4.9% or more of all of the outstanding shares of the Company’s Common Voting Stock. If Castle Creek, together with its respective affiliates, owns, in the aggregate, 4.9% or more of all of the outstanding shares of the Company’s Common Voting Stock and does not have a board representative appointed to the Company’s Board of Directors, the Company will invite a person designated by Castle Creek to attend meetings of the Company’s Board of Directors as an observer. On June 30, 2023, the Company’s Board of Directors appointed Anthony R. Scavuzzo, a representative of Castle Creek, to the Board of Directors.

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

SELECTED FINANCIAL DATA

The following selected consolidated financial data sets forth certain financial highlights of the Company and should be read in conjunction with the consolidated financial statements and related notes:

	At or for the year ended December 31,
(In thousands, except per share amounts)	2023	2022	2021	2020	2019
Year End
Total assets	$1,465,798	$1,399,921	$1,285,177	$1,227,443	$1,093,807
Investment securities available-for-sale	258,716	191,726	190,598	128,261	111,134
Investment securities held-to-maturity	179,286	194,402	160,923	171,224	122,988
Loans receivable, net	881,232	882,435	819,524	812,718	772,782
Deposits	1,120,067	1,125,430	1,055,346	995,907	881,893
Borrowings and subordinated debt	205,513	145,730	106,661	121,450	108,253
Shareholders' equity	120,256	111,582	110,633	97,722	90,669

For the Year
Total interest income	$67,663	$51,098	$45,827	$42,507	$41,758
Total interest expense	28,744	9,695	7,532	10,864	13,528
Net interest income	38,919	41,403	38,295	31,643	28,230
Provision for credit losses	2,930	2,754	1,022	4,707	1,966
Net interest income after provision for credit losses	35,989	38,649	37,273	26,936	26,264
Total noninterest income	5,190	5,914	6,231	6,485	4,917
Total noninterest expense	29,395	28,874	27,495	25,080	25,730
Income before income taxes	11,784	15,689	16,009	8,341	5,451
Income tax expense	2,362	2,656	3,499	1,295	1,165
Net income attributable to noncontrolling interest	129	101	103	96	10
Net income attributable to Pathfinder Bancorp, Inc.	$9,293	$12,932	$12,407	$6,950	$4,276
Convertible preferred stock dividends	-	-	97	291	208
Warrant dividends	45	45	35	30	23
Undistributed earnings allocated to participating securities	1,729	2,666	2,699	1,224	467
Net income available to common shareholders	$7,519	$10,221	$9,576	$5,405	$3,578

Per Share
Income per share - basic	$1.51	$2.13	$2.07	$1.17	$0.80
Income per share - diluted	1.51	2.13	2.07	1.17	0.80
Book value per common share	19.59	18.40	18.43	17.56	15.94
Tangible book value per common share (a)	18.83	17.63	17.66	16.53	14.95
Cash dividends declared	0.36	0.36	0.28	0.24	0.24

Performance Ratios
Return on average assets	0.67%	0.96%	0.98%	0.60%	0.43%
Return on average equity	8.09	11.77	11.91	7.43	5.34
Average equity to average assets	8.26	8.17	8.26	8.02	7.97
Shareholders' Equity to total assets at end of year	8.15	7.93	8.58	7.94	8.27
Net interest rate spread	2.47	3.05	3.06	2.68	2.73
Net interest margin	2.95	3.24	3.21	2.88	2.98
Average interest-earning assets to average interest-bearing liabilities	121.63	124.03	124.61	120.49	116.84
Noninterest expense to average assets	2.11	2.15	2.18	2.15	2.56
Efficiency ratio (a) (b)	66.62	61.11	63.07	68.71	78.75
Dividend payout ratio	28.95	20.87	16.17	20.39	30.21
Return on average common equity	8.09	11.77	11.91	8.92	6.02

	At December 31,
	2023	2022	2021	2020	2019
Asset Quality Ratios
Nonperforming loans to year end loans	1.92%	1.00%	1.00%	2.58%	0.67%
Nonperforming assets to total assets	1.19	0.66	0.65	1.74	0.49
Allowance for credit losses to year end loans	1.78	1.71	1.57	1.55	1.11
Allowance for credit losses to nonperforming loans	92.73	169.93	155.99	59.89	165.25

Regulatory Capital Ratios (Bank Only)
Total capital (to risk-weighted assets)	15.05%	15.14%	15.19%	13.13%	12.28%
Tier 1 capital (to risk-weighted assets)	13.80	13.88	13.94	11.87	11.16
Tier 1 capital (to adjusted assets)	10.11	9.67	9.52	8.63	8.20
Tier 1 Common Equity (to risk-weighted assets)	13.80	13.88	13.94	11.87	11.16

Number of:
Banking offices	12	12	11	11	11
Fulltime equivalent employees	164	160	161	176	157

(a)
See table below for reconciliation of the non-GAAP financial measures.
(b)
The efficiency ratio is calculated as noninterest expense divided by the sum of net interest income and noninterest income, excluding net gains on sales, redemptions and impairment of investment securities and net gains (losses) on sales of loans and foreclosed real estate.

NON-GAAP FINANCIAL INFORMATION

Regulation G, a rule adopted by the Securities and Exchange Commission (SEC), applies to certain SEC filings, made by registered companies that contain “non-GAAP financial measures.” GAAP is generally accepted accounting principles in the United States of America. Under Regulation G, companies making public disclosures containing non-GAAP financial measures must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure (if a comparable GAAP measure exists) and a statement of the Company’s reasons for utilizing the non-GAAP financial measure as part of its financial disclosures. The SEC has exempted from the definition of “non-GAAP financial measures” certain commonly used financial measures that are not based on GAAP. When these exempted measures are included in public disclosures, supplemental information is not required. Financial institutions, like the Company and its subsidiary bank, are subject to an array of bank regulatory capital measures that are financial in nature but are not based on GAAP and are not easily reconcilable to the closest comparable GAAP financial measures, even in those cases where a comparable measure exists. The Company follows industry practice in disclosing its financial condition under these various regulatory capital measures, including period-end regulatory capital ratios for its subsidiary bank, in its periodic reports filed with the SEC, and does so without compliance with Regulation G, on the widely-shared assumption that the SEC regards such non-GAAP measures to be exempt from Regulation G. The Company uses in this regulatory filing additional non-GAAP financial measures that are commonly utilized by financial institutions and have not been specifically exempted by the SEC from Regulation G. The Company provides, as supplemental information, such non-GAAP measures included in this document as described immediately below.

	At or for the year ended December 31,
(In thousands, except per share amounts)	2023	2022	2021	2020	2019
Per Share
Book value per common share
Total Pathfinder Bancorp, Inc. shareholders' equity (book value) (GAAP)	$119,495	$110,997	$110,287	$97,456	$90,434
Preferred stock	-	-	-	17,901	15,370
Total shares outstanding	6,100	6,032	5,983	4,531	4,709
Book value per common share	$19.59	$18.40	$18.43	$17.56	$15.94

Total common equity
Total equity (GAAP)	$119,495	$110,997	$110,287	$79,555	$75,064
Goodwill	4,536	4,536	4,536	4,536	4,536
Intangible assets	85	101	117	133	149
Tangible common equity	$114,874	$106,360	$105,634	$74,886	$70,379

Tangible book value per common share
Tangible common equity	$114,874	$106,360	$105,634	$74,886	$70,379
Total shares outstanding	6,100	6,032	5,983	4,531	4,709
Tangible book value per common share	$18.83	$17.63	$17.66	$16.53	$14.95

Performance Ratios
Efficiency ratio
Operating expenses (numerator)	$29,395	$28,874	$27,495	$25,080	$25,730
Net interest income	38,919	41,403	38,295	31,643	28,230
Noninterest income	5,190	5,914	6,231	6,485	4,917
Less: Gains/(Losses) on the sale/redemption of investment securities, fixed assets, loans, and foreclosed real estate	243	(282)	551	2,255	393
Less : (Losses)/Gains on marketable securities	(255)	352	382	(629)	81
Denominator	$44,121	$47,247	$43,593	$36,502	$32,673
Efficiency ratio	66.62%	61.11%	63.07%	68.71%	78.75%

Dividend payout ratio
Dividends declared (numerator)	$2,177	$2,143	$1,548	$1,102	$1,081
Net income available to common shareholders (denominator)	7,519	10,221	9,576	5,405	3,578
Dividend payout ratio	28.95%	20.97%	16.17%	20.39%	30.21%

Return on average common equity
Net income attributable to Pathfinder Bancorp Inc. (GAAP) (numerator)	$9,293	$12,932	$12,407	$6,950	$4,276
Average equity	114,824	109,898	104,131	93,586	80,136
Average preferred stock	-	-	-	15,709	9,074
Denominator	$114,824	$109,898	$104,131	$77,877	$71,062
Return on average common equity	8.09%	11.77%	11.91%	8.92%	6.02%

	At or for the year ended December 31,
(In thousands, except per share amounts)	2023	2022	2021	2020	2019
Regulatory Capital Ratios (Bank Only)
Total capital (to risk-weighted assets)
Total equity (GAAP)	$137,943	$126,148	$121,896	$106,720	$88,138
Goodwill	(4,536)	(4,536)	(4,536)	(4,536)	(4,536)
Intangible assets	(85)	(101)	(117)	(133)	(149)
Addback: Accumulated other comprehensive income	9,605	12,172	1,268	2,236	2,971
Total Tier 1 Capital	$142,927	$133,683	$118,511	$104,287	$86,424
Allowance for loan and lease losses	12,995	12,076	10,655	11,002	8,669
Total Tier 2 Capital	$12,995	$12,076	$10,655	$11,002	$8,669
Total Tier 1 plus Tier 2 Capital (numerator)	$155,922	$145,759	$129,166	$115,289	$95,093
Risk-weighted assets (denominator)	1,035,747	962,861	850,157	878,380	774,177
Total core capital to risk-weighted assets	15.05%	15.14%	15.19%	13.13%	12.28%

Tier 1 capital (to risk-weighted assets)
Total Tier 1 capital (numerator)	$142,927	$133,683	$118,511	$104,287	$86,424
Risk-weighted assets (denominator)	1,035,747	962,861	850,157	878,380	774,177
Total capital to risk-weighted assets	13.80%	13.88%	13.94%	11.87%	11.16%

Tier 1 capital (to adjusted assets)
Total Tier 1 capital (numerator)	$142,927	$133,683	$118,511	$104,287	$86,424
Total average assets	1,418,313	1,387,480	1,249,752	1,212,512	1,059,060
Goodwill	(4,536)	(4,536)	(4,536)	(4,536)	(4,536)
Intangible assets	(85)	(101)	(117)	(133)	(149)
Adjusted assets (denominator)	$1,413,692	$1,382,843	$1,245,099	$1,207,843	$1,054,375
Total capital to adjusted assets	10.11%	9.67%	9.52%	8.63%	8.20%

Tier 1 Common Equity (to risk-weighted assets)
Total Tier 1 capital (numerator)	$142,927	$133,683	$118,511	$104,287	$86,424
Risk-weighted assets (denominator)	1,035,747	962,861	850,157	878,380	774,177
Total Tier 1 Common Equity to risk-weighted assets	13.80%	13.88%	13.94%	11.87%	11.16%

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

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the allowance for credit losses, deferred income tax assets and liabilities, pension obligations, the annual evaluation of the Company’s goodwill for possible impairment, and the estimation of fair values for accounting and disclosure purposes to be the accounting areas that require the most subjective and complex judgments. These areas could be the most subject to revision as new information becomes available.

Allowance for Credit Losses. On January 1, 2023 the Company adopted the Current Expected Credit Loss ("CECL") model, as required under Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The Company adopted the standard, which replaced the incurred loss methodology with CECL for financial instruments measured at amortized cost and other commitments to extend credit. The allowance for credit losses on loans and unfunded commitments is a valuation allowance for management’s estimate of expected credit losses in the loan portfolio and commitments to extend credit. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment on the use of estimates related to the amount and timing of expected future cash flows on individually evaluated loans, estimated losses on pools of homogeneous loans based on historical loss experience, and environmental factors, all of which may be susceptible to significant change. The Company establishes a specific allowance for all commercial loans in excess of the total related credit threshold of $100,000 and single borrower residential mortgage loans in excess of the total related credit threshold of $300,000 identified as being individually evaluated which are on nonaccrual and have been risk rated under the Company’s risk rating system as substandard, doubtful, or loss. The Company also establishes a specific allowance, regardless of the size of the loan, modified due to borrowers experiencing financial difficulties. In addition, an accruing substandard loan could be identified as being individually evaluated. The measurement of individually evaluated loans is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured based on the fair value of the collateral, less costs to sell. At December 31, 2023, the Bank’s position in individually evaluated loans consisted of 69 loans totaling $22.6 million. Of these loans, 17 loans, totaling $1.6 million, were valued using the present value of future cash flows method; and 66 loans, totaling $20.9 million, were valued based on a collateral analysis. For all other loans, the Company uses the general allocation methodology that establishes an allowance to estimate the lifetime loss for each risk-rating category. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for credit losses and a discussion of the factors driving changes in the amount of the allowance for credit losses is included in this report.

As noted above, the allowance for credit losses (“ACL”) represents management’s estimate of lifetime losses in the Bank’s loan portfolio. Determining the amount of the ACL requires significant judgment on the part of management and the use of estimates related to the amount and timing of expected future cash flows on individually evaluated loans, estimated losses on pools of homogeneous loans based on historical loss experience, as correlated to historical economic metrics and in consideration of current economic trends and conditions, and other qualitative factors, all of which may be susceptible to significant change.

The Company utilizes the Discounted Cash Flow (“DCF”) method for its pooled segment calculation. The DCF method implements a probability of default with loss given default and loss exposure at default estimation. The probability of default and loss given default are applied to future cash flows that are adjusted to present value and these discounted expected losses become the Allowance for Credit Losses.

Management also considers Qualitative Factors (“QF”) that are likely to cause estimated credit losses with the Company’s existing portfolio to differ from historical loss experience, including but not limited to: national and local economic trends and conditions, levels and trends in delinquencies, non-accrual loans and classified assets, trends in volume, terms and concentrations of loans, changes in lending policies and procedures, quality of credit review function and administration, and changes in regulatory environment, management, markets and product offerings. The Company quarterly assesses the magnitude of QF adjustments necessary to be applied to the quantitatively-derived ACL in order to incorporate forward-looking projections in its final evaluation of current expected credit losses.

In estimating the ACL on loans, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate. At December 31, 2023, the Bank held $520.6 million in commercial real estate and commercial & industrial loans (collectively, commercial loans) representing 57.9% of the Bank’s entire loan portfolio. The Bank allocated $10.7 million to the ACL for these loans, including $3.4 million derived from the use of qualitative factors in the calculation. Given the concentration of ACL allocation to the total commercial loan portfolio and the significant judgments made by management in deriving the qualitative loss factors, management considers the impact that changes in judgments could have on the ACL. The ACL could increase (or decrease) by approximately $891,000, assuming a 25% negative (or positive) change within the group of qualitative factors used to determine the ACL for commercial loans. The sensitivity and related range of impacts for various judgments on the ACL is a hypothetical analysis and is used to determine management’s judgments or assumptions of qualitative loss factors that were utilized at December 31, 2023 in the final recorded estimation of the ACL on loans recognized on the Statement of Financial Condition.

If the assumptions underlying the determination of the ACL prove to be incorrect, the ACL may not be sufficient to cover actual credit losses and an increase to the ACL may be necessary in future periods to allow for different assumptions or adverse developments. In addition, future problems with one or more specifically-identified loans or one or more specifically-identified borrower relationships could require a significant increase to the ACL.

Management’s methodology and policy in determining the allowance for credit losses can be found in Note 1 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The activity in the allowance for credit losses is depicted in supporting tables in Note 6 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

At December 31, 2022 the Company calculated its ALLL utilizing the Incurred Loss Model ("ILM") methodology, as required under GAAP on that date. As noted above, on January 1, 2023, the Company adopted the Current Expected Credit Loss ("CECL") model methodology in accordance with GAAP requirements that became effective on that date. At December 31, 2022 the Company had a total allowance for loan and lease losses ("ALLL") of $15.3 million, of which $4.8 million was related to impaired loans and $10.5 million was related to loans analyzed collectively on an aggregate pool basis.

As a consequence of the adoption of the CECL model, the Company recorded a one-time transition adjustment (recorded as an adjustment, net of taxes, to retained earnings) of $1.9 million related to its aggregate loan portfolio that reversed the $10.5 million in the

December 31, 2022 ALLL, that was related to pooled loans evaluated in the aggregate, as previously calculated under the phased-out ILM methodology, and replaced it with the ACL, as calculated under CECL, in the amount of $12.4 million. The $12.4 million CECL ACL at January 1, 2023 was composed of $8.4 million in reserves calculated using quantitative methodologies based on historical loss experience and $4.0 million based on qualitative factors, as determined by management. The $4.8 million in ALLL related to specifically-identified loans at December 31, 2022 was not affected by the transition to the CECL methodology on January 1, 2023.

The transition to CECL also required that new reserves be created in the amounts of $450,000 and $552,000, related to held-to-maturity investments and unfunded commitments, respectively. Including the $1.9 million CECL transition adjustment related to loans, described above, the total CECL transition adjustment, recorded to retained earnings, was $2.9 million on January 1, 2023. This transition adjustment, which had no effect on reported earnings in 2023, was booked to retained earnings in the first quarter of 2023 and was therefore a nonrecurring subtraction from tangible book value, after tax effects of approximately $2.1 million.

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

Evaluation of Goodwill. Management performs an annual evaluation of the Company’s goodwill for possible impairment. Based on the results of the 2023 evaluation, management has determined that the carrying value of goodwill is not impaired as of December 31, 2023. The evaluation approach is described in Note 10 of the consolidated financial statements contained herein.

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

Fair values for securities available-for-sale are obtained from an independent third party pricing service. Where available, fair values are based on quoted prices on a nationally recognized securities exchange. If quoted prices are not available, fair values are measured using quoted market prices for similar benchmark securities. Management made no adjustments to the fair value quotes that were provided by the pricing source. The fair values of foreclosed real estate and the underlying collateral value of individually analyzed loans are typically determined based on evaluations by third parties, less estimated costs to sell. When necessary, appraisals are updated to reflect changes in market conditions.

RECENT EVENTS

On December 22, 2023, the Company announced that its Board of Directors had declared a cash dividend of $0.09 per share on the Company’s voting common and non-voting common stock, and a cash dividend of $0.09 per notional share for the issued Warrant relating to the fiscal quarter ended December 31, 2023. The dividend was paid on February 2, 2024 to shareholders of record on January 12, 2024.

On March 4, 2024 Pathfinder Bank entered into a purchase and assumption agreement (the “Purchase Agreement”) with Berkshire Bank, the banking subsidiary of Berkshire Hills Bancorp, Inc. (“Berkshire Bank”). Under the Purchase Agreement, Pathfinder Bank will acquire approximately $32 million in loans and one branch location (along with associated personal property and fixtures), and will assume approximately $198 million in deposits. With respect to loans, Pathfinder Bank will pay an amount equal to the sum of 95% of the aggregate unpaid principal balances, measured as of the closing date, plus any accrued interest through closing on the loans. Pathfinder Bank will pay a 5.8% premium on the aggregate amount of non-time deposits associated with the branch, measured as of the closing date (the “Core Deposits”), and will assume all non-Core Deposits associated with the branch, measured as of the closing date, at par value. The total deposit premium to be paid by Pathfinder Bank equates to approximately 4.0% when applied to the aggregated Core Deposits and non-Core Deposits. Pathfinder Bank will assume Berkshire Bank’s existing commercial lease for the real property associated with the branch (including anticipated annual lease payment costs of approximately $946,000). The transaction is expected to close by the end of the third quarter of 2024 and is subject to receipt of regulatory approvals and certain other customary closing conditions.

EXECUTIVE SUMMARY AND RESULTS OF OPERATIONS

The Company reported net income of $9.3 million for 2023, a decrease of $3.6 million as compared to net income of $12.9 million in 2022. Net income decreased during 2023, as compared to the previous year, due to a decrease in net interest income after provision for credit losses of $2.7 million, a decrease in total noninterest income of $724,000, and an increase in noninterest expense of $521,000. These decreases in net income were partially offset by a $294,000 decrease in the provision for income taxes, and a $28,000 increase in net income attributable to noncontrolling interest. Basic and diluted earnings per share in 2023 were both $1.51 per share, as compared to $2.13 per share in 2022.

Return on average assets decreased 29 basis points to 0.67% in 2023 from 0.96% in 2022. Return on average equity decreased 368 basis points to 8.09% in 2023 as compared to 11.77% in 2022. The decreases in return on average assets and return on average equity in 2023, as compared to the previous year, were both primarily due to the aforementioned decrease in net income. Average assets increased in 2023 by $44.4 million, or 3.3%, as the Company grew its total assets from $1.40 billion for the year ended December 31, 2022 to $1.47 billion for the year ended December 31, 2023.

Net interest income, before provision for credit losses, decreased $2.5 million, or 6.0%, to $38.9 million in 2023 on average interest earning assets of $1.32 billion, as compared to net interest income before provision for loan losses of $41.4 million in 2022 on average interest earning assets of $1.28 billion. Interest and dividend income increased $16.6 million in 2023 to $67.7 million, as compared to $51.1 million in 2022. The income effects of the aggregate increase in the average balance of interest-earning assets of $42.2 million were enhanced by an increase of 113 basis points in the overall average yield earned on those assets. These increases in interest income were more than offset by increases in interest expense, as interest expense increased $19.0 million due to an increase in the average rate paid on interest-bearing liabilities of 171 basis points in 2023 as compared to 2022, enhanced by an increase in the average balance of interest-bearing liabilities of $55.0 million during the same time period.

The Company recorded a provision for credit losses of $2.9 million in 2023 as compared to $2.8 million in the prior year. The $176,000 year-over-year increase in provision for credit losses was primarily due to the downgrading of a limited number of relatively large commercial real estate and commercial loan relationships. Additionally, the provision for credit losses in 2023 reflected an increase in nonperforming loans of $8.2 million at December 31, 2023, as compared to December 31, 2022. The Company recorded $4.2 million in net charge-offs in 2023 as compared to $370,000 in 2022. The increase in charge-off activity in 2023, as compared to the previous year, was primarily related to the aforementioned limited number of large commercial real estate and commercial loan relationships. The charge-offs in 2023 involved loans for which the charged-off amounts had been fully reserved for in prior periods.

Total noninterest income was $5.2 million in 2023, a decrease of $724,000, or 12.2%, from $5.9 million in 2022. This decrease was due in part to the receipt of one-time Federal and New York State historical tax credits, totaling $521,000, granted in 2022 in connection with the restoration of our Southwest Corridor branch. The decrease was also in part due to a $607,000 increase in net losses on marketable equity securities. Fluctuations in the market value of equity securities are recorded as periodic net gain or loss, and the net losses recorded in 2023 are considered to be transitory. Partially offsetting these decreases in noninterest income were a $525,000 increase in gains on sales of securities, fixed assets, loans, and foreclosed real estate, as well as a $123,000 increase in service charges on deposit accounts, and a $41,000 increase in bank-owned life insurance revenues.

Noninterest expenses totaled $29.4 million for 2023, which was an increase of $521,000, or 1.8%, from the $28.9 million reported for the previous year. This modest increase can be primarily attributed to the incremental expenses associated with the Company's growth activities, including the opening of the Southwest Corridor branch in late 2022, and investments in technology to enhance digital banking services, which align with Pathfinder Bancorp’s long-term strategic plans.

Salaries and employee benefits, constituting the largest component of noninterest expenses, saw a moderate year-over-year decrease of $102,000, indicative of the Company’s commitment to cost saving measures even in a competitive labor market. An increase of $183,000 in occupancy and equipment expenses contributed to the annual increase in overall noninterest expenses, reflecting the Bank's investment in physical infrastructure and branch network expansion. Professional and other services expense increased $491,000 in 2023, as compared to 2022. This increase was primarily due to a $390,000 increase in third-party software service costs, related in part to the Company's continuing efforts to increase process automation, and a $136,000 increase in non-recurring legal fees. FDIC assessments expense increased $279,000 during 2023, primarily attributable to an increase in fees calculated on total liabilities and insured deposits, as well as certain nonrecurring adjustments made in 2022.

Net loan charge-offs to average loans were 0.47% for 2023, as compared to 0.04% for 2022. Nonperforming loans to total loans increased to 1.92% at December 31, 2023, compared to 1.00% at December 31, 2022. The allowance for credit losses to non-performing loans at December 31, 2023 was 92.73%, compared with 169.93% at December 31, 2022. Total nonperforming assets increased $8.1 million, or 88.2%, between December 31, 2022 and December 31, 2023, largely driven by an increase of $6.6 million in commercial and commercial real estate loans, and increases of $957,000 and $658,000 in nonperforming consumer and residential real estate loans respectively.

Management monitors its loan portfolio closely and has incorporated our current estimate of the ultimate collectability of all loans into the reported allowance for credit losses at December 31, 2023. Overall, the ratio of the allowance for credit losses to year end loans increased to 1.78% at December 31, 2023 from 1.71% at December 31, 2022.

Total past due loans measured as a percent of total loans, increased from 2.89% at December 31, 2022 to 3.79% at December 31, 2023, primarily due to an increase of $3.8 million in past due commercial loans, a $2.3 million increase in past due residential loans, and a $1.9 million increase in past due consumer loans. The level of nonperforming loans increased in aggregate by $8.2 million led by an increase of $6.6 million in commercial and commercial real estate loans, a $957,000 increase in consumer loans, and a $658,000 increase in residential mortgage loans. Commensurate with the increase in nonperforming loans to year end loans, the ratio of nonperforming assets to total assets increased to 1.19% at December 31, 2023 from 0.66% at December 31, 2022.

The Company’s shareholders’ equity increased $8.5 million, or 7.7%, to $119.5 million at December 31, 2023 from $111.0 million at December 31, 2022. This increase was primarily due to a $4.7 million increase in retained earnings, a $2.6 million decrease in accumulated other comprehensive loss, a $1.0 million increase in additional paid in capital, and a $180,000 increase in ESOP shares earned. The increase in retained earnings resulted from $9.3 million in net income recorded in 2023. Partially offsetting these increases in retained earnings during 2023 were a one-time $2.1 million CECL transition adjustment, as well as $1.7 million for cash dividends declared on voting common stock, $497,000 for cash dividends declared on non-voting common stock, $45,000 for cash dividends declared on issued warrants, and $199,000 for cumulative effect of affiliate capital allocation.

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

Net interest income, before provision for credit losses, decreased $2.5 million, or 6.0%, to $38.9 million in 2023 as compared to $41.4 million in the previous year. Our net interest margin for the year ended December 31, 2023 decreased to 2.95% from 3.24% for the comparable prior year. The decrease in net interest income was primarily due to an increase in interest expense of $19.0 million, or 196.5%, offset by a lesser increase in interest and dividend income of $16.6 million, or 32.4%. The increase in interest expense was primarily a result of the increase in average cost of deposits resulting from the rapidly rising interest rate environment and increased competition.

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

	For the year ended December 31,
	2023			2022
			Average			Average
Unaudited	Average		Yield /	Average		Yield /
(In thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$899,605	$47,348	5.26%	$869,591	$38,322	4.41%
Taxable investment securities	379,600	18,073	4.76%	351,898	11,454	3.25%
Tax-exempt investment securities	30,318	1,947	6.42%	38,456	1,173	3.05%
Fed funds sold and interest-earning deposits	11,730	295	2.51%	19,134	149	0.78%
Total interest-earning assets	1,321,253	67,663	5.12%	1,279,079	51,098	3.99%
Noninterest-earning assets:
Other assets	100,319			89,391
Allowance for credit losses	(17,870)			(13,196)
Net unrealized losses on available-for-sale securities	(13,600)			(9,580)
Total assets	$1,390,102			$1,345,694
Interest-bearing liabilities:
NOW accounts	$92,223	$538	0.58%	$102,223	$319	0.31%
Money management accounts	14,116	15	0.11%	16,201	18	0.11%
MMDA accounts	239,182	6,695	2.80%	260,594	1,941	0.74%
Savings and club accounts	124,617	274	0.22%	138,954	210	0.15%
Time deposits	480,867	15,743	3.27%	412,536	4,584	1.11%
Subordinated debt	29,815	1,941	6.51%	29,639	1,749	5.90%
Borrowings	105,471	3,538	3.35%	71,152	874	1.23%
Total interest-bearing liabilities	1,086,291	28,744	2.65%	1,031,299	9,695	0.94%
Noninterest-bearing liabilities:
Demand deposits	172,950			192,106
Other liabilities	16,037			12,391
Total liabilities	1,275,278			1,235,796
Shareholders' equity	114,824			109,898
Total liabilities & shareholders' equity	$1,390,102			$1,345,694
Net interest income		$38,919			$41,403
Net interest rate spread			2.47%			3.05%
Net interest margin			2.95%			3.24%
Ratio of average interest-earning assets to average interest-bearing liabilities			121.63%			124.03%

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

	Years Ended December 31,
	2023 vs 2022			2022 vs 2021
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Loans	$1,361	$7,665	$9,026	$1,601	$(305)	$1,296
Taxable investment securities	962	5,657	6,619	1,132	1,746	2,878
Tax-exempt investment securities	(292)	1,066	774	494	463	957
Interest-earning deposits	(77)	223	146	(4)	144	140
Total interest income	1,954	14,611	16,565	3,223	2,048	5,271
Interest Expense:
NOW accounts	(34)	253	219	26	7	33
Money management accounts	(2)	(1)	(3)	-	1	1
MMDA accounts	(172)	4,926	4,754	65	886	951
Savings and club accounts	(23)	87	64	23	28	51
Time deposits	875	10,284	11,159	441	881	1,322
Subordinated debt	10	182	192	(177)	136	(41)
Borrowings	581	2,083	2,664	(103)	(51)	(154)
Total interest expense	1,235	17,814	19,049	275	1,888	2,163
Net change in net interest income	$719	$(3,203)	$(2,484)	$2,948	$160	$3,108

Interest Income

Changes in interest income result from changes in the average balances of loans, securities, and interest-earning deposits and the related average yields on those balances.

Interest and dividend income increased $16.6 million, or 32.4%, to $67.7 million in 2023 as compared to $51.1 million in 2022 due principally to the $42.2 million, or 3.3%, increase in average interest-earning assets and a 113 basis points increase in the average yield on average interest-earning assets. The average yield earned on loans increased 85 basis points in 2023, when compared to 2022, as a result of rising interest rates associated with variable rate loans. The average balance of loans increased $30.0 million, or 3.4%, in 2023, as compared to the previous year due to the increase in average commercial real estate and commercial and industrial loans. The average yields earned on taxable investment securities increased 151 basis points to 4.76% in 2023 as compared to 3.25% in 2022, primarily as a result of the rising interest rate environment in 2023. In addition, the average balance of taxable investment securities increased $27.7 million, or 7.9%, when compared to the prior year primarily due to increased purchases of securities in the fourth quarter of 2023 intended to take advantage of certain dynamics in the interest rate environment present at that time. In combination, these factors resulted in a $6.6 million increase in interest income associated with taxable investment securities in 2023, as compared to 2022.

Interest Expense

Interest expense increased $19.0 million, or 196.5%, to $28.7 million in 2023, as compared to $9.7 million in the previous year. The year-over-year increase in interest expense was primarily driven by the rising interest rate environment in 2023 and lagged effects from the rising interest rate environment in 2022. The average rate paid on interest-bearing deposits increased by 225 basis points to 3.26% in 2023 as compared to 1.10% in the previous year. The average cost of all interest-bearing liabilities increased from 0.94% in 2022 to 2.65% in 2023. In addition, the year-over-year increase in interest expense resulted from increases in the average balances of deposits and borrowings. The average balance of total interest-bearing liabilities increased $55.0 million, or 5.3%, in 2023, as compared to 2022, and the average balance of all deposits increased by $20.5 million, or 2.2% in 2023, as compared to the previous year.

Provision for Credit Losses

We establish a provision for credit losses, which is recorded to operations, at a level management believes is appropriate to absorb lifetime credit losses in the loan portfolio. In evaluating the level of the allowance for credit losses, management considers historical loss experience, the types and amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The provision for credit losses represents management’s estimate of the amount necessary to maintain the allowance for credit losses at an adequate level.

The Company recorded a provision for credit losses of $2.9 million in 2023 as compared to $2.8 million in the prior year. The $176,000 year-over-year increase in provision for credit losses was primarily due to the downgrading of a limited number of relatively large commercial real estate and commercial loan relationships. The Company recorded $4.2 million in net charge-offs in 2023 as compared to $370,000 in net charge-offs in 2022. The ratio of net charge-offs to average loans therefore increased to 0.47% in 2023 from 0.04% in 2022. Further information on earnings per share can be found in Note 1 to the consolidated financial statements of this Form 10-K.

Nonperforming loans to total loans increased to 1.92% at December 31, 2023 as compared to 1.00% at December 31, 2022. The allowance for credit losses to non-performing loans at December 31, 2023 was 92.7%, compared with 169.9% at December 31, 2022.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions and net gains or losses on sales of securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the years indicated.

	For the year ended December 31,
(In thousands)	2023	2022	Change
Service charges on deposit accounts	$1,249	$1,126	$123	10.9%
Earnings and gain on bank owned life insurance	630	589	41	7.0%
Loan servicing fees	307	363	(56)	-15.4%
Debit card interchange fees	616	867	(251)	-29.0%
Insurance agency revenue	1,304	1,128	176	15.6%
Historical tax credit	-	521	(521)	-100.0%
Other charges, commissions and fees	1,096	1,250	(154)	-12.3%
Noninterest income before gains	5,202	5,844	(642)	-11.0%
Net gains (losses) on sales of securities, fixed assets, loans and foreclosed real estate	243	(282)	525	-186.2%
(Losses) gains on marketable equity securities	(255)	352	(607)	-172.4%
Total noninterest income	$5,190	$5,914	$(724)	-12.2%

Total noninterest income was $5.2 million in 2023, a decrease of $724,000, or 12.2%, from $5.9 million in 2022. The decrease was in part due to a $607,000 increase in net losses on marketable equity securities. Fluctuations in the market value of equity securities are recorded as periodic net gain or loss, and the net losses recorded in 2023 are considered to be transitory.

Noninterest income before recorded gains and losses, decreased $642,000, or 11.0%, to $5.2 million in 2023 as compared to $5.8 million in 2022. The largest contributor to the year-over year decrease in noninterest income was due to the receipt of Federal and New York historical tax credits related to the restoration of the newly opened Southwest Corridor branch in 2022. The credits of $521,000 were received in 2022 concurrently with the opening of the branch facility and were not applicable in 2023. Also of note, debit card interchange fees decreased $251,000 year over year. This decrease is correlated to a decrease in transactional revenues volume and increases in rewards expense. The $154,000 year-over-year decrease in other charges, commissions and fees was the result of the 2022 sale of real estate held by our subsidiary, Whispering Oaks.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the years indicated.

	For the year ended December 31,
(In thousands)	2023	2022	Change
Salaries and employee benefits	$15,920	$16,022	$(102)	-0.6%
Building and occupancy	3,563	3,380	183	5.4%
Data processing	2,018	2,042	(24)	-1.2%
Professional and other services	2,019	1,528	491	32.1%
Advertising	671	905	(234)	-25.9%
FDIC assessments	885	606	279	46.0%
Audits and exams	735	688	47	6.8%
Insurance agency expense	1,033	906	127	14.0%
Community service activities	200	267	(67)	-25.1%
Foreclosed real estate expenses	111	78	33	42.3%
Other expenses	2,240	2,452	(212)	-8.6%
Total noninterest expenses	$29,395	$28,874	$521	1.8%

Noninterest expense increased $521,000, or 1.8%, to $29.4 million in 2023 from $28.9 million in 2022. The increase in noninterest expenses in 2023, as compared to 2022, was primarily due to increases in building and occupancy, professional and other services, audits and exams, and insurance agency expense totaling $848,000. Increased foreclosure activity in 2023 when compared to 2022 caused an increase in foreclosed real estate expenses of $33,000. An increase of $183,000 in occupancy and equipment expenses contributed to the annual increase, reflecting the Bank's increased investment in physical infrastructure and branch network expansion. Professional and other services expense increased $491,000 in 2023, as compared to 2022. This increase was primarily due to a $390,000 increase in third-party software service costs, related in part to the Company's continuing efforts to increase process automation, and a $136,000 increase in non-recurring legal fees. FDIC assessments expense increased $279,000 during 2023, primarily attributable to an increase in fees calculated on total liabilities and insured deposits, as well as certain nonrecurring adjustments made in 2022. Strategic decreases in advertising in combination with decreases in salaries and employee benefits, data processing, community service activities, and other operating expenses help to offset noninterest expense by $639,000. Salaries and employee benefits, constituting the largest component of noninterest expenses, saw a moderate year-over-year decrease of $102,000, indicative of the Company’s commitment to cost saving measures even in a competitive labor market.

Income Tax Expense

The Company reported income tax expense of $2.4 million in 2023 and $2.7 million in 2022, a decrease of $300,000 when compared to the previous year. This decrease was primarily the result of a decrease in income before income taxes.

The Company’s effective tax rate was 20.8% in 2023, as compared to 17.5% in 2022. The Company’s effective tax rate in 2023 increased 3.3% primarily due to fluctuations in permanent tax differences, including state taxes, the reversal of a deferred tax asset valuation allowance for the year ended December 31, 2022, and the benefit of Federal and New York State historical tax credits claimed for the year ended December 31, 2022.

As a Maryland business corporation, the Company is required to file an annual report with, and pay franchise taxes to, the State of Maryland.

See Note 17 to the consolidated financial statements for the reconciliation of the statutory tax rate to the effective tax rate.

Earnings Per Share

Basic and diluted earnings per share for the year ended December 31, 2023 were both $1.51, as compared to basic and diluted earnings per share of $2.13 for the year ended December 31, 2022. The decrease in earnings per share between these two years was due to the decrease in net income available to common shareholders between these two time periods. Further information on earnings per share can be found in Note 3 to the consolidated financial statements of this Form 10-K.

CHANGES IN FINANCIAL CONDITION

The Company's total assets were $1.47 billion at December 31, 2023 as compared to $1.40 billion at December 31, 2022. The increase in total assets of $65.9 million, or 4.7%, was primarily the result of a $67.0 million increase in available-for-sale securities, a $13.5 million increase in interest-earning deposits, partially offset by a $15.1 million decrease in held-to-maturity securities. All other asset categories had a net increase of $500,000.

Investment Securities

The average investment portfolio represented 31.0% of the Company’s average interest-earning assets in 2023 and is designed to generate a favorable rate of return in consideration of all risk factors associated with debt securities while assisting the Company in meeting its liquidity needs and interest rate risk strategies. All of the Company’s investments, with the exception of marketable equity securities, are classified as either available-for-sale or held-to-maturity. The Company does not hold any trading securities. The Company invests in securities issued by United States Government agencies and sponsored enterprises (“GSE”), mortgage-backed securities, collateralized mortgage obligations, state and municipal obligations, mutual funds, equity securities, investment grade corporate debt instruments, and common stock issued by the FHLBNY. By investing in these types of assets, the Company reduces the credit risk of its asset base through geographical and collateral-type diversification but must accept lower yields than would typically be available on loan products. Our mortgage-backed securities and collateralized mortgage obligations portfolios include privately-issued but substantially collateralized pass-through securities as well as pass-through securities guaranteed by GSEs.

At December 31, 2023, available-for-sale investment securities increased 34.9% to $258.7 million and held-to-maturity investment securities decreased 7.6% to $179.6 million as compared to December 31, 2022. There were no securities that exceeded 10% of consolidated shareholders’ equity.

Our available-for-sale investment securities are carried at fair value and our held-to-maturity investment securities are carried at amortized cost.

The following table sets forth the carrying value of the Company's investment portfolio at December 31:

	Available-for-Sale			Held-to-Maturity
(In thousands)	2023	2022	2021	2023	2022	2021
Investment Securities:
US treasury, agencies and GSEs	$80,083	$29,364	$32,273	$3,760	$3,852	$-
State and political subdivisions	32,924	45,385	39,199	16,576	15,211	14,790
Corporate	10,919	11,829	14,127	45,427	45,086	46,290
Asset backed securities	19,892	15,400	13,613	16,860	19,158	14,636
Residential mortgage-backed - US agency	24,418	16,400	22,164	6,974	7,489	9,740
Collateralized mortgage obligations - US agency	12,179	11,708	12,285	13,221	15,109	11,362
Collateralized mortgage obligations - Private label	78,095	61,434	56,731	76,819	88,497	64,105
Common stock - financial services industry	206	206	206	-	-	-
Total investment securities	$258,716	$191,726	$190,598	$179,637	$194,402	$160,923

The following table sets forth the scheduled maturities, amortized cost, fair values and average yields for the Company's investment securities at December 31, 2023. Average yield is calculated on the amortized cost to maturity. Adjustable rate mortgage-backed securities are included in the period in which interest rates are next scheduled to be reset.

AVAILABLE FOR SALE

			More Than One		More Than Five
	One Year or Less		to Five Years		to Ten Years
		Annualized		Annualized		Annualized
	Amortized	Weighted	Amortized	Weighted	Amortized	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Avg Yield	Cost	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$6,004	4.67%	$3,463	2.21%	$30,584	2.28%
State and political subdivisions	-	0.00%	513	1.82%	3,103	2.15%
Corporate	4,096	5.45%	5,221	5.65%	756	1.80%
Asset backed securities	-	0.00%	-	0.00%	5,498	7.36%
Total	$10,100	4.99%	$9,197	4.14%	$39,941	2.96%
Mortgage-backed securities:
Residential mortgage-backed - US agency	$5,055	5.81%	$2,495	0.99%	$-	0.00%
Collateralized mortgage obligations - US agency	-	0.00%	1,741	2.18%	1,974	5.48%
Collateralized mortgage obligations - Private label	5,871	6.72%	9,787	5.88%	15,619	3.94%
Total	$10,926	6.30%	$14,023	4.55%	$17,593	4.11%
Other non-maturity investments:
Equity securities	$206	0.53%	$-	0.00%	$-	0.00%
Total	$206	0.53%	$-	0.00%	$-	0.00%
Total investment securities	$21,232	5.62%	$23,220	4.39%	$57,534	3.31%

	More Than Ten Years		Total Investment Securities
		Annualized			Annualized
	Amortized	Weighted	Amortized	Fair	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Value	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$42,537	5.77%	$82,588	$80,083	4.25%
State and political subdivisions	30,972	2.09%	34,588	32,924	2.09%
Corporate	935	5.22%	11,008	10,919	5.27%
Asset backed securities	14,753	5.23%	20,251	19,892	5.81%
Total	$89,197	4.40%	$148,435	$143,818	4.05%
Mortgage-backed securities:
Residential mortgage-backed - US agency	$17,896	4.22%	$25,446	$24,418	4.22%
Collateralized mortgage obligations - US agency	9,343	3.54%	13,058	12,179	3.65%
Collateralized mortgage obligations - Private label	50,535	6.29%	81,812	78,095	5.82%
Total	$77,774	5.48%	$120,316	$114,692	5.25%
Other non-maturity investments:
Equity securities	$-	0.00%	206	$206	0.53%
Total	$-	0.00%	$206	$206	0.53%
Total investment securities	$166,971	4.90%	$268,957	$258,716	4.58%

HELD-TO-MATURITY

			More Than One		More Than Five
	One Year or Less		to Five Years		to Ten Years
		Annualized		Annualized		Annualized
	Amortized	Weighted	Amortized	Weighted	Amortized	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Avg Yield	Cost	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$-	0.00%	$-	0.00%	$1,497	3.18%
State and political subdivisions	666	3.14%	2,614	3.15%	7,987	2.36%
Corporate	1,754	4.10%	11,695	4.82%	31,978	4.85%
Asset backed securities	-	0.00%	4,259	4.09%	1,997	7.52%
Total	$2,420	0.00%	$18,568	4.42%	$43,459	4.11%
Mortgage-backed securities:
Residential mortgage-backed - US agency	$-	0.00%	$1,253	3.40%	$2,374	2.82%
Collateralized mortgage obligations - US agency	-	0.00%	1,302	3.63%	4,938	2.80%
Collateralized mortgage obligations - Private label	12,298	8.47%	12,283	5.11%	8,117	6.18%
Total	$12,298	8.47%	$14,838	4.84%	$15,429	4.58%
Total investment securities	$14,718	7.08%	$33,406	4.60%	$58,888	4.23%

	More Than Ten Years		Total Investment Securities
		Annualized			Annualized
	Amortized	Weighted	Amortized	Fair	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Value	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$2,263	2.66%	$3,760	$3,456	2.87%
State and political subdivisions	5,309	2.51%	16,576	14,730	2.56%
Corporate	-	0.00%	45,427	42,155	4.81%
Asset backed securities	10,604	4.55%	16,860	15,680	4.79%
Total	$18,176	3.72%	$82,623	$76,021	4.28%
Mortgage-backed securities:
Residential mortgage-backed - US agency	$3,347	2.79%	$6,974	$6,324	2.91%
Collateralized mortgage obligations - US agency	6,981	2.93%	13,221	11,928	2.95%
Collateralized mortgage obligations - Private label	44,121	4.33%	76,819	73,761	5.31%
Total	$54,449	4.06%	$97,014	$92,013	4.84%
Total investment securities	$72,625	3.89%	$179,637	$168,034	4.59%

The yield information disclosed above does not give effect to changes in fair value that are reflected in accumulated other comprehensive loss in consolidated shareholders’ equity.

Loans Receivable

Average loans receivable represented 68.1% of the Company’s average interest earning assets in 2023 and account for the greatest portion of total interest income. At December 31, 2023, the Company had the largest portion of its loan portfolio in commercial loan products that represented 58.4% of total loans. These products include credits extended to businesses and political subdivisions within its marketplace that are typically secured by commercial real estate, equipment, inventories, and accounts receivable. The residential mortgage loans product segment represents 28.8% of total loans at December 31, 2023. The consumer loan products represented 12.8% of total loans at December 31, 2023. The Company has seen the proportion of commercial loan products to total loans increase in recent years and it will continue to emphasize these types of loans. Notwithstanding this emphasis, the Company also anticipates a continued commitment to financing the purchase or improvement of residential real estate in its market area.

The following table sets forth the composition of our loan portfolio, including net deferred costs, in dollar amount and as a percentage of loans.

	December 31,
(Dollars in thousands)	2023		2022		2021		2020		2019
Residential real estate	$258,198	28.8%	$262,008	29.2%	$246,344	29.6%	$233,094	28.2%	$212,663	27.2%
Residential real estate held-for-sale	-	0.0%	19	0.0%	513	0.1%	1,526	0.2%	35,936	4.6%
Commercial real estate	358,521	40.0%	344,721	38.4%	287,279	34.5%	286,066	34.7%	254,781	32.6%
Commercial and tax exempt	165,460	18.4%	163,806	18.3%	156,167	18.8%	194,963	23.6%	148,776	19.0%
Home equity and junior liens	35,231	3.9%	34,349	3.8%	32,048	3.8%	38,941	4.7%	46,688	6.0%
Consumer loans	79,797	8.9%	92,851	10.3%	110,108	13.2%	70,905	8.6%	82,607	10.6%
Total loans receivable	$897,207	100.0%	$897,754	100.0%	$832,459	100.0%	$825,495	100.0%	$781,451	100.0%

The following table shows the amount of loans outstanding, including net deferred costs, as of December 31, 2023 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Demand loans having no stated schedule of repayments, no stated maturity, and overdrafts are reported as one year or less. Adjustable and floating rate loans are included in the period on which interest rates are next scheduled to adjust, rather than the period in which they contractually mature. Fixed rate loans are included in the period in which the final contractual repayment is due.

(In thousands)	Due Under One Year	Due 1-5 Years	Due > 5 Years to Fifteen Years	Due Over Fifteen Years	Total
Real estate:
Commercial real estate	$8,692	$12,180	$86,709	$250,940	$358,521
Residential real estate	853	2,533	51,648	203,164	258,198
Total real estate loans	9,545	14,713	138,357	454,104	616,719
Commercial and tax exempt	74,433	40,765	43,983	6,279	165,460
Home Equity and junior liens	18,599	1,240	12,064	3,328	35,231
Consumer	2,784	6,854	8,846	61,313	79,797
Total loans	$105,361	$63,572	$203,250	$525,024	$897,207

The following table sets forth fixed- and adjustable-rate loans at December 31, 2023 that are contractually due after December 31, 2024:

(In thousands)	Due After One Year
Interest rates:
Fixed	$408,149
Variable	383,697
Total loans	$791,846

Total loans receivable, including net deferred costs, decreased $547,000, to $897.2 million at December 31, 2023 when compared to $897.8 million at December 31, 2022, due to decreases in consumer loans and residential mortgage loans of $13.1 million and $3.8 million, respectively. These decreases in outstanding loan balances were partially offset by increases in commercial real estate loans, commercial and tax exempt loans, and home equity and junior liens of $13.8 million, $1.7 million, and $882,000, respectively. Although the Company maintained its previously established credit standards, the outstanding balances of commercial real estate and commercial loans increased as the Bank continued to benefit from the expanding relationship-derived business activity within the markets that the Bank serves. The decrease in residential mortgage loans was primarily the result of decreases in the percentage of originated loans allocated for addition to the Bank's portfolio as rates generally increased throughout 2023. The Company does not originate sub-prime, Alt-A, negative amortizing or other higher risk structured residential mortgages.

Nonperforming Loans and Assets

The following table represents information concerning the aggregate amount of nonperforming assets:

	December 31
(Dollars In thousands)	2023	2022	2021	2020	2019
Nonaccrual loans:
Commercial and commercial real estate loans	$12,317	$5,720	$6,297	$17,978	$3,002
Consumer	3,140	2,183	1,104	747	631
Residential mortgage loans	1,770	1,112	891	2,608	1,613
Total nonaccrual loans	17,227	9,015	8,292	21,333	5,246
Total nonperforming loans	17,227	9,015	8,292	21,333	5,246
Foreclosed real estate	151	221	-	-	88
Total nonperforming assets	$17,378	$9,236	$8,292	$21,333	$5,334

Nonperforming loans to total loans	1.92%	1.00%	1.00%	2.58%	0.67%
Nonperforming assets to total assets	1.19%	0.66%	0.65%	1.74%	0.49%

Nonperforming assets include nonaccrual loans, and foreclosed real estate (“FRE”).

Management monitors its loan portfolios closely and has incorporated our current estimate of the ultimate collectability of all loans into the reported allowance for credit losses at December 31, 2023. The ratio of the allowance for credit losses to year end loans was 1.78% and 1.71% at December 31, 2023 and December 31, 2022, respectively.

Total nonperforming assets increased $8.1 million, or 88.2%, between December 31, 2022 and December 31, 2023, driven by increases of $6.6 million, $957,000, and $658,000 in nonperforming commercial and commercial real estate loans, consumer loans, and residential real estate loans, respectively, partially offset by a decrease of $70,000 in foreclosed real estate. The increase in nonperforming commercial and commercial real estate loans in 2023 was primarily due to one loan relationship in the in the amount of $7.8 million that was placed on non-accrual status. The $957,000 increase in nonperforming consumer loans was primarily due to increases in purchased loans that are 90 days or greater past due.

Management believes that the value of the collateral properties underlying the loans is sufficient to preclude any significant losses related to these loans. Management continues to monitor and react to national and local economic trends as well as general portfolio conditions which may impact the quality of the portfolio, and considers these environmental factors in support of the allowance for credit loss reserve. Management believes that the current level of the allowance for credit losses, at $16.0 million at December 31, 2023, adequately addresses the current level of risk within the loan portfolio, particularly considering the types and levels of collateralization supporting the substantial majority of the portfolio. The Company maintains strict loan underwriting standards and carefully monitors the performance of the loan portfolio. See Note 1: Summary of Significant Accounting Policies contained in the financial statements herein.

Foreclosed Real Estate (“FRE”) balances decreased to $151,000 at December 31, 2023, compared to $221,000 from the prior year end.

The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more. There are no loans that are past due 90 days or more and still accruing interest. The Company considers a loan specifically-identified when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan. Had the loans in nonaccrual status performed in accordance with their original terms, additional interest income of $989,000 and $476,000 would have been recorded for the years ended December 31, 2023 and December 31, 2022, respectively.

The measurement of specifically-identified loans is based upon the fair value of the collateral or the present value of future cash flows discounted at the historical effective interest rate for specifically-identified loans when the receipt of contractual principal and interest is probable. At December 31, 2023 and December 31, 2022, the Company had $22.6 million and $20.2 million in loans, which were deemed to be specifically-identified, having specific reserves of $3.7 million and $4.8 million, respectively. The $2.4 million year-over-year increase in specifically-identified loans was principally due to increases of $4.4 million, $2.0 million, and $177,000 in specifically-identified commercial real estate, other commercial and industrial, and residential mortgages, respectively, offset by decreases of $4.1 million and $8,000 in commercial lines of credit and home equity and junior liens, respectively.

The threshold for specifically-identified commercial real estate or commercial loans remains at $100,000 and for residential mortgage loans remains at $300,000 at December 31, 2023. The thresholds described above do not apply to loans that have been classified as modified due to borrowers experiencing financial difficulties, which are individually evaluated at the time that the restructuring is affected.

Appraisals are obtained at the time a real estate secured loan is originated. For commercial real estate held as collateral, the property is inspected every two years.

Management has identified certain loans with potential credit profiles that may result in the borrowers not being able to comply with the current loan repayment terms and which may result in possible future identified loan reporting. Potential problem loans increased $6.3 million to $43.1 million at December 31, 2023, compared to $38.6 million at December 31, 2022. These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered specifically-identified. The increase in potential problem loans was primarily due to a $7.8 million increase in potential problem commercial real estate loans and a $2.1 million increase in potential problem consumer loans. These increases were partially offset by a decrease of $3.3 million in potential problem commercial and industrial loans. The increase in potential problem commercial real estate loans in 2023 was a result of one loan relationship for $7.1 million, and one residential real estate loan relationship in the amount of $1.4 million.

Total potential problem loans, including specifically-identified loans, were $43.1 million at December 31, 2023, and were comprised of special mention, substandard and doubtful loans of $20.7 million, $20.3 million and $2.1 million, respectively. Total potential problem loans, including impaired loans, were $38.6 million at December 31, 2022, and were comprised of special mention, substandard and doubtful loans of $20.0 million, $17.0 million and $2.1 million, respectively.

The Company measures delinquency based on the amount of past due loans as a percentage of total loans. The ratio of delinquent loans to total loans increased to 3.79% at December 31, 2023 as compared to 3.21% at December 31, 2022. This increase was due to an increase of $3.8 million in past due commercial loans, a $1.9 million increase in past due consumer loans, and a $2.3 million increase in past due residential loans. At December 31, 2023, there were $34.0 million in loans past due including $13.6 million, $3.2 million and $17.2 million in loans 30-59 days, 60-89 days, and 90 days and over past due, respectively. At December 31, 2022, there were $28.9 million in loans past due including $13.0 million, $4.3 million and $8.7 million in loans 30-59 days, 60-89 days, and 90 days and over past due, respectively.

Loans purchased outside of the Bank’s general market area are subject to substantial pre-purchase due diligence. Homogenous pools of purchased loans are subject to pre-purchase analyses led by a team of the Bank’s senior executives and credit analysts. In each case, the Bank’s analytical processes consider the types of loans being evaluated, the underwriting criteria employed by the originating entity, the historical performance of such loans, especially in the most recent deeply recessionary period, the offered collateral enhancements and other credit loss mitigation factors offered by the seller and the capabilities and financial stability of the servicing entities involved. From a credit risk perspective, these loan pools also benefit from broad diversification, including wide geographic dispersion, the readily-verifiable historical performance of similar loans issued by the originators, as well as the overall experience and skill of the underwriters and servicing entities involved as counterparties to the Bank in these transactions. The performance of all purchased loan pools are monitored regularly from detailed reports and remittance reconciliations provided at least monthly by the external servicing entities.

The projected credit losses related to purchased loan pools are evaluated prior to purchase and the performance of those loans against expectations are analyzed at least monthly. Over the life of the purchased loan pools, the allowance for credit losses is adjusted, through the provision for credit losses, for expected loss experience, over the projected life of the loans. The expected credit loss experience is determined at the time of purchase and is modified, to the extent necessary, during the life of the purchased loan pools. The Bank does not initially increase the allowance for credit losses on the purchase date of the loan pools.

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

Allowance for Credit Losses

The allowance for credit losses (ACL) is established through provision for credit losses and reduced by loan charge-offs net of recoveries. The allowance for credit losses represents the amount available for probable credit losses in the Company’s loan portfolio as estimated by management.

The Company establishes a specific allocation for all commercial loans identified as being specifically-identified with a balance in excess of $100,000 that are also on nonaccrual or have been risk rated under the Company’s risk rating system as substandard, doubtful, or loss. The measurement of specifically-identified loans is based upon either the present value of future cash flows discounted at the historical effective interest rate or the fair value of the collateral, less costs to sell for collateral dependent loans. At December 31, 2023, the Bank’s position in specifically-identified loans consisted of 69 loans totaling $22.5 million. Of these loans, 17 loans, totaling $1.6 million, were valued using the present value of future cash flows method; and 52 loans, totaling $20.9 million, were valued based on a collateral analysis. For all other loans, the Company uses the general allocation methodology that establishes an allowance to estimate the probable lifetime loss for each risk-rating category. The Company uses the fair value of collateral, less costs to sell to measure impairment on commercial and commercial real estate loans. Residential real estate loans in excess of $300,000 will also be included in this individual loan review. Residential real estate loans less than this amount will be included in specifically-identified loans if it is part of the total related credit to a previously identified commercial loan. The Company also establishes a specific allowance, regardless of the size of the loan, for all loans modified due to borrowers experiencing financial difficulties.

At December 31, 2022 the Company calculated its ALLL utilizing the Incurred Loss Model ("ILM") methodology, as required under GAAP on that date. On January 1, 2023, the Company adopted the Current Expected Credit Loss ("CECL") model methodology in accordance with GAAP requirements that became effective on that date. At December 31, 2022 the Company had a total allowance for loan and lease losses ("ALLL") of $15.3 million, of which $4.8 million was related to impaired loans and $10.5 million was related to loans analyzed collectively on an aggregate pool basis. On January 1, 2023 the Company recorded a one-time CECL transition adjustment (recorded as an adjustment, net of taxes, to retained earnings) of $1.9 million that reversed the $10.5 million in the December 31, 2022 ALLL, that was related to pooled loans, evaluated collectively in the aggregate, as previously calculated under the phased-out ILM methodology, and replaced it with the ACL, as calculated under CECL, in the amount of $12.4 million. The $12.4 million CECL ACL at January 1, 2023 was composed of $8.4 million in reserves calculated using quantitative methodologies based on historical loss experience and $4.0 million based on qualitative factors, as determined by management. The $4.8 million in ALLL related to impaired loans at December 31, 2022 was not affected by the transition to the CECL methodology at January 1, 2023.

The transition to CECL also required that new reserves be created in the amounts of $450,000 and $552,000, related to held-to-maturity investments and unfunded commitments, respectively. Including the $1.9 million CECL transition adjustment related to loans, described above, the total CECL transition adjustment was $2.9 million on January 1, 2023, which was recorded to retained earnings on that date. Beginning on January 1, 2023, the Bank has had to account for all credit loss exposures using this CECL methodology. The resulting nonrecurring adjustment from ILM to CECL, was made on January 1, 2023, increasing the ACL at December 31, 2022 by $2.2 million in determining the beginning allowance for credit losses ("ACL") for the quarter ended March 31, 2023. This transition adjustment was booked to retained earnings in the first quarter of 2023 and was therefore a subtraction from tangible book value, after tax effects of approximately $2.1 million.

The allowance for credit losses and the allowance for loan losses at December 31, 2023 and 2022 was $16.0 million and $15.3 million, respectively, or 1.78% and 1.71% of total year end loans on those dates, respectively. The Company recorded $4.2 million in net charge-offs in 2023, as compared to $370,000 in net charge-offs in 2022. The ratio of net charge-offs to average loans increased to 0.47% in 2023 from 0.04% in 2022.

For further discussion of our allowance for credit losses procedures, please see “Business-Allowance for Credit Losses” and Note 6 to the consolidated financial statements contained in this Annual Report on Form 10-K.

The following table sets forth the allocation of allowance for credit losses by loan category for the years indicated. The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	2023		2022		2021		2020		2019
	Allocation	Percent of	Allocation	Percent of	Allocation	Percent of	Allocation	Percent of	Allocation	Percent of
	of the	Loans to	of the	Loans to	of the	Loans to	of the	Loans to	of the	Loans to
(Dollars in thousands)	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans
Residential real estate	$2,466	28.8%	$714	29.2%	$872	29.6%	$931	28.2%	$580	27.2%
Commercial real estate	5,751	40.0%	5,881	38.4%	5,308	34.5%	4,776	34.7%	4,010	32.6%
Commercial and tax exempt	4,956	18.4%	6,937	18.3%	3,701	18.8%	4,663	23.6%	2,841	19.0%
Home equity and junior liens	657	3.9%	741	3.8%	774	3.8%	739	4.7%	553	6.0%
Consumer loans	2,145	8.9%	1,046	10.3%	1,297	13.2%	1,123	8.6%	413	10.6%
Unallocated (1)	-	-	-	-	983	0.1%	545	0.2%	272	4.6%
Total	$15,975	100.0%	$15,319	100.0%	$12,935	100.0%	$12,777	100.0%	$8,669	100.0%

(1)
Includes loans held-for-sale at December 31 for each of the indicated years.

The following table sets forth the allowance for credit losses for the years indicated:

(Dollars In thousands)	2023	2022	2021	2020	2019
Balance at beginning of year	$15,319	$12,935	$12,777	$8,669	$7,306
Adoption of New Accounting Standards	1,886
Provisions charged to operating expenses	2,991	2,754	1,022	4,707	1,966
Recoveries of loans previously charged-off:
Commercial real estate and loans	236	296	70	4	1
Consumer and home equity	118	95	88	95	60
Residential real estate	1	-	-	2	2
Total recoveries	355	391	158	101	63
Loans charged off:
Commercial real estate and loans	(4,109)	(585)	(764)	(222)	(294)
Consumer and home equity	(346)	(147)	(240)	(353)	(361)
Residential real estate	(121)	(29)	(20)	(125)	(11)
Total charged-off	(4,576)	(761)	(1,024)	(700)	(666)
Net charge-offs	(4,221)	(370)	(866)	(599)	(603)
Balance at end of year	$15,975	$15,319	$12,935	$12,777	$8,669
Net charge-offs to average loans outstanding	0.48%	0.04%	0.10%	0.08%	0.09%
Allowance for credit losses to year-end loans	1.78%	1.71%	1.57%	1.55%	1.11%

The following table sets forth the loan net charge-off ratios for the years indicated:

	2023	2022
Allowance for credit losses to year-end loans	1.78%	1.71%
Allowance for credit losses to nonperforming loans	92.73%	169.93%
Nonaccrual loans to total loans	1.92%	1.00%
Allowance for credit losses to nonaccrual loans	92.73%	169.93%
Net charge-offs to average loans outstanding
Commercial real estate and loans	0.44%	0.03%
Consumer and home equity	0.03%	0.01%
Residential real estate	0.01%	0.00%
Total charged-off	0.48%	0.04%

Bank Owned Life Insurance

The Company held $24.6 million and $24.0 million in bank owned life insurance at December 31, 2023 and 2022, respectively. Bank owned life insurance increased $630,000, or 2.6%, to $24.6 million at December 31, 2023, as compared to December 31, 2022. The increase was primarily due to an increase in the cash value of the policies recorded as income in 2023.

Deposits

The Company’s deposit base is drawn from eleven full-service offices in its market area. The deposit base consists of demand deposits, money management and money market deposit accounts, savings, and time deposits. Average deposits increased by $1.3 million, or 0.12%, in 2023. For the year ended December 31, 2023, 57.2% of the Company's average deposit base of $1.1 billion consisted of core deposits. Core deposits, which exclude time deposits, are considered to be more stable and generally provide the Company with a lower cost of funds than time deposits. The Company will continue to emphasize retail and business core deposits in the future by providing depositors with a full range of deposit product offerings and will maintain its recent focus on deposit gathering within the Syracuse market.

Total deposits of $1.12 billion at December 31, 2023 consisted in part of $242.7 million in various forms of brokered money market and certificates of deposit accounts. Brokered deposits represented 21.7% of all deposits at December 31, 2023. Total deposits of $1.13 billion at December 31, 2022 consisted in part of $248.6 million in brokered money market and certificates of deposit accounts. Brokered deposits represented 22.1% of all deposits at December 31, 2022.

At December 31, 2023, consumer and business deposits increased by $25.2 million and $21.1 million, respectively, and municipal deposits decreased by $17.0 million, when compared to December 31, 2022. The year over year decrease in municipal deposits was primarily the result of the withdrawal of approximately $25.0 million (approximately 58% of the entity's total deposits with the Bank) in the third quarter of 2023 by a single large municipal depositor. Noninterest-bearing deposits, which are primarily demand deposits, were $170.2 million at year end, compared with $183.7 million on December 31, 2022. The increase in consumer and business deposits during the year ended December 31, 2023, reflected the Bank’s increased market penetration among both non-business and business customers.

The following table sets forth our deposit balances by category, and as a percentage of total deposits for the periods indicated :

	December 31,
(Dollars in thousands)	2023		2022		2021
Savings accounts	$113,543	10.0%	$134,880	12.0%	$131,176	12.4%
Time accounts	377,570	33.7%	314,109	27.9%	253,564	24.0%
Time accounts in excess of $250,000	95,272	8.5%	71,696	6.4%	67,450	6.4%
Money management accounts	12,364	1.1%	16,107	1.4%	16,124	1.5%
MMDA accounts	224,707	20.1%	270,326	24.0%	256,963	24.3%
Demand deposit interest-bearing	119,321	10.7%	127,395	11.3%	130,816	12.4%
Demand deposit noninterest-bearing	170,169	15.2%	183,711	16.3%	191,858	18.2%
Mortgage escrow funds	7,121	0.7%	7,206	0.7%	7,395	0.8%
Total Deposits	$1,120,067	100.0%	$1,125,430	100.0%	$1,055,346	100.0%

The Company has deposits that exceed the FDIC insurance limit of $250,000 of $403.2 million at December 31, 2023 and $501.2 million at December 31, 2022. At December 31, 2023, time deposit accounts in excess of $250,000 totaled $95.3 million, or 20.1% of time deposits and 8.5% of total deposits. At December 31, 2022, these deposits totaled $71.7 million, or 18.6% of time deposits and 6.4% of total deposits.

The following table indicates the amount of the Company’s time deposit accounts in excess of $250,000 by time remaining until maturity as of December 31, 2023:

(In thousands)
Remaining Maturity:
Three months or less	$28,083
Three through six months	30,763
Six through twelve months	25,903
Over twelve months	10,524
Total	$95,272

All municipal deposits, regardless of amount, are effectively insured, either through specific collateralization with securities held in third-party escrow or reciprocal deposit programs, as required under New York State law. Therefore, municipal deposits are not considered to be subject to the same risks of large unannounced withdrawals as consumer and business accounts for the reason of FDIC insurance coverage limitations. However, in 2023, the Bank's ability to garner municipal deposit balances came under increasing competitive pressure, primarily due to the rising interest rate environment and the entrance of new competitors within New York State. Management expects these trends to continue in the foreseeable future.

Deposit Activity

During 2023, the Bank experienced significant increases in its cost of deposits. This increase was due to the significant increases in interest rates experienced during the 2023 and the lagged effect of the significant increases in interest rates in 2022. The Bank also experienced substantially increased competition from directly marketed U.S. Treasury securities and various forms of money market funds, both of which were in position to be more immediately responsive to the rising rate environment than banks in general. In addition, new competitors, including fintech entities, and financial institutions, including credit unions, within the Bank’s local market were highly competitive for the Bank’s deposits. The Bank anticipates continued competitive pressure on its deposit rates for the foreseeable future.

We offer deposit accounts to consumers, business and local municipalities having a wide range of interest rates and terms. Our deposits consist of various types of transactional accounts such as savings accounts, money market accounts, NOW, and demand accounts as well as time accounts in the form of certificates of deposits. We solicit deposits in our market areas as well as online through our website. We also participate in reciprocal deposit services for our customers through the Certificate of Deposit Account Registry Services (“CDARS”) and Insured Cash Sweep (“ICS”) networks. The Bank also has a substantial number of readily-available sources for brokered term deposits that it uses regularly as a secondary funding source.

The Bank primarily relies on competitive pricing policies, marketing and customer service to attract and retain these deposits. As noted above, the Bank also accepts deposits from deposit brokers. At December 31, 2023 our brokered deposits, including CDARS, totaled $242.7 million, or 21.7% of total deposits with an average rate of 3.91%, including the effects of interest rate hedging activities and a weighted average maturity of 22 months. At December 31, 2022 our brokered deposits, including CDARS, totaled $248.6 million, or

22.1% of total deposits with an average rate of 2.57%, including the effects of interest rate hedging activities and a weighted average maturity of 21 months. Our reliance on brokered deposits may increase the cost of funds, particularly in a rising interest rate environment.

The following table sets forth our brokered deposit balances and rates at December 31, 2023:

(Dollars in thousands)	Balance	Average Rate
Maturity Year:
2024	$148,722	4.55%
2025	34,624	2.11%
2026	34,703	2.38%
2027	8,773	3.04%
2028	15,884	5.63%
	$242,706	3.91%

Included in the brokered deposit balances, detailed above, are $46.3 million in deposits that can be called at the Bank's discretion, should that become economically advantageous in the future.

In addition to the term brokered deposits detailed above, the Bank had $40.0 million in overnight brokered funds, derived from a pool of individual depositors, at December 31, 2023. The interest rate paid for these funds is indexed to the overnight Fed funds effective rate plus 0.15%. These aggregate deposits are comprised of multiple individual deposits with balances small enough to be fully insured by the FDIC and the individual depositors with the aggregate pool can be readily substituted when withdrawals are made. These deposits are therefore considered to be highly stable in the aggregate. The Bank can exit this funding arrangement, in whole or in part, with 60 days prior notice to the issuing counterparty.

Excluding brokered deposits, all other deposits, collectively referred to as nonbrokered deposits, totaled $877.4 million, or 78.3% of total deposits with an average rate of 2.4% at December 31, 2023. Nonbrokered deposits, totaled $876.8 million, or 77.9% of total deposits with an average rate of 1.0% at December 31, 2022. Our core deposits, which herein are defined as transactional and savings accounts, that do not include certificates of deposit, were $607.2 million, or 69.2% of nonbrokered deposits, and $699.6 million, or 78.8% of nonbrokered deposits, at December 31, 2023 and December 31, 2022, respectively.

The following table sets forth our nonbrokered deposit activities in the periods indicated:

	Years Ended December 31,
	2023			2022
(Dollars in thousands)	Core Deposits	Certificates of Deposit	Total Deposits	Core Deposits	Certificates of Deposit	Total Deposits
Beginning balance	$699,624	$177,175	$876,799	$694,287	$203,254	$897,541
Net (withdrawals) deposits	(99,920)	85,338	(14,582)	2,849	(27,772)	(24,923)
Interest credited	7,522	7,622	15,144	2,488	1,693	4,181
Ending balance	$607,226	$270,135	$877,361	$699,624	$177,175	$876,799
Net (decrease) increase	$(92,398)	$92,960	$562	$5,337	$(26,079)	$(20,742)
Percent change	-13.2%	52.5%	0.1%	0.8%	-12.8%	-2.3%

The Company’s management estimates that $45.0 million, or 48.4%, of the $93.0 million of the increase in the Bank’s certificates of deposit in 2023 were the result of transfers from the bank’s existing core deposit balances at December 31, 2022.

The following table sets forth our certificate of deposit balances and rates at December 31, 2023:

(Dollars in thousands)	Balance	Average Rate
Maturity Year:
2024	$202,292	4.23%
2025	40,982	2.97%
2026	9,764	4.54%
2027	824	1.76%
2028	2,093	3.05%
After 2029	494	1.60%
	$256,449	4.02%

Deposit Concentrations

The Bank has a broadly diversified customer base for its consumer, business and municipal deposits. However, due to the nature of the Bank’s deposit gathering activities, particularly for certain business and municipal deposit accounts, it also has significant concentrations of deposits gathered from a relatively small number of large balance depositors. The Bank faces substantial competition for these deposits and these depositors are generally offered higher interest rates than other depositors. Withdrawals of large balances by these customers would require the Bank to replace the withdrawn funds with other funding obtained from sources, such as FHLB advances or brokered deposits. These replacement funding activities would likely reduce the Bank’s overall available liquidity, as well increase its overall funding costs.

The following table sets forth certain statistics by customer type related to large balance customers within our nonbrokered deposit balances at the periods indicated:

	At December 31,
	2023				2022
(Dollars in thousands)	Consumer	Business	Municipal	Total Deposits	Consumer	Business	Municipal	Total Deposits
Year end balances:
25 largest customers by depositor type	$74,801	$67,942	$140,687	$283,430	$90,218	$66,280	$147,774	$304,272
100 largest customers, including the 25 largest customers by depositor type	133,080	122,528	152,666	408,274	148,716	122,166	160,373	431,255
All other customers by depositor type	389,646	79,441	-	469,087	366,814	78,730	-	445,544
Total deposits	$522,726	$201,969	$152,666	$877,361	$515,530	$200,896	$160,373	$876,799
Percentage of year end balances:
25 largest customers by depositor type	14.3%	33.6%	92.2%	32.3%	17.5%	33.0%	92.1%	34.7%
100 largest customers, including the 25 largest customers by depositor type	25.5%	60.7%	100.0%	46.5%	28.8%	60.8%	100.0%	49.2%
All other customers by depositor type	74.5%	39.3%	0.0%	53.5%	71.2%	39.2%	0.0%	50.8%

Borrowings

Borrowings are comprised primarily of advances and overnight borrowings at the FHLBNY.

The following table represents information regarding short-term borrowings for the years ended December 31:

(Dollars in thousands)	2023	2022	2021
Maximum outstanding at any month end	$125,680	$60,333	$12,500
Average amount outstanding during the year	49,601	12,492	3,677
Balance at the end of the period	125,680	60,333	12,500
Average interest rate during the year	5.42%	2.48%	0.28%
Average interest rate at the end of the period	4.50%	3.86%	1.28%

The following table represents information regarding long-term borrowings for the years ended December 31:

(Dollars in thousands)	2023	2022	2021
Maximum outstanding at any month end	$58,369	$67,371	$85,125
Average amount outstanding during the year	55,091	58,593	75,724
Balance at the end of the period	49,919	55,664	64,598
Average interest rate during the year	1.54%	0.96%	1.34%
Average interest rate at the end of the period	1.84%	1.39%	1.12%

Subordinated Debt

The Company has a non-consolidated subsidiary trust, Pathfinder Statutory Trust II, of which the Company owns 100% of the common equity. The Trust issued $5,000,000 of 30-year floating rate Company-obligated pooled capital securities of Pathfinder Statutory Trust II (“Floating-Rate Debentures”). The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms. The capital securities mature in 2037 and are treated as Tier 1 capital by the FDIC and the Federal Reserve. The capital securities of the trust are a pooled trust preferred fund of Preferred Term Securities VI, Ltd., with interest rates that reset quarterly, and are indexed to the 3-month the Secured Overnight Financing Rate ("SOFR") which is a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, plus1.91%. These securities have a five-year call provision. The Company guarantees all of these securities.

The Company's equity interest in the trust subsidiary is included in other assets on the Consolidated Statements of Financial Condition at December 31, 2023 and 2022. For regulatory reporting purposes, the Federal Reserve Board has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them.

On October 14, 2020, the Company executed a private placement of $25.0 million of its 5.50% Fixed to Floating Rate non-amortizing Subordinated Debt (the “2020 Subordinated Debt”) to certain qualified institutional buyers and accredited institutional investors. The 2020 Subordinated Debt has a maturity date of October 15, 2030 and initially bear interest, payable semi-annually, at a fixed annual rate of 5.50% per annum until October 15, 2025. Commencing on that date, the interest rate applicable to the outstanding principal amount due will be reset quarterly to an interest rate per annum equal to the then current three month SOFR plus 532 basis points, payable quarterly until maturity. The Company may redeem the 2020 Subordinated Debt at par, in whole or in part, at its option, any time after October 15, 2025 (the first redemption date). The 2020 Subordinated Debt is senior in the Company’s credit repayment hierarchy only to the Company’s common equity and, and any future senior indebtedness and is intended to qualify as Tier 2 capital for regulatory capital purposes for the Company. The Company paid $783,000 in origination and legal fees as part of this transaction. These fees will be amortized over the life of the 2020 Subordinated Debt through its first redemption date using the effective interest method, giving rise to an effective cost of funds of 6.22% from the issuance date calculated under this method. Accordingly, interest expense related to this transaction of $1.6 million was recorded in both the years ended December 31, 2023 and 2022.

Shareholders' Equity

The Company’s shareholders’ equity increased $8.5 million, or 7.7%, to $119.5 million at December 31, 2023 from $111.0 million at December 31, 2022. This increase was primarily due to a $4.8 million increase in retained earnings, a $1.0 million increase in additional paid in capital, a $2.6 million decrease in comprehensive loss and an increase of $180,000 of ESOP shares earned. The increase in retained earnings resulted from $9.3 million in net income recorded in 2023. Partially offsetting these increases in retained earnings were a $2.1 million nonrecurring charge to retained earnings related to the implementation of CECL, $1.7 million for cash dividends declared on our voting common stock, $497,000 for cash dividends declared on our non-voting common stock and $45,000 for cash dividends declared on our issued warrant, and $199,000 for the cumulative effect of affiliate capital allocation. Comprehensive loss decreased primarily as the result of decreased losses on available for sale securities of $2.6 million and a $354,000 adjustment to pension and post retirement, partially offset by a $350,000 loss on derivatives and hedging activities.

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy. Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. The Company’s goal is to support growth and expansion activities, while maintaining a strong capital position and exceeding regulatory standards. At December 31, 2023, the Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution. See “Supervision and Regulation – Federal Regulations – Capital Requirements”

As a result of the Dodd-Frank Act, the Company’s ability to raise new capital through the use of trust preferred securities may be limited because these securities will no longer be included in Tier 1 capital. In addition, our ability to generate or originate additional revenue producing assets may be constrained in the future in order to comply with capital standards required by federal regulation. See Note 20 to the consolidated financial statements contained herein and the regulation and supervision section within Part I of this Annual Report on Form 10-K for further discussion on regulatory capital requirements.

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

As of December 31, 2023, the Bank’s most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well-capitalized”, under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized”, the Bank must maintain specified total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The regulations also impose a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The buffer is separate from the capital ratios required under the Prompt Corrective Action (“PCA”) standards and imposes restrictions on dividend distributions and discretionary bonuses for senior officers if the buffer is not met (See Note 20 contained within the accompanying consolidated financial statements). In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity. At December 31, 2023, the Bank exceeded all current regulatory required minimum capital ratios, including the capital buffer requirements.

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

For the year ended December 31, 2023, cash and cash equivalents increased by $11.9 million. The Company reported net cash flows from financing activities of $52.8 million generated principally by a $65.3 million increase in short term borrowings, offset by a decrease in brokered deposits of $5.0 million, customer deposits of $352,000, a decrease in net proceeds from long-term borrowings of $5.7 million, and an aggregate decrease in net cash of all other financing sources, including dividends paid to common shareholders, and the holder of the Warrant of $2.2 million. Additionally, $13.8 million was provided through operating activities generated principally by net income and proceeds from loan sales. These cash flows were primarily invested in: $112.8 million in purchases of investment securities in 2023, and $1.8 million net increases in loans outstanding.

Certificates of deposit due within one year of December 31, 2023 totaled $325.0 million, representing 68.7% of certificates of deposit at December 31, 2023, an increase from 56.0% at December 31, 2022. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2024.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and making payments on its subordinated debt. The Company may repurchase shares of its common stock. The Company’s primary sources of funds are the proceeds it retained from the Private Placement, the issuance of the 2020 Subordinated Debt, interest and dividends on securities and, potentially, dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without prior regulatory approval, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. The Company believes that this restriction will not have an impact on the Company's ability to meet its ongoing cash obligations. At December 31, 2023 and 2022, the Company had cash and cash equivalents of $47.1 million and $35.3 million, respectively.

The Bank has a number of existing credit facilities available to it. At December 31, 2023, total credit available under the existing lines of credit was approximately $236.7 million at FHLBNY, the FRB, and two other correspondent banks. At December 31, 2023, the Company had $175.6 million of the available lines of credit utilized, including encumbrances supporting the outstanding letters of credit, described above, on its existing lines of credit with the remainder of $61.1 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of December 31, 2023, management reported to the Board of Directors that the Bank was in compliance with its liquidity policy guidelines.

OFF-BALANCE SHEET ARRANGEMENTS

The Bank is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. At December 31, 2023, the Bank had $205.0 million in outstanding commitments to extend credit and standby letters of credit. See Note 18 within the Notes to consolidated financial statements contained herein.

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

As a result of the Evaluation as of December 31, 2023, management has determined that there were no material weaknesses in the Company’s internal controls over financial reporting.

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

March 22, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Pathfinder Bancorp, Inc.

Oswego, New York:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of condition of Pathfinder Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company adopted Accounting Standard Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments as of January 1, 2023.

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

Allowance for Credit Losses

In accordance with Accounting Standards Update (the “ASU”) 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company adopted Accounting Standards Codification (“ASC”) 326 as of January 1, 2023 as described in Notes 1 and 6 of the consolidated financial statements. See also explanatory paragraph above. The ASU requires the Company's loan portfolio, measured at amortized cost, to be presented at the net amount expected to be collected. Estimates of expected credit losses for loans are based on evaluation of the size of the portfolio, current risk characteristics, past events, current conditions, reasonable and supportable forecasts of future economic conditions and prepayment experience. The Company disclosed the impact of adoption of this standard on January 1, 2023 with a $1.9 million increase to the allowance for credit losses and a $2.1 million decrease to retained earnings for the cumulative effect adjustment recorded upon adoption. Provision expense for the year ending December 31, 2023 was $2.9 million and the allowance for credit losses as of December 31, 2023 was $15.98 million.

The Company’s methodology for estimating the allowance for credit losses on loans includes quantitative and qualitative components of the calculation. The Company’s loan portfolio is segmented by loan types that behave similarly during economic cycles. The quantitative analysis includes using a discounted cash flow (DCF) model for determining the allowance for credit losses. Economic forecasts are used in the model to estimate the probability of default and loss given default through regression which are key inputs into the DCF model calculation. Quantitative model assumptions include, but are not limited to the discount rate, prepayment speeds, and curtailments. The quantitative model output is adjusted with qualitative adjustments. Management develops a qualitative framework that serves as the basis for determining the reasonableness of the model’s output and makes qualitative adjustments as necessary. The allowance methodology is inherently complex and requires the use of significant management judgment.

We determined that auditing the allowance for credit losses on loans was a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the significant subjective and complex judgments made by management throughout the initial adoption and subsequent application processes, including segmentation, the economic forecasts used to calculate the regressions within the DCF model, the quantitative model assumptions as mentioned above, and the qualitative adjustments made using the qualitative framework.

The primary procedures performed to address this critical audit matter included the following:

•
Evaluated management’s selection and application of the DCF model, including the evaluation of the reasonableness of the segmentation, the reasonable and supportable economic forecasts, the significant model assumptions, and the relevance and reliability of data used in the model, and the validation of the DCF model outputs.
•
Evaluated management’s review of the appropriateness of the qualitative framework, the reasonableness of significant assumptions applied, the relevance and reliability of data used in the qualitative adjustments, and the mathematical accuracy of the qualitative adjustments calculation.
•
Evaluated the reasonableness of management’s judgments related to the selection of the segmentation, DCF model, the reasonable and supportable economic forecasts, the significant model assumptions, and the relevance and reliability of the data used in the DCF model.
•
Tested the mathematical accuracy and application of the DCF model to validate the DCF model outputs.
•
Evaluated the reasonableness of qualitative adjustments, including evaluating the appropriateness of the qualitative framework, the assumptions and judgments applied in the determination of the qualitative adjustments, the relevance and reliability of data used in the qualitative adjustments, and the mathematical accuracy of the qualitative adjustments calculation.
•
Performed a sensitivity analysis on the components of the calculation.

We have served as the Company’s auditor since 2011.

/s/ BONADIO & CO., LLP
Bonadio & Co., LLP
Syracuse, New York
March 22, 2024

Pathfinder Bancorp, Inc.

Consolidated Statements of Condition

	December 31,	December 31,
(In thousands, except share and per share data)	2023	2022
ASSETS:
Cash and due from banks	$12,338	$13,939
Interest-earning deposits	36,394	21,343
Total cash and cash equivalents	48,732	35,282
Available-for-sale securities, at fair value	258,716	191,726
Held-to-maturity securities, at amortized cost (fair value of $168,034 and $181,491, respectively)	179,286	194,402
Marketable equity securities, at fair value	3,206	1,862
Federal Home Loan Bank stock, at cost	8,748	5,982
Loans	897,207	897,735
Loans held-for-sale	-	19
Less: Allowance for credit losses	15,975	15,319
Loans receivable, net	881,232	882,435
Premises and equipment, net	18,441	17,872
Assets held-for-sale	3,042	3,042
Operating lease right-of-use assets	1,526	2,098
Finance lease right-of-use assets	4,073	4,213
Accrued interest receivable	7,286	6,168
Foreclosed real estate	151	221
Intangible assets, net	85	101
Goodwill	4,536	4,536
Bank owned life insurance	24,641	24,012
Other assets	22,097	25,969
Total assets	$1,465,798	$1,399,921

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$949,898	$941,719
Noninterest-bearing	170,169	183,711
Total deposits	1,120,067	1,125,430
Short-term borrowings	125,680	60,333
Long-term borrowings	49,919	55,664
Subordinated debt	29,914	29,733
Accrued interest payable	2,245	975
Operating lease liabilities	1,711	2,417
Finance lease liabilities	4,381	4,422
Other liabilities	11,625	9,365
Total liabilities	1,345,542	1,288,339
Shareholders' equity:
Voting common stock, par value $0.01; 25,000,000 authorized shares; 4,719,288 and 4,651,829 shares issued and outstanding, respectively	47	47
Non-Voting common stock, par value $0.01; 1,505,283 authorized shares; 1,380,283 shares issued and outstanding, respectively	14	14
Additional paid in capital	53,114	52,101
Retained earnings	76,060	71,322
Accumulated other comprehensive loss	(9,605)	(12,172)
Unearned ESOP	(135)	(315)
Total Pathfinder Bancorp, Inc. shareholders' equity	119,495	110,997
Noncontrolling interest	761	585
Total equity	120,256	111,582
Total liabilities and shareholders' equity	$1,465,798	$1,399,921

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Income

	For the year ended
(In thousands, except per share data)	December 31, 2023	December 31, 2022
Interest and dividend income:
Loans, including fees	$47,348	$38,322
Debt securities:
Taxable	17,500	11,225
Tax-exempt	1,947	1,173
Dividends	573	229
Federal funds sold and interest earning deposits	295	149
Total interest and dividend income	67,663	51,098
Interest expense:
Interest on deposits	23,265	7,072
Interest on short-term borrowings	2,688	310
Interest on long-term borrowings	850	564
Interest on subordinated debt	1,941	1,749
Total interest expense	28,744	9,695
Net interest income	38,919	41,403
Provision for credit losses:
Loans	2,991	2,754
Held-to-maturity securities	(98)	-
Unfunded commitments	37	-
Total provision for credit losses	2,930	2,754
Net interest income after provision for credit losses	35,989	38,649
Noninterest income:
Service charges on deposit accounts	1,249	1,126
Earnings and gain on bank owned life insurance	630	589
Loan servicing fees	307	363
Gains (losses) on sales and redemptions of investment securities	62	(169)
Net realized (losses) gains on marketable equity securities	(255)	352
Gains on sales of loans and foreclosed real estate	181	137
Gains (losses) on sale of premises and equipment	-	(250)
Debit card interchange fees	616	867
Insurance agency revenue	1,304	1,128
Other charges, commissions & fees	1,096	1,771
Total noninterest income	5,190	5,914
Noninterest expense:
Salaries and employee benefits	15,920	16,022
Building and occupancy	3,563	3,380
Data processing	2,018	2,042
Professional and other services	2,019	1,528
Advertising	671	905
FDIC assessments	885	606
Audits and exams	735	688
Insurance agency expense	1,033	906
Community service activities	200	267
Foreclosed real estate expenses	111	78
Other expenses	2,240	2,452
Total noninterest expense	29,395	28,874
Income before provision for income taxes	11,784	15,689
Provision for income taxes	2,362	2,656
Net income attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	9,422	13,033
Net income attributable to noncontrolling interest	129	101
Net income attributable to Pathfinder Bancorp Inc.	$9,293	$12,932

Voting Earnings per common share - basic and diluted	$1.51	$2.13
Series A Non-Voting Earnings per common share- basic and diluted	$1.51	$2.13
Dividends per common share (Voting and Series A Non-Voting)	$0.36	$0.36

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	For the years ended
(In thousands)	December 31, 2023	December 31, 2022
Net Income	$9,422	$13,033

Other Comprehensive Income (Loss)
Retirement Plans:
Retirement plan net gains recognized in plan expenses	222	2
Plan gains (losses) not recognized in plan expenses	257	(1,380)
Net unrealized gains (losses) on retirement plans	479	(1,378)

Available-for-sale securities:
Unrealized holding gains (losses) arising during the period	1,538	(14,448)
Reclassification adjustment for net losses included in net income	1,932	160
Net unrealized gains (losses) on available-for-sale securities	3,470	(14,288)

Derivatives and hedging activities:
Unrealized holding (losses) gains arising during the period	(474)	906
Net unrealized (losses) gains on derivatives and hedging activities	(474)	906

Accretion of net unrealized losses on securities transferred to held-to-maturity(1)	-	(2)

Other comprehensive income (loss), before tax	3,475	(14,762)
Tax effect	(908)	3,858
Other comprehensive income (loss), net of tax	2,567	(10,904)
Comprehensive income	$11,989	$2,129
Comprehensive income, attributable to noncontrolling interest	$129	$101
Comprehensive income attributable to Pathfinder Bancorp, Inc.	$11,860	$2,028

Tax Effect Allocated to Each Component of Other Comprehensive (Loss) Income
Retirement plan net gains recognized in plan expenses	$(58)	$-
Plan (gains) losses not recognized in plan expenses	(67)	363
Unrealized holding (gains) losses on available-for-sale securities arising during the period	(402)	3,775
Reclassification adjustment for net losses included in net income	(505)	(42)
Unrealized losses (gains) on derivatives and hedging arising during the period	124	(238)
Income tax effect related to other comprehensive income	$(908)	$3,858

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

Pathfinder Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
Years ended December 31, 2023 and December 31, 2022

(In thousands, except share and per share data)	Common Stock	Non-Voting Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP	Non-controlling Interest	Total
Balance, January 1, 2023	$47	$14	$52,101	$71,322	$(12,172)	$(315)	$585	$111,582
Net income	-	-	-	9,293	-	-	129	9,422
Other comprehensive income, net of tax	-	-	-	-	2,567	-	-	2,567
ESOP shares earned (24,442 shares)	-	-	190	-	-	180	-	370
Stock based compensation	-	-	92	-	-	-	-	92
Stock options exercised	-	-	623	-	-	-	-	623
Common stock dividends declared ($0.36 per share)	-	-	-	(1,680)	-	-	-	(1,680)
Non-Voting common stock dividends declared ($0.36 per share)	-	-	-	(497)	-	-	-	(497)
Warrant dividends declared ($0.36 per share)	-	-	-	(45)	-	-	-	(45)
Adoption of ASU 2016-13 Current Expected Credit Losses	-	-	-	(2,134)	-	-	-	(2,134)
Cumulative effect of affiliate capital allocation	-	-	108	(199)	-	-	91	-
Distributions from affiliates	-	-	-	-	-	-	(44)	(44)
Balance, December 31, 2023	$47	$14	$53,114	$76,060	$(9,605)	$(135)	$761	$120,256

Balance, January 1, 2022	$46	$14	$51,044	$60,946	$(1,268)	$(495)	$346	$110,633
Net income	-	-	-	12,932	-	-	101	13,033
Other comprehensive loss, net of tax	-	-	-	-	(10,904)	-	-	(10,904)
ESOP shares earned (24,442 shares)	-	-	290	-	-	180	-	470
Stock based compensation	-	-	156	-	-	-	-	156
Stock options exercised	1	-	417	-	-	-	-	418
Common stock dividends declared ($0.36 per share)	-	-	-	(1,646)	-	-	-	(1,646)
Non-Voting common stock dividends declared ($0.36 per share)	-	-	-	(497)	-	-	-	(497)
Warrant dividends declared ($0.36 per share)	-	-	-	(45)	-	-	-	(45)
Cumulative effect of affiliate capital allocation	-	-	194	(368)	-	-	174	-
Distributions from affiliates	-	-	-	-	-	-	(36)	(36)
Balance, December 31, 2022	$47	$14	$52,101	$71,322	$(12,172)	$(315)	$585	$111,582

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(In thousands)	2023	2022
OPERATING ACTIVITIES
Net income attributable to Pathfinder Bancorp, Inc.	$9,293	$12,932
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for credit losses	2,930	2,754
Deferred income tax expense	(367)	139
Proceeds from sales of loans	5,785	8,035
Originations of loans held-for-sale	(5,550)	(7,404)
Realized (gains) losses on sales, redemptions and calls of:
Real estate acquired through foreclosure	35	-
Loans	(216)	(137)
Available-for-sale investment securities	(80)	160
Held-to-maturity investment securities	19	9
Premise and Equipment	-	(130)
Marketable securities	255	(352)
Impairment of asset	-	380
Depreciation	1,397	1,067
Amortization of mortgage servicing rights	(38)	(11)
Amortization of deferred loan fees and costs	(268)	385
Amortization of operating leases	(35)	(372)
Amortization of deferred financing from subordinated debt	181	170
Earnings on bank owned life insurance	(630)	(589)
Net amortization of premiums and discounts on investment securities	1,785	2,002
Amortization of intangible assets	16	16
Stock based compensation and ESOP expense	462	626
Net change in accrued interest receivable	(1,118)	(1,648)
Net change in other assets and liabilities	1,576	3,701
Net cash flows from operating activities	15,432	21,733
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(99,086)	(52,375)
Purchase of investment securities held-to-maturity	(13,682)	(62,566)
Purchase of Federal Home Loan Bank stock	(19,738)	(15,896)
Proceeds from redemption of Federal Home Loan Bank stock	16,972	14,103
Purchase of marketable securities	(1,598)	(1,628)
Proceeds from maturities and principal reductions of investment securities available-for-sale	19,960	19,230
Proceeds from maturities and principal reductions of investment securities held-to-maturity	28,138	27,148
Proceeds from sales, redemptions and calls of:
Available-for-sale investment securities	17,396	8,358
Held-to-maturity investment securities	288	2,206
Real estate acquired through foreclosure	320	-
Marketable securities	-	714
Net change in loans	(1,792)	(66,302)
Purchase of premises and equipment	(1,966)	(1,898)
Insurance proceeds from fixed assets	-	66
Disposal of premises and equipment	-	(3,311)
Proceeds from sale of premises and equipment	-	991
Net cash outflows from investing activities	(54,788)	(131,160)

FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts, money management deposit accounts, MMDA accounts and escrow deposits	(75,254)	5,337
Net change in time deposits	74,902	(26,079)
Net change in brokered deposits	(5,011)	90,826
Net change in short-term borrowings	65,347	47,833
Payments on long-term borrowings	(12,019)	(18,227)
Proceeds from long-term borrowings	6,274	9,293
Proceeds from exercise of stock options	623	418
Cash dividends paid to common voting shareholders	(1,690)	(1,568)
Cash dividends paid to common non-voting shareholders	(497)	(469)
Cash dividends paid on warrants	(45)	(43)
Change in noncontrolling interest, net	176	239
Net cash inflows from financing activities	52,806	107,560
Change in cash and cash equivalents	13,450	(1,867)
Cash and cash equivalents at beginning of year	35,282	37,149
Cash and cash equivalents at end of year	$48,732	$35,282
CASH PAID DURING THE YEAR FOR:
Interest	$27,474	$1,754
Income taxes	3,159	3,218
NON-CASH INVESTING ACTIVITY
Real estate acquired in exchange for loans	333	252
Transfer from net premises for held for sale investments	-	3,042
RESTRICTED CASH
Collateral deposits for hedge position included in cash and due from banks	-	1,600

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

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management has identified the allowance for credit losses, deferred income taxes, pension obligations, the annual evaluation of the Company’s goodwill for possible impairment and the evaluation of investment securities for other than temporary impairment and the estimation of fair values for accounting and disclosure purposes to be the accounting areas that require the most subjective and complex judgments, and as such, could be the most subject to revision as new information becomes available.

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

Loans

The Company grants mortgage, commercial, municipal, and consumer loans to customers. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at their outstanding unpaid principal balances, less the allowance for credit losses plus net deferred loan origination costs. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the market area. Interest income is generally recognized when income is earned using the interest method. Nonrefundable loan fees received and related direct origination costs incurred are deferred and amortized over the life of the loan using the interest method, resulting in a constant effective yield over the loan term. Deferred fees are recognized into income and deferred costs are recorded to income immediately upon prepayment of the related loan.

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

Allowance for Credit Losses

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, requiring financial institutions, such as the Bank, to adopt the Current Expected Credit Loss (“CECL”) methodology according to a specified implementation timeline. In order to meet this timeline requirement, the Bank adopted the CECL methodology for calculating its ACL on January 1, 2023. The amended guidance replaced the previously-required allowance for loan and lease losses (“ALLL”) calculated under what was known as the Incurred Loss Model ("ILM"). The ACL represents a valuation account that is deducted from the amortized cost basis of includable financial assets to present their net carrying value at the amount expected to be collected over the entire life of those assets. The income statement now reflects the measurement of credit losses for newly recognized financial assets as well as expected increases, or decreases, of expected credit losses that have taken place during the reporting period. When determining the ACL, expected credit losses over the expected term of the financial asset will be estimated considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the future collectability of the reported amount. In addition, the amended guidance requires credit losses relating to assets such as held-to-maturity debt securities and open contractual funding commitments to be recorded through the ACL. Because the CECL methodology requires that reserves be established within the ACL for a broad range of financial assets, including all loans, through the entirety of their expected lives and also considers new items, such as open funding commitments, the initial ACL upon adoption would, in most cases, be expected to be greater than the ALLL that it replaced.

At December 31, 2022 the Company calculated its ALLL utilizing the ILM methodology, as required under GAAP on that date. As noted above, on January 1, 2023, the Company adopted the CECL model methodology in accordance with GAAP requirements that became effective on that date. At December 31, 2022 the Company had a total ALLL of $15.3 million, of which $4.8 million was related to specifically-identified loans and $10.5 million was related to loans analyzed collectively on an aggregate pool basis.

On January 1, 2023 the Company recorded a one-time CECL transition adjustment (recorded as an adjustment, net of taxes, to retained earnings) of $1.9 million that reversed the $10.5 million in the December 31, 2022 ALLL, that was related to pooled loans, evaluated collectively in the aggregate, as previously calculated under the phased-out ILM methodology, and replaced it with the ACL, as calculated under CECL, in the amount of $12.4 million. The $12.4 million CECL ACL at January 1, 2023 was composed of $8.4 million in reserves calculated using quantitative methodologies based on historical loss experience and $4.0 million based on qualitative factors, as determined by management. The $4.8 million in ALLL related to specifically-identified loans at December 31, 2022 was not affected by the transition to the CECL methodology at January 1, 2023. See Note 6 of the accompanying financial statements for a further discussion of this transition.

The January 1, 2023 transition to CECL also required that new reserves be created in the amounts of $450,000 and $552,000, related to held-to-maturity investments and unfunded commitments, respectively. Including the $1.9 million CECL transition adjustment related to loans, described above, the total CECL transition adjustment was $2.1 million, net of the effects of tax, on January 1, 2023, which was recorded in retained earnings on that date.

Management extensively reviews recent trends in historical losses, qualitative factors, including concentrations of loans to related borrowers and concentrations of loans by collateral type, and specific reserve requirements on loans individually evaluated in its determination of the adequacy of the credit losses. Therefore, the allowance for credit losses (ACL) represents management’s estimate of losses inherent in credit-exposed asset portfolios, including the loan portfolio, unfunded loan commitments and the investment securities portfolio classified as held-to maturity (HTM). The allowance is increased by the provision for credit losses, and decreased by charge-offs, net of recoveries. The ACL is established as of the date of the statement of condition and it is recorded as a reduction of either loans or HTM securities or as an other liability, in the case of unfunded loan commitments, in accordance with generally accepted accounting principles (GAAP).

The ACL is evaluated on a regular basis and established through charges to earnings in the form of a provision (benefit) for credit losses. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Portfolio Segmentation and “Pooled Loans” Calculation

Loans are pooled based on their homogeneous risk characteristics. Once loans have been segmented into pools, a loss rate is applied to the amortized cost basis. The Company has divided its portfolio into discrete segments, as the loans within the segments have similar characteristics. Characteristics considered include: purpose, tenor, amortization, repayment source, payment frequency, collateral and recourse. The Company's identified portfolio segments include commercial loans/lines, commercial mortgages, consumer loans residential lines of credit, and residential loans, as well as certain subcategories of these loan types.

The Company utilizes the Discounted Cash Flow (“DCF”) method for its pooled segment calculation. The DCF method implements a probability of default with loss given default and loss exposure at default estimation. The probability of default and loss given default are applied to expected future cash flows to the exposures at the projected point of loss occurrence, including estimates of borrower prepayment activity, that are adjusted to present value and these discounted expected losses become the quantitatively-derived portion of the ACL.

DCF analysis is reliant upon a variety of loan-level data, peripheral model outputs and key assumptions. The data fields required to create the contractual portion of the forward-looking cash flow schedule relate to the terms of each loan and include information regarding payment amount, payment frequency, interest rate, interest type, maturity date, amortization term, etc. Contractual terms must be adjusted for prepayments to arrive at expected cash flows. The Company modeled amortizing/installment notes with a prepayment rate, annualized to one-year. For loans where principal collection is dominated by borrower election, e.g., lines of credit, interest-only, etc., and not by contractual obligation, the Company modeled a statistical tendency to repay as a curtailment rate, normalized to a one-year rate.

The Company uses forecasts to predict how modeled economic factors will perform. The Company currently elects to forecast economic factors over a period for which it can produce a reliable and defensible forecast from widely accepted economic forecast resources. After the forecast period, the following eight quarters are reverted on a straight-line basis to the economic factor’s average. The Company uses an eight-quarter straight-line reversion to reduce the potential for a spike impact on the model caused by a rapid reversion. Additionally, as the Company is past its point of forecast, a straight-line reversion represents a most-likely scenario absent a reasonable and supportable forecast.

In the Company’s analysis at the portfolio level, it found that the best model for predicting defaults considers economic metrics such as the National Unemployment Rate, the U.S. Federal Housing Finance Agency National House Price Index and the U.S. Retail Sales Index. With the large number of observations afforded by using peer data, the default curve is less sensitive to unusual loss events and has a much smoother shape. These metrics are considered to be extremely strong predictors of defaults and explain almost all variation in the default rate.

The reserve is calculated based on a life of loan basis. The life of loan is assumed with consideration of prepayments and contractual maturity dates. If a given loan does not have a populated maturity date, based upon historical experience, the Company elected to amortize the loan for a length of time equal to the average life of the loan’s segment before the remaining balance will balloon with the exception of Commercial Demand Lines of Credit where the Company uses one year, reflecting the demand nature of these exposures.

Management also considers Qualitative Factors (“QF”) that are likely to cause estimated credit losses with the Company’s existing portfolio to differ from historical loss experience, including but not limited to: national and local economic trends and conditions, levels and trends in delinquencies, non-accrual loans and classified assets, trends in volume, terms and concentrations of loans, changes in lending policies and procedures, quality of credit review function and administration, and changes in regulatory environment, management, markets and product offerings. The Company quarterly assesses the magnitude of QF adjustments necessary to be applied to the quantitatively-derived ACL in order to incorporate forward-looking projections in its final evaluation of current expected credit losses.

Specifically-Identified Loans

Excluded from pooled analysis are loans to be individually evaluated due to the assets not maintaining similar risk characteristics to those in the designated pool segments. These loans are generally considered to be collateral dependent and, therefore, an analysis of the collateral position versus the pooled loan discounted cash flow approach better reflects the potential loss. Specifically-identified accounts include: loans over 90 days past due, loans to borrowers experiencing financial difficulty, loans placed on non-accrual status and classified assets with exposure greater than $300,000 for residential and consumer loans, and $100,000 for commercial lines and loans, commercial real estate and tax-exempt loans.

Held to Maturity (“HTM”) Debt Securities

The Company’s HTM debt securities are also required to utilize the current expected credit losses approach to estimate expected credit losses. The Company’s HTM debt securities included securities that are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. The Company also carries a portfolio of HTM municipal bonds and privately issued mortgage- and asset-backed securities. The Company measures its allowance for credit losses on HTM debt securities on a collective basis by major security type. The estimate is based on historical credit losses, if any, adjusted for current conditions and reasonable and supportable forecasts. The Company considers the nature of the collateral, potential future changes in collateral values and available loss information.

Available for Sale (“AFS”) Debt Securities

For AFS securities in an unrealized loss position, the Company first assesses whether (i) it intends to sell, or (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security’s amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of provision for credit losses. AFS securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met.

Accrued Interest Receivable

Accrued interest receivable balances are presented separately within other assets on the statement of financial condition. Accrued interest receivable that is included in the amortized cost of financial receivables and debt securities are excluded from related disclosure requirements. The Company does not measure an allowance for credit losses for accrued interest receivable as the Company writes off accrued interest receivable, in a timely manner, by reversing interest income. For commercial loans, the write off typically occurs upon becoming 90 days past due. For consumer loans, the write off typically occurs upon becoming 120 days past due. Historically, the Company has not experienced uncollectible accrued interest receivable on its investment securities. However, the Company would generally write off accrued interest receivable by reversing interest income if the Company does not reasonably expect to receive payments. Due to the timely manner in which accrued interest receivables are written off, the amounts of such write offs are immaterial.

Reserve for Unfunded Commitments

The reserve for unfunded commitments (the “Unfunded Reserve”) represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments unconditionally cancellable by the Company. The Unfunded Reserve is recognized as a liability (other liabilities in the consolidated statements of financial condition), with adjustments to the reserve recognized as a provision for credit loss expense in the consolidated statements of income. The Unfunded Reserve is determined by estimating expected future fundings, under each segment, and applying the expected loss rates. Expected future fundings are based on historical averages of funding rates (i.e., the likelihood of draws taken). Average funding rates are determined based on the most recent 20 quarters (5 years) of actual fundings on lines of credit. The average funding rate for each segment is compared to the current funding rate on each line to determine the average fundings available to be drawn. The fund up rate (the difference between the average funding rate and the current funding rate) for each segment is then applied within the Current Expected Credit Losses (“CECL”) model to the unfunded commitment balance to estimate the expected future fundings under each segment. The loss rate derived for each segment in the current CECL calculation is then applied to the expected future fundings to derive the estimate of allowance for credit losses for unfunded commitments.

Income Recognition on Specifically-Identified and Nonaccrual Loans

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan may be currently performing. A loan may remain on accrual status if it is either well secured or guaranteed and in the process of collection. When a loan is placed on nonaccrual status, unpaid interest is reversed and recorded to interest income. Interest received on nonaccrual loans, including specifically-identified loans, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Nonaccrual loans are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.

For nonaccrual loans, when future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis when payments are made. In the case where a nonaccrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for credit losses until prior charge-offs have been fully recovered.

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company enters into commitments to extend credit, including commitments under standby letters of credit. Such financial instruments are recorded when they are funded.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, ranging up to 40 years for premises and leasehold improvements and 10 years for equipment. Maintenance and repairs are recorded to operating expenses as incurred. The asset cost and accumulated depreciation are removed from the accounts for assets sold or retired and any resulting gain or loss is included in the determination of income.

Foreclosed Real Estate

Physical possession of residential real estate property collateralizing a residential mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed-in-lieu of foreclosure or through a similar legal agreement. Properties acquired through foreclosure, or by deed-in-lieu of foreclosure, are recorded at their fair value less estimated costs to sell. Fair value is typically determined based on evaluations by third parties. Costs incurred in connection with preparing the foreclosed real estate for disposition are capitalized to the extent that they enhance the overall fair value of the property. Any write-downs on the asset’s fair value less costs to sell at the date of acquisition are recorded to the allowance for credit losses. Subsequent write downs and expenses of foreclosed real estate are included as a valuation allowance and recorded in noninterest expense.

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

Retirement Benefits

The Company has a non-contributory defined benefit pension plan that covered substantially all employees. On May 14, 2012, the Company informed its employees of its decision to freeze participation and benefit accruals under the plan, primarily to reduce some of the volatility in earnings that can accompany the maintenance of a defined benefit plan. The plan was frozen on June 30, 2012. Compensation earned by employees up to June 30, 2012 is used for purposes of calculating benefits under the plan but there will be no future benefit accruals after this date. Participants as of June 30, 2012 will continue to earn vesting credit with respect to their frozen accrued benefits as they continue to work. Pension expense under these plans is recorded to current operations and consists of several components of net pension cost based on various actuarial assumptions regarding future experience under the plans.

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

Income Taxes

The provision for income taxes is based on taxes currently payable or refundable and deferred income taxes on temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets and liabilities are reported in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.

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

	As of December 31,
Accumulated Other Comprehensive Loss By Component:	2023	2022
Unrealized loss for pension and other postretirement obligations	$(2,806)	$(3,286)
Tax effect	733	859
Unrealized loss for pension and other postretirement obligations, net of tax	(2,073)	(2,427)
Unrealized loss on available-for-sale securities	(10,241)	(13,710)
Tax effect	2,677	3,583
Unrealized loss on available-for-sale securities, net of tax	(7,564)	(10,127)
Unrealized gain on hedging activities arising during the period	45	517
Tax effect	(13)	(135)
Unrealized gain on hedging activities, net of tax	32	382
Accumulated other comprehensive loss	$(9,605)	$(12,172)

Reclassifications

Certain amounts in the 2022 consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income as previously reported.

Note 2: New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) and, to a lesser extent, other authoritative rulemaking bodies promulgate GAAP to regulate the standards of accounting in the United States. From time to time, the FASB issues new GAAP standards, known as Accounting Standards Updates (“ASUs”) some of which, upon adoption, may have the potential to change the way in which the Company recognizes or reports within its consolidated financial statements. The following table provides a description of standards that have not yet been adopted as of December 31, 2023, but could have an impact on the Company's consolidated financial statements upon adoption.

Standards Adopted as of December 31, 2023
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

January 1, 2023

At January 1, 2023 the Company did not have any designated hedging relationships that would meet the criteria of a multiple hedged layers interest rate swap contract. Therefore the adoption of this standard had no impact on the Company’s consolidated statements of condition or income at the date of adoption. During 2023, the Company entered into an amortizing fixed-pay interest rate swap with an initial notional amount of $100.0 million and five fixed pay interest rate swaps with an aggregate notional amount of $50.0 million. Each of these transactions would qualify as multiple hedged layers fair value hedging contracts under the new standard. See Note 21 within the consolidated financial statements.

Standards Not Yet Adopted as of December 31, 2023
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
Income taxes (Topic 740): Improvements to Income Tax Disclosures 2023-09

Amendments to ASC740 are being made to enhance the transparency and decision usefulness of income tax disclosures. The enhancements are made to provide information to better assess how an entity's operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The objective of these disclosure requirements is for an entity, particularly an entity operating in multiple jurisdictions, to disclose sufficient information to enable users of financial statements to understand the nature and magnitude of factors contributing to the difference between the effective tax rate and the statutory tax rate.

		Public business entities are required to apply this guidance to annual periods beginning after December 15, 2024.	The adoption of this ASU is not expected to have a material impact to the Company's consolidated statements of condition or income.

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

Anti-dilutive shares are common stock equivalents with average exercise prices in excess of the weighted average market price for the period presented. Anti-dilutive stock options, not included in the computation below, were $-0- for the years ended 2023 and 2022, respectively.

The following table sets forth the calculation of basic and diluted earnings per share.

	Years Ended
	December 31,
(In thousands, except share and per share data)	2023	2022
Net income attributable to Pathfinder Bancorp, Inc.	$9,293	$12,932
Series A Non-Voting Common Stock dividends	497	497
Warrant dividends	45	45
Undistributed earnings allocated to participating securities	1,729	2,667
Net income available to common shareholders-Voting	$7,022	$9,723

Net income attributable to Pathfinder Bancorp, Inc.	$9,293	$12,932
Voting Common Stock dividends	1,680	1,646
Warrant dividends	45	45
Undistributed earnings allocated to participating securities	5,487	8,298
Net income available to common shareholders-Series A Non-Voting	$2,081	$2,943

Basic and diluted weighted average common shares outstanding-Voting	4,653	4,559
Basic and diluted weighted average common shares outstanding-Series A Non-Voting	1,380	1,380

Basic and diluted earnings per common share-Voting	$1.51	$2.13
Basic and diluted earnings per common share-Series A Non-Voting	$1.51	$2.13

NOTE 4: INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized as follows:

	December 31, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$82,588	$754	$(3,259)	$80,083
State and political subdivisions	34,588	145	(1,809)	32,924
Corporate	11,008	276	(365)	10,919
Asset backed securities	20,251	-	(359)	19,892
Residential mortgage-backed - US agency	25,446	57	(1,085)	24,418
Collateralized mortgage obligations - US agency	13,058	116	(995)	12,179
Collateralized mortgage obligations - Private label	81,812	128	(3,845)	78,095
Total	268,751	1,476	(11,717)	258,510
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$268,957	$1,476	$(11,717)	$258,716

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$3,760	$-	$(304)	$3,456
State and political subdivisions	16,576	28	(1,874)	14,730
Corporate	45,427	9	(3,281)	42,155
Asset backed securities	16,860	-	(1,180)	15,680
Residential mortgage-backed - US agency	6,974	15	(665)	6,324
Collateralized mortgage obligations - US agency	13,221	-	(1,293)	11,928
Collateralized mortgage obligations - Private label	76,819	120	(3,178)	73,761
Total	179,637	172	(11,775)	168,034
Less: Allowance for credit losses	351	-	-	-
Total held-to-maturity	$179,286	$172	$(11,775)	$168,034

	December 31, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$32,533	$37	$(3,206)	$29,364
State and political subdivisions	48,002	384	(3,001)	45,385
Corporate	11,803	676	(650)	11,829
Asset backed securities	16,059	-	(659)	15,400
Residential mortgage-backed - US agency	17,982	-	(1,582)	16,400
Collateralized mortgage obligations - US agency	13,070	-	(1,362)	11,708
Collateralized mortgage obligations - Private label	65,781	8	(4,355)	61,434
Total	205,230	1,105	(14,815)	191,520
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$205,436	$1,105	$(14,815)	$191,726
Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$3,852	$-	$(280)	$3,572
State and political subdivisions	15,211	-	(2,340)	12,871
Corporate	45,086	2	(2,586)	42,502
Asset backed securities	19,158	-	(1,291)	17,867
Residential mortgage-backed - US agency	7,489	-	(739)	6,750
Collateralized mortgage obligations - US agency	15,109	-	(1,251)	13,858
Collateralized mortgage obligations - Private label	88,497	4	(4,430)	84,071
Total held-to-maturity	$194,402	$6	$(12,917)	$181,491

A substantial percentage of the Company’s investments in mortgage-backed securities include pass-through securities and collateralized mortgage obligations issued and guaranteed by Fannie Mae, Freddie Mac, and Ginnie Mae. At December 31, 2023, the Company also held a total of 119 private-label mortgage-backed securities, collateralized mortgage obligations or asset-backed securities with an aggregate book balance of $195.7 million. At December 31, 2022, the Company also held a total of 100 private-label mortgage-backed securities, collateralized mortgage obligations or asset-backed securities with an aggregate book balance of $169.8 million. These investments are relatively short-duration securities with significant credit enhancements. The Company’s investments in state and political obligation securities are generally municipal obligations that are categorized as general obligations of the issuer that are supported by the overall taxing authority of the issuer, and in some cases are insured. The obligations issued by school districts are generally supported by state administered insurance funds or credit enhancement programs.

The amortized cost and estimated fair value of debt investment securities at December 31, 2023 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$10,100	$10,358	$2,420	$2,402
Due after one year through five years	9,197	8,741	18,568	18,173
Due after five years through ten years	39,941	36,586	43,458	39,368
Due after ten years	89,197	88,133	18,177	16,078
Sub-total	148,435	143,818	82,623	76,021
Residential mortgage-backed - US agency	25,446	24,418	6,974	6,324
Collateralized mortgage obligations - US agency	13,058	12,179	13,221	11,928
Collateralized mortgage obligations - Private label	81,812	78,095	76,819	73,761
Totals	$268,751	$258,510	$179,637	$168,034

The Company’s debt investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, is as follows:

	December 31, 2023
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	3	$(13)	$5,990	3	$(3,246)	$25,794	6	$(3,259)	$31,784
State and political subdivisions	-	-	-	20	(1,809)	26,432	20	(1,809)	26,432
Corporate	-	-	-	5	(365)	4,351	5	(365)	4,351
Asset backed securities	3	(65)	5,907	10	(294)	13,985	13	(359)	19,892
Residential mortgage-backed - US agency	1	(14)	2,477	15	(1,071)	14,931	16	(1,085)	17,408
Collateralized mortgage obligations - US agency	-	-	-	11	(995)	8,123	11	(995)	8,123
Collateralized mortgage obligations - Private label	10	(274)	18,067	33	(3,571)	46,483	43	(3,845)	64,550
Totals	17	$(366)	$32,441	97	$(11,351)	$140,099	114	$(11,717)	$172,540
Held-to-Maturity Portfolio
US Treasury, agencies and GSE's	-	$-	$-	2	$(304)	$3,456	2	$(304)	$3,456
State and political subdivisions	4	(2)	575	14	(1,872)	12,718	18	(1,874)	13,293
Corporate	1	(61)	439	39	(3,220)	33,532	40	(3,281)	33,971
Asset backed securities	2	(8)	2,877	8	(1,172)	10,652	10	(1,180)	13,529
Residential mortgage-backed - US agency	-	-	-	7	(665)	4,942	7	(665)	4,942
Collateralized mortgage obligations - US agency	-	-	-	10	(1,293)	11,928	10	(1,293)	11,928
Collateralized mortgage obligations - Private label	4	(38)	5,827	43	(3,140)	60,260	47	(3,178)	66,087
Totals	11	$(109)	$9,718	123	$(11,666)	$137,488	134	$(11,775)	$147,206

	December 31, 2022
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	-	$-	$-	3	$(3,206)	$26,167	3	$(3,206)	$26,167
State and political subdivisions	10	(830)	12,601	17	(2,171)	20,128	27	(3,001)	32,729
Corporate	7	(269)	5,720	2	(381)	1,319	9	(650)	7,039
Asset backed securities	5	(148)	5,473	5	(511)	9,926	10	(659)	15,399
Residential mortgage-backed - US agency	10	(131)	2,747	5	(1,451)	13,653	15	(1,582)	16,400
Collateralized mortgage obligations - US agency	6	(238)	4,009	6	(1,124)	7,700	12	(1,362)	11,709
Collateralized mortgage obligations - Private label	15	(1,684)	20,429	19	(2,671)	33,707	34	(4,355)	54,136
Totals	53	$(3,300)	$50,979	57	$(11,515)	$112,600	110	$(14,815)	$163,579
Held-to-Maturity Portfolio
US Treasury, agencies and GSE's	2	$(280)	$3,573	-	$-	$-	2	$(280)	$3,573
State and political subdivisions	7	(871)	7,277	7	(1,469)	5,077	14	(2,340)	12,354
Corporate	31	(1,786)	29,213	9	(800)	6,803	40	(2,586)	36,016
Asset backed securities	6	(625)	9,742	3	(666)	3,674	9	(1,291)	13,416
Residential mortgage-backed - US agency	10	(736)	6,577	1	(3)	107	11	(739)	6,684
Collateralized mortgage obligations - US agency	10	(1,236)	12,965	1	(15)	892	11	(1,251)	13,857
Collateralized mortgage obligations - Private label	38	(2,719)	58,061	8	(1,711)	12,532	46	(4,430)	70,593
Totals	104	$(8,253)	$127,408	29	$(4,664)	$29,085	133	$(12,917)	$156,493

Credit-related Impairment

The Company conducts a formal review of investment securities on a quarterly basis for the presence of credit-related impairment. The Company assesses whether credit-related impairment is present when the fair value of a debt security is less than its amortized cost basis at the statement of condition date. Under these circumstances, impairment is considered to have occurred (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not anticipated to be sufficient to recover the entire amortized cost basis. The guidance requires that credit-related impairment is recognized in earnings while non-credit-related price depreciation for securities categorized as available-for-sale not expected to be sold is recognized in other comprehensive income (“OCI”). Non-credit-related market price depreciation is based on other factors, including illiquidity and changes in the general interest rate environment. Presentation of credit-related impairment, when present, is made in the consolidated statement of income on a gross basis, including both the portion recognized in earnings, as well as the portion recorded in OCI.

Management does not believe any unrealized losses in individual investment securities within the portfolio as of December 31, 2023 represent credit-related impairment. There were a total of 97 securities classified as available-for-sale with an aggregate amortized historical cost of $151.4 million and an unrealized aggregate loss of $11.3 million, or -7.5%, that were in an unrealized loss position for 12 months or longer at December 31, 2023. In addition, there were123 securities classified as held-to-maturity with an aggregate amortized historical cost of $149.2 million and an unrealized aggregate loss of $11.7 million, or -7.8%, that were in an unrealized loss position for 12 months or longer at December 31, 2023. In total, therefore, at December 31, 2023 there were 220 securities with an aggregate book value of $300.6 million and an aggregate fair value of $277.6 million, representing a loss of $23.0 million, or -7.7%, that were in an unrealized loss position for 12 months or more on that date.

All of the securities which have been in an unrealized loss position for 12 months or more at December 31, 2023 have been individually analyzed and none of the securities are considered to be impaired. These securities have unrealized losses primarily due to fluctuations in general interest rates or changes in expected prepayments. In all cases, price improvement in future periods will be realized as the issuances approach maturity. Of the 220 securities in an unrealized loss position for 12 months or more at December 31, 2023, 48 securities, with aggregate amortized cost balances of $76.7 million and representing 25.5% of the aggregate amortized cost of all securities in an unrealized loss position for 12 months or more, are issued by the United States government or GSEs (collectively, "government-issued securities") and are therefore either explicitly or implicitly guaranteed as to the timely payment of contractual principal and interest These positions are deemed to have no credit impairment, thus, the disclosed unrealized losses relate primarily to changes in prevailing interest rates.

The following table depicts a roll forward of the allowance for credit losses on held-to-maturity investment securities for the year ended December 31, 2023:

(In thousands)	Government Issued and Government Sponsored Enterprise Securities	Mortgage and Asset-backed Securities	Securities Issued By State and Political Subdivisions	Corporate Securities	Total
Balance, December 31, 2022	$-	$-	$-	$-	$-
Adjustment for the adoption of ASU 2016-13	-	40	1	409	450
Provision for credit losses	-	(40)	1	(59)	(98)
Allowance on purchased financial assets with credit deterioration	-	-	-	-	-
Charge-offs of securities	-	-	-	-	-
Recoveries	-	-	-	-	-
Balance, December 31, 2023	$-	$-	$2	$350	$352

The Company monitors the credit quality of the debt securities categorized as held-to-maturity primarily through the use of credit ratings. These assessments are made on a quarterly basis. The following table summarizes the amortized cost of debt securities categorized as held-to-maturity at December 31, 2023, aggregated by credit quality indicators:

(In thousands)
AAA or equivalent	$42,476
AA or equivalent, including securities issued by the United States Government or Government Sponsored Enterprises	49,479
A or equivalent	19,021
BBB or equivalent	16,304
BB or equivalent	983
Unrated	51,374
Total	$179,637

Additional Disclosures

Proceeds of $18.0 million and $11.0 million, respectively on sales and redemptions of securities for the years ended December 31, 2023 and 2022 resulted in net realized gains (losses) detailed below:

(In thousands)	2023	2022
Realized gains on investments	$2,022	$37
Realized losses on investments	(1,960)	(206)
	$62	$(169)

As of December 31, 2023 and December 31, 2022, securities with a fair value of $110.3 million and $99.8 million, respectively, were pledged to collateralize certain municipal deposit relationships. As of the same dates, securities with a fair value of $114.3 million and $38.1 million were pledged against certain borrowing arrangements.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages. The Company is not in the practice of investing in, or originating, these types of investments.

NOTE 5: LOANS

Major classifications of loans are as follows:

	December 31,	December 31,
(In thousands)	2023	2022
Residential mortgage loans:
1-4 family first-lien residential mortgages	$257,604	$257,656
Construction	1,355	5,085
Loans held-for-sale	-	19
Total residential mortgage loans	258,959	262,760

Commercial loans:
Real estate	358,707	345,330
Lines of credit	72,069	82,050
Other commercial and industrial	89,803	77,273
Paycheck Protection Program loans	158	203
Tax exempt loans	3,430	4,280
Total commercial loans	524,167	509,136

Consumer loans:
Home equity and junior liens	34,858	34,007
Other consumer	79,797	92,851
Total consumer loans	114,655	126,858

Total loans	897,781	898,754
Less net deferred loan fees	574	1,000
Less allowance for credit losses	15,975	15,319
Loans receivable, net	$881,232	$882,435

Future credit-related performance of a loan portfolio generally depends upon the types of loans within the portfolio, concentrations by type of loan and the quality of the collateral securing the loans. The following table details the Company's loan portfolio by collateral type within major categories as of December 31, 2023.

(Dollars in thousands)	Balance	Number of Loans	Average Loan Balance	Minimum/ Maximum Loan Balance		Allowance for Credit Losses	Percent of Total Loans
Residential Mortgage Loans	$258,959	2,522	$103	$-	$4,871	$2,466	29%

Commercial Real Estate:
Multi Family (5 or More)	$75,741	66	$1,148	$17	$8,530	$1,214	8%
Mixed Use	50,022	59	848	17	5,951	802	6%
Office Space	38,824	70	555	19	4,037	622	4%
Hotels and Motels	29,524	9	3,280	193	11,500	473	3%
1-4 Family	25,089	167	150	-	2,407	402	3%
Retail Space	22,721	47	483	18	4,756	364	3%
Recreation/ Golf Course/ Marina	19,290	19	1,015	77	4,543	309	2%
Auto Dealership	13,259	10	1,326	-	5,084	213	1%
Nursing Home	11,900	2	5,950	3,800	8,100	191	1%
Self Storage/Mini Storage	11,892	3	3,964	48	11,428	191	1%
Manufacturing/Industrial	9,634	17	567	51	3,356	154	1%
Land	7,550	9	839	38	3,753	121	1%
Warehouse	7,304	13	562	52	2,311	117	1%
Assisted Living	7,180	1	7,180	7,180	7,180	115	1%
Restaurant	5,793	23	252	32	1,056	93	1%
Auto Repair	5,696	13	438	39	2,054	91	1%
Hospitals	4,755	3	1,585	45	2,973	76	1%
Property for Community Service	3,121	3	1,040	94	1,580	50	0%
All Others	9,412	25	376	8	3,583	151	1%
Total Commercial Real Estate Loans	$358,707	559	$642	$-	$11,500	$5,751	40%

Commercial and Industrial:
Secured Term Loans	$78,928	384	206	$-	$4,019	$1,471	9%
Unsecured Term Loans	10,875	89	122	-	920	203	1%
Secured Lines of Credit	48,569	264	184	-	5,000	2,211	5%
Unsecured Lines of Credit	23,500	148	159	-	3,000	1,070	3%
Total Commercial and Industrial Loans	$161,872	885	$183	$-	$5,000	$4,955	18%

Tax Exempt Loans	$3,430	10	$343	$6	$2,215	$1	0%

Paycheck Protection Program Loans	$158	5	$32	$4	$77	$-	0%

Consumer:
Home Equity Lines of Credit	$34,858	1,026	$34	$-	$985	$657	4%
Vehicle	11,032	1,417	8	-	410	297	1%
Consumer Secured	29,523	545	54	8	42	794	3%
Consumer Unsecured	37,767	1,940	19	-	54	1,015	5%
All Others	1,475	596	2	-	88	40	0%
Total Consumer Loans	$114,655	5,524	$21	$-	$985	$2,802	13%

Net deferred loan fees	574	-	-	-	-	-	-
Unallocated allowance for credit losses	(15,975)	-	-	-	-	-	-
Total Loans	$882,380	9,505	$94			$15,975	100%

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

The following table summarizes the purchased loan pool positions, held by the Bank in purchased loans at year end (month and date of acquisition in parentheses):

(In thousands, except number of loans)	December 31, 2023
	Original Balance	Current Balance	Unamortized Premium/ (Discount)	Number of Loans	Maturity Range	Cumulative net charge-offs
Commercial and industrial loans (6/2019)	$6,800	$1,600	$-	20	2-6 years	$-
Home equity lines of credit (8/2019)	21,900	4,500	108	159	1-26 years	-
Unsecured consumer loan pool 2 (11/2019)	26,600	500	2	167	0-2 years	-
Residential real estate loans (12/2019)	4,300	4,500	284	56	17-25 years	-
Unsecured consumer loan pool 1 (12/2019)	5,400	1,000	-	46	1-3 years	-
Unsecured consumer installment loans pool 3 (12/2019)	10,300	500	17	158	0-9 years	69
Secured consumer installment loans pool 4 (12/2020)	14,500	10,600	(1,252)	499	21-25 years	-
Unsecured consumer loans pool 5 (1/2021)	24,400	15,600	(450)	644	7-22 years	-
Revolving commercial line of credit 1 (3/2021)	11,600	12,400	2	1	0-1 year	-
Secured consumer installment loans (11/2021)	21,300	18,000	(2,923)	821	17-24 years	-
Revolving commercial line of credit 2 (11/2021) paid in full at 12/11/23	10,500	-	-	-	-	-
Unsecured consumer loans pool 6 (11/2021)	22,200	18,200	(2,292)	522	7-24 years	-
Total	$179,800	$87,400	$(6,504)	3,093		$69

(In thousands, except number of loans)	December 31, 2022
	Original Balance	Current Balance	Unamortized Premium/ (Discount)	Number of Loans	Maturity Range	Cumulative net charge-offs
Automobile loans (1/2017) paid in full at 6/30/23	$50,400	$4,200	$128	537	0-4 years	$247
Commercial and industrial loans (6/2019)	6,800	2,100	-	22	3-7 years	-
Home equity lines of credit (8/2019)	21,900	6,000	189	143	1-27 years	-
Unsecured consumer loan pool 2 (11/2019)	26,600	1,500	11	320	0-2 years	-
Residential real estate loans (12/2019)	4,300	3,900	240	49	16-22 years	-
Unsecured consumer loan pool 1 (12/2019)	5,400	1,600	-	50	1-4 years	-
Unsecured consumer installment loans pool 3 (12/2019)	10,300	1,000	38	354	0-9 years	63
Secured consumer installment loans pool 4 (12/2020)	14,500	11,300	(1,484)	518	23-24 years	-
Unsecured consumer loans pool 5 (1/2021)	24,400	17,300	(485)	678	8-24 years	-
Revolving commercial line of credit 1 (3/2021)	11,600	11,400	14	1	0-1 year	-
Secured consumer installment loans (11/2021)	21,300	19,700	(3,237)	850	18-25 years	-
Revolving commercial line of credit 2 (11/2021) paid in full at 12/11/23	10,500	15,000	23	1	0-1 year	-
Unsecured consumer loans pool 6 (11/2021)	22,200	20,200	(2,441)	540	8-24 years	-
Total	$230,200	$115,200	$(7,004)	4,063		$310

As of December 31, 2023 and December 31, 2022, residential mortgage loans with a carrying value of $113.6 million and $110.3 million, respectively, have been pledged by the Company to the FHLBNY under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

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

Real estate loans, including residential mortgages, commercial real estate loans and home equity, comprised 72.7% and 71.4% of the total loans held in the portfolio in 2023 and 2022, respectively. Loans secured by real estate generally provide strong collateral protection and thus significantly reduce the inherent credit risk in the portfolio.

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

1.
Special Mention: All loans sixty days past due are classified Special Mention. The loan is not upgraded until it has been current for six consecutive months.
2.
Substandard: All loans 90 days past due are classified Substandard. The loan is not upgraded until it has been current for six consecutive months.
3.
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

The following tables present the classes of the loan portfolio, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

								Revolving
	Term Loans By Origination Year						Revolving	loans converted
(In thousands)	2023	2022	2021	2020	2019	Prior	Loans	to term loans	Total
Commercial Real Estate:
Pass	$43,823	$67,743	$55,395	$29,222	$51,270	$85,218	$-	$-	$332,671
Special Mention	-	14,016	-	-	-	797	-	-	14,813
Substandard	3,006	500	2,339	739	396	4,085	-	-	11,065
Doubtful	-	-	-	-	-	158	-	-	158
Total Commercial Real Estate	46,829	82,259	57,734	29,961	51,666	90,258	-	-	358,707
Commercial Lines of Credit:
Pass	-	-	-	-	-	-	62,824	7,141	69,965
Special Mention	-	-	-	-	-	-	654	162	816
Substandard	-	-	-	-	-	-	518	758	1,276
Doubtful	-	-	-	-	-	-	-	12	12
Total Commercial Lines of Credit	-	-	-	-	-	-	63,996	8,073	72,069
Other Commercial and Industrial:
Pass	27,433	16,735	6,457	5,541	7,828	11,994	4,195	-	80,183
Special Mention	2,490	-	248	67	-	-	-	-	2,805
Substandard	30	1,124	929	754	211	2,362	-	-	5,410
Doubtful	1,405	-	-	-	-	-	-	-	1,405
Total Other Commercial and Industrial	31,358	17,859	7,634	6,362	8,039	14,356	4,195	-	89,803
Paycheck Protection Program Loans
Pass	-	-	-	158	-	-	-	-	158
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Paycheck Protection Program Loans	-	-	-	158	-	-	-	-	158
Tax Exempt Loans
Pass	105	-	-	151	6	3,168	-	-	3,430
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Tax Exempt Loans	105	-	-	151	6	3,168	-	-	3,430

								Revolving
	Term Loans By Origination Year						Revolving	loans converted
(In thousands)	2023	2022	2021	2020	2019	Prior	Loans	to term loans	Total
1-4 family first-lien residential mortgages:
Pass	$17,403	$31,591	$51,027	$39,454	$18,491	$94,594	$-	$-	$252,560
Special Mention	-	-	1,601	566	176	349	-	-	2,692
Substandard	-	-	138	209	282	1,168	-	-	1,797
Doubtful	-	-	-	154	-	401	-	-	555
Total 1-4 family first-lien residential mortgages	17,403	31,591	52,766	40,383	18,949	96,512	-	-	257,604
Construction:
Pass	1,355	-	-	-	-	-	-	-	1,355
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Construction	1,355	-	-	-	-	-	-	-	1,355
Home Equity and Junior Liens:
Pass	8,317	1,880	1,404	853	559	2,228	18,177	689	34,107
Special Mention	-	-	-	-	-	6	20	9	35
Substandard	-	-	66	-	-	49	601	-	716
Doubtful	-	-	-	-	-	-	-	-	-
Total Home Equity and Junior Liens	8,317	1,880	1,470	853	559	2,283	18,798	698	34,858
Other Consumer:
Pass	68,434	3,876	3,103	1,381	1,536	1,340	-	-	79,670
Special Mention	24	34	14	9	4	15	-	-	100
Substandard	-	14	8	-	-	5	-	-	27
Doubtful	-	-	-	-	-	-	-	-	-
Total Other Consumer	68,458	3,924	3,125	1,390	1,540	1,360	-	-	79,797
Net Deferred Loan Fees	(289)	60	(12)	(82)	93	(344)	-	-	(574)
Total loans	$173,536	$137,573	$122,717	$79,176	$80,852	$207,593	$86,989	$8,771	$897,207

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

An age analysis of loans, not including net deferred loan costs, segregated by portfolio segment and class of loans, as of December 31, 2023 and 2022, are detailed in the following tables:

	As of December 31, 2023

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,462	$2,269	$1,770	$5,501	$252,103	$257,604
Construction	-	-	-	-	1,355	1,355
Loans held-for-sale	-	-	-	-	-	-
Total residential mortgage loans	1,462	2,269	1,770	5,501	253,458	258,959
Commercial loans:
Real estate	5,385	196	5,053	10,634	348,073	358,707
Lines of credit	180	-	924	1,104	70,965	72,069
Other commercial and industrial	5,347	322	6,340	12,009	77,794	89,803
Paycheck Protection Program loans	-	-	-	-	158	158
Tax exempt loans	-	-	-	-	3,430	3,430
Total commercial loans	10,912	518	12,317	23,747	500,420	524,167
Consumer loans:
Home equity and junior liens	210	29	192	431	34,427	34,858
Other consumer	984	383	2,948	4,315	75,482	79,797
Total consumer loans	1,194	412	3,140	4,746	109,909	114,655
Total loans	$13,568	$3,199	$17,227	$33,994	$863,787	$897,781

	As of December 31, 2022

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,627	$620	$932	$3,179	$254,477	$257,656
Construction	-	-	-	-	5,085	5,085
Loans held-for-sale	-	-	-	-	19	19
Total residential mortgage loans	1,627	620	932	3,179	259,581	262,760
Commercial loans:
Real estate	4,974	854	3,499	9,327	336,003	345,330
Lines of credit	1,280	1,584	298	3,162	78,888	82,050
Other commercial and industrial	4,721	999	1,738	7,458	69,815	77,273
Paycheck Protection Program loans	-	-	-	-	203	203
Tax exempt loans	-	-	-	-	4,280	4,280
Total commercial loans	10,975	3,437	5,535	19,947	489,189	509,136
Consumer loans:
Home equity and junior liens	23	17	279	319	33,688	34,007
Other consumer	391	239	1,904	2,534	90,317	92,851
Total consumer loans	414	256	2,183	2,853	124,005	126,858
Total loans	$13,016	$4,313	$8,650	$25,979	$872,775	$898,754

Nonaccrual loans as of December 31, 2023 and 2022, segregated by class of loan, were as follows:

	December 31,	December 31,
(In thousands)	2023	2022
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,770	$1,112
	1,770	1,112
Commercial loans:
Real estate	5,053	3,504
Lines of credit	924	332
Other commercial and industrial	6,340	1,884
	12,317	5,720
Consumer loans:
Home equity and junior liens	192	279
Other consumer	2,948	1,904
Total consumer loans	3,140	2,183
Total nonaccrual loans	$17,227	$9,015

There were no loans past due ninety days or more and still accruing interest at December 31, 2023 or 2022.

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

Impaired Loans:

The following table summarizes impaired loans information by portfolio class at:

	December 31, 2022
		Unpaid
	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$1,048	$1,048	$-
Commercial real estate	5,283	5,386	-
Commercial lines of credit	2,218	2,218	-
Other commercial and industrial	2,780	2,829	-
Home equity and junior liens	182	182	-

With an allowance recorded:
1-4 family first-lien residential mortgages	450	450	91
Commercial real estate	2,625	2,625	346
Commercial lines of credit	3,059	3,066	2,957
Other commercial and industrial	1,998	1,998	1,285
Home equity and junior liens	536	536	114

Total:
1-4 family first-lien residential mortgages	1,498	1,498	91
Commercial real estate	7,908	8,011	346
Commercial lines of credit	5,277	5,284	2,957
Other commercial and industrial	4,778	4,827	1,285
Home equity and junior liens	718	718	114
Totals	$20,179	$20,338	$4,793

The following table presents the average recorded investment in impaired loans for the year ended December 31:

(In thousands)	2022
1-4 family first-lien residential mortgages	$1,232
Commercial real estate	7,285
Commercial lines of credit	1,951
Other commercial and industrial	3,155
Home equity and junior liens	647
Other consumer	-
Total	$14,270

The following table presents the cash basis interest income recognized on impaired loans for the year ended December 31:

(In thousands)	2022
1-4 family first-lien residential mortgages	$65
Commercial real estate	247
Commercial lines of credit	143
Other commercial and industrial	304
Home equity and junior liens	6
Other consumer	-
Total	$765

The following table summarizes all activity related to the ACL from December 31, 2022 to December 31, 2023 and to the recorded PCL for year ended December 31, 2023:

		CECL Transition
	ILM ALLL December 31, 2022	Adjustment January 1, 2023	CECL Reserve January 1, 2023	Q1 2023 Charge-Offs	Q1 2023 Recoveries	Q1 2023 PCL	Reserves as of March 31, 2023	Q2 2023 Charge-Offs	Q2 2023 Recoveries	Q2 2023 PCL	Reserves as of June 30, 2023	Q3 2023 Charge-Offs	Q3 2023 Recoveries	Q3 2023 PCL	Reserves as of Sept 30, 2023	Q4 2023 Charge-Offs	Q4 2023 Recoveries	Q4 2023 PCL	Reserves as of Dec 31, 2023
ACL - Loans
Specifically identified	$4,793	$-	$3,328	$-	$-	$533	$3,861	$263	$-	$888	$4,486	$1,650	$-	$692	$3,528	$-	$-	$188	$3,716
Overdraft			1,465			301	1,766			116	1,882	1,425	-	-	457	13	(80)	-	364
Pooled under ILM	9,497	(9,497)	-				-	-	-	-	-	-	-	-	-	-	-	-	-
Pooled - quantitative		6,313	6,313	100	92	270	6,575	109	116	(135)	6,447	799	45	17	5,710	198	183	508	6,203
Pooled - qualitative		3,965	3,965	-	-	(397)	3,568			287	3,855	-	-	89	3,944	-	-	(378)	3,566
Purchased	1,029	1,102	2,131	19	-	(15)	2,097	-	-	29	2,126	-	-	-	2,126	-	-	-	2,126
Unallocated	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Total ACL - Loans	$15,319	$1,883	$17,202	$119	$92	$692	$17,867	$372	$116	$1,185	$18,796	$3,874	$45	$798	$15,765	$211	$103	$318	$15,975

ACL - Held-To-Maturity	-	450	450	-	-	-	450	-	-	(29)	421	-	-	5	426	-	-	(74)	352

Other Liabilities - Unfunded Commitments	-	552	552	-	-	-	552	-	-	(16)	536	-	-	30	566	-	-	23	589
	$15,319	$2,886	$18,205	$119	$92	$692	$18,870	$372	$116	$1,140	$19,754	$3,874	$45	$833	$16,758	$211	$103	$267	$16,917

Collateral Dependent Disclosures

The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following provides more detail about the types of collateral that secure collateral dependent loans:

•
Commercial real estate loans can be secured by either owner occupied commercial real estate or non-owner occupied investment commercial real estate. Typically, owner occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies. Non-owner occupied commercial real estate loans are generally secured by office buildings and complexes, retail facilities, multifamily complexes, land under development, industrial properties, as well as other commercial or industrial real estate.
•
Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage.

•
Home equity lines of credit are generally secured by second mortgages on residential real estate property.
•
Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.

The following table details the amortized cost of collateral dependent loans:

(In thousands)	December 31, 2023
Commercial and industrial	$7,788
Commercial real estate	11,814
Residential (1-4 family) first mortgages	699
Home equity loans and lines of credit	599
Consumer loans	81
Total loans	$20,981

Paycheck Protection Program (“PPP”)

The Bank participated in all rounds of the PPP funded by the U.S. Treasury Department and administered by the U.S. SBA pursuant to the CARES Act and subsequent legislation. The Bank received $4.0 million in fees from the SBA associated with PPP lending activities during 2020 and 2021 and recognized $-0- and $707,000 of those fees in 2023 and 2022, respectively.

NOTE 6: ALLOWANCE FOR CREDIT LOSSES

As discussed in Note 1, on January 1, 2023, the Bank accounted for all credit loss exposures using the CECL methodology. A nonrecurring adjustment from ILM to CECL was made on January 1, 2023, increasing the ACL at January 1, 2023 by $2.1 million in determining the beginning ACL for the quarter ended March 31, 2023. This transition adjustment was recorded in retained earnings on January 1, 2023, and therefore will be a subtraction from tangible book value, after tax effects of approximately $1.7 million.

Changes in the allowance for credit losses for the year ended December 31, 2023, and information pertaining to the allocation of the allowance for credit losses and balances of the allowance for credit losses and loans receivable based on individual and collective impairment evaluation by loan portfolio class at the indicated dates, are summarized in the tables below. An allocation of a portion of the allowance to a given portfolio class does not limit the Company’s ability to absorb losses in another portfolio class.

	December 31, 2023
	1-4 family
	first-lien				Other	Paycheck
	residential		Commercial	Commercial	commercial	Protection
(In thousands)	mortgage	Construction	real estate	lines of credit	and industrial	Program
Allowance for credit losses:
Beginning Balance	$714	$-	$5,881	$3,990	$2,944	$-
Adoption of New Accounting Standards	1,396	969	(1,744)	95	10
Charge-offs	(121)	-	-	(1,247)	(2,862)	-
Recoveries	1	-	23	2	211	-
Provisions (credits)	(382)	(111)	1,591	(1,166)	2,978	-
Ending balance	$1,608	$858	$5,751	$1,674	$3,281	$-
Ending balance: related to loans individually evaluated	$138	$-	$969	$844	$1,617	$-
Ending balance: related to loans collectively evaluated	$1,470	$858	$4,782	$830	$1,664	$-
Loans receivables:
Ending balance	$257,604	$1,355	$358,707	$72,069	$89,803	$158
Ending balance: individually evaluated	$1,675	$-	$12,314	$1,139	$6,749	$-
Ending balance: collectively evaluated	$255,929	$1,355	$346,393	$70,930	$83,054	$158

		Home equity	Other
	Tax exempt	and junior liens	consumer	Total
Allowance for credit losses:
Beginning Balance	$3	$741	$1,046	$15,319
Adoption of New Accounting Standards	14	(97)	1,243	1,886
Charge-offs	-	(5)	(341)	(4,576)
Recoveries	-	-	118	355
Provisions	(16)	18	79	2,991
Ending balance	$1	$657	$2,145	$15,975
Ending balance: related to loans individually evaluated	$-	$148	$-	$3,716
Ending balance: related to loans collectively evaluated	$1	$509	$2,145	$12,259
Loans receivables:
Ending balance	$3,430	$34,858	$79,797	$897,781
Ending balance: individually evaluated	$-	$710	$-	$22,587
Ending balance: collectively evaluated	$3,430	$34,148	$79,797	$875,194

Changes in the allowance for loan losses under the ILM methodology for the year ended December 31, 2022, and information pertaining to the allocation of the allowance for loan losses and balances of the allowance for loan losses and loans receivable based on individual and collective impairment evaluation by loan portfolio class at the indicated dates, are summarized in the tables below. An allocation of a portion of the allowance to a given portfolio class does not limit the Company’s ability to absorb losses in another portfolio class.

	December 31, 2022
	1-4 family
	first-lien				Other	Paycheck
	residential		Commercial	Commercial	commercial	Protection
(In thousands)	mortgage	Construction	real estate	lines of credit	and industrial	Program
Allowance for loan losses:
Beginning Balance	$872	$-	$5,308	$935	$2,762	$-

Charge-offs	(29)	-	(48)	(51)	(486)	-
Recoveries	-	-	250	-	46	-
Provisions (credits)	(129)	-	371	3,106	622	-
Ending balance	$714	$-	$5,881	$3,990	$2,944	$-
Ending balance: related to loans individually evaluated for impairment	$91	$-	$346	$2,957	$1,285	$-
Ending balance: related to loans collectively evaluated for impairment	$623	$-	$5,535	$1,033	$1,659	$-
Loans receivables:
Ending balance	$257,656	$5,085	$345,330	$82,050	$77,273	$203
Ending balance: individually evaluated for impairment	$1,498	$-	$7,908	$5,278	$4,777	$-
Ending balance: collectively evaluated for impairment	$256,158	$5,085	$337,422	$76,772	$72,496	$203

		Home equity	Other
	Tax exempt	and junior liens	consumer	Unallocated (1)	Total
Allowance for loan losses:
Beginning Balance	3	774	1,297	984	12,935

Charge-offs	-	-	(147)	-	(761)
Recoveries	-	-	95	-	391
Provisions	-	(33)	(199)	(984)	2,754
Ending balance	$3	$741	$1,046	$-	$15,319
Ending balance: related to loans individually evaluated for impairment	$-	$114	$-	$-	$4,793
Ending balance: related to loans collectively evaluated for impairment	$3	$627	$1,046	$-	$10,526
Loans receivables:
Ending balance	$4,280	$34,007	$92,851	$19	$898,754
Ending balance: individually evaluated for impairment	$-	$718	$-	$-	$20,179
Ending balance: collectively evaluated for impairment	$4,280	$33,289	$92,851	$19	$878,575

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

The allocation of the allowance for credit losses summarized on the basis of the Company’s CECL calculation methodology was as follows:

	December 31, 2023
	1-4 family
	first-lien				Other
	residential		Commercial	Commercial	commercial
(In thousands)	mortgage	Construction	real estate	lines of credit	and industrial
Specifically reserved	$137	$-	$969	$844	$1,617
Historical loss rate	1,537	674	2,645	209	1,026
Qualitative factors	(66)	184	2,137	621	638
Total	$1,608	$858	$5,751	$1,674	$3,281

		Home equity	Other
	Tax exempt	and junior liens	consumer	Total
Specifically reserved	$-	$458	$1,817	$5,842
Historical loss rate	1	190	307	6,589
Qualitative factors	-	9	21	3,544
Total	$1	$657	$2,145	$15,975

The allocation of the allowance for loan losses summarized on the basis of the Company’s ILM calculation methodology was as follows:

	December 31, 2022
	1-4 family
	first-lien				Other
	residential		Commercial	Commercial	commercial
(In thousands)	mortgage	Construction	real estate	lines of credit	and industrial
Specifically reserved	$91	$-	$346	$2,957	$1,285
Historical loss rate	5	-	(32)	-	97
Qualitative factors	618	-	5,567	1,033	1,562
Total	$714	$-	$5,881	$3,990	$2,944

		Home equity	Other
	Tax exempt	and junior liens	consumer	Total
Specifically reserved	$-	$114	$-	$4,793
Historical loss rate	-	321	708	1,099
Qualitative factors	3	306	338	9,427
Total	$3	$741	$1,046	$15,319

NOTE 7: SERVICING

Loans serviced for others are not included in the accompanying consolidated statements of condition. At December 31, 2023 and 2022, the Bank serviced 518 and 503 residential mortgage loans for others, respectively. The unpaid principal balances of mortgage loans serviced for others were $54.5 million and $52.2 million at December 31, 2023 and 2022, respectively. The balance of capitalized servicing rights included in other assets at December 31, 2023 and 2022, was $330,000 and $368,000, respectively.

The following summarizes mortgage servicing rights capitalized and amortized:

(In thousands)	2023	2022
Mortgage servicing rights capitalized	$46	$64
Mortgage servicing rights amortized	84	75

NOTE 8: PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31 is as follows:

(In thousands)	2023	2022
Land	$2,661	$2,063
Buildings	20,784	20,406
Furniture, fixtures and equipment	17,889	17,337
Construction in progress	758	320
	42,092	40,126
Less: Accumulated depreciation	23,651	22,254
	$18,441	$17,872

Depreciation expense in 2023 and 2022 was $1.4 million and $1.1 million, respectively.

NOTE 9: FORECLOSED REAL ESTATE

A summary of foreclosed real estate at December 31 is as follows:

(Dollars in thousands)	Number of properties	December 31, 2023	Number of properties	December 31, 2022
Foreclosed real estate	4	$151	2	$221

At December 31, 2023 and 2022, the Company reported $1.3 million and $542,000, respectively, in real estate loans in the process of foreclosure.

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

Of the $4.5 million of goodwill carried on the Company’s books as of December 31, 2023, $3.8 million of this amount was due to prior periods acquisitions of bank branches and $696,000, initially and currently classified as an identifiable intangible asset, was due to the 2013 acquisition of the FitzGibbons Agency by PRMC and the 2015 acquisition of the Huntington Agency.

In 2020, the Company retained expert, independent consultants to evaluate the recorded goodwill for impairment. The Company updated those evaluations using internal modeling processes for the year ended December 31, 2023. The Company is permitted to assess market-based, prospective analyses and other qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than the carrying value. Based on the results of the assessments made by management, with prior input from the retained consultants, it was determined that the carrying value of goodwill in the amount of $4.5 million is not impaired as of December 31, 2023.

The identifiable intangible asset of $85,000 as of December 31, 2023 was due to the acquisition of the FitzGibbons and Huntington Agencies and represents the amortized carrying amount of the customer lists intangible. The weighted average remaining amortization period of this intangible asset is 3.18 years.

The gross carrying amount and annual amortization for this identifiable intangible asset are as follows:

	December 31,
(In thousands)	2023	2022
Gross carrying amount	$243	$243
Accumulated amortization	(158)	(142)
Net amortizing intangibles	$85	$101

The estimated amortization expense for each of the five succeeding years ended December 31, is as follows:

(In thousands)
2024	$16
2025	16
2026	16
2027	16
2028	16
Thereafter	5
Total	$85

NOTE 11: DEPOSITS

A summary of deposits at December 31 is as follows:

(In thousands)	2023	2022
Savings accounts	$113,543	$134,880
Time accounts	377,570	314,109
Time accounts in excess of $250,000	95,272	71,696
Money management accounts	12,364	16,107
MMDA accounts	224,707	270,326
Demand deposit interest-bearing	119,321	127,395
Demand deposit noninterest-bearing	170,169	183,711
Mortgage escrow funds	7,121	7,206
Total Deposits	$1,120,067	$1,125,430

At December 31, 2023, the scheduled maturities of time deposits are as follows:

(In thousands)
Year of Maturity:
2024	$324,531
2025	75,882
2026	44,404
2027	9,581
2028	17,950
Thereafter	494
Total	$472,842

In addition to deposits obtained from its business operations within its target market areas, the Bank also obtains brokered deposits through various programs administered by IntraFi Network and through other unaffiliated third-party financial institutions.

	At December 31,
	2023			2022
(In thousands)	Nonbrokered	Brokered	Total	Nonbrokered	Brokered	Total
Savings accounts	$113,543	$-	$113,543	$134,880	$-	$134,880
Time accounts	174,864	202,706	377,570	105,478	208,631	314,109
Time accounts of $250,000 or more	95,272	-	95,272	71,696	-	71,696
Money management accounts	12,364	-	12,364	16,107	-	16,107
MMDA accounts	224,707	-	224,707	270,326	-	270,326
Demand deposit interest-bearing	79,321	40,000	119,321	87,395	40,000	127,395
Demand deposit noninterest-bearing	170,169	-	170,169	183,711	-	183,711
Mortgage escrow funds	7,121	-	7,121	7,206	-	7,206
Total Deposits	$877,361	$242,706	$1,120,067	$876,799	$248,631	$1,125,430

NOTE 12: BORROWED FUNDS

The composition of borrowings (excluding subordinated debt) at December 31 is as follows:

(In thousands)	2023	2022
Short-term:
FHLB advances	$125,680	$60,333
Total short-term borrowings	$125,680	$60,333
Long-term:
FHLB advances	$49,919	$55,664
Total long-term borrowings	$49,919	$55,664

The principal balances, interest rates and maturities of the outstanding long-term borrowings, all of which are at a fixed rate, at December 31, 2023 are as follows:

Term	Principal	Rates
(Dollars in thousands)
Advances with FHLB
Due within 1 year	$22,851	0.39 - 5.03%
Due within 2 years	23,883	0.52 - 4.92%
Due within 10 years	3,185	0.53 - 4.96%
Total advances with FHLB	$49,919
Total long-term fixed rate borrowings	$49,919

At December 31, 2023, scheduled repayments of long-term debt are as follows:

(In thousands)
2024	$22,851
2025	23,883
2026	3,185
Total	$49,919

The Company has access to FHLBNY advances, under which it can borrow at various terms and interest rates. Residential mortgage loans with a carrying value of $113.6 million, securities with a carrying value of $90.7 million and FHLB stock with a carrying value of $8.7 million have been pledged by the Company under a blanket collateral agreement to secure the Company’s borrowings at December 31, 2023. The total outstanding indebtedness under borrowing facilities with the FHLB cannot exceed the total value of the assets pledged under the blanket collateral agreement. The Company has a $17.3 million line of credit available at December 31, 2023 with the Federal Reserve Bank of New York through its Discount Window and has pledged various corporate and municipal securities against the line. The Company has $15.0 million in lines of credit available with two other correspondent banks. $10.0 million of that line of credit is available on an unsecured basis and the remaining $5.0 million must be collateralized with investment securities. Interest on the lines is determined at the time of borrowing.

NOTE 13: SUBORDINATED DEBT

On October 14, 2020, the Company executed a private placement of $25.0 million of its 5.50% Fixed to Floating Rate non-amortizing Subordinated Debt (the “2020 Subordinated Debt”) to certain qualified institutional investors. The 2020 Subordinated Debt has a maturity date of October 15, 2030 and initially bears interest, payable semi-annually, at a fixed annual rate of 5.50% per annum until October 15, 2025. Commencing on that date, the interest rate applicable to the outstanding principal amount due will be reset quarterly to an interest rate per annum equal to the then current three month Secured Overnight Financing Rate ("SOFR") plus 532 basis points, payable quarterly until maturity. The Company may redeem the 2020 Subordinated Debt at par, in whole or in part, at its option, any time after October 15, 2025 (the first redemption date). The 2020 Subordinated Debt is senior in the Company’s credit repayment hierarchy only to the Company’s common equity and preferred stock and, and any future senior indebtedness and is intended to qualify as Tier 2 capital for regulatory capital purposes for the Company. The Company paid $783,000 in origination and legal fees as part of this transaction. These fees will be amortized over the life of the 2020 Subordinated Debt through its first redemption date using the effective interest method, giving rise to an effective cost of funds of 6.22% from the issuance date calculated under this method. Accordingly, interest expense related to this indebtedness of $1.6 million was recorded in both years ended December 31, 2023 and December 31, 2022.

The Company has a non-consolidated subsidiary trust, Pathfinder Statutory Trust II, of which the Company owns 100% of the common equity. The Trust issued $5,000,000 of 30-year floating rate Company-obligated pooled capital securities of Pathfinder Statutory Trust II (“Floating-Rate Debentures”). The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms. The capital securities mature in 2037 and are treated as Tier 1 capital by the FDIC and FRB. The capital securities of the trust are a pooled trust preferred fund of Preferred Term Securities VI, Ltd., whose interest rate resets quarterly, and are indexed to the 3-month Secured Overnight Funding Rate ("SOFR") plus 1.91%. These securities have a five-year call provision. The Company paid $361,000 and $178,000 in interest expense related to this issuance in 2023 and 2022, respectively. The Company guarantees all of these securities.

The Company's equity interest in the trust subsidiary is included in other assets on the Consolidated Statements of Financial Condition at December 31, 2023 and 2022. For regulatory reporting purposes, the Federal Reserve Board has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them.

The composition of subordinated debt at December 31 is as follows:

(In thousands)	2023	2022
Subordinated debt
Junior subordinated debenture	$5,155	$5,155
Subordinated debt	$25,000	$25,000
Deferred Financing Charges	(241)	(422)
Total subordinated debt	$29,914	$29,733

The principal balances, interest rates and maturities of the subordinated debt at December 31, 2023 are as follows:

Term	Principal	Rates
(Dollars in thousands)
Subordinated debt:
Due within 8 years	$25,000	5.5%
Due within 15 years	5,155	3-Month LIBOR + 1.65%
Total subordinated debt	$30,155

Scheduled repayments of the subordinated debt at December 31, 2023 are as follows:

(In thousands)
2024	$-
2025	25,000
2026	-
2027	-
2028	-
Thereafter	5,155
Total	$30,155

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

The following tables set forth the changes in the plans’ benefit obligations, fair value of plan assets and the plans’ funded status as of December 31:

	Pension Benefits		Postretirement Benefits
(In thousands)	2023	2022	2023	2022
Change in benefit obligations:
Benefit obligations at beginning of year	$9,442	$12,720	$136	$325
Service cost	-	-	-	-
Interest cost	562	465	8	11
Plan participants' contribution	-	-	5	9
Actuarial (gain) loss	214	(3,368)	(7)	(164)
Benefits paid	(632)	(375)	(22)	(45)
Benefit obligations at end of year	9,586	9,442	120	136
Change in plan assets:
Fair value of plan assets at beginning of year	16,311	20,531	-	-
Actual return on plan assets	1,429	(3,845)	-	-
Benefits paid	(632)	(375)	16	(45)
Plan participants' contribution	-	-	6	9
Employer contributions	-	-	(22)	36
Fair value of plan assets at end of year	17,108	16,311	-	-
Funded (unfunded) status - asset (liability)	$7,522	$6,869	$(120)	$(136)

The funded status of the pension was recorded within other assets on the statement of condition. The unfunded status of the postretirement plan is recorded within other liabilities on the statement of condition.

Amounts recognized in accumulated other comprehensive loss as of December 31 are as follows:

	Pension Benefits		Postretirement Benefits
(In thousands)	2023	2022	2023	2022
Net loss (gain)	$2,909	$3,389	$(103)	$(103)
Tax Effect	760	886	(27)	(27)
	$2,149	$2,503	$(76)	$(76)

Gains and losses in excess of 10% of the greater of the benefit obligation or the fair value of assets are amortized over the average remaining service period of active participants.

The Company utilized the actual projected cash flows of the participants in both plans for the years ended December 31, 2023 and December 31, 2022. The following points address the approach taken.

1.
An analysis of the defined benefit pension plan’s expected future cash flows and high-quality fixed income investments currently available and expected to be available during the period to maturity of the pension benefits yielded a single discount rate of 5.94% at December 31, 2023.
2.
An analysis of the postretirement health plan’s expected future cash flows and high-quality fixed-income investments currently available and expected to be available during the period to maturity of the retiree medical benefits yielded a single discount rate of 5.94% at December 31, 2023.
3.
Each discount rate was developed by matching the expected future cash flows of the Bank to high quality bonds. Every bond considered has earned ratings of at least AA by Fitch Group, AA by Standard & Poor’s, or Aa2 by Moody’s Investor Services.

The accumulated benefit obligation for the defined benefit pension plan was $9.6 million and $9.4 million at December 31, 2023 and 2022, respectively. The postretirement plan had an accumulated benefit obligation of $120,000 and $136,000 at December 31, 2023 and 2022, respectively.

The significant assumptions used in determining the benefit obligations as of December 31, are as follows:

	Pension Benefits		Postretirement Benefits
	2023	2022	2023	2022
Weighted average discount rate	5.94%	6.09%	5.94%	6.09%
Rate of increase in future compensation levels	-	-	-	-

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plan. The annual rates of increase in the per capita cost of covered medical and prescription drug benefits for future years were assumed to be 4.60% for 2023, gradually decreasing to 4.30% in 2028 and remain at that level thereafter.

The composition of the net periodic benefit plan (benefit) cost for the years ended December 31 is as follows:

	Pension Benefits		Postretirement Benefits
(In thousands)	2023	2022	2023	2022
Service cost	$-	$-	$-	$-
Interest cost	562	465	8	11
Expected return on plan assets	(965)	(1,068)	-	-
Amortization of transition obligation	-	-	-	-
Amortization of net losses	229	-	(5)	7
Amortization of unrecognized past service liability	-	-	(2)	(5)
Net periodic benefit plan (benefit) cost	$(174)	$(603)	$1	$13

The significant assumptions used in determining the net periodic benefit plan cost for years ended December 31, were as follows:

	Pension Benefits		Postretirement Benefits
	2023	2022	2023	2022
Weighted average discount rate	6.09%	6.09%	5.94%	6.09%
Expected long term rate of return on plan assets	6.00%	6.00%	-	-
Rate of increase in future compensation levels	-	-	-	-

The long term rate of return on assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 6.5% to 8.5% and 2.0% to 4.0%, respectively. The long-term inflation rate was estimated to be 2.5%. When these overall return expectations are applied to the plan’s target allocation, the expected rate of return was determined to be in the range of 5.0% to 7.0%. Management chose to use a 6.00% expected long-term rate of return in 2023 and a 6.0% expected long-term rate of return in 2024 reflecting current economic conditions and expected rates of return. Based on the $17.1 million fair value of plan assets at December 31, 2023, each 50 basis point decrease in the expected long-term rate of return would reduce after tax net income at a 2024 expected state and federal combined statutory tax rate of 26.1% by approximately $63,000.

The estimated net actuarial income that will be amortized from accumulated other comprehensive income into net periodic benefit plan income during 2024 is $299,000. The estimated amortization of the unrecognized transition obligation and actuarial income for the postretirement health plan in 2024 is $120,000. The expected net periodic benefit plan benefit for 2024 is estimated to be $299,000 for both retirement plans in aggregate.

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

Pension plan assets measured at fair value are summarized below:

	At December 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Asset Category:
Mutual Funds - Equity
Large-cap (a)	$2,885	$-	$-	$2,885
Mid-cap / Small-cap (a)	723	-	-	723
International Equity (a)	1,442	-	-	1,442
Equity -Total	5,050	-	-	5,050
Fixed Income Funds
Government Securities (b) (c)	7,990	593	-	8,583
Investment Grade Bonds (d) (e)	329	1,498	-	1,827
Fixed Income-Total	8,319	2,091	-	10,410
Cash Equivalents (f) (g)	1,634	14	-	1,648
Total	$15,003	$2,105	$-	$17,108

*Includes cash equivalents investments in equity and fixed income strategies

a)
This category includes exchange-traded funds representing equity markets.
b)
This category includes nominal U. S Treasuries.
c)
This category includes U.S. Agencies and U.S. TIPS.
d)
This category includes exchange traded funds with fixed income as the underlying exposure.
e)
This category includes investment grade corporate bonds and municipal bonds.
f)
This category includes a fully collateralized money market fund.
g)
This category includes an ex-dividend that will be paid in cash and accrued interest for the money market fund.

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

For the fiscal year ending December 31, 2024, the Company expects to contribute approximately $13,000 to the postretirement plan.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from both retirement plans:

	Pension	Postretirement
(In thousands)	Benefits	Benefits	Total
Years ending December 31:
2024	$462	$13	$475
2025	482	13	495
2026	603	12	615
2027	625	12	637
2028	685	12	697
Thereafter	3,651	51	3,702

The Company also offers a 401(k) plan to its employees. Contributions to this plan by the Company were $449,000 and $433,000 for 2023 and 2022, respectively. In addition, the Company made $349,000 and $337,000 of safe harbor contributions to the plan in 2023 and 2022, respectively.

The Company maintains optional deferred compensation plans for its directors and certain executive officers, whereby fees and income normally received are deferred and paid by the Company based upon a payment schedule commencing between the ages of 65 and 70 and continuing monthly for 10 years. At December 31, 2023 and 2022, other liabilities include approximately $3.3 million and $3.2 million, respectively, relating to deferred compensation. Deferred compensation expense for the years ended December 31, 2023 and 2022 amounted to approximately $341,000 and $355,000, respectively.

To assist in the funding of the Company’s benefits under the supplemental executive retirement plan and deferred compensation plans, the Company is the owner of single premium life insurance policies on selected participants. At December 31, 2023 and 2022, the cash surrender values of these policies were $24.6 million and $24.0 million, respectively.

The Bank adopted a Defined Contribution Supplemental Executive Retirement Plan (the “SERP”), effective January 1, 2014. The SERP benefits certain key senior executives of the Bank who are selected by the Board to participate, including our named executive officers. The SERP is intended to provide a benefit from the Bank upon retirement, death, disability or voluntary or involuntary termination of service (other than “for cause”), subject to the requirements of Section 409A of the Internal Revenue Code. Accordingly, the SERP obligates the Bank to make a contribution to each executive’s account on the last business day of each calendar year. In addition, the Bank, may, but is not required to, make additional discretionary contributions to the executive’s accounts from time to time. All executives currently participating in the plan, including the named executive officers, are fully vested in the Bank’s contribution to the plan. In the event the executive is terminated involuntarily or resigns for good reason within 24 months following a change in control, the Bank is required to make additional annual contributions the lesser of: (1) three years or (2) the number of years remaining until the executive’s benefit age, subject to potential reduction to avoid an excess parachute payment under Code Section 280G. In the event of the executive’s death, disability or termination within 24 months after a change in control, the executive’s account will be paid in a lump sum to the executive or his beneficiary, as applicable. In the event the executive is entitled to a benefit from the SERP due to retirement or other termination of employment, the benefit will be paid either in a lump sum or in 10 annual installments as detailed in his or her participant agreement. At December 31, 2023 and 2022, other liabilities included $694,000 and $635,000, respectively, accrued under this plan.

NOTE 15: Stock Based Compensation PlanS

In May 2016, the Board of Directors of the Company approved the grant of stock option awards to its directors, executive officers, senior officers and officers under the 2016 Equity Incentive Plan that was approved at the Annual Meeting of Shareholders on May 4, 2016 when 263,605 shares were authorized for award.

Activity in the stock option plans is as follows:

	Options Outstanding		Shares Exercisable
	Number of	Weighted Average	Number of	Weighted Average
(Shares in thousands)	Shares	Exercise Price	Shares	Exercise Price
Outstanding at January 1, 2022	264	$10.98	210	$11.05
Granted	-	-	-	-
Newly vested	-	-	27	10.73
Exercised	(37)	-	(37)	-
Forfeited	(4)	11.35	-	-
Expired	-	-	-	-
Outstanding at December 31, 2022	223	$10.94	200	$10.98
Granted	-	$-	-	$-
Newly vested	-	-	23	-
Exercised	(58)	-	(58)	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2023	165	$11.03	165	$11.03

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options prior to the expiration date. The intrinsic value can change based on fluctuations in the market value of the Company’s stock. The intrinsic value of the stock options was $626,000 and $1.8 million at December 31, 2023 and December 31, 2022, respectively.

At December 31, 2023 and 2022, the average remaining contractual life of outstanding options and shares exercisable was 3.5 years and 3.5 years, respectively.

Restricted Stock Unit Grants

In May 2016, the Board of Directors of the Company approved the grant of restricted stock units to its directors, executive officers, senior officers and officers under the 2016 Equity Incentive Plan that was approved at the Annual Meeting of Shareholders on May 4, 2016 when 105,442 shares were authorized for award. A total of 31,635 restricted stock units were granted to the nine directors of the Company and 8,436 restricted stock units, ("RSUs") in total, were granted to two officers. The units vest ratably over five years (20% per year for each year of the participant’s service with the Company). In addition, on that date a total of 46,570 restricted stock units were granted to the Chief Executive Officer, two executive officers and three senior officers. The units vested ratably over seven years (approximately 14.28% per year for each year of the participant’s service with the Company) with the exception of one senior officer whose units vested upon retirement on August 1, 2017.

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

The compensation expense of the stock option awards and restricted stock units is based on the fair value of the instruments on the date of grant. The Company recorded compensation expense in the amount of $92,000 and $157,000 in 2023 and 2022, respectively, and is expected to record $-0- in expenses related to the RSUs in 2024 and 2025.

NOTE 16: EMPLOYEE STOCK OWNERSHIP PLAN

The Bank established the Pathfinder Bank Employee Stock Ownership Plan (“the Plan”, or "the ESOP") to purchase stock of the Company for the benefit of its employees. In July 2011, the Plan received a $1.1 million loan from Community Bank, N.A., guaranteed by the Company, to fund the Plan’s purchase of 125,000 shares of the Company’s treasury stock. The loan was being repaid in equal quarterly installments of principal plus interest over ten years beginning October 1, 2011. Interest accrued at the Wall Street Journal

Prime Rate plus 1.00%, and was secured by the unallocated shares of the ESOP stock. This loan was refinanced in connection with the Conversion and Offering that occurred on October 16, 2014.

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

The ESOP loan from the Company has a ten year term and is being repaid in equal payments of principal and interest under a fixed rate of interest equal to 3.25% which was the prime rate of interest on the date of the closing of the offering. This ESOP loan from the Company, also referred to as an internally leveraged ESOP, does not appear as a liability on the Company’s Consolidated Statement of Condition as of December 31, 2023 in accordance with ASC 718-40-25-9d.

In accordance with the payment of principal on the loan, a proportionate number of shares are allocated to the employees over the ten year time horizon of the loan. Participants’ vesting interest in the shares of Company stock is at the rate of 20% per year. Compensation expense is recorded based on the number of shares released to the participants times the average market value of the Company’s stock over that same period. Dividends on unallocated shares, recorded as compensation expense on the income statement, are made available to the participants' account. The Company recorded $379,000 and $489,000 in compensation expense in 2023 and 2022, respectively, including $10,000 and $19,000 for dividends on unallocated shares in these same time periods. At December 31, 2023, there were 18,332 unearned ESOP shares with a fair value of $257,000.

NOTE 17: Income Taxes

The provision for income taxes for the years ended December 31, is as follows:

(In thousands)	2023	2022
Current	$2,729	$2,517
Deferred	(367)	139
	$2,362	$2,656

The provision for income taxes includes the following

(In thousands)	2023	2022
Federal Income Tax	$2,295	$2,342
State Tax	67	314
	$2,362	$2,656

The components of the net deferred tax asset (liability), included in other assets as of December 31, are as follows:

(In thousands)	2023	2022
Assets:
Deferred compensation	$1,102	$1,051
Allowance for credit losses	4,423	4,004
Postretirement benefits	31	36
Subordinated debt interest	58	37
Loan origination fees	150	261
Investment securities	2,676	3,583
Stock-based compensation	37	71
Lease Liabilities	447	632
Other	466	322
Total	9,390	9,997
Liabilities:
Prepaid pension	(1,966)	(1,795)
Cash flow hedges	(17)	(135)
Depreciation	(1,675)	(2,097)
Accretion	(214)	(494)
Intangible assets	(1,004)	(1,004)
Mortgage servicing rights	(86)	(96)
Right-of-use assets	(398)	(549)
Prepaid expenses and transaction fees	(101)	(112)
Total	(5,461)	(6,282)
Net deferred tax asset	$3,929	$3,715

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

Deferred income tax assets and liabilities are determined using the liability method. Under this method, the net deferred tax asset or liability is recognized for their future tax consequences. This is attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis as well as net operating and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. If current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established. The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.

In 2023, the Company’s effective tax rate was 20.8%, as compared to 17.5% in 2022. A reconciliation of the federal statutory income tax rate to the effective income tax rate for the years ended December 31, is as follows:

	2023	2022
Federal statutory income tax rate	21.0%	21.0%
State tax, net of federal benefit	0.4	1.6
Tax-exempt interest income	(1.2)	(1.3)
Increase in value of bank owned life insurance less premiums paid	(1.1)	(0.8)
Change in valuation allowance	-	(0.4)
Federal credits	(0.6)	(0.6)
Other	1.5	(2.5)
Effective income tax rate - Pathfinder Bancorp, Inc.	20.0%	17.0%
Noncontrolling interest	0.8	0.5
Effective income tax rate	20.8%	17.5%

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

At December 31, 2023 and 2022, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
(In thousands)	2023	2022
Commitments to grant loans	$41,878	$50,605
Unfunded commitments under lines of credit	157,150	155,453
Unfunded commitments related to construction loans in progress	4,342	7,142
Standby letters of credit	1,657	2,845

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include residential real estate and income-producing commercial properties. Loan commitments outstanding at December 31, 2023 with variable interest rates and fixed interest rates were approximately $151.0 million and $42.3 million, respectively. These outstanding loan commitments carry current market rates.

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

NOTE 19: Dividends and Restrictions

The Company's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Company. In addition to state law requirements and the capital requirements discussed in Note 20, regulatory matters, regulations and policies limit the circumstances under which the Bank may pay dividends. The amount of retained earnings legally available under these regulations approximated $41.4 million as of December 31, 2023. Dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. The Bank made no dividend payments to the Company in the years ended December 31, 2023 or December 31, 2022.

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its banking operations. This strong capital position serves to support growth and expansion activities while at the same time exceeding regulatory standards. At December 31, 2023, the Bank met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 8%, Tier 1 common equity exceeding 6.5%, and a total risk-based capital ratio exceeding 10%.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The buffer is separate from the capital ratios required under the Prompt Corrective Action (“PCA”) standards. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum levels of the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity. The capital conservation buffer requirement is now fully implemented at 2.5% of risk-weighted assets. At December 31, 2023, the Bank exceeded all regulatory required minimum capital ratios, including the capital buffer requirements.

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

As of December 31, 2023, the Bank’s most recent notification from the FDIC categorized the Bank as “well-capitalized”, under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized”, the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

As noted above, the regulations also impose a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The buffer is separate from the capital ratios required under the Prompt Corrective Action (“PCA”) standards and imposes restrictions on dividend distributions and discretionary bonuses if the buffer is not met. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum levels of the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity. At December 31, 2023, the Bank exceeded all regulatory required minimum capital ratios, including the capital buffer requirements.

The Bank’s actual capital amounts and ratios as of December 31, 2023 and 2022 are presented in the following table.

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be "Well-Capitalized" Under Prompt Corrective Provisions		Minimum for Capital Adequacy With Buffer
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023:
Total Core Capital (to Risk-Weighted Assets)	$155,922	15.05%	$82,860	8.00%	$103,575	10.00%	$108,753	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$142,927	13.80%	$62,145	6.00%	$82,860	8.00%	$88,038	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$142,927	13.80%	$46,609	4.50%	$67,324	6.50%	$72,502	7.00%
Tier 1 Capital (to Assets)	$142,927	10.11%	$56,548	4.00%	$70,685	5.00%	$70,685	5.00%
As of December 31, 2022:
Total Core Capital (to Risk-Weighted Assets)	$145,760	15.14%	$77,029	8.00%	$96,286	10.00%	$101,100	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$133,683	13.88%	$57,772	6.00%	$77,029	8.00%	$81,843	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$133,683	13.88%	$43,329	4.50%	$62,586	6.50%	$67,400	7.00%
Tier 1 Capital (to Assets)	$133,683	9.67%	$55,314	4.00%	$69,142	5.00%	$69,142	5.00%

The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary bank that supports growth and expansion activities while at the same time exceeding regulatory standards. At December 31, 2023, the Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.

The Federal Reserve Board regulations previously required banks to maintain non-interest-earning reserves on deposit at the Federal Reserve Bank (“FRB”), against their transaction accounts (primarily negotiable order of withdrawal (“NOW”) and regular checking accounts). In March 2020, due to a change in its approach to monetary policy due to the COVID-19 pandemic, the Federal Reserve Board announced an interim rule to amend Regulation D requirements and reduce reserve requirement ratios to zero. The Federal Reserve Board has indicated that it has no plans to re-impose reserve requirements, but may do so in the future.

NOTE 21: INTEREST RATE DERIVATIVES

The Company is exposed to certain risks from both its business operations and changes in economic conditions. As part of managing interest rate risk, the Company enters into standardized interest rate derivative contracts (designated as hedging agreements) to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate hedging agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate hedging agreements are generally entered into with counterparties that meet established credit standards and the agreements contain master netting, collateral and/or settlement and escrow provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material at December 31, 2023. Interest rate hedging agreements are recorded at fair value as other assets or liabilities. The Company had no material derivative contracts not designated as hedging agreements at December 31, 2023 or December 31, 2022.

As a result of interest rate fluctuations, fixed-rate assets and liabilities will appreciate or depreciate in fair value. When effectively hedged, this appreciation or depreciation will generally be offset by changes in the fair value of derivative instruments that are linked to the hedged assets and liabilities. This strategy is referred to as a fair value hedge. In a fair value hedge, the fair value of the derivative (the interest rate hedging agreement) and changes in the fair value of the hedged item are recorded in the Company’s Consolidated Statements of Condition with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair value of the interest rate hedging agreements and the hedged items represents hedge ineffectiveness and is recorded as an adjustment to the interest income or interest expense of the respective hedged item in the current period.

Cash flows related to floating rate assets and liabilities will fluctuate with changes in underlying rate indices. When effectively hedged, the increases or decreases in cash flows related to the floating-rate asset or liability will generally be offset by changes in cash flows of the derivative instruments designated as a hedge. This strategy is referred to as a cash flow hedge. In a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the derivative’s gain or loss on cash flow hedges is recorded as an adjustment to the interest income or interest expense of the respective hedged item in the current period.

Among the array of interest rate hedging contracts, potentially available to the Company, are interest rate swap and interest rate cap (or floor) contracts. The Company uses interest rate swaps, cap or floor contracts as part of its interest rate risk management strategies. Interest rate swaps involve the receipt of variable (or fixed) amounts from a counterparty in exchange for the Company making fixed (or variable) payments over the life of the agreements without the exchange of the underlying notional amount. An interest rate cap is a type of interest rate derivative in which the buyer receives payments at the end of each contractual period in which the index interest rate exceeds the contractually agreed upon strike price rate. The purchaser of a cap contract will continue to benefit from any rise in interest rates above the strike price. Similarly, an interest rate floor is a derivative contract in which the buyer receives payments at the end of each period in which the interest rate is below the agreed strike price. The purchaser of a floor contract will continue to benefit from any rise in interest rates above the strike price.

The Company records various hedges in the Consolidated Statement of Condition at fair value. The Company’s accounting treatment for these derivative instruments is based on the instruments hedge designation, either fair value or cash flow, determined at the inception of each derivative instrument's contractual term. The following tables show the Company’s outstanding fair value hedges at December 31, 2023 and December 31, 2022:

(In thousands)	Hedge-Adjusted Carrying Amount of the Hedged Assets at December 31, 2023	Cumulative Amount of Fair Value Hedging Adjustment Subtracted from Carrying Amount of the Hedged Assets at December 31, 2023	Hedge-Adjusted Carrying Amount of the Hedged Assets at December 31, 2022	Cumulative Amount of Fair Value Hedging Adjustment Subtracted from Carrying Amount of the Hedged Assets at December 31, 2022
Line item on the balance sheet in which the hedged item is included:
Available-for-sale securities (1)	$95,887	$3,113	$68,741	$8,240
Loans receivable (2)	$156,836	$620	$37,196	$1,477

(1)
The $95.9 million carrying amount of hedged assets represents the hedge-adjusted amortized cost basis of specifically-identified high grade municipal and GSE-backed securities designated as the underlying assets for the hedging relationships. The notional amount of the designated hedges were $89.1 million and $66.8 million at December 31, 2023 and December 31, 2022, respectively. The fair value of the derivatives (an unrealized gain, receivable from derivative counterparties), recorded in other assets, resulted in a net asset position of $3.1 million and $8.2 million at December 31, 2023 and December 31, 2022, respectively. The Company’s participation in these fair value hedging transactions increased interest income by $2.1 million and $565,000, in the years ended December 31, 2023 and 2022, respectively.

(2)
The $156.8 million carrying amount of hedged assets represents the hedge-adjusted amortized cost of a designated pool of residential mortgages and the aggregate hedge-adjusted amortized cost of four specified purchased consumer loan pools. These pools of loans were designated as the underlying assets for the hedging relationships in which the hedged underlying asset's notional amounts were the amortized cost projected to be remaining at the end of the contractual term of the hedging instruments. The amount of the designated hedged items were $141.0 million and $19.2 million at December 31, 2023 and December 31, 2022, respectively. At December 31, 2023, the fair value of the derivatives recorded in other assets (an unrealized gain, receivable from derivative counterparties) resulted in a net asset position of $603,000, recorded by the Company in other assets. The Company’s participation in these fair value hedging transactions increased interest income by $2.3 million and $188,000, in the years ended December 31, 2023 and 2022, respectively. Details of the two hedging strategies are presented below:

a.
On April 7, 2023 the Bank entered into an amortizing swap transaction with an initial notional amount of $100.0 million whereby the Bank will receive 3-month SOFR monthly based on the notional amount of the swap contract at the beginning of each month until the swap transaction expires in 2035. The notional amount declines monthly according to a predetermined amortization schedule and was $91.0 million at December 31, 2023. The Bank will pay a fixed rate of 3.208% to the contract's counterparty throughout the life of the contract based on each month's beginning notional balance.

b.
On December 7, 2023, the Bank entered into five fixed-pay interest rate swap contracts with a total notional amount of $50.0 million, whereby the Bank will receive 3-month SOFR monthly until the respective maturity dates of the contracts. The contracts expire in annual increments on December 1 of 2025 ($5.0 million, fixed rate of 4.463%), 2026 ($5.0 million, fixed rate of 4.136%), 2027 ($10.0 million, fixed rate of 3.973%), 2028 ($15.0 million, fixed rate of 3.887%), and 2029 ($15.0 million, fixed rate of 3.845%). The fair value of these swap contracts, included as an addition to the carrying value of certain consumer loans was a negative $721,000 (an amount payable to the swap counterparty) at December 31, 2023. This payable amount is included in the loan related totals above.

In February 2020, the Company entered into an interest rate cap contract, designated as a cash flow hedging transaction at its inception, in the notional amount of $40.0 million, intended to reduce the Company’s exposure to potential rises in short-term interest rates above the contractual level. The Company paid $228,000 in a one-time premium for the cap contract and has no further contractual obligations to the contractual counterparty over the remaining life of the contract. The premium was expected to be amortized ratably over the contractual term of the cap contract through its maturity date in February 2023. In September of 2021, the Company determined that the specific underlying funding stream, for which the interest rate cap was originally intended to hedge, was no longer going to be a continuing component of the Bank’s overall funding strategies. Therefore, although the cap contract continued to remain in force, it was no longer considered to be a hedge against any specific funding liability and the Company re-designated the cap as a free-standing derivative and marked the fair value of the cap to market during each reporting period through earnings. The re-designation of the interest rate cap contract to a free-standing derivative resulted in the recognition of a $157,000 increase in interest expense in 2021, prior to its re-designation. The cap contract was terminated in April 2022 resulting in a gain, recorded as other noninterest income, of $26,000.

In March 2020, the Bank entered into an interest rate swap contract with an unaffiliated counterparty that expired in May 2023. The contract was designated as a cash flow hedge at its inception. The notional amount of the swap was $40.0 million and the Bank paid a fixed rate of 1.39% to the counterparty and received a variable payment equivalent to the published three-month LIBOR index rate to be paid by the swap counterparty through the expiration date of the contract. The hedged instrument was a planned series of 90-day revolving borrowings totaling $40.0 million that were obtained in the brokered certificate of deposit market.

On three occasions in May 2023, the Bank entered into fixed-pay interest rate swap contracts with a total notional amount of $40.0 million, whereby the Bank will receive 1-month SOFR monthly until the respective maturity dates of the contracts. The contracts were designated as cash flow hedging transactions at their inception. The contracts expire in annual increments on May 1 of 2026 ($20.0 million, fixed rate of 3.663%), 2026 ($10.0 million, fixed rate of 4.287%), and 2027 ($10.0 million, fixed rate of 3.845%). The fair value of these swap contracts, included as an addition to other comprehensive income was $45,000 (an amount that was receivable from the swap's counterparty) at December 31, 2023. This receivable is included in the table below.

The following table shows the pre-tax position of the Company’s derivatives designated as cash flow hedges in OCI at December 31:

(In thousands)	2023	2022
Fair market value adjustment gain/(loss) - interest rate swap	$45	$519
Total gain (loss) in comprehensive income	$45	$519

	For the years ended
(In thousands)	December 31, 2023	December 31, 2022
Balance as of January 1:	$519	$(387)
Amount of unrealized gains recognized in other comprehensive income	(474)	906
Gain (loss) in other comprehensive income:	$45	$519

The amounts of hedge ineffectiveness, recognized during the year ended December 31, 2023 for cash flow hedges were not material to the Company’s consolidated results of operations. A portion of, or the entire amount included in accumulated other comprehensive loss would be reclassified into current earnings should a portion of, or the entire hedge, no longer be considered effective. Management believes that the hedges will remain fully effective during the remaining term of the respective hedging contracts. The changes in the fair values of the interest rate hedging agreements primarily result from the effects of changing market index interest rates and the reduction of the time each quarter between the measurement date and the contractual maturity date of the hedging instrument.

The Company manages its potential credit exposure on interest rate swap transactions by entering into bilateral credit support agreements with each contractual counterparty. These agreements require collateralization of credit exposures beyond specified minimum threshold amounts. At December 31, 2023 the Company was in a net receivable position with its swap counterparty (a large regional bank) and was therefore not required to place collateral funds in escrow.

NOTE 22: Fair Value MEASUREMENTS

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

The Bank holds two corporate investment securities with an aggregate amortized historical cost of $4.1 million and an aggregate fair market value of $4.3 million as of December 31, 2023. The securities had a valuation that is determined using published net asset values (NAV) derived by an analysis of the security’s underlying assets. The securities are comprised primarily of broadly-diversified real estate loans and are traded in secondary markets on an infrequent basis. While these securities are redeemable through tender offers made by their respective issuers, the liquidation value of the securities may be below their stated NAVs and also subject to restrictions as to the amount of securities that can be redeemed at any single scheduled redemption. The Company anticipates that these securities will be redeemed by their respective issuers on indeterminate future dates as a consequence of the ultimate liquidation strategies employed by the management of these investments.

The Company also holds two limited partnership investments managed by an unrelated third party with an aggregate fair market value of $3.2 million. The investments are funds comprised of marketable equity securities, primarily focused on community banks and financial technology companies. These investments are recorded at fair value at the end of each reporting period using Level 1 valuation techniques. Unrealized changes in the fair value of these investments are recorded as components of periodic net income in the period in which the changes occur.

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

Individually evaluated loans: Specifically-identified loans are those loans in which the Company has measured impairment based on the fair value of the loan’s collateral or the discounted value of expected future cash flows. Fair value is generally determined based upon market value evaluations by third parties of the properties and/or estimates by management of working capital collateral or discounted cash flows based upon expected proceeds. These appraisals may include up to three approaches to value: the sales comparison approach, the income approach (for income-producing property), and the cost approach. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as, changes in absorption rates or market conditions from the time of valuation and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Specifically-identified loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment. A portion of the allowance for credit losses is allocated to specifically-identified loans if the value of such loans is deemed to be less than the unpaid balance.

The following tables summarize assets measured at fair value on a recurring basis as of December 31, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	December 31, 2023
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$80,083	$-	$80,083
State and political subdivisions	-	32,924	-	32,924
Corporate	-	6,576	-	6,576
Asset backed securities	-	19,892	-	19,892
Residential mortgage-backed - US agency	-	24,418	-	24,418
Collateralized mortgage obligations - US agency	-	12,179	-	12,179
Collateralized mortgage obligations - Private label	-	78,095	-	78,095
Total	-	254,167	-	254,167
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Other Securities:
Corporate issuances measured at NAV	-	-	-	4,343
Total available-for-sale securities	$206	$254,167	$-	$258,716

Marketable equity securities measured at NAV		$-	$-	$3,206

Interest rate swap derivative fair value hedges (unrealized gain carried as receivable from derivative counterparties)	$-	$5,160	$-	$5,160

Interest rate swap derivative cash flow hedges (unrealized gain carried as receivable from derivative counterparties)	$-	$45	$-	$45

	December 31, 2022
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$29,364	$-	$29,364
State and political subdivisions	-	45,385	-	45,385
Corporate	-	7,066	-	7,066
Asset backed securities	-	15,400	-	15,400
Residential mortgage-backed - US agency	-	16,400	-	16,400
Collateralized mortgage obligations - US agency	-	11,708	-	11,708
Collateralized mortgage obligations - Private label	-	61,434	-	61,434
Total	$-	$186,757	$-	$186,757
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Other Securities:
Corporate issuances measured at NAV	-	-	-	4,763
Total available-for-sale securities	$206	$186,757	$-	$191,726

Marketable equity securities measured at NAV		$-	$-	$1,862

Interest rate swap derivative fair value hedges (unrealized gain carried as receivable from derivative counterparties)	$-	$9,717	$-	$9,717

Interest rate swap derivative cash flow hedges (unrealized gain carried as receivable from derivative counterparties)	$-	$519	$-	$519

The following tables summarize assets measured at fair value on a nonrecurring basis as of December 31, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

		December 31, 2023
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Individually evaluated loans	$-	$-	$9,722	$9,722
Foreclosed real estate	-	-	151	151

		December 31, 2022
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$2,328	$2,328
Foreclosed real estate	-	-	221	221

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2023
Individually evaluated loans	Appraisal of collateral	Discounted Cash Flow	10% - 75% (21%)
Foreclosed real estate	Appraisal of collateral	Costs to Sell	21% - 24% (22%)

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2022
Impaired loans	Appraisal of collateral	Discounted Cash Flow	5% - 35% (17%)
	(Sales Approach)	Costs to Sell	7% - 14% (12%)
Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15% (15%)
	(Sales Approach)	Costs to Sell	6% - 9% (8%)

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

Net loans – For variable-rate loans that re-price frequently, fair value is based on carrying amounts. The fair value of other loans (for example, fixed-rate commercial real estate loans, mortgage loans, and commercial and industrial loans) is estimated using discounted cash flow analysis, based on interest rates currently being offered in the market for loans with similar terms to borrowers of similar credit quality. Loan value estimates include judgments based on expected prepayment rates. The measurement of the fair value of loans, including individually evaluated loans, is classified within Level 3 of the fair value hierarchy.

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

The carrying amounts and fair values of the Company’s financial instruments as of December 31 are presented in the following table:

		December 31, 2023		December 31, 2022
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$48,732	$48,732	$35,282	$35,282
Investment securities - available-for-sale	2	254,167	254,167	186,757	186,757
Investment securities - available-for-sale	NAV	4,343	4,343	4,763	4,763
Investment securities - marketable securities	NAV	3,206	3,206	1,862	1,862
Investment securities - held-to-maturity	2	179,286	168,034	194,402	181,491
Federal Home Loan Bank stock	2	8,748	8,748	5,982	5,982
Net loans	3	881,232	823,052	882,435	844,892
Accrued interest receivable	1	7,286	7,286	6,168	6,168
Interest rate derivative cash flow hedge receivable/(payable)	2	45	45	519	519
Interest rate derivative fair value hedges receivable - AFS investments	2	3,113	3,113	8,240	8,240
Interest rate derivative fair value hedges receivable - loans	2	2,047	1,477	1,477	1,477

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$607,301	$607,301	$699,624	$699,624
Time Deposits	2	512,766	517,514	425,806	393,676
Borrowings	2	175,599	174,071	115,997	112,877
Subordinated debt	2	29,914	28,026	29,733	27,378
Accrued interest payable	1	2,245	2,245	975	975

NOTE 23: Parent Company – Financial Information

The following represents the condensed financial information of Pathfinder Bancorp, Inc. as of and for the years ended December 31:

Statements of Condition	2023	2022
(In thousands)
Assets
Cash	$5,336	$9,638
Investments	3,206	1,862
Investment in bank subsidiary	138,704	126,733
Investment in non-bank subsidiary	155	155
Premise and equipment, net	-	9
Assets held-for-sale	3,042	3,042
Other assets	607	735
Total assets	151,050	142,174
Liabilities and Shareholders' Equity
Accrued liabilities	880	859
Subordinated debt	29,914	29,733
Shareholders' equity	120,256	111,582
Total liabilities and shareholders' equity	$151,050	$142,174

Statements of Income	2023	2022
(In thousands)
Income
Dividends from non-bank subsidiary	$11	$5
Dividends from marketable equity security	-	15
(Loss) gain on marketable securities	(255)	352
Impairment on premise and equipment	-	(380)
Operating, net	192	128
Total income	(52)	120
Expenses
Interest	1,941	1,749
Operating, net	724	1,299
Total expenses	2,665	3,048
Loss before taxes and equity in undistributed net income of subsidiaries	(2,717)	(2,928)
Tax benefit	557	528
Loss before equity in undistributed net income of subsidiaries	(2,160)	(2,400)
Equity in undistributed net income of subsidiaries	11,453	15,332
Net income	$9,293	$12,932

Statements of Cash Flows	2023	2022
(In thousands)
Operating Activities
Net Income	$9,293	$12,932
Equity in undistributed net income of subsidiaries	(11,453)	(15,332)
Stock based compensation and ESOP expense	462	626
Amortization of deferred financing from subordinated loan	181	170
Gains on marketable securities	254	(352)
Impairment of fixed asset	-	380
Net change in other assets and liabilities	152	375
Net cash used in operating activities	(1,111)	(1,201)
Investing Activities
Purchase of investments	(1,598)	(1,628)
Proceeds from sales of marketable equity securities	-	714
Disposal of premises and equipment	-	(3,311)
Transfer of fixed asset to held-for-sale	-	3,042
Proceeds from insurance claim for premises and equipment	-	60
Purchase of premises and equipment	9	(9)
Net cash used in investing activities	(1,589)	(1,132)
Financing activities
Proceeds from exercise of stock options	623	418
Cash dividends paid to common shareholders	(1,684)	(1,568)
Cash dividends paid to non-voting common shareholders	(497)	(469)
Cash dividends paid on warrants	(45)	(43)
Net cash used in financing activities	(1,603)	(1,662)
Change in cash and cash equivalents	(4,302)	(3,995)
Cash and cash equivalents at beginning of year	9,638	13,633
Cash and cash equivalents at end of year	$5,336	$9,638

NOTE 24: RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). None of the related party loans were classified as nonaccrual, past due, restructured, or potential problem loans at December 31, 2023 or 2022.

The following represents the activity associated with loans to related parties during the years ended:

	December 31,	December 31,
(In thousands)	2023	2022
Balance at the beginning of the year	$32,531	$22,427
Originations and related party additions	4,360	15,278
Principal payments and related party removals	(4,149)	(5,174)
Balance at the end of the period	$32,742	$32,531

Deposit accounts of related parties at December 31, 2023 and 2022 were $20.0 million and $19.5 million, respectively.

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

The Company holds a real estate parcel, including a partially-developed mixed use commercial structure, with a carrying value of $3.4 million. The asset has been classified as held-for-sale and is under contract as of the filing date. It is the Company's intention to complete the sale of this asset during 2024. For the year ended December 31, 2022, the Company recorded an impairment charge of $379,000 on this asset to reflect its estimated realizable value upon sale.

NOTE 26: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in the components of accumulated other comprehensive income (loss) (“AOCI”), net of tax, for the periods indicated are summarized in the table below.

	For the year ended December 31, 2023
(In thousands)	Net Unrealized Loss on Retirement Plans	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Unrealized Gain on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(2,427)	$(10,127)	$382	$-	$(12,172)
Other comprehensive income (loss) before reclassifications	190	1,136	(350)	-	976
Amounts reclassified from AOCI	164	1,427	-	-	1,591
Ending balance	$(2,073)	$(7,564)	$32	$-	$(9,605)

	For the year ended December 31, 2022
(In thousands)	Net Unrealized Loss on Retirement Plans	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Unrealized Gain on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(1,412)	$428	$(286)	$2	$(1,268)
Other comprehensive (loss) income before reclassifications	(1,017)	(10,673)	668	(2)	(11,024)
Amounts reclassified from AOCI	2	118	-	-	120
Ending balance	$(2,427)	$(10,127)	$382	$-	$(12,172)

The following table presents the amounts reclassified out of each component of AOCI for the indicated annual period:

		Amount Reclassified
		from AOCI (1)
		(Unaudited)
(In thousands)		For the years ended
Details about AOCI (1) components	Affected Line Item in the Statement of Income	December 31, 2023	December 31, 2022
Retirement plan items
Retirement plan net losses recognized in plan expenses (2)	Salaries and employee benefits	$(222)	$(2)
Tax effect	Provision for income taxes	58	-
	Net Income	$(164)	$(2)
Available-for-sale securities
Realized losses on sale of securities	Net gains on sales and redemptions of investment securities	$(1,932)	$(160)
Tax effect	Provision for income taxes	505	42
	Net Income	$(1,427)	$(118)

(1)
Amounts in parentheses indicates debits in net income.
(2)
These items are included in net periodic pension cost.

See Note 14 for additional information.

NOTE 27: NONINTEREST INCOME

The Company has included the following table regarding the Company’s noninterest income for the years ended December 31, 2023 and 2022:

	For the years ended
(In thousands)	December 31, 2023	December 31, 2022
Service charges on deposit accounts
Insufficient funds fees	$686	$569
Deposit related fees	436	390
ATM fees	127	167
Total service charges on deposit accounts	1,249	1,126
Fee Income
Insurance agency revenue	1,304	1,128
Investment services revenue	454	446
ATM fees surcharge	225	229
Banking house rents collected	207	229
Total fee income	2,190	2,032
Card income
Debit card interchange fees	616	867
Merchant card fees	60	70
Total card income	676	937
Mortgage fee income and realized gain on sale of loans and foreclosed real estate
Loan servicing fees	307	363
Net gains on sales of loans and foreclosed real estate	181	137
Total mortgage fee income and realized gain on sale of loans and foreclosed real estate	488	500
Total	4,603	4,595
Earnings and gains on bank owned life insurance	630	589
Net (losses) gains on sale and redemption of investment securities	62	(169)
Net realized (losses) gains on marketable equity securities	(255)	352
Net (losses) gains on sale of premises and equipment	-	(250)
Other miscellaneous income	150	797
Total noninterest income	$5,190	$5,914

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

The components of lease expense are as follows:

	For the years ended
(In thousands)	December 31, 2023	December 31, 2022
Operating lease cost	$219	$227
Finance lease cost	435	111

Supplemental cash flow information related to leases was as follows:

	For the years ended
(In thousands)	December 31, 2023	December 31, 2022
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$201	$211
Operating cash flows from finance leases	435	111
Financing cash flows from finance leases	125	90

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rate)	December 31, 2023	December 31, 2022
Operating Leases:
Operating lease right-of-use assets	$1,526	$2,098
Operating lease liabilities	1,711	2,417

Finance Leases:
Finance lease right-of-use assets	$4,073	$4,213
Finance lease liability	4,381	4,422

Weighted Average Remaining Lease Term:
Operating Leases	17.22 years	18.28 years
Finance Leases	27.35 years	28.35 years

Weighted Average Discount Rate:
Operating Leases	3.88%	3.85%
Finance Leases	9.40%	9.41%

Maturities of lease liabilities were as follows:

Twelve Months Ending December 31,
(In thousands)
2024	$164
2025	166
2026	167
2027	177
2028	161
Thereafter	5,256
Total minimum lease payments	$6,091

The Company owns certain properties that it leases to unaffiliated third parties at market rates. Lease rental income was $206,000 and $228,000 for the years ended December 31, 2023 and 2022, respectively. All lease agreements are accounted for as operating leases.

NOTE 29: SUBSEQUENT EVENTS

On March 4, 2024 Pathfinder Bank entered into a purchase and assumption agreement (the “Purchase Agreement”) with Berkshire Bank, the banking subsidiary of Berkshire Hills Bancorp, Inc. (“Berkshire Bank”). Under the Purchase Agreement, Pathfinder Bank will acquire approximately $32 million in loans and one branch location (along with associated personal property and fixtures), and will assume approximately $198 million in deposits. With respect to loans, Pathfinder Bank will pay an amount equal to the sum of 95% of the aggregate unpaid principal balances, measured as of the closing date, plus any accrued interest through closing on the loans. Pathfinder Bank will pay a 5.8% premium on the aggregate amount of non-time deposits associated with the branch, measured as of the closing date (the “Core Deposits”), and will assume all non-Core Deposits associated with the branch, measured as of the closing date, at par value. The total deposit premium to be paid by Pathfinder Bank equates to approximately 4.0% when applied to the aggregated Core Deposits and non-Core Deposits. Pathfinder Bank will assume Berkshire Bank’s existing commercial lease for the real property associated with the branch (including anticipated annual lease payment costs of approximately $946,000). The transaction is expected to close by the end of the third quarter of 2024 and is subject to receipt of regulatory approvals and certain other customary closing conditions.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer), management conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. The term “disclosure controls and procedures,” under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the filing of the Annual Report on Form 10-K as of December 31, 2023, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective at December 31, 2023.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We did not make any changes in internal control over financial reporting during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

During the fourth quarter of 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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
(e)
Set forth below is information concerning the Executive Officers of the Company at December 31, 2023.

Name	Age	Positions Held With the Company
James A. Dowd, CPA	56	President and Chief Executive Officer
Ronald Tascarella	65	Executive Vice President, Chief Banking Officer
Walter F. Rusnak, CPA, CGMA	70	Senior Vice President, Chief Financial Officer
Daniel R. Phillips	59	Senior Vice President, Chief Information Officer
William O' Brien	58	Senior Vice President, Chief Risk Officer and Corporate Secretary
Robert Butkowski	48	Senior Vice President, Chief Operating Officer

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is Bonadio & Co., LLP, Syracuse, NY, Auditor Firm ID 1884. The information required by this item is incorporated by reference hereunder in the Company’s Proxy Materials for the Annual Meeting of Shareholders under the caption "Audit and Related Fees".

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements - The Company’s consolidated financial statements, for the years ended December 31, 2023 and 2022, together with the Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K report. See “Item 8: Financial Statements and Supplementary Data.”

(a)(2)	Financial Statement Schedules - All financial statement schedules have been omitted as the required information is inapplicable or has been included in “Item 7: Management Discussion and Analysis.”

(b)	Exhibits

2.1

Purchase and Assumption Agreement dated as of March 4, 2024, by and between Berkshire Bank and Pathfinder Bank (Incorporated herein by reference to Exhibit 1.1 to Pathfinder Bancorp, Inc.'s Current Report on Form 8-K, file no. 001-36695, filed on March4, 2024).

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

10.22	Amendment to the Registration Rights Agreement (Incorporated by reference to Exhibit 10.1 to Pathfinder Bancorp, Inc.'s Current Report on Form 8-K, file no. 001-36695, filed on May 8, 2023).

14	Code of Ethics (Incorporated by reference to Exhibit 14 to Pathfinder Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, file no. 000-23601, filed on March 31, 2004)

21	Subsidiaries of Registrant
23	Consent of Bonadio & Co., LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Policy Relating to Recovery of Erroneously Awarded Compensation

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition as of December 31, 2023 and 2022, (ii) the Consolidated Statements of Income for the years ended December 31, 2023 and 2022, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and 2022, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2023 and 2022, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022, and (vi) the Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16: FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pathfinder Bancorp, Inc.
Date:	March 22, 2024	By:	/s/ James A. Dowd James A. Dowd President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ James A. Dowd	By:	/s/ Walter F. Rusnak
	James A. Dowd, President and Chief Executive Officer		Walter F. Rusnak, Senior Vice President, Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)
Date:	March 22, 2024	Date:	March 22, 2024

By:

By:	/s/ Lloyd Stemple		/s/ William A. Barclay
	Lloyd Stemple, Director		William A. Barclay, Director
Date:	March 22, 2024	Date:	March 22, 2024

By:	/s/ John P. Funiciello	By:	/s/ Chris R. Burritt
	John Funiciello, Director		Chris R. Burritt, Director
Date:	March 22, 2024	Date:	March 22, 2024

By:	/s/ David A. Ayoub	By:	/s/ John F. Sharkey
	David A. Ayoub, Director		John F. Sharkey, Director
Date:	March 22, 2024	Date:	March 22, 2024

By:	/s/ Adam C. Gagas	By:	/s/ Melanie Littlejohn
	Adam C. Gagas, Director		Melanie Littlejohn, Director
Date:	March 22, 2024	Date:	March 22, 2024

By:	/s/ Meghan Crawford-Hamlin	By:	/s/ Eric Allyn
	Meghan Crawford-Hamlin, Director		Eric Allyn, Director
Date:	March 22, 2024	Date:	March 22, 2024