Form 10-Q
period 2024-03-31
Pathfinder Bancorp, Inc.
filed 2024-05-15
CIK 1609065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

(Exact Name of Company as Specified in its Charter)

Maryland (State of Other Jurisdiction of Incorporation)	001-36695 (Commission File No.)	38-3941859 (I.R.S. Employer Identification No.)

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

As of May 10, 2024, there were 4,719,788 shares outstanding of the registrant’s Voting common stock and 1,380,283 shares outstanding of the registrant’s Series A Non-Voting common stock.

Table of Contents

PATHFINDER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.

Consolidated Statements of Condition

(Unaudited)

	March 31,	December 31,
(In thousands, except share and per share data)	2024	2023
ASSETS:
Cash and due from banks	$13,565	$12,338
Interest-earning deposits	15,658	36,394
Total cash and cash equivalents	29,223	48,732
Available-for-sale securities, at fair value	279,012	258,716
Held-to-maturity securities, at amortized cost (fair value of $162,368 and $168,034, respectively)	172,648	179,286
Marketable equity securities, at fair value	3,342	3,206
Federal Home Loan Bank stock, at cost	7,031	8,748
Loans	891,531	897,207
Less: Allowance for credit losses	16,655	15,975
Loans receivable, net	874,876	881,232
Premises and equipment, net	18,332	18,441
Assets held-for-sale	3,042	3,042
Operating lease right-of-use assets	1,493	1,526
Finance lease right-of-use assets	4,038	4,073
Accrued interest receivable	7,170	7,286
Foreclosed real estate	82	151
Intangible assets, net	80	85
Goodwill	4,536	4,536
Bank owned life insurance	24,799	24,641
Other assets	23,968	22,097
Total assets	$1,453,672	$1,465,798

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$969,692	$949,898
Noninterest-bearing	176,421	170,169
Total deposits	1,146,113	1,120,067
Short-term borrowings	91,577	125,680
Long-term borrowings	45,869	49,919
Subordinated debt	29,961	29,914
Accrued interest payable	1,963	2,245
Operating lease liabilities	1,682	1,711
Finance lease liabilities	4,370	4,381
Other liabilities	9,505	11,625
Total liabilities	1,331,040	1,345,542
Shareholders' equity:
Voting common stock, par value $0.01; 25,000,000 authorized shares; 4,719,788 and 4,719,288 shares issued and outstanding, respectively	47	47
Non-Voting common stock, par value $0.01; 1,505,283 authorized shares; 1,380,283 shares issued and outstanding, respectively	14	14
Additional paid in capital	53,151	53,114
Retained earnings	77,558	76,060
Accumulated other comprehensive loss	(8,862)	(9,605)
Unearned ESOP shares	(90)	(135)
Total Pathfinder Bancorp, Inc. shareholders' equity	121,818	119,495
Noncontrolling interest	814	761
Total equity	122,632	120,256
Total liabilities and shareholders' equity	$1,453,672	$1,465,798

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended
(In thousands, except per share data)	March 31, 2024	March 31, 2023
Interest and dividend income:
Loans, including fees	$12,268	$10,658
Debt securities:
Taxable	5,607	3,747
Tax-exempt	508	455
Dividends	129	78
Federal funds sold and interest earning deposits	98	105
Total interest and dividend income	18,610	15,043
Interest expense:
Interest on deposits	7,411	4,037
Interest on short-term borrowings	1,114	372
Interest on long-term borrowings	194	194
Interest on subordinated debt	491	472
Total interest expense	9,210	5,075
Net interest income	9,400	9,968
Provision for credit losses:
Loans	710	692
Held-to-maturity securities	15	-
Unfunded commitments	1	-
Total provision for credit losses	726	692
Net interest income after provision for credit losses	8,674	9,276
Noninterest income:
Service charges on deposit accounts	309	267
Earnings and gain on bank owned life insurance	157	158
Loan servicing fees	88	72
Net realized (losses) gains on sales and redemptions of investment securities	(148)	73
Net realized gains on sales of marketable equity securities	108	-
Gains on sales of loans and foreclosed real estate	18	25
Debit card interchange fees	119	321
Insurance agency revenue	397	420
Other charges, commissions & fees	689	256
Total noninterest income	1,737	1,592
Noninterest expense:
Salaries and employee benefits	4,329	4,183
Building and occupancy	816	852
Data processing	528	553
Professional and other services	562	536
Advertising	105	206
FDIC assessments	229	219
Audits and exams	170	159
Insurance agency expense	285	261
Community service activities	52	30
Foreclosed real estate expenses	25	14
Other expenses	605	511
Total noninterest expense	7,706	7,524
Income before provision for income taxes	2,705	3,344
Provision for income taxes	532	669
Net income attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	2,173	2,675
Net income attributable to noncontrolling interest	53	76
Net income attributable to Pathfinder Bancorp Inc.	$2,120	$2,599

Voting Earnings per common share - basic and diluted	$0.34	$0.43
Series A Non-Voting Earnings per common share- basic and diluted	$0.34	$0.43
Dividends per common share (Voting and Series A Non-Voting)	$0.10	$0.09

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the three months ended
(In thousands)	March 31, 2024	March 31, 2023

Net Income	$2,173	$2,675

Other Comprehensive Income (Loss)
Retirement Plans:
Retirement plan net gains recognized in plan expenses	37	55
Net unrealized gain on retirement plans	37	55

Unrealized holding gains on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	302	(509)
Reclassification adjustment for net losses included in net income	154	1,933
Net unrealized gains on available-for-sale securities	456	1,424

Derivatives and hedging activities:
Unrealized holding gains (losses) arising during the period	513	(616)
Net unrealized gains (losses) on derivatives and hedging activities	513	(616)

Other comprehensive income, before tax	1,006	863
Tax effect	(263)	(225)
Other comprehensive income, net of tax	743	638
Comprehensive income	$2,916	$3,313
Comprehensive income, attributable to noncontrolling interest	$53	$76
Comprehensive income attributable to Pathfinder Bancorp, Inc.	$2,863	$3,237

Tax Effect Allocated to Each Component of Other Comprehensive (Loss) Income
Retirement plan net gains recognized in plan expenses	$(10)	$(14)
Unrealized holding (gains) losses on available-for-sale securities arising during the period	(79)	133
Reclassification adjustment for net losses on available-for-sale securities included in net income	(40)	(505)
Unrealized (gains) losses on derivatives and hedging arising during the period	(134)	161
Income tax effect related to other comprehensive income	$(263)	$(225)

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
Three months ended March 31, 2024 and March 31, 2023
(Unaudited)

(In thousands, except share and per share data)	Common Stock	Non-Voting Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP shares	Non-controlling Interest	Total
Balance, January 1, 2024	$47	$14	$53,114	$76,060	$(9,605)	$(135)	$761	$120,256
Net income	-	-	-	2,120	-	-	53	2,173
Other comprehensive income net of tax	-	-	-	-	743	-	-	743
ESOP shares earned (6,111 shares)	-	-	32	-	-	45	-	77
Stock options exercised	-	-	5	-	-	-	-	5
Common stock dividends declared ($0.10 per share)	-	-	-	(471)	-	-	-	(471)
Non-Voting common stock dividends declared ($0.10 per share)	-	-	-	(138)	-	-	-	(138)
Warrant dividends declared ($0.10 per share)	-	-	-	(13)	-	-	-	(13)
Balance, March 31, 2024	$47	$14	$53,151	$77,558	$(8,862)	$(90)	$814	$122,632
Balance, January 1, 2023	$47	$14	$52,101	$71,322	$(12,172)	$(315)	$585	$111,582
Net income	-	-	-	2,599	-	-	76	2,675
Other comprehensive income, net of tax	-	-	-	-	638	-	-	638
ESOP shares earned (6,111 shares)	-	-	70	-	-	45	-	115
Stock based compensation	-	-	36	-	-	-	-	36
Common stock dividends declared ($0.09 per share)	-	-	-	(416)	-	-	-	(416)
Non-Voting common stock dividends declared ($0.09 per share)	-	-	-	(124)	-	-	-	(124)
Warrant dividends declared ($0.09 per share)	-	-	-	(11)	-	-	-	(11)
Adoption of ASU 2016-13 Current Expected Credit Losses	-	-	-	(2,134)	-	-	-	(2,134)
Balance, March 31, 2023	$47	$14	$52,207	$71,236	$(11,534)	$(270)	$661	$112,361

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
(In thousands)	2024	2023
OPERATING ACTIVITIES
Net income attributable to Pathfinder Bancorp, Inc.	$2,120	$2,599
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for credit losses	726	692
Proceeds from sales of loans	1,042	962
Originations of loans held-for-sale	(1,024)	(918)
Realized (gains) losses on sales, redemptions and calls of:
Loans	(18)	(25)
Available-for-sale investment securities	143	370
Held-to-maturity investment securities	5	6
Marketable securities	(108)	-
Depreciation	339	355
Amortization of mortgage servicing rights	(14)	(13)
Amortization of deferred loan fees and costs	(105)	(74)
Amortization of operating leases	28	28
Amortization of deferred financing from subordinated debt	47	44
Earnings on bank owned life insurance	(157)	(158)
Net amortization of premiums and discounts on investment securities	22	769
Amortization of intangible assets	5	5
Stock based compensation and ESOP expense	77	151
Net change in accrued interest receivable	116	543
Net change in other assets and liabilities	(2,740)	708
Net cash inflows from operating activities	504	6,044
INVESTING ACTIVITIES
Purchase of available-for-sale securities	(40,740)	(12,882)
Purchase of held-to-maturity securities	(3,014)	(8,999)
Purchase of marketable securities	(28)	(264)
Purchase of Federal Home Loan Bank stock	(2,896)	(2,637)
Proceeds from redemption of Federal Home Loan Bank stock	4,613	3,393
Proceeds from maturities and principal reductions of available-for-sale securities	16,029	2,341
Proceeds from maturities and principal reductions of held-to-maturity securities	8,929	1,682
Proceeds from sales, redemptions and calls of:
Available-for-sale securities	3,434	17,396
Held-to-maturity securities	696	39
Real estate acquired through foreclosure	68	-
Net change in loans	5,735	(10,468)
Purchase of premises and equipment	(230)	(168)
Net cash outflows from investing activities	(7,404)	(10,567)

FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts, money management deposit accounts, MMDA accounts and escrow deposits	6,271	(16,091)
Net change in time deposits	23,657	37,991
Net change in brokered deposits	(3,882)	(3,068)
Net change in short-term borrowings	(34,103)	(16,797)
Payments on long-term borrowings	(4,050)	(2,700)
Proceeds from long-term borrowings	-	2,705
Proceeds from exercise of stock options	5	-
Cash dividends paid to common voting shareholders	(424)	(419)
Cash dividends paid to common non-voting shareholders	(124)	(124)
Cash dividends paid on warrants	(12)	(11)
Change in noncontrolling interest, net	53	76
Net cash (outflows) inflows from financing activities	(12,609)	1,562
Change in cash and cash equivalents	(19,509)	(2,961)
Cash and cash equivalents at beginning of period	48,732	35,282
Cash and cash equivalents at end of period	$29,223	$32,321
CASH PAID DURING THE PERIOD FOR:
Interest	$9,492	$493
Income taxes	-	-
RESTRICTED CASH
Collateral deposits for hedge position included in cash and due from banks	-	1,600

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc., (the “Company”), Pathfinder Bank (the “Bank”) and its other wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Certain amounts in the 2023 consolidated financial statements may have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income or comprehensive income as previously reported. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024 or any other interim period.

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

Although the Company owns, through its wholly owned subsidiary Pathfinder Risk Management Company, Inc., 51% of the membership interest in FitzGibbons Agency, LLC (“Agency”), the Company is required to consolidate 100% of the Agency within the consolidated financial statements. The 49% of which the Company does not own is accounted for separately as noncontrolling interests within the consolidated financial statements.

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

Standards Not Yet Adopted as of March 31, 2024
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

Anti-dilutive shares are common stock equivalents with average exercise prices in excess of the weighted average market price for the period presented. Anti-dilutive stock options, not included in the computation below, were -0- for the three months ended March 31, 2024, and March 31, 2023, respectively.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three months ended
	March 31,
(In thousands, except share and per share data)	2024	2023
Net income attributable to Pathfinder Bancorp, Inc.	$2,120	$2,599
Series A Non-Voting Common Stock dividends	138	124
Warrant dividends	13	11
Undistributed earnings allocated to participating securities	363	504
Net income available to common shareholders-Voting	$1,606	$1,960

Net income attributable to Pathfinder Bancorp, Inc.	$2,120	$2,599
Voting Common Stock dividends	471	416
Warrant dividends	13	11
Undistributed earnings allocated to participating securities	1,165	1,586
Net income available to common shareholders-Series A Non-Voting	$471	$586

Basic and diluted weighted average common shares outstanding-Voting	4,701	4,609
Basic and diluted weighted average common shares outstanding-Series A Non-Voting	1,380	1,380

Basic and diluted earnings per common share-Voting	$0.34	$0.43
Basic and diluted earnings per common share-Series A Non-Voting	$0.34	$0.43

Note 4: Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	March 31, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$92,121	$672	$(3,645)	$89,148
State and political subdivisions	30,270	157	(1,519)	28,908
Corporate	10,993	255	(358)	10,890
Asset backed securities	19,661	21	(212)	19,470
Residential mortgage-backed - US agency	32,761	50	(1,069)	31,742
Collateralized mortgage obligations - US agency	13,958	44	(993)	13,009
Collateralized mortgage obligations - Private label	88,827	100	(3,288)	85,639
Total	288,591	1,299	(11,084)	278,806
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$288,797	$1,299	$(11,084)	$279,012

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$3,698	$-	$(313)	$3,385
State and political subdivisions	17,011	10	(1,888)	15,133
Corporate	44,418	33	(2,934)	41,517
Asset backed securities	17,091	-	(943)	16,148
Residential mortgage-backed - US agency	6,915	18	(693)	6,240
Collateralized mortgage obligations - US agency	12,986	-	(1,360)	11,626
Collateralized mortgage obligations - Private label	70,896	136	(2,713)	68,319
Total	173,015	197	(10,844)	162,368
Less: Allowance for credit losses	367	-	-	-
Total held-to-maturity	$172,648	$197	$(10,844)	$162,368

	December 31, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$82,588	$754	$(3,259)	$80,083
State and political subdivisions	34,588	145	(1,809)	32,924
Corporate	11,008	276	(365)	10,919
Asset backed securities	20,251	-	(359)	19,892
Residential mortgage-backed - US agency	25,446	57	(1,085)	24,418
Collateralized mortgage obligations - US agency	13,058	116	(995)	12,179
Collateralized mortgage obligations - Private label	81,812	128	(3,845)	78,095
Total	268,751	1,476	(11,717)	258,510
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$268,957	$1,476	$(11,717)	$258,716

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$3,760	$-	$(304)	$3,456
State and political subdivisions	16,576	28	(1,874)	14,730
Corporate	45,427	9	(3,281)	42,155
Asset backed securities	16,860	-	(1,180)	15,680
Residential mortgage-backed - US agency	6,974	15	(665)	6,324
Collateralized mortgage obligations - US agency	13,221	-	(1,293)	11,928
Collateralized mortgage obligations - Private label	76,819	120	(3,178)	73,761
Total	179,637	172	(11,775)	168,034
Less: Allowance for credit losses	351	-	-	-
Total held-to-maturity	$179,286	$172	$(11,775)	$168,034

The amortized cost and estimated fair value of debt investments at March 31, 2024 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$16,463	$16,663	$1,922	$1,904
Due after one year through five years	9,001	8,532	20,500	20,012
Due after five years through ten years	44,936	41,728	41,877	38,211
Due after ten years	82,645	81,493	17,919	16,056
Sub-total	153,045	148,416	82,218	76,183
Residential mortgage-backed - US agency	32,761	31,742	6,915	6,240
Collateralized mortgage obligations - US agency	13,958	13,009	12,986	11,626
Collateralized mortgage obligations - Private label	88,827	85,639	70,896	68,319
Totals	$288,591	$278,806	$173,015	$162,368

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	March 31, 2024
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(In thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSEs	7	$(53)	$10,680	5	$(3,592)	$29,325	12	$(3,645)	$40,005
State and political subdivisions	-	-	-	19	(1,519)	23,437	19	(1,519)	23,437
Corporate	-	-	-	4	(358)	3,354	4	(358)	3,354
Asset backed securities	1	(7)	969	8	(205)	13,480	9	(212)	14,449
Residential mortgage-backed - US agency	4	(114)	7,776	14	(955)	14,756	18	(1,069)	22,532
Collateralized mortgage obligations - US agency	1	(5)	1,271	10	(988)	7,794	11	(993)	9,065
Collateralized mortgage obligations - Private label	13	(220)	23,903	29	(3,068)	35,192	42	(3,288)	59,095
Totals	26	$(399)	$44,599	89	$(10,685)	$127,338	115	$(11,084)	$171,937
Held-to-Maturity Portfolio
US Treasury, agencies and GSEs	-	$-	$-	2	$(313)	$3,385	2	$(313)	$3,385
State and political subdivisions	2	(2)	787	18	(1,886)	13,214	20	(1,888)	14,001
Corporate	-	-	-	39	(2,934)	33,310	39	(2,934)	33,310
Asset backed securities	-	-	-	6	(943)	10,748	6	(943)	10,748
Residential mortgage-backed - US agency	-	-	-	7	(693)	4,885	7	(693)	4,885
Collateralized mortgage obligations - US agency	-	-	-	10	(1,360)	11,626	10	(1,360)	11,626
Collateralized mortgage obligations - Private label	-	-	-	40	(2,713)	56,175	40	(2,713)	56,175
Totals	2	$(2)	$787	122	$(10,842)	$133,343	124	$(10,844)	$134,130

	December 31, 2023
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(In thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSEs	3	$(13)	$5,990	3	$(3,246)	$25,794	6	$(3,259)	$31,784
State and political subdivisions	-	-	-	20	(1,809)	26,432	20	(1,809)	26,432
Corporate	-	-	-	5	(365)	4,351	5	(365)	4,351
Asset backed securities	3	(65)	5,907	10	(294)	13,985	13	(359)	19,892
Residential mortgage-backed - US agency	1	(14)	2,477	15	(1,071)	14,931	16	(1,085)	17,408
Collateralized mortgage obligations - US agency	-	-	-	11	(995)	8,123	11	(995)	8,123
Collateralized mortgage obligations - Private label	10	(274)	18,067	33	(3,571)	46,483	43	(3,845)	64,550
Totals	17	$(366)	$32,441	97	$(11,351)	$140,099	114	$(11,717)	$172,540
Held-to-Maturity Portfolio
US Treasury, agencies and GSE's	-	$-	$-	2	$(304)	$3,456	2	$(304)	$3,456
State and political subdivisions	4	(2)	575	14	(1,872)	12,718	18	(1,874)	13,293
Corporate	1	(61)	439	39	(3,220)	33,532	40	(3,281)	33,971
Asset backed securities	2	(8)	2,877	8	(1,172)	10,652	10	(1,180)	13,529
Residential mortgage-backed - US agency	-	-	-	7	(665)	4,942	7	(665)	4,942
Collateralized mortgage obligations - US agency	-	-	-	10	(1,293)	11,928	10	(1,293)	11,928
Collateralized mortgage obligations - Private label	4	(38)	5,827	43	(3,140)	60,260	47	(3,178)	66,087
Totals	11	$(109)	$9,718	123	$(11,666)	$137,488	134	$(11,775)	$147,206

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

The Company carries all of its AFS investments at fair value with any unrealized gains or losses reported, net of income tax effects, as an adjustment to shareholders' equity and included in accumulated other comprehensive income (loss), except for the credit-related portion of debt securities’ credit losses, if any, which are charged to earnings. The Company's ability to fully realize the value of its investments in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization. In evaluating the debt securities portfolio (both AFS and HTM) for credit losses, management considers (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) if the present value of expected cash flows is insufficient to recover the entire amortized cost basis.

The portion of the investment securities portfolio, categorized as AFS, with an aggregate amortized historical cost of $288.8 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $10.7 million, or -3.7%, at March 31, 2024. The AFS securities portfolio, with an aggregate amortized historical cost of $268.8 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $11.7 million, or -4.4%, at December 31, 2023. The resultant $1.0 million total improvement in the fair value of the AFS investment portfolio's aggregate fair value relative to its aggregate amortized historical cost, in the three months ended March 31, 2024, was primarily due to changes in the interest rate environment (the general interest rate level and the relationships between shorter-term and longer-term interest rates, known as the 'yield curve') that occurred in that period. These changes in aggregate fair value relative to aggregate amortized historical cost that occurred in the three months ended March 31, 2024 did not represent any changes in credit loss estimations within the portfolio.

The portion of the investment securities portfolio, categorized as HTM, with an aggregate amortized historical cost of $172.6 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $10.8 million, or -6.3%, at March 31, 2024. The portion of the investment securities portfolio, categorized as HTM, with an aggregate amortized historical cost of $179.3 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $11.8 million, or -6.6%, at December 31, 2023. The resultant $1.0 million reduction in the aggregate fair value of the HTM investment portfolio, relative to its aggregate amortized historical cost, during the three months ended March 31, 2024, was primarily due to changes in the interest rate environment (the general interest rate level and the relationships between shorter-term and longer-term interest rates, known as the 'yield curve') that occurred in that period. These changes in aggregate fair value relative to aggregate amortized historical cost that occurred in the three months ended March 31, 2024 did not represent any changes in credit loss estimations within the portfolio. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

The following tables depicts a rollforward of the allowance for credit losses on investment securities classified as held-to-maturity for the three months ended March 31, 2024 and 2023:

(In thousands)	Government Issued and Government Sponsored Enterprise Securities	Mortgage and Asset-backed Securities	Securities Issued By State and Political Subdivisions	Corporate Securities	Total
Balance, December 31, 2023	$-	$-	$2	$350	$352
Provision for credit losses	-	-	-	15	15
Allowance on purchased financial assets with credit deterioration	-	-	-	-	-
Charge-offs of securities	-	-	-	-	-
Recoveries	-	-	-	-	-
Balance, March 31, 2024	$-	$-	$2	$365	$367

	Government Issued and Government Sponsored Enterprise Securities	Mortgage and Asset-backed Securities	Securities Issued By State and Political Subdivisions	Corporate Securities	Total
Balance, December 31, 2022	$-	$-	$-	$-	$-
Adjustment for the adoption of ASU 2016-13	-	40	1	409	450
Provision for credit losses	-	-	-	-	-
Allowance on purchased financial assets with credit deterioration	-	-	-	-	-
Charge-offs of securities	-	-	-	-	-
Recoveries	-	-	-	-	-
Balance, March 31, 2023	$-	$40	$1	$409	$450

The Company monitors the credit quality of the debt securities categorized as HTM primarily through the use of NRSRO credit ratings. These assessments are made on a quarterly basis. The following tables summarizes the amortized cost of debt securities categorized as HTM at March 31, 2024 and December 31, 2023, aggregated by credit quality indicators:

(In thousands)	March 31, 2024	December 31, 2023
AAA or equivalent	$37,202	$42,476
AA or equivalent, including securities issued by the United States Government or Government Sponsored Enterprises	46,308	49,479
A or equivalent	18,945	19,021
BBB or equivalent	18,549	16,304
BB or equivalent	984	983
Unrated	51,027	51,374
Total	$173,015	$179,637

Gross realized (losses) gains on sales and redemptions of available-for-sale and held-to-maturity securities for the indicated periods are detailed below:

	For the three months
	ended March 31,
(In thousands)	2024	2023
Realized gains on investments	$734	$2,021
Realized losses on investments	(882)	(1,948)
Total	$(148)	$73

As of March 31, 2024 and December 31, 2023, securities with a fair value of $155.2 million and $110.3 million, respectively, were pledged to collateralize certain municipal deposit relationships. As of the same dates, securities with a fair value of $97.6 million and $114.3 million, respectively, were pledged against certain borrowing arrangements.

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

The composition of net periodic pension plan and postretirement plan costs for the indicated periods is as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended March 31,
(In thousands)	2024	2023	2024	2023
Service cost	$-	$-	$-	$-
Interest cost	139	140	2	2
Expected return on plan assets	(253)	(241)	-	-
Amortization of prior service credits	-	-	(1)	(1)
Amortization of net losses	40	57	(1)	(1)
Net periodic benefit plan (benefit) cost	$(74)	$(44)	$-	$-

The Company will evaluate the need for further contributions to the defined benefit pension plan during 2024. The prepaid pension asset of $7.6 million and $7.5 million as of March 31, 2024 and December 31, 2023 respectively, is recorded in other assets on the consolidated statements of condition.

Note 6: Loans

Major classifications of loans at the indicated dates are as follows:

	March 31,	December 31,
(In thousands)	2024	2023
Residential mortgage loans:
1-4 family first-lien residential mortgages	$252,026	$257,604
Construction	1,689	1,355
Loans held-for-sale	-	-
Total residential mortgage loans	253,715	258,959
Commercial loans:
Real estate	363,467	358,707
Lines of credit	67,416	72,069
Other commercial and industrial	91,178	89,803
Paycheck Protection Program loans	147	158
Tax exempt loans	3,374	3,430
Total commercial loans	525,582	524,167
Consumer loans:
Home equity and junior liens	35,723	34,858
Other consumer	77,106	79,797
Total consumer loans	112,829	114,655
Total loans	892,126	897,781
Net deferred loan fees	(595)	(574)
Less allowance for credit losses	16,655	15,975
Loans receivable, net	$874,876	$881,232

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

From time to time, the Bank acquires diversified pools of loans, originated by unrelated third parties, as part of the Company’s overall balance sheet management strategies. These acquisitions took place with nine separate transactions, that occurred between 2017 and 2019, with an additional six transactions occurring in 2021. The following tables detail the purchased loan pool positions held by the Bank at March 31, 2024 and December 31, 2023 (the month/year of the earliest acquisition date is depicted in parentheses):

(In thousands, except number of loans)	March 31, 2024
	Original Balance	Current Balance	Unamortized Premium/ (Discount)	Number of Loans	Maturity Range	Cumulative net charge-offs
Commercial and industrial loans (6/2019)	$6,800	$1,500	$-	19	1-6 years	$-
Home equity lines of credit (8/2019)	21,900	4,400	79	120	1-26 years	-
Unsecured consumer loan pool 2 (11/2019)	26,600	300	1	135	0-2 years	-
Residential real estate loans (12/2019)	4,300	4,400	282	55	17-25 years	-
Unsecured consumer loan pool 1 (12/2019)	5,400	900	-	44	1-3 years	-
Unsecured consumer installment loans pool 3 (12/2019)	10,300	400	13	132	0-9 years	75
Secured consumer installment loans pool 4 (12/2020)	14,500	10,000	(1,414)	493	21-25 years	-
Unsecured consumer loans pool 5 (1/2021)	24,400	15,000	(388)	630	7-22 years	-
Revolving commercial line of credit 1 (3/2021)	11,600	12,100	-	1	0-1 year	-
Secured consumer installment loans (11/2021)	21,300	17,700	(2,839)	820	17-24 years	-
Unsecured consumer loans pool 6 (11/2021)	22,200	18,100	(2,212)	520	7-24 years	-
Total	$169,300	$84,800	$(6,478)	2,969		$75

(In thousands, except number of loans)	December 31, 2023
	Original Balance	Current Balance	Unamortized Premium/ (Discount)	Number of Loans	Maturity Range	Cumulative net charge-offs
Commercial and industrial loans (6/2019)	6,800	1,600	-	20	2-6 years	-
Home equity lines of credit (8/2019)	21,900	4,500	108	159	1-26 years	-
Unsecured consumer loan pool 2 (11/2019)	26,600	500	2	167	0-2 years	-
Residential real estate loans (12/2019)	4,300	4,500	284	56	17-25 years	-
Unsecured consumer loan pool 1 (12/2019)	5,400	1,000	-	46	1-3 years	-
Unsecured consumer installment loans pool 3 (12/2019)	10,300	500	17	158	0-9 years	69
Secured consumer installment loans pool 4 (12/2020)	14,500	10,600	(1,252)	499	21-25 years	-
Unsecured consumer loans pool 5 (1/2021)	24,400	15,600	(450)	644	7-22 years	-
Revolving commercial line of credit 1 (3/2021)	11,600	12,400	2	1	0-1 year	-
Secured consumer installment loans (11/2021)	21,300	18,000	(2,923)	821	17-24 years	-
Revolving commercial line of credit 2 (11/2021) paid in full at 12/11/23	10,500	-	-	-	-	-
Unsecured consumer loans pool 6 (11/2021)	22,200	18,200	(2,292)	522	7-24 years	-
Total	$179,800	$87,400	$(6,504)	3,093		$69

At March 31, 2024 and December 31, 2023, the ACL related to these pools were $2.1 million, respectively. As of March 31, 2024 and December 31, 2023, residential mortgage loans with a carrying value of $118.1 million and $113.6 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

Loan Origination / Risk Management

The Company’s lending policies and procedures are presented in Note 5 to the audited consolidated financial statements included in the 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2024 and have not changed. As part of the execution of the Company’s overall balance sheet management strategies, the Bank will acquire participating interests in loans originated by unrelated third parties on an occasional basis. The purchase of participations in loans that are originated by third parties only occurs after the completion of thorough pre-acquisition due diligence. Loans in which the Company acquires a participating interest are determined to meet, in all material respects, the Company’s internal underwriting policies, including credit and collateral suitability thresholds, prior to acquisition. In addition, the financial condition of the originating financial institutions, which are generally retained as the ongoing loan servicing provider for participations acquired by the Bank, are analyzed prior to the acquisition of the participating interests and monitored on a regular basis thereafter for the life of those interests.

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
Other consumer

The following tables present the classes of the loan portfolio as of March 31, 2024, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

								Revolving
	Term Loans By Origination Year						Revolving	loans converted
(In thousands)	2024	2023	2022	2021	2020	Prior	Loans	to term loans	Total
Commercial Real Estate:
Pass	$9,617	$45,928	$66,860	$54,896	$28,871	$131,685	$-	$-	$337,857
Special Mention	-	-	14,009	-	-	445	-	-	14,454
Substandard	-	2,988	500	2,338	739	4,532	-	-	11,097
Doubtful	-	-	-	-	-	59	-	-	59
Total Commercial Real Estate	9,617	48,916	81,369	57,234	29,610	136,721	-	-	363,467
Commercial Lines of Credit:
Pass	-	-	-	-	-	-	62,865	2,339	65,204
Special Mention	-	-	-	-	-	-	648	158	806
Substandard	-	-	-	-	-	-	393	1,006	1,399
Doubtful	-	-	-	-	-	-	-	7	7
Total Commercial Lines of Credit	-	-	-	-	-	-	63,906	3,510	67,416
Other Commercial and Industrial:
Pass	4,586	24,278	15,331	5,799	5,090	22,466	4,357	-	81,907
Special Mention	-	2,204	-	233	59	-	-	-	2,496
Substandard	-	30	1,124	929	740	2,547	-	-	5,370
Doubtful	-	1,405	-	-	-	-	-	-	1,405
Total Other Commercial and Industrial	4,586	27,917	16,455	6,961	5,889	25,013	4,357	-	91,178
Paycheck Protection Program Loans
Pass	-	-	-	-	147	-	-	-	147
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Paycheck Protection Program Loans	-	-	-	-	147	-	-	-	147
Tax Exempt Loans
Pass	-	105	-	-	151	3,118	-	-	3,374
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Tax Exempt Loans	-	105	-	-	151	3,118	-	-	3,374

								Revolving
	Term Loans By Origination Year						Revolving	loans converted
(In thousands)	2024	2023	2022	2021	2020	Prior	Loans	to term loans	Total
1-4 family first-lien residential mortgages:
Pass	$202	$16,860	$31,333	$49,447	$38,987	$110,364	$-	$-	$247,193
Special Mention	-	-	-	1,452	562	519	-	-	2,533
Substandard	-	-	-	136	209	1,336	-	-	1,681
Doubtful	-	-	-	-	154	465	-	-	619
Total 1-4 family first-lien residential mortgages	202	16,860	31,333	51,035	39,912	112,684	-	-	252,026
Construction:
Pass	46	1,643	-	-	-	-	-	-	1,689
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Construction	46	1,643	-	-	-	-	-	-	1,689
Home Equity and Junior Liens:
Pass	4,404	3,960	2,244	1,444	716	2,632	18,662	911	34,973
Special Mention	-	-	-	-	-	6	20	9	35
Substandard	-	-	-	66	-	50	599	-	715
Doubtful	-	-	-	-	-	-	-	-	-
Total Home Equity and Junior Liens	4,404	3,960	2,244	1,510	716	2,688	19,281	920	35,723
Other Consumer:
Pass	1,767	64,726	3,703	2,957	1,302	2,578	-	-	77,033
Special Mention	-	22	4	13	8	15	-	-	62
Substandard	-	-	-	7	-	4	-	-	11
Doubtful	-	-	-	-	-	-	-	-	-
Total Other Consumer	1,767	64,748	3,707	2,977	1,310	2,597	-	-	77,106
Net Deferred Loan Fees	(496)	166	80	(83)	(16)	(246)	-	-	(595)
Total Loans	$20,126	$164,315	$135,188	$119,634	$77,719	$282,575	$87,544	$4,430	$891,531

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

An aging analysis of past due loans, not including net deferred loan costs, segregated by portfolio segment and class of loans, as of March 31, 2024 and December 31, 2023, are detailed in the following tables:

	As of March 31, 2024

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,801	$493	$1,775	$5,069	$246,957	$252,026
Construction	-	-	-	-	1,689	1,689
Loans held-for-sale	-	-	-	-	-	-
Total residential mortgage loans	2,801	493	1,775	5,069	248,646	253,715
Commercial loans:
Real estate	16,078	577	6,548	23,203	340,264	363,467
Lines of credit	1,541	102	958	2,601	64,815	67,416
Other commercial and industrial	6,356	583	6,799	13,738	77,440	91,178
Paycheck Protection Program loans	-	-	-	-	147	147
Tax exempt loans	-	-	-	-	3,374	3,374
Total commercial loans	23,975	1,262	14,305	39,542	486,040	525,582
Consumer loans:
Home equity and junior liens	83	6	183	272	35,451	35,723
Other consumer	523	548	3,389	4,460	72,646	77,106
Total consumer loans	606	554	3,572	4,732	108,097	112,829
Total loans	$27,382	$2,309	$19,652	$49,343	$842,783	$892,126

	As of December 31, 2023

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,462	$2,269	$1,770	$5,501	$252,103	$257,604
Construction	-	-	-	-	1,355	1,355
Loans held-for-sale	-	-	-	-	-	-
Total residential mortgage loans	1,462	2,269	1,770	5,501	253,458	258,959
Commercial loans:
Real estate	5,385	196	5,053	10,634	348,073	358,707
Lines of credit	180	-	924	1,104	70,965	72,069
Other commercial and industrial	5,347	322	6,340	12,009	77,794	89,803
Paycheck Protection Program loans	-	-	-	-	158	158
Tax exempt loans	-	-	-	-	3,430	3,430
Total commercial loans	10,912	518	12,317	23,747	500,420	524,167
Consumer loans:
Home equity and junior liens	210	29	192	431	34,427	34,858
Other consumer	984	383	2,948	4,315	75,482	79,797
Total consumer loans	1,194	412	3,140	4,746	109,909	114,655
Total loans	$13,568	$3,199	$17,227	$33,994	$863,787	$897,781

As of March 31, 2024 and December 31, 2023, the amount of interest income recognized on nonaccrual loans and the cost basis of nonaccrual loans, for which there is no ACL, are detailed in the following tables. All loans greater than 90 days past due are classified as nonaccrual.

	March 31, 2024
(In thousands)	Nonaccrual Loans	Nonaccrual loans without related allowance for credit loss	Recognized interest income
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,775	$1,728	$13
	1,775	1,728	13
Commercial loans:
Real estate	6,548	3,838	32
Lines of credit	958	93	1
Other commercial and industrial	6,799	3,485	56
	14,305	7,416	89
Consumer loans:
Home equity and junior liens	183	131	1
Other consumer	3,389	1,537	2
Total consumer loans	3,572	1,668	3
Total nonaccrual loans	$19,652	$10,812	$105

	December 31, 2023
(In thousands)	Nonaccrual Loans	Nonaccrual loans without related allowance for credit loss	Recognized interest income
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,770	$1,770	$43
	1,770	1,770	43
Commercial loans:
Real estate	5,053	3,058	109
Lines of credit	924	67	52
Other commercial and industrial	6,340	4,132	164
	12,317	7,257	325
Consumer loans:
Home equity and junior liens	192	37	2
Other consumer	2,948	1,228	9
Total consumer loans	3,140	1,265	11
Total nonaccrual loans	$17,227	$10,292	$379

At March 31, 2024, the Bank's 176 nonperforming loans represented 2.2% of total loans, with an aggregate outstanding balance of $19.7 million, as compared to 150 loans with an aggregate outstanding balance of $17.2 million at December 31, 2023. This increase in nonaccrual balances of $2.5 million was primarily the result of the downgrade of one commercial real estate loan with a balance of $1.4 million, $900,000 in commercial and consumer loan relationships, and $200,000 in other loans in the aggregate. Management is closely monitoring all nonaccrual loans and has incorporated its current estimate of the ultimate collectability of these loans into the reported allowance for credit losses at March 31, 2024.

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

Note 7: Allowance for Credit Losses

Management extensively reviews recent trends in historical losses, qualitative factors, including concentrations of loans to related borrowers and concentrations of loans by collateral type, and specific reserve requirements on loans individually evaluated in its determination of the adequacy of the credit losses. We recorded $726,000 in provision for credit losses ("PCL") for the three month period ended March 31, 2024, as compared to $692,000 for the three month period ended March 31, 2023.

There was a modest increase in provision for credit losses in the three months ended March 31, 2024, when compared to the same three month period in 2023. In addition, during the first quarter of 2024, the Company recorded modest PCL increases of $15,000 and $1,000 for reserves related to securities classified as held-to-maturity and unfunded commitments, respectively. The provision in the quarter ended March 31, 2024 was reflective of the qualitative factors used in determining the adequacy of the ACL and changes in the levels of delinquent and nonaccrual loans. The first quarter PCL reflects an addition to reserves considering loan growth and asset quality metrics.

The following table summarizes all activity related to the ACL from December 31, 2023 to March 31, 2024 and to the recorded PCL for the three months ended March 31, 2024 (in thousands):

	Reserves as of December 31, 2023	Q1 2024 Charge-Offs	Q1 2024 Recoveries	Q1 2024 PCL	Reserves as of March 31, 2024
ACL - Loans
Specifically identified	$3,716	$-	$-	$100	$3,816
Overdraft	364	(5)	4	-	363
Pooled - quantitative	6,203	(63)	34	101	6,275
Pooled - qualitative	3,566	-	-	509	4,075
Purchased	2,126	-	-	-	2,126
Total ACL - Loans	$15,975	$(68)	$38	$710	$16,655

ACL - Held-To-Maturity	352	-	-	15	367

Other Liabilities - Unfunded Commitments	589	-	-	1	590
	$16,916	$(68)	$38	$726	$17,612

Summarized in the tables below are changes in the allowance for credit losses for loans for the indicated periods and information pertaining to the allocation of the balances of the credit losses, loans receivable based on individual, and collective evaluation by loan portfolio class. An allocation of a portion of the allowance to a given portfolio class does not limit the Company’s ability to absorb losses in another portfolio class.

	For the three months ended March 31, 2024
	1-4 family
	first-lien	Residential			Other	Paycheck
	residential	construction	Commercial	Commercial	commercial	Protection
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial	Program
Allowance for credit losses:
Beginning Balance	$1,608	$858	$5,751	$1,674	$3,281	$-
Charge-offs	-	-	-	-	-	-
Recoveries	2	-	6	-	5	-
Provisions (credits)	9	(56)	810	(283)	117	-
Ending balance	$1,619	$802	$6,567	$1,391	$3,403	$-
Ending balance: related to loans individually evaluated	$138	$-	$1,057	$725	$1,710	$-
Ending balance: related to loans collectively evaluated	$1,481	$802	$5,510	$666	$1,693	$-
Loans receivables:
Ending balance	$252,026	$1,689	$363,467	$67,416	$91,178	$147
Ending balance: individually evaluated	$2,129	$-	$12,138	$1,270	$6,849	$-
Ending balance: collectively evaluated	$249,897	$1,689	$351,329	$66,146	$84,329	$147

		Home equity	Other
	Tax exempt	and junior liens	Consumer	Total
Allowance for credit losses:
Beginning Balance	$1	$657	$2,145	$15,975
Charge-offs	-	-	(68)	(68)
Recoveries	-	-	25	38
Provisions (credits)	1	5	107	710
Ending balance	$2	$662	$2,209	$16,655
Ending balance: related to loans individually evaluated	$-	$146	$70	$3,846
Ending balance: related to loans collectively evaluated	$2	$516	$2,139	$12,809
Loans receivables:
Ending balance	$3,374	$35,723	$77,106	$892,126
Ending balance: individually evaluated	$-	$715	$70	$23,171
Ending balance: collectively evaluated	$3,374	$35,008	$77,036	$868,955

	For the three months ended March 31, 2023
	1-4 family
	first-lien	Residential			Other	Paycheck
	residential	construction	Commercial	Commercial	commercial	Protection
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial	Program
Allowance for credit losses:
Beginning Balance	$714	$-	$5,881	$3,990	$2,944	$-
Adoption of New Accounting Standard	1,396	969	(1,744)	95	10
Charge-offs	-	-	-	-	(36)	-
Recoveries	-	-	-	1	62	-
Provisions (credits)	(173)	(269)	1,045	(1,991)	2,101	-
Ending balance	$1,937	$700	$5,182	$2,095	$5,081	$-
Ending balance: related to loans individually evaluated for impairment	$63	$-	$530	$1,301	$1,712	$-
Ending balance: related to loans collectively evaluated for impairment	$1,874	$-	$4,652	$794	$3,369	$-
Loans receivables:
Ending balance	$260,199	$2,933	$350,175	$81,704	$84,553	$192
Ending balance: individually evaluated for impairment	$1,427	$-	$10,522	$2,491	$6,369	$-
Ending balance: collectively evaluated for impairment	$258,772	$2,933	$339,653	$79,213	$78,184	$192

		Home equity	Other
	Tax exempt	and junior liens	Consumer	Total
Allowance for credit losses:
Beginning Balance	$3	$741	$1,046	$15,319
Adoption of New Accounting Standard	14	(97)	1,242	1,886
Charge-offs	-	-	(83)	(119)
Recoveries	-	-	28	91
Provisions (credits)	(2)	79	(98)	692
Ending balance	$15	$723	$2,135	$17,869
Ending balance: related to loans individually evaluated for impairment	$-	$157	$-	$3,763
Ending balance: related to loans collectively evaluated for impairment	$15	$566	$2,135	$13,405
Loans receivables:
Ending balance	$4,200	$34,096	$93,197	$911,249
Ending balance: individually evaluated for impairment	$-	$716	$-	$21,525
Ending balance: collectively evaluated for impairment	$4,200	$33,380	$93,197	$889,724

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

The allocation of the allowance for credit losses summarized on the basis of the Company’s calculation methodology was as follows:

	March 31, 2024
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$138	$-	$1,057	$725	$1,710
Historical loss rate	1,556	696	2,605	136	1,139
Qualitative factors	(75)	106	2,905	530	554
Total	$1,619	$802	$6,567	$1,391	$3,403

		Home equity	Other
	Tax exempt	and junior liens	consumer	Total
Specifically reserved	$-	$455	$1,888	$5,973
Historical loss rate	2	197	299	6,630
Qualitative factors	-	10	22	4,052
Total	$2	$662	$2,209	$16,655

	December 31, 2023
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$137	$-	$969	$844	$1,617
Historical loss rate	1,537	674	2,645	209	1,026
Qualitative factors	(66)	184	2,137	621	638
Total	$1,608	$858	$5,751	$1,674	$3,281

		Home equity	Other
	Tax exempt	and junior liens	consumer	Total
Specifically reserved	$-	$458	$1,817	$5,842
Historical loss rate	1	190	307	6,589
Qualitative factors	-	9	21	3,544
Total	$1	$657	$2,145	$15,975

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

The following table details the amortized cost of collateral dependent loans at March 31, 2024 and December 31, 2023:

(In thousands)	March 31, 2024	December 31, 2023
Commercial and industrial	$8,019	$7,788
Commercial real estate	11,643	11,814
Residential (1-4 family) first mortgages	1,158	699
Home equity loans and lines of credit	659	599
Consumer loans	98	81
Total loans	$21,577	$20,981

Note 8: Foreclosed Real Estate

The Company is required to disclose the carrying amount of foreclosed real estate properties held as a result of obtaining physical possession of the property at each reporting period.

(In thousands)	Number of properties	March 31, 2024	Number of properties	December 31, 2023
Foreclosed real estate	2	$82	4	$151

At March 31, 2024 and December 31, 2023, the Company reported $1.8 million and $1.3 million, respectively, in real estate loans in the process of foreclosure.

Note 9: Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Generally, all letters of credit, when issued have expiration dates within one year. The credit risks involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had $1.8 million of standby letters of credit as of March 31, 2024. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. No provision for credit losses have been made for these commitments. The fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The Company holds two corporate investment securities with an amortized historical cost of $4.1 million and an aggregate fair market value of $4.3 million as of March 31, 2024. These securities have an aggregate valuation that is determined using published net asset values (NAV) derived by an analysis of the securities’ underlying assets. These securities are comprised primarily of broadly-diversified real estate holdings and are traded in secondary markets on an infrequent basis. While these securities are redeemable at least annually through tender offers made by respective issuers, the liquidation value of these securities may be below stated NAVs and also subject to restrictions as to the amount that can be redeemed at any single scheduled redemption. The Company anticipates that these securities will be redeemed by respective issuers on indeterminate future dates as a consequence of the ultimate liquidation strategies employed by the managers of these portfolios.

The Company also holds two limited partnership investments managed by an unrelated third party with an aggregate fair market value of $3.3 million. The investments are funds comprised of marketable equity securities, primarily issued by community banks and financial technology companies. These investments are recorded at fair value at the end of each reporting period using Level 1 valuation techniques. Unrealized changes in the fair value of these investments are recorded as components of periodic net income in the period in which the changes occur.

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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	March 31, 2024
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$89,148	$-	$89,148
State and political subdivisions	-	28,908	-	28,908
Corporate	-	6,598	-	6,598
Asset backed securities	-	19,470	-	19,470
Residential mortgage-backed - US agency	-	31,742	-	31,742
Collateralized mortgage obligations - US agency	-	13,009	-	13,009
Collateralized mortgage obligations - Private label	-	85,639	-	85,639
Total		274,514		274,514
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Other Securities:
Corporate issuances measured at NAV	-	-	-	4,292
Total available-for-sale securities	$206	$274,514	$-	$279,012

Marketable equity securities measured at NAV	$-	$-	$-	$3,342

Interest rate swap derivative fair value hedges (unrealized gain carried as receivable from derivative counterparties)	$-	$6,544	$-	$6,544

Interest rate swap derivative cash flow hedges (unrealized gain carried as receivable from derivative counterparties)	$-	$556	$-	$556

	December 31, 2023
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$80,083	$-	$80,083
State and political subdivisions	-	32,924	-	32,924
Corporate	-	6,576	-	6,576
Asset backed securities	-	19,892	-	19,892
Residential mortgage-backed - US agency	-	24,418	-	24,418
Collateralized mortgage obligations - US agency	-	12,179	-	12,179
Collateralized mortgage obligations - Private label	-	78,095	-	78,095
Total	-	254,167	-	254,167
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Other Securities:
Corporate issuances measured at NAV	-	-	-	4,343
Total available-for-sale securities	$206	$254,167	$-	$258,716

Marketable equity securities measured at NAV	$-	$-	$-	$3,206

Interest rate swap derivative fair value hedges (unrealized gain carried as receivable from derivative counterparties)	$-	$5,160	$-	$5,160

Interest rate swap derivative cash flow hedges (unrealized gain carried as receivable from derivative counterparties)	$-	$45	$-	$45

Pathfinder Bank had the following assets measured at fair value on a nonrecurring basis as of March 31, 2024 and December 31, 2023:

		March 31, 2024
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Individually evaluated loans	$-	$-	$6,669	$6,669
Foreclosed real estate	$-	$-	$82	$82

		December 31, 2023
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Individually evaluated loans	$-	$-	$9,722	$9,722
Foreclosed real estate	$-	$-	$151	$151

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at the indicated dates.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At March 31, 2024
Individually evaluated loans	Appraisal of collateral	Discounted Cash Flow	10% - 75% (24%)
Foreclosed real estate	Appraisal of collateral	Costs to Sell	21% - 24% (22%)

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2023
Individually evaluated loans	Appraisal of collateral	Discounted Cash Flow	10% - 75% (21%)
Foreclosed real estate	Appraisal of collateral	Costs to Sell	21% - 24% (22%)

There have been no transfers of assets into or out of any fair value measurement level during the three months ended March 31, 2024 or 2023.

Required disclosures include fair value information of financial instruments, whether or not recognized in the consolidated statements of condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective period-ends, and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		March 31, 2024		December 31, 2023
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$29,223	$29,223	$48,732	$48,732
Investment securities - available-for-sale	2	274,514	274,514	254,167	254,167
Investment securities - available-for-sale	NAV	4,292	4,292	4,343	4,343
Investment securities - marketable equity	NAV	3,342	3,342	3,206	3,206
Investment securities - held-to-maturity	2	172,648	162,368	179,286	168,034
Federal Home Loan Bank stock	2	7,031	7,031	8,748	8,748
Net loans	3	874,876	819,350	881,232	823,052
Accrued interest receivable	1	7,170	7,170	7,286	7,286
Interest rate derivative cash flow hedge receivable/(payable)	2	556	556	45	45
Interest rate derivative fair value hedges receivable - AFS investments	2	3,509	3,509	3,113	3,113
Interest rate derivative fair value hedges receivable - loans	2	3,035	3,035	2,047	1,477

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$613,495	$613,495	$607,301	$607,301
Time Deposits	2	532,618	536,928	512,766	517,514
Borrowings	2	137,446	136,062	175,599	174,071
Subordinated debt	2	29,961	28,171	29,914	28,026
Accrued interest payable	1	1,963	1,963	2,245	2,245

Note 11: Interest Rate Derivatives

The Company is exposed to certain risks relate to both its business operations and changes in economic conditions. As part of managing interest rate risk, the Company periodically enters into standardized interest rate derivative contracts (designated as hedging agreements) to modify the repricing characteristics of certain portions of the Company’s earning assets and interest-bearing liabilities portfolios. The Company designates interest rate hedging agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate hedging agreements are recorded at fair value as other assets or liabilities. The Company had no material derivative contracts not designated as hedging agreements at March 31, 2024 or December 31, 2023.

As a result of interest rate fluctuations, fixed-rate interest-earning assets and interest-bearing liabilities will appreciate or depreciate in fair value. When effectively hedged, this fair value appreciation or depreciation will generally be offset by substantially identical changes in the fair value of derivative instruments that are linked to the hedged assets and liabilities. This strategy is referred to as fair value hedging and the derivative instruments employed in this strategy are therefore designated as fair value hedges. In a fair value hedge, the fair value of the derivative (the interest rate hedging agreement) is recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized as an adjustment to the carrying balance of the hedged asset or liability. Changes in the correlation between the hedging instrument and the hedged asset or liability that give rise to differences between the changes in the fair value of the interest rate hedging agreements and the hedged items represents hedge ineffectiveness and are recorded as adjustments to the interest income or interest expense of the respective hedged instrument. In the case of pay-fixed or receive-fixed interest rate swap agreements, designated as fair value hedges, the periodic difference in the net cash flows due to (due from) the Company from (to) a counterparty are recorded in current period earnings as adjustments to the interest income or interest expense of the respective hedged asset or liability.

Cash flows related to floating rate assets and liabilities will fluctuate with changes in underlying rate indices. When effectively hedged, the increases or decreases in cash flows related to the floating-rate asset or liability will generally be offset by changes in cash flows of the derivative instruments designated as a hedge. This strategy is referred to as cash flow hedging and the derivative instruments employed in these strategies are therefore designated as cash flow hedges. In a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. In the case of pay-fixed or receive-fixed interest rate swap agreements, designated as cash flow hedges, the periodic difference in the net cash flows due to (due from) the Company from (to) a counterparty are recorded in current period earnings as adjustments to the interest income or interest expense of the respective hedged asset or liability.

Among the array of interest rate hedging contracts, potentially available to the Company, are interest rate swap and interest rate cap (or floor) contracts. The Company uses interest rate swaps, cap or floor contracts as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments over the life of the agreements without the exchange of the underlying notional amount. An interest rate cap is a type of interest rate derivative in which the buyer receives payments at the end of each contractual period in which the index interest rate exceeds the contractually agreed upon strike price rate. The purchaser of a cap contract will continue to benefit from any rise in interest rates above the strike price. Similarly, an interest rate floor is a derivative contract in which the buyer receives payments at the end of each period in which the interest rate is below the agreed strike price. The purchaser of a floor contract will continue to benefit from any decrease in interest rates below the strike price. The Company had no interest rate cap or floor contracts in place at March 31, 2024 or December 31, 2023.

The Company records various hedges in the consolidated statements of condition at fair value. The Company’s accounting treatment for these derivative instruments is based on the instrument's hedge designation determined at the inception of each derivative instrument's contractual term. The following tables show the Company’s outstanding fair value hedges at March 31, 2024 and December 31, 2023:

(In thousands)	Carrying Amount of the Hedged Assets at March 31, 2024	Cumulative Amount of Fair Value Hedging Adjustment Subtracted from Carrying Amount of the Hedged Assets at March 31, 2024	Hedge-Adjusted Carrying Amount of the Hedged Assets at December 31, 2023	Cumulative Amount of Fair Value Hedging Adjustment Subtracted from Carrying Amount of the Hedged Assets at December 31, 2023
Line item on the balance sheet in which the hedged item is included:
Available-for-sale securities (1)	$88,352	$3,509	$95,887	$3,113
Loans receivable (2)	$149,725	$3,035	$156,836	$620

(1)
The $88.4 million carrying amount of hedged assets represents the hedge-adjusted amortized cost basis of specifically-identified municipal and GSE-backed securities designated as the underlying assets for the hedging relationships. The notional amount of the designated hedges were $83.5 million and $89.1 million at March 31, 2024 and December 31, 2023, respectively. The fair value of the derivatives (an unrealized gain, receivable from derivative counterparties) recorded in other assets resulted in a net asset position of $3.5 million and $3.1 million at March 31, 2024 and December 31, 2023, respectively. The Company's participation in fair value hedging transactions increased investment security interest income by $632,000 and $340,000 at March 31, 2024 and March 31, 2023, respectively.

(2)
The $149.7 million carrying amount of hedged assets represents the hedge-adjusted amortized cost of a designated pool of residential mortgages and the aggregate hedge-adjusted amortized cost of four specified purchased consumer loan pools. These pools of loans were designated as the underlying assets for the hedging relationships in which the hedged underlying asset's notional amounts were the amortized cost projected to be remaining at the end of the contractual term of the hedging instruments. The amount of the designated hedged items were $137.8 million and $141.0 million at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024, the fair value of the derivatives recorded in other assets (an unrealized gain, receivable from derivative counterparties) resulted in a net asset position of $3.0 million, recorded by the Company in other assets. The Company’s participation in fair value hedging transactions increased interest income by $628,000 and $205,000, for the periods ended March 31, 2024 and March 31, 2023, respectively. Details of the two hedging strategies, in place at March 31, 2024 are presented below:

a.
On April 7, 2023 the Bank entered into an amortizing swap transaction with an initial notional amount of $100.0 million whereby the Bank will receive 3-month SOFR monthly based on the notional amount of the swap contract at the beginning of each month until the swap transaction expires in 2035. The notional amount of the swap declines monthly according to a predetermined amortization schedule and was $87.8 million at March 31, 2024. The Bank will pay a fixed rate of 3.208% to the contract's counterparty throughout the life of the contract based on each month's beginning notional balance. The fair value of this swap contract was $2.8 million at March 31, 2024.

b.
On December 7, 2023, the Bank entered into five fixed-pay interest rate swap contracts with a total notional amount of $50.0 million, whereby the Bank will receive 3-month SOFR monthly until the respective maturity dates of the contracts. The contracts expire in annual increments on December 1 of 2025 ($5.0 million, fixed rate of 4.463%), 2026 ($5.0 million, fixed rate of 4.136%), 2027 ($10.0 million, fixed rate of 3.973%), 2028 ($15.0 million, fixed rate of 3.887%), and 2029 ($15.0 million, fixed rate of 3.845%). The fair value of these swap contracts in aggregate were $234,000 at March 31, 2024.

The Company's hedging contracts accounted for as fair value hedges, increased the yield on investment securities and loans by 0.29% and 0.28%, respectively, in the three months ended March 31, 2024. The hedging contracts noted above, accounted for as fair value hedges, increased the yield on investment securities and loans by 0.18% and 0.09%, respectively, in the three months ended March 31, 2023.

The following tables summarize the net effects of the Company's fair value and cash flow hedges for the three months ended March 31, 2024 and March 31, 2023, respectively:

Fair Value Hedges
(In thousands)	Three Months Ended March 31, 2024
Hedge Category	Average Notional Balance	Period Ending Notional Balance	Net Cash Received (Paid) Recorded In Net Income	Fair Value Receivable at Period End
Investments	$87,500	$83,519	$632	$3,509
Loans	138,903	137,850	628	3,035
Total	$226,403	$221,369	$1,260	$6,544

	Three Months Ended March 31, 2023
Hedge Category	Average Notional Balance	Ending Notional Balance	Net Cash Received (Paid) Recorded In Net Income	Fair Value Receivable at Period End
Investments	$57,028	$52,120	$340	$5,237
Loans	20,700	20,700	205	1,178
Total	$77,728	$72,820	$545	$6,415

Cash Flow Hedges
	Three Months Ended March 31, 2024
Hedge Category	Average Notional Balance	Ending Notional Balance	Net Cash Received (Paid) Recorded In Net Income	Fair Value Receivable at Period End
Borrowed Funds	$40,000	$40,000	$157	$556

	Three Months Ended March 31, 2023
Hedge Category	Average Notional Balance	Ending Notional Balance	Net Cash Received (Paid) Recorded In Net Income	Fair Value Payable at Period End
Borrowed Funds	$53,333	$70,000	$336	$(99)

The following table shows the pre-tax gains of the Company’s derivatives designated as cash flow hedges in AOCI at March 31, 2024 and December 31, 2023:

(In thousands)	March 31, 2024	December 31, 2023
Cash flow hedges:
Fair market value adjustment interest rate swap	$556	$45
Total gain in comprehensive income	$556	$45

The amounts of hedge ineffectiveness, recognized at March 31, 2024 and December 31, 2023 for cash flow hedges were not material to the Company’s consolidated results of operations. A portion of, or the entire amount included in accumulated other comprehensive loss would be reclassified into current earnings should a portion of, or the entire hedge, no longer be considered effective. Management believes that the hedges will remain fully effective during the remaining term of the respective hedging contracts. The changes in the fair values of the interest rate hedging agreements primarily result from the effects of changing index interest rates and the reduction of the time each quarter between the measurement date and the contractual maturity date of the hedging instrument.

The Company manages its potential credit exposure on interest rate swap transactions by entering into bilateral credit support agreements with each contractual counterparty. These agreements require collateralization of credit exposures beyond specified minimum threshold amounts. Interest rate hedging agreements are entered into with counterparties that meet the Company's established credit standards and the agreements contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material at March 31, 2024.

Note 12: Accumulated Other Comprehensive (Loss) Income

Changes in the components of accumulated other comprehensive (loss) income (“AOCI”), net of tax, for the periods indicated are summarized in the tables below.

	For the three months ended March 31, 2024
(In thousands)	Net Unrealized Loss on Retirement Plans	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Total
Beginning balance	$(2,073)	$(7,564)	$32	$(9,605)
Other comprehensive income before reclassifications	-	223	379	602
Amounts reclassified from AOCI	27	114	-	141
Ending balance	$(2,046)	$(7,227)	$411	$(8,862)

	For the three months ended March 31, 2023
(In thousands)	Net Unrealized Loss on Retirement Plans	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Total
Beginning balance	$(2,427)	$(10,127)	$382	$(12,172)
Other comprehensive (loss) income before reclassifications	-	(376)	(455)	(831)
Amounts reclassified from AOCI	41	1,428	-	1,469
Ending balance	$(2,386)	$(9,075)	$(73)	$(11,534)

The following table presents the amounts reclassified out of each component of AOCI for the indicated period:

		Amount Reclassified
		from AOCI (1)
		(Unaudited)
(In thousands)		For the three months ended
Details about AOCI (1) components	Affected Line Item in the Statement of Income	March 31, 2024	March 31, 2023
Retirement plan items
Retirement plan net losses recognized in plan expenses (2)	Salaries and employee benefits	$(37)	$(55)
Tax effect	Provision for income taxes	10	14
	Net Income	$(27)	$(41)
Available-for-sale securities
Realized losses on sale of securities	Net gains on sales and redemptions of investment securities	$(154)	$(1,933)
Tax effect	Provision for income taxes	40	505
	Net Income	$(114)	$(1,428)
(1)
Amounts in parentheses indicates debits in net income.
(2)
These items are included in net periodic pension cost.

See Note 5 for additional information.

Note 13: Noninterest Income

The Company has included the following table regarding the Company’s noninterest income for the periods presented.

	For the three months ended
(In thousands)	March 31, 2024	March 31, 2023
Service charges on deposit accounts
Insufficient funds fees	$179	$144
Deposit related fees	109	97
ATM fees	21	26
Total service charges on deposit accounts	309	267
Fee Income
Insurance agency revenue	397	420
Investment services revenue	142	135
ATM fees surcharge	50	48
Banking house rents collected	55	48
Total fee income	644	651
Card income
Debit card interchange fees	119	321
Merchant card fees	12	11
Total card income	131	332
Mortgage fee income and realized gain on sale of loans and foreclosed real estate
Loan servicing fees	88	72
Net gains on sales of loans and foreclosed real estate	18	25
Total mortgage fee income and realized gain on sale of loans and foreclosed real estate	106	97
Total	1,190	1,347
Earnings and gains on bank owned life insurance	157	158
Net (losses) gains on sale and redemption of available-for-sale and held-to-maturity securities	(148)	73
Net realized gains on marketable equity securities	108	-
Non-recurring gain on lease renegotiations	245	-
Other miscellaneous income	185	14
Total noninterest income	$1,737	$1,592

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

In addition to the revenue items discussed above, the Company recognized a non-recurring gain of $245,000 related to refunds received from cumulative lessor related pass-through operating expense charges for a single leased branch location.

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

The components of lease expense are as follows:

	For the three months ended
(In thousands)	March 31, 2024	March 31, 2023
Operating lease cost	$49	$59
Finance lease cost	108	55

Supplemental cash flow information related to leases was as follows:

	For the three months ended
(In thousands)	March 31, 2024	March 31, 2023
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows for operating leases	$45	$54
Operating cash flows for finance leases	108	55
Financing cash flows for finance leases	32	32

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rate)	March 31, 2024	December 31, 2023
Operating Leases:
Operating lease right-of-use assets	$1,493	$1,526
Operating lease liabilities	1,682	1,711

Finance Leases:
Finance lease right-of-use assets	$4,038	$4,073
Finance lease liability	4,370	4,381

Weighted Average Remaining Lease Term:
Operating Leases	17.17 years	17.22 years
Finance Leases	27.09 years	27.35 years

Weighted Average Discount Rate:
Operating Leases	3.89%	3.88%
Finance Leases	9.40%	9.40%

Maturities of lease liabilities are as follows:

Twelve Months Ending March 31,
(In thousands)
2025	$122
2026	166
2027	168
2028	177
2029	161
Thereafter	5,258
Total minimum lease payments	$6,052

The Company owns certain properties that it leases to unaffiliated third parties at market rates. Lease rental income was $55,000 and $48,000 for the three months ended March 31, 2024 and 2023, respectively. The lease agreements in which the Company is the lessor are a mix of operating and finance leases.

Note 15: Related Party Transactions:

In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). None of the related party loans were classified as nonaccrual, past due, restructured, or potential problem loans at March 31, 2024 or December 31, 2023.

The following represents the activity associated with loans to related parties during the three months ended March 31, 2024 and the year ended December 31, 2023:

	March 31,	December 31,
(In thousands)	2024	2023
Balance at the beginning of the year	$32,742	$32,531
Originations and related party additions	600	4,360
Principal payments and related party removals	(1,598)	(4,149)
Balance at the end of the period	$31,744	$32,742

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

General

The Company is a Maryland corporation headquartered in Oswego, New York. The Company is 100% owned by public shareholders. The primary business of the Company is its investment in Pathfinder Bank (the "Bank"), a New York State chartered commercial bank, which is 100% owned by the Company. The Bank has two wholly owned operating subsidiaries, Pathfinder Risk Management Company, Inc. (“PRMC”) and Whispering Oaks Development Corp. All significant inter-company accounts and activity have been eliminated in consolidation. Although the Company owns, through its subsidiary PRMC, 51% of the membership interest in FitzGibbons Agency, LLC (“FitzGibbons” or “Agency”), the Company is required to consolidate 100% of FitzGibbons within the consolidated financial statements. The 49% of which the Company does not own, is accounted for separately as a noncontrolling interest within the consolidated financial statements. At March 31, 2024, the Company and subsidiaries had total consolidated assets of $1.45 billion, total consolidated liabilities of $1.33 billion and shareholders' equity of $121.8 million, plus noncontrolling interest of $814,000, which represents the 49% of FitzGibbons not owned by the Company.

The following discussion reviews the Company's financial condition at March 31, 2024 and the results of operations for the three month periods ended March 31, 2024 and 2023. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any other period.

The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2023 (“the consolidated annual financial statements”) as of December 31, 2023 and 2022 and for the two years then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Item 2.

Statement Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. These forward-looking statements concern the financial condition, results of operations, plans, objectives, future performance and business of Pathfinder Bancorp, Inc. and its subsidiary, including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) general economic conditions may be less favorable than expected; (2) competitive pressures among depository institutions may increase significantly; (3) changes in the interest rate environment may reduce interest margins; (4) loan origination and sale volumes, charge-offs and credit loss provisions may vary substantially from period to period; (5) the impact of a pandemic or other health crises and the government's response to such pandemic or crises on our operations as well as those of our customers and on the economy generally and in our market area specifically; (6) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (7) legislative or regulatory changes or actions may adversely affect the businesses in which Pathfinder Bancorp, Inc. is engaged; (8) changes and trends in the securities markets may adversely impact Pathfinder Bancorp, Inc.; (9) a delayed or incomplete resolution of regulatory issues could adversely impact our planning; (10) difficulties in integrating any businesses that we may acquire, including our proposed acquisition of the East Syracuse branch of Berkshire Bank, which may increase our expenses and delay the achievement of any benefits that we may expect from such acquisitions; (11) the impact of reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; (12) our ability to prevent or mitigate fraudulent activity and cybersecurity threats; and (13) the outcome of any future regulatory and legal investigations and proceedings may not be anticipated.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Except as required by law, we disclaim any obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect future events or developments.

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

The ACL represents management's estimate of lifetime credit losses inherent in the loan portfolio. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment on the use of estimates related to the amount and timing of expected future cash flows on individually evaluated loans, estimated losses on pools of homogeneous loans based on historical loss experience, and environmental factors, all of which may be susceptible to significant change. The Company establishes a specific allowance for all commercial loans in excess of the total related credit threshold of $100,000 and single borrower residential mortgage loans in excess of the total related credit threshold of $300,000 identified as being individually evaluated which are on nonaccrual and have been risk rated under the Company’s risk rating system as substandard, doubtful, or loss. In addition, an accruing substandard loan could be identified as being individually evaluated.

The measurement of individually evaluated loans is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses as compared to the loan carrying value. For all other loans and leases, the Company uses the general allocation methodology that establishes an allowance to estimate the lifetime incurred loss for each risk-rating category. The measurement of individually evaluated loans is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured based on the fair value of the collateral, less costs to sell. At March 31, 2024, the Bank’s position in individually evaluated loans consisted of 72 loans totaling $23.2 million. Of these loans, 17 loans, totaling $1.6 million, were valued using the present value of future cash flows method; and 55 loans, totaling $21.6 million, were valued based on a collateral analysis. For all other loans, the Company uses the general allocation methodology that establishes an allowance to estimate the lifetime incurred loss for each risk-rating category.

In estimating the ACL on loans, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate. At March 31, 2024, the Bank held $438.6 million in commercial real estate and commercial & industrial loans (collectively, commercial loans) representing 56.0% of the Bank’s entire loan portfolio. The Bank allocated $7.8 million to the ACL for these loans, including $4.0 million derived from the use of qualitative factors in the calculation. Given the concentration of ACL allocation to the total commercial loan portfolio and the significant judgments made by management in deriving the qualitative loss factors, management considers the impact that changes in judgments could have on the ACL. The ACL could increase (or decrease) by approximately $1.0 million, assuming a 25% negative (or positive) change within the group of qualitative factors used to determine the ACL for commercial loans. The sensitivity and related range of impacts for various judgments on the ACL is a hypothetical analysis and is used to determine management’s judgments or assumptions of qualitative loss factors that were utilized at March 31, 2024 in the final recorded estimation of the ACL on loans recognized on the Statements of Financial Condition.

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

The Company carries all of its AFS investments at fair value with any unrealized gains or losses reported, net of tax, as an adjustment to shareholders' equity and included in accumulated other comprehensive income (loss), except for the credit-related portion of debt securities’ credit losses securities which are charged to earnings. The Company's ability to fully realize the value of its investments in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization. In evaluating the debt securities portfolio, for both AFS and HTM securities for credit losses, management considers (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) if the present value of expected cash flows is insufficient to recover the entire amortized cost basis.

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

Fair values for AFS securities are obtained from unaffiliated third party pricing services. Where available, fair values are based on quoted prices on a nationally recognized securities exchange. If quoted prices are not available, fair values are measured using quoted market prices for similar benchmark securities. Management made no adjustments to the fair value quotes that were provided by the pricing sources. Fair values for marketable equity securities are based on quoted prices on a nationally recognized securities exchange for similar benchmark securities. The fair values of foreclosed real estate and the underlying collateral value of individually evaluated loans are typically determined based on evaluations by third parties, less estimated costs to sell. When necessary, appraisals are updated to reflect changes in market conditions.

Management performs an annual evaluation of our goodwill for possible impairment at each of our reporting units. Based on the results of the December 31, 2023 evaluation, management has determined that the carrying value of goodwill was not impaired as of that date. Management will continuously evaluate all relevant economic and operational factors potentially affecting the Bank or the fair value of its assets, including goodwill. Should the pandemic or recent banking crisis, or the future economic consequences thereof, require a significant and sustained change in the operations of the Bank, re-evaluations of the Bank’s goodwill valuation will be conducted on a more frequent basis.

Recent Events

On March 4, 2024, the Bank entered into a purchase and assumption agreement (the “Purchase Agreement”) with Berkshire Bank, the banking subsidiary of Berkshire Hills Bancorp, Inc. Under the Purchase Agreement, the Bank will acquire approximately $32 million in loans and one branch location (along with associated personal property and fixtures) and will assume approximately $198 million in deposits. With respect to loans, the Bank will pay an amount equal to the sum of 95% of the aggregate unpaid principal balances, measured as of the closing date, plus any accrued interest through closing on the loans. The Bank will pay a 5.8% premium on the aggregate amount of non-time deposits associated with the branch, measured as of the closing date (the “Core Deposits”), and will assume all non-Core Deposits associated with the branch, measured as of the closing date, at par value. The total deposit premium to be paid by the Bank equates to approximately 4.0% when applied to the aggregated Core Deposits and non-Core Deposits. The Bank will assume Berkshire Bank’s existing commercial lease for the real property associated with the branch (including anticipated annual lease payment costs of approximately $946,000). The transaction is expected to close by the end of the third quarter of 2024 and is subject to receipt of regulatory approvals and certain other customary closing conditions.

On April 1, 2024, the Company announced that its Board of Directors declared a cash dividend of $0.10 per share on the Company's voting common and non-voting common stock, and a cash dividend of $0.10 per notional share for the issued warrant relating to the fiscal quarter ended March 31, 2024. The dividends were payable to all shareholders of record on April 19, 2024 and were paid on May 10, 2024.

Overview and Results of Operations

The following represents the significant highlights of the Company’s operating results between the first quarter of 2024 and the first quarter of 2023.

•
Net income attributable to Pathfinder Bancorp, Inc. decreased $479,000, or 18.4%, to $2.1 million.
•
Basic and diluted earnings per voting common share were both $0.34 per share and decreased $0.09 per share from $0.43 per share.
•
Return on average assets decreased 16 basis points to 0.59% due to a decrease in income and increase in average asset balances.
•
Net interest income, after provision for credit losses, decreased $602,000, or 6.5% to $8.7 million. Excluding the provision, net interest income decreased $568,000, or 5.7%, to $9.4 million. The decrease in net interest income, before provision for credit losses, was primarily due to an increase in the average balance of interest-bearing liabilities of $50.4 million, combined with a 138 basis points increase in the average rates paid on interest-bearing liabilities. These increases in interest expense were partially offset by the increase in the average balance of interest-earning assets of $51.2 million, coupled with an increase in the average yield earned on those assets of 88 basis points, from 4.56% for the three months ended March 31, 2023 to 5.44% for the three months ended March 31, 2024.
•
The net interest margin for the first quarter of 2024 was 2.75%, a 27 basis points decrease compared to 3.02% for the same quarter in 2023. This reflects a 138 basis points increase in the average cost paid on interest-bearing liabilities, partially offset by an 88 basis points increase in the average yield earned on interest-earning assets.
•
The effective income tax rate decreased 0.3% to 19.7% for the three months ended March 31, 2024 as compared to 20.0% for the same three month period in 2023. The decrease in the tax rate in the first quarter of 2024, as compared to the same quarter in 2023, was primarily related to fluctuations in permanent tax differences.

The following reflects the significant changes in financial condition between March 31, 2024 and December 31, 2023. In addition, the following reflects significant changes in asset quality metrics between March 31, 2024 and March 31, 2023.

•
Total assets decreased $12.1 million, or 0.8% to $1.45 billion at March 31, 2024 as compared to December 31, 2023, primarily driven by lower interest-earning deposits balances and loans.
•
Asset quality metrics, as measured by net loan charge-offs, decreased in the first quarter of 2024 in comparison to the fourth quarter of 2023. The annualized net loan charge-offs to average loans ratio was 0.01% at March 31, 2024, compared to 0.47% at December 31, 2023, and 0.01% at March 31, 2023.
•
Nonperforming loans to total loans were 2.2% at March 31, 2024, compared to 1.9% at December 31, 2023 and 2.1% at March 31, 2023. Correspondingly, the ratio of the allowance for credit losses to nonperforming loans was 84.8% at March 31, 2024, as compared to 92.7% at December 31, 2023, and 93.6% at March 31, 2023.

The Company recorded net income of $2.1 million for the three months ended March 31, 2024 compared to net income of $2.6 million for the three months ended March 31, 2023. The $479,000 decrease in net income was due primarily to a $4.1 million increase in total interest expense, a $182,000 increase in noninterest expense, and a $34,000 increase in provision for credit losses. These quarter-over-quarter changes were partially offset by a $3.6 million increase in interest and dividend income, a $145,000 increase in total noninterest income, and a $137,000 decrease in provision for income taxes.

Net interest income before the provision for credit losses decreased $568,000, or 5.7%, to $9.4 million for the three months ended March 31, 2024, as compared to $10.0 million for the same three month period in 2023. The decrease in net interest income was due to a 138 basis points increase in the average cost of total interest-bearing liabilities in the first quarter of 2024, as compared to the same quarter in 2023, combined with a $50.4 million increase in the average balance of total interest-bearing liabilities. The increase in the average rates paid on interest-bearing liabilities in the first quarter of 2024, as compared to the same quarter in 2023, reflects the generally increased rates of interest for all financial instruments that has occurred due to the rising interest rate environment and increased competition for deposits.

These decreases in net interest income were partially offset by the result of increases in the average yields of loans and taxable and tax-exempt investment securities portfolios. These increases resulted in an 88 basis points increase to 5.44% in total average interest-earning asset yield for the three months ended March 31, 2024 as compared to 4.56% for the same three month period of the previous year. The increase in the average yield received on interest-earning assets in the first quarter of 2024, as compared to the same quarter in 2023, reflects generally increased rates of interest for newly funded loans and investment securities, as compared to the average yields within these portfolios, as well as increases in rates for certain adjustable-rate loans and securities in the rising interest rate environment that has occurred in 2023 and 2024.

The Company's noninterest income for the first quarter of 2024 amounted to $1.7 million, reflecting an increase of $145,000, compared to the same quarter of 2023. This increase was primarily attributable to a $20,000, or 1.3% net increase in recurring noninterest income, supplemented by a $125,000 aggregate increase in all other categories of noninterest income. Within the category of recurring noninterest income, quarter-over-quarter revenues increased $222,000, or 18.9%, excluding debit interchange fees. This increase was partially offset by a decrease in net debit card interchange fees of $202,000, or 62.9%. Debit card interchange income declined in the first quarter of 2024, as compared to the same quarter in 2023, as a result of reduced gross interchange revenues related to declining levels of consumer activity and increased rewards program expenses in the higher interest rate environment. Other charges, commissions and fees increased by $188,000, or 73.4%, in the quarter ended March 31, 2024, as compared to the same three month period in 2023, primarily as a result of New York State cumulative mortgage recording tax refunds in the amount of $141,000 and other miscellaneous fees.

The $125,000, or 127.6%, quarter-over-quarter increase in all other (nonrecurring) categories of noninterest income was primarily due to the recognition of a $245,000 refund received from cumulative lessor related pass-through operating expense charges for a leased branch location. This nonrecurring gain was partially offset by a $221,000 decline in gains recognized on the sale or early redemption of investment securities, which were a loss of $148,000 in the first quarter of 2024 as compared to a gain of $73,000 in the same quarter of the previous year. This reduction in the gains recorded related to the sale or early redemption of investment securities was partially offset by a $108,000 quarter-over-quarter increase in realized gains on marketable equity securities.

Total noninterest expense for the first quarter of 2024 was $7.7 million, an increase of $182,000, or 2.4%, compared to the same three month period in 2023. The increase was primarily a result of an increase of $146,000, or 3.5%, in salaries and employee benefits. The adjustments to salary structures and commissions, particularly tied to insurance and investment services, reflect the Bank's strategic efforts to enhance its competitive edge in the market and address the demands of an inflationary environment with respect to attracting and retaining employees. The remainder of the increase in noninterest expenses during the first quarter of 2024, as compared to the first quarter of 2023, totaling $36,000, or 1.0%, was distributed across various categories, reflecting the Bank's ongoing investments in operational efficiency and technology enhancements. These investments are critical to sustaining the Bank's agility and responsiveness to market conditions and customer needs.

Management extensively reviews recent trends in changes in the size and composition of the loan portfolio, historical loss experience, qualitative factors, and specific reserve requirements on loans individually evaluated, in its determination of the adequacy of the ACL. For the three months ended March 31, 2024, $726,000 was recorded in PCL as compared to $692,000 in the same prior year three month period. The provision in the quarter ended March 31, 2024 was reflective of the qualitative factors used in determining the adequacy of the ACL and changes in the levels of delinquent and nonaccrual loans. The first quarter PCL reflects an addition to reserves considering loan growth and asset quality metrics. The credit-sensitive portfolios continue to be carefully monitored, and the Bank will consistently apply its loan classification and reserve building methodologies to the analysis of these portfolios.

The total PCL for the three months ended March 31, 2024 was $726,000, of which $710,000 related to the Company's loan portfolio for the same three month period. In addition, during the first quarter of 2024, the Company recorded modest provisions of $15,000 and $1,000 for reserves related to held-to-maturity securities and unfunded commitments, respectively. The ACL related to loans was therefore $16.7 million at March 31, 2024.

In comparing the year-over-year first quarter periods, the Company’s return on average assets decreased 16 basis points to 0.59% due to the combined effects of the decrease in net income (the numerator in the ratio), and an increase in average assets (the denominator in the ratio). Average assets increased mostly due to an increase of $62.7 million in the average balances of taxable investment securities in the first quarter of 2024, as compared to the same quarter of 2023.

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

	(Unaudited)
	For the three months ended March 31,
	2024			2023
			Average			Average
Unaudited	Average		Yield /	Average		Yield /
(In thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$895,335	$12,268	5.48%	$899,258	$10,658	4.74%
Taxable investment securities	431,114	5,736	5.32%	368,437	3,825	4.15%
Tax-exempt investment securities	29,171	508	6.97%	36,480	455	4.99%
Fed funds sold and interest-earning deposits	13,873	98	2.83%	14,163	105	2.97%
Total interest-earning assets	1,369,493	18,610	5.44%	1,318,338	15,043	4.56%
Noninterest-earning assets:
Other assets	94,677			101,194
Allowance for credit losses	(16,081)			(17,061)
Net unrealized losses on available-for-sale securities	(11,187)			(12,529)
Total assets	$1,436,902			$1,389,942
Interest-bearing liabilities:
NOW accounts	$99,688	$263	1.06%	$97,796	$91	0.37%
Money management accounts	11,653	3	0.10%	15,300	4	0.10%
MMDA accounts	213,897	1,933	3.61%	261,594	1,275	1.95%
Savings and club accounts	112,719	73	0.26%	133,532	64	0.19%
Time deposits	524,368	5,139	3.92%	454,980	2,603	2.29%
Subordinated debt	29,930	491	6.56%	29,748	472	6.35%
Borrowings	137,882	1,308	3.79%	86,761	566	2.61%
Total interest-bearing liabilities	1,130,137	9,210	3.26%	1,079,711	5,075	1.88%
Noninterest-bearing liabilities:
Demand deposits	169,748			180,845
Other liabilities	15,986			16,403
Total liabilities	1,315,871			1,276,959
Shareholders' equity	121,031			112,983
Total liabilities & shareholders' equity	$1,436,902			$1,389,942
Net interest income		$9,400			$9,968
Net interest rate spread			2.18%			2.68%
Net interest margin			2.75%			3.02%
Ratio of average interest-earning assets to average interest-bearing liabilities			121.18%			122.10%

In the first quarter of 2024, net interest income, before provision for credit losses, for the Company decreased by $568,000 or 5.7%, to $9.4 million compared to $10.0 million for the same quarter in 2023. This decrease was due principally to a 138 basis points increase on the average cost of interest-bearing liabilities, partially offset by an increase of 88 basis points in the average yield of interest-earning assets. Net interest income was positively impacted by an increase in the average balance of interest-earning assets of $51.2 million, or 3.9%. The positive effect of this increase on the average balance of interest-earning assets was offset by an increase of $50.4 million, or 4.7%, in average interest-bearing liabilities. In total, net interest margin decreased 27 basis points to 2.75% for the three months ended March 31, 2024 as compared to the same prior year period.

Interest and dividend income increased by $3.6 million, or 23.7%, to $18.6 million for the three months ended March 31, 2024 compared to $15.0 million for the same three month period in 2023. The increase in interest and dividend income between comparable quarters was a result of a $1.6 million increase in loan interest income, and a $1.9 million increase in interest income derived from investment securities. The positive effect on interest income was the result of a 74 basis points increase in the average loan yield, and a 120 basis points increase in the average yield on investment securities, and a $55.4 million increase in the average outstanding balance of investment securities, partially offset by a $3.9 million decrease in the average outstanding balance of loans. The increase in the average yield received on interest-earning assets in the first quarter of 2024, as compared to the same quarter in 2023, reflects generally increased rates of interest for newly funded loans and investment securities, as compared to the average yields within these portfolios, as well as increases in rates for certain adjustable-rate loans and securities in the rising interest rate environment that has occurred in 2023 and 2024.

Interest expense for the three months ended March 31, 2024 increased by $4.1 million to $9.2 million when compared to the same prior year period due primarily to an increase in interest expense on time deposits and the Company's borrowings. Interest expense increased due to a 138 basis points increase in the average rates paid on interest-bearing liabilities between the two periods, accompanied by an increase in the average outstanding balance of those liabilities of $50.4 million. The increase in the quarterly interest expense was primarily a result of the increase in the average cost of deposits resulting from the rapidly rising interest rate environment and increased competition. The deposit mix continued to shift towards higher rate deposits resulting in a $69.4 million increase in average time deposit balances, partially offset by a decrease of $877,000 in the average balance of all other types of interest-bearing deposits. In addition, the Company increased its average borrowings by $50.4 million to increase balance sheet liquidity to fund loans and the purchase of investment securities.

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

	Three months ended March 31,
	2024 vs. 2023
	Increase/(Decrease) Due to
			Total
Unaudited			Increase
(In thousands)	Volume	Rate	(Decrease)
Interest Income:
Loans	$(318)	$1,928	$1,610
Taxable investment securities	720	1,191	1,911
Tax-exempt investment securities	(467)	520	53
Interest-earning deposits	(2)	(5)	(7)
Total interest income	(67)	3,634	3,567
Interest Expense:
NOW accounts	2	170	172
Money management accounts	(1)	-	(1)
MMDA accounts	(1,417)	2,075	658
Savings and club accounts	(53)	62	9
Time deposits	447	2,089	2,536
Subordinated debt	3	16	19
Borrowings	419	323	742
Total interest expense	(600)	4,735	4,135
Net change in net interest income	$533	$(1,101)	$(568)

Deposits

The Company’s deposit base is drawn from eleven full-service offices in its market area. The deposit base consists of demand deposits, money management and money market deposit accounts, savings, and time deposits. Total deposits increased by $20.7 million, or 1.8% from December 31, 2023. The increase in consumer and business deposits during the quarter ended March 31, 2024, reflected the Bank’s increased market penetration among both non-business and business customers. For the quarter ended March 31, 2024, 57.0% of the Company's deposit base of $1.1 billion consisted of core deposits. Core deposits, which exclude time deposits, are considered to be more stable and generally provide the Company with a lower cost of funds than time deposits. The Company will continue to emphasize retail and business core deposits in the future by providing depositors with a full range of deposit product offerings and will maintain its recent focus on deposit gathering within the Syracuse market.

A summary of deposits by category at March 31, 2024 and December 31, 2023 is as follows:

(In thousands)	March 31, 2024	December 31, 2023
Savings accounts	$111,465	$134,880
Time accounts	179,279	314,109
Time accounts in excess of $250,000	313,338	71,696
Money management accounts	11,676	16,107
MMDA accounts	215,101	270,326
Demand deposit interest-bearing	134,196	127,395
Demand deposit noninterest-bearing	176,434	183,711
Mortgage escrow funds	4,624	7,206
Total Deposits	$1,146,113	$1,125,430

In addition to deposits obtained from its business operations within its target market areas, the Bank also obtains brokered deposits through various programs administered by IntraFi Network and through other unaffiliated third-party financial institutions.

The following table sets forth our nonbrokered and brokered deposit activities in the periods indicated:

	March 31, 2024			December 31, 2023
(In thousands)	Nonbrokered	Brokered	Total	Nonbrokered	Brokered	Total
Savings accounts	$111,465		$111,465	$113,543	$-	$113,543
Time accounts	179,279		179,279	174,864	202,706	377,570
Time accounts of $250,000 or more	114,514	198,824	313,338	95,272	-	95,272
Money management accounts	11,676		11,676	12,364	-	12,364
MMDA accounts	215,101		215,101	224,707	-	224,707
Demand deposit interest-bearing	94,196	40,000	134,196	79,321	40,000	119,321
Demand deposit noninterest-bearing	176,434		176,434	170,169	-	170,169
Mortgage escrow funds	4,624		4,624	7,121	-	7,121
Total Deposits	$907,289	$238,824	$1,146,113	$877,361	$242,706	$1,120,067

Provision for Credit Losses

We establish a provision for credit losses, which is charged to operations, at a level management believes is appropriate to absorb lifetime credit losses in the loan portfolio. In evaluating the level of the allowance for credit losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The provision for credit losses represents management’s estimate of the amount necessary to maintain the allowance for credit losses at an adequate level.

The Company recorded $726,000 in provision for credit losses for the three month period ended March 31, 2024, as compared to $692,000 for the three month period ended March 31, 2023. The provisioning in the first quarter of 2024 and 2023 reflects management’s determination of the appropriate level of additions to reserves, the composition of the loan portfolio, changes in quantifiable econometric data statistically correlated to historical charge-off rates, subjective qualitative assessments of changes in a broad array of factors including changes to underwriting criteria, loan staffing and local market conditions. This represents a $34,000 increase in provision for credit losses in the first quarter of 2024, as compared to the same period in 2023. The Bank's credit sensitive portfolios continue to be carefully monitored, and the Bank will consistently apply its loan classification and reserve building methodologies to the analysis of these portfolios. Please refer to the asset quality section below for a further discussion of asset quality as it relates to the allowance for credit losses.

The Company measures delinquency based on the amount of past due loans as a percentage of total loans. The ratio of delinquent loans to total loans increased to 5.5% at March 31, 2024 as compared to 3.7% at December 31, 2023. Delinquent loans (numerator) increased $15.3 million while total loan balances (denominator) decreased $5.7 million at March 31, 2024, as compared to December 31, 2023. The increase in past due loans was driven by a $13.9 million increase in loans delinquent 30-59 days and over past due, and an increase of $2.4 million in loans delinquent 90 days and over at March 31, 2024, offset by a decrease of $890,000 in loans delinquent 60-89 days, as compared to December 31, 2023. The increase of $2.7 million primarily consisted of increases in commercial real estate, commercial lines of credit and commercial loans.

At March 31, 2023, there were $25.9 million in loans past due including $4.5 million in loans 30-59 days past due, $2.5 million in loans 60-89 days past due and $18.9 million in loans 90 or more days past due. At December 31, 2023, there were $34.3 million in loans past due including $13.6 million in loans 30-59 days past due, $3.2 million in loans 60-89 days past due and $17.2 million in loans 90 or more days past due.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, including insurance agency commissions, and net gains on sales of securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

	For the three months ended,
(In thousands)	March 31, 2024	March 31, 2023	Change
Service charges on deposit accounts	$309	$267	$42	15.7%
Earnings and gain on bank owned life insurance	157	158	(1)	-0.6%
Loan servicing fees	88	72	16	22.2%
Debit card interchange fees	119	321	(202)	-62.9%
Insurance agency revenue	397	420	(23)	-5.5%
Other charges, commissions and fees	444	256	188	73.4%
Noninterest income before gains	1,514	1,494	20	1.3%
(Losses) gains on sales and redemptions of investment securities	(148)	73	(221)	-302.7%
Gain on sales of loans and foreclosed real estate	18	25	(7)	-28.0%
Non-recurring gain on lease renegotiations	245	-	245	100.0%
Gains on marketable equity securities	108	-	108	100.0%
Total noninterest income	$1,737	$1,592	$145	9.1%

First quarter noninterest income was $1.7 million, an increase of $145,000, or 9.1% compared to the same three month period in 2023.

This modest increase for the first quarter of 2024 was the result of a $20,000, or 1.3%, net increase in recurring noninterest income, supplemented by a $125,000 aggregate increase in all other categories of noninterest income. Within the category of recurring noninterest income, quarter-over-quarter revenues increased $222,000, or 18.9%, excluding debit interchange fees. This increase was partially offset by a decrease in net debit card interchange fees of $202,000, or 62.9%. Debit card interchange income declined in the first quarter of 2024, as compared to the same quarter in 2023, as a result of reduced gross interchange revenues related to declining levels of consumer activity and increased rewards program expenses in the higher interest rate environment.

Other charges, commissions and fees increased by $188,000, or 73.4%, in the quarter ended March 31, 2024, as compared to the same three month period in 2023, primarily as a result of New York State cumulative mortgage recording tax refunds in the amount of $141,000 and other miscellaneous fees.

The $125,000, or 127.6%, quarter-over-quarter increase in all other (nonrecurring) categories of noninterest income was primarily due to the recognition of a $245,000 refund received from cumulative lessor related pass-through operating expense charges for a leased branch location. This nonrecurring gain was partially offset by a $221,000 decline in gains recognized on the sale or early redemption of investment securities, which were a loss of $148,000 in the first quarter of 2024 as compared to a gain of $73,000 in the same quarter of the previous year. This reduction in the gains recorded related to the sale or early redemption of investment securities was partially offset by a $108,000 quarter-over-quarter increase in realized gains on marketable equity securities.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

	For the three months ended,
(In thousands)	March 31, 2024	March 31, 2023	Change
Salaries and employee benefits	$4,329	$4,183	$146	3.5%
Building and occupancy	816	852	(36)	-4.2%
Data processing	528	553	(25)	-4.5%
Professional and other services	562	536	26	4.9%
Advertising	105	206	(101)	-49.0%
FDIC assessments	229	219	10	4.6%
Audits and exams	170	159	11	6.9%
Insurance agency expense	285	261	24	9.2%
Community service activities	52	30	22	73.3%
Foreclosed real estate expenses	25	14	11	78.6%
Other expenses	605	511	94	18.4%
Total noninterest expenses	$7,706	$7,524	$182	2.4%

Total noninterest expense for the first quarter of 2024 was $7.7 million, an increase of $182,000, or 2.4%, compared to the same three month period in 2023. This rise was driven primarily by a $146,000, or 3.5%, increase in salaries and employee benefits. The adjustments to salary structures and commissions, particularly tied to insurance and investment services, reflect the Bank's strategic efforts to enhance its competitive edge in the market and address the demands of an inflationary environment with respect to attracting and retaining employees.

The remainder of the increase in noninterest expenses during the first quarter of 2024, as compared to the first quarter of 2023, totaling $36,000, or 1.0%, was distributed across various categories, reflecting the Bank's ongoing investments in operational efficiency and technology enhancements. These investments are critical to sustaining the Bank's agility and responsiveness to market conditions and customer needs.

We anticipate further increases in personnel expenses as we continue to fill vacancies and make targeted compensation adjustments. These planned investments in our workforce are key to retaining top talent and ensuring the Bank's personnel are well-equipped to deliver exceptional service. Such strategic staffing enhancements are integral to maintaining our competitive position and achieving long-term success in the dynamic banking landscape.

Income Tax Expense

Income tax expense decreased $137,000 to $532,000, with an effective tax rate of 19.7%, for the quarter ended March 31, 2024, as compared to $669,000 with an effective tax rate of 20.0% for the same three month period in 2023. The decrease in income tax expense for the quarter ended March 31, 2024, as compared to the same quarter in 2023, was primarily driven by a decrease of $479,000 in income before taxes. The effective income tax rate decreased .03% to 19.7% for the three months ended March 31, 2024 as compared to 20.0% for the same three month period in 2023. The decrease in the tax rate in the first quarter of 2024, as compared to the same quarter in 2023, was primarily related to fluctuations in permanent tax differences.

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

Earnings per Share

Basic and diluted earnings per Voting and Series A Non-Voting share were $0.34 per share for the first quarter of 2024, as compared to $0.43 per basic and diluted Voting and Series A Non-Voting share for the same quarter of 2023. The decrease in earnings per share between these two periods was due to the decrease in net income between these two time periods. Further information on earnings per share can be found in Note 3 of the unaudited consolidated financial statements of this Form 10-Q.

Changes in Financial Condition

Assets

Total assets decreased $12.1 million, or 0.83%, to $1.45 billion at March 31, 2024 as compared to December 31, 2023. This decrease was due primarily to decreases in loans and total cash and cash equivalents.

Loans totaled $891.5 million at March 31, 2024, a decrease of $5.7 million, or 0.63%, compared to $897.2 million at December 31, 2023. This was primarily due to decreases of $5.3 million in total residential mortgage loans and $1.8 million in total consumer loans, partially offset by increases of $1.4 million in commercial loans. Total cash and cash equivalents totaled $29.2 million at March 31, 2024, a decrease of $19.5 million, or 40.0%, compared to $48.7 million at December 31, 2023. This was due to decreases of $20.7 million in interest-earning deposits, slightly offset by increases in cash and due from banks of $1.2 million.

Total decreases in assets were partially offset by an increase in investment securities, including investment in FHLB-NY stock, of $12.1 million, or 2.7%, to $462.0 million at March 31, 2024, as compared to December 31, 2023. This was due to increases of $20.3 million in available-for-sale securities and $136,000 in marketable equity securities, partially offset by decreases of $6.6 million in held-to-maturity securities and $1.7 million in FHLB-NY stock.

Liabilities

Total liabilities decreased $14.5 million, or 1.1%, to $1.33 billion at March 31, 2024 as compared to December 31, 2023. This decrease was due primarily to a decrease in borrowed funds balances from the FHLB-NY of $34.1 million, or 27.1%, to $91.6 million at March 31, 2024, from $125.7 million at December 31, 2023.

Total decreases in liabilities were slightly offset by a $26.0 million, or 2.3% increase in total deposits to $1.15 billion at March 31, 2024, as compared to December 31, 2023. This increase in deposits includes an increase of $19.8 million in interest-bearing deposits, and $6.3 million in noninterest-bearing deposits.

Shareholders’ Equity

Shareholders' equity increased by $2.3 million, or 1.9%, from $119.5 million at December 31, 2023, to $121.8 million on March 31, 2024. This increase was primarily due to the Company’s recorded net income of $2.1 million and a decrease in accumulated other comprehensive loss of $743,000, partially reduced by declared dividends to shareholders of $622,000.

Capital

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its banking operations. This strong capital position serves to support growth and expansion activities while at the same time exceeding regulatory standards. At March 31, 2024, the Bank met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 8%, Tier 1 common equity exceeding 6.5%, and a total risk-based capital ratio exceeding 10%.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The buffer is separate from the capital ratios required under the Prompt Corrective Actions (“PCA”) standards. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum levels of the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity. At March 31, 2024, the Bank exceeded all regulatory required minimum capital ratios, including the capital buffer requirements.

Pathfinder Bank’s capital amounts and ratios as of the indicated dates are presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be "Well-Capitalized" Under Prompt Corrective Provisions		Minimum For Capital Adequacy with Buffer
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2024:
Total Core Capital (to Risk-Weighted Assets)	$158,149	15.65%	$80,856	8.00%	$101,070	10.00%	$106,123	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$145,454	14.39%	$60,642	6.00%	$80,856	8.00%	$85,909	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$145,454	14.39%	$45,481	4.50%	$65,695	6.50%	$70,749	7.00%
Tier 1 Capital (to Assets)	$145,454	10.13%	$57,460	4.00%	$71,824	5.00%	$71,824	5.00%
As of December 31, 2023
Total Core Capital (to Risk-Weighted Assets)	$155,922	15.05%	$82,860	8.00%	$103,575	10.00%	$108,753	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$142,927	13.80%	$62,145	6.00%	$82,860	8.00%	$88,038	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$142,927	13.80%	$46,609	4.50%	$67,324	6.50%	$72,502	7.00%
Tier 1 Capital (to Assets)	$142,927	10.11%	$56,548	4.00%	$70,685	5.00%	$70,685	5.00%

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

	March 31,	December 31,
(In thousands)	2024	2023
Regulatory Capital Ratios (Bank only)
Total capital (to risk-weighted assets)
Total equity (GAAP)	$141,208	$137,943
Goodwill	(4,536)	(4,536)
Intangible assets	(80)	(85)
Addback: Accumulated other comprehensive income	8,862	9,605
Total Tier 1 Capital	$145,454	$142,927
Allowance for credit losses (subject to regulatory limits)	12,695	12,995
Total Tier 2 Capital	$12,695	$12,995
Total Tier 1 plus Tier 2 Capital (numerator)	$158,149	$155,922
Risk-weighted assets (denominator)	1,010,695	1,035,747
Total core capital to risk-weighted assets	15.65%	15.05%

Tier 1 capital (to risk-weighted assets)
Total Tier 1 capital (numerator)	$145,454	$142,927
Risk-weighted assets (denominator)	1,010,695	1,035,747
Total capital to risk-weighted assets	14.39%	13.80%

Tier 1 capital (to adjusted assets)
Total Tier 1 capital (numerator)	$145,454	$142,927
Total average assets	1,441,105	1,418,313
Goodwill	(4,536)	(4,536)
Intangible assets	(80)	(85)
Adjusted assets (denominator)	$1,436,489	$1,413,692
Total capital to adjusted assets	10.13%	10.11%

Tier 1 Common Equity (to risk-weighted assets)
Total Tier 1 capital (numerator)	$145,454	$142,927
Risk-weighted assets (denominator)	1,010,695	1,035,747
Total Tier 1 Common Equity to risk-weighted assets	14.39%	13.80%

Loan and Asset Quality and Allowance for Credit Losses

The following table represents information concerning the aggregate amount of non-accrual loans at the indicated dates:

	March 31,	December 31,	March 31,
(In thousands)	2024	2023	2023
Nonaccrual loans:
Commercial and commercial real estate loans	$14,305	$12,317	$15,701
Consumer	3,572	3,140	2,029
Residential mortgage loans	1,775	1,770	1,372
Total nonaccrual loans	19,652	17,227	19,102
Total nonperforming loans	19,652	17,227	19,102
Foreclosed real estate	82	151	221
Total nonperforming assets	$19,734	$17,378	$19,323

Nonperforming loans to total loans	2.20%	1.92%	2.10%
Nonperforming assets to total assets	1.36%	1.19%	1.38%

Nonperforming assets include nonaccrual loans, and foreclosed real estate (‘‘FRE”).

As indicated in the table above, nonperforming assets at March 31, 2024 were $19.7 million, and were $2.4 million higher than the $17.4 million reported at December 31, 2023 and $411,000 higher than the $19.3 million reported at March 31, 2023. The increase in the nonperforming loans on March 31, 2024, as compared to December 31, 2023, was primarily the result of the downgrade of one commercial real estate loan with a balance of $1.4 million, $900,000 in commercial and consumer loan relationships, and $200,000 in other loans in the aggregate.

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

The allowance for credit losses on loans represents management’s estimate of the lifetime losses inherent in the loan portfolio as of the date of the statement of condition. The allowance for credit losses was $16.7 million and $16.0 million at March 31, 2024 and December 31, 2023, respectively. The ratio of the allowance for credit losses to total loans was 1.87% as of March 31, 2024, as compared to 1.78% at December 31, 2023 and 1.96% at March 31, 2023. Management performs a quarterly evaluation of the allowance for credit losses based on quantitative and qualitative factors and has determined that the current level of the allowance for credit losses is adequate to absorb the losses in the loan portfolio as of March 31, 2024.

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

At March 31, 2024 and December 31, 2023, the Company had $23.2 million and $22.6 million in loans, respectively, which were individually analyzed, having established specific reserves of $3.8 million and $3.7 million, respectively, on these loans. The $100,000 increase in specifically-identified loans between these two dates was the result of a small number of general loans placed into nonaccrual status.

Appraisals are obtained at the time a real estate secured loan is originated. For commercial real estate held as collateral, the property is inspected every two years.

Management has identified certain loans with potential credit profiles that may result in the borrowers not being able to comply with the current loan repayment terms and which may result in possible future identified loan reporting. Potential problem loans totaled $42.7 million at March 31, 2024, a decrease of $400,000, as compared to $43.1 million at December 31, 2023. These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered specifically-identified.

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

Through the first three months of 2024, as indicated in the consolidated statement of cash flows, the Company reported net cash flow from operating activities of $504,000 and net cash outflow of $7.4 million related to investing activities. The net cash outflow from investing activities was generated principally by a $13.0 million increase in net investment activity, a $230,000 increase in premises and equipment and a decrease of $5.7 million in net loan activity. The Company reported net cash outflows from financing activities of $12.6 million, primarily due to a $38.2 million decrease in net borrowings, a $26.0 million decrease in deposits, and an aggregate decrease of $502,000 in net cash from all other financing sources, including dividends paid to common voting and non-voting shareholders and warrants of $560,000.

The Bank’s management monitors liquidity on a continuous basis through a broad range of internal programs and considers effective liquidity management to be one of its primary objectives. At March 31, 2024 the Bank had deposits of $1.15 billion, of which a portion were nominally uninsured, as they were above the insurance limits established by the Federal Deposit Insurance Corporation (“FDIC”) on that date. Of the nominally uninsured deposits at March 31, 2024, $72.7 million were insured through a long-standing reciprocal deposit program managed by a third-party entity. In addition, $140.5 million in municipal deposits are fully protected against principal loss by a collateral program whereby the Bank places high-quality securities with an independent custodian as collateral. The Bank had $126.9 million in deposits, representing 11.1% of all deposits, that were considered to be uninsured at March 31, 2024.

The Company has a number of existing credit facilities available to it. At March 31, 2024, total credit available under the existing lines of credit was approximately $225.5 million at FHLBNY, the Federal Reserve Bank, and two other correspondent banks. At March 31, 2024, the Company had $137.4 million of the available lines of credit utilized on its existing lines of credit with the remainder of $88.1 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of March 31, 2024, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

Off-Balance Sheet Arrangements

The Company is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. At March 31, 2024, the Company had $215.0 million in outstanding commitments to extend credit and standby letters of credit.

The Company's exposure to credit loss in the event of nonperformance related to off-balance sheet arrangements is proportional to the contractual amount of those instruments. Such financial instruments are recorded when they are funded. The Company records an allowance for credit losses on off-balance sheet credit exposures, unless such commitments are unconditionally cancelable, through the provision for credit losses expense. The allowance for credit losses on off-balance sheet credit exposures as of March 31, 2024 was $600,000 and is included in other liabilities on the Company's consolidated Statements of Condition.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information relating to this item.

Item 4 – Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer), management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. The term “disclosure controls and procedures,” under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our CEO and CFO concluded that our disclosure controls and procedures were effective as of that date.

We did not make any changes in internal control over financial reporting during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At March 31, 2024, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material and adverse effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities, and Use of Proceeds, and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2024 through January 31, 2024	-	$-	-	74,292

February 1, 2024 through February 29, 2024	-	$-	-	74,292

March 1, 2024 through March 30, 2024	-	$-	-	74,292

(1)
On August 29, 2016, our Board of Directors authorized the repurchase of up to 217,692 shares of our common stock, or 5% of the Company’s shares outstanding as of that date.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

During the first quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

PATHFINDER BANCORP, INC.

(registrant)

May 15, 2024	/s/ James A. Dowd
James A. Dowd
President and Chief Executive Officer

May 15, 2024	/s/ Walter F. Rusnak
Walter F. Rusnak
Senior Vice President, Chief Financial Officer