Form 10-Q
period 2024-06-30
Pathfinder Bancorp, Inc.
filed 2024-08-14
CIK 1609065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

(Exact Name of Company as Specified in its Charter)

Maryland (State of Other Jurisdiction of Incorporation)	001-36695 (Commission File No.)	38-3941859 (I.R.S. Employer Identification No.)

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

As of August 9, 2024, there were 4,719,788 shares outstanding of the registrant’s Voting common stock and 1,380,283 shares outstanding of the registrant’s Series A Non-Voting common stock.

Table of Contents

PATHFINDER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.

Consolidated Statements of Condition

(Unaudited)

	June 30,	December 31,
(In thousands, except share and per share data)	2024	2023
ASSETS:
Cash and due from banks	$12,022	$12,338
Interest-earning deposits	19,797	36,394
Total cash and cash equivalents	31,819	48,732
Available-for-sale securities, at fair value	274,977	258,716
Held-to-maturity securities, at amortized cost (fair value of $156,280 and $168,034, respectively)	166,271	179,286
Marketable equity securities, at fair value	3,793	3,206
Federal Home Loan Bank stock, at cost	8,702	8,748
Loans	888,263	897,207
Less: Allowance for credit losses	16,892	15,975
Loans receivable, net	871,371	881,232
Premises and equipment, net	18,878	18,441
Assets held-for-sale	3,042	3,042
Operating lease right-of-use assets	1,459	1,526
Finance lease right-of-use assets	4,004	4,073
Accrued interest receivable	7,076	7,286
Foreclosed real estate	60	151
Intangible assets, net	76	85
Goodwill	4,536	4,536
Bank owned life insurance	24,967	24,641
Other assets	25,180	22,097
Total assets	$1,446,211	$1,465,798

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$932,132	$949,898
Noninterest-bearing	169,145	170,169
Total deposits	1,101,277	1,120,067
Short-term borrowings	127,577	125,680
Long-term borrowings	45,869	49,919
Subordinated debt	30,008	29,914
Accrued interest payable	2,092	2,245
Operating lease liabilities	1,652	1,711
Finance lease liabilities	4,359	4,381
Other liabilities	9,203	11,625
Total liabilities	1,322,037	1,345,542
Shareholders' equity:
Voting common stock, par value $0.01; 25,000,000 authorized shares; 4,719,788 and 4,719,288 shares issued and outstanding, respectively	47	47
Non-Voting common stock, par value $0.01; 1,505,283 authorized shares; 1,380,283 shares issued and outstanding, respectively	14	14
Additional paid in capital	53,182	53,114
Retained earnings	78,936	76,060
Accumulated other comprehensive loss	(8,786)	(9,605)
Unearned ESOP shares	(45)	(135)
Total Pathfinder Bancorp, Inc. shareholders' equity	123,348	119,495
Noncontrolling interest	826	761
Total equity	124,174	120,256
Total liabilities and shareholders' equity	$1,446,211	$1,465,798

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended		For the six months ended
(In thousands, except per share data)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest and dividend income:
Loans, including fees	$12,489	$11,791	$24,757	$22,449
Debt securities:
Taxable	5,736	4,173	11,343	7,920
Tax-exempt	498	479	1,006	934
Dividends	178	123	307	201
Federal funds sold and interest earning deposits	121	55	219	160
Total interest and dividend income	19,022	16,621	37,632	31,664
Interest expense:
Interest on deposits	7,626	5,625	15,037	9,662
Interest on short-term borrowings	1,226	578	2,340	950
Interest on long-term borrowings	201	203	395	397
Interest on subordinated debt	489	483	980	955
Total interest expense	9,542	6,889	18,752	11,964
Net interest income	9,480	9,732	18,880	19,700
Provision for (benefit from) credit losses:
Loans	304	1,185	1,014	1,877
Held-to-maturity securities	(74)	(29)	(59)	(29)
Unfunded commitments	60	(16)	61	(16)
Total provision for credit losses	290	1,140	1,016	1,832
Net interest income after provision for credit losses	9,190	8,592	17,864	17,868
Noninterest income:
Service charges on deposit accounts	330	303	639	570
Earnings and gain on bank owned life insurance	167	143	324	301
Loan servicing fees	112	67	200	139
Net realized gains (losses) on sales and redemptions of investment securities	16	-	(132)	73
Net realized losses on sales of marketable equity securities	(139)	(169)	(31)	(169)
Gains on sales of loans and foreclosed real estate	40	117	58	142
Debit card interchange fees	191	112	310	433
Insurance agency revenue	260	271	657	691
Other charges, commissions & fees	234	243	923	499
Total noninterest income	1,211	1,087	2,948	2,679
Noninterest expense:
Salaries and employee benefits	4,399	3,906	8,728	8,089
Building and occupancy	914	979	1,730	1,831
Data processing	550	483	1,078	1,036
Professional and other services	696	503	1,258	1,039
Advertising	116	166	221	372
FDIC assessments	228	222	457	441
Audits and exams	123	158	293	317
Insurance agency expense	232	283	517	544
Community service activities	39	66	91	96
Foreclosed real estate expenses	30	18	55	32
Other expenses	581	390	1,186	901
Total noninterest expense	7,908	7,174	15,614	14,698
Income before provision for income taxes	2,493	2,505	5,198	5,849
Provision for income taxes	481	530	1,013	1,199
Net income attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	2,012	1,975	4,185	4,650
Net income (loss) attributable to noncontrolling interest	12	(7)	65	69
Net income attributable to Pathfinder Bancorp Inc.	$2,000	$1,982	$4,120	$4,581

Voting Earnings per common share - basic and diluted	$0.32	$0.32	$0.66	$0.75
Series A Non-Voting Earnings per common share- basic and diluted	$0.32	$0.32	$0.66	$0.75
Dividends per common share (Voting and Series A Non-Voting)	$0.10	$0.09	$0.20	$0.18

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the three months ended		For the six months ended
(In thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Net Income	$2,012	$1,975	$4,185	$4,650

Other Comprehensive Income (Loss)
Retirement Plans:
Retirement plan net gains recognized in plan expenses	38	56	75	111
Net unrealized gain on retirement plans	38	56	75	111

Unrealized holding gains on available-for-sale securities:
Unrealized holding (losses) gains arising during the period	(64)	(569)	238	(1,077)
Reclassification adjustment for net (gains) losses included in net income	(15)	-	139	1,933
Net unrealized (losses) gains on available-for-sale securities	(79)	(569)	377	856

Derivatives and hedging activities:
Unrealized holding gains arising during the period	144	735	656	119
Net unrealized gains (losses) on derivatives and hedging activities	144	735	656	119

Other comprehensive income, before tax	103	222	1,108	1,086
Tax effect	(27)	(58)	(289)	(284)
Other comprehensive income, net of tax	76	164	819	802
Comprehensive income	$2,088	$2,139	$5,004	$5,452
Comprehensive income (loss), attributable to noncontrolling interest	$12	$(7)	$65	$69
Comprehensive income attributable to Pathfinder Bancorp, Inc.	$2,076	$2,146	$4,939	$5,383

Tax Effect Allocated to Each Component of Other Comprehensive (Loss) Income
Retirement plan net gains recognized in plan expenses	$(10)	$(15)	$(20)	$(29)
Unrealized holding losses (gains) on available-for-sale securities arising during the period	17	149	(62)	281
Reclassification adjustment for net losses on available-for-sale securities included in net income	4	-	(36)	(505)
Unrealized gains on derivatives and hedging arising during the period	(38)	(192)	(171)	(31)
Income tax effect related to other comprehensive income	$(27)	$(58)	$(289)	$(284)

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
Three months ended June 30, 2024 and June 30, 2023
(Unaudited)

(In thousands, except share and per share data)	Common Stock	Non-Voting Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP shares	Non-controlling Interest	Total
Balance, March 31, 2024	$47	$14	$53,151	$77,558	$(8,862)	$(90)	$814	$122,632
Net income	-	-	-	2,000	-	-	12	2,012
Other comprehensive income net of tax	-	-	-	-	76	-	-	76
ESOP shares earned (6,111 shares)	-	-	31	-	-	45	-	76
Stock options exercised	-	-	-	-	-	-	-	-
Common stock dividends declared ($0.10 per share)	-	-	-	(471)	-	-	-	(471)
Non-Voting common stock dividends declared ($0.10 per share)	-	-	-	(138)	-	-	-	(138)
Warrant dividends declared ($0.10 per share)	-	-	-	(13)	-	-	-	(13)
Balance, June 30, 2024	$47	$14	$53,182	$78,936	$(8,786)	$(45)	$826	$124,174

Balance, March 31, 2023	$47	$14	$52,207	$71,236	$(11,534)	$(270)	$661	$112,361
Net income	-	-	-	1,982	-	-	(7)	1,975
Other comprehensive income, net of tax	-	-	-	-	164	-	-	164
ESOP shares earned (6,111 shares)	-	-	42	-	-	45	-	87
Stock based compensation	-	-	28	-	-	-	-	28
Common stock dividends declared ($0.09 per share)	-	-	-	(419)	-	-	-	(419)
Non-Voting common stock dividends declared ($0.09 per share)	-	-	-	(124)	-	-	-	(124)
Warrant dividends declared ($0.09 per share)	-	-	-	(11)	-	-	-	(11)
Adoption of ASU 2016-13 Current Expected Credit Losses	-	-	-	-	-	-	-	-
Balance, June 30, 2023	$47	$14	$52,645	$72,664	$(11,370)	$(225)	$654	$114,429

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
Six months ended June 30, 2024 and June 30, 2023
(Unaudited)

(In thousands, except share and per share data)	Common Stock	Non-Voting Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP shares	Non-controlling Interest	Total
Balance, January 1, 2024	$47	$14	$53,114	$76,060	$(9,605)	$(135)	$761	$120,256
Net income	-	-	-	4,120	-	-	65	4,185
Other comprehensive income, net of tax	-	-	-	-	819	-	-	819
ESOP shares earned (12,221 shares)	-	-	63	-	-	90	-	153
Stock based compensation	-	-	-	-	-	-	-	-
Stock options exercised	-	-	5	-	-	-	-	5
Common stock dividends declared ($0.20 per share)	-	-	-	(943)	-	-	-	(943)
Non-Voting common stock dividends declared ($0.20 per share)	-	-	-	(276)	-	-	-	(276)
Warrant dividends declared ($0.20 per share)	-	-	-	(25)	-	-	-	(25)
Cumulative effect of affiliate capital allocation	-	-	-	-	-	-	-	-
Distributions from affiliates	-	-	-	-	-	-	-	-
Balance, June 30, 2024	$47	$14	$53,182	$78,936	$(8,786)	$(45)	$826	$124,174

Balance, January 1, 2023	$47	$14	$52,101	$71,322	$(12,172)	$(315)	$585	$111,582
Net income	-	-	-	4,581	-	-	69	4,650
Other comprehensive loss, net of tax	-	-	-	-	802	-	-	802
ESOP shares earned (12,221 shares)	-	-	112	-	-	90	-	202
Stock based compensation	-	-	64	-	-	-	-	64
Stock options exercised	-	-	368	-	-	-	-	368
Common stock dividends declared ($0.18 per share)	-	-	-	(834)	-	-	-	(834)
Non-Voting common stock dividends declared ($0.18 per share)	-	-	-	(248)	-	-	-	(248)
Warrant dividends declared ($0.18 per share)	-	-	-	(23)	-	-	-	(23)
Adoption of ASU 2016-13 Current Expected Credit Losses	-	-	-	(2,134)	-	-	-	(2,134)
Cumulative effect of affiliate capital allocation	-	-	-	-	-	-	-	-
Distributions from affiliates	-	-	-	-	-	-	-	-
Balance, June 30, 2023	$47	$14	$52,645	$72,664	$(11,370)	$(225)	$654	$114,429

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
(In thousands)	2024	2023
OPERATING ACTIVITIES
Net income attributable to Pathfinder Bancorp, Inc.	$4,120	$4,581
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for credit losses	1,016	1,832
Proceeds from sales of loans held-for-sale	2,534	2,798
Originations of loans held-for-sale	(2,592)	(2,609)
Realized (gains) losses on sales, redemptions and calls of:
Foreclosed real estate	-	28
Loans	58	(170)
Available-for-sale investment securities	127	(79)
Held-to-maturity investment securities	5	6
Marketable securities	31	-
Depreciation	674	706
Amortization of mortgage servicing rights	(24)	(19)
Amortization of deferred loan fees and costs	(154)	(68)
Operating lease expense	55	58
Amortization of deferred financing fees from subordinated debt	94	88
Earnings on bank owned life insurance	(324)	(301)
Net amortization of premiums and discounts on investment securities	(17)	1,201
Amortization of intangible assets	9	9
Stock based compensation and ESOP expense	153	266
Net change in accrued interest receivable	210	23
Net change in other assets and liabilities	(3,953)	(6,447)
Net cash inflows from operating activities	2,022	1,903
INVESTING ACTIVITIES
Purchase of available-for-sale securities	(59,740)	(17,809)
Purchase of held-to-maturity securities	(3,517)	(12,787)
Purchase of marketable securities	(618)	(491)
Purchase of Federal Home Loan Bank stock	(6,812)	(8,214)
Proceeds from redemption of Federal Home Loan Bank stock	6,858	7,660
Proceeds from maturities and principal reductions of available-for-sale securities	38,964	6,564
Proceeds from maturities and principal reductions of held-to-maturity securities	15,876	11,225
Proceeds from sales, redemptions and calls of:
Available-for-sale securities	3,449	17,396
Held-to-maturity securities	706	49
Real estate acquired through foreclosure	68	227
Net change in loans	8,999	8,023
Purchase of premises and equipment	(1,111)	(662)
Net cash inflows from investing activities	3,122	11,181

FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts, money management deposit accounts, MMDA accounts and escrow deposits	(38,565)	(71,567)
Net change in time deposits	23,657	59,337
Net change in brokered deposits	(3,882)	(12,100)
Net change in short-term borrowings	1,897	9,203
Payments on long-term borrowings	(4,050)	(3,525)
Proceeds from long-term borrowings	-	7,776
Proceeds from exercise of stock options	5	368
Cash dividends paid to common voting shareholders	(897)	(841)
Cash dividends paid to common non-voting shareholders	(262)	(248)
Cash dividends paid on warrants	(25)	(23)
Change in noncontrolling interest, net	65	69
Net cash outflows from financing activities	(22,057)	(11,551)
Change in cash and cash equivalents	(16,913)	1,533
Cash and cash equivalents at beginning of period	48,732	35,282
Cash and cash equivalents at end of period	$31,819	$36,815
CASH PAID DURING THE PERIOD FOR:
Interest	$18,905	$11,380
Income taxes	600	-
NON-CASH INVESTING ACTIVITY
Real estate acquired in exchange for loans	-	333

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc., (the “Company”), Pathfinder Bank (the “Bank”) and its other wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Certain amounts in the 2023 consolidated financial statements may have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income or comprehensive income as previously reported. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024 or any other interim period.

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

Standards Not Yet Adopted as of June 30, 2024
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

		Upon issuance, January 7, 2021, through December 31, 2024, as amended by ASU 2022-06.	The adoption of this ASU did not have a material impact to the Company's consolidated statements of condition or income.
Standard	Description	Required Date of Implementation	Effect on Consolidated Financial Statements
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

Anti-dilutive shares are common stock equivalents with average exercise prices in excess of the weighted average market price for the period presented. Anti-dilutive stock options, not included in the computation below, were -0- for the three and six months ended June 30, 2024, and June 30, 2023, respectively.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Net income attributable to Pathfinder Bancorp, Inc.	$2,000	$1,982	$4,120	$4,581
Series A Non-Voting Common Stock dividends	138	124	276	248
Warrant dividends	13	11	25	23
Undistributed earnings allocated to participating securities	334	350	697	854
Net income available to common shareholders-Voting	$1,515	$1,497	$3,122	$3,456

Net income attributable to Pathfinder Bancorp, Inc.	$2,000	$1,982	$4,120	$4,581
Voting Common Stock dividends	471	419	943	834
Warrant dividends	13	11	25	23
Undistributed earnings allocated to participating securities	1,072	1,107	2,237	2,693
Net income available to common shareholders-Series A Non-Voting	$444	$445	$915	$1,031

Basic and diluted weighted average common shares outstanding-Voting	4,708	4,639	4,704	4,624
Basic and diluted weighted average common shares outstanding-Series A Non-Voting	1,380	1,380	1,380	1,380

Basic and diluted earnings per common share-Voting	$0.32	$0.32	$0.66	$0.75
Basic and diluted earnings per common share-Series A Non-Voting	$0.32	$0.32	$0.66	$0.75

Note 4: Investment Securities

The amortized cost and estimated fair value of available-for-sale and held-to-maturity investment securities are summarized as follows:

	June 30, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$88,074	$530	$(3,795)	$84,809
State and political subdivisions	30,189	111	(1,724)	28,576
Corporate	10,985	259	(353)	10,891
Asset backed securities	18,031	38	(179)	17,890
Residential mortgage-backed - US agency	33,036	37	(1,089)	31,984
Collateralized mortgage obligations - US agency	15,550	66	(966)	14,650
Collateralized mortgage obligations - Private label	88,770	92	(2,891)	85,971
Total	284,635	1,133	(10,997)	274,771
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$284,841	$1,133	$(10,997)	$274,977

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$3,670	$-	$(319)	$3,351
State and political subdivisions	17,496	10	(1,997)	15,509
Corporate	44,410	32	(2,709)	41,733
Asset backed securities	16,390	-	(1,047)	15,343
Residential mortgage-backed - US agency	6,823	22	(668)	6,177
Collateralized mortgage obligations - US agency	12,762	1	(1,406)	11,357
Collateralized mortgage obligations - Private label	65,013	181	(2,384)	62,810
Total	166,564	246	(10,530)	156,280
Less: Allowance for credit losses	293	-	-	-
Total held-to-maturity	$166,271	$246	$(10,530)	$156,280

	December 31, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$82,588	$754	$(3,259)	$80,083
State and political subdivisions	34,588	145	(1,809)	32,924
Corporate	11,008	276	(365)	10,919
Asset backed securities	20,251	-	(359)	19,892
Residential mortgage-backed - US agency	25,446	57	(1,085)	24,418
Collateralized mortgage obligations - US agency	13,058	116	(995)	12,179
Collateralized mortgage obligations - Private label	81,812	128	(3,845)	78,095
Total	268,751	1,476	(11,717)	258,510
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$268,957	$1,476	$(11,717)	$258,716

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$3,760	$-	$(304)	$3,456
State and political subdivisions	16,576	28	(1,874)	14,730
Corporate	45,427	9	(3,281)	42,155
Asset backed securities	16,860	-	(1,180)	15,680
Residential mortgage-backed - US agency	6,974	15	(665)	6,324
Collateralized mortgage obligations - US agency	13,221	-	(1,293)	11,928
Collateralized mortgage obligations - Private label	76,819	120	(3,178)	73,761
Total	179,637	172	(11,775)	168,034
Less: Allowance for credit losses	351	-	-	-
Total held-to-maturity	$179,286	$172	$(11,775)	$168,034

The amortized cost and estimated fair value of debt investments at June 30, 2024 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties. Amounts disclosed are gross values and do not include any allowance for credit loss.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$14,558	$14,769	$3,417	$3,389
Due after one year through five years	9,336	8,893	20,929	20,176
Due after five years through ten years	42,709	38,518	40,516	37,060
Due after ten years	80,676	79,986	17,104	15,311
Sub-total	147,279	142,166	81,966	75,936
Residential mortgage-backed - US agency	33,036	31,984	6,823	6,177
Collateralized mortgage obligations - US agency	15,550	14,650	12,762	11,357
Collateralized mortgage obligations - Private label	88,770	85,971	65,013	62,810
Totals	$284,635	$274,771	$166,564	$156,280

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	June 30, 2024
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(In thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSEs	6	$(37)	$2,488	4	$(3,758)	$27,111	10	$(3,795)	$29,599
State and political subdivisions	-	-	-	21	(1,724)	25,213	21	(1,724)	25,213
Corporate	-	-	-	4	(353)	3,354	4	(353)	3,354
Asset backed securities	1	(5)	430	7	(174)	9,153	8	(179)	9,583
Residential mortgage-backed - US agency	6	(225)	10,056	12	(864)	14,291	18	(1,089)	24,347
Collateralized mortgage obligations - US agency	1	(5)	1,208	11	(961)	7,594	12	(966)	8,802
Collateralized mortgage obligations - Private label	15	(189)	31,701	27	(2,702)	29,060	42	(2,891)	60,761
Totals	29	$(461)	$45,883	86	$(10,536)	$115,776	115	$(10,997)	$161,659
Held-to-Maturity Portfolio
US Treasury, agencies and GSEs	-	$-	$-	2	$(319)	$3,350	2	$(319)	$3,350
State and political subdivisions	4	(7)	1,387	18	(1,990)	13,095	22	(1,997)	14,482
Corporate	-	-	-	39	(2,709)	33,527	39	(2,709)	33,527
Asset backed securities	2	(16)	2,812	7	(1,031)	10,538	9	(1,047)	13,350
Residential mortgage-backed - US agency	-	-	-	7	(668)	4,876	7	(668)	4,876
Collateralized mortgage obligations - US agency	-	-	-	9	(1,406)	10,695	9	(1,406)	10,695
Collateralized mortgage obligations - Private label	-	-	-	39	(2,384)	50,424	39	(2,384)	50,424
Totals	6	$(23)	$4,199	121	$(10,507)	$126,505	127	$(10,530)	$130,704

	December 31, 2023
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(In thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSEs	3	$(13)	$5,990	3	$(3,246)	$25,794	6	$(3,259)	$31,784
State and political subdivisions	-	-	-	20	(1,809)	26,432	20	(1,809)	26,432
Corporate	-	-	-	5	(365)	4,351	5	(365)	4,351
Asset backed securities	3	(65)	5,907	10	(294)	13,985	13	(359)	19,892
Residential mortgage-backed - US agency	1	(14)	2,477	15	(1,071)	14,931	16	(1,085)	17,408
Collateralized mortgage obligations - US agency	-	-	-	11	(995)	8,123	11	(995)	8,123
Collateralized mortgage obligations - Private label	10	(274)	18,067	33	(3,571)	46,483	43	(3,845)	64,550
Totals	17	$(366)	$32,441	97	$(11,351)	$140,099	114	$(11,717)	$172,540
Held-to-Maturity Portfolio
US Treasury, agencies and GSE's	-	$-	$-	2	$(304)	$3,456	2	$(304)	$3,456
State and political subdivisions	4	(2)	575	14	(1,872)	12,718	18	(1,874)	13,293
Corporate	1	(61)	439	39	(3,220)	33,532	40	(3,281)	33,971
Asset backed securities	2	(8)	2,877	8	(1,172)	10,652	10	(1,180)	13,529
Residential mortgage-backed - US agency	-	-	-	7	(665)	4,942	7	(665)	4,942
Collateralized mortgage obligations - US agency	-	-	-	10	(1,293)	11,928	10	(1,293)	11,928
Collateralized mortgage obligations - Private label	4	(38)	5,827	43	(3,140)	60,260	47	(3,178)	66,087
Totals	11	$(109)	$9,718	123	$(11,666)	$137,488	134	$(11,775)	$147,206

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

The portion of the investment securities portfolio, categorized as AFS, with an aggregate amortized historical cost of $284.8 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $9.9 million, or -3.5%, at June 30, 2024. The AFS securities portfolio, with an aggregate amortized historical cost of $269.0 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $10.2 million, or -3.8%, at December 31, 2023. The resultant $377,000 total improvement in the fair value of the AFS investment portfolio's aggregate fair value, relative to its aggregate amortized historical cost, in the six months ended June 30, 2024, was primarily due to changes in the interest rate environment (the general interest rate level and the relationships between shorter-term and longer-term interest rates, known as the 'yield curve') that occurred in that period. These changes in aggregate fair value relative to aggregate amortized historical cost that occurred in the six months ended June 30, 2024 did not represent any changes in credit loss estimations within the portfolio.

The portion of the investment securities portfolio, categorized as HTM, with an aggregate amortized historical cost of $166.6 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $10.3 million, or -6.2%, at June 30, 2024. The portion of the investment securities portfolio, categorized as HTM, with an aggregate amortized historical cost of $179.6 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $11.6 million, or -6.5%, at December 31, 2023. The resultant $1.3 million improvement in the aggregate fair value of the HTM investment portfolio, relative to its aggregate amortized historical cost, during the six months ended June 30, 2024, was primarily due to changes in the interest rate environment (the general interest rate level and the relationships between shorter-term and longer-term interest rates, known as the 'yield curve') that occurred in that period. These changes in aggregate fair value relative to aggregate amortized historical cost that occurred in the six months ended June 30, 2024 did not represent any changes in credit loss estimations within the portfolio. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

The following tables depicts a rollforward of the allowance for credit losses on investment securities classified as held-to-maturity for the three months ended June 30, 2024 and 2023:

(In thousands)	Government Issued and Government Sponsored Enterprise Securities	Mortgage and Asset-backed Securities	Securities Issued By State and Political Subdivisions	Corporate Securities	Total
Balance, March 31, 2024	$-	$-	$2	$365	$367
Provision for credit losses	-	-	(1)	(73)	(74)
Allowance on purchased financial assets with credit deterioration	-	-	-	-	-
Charge-offs of securities	-	-	-	-	-
Recoveries	-	-	-	-	-
Balance, June 30, 2024	$-	$-	$1	$292	$293

	Government Issued and Government Sponsored Enterprise Securities	Mortgage and Asset-backed Securities	Securities Issued By State and Political Subdivisions	Corporate Securities	Total
Balance, March 31, 2023	$-	$40	$1	$409	$450
Provision for credit losses	-	(18)	1	(12)	(29)
Allowance on purchased financial assets with credit deterioration	-	-	-	-	-
Charge-offs of securities	-	-	-	-	-
Recoveries	-	-	-	-	-
Balance, June 30, 2023	$-	$22	$2	$397	$421

The following tables depicts a rollforward of the allowance for credit losses on investment securities classified as held-to-maturity for the six months ended June 30, 2024 and 2023:

(In thousands)	Government Issued and Government Sponsored Enterprise Securities	Mortgage and Asset-backed Securities	Securities Issued By State and Political Subdivisions	Corporate Securities	Total
Balance, December 31, 2023	$-	$-	$2	$350	$352
Provision for credit losses	-		(1)	(58)	(59)
Allowance on purchased financial assets with credit deterioration	-	-	-	-	-
Charge-offs of securities	-	-	-	-	-
Recoveries	-	-	-	-	-
Balance, June 30, 2024	$-	$-	$1	$292	$293

(In thousands)	Government Issued and Government Sponsored Enterprise Securities	Mortgage and Asset-backed Securities	Securities Issued By State and Political Subdivisions	Corporate Securities	Total
Balance, December 31, 2022	$-	$-	$-	$-	$-
Adjustment for the adoption of ASU 2016-13	-	40	1	409	450
Provision for credit losses	-	(18)	1	(12)	(29)
Allowance on purchased financial assets with credit deterioration	-	-	-	-	-
Charge-offs of securities	-	-	-	-	-
Recoveries	-	-	-	-	-
Balance, June 30, 2023	$-	$22	$2	$397	$421

The Company monitors the credit quality of the debt securities categorized as HTM primarily through the use of NRSRO credit ratings. These assessments are made on a quarterly basis. Amounts disclosed are gross values and do not include any allowance for credit loss. The following tables summarizes the amortized cost of debt securities categorized as HTM at June 30, 2024 and December 31, 2023, aggregated by credit quality indicators:

(In thousands)	June 30, 2024	December 31, 2023
AAA or equivalent	$37,178	$42,476
AA or equivalent, including securities issued by the United States Government or Government Sponsored Enterprises	44,731	49,479
A or equivalent	14,719	19,021
BBB or equivalent	20,784	16,304
BB or equivalent	985	983
Unrated	48,167	51,374
Total	$166,564	$179,637

Gross realized (losses) gains on sales and redemptions of available-for-sale and held-to-maturity securities for the indicated periods are detailed below:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2024	2023	2024	2023
Realized gains on investments	$16	$-	$750	$2,021
Realized losses on investments	-	-	(882)	(1,948)
Total	$16	$-	$(132)	$73

As of June 30, 2024 and December 31, 2023, securities with a fair value of $120.7 million and $110.3 million, respectively, were pledged to collateralize certain municipal deposit relationships. As of the same dates, securities with a fair value of $116.1 million and $114.3 million, respectively, were pledged against certain borrowing arrangements.

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

The composition of net periodic pension plan and postretirement plan costs for the indicated periods is as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	For the three months ended June 30,				For the six months ended June 30,
(In thousands)	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$-	$-	$-	$-	$-	$-	$-	$-
Interest cost	139	141	1	2	278	281	3	4
Expected return on plan assets	(253)	(242)	-	-	(506)	(483)	-	-
Amortization of prior service credits	-	-	(1)	(1)	-	-	(2)	(2)
Amortization of net losses	39	58	-	(2)	79	114	(1)	(3)
Net periodic benefit plan (benefit) cost	$(75)	$(43)	$-	$(1)	$(149)	$(88)	$-	$(1)

The Company will evaluate the need for further contributions to the defined benefit pension plan during 2024. The prepaid pension asset of $7.8 million and $7.5 million as of June 30, 2024 and December 31, 2023 respectively, is recorded in other assets on the consolidated statements of condition.

Note 6: Loans

Major classifications of loans at the indicated dates are as follows:

	June 30,	December 31,
(In thousands)	2024	2023
Residential mortgage loans:
1-4 family first-lien residential mortgages	$250,106	$257,604
Construction	309	1,355
Total residential mortgage loans	250,415	258,959
Commercial loans:
Real estate	370,361	358,707
Lines of credit	62,711	72,069
Other commercial and industrial	90,813	89,803
Paycheck Protection Program loans	136	158
Tax exempt loans	3,228	3,430
Total commercial loans	527,249	524,167
Consumer loans:
Home equity and junior liens	35,821	34,858
Other consumer	75,195	79,797
Total consumer loans	111,016	114,655
Total loans	888,680	897,781
Net deferred loan fees	(417)	(574)
Less allowance for credit losses	16,892	15,975
Loans receivable, net	$871,371	$881,232

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

From time to time, the Bank acquires diversified pools of loans, originated by unrelated third parties, as part of the Company’s overall balance sheet management strategies. These acquisitions took place with nine separate transactions, that occurred between 2017 and 2019, with an additional six transactions occurring in 2021. The following tables detail the purchased loan pool positions held by the Bank at June 30, 2024 and December 31, 2023 (the month/year of the earliest acquisition date is depicted in parentheses):

(In thousands, except number of loans)	June 30, 2024
	Original Balance	Current Balance	Unamortized Premium/ (Discount)	Number of Loans	Maturity Range	Cumulative net charge-offs
Commercial and industrial loans (6/2019)	$6,800	$1,400	$-	19	2-5 years	$-
Home equity lines of credit (8/2019)	21,900	4,100	51	119	4-25 years	-
Unsecured consumer loan pool 2 (11/2019)	26,600	200	-	121	0-2 years	-
Residential real estate loans (12/2019)	4,300	4,300	281	54	17-25 years	-
Unsecured consumer loan pool 1 (12/2019)	5,400	700	-	42	1-3 years	-
Unsecured consumer installment loans pool 3 (12/2019)(2)	10,300	300	9	105	0-9 years	75
Secured consumer installment loans pool 4 (12/2020)	14,500	9,700	(1,360)	482	21-25 years	-
Unsecured consumer loans pool 5 (1/2021)(1)	24,400	14,500	(372)	615	6-22 years	-
Revolving commercial line of credit 1 (3/2021)	11,600	7,900	-	1	0-1 year	-
Secured consumer installment loans (11/2021)	21,300	17,300	(2,762)	810	17-24 years	51
Unsecured consumer loans pool 6 (11/2021)(1)	22,200	17,000	(2,182)	515	7-24 years	-
Total	$169,300	$77,400	$(6,335)	2,883		$126

(In thousands, except number of loans)	December 31, 2023
	Original Balance	Current Balance	Unamortized Premium/ (Discount)	Number of Loans	Maturity Range	Cumulative net charge-offs
Commercial and industrial loans (6/2019)	6,800	1,600	-	20	2-6 years	-
Home equity lines of credit (8/2019)	21,900	4,500	108	159	1-26 years	-
Unsecured consumer loan pool 2 (11/2019)	26,600	500	2	167	0-2 years	-
Residential real estate loans (12/2019)	4,300	4,500	284	56	17-25 years	-
Unsecured consumer loan pool 1 (12/2019)	5,400	1,000	-	46	1-3 years	-
Unsecured consumer installment loans pool 3 (12/2019)	10,300	500	17	158	0-9 years	69
Secured consumer installment loans pool 4 (12/2020)	14,500	10,600	(1,252)	499	21-25 years	-
Unsecured consumer loans pool 5 (1/2021)	24,400	15,600	(450)	644	7-22 years	-
Revolving commercial line of credit 1 (3/2021)	11,600	12,400	2	1	0-1 year	-
Secured consumer installment loans (11/2021)	21,300	18,000	(2,923)	821	17-24 years	-
Revolving commercial line of credit 2 (11/2021) paid in full at 12/11/23	10,500	-	-	-	-	-
Unsecured consumer loans pool 6 (11/2021)	22,200	18,200	(2,292)	522	7-24 years	-
Total	$179,800	$87,400	$(6,504)	3,093		$69

(1)
On December 7, 2023, the Bank settled two pay-fixed interest rate swap derivative contracts, previously established with an unaffiliated third party and designated as fair value interest rate hedges. The hedging swap contracts were related to two purchased consumer installment loan pools comprised of loans secured by residential home solar power infrastructure. These contracts were entered into on February 13, 2021 (notional amount of $12.2 million) and December 8, 2021 (notional amount of $8.5 million). The Bank realized gains related to the settlement of these two hedging contracts were $117,000 and $694,000, respectively. These gains on the extinguishments of the hedging swap contracts are reported as a reduction of the carrying value of the hedged loan pools and will be recognized as an enhancement to the reported yield on those loan pools over the original contractual life of the hedging swap contracts. The unamortized portion of these gains totaled $753,000 at June 30, 2024.

(2)
In December 2023, the primary servicer for a purchased pool of consumer installment loans declared bankruptcy and the Bank placed the loans within the serviced pool on nonaccrual status pending the release of collected funds by the U.S. Bankruptcy court of jurisdiction. The current balance reflects anticipated principal payments that are expected to be received after the bankruptcy proceedings are finalized and the remaining amount expected to be collected from the pool’s underlying borrowers. At June 30, 2024, the Bank has recorded a total receivable of $411,000 related to the remaining unpaid portion of the original loan pool, of which $111,000 has currently been collected by the servicer from underlying borrowers and is being held in a segregated account by the Bankruptcy Court and approximately $300,000 remains due from borrowers under the scheduled repayment terms of their original loan agreements. The Bank’s management expects to ultimately collect substantially all of these funds and does not consider the loans in this pool to be impaired at June 30, 2024.

At June 30, 2024 and December 31, 2023, the allowance for credit losses (the "ACL") related to these pools were $2.1 million and $2.1 million, respectively. As of June 30, 2024 and December 31, 2023, residential mortgage loans with a carrying value of $118.1 million and $113.6 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

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
Other consumer

The following tables present the classes of the loan portfolio as of June 30, 2024, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

								Revolving
	Term Loans By Origination Year						Revolving	loans converted
(In thousands)	2024	2023	2022	2021	2020	Prior	Loans	to term loans	Total
Commercial Real Estate:
Pass	$20,703	$47,852	$66,255	$54,213	$28,608	$127,165	$-	$-	$344,796
Special Mention	-	-	14,002	-	-	488	-	-	14,490
Substandard	848	2,967	500	1,665	739	4,297	-	-	11,016
Doubtful	-	-	-	-	-	59	-	-	59
Total Commercial Real Estate	21,551	50,819	80,757	55,878	29,347	132,009	-	-	370,361
Commercial Lines of Credit:
Pass	-	-	-	-	-	-	57,010	3,555	60,565
Special Mention	-	-	-	-	-	-	613	149	762
Substandard	-	-	-	-	-	-	404	978	1,382
Doubtful	-	-	-	-	-	-	-	2	2
Total Commercial Lines of Credit	-	-	-	-	-	-	58,027	4,684	62,711
Other Commercial and Industrial:
Pass	9,513	23,063	14,771	5,381	4,588	20,543	3,841	-	81,700
Special Mention	-	2,107	-	225	43	-	-	-	2,375
Substandard	-	-	1,124	929	749	2,530	-	-	5,332
Doubtful	-	1,406	-	-	-	-	-	-	1,406
Total Other Commercial and Industrial	9,513	26,576	15,895	6,535	5,380	23,073	3,841	-	90,813
Paycheck Protection Program Loans
Pass	-	-	-	-	136	-	-	-	136
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Paycheck Protection Program Loans	-	-	-	-	136	-	-	-	136
Tax Exempt Loans
Pass	10	105	-	-	151	2,962	-	-	3,228
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Tax Exempt Loans	10	105	-	-	151	2,962	-	-	3,228

								Revolving
	Term Loans By Origination Year						Revolving	loans converted
(In thousands)	2024	2023	2022	2021	2020	Prior	Loans	to term loans	Total
1-4 family first-lien residential mortgages:
Pass	$2,676	$17,017	$30,520	$50,326	$38,606	$107,630	$-	$-	$246,775
Special Mention	-	-	-	-	275	468	-	-	743
Substandard	-	-	463	92	209	861	-	-	1,625
Doubtful	-	-	-	-	152	811	-	-	963
Total 1-4 family first-lien residential mortgages	2,676	17,017	30,983	50,418	39,242	109,770	-	-	250,106
Construction:
Pass	71	238	-	-	-	-	-	-	309
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Construction	71	238	-	-	-	-	-	-	309
Home Equity and Junior Liens:
Pass	4,065	3,728	1,925	1,454	635	2,435	19,875	922	35,039
Special Mention	-	-	-	-	-	6	20	9	35
Substandard	-	-	-	13	-	48	686	-	747
Doubtful	-	-	-	-	-	-	-	-	-
Total Home Equity and Junior Liens	4,065	3,728	1,925	1,467	635	2,489	20,581	931	35,821
Other Consumer:
Pass	2,455	62,957	3,478	2,684	1,210	2,322	-	-	75,106
Special Mention	-	-	-	6	-	1	-	-	7
Substandard	-	-	-	82	-	-	-	-	82
Doubtful	-	-	-	-	-	-	-	-	-
Total Other Consumer	2,455	62,957	3,478	2,772	1,210	2,323	-	-	75,195
Net Deferred Loan Fees	(394)	163	105	(76)	(17)	(198)	-	-	(417)
Total Loans	$39,947	$161,603	$133,143	$116,994	$76,084	$272,428	$82,449	$5,615	$888,263

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

An aging analysis of past due loans, not including net deferred loan costs, segregated by portfolio segment and class of loans, as of June 30, 2024 and December 31, 2023, are detailed in the following tables:

	As of June 30, 2024

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,278	$568	$1,737	$3,583	$246,523	$250,106
Construction	-	-	-	-	309	309
Total residential mortgage loans	1,278	568	1,737	3,583	246,832	250,415
Commercial loans:
Real estate	7,094	5,276	6,421	18,791	351,570	370,361
Lines of credit	1,128	-	2,310	3,438	59,273	62,711
Other commercial and industrial	1,294	-	9,785	11,079	79,734	90,813
Paycheck Protection Program loans	-	-	-	-	136	136
Tax exempt loans	-	-	-	-	3,228	3,228
Total commercial loans	9,516	5,276	18,516	33,308	493,941	527,249
Consumer loans:
Home equity and junior liens	365	25	175	565	35,256	35,821
Other consumer	479	270	4,062	4,811	70,384	75,195
Total consumer loans	844	295	4,237	5,376	105,640	111,016
Total loans	$11,638	$6,139	$24,490	$42,267	$846,413	$888,680

	As of December 31, 2023

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,462	$2,269	$1,770	$5,501	$252,103	$257,604
Construction	-	-	-	-	1,355	1,355
Total residential mortgage loans	1,462	2,269	1,770	5,501	253,458	258,959
Commercial loans:
Real estate	5,385	196	5,053	10,634	348,073	358,707
Lines of credit	180	-	924	1,104	70,965	72,069
Other commercial and industrial	5,347	322	6,340	12,009	77,794	89,803
Paycheck Protection Program loans	-	-	-	-	158	158
Tax exempt loans	-	-	-	-	3,430	3,430
Total commercial loans	10,912	518	12,317	23,747	500,420	524,167
Consumer loans:
Home equity and junior liens	210	29	192	431	34,427	34,858
Other consumer	984	383	2,948	4,315	75,482	79,797
Total consumer loans	1,194	412	3,140	4,746	109,909	114,655
Total loans	$13,568	$3,199	$17,227	$33,994	$863,787	$897,781

As of June 30, 2024 and December 31, 2023, the amount of interest income recognized on nonaccrual loans and the cost basis of nonaccrual loans, for which there is no ACL, are detailed in the following tables. All loans greater than 90 days past due are classified as nonaccrual.

	June 30, 2024
(In thousands)	Nonaccrual Loans	Nonaccrual loans without related allowance for credit loss	Recognized interest income
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,737	$69	$32
	1,737	69	32
Commercial loans:
Real estate	6,421	715	74
Lines of credit	2,312	250	17
Other commercial and industrial	9,783	1,980	121
	18,516	2,945	212
Consumer loans:
Home equity and junior liens	175	60	4
Other consumer	4,062	2,074	3
Total consumer loans	4,237	2,134	7
Total nonaccrual loans	$24,490	$5,148	$251

	December 31, 2023
(In thousands)	Nonaccrual Loans	Nonaccrual loans without related allowance for credit loss	Recognized interest income
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,770	$69	$43
	1,770	69	43
Commercial loans:
Real estate	5,053	3,058	109
Lines of credit	924	-	52
Other commercial and industrial	6,340	4,079	164
	12,317	7,137	325
Consumer loans:
Home equity and junior liens	192	-	2
Other consumer	2,948	1,207	9
Total consumer loans	3,140	1,207	11
Total nonaccrual loans	$17,227	$8,413	$379

At June 30, 2024, the Bank's 204 nonperforming loans represented 2.8% of total loans, with an aggregate outstanding balance of $24.5 million, as compared to 150 loans with an aggregate outstanding balance of $17.2 million at December 31, 2023. This increase in nonaccrual balances of $7.3 million was primarily the result of the downgrade of one commercial real estate loan with a balance of $1.4 million, $4.8 million in commercial lines of credit and commercial loans, $1.1 million in consumer loan relationships, and a decrease of $85,000 in other loans in the aggregate. Management is closely monitoring all nonaccrual loans and has incorporated its current estimate of the ultimate collectability of these loans into the reported allowance for credit losses at June 30, 2024.

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

Note 7: Allowance for Credit Losses

Management extensively reviews recent trends in historical losses, qualitative factors, including concentrations of loans to related borrowers and concentrations of loans by collateral type, and specific reserve requirements on loans individually evaluated in its determination of the adequacy of the credit losses. We recorded $290,000 in provision for credit losses ("PCL") for the three month period ended June 30, 2024, as compared to $1.1 million for the three month period ended June 30, 2023. For the first six months of 2024, we recorded $1.0 million in provision for credit losses compared to $1.8 million in the first six months of the prior year.

There was a modest increase in provision for credit losses in the three months ended June 30, 2024, when compared to the same three month period in 2023. In addition, during the second quarter of 2024, the Company recorded a PCL decrease of $74,000 for reserves related to securities classified as held-to-maturity and a $60,000 increase to the PCL for unfunded commitments, respectively. The provision in the quarter ended June 30, 2024 was reflective of the qualitative factors used in determining the adequacy of the ACL and changes in the levels of delinquent and nonaccrual loans. The second quarter PCL reflects an addition to reserves considering asset quality metrics.

The following table summarizes all activity related to the ACL from December 31, 2023 to June 30, 2024 and to the recorded PCL for the three and six months ended June 30, 2024 (in thousands):

	Reserves as of December 31, 2023	Q1 2024 Charge-Offs	Q1 2024 Recoveries	Q1 2024 PCL	Reserves as of March 31, 2024	Q2 2024 Charge-Offs	Q2 2024 Recoveries	Q2 2024 PCL	Reserves as of June 30, 2024
ACL - Loans
Specifically identified	$3,716	$-	$-	$100	$3,816	$-	$-	$665	$4,481
Overdraft	364	(5)	4	-	363	(29)	8	-	342
Pooled - quantitative	6,203	(63)	34	101	6,275	(83)	38	80	6,309
Pooled - qualitative	3,566	-	-	509	4,075			(441)	3,634
Purchased	2,126	-	-	-	2,126	-	-	-	2,126
Total ACL - Loans	$15,975	$(68)	$38	$710	$16,655	$(112)	$46	$304	$16,892

ACL - Held-To-Maturity	352	-	-	15	367	-	-	(74)	293

Other Liabilities - Unfunded Commitments	589	-	-	1	590	-	-	60	650
	$16,916	$(68)	$38	$726	$17,612	$(112)	$46	$290	$17,835

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

	For the three months ended June 30, 2024
	1-4 family
	first-lien	Residential			Other	Paycheck
	residential	construction	Commercial	Commercial	commercial	Protection
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial	Program
Allowance for credit losses:
Beginning Balance	$1,619	$802	$6,567	$1,391	$3,403	$-
Charge-offs	-	-	-	-	-	-
Recoveries	7	-	13	-	2	-
Provisions (credits)	(90)	13	83	(170)	416	-
Ending balance	$1,536	$815	$6,663	$1,221	$3,821	$-
Ending balance: related to loans individually evaluated	$137	$-	$1,511	$662	$1,901	$-
Ending balance: related to loans collectively evaluated	$1,399	$815	$5,152	$559	$1,920	$-
Loans receivables:
Ending balance	$250,106	$309	$370,361	$62,711	$90,813	$136
Ending balance: individually evaluated	$1,751	$-	$9,365	$1,208	$6,358	$-
Ending balance: collectively evaluated	$248,355	$309	$360,996	$61,503	$84,455	$136

		Home equity	Other
	Tax exempt	and junior liens	Consumer	Total
Allowance for credit losses:
Beginning Balance	$2	$662	$2,209	$16,665
Charge-offs	-	-	(112)	(112)
Recoveries	-	-	24	46
Provisions (credits)	-	(37)	88	304
Ending balance	$2	$625	$2,209	$16,892
Ending balance: related to loans individually evaluated	$-	$114	$70	$4,395
Ending balance: related to loans collectively evaluated	$2	$511	$2,139	$12,497
Loans receivables:
Ending balance	$3,228	$35,821	$75,195	$888,680
Ending balance: individually evaluated	$-	$618	$70	$19,370
Ending balance: collectively evaluated	$3,228	$35,203	$75,125	$869,310

	For the six months ended June 30, 2024
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for credit losses:
Beginning Balance	$1,608	$858	$5,751	$1,674	$3,281
Charge-offs	-	-	-	-	-
Recoveries	9	-	19	-	7
Provisions (credits)	(81)	(43)	893	(453)	533
Ending balance	$1,536	$815	$6,663	$1,221	$3,821

	Tax exempt	Home equity and junior liens	Other consumer	Total
Allowance for credit losses:
Beginning Balance	$1	$657	$2,145	15,975
Charge-offs	-	-	(180)	(180)
Recoveries	-	-	49	84
Provisions (credits)	1	(32)	195	1,014
Ending balance	$2	$625	$2,209	$16,892

	For the three months ended June 30, 2023
	1-4 family
	first-lien	Residential				Other	Paycheck
	residential	construction	Commercial		Commercial	commercial	Protection
(In thousands)	mortgage	mortgage	real estate		lines of credit	and industrial	Program
Allowance for credit losses:
Beginning Balance	$1,937	$700	$5,182		$2,095	$5,082	$-
Adoption of New Accounting Standard	-	-	-		-	-	-
Charge-offs	-	-	-		-	(263)	-
Recoveries	-	-	-		-	64	-
Provisions (credits)	99	(66)	249		525	309	-
Ending balance	$2,036	$634	$5,431		$2,620	$5,192	$-
Ending balance: related to loans individually evaluated for impairment	$127	$-	$4,825		$1,891	$1,745	$-
Ending balance: related to loans collectively evaluated for impairment	$1,909	$634	$606		$729	$3,447	$-
Loans receivables:
Ending balance	$256,201	$2,479	$355,605		$70,624	$84,581	$181
Ending balance: individually evaluated for impairment	$1,674	$-	$9,593		$3,236	$6,803	$-
Ending balance: collectively evaluated for impairment	$254,527	$2,479	$346,012		$67,388	$77,778	$181

		Home equity	Other
	Tax exempt	and junior liens	Consumer		Total
Allowance for credit losses:
Beginning Balance	$15	$723	$2,135		$17,869
Adoption of New Accounting Standard	-	-	-		-
Charge-offs	-	-	(109)		(372)
Recoveries	-	-	52		116
Provisions (credits)	-	(41)	108	-	1,183
Ending balance	$15	$682	$2,186		$18,796
Ending balance: related to loans individually evaluated for impairment	$-	$114	$-		$8,702
Ending balance: related to loans collectively evaluated for impairment	$15	$568	$2,186		$10,094
Loans receivables:
Ending balance	$3,963	$34,028	$84,646		$892,308
Ending balance: individually evaluated for impairment	$-	$619	$-		$21,925
Ending balance: collectively evaluated for impairment	$3,963	$33,409	$84,646		$870,383

	For the six months ended June 30, 2023
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for credit losses:
Beginning Balance	$714	$-	$5,881	$3,990	$2,944
Adoption of new accounting standard	1,396	969	(1,744)	95	10
Charge-offs	-	-	-	-	(299)
Recoveries	-	-	-	-	126
Provisions (credits)	(74)	(335)	1,294	(1,465)	2,411
Ending balance	$2,036	$634	$5,431	$2,620	$5,192

	Tax exempt	Home equity and junior liens	Other consumer	Total
Allowance for credit losses:
Beginning Balance	$3	$741	$1,046	$15,319
Adoption of new accounting standard	14	(97)	1,243	$1,886
Charge-offs	-	-	(193)	(492)
Recoveries	-	-	80	206
Provisions (credits)	(2)	38	10	1,877
Ending balance	$15	$682	$2,186	$18,796

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

The allocation of the allowance for credit losses summarized on the basis of the Company’s calculation methodology was as follows:

	June 30, 2024
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$137	$-	$1,511	$662	$2,044
Historical loss rate	1,473	815	2,615	129	1,115
Qualitative factors	(74)	-	2,537	430	662
Total	$1,536	$815	$6,663	$1,221	$3,821

		Home equity	Other
	Tax exempt	and junior liens	consumer	Total
Specifically reserved	$-	$423	$1,887	$6,664
Historical loss rate	2	192	300	6,641
Qualitative factors	-	10	22	3,587
Total	$2	$625	$2,209	$16,892

	December 31, 2023
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$137	$-	$969	$844	$1,617
Historical loss rate	1,537	674	2,645	209	1,026
Qualitative factors	(66)	184	2,137	621	638
Total	$1,608	$858	$5,751	$1,674	$3,281

		Home equity	Other
	Tax exempt	and junior liens	consumer	Total
Specifically reserved	$-	$458	$1,817	$5,842
Historical loss rate	1	190	307	6,589
Qualitative factors	-	9	21	3,544
Total	$1	$657	$2,145	$15,975

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

The following table details the amortized cost of collateral dependent loans at June 30, 2024 and December 31, 2023:

(In thousands)	June 30, 2024	December 31, 2023
Commercial and industrial	$7,466	$7,788
Commercial real estate	7,305	11,814
Residential (1-4 family) first mortgages	787	699
Home equity loans and lines of credit	590	599
Consumer loans	69	81
Total loans	$16,217	$20,981

Note 8: Foreclosed Real Estate

The Company is required to disclose the carrying amount of foreclosed real estate properties held as a result of obtaining physical possession of the property at each reporting period.

(In thousands)	Number of properties	June 30, 2024	Number of properties	December 31, 2023
Foreclosed real estate	2	$60	4	$151

At June 30, 2024 and December 31, 2023, the Company reported $1.8 million and $1.3 million, respectively, in real estate loans in the process of foreclosure.

Note 9: Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Generally, all letters of credit, when issued have expiration dates within one year. The credit risks involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had $2.3 million of standby letters of credit as of June 30, 2024. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. No provision for credit losses has been made for these commitments. The fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The Company holds two corporate investment securities with an amortized historical cost of $4.1 million and an aggregate fair market value of $4.3 million as of June 30, 2024. These securities have an aggregate valuation that is determined using published net asset values (NAV) derived by an analysis of the securities’ underlying assets. These securities are comprised primarily of broadly-diversified real estate holdings and are traded in secondary markets on an infrequent basis. While these securities are redeemable at least annually through tender offers made by respective issuers, the liquidation value of these securities may be below stated NAVs and also subject to restrictions as to the amount that can be redeemed at any single scheduled redemption. The Company anticipates that these securities will be redeemed by respective issuers on indeterminate future dates as a consequence of the ultimate liquidation strategies employed by the managers of these portfolios.

The Company also holds two limited partnership investments managed by an unrelated third party with an aggregate fair market value of $3.8 million. The investments are funds comprised of marketable equity securities, primarily issued by community banks and financial technology companies. These investments are recorded at fair value at the end of each reporting period using Level 1 valuation techniques. Unrealized changes in the fair value of these investments are recorded as components of periodic net income in the period in which the changes occur.

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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	June 30, 2024
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$84,809	$-	$84,809
State and political subdivisions	-	28,576	-	28,576
Corporate	-	6,599	-	6,599
Asset backed securities	-	17,890	-	17,890
Residential mortgage-backed - US agency	-	31,984	-	31,984
Collateralized mortgage obligations - US agency	-	14,650	-	14,650
Collateralized mortgage obligations - Private label	-	85,971	-	85,971
Total		270,479		270,479
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Other Securities:
Corporate issuances measured at NAV	-	-	-	4,292
Total available-for-sale securities	$206	$270,479	$-	$274,977

Marketable equity securities measured at NAV	$-	$-	$-	$3,793

Interest rate swap derivative fair value hedges (unrealized gain carried as receivable from derivative counterparties)	$-	$7,138	$-	$7,138

	December 31, 2023
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$80,083	$-	$80,083
State and political subdivisions	-	32,924	-	32,924
Corporate	-	6,576	-	6,576
Asset backed securities	-	19,892	-	19,892
Residential mortgage-backed - US agency	-	24,418	-	24,418
Collateralized mortgage obligations - US agency	-	12,179	-	12,179
Collateralized mortgage obligations - Private label	-	78,095	-	78,095
Total	-	254,167	-	254,167
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Other Securities:
Corporate issuances measured at NAV	-	-	-	4,343
Total available-for-sale securities	$206	$254,167	$-	$258,716

Marketable equity securities measured at NAV	$-	$-	$-	$3,206

Interest rate swap derivative fair value hedges (unrealized gain carried as receivable from derivative counterparties)	$-	$5,160	$-	$5,160

Interest rate swap derivative cash flow hedges (unrealized gain carried as receivable from derivative counterparties)	$-	$45	$-	$45

Pathfinder Bank had the following assets measured at fair value on a nonrecurring basis as of June 30, 2024 and December 31, 2023:

		June 30, 2024
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Individually evaluated loans	$-	$-	$10,991	$10,991
Foreclosed real estate	$-	$-	$60	$60

		December 31, 2023
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Individually evaluated loans	$-	$-	$9,722	$9,722
Foreclosed real estate	$-	$-	$151	$151

The following tables presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at the indicated dates.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At June 30, 2024
Individually evaluated loans	Appraisal of collateral	Discounted Cash Flow	12% - 50% (26%)
Foreclosed real estate	Appraisal of collateral	Costs to Sell	21% - 24% (22%)

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2023
Individually evaluated loans	Appraisal of collateral	Discounted Cash Flow	10% - 75% (21%)
Foreclosed real estate	Appraisal of collateral	Costs to Sell	21% - 24% (22%)

There have been no transfers of assets into or out of any fair value measurement level during the three or six months ended June 30, 2024 or 2023.

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

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		June 30, 2024		December 31, 2023
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$31,819	$31,819	$48,732	$48,732
Investment securities - available-for-sale	2	270,479	270,479	254,167	254,167
Investment securities - available-for-sale	NAV	4,292	4,292	4,343	4,343
Investment securities - marketable equity	NAV	3,793	3,793	3,206	3,206
Investment securities - held-to-maturity	2	166,271	156,280	179,286	168,034
Federal Home Loan Bank stock	2	8,702	8,702	8,748	8,748
Net loans	3	871,371	817,057	881,232	823,052
Accrued interest receivable	1	7,076	7,076	7,286	7,286
Interest rate derivative cash flow hedge receivable/(payable)	2	-	-	45	45
Interest rate derivative fair value hedges receivable - AFS investments	2	3,565	3,565	3,113	3,113
Interest rate derivative fair value hedges receivable - loans	2	3,573	3,573	2,047	1,477

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$575,993	$575,993	$607,301	$607,301
Time Deposits	2	525,284	524,705	512,766	517,514
Borrowings	2	173,446	172,381	175,599	174,071
Subordinated debt	2	30,008	28,276	29,914	28,026
Accrued interest payable	1	2,092	2,092	2,245	2,245

Note 11: Interest Rate Derivatives

The Company is exposed to certain risks relate to both its business operations and changes in economic conditions. As part of managing interest rate risk, the Company periodically enters into standardized interest rate derivative contracts (designated as hedging agreements) to modify the repricing characteristics of certain portions of the Company’s earning assets and interest-bearing liabilities portfolios. The Company designates interest rate hedging agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate hedging agreements are recorded at fair value as other assets or liabilities. The Company had no material derivative contracts not designated as hedging agreements at June 30, 2024 or December 31, 2023.

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

Among the array of interest rate hedging contracts, potentially available to the Company, are interest rate swap and interest rate cap (or floor) contracts. The Company uses interest rate swaps, cap or floor contracts as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments over the life of the agreements without the exchange of the underlying notional amount. An interest rate cap is a type of interest rate derivative in which the buyer receives payments at the end of each contractual period in which the index interest rate exceeds the contractually agreed upon strike price rate. The purchaser of a cap contract will continue to benefit from any rise in interest rates above the strike price. Similarly, an interest rate floor is a derivative contract in which the buyer receives payments at the end of each period in which the interest rate is below the agreed strike price. The purchaser of a floor contract will continue to benefit from any decrease in interest rates below the strike price. The Company had no interest rate cap or floor contracts in place at June 30, 2024 or December 31, 2023.

The Company records various hedges in the consolidated statements of condition at fair value. The Company’s accounting treatment for these derivative instruments is based on the instrument's hedge designation determined at the inception of each derivative instrument's contractual term. The following tables show the Company’s outstanding fair value hedges at June 30, 2024 and December 31, 2023:

(In thousands)	Carrying Amount of the Hedged Assets at June 30, 2024	Cumulative Amount of Fair Value Hedging Adjustment Subtracted from Carrying Amount of the Hedged Assets at June 30, 2024	Hedge-Adjusted Carrying Amount of the Hedged Assets at December 31, 2023	Cumulative Amount of Fair Value Hedging Adjustment Subtracted from Carrying Amount of the Hedged Assets at December 31, 2023
Line item on the balance sheet in which the hedged item is included:
Available-for-sale securities (1)	$86,978	$3,565	$95,887	$3,113
Loans receivable (2)	$140,092	$3,573	$156,836	$620

(1)
The $87.0 million carrying amount of hedged assets represents the hedge-adjusted amortized cost basis of specifically-identified municipal and GSE-backed securities designated as the underlying assets for the hedging relationships. The notional amount of the designated hedges were $82.3 million and $89.1 million at June 30, 2024 and December 31, 2023, respectively. The fair value of the derivatives (an unrealized gain, receivable from derivative counterparties) recorded in other assets resulted in a net asset position of $3.6 million and $3.1 million at June 30, 2024 and December 31, 2023, respectively. The Company's participation in fair value hedging transactions increased investment security interest income by $1.2 million and $940,000 at June 30, 2024 and June 30, 2023, respectively.

(2)
The $140.1 million carrying amount of hedged assets represents the hedge-adjusted amortized cost of a designated pool of residential mortgages and the aggregate hedge-adjusted amortized cost of four specified purchased consumer loan pools. These pools of loans were designated as the underlying assets for the hedging relationships in which the hedged underlying asset's notional amounts were the amortized cost projected to be remaining at the end of the contractual term of the hedging instruments. The amount of the designated hedged items were $134.8 million and $141.0 million at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024, the fair value of the derivatives recorded in other assets (an unrealized gain, receivable from derivative counterparties) resulted in a net asset position of $3.6 million, recorded by the Company in other assets. The Company’s participation in fair value hedging transactions increased interest income by $1.3 million and $796,000, for the periods ended June 30, 2024 and June 30, 2023, respectively. Details of the two hedging strategies, in place at June 30, 2024 are presented below:

a.
On April 7, 2023 the Bank entered into an amortizing swap transaction with an initial notional amount of $100.0 million whereby the Bank will receive on a monthly basis a rate equal to the prevailing 3-month SOFR based on the notional amount of the swap contract at the at the beginning of each month until the swap transaction expires in 2035. The notional amount of the swap declines monthly according to a predetermined amortization schedule and was $83.8 million at June 30, 2024. The Bank will pay a fixed rate of 3.208% to the contract's counterparty throughout the life of the contract based on a notional amount of the swap contract at the beginning of each month. The fair value of this swap contract was $3.1 million at June 30, 2024.

b.
On December 7, 2023, the Bank entered into five fixed-pay interest rate swap contracts with a total notional amount of $50.0 million, whereby the Bank will receive 3-month SOFR monthly until the respective maturity dates of the contracts. The contracts expire in annual increments on December 1 of 2025 ($5.0 million, fixed rate of 4.463%), 2026 ($5.0 million, fixed rate of 4.136%), 2027 ($10.0 million, fixed rate of 3.973%), 2028 ($15.0 million, fixed rate of 3.887%), and 2029 ($15.0 million, fixed rate of 3.845%). The fair value of these swap contracts in aggregate was $462,000 at June 30, 2024.

The Company's hedging contracts accounted for as fair value hedges, increased the yield on investment securities and loans by 0.28% and 0.29%, respectively, in the six months ended June 30, 2024. The hedging contracts noted above, accounted for as fair value hedges, increased the yield on investment securities and loans by 0.25% and 0.18%, respectively, in the six months ended June 30, 2023.

The following tables summarize the net effects of the Company's fair value and cash flow hedges for the six months ended June 30, 2024 and June 30, 2023, respectively:

Fair Value Hedges
(In thousands)	Six Months Ended June 30, 2024
Hedge Category	Average Notional Balance	Period Ending Notional Balance	Net Cash Received Recorded In Net Income	Fair Value Receivable at Period End
Investments	$85,101	$82,292	$1,229	$3,565
Loans	137,344	134,763	1,287	3,573
Total	$222,445	$217,055	$2,516	$7,138

	Six Months Ended June 30, 2023
Hedge Category	Average Notional Balance	Ending Notional Balance	Net Cash Received Recorded In Net Income	Fair Value Receivable at Period End
Investments	$54,574	$52,120	$940	$6,080
Loans	69,357	115,687	796	3,742
Total	$123,931	$167,807	$1,736	$9,822

Cash Flow Hedges
	Six Months Ended June 30, 2024
Hedge Category	Average Notional Balance	Ending Notional Balance	Net Cash Received Recorded In Net Income	Fair Value Receivable at Period End
Borrowed Funds	$23,778	$-	$157	$-

	Six Months Ended June 30, 2023
Hedge Category	Average Notional Balance	Ending Notional Balance	Net Cash Received Recorded In Net Income	Fair Value Payable at Period End
Borrowed Funds	$53,333	$70,000	$336	$(99)

The following table shows the pre-tax gains of the Company’s derivatives designated as cash flow hedges in AOCI at June 30, 2024 and December 31, 2023:

(In thousands)	June 30, 2024	December 31, 2023
Cash flow hedges:
Fair market value adjustment interest rate swap	$-	$45
Total gain in comprehensive income	$-	$45

On April 17, 2024 the Bank elected to settle its previously established cash flow hedges designated against $40.0 million of floating-rate liabilities. This election was made in response to planned reductions in the Bank’s future levels of floating rate brokered certificates of deposit (CDs). Due to increases in interest rates since the inception dates of the cash flow hedges, the Bank realized a cash basis gain of $766,000 on that date, recorded for financial statement purposes, as a deferred gain in other assets. $458,000 of this gain will be recognized in substantially equal monthly installments through April 30, 2026 and $308,000 of this gain will be recognized in substantially equal monthly installments through April 30, 2027, which were the respective original maturity dates of the settled hedging contracts.

The amounts of hedge ineffectiveness, recognized at June 30, 2024 and December 31, 2023 for cash flow hedges were not material to the Company’s consolidated results of operations. A portion of, or the entire amount included in accumulated other comprehensive loss would be reclassified into current earnings should a portion of, or the entire hedge, no longer be considered effective. Management believes that the hedges will remain fully effective during the remaining term of the respective hedging contracts. The changes in the fair values of the interest rate hedging agreements primarily result from the effects of changing index interest rates and the reduction of the time each quarter between the measurement date and the contractual maturity date of the hedging instrument.

The Company manages its potential credit exposure on interest rate swap transactions by entering into bilateral credit support agreements with each contractual counterparty. These agreements require collateralization of credit exposures beyond specified minimum threshold amounts. Interest rate hedging agreements are entered into with counterparties that meet the Company's established credit standards and the agreements contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material at June 30, 2024.

Note 12: Accumulated Other Comprehensive (Loss) Income

Changes in the components of accumulated other comprehensive (loss) income (“AOCI”), net of tax, for the periods indicated are summarized in the tables below.

	For the three months ended June 30, 2024
(In thousands)	Net Unrealized Loss on Retirement Plans	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Total
Beginning balance	$(2,046)	$(7,227)	$411	$(8,862)
Other comprehensive (loss) income before reclassifications	-	(47)	106	59
Amounts reclassified from AOCI	28	(11)	-	17
Ending balance	$(2,018)	$(7,285)	$517	$(8,786)

	For the three months ended June 30, 2023
(In thousands)	Net Unrealized Loss on Retirement Plans	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Total
Beginning balance	$(2,386)	$(9,075)	$(73)	$(11,534)
Other comprehensive (loss) income before reclassifications	-	(420)	543	123
Amounts reclassified from AOCI	41	-	-	41
Ending balance	$(2,345)	$(9,495)	$470	$(11,370)

	For the six months ended June 30, 2024
(In thousands)	Net Unrealized Loss on Retirement Plans	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Total
Beginning balance	$(2,073)	$(7,564)	$32	$(9,605)
Other comprehensive income before reclassifications	-	176	485	661
Amounts reclassified from AOCI	55	103	-	158
Ending balance	$(2,018)	$(7,285)	$517	$(8,786)

	For the six months ended June 30, 2023
(In thousands)	Net Unrealized Loss on Retirement Plans	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Total
Beginning balance	$(2,427)	$(10,127)	$382	$(12,172)
Other comprehensive (loss) income before reclassifications	-	(796)	88	(708)
Amounts reclassified from AOCI	82	1,428	-	1,510
Ending balance	$(2,345)	$(9,495)	$470	$(11,370)

The following table presents the amounts reclassified out of each component of AOCI for the indicated periods:

		Amount Reclassified		Amount Reclassified
		from AOCI (1)		from AOCI (1)
		(Unaudited)		(Unaudited)
(In thousands)		For the three months ended		For the six months ended
Details about AOCI (1) components	Affected Line Item in the Statement of Income	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Retirement plan items
Retirement plan net (losses) recognized in plan expenses (2)	Salaries and employee benefits	$(38)	$(56)	$(75)	$(111)
Tax effect	Provision for income taxes	10	15	20	29
	Net Income	$(28)	$(41)	$(55)	$(82)
Available-for-sale securities
Realized gains (losses) on sale of securities	Net gains on sales and redemptions of investment securities	$15	$-	$(139)	$(1,933)
Tax effect	Provision for income taxes	(4)	-	36	505
	Net Income	$11	$-	$(103)	$(1,428)

(1)
Amounts in parentheses indicates debits in net income.
(2)
These items are included in net periodic pension cost.

See Note 5 for additional information.

Note 13: Noninterest Income

The Company has included the following table regarding the Company’s noninterest income for the periods presented.

	For the three months ended		For six months ended
(In thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Service charges on deposit accounts
Insufficient funds fees	$194	$163	$373	$307
Deposit related fees	114	112	223	209
ATM fees	22	28	43	54
Total service charges on deposit accounts	330	303	639	570
Fee Income
Insurance agency revenue	260	271	657	691
Investment services revenue	115	97	257	232
ATM fees surcharge	58	59	108	107
Banking house rents collected	54	48	109	96
Total fee income	487	475	1,131	1,126
Card income
Debit card interchange fees	191	112	310	433
Merchant card fees	14	15	26	27
Total card income	205	127	336	460
Mortgage fee income and realized gains on sales of loans and foreclosed real estate
Loan servicing fees	112	67	200	139
Net gains on sales of loans and foreclosed real estate	40	117	58	142
Total mortgage fee income and realized gains on sales of loans and foreclosed real estate	152	184	258	281
Total	1,174	1,089	2,364	2,437
Earnings and gains on bank owned life insurance	167	143	324	301
Net gains (losses) on sales and redemptions of investment securities	16	-	(132)	73
Net realized losses on sales of marketable equity securities	(139)	(169)	(31)	(169)
Non-recurring gain on lease renegotiations	-	-	245	-
Other miscellaneous (loss) income	(7)	24	178	37
Total noninterest income	$1,211	$1,087	$2,948	$2,679

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

In addition to the revenue items discussed above, for the six months ended June 30, 2024, the Company recognized a non-recurring gain of $245,000 related to refunds received from cumulative lessor related pass-through operating expense charges for a single leased branch location.

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

The components of lease expense are as follows:

	For the three months ended		For the six months ended
(In thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating lease cost	$49	$59	$99	$118
Finance lease cost	108	56	217	111

Supplemental cash flow information related to leases was as follows:

	For the three months ended		For the six months ended
(In thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows for operating leases	$45	$54	$91	$108
Operating cash flows for finance leases	108	56	217	111
Financing cash flows for finance leases	32	31	64	62

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rate)	June 30, 2024	December 31, 2023
Operating Leases:
Operating lease right-of-use assets	$1,459	$1,526
Operating lease liabilities	1,652	1,711

Finance Leases:
Finance lease right-of-use assets	$4,004	$4,073
Finance lease liabilities	4,359	4,381

Weighted Average Remaining Lease Term:
Operating Leases	17.13 years	17.22 years
Finance Leases	26.84 years	27.35 years

Weighted Average Discount Rate:
Operating Leases	3.89%	3.88%
Finance Leases	9.40%	9.40%

Maturities of lease liabilities are as follows:

Twelve Months Ending June 30,
(In thousands)
2025	$78
2026	167
2027	168
2028	177
2029	162
Thereafter	5,259
Total minimum lease payments	$6,011

The Company owns certain properties that it leases to unaffiliated third parties at market rates. Lease rental income was $53,000 and $48,000 for the three months ended June 30, 2024 and 2023, respectively. Lease rental income was $108,000 and $96,000 for the six months ended June 30, 2024 and 2023, respectively. The lease agreements in which the Company is the lessor are a mix of operating and finance leases.

Note 15: Related Party Transactions

In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). None of the related party loans were classified as nonaccrual, past due, restructured, or potential problem loans at June 30, 2024 or December 31, 2023.

The following represents the activity associated with loans to related parties during the six months ended June 30, 2024 and the year ended December 31, 2023:

	June 30,	December 31,
(In thousands)	2024	2023
Balance at the beginning of the year	$32,742	$32,531
Originations and related party additions	800	4,360
Principal payments and related party removals	(5,491)	(4,149)
Balance at the end of the period	$28,051	$32,742

Note 16: Subsequent Events

On July 19, 2024, the Bank completed the previously announced purchase and assumption of the East Syracuse, NY branch of Berkshire Bank, the banking subsidiary of Berkshire Hills Bancorp, Inc. In connection with the purchase, the Bank assumed approximately $186 million in deposit liabilities and acquired approximately $30 million in loans. With respect to the purchased loans, the Bank paid an amount equal to the sum of 95% of the aggregate unpaid principal balances, measured as of the closing date, plus any accrued interest related to the loans through the closing date. The Bank also paid a 5.8% premium on the aggregate amount of non-time deposits associated with the branch, measured as of the closing date (the “Core Deposits”), and assumed all non-Core Deposits associated with the branch, measured as of the closing date, at par value. The total deposit premium paid by the Bank therefore equates to approximately 3.8% when applied to the aggregated Core Deposits and non-Core Deposits. The average cost of deposits acquired in the East Syracuse branch acquisition was approximately 1.99% (excluding the effects of future Core Deposit Intangible amortization). The Company intends to utilize the additional liquidity obtained with this acquisition to pay down approximately $150 million of borrowings that had an average cost of approximately 5.33% at June 30, 2024, which is expected to benefit total funding costs beginning in the third quarter of 2024. Finally, the Bank assumed Berkshire Bank’s existing commercial lease for the real property associated with the branch with an annual lease payment of approximately $946,000, excluding property taxes and certain other associated property related obligations that the Bank also assumed, and purchased the personal property and fixtures located within the branch facility for approximately $264,000.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

General

The Company is a Maryland corporation headquartered in Oswego, New York. The Company is 100% owned by public shareholders. The primary business of the Company is its investment in Pathfinder Bank (the "Bank"), a New York State chartered commercial bank, which is 100% owned by the Company. The Bank has two wholly owned operating subsidiaries, Pathfinder Risk Management Company, Inc. (“PRMC”) and Whispering Oaks Development Corp. All significant inter-company accounts and activity have been eliminated in consolidation. Although the Company owns, through its subsidiary PRMC, 51% of the membership interest in FitzGibbons Agency, LLC (“FitzGibbons” or “Agency”), the Company is required to consolidate 100% of FitzGibbons within the consolidated financial statements. The 49% of which the Company does not own, is accounted for separately as a noncontrolling interest within the consolidated financial statements. At June 30, 2024, the Company and subsidiaries had total consolidated assets of $1.45 billion, total consolidated liabilities of $1.32 billion and shareholders' equity of $123.3 million, plus noncontrolling interest of $826,000, which represents the 49% of FitzGibbons not owned by the Company.

The following discussion reviews the Company's financial condition at June 30, 2024 and the results of operations for the three and six month periods ended June 30, 2024 and 2023. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any other period.

The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2024 (“the consolidated annual financial statements”) as of December 31, 2023 and 2022 and for the two years then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Item 2.

Statement Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. These forward-looking statements concern the financial condition, results of operations, plans, objectives, future performance and business of Pathfinder Bancorp, Inc. and its subsidiary, including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) general economic conditions may be less favorable than expected; (2) competitive pressures among depository institutions may increase significantly; (3) changes in the interest rate environment may reduce interest margins; (4) loan origination and sale volumes, charge-offs and credit loss provisions may vary substantially from period to period; (5) the impact of a pandemic or other health crises and the government's response to such pandemic or crises on our operations as well as those of our customers and on the economy generally and in our market area specifically; (6) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (7) legislative or regulatory changes or actions may adversely affect the businesses in which Pathfinder Bancorp, Inc. is engaged; (8) changes and trends in the securities markets may adversely impact Pathfinder Bancorp, Inc.; (9) a delayed or incomplete resolution of regulatory issues could adversely impact our planning; (10) difficulties in integrating any businesses that we may acquire, including our recently completed acquisition of the East Syracuse branch of Berkshire Bank, which may increase our expenses and delay the achievement of any benefits that we may expect from such acquisitions; (11) the impact of reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; (12) our ability to prevent or mitigate fraudulent activity and cybersecurity threats; and (13) the outcome of any future regulatory and legal investigations and proceedings may not be anticipated.

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

The measurement of individually evaluated loans is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses as compared to the loan carrying value. For all other loans and leases, the Company uses the general allocation methodology that establishes an allowance to estimate the lifetime incurred loss for each risk-rating category. The measurement of individually evaluated loans is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured based on the fair value of the collateral, less costs to sell. At June 30, 2024, the Bank’s position in individually evaluated loans consisted of 58 loans totaling $19.3 million. Of these loans, 17 loans, totaling $3.1 million, were valued using the present value of future cash flows method; and 41 loans, totaling $16.2 million, were valued based on a collateral analysis. For all other loans, the Company uses the general allocation methodology that establishes an allowance to estimate the lifetime incurred loss for each risk-rating category.

In estimating the ACL on loans, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate. At June 30, 2024, the Bank held $461.2 million in commercial real estate and commercial & industrial loans (collectively, commercial loans) representing 52.0% of the Bank’s entire loan portfolio. The Bank allocated $7.5 million to the ACL for these loans, including $3.6 million derived from the use of qualitative factors in the calculation. Given the concentration of ACL allocation to the total commercial loan portfolio and the significant judgments made by management in deriving the qualitative loss factors, management considers the impact that changes in judgments could have on the ACL. The ACL could increase (or decrease) by approximately $900,000, assuming a 25% negative (or positive) change within the group of qualitative factors used to determine the ACL for commercial loans. The sensitivity and related range of impacts for various judgments on the ACL is a hypothetical analysis and is used to determine management’s judgments or assumptions of qualitative loss factors that were utilized at June 30, 2024 in the final recorded estimation of the ACL on loans recognized on the Statements of Financial Condition.

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

Management performs an annual evaluation of our goodwill for possible impairment at each of our reporting units. Based on the results of the December 31, 2023 evaluation, management has determined that the carrying value of goodwill was not impaired as of that date. Management will continuously evaluate all relevant economic and operational factors potentially affecting the Bank or the fair value of its assets, including goodwill. Should future economic consequences require a significant and sustained change in the operations of the Bank, re-evaluations of the Bank’s goodwill valuation will be conducted on a more frequent basis.

Recent Events

On July 19, 2024, the Bank completed the previously announced purchase and assumption of the East Syracuse, NY branch of Berkshire Bank, the banking subsidiary of Berkshire Hills Bancorp, Inc. In connection with the purchase, the Bank assumed approximately $186 million in deposit liabilities and acquired approximately $30 million in loans. With respect to the purchased loans, the Bank paid an amount equal to the sum of 95% of the aggregate unpaid principal balances, measured as of the closing date, plus any accrued interest related to the loans through the closing date. The Bank also paid a 5.8% premium on the aggregate amount of non-time deposits associated with the branch, measured as of the closing date (the “Core Deposits”), and assumed all non-Core Deposits associated with the branch, measured as of the closing date, at par value. The total deposit premium paid by the Bank therefore equates to approximately 3.8% when applied to the aggregated Core Deposits and non-Core Deposits. The average cost of deposits acquired in the East Syracuse branch acquisition was approximately 1.99% (excluding the effects of future Core Deposit Intangible amortization). The Company intends to utilize the additional liquidity obtained with this acquisition to pay down approximately $150 million of borrowings that had an average cost of approximately 5.33% at June 30, 2024, which is expected to benefit total funding costs beginning in the third quarter of 2024. Finally, the Bank assumed Berkshire Bank’s existing commercial lease for the real property associated with the branch with an annual lease payment of approximately $946,000, excluding property taxes and certain other associated property related obligations that the Bank also assumed, and purchased the personal property and fixtures located within the branch facility for approximately $264,000.

On July 1, 2024, the Company announced that its Board of Directors declared a cash dividend of $0.10 per share on the Company's voting common and non-voting common stock, and a cash dividend of $0.10 per notional share for the issued warrant relating to the fiscal quarter ended June 30, 2024. The dividends were payable to all shareholders of record on July 19, 2024 and were paid on August 9, 2024.

Overview and Results of Operations

The following represents the significant highlights of the Company’s operating results between the second quarter of 2024 and the second quarter of 2023.

•
Net income of $2.0 million in the current quarter increased by $18,000, or 0.9%, from the second quarter of 2023.
•
Basic and diluted earnings per voting common share in the current quarter were both $0.32 per share, matching the amount from the second quarter of 2023.
•
Net interest income of $9.5 million in the current quarter decreased by $252,000, or 2.6% from the second quarter of 2023.
•
Noninterest income of $1.2 million in the current quarter increased by $124,000, or 11.4% from the second quarter of 2023 driven by increases in various fees associated with our loan and deposit accounts.
•
Noninterest expense of $7.9 million in the current quarter increased by $734,000, or 10.2% from the second quarter of 2023 due primarily to increases in salaries and benefits and professional and other services.
•
Total deposits were $1.10 billion at the end of the second quarter, substantially unchanged from June 30, 2023.
•
Total loans were $888.3 million at the end of the second quarter, reflecting a $2.8 million decrease from June 30, 2023.

The following represents the significant highlights of the Company’s operating results between the first six months of 2024 and the first six months of 2023.

•
Net income of $4.1 million in the first six months of 2024 decreased by $461,000, or 10.1%, from the first six months of 2023.
•
Basic and diluted earnings per voting common share in the first six months of 2024 were both $0.66 per share, a decrease from $0.75 from the first six months of 2023.
•
Net interest income of $18.9 million in the first six months of 2024 decreased by $820,000, or 4.2% from the first six months of 2023.
•
Noninterest income of $2.9 million in the first six months of 2024 increased by $269,000, or 10.0% from the first six months of 2023 driven by increases in various fees associated with our loan and deposit accounts.
•
Noninterest expense of $15.6 million in the first six months of 2024 increased by $916,000, or 6.2% from the first six months of 2023 due primarily to increases in salaries and benefits and professional and other services.

The following reflects the significant changes in financial condition between June 30, 2024 and December 31, 2023. In addition, the following reflects significant changes in asset quality metrics between June 30, 2024 and June 30, 2023.

•
Total assets decreased $19.6 million, or 1.3% to $1.45 billion at June 30, 2024 as compared to December 31, 2023, primarily driven by lower cash and cash equivalents balances, held-to-maturity securities, and loans.
•
Asset quality metrics, as measured by net loan charge-offs, decreased in the second quarter of 2024 in comparison to the fourth quarter of 2023. The annualized net loan charge-offs to average loans ratio was 0.02% at June 30, 2024, compared to 0.47% at December 31, 2023, and 0.06% at June 30, 2023.
•
Nonperforming loans to total loans were 2.8% at June 30, 2024, compared to 1.9% at December 31, 2023 and 2.3% at June 30, 2023. Correspondingly, the ratio of the allowance for credit losses to nonperforming loans was 69.0% at June 30, 2024, as compared to 92.7% at December 31, 2023, and 92.4% at June 30, 2023.

The Company recorded net income of $2.0 million for the three months ended June 30, 2024, an $18,000 increase compared to the three months ended June 30, 2023. Increases in net income during the second quarter of 2024 included a $598,000 increase in net interest income after provision for credit losses, a $124,000 increase in noninterest income, and a $49,000 decrease in provision for income taxes. These increases were mostly offset by a $734,000 increase in noninterest expense.

Net interest income before the provision for credit losses decreased $252,000, or 2.6%, to $9.5 million for the three months ended June 30, 2024, as compared to the same three month period in 2023. An increase in interest expense of almost $2.7 million was partially offset by an increase in interest and dividend income of $2.4 million.

The increase in interest and dividend income of $2.4 million for the second quarter of 2024 as compared to the same prior year quarter can be primarily attributed to average loan yield increases of 44 basis points, investment securities and federal funds sold average balance increases of $68.3 million, and investment securities and federal funds sold average yield increases of 75 basis points. The corresponding increase in loan interest income and investment securities and federal funds sold interest income was $698,000 and $1.7 million, respectively.

The increase in interest expense of $2.7 million for the second quarter of 2024, compared to the prior year quarter, was predominantly the result of a change in the Bank's deposit mix to higher cost deposits and a rise in average rates paid on interest-bearing liabilities, reflecting the competitive conditions in the current interest rate environment. As a result, the net interest margin for the second quarter of 2024 was 2.78%, compared to 2.75% in the first quarter of 2024, and 2.96% in the second quarter of 2023. The increase of three basis points compared to the first quarter was driven by asset yield improvements partially offset by deposit cost increases. The decline in net interest margin compared to the second quarter of 2023 can primarily be attributed to higher funding costs related to the current high interest rate environment and upward repricing within the deposit portfolio, partially offset by an increase in the average yield on interest-earning assets.

The Bank's noninterest income for the second quarter of 2024 amounted to $1.2 million, reflecting an increase of $124,000 compared to the same quarter of 2023. This increase can primarily be attributed to the factors influencing recurring noninterest income, which excludes volatile items such as unrealized gains or losses on equity securities, as well as nonrecurring gains on sales of loans, investment securities, foreclosed real estate, premises, and equipment.

Recurring noninterest income during the quarter ended June 30, 2024 increased $155,000, or 13.6%, as compared to the same quarter in 2023. This was primarily due to an increase of $79,000 in debit card interchange fees, as a result of increased gross interchange revenues related to higher levels of consumer activity. Other components of noninterest income that also increased during the quarter ended June 30, 2024 include a $45,000 increase in loan servicing fees, a $27,000 increase in service charges on deposit accounts, and a $24,000 increase in earnings and gain on bank owned life insurance. These modest increases were partially offset by an aggregate decrease of $20,000 in other noninterest income categories.

The $31,000 year-over-year decrease in all other (nonrecurring) categories of noninterest income was primarily the result of a $77,000 decrease in sales of loans and foreclosed real estate during the three months ended June 30, 2024 as compared to the same period in 2023. Partially offsetting this decrease were lower losses on marketable equity securities in the amount of $30,000, and a $16,000 increase in gains on sales and redemptions of investment securities.

Second quarter 2024 results reflect the Bank’s strategy to proactively seek out and capitalize on new opportunities to diversify and enhance recurring noninterest income’s contribution to total revenue. As the Bank moves forward with its growth strategy, noninterest income is anticipated to play an increasingly vital role in maintaining a well-balanced and resilient financial profile.

Total noninterest expense for the second quarter of 2024 was $7.9 million, an increase of $734,000, or 10.2%, compared to the same three month period in 2023.

Salaries and benefits increased $493,000, or 12.6% during the quarter ended June 30, 2024, as compared to the quarter ended June 30, 2023. Headcount increases drove approximately $285,000 of the increase and salary adjustments related to merit and wage inflation accounted for approximately $208,000 of the increase. These adjustments for merit and wage inflation are crucial in maintaining competitive remuneration packages to attract and retain talent in the dynamic banking sector.

Professional and other services increased $193,000 during the second quarter of 2024, as compared to the same quarter in 2023. This increase was primarily due to $116,000 of nonrecurring expenses associated with a review of technology enhancements meant to drive improvements in operational efficiencies. The remaining increase in professional and other services of $77,000 was spread across several smaller consulting engagements. All other remaining noninterest expense categories had an aggregate increase of $48,000, or 1.7%.

Management extensively reviews recent trends in changes in the size and composition of the loan portfolio, historical loss experience, qualitative factors, and specific reserve requirements on loans individually evaluated, in its determination of the adequacy of the ACL. For the three months ended June 30, 2024, $290,000 was recorded in PCL, reflecting a decrease of $850,000 compared to the same period in 2023. The quarter ended June 30, 2023, provision for credit losses of $1.1 million was attributed to two large commercial real estate and commercial loan relationships experiencing credit deterioration. The quarter ended June 30, 2024 provision for credit losses included an increase in specific reserves of approximately $665,000, partially offset by improvement in certain qualitative and other factors that resulted in a net increase in the provision for loans of $304,000. The remaining components in provision for credit losses was a net reduction of $14,000.

The Bank continues to diligently monitor credit portfolios, particularly those considered sensitive to prevailing economic stressors, and apply conservative loan classification and reserve building methodologies.

In comparing the year-over-year second quarter periods, the Company’s return on average assets decreased only one basis point to 0.56% due to the combined effects of a modest gain in net income (the numerator in the ratio), outpaced slightly by a small increase in average assets (the denominator in the ratio). Average assets increased mostly due to an increase of $64.7 million in the average balances of taxable investment securities in the second quarter of 2024, as compared to the same quarter of 2023.

The Company recorded net income of $4.1 million for the six months ended June 30, 2024, a $461,000 decrease compared to the six months ended June 30, 2023. The decrease in net income was primarily due to a $916,000 increase in noninterest expense, partially offset by a $269,000 increase in noninterest income and a $186,000 decrease in provision for income taxes.

Net interest income before the provision for credit losses decreased $820,000, or 4.2%, to $18.9 million for the six months ended June 30, 2024, as compared to the same six month period in 2023. This decrease was due to a $6.8 million increase in total interest expense, partially offset by a $6.0 million increase in total interest and dividend income.

Noninterest income increased $269,000 in the six months ended June 30, 2024 to $2.9 million, compared to the same period in 2023. This increase was mostly due to the recognition of a $245,000 refund received from cumulative lessor related pass-through operating expense charges for a leased branch location during the first quarter of 2024. Excluding this one-time refund, total noninterest income had a modest aggregate gain of $24,000 in all other categories.

Noninterest expense in the six months ended June 30, 2024 was $15.6 million, an increase of $916,000, or 6.2%, when compared to the six months ended June 30, 2023. This increase was mostly due to a $639,000 increase in salaries and employee benefits, as well as a $219,000 increase in professional and other services.

For the first six months of 2024, the Bank recorded $1.0 million in provision for credit losses as compared to $1.8 million in the same prior year six month period. This decrease can also be primarily attributed to the aforementioned $1.1 million provision for credit losses in the second quarter of 2023.

Return on average assets decreased 8 basis points to 0.58% between the year-over-year six month periods, as there was a decrease in net income in the six month period ended June 30, 2024 (the numerator of the ratio) while the rate of average assets (the denominator of the ratio) grew during the period.

Average assets increased due to increases in average investment securities of $60.3 million in the six month period ended June 30, 2024 as compared to the same period of 2023. Average interest-bearing liabilities increased $42.9 million in the six months ended June 30, 2024, as compared with the same period in 2023 due to an increase in average deposits. The increase in average deposits for the six months ended June 30, 2024 was primarily due to increased time deposits, including brokered deposits, of $64.0 million. All other deposit accounts in aggregate decreased $21.1 million as compared with the same period in 2023.

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

	(Unaudited)
	For the three months ended June 30,
	2024			2023
			Average			Average
Unaudited	Average		Yield /	Average		Yield /
(In thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$885,384	$12,489	5.64%	$907,556	$11,791	5.20%
Taxable investment securities	434,572	5,914	5.44%	369,870	4,296	4.65%
Tax-exempt investment securities	28,944	498	6.88%	29,013	479	6.60%
Fed funds sold and interest-earning deposits	13,387	121	3.62%	9,723	55	2.26%
Total interest-earning assets	1,362,287	19,022	5.59%	1,316,162	16,621	5.05%
Noninterest-earning assets:
Other assets	98,746			94,350
Allowance for credit losses	(16,905)			(18,030)
Net unrealized losses on available-for-sale securities	(10,248)			(12,944)
Total assets	$1,433,880			$1,379,538
Interest-bearing liabilities:
NOW accounts	$92,918	$264	1.14%	$93,560	$100	0.43%
Money management accounts	12,076	3	0.10%	14,159	4	0.11%
MMDA accounts	214,364	2,002	3.74%	244,927	1,622	2.65%
Savings and club accounts	107,558	71	0.26%	127,356	67	0.21%
Time deposits	524,276	5,286	4.03%	468,534	3,832	3.27%
Subordinated debt	29,977	489	6.53%	29,792	483	6.48%
Borrowings	141,067	1,427	4.05%	99,284	781	3.15%
Total interest-bearing liabilities	1,122,236	9,542	3.40%	1,077,612	6,889	2.56%
Noninterest-bearing liabilities:
Demand deposits	171,135			171,882
Other liabilities	17,298			16,129
Total liabilities	1,310,669			1,265,623
Shareholders' equity	123,211			113,915
Total liabilities & shareholders' equity	$1,433,880			$1,379,538
Net interest income		$9,480			$9,732
Net interest rate spread			2.19%			2.49%
Net interest margin			2.78%			2.96%
Ratio of average interest-earning assets to average interest-bearing liabilities			121.39%			122.14%

	For the six months ended June 30,
	2024			2023
			Average			Average
Unaudited	Average		Yield /	Average		Yield /
(In thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$889,988	$24,757	5.56%	$903,255	$22,449	4.97%
Taxable investment securities	433,156	11,650	5.38%	369,155	8,121	4.40%
Tax-exempt investment securities	29,053	1,006	6.93%	32,726	934	5.71%
Fed funds sold and interest-earning deposits	8,669	219	5.05%	11,930	160	2.68%
Total interest-earning assets	1,360,866	37,632	5.53%	1,317,066	31,664	4.81%
Noninterest-earning assets:
Other assets	96,772			97,754
Allowance for credit losses	(16,498)			(17,542)
Net unrealized losses on available-for-sale securities	(10,701)			(12,738)
Total assets	$1,430,439			$1,384,540
Interest-bearing liabilities:
NOW accounts	$97,213	$526	1.08%	$95,492	$191	0.40%
Money management accounts	11,759	6	0.11%	14,727	8	0.11%
MMDA accounts	212,693	3,935	3.70%	253,214	2,897	2.29%
Savings and club accounts	110,119	144	0.26%	130,427	131	0.20%
Time deposits	525,767	10,426	3.97%	461,793	6,435	2.79%
Subordinated debt	29,954	980	6.54%	29,770	955	6.42%
Borrowings	133,894	2,735	4.09%	93,057	1,347	2.89%
Total interest-bearing liabilities	1,121,399	18,752	3.34%	1,078,480	11,964	2.22%
Noninterest-bearing liabilities:
Demand deposits	170,313			176,339
Other liabilities	16,542			16,269
Total liabilities	1,308,254			1,271,088
Shareholders' equity	122,185			113,452
Total liabilities & shareholders' equity	$1,430,439			$1,384,540
Net interest income		$18,880			$19,700
Net interest rate spread			2.19%			2.59%
Net interest margin			2.77%			2.99%
Ratio of average interest-earning assets to average interest-bearing liabilities			121.35%			122.12%

Net interest income before the provision for credit losses decreased $252,000, or 2.6%, to $9.5 million for the three months ended June 30, 2024, as compared to the same three month period in 2023. An increase in interest expense of almost $2.7 million was partially offset by an increase in interest and dividend income of $2.4 million.

The increase in interest and dividend income of $2.4 million for the second quarter of 2024 as compared to the same prior year quarter can be primarily attributed to average loan yield increases of 44 basis points, investment securities and federal funds sold average balance increases of $68.3 million, and investment securities and federal funds sold average yield increases of 75 basis points. The corresponding increase in loan interest income and investment securities and federal funds sold interest income was $698,000 and $1.7 million, respectively.

The increase in interest expense of $2.7 million for the second quarter of 2024, compared to the prior year quarter, was predominantly the result of a change in the Bank's deposit mix to higher cost deposits and a rise in average rates paid on interest-bearing liabilities, reflecting the competitive conditions in the current interest rate environment. As a result, the net interest margin for the second quarter of 2024 was 2.78%, compared to 2.75% in the first quarter of 2024, and 2.96% in the second quarter of 2023. The increase of three basis points compared to the first quarter was driven by asset yield improvements partially offset by deposit cost increases. The decline in net interest margin compared to the second quarter of 2023 can primarily be attributed to higher funding costs related to the current high interest rate environment and upward repricing within the deposit portfolio, partially offset by an increase in the average yield on interest-earning assets.

Net interest income before the provision for credit losses decreased $820,000, or 4.2%, to $18.9 million for the six months ended June 30, 2024, as compared to the same six month period in 2023. This decrease was due to a $6.8 million increase in total interest expense, partially offset by a $6.0 million increase in total interest and dividend income.

Interest expense increased $6.8 million for the six months ended June 30, 2024 as compared to the prior year period. The average interest rate paid on interest-bearing liabilities increased by 112 basis points for the six months ended June 30, 2024 as compared to the prior year period, and average interest-bearing liabilities increased by $42.9 million, or 4%. Average loans for the first six months of 2024 decreased by $13.3 million, or 1.5%, over the prior year period, while the average interest yield earned on average loans increased by 59 basis points, resulting in an increase of $2.3 million in interest income on loans for the six months ended June 30, 2024 as compared to the prior year period. Income from investment securities increased $3.6 million to $12.7 million for the six months ended June 30, 2024, as compared to the same prior year period.

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

	Three months ended June 30,			Six months ended June 30,
	2024 vs. 2023			2024 vs. 2023
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
Unaudited			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Loans	$(1,639)	$2,337	$698	$(921)	$3,229	$2,308
Taxable investment securities	817	801	1,618	1,545	1,984	3,529
Tax-exempt investment securities	(8)	27	19	(250)	322	72
Interest-earning deposits	26	40	66	(120)	179	59
Total interest income	(804)	3,205	2,401	254	5,714	5,968
Interest Expense:
NOW accounts	(5)	169	164	4	331	335
Money management accounts	(1)	-	(1)	(2)	-	(2)
MMDA accounts	(1,153)	1,533	380	(1,259)	2,297	1,038
Savings and club accounts	(50)	54	4	(49)	62	13
Time deposits	492	962	1,454	984	3,007	3,991
Subordinated debt	3	3	6	6	19	25
Borrowings	385	261	646	717	671	1,388
Total interest expense	(329)	2,982	2,653	401	6,387	6,788
Net change in net interest income	$(475)	$223	$(252)	$(147)	$(673)	$(820)

Deposits

The Company’s deposit base is drawn from eleven full-service offices in its market area. The deposit base consists of demand deposits, money management and money market deposit accounts, savings, and time deposits. Total deposits decreased by $18.8 million, or 1.7% from December 31, 2023. The decrease in deposits during the six months ended June 30, 2024 was primarily due to seasonal fluctuations of municipal depositors. At June 30, 2024, 55.9% of the Company's deposit base of $1.10 billion consisted of core deposits. Core deposits, which exclude time deposits, are considered to be more stable and generally provide the Company with a lower cost of funds than time deposits. The Company will continue to emphasize retail and business core deposits in the future by providing depositors with a full range of deposit product offerings and will maintain its recent focus on deposit gathering within the Syracuse market.

A summary of deposits by category at June 30, 2024 and December 31, 2023 is as follows:

(In thousands)	June 30, 2024	December 31, 2023
Savings accounts	$106,048	$113,543
Time accounts	368,262	377,570
Time accounts in excess of $250,000	117,021	95,272
Money management accounts	12,154	12,364
MMDA accounts	193,915	224,707
Demand deposit interest-bearing	128,168	119,321
Demand deposit noninterest-bearing	169,145	170,169
Mortgage escrow funds	6,564	7,121
Total Deposits	$1,101,277	$1,120,067

In addition to deposits obtained from its business operations within its target market areas, the Bank also obtains brokered deposits through various programs administered by IntraFi Network and through other unaffiliated third-party financial institutions.

The following table sets forth our nonbrokered and brokered deposit activities at the dates indicated:

	June 30, 2024			December 31, 2023
(In thousands)	Nonbrokered	Brokered	Total	Nonbrokered	Brokered	Total
Savings accounts	$106,048		$106,048	$113,543	$-	$113,543
Time accounts	172,687	195,575	368,262	174,864	202,706	377,570
Time accounts of $250,000 or more	117,021		117,021	95,272	-	95,272
Money management accounts	12,154		12,154	12,364	-	12,364
MMDA accounts	193,915		193,915	224,707	-	224,707
Demand deposit interest-bearing	88,168	40,000	128,168	79,321	40,000	119,321
Demand deposit noninterest-bearing	169,145		169,145	170,169	-	170,169
Mortgage escrow funds	6,564		6,564	7,121	-	7,121
Total Deposits	$865,702	$235,575	$1,101,277	$877,361	$242,706	$1,120,067

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

The Company recorded $290,000 in provision for credit losses for the three month period ended June 30, 2024, as compared to $1.1 million for the three month period ended June 30, 2023. The provisioning in the second quarter of 2024 and 2023 reflects management’s determination of the appropriate level of additions to reserves, the composition of the loan portfolio, changes in quantifiable econometric data statistically correlated to historical charge-off rates, subjective qualitative assessments of changes in a broad array of factors including changes to underwriting criteria, loan staffing and local market conditions. This represents a $850,000 decrease in provision for credit losses in the second quarter of 2024, as compared to the same period in 2023. This decrease can be primarily attributed to the significant $1.1 million provision for credit losses in the second quarter of 2023, which related to two large commercial real estate and commercial loan relationships experiencing credit deterioration, which necessitated a higher provision to recognize the effects of increased risk within these relationships. The quarter ended June 30, 2024 provision for credit losses included an increase in specific reserves of approximately $665,000, partially offset by improvement in certain qualitative and other factors that resulted in a net increase in the provision for loans of $304,000. The remaining components in provision for credit losses was a net reduction of $14,000. The Bank's credit sensitive portfolios continue to be carefully monitored, and the Bank will consistently apply its loan classification and reserve building methodologies to the analysis of these portfolios. Please refer to the asset quality section below for a further discussion of asset quality as it relates to the allowance for credit losses.

There was a decrease in the provision for credit losses in the first six months of 2024 to $1.0 million, a decrease of $0.8 million from the same six months in 2023, which was $1.8 million. This decrease can also be primarily attributed to the aforementioned $1.1 million provision for credit losses in the second quarter of 2023.

The Company measures delinquency based on the amount of past due loans (defined as loans equal to or greater than 30 days past due) as a percentage of total loans. The ratio of delinquent loans to total loans was 4.8%, 5.5% and 3.8% at June 30, 2024, March 31, 2024 and December 31, 2023, respectively. Delinquent loans (numerator) increased $15.3 million from December 31, 2023 to March 31, 2024, but subsequently decreased by $7.1 million at June 30, 2024. Total loan balances (denominator) decreased $5.7 million and $3.4 million at March 31, 2024 and June 30 2024, respectively. The increase from December 31, 2023 to March 31, 2024 was driven by loans delinquent 30-59 days, which increased by $13.8 million. The decrease from March 31, 2024 to June 30, 2024 was attributed to a decrease of $15.7 million in loans delinquent 30-59 days partially offset by increases in both the 60-89 days and 90 days and over of $3.8 million and $4.8 million, respectively.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, including insurance agency commissions, and net gains on sales of securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

Unaudited	For the three months ended				For the six months ended
(In thousands)	June 30, 2024	June 30, 2023	Change		June 30, 2024	June 30, 2023	Change
Service charges on deposit accounts	$330	$303	$27	8.9%	$639	$570	$69	12.1%
Earnings and gain on bank owned life insurance	167	143	24	16.8%	324	301	23	7.6%
Loan servicing fees	112	67	45	67.2%	200	139	61	43.9%
Debit card interchange fees	191	112	79	70.5%	310	433	(123)	-28.4%
Insurance agency revenue	260	271	(11)	-4.1%	657	691	(34)	-4.9%
Other charges, commissions and fees	234	243	(9)	-3.7%	678	499	179	35.9%
Noninterest income before gains	1,294	1,139	155	13.6%	2,808	2,633	175	6.6%
Gains (losses) on sales and redemptions of investment securities	16	-	16	0.0%	(132)	73	(205)	-280.8%
Gain on sales of loans and foreclosed real estate	40	117	(77)	-65.8%	58	142	(84)	-59.2%
Non-recurring gain on lease renegotiations	-	-	-	0.0%	245	-	245	100.0%
Losses on marketable equity securities	(139)	(169)	30	-17.8%	(31)	(169)	138	-81.7%
Total noninterest income	$1,211	$1,087	$124	11.4%	$2,948	$2,679	$269	10.0%
Noninterest income for the second quarter of 2024 amounted to $1.2 million, reflecting an increase of $124,000 compared to the same quarter of 2023. This increase can primarily be attributed to the factors influencing recurring noninterest income, which excludes volatile items such as unrealized gains or losses on equity securities, as well as nonrecurring gains on sales of loans, investment securities, foreclosed real estate, premises, and equipment.

Recurring noninterest income during the quarter ended June 30, 2024 increased $155,000, or 13.6%, as compared to the same quarter in 2023. This was primarily due to an increase of $79,000 in debit card interchange fees, as a result of increased gross interchange revenues related to higher levels of consumer activity. Other components of noninterest income that also increased during the quarter ended June 30, 2024 include a $45,000 increase in loan servicing fees, a $27,000 increase in service charges on deposit accounts, and a $24,000 increase in earnings and gain on bank owned life insurance. These modest increases were partially offset by an aggregate decrease of $20,000 in other noninterest income categories.

The $31,000 year-over-year decrease in all other (nonrecurring) categories of noninterest income was primarily the result of a $77,000 decrease in sales of loans and foreclosed real estate during the three months ended June 30, 2024 as compared to the same period in 2023. Partially offsetting this decrease were lower losses on marketable equity securities in the amount of $30,000, and a $16,000 increase in gains on sales and redemptions of investment securities.

Second quarter results reflect the Bank’s strategy to proactively seek out and capitalize on new opportunities to diversify and enhance recurring noninterest income’s contribution to total revenue. As the Bank moves forward with its growth strategy, noninterest income is anticipated to play an increasingly vital role in maintaining a well-balanced and resilient financial profile.

Noninterest income increased $269,000 in the six months ended June 30, 2024 to $2.9 million, compared to the same period in 2023. This increase was mostly due to the recognition of a $245,000 refund received from cumulative lessor related pass-through operating expense charges for a leased branch location during the first quarter of 2024. Excluding this one-time refund, total noninterest income had a modest aggregate gain of $24,000 in all other categories.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

Unaudited	For the three months ended				For the six months ended
(In thousands)	June 30, 2024	June 30, 2023	Change		June 30, 2024	June 30, 2023	Change
Salaries and employee benefits	$4,399	$3,906	$493	12.6%	$8,728	$8,089	$639	7.9%
Building and occupancy	914	979	(65)	-6.6%	1,730	1,831	(101)	-5.5%
Data processing	550	483	67	13.9%	1,078	1,036	42	4.1%
Professional and other services	696	503	193	38.4%	1,258	1,039	219	21.1%
Advertising	116	166	(50)	-30.1%	221	372	(151)	-40.6%
FDIC assessments	228	222	6	2.7%	457	441	16	3.6%
Audits and exams	123	158	(35)	-22.2%	293	317	(24)	-7.6%
Insurance agency expense	232	283	(51)	-18.0%	517	544	(27)	-5.0%
Community service activities	39	66	(27)	-40.9%	91	96	(5)	-5.2%
Foreclosed real estate expenses	30	18	12	66.7%	55	32	23	71.9%
Other expenses	581	390	191	49.0%	1,186	901	285	31.6%
Total noninterest expenses	$7,908	$7,174	$734	10.2%	$15,614	$14,698	$916	6.2%

For the second quarter of 2024, the Bank reported noninterest expenses of $7.9 million. This represents an increase of approximately $734,000, or 10.2%, compared to the same period in 2023.

Salaries and benefits increased $493,000, or 12.6% during the quarter ended June 30, 2024, as compared to the quarter ended June 30, 2023. Headcount increases drove approximately $285,000 of the increase and salary adjustments related to merit and wage inflation accounted for approximately $208,000 of the increase. These adjustments for merit and wage inflation are crucial in maintaining competitive remuneration packages to attract and retain talent in the dynamic banking sector.

Professional and other services increased $193,000 during the second quarter of 2024, as compared to the same quarter in 2023. This increase was primarily due to $116,000 of nonrecurring expenses associated with a review of technology enhancements meant to drive improvements in operational efficiencies. The remaining increase in professional and other services of $77,000 was spread across several smaller consulting engagements. All other remaining noninterest expense categories had an aggregate increase of $48,000, or 1.7%.

Noninterest expense in the six months ended June 30, 2024 was $15.6 million, an increase of $916,000, or 6.2%, when compared to the six months ended June 30, 2023. This increase was mostly due to a $639,000 increase in salaries and employee benefits, as well as a $219,000 increase in professional and other services. All other remaining noninterest expense categories had an aggregate increase of $58,000, or 0.4%.

The increase in salaries and benefits of $639,000 in the six months ended June 30, 2024 was driven by the aforementioned increases in headcount and wage inflation, and reflect the Bank's strategic efforts to enhance its competitive edge in the market and address the demands of an inflationary environment with respect to attracting and retaining employees.

The increase in professional services in the six months ended June 30, 2024 was driven by the aforementioned $116,000 of nonrecurring expenses associated with a review of technology enhancements meant to drive improvements in operational efficiencies. The remaining increase in professional and other services of $103,000 was spread across several smaller consulting engagements.

Income Tax Expense

Income tax expense decreased $49,000 to $481,000, with an effective tax rate of 19.3%, for the quarter ended June 30, 2024, as compared to $530,000 with an effective tax rate of 21.2% for the same three month period in 2023. The decrease in income tax expense for the quarter ended June 30, 2024, as compared to the same quarter in 2023, was primarily driven by an increase in fluctuations in permanent tax differences The effective income tax rate decreased 1.9% to 19.3% for the three months ended June 30, 2024 as compared to 21.2% for the same three month period in 2023. The decrease in the tax rate in the second quarter of 2024, as compared to the same quarter in 2023, was primarily related to fluctuations in permanent tax differences.

Income tax expense decreased $186,000 to $1.0 million, with an effective tax rate of 19.5%, for the six months ended June 30, 2024, as compared to $1.2 million with an effective tax rate of 20.5%, for the same six month period in 2023. The decrease in income tax expense for the six months ended June 30, 2024, as compared to the same six month period in 2023, was primarily driven by the year-over-year decrease in income before taxes coupled with increases in permanent tax differences. The effective income tax rate decreased 1.0% to 19.5% for the six months ended June 30, 2024 as compared to 20.5% for the same six month period in 2023. The decrease in the tax rate in the six months ended June 30, 2024, as compared to the same period in 2023, was primarily related to fluctuations in permanent tax differences.

The Company’s tax liability is a function of the 21% statutory federal tax rate, the level of pretax income, the varying effects of New York State income taxes, and is partially reduced by tax-exempt income from specific types of investment securities and loans, bank owned life insurance, and, to a much lesser degree, the utilization of historic and low income housing tax credits. In addition, the tax effects of certain incentive stock option activity may reduce the Company’s effective tax rate on a sporadic basis.

Earnings per Share

Basic and diluted earnings per Voting and Series A Non-Voting share were $0.32 per share for the second quarter of 2024, as compared to $0.32 for the same prior year period. The earnings per share between these two periods was the same due to the consistent net income between these two time periods.

Basic and diluted earnings per Voting and Series A Non-Voting share were $0.66 for the six month period ended June 30, 2024, as compared to $0.75 for the same prior year period. The decrease in earnings per share between these two periods was due to the decrease in net income between these two time periods. Further information on earnings per share can be found in Note 3 of the unaudited consolidated financial statements of this Form 10-Q.

Changes in Financial Condition

Assets

Total assets decreased $19.6 million, or 1.34%, to $1.45 billion at June 30, 2024 as compared to December 31, 2023. This decrease was due primarily to decreases in cash and cash equivalents and total loans, partially offset by an increase in investment securities.

Total cash and cash equivalents totaled $31.8 million at June 30, 2024, a decrease of $16.9 million, or 34.7%, compared to $48.7 million at December 31, 2023. This decline was due to a decrease of $16.6 million in interest-earning deposits, slightly offset by an increase in cash and due from banks of $316,000. Loans totaled $888.3 million at June 30, 2024, a decrease of $8.9 million, or 1.0%, compared to $897.2 million at December 31, 2023. This decrease was primarily due to decreases of $8.5 million in total residential mortgage loans and $3.6 million in total consumer loans, partially offset by an increase of $3.1 million in commercial loans.

Total decreases in assets were partially offset by an increase in investment securities, including investment in FHLB-NY stock, of $3.8 million, or 0.8%, to $453.7 million at June 30, 2024, as compared to December 31, 2023. This increase was due to increases of $16.3 million in available-for-sale securities and $587,000 in marketable equity securities, partially offset by decreases of $13.0 million in held-to-maturity securities and $46,000 in FHLB-NY stock.

Liabilities

Total liabilities decreased $23.5 million, or 1.7%, to $1.32 billion at June 30, 2024 as compared to $1.35 billion at December 31, 2023. This decrease was due primarily to decreases in total deposits and long-term borrowings.

Total deposits decreased $18.8 million, or 1.7%, from $1.12 billion at December 31, 2023 to $1.10 billion at June 30, 2024. This decrease was due to a $17.8 million decrease in interest-bearing deposits, as well as a $1.0 million decrease in noninterest-bearing deposits. Long-term borrowed funds from FHLB-NY decreased $4.0 million, or 8.1%, to $45.9 million at June 30, 2024, as compared to $49.9 million at December 31, 2023.

The total decrease in liabilities was partially offset by a $1.9 million, or 1.5% increase in short-term borrowings from FHLB-NY, from $125.7 million at December 31, 2023 to $127.6 million at June 30, 2024.

Shareholders’ Equity

Shareholders' equity increased by $3.8 million, or 3.2%, from $119.5 million at December 31, 2023, to $123.3 million at June 30, 2024. This increase was primarily due to the Company’s recorded net income of $4.1 million, and a decrease in accumulated other comprehensive loss of $819,000, partially reduced by declared dividends to shareholders of $1.2 million.

Capital

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its banking operations. This strong capital position serves to support growth and expansion activities while at the same time exceeding regulatory standards. At June 30, 2024, the Bank met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 8%, Tier 1 common equity exceeding 6.5%, and a total risk-based capital ratio exceeding 10%.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The buffer is separate from the capital ratios required under the Prompt Corrective Actions (“PCA”) standards. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum levels of the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity. At June 30, 2024, the Bank exceeded all regulatory required minimum capital ratios, including the capital buffer requirements.

Pathfinder Bank’s capital amounts and ratios as of the indicated dates are presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be "Well-Capitalized" Under Prompt Corrective Provisions		Minimum For Capital Adequacy with Buffer
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2024:
Total Core Capital (to Risk-Weighted Assets)	$159,635	16.04%	$79,599	8.00%	$99,499	10.00%	$104,474	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$147,131	14.79%	$59,699	6.00%	$79,599	8.00%	$84,574	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$147,131	14.79%	$44,775	4.50%	$64,674	6.50%	$69,649	7.00%
Tier 1 Capital (to Assets)	$147,131	10.30%	$57,139	4.00%	$71,423	5.00%	$71,423	5.00%
As of December 31, 2023
Total Core Capital (to Risk-Weighted Assets)	$155,922	15.05%	$82,860	8.00%	$103,575	10.00%	$108,753	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$142,927	13.80%	$62,145	6.00%	$82,860	8.00%	$88,038	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$142,927	13.80%	$46,609	4.50%	$67,324	6.50%	$72,502	7.00%
Tier 1 Capital (to Assets)	$142,927	10.11%	$56,548	4.00%	$70,685	5.00%	$70,685	5.00%

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

	June 30,	December 31,
(In thousands)	2024	2023
Regulatory Capital Ratios (Bank only)
Total capital (to risk-weighted assets)
Total equity (GAAP)	$142,957	$137,943
Goodwill	(4,536)	(4,536)
Intangible assets	(76)	(85)
Addback: Accumulated other comprehensive income	8,786	9,605
Total Tier 1 Capital	$147,131	$142,927
Allowance for credit losses (subject to regulatory limits)	12,504	12,995
Total Tier 2 Capital	$12,504	$12,995
Total Tier 1 plus Tier 2 Capital (numerator)	$159,635	$155,922
Risk-weighted assets (denominator)	994,989	1,035,747
Total core capital to risk-weighted assets	16.04%	15.05%

Tier 1 capital (to risk-weighted assets)
Total Tier 1 capital (numerator)	$147,131	$142,927
Risk-weighted assets (denominator)	994,989	1,035,747
Total capital to risk-weighted assets	14.79%	13.80%

Tier 1 capital (to adjusted assets)
Total Tier 1 capital (numerator)	$147,131	$142,927
Total average assets	1,433,079	1,418,313
Goodwill	(4,536)	(4,536)
Intangible assets	(76)	(85)
Adjusted assets (denominator)	$1,428,467	$1,413,692
Total capital to adjusted assets	10.30%	10.11%

Tier 1 Common Equity (to risk-weighted assets)
Total Tier 1 capital (numerator)	$147,131	$142,927
Risk-weighted assets (denominator)	994,989	1,035,747
Total Tier 1 Common Equity to risk-weighted assets	14.79%	13.80%

Loan and Asset Quality and Allowance for Credit Losses

The following table represents information concerning the aggregate amount of non-accrual loans at the indicated dates:

	June 30,	December 31,	June 30,
(In thousands)	2024	2023	2023
Nonaccrual loans:
Commercial and commercial real estate loans	$18,516	$12,317	$16,391
Consumer	4,237	3,140	2,409
Residential mortgage loans	1,737	1,770	1,549
Total nonaccrual loans	24,490	17,227	20,349
Total nonperforming loans	24,490	17,227	20,349
Foreclosed real estate	60	151	277
Total nonperforming assets	$24,550	$17,378	$20,626

Nonperforming loans to total loans	2.76%	1.92%	2.28%
Nonperforming assets to total assets	1.70%	1.19%	1.48%

Nonperforming assets include nonaccrual loans, and foreclosed real estate (‘‘FRE”).

As indicated in the table above, nonperforming assets at June 30, 2024 were $24.6 million, and were $7.2 million higher than the $17.4 million reported at December 31, 2023 and $4.0 million higher than the $20.6 million reported at June 30, 2023. The increase in the nonperforming loans on June 30, 2024, as compared to December 31, 2023, was driven by the downgrade of one commercial real estate loan with a balance of $1.4 million, deterioration of several commercial loan relationships totaling $4.8 million, and $1.1 million in consumer relationships.

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

The allowance for credit losses on loans represents management’s estimate of the lifetime losses inherent in the loan portfolio as of the date of the statement of condition. The allowance for credit losses was $16.9 million and $16.0 million at June 30, 2024 and December 31, 2023, respectively. The ratio of the allowance for credit losses to total loans was 1.89% as of June 30, 2024, as compared to 1.78% at December 31, 2023 and 2.07% at June 30, 2023. Management performs a quarterly evaluation of the allowance for credit losses based on quantitative and qualitative factors and has determined that the current level of the allowance for credit losses is adequate to absorb the losses in the loan portfolio as of June 30, 2024.

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

At June 30, 2024 and December 31, 2023, the Company had $19.4 million and $22.6 million in loans, respectively, which were individually analyzed, having established specific reserves of $4.4 million and $3.7 million, respectively, on these loans. The $1.2 million decrease in specifically identified loans between these two dates was the result of a single relationship charge-off.

Appraisals are obtained at the time a real estate secured loan is originated. For commercial real estate held as collateral, the property is inspected every two years.

Management has identified certain loans with potential credit profiles that may result in the borrowers not being able to comply with the current loan repayment terms and which may result in possible future identified loan reporting. Potential problem loans totaled $40.6 million at June 30, 2024, an increase of $2.5 million, as compared to $43.1 million at December 31, 2023. These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered specifically-identified.

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

Through the first six months of 2024, as indicated in the consolidated statement of cash flows, the Company reported net cash flow from operating activities of $2.0 million and net cash inflows of $3.1 million related to investing activities. The net cash inflows from investing activities was generated principally by an increase of $9.0 million in net loan activity, offset by a $4.9 million decrease in net investment activity, and a $1.1 million decrease in premises and equipment. The Company reported net cash outflows from financing activities of $22.1 million, primarily due to a $18.8 million decrease in net deposit balances, a $2.2 million decrease in borrowings, and an aggregate decrease of $1.1 million in net cash from all other financing sources, including dividends paid to common voting and non-voting shareholders and warrants of $1.2 million.

The Bank’s management monitors liquidity on a continuous basis through a broad range of internal programs and considers effective liquidity management to be one of its primary objectives. At June 30, 2024 the Bank had deposits of $1.10 billion, of which a portion were nominally uninsured, as they were above the insurance limits established by the Federal Deposit Insurance Corporation (“FDIC”) on that date. Of the nominally uninsured deposits at June 30, 2024, $56.7 million were insured through a long-standing reciprocal deposit program managed by a third-party entity. In addition, $100.1 million in municipal deposits are fully protected against principal loss by a collateral program whereby the Bank places high-quality securities with an independent custodian as collateral. The Bank had $139.4 million in deposits, representing 12.7% of all deposits, that were considered to be uninsured at June 30, 2024.

The Company has a number of existing credit facilities available to it. At June 30, 2024, total credit available under the existing lines of credit was approximately $242.8 million at FHLBNY, the Federal Reserve Bank, and two other correspondent banks. At June 30, 2024, the Company had $173.4 million of the available lines of credit utilized on its existing lines of credit with the remainder of $69.4 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of June 30, 2024, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

Off-Balance Sheet Arrangements

The Company is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. At June 30, 2024, the Company had $238.1 million in outstanding commitments to extend credit and standby letters of credit.

The Company's exposure to credit loss in the event of nonperformance related to off-balance sheet arrangements is proportional to the contractual amount of those instruments. Such financial instruments are recorded when they are funded. The Company records an allowance for credit losses on off-balance sheet credit exposures, unless such commitments are unconditionally cancelable, through the provision for credit losses expense. The allowance for credit losses on off-balance sheet credit exposures as of June 30, 2024 was $660,000 and is included in other liabilities on the Company's consolidated Statements of Condition.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information relating to this item.

Item 4 – Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer), management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. The term “disclosure controls and procedures,” under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our CEO and CFO concluded that our disclosure controls and procedures were effective as of that date.

We did not make any changes in internal control over financial reporting during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At June 30, 2024, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material and adverse effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities, and Use of Proceeds, and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2024 through April 30, 2024	-	$-	-	74,292

May 1, 2024 through May 31, 2024	-	$-	-	74,292

June 1, 2024 through June 30, 2024	-	$-	-	74,292

(1)
On August 29, 2016, our Board of Directors authorized the repurchase of up to 217,692 shares of our common stock, or 5% of the Company’s shares outstanding as of that date.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

During the second quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

PATHFINDER BANCORP, INC.

(registrant)

August 14, 2024	/s/ James A. Dowd
James A. Dowd
President and Chief Executive Officer

August 14, 2024	/s/ Justin K. Bigham
Justin K. Bigham
Senior Vice President, Chief Financial Officer