Form 10-Q
period 2024-09-30
Pathfinder Bancorp, Inc.
filed 2024-11-14
CIK 1609065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

(Exact Name of Company as Specified in its Charter)

Maryland (State of Other Jurisdiction of Incorporation)	001-36695 (Commission File No.)	38-3941859 (I.R.S. Employer Identification No.)

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

As of November 4, 2024, there were 4,719,788 shares outstanding of the registrant’s Voting common stock and 1,380,283 shares outstanding of the registrant’s Series A Non-Voting common stock.

Table of Contents

PATHFINDER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.

Consolidated Statements of Condition

(Unaudited)

	September 30,	December 31,
(In thousands, except share and per share data)	2024	2023
ASSETS:
Cash and due from banks	$18,923	$12,338
Interest-earning deposits	16,401	36,394
Total cash and cash equivalents	35,324	48,732
Available-for-sale securities, at fair value	271,977	258,716
Held-to-maturity securities, at amortized cost (fair value of $154,972 and $168,034, respectively)	161,385	179,286
Marketable equity securities, at fair value	3,872	3,206
Federal Home Loan Bank stock, at cost	5,401	8,748
Loans	921,660	897,207
Less: Allowance for credit losses	17,274	15,975
Loans receivable, net	904,386	881,232
Premises and equipment, net	18,989	18,441
Assets held-for-sale	-	3,042
Operating lease right-of-use assets	1,425	1,526
Finance lease right-of-use assets	16,873	4,073
Accrued interest receivable	6,806	7,286
Foreclosed real estate	-	151
Intangible assets, net	6,217	85
Goodwill	5,752	4,536
Bank owned life insurance	24,560	24,641
Other assets	20,159	22,097
Total assets	$1,483,126	$1,465,798

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$986,103	$949,898
Noninterest-bearing	210,110	170,169
Total deposits	1,196,213	1,120,067
Short-term borrowings	60,315	125,680
Long-term borrowings	39,769	49,919
Subordinated debt	30,057	29,914
Accrued interest payable	236	2,245
Operating lease liabilities	1,621	1,711
Finance lease liabilities	16,829	4,381
Other liabilities	16,986	11,625
Total liabilities	1,362,026	1,345,542
Shareholders' equity:
Voting common stock, par value $0.01; 25,000,000 authorized shares; 4,719,788 and 4,719,288 shares issued and outstanding, respectively	47	47
Non-Voting common stock, par value $0.01; 1,505,283 authorized shares; 1,380,283 shares issued and outstanding, respectively	14	14
Additional paid in capital	53,231	53,114
Retained earnings	73,670	76,060
Accumulated other comprehensive loss	(6,716)	(9,605)
Unearned ESOP shares	-	(135)
Total Pathfinder Bancorp, Inc. shareholders' equity	120,246	119,495
Noncontrolling interest	854	761
Total equity	121,100	120,256
Total liabilities and shareholders' equity	$1,483,126	$1,465,798

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended		For the nine months ended
(In thousands, except per share data)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest and dividend income:
Loans, including fees	$14,425	$12,470	$39,182	$34,919
Debt securities:
Taxable	5,664	4,488	17,007	12,408
Tax-exempt	469	507	1,475	1,441
Dividends	149	140	456	341
Federal funds sold and interest earning deposits	492	66	711	226
Total interest and dividend income	21,199	17,671	58,831	49,335
Interest expense:
Interest on deposits	7,633	6,223	22,670	15,885
Interest on short-term borrowings	1,136	674	3,476	1,624
Interest on long-term borrowings	202	222	597	619
Interest on subordinated debt	496	492	1,476	1,447
Total interest expense	9,467	7,611	28,219	19,575
Net interest income	11,732	10,060	30,612	29,760
Provision for (benefit from) credit losses:
Loans	9,104	798	10,118	2,675
Held-to-maturity securities	(31)	5	(90)	(24)
Unfunded commitments	(104)	30	(43)	14
Total provision for credit losses	8,969	833	9,985	2,665
Net interest income after provision for credit losses	2,763	9,227	20,627	27,095
Noninterest income:
Service charges on deposit accounts	392	343	1,031	913
Earnings and gain on bank owned life insurance	361	165	685	466
Loan servicing fees	79	99	279	238
Net realized (losses) gains on sales and redemptions of investment securities	(188)	(13)	(320)	60
Net realized gains (losses) on sales of marketable equity securities	62	(39)	31	(208)
Gains on sales of loans and foreclosed real estate	90	41	148	183
Loss on sale of premises and equipment	(36)	-	(36)	-
Debit card interchange fees	300	22	610	455
Insurance agency revenue	367	310	1,024	1,001
Other charges, commissions & fees	280	265	1,203	764
Total noninterest income	1,707	1,193	4,655	3,872
Noninterest expense:
Salaries and employee benefits	4,959	4,154	13,687	12,243
Building and occupancy	1,134	868	2,864	2,699
Data processing	672	483	1,750	1,519
Professional and other services	1,820	492	3,078	1,531
Advertising	165	144	386	516
FDIC assessments	228	222	685	663
Audits and exams	123	159	416	476
Insurance agency expense	308	273	825	817
Community service activities	20	55	111	151
Foreclosed real estate expenses	27	44	82	76
Other expenses	803	759	1,989	1,660
Total noninterest expense	10,259	7,653	25,873	22,351
(Loss) income before provision for income taxes	(5,789)	2,767	(591)	8,616
(Benefit) provision for income taxes	(1,173)	573	(160)	1,772
Net (loss) income attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	(4,616)	2,194	(431)	6,844
Net income attributable to noncontrolling interest	28	18	93	87
Net (loss) income attributable to Pathfinder Bancorp Inc.	$(4,644)	$2,176	$(524)	$6,757

Voting Earnings per common share - basic and diluted	$(0.75)	$0.35	$(0.09)	$1.10
Series A Non-Voting Earnings per common share- basic and diluted	$(0.75)	$0.35	$(0.09)	$1.10
Dividends per common share (Voting and Series A Non-Voting)	$0.10	$0.09	$0.30	$0.27

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the three months ended		For the nine months ended
(In thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Net (loss) income	$(4,616)	$2,194	$(431)	$6,844

Other Comprehensive Income (Loss)
Retirement Plans:
Retirement plan net gains recognized in plan expenses	38	56	113	167
Net unrealized gain on retirement plans	38	56	113	167

Unrealized holding gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	2,847	(3,016)	3,085	(4,093)
Reclassification adjustment for net (gains) losses included in net income	-	(1)	139	1,932
Net unrealized gains (losses) on available-for-sale securities	2,847	(3,017)	3,224	(2,161)

Derivatives and hedging activities:
Unrealized holding (losses) gains arising during the period	(82)	273	574	391
Net unrealized (losses) gains on derivatives and hedging activities	(82)	273	574	391

Other comprehensive income (loss), before tax	2,803	(2,688)	3,911	(1,603)
Tax effect	(733)	702	(1,022)	419
Other comprehensive income (loss), net of tax	2,070	(1,986)	2,889	(1,184)
Comprehensive (loss) income	$(2,546)	$208	$2,458	$5,660
Comprehensive income, attributable to noncontrolling interest	$28	$18	$93	$87
Comprehensive (loss) income attributable to Pathfinder Bancorp, Inc.	$(2,574)	$190	$2,365	$5,573

Tax Effect Allocated to Each Component of Other Comprehensive (Loss) Income
Retirement plan net gains recognized in plan expenses	$(10)	$(15)	$(30)	$(44)
Unrealized holding (gains) losses on available-for-sale securities arising during the period	(744)	788	(806)	1,070
Reclassification adjustment for net losses on available-for-sale securities included in net income	-	-	(36)	(506)
Unrealized (gains) losses on derivatives and hedging arising during the period	21	(71)	(150)	(101)
Income tax effect related to other comprehensive (loss) income	$(733)	$702	$(1,022)	$419

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
Three months ended September 30, 2024 and September 30, 2023
(Unaudited)

(In thousands, except share and per share data)	Common Stock	Non-Voting Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP shares	Non-controlling Interest	Total
Balance, June 30, 2024	$47	$14	$53,182	$78,936	$(8,786)	$(45)	$826	$124,174
Net loss (income)	-	-	-	(4,644)	-	-	28	(4,616)
Other comprehensive income net of tax	-	-	-	-	2,070	-	-	2,070
ESOP shares earned (6,111 shares)	-	-	49	-	-	45	-	94
Voting common stock dividends declared ($0.10 per share)	-	-	-	(472)	-	-	-	(472)
Non-Voting common stock dividends declared ($0.10 per share)	-	-	-	(138)	-	-	-	(138)
Warrant dividends declared ($0.10 per share)	-	-	-	(12)	-	-	-	(12)
Balance, September 30, 2024	$47	$14	$53,231	$73,670	$(6,716)	$-	$854	$121,100

Balance, June 30, 2023	$47	$14	$52,645	$72,664	$(11,370)	$(225)	$654	$114,429
Net income	-	-	-	2,176	-	-	18	2,194
Other comprehensive income, net of tax	-	-	-	-	(1,986)	-	-	(1,986)
ESOP shares earned (6,111 shares)	-	-	40	-	-	45	-	85
Stock based compensation	-	-	23	-	-	-	-	23
Stock options exercised	-	-	255	-	-	-	-	255
Voting common stock dividends declared ($0.09 per share)	-	-	-	(422)	-	-	-	(422)
Non-Voting common stock dividends declared ($0.09 per share)	-	-	-	(124)	-	-	-	(124)
Warrant dividends declared ($0.09 per share)	-	-	-	(12)	-	-	-	(12)
Balance, September 30, 2023	$47	$14	$52,963	$74,282	$(13,356)	$(180)	$672	$114,442

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
Nine months ended September 30, 2024 and September 30, 2023
(Unaudited)

(In thousands, except share and per share data)	Common Stock	Non-Voting Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP shares	Non-controlling Interest	Total
Balance, January 1, 2024	$47	$14	$53,114	$76,060	$(9,605)	$(135)	$761	$120,256
Net (loss) income	-	-	-	(524)	-	-	93	(431)
Other comprehensive income, net of tax	-	-	-	-	2,889	-	-	2,889
ESOP shares earned (18,332 shares)	-	-	112	-	-	135	-	247
Stock options exercised	-	-	5	-	-	-	-	5
Voting common stock dividends declared ($0.30 per share)	-	-	-	(1,414)	-	-	-	(1,414)
Non-Voting common stock dividends declared ($0.30 per share)	-	-	-	(414)	-	-	-	(414)
Warrant dividends declared ($0.30 per share)	-	-	-	(38)	-	-	-	(38)
Balance, September 30, 2024	$47	$14	$53,231	$73,670	$(6,716)	$-	$854	$121,100

Balance, January 1, 2023	$47	$14	$52,101	$71,322	$(12,172)	$(315)	$585	$111,582
Net income	-	-	-	6,757	-	-	87	6,844
Other comprehensive loss, net of tax	-	-	-	-	(1,184)	-	-	(1,184)
ESOP shares earned (18,332 shares)	-	-	153	-	-	135	-	288
Stock based compensation	-	-	86	-	-	-	-	86
Stock options exercised	-	-	623	-	-	-	-	623
Voting common stock dividends declared ($0.27 per share)	-	-	-	(1,256)	-	-	-	(1,256)
Non-Voting common stock dividends declared ($0.27 per share)	-	-	-	(373)	-	-	-	(373)
Warrant dividends declared ($0.27 per share)	-	-	-	(34)	-	-	-	(34)
Adoption of ASU 2016-13 Current Expected Credit Losses	-	-	-	(2,134)	-	-	-	(2,134)
Balance, September 30, 2023	$47	$14	$52,963	$74,282	$(13,356)	$(180)	$672	$114,442

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
(In thousands)	2024	2023
OPERATING ACTIVITIES
Net income (loss) attributable to Pathfinder Bancorp, Inc.	$(524)	$6,757
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Provision for credit losses	9,985	2,665
Proceeds from sales of loans held-for-sale	4,519	4,244
Originations of loans held-for-sale	(4,410)	(4,013)
Realized (gains) losses on sales, redemptions and calls of:
Foreclosed real estate	(39)	29
Loans	(109)	(212)
Available-for-sale investment securities	139	(79)
Held-to-maturity investment securities	181	19
Marketable securities	(31)	208
Depreciation	1,049	1,051
Amortization of mortgage servicing rights	(31)	(35)
Amortization of deferred loan fees and costs	71	(183)
Operating lease expense	(341)	(65)
Amortization of deferred financing fees from subordinated debt	143	134
(Losses) earnings on bank owned life insurance	83	(466)
Net amortization of premiums and discounts on investment securities	(133)	1,633
Amortization of intangible assets	115	13
Stock based compensation and ESOP expense	247	374
Net change in accrued interest receivable	480	(426)
Net change in other assets and liabilities	2,470	(4,645)
Net cash inflows from operating activities	13,864	7,003
INVESTING ACTIVITIES
Purchase of available-for-sale securities	(71,015)	(49,256)
Purchase of held-to-maturity securities	(10,573)	(12,787)
Purchase of marketable securities	(635)	(1,359)
Purchase of Federal Home Loan Bank stock	(9,477)	(13,415)
Proceeds from redemption of Federal Home Loan Bank stock	12,824	13,573
Proceeds from maturities and principal reductions of available-for-sale securities	58,749	12,921
Proceeds from maturities and principal reductions of held-to-maturity securities	24,678	20,878
Proceeds from sales, redemptions and calls of:
Available-for-sale securities	3,449	17,396
Held-to-maturity securities	3,823	278
Real estate acquired through foreclosure	167	288
Net change in loans	(33,300)	(736)
Acquisition of core deposit intangible asset	(6,271)	-
Proceeds from sale of assets held-for-sale	3,007	-
Purchase of premises and equipment	(1,621)	(1,670)
Net cash outflows from investing activities	(26,195)	(13,889)

FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts, money management deposit accounts, MMDA accounts and escrow deposits	94,078	(67,468)
Net change in time deposits	95,175	74,902
Net change in brokered deposits	(113,107)	(5,011)
Net change in short-term borrowings	(65,365)	(3,635)
Payments on long-term borrowings	(20,850)	(6,525)
Proceeds from long-term borrowings	10,700	4,776
Proceeds from exercise of stock options	5	623
Cash dividends paid to common voting shareholders	(1,367)	(1,264)
Cash dividends paid to common non-voting shareholders	(414)	(373)
Cash dividends paid on warrants	(25)	(34)
Change in noncontrolling interest, net	93	87
Net cash outflows from financing activities	(1,077)	(3,922)
Change in cash and cash equivalents	(13,408)	(10,808)
Cash and cash equivalents at beginning of period	48,732	35,282
Cash and cash equivalents at end of period	$35,324	$24,474
CASH PAID DURING THE PERIOD FOR:
Interest	$30,228	$18,819
Income taxes	600	2,500
NON-CASH INVESTING ACTIVITY
Real estate acquired in exchange for loans	-	333

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc., (the “Company”), Pathfinder Bank (the “Bank”) and its other wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Certain amounts in the 2023 consolidated financial statements may have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income or comprehensive income as previously reported. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024 or any other interim period.

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

Although the Company owned, through its wholly owned subsidiary Pathfinder Risk Management Company, Inc., 51% of the membership interest in FitzGibbons Agency, LLC (“Agency”) as of September 30, 2024, the Company is required to consolidate 100% of the Agency within the consolidated financial statements. The 49% of which the Company does not own is accounted for separately as noncontrolling interests within the consolidated financial statements. On October 1, 2024, the Company completed the sale of its majority membership interest in the FitzGibbons Agency to Marshall & Sterling Enterprises, Inc. For additional information related to this sale, please see Note 18 Subsequent Events.

On July 19, 2024, the Company completed the purchase and assumption of the East Syracuse, NY branch of Berkshire Bank. For additional information related to this purchase, please see Note 16 Branch Acquisition.

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

Standards Not Yet Adopted as of September 30, 2024
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

In applying the two-class method, basic net income per share was calculated by dividing net income (less any dividends on participating securities) by the weighted average number of shares of voting common stock and participating securities outstanding for the period. Diluted earnings per share may include the additional effect of other securities, if dilutive, in which case the dilutive effect of such securities is calculated by applying either the two-class method or the Treasury Stock method to the assumed exercise or vesting of potentially dilutive common shares. The method yielding the more dilutive result is ultimately reported for the applicable period. Potentially dilutive common stock equivalents primarily consist of employee stock options and restricted stock units. Unallocated common shares held by the employee stock ownership plan ("ESOP") are not included in the weighted average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released to plan participants.

Anti-dilutive shares are common stock equivalents with average exercise prices in excess of the weighted average market price for the period presented. Anti-dilutive stock options, not included in the computation below, were -0- for the three and nine months ended September 30, 2024, and September 30, 2023, respectively.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Net (loss) income attributable to Pathfinder Bancorp, Inc.	$(4,644)	$2,176	$(524)	$6,757
Series A Non-Voting Common Stock dividends	138	124	414	373
Warrant dividends	12	12	38	34
Undistributed earnings allocated to participating securities	(1,275)	395	(579)	1,248
Net (loss) income available to common shareholders-Voting	$(3,519)	$1,645	$(397)	$5,102

Net (loss) income attributable to Pathfinder Bancorp, Inc.	$(4,644)	$2,176	$(524)	$6,757
Voting Common Stock dividends	472	422	1,414	1,256
Warrant dividends	12	12	38	34
Undistributed earnings allocated to participating securities	(4,097)	1,257	(1,859)	3,950
Net (loss) income available to common shareholders-Voting	$(1,031)	$485	$(117)	$1,517

Basic and diluted weighted average common shares outstanding-Voting	4,714	4,671	4,708	4,640
Basic and diluted weighted average common shares outstanding-Series A Non-Voting	1,380	1,380	1,380	1,380

Basic and diluted earnings per common share-Voting	$(0.75)	$0.35	$(0.09)	$1.10
Basic and diluted earnings per common share-Series A Non-Voting	$(0.75)	$0.35	$(0.09)	$1.10

Note 4: Investment Securities

The amortized cost and estimated fair value of available-for-sale and held-to-maturity investment securities are summarized as follows:

	September 30, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$79,254	$539	$(2,963)	$76,830
State and political subdivisions	34,236	101	(1,295)	33,042
Corporate	10,975	248	(267)	10,956
Asset backed securities	19,295	31	(166)	19,160
Residential mortgage-backed - US agency	35,703	216	(685)	35,234
Collateralized mortgage obligations - US agency	14,897	128	(738)	14,287
Collateralized mortgage obligations - Private label	84,429	298	(2,465)	82,262
Total	278,789	1,561	(8,579)	271,771
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$278,995	$1,561	$(8,579)	$271,977

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$3,658	$-	$(200)	$3,458
State and political subdivisions	17,341	35	(1,506)	15,870
Corporate	44,395	20	(1,742)	42,673
Asset backed securities	13,709	19	(491)	13,237
Residential mortgage-backed - US agency	6,746	42	(491)	6,297
Collateralized mortgage obligations - US agency	12,517	5	(1,060)	11,462
Collateralized mortgage obligations - Private label	63,281	270	(1,576)	61,975
Total	161,647	391	(7,066)	154,972
Less: Allowance for credit losses	262	-	-	-
Total held-to-maturity	$161,385	$391	$(7,066)	$154,972

	December 31, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$82,588	$754	$(3,259)	$80,083
State and political subdivisions	34,588	145	(1,809)	32,924
Corporate	11,008	276	(365)	10,919
Asset backed securities	20,251	-	(359)	19,892
Residential mortgage-backed - US agency	25,446	57	(1,085)	24,418
Collateralized mortgage obligations - US agency	13,058	116	(995)	12,179
Collateralized mortgage obligations - Private label	81,812	128	(3,845)	78,095
Total	268,751	1,476	(11,717)	258,510
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$268,957	$1,476	$(11,717)	$258,716

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$3,760	$-	$(304)	$3,456
State and political subdivisions	16,576	28	(1,874)	14,730
Corporate	45,427	9	(3,281)	42,155
Asset backed securities	16,860	-	(1,180)	15,680
Residential mortgage-backed - US agency	6,974	15	(665)	6,324
Collateralized mortgage obligations - US agency	13,221	-	(1,293)	11,928
Collateralized mortgage obligations - Private label	76,819	120	(3,178)	73,761
Total	179,637	172	(11,775)	168,034
Less: Allowance for credit losses	351	-	-	-
Total held-to-maturity	$179,286	$172	$(11,775)	$168,034

The amortized cost and estimated fair value of debt investments at September 30, 2024 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties. Amounts disclosed are gross values and do not include any allowance for credit loss.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$7,075	$7,300	$6,709	$6,672
Due after one year through five years	10,013	9,704	18,439	18,257
Due after five years through ten years	41,457	38,109	38,105	35,584
Due after ten years	85,215	84,875	15,850	14,725
Sub-total	143,760	139,988	79,103	75,238
Residential mortgage-backed - US agency	35,703	35,234	6,746	6,297
Collateralized mortgage obligations - US agency	14,897	14,287	12,517	11,462
Collateralized mortgage obligations - Private label	84,429	82,262	63,281	61,975
Totals	$278,789	$271,771	$161,647	$154,972

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	September 30, 2024
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(In thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSEs	7	$(58)	$21,910	4	$(2,905)	$27,910	11	$(2,963)	$49,820
State and political subdivisions	1	(9)	2,009	20	(1,286)	25,472	21	(1,295)	27,481
Corporate	-	-	-	4	(267)	3,434	4	(267)	3,434
Asset backed securities	1	(10)	1,521	8	(156)	9,018	9	(166)	10,539
Residential mortgage-backed - US agency	5	(85)	7,894	9	(600)	6,323	14	(685)	14,217
Collateralized mortgage obligations - US agency	1	(1)	1,150	11	(737)	7,361	12	(738)	8,511
Collateralized mortgage obligations - Private label	9	(64)	16,640	27	(2,401)	30,362	36	(2,465)	47,002
Totals	24	$(227)	$51,124	83	$(8,352)	$109,880	107	$(8,579)	$161,004
Held-to-Maturity Portfolio
US Treasury, agencies and GSEs	-	$-	$-	2	$(200)	$3,458	2	$(200)	$3,458
State and political subdivisions	1	(1)	501	17	(1,505)	13,429	18	(1,506)	13,930
Corporate	-	-	-	37	(1,742)	30,355	37	(1,742)	30,355
Asset backed securities	1	(4)	588	5	(487)	7,066	6	(491)	7,654
Residential mortgage-backed - US agency	-	-	-	7	(491)	5,019	7	(491)	5,019
Collateralized mortgage obligations - US agency	-	-	-	9	(1,060)	10,837	9	(1,060)	10,837
Collateralized mortgage obligations - Private label	-	-	-	37	(1,576)	46,238	37	(1,576)	46,238
Totals	2	$(5)	$1,089	114	$(7,061)	$116,402	116	$(7,066)	$117,491

	December 31, 2023
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(In thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSEs	3	$(13)	$5,990	3	$(3,246)	$25,794	6	$(3,259)	$31,784
State and political subdivisions	-	-	-	20	(1,809)	26,432	20	(1,809)	26,432
Corporate	-	-	-	5	(365)	4,351	5	(365)	4,351
Asset backed securities	3	(65)	5,907	10	(294)	13,985	13	(359)	19,892
Residential mortgage-backed - US agency	1	(14)	2,477	15	(1,071)	14,931	16	(1,085)	17,408
Collateralized mortgage obligations - US agency	-	-	-	11	(995)	8,123	11	(995)	8,123
Collateralized mortgage obligations - Private label	10	(274)	18,067	33	(3,571)	46,483	43	(3,845)	64,550
Totals	17	$(366)	$32,441	97	$(11,351)	$140,099	114	$(11,717)	$172,540
Held-to-Maturity Portfolio
US Treasury, agencies and GSE's	-	$-	$-	2	$(304)	$3,456	2	$(304)	$3,456
State and political subdivisions	4	(2)	575	14	(1,872)	12,718	18	(1,874)	13,293
Corporate	1	(61)	439	39	(3,220)	33,532	40	(3,281)	33,971
Asset backed securities	2	(8)	2,877	8	(1,172)	10,652	10	(1,180)	13,529
Residential mortgage-backed - US agency	-	-	-	7	(665)	4,942	7	(665)	4,942
Collateralized mortgage obligations - US agency	-	-	-	10	(1,293)	11,928	10	(1,293)	11,928
Collateralized mortgage obligations - Private label	4	(38)	5,827	43	(3,140)	60,260	47	(3,178)	66,087
Totals	11	$(109)	$9,718	123	$(11,666)	$137,488	134	$(11,775)	$147,206

Excluding the effects of changes in the characteristics of individual debt securities that potentially give rise to credit losses, as described below, the fair market value of a debt security as of a particular measurement date is highly dependent upon prevailing market and economic environmental factors at the measurement date relative to the prevailing market and economic environmental factors present at the time the debt security was acquired. The most significant market and environmental factors include, but are not limited to (1) the general level of interest rates, (2) the relationship between shorter-term interest rates and longer-term interest rates (referred to as the “slope” or "shape"

of the interest rate yield curve), (3) general bond market liquidity, (4) the recent and expected near-term volume of new issuances of similar debt securities, and (5) changes in the market values of individual loan collateral underlying mortgage-backed and asset-backed debt securities. Changes in interest rates affect the fair market values of debt securities by influencing the discount rate applied to the securities’ future expected cash flows. The higher the discount rate, the lower the resultant security fair value at the measurement date. Conversely, the lower the discount rate, the higher the resultant security fair value at the measurement date. In addition, the cumulative amount and timing of undiscounted cash flows of debt securities may also be affected by changes in interest rates. For any given level of movement in the general market and economic environmental factors described above, the magnitude of any particular debt security’s price changes will also depend heavily upon security-specific factors such as (1) the duration of the security, (2) imbedded optionality contractually granted to the issuer of the security with respect to principal prepayments, and (3) changes in the level of market premiums demanded by investors for securities with imbedded credit risk (where applicable).

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

The portion of the investment securities portfolio, categorized as AFS, with an aggregate amortized historical cost of $279.0 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $7.0 million, or -2.5%, at September 30, 2024. The AFS securities portfolio, with an aggregate amortized historical cost of $269.0 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $10.2 million, or -3.8%, at December 31, 2023. The resultant $3.2 million total improvement in the fair value of the AFS investment portfolio's aggregate fair value, relative to its aggregate amortized historical cost, in the nine months ended September 30, 2024, was primarily due to changes in the interest rate environment (the general interest rate level and the relationships between shorter-term and longer-term interest rates, known as the 'yield curve') that occurred in that period. These changes in aggregate fair value relative to aggregate amortized historical cost that occurred in the nine months ended September 30, 2024 did not represent any changes in credit loss estimations within the portfolio.

The portion of the investment securities portfolio, categorized as HTM, with an aggregate amortized historical cost of $161.6 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $6.7 million, or -4.1%, at September 30, 2024. The portion of the investment securities portfolio, categorized as HTM, with an aggregate amortized historical cost of $179.6 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $11.6 million, or -6.5%, at December 31, 2023. The resultant $4.9 million improvement in the aggregate fair value of the HTM investment portfolio, relative to its aggregate amortized historical cost, during the nine months ended September 30, 2024, was primarily due to changes in the interest rate environment (the general interest rate level and the relationships between shorter-term and longer-term interest rates, known as the 'yield curve') that occurred in that period. These changes in aggregate fair value relative to aggregate amortized historical cost that occurred in the nine months ended September 30, 2024 did not represent any changes in credit loss estimations within the portfolio. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

The following tables depicts a rollforward of the allowance for credit losses on investment securities classified as held-to-maturity for the three months ended September 30, 2024 and 2023:

(In thousands)	Government Issued and Government Sponsored Enterprise Securities	Mortgage and Asset-backed Securities	Securities Issued By State and Political Subdivisions	Corporate Securities	Total
Balance, June 30, 2024	$-	$-	$1	$292	$293
Provision for credit losses	-	-	-	(31)	(31)
Allowance on purchased financial assets with credit deterioration	-	-	-	-	-
Charge-offs of securities	-	-	-	-	-
Recoveries	-	-	-	-	-
Balance, September 30, 2024	$-	$-	$1	$261	$262

	Government Issued and Government Sponsored Enterprise Securities	Mortgage and Asset-backed Securities	Securities Issued By State and Political Subdivisions	Corporate Securities	Total
Balance, June 30, 2023	$-	$22	$2	$397	$421
Provision for credit losses	-	-	-	5	5
Allowance on purchased financial assets with credit deterioration	-	-	-	-	-
Charge-offs of securities	-	-	-	-	-
Recoveries	-	-	-	-	-
Balance, September 30, 2023	$-	$22	$2	$402	$426

The following tables depicts a rollforward of the allowance for credit losses on investment securities classified as held-to-maturity for the nine months ended September 30, 2024 and 2023:

(In thousands)	Government Issued and Government Sponsored Enterprise Securities	Mortgage and Asset-backed Securities	Securities Issued By State and Political Subdivisions	Corporate Securities	Total
Balance, December 31, 2023	$-	$-	$2	$350	$352
Provision for credit losses	-		(1)	(89)	(90)
Allowance on purchased financial assets with credit deterioration	-	-	-	-	-
Charge-offs of securities	-	-	-	-	-
Recoveries	-	-	-	-	-
Balance, September 30, 2024	$-	$-	$1	$261	$262

(In thousands)	Government Issued and Government Sponsored Enterprise Securities	Mortgage and Asset-backed Securities	Securities Issued By State and Political Subdivisions	Corporate Securities	Total
Balance, December 31, 2022	$-	$-	$-	$-	$-
Adjustment for the adoption of ASU 2016-13	-	40	1	409	450
Provision for credit losses	-	(18)	1	(7)	(24)
Allowance on purchased financial assets with credit deterioration	-	-	-	-	-
Charge-offs of securities	-	-	-	-	-
Recoveries	-	-	-	-	-
Balance, September 30, 2023	$-	$22	$2	$402	$426

The Company monitors the credit quality of the debt securities categorized as HTM primarily through the use of NRSRO credit ratings. These assessments are made on a quarterly basis. Amounts disclosed are gross values and do not include any allowance for credit loss. The following table summarizes the amortized cost of debt securities categorized as HTM at September 30, 2024 and December 31, 2023, aggregated by credit quality indicators:

(In thousands)	September 30, 2024	December 31, 2023
AAA or equivalent	$33,922	$42,476
AA or equivalent, including securities issued by the United States Government or Government Sponsored Enterprises	35,121	49,479
A or equivalent	13,030	19,021
BBB or equivalent	16,777	16,304
BB or equivalent	986	983
Unrated	61,811	51,374
Total	$161,647	$179,637

Gross realized (losses) gains on sales and redemptions of available-for-sale and held-to-maturity securities for the indicated periods are detailed below:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2024	2023	2024	2023
Realized gains on investments	$-	$-	$750	$2,021
Realized losses on investments	(188)	(13)	(1,070)	(1,961)
Total	$(188)	$(13)	$(320)	$60

As of September 30, 2024 and December 31, 2023, securities with a fair value of $126.7 million and $110.3 million, respectively, were pledged to collateralize certain municipal deposit relationships. As of the same dates, securities with a fair value of $108.9 million and $114.3 million, respectively, were pledged against certain borrowing arrangements.

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

The composition of net periodic pension plan and postretirement plan costs for the indicated periods is as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	For the three months ended September 30,				For the nine months ended September 30,
(In thousands)	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$-	$-	$-	$-	$-	$-	$-	$-
Interest cost	139	140	2	3	417	421	5	6
Expected return on plan assets	(253)	(241)	-	-	(760)	(724)	-	-
Amortization of prior service credits	-	-	(1)	(1)	-	-	(3)	(3)
Amortization of net losses	39	57	(1)	(1)	116	170	(3)	(3)
Net periodic benefit plan (benefit) cost	$(75)	$(44)	$-	$1	$(227)	$(133)	$(1)	$-

The Company will evaluate the need for further contributions to the defined benefit pension plan during 2024. The prepaid pension asset of $7.9 million and $7.5 million as of September 30, 2024 and December 31, 2023 respectively, is recorded in other assets on the consolidated statements of condition.

Note 6: Loans

Major classifications of loans at the indicated dates are as follows:

	September 30,	December 31,
(In thousands)	2024	2023
Residential mortgage loans:
1-4 family first-lien residential mortgages	$255,235	$257,604
Construction	4,077	1,355
Total residential mortgage loans	259,312	258,959
Commercial loans:
Real estate	378,805	358,707
Lines of credit	64,672	72,069
Other commercial and industrial	88,247	89,803
Paycheck Protection Program loans	125	158
Tax exempt loans	2,658	3,430
Total commercial loans	534,507	524,167
Consumer loans:
Home equity and junior liens	52,709	34,858
Other consumer	76,703	79,797
Total consumer loans	129,412	114,655
Subtotal loans	923,231	897,781
Net deferred loan fees	(1,571)	(574)
Total loans	921,660	897,207
Less allowance for credit losses	17,274	15,975
Loans receivable, net	$904,386	$881,232

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

From time to time, the Bank acquires diversified pools of loans, originated by unrelated third parties, as part of the Company’s overall balance sheet management strategies. These acquisitions took place with nine separate transactions, that occurred between 2017 and 2019, with an additional six transactions occurring in 2021. The following tables detail the purchased loan pool positions held by the Bank at September 30, 2024 and December 31, 2023 (the month/year of the earliest acquisition date is depicted in parentheses):

(In thousands, except number of loans)	September 30, 2024
	Original Balance	Current Balance	Unamortized Premium/ (Discount)	Number of Loans	Maturity Range	Cumulative net charge-offs
Commercial and industrial loans (6/2019)	$6,800	$1,300	$-	19	2-5 years	$-
Home equity lines of credit (8/2019)	21,900	3,600	24	101	4-25 years	51
Unsecured consumer loan pool 2 (11/2019)	26,600	40	-	71	0-2 years	-
Residential real estate loans (12/2019)	4,300	4,200	280	54	16-25 years	-
Unsecured consumer loan pool 1 (12/2019)	5,400	600	-	41	1-3 years	-
Unsecured consumer installment loans pool 3 (12/2019)(2)	10,300	200	6	92	0-9 years	37
Secured consumer installment loans pool 4 (12/2020)	14,500	9,500	(1,308)	480	21-25 years	5
Unsecured consumer loans pool 5 (1/2021)(1)	24,400	13,300	(357)	610	6-21 years	1,001
Revolving commercial line of credit 1 (3/2021)	11,600	8,600	-	1	0-1 year	-
Secured consumer installment loans (11/2021)	21,300	16,800	(2,687)	808	17-24 years	290
Unsecured consumer loans pool 6 (11/2021)(1)	22,200	16,200	(2,125)	512	7-24 years	1,176
Revolving commercial line of credit 1 (7/2024)	1,050	1,100	34	1	0-1 year	-
Total	$170,350	$75,440	$(6,133)	2,790		$2,560

(In thousands, except number of loans)	December 31, 2023
	Original Balance	Current Balance	Unamortized Premium/ (Discount)	Number of Loans	Maturity Range	Cumulative net charge-offs
Commercial and industrial loans (6/2019)	6,800	1,600	-	20	2-6 years	-
Home equity lines of credit (8/2019)	21,900	4,500	108	159	1-26 years	-
Unsecured consumer loan pool 2 (11/2019)	26,600	500	2	167	0-2 years	-
Residential real estate loans (12/2019)	4,300	4,500	284	56	17-25 years	-
Unsecured consumer loan pool 1 (12/2019)	5,400	1,000	-	46	1-3 years	-
Unsecured consumer installment loans pool 3 (12/2019)	10,300	500	17	158	0-9 years	69
Secured consumer installment loans pool 4 (12/2020)	14,500	10,600	(1,252)	499	21-25 years	-
Unsecured consumer loans pool 5 (1/2021)	24,400	15,600	(450)	644	7-22 years	-
Revolving commercial line of credit 1 (3/2021)	11,600	12,400	2	1	0-1 year	-
Secured consumer installment loans (11/2021)	21,300	18,000	(2,923)	821	17-24 years	-
Revolving commercial line of credit 2 (11/2021) paid in full at 12/11/23	10,500	-	-	-	-	-
Unsecured consumer loans pool 6 (11/2021)	22,200	18,200	(2,292)	522	7-24 years	-
Total	$179,800	$87,400	$(6,504)	3,093		$69

(1)
On December 7, 2023, the Bank settled two pay-fixed interest rate swap derivative contracts, previously established with an unaffiliated third party and designated as fair value interest rate hedges. The hedging swap contracts were related to two purchased consumer installment loan pools comprised of loans secured by residential home solar power infrastructure. These contracts were entered into on February 13, 2021 (notional amount of $12.2 million) and December 8, 2021 (notional amount of $8.5 million). The Bank realized gains related to the settlement of these two hedging contracts were $117,000 and $694,000, respectively. These gains on the extinguishment of the hedging swap contracts are reported as a reduction of the carrying value of the hedged loan pools and will be recognized as an enhancement to the reported yield on those loan pools over the original contractual life of the hedging swap contracts. The unamortized portion of these gains totaled $729,000 at September 30, 2024.
(2)
In December 2023, the primary servicer for a purchased pool of consumer installment loans declared bankruptcy and the Bank placed the loans within the serviced pool on nonaccrual status pending the release of collected funds by the U.S. Bankruptcy court of jurisdiction. The current balance reflects anticipated principal payments that are expected to be received after the bankruptcy proceedings are finalized and the remaining amount expected to be collected from the pool’s underlying borrowers. At September 30, 2024, the Bank has recorded a total receivable of $347,000 related to the remaining unpaid portion of the original loan pool, of which $124,000 has currently been collected by the servicer from underlying borrowers and is being held in a segregated account by the Bankruptcy Court and approximately $223,000 remains due from borrowers under the scheduled repayment terms of their original loan agreements. The Bank’s management expects to ultimately collect substantially all of these funds and does not consider the loans in this pool to be impaired at September 30, 2024.

At September 30, 2024 and December 31, 2023, the allowance for credit losses (the "ACL") related to these pools were $4.2 million and $2.1 million, respectively. As of September 30, 2024 and December 31, 2023, residential mortgage loans with a carrying value of $116.0 million and $113.6 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings. For additional information related to these pools, please see Note 7 Allowance For Credit Losses.

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
Other consumer

The following tables present the classes of the loan portfolio as of September 30, 2024, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

								Revolving
	Term Loans By Origination Year						Revolving	loans converted
(In thousands)	2024	2023	2022	2021	2020	Prior	Loans	to term loans	Total
Commercial Real Estate:
Pass	$30,826	$49,643	$65,662	$53,857	$28,022	$125,048	$-	$-	$353,058
Special Mention	-	-	13,996	-	-	472	-	-	14,468
Substandard	843	4,323	500	1,652	217	3,685	-	-	11,220
Doubtful	-	-	-	-	-	59	-	-	59
Total Commercial Real Estate	31,669	53,966	80,158	55,509	28,239	129,264	-	-	378,805
Commercial Lines of Credit:
Pass	-	-	-	-	-	-	60,113	3,133	63,246
Special Mention	-	-	-	-	-	-	605	143	748
Substandard	-	-	-	-	-	-	209	369	578
Doubtful	-	-	-	-	-	-	100	-	100
Total Commercial Lines of Credit	-	-	-	-	-	-	61,027	3,645	64,672
Other Commercial and Industrial:
Pass	12,437	22,109	14,417	4,701	4,326	18,687	5,863	-	82,540
Special Mention	-	2,072	-	216	33	-	-	-	2,321
Substandard	-	-	1,071	-	303	1,231	-	-	2,605
Doubtful	-	328	24	429	-	-	-	-	781
Total Other Commercial and Industrial	12,437	24,509	15,512	5,346	4,662	19,918	5,863	-	88,247
Paycheck Protection Program Loans
Pass	-	-	-	-	125	-	-	-	125
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Paycheck Protection Program Loans	-	-	-	-	125	-	-	-	125
Tax Exempt Loans
Pass	32	73	-	-	151	2,402	-	-	2,658
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Tax Exempt Loans	32	73	-	-	151	2,402	-	-	2,658

								Revolving
	Term Loans By Origination Year						Revolving	loans converted
(In thousands)	2024	2023	2022	2021	2020	Prior	Loans	to term loans	Total
1-4 family first-lien residential mortgages:
Pass	$8,370	$16,151	$29,461	$49,580	$37,290	$111,171	$-	$-	$252,023
Special Mention	-	-	-	-	273	364	-	-	637
Substandard	-	-	458	91	209	840	-	-	1,598
Doubtful	-	-	-	-	152	825	-	-	977
Total 1-4 family first-lien residential mortgages	8,370	16,151	29,919	49,671	37,924	113,200	-	-	255,235
Construction:
Pass	4,077	-	-	-	-	-	-	-	4,077
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Construction	4,077	-	-	-	-	-	-	-	4,077
Home Equity and Junior Liens:
Pass	5,635	4,219	3,173	3,055	1,669	13,680	19,549	954	51,934
Special Mention	-	-	-	-	-	6	20	9	35
Substandard	-	-	-	13	-	44	677	6	740
Doubtful	-	-	-	-	-	-	-	-	-
Total Home Equity and Junior Liens	5,635	4,219	3,173	3,068	1,669	13,730	20,246	969	52,709
Other Consumer:
Pass	4,049	62,500	4,215	2,165	1,145	2,543	-	-	76,617
Special Mention	-	-	-	6	-	2	-	-	8
Substandard	-	-	-	78	-	-	-	-	78
Doubtful	-	-	-	-	-	-	-	-	-
Total Other Consumer	4,049	62,500	4,215	2,249	1,145	2,545	-	-	76,703
Net Deferred Loan Fees	(755)	(17)	(15)	(135)	(45)	(604)	-	-	(1,571)
Total Loans	$65,514	$161,401	$132,962	$115,708	$73,870	$280,455	$87,136	$4,614	$921,660

The following tables present the classes of the loan portfolio as of December 31, 2023, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

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

An aging analysis of past due loans, not including net deferred loan costs, segregated by portfolio segment and class of loans, as of September 30, 2024 and December 31, 2023, are detailed in the following tables:

	As of September 30, 2024

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$3,010	$778	$1,605	$5,393	$249,842	$255,235
Construction	-	-	-	-	4,077	4,077
Total residential mortgage loans	3,010	778	1,605	5,393	253,919	259,312
Commercial loans:
Real estate	6,718	5,406	5,950	18,074	360,731	378,805
Lines of credit	2,407	61	1,391	3,859	60,813	64,672
Other commercial and industrial	829	293	6,323	7,445	80,802	88,247
Paycheck Protection Program loans	-	-	-	-	125	125
Tax exempt loans	-	-	-	-	2,658	2,658
Total commercial loans	9,954	5,760	13,664	29,378	505,129	534,507
Consumer loans:
Home equity and junior liens	1,372	168	422	1,962	50,747	52,709
Other consumer	475	234	479	1,188	75,515	76,703
Total consumer loans	1,847	402	901	3,150	126,262	129,412
Total loans	$14,811	$6,940	$16,170	$37,921	$885,310	$923,231

	As of December 31, 2023

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,462	$2,269	$1,770	$5,501	$252,103	$257,604
Construction	-	-	-	-	1,355	1,355
Total residential mortgage loans	1,462	2,269	1,770	5,501	253,458	258,959
Commercial loans:
Real estate	5,385	196	5,053	10,634	348,073	358,707
Lines of credit	180	-	924	1,104	70,965	72,069
Other commercial and industrial	5,347	322	6,340	12,009	77,794	89,803
Paycheck Protection Program loans	-	-	-	-	158	158
Tax exempt loans	-	-	-	-	3,430	3,430
Total commercial loans	10,912	518	12,317	23,747	500,420	524,167
Consumer loans:
Home equity and junior liens	210	29	192	431	34,427	34,858
Other consumer	984	383	2,948	4,315	75,482	79,797
Total consumer loans	1,194	412	3,140	4,746	109,909	114,655
Total loans	$13,568	$3,199	$17,227	$33,994	$863,787	$897,781

As of September 30, 2024 and December 31, 2023, the amount of interest income recognized on nonaccrual loans and the cost basis of nonaccrual loans, for which there is no ACL, are detailed in the following tables. All loans greater than 90 days past due are classified as nonaccrual.

	September 30, 2024
(In thousands)	Nonaccrual Loans	Nonaccrual loans without related allowance for credit loss	Recognized interest income
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,605	$1,098	$46
Total residential mortgage loans	1,605	1,098	46
Commercial loans:
Real estate	5,950	4,247	116
Lines of credit	1,391	1,355	72
Other commercial and industrial	6,323	1,951	187
Total commercial loans	13,664	7,553	375
Consumer loans:
Home equity and junior liens	422	60	5
Other consumer	479	3	7
Total consumer loans	901	63	12
Total nonaccrual loans	$16,170	$8,714	$433

	December 31, 2023
(In thousands)	Nonaccrual Loans	Nonaccrual loans without related allowance for credit loss	Recognized interest income
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,770	$69	$43
Total residential mortgage loans	1,770	69	43
Commercial loans:
Real estate	5,053	3,058	109
Lines of credit	924	-	52
Other commercial and industrial	6,340	4,079	164
Total commercial loans	12,317	7,137	325
Consumer loans:
Home equity and junior liens	192	-	2
Other consumer	2,948	1,207	9
Total consumer loans	3,140	1,207	11
Total nonaccrual loans	$17,227	$8,413	$379

At September 30, 2024, the Bank's 80 nonperforming loans represented 1.8% of total loans, with an aggregate outstanding balance of $16.2 million, as compared to 150 loans with an aggregate outstanding balance of $17.2 million at December 31, 2023. This decrease in nonaccrual balances of $1.0 million was primarily the result of a decrease in consumer loans related to charge-offs totaling $2.5 million for purchased loan pools, and a $200,000 decrease in residential mortgage loans, offset by an increase in commercial loans of $1.3 million. Management is closely monitoring all nonaccrual loans and has incorporated its current estimate of the ultimate collectability of these loans into the reported allowance for credit losses at September 30, 2024.

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

Note 7: Allowance for Credit Losses

Management extensively reviews recent trends in historical losses, qualitative factors, including concentrations of loans to related borrowers and concentrations of loans by collateral type, and specific reserve requirements on loans individually evaluated in its determination of the adequacy of the credit losses. The Company recorded $9.0 million in provision for credit losses ("PCL") for the three month period ended September 30, 2024, as compared to $833,000 for the three month period ended September 30, 2023. For the first nine months of 2024, we recorded $10.0 million in provision for credit losses compared to $2.7 million in the first nine months of the prior year.

The increase in provision for credit losses in in the three and nine months ended September 30, 2024, as compared to the same three and nine month periods in 2023, primarily resulted from a comprehensive loan portfolio review that the Bank elected to undertake as part of its commitment to continuously improve its credit risk management approach.

This comprehensive review included a detailed review of our originated loan portfolios as well as a reevaluation of certain purchased loan pools in light of observed changes in consumer loan repayment behavior, particularly for purchased consumer installment loan pools secured by liens on residential solar equipment installations (“Solar Loan Pools”), which are collateralized by security interests and validly executed liens on the installed equipment related to the loans. In general, these Solar Loan Pools are repaid through normal contractual amortization or voluntary prepayments, including discharges through full repayment when the related residential property is sold or refinanced. In reevaluating the current and expected performance of the four purchased Solar Loan Pools, management determined that these pools started to experience prepayment rates that are slower and have also exhibited higher charge-off rates than originally expected. As a result, management recorded an increase of approximately $4.6 million to the PCL for the three month period ended September 30, 2024 to properly record a current estimate of the lifetime losses related to the Solar Loan Pools.

Management's comprehensive review of the originated loan portfolio considered all aspects of reviewed credits, including collectability, specific reserves, and collateral. As a result, management recorded an increase of $3.8 million to the PCL for the three month period ended September 30, 2024, to properly reserve for these loans.

Following this comprehensive review, the Company recorded net charge offs of $8.7 million in the third quarter of 2024 and reduced nonperforming loans to $16.2 million at September 30, 2024. The allowance for credit losses on September 30, 2024 represented 1.87% and 106.8% of total and nonperforming loans, respectively.

In addition, during the third quarter of 2024, the Company recorded a PCL decrease of $31,000 for reserves related to securities classified as held-to-maturity and a $104,000 decrease to the PCL for unfunded commitments, respectively. The provision in the quarter ended September 30, 2024 was reflective of the qualitative factors used in determining the adequacy of the ACL and changes in the levels of delinquent and nonaccrual loans. The third quarter PCL reflects an addition to reserves considering asset quality metrics.

The following table summarizes all activity related to the ACL from December 31, 2023 to September 30, 2024 and to the recorded PCL for the three and nine months ended September 30, 2024 (in thousands):

	Reserves as of December 31, 2023	Q1 2024 Charge-Offs	Q1 2024 Recoveries	Q1 2024 PCL	Reserves as of March 31, 2024	Q2 2024 Charge-Offs	Q2 2024 Recoveries	Q2 2024 PCL	Reserves as of June 30, 2024	Q3 2024 Charge-Offs	Q3 2024 Recoveries	Q3 2024 PCL	Reserves as of Sept 30, 2024
ACL - Loans
Specifically identified	$3,716	$-	$-	$100	$3,816	$-	$-	$665	$4,481	$(6,153)	$5	$4,110	$2,443
Overdraft	364	(5)	4	-	363	(29)	8	-	342	(121)	47	(268)	-
Pooled - quantitative	6,203	(63)	34	101	6,275	(83)	38	80	6,309	(29)	38	556	6,874
Pooled - qualitative	3,566	-	-	509	4,075			(441)	3,634	-	-	89	3,723
Purchased	2,126	-	-	-	2,126	-	-	-	2,126	(2,509)	-	4,617	4,234
Total ACL - Loans	$15,975	$(68)	$38	$710	$16,655	$(112)	$46	$304	$16,892	$(8,812)	$90	$9,104	$17,274

ACL - Held-To-Maturity	352	-	-	15	367	-	-	(74)	293	-	-	(31)	262

Other Liabilities - Unfunded Commitments	589	-	-	1	590	-	-	60	650	-	-	(104)	546
	$16,916	$(68)	$38	$726	$17,612	$(112)	$46	$290	$17,835	$(8,812)	$90	$8,969	$18,082

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

	As of and for the three months ended September 30, 2024
	1-4 family
	first-lien	Residential			Other	Paycheck
	residential	construction	Commercial	Commercial	commercial	Protection
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial	Program
Allowance for credit losses:
Beginning Balance	$1,536	$815	$6,663	$1,221	$3,821	$-
Charge-offs	-	-	(1,204)	(1,918)	(2,936)	-
Recoveries	23	-	-	-	5	-
Provisions (credits)	(62)	(5)	1,122	1,220	1,845	-
Ending balance	$1,497	$810	$6,581	$523	$2,735	$-
Ending balance: related to loans individually evaluated	$42	$-	$862	$100	$1,192	$-
Ending balance: related to loans collectively evaluated	$1,455	$810	$5,719	$423	$1,543	$-
Loans receivables:
Ending balance	$255,235	$4,077	$378,805	$64,672	$88,247	$125
Ending balance: individually evaluated	$1,733	$-	$9,518	$1,455	$6,226	$-
Ending balance: collectively evaluated	$253,502	$4,077	$369,287	$63,217	$82,021	$125

		Home equity	Other
	Tax exempt	and junior liens	Consumer	Total
Allowance for credit losses:
Beginning Balance	$2	$625	$2,209	16,892
Charge-offs	-	(51)	(2,703)	(8,812)
Recoveries	-	-	62	90
Provisions (credits)	(1)	172	4,813	9,104
Ending balance	$1	$746	$4,381	$17,274
Ending balance: related to loans individually evaluated	$-	$180	$67	$2,443
Ending balance: related to loans collectively evaluated	$1	$566	$4,314	$14,831
Loans receivables:
Ending balance	$2,658	$52,709	$76,703	$923,231
Ending balance: individually evaluated	$-	$591	$67	$19,590
Ending balance: collectively evaluated	$2,658	$52,118	$76,636	$903,641

	As of and for the nine months ended September 30, 2024
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for credit losses:
Beginning Balance	$1,608	$858	$5,751	$1,674	$3,281
Charge-offs	-	-	(1,205)	(1,918)	(2,936)
Recoveries	31	-	19	-	12
Provisions (credits)	(142)	(48)	2,016	767	2,378
Ending balance	$1,497	$810	$6,581	$523	$2,735

	Tax exempt	Home equity and junior liens	Other consumer	Total
Allowance for credit losses:
Beginning Balance	$1	$657	$2,145	15,975
Charge-offs	-	(51)	(2,883)	(8,993)
Recoveries	-	1	111	174
Provisions (credits)	-	139	5,008	10,118
Ending balance	$1	$746	$4,381	$17,274

	As of and for the three months ended September 30, 2023
	1-4 family
	first-lien	Residential				Other	Paycheck
	residential	construction	Commercial		Commercial	commercial	Protection
(In thousands)	mortgage	mortgage	real estate		lines of credit	and industrial	Program
Allowance for credit losses:
Beginning Balance	$2,036	$634	$5,431		$2,620	$5,192	$-
Charge-offs	(60)	-	-		(1,230)	(2,499)	-
Recoveries	-	-	24		-	5	-
Provisions (credits)	31	238	(401)		483	343	-
Ending balance	$2,007	$872	$5,054		$1,873	$3,041	$-
Ending balance: related to loans individually evaluated for impairment	$126	$-	$598		$1,093	$1,564	$-
Ending balance: related to loans collectively evaluated for impairment	$1,881	$872	$4,456		$780	$1,477	$-
Loans receivables:
Ending balance	$252,956	$2,090	$362,822		$73,497	$85,506	$169
Ending balance: individually evaluated for impairment	$1,681	$-	$11,525		$2,052	$6,759	$-
Ending balance: collectively evaluated for impairment	$251,275	$2,090	$351,297		$71,445	$78,747	$169

		Home equity	Other
	Tax exempt	and junior liens	Consumer		Total
Allowance for credit losses:
Beginning Balance	$15	$682	$2,186		$18,796
Charge-offs	-	-	(84)		(3,873)
Recoveries	-	-	17		46
Provisions (credits)	(2)	40	66	-	798
Ending balance	$13	$722	$2,185		$15,767
Ending balance: related to loans individually evaluated for impairment	$-	$147	$-		$3,528
Ending balance: related to loans collectively evaluated for impairment	$13	$575	$2,185		$12,239
Loans receivables:
Ending balance	$3,451	$34,666	$81,319		$896,476
Ending balance: individually evaluated for impairment	$-	$712	$-		$22,729
Ending balance: collectively evaluated for impairment	$3,451	$33,954	$81,319		$873,747

	As of and for the nine months ended September 30, 2023
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for credit losses:
Beginning Balance	$714	$-	$5,881	$3,990	$2,944
Adoption of new accounting standard	1,396	969	(1,744)	95	10
Charge-offs	(60)	-	-	(1,230)	(2,798)
Recoveries	-	-	24	1	132
Provisions (credits)	(43)	(97)	893	(983)	2,753
Ending balance	$2,007	$872	$5,054	$1,873	$3,041

	Tax exempt	Home equity and junior liens	Other consumer	Total
Allowance for credit losses:
Beginning Balance	$3	$741	$1,046	$15,319
Adoption of new accounting standard	14	(97)	1,243	$1,886
Charge-offs	-	-	(277)	(4,365)
Recoveries	-	-	95	252
Provisions (credits)	(4)	78	78	2,675
Ending balance	$13	$722	$2,185	$15,767

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

The allocation of the allowance for credit losses summarized on the basis of the Company’s calculation methodology was as follows:

	As of September 30, 2024
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$42	$-	$862	$100	$1,192
Historical loss rate	1,523	810	2,829	110	1,008
Qualitative factors	(68)	-	2,890	313	535
Total	$1,497	$810	$6,581	$523	$2,735

		Home equity	Other
	Tax exempt	and junior liens	consumer	Total
Specifically reserved	$-	$437	$4,044	$6,677
Historical loss rate	1	288	303	6,872
Qualitative factors	-	21	34	3,725
Total	$1	$746	$4,381	$17,274

	As of December 31, 2023
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$137	$-	$969	$844	$1,617
Historical loss rate	1,537	674	2,645	209	1,026
Qualitative factors	(66)	184	2,137	621	638
Total	$1,608	$858	$5,751	$1,674	$3,281

		Home equity	Other
	Tax exempt	and junior liens	consumer	Total
Specifically reserved	$-	$458	$1,817	$5,842
Historical loss rate	1	190	307	6,589
Qualitative factors	-	9	21	3,544
Total	$1	$657	$2,145	$15,975

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

The following table details the amortized cost of collateral dependent loans at September 30, 2024 and December 31, 2023:

(In thousands)	September 30, 2024	December 31, 2023
Commercial and industrial	$7,681	$7,788
Commercial real estate	9,518	11,814
Residential (1-4 family) first mortgages	1,733	699
Home equity loans and lines of credit	591	599
Consumer loans	67	81
Total loans	$19,590	$20,981

Note 8: Foreclosed Real Estate

The Company is required to disclose the carrying amount of foreclosed real estate properties held as a result of obtaining physical possession of the property at each reporting period.

(In thousands)	Number of properties	September 30, 2024	Number of properties	December 31, 2023
Foreclosed real estate	-	$-	4	$151

At September 30, 2024 and December 31, 2023, the Company reported $1.7 million and $1.3 million, respectively, in real estate loans in the process of foreclosure.

Note 9: Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Generally, all letters of credit, when issued have expiration dates within one year. The credit risks involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had $2.2 million of standby letters of credit as of September 30, 2024. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. No provision for credit losses has been made for these commitments. The fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The Company holds two corporate investment securities with an amortized historical cost of $4.1 million and an aggregate fair market value of $4.3 million as of September 30, 2024. These securities have an aggregate valuation that is determined using published net asset values (NAV) derived by an analysis of the securities’ underlying assets. These securities are comprised primarily of broadly-diversified real estate holdings and are traded in secondary markets on an infrequent basis. While these securities are redeemable at least annually through tender offers made by respective issuers, the liquidation value of these securities may be below stated NAVs and also subject to restrictions as to the amount that can be redeemed at any single scheduled redemption. The Company anticipates that these securities will be redeemed by respective issuers on indeterminate future dates as a consequence of the ultimate liquidation strategies employed by the managers of these portfolios.

The Company also holds two limited partnership investments managed by an unrelated third party with an aggregate fair market value of $3.9 million at September 30, 2024. The investments are funds comprised of marketable equity securities, primarily issued by community banks and financial technology companies. These investments are recorded at fair value at the end of each reporting period using Level 1 valuation techniques. Unrealized changes in the fair value of these investments are recorded as components of periodic net income in the period in which the changes occur.

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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	September 30, 2024
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$76,830	$-	$76,830
State and political subdivisions	-	33,042	-	33,042
Corporate	-	6,664	-	6,664
Asset backed securities	-	19,160	-	19,160
Residential mortgage-backed - US agency	-	35,234	-	35,234
Collateralized mortgage obligations - US agency	-	14,287	-	14,287
Collateralized mortgage obligations - Private label	-	82,262	-	82,262
Total		267,479		267,479
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Other Securities:
Corporate issuances measured at NAV	-	-	-	4,292
Total available-for-sale securities	$206	$267,479	$-	$271,977

Marketable equity securities measured at NAV	$-	$-	$-	$3,872

Interest rate swap derivative fair value hedges (unrealized gain carried as receivable from derivative counterparties)	$-	$184	$-	$184

	December 31, 2023
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$80,083	$-	$80,083
State and political subdivisions	-	32,924	-	32,924
Corporate	-	6,576	-	6,576
Asset backed securities	-	19,892	-	19,892
Residential mortgage-backed - US agency	-	24,418	-	24,418
Collateralized mortgage obligations - US agency	-	12,179	-	12,179
Collateralized mortgage obligations - Private label	-	78,095	-	78,095
Total	-	254,167	-	254,167
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Other Securities:
Corporate issuances measured at NAV	-	-	-	4,343
Total available-for-sale securities	$206	$254,167	$-	$258,716

Marketable equity securities measured at NAV	$-	$-	$-	$3,206

Interest rate swap derivative fair value hedges (unrealized gain carried as receivable from derivative counterparties)	$-	$5,160	$-	$5,160

Interest rate swap derivative cash flow hedges (unrealized gain carried as receivable from derivative counterparties)	$-	$45	$-	$45

Pathfinder Bank had the following assets measured at fair value on a nonrecurring basis as of September 30, 2024 and December 31, 2023:

		September 30, 2024
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Individually evaluated loans	$-	$-	$8,851	$8,851
Foreclosed real estate	$-	$-	$-	$-

		December 31, 2023
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Individually evaluated loans	$-	$-	$9,722	$9,722
Foreclosed real estate	$-	$-	$151	$151

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at the indicated dates:

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At September 30, 2024
Individually evaluated loans	Appraisal of collateral	Discounted Cash Flow	12% - 75% (25%)
Foreclosed real estate	Appraisal of collateral	Costs to Sell	21% - 24% (22%)

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2023
Individually evaluated loans	Appraisal of collateral	Discounted Cash Flow	10% - 75% (21%)
Foreclosed real estate	Appraisal of collateral	Costs to Sell	21% - 24% (22%)

There have been no transfers of assets into or out of any fair value measurement level during the three or nine months ended September 30, 2024 or 2023.

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

Business combinations - The Company determines and allocates the purchase price of an acquired company to the tangible and intangible assets acquired and liabilities assumed as of the business combination date. The Company relies estimates and assumptions believed to be reasonable to allocate the purchase price, including fair value estimates, as of the business combination date. Such estimates and assumptions are uncertain and subject to refinement. As a result, during the purchase price allocation period, generally up to one year from the business combination date, the

Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill.

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		September 30, 2024		December 31, 2023
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$35,324	$35,324	$48,732	$48,732
Investment securities - available-for-sale	2	267,479	267,479	254,167	254,167
Investment securities - available-for-sale	NAV	4,292	4,292	4,343	4,343
Investment securities - marketable equity	NAV	3,872	3,872	3,206	3,206
Investment securities - held-to-maturity	2	161,385	154,972	179,286	168,034
Federal Home Loan Bank stock	2	5,401	5,401	8,748	8,748
Net loans	3	904,386	857,952	881,232	823,052
Accrued interest receivable	1	6,806	6,806	7,286	7,286
Interest rate derivative cash flow hedge receivable/(payable)	2	-	-	45	45
Interest rate derivative fair value hedges receivable - AFS investments	2	1,059	1,059	3,113	3,113
Interest rate derivative fair value hedges (payable) receivable - loans	2	(875)	(875)	2,047	1,477

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$703,303	$703,303	$607,301	$607,301
Time Deposits	2	492,910	491,086	512,766	517,514
Borrowings	2	100,084	99,573	175,599	174,071
Subordinated debt	2	30,057	28,917	29,914	28,026
Accrued interest payable	1	236	236	2,245	2,245

Note 11: Interest Rate Derivatives

The Company is exposed to certain risks relate to both its business operations and changes in economic conditions. As part of managing interest rate risk, the Company periodically enters into standardized interest rate derivative contracts (designated as hedging agreements) to modify the repricing characteristics of certain portions of the Company’s earning assets and interest-bearing liabilities portfolios. The Company designates interest rate hedging agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate hedging agreements are recorded at fair value as other assets or liabilities. The Company had no material derivative contracts not designated as hedging agreements at September 30, 2024 or December 31, 2023.

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

Among the array of interest rate hedging contracts, potentially available to the Company, are interest rate swap and interest rate cap (or floor) contracts. The Company uses interest rate swaps, cap or floor contracts as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments over the life of the agreements without the exchange of the underlying notional amount. An interest rate cap is a type of interest rate derivative in which the buyer receives payments at the end of each contractual period in which the index interest rate exceeds the contractually agreed upon strike price rate. The purchaser of a cap contract will continue to benefit from any rise in interest rates above the strike price. Similarly, an interest rate floor is a derivative contract in which the buyer receives payments at the end of each period in which the interest rate is below the agreed strike price. The purchaser of a floor contract will continue to benefit from any decrease in interest rates below the strike price. The Company had no interest rate cap or floor contracts in place at September 30, 2024 or December 31, 2023.

The Company records various hedges in the consolidated statements of condition at fair value. The Company’s accounting treatment for these derivative instruments is based on the instrument's hedge designation determined at the inception of each derivative instrument's contractual term. The following tables show the Company’s outstanding fair value hedges at September 30, 2024 and December 31, 2023:

(In thousands)	Carrying Amount of the Hedged Assets at September 30, 2024	Cumulative Amount of Fair Value Hedging Adjustment Subtracted/(Added) from Carrying Amount of the Hedged Assets at September 30, 2024	Hedge-Adjusted Carrying Amount of the Hedged Assets at December 31, 2023	Cumulative Amount of Fair Value Hedging Adjustment Subtracted from Carrying Amount of the Hedged Assets at December 31, 2023
Line item on the balance sheet in which the hedged item is included:
Available-for-sale securities (1)	$74,124	$1,059	$95,887	$3,113
Loans receivable (2)	$137,050	$(875)	$156,836	$620

(1)
The $73.1 million net carrying amount of hedged assets represents the hedge-adjusted amortized cost basis of specifically-identified municipal and GSE-backed securities designated as the underlying assets for the hedging relationships. The notional amount of the designated hedges were $73.1 million and $89.1 million at September 30, 2024 and December 31, 2023, respectively. The fair value of the derivatives (an unrealized gain, receivable from derivative counterparties) recorded in other assets resulted in a net asset position of $1.1 million and $3.1 million at September 30, 2024 and December 31, 2023, respectively. The Company's participation in fair value hedging transactions increased investment security interest income by $1.8 million and $1.5 million in the nine month periods ended September 30, 2024 and September 30, 2023, respectively.

(2)
The $137.9 million net carrying amount of hedged assets represents the hedge-adjusted amortized cost of a designated pool of residential mortgages and the aggregate hedge-adjusted amortized cost of four specified purchased consumer loan pools. These pools of loans were designated as the underlying assets for the hedging relationships in which the hedged underlying asset's notional amounts were the amortized cost projected to be remaining at the end of the contractual term of the hedging instruments. The amount of the designated hedged items were $131.8 million and $141.0 million at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024, the fair value of the derivatives recorded in other assets (an unrealized loss, payable to derivative counterparties) resulted in a net liability position of $875,000, recorded by the Company as a component of other assets. The Company’s participation in fair value hedging transactions increased interest income by $2.0 million and $1.5 million, for the nine month periods ended September 30, 2024 and September 30, 2023, respectively. Details of the two loan hedging strategies, in place at September 30, 2024 are presented below:

a.
On April 7, 2023 the Bank entered into an amortizing swap transaction with an initial notional amount of $100.0 million whereby the Bank will receive the 3-month SOFR rate monthly, based on the notional amount of the swap contract at the beginning of each month until the swap transaction expires in 2035. The notional amount of the swap declines monthly according to a predetermined amortization schedule and was $81.8 million at September 30, 2024. The Bank will pay a fixed rate of 3.208% to the contract's counterparty throughout the life of the contract based on each month's beginning notional balance. The fair value of this swap contract was $213,000 at September 30, 2024.

b.
On December 7, 2023, the Bank entered into five fixed-pay interest rate swap contracts with a total notional amount of $50.0 million, whereby the Bank will receive the 3-month rate SOFR monthly until the respective maturity dates of the contracts. The contracts expire in annual increments on December 1 of 2025 ($5.0 million, fixed rate of 4.463%), 2026 ($5.0 million, fixed rate of 4.136%), 2027 ($10.0 million, fixed rate of 3.973%), 2028 ($15.0 million, fixed rate of 3.887%), and 2029 ($15.0 million, fixed rate of 3.845%). The fair value of these swap contracts in aggregate was negative $1.1 million (a payable to the swap counterparty) at September 30, 2024.

The Company's hedging contracts accounted for as fair value hedges, increased the yield on investment securities and loans by 0.28% and 0.29%, respectively, in the nine months ended September 30, 2024. The hedging contracts noted above, accounted for as fair value hedges, increased the yield on investment securities and loans by 0.27% and 0.23%, respectively, in the nine months ended September 30, 2023.

The following tables summarize the net effects of the Company's fair value and cash flow hedges for the nine months ended September 30, 2024 and September 30, 2023, respectively:

Fair Value Hedges
(In thousands)	Nine Months Ended September 30, 2024
Hedge Category	Average Notional Balance	Period Ending Notional Balance	Net Cash Received Recorded In Net Income	Fair Value Receivable/(Payable) at Period End
Investments	$80,779	$73,061	$1,771	$1,059
Loans	135,816	131,769	1,951	(875)
Total	$216,595	$204,830	$3,722	$184

	Nine Months Ended September 30, 2023
Hedge Category	Average Notional Balance	Ending Notional Balance	Net Cash Received Recorded In Net Income	Fair Value Receivable/(Payable) at Period End
Investments	$53,756	$52,120	$1,513	$6,709
Loans	83,701	110,149	1,540	5,807
Total	$137,457	$162,269	$3,053	$12,516

Cash Flow Hedges
	Nine Months Ended September 30, 2024
Hedge Category	Average Notional Balance	Ending Notional Balance	Net Cash Received Recorded In Net Income	Fair Value Receivable at Period End
Borrowed Funds	$15,852	$-	$157	$-

	Nine Months Ended September 30, 2023
Hedge Category	Average Notional Balance	Ending Notional Balance	Net Cash Received Recorded In Net Income	Fair Value Payable at Period End
Borrowed Funds	$47,778	$40,000	$748	$909

The following table shows the pre-tax gains of the Company’s derivatives designated as cash flow hedges in AOCI at September 30, 2024 and December 31, 2023:

(In thousands)	September 30, 2024	December 31, 2023
Cash flow hedges:
Fair market value adjustment interest rate swap	$-	$45
Total gain in comprehensive income	$-	$45

On April 17, 2024 the Bank elected to settle its previously established cash flow hedges designated against $40.0 million of floating-rate liabilities. This election was made in response to planned reductions in the Bank’s future levels of floating rate brokered certificates of deposit. Due to increases in interest rates since the inception dates of the cash flow hedges, the Bank realized a cash basis gain of $766,000 on that date, recorded for financial statement purposes, as a deferred gain in other assets. $458,000 of this gain will be recognized, as a reduction of interest expense, in substantially equal monthly installments through April 30, 2026 and $308,000 of this gain will be recognized, as a reduction in interest expense, in substantially equal monthly installments through April 30, 2027, which were the respective original maturity dates of the settled hedging contracts.

The amounts of hedge ineffectiveness, recognized at September 30, 2024 and December 31, 2023 for cash flow hedges were not material to the Company’s consolidated results of operations. A portion of, or the entire amount included in accumulated other comprehensive loss would be reclassified into current earnings should a portion of, or the entire hedge, no longer be considered effective. Management believes that the hedges will remain fully effective during the remaining term of the respective hedging contracts. The changes in the fair values of the interest rate hedging agreements primarily result from the effects of changing index interest rates and the reduction of the time each quarter between the measurement date and the contractual maturity date of the hedging instrument.

The Company manages its potential credit exposure on interest rate swap transactions by entering into bilateral credit support agreements with each contractual counterparty. These agreements require collateralization of credit exposures beyond specified minimum threshold amounts. Interest rate hedging agreements are entered into with counterparties that meet the Company's established credit standards and the agreements contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material at September 30, 2024.

Note 12: Accumulated Other Comprehensive (Loss) Income

Changes in the components of accumulated other comprehensive (loss) income (“AOCI”), net of tax, for the periods indicated are summarized in the tables below.

	For the three months ended September 30, 2024
(In thousands)	Net Unrealized Loss on Retirement Plans	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Total
Beginning balance	$(2,018)	$(7,285)	$517	$(8,786)
Other comprehensive income (loss) before reclassifications	28	2,103	(61)	2,070
Amounts reclassified from AOCI	-	-	-	-
Ending balance	$(1,990)	$(5,182)	$456	$(6,716)

	For the three months ended September 30, 2023
(In thousands)	Net Unrealized Loss on Retirement Plans	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Total
Beginning balance	$(2,345)	$(9,495)	$470	$(11,370)
Other comprehensive (loss) income before reclassifications	-	(2,228)	202	(2,026)
Amounts reclassified from AOCI	41	(1)	-	40
Ending balance	$(2,304)	$(11,724)	$672	$(13,356)

	For the nine months ended September 30, 2024
(In thousands)	Net Unrealized Loss on Retirement Plans	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Total
Beginning balance	$(2,073)	$(7,564)	$32	$(9,605)
Other comprehensive income before reclassifications	83	2,279	424	2,786
Amounts reclassified from AOCI	-	103	-	103
Ending balance	$(1,990)	$(5,182)	$456	$(6,716)

	For the nine months ended September 30, 2023
(In thousands)	Net Unrealized Loss on Retirement Plans	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Total
Beginning balance	$(2,427)	$(10,127)	$382	$(12,172)
Other comprehensive (loss) income before reclassifications	-	(3,023)	290	(2,733)
Amounts reclassified from AOCI	123	1,426	-	1,549
Ending balance	$(2,304)	$(11,724)	$672	$(13,356)

The following table presents the amounts reclassified out of each component of AOCI for the indicated periods:

		Amount Reclassified		Amount Reclassified
		from AOCI (1)		from AOCI (1)
		(Unaudited)		(Unaudited)
(In thousands)		For the three months ended		For the nine months ended
Details about AOCI (1) components	Affected Line Item in the Statement of Income	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Retirement plan items
Retirement plan net (losses) recognized in plan expenses (2)	Salaries and employee benefits	$(38)	$(56)	$(113)	$(167)
Tax effect	Provision for income taxes	10	15	30	44
	Net Income	$(28)	$(41)	$(83)	$(123)
Available-for-sale securities
Realized gains (losses) on sale of securities	Net gains on sales and redemptions of investment securities	$-	$1	$(139)	$(1,932)
Tax effect	Provision for income taxes	-	-	36	506
	Net Income	$-	$1	$(103)	$(1,426)

(1)
Amounts in parentheses indicates debits in net income.
(2)
These items are included in net periodic pension cost.

See Note 5 for additional information.

Note 13: Noninterest Income

The Company has included the following table regarding the Company’s noninterest income for the periods presented:

	For the three months ended		For the nine months ended
(In thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Service charges on deposit accounts
Insufficient funds fees	$221	$181	$594	$488
Deposit related fees	150	112	373	321
ATM fees	21	50	64	104
Total service charges on deposit accounts	392	343	1,031	913
Fee Income
Insurance agency revenue	367	310	1,024	1,001
Investment services revenue	112	128	369	360
ATM fees surcharge	66	61	174	168
Banking house rents collected	40	54	149	150
Total fee income	585	553	1,716	1,679
Card income
Debit card interchange fees	300	22	610	455
Merchant card fees	19	19	45	46
Total card income	319	41	655	501
Mortgage fee income and realized gains on sales of loans and foreclosed real estate
Loan servicing fees	79	99	279	238
Net gains on sales of loans and foreclosed real estate	90	41	148	183
Total mortgage fee income and realized gains on sales of loans and foreclosed real estate	169	140	427	421
Total	1,465	1,077	3,829	3,514
Earnings and gains on bank owned life insurance	361	165	685	466
Net realized (losses) gains on sales and redemptions of investment securities	(188)	(13)	(320)	60
Net realized gains (losses) on sales of marketable equity securities	62	(39)	31	(208)
Loss on sale of premises and equipment	(36)	-	(36)	-
Non-recurring gain on lease renegotiations	-	-	245	-
Other miscellaneous (loss) income	43	3	221	40
Total noninterest income	$1,707	$1,193	$4,655	$3,872

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

In addition to the revenue items discussed above, for the nine months ended September 30, 2024, the Company recognized a non-recurring gain of $245,000 related to refunds received from cumulative lessor related pass-through operating expense charges for a single leased branch location, and an increase of $219,000 in earnings and gain on BOLI including the net death benefit of $175,000 on BOLI.

Note 14: Leases

The Company has operating and finance leases for certain banking offices and land under noncancelable agreements. Our leases have remaining lease terms that vary from less than one year up to 28 years, some of which include options to extend the leases for various renewal periods. All options to renew are included in the current lease term when we believe it is reasonably certain that the renewal options will be exercised.

The components of lease expense are as follows:

	For the three months ended		For the nine months ended
(In thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating lease cost	$49	$53	$148	$170
Finance lease cost	186	56	583	167

Supplemental cash flow information related to leases was as follows:

	For the three months ended		For the nine months ended
(In thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows for operating leases	$46	$48	$137	$156
Operating cash flows for finance leases	186	56	583	167
Financing cash flows for finance leases	92	31	156	93

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rate)	September 30, 2024	December 31, 2023
Operating Leases:
Operating lease right-of-use assets	$1,425	$1,526
Operating lease liabilities	1,621	1,711

Finance Leases:
Finance lease right-of-use assets	$16,873	$4,073
Finance lease liabilities	16,829	4,381

Weighted Average Remaining Lease Term:
Operating Leases	17.10	17.22 years
Finance Leases	23.42	27.35 years

Weighted Average Discount Rate:
Operating Leases	3.89%	3.88%
Finance Leases	8.25%	9.40%

Maturities of lease liabilities are as follows:

Twelve Months Ending September 30,
(In thousands)
2025	$109
2026	474
2027	493
2028	520
2029	520
Thereafter	16,334
Total minimum lease payments	$18,450

The increase from December 31, 2023 to September 30, 2024 for finance leases was entirely driven by the acquisition of our East Syracuse branch. The Company assumed Berkshire Bank’s existing commercial lease, for the real property associated with the East Syracuse branch, with an annual lease payment of approximately $946,000, excluding property taxes and certain other associated property related obligations that the Bank also assumed.

The Company owns certain properties that it leases to unaffiliated third parties at market rates. Lease rental income was $40,000 and $53,000 for the three months ended September 30, 2024 and 2023, respectively. Lease rental income was $148,000 and $149,000 for the nine months ended September 30, 2024 and 2023, respectively. The lease agreements in which the Company is the lessor are a mix of operating and finance leases.

Note 15: Related Party Transactions

In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). None of the related party loans were classified as nonaccrual, past due, restructured, or potential problem loans at September 30, 2024 or December 31, 2023.

The following represents the activity associated with loans to related parties during the nine months ended September 30, 2024 and the year ended December 31, 2023:

	September 30,	December 31,
(In thousands)	2024	2023
Balance at the beginning of the year	$32,742	$32,531
Originations and related party additions	999	4,360
Principal payments and related party removals	(6,547)	(4,149)
Balance at the end of the period	$27,194	$32,742

Note 16: Branch Acquisition

Pathfinder Bank completed the purchase of the East Syracuse branch from Berkshire Bank on July 19, 2024, assuming $186.0 million in associated deposits and acquiring $30.6 million in assets including $29.9 million in loans. Acquired assets include a core deposit intangible (“CDI”) valued at $6.3 million, and the valuation of acquired loans resulted in an estimated discount of $1.8 million.

The addition of the East Syracuse branch significantly increased the Bank's customer base, which grew non-brokered deposits by 21.5%.

At acquisition, the average cost of deposits assumed with the branch acquisition was 1.99% (excluding the CDI) and as of September 30, 2024, the Bank retained approximately 97% of deposit balances. No loans were purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected and considered to be credit impaired. The Company utilized a portion of the low-cost liquidity provided from the transaction to pay down $74.4 million in borrowings and $106.0 million in high-cost brokered deposits during the third quarter of 2024.

Acquisition-related expenses of $1.6 million for the three months ended September 30, 2024 were recorded in the consolidated statements of income and were expensed as incurred. The following table sets forth assets acquired and liabilities assumed in the acquisition of the East Syracuse branch, at their estimated fair values as of the closing date of the transaction:

Data is actual, not in thousands
	Amount Recorded	Fair Value Adjustment		Fair Value Recorded
Consideration:

Cash received				$149,843,537

Fair value of assets acquired and liabilities assumed:

Assets acquired:
Cash and cash equivalents	$251,040	$-		$251,040
Negative deposits (classified as loans)	28,080	-		28,080
Loans, net	29,908,345	(1,843,429)	(a)	28,064,916
Accrued interest receivable on loans	162,388	-		162,388
Premises and equipment, net	223,676	-		223,676
Core deposit intangible	-	6,271,000	(b)	6,271,000
Right-of-use asset	12,481,680	493,000	(c)	12,974,680
Total assets acquired	$43,055,209	$4,920,571		$47,975,780

Liabilities assumed:
Deposits	$185,860,409	$543,226	(d)	$186,403,635
Accrued interest payable on deposits	149,948	-		149,948
Lease liability	12,481,680	-		12,481,680
Total liabilities assumed	$198,492,037	$543,226		$199,035,263

Net assets acquired and liabilities assumed				$(151,059,483)

Goodwill				$1,215,946	(e)

The amount of revenue of the acquired business since the acquisition date, and the proforma results of operations, are not material to the financial statements.

(a) Adjustments to loans will be recognized as an adjustment of yield over their remaining term.
(b) Recording of new intangible asset for the fair value of core deposits, to be amortized on an accelerated basis over a ten year period. The weighted average amortization period is 6.4 years.
(c) The right-of-use asset was initially measured at an amount equal to the lease liability and includes an adjustment for favorable lease terms when compared with market terms.
(d) Adjustments to deposits will be recognized as an adjustment of yield over their remaining term.

(e) Total amount of goodwill that is expected to be deductible for tax purposes.

The estimated fair values of the assets and liabilities, including identifiable intangible assets, are subject to refinement. Subsequent adjustments to the estimated fair values of assets acquired and liabilities assumed, and the resulting goodwill, is allowed for a period of up to one year after the acquisition date for new information that becomes available after the acquisition date.

Note 17: Assets And Liabilities Held For Sale

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

During the third quarter of 2024, the Company sold a real estate parcel that included a partially-developed mixed use commercial structure with a carrying value of $3.4 million, and recorded a $36,000 loss on the sale.

Note 18: Subsequent Events

On October 1, 2024, the Company completed the sale of its majority membership interest in the FitzGibbons Agency, which contributed $28,000 to the Company’s net income in the third quarter of 2024, to Marshall & Sterling Enterprises, Inc. The Bank will receive approximately $2.0 million from the sale, and the Company expects to recognize a portion of that amount as a net gain in the fourth quarter of 2024.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

General

The Company is a Maryland corporation headquartered in Oswego, New York. The Company is 100% owned by public shareholders. The primary business of the Company is its investment in Pathfinder Bank (the "Bank"), a New York State chartered commercial bank, which is 100% owned by the Company. The Bank has two wholly owned operating subsidiaries, Pathfinder Risk Management Company, Inc. (“PRMC”) and Whispering Oaks Development Corp. All significant inter-company accounts and activity have been eliminated in consolidation. Although the Company owned, through its subsidiary PRMC, 51% of the membership interest in FitzGibbons Agency, LLC (“FitzGibbons” or “Agency”), the Company is required to consolidate 100% of FitzGibbons within the consolidated financial statements. The 49% of which the Company does not own, is accounted for separately as a noncontrolling interest within the consolidated financial statements. At September 30, 2024, the Company and subsidiaries had total consolidated assets of $1.48 billion, total consolidated liabilities of $1.36 billion and shareholders' equity of $120.2 million, plus noncontrolling interest of $854,000, which represents the 49% of FitzGibbons not owned by the Company. On October 1, 2024, the Company completed the sale of its interest in FitzGibbons to Marshall & Sterling Enterprises, Inc. Please refer to the “Recent Developments” section below for additional details regarding the sale of FitzGibbons.

The following discussion reviews the Company's financial condition at September 30, 2024 and the results of operations for the three and nine month periods ended September 30, 2024 and 2023. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any other period.

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

Statement Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. These forward-looking statements concern the financial condition, results of operations, plans, objectives, future performance and business of Pathfinder Bancorp, Inc. and its subsidiary, including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) general economic conditions may be less favorable than expected; (2) competitive pressures among depository institutions may increase significantly; (3) changes in the interest rate environment may reduce interest margins; (4) loan origination and sale volumes, charge-offs and credit loss provisions may vary substantially from period to period; (5) the impact of a pandemic or other health crises and the government's response to such pandemic or crises on our operations as well as those of our customers and on the economy generally and in our market area specifically; (6) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (7) legislative or regulatory changes or actions may adversely affect the businesses in which Pathfinder Bancorp, Inc. is engaged; (8) changes and trends in the securities markets may adversely impact Pathfinder Bancorp, Inc.; (9) difficulties in integrating any businesses that we may acquire, including our recently completed acquisition of the East Syracuse branch of Berkshire Bank, which may increase our expenses and delay the achievement of any benefits that we may expect from such acquisitions; (10) the impact of reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; (11) our ability to prevent or mitigate fraudulent activity and cybersecurity threats; and (12) the outcome of any future regulatory and legal investigations and proceedings may not be anticipated.

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

The most significant accounting policies followed by the Company are presented in Note 1 to the annual audited consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated quarterly financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the allowance for credit losses, deferred income taxes, pension obligations, the evaluation of investment securities for credit losses, the estimation of fair values for accounting and disclosure purposes, and the evaluation of goodwill and intangible assets for impairment to be the accounting areas that require the most subjective and complex judgments. These areas could be the most subject to revision as new information becomes available.

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

The measurement of individually evaluated loans is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses as compared to the loan carrying value. For all other loans and leases, the Company uses the general allocation methodology that establishes an allowance to estimate the lifetime incurred loss for each risk-rating category. The measurement of individually evaluated loans is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured based on the fair value of the collateral, less costs to sell. At September 30, 2024, the Bank’s position in individually evaluated loans consisted of 49 loans totaling $19.6 million. Of these loans, 16 loans, totaling $3.1 million, were valued using the present value of future cash flows method; and 33 loans, totaling $16.5 million, were valued based on a collateral analysis. For all other loans, the Company uses the general allocation methodology that establishes an allowance to estimate the lifetime incurred loss for each risk-rating category.

In estimating the ACL on loans, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate. At September 30, 2024, the Bank held $534.5 million in commercial real estate and commercial & industrial loans (collectively, commercial loans) representing 57.9% of the Bank’s entire loan portfolio. The Bank allocated $9.8 million to the ACL for these loans, including $3.7 million derived from the use of qualitative factors in the calculation. Given the concentration of ACL allocation to the total commercial loan portfolio and the significant judgments made by management in deriving the qualitative loss factors, management considers the impact that changes in judgments could have on the ACL. The ACL could increase (or decrease) by approximately $936,000, assuming a 25% negative (or positive) change within the group of qualitative factors used to determine the ACL for commercial loans. The sensitivity and related range of impacts for various judgments on the ACL is a hypothetical analysis and is used to determine management’s judgments or assumptions of qualitative loss factors that were utilized at September 30, 2024 in the final recorded estimation of the ACL on loans recognized on the Statements of Financial Condition.

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

The estimation of fair value is significant to several of our assets, and the acquisition of certain assets and liabilities; including AFS and marketable equity investment securities, intangible assets, leases, foreclosed real estate, and the value of loan collateral when valuing loans. These are all recorded at either fair value, or the lower of cost or fair value. Fair values are determined based on third party sources, when available. Furthermore, accounting principles generally accepted in the United States require disclosure of the fair value of financial instruments as a part of the notes to the annual audited consolidated financial statements. Fair values on our AFS securities may be influenced by a number of factors including market interest rates, prepayment speeds, discount rates, and the shape of yield curves.

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

Management performs an annual evaluation of our goodwill and intangible assets for possible impairment at each of our reporting units. Based on the results of the December 31, 2023 evaluation, management has determined that the carrying value of goodwill was not impaired as of that date. Management will continuously evaluate all relevant economic and operational factors potentially affecting the Bank or the fair value of its assets, including goodwill. Should future economic consequences require a significant and sustained change in the operations of the Bank, re-evaluations of the Bank’s goodwill valuation will be conducted on a more frequent basis.

Recent Events

On July 19, 2024, the Bank completed the previously announced purchase and assumption of the East Syracuse, NY branch of Berkshire Bank, the banking subsidiary of Berkshire Hills Bancorp, Inc. In connection with the purchase, the Bank assumed $186.0 million in deposit liabilities and acquired $29.9 million in loans. With respect to the purchased loans, the Bank paid an amount equal to the sum of 95% of the aggregate unpaid principal balances, measured as of the closing date, plus any accrued interest related to the loans through the closing date. The Bank also paid a 5.8% premium on the aggregate amount of non-time deposits associated with the branch, measured as of the closing date (the “Core Deposits”), and assumed all non-Core Deposits associated with the branch, measured as of the closing date, at par value. The total deposit premium paid by the Bank therefore equated to approximately 3.8% when applied to the aggregated Core Deposits and non-Core Deposits. The average cost of deposits acquired in the East Syracuse branch acquisition was approximately 1.99% (excluding the effects of future Core Deposit Intangible amortization). The Company utilized the additional liquidity obtained with this acquisition and paid down approximately $150 million of borrowings that had an average cost of approximately 5.33% at June 30, 2024. Finally, the Bank assumed Berkshire Bank’s existing commercial lease for the real property associated with the branch with an annual lease payment of approximately $946,000, excluding property taxes and certain other associated property related obligations that the Bank also assumed, and purchased the personal property and fixtures located within the branch facility for approximately $224,000.

On September 30, 2024, the Company announced that its Board of Directors declared a cash dividend of $0.10 per share on the Company's voting common and non-voting common stock, and a cash dividend of $0.10 per notional share for the issued warrant relating to the fiscal quarter ended September 30, 2024. The dividends were payable to all shareholders of record on October 18, 2024 and were paid on November 8, 2024.

On October 15, 2024, Pathfinder announced that it sold its interest in the FitzGibbons Agency, which contributed $28,000 to the Company’s net income and 24 basis points to its consolidated efficiency ratio in the third quarter of 2024, to Marshall & Sterling Enterprises, Inc. Reflecting an active insurance brokerage market and the FitzGibbons Agency’s success since initiating its partnership with the Bank 13 years ago, Pathfinder will receive approximately $2.0 million from the sale, which closed on October 1, 2024, and the Company expects to recognize a portion of that amount as a net gain in the fourth quarter of 2024.

Summary of 2024 Third Quarter Results

Net income decreased $6.8 million to a net loss attributable to common shareholders of $4.6 million or $0.75 per share for the third quarter of 2024, compared to net income available to common shareholders of $2.2 million or $0.35 per share for the third quarter of 2023. Third quarter 2024 results included a $9.0 million provision for credit losses due to $8.7 million of net charge offs resulting from a comprehensive loan portfolio review and $1.6 million in transaction-related expenses for the previously announced July 2024 closing of the East Syracuse branch acquisition.

Net interest income for the third quarter of 2024 was $11.7 million, an increase of 16.6% from the third quarter of 2023. An increase in interest and dividend income of $3.5 million was primarily attributed to increases in interest income from loans, taxable investment securities, and federal funds sold and interest-earning deposits of $2.0 million, $1.2 million, and $426,000, respectively. The increase in loan interest income included an $887,000 catch-up interest payment associated with purchased loan pool positions. Increased interest and dividend income was partially offset by an increase in interest expense of $1.9 million. This increase in interest expense was predominantly the result of higher average interest rates and average balances associated with deposits and borrowings, compared to the third quarter of 2023.

Net interest margin was 3.34% in the third quarter of 2024 compared to 3.07% in the third quarter of 2023. The increase of 27 basis points was driven by improvements in interest-earning asset yields, including 25 basis points attributed to the catch-up interest payment received in the third quarter of 2024, partially offset by higher funding costs.

The provision for credit losses was $9.0 million in the third quarter of 2024 compared to a provision for credit losses of $0.8 million in the third quarter of 2023. The provision for credit losses for the third quarter of 2024 was primarily driven by a comprehensive loan portfolio review that the Bank undertook in the third quarter of 2024. Net charge-offs during the recent quarter were $8.7 million, representing 1.29% of average loans on an annualized basis, compared to $3.8 million, or an annualized 0.61% of average loans, in the third quarter of 2023. See the “Provision for Credit Losses” and “Loan and Asset Quality and Allowance for Credit Losses” sections of this Management’s Discussion and Analysis for further discussion.

Noninterest income totaled $1.7 million in the third quarter of 2024, an increase of $514,000 or 43.1% from the third quarter of 2023. The increase in noninterest income for the third quarter of 2024 included increases of $278,000 in interchange fees, $196,000 in earnings and gain on bank owned life insurance ("BOLI") including a net death benefit of $175,000 on BOLI, and $49,000 in service charges on deposit accounts.

Noninterest expense totaled $10.3 million in the third quarter of 2024, increasing $2.6 million from the third quarter of 2023. The increase was primarily due to $1.6 million in transaction-related expenses for the East Syracuse branch acquisition, in addition to third quarter 2024 operating costs of approximately $462,000 associated with operating Pathfinder Bank’s newest location.

For the third quarter of 2024, annualized noninterest expense represented 2.75% of average assets, including 43 basis points from acquisition-related expenses. The efficiency ratio was 75.28%, 1,186 basis points attributed to acquisition-related expenses. The efficiency ratio, which is not a financial metric under GAAP, is a measure that the Company believes is helpful to understanding its level of non-interest expense as a percentage of total revenue. Annualized noninterest expense represented 2.20% of average assets and the efficiency ratio was 67.93% in the third quarter of 2023.

Results of Operations

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

	(Unaudited)
	For the three months ended September 30,
	2024			2023
			Average			Average
Unaudited	Average		Yield /	Average		Yield /
(In thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$914,467	$14,425	6.31%	$895,900	$12,470	5.57%
Taxable investment securities	415,751	5,813	5.59%	376,455	4,628	4.92%
Tax-exempt investment securities	30,382	469	6.17%	27,831	507	7.29%
Fed funds sold and interest-earning deposits	42,897	492	4.59%	11,395	66	2.32%
Total interest-earning assets	1,403,497	21,199	6.04%	1,311,581	17,671	5.39%
Noninterest-earning assets:
Other assets	103,856			102,738
Allowance for credit losses	(16,537)			(19,028)
Net unrealized losses on available-for-sale securities	(9,161)			(13,275)
Total assets	$1,481,655			$1,382,016
Interest-bearing liabilities:
NOW accounts	$102,868	$280	1.09%	$90,992	$124	0.55%
Money management accounts	11,828	3	0.10%	14,503	4	0.11%
MMDA accounts	227,247	2,009	3.54%	218,601	1,642	3.00%
Savings and club accounts	127,262	81	0.25%	121,710	68	0.22%
Time deposits	514,050	5,260	4.09%	493,907	4,385	3.55%
Subordinated debt	30,025	496	6.61%	29,837	492	6.60%
Borrowings	122,129	1,338	4.38%	110,780	896	3.24%
Total interest-bearing liabilities	1,135,409	9,467	3.34%	1,080,330	7,611	2.82%
Noninterest-bearing liabilities:
Demand deposits	195,765			169,825
Other liabilities	24,855			15,768
Total liabilities	1,356,029			1,265,923
Shareholders' equity	125,626			116,093
Total liabilities & shareholders' equity	$1,481,655			$1,382,016
Net interest income		$11,732			$10,060
Net interest rate spread			2.70%			2.57%
Net interest margin			3.34%			3.07%
Ratio of average interest-earning assets to average interest-bearing liabilities			123.61%			121.41%

	For the nine months ended September 30,
	2024			2023
			Average			Average
Unaudited	Average		Yield /	Average		Yield /
(In thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$898,361	$39,182	5.82%	$900,917	$34,919	5.17%
Taxable investment securities	427,311	17,463	5.45%	371,615	12,749	4.57%
Tax-exempt investment securities	29,499	1,475	6.67%	31,077	1,441	6.18%
Fed funds sold and interest-earning deposits	20,161	711	4.70%	11,750	226	2.56%
Total interest-earning assets	1,375,332	58,831	5.70%	1,315,359	49,335	5.00%
Noninterest-earning assets:
Other assets	99,200			99,431
Allowance for credit losses	(16,511)			(18,043)
Net unrealized losses on available-for-sale securities	(10,184)			(12,919)
Total assets	$1,447,837			$1,383,828
Interest-bearing liabilities:
NOW accounts	$100,922	$806	1.06%	$94,116	$315	0.45%
Money management accounts	11,782	10	0.11%	14,651	12	0.11%
MMDA accounts	217,580	5,944	3.64%	241,550	4,539	2.51%
Savings and club accounts	115,875	225	0.26%	127,490	199	0.21%
Time deposits	521,832	15,685	4.01%	472,614	10,820	3.05%
Subordinated debt	29,978	1,476	6.56%	29,793	1,447	6.48%
Borrowings	129,943	4,073	4.18%	99,029	2,243	3.02%
Total interest-bearing liabilities	1,127,912	28,219	3.34%	1,079,243	19,575	2.42%
Noninterest-bearing liabilities:
Demand deposits	177,202			174,143
Other liabilities	19,382			16,100
Total liabilities	1,324,496			1,269,486
Shareholders' equity	123,341			114,342
Total liabilities & shareholders' equity	$1,447,837			$1,383,828
Net interest income		$30,612			$29,760
Net interest rate spread			2.36%			2.58%
Net interest margin			2.97%			3.02%
Ratio of average interest-earning assets to average interest-bearing liabilities			121.94%			121.88%

Third quarter 2024 net interest income was $11.7 million, an increase of 16.6% from the third quarter of 2023. An increase in interest and dividend income of $3.5 million was primarily attributed to average yield increases of 74 basis points on loans including 39 basis points from an $887,000 catch-up interest payment associated with purchased loan pool positions, 67 basis points on taxable investment securities, 227 basis points on fed funds sold and interest-earning deposits, and 65 basis points on all earning assets. The corresponding increase in interest income from loans, taxable investment securities, and federal funds sold and interest-earning deposits was $2.0 million, $1.2 million, and $426,000, respectively. Increased interest and dividend income was partially offset by an increase in interest expense of $1.9 million. This increase in interest expense was predominantly the result of higher interest average interest rates and average balances associated with deposits and borrowings, compared to the third quarter of 2023.

Net interest margin was 3.34% in the third quarter of 2024 compared to 3.07% in the third quarter of 2023. The increase of 27 basis points was driven by improvements in earning asset yields and lower average borrowings, partially offset by higher funding costs, as well as 25 basis points attributed to the catch-up interest payment received in the third quarter of 2024.

Net interest income before the provision for credit losses increased $852,000, or 2.9%, to $30.6 million for the nine months ended September 30, 2024, as compared to the same nine month period in 2023. This increase was due to a $9.5 million increase in total interest and dividend income, primarily attributed to average yield increases of 65 basis points on loans, 88 basis points on taxable investment securities, 49 basis points on tax-exempt investment securities, 214 basis points on fed funds sold and interest-earning deposits, and 70 basis points on all interest-earning assets as a result of the higher interest rate environment. The corresponding increase in interest income from taxable investment securities, loans, federal funds sold and interest-earning deposits, and tax-exempt investment securities was $4.7 million, $4.3 million, $485,000, and $34,000, respectively. Increased interest and dividend income was partially offset by an increase in interest expense of $8.6 million. This increase in interest expense was predominantly the result of higher average interest rates and average balances associated with deposits and borrowings, compared to the same period in 2023.

Net interest margin was 2.97% for the nine months ended September 30, 2024 compared to 3.02% for the nine months ended September 30, 2023. The decrease of 5 basis points was driven primarily by a greater increase in funding costs for the nine months ended September 30, 2024 as compared to the same nine month period in 2023.

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

	Three months ended September 30,			Nine months ended September 30,
	2024 vs. 2023			2024 vs. 2023
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
Unaudited			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Loans	$263	$1,692	$1,955	$(164)	$4,427	$4,263
Taxable investment securities	512	673	1,185	2,071	2,643	4,714
Tax-exempt investment securities	218	(256)	(38)	(105)	139	34
Interest-earning deposits	314	112	426	224	261	485
Total interest income	1,307	2,221	3,528	2,026	7,470	9,496
Interest Expense:
NOW accounts	18	138	156	24	467	491
Money management accounts	(1)	-	(1)	(3)	1	(2)
MMDA accounts	67	300	367	(734)	2,139	1,405
Savings and club accounts	3	10	13	(28)	54	26
Time deposits	185	690	875	1,215	3,650	4,865
Subordinated debt	3	1	4	9	20	29
Borrowings	99	343	442	821	1,009	1,830
Total interest expense	374	1,482	1,856	1,304	7,340	8,644
Net change in net interest income	$933	$739	$1,672	$722	$130	$852

Deposits

The Company’s deposit base is drawn from eleven full-service branches and one motor bank in its market area. The deposit base consists of demand deposits, money management and money market deposit accounts, savings, and time deposits. Total deposits increased by $76.1 million, or 6.8% from December 31, 2023. The increase in deposits during the nine months ended September 30, 2024 was primarily due to $186.0 million in deposits assumed with the East Syracuse branch acquisition, offset by a reduction of $106.0 million in brokered deposits utilizing lower-cost liquidity provided by the transaction, as well as seasonal fluctuations in municipal deposits. At September 30, 2024, 77.45% of the Company's deposit base of $1.20 billion consisted of core deposits. Core deposits, which exclude certificates of deposit of $250,000 or more, are considered to be more stable and generally provide the Company with a lower cost of funds than time deposits. The Company will continue to emphasize retail and business core deposits in the future by providing depositors with a full range of deposit product offerings and will maintain its recent focus on deposit gathering within the Syracuse market.

A summary of deposits by category at September 30, 2024 and December 31, 2023 is as follows:

(In thousands)	September 30, 2024	December 31, 2023
Savings accounts	$129,053	$113,543
Time accounts	352,729	377,570
Time accounts in excess of $250,000	140,181	95,272
Money management accounts	11,520	12,364
MMDA accounts	250,007	224,707
Demand deposit interest-bearing	97,344	119,321
Demand deposit noninterest-bearing	210,110	170,169
Mortgage escrow funds	5,269	7,121
Total Deposits	$1,196,213	$1,120,067

In addition to deposits obtained from its business operations within its target market areas, the Bank also obtains brokered deposits through various programs administered by IntraFi Network and through other unaffiliated third-party financial institutions.

The following table sets forth our nonbrokered and brokered deposit activities at the dates indicated:

	September 30, 2024			December 31, 2023
(In thousands)	Nonbrokered	Brokered	Total	Nonbrokered	Brokered	Total
Savings accounts	$129,053		$129,053	$113,543	$-	$113,543
Time accounts	225,130	127,599	352,729	174,864	202,706	377,570
Time accounts of $250,000 or more	140,181		140,181	95,272	-	95,272
Money management accounts	11,520		11,520	12,364	-	12,364
MMDA accounts	250,007		250,007	224,707	-	224,707
Demand deposit interest-bearing	95,344	2,000	97,344	79,321	40,000	119,321
Demand deposit noninterest-bearing	210,110		210,110	170,169	-	170,169
Mortgage escrow funds	5,269		5,269	7,121	-	7,121
Total Deposits	$1,066,614	$129,599	$1,196,213	$877,361	$242,706	$1,120,067
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

The Company recorded $9.0 million in provision for credit losses for the three month period ended September 30, 2024, as compared to $833,000 for the three month period ended September 30, 2023. The provisioning in the third quarter of 2024 and 2023 reflects management’s determination of the appropriate level of additions to reserves, the composition of the loan portfolio, changes in quantifiable econometric data statistically correlated to historical charge-off rates, subjective qualitative assessments of changes in a broad array of factors including changes to underwriting criteria, loan staffing and local market conditions. This represents an $8.1 million increase in provision for credit losses in the third quarter of 2024, as compared to the same period in 2023. This increase can be primarily attributed to a comprehensive loan portfolio review that the Bank elected to undertake as part of its commitment to continuously improve its credit risk management approach. Following its conclusion, the Company recorded net charge offs of $8.7 million in the quarter and reduced nonperforming loans by 34.0% to $16.2 million at period end, or 1.8% of total loans. The allowance for credit losses on September 30, 2024 represented 1.87% and 106.8% of total and nonperforming loans, respectively.

The third quarter 2024 provision for credit losses included an increase in certain qualitative and other factors that resulted in a net increase in the provision for loans of $369,000, offset by a decrease in specific reserves of approximately $13,000. The Bank's credit sensitive portfolios continue to be carefully monitored, and the Bank will consistently apply its loan classification and reserve building methodologies to the analysis of these portfolios. Please refer to the asset quality section below for a further discussion of asset quality as it relates to the allowance for credit losses.

There was an increase in the provision for credit losses in the first nine months of 2024 to $10.0 million, an increase of $7.3 million from $2.7 million for the same nine months in 2023. This increase can also be primarily attributed to the aforementioned net charge offs of $8.7 million during the third quarter that the Bank undertook after a comprehensive loan portfolio review.

The Company measures delinquency based on the amount of past due loans (defined as loans equal to or greater than 30 days past due) as a percentage of total loans. The ratio of delinquent loans to total loans was 4.1% and 3.8% at September 30, 2024 and December 31, 2023, respectively. Delinquent loans (numerator) increased $3.9 million from December 31, 2023 to September 30, 2024. Total loan balances (denominator) increased $25.5 million from December 31, 2023 to September 30, 2024. The increase from December 31, 2023 to September 30, 2024 was driven by an increase of $1.3 million and $3.7 million in loans delinquent 30-59 days and 60-89 days, respectively, slightly offset by a decrease in loans delinquent 90 days and over of $1.1 million.

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

The following table sets forth certain information on noninterest income for the periods indicated:

Unaudited	For the three months ended				For the nine months ended
(In thousands)	September 30, 2024	September 30, 2023	Change		September 30, 2024	September 30, 2023	Change
Service charges on deposit accounts	$392	$343	$49	14.3%	$1,031	$913	$118	12.9%
Earnings and gain on bank owned life insurance	361	165	196	118.8%	685	466	219	47.0%
Loan servicing fees	79	99	(20)	-20.2%	279	238	41	17.2%
Debit card interchange fees	300	22	278	1263.6%	610	455	155	34.1%
Insurance agency revenue	367	310	57	18.4%	1,024	1,001	23	2.3%
Other charges, commissions and fees	280	265	15	5.7%	958	764	194	25.4%
Noninterest income before gains	1,779	1,204	575	47.8%	4,587	3,837	750	19.5%
(Losses) gains on sales and redemptions of investment securities	(188)	(13)	(175)	1346.2%	(320)	60	(380)	-633.3%
Gain on sales of loans and foreclosed real estate	90	41	49	119.5%	148	183	(35)	-19.1%
Loss on sale of premises and equipment	(36)	-	(36)	100.0%	(36)	-	(36)	100.0%
Non-recurring gain on lease renegotiations	-	-	-	0.0%	245	-	245	100.0%
Gains (losses) on marketable equity securities	62	(39)	101	-259.0%	31	(208)	239	-114.9%
Total noninterest income	$1,707	$1,193	$514	43.1%	$4,655	$3,872	$783	20.2%

Noninterest income totaled $1.7 million in the third quarter of 2024, an increase of $514,000 or 43.1% from the third quarter of 2023. The increase in noninterest income for the third quarter of 2024 included increases of $278,000 in interchange volume and rate improvement, $196,000 in earnings and gain on BOLI including a net death benefit of $175,000 on BOLI, and $49,000 in service charges on deposit accounts. Noninterest income growth from the year-ago quarter also reflected increases of $101,000 in net realized gains on sales of marketable equity securities and $49,000 in gains on sales of loans and foreclosed real estate, partially offset by a $175,000 increase in net realized losses on sales and redemptions of investment securities.

Noninterest income totaled $4.7 million in the first nine months of 2024, an increase of $783,000 or 20.2% from the first nine months of 2023. The increase in noninterest income for the first nine months of 2024 included a non-recurring gain of $245,000 related to refunds received from cumulative lessor related pass-through operating expense charges for a single leased branch location. Noninterest income growth during the first nine months of 2024 compared to the same prior year period also reflected a $239,000 gain on marketable equity securities, $219,000 in earnings and gain on BOLI, a $155,000 increase in interchange fees, a $118,000 increase in service charges on deposit accounts, a $41,000 increase in loan servicing fees, and a $23,000 increase in insurance agency revenue, partially offset by a $380,000 increase in net realized losses on sales and redemptions of investment securities. Total noninterest income had an aggregate gain of $123,000 in all other categories.

Third quarter 2024 results reflect the Bank’s strategy to proactively seek out and capitalize on new opportunities to diversify and enhance recurring noninterest income’s contribution to total revenue. As the Bank moves forward with its growth strategy, noninterest income is anticipated to play an increasingly vital role in maintaining a well-balanced and resilient financial profile.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

Unaudited	For the three months ended				For the nine months ended
(In thousands)	September 30, 2024	September 30, 2023	Change		September 30, 2024	September 30, 2023	Change
Salaries and employee benefits	$4,959	$4,154	$805	19.4%	$13,687	$12,243	$1,444	11.8%
Building and occupancy	1,134	868	266	30.6%	2,864	2,699	165	6.1%
Data processing	672	483	189	39.1%	1,750	1,519	231	15.2%
Professional and other services	1,820	492	1,328	269.9%	3,078	1,531	1,547	101.0%
Advertising	165	144	21	14.6%	386	516	(130)	-25.2%
FDIC assessments	228	222	6	2.7%	685	663	22	3.3%
Audits and exams	123	159	(36)	-22.6%	416	476	(60)	-12.6%
Insurance agency expense	308	273	35	12.8%	825	817	8	1.0%
Community service activities	20	55	(35)	-63.6%	111	151	(40)	-26.5%
Foreclosed real estate expenses	27	44	(17)	-38.6%	82	76	6	7.9%
Other expenses	803	759	44	5.8%	1,989	1,660	329	19.8%
Total noninterest expenses	$10,259	$7,653	$2,606	34.1%	$25,873	$22,351	$3,522	15.8%

Noninterest expense totaled $10.3 million in the third quarter of 2024, increasing $2.6 million from the year-ago quarter. The increase was primarily due to $1.6 million in transaction-related expenses for the East Syracuse branch acquisition, in addition to third quarter 2024 operating costs of approximately $462,000 associated with operating Pathfinder Bank’s newest location.

Professional and other services expense was $1.8 million in the third quarter, increasing $1.3 million from the year-ago quarter. The increase was primarily attributed to branch acquisition-related expenses.

Salaries and benefits were $5.0 million in the third quarter of 2024, increasing $805,000 from the year-ago quarter. The increase was primarily due to $141,000 transaction-related bonuses to employees, $115,000 reduced salary cost deferrals (“ASC 310-20”) associated with reduced lending volumes, and $80,000 of ongoing personnel-related costs associated with operating the branch acquired early in the third quarter of 2024. The remaining increase was primarily driven by higher salaries and benefits costs associated with merit increases and wage inflation.

Building and occupancy was $1.1 million in the third quarter of 2024, increasing $266,000 from the year-ago quarter. These increases were mostly due to ongoing facilities-related costs of approximately $322,000 associated with operating the branch acquired early in the third quarter of 2024.

Noninterest expense in the nine months ended September 30, 2024 was $25.9 million, an increase of $3.5 million, or 15.8%, when compared to the nine months ended September 30, 2023. The increase was primarily due to $1.6 million in transaction-related expenses for the East Syracuse branch acquisition, in addition to third quarter 2024 operating costs of approximately $462,000 associated with operating Pathfinder Bank’s newest location.

Professional and other services expense was $3.1 million during the first nine months of 2024, increasing $1.5 million from the year-ago period. Salaries and benefits were $13.7 million in the nine months ended September 30, 2024, increasing $1.4 million, or 11.8%, when compared to the nine months ended September 30, 2023. Building and occupancy was $2.9 million during the first nine months of 2024, increasing $165,000 from the year-ago period. These increases were all primarily attributed to the aforementioned branch acquisition-related expenses.

Income Tax Expense (Benefit)

Income tax expense decreased $1.7 million to a $1.2 million benefit, with an effective tax rate of 20.3%, for the quarter ended September 30, 2024, as compared to $573,000 in expense with an effective tax rate of 20.7% for the same three month period in 2023. The decrease in income tax expense for the quarter ended September 30, 2024, as compared to the same quarter in 2023, was primarily driven by the current quarter net loss. The effective income tax rate decreased 0.4% to 20.3% for the three months ended September 30, 2024 as compared to 20.7% for the same three month period in 2023. The decrease in the tax rate in the third quarter of 2024, as compared to the same quarter in 2023, was primarily related to fluctuations in permanent tax differences.

Income tax expense decreased $1.9 million to a $160,000 benefit, with an effective tax rate of 27.1%, for the nine months ended September 30, 2024, as compared to $1.8 million in expense with an effective tax rate of 20.6%, for the same nine month period in 2023. The decrease in income tax expense for the nine months ended September 30, 2024, as compared to the same nine month period in 2023, was primarily driven by the year-over-year decrease in income before taxes coupled with increases in permanent tax differences. The effective income tax rate increased 6.5% to 27.1% for the nine months ended September 30, 2024 as compared to 20.6% for the same nine month period in 2023. The increase in the tax rate in the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily related to fluctuations in permanent tax differences.

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

Earnings per Share

Basic and diluted earnings per Voting and Series A Non-Voting share were $(0.75) per share for the third quarter of 2024, as compared to $0.35 for the same prior year period. The decrease in earnings per share between these two periods was due to the decrease in net income.

Basic and diluted earnings per Voting and Series A Non-Voting share were $(0.09) for the nine month period ended September 30, 2024, as compared to $1.10 for the same prior year period. The decrease in earnings per share between these two periods was due to the decrease in net income. Further information on earnings per share can be found in Note 3 of the unaudited consolidated financial statements of this Form 10-Q.

Changes in Financial Condition

Assets

Total assets increased $17.3 million, or 1.18%, to $1.48 billion at September 30, 2024 as compared to December 31, 2023. This increase was due primarily to increases in total loans, finance lease right-of-use assets, and intangible assets, net. These increases were partially offset by decreases in total cash and cash equivalents and investment securities.

Loans totaled $921.7 million at September 30, 2024, an increase of $24.5 million, or 2.73%, compared to $897.2 million at December 31, 2023. This increase was driven by $29.9 million in loans acquired from Berkshire Bank and represented increases of $14.8 million in total consumer loans, $10.3 million in total commercial loans, and $353,000 in total residential mortgage loans.

Finance lease right-of-use assets totaled $16.9 million at September 30, 2024, an increase of $12.8 million, which can be attributed to the acquisition of the East Syracuse branch on July 19, 2024. Intangible assets, net, totaled $6.2 million, an increase of $6.1 million, primarily due to the core deposit intangible created through our branch acquisition, also as a result of the purchase of the East Syracuse branch during the third quarter of 2024.

Total cash and cash equivalents totaled $35.3 million at September 30, 2024, a decrease of $13.4 million, or 27.5%, compared to $48.7 million at December 31, 2023. This decline was due to a decrease of $20.0 million in interest-earning deposits, partially offset by an increase in cash and due from banks of $6.6 million.

Investment securities, including investment in FHLBNY stock, decreased by $7.3 million, or 1.63%, to $442.6 million at September 30, 2024. This decrease was due to decreases in HTM securities and FHLBNY stock of $17.9 million and $3.3 million, respectively. The total decrease in investment securities was partially offset by increases in AFS securities and marketable equity securities of $13.3 million and $666,000, respectively

Liabilities

Total liabilities increased $16.5 million, or 1.23%, to $1.36 billion at September 30, 2024 as compared to $1.35 billion at December 31, 2023. The overall increase was due primarily to increases in total deposits and finance lease liabilities, partially offset by a decrease in total short and long-term borrowings.

Total deposits increased $76.1 million, or 6.80%, from $1.12 billion at December 31, 2023 to $1.20 billion at September 30, 2024. This increase was due to a $39.9 million increase in noninterest-bearing deposits, as well as a $36.2 million increase in interest-bearing deposits. Finance lease liabilities totaled $16.8 million at September 30, 2024, an increase of $12.5 million from December 31, 2023. Increases in total deposits of $186.0 million and finance lease liabilities of $13.0 million can both be attributed to the acquisition of the East Syracuse branch during the third quarter of 2024.

Short-term borrowed funds from FHLBNY decreased $65.4 million, or 52.0%, to $60.3 million at September 30, 2024, while long-term borrowed funds from FHLBNY decreased $10.2 million, or 20.3%, to $39.8 million at September 30, 2024. Both decreases in short-term and long-term borrowed funds are due to the Company utilizing a portion of the low-cost liquidity provided by the acquisition of the East Syracuse branch to pay down these borrowings during the third quarter of 2024.

Shareholders’ Equity

Shareholders' equity increased by $751,000, or 0.6%, from $119.5 million at December 31, 2023, to $120.2 million at September 30, 2024. This increase was primarily due to a $2.9 million decrease in accumulated other comprehensive loss, as well as increases of $135,000 and $117,000 in unearned ESOP shares and additional paid-in-capital, respectively, reduced by a decrease of $2.4 million in retained earnings.

Capital

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its banking operations. This strong capital position serves to support growth and expansion activities while at the same time exceeding regulatory standards. At September 30, 2024, the Bank met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 8%, Tier 1 common equity exceeding 6.5%, and a total risk-based capital ratio exceeding 10%.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The buffer is separate from the capital ratios required under the Prompt Corrective Actions (“PCA”) standards. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum levels of the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity. At September 30, 2024, the Bank exceeded all regulatory required minimum capital ratios, including the capital buffer requirements.

Pathfinder Bank’s capital amounts and ratios as of the indicated dates are presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be "Well-Capitalized" Under Prompt Corrective Provisions		Minimum For Capital Adequacy with Buffer
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2024:
Total Core Capital (to Risk-Weighted Assets)	$147,211	14.52%	$81,110	8.00%	$101,388	10.00%	$106,457	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$134,471	13.26%	$60,833	6.00%	$81,110	8.00%	$86,179	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$134,471	13.26%	$45,624	4.50%	$65,902	6.50%	$70,971	7.00%
Tier 1 Capital (to Assets)	$134,471	9.13%	$58,907	4.00%	$73,634	5.00%	$73,634	5.00%
As of December 31, 2023
Total Core Capital (to Risk-Weighted Assets)	$155,922	15.05%	$82,860	8.00%	$103,575	10.00%	$108,753	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$142,927	13.80%	$62,145	6.00%	$82,860	8.00%	$88,038	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$142,927	13.80%	$46,609	4.50%	$67,324	6.50%	$72,502	7.00%
Tier 1 Capital (to Assets)	$142,927	10.11%	$56,548	4.00%	$70,685	5.00%	$70,685	5.00%

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

	September 30,	December 31,
(In thousands)	2024	2023
Regulatory Capital Ratios (Bank only)
Total capital (to risk-weighted assets)
Total equity (GAAP)	$139,724	$137,943
Goodwill	(5,752)	(4,536)
Intangible assets	(6,217)	(85)
Addback: Accumulated other comprehensive loss	6,716	9,605
Total Tier 1 Capital	$134,471	$142,927
Allowance for credit losses (subject to regulatory limits)	12,740	12,995
Total Tier 2 Capital	$12,740	$12,995
Total Tier 1 plus Tier 2 Capital (numerator)	$147,211	$155,922
Risk-weighted assets (denominator)	1,013,875	1,035,747
Total core capital to risk-weighted assets	14.52%	15.05%

Tier 1 capital (to risk-weighted assets)
Total Tier 1 capital (numerator)	$134,471	$142,927
Risk-weighted assets (denominator)	1,013,875	1,035,747
Total capital to risk-weighted assets	13.26%	13.80%

Tier 1 capital (to adjusted assets)
Total Tier 1 capital (numerator)	$134,471	$142,927
Total average assets	1,484,650	1,418,313
Goodwill	(5,752)	(4,536)
Intangible assets	(6,217)	(85)
Adjusted assets (denominator)	$1,472,681	$1,413,692
Total capital to adjusted assets	9.13%	10.11%

Tier 1 Common Equity (to risk-weighted assets)
Total Tier 1 capital (numerator)	$134,471	$142,927
Risk-weighted assets (denominator)	1,013,875	1,035,747
Total Tier 1 Common Equity to risk-weighted assets	13.26%	13.80%

Loan and Asset Quality and Allowance for Credit Losses

The following table represents information concerning the aggregate amount of non-accrual loans at the indicated dates:

	September 30,	December 31,	September 30,
(In thousands)	2024	2023	2023
Nonaccrual loans:
Commercial and commercial real estate loans	$13,664	$12,317	$11,643
Consumer	901	3,140	2,871
Residential mortgage loans	1,605	1,770	1,659
Total nonaccrual loans	16,170	17,227	16,173
Total nonperforming loans	16,170	17,227	16,173
Foreclosed real estate	-	151	189
Total nonperforming assets	$16,170	$17,378	$16,362

Nonperforming loans to total loans	1.75%	1.92%	1.80%
Nonperforming assets to total assets	1.09%	1.19%	1.17%

Nonperforming assets include nonaccrual loans and foreclosed real estate (‘‘FRE”).

As indicated in the table above, nonperforming assets at September 30, 2024 were $16.2 million, and were $1.2 million lower than the $17.4 million reported at December 31, 2023 and $192,000 lower than the $16.4 million reported at September 30, 2023. The decrease in the nonperforming loans at September 30, 2024, as compared to December 31, 2023, was driven by charge-offs for loans in two consumer loan pools with a balance of $2.2 million, as well as the downgrade of one commercial real estate loan with a balance of $1.4 million.

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

The allowance for credit losses on loans represents management’s estimate of the lifetime losses inherent in the loan portfolio as of the date of the statement of condition. The allowance for credit losses was $17.3 million and $16.0 million at September 30, 2024 and December 31, 2023, respectively. The ratio of the allowance for credit losses to total loans was 1.87% as of September 30, 2024, as compared to 1.78% at December 31, 2023 and 1.76% at September 30, 2023. Management performs a quarterly evaluation of the allowance for credit losses based on quantitative and qualitative factors and has determined that the current level of the allowance for credit losses is adequate to absorb the losses in the loan portfolio as of September 30, 2024.

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

At September 30, 2024 and December 31, 2023, the Company had $19.6 million and $22.6 million in loans, respectively, which were individually analyzed, having established specific reserves of $2.4 million and $3.7 million, respectively, on these loans. The $3.0 million decrease in specifically identified loans between these two dates was the result of a single relationship charge-off.

Appraisals are obtained at the time a real estate secured loan is originated. For commercial real estate held as collateral, the property is inspected every two years.

Management has identified certain loans with potential credit profiles that may result in the borrowers not being able to comply with the current loan repayment terms and which may result in possible future identified loan reporting. Potential problem loans totaled $37.0 million at September 30, 2024, a decrease of $6.1 million, as compared to $43.1 million at December 31, 2023. These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered specifically-identified.

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

Through the first nine months of 2024, as indicated in the consolidated statement of cash flows, the Company reported net cash flow from operating activities of $13.9 million and net cash outflows of $26.1 million related to investing activities. The net cash outflows from investing activities was generated principally by an increase of $33.3 million in net loan activity, a $6.3 million increase in gross core deposit intangibles, and a $1.6 million increase in premises and equipment, offset by a $12.0 million decrease in net investment activity, and an increase of $3.0 million in proceeds received from the sale of assets-held-for-sale. The Company reported net cash outflows from financing activities of $1.1 million, primarily due to a $76.1 million increase in net deposit balances from the acquisition of the East Syracuse branch, a $75.5 million decrease in borrowings, and an aggregate decrease of $1.7 million in net cash from all other financing sources, including dividends paid to common voting and non-voting shareholders and warrants of $1.8 million.

The Bank’s management monitors liquidity on a continuous basis through a broad range of internal programs and considers effective liquidity management to be one of its primary objectives. At September 30, 2024 the Bank had deposits of $1.20 billion, of which a portion were nominally uninsured, as they were above the insurance limits established by the Federal Deposit Insurance Corporation (“FDIC”) on that date. Of the nominally uninsured deposits at September 30, 2024, $76.1 million were insured through a long-standing reciprocal deposit program managed by a third-party entity. In addition, $110.5 million in municipal deposits are fully protected against principal loss by a collateral program whereby the Bank places high-quality securities with an independent custodian as collateral. The Bank had $146.9 million in deposits, representing 12.3% of all deposits, that were considered to be uninsured at September 30, 2024.

The Company has a number of existing credit facilities available to it. At September 30, 2024, total credit available under the existing lines of credit was approximately $232.7 million at FHLBNY, the Federal Reserve Bank, and two other correspondent banks. At September 30, 2024, the Company had $100.1 million of the available lines of credit utilized on its existing lines of credit with the remainder of $132.6 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of September 30, 2024, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

Off-Balance Sheet Arrangements

The Company is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. At September 30, 2024, the Company had $222.3 million in outstanding commitments to extend credit and standby letters of credit.

The Company's exposure to credit loss in the event of nonperformance related to off-balance sheet arrangements is proportional to the contractual amount of those instruments. Such financial instruments are recorded when they are funded. The Company records an allowance for credit losses on off-balance sheet credit exposures, unless such commitments are unconditionally cancelable, through the provision for credit losses expense. The allowance for credit losses on off-balance sheet credit exposures as of September 30, 2024 was $556,000 and is included in other liabilities on the Company's consolidated Statements of Condition.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information relating to this item.

Item 4 – Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer), management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. The term “disclosure controls and procedures,” under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our CEO and CFO concluded that our disclosure controls and procedures were effective as of that date.

We did not make any changes in internal control over financial reporting during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At September 30, 2024, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material and adverse effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities, and Use of Proceeds, and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2024 through July 31, 2024	-	$-	-	74,292

August 1, 2024 through August 31, 2024	-	$-	-	74,292

September 1, 2024 through September 30, 2024	-	$-	-	74,292

(1)
On August 29, 2016, our Board of Directors authorized the repurchase of up to 217,692 shares of our common stock, or 5% of the Company’s shares outstanding as of that date.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

During the third quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

PATHFINDER BANCORP, INC.

(registrant)

November 14, 2024	/s/ James A. Dowd
James A. Dowd
President and Chief Executive Officer

November 14, 2024	/s/ Justin K. Bigham
Justin K. Bigham
Senior Vice President, Chief Financial Officer