Form 10-K
period 2024-12-31
Pathfinder Bancorp, Inc.
filed 2025-03-31
CIK 1609065

$20

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File No. 001-36695

PATHFINDER BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	38-3941859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2024, as reported by the NASDAQ Capital Market ($13.19), was approximately $67.5 million.

As of March 24, 2025, there were 4,763,707 shares outstanding of the Registrant’s voting common stock and 1,380,283 shares of the Registrant’s Series A nonvoting common stock.

DOCUMENTS INCORPORATED BY REFERENCE: Proxy Statement for the 2025 Annual Meeting of Shareholders of the Registrant (Part III).

TABLE OF CONTENTS

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED

DECEMBER 31, 2024

PATHFINDER BANCORP, INC.

PART I

Forward-Looking Statements

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. These forward-looking statements concern the financial condition, results of operations, plans, objectives, future performance and business of Pathfinder Bancorp, Inc. and its subsidiary, including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) general economic conditions may be less favorable than expected, including from the impact of inflation and tariffs; (2) competitive pressures among depository institutions may increase significantly; (3) changes in the interest rate environment may reduce interest margins; (4) loan origination and sale volumes, charge-offs and credit loss provisions may vary substantially from period to period; (5) the impact of a pandemic or other health crises and the government's response to such pandemic or crises on our operations as well as those of our customers and on the economy generally and in our market area specifically; (6) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (7) legislative or regulatory changes or actions may adversely affect the businesses in which Pathfinder Bancorp, Inc. is engaged; (8) changes and trends in the securities markets may adversely impact Pathfinder Bancorp, Inc.; (9) a delayed or incomplete resolution of regulatory issues could adversely impact our planning; (10) difficulties in integrating any businesses that we may acquire, which may increase our expenses and delay the achievement of any benefits that we may expect from such acquisitions; (11) the impact of reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; (12) our ability to prevent or mitigate fraudulent activity and cybersecurity threats; and (13) the outcome of any future regulatory and legal investigations and proceedings may not be anticipated.

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

At December 31, 2024 and 2023, 6,125,649 and 6,099,571 shares of Company common stock (voting and non-voting) were outstanding, respectively.

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

At December 31, 2024, the Company had total consolidated assets of $1.47 billion, total deposits of $1.20 billion and shareholders' equity of $121.5 million.

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

The Bank also owns 100% of Whispering Oaks Development Corp. (“Whispering Oaks”), a New York corporation that is retained to operate or develop real estate-related projects. Whispering Oaks, through a wholly-owned second-tier subsidiary, is the sole limited partner in an unconsolidated special-purpose real estate management partnership. The partnership currently operates a low-income residential housing facility. The activities of Whispering Oaks resulted in a pre-tax gain of $11,000 in 2024.

Additionally, the Bank owns 100% of Pathfinder Risk Management Company, Inc., ("PRMC") which was established to record the 51% controlling interest upon the December 2013 purchase of FitzGibbons Agency, LLC (the “Agency”), an Oswego County property, casualty and life insurance brokerage business. The Company completed the sale of its majority membership interest in the FitzGibbons Agency to Marshall & Sterling Enterprises, Inc. in October 2024. The Company received total consideration of $2.8 million, including cash of $1.2 million upon closing and a receivable of $1.6 million to be paid in September 2025. The Company recognized a pre-tax gain of $3.2 million and a net gain of $1.5 million in the fourth quarter of 2024, which are inclusive of the deferred payment expected in September 2025.

Although the Company previously owned, through its wholly owned subsidiary PRMC, 51% of the membership interest in the Agency until its October 2024 sale, the Company is required to consolidate 100% of the Agency within the consolidated financial statements. The 49% of the Agency which the Company did not own is accounted for separately as noncontrolling interests within the consolidated financial statements.

MARKET AREA AND COMPETITION

Market Area

We provide financial services to individuals, families, small to mid-size businesses and municipalities through our seven branch offices located in Oswego County, NY, five branch offices located in Onondaga County, NY and one limited purpose office located in Oneida County, NY. Our primary lending market area includes both Oswego and Onondaga Counties. However, our primary deposit generating area is concentrated in Oswego County and in the areas surrounding our Onondaga County branches.

The economies of Oswego County and Onondaga County are based primarily on manufacturing, energy production, health care, education, and government. These economies are widely expected to benefit from transformational public and private investments in semiconductor manufacturing, including but not limited to plans for one of the United States’ largest chip fabrication facilities near two existing Pathfinder Bank branches in Clay, NY and Cicero, NY. In addition to financial services, the broader Central New York market has a more diverse array of economic sectors, including food processing production and transportation. The region has more recently also developed particular strength in the commercialization of certain emerging technologies such as bio-processing, medical devices, aircraft systems and renewable energy.

Based on recent independent market survey reports, median home values were $250,250 in Onondaga County and $186,096 in Oswego County at the end of 2024. Home values have shown modestly accelerating increases in recent years within the Syracuse, NY metro area, including Onondaga and Oswego Counties.

Competition

Pathfinder Bank encounters strong competition both in attracting deposits and in originating real estate and other loans. Our most direct competition for deposits and loans comes from commercial banks, savings institutions and credit unions in our market area. In addition, potential new competitors may be emerging that are generically defined as financial technology (also referred to as “FinTech” or “fintech”) companies. These entities seek to employ new technology to compete with traditional methods of delivering financial services, seek to replace or supplement the financial services provided by established financial institutions, as well as offer fintech products and services that are implemented by many established financial institutions themselves. Some of these technologies either have been implemented to varying degrees by the Bank, or will be available to the Bank for future implementation through its network of service providers and computer system vendors. It cannot be predicted with certainty at this time how effective these new competitors will be in our marketplace or what costs the Company will incur in the future to implement and maintain competitive technologies.

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

As of June 30, 2024, based on the most recently-available FDIC data, we had the largest market share in Oswego County, representing 47.7% of all deposits, and we additionally held 2.1% of all deposits in Onondaga County. In addition, when combining both Oswego and Onondaga Counties, we have the fifth largest market share of fifteen institutions, representing 7.9% of the total market.

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

A commercial real estate borrower’s financial condition is monitored on an ongoing basis by requiring current financial statements, rent rolls, payment history reviews, property inspections and periodic face-to-face meetings with the borrower. We generally require borrowers with aggregate outstanding balances exceeding $250,000 to provide annual updated financial statements and/or federal tax returns. These requirements also apply to all guarantors on these loans.

Loans secured by commercial real estate generally have greater credit risk than one-to-four family residential real estate loans. The increased credit risk associated with commercial real estate loans is a result of several factors, including larger loan balances concentrated with a limited number of borrowers, and the impact of local and general economic conditions on the borrower’s ability to repay the loan. Furthermore, the repayment of loans secured by commercial real estate properties typically depends upon the successful operation of the real property securing the loan. If the cash flows from the property are reduced, the borrower’s ability to repay the loan may be impaired. However, commercial real estate loans generally have higher interest rates than loans secured by one-to-four family residential real estate.

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

Residential Real Estate Loans

We currently offer one-to-four family residential real estate loans, made to borrowers in our general market area, with terms up to 30 years that are generally underwritten according to Federal National Mortgage Association (“Fannie Mae”) guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed-rate and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which as of December 31, 2024, was generally $766,550 for single-family homes in our market area.

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

Consumer Loans

We make consumer loans for a variety of personal and consumer purposes. Our consumer portfolio consists primarily of automobile, recreational vehicles and unsecured personal loans, as well as unsecured lines of credit and loans secured by deposit accounts. Our procedure for underwriting consumer loans includes an assessment of the applicant’s credit history and ability to meet existing obligations and payments for the proposed loan, as well as an evaluation of the value of the collateral security, if any.

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

If a loan is in excess of any individual loan officer’s lending authority, the extension of credit must be referred to the Officer Loan Committee (“OLC”) or the Directors Loan Committee ("DLC"), depending on either the size of the loan or the loan relationship. The OLC is comprised of select senior officers, and the DLC includes certain members of the Board of Directors.

Loans to One Borrower

Under New York law, New York commercial banks are subject to loans-to-one borrower limits, which are substantially similar as those applicable to national banks, which generally restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus, which was $23.4 million at December 31, 2024, on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus, which was $15.6 million at December 31, 2024, if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate), subject to exceptions.

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

Individually Evaluated Loans, Non-performing Loans and Loan Modifications

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

Our Allowance for Credit Losses policy (“ACL”) establishes criteria for individually evaluated loans to be measured for impairment based on the following:

Residential and Consumer Loans:

•
All loans rated substandard or worse, on nonaccrual, and above our total related credit (“TRC”) threshold balance of $300,000.

Commercial Lines and Loans, Commercial Real Estate and Tax-exempt loans:

•
All loans rated substandard or worse, on nonaccrual, and above our TRC threshold balance of $100,000.

Individually evaluated loans are determined by the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses as compared to the loan carrying value.

When the Company modifies a loan with a borrower experiencing financial difficulty, a potential impairment is analyzed either based on the present value of the expected future cash flows discounted at the interest rate of the original loan terms or the fair value of the collateral less costs to sell. If it is determined that the value of the loan is less than its recorded investment, then impairment is recognized as a component of the provision for credit losses, an associated increase to the allowance for credit losses or as a charge-off to the allowance for credit losses in the current period.

Because the effect of most loan modifications made with borrowers experiencing financial difficulty is already included in the allowance for credit losses, a change to the allowance for credit losses is generally not recorded upon modification. In some cases, the Company will modify a certain loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession such as an interest rate reduction, may be granted. During the year ended December 31, 2024, the Company modified one loan with a total outstanding balance of $2.0 million that was considered to be a modified loan to borrowers experiencing financial difficulty.

Nonaccrual loans that are modified will remain on nonaccrual status, but may move to accrual status after they have performed according to the modified terms for a period of time of at least six months.

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

The ACL is based on three major components which are: (i) specific components for individually evaluated loans, (ii) quantitative factors, applied to pooled loans derived from historical bank-specific and industry loss charge-off patterns that have been correlated to prior period econometric factors, and (iii) a broad range of qualitative factors intended to provide further forward-looking perspectives on overall credit quality.

The first component is the specific allowance that relates to loans that are individually evaluated or where analysis for impairment is appropriate. For these loans, an allowance is established when the discounted cash flows or collateral value of the individually evaluated loan are lower than the carrying value of the loan. A loan is considered individually evaluated when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Individually evaluated loans are measured by either the present value of the expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral if the loan is collateral dependent. The majority of our loans utilize the fair value of the underlying collateral. Factors considered by management in determining individually evaluated loans include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not considered for individual evaluation. Management determines the significance of payment delays and shortfalls on a case-by case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length and reason for the delay, the borrower’s prior payment record and the amount of shortfall in relation to what is owed.

When a loan is determined to be individually evaluated, we will reevaluate the collateral which secures the loan. For real estate loans, we will obtain a new appraisal or broker’s opinion, whichever is considered to provide the most accurate value in the event of sale. An evaluation of equipment held as collateral will be obtained from an independent firm able to provide such an evaluation. Collateral will be inspected not less than annually for all individually evaluated loans and will be reevaluated not less than every two years. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property. For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

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

The second component of the ACL estimation is based on quantitative factors, which cover discrete pools of loans, by loan class, not considered individually evaluated, smaller balance homogenous loans, such as residential real estate, home equity and other consumer loans. These pools of loans are evaluated for loss exposure based on historical loss rates for each of these categories of loans. Under the CECL methodology, quantitative analysis is used to predict future life-of loan charge-offs based on historical charge-off patterns correlated to a range of specific econometric factors, such as the national unemployment rate. The Company utilizes the Discounted Cash Flow (“DCF”) method for its pooled segment calculation. The DCF method implements a probability of default with loss given default and loss exposure at default estimation. The probability of default and loss given default are applied to future cash flows that are adjusted to present value and these discounted expected losses become the quantitatively-derived portion of the ACL.

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

INVESTMENT ACTIVITIES

Our investment policy is established by the Board of Directors. Our investment policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management objectives. The Asset Liability Management Committee (the “ALCO”) of the Board of Directors acts in the capacity of an investment committee and is responsible for overseeing our investment program and evaluating on an ongoing basis our investment policy and objectives. Our President and Chief Executive Office and Chief Financial Officer have the authority to purchase and sell securities within specific guidelines established by the investment policy. All transactions are reviewed by the Board of Directors at its regular meetings.

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

The securities issued by private entities are generally senior tranches, and most often the most senior tranche of multi-class issuances that provide substantial credit enhancements to their senior tranches and therefore reasonable, but not absolute, protection for the Bank from the risks of default. We invest in mortgage-backed and asset-backed securities and collateralized mortgage obligations to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk through geographic diversification. These securities are generally relatively short in duration and therefore reduce the Bank’s sensitivity to changes in interest rates. All privately issued mortgage-backed securities held by the Bank at December 31, 2024 were either rated at or above the lowest investment grade for credit quality by a nationally-recognized statistical rating organization (a “NRSRO”) or were the most senior tranches of securitizations that were not rated by a NRSRO at the time of the securities’ issuance. We regularly monitor the credit quality of this portfolio. At December 31, 2024, no securities held by the Bank in this category had been downgraded by a NRSRO.

HEDGING ACTIVITIES

The Company is exposed to certain risks from both its business operations and changes in economic conditions. As part of managing interest rate risk, the Company enters into standardized interest rate derivative contracts (designated as hedging agreements) to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate hedging agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate hedging agreements are generally entered into with counterparties that meet established credit standards and the agreements contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material at December 31, 2024. Interest rate hedging agreements are recorded at fair value as other assets or liabilities. The Company had no material derivative contracts not designated as hedging agreements at December 31, 2024 or December 31, 2023. See Note 21 within the Notes to consolidated financial statements contained herein.

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

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. .

Borrowings

The Bank has a number of existing credit facilities available to it. At December 31, 2024, the Bank had existing lines of credit at FHLBNY, the Federal Reserve Bank (“FRB”), and two other correspondent banks. We obtain advances primarily from the FHLBNY utilizing the common stock we own in the FHLBNY, qualifying residential mortgage loans held in portfolio, and certain investment securities as collateral provided certain standards related to creditworthiness are met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. FHLBNY advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.

Trust Preferred Securities and Subordinated Debt

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

The Company's equity interest in the trust subsidiary is included in other assets on the Consolidated Statements of Financial Condition at December 31, 2024 and 2023. For regulatory reporting purposes, the Federal Reserve Board has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them.

On October 14, 2020, the Company executed a private placement of $25.0 million of its 5.50% Fixed to Floating Rate non-amortizing Subordinated Debt (the “2020 Subordinated Debt”) to certain qualified institutional buyers and accredited institutional investors. The 2020 Subordinated Debt has a maturity date of October 15, 2030 and initially bear interest, payable semi-annually, at a fixed annual rate of 5.50% per annum until October 15, 2025. Commencing on that date, the interest rate applicable to the outstanding principal amount due will be reset quarterly to an interest rate per annum equal to the then current three month SOFR plus 532 basis points, payable quarterly until maturity. The Company may redeem the 2020 Subordinated Debt at par, in whole or in part, at its option, any time after October 15, 2025 (the first redemption date). The 2020 Subordinated Debt is senior in the Company’s credit repayment hierarchy only to the Company’s common equity and, and any future senior indebtedness and is intended to qualify as Tier 2 capital for regulatory capital purposes for the Company. The Company paid $783,000 in origination and legal fees as part of this transaction. These fees will be amortized over the life of the 2020 Subordinated Debt through its first redemption date using the effective interest method, giving rise to an effective cost of funds of 6.22% from the issuance date calculated under this method. Accordingly, interest expense related to this transaction of $1.6 million was recorded in both the years ended December 31, 2024 and 2023.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management personnel if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. Notwithstanding the foregoing, pursuant to the EGRRCPA, the FDIC finalized a rule that established a community bank leverage ratio (“CBLR”). The CBLR (Tier 1 capital to average consolidated assets) was established at 9% for institutions under $10 billion in assets and such institutions may elect to utilize the CBLR threshold level of capital in lieu of the generally-applicable risk-based capital requirements under Basel III. Such institutions that meet the CBLR threshold and certain other qualifying criteria will automatically be deemed to be well-capitalized. A financial institution can elect to be subject to this new definition. As of December 31, 2024, the Bank did not elect to become subject to the CBLR.

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

At December 31, 2024, Pathfinder Bank was well-capitalized.

Transactions with Affiliates and Loans to Insiders. Transactions between a bank and its affiliates are limited by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company (“BHC”) and any companies which are controlled by such parent holding company are affiliates of the bank. Generally, Sections 23A and 23B of the Federal Reserve Act limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to 10% of such institution’s capital stock and surplus and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such institution’s capital stock and surplus. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar transactions.

In addition, loans or other extensions of credit by the institution to the affiliate are required to be collateralized in accordance with specified requirements. The law also requires that affiliate transactions be on terms and conditions that are substantially the same, or at least as favorable to the institution, as those provided to non-affiliates.

Pathfinder Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

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

Enforcement. The FDIC has extensive enforcement authority over insured state banks, including Pathfinder Bank. That enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, enforcement actions may be initiated in response to violations of laws and regulations, breaches of fiduciary duties and unsafe or unsound practices. The FDIC also has authority under federal law to appoint a conservator or receiver for an insured bank under certain circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if the bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.”

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

On October 24, 2023, the FDIC and the other federal banking agencies issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, banks with assets of at least $600 million as of December 31 in both of the prior two calendar years and less than $2 billion as of December 31 in either of the prior two calendar years will be an “intermediate bank.” The agencies will evaluate intermediate banks under the Retail Lending Test and either the current community development test, referred to in the final rule as the Intermediate Bank Community Development Test, or, at the Bank’s option, the Community Development Financing Test. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027. The final rule is subject to ongoing litigation, so the legacy regulations remain currently in effect.

Cybersecurity. Banking organizations are required to notify their primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours.

Federal Home Loan Bank System. Pathfinder Bank is a member of the Federal Home Loan Bank System, which consists of eleven regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLBNY, Pathfinder Bank is required to acquire and hold a specified amount of shares of capital stock in the FHLBNY. As of December 31, 2024, Pathfinder Bank was in compliance with this requirement.

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

Holding Company Regulation

The Company, as a Bank Holding Company ("BHC"), is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, as administered by the Federal Reserve Board. The Company is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval would be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or BHC if it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company.

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

On August 28, 2018, pursuant to EGRRCPA, the Federal Reserve Board issued an interim final rule revising the “Small Bank Holding Company Policy Statement” increasing the consolidated asset limit to $3 billion. Under the Policy Statement, a BHC that meets certain Qualitative Requirements:

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

The Company’s federal tax returns are statutorily subject to potential audit for the years 2021 through 2024. No federal income tax returns are under audit as of the date of this report.

Method of Accounting. For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.

Bad Debt Reserves. Prior to 1996, Pathfinder Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of tax law changes in 1996, Pathfinder Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2024, Pathfinder Bank had no reserves subject to recapture in excess of its base year reserves. The Bank continues to be required to use the specific charge-off method to account for tax bad debt deductions.

Taxable Distributions and Recapture. Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if Pathfinder Bank failed to meet certain thrift asset and definitional tests or made certain distributions. Tax law changes in 1996 eliminated thrift-related recapture rules. However, under current law, pre-1988 tax bad debt reserves remain subject to recapture if Pathfinder Bank makes certain non-dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a “bank” for tax purposes. At December 31, 2024, our total federal pre-base year bad debt reserve was approximately $1.3 million.

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

State Taxation

Pathfinder Bancorp, Inc., Pathfinder Bank, Whispering Oaks, and Pathfinder Risk Management Corporation report income on a combined basis to New York State. The New York State franchise tax is imposed in an amount equal to the greater of 6.5% of Business Income for companies with a Business Income Base up to $5 million, or 7.25% for companies with a Business Income Base greater than $5 million, 0.1875% of average Business Capital, or a fixed dollar amount based on New York sourced gross receipts.

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

Demographics

At December 31, 2024, we employed 186 team members, of which 172 were full-time, 10 were part-time, three were interns, and one was temporary. Our staff is comprised of approximately 74% women. We continue to grow and employ team members respectively across our three-county footprint as follows:

Date	Headcount
12/31/2024	186
12/31/2023	174
12/31/2022	174
12/31/2021	173
12/31/2020	183

At December 31, 2024, approximately 55% of our staff was employed at our bank branch and loan production offices, with the remainder of our team employed within all other functional areas, including our customer-facing electronic commerce and call center units. None of these employees are represented by a collective bargaining agreement and management considers its relationship with employees to be good. During fiscal year 2024, we hired 71 employees, of which 56 were full-time, four were part-time, four were temporary, and seven were interns. Our voluntary turnover rates for the previous five years are as follows:

Year	Voluntary Turnover %
2024	23.7%
2023	23.4%
2022	25.0%
2021	24.2%
2020	13.2%

Culture

An open-minded community that engages excellence is fundamental to supporting the Pathfinder Bank vision to be a local bank that the community trusts. The communities in which we serve include persons of various race, ethnicity, gender, sexual orientation, socio-economic status, age, physical and cognitive ability, religion and political belief. We are committed to valuing and sharing the strength of our differences in a safe and positive environment, while maintaining selection and promotion processes that are without bias.

This commitment is essential to reflecting the values of our team members and the society we serve today. It makes business sense because it helps us to attract and retain the best talent, it enables us to understand and meet clients' needs more effectively and thus provide a better quality service. We continue our commitment to equal employment opportunity through a robust anti-discrimination plan, which includes annual compensation analyses and ongoing reviews of our selection and hiring practices.

For the year 2024, the population of our workforce was as follows:

Ethnicity	%
American Indian or Alaska Native	0.5%
Asian	1.6%
Black or African American	0.5%
Hispanic or Latino	2.7%
Two or more races (Not Hispanic or Latino)	0.5%
White	94.2%

Age Range	Total
18-25	21
26-35	63
36-45	46
46-55	22
56-65	29
Over 65	5
Grand Total	186

Compensation and Benefits

We provide a competitive compensation and benefits program to help meet the needs of our team members. In addition to salaries, these programs include annual bonuses, stock awards, a 401(k) Plan with an employer matching contribution in addition to an employer-paid annual contribution, healthcare and other insurance benefits, health savings, flexible spending accounts, paid time off, family leave, identity theft protection, telemedicine service, and an employee assistance program, including mental health services. The Company has surveyed employees to determine their benefits program preferences and has made program changes accordingly.

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

Retention Efforts

Employee retention helps us operate efficiently and achieve one of our business objectives. We believe our commitment to living out our core values, actively prioritizing concern for our team members’ well-being, supporting our team members’ career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing team members. At December 31, 2024, 26.9% of our current staff had been with us for ten years or more. There is a team assigned to retention efforts as a strategic initiative for 2025 and forward.

ITEM 1A: RISK FACTORS

Not required of a smaller reporting company.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 1C: CYBERSECURITY

The Company considers cybersecurity a subset of information security, and as such, cybersecurity risks and controls are assessed in our information security risk assessment and managed in our Information & Cybersecurity Program & Policy ("ICPP"). The ICPP is developed and maintained utilizing the Federal Financial Institutions Examination Council ("FFIEC") Information Technology Examination Handbook, FDIC and NYSDFS guidance and regulations, and Gramm-Leach–Bliley Act, and represents the standards, policies, procedures, and guidelines defining the Company’s security requirements and related activities, which includes risk management and risk assessment practices. Management has designated the Information Security Officer ("ISO"), who has 15 years of experience, along with the Technology Steering Committee, with implementing and monitoring the ICPP. The Company’s Information Technology ("IT") department consists of the Chief Information Officer ("CIO"), who has 16 years of experience with the Company, and other key personnel who have years of experience and various certifications related to assessing and managing cybersecurity risk. Additionally, the Company has developed a comprehensive enterprise risk management program to monitor risks related to its operations, including cybersecurity risk, and the Company’s Chief Risk Officer has primary responsibility for the enterprise risk management program. Management also engages the services of third parties to assist the ISO with their tasks. The Company believes that risk management is a component of overall governance and that IT risk management is a component of overall risk management.

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

ITEM 2: PROPERTIES

The Company has seven offices located in Oswego County, five offices located in Onondaga County and one limited purpose office located in Oneida County. Management believes that the Bank’s facilities are adequate for the business conducted. The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 2024. The aggregate net book value of the Bank's premises and equipment was $19.0 million at December 31, 2024. For additional information regarding the Bank's properties, see Notes 8 and 28 to the consolidated financial statements.

Location	Opening Date	Owned/Leased
Main Office	1874	Owned
214 West First Street
Oswego, New York 13126

Plaza Branch	1989	Owned (1)
291 State Route 104 East
Oswego, New York 13126

Mexico Branch	1978	Owned
3361 Main Street
Mexico, New York 13114

Oswego East Branch	1994	Owned
34 East Bridge Street
Oswego, New York 13126

Lacona Branch	2002	Owned
1897 Harwood Drive
Lacona, New York 13083

Fulton Branch	2003	Owned
5 West First Street South
Fulton, New York 13069

Central Square Branch	2005	Owned
3025 East Ave
Central Square, New York 13036

Cicero Branch	2011	Owned
6194 State Route 31
Cicero, New York 13039

Pike Block Branch	2014	Leased (2)
109 West Fayette Street
Syracuse, New York 13202

Clay Branch	2018	Leased (3)
3775 State Route 31
Liverpool, NY 13090

Southwest Corridor Branch	2022	Leased (4)
506 West Onondaga Street
Syracuse, NY 13204

East Syracuse Branch	2024	Leased (5)
6611 Manlius Center Road
East Syracuse, NY 13057

Utica Loan Production Office	2017	Leased (6)
258 Genesee Street
Utica, New York 13502

(1)
The building is owned; the underlying land is leased with an annual rent of $40,000.
(2)
The premises are leased with an annual rent of $93,000.
(3)
The premises are leased with an annual rent of $77,000.
(4)
The premises are leased with an annual rent of $262,000.
(5)
The premises are leased with an annual rent of $946,000. The lease began in July 2024 in connection with the Company's acquisition of the East Syracuse branch. Lease expense for 2024 was $425,0000.
(6)
The premises are leased with an annual rent of $17,000.

ITEM 3: LEGAL PROCEEDINGS

There are various claims and lawsuits to which the Company is periodically involved that are incidental to the Company's business, most notably foreclosures. In the opinion of management, such claims and lawsuits in the aggregate are not expected to have a material adverse impact on the Company's consolidated financial condition and results of operations at December 31, 2024.

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s voting common stock trades on the NASDAQ Capital Market under the symbol “PBHC.”

There were 292 shareholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms) as of March 24, 2025.

The Company did not repurchase any shares of its common stock for the year ended December 31, 2024.

Equity Compensation Plan Information

The following table provides information as of December 31, 2024 with respect to shares of voting common stock that may be issued under the Company’s existing equity compensation plans. See Note 15.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	138,779	$11.00	300,000

Equity compensation plans not approved by stockholders	N/A	N/A	N/A

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

On October 16, 2014, Pathfinder Bancorp, MHC converted from the mutual holding company form of organization to the stock holding company form of organization (the “Conversion”). Following the completion of the Conversion, the Company was created substantially in its current form and Pathfinder Bancorp, MHC ceased to exist. The Company had 6,125,649 and 6,099,571 shares of voting and non-voting common stock in aggregate outstanding at December 31, 2024 and December 31, 2023, respectively.

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

As discussed above, pursuant to the Securities Purchase Agreement, on May 8, 2019, the Company issued a Warrant to Castle Creek to purchase 125,000 shares of non-voting common stock at an exercise price equal to $14.25 per share. At the same time, the Company entered into a Warrant Agreement with Castle Creek, to, among other things, authorize and establish the terms of the Warrant. The Warrant is exercisable at any time after May 8, 2019, and from time to time, in whole or in part, until May 8, 2026. However, the exercise of such Warrant remains subject to certain contractual provisions, and regulatory approval if Castle Creek’s ownership of Common Stock would exceed 9.9%. At December 31, 2024, Castle Creek owned approximately 9.9% of the Company’s common voting stock. The Warrant will receive dividends equal to the amount paid on the Company’s common stock. The dividend payment shall be calculated on (1) the unexercised portion of the 125,000 notional shares encompassed within the terms of the Warrant, less (2) any exercised portion of the 125,000 shares, times (3) the amount of the quarterly dividend paid to common shareholders. Dividend payments, if declared on the Company’s common stock, will be made on the Warrant until its expiration date.

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

SELECTED FINANCIAL DATA

The following selected consolidated financial data sets forth certain financial highlights of the Company and should be read in conjunction with the consolidated financial statements and related notes:

	At or for the year ended December 31,
(In thousands, except per share amounts)	2024	2023	2022	2021	2020
Year End
Total assets	$1,474,874	$1,465,798	$1,399,921	$1,285,177	$1,227,443
Investment securities available-for-sale	269,331	258,716	191,726	190,598	128,261
Investment securities held-to-maturity	158,683	179,286	194,402	160,923	171,224
Loans receivable, net	901,743	881,232	882,435	819,524	812,718
Deposits	1,204,524	1,120,067	1,125,430	1,055,346	995,907
Borrowings and subordinated debt	118,175	205,513	145,730	106,661	121,450
Shareholders' equity	121,483	120,256	111,582	110,633	97,722

For the Year
Total interest income	$78,357	$67,663	$51,098	$45,827	$42,507
Total interest expense	37,368	28,744	9,695	7,532	10,864
Net interest income	40,989	38,919	41,403	38,295	31,643
Provision for credit losses	10,973	2,930	2,754	1,022	4,707
Net interest income after provision for credit losses	30,016	35,989	38,649	37,273	26,936
Total noninterest income	9,561	5,190	5,914	6,231	6,485
Total noninterest expense	34,417	29,395	28,874	27,495	25,080
Income before income taxes	5,160	11,784	15,689	16,009	8,341
Income tax expense	332	2,362	2,656	3,499	1,295
Net income attributable to noncontrolling interest	1,445	129	101	103	96
Net income attributable to Pathfinder Bancorp, Inc.	$3,383	$9,293	$12,932	$12,407	$6,950
Convertible preferred stock dividends	-	-	-	97	291
Warrant dividends	50	45	45	35	30
Undistributed earnings allocated to participating securities	216	1,729	2,666	2,699	1,224
Net income available to common shareholders	$3,117	$7,519	$10,221	$9,576	$5,405

Per Share
Income per share - basic	$0.54	$1.51	$2.13	$2.07	$1.17
Income per share - diluted	0.54	1.51	2.13	2.07	1.17
Book value per common share	19.83	19.59	18.40	18.43	17.56
Tangible book value per common share (a)	18.03	18.83	17.63	17.66	16.53
Cash dividends declared	0.40	0.36	0.36	0.28	0.24

Performance Ratios
Return on average assets	0.23%	0.67%	0.96%	0.98%	0.60%
Return on average equity	2.75	8.09	11.77	11.91	7.43
Average equity to average assets	8.47	8.26	8.17	8.26	8.02
Shareholders' Equity to total assets at end of year	8.24	8.15	7.93	8.58	7.94
Net interest rate spread	2.37	2.47	3.05	3.06	2.68
Net interest margin	2.98	2.95	3.24	3.21	2.88
Average interest-earning assets to average interest-bearing liabilities	122.58	121.63	124.03	124.61	120.49
Noninterest expense to average assets	2.37	2.11	2.15	2.18	2.15
Efficiency ratio (a) (b)	72.53	66.74	60.81	61.80	67.69
Dividend payout ratio	78.28	28.95	20.87	16.17	20.39
Return on average common equity	2.75	8.09	11.77	11.91	8.92

	At December 31,
	2024	2023	2022	2021	2020
Asset Quality Ratios
Nonperforming loans to year end loans	2.40%	1.92%	1.00%	1.00%	2.58%
Nonperforming assets to total assets	1.50	1.19	0.66	0.65	1.74
Allowance for credit losses to year end loans	1.88	1.78	1.71	1.57	1.55
Allowance for credit losses to nonperforming loans	78.08	92.73	169.93	155.99	59.89

Regulatory Capital Ratios (Bank Only)
Total capital (to risk-weighted assets)	14.65%	15.05%	15.14%	15.19%	13.13%
Tier 1 capital (to risk-weighted assets)	13.40	13.80	13.88	13.94	11.87
Tier 1 capital (to adjusted assets)	9.67	10.11	9.67	9.52	8.63
Tier 1 Common Equity (to risk-weighted assets)	13.40	13.80	13.88	13.94	11.87

Number of:
Banking offices	13	12	12	11	11
Fulltime equivalent employees	175	164	160	161	176

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

	At or for the year ended December 31,
(In thousands, except per share amounts)	2024	2023	2022	2021	2020
Per Share
Book value per common share
Total Pathfinder Bancorp, Inc. shareholders' equity (book value) (GAAP)	$121,483	$119,495	$110,997	$110,287	$97,456
Preferred stock	-	-	-	-	17,901
Total shares outstanding	6,126	6,100	6,032	5,983	4,531
Book value per common share	$19.83	$19.59	$18.40	$18.43	$17.56

Total common equity
Total equity (GAAP)	$121,483	$119,495	$110,997	$110,287	$79,555
Goodwill	5,056	4,536	4,536	4,536	4,536
Intangible assets	5,989	85	101	117	133
Tangible common equity	$110,438	$114,874	$106,360	$105,634	$74,886

Tangible book value per common share
Tangible common equity	$110,438	$114,874	$106,360	$105,634	$74,886
Total shares outstanding	6,126	6,100	6,032	5,983	4,531
Tangible book value per common share	$18.03	$18.83	$17.63	$17.66	$16.53

Performance Ratios
Efficiency ratio
Operating expenses (numerator)	$34,417	$29,395	$28,874	$27,495	$25,080
Net interest income	40,989	38,919	41,403	38,295	31,643
Noninterest income	9,561	5,190	5,914	6,231	6,485
Less: (Losses) gains on the sales and redemptions of investment securities	(71)	62	(169)	37	1,076
Less: Gain on asset sale	3,169	-	-	-	-
Denominator	$47,452	$44,047	$47,486	$44,489	$37,052
Efficiency ratio	72.53%	66.74%	60.81%	61.80%	67.69%

Dividend payout ratio
Dividends declared (numerator)	$2,440	$2,177	$2,143	$1,548	$1,102
Net income available to common shareholders (denominator)	3,117	7,519	10,221	9,576	5,405
Dividend payout ratio	78.28%	28.95%	20.97%	16.17%	20.39%

Return on average common equity
Net income attributable to Pathfinder Bancorp Inc. (GAAP) (numerator)	$3,383	$9,293	$12,932	$12,407	$6,950
Average equity	122,901	114,824	109,898	104,131	93,586
Average preferred stock	-	-	-	-	15,709
Denominator	$122,901	$114,824	$109,898	$104,131	$77,877
Return on average common equity	2.75%	8.09%	11.77%	11.91%	8.92%

	At or for the year ended December 31,
(In thousands, except per share amounts)	2024	2023	2022	2021	2020
Regulatory Capital Ratios (Bank Only)
Total capital (to risk-weighted assets)
Total equity (GAAP)	$140,641	$137,943	$126,148	$121,896	$106,720
Goodwill	(5,056)	(4,536)	(4,536)	(4,536)	(4,536)
Intangible assets	(5,989)	(85)	(101)	(117)	(133)
Addback: Accumulated other comprehensive income	9,144	9,605	12,172	1,268	2,236
Total Tier 1 Capital	$138,740	$142,927	$133,683	$118,511	$104,287
Allowance for loan and lease losses	13,007	12,995	12,076	10,655	11,002
Total Tier 2 Capital	$13,007	$12,995	$12,076	$10,655	$11,002
Total Tier 1 plus Tier 2 Capital (numerator)	$151,747	$155,922	$145,759	$129,166	$115,289
Risk-weighted assets (denominator)	1,035,557	1,035,747	962,861	850,157	878,380
Total core capital to risk-weighted assets	14.65%	15.05%	15.14%	15.19%	13.13%

Tier 1 capital (to risk-weighted assets)
Total Tier 1 capital (numerator)	$138,740	$142,927	$133,683	$118,511	$104,287
Risk-weighted assets (denominator)	1,035,557	1,035,747	962,861	850,157	878,380
Total capital to risk-weighted assets	13.40%	13.80%	13.88%	13.94%	11.87%

Tier 1 capital (to adjusted assets)
Total Tier 1 capital (numerator)	$138,740	$142,927	$133,683	$118,511	$104,287
Total average assets	1,445,991	1,418,313	1,387,480	1,249,752	1,212,512
Goodwill	(5,056)	(4,536)	(4,536)	(4,536)	(4,536)
Intangible assets	(5,989)	(85)	(101)	(117)	(133)
Adjusted assets (denominator)	$1,434,946	$1,413,692	$1,382,843	$1,245,099	$1,207,843
Total capital to adjusted assets	9.67%	10.11%	9.67%	9.52%	8.63%

Tier 1 Common Equity (to risk-weighted assets)
Total Tier 1 capital (numerator)	$138,740	$142,927	$133,683	$118,511	$104,287
Risk-weighted assets (denominator)	1,035,557	1,035,747	962,861	850,157	878,380
Total Tier 1 Common Equity to risk-weighted assets	13.40%	13.80%	13.88%	13.94%	11.87%
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

Allowance for Credit Losses. On January 1, 2023 the Company adopted the Current Expected Credit Loss ("CECL") model, as required under Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The Company adopted the standard, which replaced the incurred loss methodology with CECL for financial instruments measured at amortized cost and other commitments to extend credit. The allowance for credit losses on loans and unfunded commitments is a valuation allowance for management’s estimate of expected credit losses in the loan portfolio and commitments to extend credit. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment on the use of estimates related to the amount and timing of expected future cash flows on individually evaluated loans, estimated losses on pools of homogeneous loans based on historical loss experience, and environmental factors, all of which may be susceptible to significant change. The Company establishes a specific allowance for all commercial loans in excess of the total related credit threshold of $100,000 and single borrower residential mortgage loans in excess of the total related credit threshold of $300,000 identified as being individually evaluated which are on nonaccrual and have been risk rated under the Company’s risk rating system as substandard, doubtful, or loss. The Company also establishes a specific allowance, regardless of the size of the loan, for modified loans due to borrowers experiencing financial difficulties. In addition, an accruing substandard loan could be identified as being individually evaluated. The measurement of individually evaluated loans is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured based on the fair value of the collateral, less costs to sell. At December 31, 2024, the Bank’s position in individually evaluated loans consisted of 45 loans totaling $20.0 million. Of these loans, 15 loans, totaling $3.0 million, were valued using the present value of future cash flows method; and 30 loans, totaling $17.0 million, were valued based on a collateral analysis. For all other loans, the Company uses the general allocation methodology that establishes an allowance to estimate the lifetime loss for each risk-rating category. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for credit losses and a discussion of the factors driving changes in the amount of the allowance for credit losses is included in this report.

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

The Company utilizes the Discounted Cash Flow (“DCF”) method for its pooled segment calculation. The DCF method implements a probability of default and loss given default and loss exposure at default estimation. The probability of default and loss given default are applied to future cash flows that are adjusted to present value and these discounted expected losses become the Allowance for Credit Losses.

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

In estimating the ACL on loans, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate. At December 31, 2024, the Bank held $535.0 million in commercial real estate and commercial & industrial loans (collectively, commercial loans) representing 58.2% of the Bank’s entire loan portfolio. The Bank allocated $10.4 million to the ACL for these loans, including $4.3 million derived from the use of qualitative factors in the calculation. Given the concentration of ACL allocation to the total commercial loan portfolio and the significant judgments made by management in deriving the qualitative loss factors, management considers the impact that changes in judgments could have on the ACL. The ACL could increase (or decrease) by approximately $1.1 million, assuming a 25% negative (or positive) change within the group of qualitative factors used to determine the ACL for commercial loans. The sensitivity and related range of impacts for various judgments on the ACL is a hypothetical analysis and is used to determine management’s judgments or assumptions of qualitative loss factors that were utilized at December 31, 2024 in the final recorded estimation of the ACL on loans recognized on the Statement of Financial Condition.

If the assumptions underlying the determination of the ACL prove to be incorrect, the ACL may not be sufficient to cover actual credit losses and an increase to the ACL may be necessary in future periods to allow for different assumptions or adverse developments. In addition, future problems with one or more individually evaluated loans or one or more individually evaluated borrower relationships could require a significant increase to the ACL.

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

Evaluation of Goodwill. Management performs an annual evaluation of the Company’s goodwill for possible impairment. Based on the results of the 2023 evaluation, management has determined that the carrying value of goodwill is not impaired as of December 31, 2024. The evaluation approach is described in Note 10 of the consolidated financial statements contained herein.

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

RECENT EVENTS

On July 19, 2024, the Bank completed the purchase and assumption of the East Syracuse, New York branch of Berkshire Bank. In connection with the purchase, the Bank assumed approximately $186 million in deposit liabilities and acquired approximately $30 million in loans.

On October 15, 2024, the Bank announced that it sold its interest in the FitzGibbons Agency to Marshall & Sterling Enterprises, Inc. The Bank received $1.2 million from the sale in October 2024, and per the closing agreement the Company expects to receive $1.6 million in September 2025. The Company recognized a pre-tax gain of $3.2 million and a net gain of $1.5 million in the fourth quarter of 2024, which are inclusive of the deferred income expected in September 2025.

On December 23, 2024, the Company announced that its Board of Directors had declared a cash dividend of $0.10 per share on the Company’s voting common and non-voting common stock, and a cash dividend of $0.10 per notional share for the issued Warrant relating to the fiscal quarter ended December 31, 2024. The dividend was paid on February 7, 2025 to shareholders of record on January 17, 2025.

EXECUTIVE SUMMARY AND RESULTS OF OPERATIONS

The Company reported net income of $3.4 million for 2024, a decrease of $5.9 million as compared to net income of $9.3 million in 2023. Net income decreased during 2024, as compared to the previous year, primarily due to an $8.1 million increase in provision for credit losses that reflected a comprehensive loan portfolio review that the Bank elected to undertake as part of its ongoing commitment to continuously improve its credit risk management approach, as well as a $5.0 million increase in noninterest expense that reflected transaction-related costs associated with the Company’s July 2024 East Syracuse branch acquisition and October 2024 insurance agency asset sale. The 2024 decrease in net income was partially offset by a $4.3 million increase in noninterest income, a $2.1 million increase in net interest income before provision for credit losses, a $2.0 million decrease in provision for income taxes, and a $1.3 million increase in net income attributable to the noncontrolling interest. Basic and diluted earnings per share in 2024 were both $0.54 per share, as compared to $1.51 per share in 2023.

Return on average assets decreased 44 basis points to 0.23% in 2024 from 0.67% in 2023. Return on average equity decreased 534 basis points to 2.75% in 2024 as compared to 8.09% in 2023. The decreases in return on average assets and return on average equity in 2024, as compared to the previous year, were both primarily due to the aforementioned decrease in net income. Average assets increased in 2024 by $60.7 million, or 4.4%, as the Company grew its total assets by $9.1 million from December 31, 2023 to $1.47 billion at December 31, 2024.

Net interest income before provision for credit losses increased $2.1 million, or 5.3%, to $41.0 million in 2024 on average interest earning assets of $1.37 billion, as compared to net interest income before provision for loan losses of $38.9 million in 2023 on average interest earning assets of $1.32 billion. Interest and dividend income increased $10.7 million in 2024 to $78.4 million, as compared to $67.7 million in 2023. The income effects of the $53.4 million aggregate increase in the average balance of interest-earning assets were enhanced by an increase of 58 basis points in the overall average yield earned on those assets. These increases in interest income were partially offset by increases in interest expense, as interest expense increased $8.6 million due to an increase in the average rate paid on interest-bearing liabilities of 68 basis points in 2024 as compared to 2023, enhanced by an increase in the average balance of interest-bearing liabilities of $35.1 million during the same time period.

The Company recorded a provision for credit losses of $11.0 million in 2024 as compared to $2.9 million in the prior year. The $8.1 million year-over-year increase in provision for credit losses primarily resulted from a comprehensive loan portfolio review during 2024 that the Bank elected to undertake as part of its commitment to continuously improve its credit risk management approach. Additionally, the provision for credit losses in 2024 reflected an increase in nonperforming loans of $4.9 million at December 31, 2024, as compared to December 31, 2023. The Company recorded $10.2 million in total loan charge-offs in 2024 as compared to $4.2 million in 2023. The increase in charge-off activity in 2024, as compared to the previous year, was primarily related to the aforementioned comprehensive loan portfolio review during the third quarter. The charge-offs in 2024 involved loans for which the charged-off amounts had been fully reserved for in prior periods.

Total noninterest income was $9.6 million in 2024, an increase of $4.4 million, or 84.2%, from $5.2 million in 2023. This increase was primarily due to a gross, pre-tax gain of $3.2 million on the October 2024 sale of the Company’s insurance agency assets. The increase was also due in part to a $452,000 increase in net realized gains on marketable equity securities, a $259,000 increase in debit card interchange fees, a $224,000 increase in earnings and gain on bank owned life insurance, and a $187,000 increase in service charges on deposit accounts. All other components of noninterest income had an aggregate increase of $80,000.

Noninterest expenses totaled $34.4 million for 2024, which was an increase of $5.0 million, or 17.1%, from the $29.4 million reported for the previous year. This increase can be primarily attributed to expenses associated with the Company's growth activities, including the branch acquisition and operating costs related to the new East Syracuse location, and investments in technology to enhance digital banking services, which align with the Company’s long-term strategic plans.

Salaries and employee benefits, constituting the largest component of noninterest expenses, saw a year-over-year increase of $1.9 million, primarily attributed to increased headcount including staff associated with the East Syracuse branch acquired in July 2024, higher salaries and benefits costs associated with merit increases, and wage inflation. Professional and other services expense increased $1.7 million in 2024, as compared to 2023. This increase was primarily attributed to branch acquisition-related expenses, as well as an increase in technology project implementation services and other outsourced consulting services. An increase of $555,000 in occupancy and equipment expenses contributed to the annual increase in overall noninterest expenses, reflecting the Bank's investment in physical infrastructure and branch network expansion. Other increases in overall noninterest expense included a $453,000 increase in data processing primarily related to the opening of the new East Syracuse branch, and a $248,000 increase in insurance agency expense primarily associated with transaction-related expenses related to the Company's insurance agency assets sale in October 2024.

Net loan charge-offs to average loans were 1.09% for 2024, as compared to 0.43% for 2023. Nonperforming loans to total loans increased to 2.40% at December 31, 2024, compared to 1.92% at December 31, 2023. The allowance for credit losses to non-performing loans at December 31, 2024 was 78.08%, compared with 92.73% at December 31, 2023. Total nonperforming assets increased $4.7 million, or 27.1%, between December 31, 2023 and December 31, 2024, largely driven by an increase of $5.9 million in nonperforming commercial and commercial real estate loans, in addition to an increase of $1.4 million in nonperforming residential real estate loans, offset by a decrease in nonperforming consumer loans of $2.4 million.

Management monitors its loan portfolio closely and has incorporated our current estimate of the ultimate collectability of all loans into the reported allowance for credit losses at December 31, 2024. Overall, the ratio of the allowance for credit losses to year end loans increased to 1.88% at December 31, 2024 from 1.78% at December 31, 2023.

Total past due loans measured as a percent of total loans, increased from 3.79% at December 31, 2023 to 3.81% at December 31, 2024, primarily due to increases of $2.0 million in past due commercial loans and $728,000 in past due residential loans, offset by a $1.7 million decrease in past due consumer loans. The level of nonperforming loans increased in aggregate by $4.9 million led by an increase of $5.9 million in nonperforming commercial and commercial real estate loans, in addition to an increase of $1.4 million in nonperforming residential real estate loans, and a decrease in nonperforming consumer loans of $2.4 million. Commensurate with the increase in nonperforming loans to year end loans, the ratio of nonperforming assets to total assets increased to 1.50% at December 31, 2024 from 1.19% at December 31, 2023.

The Company’s shareholders’ equity increased $2.0 million, or 1.7%, to $121.5 million at December 31, 2024 from $119.5 million at December 31, 2023. This increase was primarily due to a $1.8 million increase in retained earnings, a $461,000 decrease in accumulated other comprehensive loss, a $364,000 decrease in additional paid in capital, and a $135,000 increase in ESOP shares earned. The increase in retained earnings resulted from $3.4 million in net income recorded in 2024, and $863,000 from the deconsolidation of a subsidiary related to the insurance agency assets sale. Partially offsetting these increases in retained earnings were $1.9 million for cash dividends declared on our voting common stock, $552,000 for cash dividends declared on our non-voting common stock and $50,000 for cash dividends declared on our issued warrant. Comprehensive loss decreased primarily as the result of a $363,000 gain on derivatives and hedging activities, an $82,000 adjustment to pension and post-retirement benefits, and a gain of $16,000 on available-for-sale securities.

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

Net interest income, before provision for credit losses, increased $2.1 million, or 5.3%, to $41.0 million in 2024 as compared to $38.9 million in the previous year. Our net interest margin for the year ended December 31, 2024 increased to 2.98% from 2.95% for the comparable prior year. The increase in net interest income was primarily due to an increase in interest and dividend income of $10.7 million, or 15.8%, offset by a lesser increase in interest expense of $8.6 million, or 30.0%. The $1.2 million increase in interest and dividend income was primarily driven by the $21.8 million increase in loan balances, combined with a 57 basis points increase in average yield. The increase in interest expense was the result of an increase in average balances of deposit accounts, as well as an increase in average cost of deposits resulting from the high interest rate environment and increased competition.

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

	For the year ended December 31,
	2024			2023
			Average			Average
Unaudited	Average		Yield /	Average		Yield /
(In thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$903,941	$52,705	5.83%	$899,605	$47,348	5.26%
Taxable investment securities	423,475	22,939	5.42%	379,600	18,073	4.76%
Tax-exempt investment securities	30,861	1,920	6.22%	30,318	1,947	6.42%
Fed funds sold and interest-earning deposits	16,379	793	4.84%	11,730	295	2.51%
Total interest-earning assets	1,374,656	78,357	5.70%	1,321,253	67,663	5.12%
Noninterest-earning assets:
Other assets	102,582			100,319
Allowance for credit losses	(16,670)			(17,870)
Net unrealized losses on available-for-sale securities	(9,769)			(13,600)
Total assets	$1,450,799			$1,390,102
Interest-bearing liabilities:
NOW accounts	$101,336	$1,111	1.10%	$92,223	$538	0.58%
Money management accounts	11,679	13	0.11%	14,116	15	0.11%
MMDA accounts	227,597	8,020	3.52%	239,182	6,695	2.80%
Savings and club accounts	118,965	307	0.26%	124,617	274	0.22%
Time deposits	517,352	21,042	4.07%	480,867	15,743	3.27%
Subordinated debt	30,002	1,966	6.55%	29,815	1,941	6.51%
Borrowings	114,471	4,909	4.29%	105,471	3,538	3.35%
Total interest-bearing liabilities	1,121,402	37,368	3.33%	1,086,291	28,744	2.65%
Noninterest-bearing liabilities:
Demand deposits	184,572			172,950
Other liabilities	21,924			16,037
Total liabilities	1,327,898			1,275,278
Shareholders' equity	122,901			114,824
Total liabilities & shareholders' equity	$1,450,799			$1,390,102
Net interest income		$40,989			$38,919
Net interest rate spread			2.37%			2.47%
Net interest margin			2.98%			2.95%
Ratio of average interest-earning assets to average interest-bearing liabilities			122.58%			121.63%

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

	Years Ended December 31,
	2024 vs 2023			2023 vs 2022
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Loans	$229	$5,128	$5,357	$1,601	$(305)	$1,296
Taxable investment securities	2,220	2,646	4,866	1,132	1,746	2,878
Tax-exempt investment securities	34	(61)	(27)	494	463	957
Interest-earning deposits	149	349	498	(4)	144	140
Total interest income	2,632	8,062	10,694	3,223	2,048	5,271
Interest Expense:
NOW accounts	58	515	573	26	7	33
Money management accounts	(3)	1	(2)	-	1	1
MMDA accounts	(338)	1,663	1,325	65	886	951
Savings and club accounts	(13)	46	33	23	28	51
Time deposits	1,263	4,036	5,299	441	881	1,322
Subordinated debt	12	13	25	(177)	136	(41)
Borrowings	322	1,049	1,371	(103)	(51)	(154)
Total interest expense	1,301	7,323	8,624	275	1,888	2,163
Net change in net interest income	$1,331	$739	$2,070	$2,948	$160	$3,108

Interest Income

Changes in interest income result from changes in the average balances of loans, securities, and interest-earning deposits and the related average yields on those balances.

Interest and dividend income increased $10.7 million, or 15.8%, to $78.4 million in 2024 as compared to $67.7 million in 2023 due principally to the $53.4 million, or 4.0%, increase in average interest-earning assets and a 58 basis points increase in the average yield on average interest-earning assets. The average yield earned on loans increased 57 basis points in 2024, when compared to 2023, as a result of higher interest rates associated with variable rate loans. The average balance of loans increased $4.3 million, or 0.5%, in 2024, as compared to the previous year mostly due to the increase in average commercial real estate loans and home equity and junior liens. The average yield earned on taxable investment securities increased 66 basis points to 5.42% in 2024 as compared to 4.76% in 2023, primarily as a result of the higher interest rate environment in 2024. In addition, the average balance of taxable investment securities increased $43.9 million, or 11.6%, when compared to the prior year primarily due to increased purchases of securities in 2024 intended to take advantage of certain dynamics in the interest rate environment. In combination, these factors resulted in a $4.9 million increase in interest income associated with taxable investment securities in 2024, as compared to 2023.

Interest Expense

Interest expense increased $8.6 million, or 30.0%, to $37.4 million in 2024, as compared to $28.7 million in the previous year. The year-over-year increase in interest expense was primarily driven by the higher interest rate environment in 2024 and continued competition for deposits. The average rate paid on interest-bearing deposits increased by 90 basis points to 4.16% in 2024 as compared to 3.26% in the previous year. The average cost of all interest-bearing liabilities increased from 2.65% in 2023 to 3.33% in 2024. In addition, the year-over-year increase in interest expense resulted from increases in the average balances of deposits and borrowings. The average balance of total interest-bearing liabilities increased $35.1 million, or 3.2%, in 2024, as compared to 2023, and the average balance of all deposits increased by $37.5 million, or 3.3% in 2024, as compared to the previous year, primarily due to the East Syracuse branch acquisition.

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

The Company recorded a provision for credit losses of $11.0 million in 2024 as compared to $2.9 million in the prior year. The $8.1 million year-over-year increase in provision for credit losses was primarily due to a comprehensive loan portfolio review during 2024 that the Bank elected to undertake as part of its commitment to continuously improve its credit risk management approach. The Company recorded $9.8 million in net charge-offs in 2024 as compared to $4.2 million in net charge-offs in 2023. The ratio of net charge-offs to average loans therefore increased to 1.09% in 2024 from 0.47% in 2023. Further information on earnings per share can be found in Note 1 to the consolidated financial statements of this Form 10-K.

Nonperforming loans to total loans increased to 2.40% at December 31, 2024 as compared to 1.92% at December 31, 2023. The allowance for credit losses to non-performing loans at December 31, 2024 was 78.1%, compared with 92.7% at December 31, 2023.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions and net gains or losses on sales of securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the years indicated.

	For the years ended,
(In thousands)	2024	2023	Change
Service charges on deposit accounts	$1,436	$1,249	$187	15.0%
Earnings and gain on bank owned life insurance	854	630	224	35.6%
Loan servicing fees	375	307	68	22.1%
Debit card interchange fees	875	616	259	42.0%
Insurance agency revenue	1,073	1,304	(231)	-17.7%
Other charges, commissions and fees	1,234	1,096	138	12.6%
Noninterest income before gains and losses	5,847	5,202	645	12.4%
Gains on sales and redemptions of investment securities	(71)	62	(133)	-214.5%
Gain on asset sale	3,169	-	3,169	100.0%
Gain on sales of loans and foreclosed real estate	187	181	6	3.3%
Loss on sale of premises and equipment	(13)	-	(13)	100.0%
Non-recurring gain on lease renegotiations	245	-	245	100.0%
Gains (losses) on marketable equity securities	197	(255)	452	-177.3%
Total noninterest income	$9,561	$5,190	$4,371	84.2%

Total noninterest income was $9.6 million in 2024, an increase of $4.4 million, or 84.2%, from $5.2 million in 2023. This increase was primarily due to a gross, pre-tax gain of $3.2 million on the October 2024 sale of the Company’s insurance agency assets. The increase was also due in part to a $452,000 increase in net realized gains on marketable equity securities, and a non-recurring gain of $245,000 during the first quarter of 2024 related to refunds received from cumulative lessor related pass-through operating expense charges for a single leased branch location.

Noninterest income before recorded gains and losses, increased $645,000, or 12.4%, to $5.8 million in 2024 as compared to $5.2 million in 2023. Factors contributing to this year-over-year increase included a $259,000 increase in debit card interchange fees due to an increase in transactional revenues volume, as well as a $224,000 increase in earnings and gain on bank owned life insurance ("BOLI") which was primarily attributable to the recording of a $175,000 third quarter net death benefit on BOLI. Additionally, the $138,000 increase in other charges, commissions and fees can be mostly attributed to New York State cumulative mortgage recording tax refunds recorded in the first quarter of 2024 in the amount of $141,000 and other miscellaneous fees.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the years indicated.

	For the years ended,
(In thousands)	2024	2023	Change
Salaries and employee benefits	$17,810	$15,920	$1,890	11.9%
Building and occupancy	4,118	3,563	555	15.6%
Data processing	2,471	2,018	453	22.4%
Professional and other services	3,686	2,019	1,667	82.6%
Advertising	604	671	(67)	-10.0%
FDIC assessments	916	885	31	3.5%
Audits and exams	539	735	(196)	-26.7%
Insurance agency expense	1,281	1,033	248	24.0%
Community service activities	130	200	(70)	-35.0%
Foreclosed real estate expenses	102	111	(9)	-8.1%
Other expenses	2,760	2,240	520	23.2%
Total noninterest expenses	$34,417	$29,395	$5,022	17.1%

Noninterest expenses totaled $34.4 million for 2024, which was an increase of $5.0 million, or 17.1%, from the $29.4 million reported for the previous year. This increase can be primarily attributed to expenses associated with the Company's growth activities, including branch acquisition and operating costs related to the new East Syracuse location, and investments in technology to enhance digital banking services, which align with the Company’s long-term strategic plans.

Salaries and employee benefits, constituting the largest component of noninterest expenses, saw a year-over-year increase of $1.9 million, primarily attributed to increased headcount including staff associated with the East Syracuse branch acquired in July 2024, higher salaries, and benefits costs associated with merit increases and wage inflation. Professional and other services expense increased $1.7 million in 2024, as compared to 2023. This increase was primarily attributed to branch acquisition-related expenses, as well as an increase in technology project implementation services and other outsourced consulting services. An increase of $555,000 in occupancy and equipment expenses contributed to the annual increase in overall noninterest expense, reflecting the Bank's investment in physical infrastructure and branch network expansion. Other increases in overall noninterest expense included a $453,000 increase in data processing mostly related to the opening of the new East Syracuse branch, and a $248,000 increase in insurance agency expense primarily associated with transaction-related expenses related to the Company's insurance agency assets sale in October 2024. The increase in other expenses of $520,000 was primarily due to amortization expenses of a core deposit intangible related to the East Syracuse branch acquisition, in addition to increased costs associated with opening and operating the new location in 2024.

Income Tax Expense

The Company reported income tax expense of $332,000 in 2024 and $2.4 million in 2023, a decrease of $2.1 million when compared to the previous year. This decrease was primarily the result of a decrease in income before income taxes.

The Company’s effective tax rate was 8.9% in 2024, as compared to 20.8% in 2023. The effective tax rate for 2024 decreased 11.9% from 2023 due to a larger proportional effect of favorable permanent tax differences on lower pretax income.

As a Maryland business corporation, the Company is required to file an annual report with, and pay franchise taxes to, the State of Maryland.

See Note 17 to the consolidated financial statements for the reconciliation of the statutory tax rate to the effective tax rate.

Earnings Per Share

Basic and diluted earnings per share for the year ended December 31, 2024 were both $0.54, as compared to basic and diluted earnings per share of $1.51 for the year ended December 31, 2023. The decrease in earnings per share between these two years was due to the decrease in net income available to common shareholders between these two time periods. Further information on earnings per share can be found in Note 3 to the consolidated financial statements of this Form 10-K.

CHANGES IN FINANCIAL CONDITION

The Company's total assets were $1.47 billion at December 31, 2024, an increase of $9.1 million, or 0.6% from December 31, 2023. The increase was primarily the result of a $20.5 million increase in loans receivable, net, a $12.6 million increase in finance lease right-of-use assets, and a $10.6 million increase in available-for-sale securities, partially offset by a $20.6 million decrease in held-to-maturity securities, and a $18.8 million decrease in interest-earning deposits. All other asset categories had a net decrease of $4.8 million.

Investment Securities

The average balance of the investment portfolio represented 33.1% of the Company’s average interest-earning assets in 2024 and is designed to generate a favorable rate of return in consideration of all risk factors associated with debt securities while assisting the Company in meeting its liquidity needs and interest rate risk strategies. All of the Company’s investments, with the exception of marketable equity securities, are classified as either available-for-sale or held-to-maturity. The Company does not hold any trading securities. The Company invests in securities issued by United States Government agencies and sponsored enterprises (“GSE”), mortgage-backed securities, collateralized mortgage obligations, state and municipal obligations, mutual funds, equity securities, investment grade corporate debt instruments, and common stock issued by the FHLBNY. By investing in these types of assets, the Company reduces the credit risk of its asset base through geographical and collateral-type diversification but must accept lower yields than would typically be available on loan products. Our mortgage-backed securities and collateralized mortgage obligation portfolios include privately-issued but substantially collateralized pass-through securities as well as pass-through securities guaranteed by GSEs.

At December 31, 2024, available-for-sale investment securities increased 4.1% to $269.3 million and held-to-maturity investment securities decreased 11.5% to $158.7 million as compared to December 31, 2023. There were no securities that exceeded 10% of consolidated shareholders’ equity.

Our available-for-sale investment securities are carried at fair value and our held-to-maturity investment securities are carried at amortized cost.

The following table sets forth the carrying value of the Company's investment portfolio at December 31:

	Available-for-Sale			Held-to-Maturity
(In thousands)	2024	2023	2022	2024	2023	2022
Investment Securities:
US treasury, agencies and GSEs	$70,425	$80,083	$29,364	$3,648	$3,760	$3,852
State and political subdivisions	33,322	32,924	45,385	17,153	16,576	15,211
Corporate	10,881	10,919	11,829	43,628	45,427	45,086
Asset backed securities	18,487	19,892	15,400	13,050	16,860	19,158
Residential mortgage-backed - US agency	39,171	24,418	16,400	9,575	6,974	7,489
Collateralized mortgage obligations - US agency	13,530	12,179	11,708	11,940	13,221	15,109
Collateralized mortgage obligations - Private label	83,309	78,095	61,434	59,946	76,819	88,497
Common stock - financial services industry	206	206	206	-	-	-
Total investment securities	$269,331	$258,716	$191,726	$158,940	$179,637	$194,402

The following table sets forth the scheduled maturities, amortized cost, fair values and average yields for the Company's investment securities at December 31, 2024. Average yield is calculated on the amortized cost to maturity. Adjustable rate mortgage-backed securities are included in the period in which interest rates are next scheduled to be reset.

AVAILABLE FOR SALE

			More Than One		More Than Five
	One Year or Less		to Five Years		to Ten Years
		Annualized		Annualized		Annualized
	Amortized	Weighted	Amortized	Weighted	Amortized	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Avg Yield	Cost	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$-	0.00%	$31,483	1.83%	$4,863	7.56%
State and political subdivisions	988	2.59%	416	3.34%	4,678	2.15%
Corporate	4,068	5.14%	5,963	4.78%	-	0.00%
Asset backed securities	-	0.00%	-	0.00%	5,003	6.99%
Total	$5,056	4.64%	$37,862	2.31%	$14,544	5.62%
Mortgage-backed securities:
Residential mortgage-backed - US agency	$-	0.00%	$2,366	0.99%	$2,043	5.01%
Collateralized mortgage obligations - US agency	-	0.00%	1,483	2.25%	4,899	5.66%
Collateralized mortgage obligations - Private label	6,413	7.98%	9,876	6.67%	8,307	5.98%
Total	$6,413	7.98%	$13,725	5.21%	$15,249	5.75%
Other non-maturity investments:
Equity securities	$206	0.53%	$-	0.00%	$-	0.00%
Total	$206	0.53%	$-	0.00%	$-	0.00%
Total investment securities	$11,675	6.40%	$51,587	3.08%	$29,793	5.69%

	More Than Ten Years		Total Investment Securities
		Annualized			Annualized
	Amortized	Weighted	Amortized	Fair	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Value	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$37,542	5.53%	$73,888	$70,425	4.09%
State and political subdivisions	29,046	2.49%	35,128	33,322	2.46%
Corporate	925	5.22%	10,956	10,881	4.95%
Asset backed securities	13,931	6.23%	18,934	18,487	6.43%
Total	$81,444	4.56%	$138,906	$133,115	4.08%
Mortgage-backed securities:
Residential mortgage-backed - US agency	$36,227	4.87%	$40,636	$39,171	4.65%
Collateralized mortgage obligations - US agency	7,994	3.40%	14,376	13,530	4.05%
Collateralized mortgage obligations - Private label	60,830	5.23%	85,426	83,309	5.68%
Total	$105,051	4.97%	$140,438	$136,010	5.22%
Other non-maturity investments:
Equity securities	$-	0.00%	$206	$206	0.53%
Total	$-	0.00%	$206	$206	0.53%
Total investment securities	$186,495	4.79%	$279,550	$269,331	4.65%

HELD-TO-MATURITY

			More Than One		More Than Five
	One Year or Less		to Five Years		to Ten Years
		Annualized		Annualized		Annualized
	Amortized	Weighted	Amortized	Weighted	Amortized	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Avg Yield	Cost	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$-	0.00%	$1,498	3.18%	$-	0.00%
State and political subdivisions	2,427	3.65%	4,916	2.93%	8,120	2.22%
Corporate	4,001	3.94%	27,559	5.23%	12,068	4.58%
Asset backed securities	-	0.00%	3,390	4.63%	-	0.00%
Total	$6,428	3.83%	$37,363	4.79%	$20,188	3.63%
Mortgage-backed securities:
Residential mortgage-backed - US agency	$1,200	3.42%	$27	2.98%	$4,146	2.17%
Collateralized mortgage obligations - US agency	1,142	3.63%	4,699	2.77%	-	0.00%
Collateralized mortgage obligations - Private label	9,770	7.25%	9,058	6.00%	10,213	6.16%
Total	$12,112	6.53%	$13,784	4.89%	$14,359	5.01%
Total investment securities	$18,540	5.59%	$51,147	4.82%	$34,547	4.20%

	More Than Ten Years		Total Investment Securities
		Annualized			Annualized
	Amortized	Weighted	Amortized	Fair	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Value	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$2,150	2.57%	$3,648	$3,648	2.82%
State and political subdivisions	1,690	2.56%	17,153	17,153	2.66%
Corporate	-	0.00%	43,628	43,628	4.93%
Asset backed securities	9,660	4.35%	13,050	13,050	4.42%
Total	$13,500	3.84%	$77,479	$77,479	4.24%
Mortgage-backed securities:
Residential mortgage-backed - US agency	$4,202	5.25%	$9,575	$9,575	3.68%
Collateralized mortgage obligations - US agency	6,099	2.87%	11,940	11,940	2.90%
Collateralized mortgage obligations - Private label	30,905	4.17%	59,946	59,946	5.29%
Total	$41,206	4.09%	$81,461	$81,461	4.75%
Total investment securities	$54,706	4.03%	$158,940	$158,940	4.50%

The yield information disclosed above does not give effect to changes in fair value that are reflected in accumulated other comprehensive loss in consolidated shareholders’ equity.

Loans Receivable

Average loans receivable represented 65.8% of the Company’s average interest earning assets in 2024 and accounted for the greatest portion of total interest income.

The following table sets forth the composition of our loan portfolio, including net deferred costs, in dollar amount and as a percentage of loans.

	December 31,
(Dollars in thousands)	2024		2023		2022		2021		2020
Residential real estate	$255,302	27.8%	$258,198	28.8%	$262,008	29.2%	$246,344	29.6%	$233,094	28.2%
Residential real estate held-for-sale	-	0.0%	-	0.0%	19	0.0%	513	0.1%	1,526	0.2%
Commercial real estate	377,577	41.1%	358,521	40.0%	344,721	38.4%	287,279	34.5%	286,066	34.7%
Commercial and tax exempt	162,059	17.6%	165,460	18.4%	163,806	18.3%	156,167	18.8%	194,963	23.6%
Home equity and junior liens	51,338	5.6%	35,231	3.9%	34,349	3.8%	32,048	3.8%	38,941	4.7%
Consumer loans	72,710	7.9%	79,797	8.9%	92,851	10.3%	110,108	13.2%	70,905	8.6%
Total loans receivable	$918,986	100.0%	$897,207	100.0%	$897,754	100.0%	$832,459	100.0%	$825,495	100.0%

The following table shows the amount of loans outstanding, including net deferred costs, as of December 31, 2024 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Demand loans having no stated schedule of repayments, no stated maturity, and overdrafts are reported as one year or less. Adjustable and floating rate loans are included in the period on which interest rates are next scheduled to adjust, rather than the period in which they contractually mature. Fixed rate loans are included in the period in which the final contractual repayment is due.

(In thousands)	Due Under One Year	Due 1-5 Years	Due > 5 Years to Fifteen Years	Due Over Fifteen Years	Total
Real estate:
Commercial real estate	$11,128	$15,640	$100,010	$250,799	$377,577
Residential real estate	3,971	887	50,713	199,731	255,302
Total real estate loans	15,099	16,527	150,723	450,530	632,879
Commercial and tax exempt	79,590	36,850	42,009	3,610	162,059
Home Equity and junior liens	30,504	3,165	14,722	2,947	51,338
Consumer	2,203	9,260	11,627	49,620	72,710
Total loans	$127,396	$65,802	$219,081	$506,707	$918,986

The following table sets forth fixed- and adjustable-rate loans at December 31, 2024 that are contractually due after December 31, 2025:

(In thousands)	Due After One Year
Interest rates:
Fixed	$403,580
Variable	388,010
Total loans	$791,590

Total loans receivable, including net deferred costs, increased $21.8 million to $919.0 million at December 31, 2024 when compared to $897.2 million at December 31, 2023, due to increases in commercial real estate and home equity and junior liens of $19.1 million and $16.1 million, respectively. These increases in outstanding loan balances were partially offset by decreases in consumer loans, commercial and tax exempt loans, and residential real estate of $7.1 million, $3.4 million, and $2.9 million, respectively.

The outstanding balance of commercial real estate loans increased as the Bank continued to benefit from the expanding relationship-derived business activity within the markets that the Bank serves. The increase in home equity and junior liens was primarily the result of such loans acquired from the purchase of the East Syracuse branch in July 2024. The decrease in residential real estate was primarily the result of decreases in the percentage of originated loans allocated to the Bank's portfolio as rates remained elevated throughout 2024.

Nonperforming Loans and Assets

The following table represents information concerning the aggregate amount of nonperforming assets:

	December 31
(Dollars In thousands)	2024	2023	2022	2021	2020
Nonaccrual loans:
Commercial and commercial real estate loans	$18,212	$12,317	$5,720	$6,297	$17,978
Consumer	710	3,140	2,183	1,104	747
Residential mortgage loans	3,162	1,770	1,112	891	2,608
Total nonaccrual loans	22,084	17,227	9,015	8,292	21,333
Total nonperforming loans	22,084	17,227	9,015	8,292	21,333
Foreclosed real estate	-	151	221	-	-
Total nonperforming assets	$22,084	$17,378	$9,236	$8,292	$21,333

Nonperforming loans to total loans	2.40%	1.92%	1.00%	1.00%	2.58%
Nonperforming assets to total assets	1.50%	1.19%	0.66%	0.65%	1.74%
Nonperforming assets include nonaccrual loans and foreclosed real estate (“FRE”).

Management monitors its loan portfolios closely and has incorporated our current estimate of the ultimate collectability of all loans into the reported allowance for credit losses at December 31, 2024. The ratio of the allowance for credit losses to year end loans was 1.88% and 1.78% at December 31, 2024 and December 31, 2023, respectively.

Total nonperforming assets increased $4.7 million, or 27.1%, between December 31, 2023 and December 31, 2024, driven by an increase of $5.9 million in nonperforming commercial and commercial real estate loans, and an increase of $1.4 million in nonperforming residential real estate loans. These increases were partially offset by decreases in nonperforming consumer loans and foreclosed real estate of $2.4 million and $151,000, respectively. The increase in nonperforming commercial and commercial real estate loans in 2024 was primarily due to two loan relationships in the amount of $5.4 million that were placed on non-accrual status. The increase in nonperforming residential real estate loans in 2024 was primarily due to one loan relationship in the amount of $1.5 million that was placed on non-accrual status.

Management believes that the value of the collateral properties underlying the loans is sufficient to preclude any significant losses related to these loans. Management continues to monitor and react to national and local economic trends as well as general portfolio conditions which may impact the quality of the portfolio, and considers these environmental factors in support of the allowance for credit loss reserve. Management believes that the current level of the allowance for credit losses, at $17.2 million at December 31, 2024, adequately addresses the current level of risk within the loan portfolio, particularly considering the types and levels of collateralization supporting the substantial majority of the portfolio. The Company maintains strict loan underwriting standards and carefully monitors the performance of the loan portfolio. See Note 1: Summary of Significant Accounting Policies contained in the financial statements herein.

FRE balances decreased to zero at December 31, 2024, compared to $151,000 at the prior year end.

The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more. There are no loans that are past due 90 days or more and still accruing interest as set forth in the table above. The Company considers a loan as individually evaluated when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan. Had the loans in nonaccrual status performed in accordance with their original terms, additional interest income of $2.4 million and $989,000 would have been recorded for the years ended December 31, 2024 and December 31, 2023, respectively.

The measurement of individually evaluated loans is based upon the fair value of the collateral or the present value of future cash flows discounted at the historical effective interest rate for individually evaluated loans when the receipt of contractual principal and interest is probable. At December 31, 2024 and December 31, 2023, the Company had $20.0 million and $22.6 million in loans, which were deemed to be individually evaluated, having specific reserves of $2.5 million and $3.7 million, respectively. The $1.2 million year-over-year decrease in individually evaluated loans was principally due to increases of $76,000, and $33,000 in individually evaluated consumer and home equity lines, respectively, offset by decreases of $690,000, $400,000, $116,000 and $96,000 in commercial lines of credit, commercial and industrial loans, commercial mortgage, and residential mortgages, respectively.

The threshold for individually evaluated commercial real estate or commercial loans remains at $100,000 and for residential mortgage loans remains at $300,000 at December 31, 2024. The thresholds described above do not apply to loans that have been classified as modified due to borrowers experiencing financial difficulties, which are individually evaluated at the time that the restructuring is affected.

Appraisals are obtained at the time a real estate secured loan is originated. For commercial real estate held as collateral, the property is inspected every two years.

Management has identified certain loans with potential credit profiles that may result in the borrowers not being able to comply with the current loan repayment terms and which may result in possible future identified loan reporting. Potential problem loans increased $13.3 million to $56.4 million at December 31, 2024, compared to $43.1 million at December 31, 2023. These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered individually evaluated. The increase in potential problem loans was primarily due to a $8.2 million increase in potential problem commercial real estate loans, a $5.4 million increase in potential problem commercial lines of credit, and a $2.3 million increase in potential problem commercial and industrial loans. These increases were partially offset by a decrease of $1.9 million in potential problem residential mortgage loans.

Total potential problem loans, including individually evaluated loans, were $58.0 million at December 31, 2024, and were comprised of special mention, substandard and doubtful loans of $32.8 million, $23.1 million and $2.1 million, respectively. Total potential problem loans, including individually evaluated loans, were $43.1 million at December 31, 2023, and were comprised of special mention, substandard and doubtful loans of $20.7 million, $20.3 million and $2.1 million, respectively.

The Company measures delinquency based on the amount of past due loans as a percentage of total loans. The ratio of delinquent loans to total loans increased to 3.81% at December 31, 2024 as compared to 3.79% at December 31, 2023. This increase was due to an increase of $2.0 million in past due commercial loans, a $728,000 increase in past due residential loans, partially offset by a $1.7 million decrease in past due consumer loans. At December 31, 2024, there were $35.1 million in loans past due including $8.8 million, $4.2 million and $22.1 million in loans 30-59 days, 60-89 days, and 90 days and over past due, respectively. At December 31, 2023, there were $34.0 million in loans past due including $13.6 million, $3.2 million and $17.2 million in loans 30-59 days, 60-89 days, and 90 days and over past due, respectively.

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

The projected credit losses related to purchased loan pools are evaluated prior to purchase and the performance of those loans against expectations are analyzed at least monthly. Over the life of the purchased loan pools, the allowance for credit losses is adjusted, through the provision for credit losses, for expected loss experience, over the projected life of the loans. The expected credit loss experience is determined at the time of purchase and is modified, to the extent necessary, during the life of the purchased loan pools. The Bank does not initially increase the allowance for credit losses on the purchase date of the loan pools. See Note 5 for further detail of purchased loan pools.

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

Allowance for Credit Losses

The allowance for credit losses (ACL) is established through provision for credit losses and reduced by loan charge-offs net of recoveries. The allowance for credit losses represents the amount available for lifetime credit losses in the Company’s loan portfolio as estimated by management.

The Company establishes a specific allocation for all commercial loans identified as being specifically-identified with a balance in excess of $100,000 that are also on nonaccrual or have been risk rated under the Company’s risk rating system as substandard, doubtful, or loss. The measurement of individually evaluated loans is based upon either the present value of future cash flows discounted at the historical effective interest rate or the fair value of the collateral, less costs to sell for collateral dependent loans. At December 31, 2024, the Bank’s position in individually evaluated loans consisted of 45 loans totaling $20.0 million. Of these loans, 15 loans, totaling $3.0 million, were valued using the present value of future cash flows method; and 30 loans, totaling $17.0 million, were valued based on a collateral analysis. For all other loans, the Company uses the general allocation methodology that establishes an allowance to estimate the probable lifetime loss for each risk-rating category. The Company uses the fair value of collateral, less costs to sell to measure impairment on commercial and commercial real estate loans. Residential real estate loans in excess of $300,000 will also be included in this individual loan review. Residential real estate loans less than this amount will be included in individually evaluated loans if it is part of the total related credit to a previously identified commercial loan. The Company also establishes a specific allowance, regardless of the size of the loan, for all loans modified due to borrowers experiencing financial difficulties.

The allowance for credit losses and the allowance for loan losses at December 31, 2024 and 2023 was $17.2 million and $16.0 million, respectively, or 1.87% and 1.78% of total year end loans on those dates, respectively. The Company recorded $9.8 million in net charge-offs in 2024, as compared to $4.2 million in net charge-offs in 2023. The ratio of net charge-offs to average loans increased to 1.09% in 2024 from 0.47% in 2023. The increase in charge-off activity in 2024, as compared to the previous year, was primarily related to a comprehensive loan portfolio review that the Bank elected to undertake as part of its ongoing commitment to continuously improve its credit risk management approach.

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

	2024		2023		2022		2021		2020
	Allocation	Percent of	Allocation	Percent of	Allocation	Percent of	Allocation	Percent of	Allocation	Percent of
	of the	Loans to	of the	Loans to	of the	Loans to	of the	Loans to	of the	Loans to
(Dollars in thousands)	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans
Residential real estate	$2,059	27.8%	$2,466	28.8%	$714	29.2%	$872	29.6%	$931	28.2%
Commercial real estate	6,746	41.1%	5,751	40.0%	5,881	38.4%	5,308	34.5%	4,776	34.7%
Commercial and tax exempt	3,632	17.6%	4,956	18.4%	6,937	18.3%	3,701	18.8%	4,663	23.6%
Home equity and junior liens	715	5.6%	657	3.9%	741	3.8%	774	3.8%	739	4.7%
Consumer loans	4,091	7.9%	2,145	8.9%	1,046	10.3%	1,297	13.2%	1,123	8.6%
Unallocated (1)	-	-	-	-	-	-	983	0.1%	545	0.2%
Total	$17,243	100.0%	$15,975	100.0%	$15,319	100.0%	$12,935	100.0%	$12,777	100.0%

(1)
Includes loans held-for-sale at December 31 for each of the indicated years.

The following table sets forth the allowance for credit losses for the years indicated:

(Dollars In thousands)	2024	2023	2022	2021	2020
Balance at beginning of year	$15,975	$15,319	$12,935	$12,777	$8,669
Adoption of New Accounting Standards	-	$1,886
Provisions charged to operating expenses	11,106	2,991	2,754	1,022	4,707
Recoveries of loans previously charged-off:
Commercial real estate and loans	90	236	296	70	4
Consumer and home equity	221	118	95	88	95
Residential real estate	34	1	-	-	2
Total recoveries	345	355	391	158	101
Loans charged off:
Commercial real estate and loans	(6,473)	(4,109)	(585)	(764)	(222)
Consumer and home equity	(3,663)	(346)	(147)	(240)	(353)
Residential real estate	(47)	(121)	(29)	(20)	(125)
Total charged-off	(10,183)	(4,576)	(761)	(1,024)	(700)
Net charge-offs	(9,838)	(4,221)	(370)	(866)	(599)
Balance at end of year	$17,243	$15,975	$15,319	$12,935	$12,777
Net charge-offs to average loans outstanding	1.09%	0.48%	0.04%	0.10%	0.08%
Allowance for credit losses to year-end loans	1.88%	1.78%	1.71%	1.57%	1.55%

The following table sets forth the loan net charge-off ratios for the years indicated:

	2024	2023
Allowance for credit losses to year-end loans	1.88%	1.78%
Allowance for credit losses to nonperforming loans	78.08%	92.73%
Nonaccrual loans to total loans	2.40%	1.92%
Net charge-offs to average loans outstanding
Commercial real estate and loans	0.71%	0.44%
Consumer and home equity	0.38%	0.03%
Residential real estate	0.00%	0.01%
Total charged-off	1.09%	0.48%

Charge-offs for commercial real estate and loans increased $2.4 million, or .27%, and consumer and home equity increased $3.3 million, or .35% at December 31, 2024, when compared to the prior year. The increases primarily related to a comprehensive loan portfolio review that the Bank elected to undertake as part of its ongoing commitment to continuously improve its credit risk management approach.

Bank Owned Life Insurance

The Company held $24.7 million and $24.6 million in bank owned life insurance ("BOLI") at December 31, 2024 and 2023, respectively. Bank owned life insurance increased $85,000, or 0.3%, to $24.7 million at December 31, 2024, as compared to December 31, 2023. The increase of $85,000 included earnings and gains on BOLI and in addition, the Company recorded a net death benefit of $175,000.

Deposits

The Company’s deposit base is drawn from eleven full-service branches and one motor bank in its market area. The deposit base consists of demand deposits, money management and money market deposit accounts, savings, and time deposits. Average deposits increased by $37.5 million, or 3.3%, to $1.16 billion in 2024, as compared to 2023.

Total deposits grew by $84.5 million, or 7.5%, during 2024 to $1.20 billion on December 31, 2024. During 2024, the Company assumed $186.0 million in deposits as a result of the East Syracuse branch acquisition completed July 19, 2024. As part of the purchase, the Company paid a deposit premium on acquired time deposits of $543,000, which is included in the balance of time deposits on the balance sheet and accreted on a straight-line basis over 10 years.

Core deposits represented 76.9% of total deposits on December 31, 2024, compared to 69.8% on December 31, 2023. Core deposits, which exclude brokered deposits and certificates of deposit of $250,000 or more, are considered to be more stable and generally provide the Company with a lower cost of funds than brokered and time deposits. The Company will continue to emphasize retail and business core deposits in the future by providing depositors with a full range of deposit product offerings and will maintain its recent focus on deposit gathering within the Syracuse market.

Brokered deposits totaled $136.3 million and represented 11.3% of all deposits at December 31, 2024 and totaled $242.7 million and represented 21.7% at December 31, 2023.

At December 31, 2024, consumer deposits increased by $178.9 million, while business and municipal deposits decreased by $6.1 million and $302,000, respectively, when compared to December 31, 2023. The significant increase in consumer deposits was primarily related to the acquisition of the East Syracuse branch in July 2024. Noninterest-bearing deposits, which are primarily demand deposits, were $213.7 million at year end, compared with $170.2 million on December 31, 2023.

The following table sets forth our deposit balances by category, and as a percentage of total deposits for the years indicated:

	December 31,
(Dollars in thousands)	2024		2023		2022
Savings accounts	$128,753	10.8%	$113,543	10.0%	$134,880	12.0%
Time accounts	360,716	29.9%	377,570	33.7%	314,109	27.9%
Time accounts in excess of $250,000	142,473	11.8%	95,272	8.5%	71,696	6.4%
Money management accounts	11,583	1.0%	12,364	1.1%	16,107	1.4%
MMDA accounts	239,016	19.8%	224,707	20.1%	270,326	24.0%
Demand deposit interest-bearing	101,080	8.4%	119,321	10.7%	127,395	11.3%
Demand deposit noninterest-bearing	213,719	17.7%	170,169	15.2%	183,711	16.3%
Mortgage escrow funds	7,184	0.6%	7,121	0.7%	7,206	0.7%
Total Deposits	$1,204,524	100.0%	$1,120,067	100.0%	$1,125,430	100.0%

The Bank Call Report estimated uninsured deposit balances are reported gross as $417.8 million and $403.2 million, at December 31, 2024 and December 31, 2023, respectively. These estimates are based on the determination of known deposit account balances of each depositor and the insurance guidelines provided by the FDIC. At December 31, 2024, time deposit accounts in excess of $250,000 totaled $142.5 million, or 28.3% of time deposits and 11.8% of total deposits. At December 31, 2023, these deposits totaled $95.3 million, or 20.1% of time deposits and 8.5% of total deposits.

The following table indicates the amount of the Company’s time deposit accounts in excess of $250,000 by time remaining until maturity as of December 31, 2024:

(In thousands)
Remaining Maturity:
Three months or less	$41,958
Three through six months	37,927
Six through twelve months	54,217
Over twelve months	8,371
Total	$142,473

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

We participate in reciprocal deposit programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal deposits totaled $63.5 million at December 31, 2024, compared to $74.0 million at December 31, 2023, and represented 5.9% and 8.4% of total deposits as of the end of each year, respectively.

As an additional source of funding, we offer a variety of public (municipal) deposit products to the towns, villages, counties and school districts within our market. There is a high degree of seasonality in this component of funding, because the level of deposits varies with the seasonal cash flows for these public customers. We maintain the necessary levels of short-term liquid assets to accommodate the seasonality associated with public deposits. Total public deposits were $148.8 million and $149.0 million at December 31, 2024 and December 31, 2023, respectively, and represented 13.9% and 17.0% of total deposits as of the end of each year, respectively.

Deposit Activity

During 2024, like many financial institutions, the Bank experienced significant increases in its cost of deposits resulting from the high interest rate environment and increased competition.

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

The following table sets forth our brokered deposit balances and rates at December 31, 2024:

(Dollars in thousands)	Balance	Average Rate
Maturity Year:
2025	$89,224	3.60%
2026	41,296	2.80%
2027	5,751	2.93%
2028	-	0.00%
2029	-	0.00%
	$136,271	3.33%

Included in the brokered deposit balances, detailed above, are $33.1 million in deposits that can be called at the Bank's discretion, should that become economically advantageous in the future.

In addition to the term brokered deposits detailed above, the Bank had $2.0 million in overnight brokered funds, derived from a pool of individual depositors, at December 31, 2024. The interest rate paid for these funds is indexed to the overnight Fed funds effective rate plus -0- basis points. These aggregate deposits are comprised of multiple individual deposits with balances small enough to be fully insured by the FDIC and the individual depositors with the aggregate pool can be readily substituted when withdrawals are made. These deposits are therefore considered to be highly stable in the aggregate. The Bank can exit this funding arrangement, in whole or in part, with 60 days prior notice to the issuing counterparty.

Excluding brokered deposits, all other deposits, collectively referred to as nonbrokered deposits, totaled $1.07 billion, or 88.7% of total deposits with an average rate of 2.3% at December 31, 2024. Nonbrokered deposits, totaled $877.4 million, or 78.3% of total deposits with an average rate of 2.4% at December 31, 2023. Our core deposits, which herein are defined as nonbrokered deposits excluding time accounts in excess of $250,000, were $925.8 million, or 86.7% of nonbrokered deposits, and $782.1 million, or 89.1% of nonbrokered deposits, at December 31, 2024 and December 31, 2023, respectively.

The following table sets forth our certificate of deposit balances and rates at December 31, 2024:

(Dollars in thousands)	Balance	Average Rate
Maturity Year:
2025	$341,036	3.75%
2026	23,023	4.03%
2027	1,556	1.63%
2028	2,299	2.78%
2029	722	1.34%
After 2030	282	1.36%
	$368,918	3.74%

Deposit Concentrations

The Bank utilizes a variety of funding sources to support the interest-earning asset base in addition to achieving targeted growth objectives. Overall funding is comprised of three primary sources that possess a variety of maturity, stability, and price characteristics: deposits from individuals, non-governmental businesses, and governmental deposits that are collateralized for amounts not covered by FDIC insurance, and other external borrowings. The average daily amount of deposits and the average rate paid on each of the following deposit categories are summarized below for the years ended December 31:

	2024		2023
(In thousands, except rates)	Average Balance	Average Yield/Cost	Average Balance	Average Yield/Cost
Non-interest checking deposits	$184,572	0.00%	$172,950	0.00%
Interest checking deposits	101,336	1.10%	92,223	0.58%
Savings deposits	118,965	0.26%	124,617	0.22%
Money market deposits	239,276	3.36%	253,298	2.65%
Time deposits	517,352	4.07%	480,867	3.27%
Total deposits	$1,161,501	2.63%	$1,123,955	2.07%

Non-governmental deposits	994,159	2.54%	950,393	2.05%
Governmental deposits	167,342	3.16%	173,562	2.19%
Total deposits	$1,161,501	2.63%	$1,123,955	2.07%

Borrowings

Borrowings are comprised primarily of advances and overnight borrowings at the FHLBNY.

The following table represents information regarding short-term borrowings for the years ended December 31:

(Dollars in thousands)	2024	2023	2022
Maximum outstanding at any month end	$127,577	$125,680	$60,333
Average amount outstanding during the year	76,668	49,601	12,492
Balance at the end of the period	61,000	125,680	60,333
Average interest rate during the year	5.45%	5.42%	2.48%
Average interest rate at the end of the period	6.14%	4.50%	3.86%

The following table represents information regarding long-term borrowings for the years ended December 31:

(Dollars in thousands)	2024	2023	2022
Maximum outstanding at any month end	$49,919	$58,369	$67,371
Average amount outstanding during the year	43,162	55,091	58,593
Balance at the end of the period	27,068	49,919	55,664
Average interest rate during the year	1.70%	1.54%	0.96%
Average interest rate at the end of the period	1.26%	1.84%	1.39%

Trust Preferred Securities and Subordinated Debt

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

The Company's equity interest in the trust subsidiary is included in other assets on the Consolidated Statements of Financial Condition at December 31, 2024 and 2023. For regulatory reporting purposes, the Federal Reserve Board has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them.

On October 14, 2020, the Company executed a private placement of $25.0 million of its 5.50% Fixed to Floating Rate non-amortizing Subordinated Debt (the “2020 Subordinated Debt”) to certain qualified institutional buyers and accredited institutional investors. The 2020 Subordinated Debt has a maturity date of October 15, 2030 and initially bear interest, payable semi-annually, at a fixed annual rate of 5.50% per annum until October 15, 2025. Commencing on that date, the interest rate applicable to the outstanding principal amount due will be reset quarterly to an interest rate per annum equal to the then current three month SOFR plus 532 basis points, payable quarterly until maturity. The Company may redeem the 2020 Subordinated Debt at par, in whole or in part, at its option, any time after October 15, 2025 (the first redemption date). The 2020 Subordinated Debt is senior in the Company’s credit repayment hierarchy only to the Company’s common equity and, and any future senior indebtedness and is intended to qualify as Tier 2 capital for regulatory capital purposes for the Company. The Company paid $783,000 in origination and legal fees as part of this transaction. These fees will be amortized over the life of the 2020 Subordinated Debt through its first redemption date using the effective interest method, giving rise to an effective cost of funds of 6.22% from the issuance date calculated under this method. Accordingly, interest expense related to this transaction of $1.6 million was recorded in both the years ended December 31, 2024 and 2023.

Shareholders' Equity

The Company’s shareholders’ equity increased $2.0 million, or 1.7%, to $121.5 million at December 31, 2024 from $119.5 million at December 31, 2023. This increase was due to a $1.8 million increase in retained earnings, a $461,000 decrease in accumulated other comprehensive loss, a decrease of $364,000 in additional paid in capital, and an increase of $135,000 of ESOP shares earned. The increase in retained earnings resulted from $3.4 million in net income recorded in 2024, and $863,000 from the deconsolidation of a subsidiary related to the insurance agency assets sale. Partially offsetting these increases in retained earnings were $1.9 million for cash dividends declared on our voting common stock, $552,000 for cash dividends declared on our non-voting common stock and $50,000 for cash dividends declared on our issued warrant. Comprehensive loss decreased primarily as the result of a $363,000 gain on derivatives and hedging activities, an $82,000 adjustment to pension and post-retirement benefits, and a gain of $16,000 on available-for-sale securities.

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

As of December 31, 2024, the Bank’s most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well-capitalized”, under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized”, the Bank must maintain specified total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The regulations also impose a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The buffer is separate from the capital ratios required under the Prompt Corrective Action (“PCA”) standards and imposes restrictions on dividend distributions and discretionary bonuses for senior officers if the buffer is not met (See Note 20 contained within the accompanying consolidated financial statements). In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity. At December 31, 2024, the Bank exceeded all current regulatory required minimum capital ratios, including the capital buffer requirements.

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

For the year ended December 31, 2024, cash and cash equivalents decreased by $17.2 million. The Company reported net cash outflows from financing activities of $6.0 million generated principally by an increase in customer deposits of $190.9 million, offset by a $64.7 million decrease in short-term borrowings, a decrease in brokered deposits of $106.4 million, a decrease in net proceeds from long-term borrowings of $22.9 million, and an aggregate decrease in net cash of all other financing sources, including dividends paid to common shareholders, and the holder of the Warrant of $2.4 million. Additionally, $11.2 million was provided through operating activities generated principally by net income and proceeds from loan sales. These cash flows were primarily invested in: $117.6 million in purchases of investment securities in 2024, and $31.2 million net increases in loans outstanding.

Certificates of deposit due within one year of December 31, 2024 totaled $428.3 million, representing 85.1% of certificates of deposit at December 31, 2024, an increase from 68.7% at December 31, 2023. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2025.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and making payments on its subordinated debt. The Company may repurchase shares of its common stock. The Company’s primary sources of funds are the proceeds it retained from the Private Placement, the issuance of the 2020 Subordinated Debt, interest and dividends on securities and, potentially, dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without prior regulatory approval, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. The Company believes that this restriction will not have an impact on the Company's ability to meet its ongoing cash obligations. At December 31, 2024 and 2023, the Company had cash and cash equivalents of $31.6 million and $48.7 million, respectively.

The Bank has a number of existing credit facilities available to it. At December 31, 2024, total credit available under the existing lines of credit was approximately $245.3 million at FHLBNY, the FRB, and two other correspondent banks. At December 31, 2024, the Company had $88.1 million of the available lines of credit utilized, including encumbrances supporting the outstanding letters of credit, described above, on its existing lines of credit with the remainder of $157.2 million available.

The Company's sources of immediately available liquidity of $327.1 million represent 219.5% and $149.0 million of the Company's net estimated uninsured deposits. Net estimated uninsured deposits exclude collateralized and certain other deposit accounts. When compared to 2023, the $78.6 million increase in sources of immediately available liquidity was primarily attributed to the decrease in FHLB borrowed fund balances. The table below details available sources of liquidity at December 31, 2024.

	December 31
(Dollars In thousands)	2024	2023
Unrestricted cash and cash equivalents	$31,572	$48,732
FHLB borrowing capacity	113,845	28,760
FRB borrowing capacity	28,343	17,326
Net unpledged investment securities	153,321	153,691
Total sources of liquidity	$327,081	$248,509

Net estimated uninsured deposits, excluding collateralized deposits	149,033	149,278
Total sources of liquidity/net estimated uninsured deposits	219.47%	166.47%

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of December 31, 2024, management reported to the Board of Directors that the Bank was in compliance with its liquidity policy guidelines.

OFF-BALANCE SHEET ARRANGEMENTS

The Bank is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. At December 31, 2024, the Bank had $233.0 million in outstanding commitments to extend credit and standby letters of credit. See Note 18 within the Notes to consolidated financial statements contained herein.

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

As a result of the Evaluation as of December 31, 2024, management has determined that there were no material weaknesses in the Company’s internal controls over financial reporting.

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

/s/ James A. Dowd	/s/ Justin K. Bigham
James A. Dowd	Justin K. Bigham
President and Chief Executive Officer	Senior Vice President, Chief Financial Officer

Oswego, New York

March 31, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Pathfinder Bancorp, Inc.

Oswego, New York:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of condition of Pathfinder Bancorp, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Allowance for Credit Losses on Loans

As described in Notes 1, 5 and 6 to the consolidated financial statements, the Company accounts for an allowance for credit losses on loans in accordance with Financial Accounting Standards Board Accounting Standard Codification (“ASC”) Topic 326, Financial Instruments-Credit Losses. ASC 326 requires the Company's loan portfolio, measured at amortized cost, to be presented at the net amount expected to be collected. Estimates of expected credit losses for loans are based on evaluation of the size of the portfolio, current risk characteristics, past events, current conditions, reasonable and supportable forecasts of future economic conditions and prepayment experience. The provision for credit loss for the year ended December 31, 2024 was $11.1 million and the allowance for credit losses on loans as of December 31, 2024 was $17.2 million.

The Company’s methodology for estimating the allowance for credit losses on loans includes quantitative and qualitative components of the calculation. The Company’s loan portfolio is segmented by loan types that behave similarly during economic cycles. The quantitative analysis includes using a discounted cash flow (“DCF”) model for determining the allowance for credit losses. Economic forecasts are used in the model to estimate the probability of default and loss given default through regression which are key inputs into the DCF model calculation. Quantitative model assumptions include, but are not limited to the discount rate, prepayment speeds, and curtailments. The quantitative model output is adjusted with qualitative adjustments. Management develops a qualitative framework that serves as the basis for determining the reasonableness of the model’s output and makes qualitative adjustments as necessary. The allowance for credit loss methodology is inherently complex and requires the use of significant management judgment.

We determined that auditing the allowance for credit losses on loans was a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the significant subjective and complex judgments made by management throughout the application processes, including segmentation, the economic forecasts used to calculate the regressions within the DCF model, the quantitative model assumptions as mentioned above, and the qualitative adjustments made using the qualitative framework.

The primary audit procedures performed to address this critical audit matter included the following:

•
Evaluated management’s judgments and assumptions related to the selection of the model including evaluating the conceptual design of the model and the mathematical accuracy of the model;
•
Evaluated the relevance and reliability of the data used in the model;
•
Evaluated the composition of the peer group selected by the Company and the methodology for making this determination;
•
Evaluated management’s judgments and assumptions used in the formation of the qualitative factor framework, including the relevance and reliability of internal and external data used in their formulation;
•
Evaluated the relevance and reliability of the internal and external data used in the development of qualitative adjustments and the effect of those adjustments; and
•
Evaluated the selection and use of a third-party service organization and specialist in assisting with the collective ACL on loans.

We have served as the Company’s auditor since 2011.

/s/ BONADIO & CO., LLP
Bonadio & Co., LLP
Syracuse, New York
March 31, 2025

Pathfinder Bancorp, Inc.

Consolidated Statements of Condition

	December 31,	December 31,
(In thousands, except share and per share data)	2024	2023
ASSETS:
Cash and due from banks	$13,963	$12,338
Interest-earning deposits	17,609	36,394
Total cash and cash equivalents	31,572	48,732
Available-for-sale securities, at fair value	269,331	258,716
Held-to-maturity securities, at amortized cost (fair value of $151,023 and $168,034, respectively)	158,683	179,286
Marketable equity securities, at fair value	4,076	3,206
Federal Home Loan Bank stock, at cost	4,590	8,748
Loans, net of deferred fees	918,986	897,207
Less: Allowance for credit losses	17,243	15,975
Loans receivable, net	901,743	881,232
Premises and equipment, net	19,009	18,441
Assets held-for-sale	-	3,042
Operating lease right-of-use assets	1,391	1,526
Finance lease right-of-use assets	16,676	4,073
Accrued interest receivable	6,881	7,286
Foreclosed real estate	-	151
Intangible assets, net	5,989	85
Goodwill	5,056	4,536
Bank owned life insurance	24,727	24,641
Other assets	25,150	22,097
Total assets	$1,474,874	$1,465,798

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$990,805	$949,898
Noninterest-bearing	213,719	170,169
Total deposits	1,204,524	1,120,067
Short-term borrowings	61,000	125,680
Long-term borrowings	27,068	49,919
Subordinated debt	30,107	29,914
Accrued interest payable	546	2,245
Operating lease liabilities	1,591	1,711
Finance lease liabilities	16,745	4,381
Other liabilities	11,810	11,625
Total liabilities	1,353,391	1,345,542
Shareholders' equity:
Voting common stock, par value $0.01; 25,000,000 authorized shares; 4,745,366 and 4,719,288 shares issued and outstanding, respectively	47	47
Non-Voting common stock, par value $0.01; 1,505,283 authorized shares; 1,380,283 shares issued and outstanding, respectively	14	14
Additional paid in capital	52,750	53,114
Retained earnings	77,816	76,060
Accumulated other comprehensive loss	(9,144)	(9,605)
Unearned ESOP shares	-	(135)
Total Pathfinder Bancorp, Inc. shareholders' equity	121,483	119,495
Noncontrolling interest	-	761
Total equity	121,483	120,256
Total liabilities and shareholders' equity	$1,474,874	$1,465,798

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Income

	For the year ended
(In thousands, except per share data)	December 31, 2024	December 31, 2023
Interest and dividend income:
Loans, including fees	$52,705	$47,348
Debt securities:
Taxable	22,319	17,500
Tax-exempt	1,920	1,947
Dividends	620	573
Federal funds sold and interest earning deposits	793	295
Total interest and dividend income	78,357	67,663
Interest expense:
Interest on deposits	30,493	23,265
Interest on short-term borrowings	4,176	2,688
Interest on long-term borrowings	733	850
Interest on subordinated debt	1,966	1,941
Total interest expense	37,368	28,744
Net interest income	40,989	38,919
Provision for (benefit from) credit losses:
Loans	11,106	2,991
Held-to-maturity securities	(95)	(98)
Unfunded commitments	(38)	37
Total provision for credit losses	10,973	2,930
Net interest income after provision for credit losses	30,016	35,989
Noninterest income:
Service charges on deposit accounts	1,436	1,249
Earnings and gain on bank owned life insurance	854	630
Loan servicing fees	375	307
(Losses) gains on sales and redemptions of investment securities	(71)	62
Gain on sale of subsidiary	3,169	-
Net realized gains (losses) on marketable equity securities	197	(255)
Gains on sales of loans and foreclosed real estate	187	181
Losses on sale of premises and equipment	(13)	-
Debit card interchange fees	875	616
Insurance agency revenue	1,073	1,304
Other charges, commissions & fees	1,479	1,096
Total noninterest income	9,561	5,190
Noninterest expense:
Salaries and employee benefits	17,810	15,920
Building and occupancy	4,118	3,563
Data processing	2,471	2,018
Professional and other services	3,686	2,019
Advertising	604	671
FDIC assessments	916	885
Audits and exams	539	735
Insurance agency expense	1,281	1,033
Community service activities	130	200
Foreclosed real estate expenses	102	111
Other expenses	2,760	2,240
Total noninterest expense	34,417	29,395
Income before provision for income taxes	5,160	11,784
Provision for income taxes	332	2,362
Net income attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	4,828	9,422
Net income attributable to noncontrolling interest	1,445	129
Net income attributable to Pathfinder Bancorp Inc.	$3,383	$9,293

Voting Earnings per common share - basic and diluted	$0.54	$1.51
Series A Non-Voting Earnings per common share- basic and diluted	$0.54	$1.51
Dividends per common share (Voting and Series A Non-Voting)	$0.40	$0.36

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	For the years ended
(In thousands)	December 31, 2024	December 31, 2023
Net Income	$4,828	$9,422

Other Comprehensive Income (Loss)
Retirement Plans:
Retirement plan net gains recognized in plan expenses	151	222
Plan (losses) gains not recognized in plan expenses	(41)	257
Net unrealized gains on retirement plans	110	479

Available-for-sale securities:
Unrealized holding (losses) gains arising during the period	(115)	1,538
Reclassification adjustment for net losses included in net income	137	1,932
Net unrealized gains on available-for-sale securities	22	3,470

Derivatives and hedging activities:
Unrealized holding gains (losses) arising during the period	492	(474)
Net unrealized gains (losses) on derivatives and hedging activities	492	(474)

Other comprehensive income, before tax	624	3,475
Tax effect	(163)	(908)
Other comprehensive income, net of tax	461	2,567
Comprehensive income	$5,289	$11,989
Comprehensive income, attributable to noncontrolling interest	$1,445	$129
Comprehensive income attributable to Pathfinder Bancorp, Inc.	$3,844	$11,860

Tax Effect Allocated to Each Component of Other Comprehensive (Loss) Income
Retirement plan net gains recognized in plan expenses	$(39)	$(58)
Plan losses (gains) not recognized in plan expenses	11	(67)
Unrealized holding losses (gains) on available-for-sale securities arising during the period	30	(402)
Reclassification adjustment for net losses on available-for-sale securities included in net income	(36)	(505)
Unrealized (gains) losses on derivatives and hedging arising during the period	(129)	124
Income tax effect related to other comprehensive income	$(163)	$(908)

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
Years ended December 31, 2024 and December 31, 2023
(Unaudited)

(In thousands, except share and per share data)	Common Stock	Non-Voting Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP shares	Non-controlling Interest	Total
Balance, January 1, 2024	$47	$14	$53,114	$76,060	$(9,605)	$(135)	$761	$120,256
Net income	-	-	-	3,383	-	-	1,445	4,828
Other comprehensive income, net of tax	-	-	-	-	461	-	-	461
ESOP shares earned (18,332 shares)	-	-	112	-	-	135	-	247
Stock options exercised	-	-	291	-	-	-	-	291
Voting common stock dividends declared ($0.40 per share)	-	-	-	(1,888)	-	-	-	(1,888)
Non-Voting common stock dividends declared ($0.40 per share)	-	-	-	(552)	-	-	-	(552)
Warrant dividends declared ($0.40 per share)	-	-	-	(50)	-	-	-	(50)
Deconsolidation of a subsidiary	-	-	(767)	863	-	-	(2,206)	(2,110)
Balance, December 31, 2024	$47	$14	$52,750	$77,816	$(9,144)	$-	$-	$121,483

Balance, January 1, 2023	$47	$14	$52,101	$71,322	$(12,172)	$(315)	$585	$111,582
Net income	-	-	-	9,293	-	-	129	9,422
Other comprehensive loss, net of tax	-	-	-	-	2,567	-	-	2,567
ESOP shares earned (24,442 shares)	-	-	190	-	-	180	-	370
Stock based compensation	-	-	92	-	-	-	-	92
Stock options exercised	-	-	623	-	-	-	-	623
Voting common stock dividends declared ($0.36 per share)	-	-	-	(1,680)	-	-	-	(1,680)
Non-Voting common stock dividends declared ($0.36 per share)	-	-	-	(497)	-	-	-	(497)
Warrant dividends declared ($0.36 per share)	-	-	-	(45)	-	-	-	(45)
Adoption of ASU 2016-13 Current Expected Credit Losses	-	-	-	(2,134)	-	-	-	(2,134)
Cumulative effect of affiliate capital allocation	-	-	108	(199)	-	-	91	-
Distributions from affiliates	-	-	-	-	-	-	(44)	(44)
Balance, December 31, 2023	$47	$14	$53,114	$76,060	$(9,605)	$(135)	$761	$120,256

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(In thousands)	2024	2023
OPERATING ACTIVITIES
Net income attributable to Pathfinder Bancorp, Inc.	$3,383	$9,293
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Provision for credit losses	10,973	2,930
Deferred income tax benefit	(417)	(367)
Proceeds from sales of loans held-for-sale	6,250	5,785
Originations of loans held-for-sale	(6,101)	(5,550)
Realized (gains) losses on sales, redemptions and calls of:
Foreclosed real estate	(38)	35
Loss on sale of premises and equipment	13	-
Loans	(149)	(216)
Available-for-sale investment securities	139	(80)
Held-to-maturity investment securities	(68)	18
Marketable securities	(197)	255
Gain on sale of subsidiary, attributable to Pathfinder Bancorp, Inc.	(1,504)	-
Depreciation	1,344	1,397
Amortization of mortgage servicing rights	(41)	(38)
Amortization of deferred loan fees and costs	(293)	(268)
Amortization of operating leases	(224)	(35)
Amortization of deferred financing fees from subordinated debt	193	181
(Losses) earnings on bank owned life insurance	(86)	(630)
Net amortization of premiums and discounts on investment securities	(284)	1,785
Amortization of intangible assets	258	16
Stock based compensation and ESOP expense	247	462
Net change in accrued interest receivable	405	(1,118)
Net change in other assets and liabilities	(2,594)	1,577
Net cash inflows from operating activities	11,209	15,432
INVESTING ACTIVITIES
Purchase of available-for-sale securities	(92,883)	(99,086)
Purchase of held-to-maturity securities	(24,665)	(13,682)
Purchase of marketable securities	(673)	(1,598)
Purchase of Federal Home Loan Bank stock	(14,634)	(19,738)
Proceeds from redemption of Federal Home Loan Bank stock	18,792	16,972
Proceeds from maturities and principal reductions of available-for-sale securities	78,014	19,960
Proceeds from maturities and principal reductions of held-to-maturity securities	40,527	28,138
Proceeds from sale of subsidiary	1,155	-
Proceeds from sales, redemptions and calls of:
Available-for-sale securities	3,276	17,396
Held-to-maturity securities	5,082	288
Foreclosed real estate	167	320
Net change in loans	(31,230)	(1,792)
Acquisition of core deposit intangible asset	(6,271)	-
Proceeds from sale of premises and equipment	3,007	-
Purchase of premises and equipment	(2,062)	(1,966)
Net cash outflows from investing activities	(22,398)	(54,788)

FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts, money management deposit accounts, MMDA accounts and escrow deposits	92,109	(75,254)
Net change in time deposits	98,783	74,902
Net change in brokered deposits	(106,435)	(5,011)
Net change in short-term borrowings	(64,680)	65,347
Payments on long-term borrowings	(33,551)	(12,019)
Proceeds from long-term borrowings	10,700	6,274
Proceeds from exercise of stock options	291	623
Cash dividends paid to common voting shareholders	(1,840)	(1,690)
Cash dividends paid to common non-voting shareholders	(538)	(497)
Cash dividends paid on warrants	(49)	(45)
Change in noncontrolling interest, net	(761)	176
Net cash (outflows) inflows from financing activities	(5,971)	52,806
Change in cash and cash equivalents	(17,160)	13,450
Cash and cash equivalents at beginning of period	48,732	35,282
Cash and cash equivalents at end of period	$31,572	$48,732
CASH PAID DURING THE PERIOD FOR:
Interest	$38,624	$27,474
Income taxes	600	3,159
NON-CASH INVESTING ACTIVITY
Real estate acquired in exchange for loans	-	333

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Summary of Significant Accounting Policies

Nature of Operations

The accompanying consolidated financial statements include the accounts of Pathfinder Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Pathfinder Bank (the “Bank”). The Company is a Maryland corporation headquartered in Oswego, New York. On October 16, 2014, the Company completed its conversion from the mutual holding company structure and the related public offering and is now a stock holding company that is fully owned by the public. As a result of the conversion, the mutual holding company and former mid-tier holding company were merged into Pathfinder Bancorp, Inc. The primary business of the Company is its investment in Pathfinder Bank (the "Bank") which is 100% owned by the Company. The Bank has two wholly owned operating subsidiaries, Pathfinder Risk Management Company, Inc. (“PRMC”) and Whispering Oaks Development Corp. All significant inter-company accounts and activity have been eliminated in consolidation. Although the Company previously owned, through its wholly owned subsidiary Pathfinder Risk Management Company, Inc., 51% of the membership interest in FitzGibbons Agency, LLC (“Agency”), the Company is required to consolidate 100% of the Agency within the consolidated financial statements. The 49% of the Agency which the Company did not own is accounted for separately as noncontrolling interests within the consolidated financial statements. The Company completed the sale of its majority membership interest in the FitzGibbons Agency to Marshall & Sterling Enterprises, Inc. in October 2024.

The Company has seven branch offices located in Oswego County, five branch offices in Onondaga County and one limited purpose office in Oneida County. The Company is primarily engaged in the business of attracting deposits from the general public in the Company’s market area, and investing such deposits, together with other sources of funds, in loans secured by commercial real estate, business assets, one-to-four family residential real estate and investment securities.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management has identified the allowance for credit losses, deferred income taxes, pension obligations, the annual evaluation of the Company’s goodwill for possible impairment and the evaluation of investment securities for credit loss impairment and the estimation of fair values for accounting and disclosure purposes to be the accounting areas that require the most subjective and complex judgments, and as such, could be the most subject to revision as new information becomes available.

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

Noncontrolling Interest

Noncontrolling interest represented the portion of ownership and profit or loss that is attributable to the minority owners of the FitzGibbons Agency. In accordance with ASC 810, Consolidation, the noncontrolling interest was reduced to zero on October 1, 2024 as a result of the sale of the FitzGibbons Agency and accounting treatment for deconsolidation of a subsidiary.

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

Note 4 to the consolidated financial statements includes additional information about the Company’s accounting policies with respect to the credit loss impairment of investment securities.

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

Allowance for Credit Losses

Adoption of ASC 326, Financial Instruments - Credit Losses

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, requiring financial institutions, such as the Bank, to adopt the Current Expected Credit Loss (“CECL”) methodology according to a specified implementation timeline. In order to meet this timeline requirement, the Bank adopted the CECL methodology for calculating its ACL on January 1, 2023. The ACL represents a valuation account that is deducted from the amortized cost basis of includable financial assets to present their net carrying value at the amount expected to be collected over the entire life of those assets. The income statement reflects the measurement of credit losses for newly recognized financial assets as well as expected increases, or decreases, of expected credit losses that have taken place during the reporting period. When determining the ACL, expected credit losses over the expected term of the financial asset will be estimated considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the future collectability of the reported amount. In addition, ASC 326 requires credit losses relating to assets such as held-to-maturity debt securities and open contractual funding commitments to be recorded through the ACL.

On January 1, 2023 the Company recorded a one-time CECL transition adjustment (recorded as an adjustment, net of taxes, to retained earnings) of $1.9 million. The $12.4 million CECL ACL at January 1, 2023 was composed of $8.4 million in reserves calculated using quantitative methodologies based on historical loss experience and $4.0 million based on qualitative factors, as determined by management. See Note 6 of the accompanying financial statements for a further discussion of this transition.

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

Portfolio Segmentation and Collectively Evaluated Loans

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

In the Company’s analysis at the portfolio level, management found that the best model for predicting defaults considers economic metrics such as the National Unemployment Rate, the U.S. Federal Housing Finance Agency National House Price Index and the U.S. Retail Sales Index. With the large number of observations afforded by using peer data, the default curve is less sensitive to unusual loss events and has a much smoother shape. These metrics are considered to be extremely strong predictors of defaults and explain almost all variation in the default rate.

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

Management also considers Qualitative Factors (“QF”) that are likely to cause estimated credit losses with the Company’s existing portfolio to differ from historical loss experience, including but not limited to: national and local economic trends and conditions, levels and trends in delinquencies, non-accrual loans and classified assets, trends in volume, terms and concentrations of loans, changes in lending policies and procedures, quality of credit review function and administration, and changes in regulatory environment, management, markets and product offerings. Management quarterly assesses the magnitude of QF adjustments necessary to be applied to the quantitatively-derived ACL in order to incorporate forward-looking projections in its final evaluation of current expected credit losses.

Individually Evaluated Loans

Excluded from pooled analysis are loans to be individually evaluated due to the assets not maintaining similar risk characteristics to those in the designated pool segments. These loans are generally considered to be collateral dependent and, therefore, an analysis of the collateral position versus the collectively evaluated loan discounted cash flow approach better reflects the potential loss. Non-collateral dependent loans follow the discontinued cash flow model. Individually evaluated loans include: loans over 90 days past due, loans to borrowers experiencing financial difficulty, loans placed on non-accrual status and classified assets with exposure greater than $300,000 for residential and consumer loans, and $100,000 for commercial lines and loans, commercial real estate and tax-exempt loans.

Held to Maturity (“HTM”) Debt Securities

The Company’s HTM debt securities are also required to utilize the current expected credit losses approach to estimate expected credit losses. The Company’s HTM debt securities included securities that are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. The Company also carries a portfolio of HTM municipal bonds and privately issued mortgage- and asset-backed securities. The Company measures its allowance for credit losses on HTM debt securities on a collective basis by major security type. The estimate of credit loss is based on historical credit losses, if any, adjusted for current conditions and reasonable and supportable forecasts. The Company considers the nature of the collateral, potential future changes in collateral values and available loss information. Adjustments to the allowance are reported in the Statements of Income as a component of provision for credit losses.

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

Reserve for Unfunded Commitments

The reserve for unfunded commitments (the “Unfunded Reserve”) represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments unconditionally cancellable by the Company. The Unfunded Reserve is recognized as a liability (other liabilities in the consolidated statements of financial condition), with adjustments to the reserve recognized as a provision for credit loss expense in the consolidated statements of income. The Unfunded Reserve is determined by estimating expected future fundings, under each segment, and applying the expected loss rates. Expected future fundings are based on historical averages of funding rates (i.e., the likelihood of draws taken). Average funding rates are determined based on the most recent 20 quarters (5 years) of actual fundings on lines of credit. The average funding rate for each segment is compared to the current funding rate on each line to determine the average fundings available to be drawn. The fund up rate (the difference between the average funding rate and the current funding rate) for each segment is then applied within CECL model to the unfunded commitment balance to estimate the expected future fundings under each segment. The loss rate derived for each segment in the current CECL calculation is then applied to the expected future fundings to derive the estimate of allowance for credit losses for unfunded commitments.

Income Recognition on Individually Evaluated and Nonaccrual Loans

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan may be currently performing. A loan may remain on accrual status if it is either well secured or guaranteed and in the process of collection. When a loan is placed on nonaccrual status, unpaid interest is reversed and recorded against interest income. Interest received on nonaccrual loans, including individually evaluated loans, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Nonaccrual loans that have been modified are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.

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

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company enters into commitments to extend credit, including commitments under standby letters of credit. Such financial instruments are recorded to the balance sheet when they are funded.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, ranging up to 40 years for premises and leasehold improvements (or the lesser of the lease term) and 10 years for equipment. Maintenance and repairs are recorded to operating expenses as incurred. The asset cost and accumulated depreciation are removed from the accounts for assets sold or retired and any resulting gain or loss is included in the determination of income.

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

The Bank sponsors an Employee Stock Ownership Plan (“ESOP”) covering substantially all full time employees. The cost of shares issued to the ESOP but not committed to be released to the participants is presented in the Consolidated Statements of Condition as a reduction of shareholders’ equity. ESOP shares are released to the participants on an annual basis in accordance with a predetermined schedule. The Company records ESOP compensation expense based on the shares committed to be released and allocated to the participant’s accounts multiplied by the average share price of the Company’s stock over the period. Dividends related to unallocated shares are recorded as compensation expense.

Derivative Financial Instruments

Derivative instruments are recorded on the statements of condition as assets and liabilities measured at their fair value. The accounting for changes in the fair value of a derivative depends on whether or not the derivative has been designated and qualifies as part of a hedging relationship. The Company acquires derivatives with the intent of designating and qualifying those instruments as part of hedging relationships to other balance sheet assets or liabilities. The specific accounting treatment for increases and decreases in the value of derivatives further depends upon the use of the specific derivatives. There are two primary types of interest rate derivatives that may be employed by the Company:

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

Earnings Per Share

Basic net income per share is calculated using the two-class method by dividing net income (less any dividends on participating securities) by the weighted average number of shares of common stock and participating securities outstanding for the period. Diluted earnings per share may include the additional effect of other securities, if dilutive, in which case the dilutive effect of such securities is calculated by applying either the two-class method or the Treasury Stock method to the assumed exercise or vesting of potentially dilutive common shares. The method yielding the more dilutive result is ultimately reported for the applicable period. Potentially dilutive common stock equivalents primarily consist of employee stock options and restricted stock units. Unallocated common shares held by the ESOP are not included in the weighted average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released to plan participants. Note 3 provides more information related to earnings per share.

Segment Reporting

The Company has evaluated the activities relating to its strategic business units. The controlling interest the Company had in the FitzGibbons Agency is dissimilar in nature and management when compared to the Company’s other strategic business units which are judged to be similar in nature and management. The Company has determined that the FitzGibbons Agency is below the reporting threshold in size in accordance with Accounting Standards Codification 280, Segment Reporting. Accordingly, the Company has determined it has no reportable segments.

The Company’s reportable segments are determined by the Chief Executive Officer, who is designated as the chief operating decision maker (“CODM”), based on information provided about the Company’s products and services offered. A segment is distinguished by the level of information provided to the CODM, who uses information to review performance of various components of the business. The CODM will evaluate the financial performance of the Company’s business components by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company’s segments and in the determination of allocating resources. The CODM uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis along with monitoring budget to actual results are used in assessing performance. The financial information used for performance assessment by the CODM is the same as the financial information included on the accompanying Consolidated Statements of Condition and Consolidated Statements of Income.

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

	As of December 31,
Accumulated Other Comprehensive Loss By Component:	2024	2023
Unrealized loss for pension and other postretirement obligations	$(2,696)	$(2,806)
Tax effect	705	733
Unrealized loss for pension and other postretirement obligations, net of tax	(1,991)	(2,073)
Unrealized loss on available-for-sale securities	(10,219)	(10,241)
Tax effect	2,671	2,677
Unrealized loss on available-for-sale securities, net of tax	(7,548)	(7,564)
Unrealized gain on hedging activities arising during the period	535	45
Tax effect	(140)	(13)
Unrealized gain on hedging activities, net of tax	395	32
Accumulated other comprehensive loss	$(9,144)	$(9,605)

Reclassifications

Certain amounts in the 2023 consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income as previously reported.

Note 2: New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) and, to a lesser extent, other authoritative rulemaking bodies promulgate GAAP to regulate the standards of accounting in the United States. From time to time, the FASB issues new GAAP standards, known as Accounting Standards Updates (“ASUs”) some of which, upon adoption, may have the potential to change the way in which the Company recognizes or reports within its consolidated financial statements. The following table provides a description of standards that have not yet been adopted as of December 31, 2024, but could have an impact on the Company's consolidated financial statements upon adoption.

Standards Adopted as of December 31, 2024
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

		Adopted as of December 31, 2024, as amended by ASU 2022-06.	The adoption of this ASU did not have a material impact to the Company's consolidated financial statements.

Segment Reporting ASU 2023-07 (Topic 280): Improvements to Reportable Segment Disclosures

ASU 2023-07 was issued to expand the disclosures for reportable segments made by public entities in response to stakeholders’ requests for more detailed information about expenses within each reportable segment. The guidance disclosure of significant expenses for reportable segments including disclosures related to a reportable segment’s profit or loss and assets. In addition, entities with a single reportable segment must now provide all segment disclosures required in ASC 280, including the new disclosures for reportable segments under the amendments in ASU 2023-07. The amendments do not change the existing guidance on how a public entity identifies and determines its reportable segments.

		Effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.	The adoption of this ASU did not have a material impact to the Company's consolidated financial statements.

Standards Not Yet Adopted as of December 31, 2024
Standard	Description	Required Date of Implementation	Effect on Consolidated Financial Statements
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

		Public business entities are required to apply this guidance to annual periods beginning after December 15, 2024.	The adoption of this ASU is not expected to have a material impact to the Company's consolidated financial statements.
Standard	Description	Required Date of Implementation	Effect on Consolidated Financial Statements
Income Statement ASU 2024-03 (Subtopic 220-40): Disaggregation of Income Statement Expenses

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

		Fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027.	The Company is evaluating the adoption of the ASU but does not expect it will have a material impact to the Company's consolidated financial statements.

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

Anti-dilutive shares are common stock equivalents with average exercise prices in excess of the weighted average market price for the period presented. Anti-dilutive stock options, not included in the computation below, were $-0- for the years ended 2024 and 2023, respectively.

The following table sets forth the calculation of basic and diluted earnings per share for the years ended December 31:

(In thousands, except share and per share data)	2024	2023
Net income attributable to Pathfinder Bancorp, Inc.	$3,383	$9,293
Series A Non-Voting Common Stock dividends	552	497
Warrant dividends	50	45
Undistributed earnings allocated to participating securities	216	1,729
Net income available to common shareholders-Voting	$2,565	$7,022

Net income attributable to Pathfinder Bancorp, Inc.	$3,383	$9,293
Voting Common Stock dividends	1,888	1,680
Warrant dividends	50	45
Undistributed earnings allocated to participating securities	695	5,487
Net income available to common shareholders-Voting	$750	$2,081

Basic and diluted weighted average common shares outstanding-Voting	4,714	4,653
Basic and diluted weighted average common shares outstanding-Series A Non-Voting	1,380	1,380

Basic and diluted earnings per common share-Voting	$0.54	$1.51
Basic and diluted earnings per common share-Series A Non-Voting	$0.54	$1.51

NOTE 4: INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized as follows:

	December 31, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$73,888	$371	$(3,834)	$70,425
State and political subdivisions	35,128	122	(1,928)	33,322
Corporate	10,956	209	(284)	10,881
Asset backed securities	18,934	26	(473)	18,487
Residential mortgage-backed - US agency	40,636	35	(1,500)	39,171
Collateralized mortgage obligations - US agency	14,376	45	(891)	13,530
Collateralized mortgage obligations - Private label	85,426	158	(2,275)	83,309
Total	279,344	966	(11,185)	269,125
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$279,550	$966	$(11,185)	$269,331

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$3,648	$-	$(282)	$3,366
State and political subdivisions	17,153	10	(1,833)	15,330
Corporate	43,628	23	(1,740)	41,911
Asset backed securities	13,050	8	(557)	12,501
Residential mortgage-backed - US agency	9,575	32	(728)	8,879
Collateralized mortgage obligations - US agency	11,940	3	(1,223)	10,720
Collateralized mortgage obligations - Private label	59,946	40	(1,670)	58,316
Total	158,940	116	(8,033)	151,023
Less: Allowance for credit losses	257	-	-	-
Total held-to-maturity	$158,683	$116	$(8,033)	$151,023

	December 31, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$82,588	$754	$(3,259)	$80,083
State and political subdivisions	34,588	145	(1,809)	32,924
Corporate	11,008	276	(365)	10,919
Asset backed securities	20,251	-	(359)	19,892
Residential mortgage-backed - US agency	25,446	57	(1,085)	24,418
Collateralized mortgage obligations - US agency	13,058	116	(995)	12,179
Collateralized mortgage obligations - Private label	81,812	128	(3,845)	78,095
Total	268,751	1,476	(11,717)	258,510
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$268,957	$1,476	$(11,717)	$258,716

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$3,760	$-	$(304)	$3,456
State and political subdivisions	16,576	28	(1,874)	14,730
Corporate	45,427	9	(3,281)	42,155
Asset backed securities	16,860	-	(1,180)	15,680
Residential mortgage-backed - US agency	6,974	15	(665)	6,324
Collateralized mortgage obligations - US agency	13,221	-	(1,293)	11,928
Collateralized mortgage obligations - Private label	76,819	120	(3,178)	73,761
Total	179,637	172	(11,775)	168,034
Less: Allowance for credit losses	351	-	-	-
Total held-to-maturity	$179,286	$172	$(11,775)	$168,034

A substantial percentage of the Company’s investments in mortgage-backed securities include pass-through securities and collateralized mortgage obligations issued and guaranteed by Fannie Mae, Freddie Mac, and Ginnie Mae. At December 31, 2024, the Company also held a total of 115 private-label mortgage-backed securities, collateralized mortgage obligations or asset-backed securities with an aggregate book balance of $177.4 million. At December 31, 2023, the Company also held a total of 119 private-label mortgage-backed securities, collateralized mortgage obligations or asset-backed securities with an aggregate book balance of $195.7 million. These investments are relatively short-duration securities with significant credit enhancements. The Company’s investments in state and political obligation securities are generally municipal obligations that are categorized as general obligations of the issuer that are supported by the overall taxing authority of the issuer, and in some cases are insured. The obligations issued by school districts are generally supported by state administered insurance funds or credit enhancement programs.

The amortized cost and estimated fair value of debt investment securities at December 31, 2024 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$5,056	$5,240	$6,428	$6,400
Due after one year through five years	37,862	34,015	37,363	35,987
Due after five years through ten years	14,544	13,479	20,188	18,075
Due after ten years	81,444	80,381	13,500	12,646
Sub-total	138,906	133,115	77,479	73,108
Residential mortgage-backed - US agency	40,636	39,171	9,575	8,879
Collateralized mortgage obligations - US agency	14,376	13,530	11,940	10,720
Collateralized mortgage obligations - Private label	85,426	83,309	59,946	58,316
Totals	$279,344	$269,125	$158,940	$151,023

The Company’s debt investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, is as follows:

	December 31, 2024
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	2	$(132)	$18,790	8	$(3,702)	$26,748	10	$(3,834)	$45,538
State and political subdivisions	6	(3)	900	21	(1,925)	25,211	27	(1,928)	26,111
Corporate	-	-	-	4	(284)	3,410	4	(284)	3,410
Asset backed securities	3	(328)	3,608	7	(145)	8,343	10	(473)	11,951
Residential mortgage-backed - US agency	13	(794)	29,628	9	(706)	6,107	22	(1,500)	35,735
Collateralized mortgage obligations - US agency	1	(15)	1,937	11	(876)	6,972	12	(891)	8,909
Collateralized mortgage obligations - Private label	9	(43)	15,561	20	(2,232)	23,309	29	(2,275)	38,870
Totals	34	$(1,315)	$70,424	80	$(9,870)	$100,100	114	$(11,185)	$170,524
Held-to-Maturity Portfolio
US Treasury, agencies and GSE's	-	$-	$-	2	$(282)	$3,366	2	$(282)	$3,366
State and political subdivisions	6	(5)	1,438	16	(1,828)	12,561	22	(1,833)	13,999
Corporate	1	(7)	993	35	(1,733)	28,603	36	(1,740)	29,596
Asset backed securities	2	(5)	2,241	5	(552)	6,862	7	(557)	9,103
Residential mortgage-backed - US agency	1	(115)	2,808	7	(613)	4,866	8	(728)	7,674
Collateralized mortgage obligations - US agency	-	-	-	9	(1,223)	10,121	9	(1,223)	10,121
Collateralized mortgage obligations - Private label	3	(55)	8,644	26	(1,615)	34,539	29	(1,670)	43,183
Totals	13	$(187)	$16,124	100	$(7,846)	$100,918	113	$(8,033)	$117,042

	December 31, 2023
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	3	$(13)	$5,990	3	$(3,246)	$25,794	6	$(3,259)	$31,784
State and political subdivisions	-	-	-	20	(1,809)	26,432	20	(1,809)	26,432
Corporate	-	-	-	5	(365)	4,351	5	(365)	4,351
Asset backed securities	3	(65)	5,907	10	(294)	13,985	13	(359)	19,892
Residential mortgage-backed - US agency	1	(14)	2,477	15	(1,071)	14,931	16	(1,085)	17,408
Collateralized mortgage obligations - US agency	-	-	-	11	(995)	8,123	11	(995)	8,123
Collateralized mortgage obligations - Private label	10	(274)	18,067	33	(3,571)	46,483	43	(3,845)	64,550
Totals	17	$(366)	$32,441	97	$(11,351)	$140,099	114	$(11,717)	$172,540
Held-to-Maturity Portfolio
US Treasury, agencies and GSE's	-	$-	$-	2	$(304)	$3,456	2	$(304)	$3,456
State and political subdivisions	4	(2)	575	14	(1,872)	12,718	18	(1,874)	13,293
Corporate	1	(61)	439	39	(3,220)	33,532	40	(3,281)	33,971
Asset backed securities	2	(8)	2,877	8	(1,172)	10,652	10	(1,180)	13,529
Residential mortgage-backed - US agency	-	-	-	7	(665)	4,942	7	(665)	4,942
Collateralized mortgage obligations - US agency	-	-	-	10	(1,293)	11,928	10	(1,293)	11,928
Collateralized mortgage obligations - Private label	4	(38)	5,827	43	(3,140)	60,260	47	(3,178)	66,087
Totals	11	$(109)	$9,718	123	$(11,666)	$137,488	134	$(11,775)	$147,206

Credit-related Impairment

The Company conducts a formal review of debt investment securities on a quarterly basis for the presence of credit-related impairment. The Company assesses whether credit-related impairment is present when the fair value of a debt security is less than its amortized cost basis at the statement of condition date. Under these circumstances, impairment is considered to have occurred (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3)

the present value of expected cash flows is not anticipated to be sufficient to recover the entire amortized cost basis. ASC 326 requires that credit-related impairment is recognized in earnings while non-credit-related price depreciation for securities categorized as available-for-sale not expected to be sold is recognized in other comprehensive income (“OCI”). Non-credit-related market price depreciation is based on other factors, including illiquidity and changes in the general interest rate environment. Presentation of credit-related impairment, when present, is made in the Consolidated Statements of Income on a gross basis, including both the portion recognized in earnings, as well as the portion recorded in OCI.

There were a total of 80 securities classified as available-for-sale with an aggregate amortized historical cost of $110.0 million and an unrealized aggregate loss of $9.9 million, or -9.0%, that were in an unrealized loss position for 12 months or longer at December 31, 2024. In addition, there were 100 securities classified as held-to-maturity with an aggregate amortized historical cost of $108.8 million and an unrealized aggregate loss of $7.8 million, or -7.2%, that were in an unrealized loss position for 12 months or longer at December 31, 2024. In total, therefore, at December 31, 2024 there were 180 securities with an aggregate book value of $218.8 million and an aggregate fair value of $201.1 million, representing a loss of $17.7 million, or -8.1%, that were in an unrealized loss position for 12 months or more on that date.

All of the securities which have been in an unrealized loss position for 12 months or more at December 31, 2024 have been individually analyzed and none of the securities are considered to be credit impaired. These securities have unrealized losses primarily due to fluctuations in general interest rates or changes in expected prepayments. In all cases, price improvement in future periods will be realized as the issuances approach maturity. Of the 180 securities in an unrealized loss position for 12 months or more at December 31, 2024, 46 securities, with aggregate amortized cost balances of $65.6 million and representing 30.0% of the aggregate amortized cost of all securities in an unrealized loss position for 12 months or more, are issued by the United States government or GSEs (collectively, "government-issued securities") and are therefore either explicitly or implicitly guaranteed as to the timely payment of contractual principal and interest. These positions are deemed to have no credit impairment, thus, the disclosed unrealized losses relate primarily to changes in prevailing interest rates.

The following table depicts a roll forward of the allowance for credit losses on held-to-maturity investment securities for the years ended December 31, 2024 and 2023:

(In thousands)	Government Issued and Government Sponsored Enterprise Securities	Mortgage and Asset-backed Securities	Securities Issued By State and Political Subdivisions	Corporate Securities	Total
Balance, December 31, 2023	$-	$-	$2	$350	$352
Provision for credit losses	-	-	(1)	(94)	(95)
Allowance on purchased financial assets with credit deterioration	-	-	-	-	-
Charge-offs of securities	-	-	-	-	-
Recoveries	-	-	-	-	-
Balance, December 31, 2024	$-	$-	$1	$256	$257

(In thousands)	Government Issued and Government Sponsored Enterprise Securities	Mortgage and Asset-backed Securities	Securities Issued By State and Political Subdivisions	Corporate Securities	Total
Balance, December 31, 2022	$-	$-	$-	$-	$-
Provision for credit losses	-	40	1	409	450
Allowance on purchased financial assets with credit deterioration	-	(40)	1	(59)	(98)
Charge-offs of securities	-	-	-	-	-
Recoveries	-	-	-	-	-
Balance, December 31, 2023	$-	$-	$2	$350	$352

The Company monitors the credit quality of the debt securities categorized as held-to-maturity primarily through the use of credit ratings. These assessments are made on a quarterly basis. The following table summarizes the amortized cost of debt securities categorized as held-to-maturity at December 31, 2024, aggregated by credit quality indicators:

(In thousands)
AAA or equivalent	$38,304
AA or equivalent, including securities issued by the United States Government or Government Sponsored Enterprises	40,429
A or equivalent	12,602
BBB or equivalent	15,265
BB or equivalent	1,487
Unrated	50,853
Total	$158,940

Additional Disclosures

Proceeds of $8.0 million and $18.0 million, respectively on sales and redemptions of securities for the years ended December 31, 2024 and 2023 resulted in net realized gains (losses) detailed below:

(In thousands)	2024	2023
Realized gains on investments	$828	$2,022
Realized losses on investments	(899)	(1,960)
	$(71)	$62

As of December 31, 2024 and December 31, 2023, securities with a fair value of $119.8 million and $110.3 million, respectively, were pledged to collateralize certain municipal deposit relationships. As of the same dates, securities with a fair value of $123.2 million and $114.3 million were pledged against certain borrowing arrangements.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages. The Company is not in the practice of investing in, or originating, these types of investments.

NOTE 5: LOANS

Major classifications of loans are as follows:

	December 31,	December 31,
(In thousands)	2024	2023
Residential mortgage loans:
1-4 family first-lien residential mortgages	$251,373	$257,604
Construction	4,864	1,355
Total residential mortgage loans	256,237	258,959
Commercial loans:
Real estate	377,619	358,707
Lines of credit	67,602	72,069
Other commercial and industrial	89,800	89,803
Paycheck Protection Program loans	113	158
Tax exempt loans	4,544	3,430
Total commercial loans	539,678	524,167
Consumer loans:
Home equity and junior liens	51,948	34,858
Other consumer	72,710	79,797
Total consumer loans	124,658	114,655
Subtotal loans	920,573	897,781
Net deferred loan fees	(1,587)	(574)
Total loans	918,986	897,207
Less allowance for credit losses	17,243	15,975
Loans receivable, net	$901,743	$881,232

Future credit-related performance of a loan portfolio generally depends upon the types of loans within the portfolio, concentrations by type of loan and the quality of the collateral securing the loans. The following table details the Company's loan portfolio by collateral type within major categories as of December 31, 2024.

(Dollars in thousands)	Balance	Number of Loans	Average Loan Balance	Minimum/ Maximum Loan Balance		Allowance for Credit Losses	Percent of Total Loans
Residential Mortgage Loans	$256,237	1,968	$130	$-	$4,767	$2,059	28%

Commercial Real Estate:
Multi Family (5 or More)	$77,175	69	$1,118	$14	$8,175	$1,388	9%
Mixed Use	56,827	61	932	30	5,801	1,021	6%
Office Space	40,927	65	630	1	4,037	735	5%
Hotels and Motels	31,009	10	3,101	-	11,371	557	3%
1-4 Family	23,978	165	145	4	2,354	431	3%
Retail Space	21,119	47	449	12	2,706	379	2%
Recreation/ Golf Course/ Marina	18,740	18	1,041	68	4,543	337	2%
Auto Dealership	15,335	10	1,534	39	4,578	276	2%
Nursing Home	12,226	3	4,075	43	11,781	220	1%
Self Storage/Mini Storage	11,900	2	5,950	3,800	8,100	214	1%
Manufacturing/Industrial	9,208	16	654	43	3,001	188	1%
Land	9,869	12	822	31	3,689	177	1%
Warehouse	12,660	17	542	50	5,200	165	1%
Assisted Living	7,180	1	7,180	7,180	7,180	129	1%
Restaurant	6,687	12	557	69	1,964	120	1%
Auto Repair	5,176	21	246	29	986	93	1%
Hospitals	4,591	2	2,296	1,697	2,894	82	0%
Property for Community Service	3,002	3	1,001	90	1,509	54	0%
All Others	10,010	25	400	6	3,307	180	1%
Total Commercial Real Estate Loans	$377,619	559	$672	$-	$11,781	$6,746	41%

Commercial and Industrial:
Secured Term Loans	$82,331	411	200	$-	$3,524	$1,887	9%
Unsecured Term Loans	7,471	74	119	2	885	202	1%
Secured Lines of Credit	56,920	265	167	-	5,000	1,014	6%
Unsecured Lines of Credit	10,680	153	150	-	2,021	525	1%
Total Commercial and Industrial Loans	$157,402	903	$175	$-	$5,000	$3,628	17%

Tax Exempt Loans	$4,544	7	$649	$-	$4,051	$4	1%

Paycheck Protection Program Loans	$113	5	$23	$3	$53	$-	0%

Consumer:
Home Equity Lines of Credit	$51,948	1,352	$38	$-	$998	$715	6%
Vehicle	12,955	588	22	-	300	711	1%
Consumer Secured	26,141	1,318	20	4	23	1,434	3%
Consumer Unsecured	31,433	1,637	21	-	51	1,873	3%
All Others	2,181	1,222	1	-	59	73	0%
Total Consumer Loans	$124,658	6,117	$21	$-	$998	$4,806	13%

Net deferred loan fees	(1,587)	-	-	-	-	-	-
Allowance for credit losses	(17,243)	-	-	-	-	-	-
Total Loans, net	$901,743	9,559	$94			$17,243	100%

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

The following table summarizes the purchased loan pool positions, held by the Bank in purchased loans at year end (month and date of acquisition in parentheses):

(In thousands, except number of loans)	December 31, 2024
	Original Balance	Current Balance	Unamortized Premium/ (Discount)	Number of Loans	Maturity Range	Cumulative net charge-offs
Commercial and industrial loans (6/2019)	$6,800	$1,200	$-	19	1-5 years	$-
Home equity lines of credit (8/2019)	21,900	3,500	5	92	4-25 years	97
Unsecured consumer loan pool 2 (11/2019)	26,600	10	-	12	0-1 years	-
Residential real estate loans (12/2019)	4,300	4,200	278	54	16-25 years	-
Unsecured consumer loan pool 1 (12/2019)	5,400	500	-	41	1-2 years	-
Unsecured consumer installment loans pool 3 (12/2019)(2)	10,300	150	3	79	0-8 years	112
Secured consumer installment loans pool 4 (12/2020)	14,500	9,300	(1,257)	475	21-24 years	22
Unsecured consumer loans pool 5 (1/2021)(1)	24,400	12,600	(342)	595	6-21 years	1,124
Revolving commercial line of credit 1 (3/2021)	11,600	7,900	-	1	0-1 year	-
Secured consumer installment loans (11/2021)	21,300	16,300	(2,613)	802	17-24 years	467
Unsecured consumer loans pool 6 (11/2021)(1)	22,200	15,200	(2,069)	506	7-23 years	1,196
Revolving commercial line of credit 1 (7/2024)	1,050	4,800	31	1	0-1 year	-
Total	$170,350	$75,660	$(5,964)	2,677		$3,018

(In thousands, except number of loans)	December 31, 2023
	Original Balance	Current Balance	Unamortized Premium/ (Discount)	Number of Loans	Maturity Range	Cumulative net charge-offs
Commercial and industrial loans (6/2019)	$6,800	$1,600	$-	20	2-6 years	$-
Home equity lines of credit (8/2019)	21,900	4,500	108	159	1-26 years	-
Unsecured consumer loan pool 2 (11/2019)	26,600	500	2	167	0-2 years	-
Residential real estate loans (12/2019)	4,300	4,500	284	56	17-25 years	-
Unsecured consumer loan pool 1 (12/2019)	5,400	1,000	-	46	1-3 years	-
Unsecured consumer installment loans pool 3 (12/2019)	10,300	500	17	158	0-9 years	69
Secured consumer installment loans pool 4 (12/2020)	14,500	10,600	(1,252)	499	21-25 years	-
Unsecured consumer loans pool 5 (1/2021)	24,400	15,600	(450)	644	7-22 years	-
Revolving commercial line of credit 1 (3/2021)	11,600	12,400	2	1	0-1 year	-
Secured consumer installment loans (11/2021)	21,300	18,000	(2,923)	821	17-24 years	-
Revolving commercial line of credit 2 (11/2021) paid in full at 12/11/23	10,500	-	-	-	-	-
Unsecured consumer loans pool 6 (11/2021)	22,200	18,200	(2,292)	522	7-24 years	-
Total	$179,800	$87,400	$(6,504)	3,093		$69

(1)
On December 7, 2023, the Bank settled two pay-fixed interest rate swap derivative contracts, previously established with an unaffiliated third party and designated as fair value interest rate hedges. The hedging swap contracts were related to two purchased consumer installment loan pools comprised of loans secured by residential home solar power infrastructure. These contracts were entered into on February 13, 2021 (notional amount of $12.2 million) and December 8, 2021 (notional amount of $8.5 million). The Bank realized gains related to the settlement of these two hedging contracts in the amounts of $117,000 and $694,000, respectively. These gains on the extinguishment of the hedging swap contracts are reported as a reduction of the carrying value of the hedged loan pools and will be recognized as an enhancement to the reported yield on those loan pools over the original contractual life of the hedging swap contracts. The unamortized portion of these gains totaled $705,000 at December 31, 2024.

(2)
In December 2023, the primary servicer for a purchased pool of consumer installment loans declared bankruptcy and the Bank placed the loans within the serviced pool on nonaccrual status pending the release of collected funds by the U.S. Bankruptcy Court of jurisdiction. The current balance reflects anticipated principal payments that are expected to be received from the pool’s underlying borrowers. At December 31, 2024, approximately $182,000 remains due from borrowers under the scheduled repayment terms of their original loan agreements. Under a series of released orders from the Court, monthly payments to the Bank resumed in late 2024 and the Bank’s management expects to ultimately collect substantially all of the outstanding principal balance collected from underlying borrowers. Therefore, management does not consider the loans in this pool to be impaired at December 31, 2024.

As of December 31, 2024 and December 31, 2023, residential mortgage loans with a carrying value of $113.8 million and $113.6 million, respectively, have been pledged by the Company to the FHLBNY under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

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

Real estate loans, including residential mortgages, commercial real estate loans and home equity, comprised 74.5% and 72.7% of the total loans held in the portfolio in 2024 and 2023, respectively. Loans secured by real estate generally provide strong collateral protection and thus significantly reduce the inherent credit risk in the portfolio.

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
7.
Doubtful: The relationship has all the weaknesses inherent in a credit graded 6 with the added characteristic that the weaknesses make collection on the basis of currently existing facts, conditions and value, highly questionable or improbable. The possibility of some loss is extremely high, however its classification as an anticipated loss is deferred until a more exact determination of the extent of loss is determined. Loans in this category must be on nonaccrual.
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
3.
Doubtful: The relationship has all the weaknesses inherent in a credit graded 6 with the added characteristic that the weaknesses make collection on the basis of currently existing facts, conditions and value, highly questionable or improbable. The possibility of some loss is extremely high.

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

The following tables present the classes of the loan portfolio, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

								Revolving
	Term Loans By Origination Year						Revolving	loans converted
(In thousands)	2024	2023	2022	2021	2020	Prior	Loans	to term loans	Total
Commercial Real Estate:
Pass	$45,123	$51,531	$61,943	$50,014	$27,688	$107,106	$-	$-	$343,405
Special Mention	-	-	16,160	-	-	4,370	-	-	20,530
Substandard	838	4,165	500	4,819	215	2,938	-	-	13,475
Doubtful	-	150	-	-	-	59	-	-	209
Total Commercial Real Estate	45,961	55,846	78,603	54,833	27,903	114,473	-	-	377,619
Commercial Lines of Credit:
Pass	-	-	-	-	-	-	57,618	2,495	60,113
Special Mention	-	-	-	-	-	-	5,622	190	5,812
Substandard	-	-	-	-	-	-	1,309	368	1,677
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial Lines of Credit	-	-	-	-	-	-	64,549	3,053	67,602
Other Commercial and Industrial:
Pass	14,141	20,814	14,160	4,186	3,987	14,609	6,022	-	77,919
Special Mention	2,640	2,220	65	258	34	-	-	-	5,217
Substandard	-	132	1,041	-	312	4,398	-	-	5,883
Doubtful	-	328	24	429	-	-	-	-	781
Total Other Commercial and Industrial	16,781	23,494	15,290	4,873	4,333	19,007	6,022	-	89,800
Paycheck Protection Program Loans
Pass	-	-	-	-	113	-	-	-	113
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Paycheck Protection Program Loans	-	-	-	-	113	-	-	-	113
Tax Exempt Loans
Pass	87	-	-	-	94	4,363	-	-	4,544
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Tax Exempt Loans	87	-	-	-	94	4,363	-	-	4,544

								Revolving
	Term Loans By Origination Year						Revolving	loans converted
(In thousands)	2024	2023	2022	2021	2020	Prior	Loans	to term loans	Total
1-4 family first-lien residential mortgages:
Pass	$11,085	$15,922	$29,167	$48,525	$35,973	$107,571	$-	$-	$248,243
Special Mention	-	-	-	-	554	473	-	-	1,027
Substandard	-	-	-	91	207	713	-	-	1,011
Doubtful	-	-	-	-	152	940	-	-	1,092
Total 1-4 family first-lien residential mortgages	11,085	15,922	29,167	48,616	36,886	109,697	-	-	251,373
Construction:
Pass	4,864	-	-	-	-	-	-	-	4,864
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Construction	4,864	-	-	-	-	-	-	-	4,864
Home Equity and Junior Liens:
Pass	6,113	4,092	3,181	2,906	1,692	11,807	20,352	706	50,849
Special Mention	-	-	-	-	-	75	20	-	95
Substandard	-	-	-	12	-	320	657	6	995
Doubtful	-	-	-	-	-	-	-	9	9
Total Home Equity and Junior Liens	6,113	4,092	3,181	2,918	1,692	12,202	21,029	721	51,948
Other Consumer:
Pass	4,475	58,818	3,908	2,021	1,031	2,305	-	-	72,558
Special Mention	2	2	20	5	24	13	-	-	66
Substandard	-	-	10	76	-	-	-	-	86
Doubtful	-	-	-	-	-	-	-	-	-
Total Other Consumer	4,477	58,820	3,938	2,102	1,055	2,318	-	-	72,710
Net Deferred Loan Fees	(462)	18	(171)	(197)	(70)	(705)	-	-	(1,587)
Total Loans	$88,906	$158,192	$130,008	$113,145	$72,006	$261,355	$91,600	$3,774	$918,986

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

An age analysis of loans, not including net deferred loan costs, segregated by portfolio segment and class of loans, as of December 31, 2024 and 2023, are detailed in the following tables:

	As of December 31, 2024

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,262	$805	$3,162	$6,229	$245,144	$251,373
Construction	-	-	-	-	4,864	4,864
Loans held-for-sale	-	-	-	-	-	-
Total residential mortgage loans	2,262	805	3,162	6,229	250,008	256,237
Commercial loans:
Real estate	1,110	2,086	10,261	13,457	364,162	377,619
Lines of credit	953	28	1,448	2,429	65,173	67,602
Other commercial and industrial	3,022	366	6,503	9,891	79,909	89,800
Paycheck Protection Program loans	-	-	-	-	113	113
Tax exempt loans	-	-	-	-	4,544	4,544
Total commercial loans	5,085	2,480	18,212	25,777	513,901	539,678
Consumer loans:
Home equity and junior liens	584	329	414	1,327	50,621	51,948
Other consumer	912	560	296	1,768	70,942	72,710
Total consumer loans	1,496	889	710	3,095	121,563	124,658
Total loans	$8,843	$4,174	$22,084	$35,101	$885,472	$920,573

	As of December 31, 2023

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,462	$2,269	$1,770	$5,501	$252,103	$257,604
Construction	-	-	-	-	1,355	1,355
Total residential mortgage loans	1,462	2,269	1,770	5,501	253,458	258,959
Commercial loans:
Real estate	5,385	196	5,053	10,634	348,073	358,707
Lines of credit	180	-	924	1,104	70,965	72,069
Other commercial and industrial	5,347	322	6,340	12,009	77,794	89,803
Paycheck Protection Program loans	-	-	-	-	158	158
Tax exempt loans	-	-	-	-	3,430	3,430
Total commercial loans	10,912	518	12,317	23,747	500,420	524,167
Consumer loans:
Home equity and junior liens	210	29	192	431	34,427	34,858
Other consumer	984	383	2,948	4,315	75,482	79,797
Total consumer loans	1,194	412	3,140	4,746	109,909	114,655
Total loans	$13,568	$3,199	$17,227	$33,994	$863,787	$897,781

Nonaccrual loans as of December 31, 2024 and 2023, segregated by class of loan, were as follows:

	December 31, 2024
(In thousands)	Nonaccrual Loans	Nonaccrual loans without related allowance for credit loss	Recognized interest income
Residential mortgage loans:
1-4 family first-lien residential mortgages	$3,162	$641	$102
Total residential mortgage loans	3,162	641	102
Commercial loans:
Real estate	10,261	4,537	302
Lines of credit	1,448	1,255	81
Other commercial and industrial	6,503	1,921	258
Total commercial loans	18,212	7,713	641
Consumer loans:
Home equity and junior liens	414	-	10
Other consumer	296	-	21
Total consumer loans	710	-	31
Total nonaccrual loans	$22,084	$8,354	$774

	December 31, 2023
(In thousands)	Nonaccrual Loans	Nonaccrual loans without related allowance for credit loss	Recognized interest income
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,770	$69	$43
Total residential mortgage loans	1,770	69	43
Commercial loans:
Real estate	5,053	3,058	109
Lines of credit	924	-	52
Other commercial and industrial	6,340	4,079	164
Total commercial loans	12,317	7,137	325
Consumer loans:
Home equity and junior liens	192	-	2
Other consumer	2,948	1,207	9
Total consumer loans	3,140	1,207	11
Total nonaccrual loans	$17,227	$8,413	$379

There were no loans past due ninety days or more and still accruing interest at December 31, 2024 or 2023.

Loans Modified With Borrowers Experiencing Financial Difficulty

When the Company modifies a loan with a borrower experiencing financial difficulty, a potential impairment is analyzed either based on the present value of the expected future cash flows discounted at the interest rate of the original loan terms or the fair value of the collateral less costs to sell. If it is determined that the value of the loan is less than its recorded investment, then impairment is recognized as a component of the provision for credit losses, an associated increase to the allowance for credit losses or as a charge-off to the allowance for credit losses in the current period.

Because the effect of most loan modifications made with borrowers experiencing financial difficulty is already included in the allowance for credit losses, a change to the allowance for credit losses is generally not recorded upon modification. In some cases, the Company will modify a certain loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession such as an interest rate reduction, may be granted. Nonaccrual loans that are modified will remain on nonaccrual status, but may move to accrual status after they have performed according to the modified terms for a period of time of at least six months.

The financial impact of commercial real estate loan modifications made to borrowers experiencing financial difficult during the twelve months ended December 31, 2024 related to one borrower and granted a maturity extension of 48 months. The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The payment status of modified loans were current during the twelve months ending 2024. There were no modifications granted to borrowers experiencing financial difficulty for the period ended December 31, 2023.

The following table presents the amortized cost basis of loans at December 31, 2024 and 2023 that were experiencing financial difficulty and modified, by class and by type of modification.

	As of December 31, 2024
(In thousands)	Term Extension	Total Class of Receivable
Residential mortgage loans	$-	0%
Commercial real estate	2,096	1%
Commercial lines of credit	-	-
Commercial and industrial	-	-
Home equity and consumer	-	-
Total	$2,096	1%

	As of December 31, 2023
(In thousands)	Term Extension	Total Class of Receivable
Residential mortgage loans	$-	0%
Commercial real estate	-	-
Commercial lines of credit	-	-
Commercial and industrial	-	-
Home equity and consumer	-	-
Total	$-	0%

Collateral Dependent Loans

The Company has certain individually evaluated loans for which repayment is dependent upon the operation or sale of collateral. The underlying collateral can vary based upon the type of loan. The following provides more detail about the types of collateral that secure collateral dependent loans:

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

The following table details the amortized cost of collateral dependent loans as of December 31, 2024 and 2023:

(In thousands)	December 31, 2024	December 31, 2023
Commercial and industrial	$7,478	$7,788
Commercial real estate	8,591	11,814
Residential (1-4 family) first mortgages	374	699
Home equity loans and lines of credit	528	680
Consumer loans	67	-
Total loans	$17,038	$20,981

NOTE 6: ALLOWANCE FOR CREDIT LOSSES

As discussed in Note 1, on January 1, 2023, the Bank adopted ASC 326, Financial Instruments-Credit Losses, and accounts for its allowance for credit losses on loans in accordance with the CECL methodology.

Changes in the allowance for credit losses for the year ended December 31, 2024 and 2023, and information pertaining to the allocation of the allowance for credit losses and balances of the allowance for credit losses and loans receivable based on individual and collective impairment evaluation by loan portfolio class at the indicated dates, are summarized in the tables below. An allocation of a portion of the allowance to a given portfolio class does not limit the Company’s ability to absorb losses in another portfolio class.

	December 31, 2024
	1-4 family
	first-lien				Other	Paycheck
	residential		Commercial	Commercial	commercial	Protection
(In thousands)	mortgage	Construction	real estate	lines of credit	and industrial	Program
Allowance for credit losses:
Beginning Balance	$1,608	$858	$5,751	$1,674	$3,281	$-
Charge-offs	(47)	-	(1,119)	(1,918)	(3,436)	-
Recoveries	34	-	21	47	22	-
Provisions (credits)	(128)	(266)	2,093	946	3,012	-
Ending balance	$1,467	$592	$6,746	$749	$2,879	$-
Ending balance: related to loans individually evaluated	$42	$-	$853	$154	$1,165	$-
Ending balance: related to loans collectively evaluated	$1,425	$592	$5,893	$595	$1,714	$-
Loans receivables:
Ending balance	$251,373	$4,864	$377,619	$67,602	$89,800	$113
Ending balance: individually evaluated	$1,175	$-	$10,636	$1,409	$6,169	$-
Ending balance: collectively evaluated	$250,198	$4,864	$366,983	$66,193	$83,631	$113

		Home equity	Other
	Tax exempt	and junior liens	consumer	Total
Allowance for credit losses:
Beginning Balance	$1	$657	$2,145	$15,975
Charge-offs	-	(117)	(3,546)	(10,183)
Recoveries	-	1	220	345
Provisions	3	174	5,272	11,106
Ending balance	$4	$715	$4,091	$17,243
Ending balance: related to loans individually evaluated	$-	$204	$67	$2,485
Ending balance: related to loans collectively evaluated	$4	$511	$4,024	$14,758
Loans receivables:
Ending balance	$4,544	$51,948	$72,710	$920,573
Ending balance: individually evaluated	$-	$555	$67	$20,011
Ending balance: collectively evaluated	$4,544	$51,393	$72,643	$900,562

	December 31, 2023
	1-4 family
	first-lien				Other	Paycheck
	residential		Commercial	Commercial	commercial	Protection
(In thousands)	mortgage	Construction	real estate	lines of credit	and industrial	Program
Allowance for credit losses:
Beginning Balance	$714	$-	$5,881	$3,990	$2,944	$-
Adoption of ASC 326	1,396	969	(1,744)	95	10
Charge-offs	(121)	-	-	(1,247)	(2,862)	-
Recoveries	1	-	23	2	211	-
Provisions (credits)	(382)	(111)	1,591	(1,166)	2,978	-
Ending balance	$1,608	$858	$5,751	$1,674	$3,281	$-
Ending balance: related to loans individually evaluated	$138	$-	$969	$844	$1,617	$-
Ending balance: related to loans collectively evaluated	$1,470	$858	$4,782	$830	$1,664	$-
Loans receivables:
Ending balance	$257,604	$1,355	$358,707	$72,069	$89,803	$158
Ending balance: individually evaluated	$1,675	$-	$12,314	$1,139	$6,749	$-
Ending balance: collectively evaluated	$255,929	$1,355	$346,393	$70,930	$83,054	$158

		Home equity	Other
	Tax exempt	and junior liens	consumer	Total
Allowance for credit losses:
Beginning Balance	$3	$741	$1,046	$15,319
Adoption of ASC 326	14	(97)	1,243	1,886
Charge-offs	-	(5)	(341)	(4,576)
Recoveries	-	-	118	355
Provisions	(16)	18	79	2,991
Ending balance	$1	$657	$2,145	$15,975
Ending balance: related to loans individually evaluated	$-	$148	$-	$3,716
Ending balance: related to loans collectively evaluated	$1	$509	$2,145	$12,259
Loans receivables:
Ending balance	$3,430	$34,858	$79,797	$897,781
Ending balance: individually evaluated	$-	$710	$-	$22,587
Ending balance: collectively evaluated	$3,430	$34,148	$79,797	$875,194

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

As of December 31, the allocation of the allowance for credit losses summarized on the basis of the Company’s CECL calculation methodology was as follows:

	December 31, 2024
	1-4 family
	first-lien				Other
	residential		Commercial	Commercial	commercial
(In thousands)	mortgage	Construction	real estate	lines of credit	and industrial
Individually evaluated	$42	$-	$853	$154	$1,165
Historical loss rate	1,474	592	2,779	126	1,032
Qualitative factors	(49)	-	3,114	469	682
Total	$1,467	$592	$6,746	$749	$2,879

		Home equity	Other
	Tax exempt	and junior liens	consumer	Total
Individually evaluated	$-	$416	$3,774	$6,404
Historical loss rate	4	278	285	6,570
Qualitative factors	-	21	32	4,269
Total	$4	$715	$4,091	$17,243

	December 31, 2023
	1-4 family
	first-lien				Other
	residential		Commercial	Commercial	commercial
(In thousands)	mortgage	Construction	real estate	lines of credit	and industrial
Individually evaluated	$137	$-	$969	$844	$1,617
Historical loss rate	1,537	674	2,645	209	1,026
Qualitative factors	(66)	184	2,137	621	638
Total	$1,608	$858	$5,751	$1,674	$3,281

		Home equity	Other
	Tax exempt	and junior liens	consumer	Total
Individually evaluated	$-	$458	$1,817	$5,842
Historical loss rate	1	190	307	6,589
Qualitative factors	-	9	21	3,544
Total	$1	$657	$2,145	$15,975

The following table summarizes all activity related to the ACL from December 31, 2023 to December 31, 2024 and to the recorded PCL for year ended December 31, 2024:

ACL - Loans	Reserves as of December 31, 2023	2024 Charge-Offs	2024 Recoveries	2024 PCL	Reserves as of Dec 31, 2024
Individually evaluated	$3,716	$(6,571)	$5	$5,335	$2,485
Overdraft	364	(192)	66	(238)	-
Pooled - quantitative	6,203	(374)	184	557	6,570
Pooled - qualitative	3,566	-	-	703	4,269
Purchased	2,126	(3,046)	90	4,749	3,919
Total ACL - Loans	$15,975	$(10,183)	$345	$11,106	$17,243

ACL - Held-To-Maturity	352	-	-	(95)	257

Other Liabilities - Unfunded Commitments	589	-	-	(38)	550
Total ACL	$16,916	$(10,183)	$345	$10,973	$18,050

NOTE 7: SERVICING

Loans serviced for others are not included in the accompanying Consolidated Statements of Condition. At December 31, 2024 and 2023, the Bank serviced 527 and 518 residential mortgage loans for others, respectively. The unpaid principal balances of mortgage loans serviced for others were $55.0 million and $54.5 million at December 31, 2024 and 2023, respectively. The balance of capitalized servicing rights included in other assets at December 31, 2024 and 2023, was $289,000 and $330,000, respectively.

The following summarizes mortgage servicing rights capitalized and amortized:

(In thousands)	2024	2023
Mortgage servicing rights capitalized	$50	$46
Mortgage servicing rights amortized	91	84

NOTE 8: PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31 is as follows:

(In thousands)	2024	2023
Land	$2,661	$2,661
Buildings	20,916	20,784
Furniture, fixtures and equipment	19,471	17,889
Construction in progress	956	758
	44,004	42,092
Less: Accumulated depreciation	24,995	23,651
	$19,009	$18,441

Depreciation expense in 2024 and 2023 was $1.3 million and $1.4 million, respectively.

NOTE 9: FORECLOSED REAL ESTATE

A summary of foreclosed real estate at December 31 is as follows:

(Dollars in thousands)	Number of properties	December 31, 2024	Number of properties	December 31, 2023
Foreclosed real estate	-	$-	4	$151

At December 31, 2024 and 2023, the Company reported $1.2 million and $1.1 million, respectively, in real estate loans in the process of foreclosure.

NOTE 10: GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. Goodwill is not amortized, but is evaluated annually for impairment or between annual evaluations in certain circumstances. Management performs an annual assessment of the Company’s goodwill to determine whether or not any impairment of the carrying value may exist. There was no impairment of goodwill recorded during the years ended December 31, 2024, or 2023.

Of the $5.1 million of goodwill carried on the Company’s books as of December 31, 2024, $3.8 million of this amount was due to prior periods acquisitions of bank branches. Approximately $1.2 million of goodwill was established for the acquisition of the East Syracuse branch from Berkshire Bank, as described be in Note 25. During 2024, goodwill in the amount of $696,000 was disposed as a result of the sale of the FitzGibbons Agency.

Intangible Assets

In addition to goodwill, the Company recorded a core deposit intangible and a fair value premium as a result of the 2024 East Syracuse branch acquisition. Core deposit intangible (“CDI”) represents a premium paid to acquire the core deposits of an institution and is recorded as an intangible asset. In July 2024, a core deposit intangible of $6.3 million was established to be amortized on a straight-line basis over 10 years. For the year ended December 31, 2024, the Company recognized approximately $282,000 of amortization expense related to the CDI. The weighted average remaining amortization period of this intangible is 9.6 years.

The gross carrying amount and annual amortization for intangible assets are as follows:

	December 31,
(In thousands)	2024	2023
Gross carrying amount	$6,271	$243
Accumulated amortization	(282)	(158)
Intangible assets, net	$5,989	$85

The estimated amortization expense for each of the five succeeding years ended December 31, is as follows:

(In thousands)
2025	$627
2026	627
2027	627
2028	627
2029	627
Thereafter	2,854
Total	$5,989

The Company paid a deposit premium in the acquisition of the East Syracuse branch, which is included in the balance of time deposits on the balance sheet. In July 2024, a fair value premium was established for $543,000 to be accreted on a straight-line basis over 10 years. For the year ended December 31, 2024, the Company recognized approximately $25,000 of accretion related to the fair value premium. The weighted average remaining accretion period of this premium is 9.6 years.

The gross carrying amount and annual accretion for the fair value deposit premium are as follows:

	December 31,
(In thousands)	2024	2023
Gross carrying amount	$543	$-
Accumulated accretion	(25)	-
Net fair value premium	$518	$-

The estimated accretion income for each of the five succeeding years ended December 31, is as follows:

(In thousands)
2025	$54
2026	54
2027	54
2028	54
2029	54
Thereafter	248
Total	$518

As a result of the sale of the FitzGibbons Agency in 2024, an identifiable intangible asset with a carrying value of approximately $72,000 was disposed of. During the year ended December 31, 2024, approximately $12,000 of amortization expense was recognized relating to this intangible asset.

NOTE 11: DEPOSITS

A summary of deposits at December 31 is as follows:

(In thousands)	2024	2023
Savings accounts	$128,753	$113,543
Time accounts	360,716	377,570
Time accounts in excess of $250,000	142,473	95,272
Money management accounts	11,583	12,364
MMDA accounts	239,016	224,707
Demand deposit interest-bearing	101,080	119,321
Demand deposit noninterest-bearing	213,719	170,169
Mortgage escrow funds	7,184	7,121
Total Deposits	$1,204,524	$1,120,067

At December 31, 2024, the scheduled maturities of time deposits are as follows:

(In thousands)
Year of Maturity:
2025	$428,330
2026	64,258
2027	7,298
2028	2,299
2029	722
Thereafter	282
Total	$503,189

In addition to deposits obtained from its business operations within its target market areas, the Bank also obtains brokered deposits through various programs administered by IntraFi Network and through other unaffiliated third-party financial institutions. As of December 31, brokered and nonbrokered deposits are summarized as follows:

	2024			2023
(In thousands)	Nonbrokered	Brokered	Total	Nonbrokered	Brokered	Total
Savings accounts	$128,753	$-	$128,753	$113,543	$-	$113,543
Time accounts	226,445	134,271	360,716	174,864	202,706	377,570
Time accounts of $250,000 or more	142,473	-	142,473	95,272	-	95,272
Money management accounts	11,583	-	11,583	12,364	-	12,364
MMDA accounts	239,016	-	239,016	224,707	-	224,707
Demand deposit interest-bearing	99,080	2,000	101,080	79,321	40,000	119,321
Demand deposit noninterest-bearing	213,719	-	213,719	170,169	-	170,169
Mortgage escrow funds	7,184	-	7,184	7,121	-	7,121
Total Deposits	$1,068,253	$136,271	$1,204,524	$877,361	$242,706	$1,120,067

NOTE 12: BORROWED FUNDS

The composition of borrowings (excluding subordinated debt) at December 31 is as follows:

(In thousands)	2024	2023
Short-term:
FHLB advances	$61,000	$125,680
Total short-term borrowings	$61,000	$125,680
Long-term:
FHLB advances	$27,068	$49,919
Total long-term borrowings	$27,068	$49,919

The principal balances, interest rates and maturities of the outstanding long-term borrowings, all of which are at a fixed rate, at December 31, 2024 are as follows:

Term	Principal	Rates
(Dollars in thousands)
Advances with FHLB
Due within 1 year	$23,883	0.52 - 4.92%
Due within 2 years	3,185	0.67 - 4.96%
Total advances with FHLB	$27,068
Total long-term fixed rate borrowings	$27,068

At December 31, 2024, scheduled repayments of long-term debt are as follows:

(In thousands)
2025	$23,883
2026	3,185
Total	$27,068

The Company has access to FHLBNY advances, under which it can borrow at various terms and interest rates. Residential mortgage loans with a carrying value of $113.8 million, securities with a carrying value of $82.1 million and FHLB stock with a carrying value of $4.6 million have been pledged by the Company under a blanket collateral agreement to secure the Company’s borrowings at December 31, 2024. The total outstanding indebtedness under borrowing facilities with the FHLB cannot exceed the total value of the assets pledged under the blanket collateral agreement. The Company has a $34.3 million line of credit available at December 31, 2024 with the Federal Reserve Bank of New York through its Discount Window and has pledged various corporate and municipal securities against the line. The Company has $15.0 million in lines of credit available with two other correspondent banks. $10.0 million of that line of credit is available on an unsecured basis and the remaining $5.0 million must be collateralized with investment securities. Interest on the lines is determined at the time of borrowing.

NOTE 13: SUBORDINATED DEBT AND TRUST PREFERRED SECURITIES

On October 14, 2020, the Company executed a private placement of $25.0 million of its 5.50% Fixed to Floating Rate non-amortizing Subordinated Debt (the “2020 Subordinated Debt”) to certain qualified institutional investors. The 2020 Subordinated Debt has a maturity date of October 15, 2030 and initially bears interest, payable semi-annually, at a fixed annual rate of 5.50% per annum until October 15, 2025. Commencing on that date, the interest rate applicable to the outstanding principal amount due will be reset quarterly to an interest rate per annum equal to the then current three month Secured Overnight Financing Rate ("SOFR") plus 532 basis points, payable quarterly until maturity. The Company may redeem the 2020 Subordinated Debt at par, in whole or in part, at its option, any time after October 15, 2025 (the first redemption date). The 2020 Subordinated Debt is senior in the Company’s credit repayment hierarchy only to the Company’s common equity and preferred stock and, and any future senior indebtedness and is intended to qualify as Tier 2 capital for regulatory capital purposes for the Company. The Company paid $783,000 in origination and legal fees as part of this transaction. These fees will be amortized over the life of the 2020 Subordinated Debt through its first redemption date using the effective interest method, giving rise to an effective cost of funds of 6.22% from the issuance date calculated under this method. Accordingly, interest expense related to this indebtedness of $1.6 million was recorded in both years ended December 31, 2024 and December 31, 2023.

The Company has a non-consolidated subsidiary trust, Pathfinder Statutory Trust II (the "Trust"), of which the Company owns 100% of the common equity. The Trust issued $5,000,000 of 30-year floating rate Company-obligated pooled capital securities of Pathfinder Statutory Trust II (“Floating-Rate Debentures”). The Company borrowed the proceeds of the capital securities from the Trust by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms. The capital securities mature in 2037 and are treated as Tier 1 capital by the FDIC and FRB. The capital securities of the Trust are a pooled trust preferred fund of Preferred Term Securities VI, Ltd., whose interest rate resets quarterly, and are indexed to the 3-month Secured Overnight Funding Rate ("SOFR") plus 1.91%. These securities have a five-year call provision. The Company paid $373,000 and $361,000 in interest expense related to this issuance in 2024 and 2023, respectively. The Company guarantees all of these securities.

The Company's equity interest in the Trust is included in other assets on the Consolidated Statements of Financial Condition at December 31, 2024 and 2023. For regulatory reporting purposes, the Federal Reserve Board has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them.

The composition of subordinated debt at December 31 is as follows:

(In thousands)	2024	2023
Subordinated debt
Junior subordinated debenture	$5,155	$5,155
Subordinated debt	25,000	25,000
Deferred financing charges	(48)	(241)
Total subordinated debt	$30,107	$29,914

The principal balances, interest rates and maturities of the subordinated debt at December 31, 2024 are as follows:

Term	Principal	Rates
(Dollars in thousands)
Subordinated debt:
Due within 6 years	$25,000	5.50%
Due within 13 years	5,155	3-Month SOFR + 1.91%
Total subordinated debt	$30,155

Scheduled repayments of the subordinated debt at December 31, 2024 are as follows:

(In thousands)
2025	$25,000
2026	-
2027	-
2028	-
2029	-
Thereafter	5,155
Total	$30,155

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

The following tables set forth the changes in the plans’ benefit obligations, fair value of plan assets and the plans’ funded status as of and for the years ended December 31:

	Pension Benefits		Postretirement Benefits
(In thousands)	2024	2023	2024	2023
Change in benefit obligations:
Benefit obligations at beginning of year	$9,586	$9,442	$120	$136
Service cost	-	-	-	-
Interest cost	556	562	7	8
Plan participants' contribution	-	-	6	5
Actuarial (gain) loss	(343)	214	9	(7)
Benefits paid	(452)	(632)	(19)	(22)
Benefit obligations at end of year	9,347	9,586	123	120
Change in plan assets:
Fair value of plan assets at beginning of year	17,108	16,311	-	-
Actual return on plan assets	639	1,429	-	-
Benefits paid	(452)	(632)	(19)	(22)
Plan participants' contribution	-	-	6	5
Employer contributions	-	-	13	17
Fair value of plan assets at end of year	17,295	17,108	-	-
Funded (unfunded) status - asset (liability)	$7,948	$7,522	$(123)	$(120)

The funded status of the pension was recorded within other assets on the statement of condition. The unfunded status of the postretirement plan is recorded within other liabilities on the statement of condition.

Amounts recognized in accumulated other comprehensive loss as of December 31 are as follows:

	Pension Benefits		Postretirement Benefits
(In thousands)	2024	2023	2024	2023
Net loss (gain)	$2,782	$2,909	$(86)	$(103)
Tax Effect	727	760	(22)	(27)
	$2,055	$2,149	$(64)	$(76)

Gains and losses in excess of 10% of the greater of the benefit obligation or the fair value of assets are amortized over the average remaining service period of active participants.

The Company utilized the actual projected cash flows of the participants in both plans for the years ended December 31, 2024 and December 31, 2023. The following points address the approach taken.

1.
An analysis of the defined benefit pension plan’s expected future cash flows and high-quality fixed income investments currently available and expected to be available during the period to maturity of the pension benefits yielded a single discount rate of 6.32% at December 31, 2024.
2.
An analysis of the postretirement health plan’s expected future cash flows and high-quality fixed-income investments currently available and expected to be available during the period to maturity of the retiree medical benefits yielded a single discount rate of 6.32% at December 31, 2024.

3.
Each discount rate was developed by matching the expected future cash flows of the Bank to high quality bonds. Every bond considered has earned ratings of at least AA by Fitch Group, AA by Standard & Poor’s, or Aa2 by Moody’s Investor Services.

The accumulated benefit obligation for the defined benefit pension plan was $9.3 million and $9.6 million at December 31, 2024 and 2023, respectively. The postretirement plan had an accumulated benefit obligation of $123,000 and $120,000 at December 31, 2024 and 2023, respectively.

The significant assumptions used in determining the benefit obligations as of December 31, are as follows:

	Pension Benefits		Postretirement Benefits
	2024	2023	2024	2023
Weighted average discount rate	6.32%	5.94%	6.32%	5.94%
Rate of increase in future compensation levels	-	-	-	-

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plan. The annual rate of increase in the per capita cost of covered medical benefits for future years was assumed to be 5.0% for 2025, gradually decreasing to 4.0% in 2075 and remain at that level thereafter. For covered prescription drug benefits, the annual rate of increase in the per capita cost for future years was assumed to be 4.0% for 2025. This rate was assumed to increase gradually to 5.0% in 2029 and subsequently grade down to 4.0% by 2075, remaining at that level thereafter.

The composition of the net periodic benefit plan (benefit) cost for the years ended December 31 is as follows:

	Pension Benefits		Postretirement Benefits
(In thousands)	2024	2023	2024	2023
Service cost	$-	$-	$-	$-
Interest cost	556	562	7	8
Expected return on plan assets	(1,013)	(965)	-	-
Amortization of transition obligation	-	-	-	-
Amortization of net losses/(gains)	158	229	(3)	(2)
Amortization of unrecognized past service liability	-	-	(5)	(5)
Net periodic benefit plan (benefit) cost	$(299)	$(174)	$(1)	$1

The significant assumptions used in determining the net periodic benefit plan cost for years ended December 31, were as follows:

	Pension Benefits		Postretirement Benefits
	2024	2023	2024	2023
Weighted average discount rate	5.94%	6.09%	5.94%	6.09%
Expected long term rate of return on plan assets	6.00%	6.00%	-	-
Rate of increase in future compensation levels	-	-	-	-

The long term rate of return on assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 6.5% to 8.5% and 2.0% to 4.0%, respectively. The long-term inflation rate was estimated to be 2.5%. When these overall return expectations are applied to the plan’s target allocation, the expected rate of return was determined to be in the range of 5.0% to 7.0%. Management chose to use a 6.0% expected long-term rate of return in 2024 and a 6.0% expected long-term rate of return in 2025 reflecting current economic conditions and expected rates of return. Based on the $17.3 million fair value of plan assets at December 31, 2024, each 50 basis point decrease in the expected long-term rate of return would reduce after tax net income at a 2025 expected state and federal combined statutory tax rate of 26.1% by approximately $64,000.

The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit plan income during 2025 is $142,000. The estimated amortization of the unrecognized transition obligation and actuarial income for the postretirement health plan in 2025 is $2,000. The expected net periodic benefit plan benefit for 2025 is estimated to be $305,000 for both retirement plans in aggregate.

Plan assets are invested in a diversified investment portfolio with the overall long-term investment objective of maintaining plan assets at a level that will sufficiently cover long-term obligations and generating a return on plan assets that will meet or exceed the rate at which long-term obligations will grow. The long-term objective for the assets under this policy is to achieve after fees and expenses, an average annual return of 6% over the expected holding period of this portfolio. The moderate portfolio objective combines both preservation of capital and moderate risk taking. This supports a diversified portfolio that incorporates equities, fixed income, cash, and potentially alternatives.

As of year-end, the portfolio holds a diversified mix of U.S., non-U.S., and global equity ETFs. The portfolio also holds both individual bonds and bond ETFs. The fixed income allocation skews toward higher credit quality, with a focus on producing total return as well as hedging some of the liabilities to mitigate funded status volatility

Pension plan assets measured at fair value are summarized below:

	At December 31, 2024

(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Asset Category:
Mutual Funds - Equity
Large-cap (a)	$3,906	$-	$-	$3,906
Mid-cap / Small-cap (a)	886	-	-	886
International Equity (a)	2,234	-	-	2,234
Other (a)	213	-	-	213
Equity -Total	7,239	-	-	7,239
Fixed Income Funds
Government Securities (b) (c)	5,921	1,210	-	7,131
Corporate Bonds and other debt securities (d) (e)	490	2,283	-	2,773
Fixed Income-Total	6,411	3,493	-	9,904
Cash Equivalents (f) (g)	145	7	-	152
Total	$13,795	$3,500	$-	$17,295
a)
This category includes exchange-traded funds representing equity markets.
b)
This category includes nominal U. S Treasuries.
c)
This category includes U.S. Agencies.
d)
This category includes exchange traded funds with fixed income as the underlying exposure.
e)
This category includes investment grade corporate bonds and taxable municipal bonds.
f)
This category includes cash and a fully collateralized money market fund.
g)
This category includes ex-dividends that will be paid in cash.

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

For the fiscal year ending December 31, 2025, the Company expects to contribute approximately $15,000 to the postretirement plan.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from both retirement plans for the years ending December 31:

	Pension	Postretirement
(In thousands)	Benefits	Benefits	Total
Years ending December 31:
2025	$500	$15	$515
2026	615	14	629
2027	633	13	646
2028	691	13	704
2029	704	12	716
Thereafter	3,706	54	3,760
Total	$6,849	$121	$6,970

The Company also offers a 401(k) plan to its employees. Contributions to this plan by the Company were $488,000 and $449,000 for 2024 and 2023, respectively. In addition, the Company made $392,000 and $349,000 of safe harbor contributions to the plan in 2024 and 2023, respectively.

The Company maintains optional deferred compensation plans for its directors and certain executive officers, whereby fees and income normally received are deferred and paid by the Company based upon a payment schedule commencing between the ages of 65 and 70 and continuing monthly for 10 years. At December 31, 2024 and 2023, other liabilities on the accompanying Consolidated Statements of Condition include approximately $3.4 million and $3.3 million, respectively, relating to deferred compensation. Deferred compensation expense for the years ended December 31, 2024 and 2023 amounted to approximately $347,000 and $341,000, respectively.

To assist in the funding of the Company’s benefits under the supplemental executive retirement plan and deferred compensation plans, the Company is the owner of single premium life insurance policies on selected participants. At December 31, 2024 and 2023, the cash surrender values of these policies were $24.7 million and $24.6 million, respectively.

The Bank adopted a Defined Contribution Supplemental Executive Retirement Plan (the “SERP”), effective January 1, 2014. The SERP benefits certain key senior executives of the Bank who are selected by the Board to participate, including our named executive officers. The SERP is intended to provide a benefit from the Bank upon retirement, death, disability or voluntary or involuntary termination of service (other than “for cause”), subject to the requirements of Section 409A of the Internal Revenue Code. Accordingly, the SERP obligates the Bank to make a contribution to each executive’s account on the last business day of each calendar year. In addition, the Bank, may, but is not required to, make additional discretionary contributions to the executive’s accounts from time to time. All executives currently participating in the plan, including the named executive officers, are fully vested in the Bank’s contribution to the plan. In the event the executive is terminated involuntarily or resigns for good reason within 24 months following a change in control, the Bank is required to make additional annual contributions the lesser of: (1) three years or (2) the number of years remaining until the executive’s benefit age, subject to potential reduction to avoid an excess parachute payment under Code Section 280G. In the event of the executive’s death, disability or termination within 24 months after a change in control, the executive’s account will be paid in a lump sum to the executive or his beneficiary, as applicable. In the event the executive is entitled to a benefit from the SERP due to retirement or other termination of employment, the benefit will be paid either in a lump sum or in 10 annual installments as detailed in his or her participant agreement. At December 31, 2024 and 2023, other liabilities on the accompanying Consolidated Statements of Condition included $694,000 accrued under this plan.

NOTE 15: Stock Based Compensation PlanS

In May 2016, the Board of Directors of the Company approved the grant of stock option awards to its directors, executive officers, senior officers and officers under the 2016 Equity Incentive Plan that was approved at the Annual Meeting of Shareholders on May 4, 2016 when 263,605 shares were authorized for award.

Activity in the stock option plans is as follows:

	Options Outstanding		Shares Exercisable
	Number of	Weighted Average	Number of	Weighted Average
(Shares in thousands)	Shares	Exercise Price	Shares	Exercise Price
Outstanding at January 1, 2023	223	$10.94	200	$10.98
Granted	-	-	-	-
Newly vested	-	-	23	10.63
Exercised	(58)	-	(58)	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2023	165	$11.01	165	$11.01
Granted	-	$-	-	$-
Newly vested	-	-	-	-
Exercised	(26)	-	(26)	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2024	139	$11.00	139	$11.00

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options prior to the expiration date. The intrinsic value can change based on fluctuations in the market value of the Company’s stock. The intrinsic value of the stock options was $902,000 and $491,000 at December 31, 2024 and December 31, 2023, respectively.

At December 31, 2024 and 2023, the average remaining contractual life of outstanding options and shares exercisable was 2.7 years and 3.5 years, respectively.

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

In September 2020, the Board of Directors of the Company approved the grant of 1,000 restricted stock units to one officer. The units are fully vested.

In October 2020, the Board of Directors of the Company approved the grant of 17,801 restricted stock units to three senior officers and four officers. The units are fully vested.

In June 2024, the Pathfinder Bancorp, Inc. 2024 Equity Incentive Plan (the “2024 Equity Incentive Plan”) was approved at the Company's 2024 Annual Meeting. The 2024 Equity Incentive Plan authorized the issuance of up to 300,000 shares of common stock pursuant to grants of stock options, restricted stock, and restricted stock units to our senior executive officers, directors, key management, and other employees. Stock options granted under the plan may vest based on performance measures or time-based criteria, as determined by the Compensation Committee. The exercise price for stock options will be set at the fair market value on the date of the grant, and they will have an exercise period of up to 10 years. Restricted stock and restricted stock units granted to senior executive officers and key employees may also vest based on performance measures or continuous service, with at least 95% of the awards vesting no earlier than one year after the grant date. Dividends on restricted stock awards will be distributed only after the shares vest. In January 2025, a total of 125,000 restricted stock units were granted to senior executive officers to vest at a rate of 25% per year commencing January 31, 2026, and 175,000 shares remain available for future issuance under the 2024 Equity Incentive Plan.

The compensation expense of the stock option awards and restricted stock units is based on the fair value of the instruments on the date of grant. The Company did not record any Stock Option or RSU related compensation expense for the year ended December 31, 2024, compared to $92,000 recorded in compensation expense for the year ended December 31, 2023.

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

The ESOP loan from the Company had a ten year term ended September 30, 2024, and was being repaid in equal payments of principal and interest under a fixed rate of interest equal to 3.25% which was the prime rate of interest on the date of the closing of the offering. This ESOP loan from the Company, also referred to as an internally leveraged ESOP, does not appear as a liability on the Company’s Consolidated Statements of Condition as of December 31, 2024 in accordance with ASC 718-40-25-9d, Compensation - Stock Compensation.

In accordance with the payment of principal on the loan, a proportionate number of shares are allocated to the employees over the ten year time horizon of the loan. Participants’ vesting interest in the shares of Company stock is at the rate of 20% per year. Compensation expense is recorded based on the number of shares released to the participants times the average market value of the Company’s stock over that same period. Dividends on unallocated shares, recorded as compensation expense on the income statement, are made available to the participants' account. The Company recorded $247,000 and $379,000 in compensation expense in 2024 and 2023, respectively, including $2,000 and $10,000 for dividends on unallocated shares in these same time periods. At September 30, 2024, the ESOP reached maturity status. As of December 31, 2024, all ESOP shares were earned and allocated.

NOTE 17: Income Taxes

The provision for (benefit from) income taxes for the years ended December 31, is as follows:

(In thousands)	2024	2023
Current	$749	$2,729
Deferred	(417)	(367)
Total provision for income taxes	$332	$2,362

The provision for income taxes includes the following

(In thousands)	2024	2023
Federal Income Tax	$166	$2,295
State Income Tax	166	67
Total provision for income taxes	$332	$2,362

The components of the net deferred tax asset (liability), included in other assets on the accompanying Consolidated Statements of Condition as of December 31, are as follows:

(In thousands)	2024	2023
Assets:
Deferred compensation	$1,120	$1,102
Allowance for credit losses	4,720	4,423
Postretirement benefits	32	31
Subordinated debt interest	82	58
Loan origination fees	415	150
Investment securities	2,671	2,676
Stock-based compensation	35	37
Lease Liabilities	416	447
Other	871	466
Total	10,362	9,390
Liabilities:
Prepaid pension	(2,077)	(1,966)
Derivative instruments	(146)	(17)
Depreciation	(1,857)	(1,675)
Accretion	(420)	(214)
Intangible assets	(982)	(1,004)
Mortgage servicing rights	(76)	(86)
Right-of-use assets	(363)	(398)
Prepaid expenses and transaction fees	(257)	(101)
Total	(6,178)	(5,461)
Net deferred tax asset	$4,184	$3,929

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the statutory carry back period. A valuation allowance is provided when it is more likely than not that some portion, or all of the deferred tax assets, will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income and the projected future level of taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Management determined there was no valuation allowance needed as of December 31, 2024 or 2023.

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

In 2024, the Company’s effective tax rate was 8.9%, as compared to 20.8% in 2023. A reconciliation of the federal statutory income tax rate of 21.0% to the effective income tax rate for the years ended December 31, is as follows:

	2024	2023
Federal statutory income tax rate	21.0%	21.0%
State tax, net of federal benefit	3.9	0.4
Tax-exempt interest income	(3.9)	(1.2)
Increase in value of bank owned life insurance less premiums paid	(0.4)	(1.1)
Death benefit from bank owned life insurance proceeds	(4.4)	-
Sale of subsidiary	(2.3)	-
Federal credits	(2.0)	(0.6)
Other	(3.0)	1.5
Effective income tax rate - Pathfinder Bancorp, Inc.	8.9%	20.0%
Noncontrolling interest	-	0.8
Effective income tax rate	8.9%	20.8%

NOTE 18: Commitments and Contingencies

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Condition. The contractual amount of those commitments to extend credit reflects the extent of involvement the Company has in this particular class of financial instrument. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of the instrument. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

At December 31, 2024 and 2023, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
(In thousands)	2024	2023
Commitments to grant loans	$41,283	$41,878
Unfunded commitments under lines of credit	187,681	157,150
Unfunded commitments related to construction loans in progress	1,668	4,342
Standby letters of credit	2,359	1,657

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include residential real estate and income-producing commercial properties. Loan commitments outstanding at December 31, 2024 with variable interest rates and fixed interest rates were approximately $194.7 million and $35.2 million, respectively. These outstanding loan commitments carry current market rates.

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

NOTE 19: Dividends and Restrictions

The Company's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Company. In addition to state law requirements and the capital requirements discussed in Note 20, regulatory matters, regulations and policies limit the circumstances under which the Bank may pay dividends. The amount of retained earnings legally available under these regulations approximated $30.6 million as of December 31, 2024. Dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements or below the Liquidation Account established following the Conversion in 2024. The Bank made dividend payments to the Company of $3.2 million and $-0- in the years ended December 31, 2024 and December 31, 2023, respectively.

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its banking operations. This strong capital position serves to support growth and expansion activities while at the same time exceeding regulatory standards. At December 31, 2024, the Bank met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 8%, Tier 1 common equity exceeding 6.5%, and a total risk-based capital ratio exceeding 10%.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The buffer is separate from the capital ratios required under the Prompt Corrective Action (“PCA”) standards. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum levels of the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity. The capital conservation buffer requirement is now fully implemented at 2.5% of risk-weighted assets. At December 31, 2024, the Bank exceeded all regulatory required minimum capital ratios, including the capital buffer requirements.

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

As of December 31, 2024, the Bank’s most recent notification from the FDIC categorized the Bank as “well-capitalized”, under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized”, the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

As noted above, the regulations also impose a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The buffer is separate from the capital ratios required under the Prompt Corrective Action (“PCA”) standards and imposes restrictions on dividend distributions and discretionary bonuses if the buffer is not met. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum levels of the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity. At December 31, 2024, the Bank exceeded all regulatory required minimum capital ratios, including the capital buffer requirements.

The Bank’s actual capital amounts and ratios as of December 31, 2024 and 2023 are presented in the following table.

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be "Well-Capitalized" Under Prompt Corrective Provisions		Minimum for Capital Adequacy With Buffer
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024:
Total Core Capital (to Risk-Weighted Assets)	$151,758	14.65%	$82,845	8.00%	$103,556	10.00%	$108,733	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$138,751	13.40%	$62,133	6.00%	$82,845	8.00%	$88,022	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$138,751	13.40%	$46,600	4.50%	$67,311	6.50%	$72,489	7.00%
Tier 1 Capital (to Assets)	$138,751	9.67%	$57,398	4.00%	$71,747	5.00%	$71,747	5.00%
As of December 31, 2023:
Total Core Capital (to Risk-Weighted Assets)	$155,922	15.05%	$82,860	8.00%	$103,575	10.00%	$108,753	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$142,927	13.80%	$62,145	6.00%	$82,860	8.00%	$88,038	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$142,927	13.80%	$46,609	4.50%	$67,324	6.50%	$72,502	7.00%
Tier 1 Capital (to Assets)	$142,927	10.11%	$56,548	4.00%	$70,685	5.00%	$70,685	5.00%

The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary bank that supports growth and expansion activities while at the same time exceeding regulatory standards. At December 31, 2024, the Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.

NOTE 21: INTEREST RATE DERIVATIVES

The Company is exposed to certain risks from both its business operations and changes in economic conditions. As part of managing interest rate risk, the Company enters into standardized interest rate derivative contracts (designated as hedging agreements) to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate hedging agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate hedging agreements are generally entered into with counterparties that meet established credit standards and the agreements contain master netting, collateral and/or settlement and escrow provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material at December 31, 2024. Interest rate hedging agreements are recorded at fair value as other assets or liabilities. The Company had no material derivative contracts not designated as hedging agreements at December 31, 2024 or December 31, 2023.

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

The Company records various hedges in the Consolidated Statement of Condition at fair value. The Company’s accounting treatment for these derivative instruments is based on the instruments' hedge designation determined at the inception of each derivative instrument's contractual term. The following tables show the Company’s outstanding fair value hedges at December 31, 2024 and December 31, 2023:

(In thousands)	Hedge-Adjusted Carrying Amount of the Hedged Assets at December 31, 2024	Cumulative Amount of Fair Value Hedging Adjustment Subtracted from Carrying Amount of the Hedged Assets at December 31, 2024	Hedge-Adjusted Carrying Amount of the Hedged Assets at December 31, 2023	Cumulative Amount of Fair Value Hedging Adjustment Subtracted from Carrying Amount of the Hedged Assets at December 31, 2023
Line item on the balance sheet in which the hedged item is included:
Available-for-sale securities (1)	$76,303	$3,199	$95,887	$3,113
Loans receivable (2)	$133,765	$2,887	$156,836	$620

(3)
The $76.3 million net carrying amount of hedged assets represents the hedge-adjusted amortized cost basis of individually evaluated municipal and GSE-backed securities designated as the underlying assets for the hedging relationships. The notional amount of the designated hedges were $73.9 million and $89.1 million at December 31, 2024 and December 31, 2023, respectively. The fair value of the derivatives (an unrealized gain, receivable from derivative counterparties) recorded in other assets resulted in a net asset position of $3.2 million and $3.1 million at December 31, 2024 and December 31, 2023, respectively. The Company's participation in fair value hedging transactions increased investment security interest income by $2.1 million and $2.1 million in the twelve month periods ended December 31, 2024 and December 31, 2023, respectively.

(4)
The $136.7 million net carrying amount of hedged assets represents the hedge-adjusted amortized cost of a designated pool of residential mortgages and the aggregate hedge-adjusted amortized cost of four specified purchased consumer loan pools. These pools of loans were designated as the underlying assets for the hedging relationships in which the hedged underlying asset's notional amounts were the amortized cost projected to be remaining at the end of the contractual term of the hedging instruments. The amount of the designated hedged items were $128.9 million and $141.0 million at December 31, 2024 and December 31, 2023, respectively. At December 31, 2024, the fair value of the derivatives recorded in other assets (an unrealized loss, payable to derivative counterparties) resulted in a net asset position of $2.9 million, recorded by the Company as a component of other assets. The Company’s participation in fair value hedging transactions increased interest income by $2.3 million and $2.3 million, for the twelve month periods ended December 31, 2024 and December 31, 2023, respectively. Details of the two loan hedging strategies, in place at December 31, 2024 are presented below:

a.
On April 7, 2023 the Bank entered into an amortizing swap transaction with an initial notional amount of $100.0 million whereby the Bank will receive the 3-month SOFR rate monthly, based on the notional amount of the swap contract at the beginning of each month until the swap transaction expires in 2035. The notional amount of the swap declines monthly according to a predetermined amortization schedule and was $78.9 million at December 31, 2024. The Bank will pay a fixed rate of 3.208% to the contract's counterparty throughout the life of the contract based on each month's beginning notional balance. The fair value of this swap contract was $2.7 million at December 31, 2024.

b.
On December 7, 2023, the Bank entered into five fixed-pay interest rate swap contracts with a total notional amount of $50.0 million, whereby the Bank will receive the 3-month rate SOFR monthly until the respective maturity dates of the contracts. The contracts expire in annual increments on December 1 of 2025 ($5.0 million, fixed rate of 4.463%), 2026 ($5.0 million, fixed rate of 4.136%), 2027 ($10.0 million, fixed rate of 3.973%), 2028 ($15.0 million, fixed rate of 3.887%), and 2029 ($15.0 million, fixed rate of 3.845%). The fair value of these swap contracts in aggregate was $209,000 at December 31, 2024.

The following table shows the pre-tax position of the Company’s derivatives designated as cash flow hedges in OCI at December 31:

(In thousands)	December 31, 2024	December 31, 2023
Cash flow hedges:
Fair market value adjustment interest rate swap	$-	$45
Total gain in comprehensive income	$-	$45

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

The Company manages its potential credit exposure on interest rate swap transactions by entering into bilateral credit support agreements with each contractual counterparty. These agreements require collateralization of credit exposures beyond specified minimum threshold amounts. Interest rate hedging agreements are entered into with counterparties that meet the Company's established credit standards and the agreements contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material at December 31, 2024.

NOTE 22: Fair Value MEASUREMENTS

ASC 820, Fair Value Measurements, specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair value hierarchy:

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

Within the AFS portfolio, the Bank holds two corporate investment securities with an aggregate amortized historical cost of $4.0 million and an aggregate fair market value of $4.2 million as of December 31, 2024. The securities had a valuation that is determined using published net asset values (NAV) derived by an analysis of the security’s underlying assets. The securities are comprised primarily of broadly-diversified real estate loans and are traded in secondary markets on an infrequent basis. While these securities are redeemable through tender offers made by their respective issuers, the liquidation value of the securities may be below their stated NAVs and also subject to restrictions as to the amount of securities that can be redeemed at any single scheduled redemption. The Company anticipates that these securities will be redeemed by their respective issuers on indeterminate future dates as a consequence of the ultimate liquidation strategies employed by the management of these investments.

The Company also holds two limited partnership investments managed by an unrelated third party with an aggregate fair market value of $4.1 million. The investments are funds comprised of marketable equity securities, primarily focused on community banks and financial technology companies. These investments are recorded at fair value at the end of each reporting period using Level 1 valuation techniques. Unrealized changes in the fair value of these investments are recorded as components of periodic net income in the period in which the changes occur.

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

Individually evaluated loans: Individually evaluated loans are those loans in which the Company has measured potential credit impairment based on the fair value of the loan’s collateral or the discounted value of expected future cash flows. Fair value is generally determined based upon market value evaluations by third parties of the properties and/or estimates by management of working capital collateral or discounted cash flows based upon expected proceeds. These appraisals may include up to three approaches to value: the sales comparison approach, the income approach (for income-producing property), and the cost approach. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as, changes in absorption rates or market conditions from the time of valuation and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Individually evaluated loans are subject to nonrecurring fair value adjustments upon initial recognition or subsequent impairment. A portion of the allowance for credit losses is allocated to individually evaluated loans if the value of such loans is deemed to be less than the unpaid balance.

The following tables summarize assets measured at fair value on a recurring basis as of December 31, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	December 31, 2024
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$70,425	$-	$70,425
State and political subdivisions	-	33,322	-	33,322
Corporate	-	6,636	-	6,636
Asset backed securities	-	18,487	-	18,487
Residential mortgage-backed - US agency	-	39,171	-	39,171
Collateralized mortgage obligations - US agency	-	13,530	-	13,530
Collateralized mortgage obligations - Private label	-	83,309	-	83,309
Total		264,880		264,880
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Other Securities:
Corporate issuances measured at NAV	-	-	-	4,245
Total available-for-sale securities	$206	$264,880	$-	$269,331

Marketable equity securities measured at NAV	$-	$-	$-	$4,076

Interest rate swap derivative fair value hedges (unrealized gain carried as receivable from derivative counterparties)	$-	$6,086	$-	$6,086

	December 31, 2023
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$80,083	$-	$80,083
State and political subdivisions	-	32,924	-	32,924
Corporate	-	6,576	-	6,576
Asset backed securities	-	19,892	-	19,892
Residential mortgage-backed - US agency	-	24,418	-	24,418
Collateralized mortgage obligations - US agency	-	12,179	-	12,179
Collateralized mortgage obligations - Private label	-	78,095	-	78,095
Total	-	254,167	-	254,167
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Other Securities:
Corporate issuances measured at NAV	-	-	-	4,343
Total available-for-sale securities	$206	$254,167	$-	$258,716

Marketable equity securities measured at NAV	$-	$-	$-	$3,206

Interest rate swap derivative fair value hedges (unrealized gain carried as receivable from derivative counterparties)	$-	$5,160	$-	$5,160

Interest rate swap derivative cash flow hedges (unrealized gain carried as receivable from derivative counterparties)	$-	$45	$-	$45

The following tables summarize assets measured at fair value on a nonrecurring basis as of December 31, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

		December 31, 2024
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Individually evaluated loans	$-	$-	$13,020	$13,020
Foreclosed real estate	-	-	-	-

		December 31, 2023
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Individually evaluated loans	$-	$-	$9,722	$9,722
Foreclosed real estate	-	-	151	151

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2024
Individually evaluated loans	Appraisal of collateral	Discounted Cash Flow	12% - 70% (30%)
Foreclosed real estate	Appraisal of collateral	Costs to Sell	21% - 24% (22%)

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2023
Individually evaluated loans	Appraisal of collateral	Discounted Cash Flow	10% - 75% (21%)
Foreclosed real estate	Appraisal of collateral	Costs to Sell	21% - 24% (22%)

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

FASB ASC Topic 820, Fair Value Measurements, the financial assets and liabilities were valued at a price that represents the Company’s exit price or the price at which these instruments would be sold or transferred.

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

The carrying amounts and fair values of the Company’s financial instruments as of December 31 are presented in the following table:

		December 31, 2024		December 31, 2023
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$31,572	$31,572	$48,732	$48,732
Investment securities - available-for-sale	2	264,880	264,880	254,167	254,167
Investment securities - available-for-sale	NAV	4,245	4,245	4,343	4,343
Investment securities - marketable securities	NAV	4,076	4,076	3,206	3,206
Investment securities - held-to-maturity	2	158,683	151,023	179,286	168,034
Federal Home Loan Bank stock	2	4,590	4,590	8,748	8,748
Net loans	3	901,743	852,743	881,232	823,052
Accrued interest receivable	1	6,881	6,881	7,286	7,286
Interest rate derivative cash flow hedge receivable	2	-	-	45	45
Interest rate derivative fair value hedges receivable - AFS investments	2	3,199	3,199	3,113	3,113
Interest rate derivative fair value hedges receivable - loans	2	2,887	2,887	2,047	1,477

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$701,477	$701,477	$607,301	$607,301
Time Deposits	2	503,047	500,638	512,766	517,514
Borrowings	2	88,068	87,707	175,599	174,071
Subordinated debt	2	30,107	25,347	29,914	28,026
Accrued interest payable	1	546	546	2,245	2,245

NOTE 23: Parent Company – Financial Information

The following represents the condensed financial information of Pathfinder Bancorp, Inc. as of and for the years ended December 31:

Statements of Condition	2024	2023
(In thousands)
Assets
Cash	$5,604	$5,336
Investments, at fair value	4,076	3,206
Investment in bank subsidiary	140,641	138,704
Investment in non-bank subsidiary	155	155
Dividends receivable from bank subsidiary	1,100	-
Assets held-for-sale	-	3,042
Other assets	931	607
Total assets	152,507	151,050
Liabilities and Shareholders' Equity
Accrued liabilities	917	880
Subordinated debt	30,107	29,914
Shareholders' equity	121,483	120,256
Total liabilities and shareholders' equity	$152,507	$151,050

Statements of Income	2024	2023
(In thousands)
Income
Dividends from non-bank subsidiary	$11	$11
Gain (loss) on marketable securities	197	(255)
Loss on sale of asset held-for-sale	(36)	-
Operating, net	74	192
Total income	246	(52)
Expenses
Interest	1,966	1,941
Operating, net	584	724
Total expenses	2,550	2,665
Loss before taxes and equity in undistributed net income of subsidiaries	(2,304)	(2,717)
Tax benefit	346	557
Loss before equity in undistributed net income of subsidiaries	(1,958)	(2,160)
Equity in undistributed net income of subsidiaries	5,341	11,453
Net income	$3,383	$9,293

Statements of Cash Flows	2024	2023
(In thousands)
Operating Activities
Net Income	$3,383	$9,293
Adjustments to reconcile net income to net cash flows from operating activities:
Equity in undistributed net income of subsidiaries	(5,341)	(11,453)
Stock based compensation and ESOP expense	247	462
Amortization of deferred financing from subordinated loan	193	181
(Gain) loss on marketable securities	(197)	255
(Gain) from sale of subsidiary	(1,504)	-
Loss on sale of assets held-for-sale	36	-
Net change in other assets and liabilities	(1)	152
Net cash used in operating activities	(3,184)	(1,110)
Investing Activities
Purchase of investments	(673)	(1,598)
Proceeds from sale of assets held-for-sale	3,007	-
Proceeds from sale of subsidiary	1,155	-
Purchase of premises and equipment	-	9
Net cash provided by (used in) investing activities	3,489	(1,589)
Financing activities
Proceeds from exercise of stock options	291	623
Dividends received from subsidiary	2,100	-
Cash dividends paid to common shareholders	(1,841)	(1,684)
Cash dividends paid to non-voting common shareholders	(538)	(497)
Cash dividends paid on warrants	(49)	(45)
Net cash used in financing activities	(37)	(1,603)
Change in cash and cash equivalents	268	(4,302)
Cash and cash equivalents at beginning of year	5,336	9,638
Cash and cash equivalents at end of year	$5,604	$5,336

NOTE 24: RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). None of the related party loans were classified as nonaccrual, past due, restructured, or potential problem loans at December 31, 2024 or 2023.

The following represents the activity associated with loans to related parties during the years ended December 31:

(In thousands)	2024	2023
Balance at the beginning of the year	$32,742	$32,531
Originations and related party additions	1,167	4,360
Principal payments and related party removals	(6,269)	(4,149)
Balance at the end of the year	$27,640	$32,742

Deposit accounts of each related party at December 31, 2024 and 2023 were $17.6 million and $20.0 million, respectively.

NOTE 25: BRANCH ACQUISITION

Pathfinder Bank completed the purchase of the East Syracuse branch from Berkshire Bank on July 19, 2024, assuming $186.0 million in associated deposits and acquired $30.6 million in assets including $29.9 million in loans. In addition to the assets acquired, the Company recorded a core deposit intangible (“CDI”) valued at $6.3 million, and the valuation of acquired loans resulted in an estimated discount of $1.8 million.

No loans were purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected and considered to be credit impaired.

Acquisition related expenses of $1.6 million were recorded in the Consolidated Statements of Income. The following table sets forth assets acquired and liabilities assumed in the acquisition of the East Syracuse branch, at their estimated fair values as of the closing date of the transaction:

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
(b) Recording of new intangible asset for the fair value of core deposits, to be amortized on a straight-line basis over a ten year period. The weighted average amortization period is 6.4 years.
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

	For the year ended December 31, 2024
(In thousands)	Net Unrealized Loss on Retirement Plans	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Total
Beginning balance	$(2,073)	$(7,564)	$32	$(9,605)
Other comprehensive (loss) income before reclassifications	(30)	(85)	363	248
Amounts reclassified from AOCI	112	101	-	213
Ending balance	$(1,991)	$(7,548)	$395	$(9,144)

	For the year ended December 31, 2023
(In thousands)	Net Unrealized Loss on Retirement Plans	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Total
Beginning balance	$(2,427)	$(10,127)	$382	$(12,172)
Other comprehensive income (loss) before reclassifications	190	1,136	(350)	976
Amounts reclassified from AOCI	164	1,427	-	1,591
Ending balance	$(2,073)	$(7,564)	$32	$(9,605)

The following table presents the amounts reclassified out of each component of AOCI for the indicated annual period:

		Amount Reclassified
		from AOCI (1)
		(Unaudited)
(In thousands)		For the years ended
Details about AOCI (1) components	Affected Line Item in the Statement of Income	December 31, 2024	December 31, 2023
Retirement plan items
Retirement plan net losses recognized in plan expenses (2)	Salaries and employee benefits	$(151)	$(222)
Tax effect	Provision for income taxes	39	58
	Net Income	$(112)	$(164)
Available-for-sale securities
Realized losses on sale of securities	Net losses on sales and redemptions of investment securities	$(137)	$(1,932)
Tax effect	Provision for income taxes	36	505
	Net Income	$(101)	$(1,427)

(1)
Amounts in parentheses indicates debits in net income.
(2)
These items are included in net periodic pension cost. See Note 14 for additional information.

NOTE 27: NONINTEREST INCOME

The Company has included the following table regarding the Company’s noninterest income for the years ended December 31, 2024 and 2023:

	For the years ended
(In thousands)	December 31, 2024	December 31, 2023
Service charges on deposit accounts
Insufficient funds fees	$819	$686
Deposit related fees	534	436
ATM fees	83	127
Total service charges on deposit accounts	1,436	1,249
Fee Income
Insurance agency revenue	1,073	1,304
Investment services revenue	470	454
ATM fees surcharge	242	225
Banking house rents collected	194	207
Total fee income	1,979	2,190
Card income
Debit card interchange fees	875	616
Merchant card fees	61	60
Total card income	936	676
Mortgage fee income and realized gains on sales of loans and foreclosed real estate
Loan servicing fees	375	307
Net gains on sales of loans and foreclosed real estate	187	181
Total mortgage fee income and realized gains on sales of loans and foreclosed real estate	562	488
Total	4,913	4,603
Earnings and gains on bank owned life insurance	854	630
Net realized (losses) gains on sales and redemptions of investment securities	(71)	62
Net realized gains (losses) on sales of marketable equity securities	197	(255)
Gain on sale of subsidiary	3,169	-
Loss on sale of premises and equipment	(13)	-
Non-recurring gain on lease renegotiations	245	-
Other miscellaneous income	267	150
Total noninterest income	$9,561	$5,190

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

NOTE 28: LEASES

The Company has operating and finance leases for certain banking offices and land under noncancelable agreements. Our leases have remaining lease terms that vary from less than one year up to twenty-eight years, some of which include options to extend the leases for various renewal periods. All options to renew are included in the current lease term when it is reasonably certain that the renewal options will be exercised. In July 2024, the Company acquired a finance lease with a fair value of approximately $13.0 million and assumed a finance lease liability of $12.5 million in connection with the acquisition of the East Syracuse Branch from Berkshire Bank.

The components of lease expense are as follows:

	For the years ended
(In thousands)	December 31, 2024	December 31, 2023
Operating lease cost	$198	$219
Finance lease cost	1,019	435

Supplemental cash flow information related to leases was as follows:

	For the years ended
(In thousands)	December 31, 2024	December 31, 2023
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$182	$201
Operating cash flows from finance leases	1,019	435
Financing cash flows from finance leases	261	125

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rate)	December 31, 2024	December 31, 2023
Operating Leases:
Operating lease right-of-use assets	$1,391	$1,526
Operating lease liabilities	1,591	1,711

Finance Leases:
Finance lease right-of-use assets	$16,676	$4,073
Finance lease liabilities	16,745	4,381

Weighted Average Remaining Lease Term:
Operating leases	17.08 years	17.22 years
Finance leases	23.16 years	27.35 years

Weighted Average Discount Rate:
Operating leases	3.90%	3.88%
Finance leases	8.25%	9.40%

As of December 31, maturities of lease liabilities were as follows:

Twelve Months Ending December 31,
(In thousands)	Operating Leases	Finance Leases
2025	$118	$356
2026	116	376
2027	122	397
2028	102	418
2029	70	444
Thereafter	1,063	14,754
Total minimum lease payments	$1,591	$16,745

The Company owns certain properties that it leases to unaffiliated third parties at market rates. Lease rental income was $194,000 and $206,000 for the years ended December 31, 2024 and 2023, respectively. All rental agreements with lessees are accounted for as operating leases.

NOTE 29: SUBSEQUENT EVENTS

On March 28, 2025, the Company announced that its Board of Directors had declared a cash dividend of $0.10 per common share, and a cash dividend of $0.10 per notional share for the issued Warrant. The dividend will be payable on May 9, 2025 to shareholders of record on April 18, 2025.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer), management conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. The term “disclosure controls and procedures,” under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the filing of the Annual Report on Form 10-K as of December 31, 2024, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective at December 31, 2024.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We did not make any changes in internal control over financial reporting during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

During the fourth quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

(e)
Set forth below is information concerning the Executive Officers of the Company at December 31, 2024.

Name	Age	Positions Held With the Company
James A. Dowd, CPA	57	President and Chief Executive Officer
Justin K. Bigham, CPA	51	Senior Vice President, Chief Financial Officer
Robert G. Butkowski	49	Senior Vice President, Chief Operating Officer
Joseph P. McManus	43	Senior Vice President, Chief Information Officer
William D. O' Brien	59	Senior Vice President, Chief Risk Officer and Corporate Secretary
Joseph F. Serbun	64	Senior Vice President, Chief Credit Officer
Ronald G. Tascarella	40	Senior Vice President, Chief Lending Officer

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

2.1

Purchase and Assumption Agreement dated as of March 4, 2024, by and between Berkshire Bank and Pathfinder Bank (Incorporated herein by reference to Exhibit 1.1 to Pathfinder Bancorp, Inc.'s Current Report on Form 8-K, file no. 001-36695, filed on March 4, 2024).

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

10.14

Employment Agreement between Pathfinder Bank and James A. Dowd (Incorporated by reference to Exhibit 10.1 to Pathfinder Bancorp, Inc.’s Current Report on Form 8-K, filed no. 001-36695, filed on September 9, 2024.

10.15

Change in Control Agreement between Pathfinder Bank, Pathfinder Bancorp, Inc. and Justin Bigham (Incorporated by reference to Exhibit 10.2 to Pathfinder Bancorp, Inc.’s Current Report on Form 8-K, filed no. 001-36695, filed on September 9, 2024.

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

10.21	Amendment to the Registration Rights Agreement (Incorporated by reference to Exhibit 10.1 to Pathfinder Bancorp, Inc.'s Current Report on Form 8-K, file no. 001-36695, filed on May 8, 2023).

10.22	2024 Pathfinder Bancorp, Inc. Equity Incentive Plan (Incorporated by reference to Appendix A to Pathfinder Bancorp, Inc.’s Proxy Statement, file no. 001-36695, filed on April 22, 2024)

10.23

Retirement and Consulting Agreement between Pathfinder Bank, Pathfinder Bancorp, Inc. and Walter F. Rusnak (Incorporated by reference to Exhibit 10.2 to Pathfinder Bancorp, Inc.'s Current Report on Form 8-K, filed no. 001-36695, filed on May 8, 2024)

14	Code of Ethics (Incorporated by reference to Exhibit 14 to Pathfinder Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, file no. 000-23601, filed on March 31, 2004)

19	Insider Trading Policy

21	Subsidiaries of Registrant
23	Consent of Bonadio & Co., LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97

Policy Relating to Recovery of Erroneously Awarded Compensation (Incorporated by reference to Exhibit 97 to Pathfinder Bancorp, Inc.'s Annual Report on Form 8-K, file no. 001-36695, filed on March 22, 2024)

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition as of December 31, 2024 and 2023, (ii) the Consolidated Statements of Income for the years ended December 31, 2024 and 2023, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2024 and 2023, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2024 and 2023, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023, and (vi) the Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16: FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pathfinder Bancorp, Inc.
Date:	March 31, 2025	By:	/s/ James A. Dowd James A. Dowd President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ James A. Dowd	By:	/s/ Justin K. Bigham
	James A. Dowd, President and Chief Executive Officer		Justin K. Bigham, Senior Vice President, Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)
Date:	March 31, 2025	Date:	March 31, 2025

By:	/s/ Lloyd Stemple	By:	/s/ William A. Barclay
	Lloyd Stemple, Director		William A. Barclay, Director
Date:	March 31, 2025	Date:	March 31, 2025

By:	/s/ John P. Funiciello	By:	/s/ Chris R. Burritt
	John Funiciello, Director		Chris R. Burritt, Director
Date:	March 31, 2025	Date:	March 31, 2025

By:	/s/ David A. Ayoub	By:	/s/ John F. Sharkey
	David A. Ayoub, Director		John F. Sharkey, Director
Date:	March 31, 2025	Date:	March 31, 2025

By:	/s/ Adam C. Gagas	By:	/s/ Melanie Littlejohn
	Adam C. Gagas, Director		Melanie Littlejohn, Director
Date:	March 31, 2025	Date:	March 31, 2025

By:	/s/ Meghan Crawford-Hamlin	By:	/s/ Eric Allyn
	Meghan Crawford-Hamlin, Director		Eric Allyn, Director
Date:	March 31, 2025	Date:	March 31, 2025

By:	/s/ Tony Scavuzzo
Tony Scavuzzo, Director
Date:	March 31, 2025