Form 10-Q
period 2025-03-31
Pathfinder Bancorp, Inc.
filed 2025-05-15
CIK 1609065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

(Exact Name of Company as Specified in its Charter)

Maryland (State of Other Jurisdiction of Incorporation)	001-36695 (Commission File No.)	38-3941859 (I.R.S. Employer Identification No.)

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

As of May 12, 2025, there were 4,761,182 shares outstanding of the registrant’s Voting common stock and 1,380,283 shares outstanding of the registrant’s Series A Non-Voting common stock.

Table of Contents

PATHFINDER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.

Consolidated Statements of Condition

(Unaudited)

	March 31,	December 31,
(In thousands, except share and per share data)	2025	2024
ASSETS:
Cash and due from banks	$18,606	$13,963
Interest-earning deposits	32,862	17,609
Total cash and cash equivalents	51,468	31,572
Available-for-sale securities, at fair value	284,051	269,331
Held-to-maturity securities, at amortized cost (fair value of $149,048 and $151,023, respectively)	155,704	158,683
Marketable equity securities, at fair value	4,401	4,076
Federal Home Loan Bank stock, at cost	2,906	4,590
Loans, net of deferred fees	912,150	918,986
Less: Allowance for credit losses	17,407	17,243
Loans receivable, net	894,743	901,743
Premises and equipment, net	19,233	19,009
Operating lease right-of-use assets	1,356	1,391
Finance lease right-of-use assets	16,478	16,676
Accrued interest receivable	6,748	6,881
Intangible assets, net	5,832	5,989
Goodwill	5,056	5,056
Bank owned life insurance	24,889	24,727
Other assets	22,472	25,150
Total assets	$1,495,337	$1,474,874

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$1,061,166	$990,805
Noninterest-bearing	203,314	213,719
Total deposits	1,264,480	1,204,524
Short-term borrowings	27,000	61,000
Long-term borrowings	17,628	27,068
Subordinated debt	30,156	30,107
Accrued interest payable	844	546
Operating lease liabilities	1,560	1,591
Finance lease liabilities	16,655	16,745
Other liabilities	12,118	11,810
Total liabilities	1,370,441	1,353,391
Shareholders' equity:
Voting common stock, par value $0.01; 25,000,000 authorized shares; 4,761,182 and 4,745,366 shares issued and outstanding, respectively	48	47
Non-Voting common stock, par value $0.01; 1,505,283 authorized shares; 1,380,283 shares issued and outstanding, respectively	14	14
Additional paid in capital	53,103	52,750
Retained earnings	80,163	77,816
Accumulated other comprehensive loss	(8,432)	(9,144)
Total Pathfinder Bancorp, Inc. shareholders' equity	124,896	121,483
Total liabilities and shareholders' equity	$1,495,337	$1,474,874

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended
(In thousands, except per share data)	March 31, 2025	March 31, 2024
Interest and dividend income:
Loans, including fees	$13,672	$12,268
Debt securities:
Taxable	5,185	5,607
Tax-exempt	402	508
Dividends	93	129
Federal funds sold and interest earning deposits	89	98
Total interest and dividend income	19,441	18,610
Interest expense:
Interest on deposits	6,945	7,411
Interest on short-term borrowings	545	1,114
Interest on long-term borrowings	65	194
Interest on subordinated debt	475	491
Total interest expense	8,030	9,210
Net interest income	11,411	9,400
Provision for (benefit from) credit losses:
Loans	504	710
Held-to-maturity securities	-	15
Unfunded commitments	(47)	1
Total provision for credit losses	457	726
Net interest income after provision for credit losses	10,954	8,674
Noninterest income:
Service charges on deposit accounts	374	309
Earnings and gain on bank owned life insurance	162	157
Loan servicing fees	101	88
Net realized losses on sales and redemptions of investment securities	(8)	(148)
Net realized gains on sales of marketable equity securities	218	108
Gains on sales of loans and foreclosed real estate	65	18
Debit card interchange fees	1	119
Insurance agency revenue (1)	-	397
Other charges, commissions & fees	284	689
Total noninterest income	1,197	1,737
Noninterest expense:
Salaries and employee benefits	4,450	4,329
Building and occupancy	1,347	816
Data processing	666	528
Professional and other services	606	562
Advertising	141	105
FDIC assessments	229	229
Audits and exams	114	170
Amortization expense	157	3
Insurance agency expense (1)	-	285
Community service activities	11	52
Foreclosed real estate expenses	21	25
Other expenses	691	602
Total noninterest expense	8,433	7,706
Income before provision for income taxes	3,718	2,705
Provision for income taxes	744	532
Net income attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	2,974	2,173
Net income attributable to noncontrolling interest	-	53
Net income attributable to Pathfinder Bancorp Inc.	$2,974	$2,120

Voting Earnings per common share - basic	$0.48	$0.34
Voting Earnings per common share - diluted	$0.41	$0.34
Series A Non-Voting Earnings per common share- basic	$0.48	$0.34
Series A Non-Voting Earnings per common share- diluted	$0.41	$0.34
Dividends per common share (Voting and Series A Non-Voting)	$0.10	$0.10

(1) See Item 2
The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the three months ended
(In thousands)	March 31, 2025	March 31, 2024
Net income	$2,974	$2,173

Other Comprehensive Income
Retirement Plans:
Retirement plan net gains recognized in plan expenses	34	37
Net unrealized gain on retirement plans	34	37

Unrealized holding gains on available-for-sale securities:
Unrealized holding gains arising during the period	1,006	302
Reclassification adjustment for net losses included in net income	5	154
Net unrealized gains on available-for-sale securities	1,011	456

Derivatives and hedging activities:
Unrealized holding (losses) gains arising during the period	(81)	513
Net unrealized (losses) gains on derivatives and hedging activities	(81)	513

Other comprehensive income, before tax	964	1,006
Tax effect	(252)	(263)
Other comprehensive income, net of tax	712	743
Comprehensive income	$3,686	$2,916
Comprehensive income, attributable to noncontrolling interest	$-	$53
Comprehensive income attributable to Pathfinder Bancorp, Inc.	$3,686	$2,863

Tax Effect Allocated to Each Component of Other Comprehensive Income (Loss)
Retirement plan net gains recognized in plan expenses	$(9)	$(10)
Unrealized holding gains on available-for-sale securities arising during the period	(263)	(79)
Reclassification adjustment for net losses on available-for-sale securities included in net income	(1)	(40)
Unrealized losses (gains) on derivatives and hedging arising during the period	21	(134)
Income tax effect related to other comprehensive income	$(252)	$(263)

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
Three months ended March 31, 2025 and March 31, 2024
(Unaudited)

(In thousands, except share and per share data)	Common Stock	Non-Voting Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP shares	Non-controlling Interest	Total
Balance, January 1, 2025	$47	$14	$52,750	$77,816	$(9,144)	$-	$-	$121,483
Net income	-	-	-	2,974	-	-	-	2,974
Other comprehensive income, net of tax	-	-	-	-	712	-	-	712
Stock options exercised	1	-	353	-	-	-	-	354
Voting common stock dividends declared ($0.10 per share)	-	-	-	(476)	-	-	-	(476)
Non-Voting common stock dividends declared ($0.10 per share)	-	-	-	(138)	-	-	-	(138)
Warrant dividends declared ($0.10 per share)	-	-	-	(13)	-	-	-	(13)
Balance, March 31, 2025	$48	$14	$53,103	$80,163	$(8,432)	$-	$-	$124,896

Balance, January 1, 2024	$47	$14	$53,114	$76,060	$(9,605)	$(135)	$761	$120,256
Net income	-	-	-	2,120	-	-	53	2,173
Other comprehensive income, net of tax	-	-	-	-	743	-	-	743
ESOP shares earned (6,111 shares)	-	-	32	-	-	45	-	77
Stock based compensation	-	-	5	-	-	-	-	5
Voting common stock dividends declared ($0.10 per share)	-	-	-	(471)	-	-	-	(471)
Non-Voting common stock dividends declared ($0.10 per share)	-	-	-	(138)	-	-	-	(138)
Warrant dividends declared ($0.10 per share)	-	-	-	(13)	-	-	-	(13)
Balance, March 31, 2024	$47	$14	$53,151	$77,558	$(8,862)	$(90)	$814	$122,632

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
(In thousands)	2025	2024
OPERATING ACTIVITIES
Net income attributable to Pathfinder Bancorp, Inc.	$2,974	$2,120
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for credit losses	457	726
Proceeds from sales of loans held-for-sale	2,600	1,042
Originations of loans held-for-sale	(2,535)	(1,024)
Realized (gains) losses on sales, redemptions and calls of:
Loans	(65)	(18)
Available-for-sale investment securities	5	143
Held-to-maturity investment securities	3	5
Marketable securities	(218)	(108)
Depreciation	413	339
Amortization of mortgage servicing rights	(3)	(14)
Amortization of deferred loan fees and costs	6	(105)
Amortization of operating and finance leases	112	28
Amortization of deferred financing fees from subordinated debt	49	47
Earnings on bank owned life insurance	(162)	(157)
Net amortization of premiums and discounts on investment securities	(46)	22
Net amortization of premiums on intangible assets	143	5
Stock based compensation and ESOP expense	174	77
Net change in accrued interest receivable	133	116
Net change in other assets and liabilities	1,657	(2,740)
Net cash inflows from operating activities	5,697	504
INVESTING ACTIVITIES
Purchase of available-for-sale securities	(25,882)	(40,740)
Purchase of held-to-maturity securities	(6,196)	(3,014)
Purchase of marketable securities	(107)	(28)
Purchase of Federal Home Loan Bank stock	(1,788)	(2,896)
Proceeds from redemption of Federal Home Loan Bank stock	3,472	4,613
Proceeds from maturities and principal reductions of available-for-sale securities	10,473	16,029
Proceeds from maturities and principal reductions of held-to-maturity securities	6,612	8,929
Proceeds from sales, redemptions and calls of:
Available-for-sale securities	2,995	3,434
Held-to-maturity securities	2,507	696
Real estate acquired through foreclosure	-	68
Net change in loans	6,679	5,735
Purchase of premises and equipment	(637)	(230)
Net cash outflows from investing activities	(1,872)	(7,404)
FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts, money management deposit accounts, MMDA accounts and escrow deposits	63,551	6,271
Net change in time deposits	8,347	23,657
Net change in brokered deposits	(11,942)	(3,882)
Net change in short-term borrowings	(34,000)	(34,103)
Payments on long-term borrowings	(9,440)	(4,050)
Proceeds from exercise of stock options	180	5
Cash dividends paid to common voting shareholders	(474)	(424)
Cash dividends paid to common non-voting shareholders	(138)	(124)
Cash dividends paid on warrants	(13)	(12)
Change in noncontrolling interest, net	-	53
Net cash inflows (outflows) from financing activities	16,071	(12,609)
Change in cash and cash equivalents	19,896	(19,509)
Cash and cash equivalents at beginning of period	31,572	48,732
Cash and cash equivalents at end of period	$51,468	$29,223
CASH PAID DURING THE PERIOD FOR:
Interest	$7,732	$9,492

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc., (the “Company”), Pathfinder Bank (the “Bank”) and its other wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Certain amounts in the 2024 consolidated financial statements may have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income or comprehensive income as previously reported. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025 or any other interim period.

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions, and judgments. Certain accounting policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such, have a greater possibility of producing results that could be materially different from originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices or are provided by unaffiliated third-party sources, when available. When third party information is not available, valuation adjustments are estimated in good faith by management.

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

Standards Adopted as of March 31, 2025
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

		Public business entities are required to apply this guidance to annual periods beginning after December 15, 2024.	The adoption of this ASU does not have a material impact to the Company's consolidated financial statements.

Standards Not Yet Adopted as of March 31, 2025
Standard	Description	Required Date of Implementation	Effect on Consolidated Financial Statements
Income Statement ASU 2024-03 (Subtopic 220-40): Disaggregation of Income Statement Expenses

ASU 2024-03 was issued to address requests from investors for more detailed information about the types of expenses in commonly presented income statement captions. The ASU requires new financial statement disclosures, disaggregating certain expense categories, such as compensation, depreciation, and amortization of intangible assets. This disaggregation is to be presented in a tabular format and aims to provide enhanced transparency into the relevant components of income statement expenses.

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

Anti-dilutive shares are common stock equivalents with average exercise prices in excess of the weighted average market price for the period presented. There were no anti-dilutive stock options excised for the three months ended March 31, 2025 and March 31, 2024, respectively.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three months ended March 31,
(In thousands, except share and per share data)	2025	2024
Net income attributable to Pathfinder Bancorp, Inc.	$2,974	$2,120
Series A Non-Voting Common Stock dividends	138	138
Warrant dividends	13	13
Undistributed earnings allocated to participating securities	565	363
Net income available to common shareholders - Voting	$2,258	$1,606

Net income attributable to Pathfinder Bancorp, Inc.	$2,974	$2,120
Voting Common Stock dividends	476	471
Warrant dividends	13	13
Undistributed earnings allocated to participating securities	1,829	1,165
Net income available to common shareholders - Non-Voting	$656	$471

Basic and diluted weighted average common shares outstanding - Voting	4,749	4,701
Basic and diluted weighted average common shares outstanding - Series A Non-Voting	1,380	1,380

Basic earnings per common share-Voting	$0.48	$0.34
Basic earnings per common share-Series A Non-Voting	$0.48	$0.34
Diluted earnings per common share-Voting	$0.41	$0.34
Diluted earnings per common share-Series A Non-Voting	$0.41	$0.34

Note 4: Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	March 31, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$72,073	$279	$(3,172)	$69,180
State and political subdivisions	35,279	15	(2,861)	32,433
Corporate	10,946	156	(217)	10,885
Asset backed securities	18,687	7	(219)	18,475
Residential mortgage-backed - US agency	50,090	258	(1,128)	49,220
Collateralized mortgage obligations - US agency	15,809	166	(778)	15,197
Collateralized mortgage obligations - Private label	90,170	218	(1,933)	88,455
Total	293,054	1,099	(10,308)	283,845
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$293,260	$1,099	$(10,308)	$284,051

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$3,593	$-	$(235)	$3,358
State and political subdivisions	16,580	8	(1,648)	14,940
Corporate	41,168	17	(1,501)	39,684
Asset backed securities	12,566	12	(494)	12,084
Residential mortgage-backed - US agency	9,484	34	(590)	8,928
Collateralized mortgage obligations - US agency	11,556	2	(1,077)	10,481
Collateralized mortgage obligations - Private label	61,014	54	(1,495)	59,573
Total	155,961	127	(7,040)	149,048
Less: Allowance for credit losses	257
Total held-to-maturity, net of allowance for credit losses	$155,704

	December 31, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$73,888	$371	$(3,834)	$70,425
State and political subdivisions	35,128	122	(1,928)	33,322
Corporate	10,956	209	(284)	10,881
Asset backed securities	18,934	26	(473)	18,487
Residential mortgage-backed - US agency	40,636	35	(1,500)	39,171
Collateralized mortgage obligations - US agency	14,376	45	(891)	13,530
Collateralized mortgage obligations - Private label	85,426	158	(2,275)	83,309
Total	279,344	966	(11,185)	269,125
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$279,550	$966	$(11,185)	$269,331

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$3,648	$-	$(282)	$3,366
State and political subdivisions	17,153	10	(1,833)	15,330
Corporate	43,628	23	(1,740)	41,911
Asset backed securities	13,050	8	(557)	12,501
Residential mortgage-backed - US agency	9,575	32	(728)	8,879
Collateralized mortgage obligations - US agency	11,940	3	(1,223)	10,720
Collateralized mortgage obligations - Private label	59,946	40	(1,670)	58,316
Total	158,940	116	(8,033)	151,023
Less: Allowance for credit losses	257
Total held-to-maturity, net of allowance for credit losses	$158,683

The amortized cost and estimated fair value of debt investments at March 31, 2025 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$6,558	$6,665	$5,929	$5,913
Due after one year through five years	35,380	32,126	36,509	35,261
Due after five years through ten years	14,904	14,103	18,179	16,378
Due after ten years	80,143	78,079	13,290	12,514
Sub-total	136,985	130,973	73,907	70,066
Residential mortgage-backed - US agency	50,090	49,220	9,484	8,928
Collateralized mortgage obligations - US agency	15,809	15,197	11,556	10,481
Collateralized mortgage obligations - Private label	90,170	88,455	61,014	59,573
Totals	$293,054	$283,845	$155,961	$149,048

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	March 31, 2025
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(In thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSEs	1	$(1)	$209	8	$(3,171)	$26,938	9	$(3,172)	$27,147
State and political subdivisions	7	(157)	4,261	21	(2,704)	26,292	28	(2,861)	30,553
Corporate	-	-	-	4	(217)	3,472	4	(217)	3,472
Asset backed securities	5	(91)	8,833	6	(128)	5,936	11	(219)	14,769
Residential mortgage-backed - US agency	7	(283)	13,920	10	(845)	9,634	17	(1,128)	23,554
Collateralized mortgage obligations - US agency	-	-	-	11	(778)	6,754	11	(778)	6,754
Collateralized mortgage obligations - Private label	20	(115)	36,598	18	(1,818)	20,515	38	(1,933)	57,113
Totals	40	$(647)	$63,821	78	$(9,661)	$99,541	118	$(10,308)	$163,362
Held-to-Maturity Portfolio
US Treasury, agencies and GSEs	-	$-	$-	2	$(235)	$3,358	2	$(235)	$3,358
State and political subdivisions	3	(4)	358	16	(1,644)	12,675	19	(1,648)	13,033
Corporate	-	-	-	35	(1,501)	28,829	35	(1,501)	28,829
Asset backed securities	1	(3)	491	5	(491)	6,840	6	(494)	7,331
Residential mortgage-backed - US agency	1	(50)	2,863	6	(540)	4,801	7	(590)	7,664
Collateralized mortgage obligations - US agency	-	-	-	9	(1,077)	9,957	9	(1,077)	9,957
Collateralized mortgage obligations - Private label	6	(54)	12,300	23	(1,441)	30,844	29	(1,495)	43,144
Totals	11	$(111)	$16,012	96	$(6,929)	$97,304	107	$(7,040)	$113,316

	December 31, 2024
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(In thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale Portfolio
US Treasury, agencies and GSEs	2	$(132)	$18,790	8	$(3,702)	$26,748	10	$(3,834)	$45,538
State and political subdivisions	6	(3)	900	21	(1,925)	25,211	27	(1,928)	26,111
Corporate	-	-	-	4	(284)	3,410	4	(284)	3,410
Asset backed securities	3	(328)	3,608	7	(145)	8,343	10	(473)	11,951
Residential mortgage-backed - US agency	13	(794)	29,628	9	(706)	6,107	22	(1,500)	35,735
Collateralized mortgage obligations - US agency	1	(15)	1,937	11	(876)	6,972	12	(891)	8,909
Collateralized mortgage obligations - Private label	9	(43)	15,561	20	(2,232)	23,309	29	(2,275)	38,870
Totals	34	$(1,315)	$70,424	80	$(9,870)	$100,100	114	$(11,185)	$170,524
Held-to-Maturity Portfolio
US Treasury, agencies and GSE's	-	$-	$-	2	$(282)	$3,366	2	$(282)	$3,366
State and political subdivisions	6	(5)	1,438	16	(1,828)	12,561	22	(1,833)	13,999
Corporate	1	(7)	993	35	(1,733)	28,603	36	(1,740)	29,596
Asset backed securities	2	(5)	2,241	5	(552)	6,862	7	(557)	9,103
Residential mortgage-backed - US agency	1	(115)	2,808	7	(613)	4,866	8	(728)	7,674
Collateralized mortgage obligations - US agency	-	-	-	9	(1,223)	10,121	9	(1,223)	10,121
Collateralized mortgage obligations - Private label	3	(55)	8,644	26	(1,615)	34,539	29	(1,670)	43,183
Totals	13	$(187)	$16,124	100	$(7,846)	$100,918	113	$(8,033)	$117,042

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

When the fair value of any individual security categorized as available-for-sale ("AFS") or held-to-maturity ("HTM") is less than its amortized cost basis, an assessment is made as to whether or not an adjustment to current earnings for credit loss is required. In assessing potential credit losses, management also makes a quantitative determination of potential credit loss for all HTM securities even if the risk of credit loss is considered remote and uses a best estimate threshold for securities categorized as AFS. The Company considers numerous factors when determining whether a potential credit loss exists. The principal factors considered are (1) the financial condition of the issue and (guarantor, if any) any adverse conditions specifically related to the security, industry or geographic area, (2) failure of the issuer of the security to make scheduled interest or principal payments, (3) any changes to the rating of the security by a nationally recognized statistical rating organization (“NRSRO”), and (4) the presence of contractual credit enhancements, if any, including the guarantee of the federal government or any of its agencies.

The Company carries all of its AFS investments at fair value with any unrealized gains or losses reported, net of income tax effects, as an adjustment to shareholders' equity and included in accumulated other comprehensive income (loss), except for the credit-related portion of debt securities’ credit losses, if any, which are charged to earnings. The Company's ability to fully realize the value of its investments in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization. In evaluating the debt securities portfolio (both AFS and HTM) for credit losses, management considers (1) the intent to sell the security; (2) if it is “more likely than not” the security is required to be sold before recovery of its amortized cost basis; or (3) if the present value of expected cash flows is insufficient to recover the entire amortized cost basis.

The portion of the investment securities portfolio, categorized as AFS, with an aggregate amortized historical cost of $293.3 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $9.2 million, or -3.1%, at March 31, 2025. The AFS securities portfolio, with an aggregate amortized historical cost of $279.6 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $10.2 million, or -3.7%, at December 31, 2024. The resultant $1.0 million total improvement in the fair value of the AFS investment portfolio's aggregate fair value relative to its aggregate amortized historical cost, in the three months ended March 31, 2025, was primarily due to changes in the interest rate environment (the general interest rate level and the relationships between shorter-term and longer-term interest rates, known as the 'yield curve') that occurred in that period. These changes in aggregate fair value relative to aggregate amortized historical cost that occurred in the three months ended March 31, 2025 did not represent any changes in credit loss estimations within the portfolio.

The portion of the investment securities portfolio, categorized as HTM, with an aggregate amortized historical cost of $156.0 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $6.9 million, or -4.4%, at March 31, 2025. The portion of the investment securities portfolio, categorized as HTM, with an aggregate amortized historical cost of $158.9 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $7.9 million, or -5.0%, at December 31, 2024. The resultant $1.0 million improvement in the aggregate fair value of the HTM investment portfolio, relative to its aggregate amortized historical cost, during the three months ended March 31, 2025, was primarily due to changes in the interest rate environment (the general interest rate level and the relationships between shorter-term and longer-term interest rates, known as the 'yield curve') that occurred in that period. These changes in aggregate fair value relative to aggregate amortized historical cost that occurred in the three months ended March 31, 2025 did not represent any changes in credit loss estimations within the portfolio. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

The following tables provide a rollforward of the allowance for credit losses on investment securities classified as held-to-maturity for the three months ended March 31, 2025 and 2024:

(In thousands)	Government Issued and Government Sponsored Enterprise Securities	Mortgage and Asset-backed Securities	Securities Issued By State and Political Subdivisions	Corporate Securities	Total
Balance, December 31, 2024	$-	$-	$1	$256	$257
Provision for credit losses	-	-	-	-	-
Allowance on purchased financial assets with credit deterioration	-	-	-	-	-
Charge-offs of securities	-	-	-	-	-
Recoveries	-	-	-	-	-
Balance, March 31, 2025	$-	$-	$1	$256	$257

	Government Issued and Government Sponsored Enterprise Securities	Mortgage and Asset-backed Securities	Securities Issued By State and Political Subdivisions	Corporate Securities	Total
Balance, December 31, 2023	$-	$-	$2	$350	$352
Provision for credit losses	-	-	-	15	15
Allowance on purchased financial assets with credit deterioration	-	-	-	-	-
Charge-offs of securities	-	-	-	-	-
Recoveries	-	-	-	-	-
Balance, March 31, 2024	$-	$-	$2	$365	$367

The Company monitors the credit quality of the debt securities categorized as HTM primarily through the use of NRSRO credit ratings. These assessments are made on a quarterly basis. The following tables summarize the amortized cost of debt securities categorized as HTM at March 31, 2025 and December 31, 2024, aggregated by credit quality indicators:

(In thousands)	March 31, 2025	December 31, 2024
AAA or equivalent	$33,877	$38,304
AA or equivalent, including securities issued by the United States Government or Government Sponsored Enterprises	44,874	40,429
A or equivalent	8,717	12,602
BBB or equivalent	12,031	15,265
BB or equivalent	1,487	1,487
Unrated	54,975	50,853
Total	$155,961	$158,940

Gross realized (losses) gains on sales and redemptions of available-for-sale and held-to-maturity securities for the indicated periods are detailed below:

	For the three months
	ended March 31,
(In thousands)	2025	2024
Realized gains on investments	$-	$734
Realized losses on investments	(8)	(882)
Total	$(8)	$(148)

As of March 31, 2025 and December 31, 2024, securities with a fair value of $153.3 million and $119.8 million, respectively, were pledged to collateralize certain municipal deposit relationships. As of the same dates, securities with a fair value of $105.8 million and $123.2 million, respectively, were pledged against certain borrowing arrangements.

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

The composition of net periodic pension plan and postretirement plan costs for the indicated periods is as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended March 31,
(In thousands)	2025	2024	2025	2024
Service cost	$-	$-	$-	$-
Interest cost	144	139	2	2
Expected return on plan assets	(256)	(253)	-	-
Amortization of prior service credits	-	-	(1)	(1)
Amortization of net losses/(gains)	35	40	(1)	(1)
Net periodic benefit plan (benefit) cost	$(77)	$(74)	$-	$-

The Company will evaluate the need for further contributions to the defined benefit pension plan during 2025. The prepaid pension asset of $8.1 million and $7.9 million as of March 31, 2025 and December 31, 2024 respectively, is recorded in other assets on the consolidated statements of condition.

Note 6: Loans

Major classifications of loans at the indicated dates are as follows:

	March 31,	December 31,
(In thousands)	2025	2024
Residential mortgage loans:
1-4 family first-lien residential mortgages	$243,854	$251,373
Construction	3,162	4,864
Total residential mortgage loans	247,016	256,237
Commercial loans:
Real estate	381,479	377,619
Lines of credit	65,074	67,602
Other commercial and industrial	91,644	89,800
Paycheck Protection Program loans	96	113
Tax exempt loans	4,446	4,544
Total commercial loans	542,739	539,678
Consumer loans:
Home equity and junior liens	52,315	51,948
Other consumer	71,681	72,710
Total consumer loans	123,996	124,658
Subtotal loans	913,751	920,573
Net deferred loan fees	(1,601)	(1,587)
Loans, net of deferred fees	912,150	918,986
Less allowance for credit losses	17,407	17,243
Loans receivable, net	$894,743	$901,743

Although the Bank may sometimes purchase or fund loan participation interests outside its primary market areas, the Bank generally originates residential mortgage, commercial, and consumer loans largely to customers throughout Oswego and Onondaga counties. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers’ abilities to honor their loan contracts is dependent upon the counties’ employment and economic conditions.

Periodically, the Bank acquires diversified pools of loans, originated by unrelated third parties, as part of the Company’s overall balance sheet management strategies. These acquisitions took place with nine separate transactions, that occurred between 2017 and 2019, with an additional six transactions occurring in 2021, and one transaction in 2024. The following tables detail the purchased loan pool positions held by the Bank at March 31, 2025 and December 31, 2024 (the month/year of the earliest acquisition date is depicted in parentheses):

(In thousands, except number of loans)	March 31, 2025
	Original Balance	Current Balance	Unamortized Premium/ (Discount)	Number of Loans	Maturity Range (in years)	Cumulative net charge-offs
Commercial and industrial loans (6/2019)	$6,800	$1,100	$-	18	1-5	$-
Home equity lines of credit (8/2019)	21,900	3,300	4	88	4-25	97
Unsecured consumer loan pool 2 (11/2019)	26,600	4	-	3	0-1	-
Residential real estate loans (12/2019)	4,300	4,200	277	54	16-24	-
Unsecured consumer loan pool 1 (12/2019)	5,400	400	-	36	0-2	-
Unsecured consumer installment loans pool 3 (12/2019)(2)	10,300	160	-	65	0-8	109
Secured consumer installment loans pool 4 (12/2020)	14,500	9,000	(1,212)	468	20-24	3
Unsecured consumer loans pool 5 (1/2021)(1)	24,400	12,300	(330)	585	6-21	1,192
Revolving commercial line of credit 1 (3/2021)	11,600	-	-	1	0	-
Secured consumer installment loans (11/2021)	21,300	16,000	(2,541)	794	16-24	506
Unsecured consumer loans pool 6 (11/2021)(1)	22,200	14,800	(2,016)	500	6-23	1,145
Revolving commercial line of credit 1 (7/2024)	1,050	7,000	28	1	0-1	-
Total	$170,350	$68,264	$(5,790)	2,613		$3,052

(In thousands, except number of loans)	December 31, 2024
	Original Balance	Current Balance	Unamortized Premium/ (Discount)	Number of Loans	Maturity Range (in years)	Cumulative net charge-offs
Commercial and industrial loans (6/2019)	$6,800	1,200	-	19	1-5	-
Home equity lines of credit (8/2019)	21,900	3,500	5	92	4-25	97
Unsecured consumer loan pool 2 (11/2019)	26,600	10	-	12	0-1	-
Residential real estate loans (12/2019)	4,300	4,200	278	54	16-25	-
Unsecured consumer loan pool 1 (12/2019)	5,400	500	-	41	1-2	-
Unsecured consumer installment loans pool 3 (12/2019)(2)	10,300	150	3	79	0-8	112
Secured consumer installment loans pool 4 (12/2020)	14,500	9,300	(1,257)	475	21-24	22
Unsecured consumer loans pool 5 (1/2021)(1)	24,400	12,600	(342)	595	6-21	1,124
Revolving commercial line of credit 1 (3/2021)	11,600	7,900	-	1	0-1	-
Secured consumer installment loans (11/2021)	21,300	16,300	(2,613)	802	17-24	467
Unsecured consumer loans pool 6 (11/2021)(1)	22,200	15,200	(2,069)	506	7-23	1,196
Revolving commercial line of credit 1 (7/2024)	1,050	4,800	31	1	0-1	-
Total	$170,350	$75,660	$(5,964)	2,677		$3,018

1 On December 7, 2023, the Bank settled two pay-fixed interest rate swap derivative contracts, previously established with an unaffiliated third party and designated as fair value interest rate hedges. The hedging swap contracts were related to two purchased consumer installment loan pools comprised of loans secured by residential home solar power infrastructure. These contracts were entered into on February 13, 2021 (notional amount of $12.2 million) and December 8, 2021 (notional amount of $8.5 million). The Bank realized gains related to the settlement of these two hedging contracts were $117,000 and $694,000, respectively. These gains on the extinguishment of the hedging swap contracts are reported as a reduction of the carrying value of the hedged loan pools and will be recognized as an enhancement to the reported yield on those loan pools over the original contractual life of the hedging swap contracts. The unamortized portion of these gains totaled $676,000 at March 31, 2025.

2 In December 2023, the primary servicer for a purchased pool of consumer installment loans declared bankruptcy and the Bank placed the loans within the serviced pool on nonaccrual status pending the release of collected funds by the U.S. Bankruptcy Court of jurisdiction. The current balance reflects anticipated principal payments that are expected to be received from the pool’s underlying borrowers. At March 31, 2025, approximately $155,000 remains due from borrowers under the scheduled repayment terms of their original loan agreements. Under a series of released orders from the Court, monthly payments to the Bank resumed in late 2024 and the Bank’s management expects to ultimately collect substantially all of the outstanding principal balance collected from the pool’s underlying borrowers. Therefore, management does not consider the loans in this pool to be impaired and the loans within the serviced pool are back on accrual status at March 31, 2025.

On both March 31, 2025 and December 31, 2024, the allowance for credit loss ("ACL") related to these pools was $3.9 million.

As of March 31, 2025 and December 31, 2024, residential mortgage loans with a carrying value of $109.5 million and $113.8 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

Loan Origination / Risk Management

The Company’s lending policies and procedures are presented in Note 5 to the audited consolidated financial statements included in the 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2025 and have not changed. As part of the execution of the Company’s overall balance sheet management strategies, the Bank will acquire participating interests in loans originated by unrelated third parties on an occasional basis. The purchase of participations in loans that are originated by third parties only occurs after the completion of thorough pre-acquisition due diligence. Loans in which the Company acquires a participating interest are determined to meet, in all material respects, the Company’s internal underwriting policies, including credit and collateral suitability thresholds, prior to acquisition. In addition, the financial condition of the originating financial institutions, which are generally retained as the ongoing loan servicing provider for participations acquired by the Bank, are analyzed prior to the acquisition of the participating interests and monitored on a regular basis thereafter for the life of those interests.

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
Other consumer

The following tables present the classes of the loan portfolio as of March 31, 2025, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	Term Loans By Origination Year						Revolving	Revolving loans converted to
(In thousands)	2025	2024	2023	2022	2021	Prior	loans	term loans	Total
Commercial real estate:
Pass	$10,901	$46,380	$46,770	$61,063	$49,483	$131,609	$-	$-	$346,206
Special Mention	2,483	-	-	7,509	-	4,037	-	-	14,029
Substandard	-	838	4,147	8,616	4,708	2,727	-	-	21,036
Doubtful	-	-	150	-	-	58	-	-	208
Total commercial real estate	13,384	47,218	51,067	77,188	54,191	138,431	-	-	381,479
Commercial lines of credit:
Pass	-	-	-	-	-	-	54,113	2,598	56,711
Special Mention	-	-	-	-	-	-	6,676	-	6,676
Substandard	-	-	-	-	-	-	1,133	554	1,687
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial lines of credit	-	-	-	-	-	-	61,922	3,152	65,074
Other commercial and industrial:
Pass	3,776	14,430	19,958	13,477	3,429	17,362	7,073	-	79,505
Special Mention	518	2,280	2,169	14	281	27	-	-	5,289
Substandard	-	-	128	1,077	199	4,665	-	-	6,069
Doubtful	-	-	328	24	429	-	-	-	781
Total other commercial and industrial	4,294	16,710	22,583	14,592	4,338	22,054	7,073	-	91,644
Paycheck Protection Program loans
Pass	-	-	-	-	-	96	-	-	96
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Paycheck Protection Program loans	-	-	-	-	-	96	-	-	96
Tax exempt loans
Pass	-	87	-	-	-	4,359	-	-	4,446
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total tax exempt loans	-	87	-	-	-	4,359	-	-	4,446

	Term Loans By Origination Year						Revolving	Revolving loans converted to
(In thousands)	2025	2024	2023	2022	2021	Prior	loans	term loans	Total
1-4 family first-lien residential mortgages:
Pass	$3,193	$8,524	$15,743	$28,242	$45,288	$139,885	$-	$-	$240,875
Special Mention	-	-	-	-	-	599	-	-	599
Substandard	-	-	-	102	91	1,217	-	-	1,410
Doubtful	-	-	-	-	-	970	-	-	970
Total 1-4 family first-lien residential mortgages	3,193	8,524	15,743	28,344	45,379	142,671	-	-	243,854
Construction:
Pass	-	3,162	-	-	-	-	-	-	3,162
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total construction	-	3,162	-	-	-	-	-	-	3,162
Home equity and junior liens:
Pass	3,684	2,753	3,888	3,053	2,816	12,531	21,502	903	51,130
Special Mention	-	-	-	-	-	53	20	-	73
Substandard	-	-	63	-	12	365	657	6	1,103
Doubtful	-	-	-	-	-	-	-	9	9
Total home equity and junior liens	3,684	2,753	3,951	3,053	2,828	12,949	22,179	918	52,315
Other Consumer:
Pass	1,668	3,442	58,071	3,542	1,886	2,951	-	-	71,560
Special Mention	-	-	6	1	-	15	-	-	22
Substandard	-	-	18	16	65	-	-	-	99
Doubtful	-	-	-	-	-	-	-	-	-
Total other consumer	1,668	3,442	58,095	3,559	1,951	2,966	-	-	71,681
Net deferred loan fees	(637)	125	30	(180)	(192)	(747)	-	-	(1,601)
Total loans	$25,586	$82,021	$151,469	$126,556	$108,495	$322,779	$91,174	$4,070	$912,150

The following tables present the classes of the loan portfolio as of December 31, 2024, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	Term Loans By Origination Year						Revolving	Revolving loans converted to
(In thousands)	2024	2023	2022	2021	2020	Prior	loans	term loans	Total
Commercial real estate:
Pass	$45,123	$51,531	$61,943	$50,014	$27,688	$107,106	$-	$-	$343,405
Special Mention	-	-	16,160	-	-	4,370	-	-	20,530
Substandard	838	4,165	500	4,819	215	2,938	-	-	13,475
Doubtful	-	150	-	-	-	59	-	-	209
Total commercial real estate	45,961	55,846	78,603	54,833	27,903	114,473	-	-	377,619
Commercial lines of credit:
Pass	-	-	-	-	-	-	57,618	2,495	60,113
Special Mention	-	-	-	-	-	-	5,622	190	5,812
Substandard	-	-	-	-	-	-	1,309	368	1,677
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial lines of credit	-	-	-	-	-	-	64,549	3,053	67,602
Other commercial and industrial:
Pass	14,141	20,814	14,160	4,186	3,987	14,609	6,022	-	77,919
Special Mention	2,640	2,220	65	258	34	-	-	-	5,217
Substandard	-	132	1,041	-	312	4,398	-	-	5,883
Doubtful	-	328	24	429	-	-	-	-	781
Total other commercial and industrial	16,781	23,494	15,290	4,873	4,333	19,007	6,022	-	89,800
Paycheck Protection Program loans
Pass	-	-	-	-	113	-	-	-	113
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Paycheck Protection Program loans	-	-	-	-	113	-	-	-	113
Tax exempt loans
Pass	87	-	-	-	94	4,363	-	-	4,544
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total tax exempt loans	87	-	-	-	94	4,363	-	-	4,544

	Term Loans By Origination Year						Revolving	Revolving loans converted to
(In thousands)	2024	2023	2022	2021	2020	Prior	loans	term loans	Total
1-4 family first-lien residential mortgages:
Pass	$11,085	$15,922	$29,167	$48,525	$35,973	$107,571	$-	$-	$248,243
Special Mention	-	-	-	-	554	473	-	-	1,027
Substandard	-	-	-	91	207	713	-	-	1,011
Doubtful	-	-	-	-	152	940	-	-	1,092
Total 1-4 family first-lien residential mortgages	11,085	15,922	29,167	48,616	36,886	109,697	-	-	251,373
Construction:
Pass	4,864	-	-	-	-	-	-	-	4,864
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total construction	4,864	-	-	-	-	-	-	-	4,864
Home equity and junior liens:
Pass	6,113	4,092	3,181	2,906	1,692	11,807	20,352	706	50,849
Special Mention	-	-	-	-	-	75	20	-	95
Substandard	-	-	-	12	-	320	657	6	995
Doubtful	-	-	-	-	-	-	-	9	9
Total home equity and junior liens	6,113	4,092	3,181	2,918	1,692	12,202	21,029	721	51,948
Other Consumer:
Pass	4,475	58,818	3,908	2,021	1,031	2,305	-	-	72,558
Special Mention	2	2	20	5	24	13	-	-	66
Substandard	-	-	10	76	-	-	-	-	86
Doubtful	-	-	-	-	-	-	-	-	-
Total other consumer	4,477	58,820	3,938	2,102	1,055	2,318	-	-	72,710
Net deferred loan fees	(462)	18	(171)	(197)	(70)	(705)	-	-	(1,587)
Total loans	$88,906	$158,192	$130,008	$113,145	$72,006	$261,355	$91,600	$3,774	$918,986

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

An aging analysis of past due loans, not including net deferred loan costs, segregated by portfolio segment and class of loans, as of March 31, 2025 and December 31, 2024, are detailed in the following tables:

	As of March 31, 2025

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,888	$546	$1,857	$5,291	$238,563	$243,854
Construction	-	-	-	-	3,162	3,162
Loans held-for-sale	-	-	-	-	-	-
Total residential mortgage loans	2,888	546	1,857	5,291	241,725	247,016
Commercial loans:
Real estate	2,970	50	6,962	9,982	371,497	381,479
Lines of credit	2,502	-	452	2,954	62,120	65,074
Other commercial and industrial	1,302	2,453	3,196	6,951	84,693	91,644
Paycheck Protection Program loans	-	-	-	-	96	96
Tax exempt loans	-	-	-	-	4,446	4,446
Total commercial loans	6,774	2,503	10,610	19,887	522,852	542,739
Consumer loans:
Home equity and junior liens	634	442	370	1,446	50,869	52,315
Other consumer	637	386	395	1,418	70,263	71,681
Total consumer loans	1,271	828	765	2,864	121,132	123,996
Total loans	$10,933	$3,877	$13,232	$28,042	$885,709	$913,751

	As of December 31, 2024

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,262	$805	$3,162	$6,229	$245,144	$251,373
Construction	-	-	-	-	4,864	4,864
Loans held-for-sale	-	-	-	-	-	-
Total residential mortgage loans	2,262	805	3,162	6,229	250,008	256,237
Commercial loans:
Real estate	1,110	2,086	10,261	13,457	364,162	377,619
Lines of credit	953	28	1,448	2,429	65,173	67,602
Other commercial and industrial	3,022	366	6,503	9,891	79,909	89,800
Paycheck Protection Program loans	-	-	-	-	113	113
Tax exempt loans	-	-	-	-	4,544	4,544
Total commercial loans	5,085	2,480	18,212	25,777	513,901	539,678
Consumer loans:
Home equity and junior liens	584	329	414	1,327	50,621	51,948
Other consumer	912	560	296	1,768	70,942	72,710
Total consumer loans	1,496	889	710	3,095	121,563	124,658
Total loans	$8,843	$4,174	$22,084	$35,101	$885,472	$920,573

As of March 31, 2025 and December 31, 2024, the amount of interest income recognized on nonaccrual loans and the cost basis of nonaccrual loans, for which there is no ACL, are detailed in the following tables. All loans greater than 90 days past due are classified as nonaccrual.

	As of and for the three months ended
	March 31, 2025
(In thousands)	Nonaccrual Loans	Nonaccrual loans without related allowance for credit loss	Recognized interest income
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,857	$639	$23
Total residential mortgage loans	1,857	639	23
Commercial loans:
Real estate	6,962	5,078	19
Lines of credit	452	250	1
Other commercial and industrial	3,196	1,037	44
Total commercial loans	10,610	6,365	64
Consumer loans:
Home equity and junior liens	395	-	8
Other consumer	370	-	3
Total consumer loans	765	-	11
Total nonaccrual loans	$13,232	$7,004	$98

	As of and for the year ended
	December 31, 2024
(In thousands)	Nonaccrual Loans	Nonaccrual loans without related allowance for credit loss	Recognized interest income
Residential mortgage loans:
1-4 family first-lien residential mortgages	$3,162	$641	$102
Total residential mortgage loans	3,162	641	102
Commercial loans:
Real estate	10,261	4,537	302
Lines of credit	1,448	1,255	81
Other commercial and industrial	6,503	1,921	258
Total commercial loans	18,212	7,713	641
Consumer loans:
Home equity and junior liens	414	-	10
Other consumer	296	-	21
Total consumer loans	710	-	31
Total nonaccrual loans	$22,084	$8,354	$774

At March 31, 2025, the Bank's 80 nonperforming loans represented 1.5% of total loans, with an aggregate outstanding balance of $13.2 million, as compared to 93 loans, representing 2.4% of total loans, with an aggregate outstanding balance of $22.1 million at December 31, 2024. This decrease in nonaccrual balances of $8.9 million was primarily the result of three large commercial loans returning to accrual status during the three months ended March 31, 2025.

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

The financial impact of commercial real estate loan modifications made to borrowers experiencing financial difficult during the three months ended March 31, 2025 related to one borrower that was granted a maturity extension of 48 months. The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The payment status of modified loans were current during the three months ending March 31, 2025. There were no loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2024.

The following table presents the amortized cost basis of loans at March 31, 2025 and December 31, 2024 that were experiencing financial difficulty and modified, by class and by type of modification.

As of March 31, 2025
(In thousands)	Term Extension	Total Class of Receivable
Residential mortgage loans	$-	-
Commercial real estate	2,031	1%
Commercial lines of credit	-	-
Commercial and industrial	-	-
Home equity and consumer	-	-
Total	$2,031	1%

As of December 31, 2024
(In thousands)	Term Extension	Total Class of Receivable
Residential mortgage loans	$-	-
Commercial real estate	2,096	1%
Commercial lines of credit	-	-
Commercial and industrial	-	-
Home equity and consumer	-	-
Total	$2,096	1%

Note 7: Allowance for Credit Losses

Management extensively reviews recent trends in historical losses, qualitative factors, including concentrations of loans to related borrowers and concentrations of loans by collateral type, and specific reserve requirements on loans individually evaluated in its determination of the adequacy of the credit losses. The Company recorded $457,000 in provision for credit losses ("PCL") for the three month period ended March 31, 2025, as compared to $726,000 for the three month period ended March 31, 2024.

There was a $269,000 decrease in provision for credit losses in the three months ended March 31, 2025, when compared to the same three month period in 2024. During the first quarter of 2025, the Company recorded a $504,000 increase to provision for credit losses related to its loan portfolio and a reduction to its reserves related to unfunded commitments in the amount of $47,000. The provision in the quarter ended March 31, 2025 was reflective of the qualitative factors used in determining the adequacy of the ACL and changes in the levels of delinquent and nonaccrual loans. The first quarter PCL reflects an addition to reserves considering asset quality metrics.

The following table summarizes all activity related to the ACL from December 31, 2024 to March 31, 2025 and to the recorded PCL for the three months ended March 31, 2025 (in thousands):

ACL - Loans	Reserves as of December 31, 2024	Q1 2025 Charge-Offs	Q1 2025 Recoveries	Q1 2025 PCL	Reserves as of March 31, 2025
Individually evaluated	$2,485	$-	$-	$5	$2,490
Overdraft	-	(38)	9	29	-
Pooled - quantitative	6,570	(263)	20	311	6,638
Pooled - qualitative	4,269	-	-	159	4,428
Purchased	3,919	(207)	139	-	3,851
Total ACL - Loans	$17,243	$(508)	$168	$504	$17,407

ACL - Held-To-Maturity	257	-	-	-	257

Other Liabilities - Unfunded Commitments	550	-	-	(47)	503
Total ACL	$18,050	$(508)	$168	$457	$18,167

The following table summarizes all activity related to the ACL from December 31, 2023 to March 31, 2024 and to the recorded PCL for the three months ended March 31, 2024 (in thousands):

ACL - Loans	Reserves as of December 31, 2023	Q1 2024 Charge-Offs	Q1 2024 Recoveries	Q1 2024 PCL	Reserves as of March 31, 2024
Individually evaluated	$3,716	$-	$-	$100	$3,816
Overdraft	364	(5)	4	-	363
Pooled - quantitative	6,203	(63)	34	101	6,275
Pooled - qualitative	3,566	-	-	509	4,075
Purchased	2,126	-	-	-	2,126
Total ACL - Loans	$15,975	$(68)	$38	$710	$16,655

ACL - Held-To-Maturity	352	-	-	15	367

Other Liabilities - Unfunded Commitments	589	-	-	1	590
Total ACL	$16,916	$(68)	$38	$726	$17,612

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

	As of and for the three months ended March 31, 2025
	1-4 family
	first-lien	Residential			Other	Paycheck
	residential	construction	Commercial	Commercial	commercial	Protection
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial	Program
Allowance for credit losses:
Beginning Balance	$1,467	$592	$6,746	$749	$2,879	$-
Charge-offs	-	-	-	(92)	(80)	-
Recoveries	3	-	1	-	4	-
Provisions (credits)	(37)	(88)	332	254	45	-
Ending balance	$1,433	$504	$7,079	$911	$2,848	$-
Ending balance: related to loans individually evaluated	$41	$-	$1,004	$253	$1,012	$-
Ending balance: related to loans collectively evaluated	$1,392	$504	$6,075	$658	$1,836	$-
Loans receivables:
Ending balance	$243,854	$3,162	$381,479	$65,074	$91,644	$96
Ending balance: individually evaluated	$1,170	$-	$10,650	$503	$2,945	$-
Ending balance: collectively evaluated	$242,684	$3,162	$370,829	$64,571	$88,699	$96

		Home equity	Other
	Tax exempt	and junior liens	Consumer	Total
Allowance for credit losses:
Beginning Balance	$4	$715	$4,091	17,243
Charge-offs	-	-	(336)	(508)
Recoveries	-	1	159	168
Provisions (credits)	(2)	(22)	22	504
Ending balance	$2	$694	$3,936	$17,407
Ending balance: related to loans individually evaluated	$-	$180	$-	$2,490
Ending balance: related to loans collectively evaluated	$2	$514	$3,936	$14,917
Loans receivables:
Ending balance	$4,446	$52,315	$71,681	$913,751
Ending balance: individually evaluated	$-	$530	$-	$15,798
Ending balance: collectively evaluated	$4,446	$51,785	$71,681	$897,953

	As of and for the three months ended March 31, 2024
	1-4 family
	first-lien	Residential			Other	Paycheck
	residential	construction	Commercial	Commercial	commercial	Protection
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial	Program
Allowance for credit losses:
Beginning Balance	$1,608	$858	$5,751	$1,674	$3,281	$-
Charge-offs	-	-	-	-	-	-
Recoveries	2	-	6	-	5	-
Provisions (credits)	9	(56)	810	(283)	117	-
Ending balance	$1,619	$802	$6,567	$1,391	$3,403	$-
Ending balance: related to loans individually evaluated	$138	$-	$1,057	$725	$1,710	$-
Ending balance: related to loans collectively evaluated	$1,481	$802	$5,510	$666	$1,693	$-
Loans receivables:
Ending balance	$252,026	$1,689	$363,467	$67,416	$91,178	$147
Ending balance: individually evaluated	$2,129	$-	$12,138	$1,270	$6,849	$-
Ending balance: collectively evaluated	$249,897	$1,689	$351,329	$66,146	$84,329	$147

		Home equity	Other
	Tax exempt	and junior liens	Consumer	Total
Allowance for credit losses:
Beginning Balance	$1	$657	$2,145	$15,975
Charge-offs	-	-	(68)	(68)
Recoveries	-	-	25	38
Provisions	1	5	107	710
Ending balance	$2	$662	$2,209	$16,655
Ending balance: related to loans individually evaluated	$-	$146	$70	$3,846
Ending balance: related to loans collectively evaluated	$2	$516	$2,139	$12,809
Loans receivables:
Ending balance	$3,374	$35,723	$77,106	$892,126
Ending balance: individually evaluated	$-	$715	$70	$23,171
Ending balance: collectively evaluated	$3,374	$35,008	$77,036	$868,955

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

The allocation of the allowance for credit losses summarized on the basis of the Company’s calculation methodology was as follows:

	As of March 31, 2025
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$41	$-	$1,004	$253	$1,012
Historical loss rate	1,440	504	2,880	154	1,111
Qualitative factors	(48)	-	3,195	504	725
Total	$1,433	$504	$7,079	$911	$2,848

		Home equity	Other
	Tax exempt	and junior liens	consumer	Total
Specifically reserved	$-	$392	$3,639	$6,341
Historical loss rate	2	281	266	6,638
Qualitative factors	-	21	31	4,428
Total	$2	$694	$3,936	$17,407

	As of December 31, 2024
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Specifically reserved	$42	$-	$853	$154	$1,165
Historical loss rate	1,474	592	2,779	126	1,032
Qualitative factors	(49)	-	3,114	469	682
Total	$1,467	$592	$6,746	$749	$2,879

		Home equity	Other
	Tax exempt	and junior liens	consumer	Total
Specifically reserved	$-	$416	$3,774	$6,404
Historical loss rate	4	278	285	6,570
Qualitative factors	-	21	32	4,269
Total	$4	$715	$4,091	$17,243

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

The following table details the amortized cost of collateral dependent loans at March 31, 2025 and December 31, 2024:

(In thousands)	March 31, 2025	December 31, 2024
Commercial and industrial	$3,349	$7,478
Commercial real estate	10,650	8,591
Residential (1-4 family) first mortgages	373	374
Home equity loans and lines of credit	504	528
Consumer loans	-	67
Total loans	$14,876	$17,038

Note 8: Foreclosed Real Estate

The Company is required to disclose the carrying amount of foreclosed real estate properties held as a result of obtaining physical possession of the property at each reporting period.

(In thousands)	Number of properties	March 31, 2025	Number of properties	December 31, 2024
Foreclosed real estate	-	$-	-	$-

At March 31, 2025 and December 31, 2024, the Company reported $1.6 million and $1.2 million, respectively, in real estate loans in the process of foreclosure.

Note 9: Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Generally, all letters of credit when issued have expiration dates within one year. The credit risks involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had $2.5 million and $2.4 million of standby letters of credit as of March 31, 2025 and December 31, 2024, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The Company holds two corporate investment securities with an amortized historical cost of $4.1 million and an aggregate fair market value of $4.2 million as of both March 31, 2025 and December 31, 2024. These securities have an aggregate valuation that is determined using published net asset values (NAV) derived by an analysis of the securities’ underlying assets. These securities are comprised primarily of broadly-diversified real estate holdings and are traded in secondary markets on an infrequent basis. While these securities are redeemable at least annually through tender offers made by respective issuers, the liquidation value of these securities may be below stated NAVs and also subject to restrictions as to the amount that can be redeemed at any single scheduled redemption. The Company anticipates that these securities will be redeemed by respective issuers on indeterminate future dates as a consequence of the ultimate liquidation strategies employed by the managers of these portfolios.

The Company also holds two limited partnership investments managed by an unrelated third party with an aggregate fair market value of $4.4 million and $4.1 million as of March 31, 2025 and December 31, 2024, respectively. The investments are funds comprised of marketable equity securities, primarily issued by community banks and financial technology companies. These investments are recorded at fair value at the end of each reporting period using NAV valuation techniques. Unrealized changes in the fair value of these investments are recorded as components of periodic net income in the period in which the changes occur.

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

Individually evaluated loans: Individually evaluated loans are those loans in which the Company has measured impairment based on the fair value of the loan’s collateral or the discounted value of expected future cash flows. Fair value is generally determined based upon market value evaluations by third parties of the properties and/or estimates by management of working capital collateral or discounted cash flows based upon expected proceeds. These appraisals may include up to three approaches to value: the sales comparison approach, the income approach (for income-producing property), and the cost approach. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as, changes in absorption rates or market conditions from the time of valuation and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Individually evaluated loans are subject to nonrecurring fair value adjustments upon initial recognition or subsequent impairment. A portion of the allowance for credit losses is allocated to individually evaluated loans if the value of such loans is deemed to be less than the unpaid balance.

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	March 31, 2025
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$69,180	$-	$69,180
State and political subdivisions	-	32,433	-	32,433
Corporate	-	6,692	-	6,692
Corporate issuances measured at NAV	-	-	-	4,193
Asset backed securities	-	18,475	-	18,475
Residential mortgage-backed - US agency	-	49,220	-	49,220
Collateralized mortgage obligations - US agency	-	15,197	-	15,197
Collateralized mortgage obligations - Private label	-	88,455	-	88,455
Total		279,652		283,845
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total available-for-sale securities	$206	$279,652	$-	$284,051

Marketable equity securities measured at NAV	$-	$-	$-	$4,401

Interest rate swap derivative fair value hedges (unrealized gain carried as receivable from derivative counterparties)	$-	$3,110	$-	$3,110

	December 31, 2024
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$70,425	$-	$70,425
State and political subdivisions	-	33,322	-	33,322
Corporate	-	6,636	-	6,636
Corporate issuances measured at NAV	-	-	-	4,245
Asset backed securities	-	18,487	-	18,487
Residential mortgage-backed - US agency	-	39,171	-	39,171
Collateralized mortgage obligations - US agency	-	13,530	-	13,530
Collateralized mortgage obligations - Private label	-	83,309	-	83,309
Total		264,880		269,125
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total available-for-sale securities	$206	$264,880	$-	$269,331

Marketable equity securities measured at NAV	$-	$-	$-	$4,076

Interest rate swap derivative fair value hedges (unrealized gain carried as receivable from derivative counterparties)	$-	$6,086	$-	$6,086

Pathfinder Bank had the following assets measured at fair value on a nonrecurring basis as of March 31, 2025 and December 31, 2024:

		March 31, 2025
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Individually evaluated loans	$-	$-	$3,985	$3,985
Foreclosed real estate	$-	$-	$-	$-

		December 31, 2024
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Individually evaluated loans	$-	$-	$13,020	$13,020
Foreclosed real estate	$-	$-	$-	$-

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at the indicated dates.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At March 31, 2025
Individually evaluated loans	Appraisal of collateral	Discounted Cash Flow	12% - 50% (27%)
Foreclosed real estate	Appraisal of collateral	Costs to Sell	21% - 24% (22%)

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2024
Individually evaluated loans	Appraisal of collateral	Discounted Cash Flow	10% - 75% (21%)
Foreclosed real estate	Appraisal of collateral	Costs to Sell	21% - 24% (22%)

There have been no transfers of assets into or out of any fair value measurement level during the three months ended March 31, 2025 or 2024.

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

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		March 31, 2025		December 31, 2024
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$51,468	$51,468	$31,572	$31,572
Investment securities - available-for-sale	2	279,858	279,858	264,880	264,880
Investment securities - available-for-sale	NAV	4,193	4,193	4,245	4,245
Investment securities - marketable equity	NAV	4,401	4,401	4,076	4,076
Investment securities - held-to-maturity	2	155,704	149,048	158,683	151,023
Federal Home Loan Bank stock	2	2,906	2,906	4,590	4,590
Net loans	3	894,743	850,926	901,743	852,743
Accrued interest receivable	1	6,748	6,748	6,881	6,881
Interest rate derivative fair value hedges receivable - AFS investments	2	1,994	1,994	3,199	3,199
Interest rate derivative fair value hedges receivable - loans	2	1,116	1,116	2,887	2,887

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$764,842	$764,842	$701,477	$701,477
Time Deposits	2	499,638	497,411	503,047	500,638
Borrowings	2	44,628	44,435	88,068	87,707
Subordinated debt	2	30,156	26,331	30,107	25,347
Accrued interest payable	1	844	844	546	546

Note 11: Interest Rate Derivatives

The Company is exposed to certain risks related to both its business operations and changes in economic conditions. As part of managing interest rate risk, the Company periodically enters into standardized interest rate derivative contracts (designated as hedging agreements) to modify the repricing characteristics of certain portions of the Company’s earning assets and interest-bearing liabilities portfolios. The Company designates interest rate hedging agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate hedging agreements are recorded at fair value as other assets or liabilities. The Company had no material derivative contracts not designated as hedging agreements at March 31, 2025 or December 31, 2024.

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

Among the array of interest rate hedging contracts, potentially available to the Company, are interest rate swap and interest rate cap (or floor) contracts. The Company uses interest rate swaps, cap or floor contracts as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments over the life of the agreements without the exchange of the underlying notional amount. An interest rate cap is a type of interest rate derivative in which the buyer receives payments at the end of each contractual period in which the index interest rate exceeds the contractually agreed upon strike price rate. The purchaser of a cap contract will continue to benefit from any rise in interest rates above the strike price. Similarly, an interest rate floor is a derivative contract in which the buyer receives payments at the end of each period in which the interest rate is below the agreed strike price. The purchaser of a floor contract will continue to benefit from any decrease in interest rates below the strike price. The Company had no interest rate cap or floor contracts in place at March 31, 2025 or December 31, 2024.

The Company records various hedges in the consolidated statements of condition at fair value. The Company’s accounting treatment for these derivative instruments is based on the instrument's hedge designation determined at the inception of each derivative instrument's contractual term. The following tables show the Company’s outstanding fair value hedges at March 31, 2025 and December 31, 2024:

(In thousands)	Carrying Amount of the Hedged Assets at March 31, 2025	Cumulative Amount of Fair Value Hedging Adjustment Subtracted/(Added) from Carrying Amount of the Hedged Assets at March 31, 2025	Hedge-Adjusted Carrying Amount of the Hedged Assets at December 31, 2024	Cumulative Amount of Fair Value Hedging Adjustment Subtracted from Carrying Amount of the Hedged Assets at December 31, 2024
Line item on the balance sheet in which the hedged item is included:
Available-for-sale securities (1)	$76,279	$1,994	$76,303	$3,199
Loans receivable (2)	$132,246	$1,116	$133,765	$2,887

(1)
The $76.3 million carrying amount of hedged assets represents the hedge-adjusted amortized cost basis of individually evaluated municipal, private label, and GSE-backed securities designated as the underlying assets for the hedging relationships. The notional amount of the designated hedges were $78.2 million and $73.9 million at March 31, 2025 and December 31, 2024, respectively. The fair value of the derivatives (an unrealized gain, receivable from derivative counterparties) recorded in other assets resulted in a net asset position of $2.0 million and $3.2 million at March 31, 2025 and December 31, 2024, respectively. The Company's participation in fair value hedging transactions increased investment security interest income by $302,000 and $632,000 in the three month periods ended March 31, 2025 and March 31, 2024, respectively.

(2)
The $132.2 million net carrying amount of hedged assets represents the hedge-adjusted amortized cost of a designated pool of residential mortgages and the aggregate hedge-adjusted amortized cost of four specified purchased consumer loan pools. These pools of loans were designated as the underlying assets for the hedging relationships in which the hedged underlying asset's notional amounts were the amortized cost projected to be remaining at the end of the contractual term of the hedging instruments. The amount of the designated hedged items were $133.4 million and $128.9 million at March 31, 2025 and December 31, 2024, respectively. At March 31, 2025, the fair value of the derivatives recorded in other assets (an unrealized gain, receivable from derivative counterparties) resulted in a net asset position of $1.1 million, recorded by the Company as a component of other assets. The Company’s participation in fair value hedging transactions increased interest income by $267,000 and $628,000, for the three month periods ended March 31, 2025 and March 31, 2024, respectively. Details of the two hedging strategies, in place at March 31, 2025 are presented below:

a.
On April 7, 2023 the Bank entered into an amortizing swap transaction with an initial notional amount of $100.0 million whereby the Bank will receive 3-month SOFR rate monthly, based on the notional amount of the swap contract at the beginning of each month until the swap transaction expires in 2035. The notional amount of the swap declines monthly according to a predetermined amortization schedule and was $74.6 million at March 31, 2025. The Bank will pay a fixed rate of 3.208% to the contract's counterparty throughout the life of the contract based on each month's beginning notional balance. The fair value of this swap contract was $1.5 million at March 31, 2025.

b.
On December 7, 2023, the Bank entered into five fixed-pay interest rate swap contracts with a total notional amount of $50.0 million, whereby the Bank will receive 3-month SOFR monthly until the respective maturity dates of the contracts. The contracts expire in annual increments on December 1 of 2025 ($5.0 million, fixed rate of 4.463%), 2026 ($5.0 million, fixed rate of 4.136%), 2027 ($10.0 million, fixed rate of 3.973%), 2028 ($15.0 million, fixed rate of 3.887%), and 2029 ($15.0 million, fixed rate of 3.845%). The fair value of these swap contracts in aggregate was a reduction of $377,000 at March 31, 2025.

The following tables summarize the net effects of the Company's fair value and cash flow hedges for the three months ended March 31, 2025 and March 31, 2024, respectively:

Fair Value Hedges
(In thousands)	Three Months Ended March 31, 2025
Hedge Category	Average Notional Balance	Period Ending Notional Balance	Net Cash Received Recorded In Net Income	Fair Value Receivable at Period End
Investments	$73,283	$73,061	$301	$1,994
Loans	126,980	126,047	267	1,116
Total	$200,263	$199,108	$568	$3,110

	Three Months Ended March 31, 2024
Hedge Category	Average Notional Balance	Period Ending Notional Balance	Net Cash Received Recorded In Net Income	Fair Value Receivable at Period End
Investments	$87,500	$83,519	$632	$3,509
Loans	138,903	137,850	628	3,035
Total	$226,403	$221,369	$1,260	$6,544

Cash Flow Hedges
(In thousands)	Three Months Ended March 31, 2025
Hedge Category	Average Notional Balance	Period Ending Notional Balance	Net Cash Received Recorded In Net Income	Fair Value Receivable at Period End
Borrowed Funds	$-	$-	$80	$-

	Three Months Ended March 31, 2024
Hedge Category	Average Notional Balance	Period Ending Notional Balance	Net Cash Received Recorded In Net Income	Fair Value Receivable at Period End
Borrowed Funds	$40,000	$40,000	$157	$556

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

The amounts of hedge ineffectiveness, recognized at March 31, 2025 and December 31, 2024 for cash flow hedges were not material to the Company’s consolidated results of operations. A portion of, or the entire amount included in accumulated other comprehensive loss would be reclassified into current earnings should a portion of, or the entire hedge, no longer be considered effective. Management believes that the hedges will remain fully effective during the remaining term of the respective hedging contracts. The changes in the fair values of the interest rate hedging agreements primarily result from the effects of changing index interest rates and the reduction of the time each quarter between the measurement date and the contractual maturity date of the hedging instrument.

The Company manages its potential credit exposure on interest rate swap transactions by entering into bilateral credit support agreements with each contractual counterparty. These agreements require collateralization of credit exposures beyond specified minimum threshold amounts. Interest rate hedging agreements are entered into with counterparties that meet the Company's established credit standards and the agreements contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material at March 31, 2025.

Note 12: Accumulated Other Comprehensive (Loss) Income

Changes in the components of accumulated other comprehensive (loss) income (“AOCI”), net of tax, for the periods indicated are summarized in the tables below.

	For the three months ended March 31, 2025
(In thousands)	Net Unrealized Loss on Retirement Plans	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Total
Beginning balance	$(1,991)	$(7,548)	$395	$(9,144)
Other comprehensive income (loss) before reclassifications	-	743	(60)	683
Amounts reclassified from AOCI	25	4	-	29
Ending balance	$(1,966)	$(6,801)	$335	$(8,432)

	For the three months ended March 31, 2024
(In thousands)	Net Unrealized Loss on Retirement Plans	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Total
Beginning balance	$(2,073)	$(7,564)	$32	$(9,605)
Other comprehensive income before reclassifications	-	223	379	602
Amounts reclassified from AOCI	27	114	-	141
Ending balance	$(2,046)	$(7,227)	$411	$(8,862)

The following table presents the amounts reclassified out of each component of AOCI for the indicated period:

		Amount Reclassified
		from AOCI (1)
		(Unaudited)
(In thousands)		For the three months ended
Details about AOCI (1) components	Affected Line Item in the Statement of Income	March 31, 2025	March 31, 2024
Retirement plan items
Retirement plan net gains recognized in plan expenses (2)	Salaries and employee benefits	$(34)	$(37)
Tax effect	Provision for income taxes	9	10
	Net Income	$(25)	$(27)
Available-for-sale securities
Realized losses on sale of securities	Net losses on sales and redemptions of investment securities	$(5)	$(154)
Tax effect	Provision for income taxes	1	40
	Net Income	$(4)	$(114)

(1)
Amounts in parentheses indicates debits in net income.
(2)
These items are included in net periodic pension cost. See Note 5 for additional information.

Note 13: Noninterest Income

The Company has included the following table regarding the Company’s noninterest income for the periods presented.

	For the three months ended
(In thousands)	March 31, 2025	March 31, 2024
Service charges on deposit accounts
Insufficient funds fees	$208	$179
Deposit related fees	148	109
ATM fees	18	21
Total service charges on deposit accounts	374	309
Fee Income
Insurance agency revenue	-	397
Investment services revenue	101	142
ATM fees surcharge	73	50
Banking house rents collected	61	55
Total fee income	235	644
Card income
Debit card interchange fees	1	119
Merchant card fees	11	12
Total card income	12	131
Mortgage fee income and realized gains on sales of loans and foreclosed real estate
Loan servicing fees	101	88
Net gains on sales of loans and foreclosed real estate	65	18
Total mortgage fee income and realized gains on sales of loans and foreclosed real estate	166	106
Total	787	1,190
Earnings and gains on bank owned life insurance	162	157
Net realized losses on sales and redemptions of investment securities	(8)	(148)
Net realized gains on sales of marketable equity securities	218	108
Non-recurring gain on lease renegotiations	-	245
Other miscellaneous income	38	185
Total noninterest income	$1,197	$1,737

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

The components of lease expense are as follows:

	For the three months ended
(In thousands)	March 31, 2025	March 31, 2024
Operating lease cost	$49	$49
Finance lease cost	429	108

Supplemental cash flow information related to leases was as follows:

	For the three months ended
(In thousands)	March 31, 2025	March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$46	$45
Operating cash flows from finance leases	429	108
Financing cash flows from finance leases	111	32

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rate)	March 31, 2025	December 31, 2024
Operating Leases:
Operating lease right-of-use assets	$1,356	$1,391
Operating lease liabilities	1,560	1,591

Finance Leases:
Finance lease right-of-use assets	$16,478	$16,676
Finance lease liabilities	16,655	16,745

Weighted Average Remaining Lease Term:
Operating leases	17.07 years	17.08 years
Finance leases	21.77 years	22.01 years

Weighted Average Discount Rate:
Operating leases	3.90%	3.90%
Finance leases	6.01%	6.01%

As of March 31, 2025, future maturities of lease liabilities are as follows:

Twelve Months Ending March 31,
(In thousands)	Operating Leases	Finance Leases
2026	$116	$361
2027	117	381
2028	123	401
2029	87	426
2030	71	450
Thereafter	1,046	14,636
Total future maturities of lease liabilities	$1,560	$16,655

The Company owns certain properties that it leases to unaffiliated third parties at market rates. Lease rental income was $61,000 and $55,000 for the three months ended March 31, 2025 and 2024, respectively. The lease agreements in which the Company is the lessor are a mix of operating and finance leases.

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

Although the Company previously owned, through its wholly owned subsidiary PRMC, 51% of the membership interest in the Agency until its October 2024 sale, the Company is required to consolidate 100% of the Agency within the consolidated financial statements. The 49% of the Agency, which the Company did not own, is accounted for separately as noncontrolling interests within the consolidated financial statements.

At March 31, 2025, the Company and subsidiaries had total consolidated assets of $1.50 billion, total consolidated liabilities of $1.37 billion and shareholders' equity of $124.9 million.

The following discussion reviews the Company's financial condition at March 31, 2025 and the results of operations for the three month periods ended March 31, 2025 and 2024. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any other period.

The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2025 (“the consolidated annual financial statements”) as of December 31, 2024 and 2023 and for the two years then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Item 2.

Statement Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. These forward-looking statements concern the financial condition, results of operations, plans, objectives, future performance and business of Pathfinder Bancorp, Inc. and its subsidiary, including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) general economic conditions may be less favorable than expected; (2) competitive pressures among depository institutions may increase significantly; (3) changes in the interest rate environment may reduce interest margins; (4) loan origination and sale volumes, charge-offs and credit loss provisions may vary substantially from period to period; (5) the impact of a pandemic or other health crises and the government's response to such pandemic or crises on our operations as well as those of our customers and on the economy generally and in our market area specifically; (6) political developments, tariffs, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (7) legislative or regulatory changes or actions may adversely affect the businesses in which Pathfinder Bancorp, Inc. is engaged; (8) changes and trends in the securities markets may adversely impact Pathfinder Bancorp, Inc.; (9) a delayed or incomplete resolution of regulatory issues could adversely impact our planning; (10) difficulties in integrating any businesses that we may acquire, including our acquisition of the East Syracuse branch of Berkshire Bank, which may increase our expenses and delay the achievement of any benefits that we may expect from such acquisitions; (11) the impact of reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; (12) our ability to prevent or mitigate fraudulent activity and cybersecurity threats; and (13) the outcome of any future regulatory and legal investigations and proceedings may not be anticipated.

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

Application of Critical Accounting Estimates

The Company's consolidated quarterly financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated quarterly financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain accounting policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different from originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices or are provided by unaffiliated third-party sources, when available. When third party information is not available, valuation adjustments are estimated in good faith by management.

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

The measurement of individually evaluated loans is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses as compared to the loan carrying value. For all other loans and leases, the Company uses the general allocation methodology that establishes an allowance to estimate the lifetime incurred loss for each risk-rating category. The measurement of individually evaluated loans is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured based on the fair value of the collateral, less costs to sell. At March 31, 2025, the Bank’s position in individually evaluated loans consisted of 44 loans totaling $15.8 million. Of these loans, 14 loans, totaling $923,000, were valued using the present value of future cash flows method; and 30 loans, totaling $14.9 million, were valued based on a collateral analysis. For all other loans, the Company uses the general allocation methodology that establishes an allowance to estimate the lifetime incurred loss for each risk-rating category.

In estimating the ACL on loans, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate. At March 31, 2025, the Bank held $542.7 million in commercial real estate and commercial & industrial loans (collectively, commercial loans) representing 59.0% of the Bank’s entire loan portfolio. The Bank allocated $10.8 million to the ACL for these loans, including $4.4 million derived from the use of qualitative factors in the calculation. Given the concentration of ACL allocation to the total commercial loan portfolio and the significant judgments made by management in deriving the qualitative loss factors, management considers the impact that changes in judgments could have on the ACL. The ACL could increase (or decrease) by approximately $1.1 million, assuming a 25% negative (or positive) change within the group of qualitative factors used to determine the ACL for commercial loans. The sensitivity and related range of impacts for various judgments on the ACL is a hypothetical analysis and is used to determine management’s judgments or assumptions of qualitative loss factors that were utilized at March 31, 2025 in the final recorded estimation of the ACL on loans recognized on the Statements of Financial Condition.

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

Management performs an annual evaluation of our goodwill for possible impairment at each of our reporting units. Based on the December 31, 2024 evaluation, management has determined that the carrying value of goodwill was not impaired as of that date. Management will continuously evaluate all relevant economic and operational factors potentially affecting the Bank or the fair value of its assets, including goodwill. Should future economic consequences require a significant and sustained change in the operations of the Bank, re-evaluations of the Bank’s goodwill valuation will be conducted on a more frequent basis.

Recent Events

On March 31, 2025, the Company announced that its Board of Directors declared a cash dividend of $0.10 per share on the Company's voting common and non-voting common stock, and a cash dividend of $0.10 per notional share for the issued warrant relating to the fiscal quarter ended March 31, 2025. The dividends are payable to all shareholders of record on April 18, 2025 and will be paid on May 9, 2025.

Overview and Results of Operations

The Company recorded net income of $3.0 million for the three months ended March 31, 2025 compared to net income of $2.1 million for the three months ended March 31, 2024. The $854,000 increase in net income was due primarily to a $1.2 million decrease in total interest expense, a $831,000 increase in total interest and dividend income, and a $269,000 decrease in provision for credit losses. These quarter-over-quarter changes were partially offset by a $727,000 increase in total noninterest expense, a $540,000 decrease in total noninterest income, and a $212,000 increase in provision for income taxes.

Net interest income before the provision for credit losses increased $2.0 million, or 21.4%, to $11.4 million for the three months ended March 31, 2025, as compared to $9.4 million for the same three month period in 2024. The increase in net interest income was primarily due to a 36 basis points decrease in the average cost of total interest-bearing liabilities in the first quarter of 2025, as compared to the same quarter in 2024, combined with a $22.0 million decrease in the average balance of total interest-bearing liabilities for the same comparative periods. The decrease in the average balance of total interest-bearing liabilities was mostly due to a $67.1 million decrease in average total borrowings, partially offset by a $45.1 million increase in the average balance of interest-bearing deposits. The decrease in the average rates paid on interest-bearing liabilities in the first quarter of 2025, as compared to the same quarter in 2024, reflects significant reductions in borrowings, continued changes in the Bank's funding mix, as well as deliberate deposit pricing adjustments.

The increase in net interest income was also due to a 19 basis points increase in the average yield of total interest-earning assets in the first quarter of 2025, as compared to the same quarter in 2024, combined with a $10.7 million increase in the average balance of total interest-earning assets. The increase in the average balance of total interest-earning assets was mostly due to a $20.9 million increase in average loans, partially offset by a $9.3 million decrease in the average balance of total investment securities, and a $934,000 decrease in average federal funds sold and interest-earning deposits. The increase in the average yield received on interest-earning assets in the first quarter of 2025, as compared to the same quarter in 2024, reflects generally increased rates of interest for newly funded loans and investment securities, as compared to the average yields within these portfolios, as well as increases in rates for certain adjustable-rate loans and securities in the higher interest rate environment that has occurred in 2024 and the first quarter of 2025.

The Company's noninterest income for the first quarter of 2025 amounted to $1.2 million, reflecting a decrease of $540,000, compared to the same quarter of 2024. This decrease was primarily attributable to a $397,000 decrease in insurance agency revenue, as a result of the sale of the Company's insurance agency in October 2024. All other components of recurring noninterest income decreased $195,000, or 17.5%, during the same period. Other charges, commissions and fees decreased by $160,000, or 36.0%, in the quarter ended March 31, 2025, as compared to the same three month period in 2024, primarily as a result of New York State cumulative mortgage recording tax refunds in the amount of $141,000. Debit card interchange fees decreased $118,000 for the first quarter of 2025, as compared to the same quarter in 2024, driven by non-recurring catch up expenses related to prior periods of $158,000. Offsetting these decreases were increases of $65,000 in service charges on deposit accounts and $5,000 in earnings and gain on bank owned life insurance ("BOLI").

The quarter-over-quarter increase of $52,000, or 23.3%, in all other nonrecurring categories of noninterest income was primarily due to a $140,000 decrease in losses on sales and redemptions of investment securities, a $110,000 increase in gains on marketable equity securities, and a $47,000 increase in gain on sales of loans and foreclosed real estate. This cumulative gain of $297,000 was mostly offset by the recognition of a $245,000 refund received from cumulative lessor related pass-through operating expense charges for a leased branch location during the first quarter of 2024.

Total noninterest expense for the first quarter of 2025 was $8.4 million, an increase of $727,000, or 9.4%, compared to the same three month period in 2024. The increase was mostly the result of a $531,000 increase in building and occupancy, primarily due to ongoing facility-related costs associated with operating the East Syracuse branch acquired in July 2024. Other contributors to this quarter-over-quarter increase mostly related to the opening of the new East Syracuse branch include a $154,000 increase in amortization expense, a $138,000 increase in data processing, and a $121,000 increase in salaries and benefits. Partially offsetting these increases was a $285,000 decrease in insurance agency expense, as a result of the sale of the Company's insurance agency in October 2024.

Management extensively reviews recent trends in changes in the size and composition of the loan portfolio, historical loss experience, qualitative factors, and specific reserve requirements on loans individually evaluated, in its determination of the adequacy of the ACL. For the three months ended March 31, 2025, $457,000 was recorded in PCL as compared to $726,000 in the same prior year three month period. The provision in the quarter ended March 31, 2025 was reflective of the qualitative factors used in determining the adequacy of the ACL and changes in the levels of delinquent and nonaccrual loans. The first quarter PCL reflects an addition to reserves considering loan growth and asset quality metrics. The credit-sensitive portfolios continue to be carefully monitored, and the Bank will consistently apply its loan classification and reserve building methodologies to the analysis of these portfolios.

The total PCL for the three months ended March 31, 2025 was $457,000, with $504,000 related to the Company's loan portfolio, which was partially offset by a benefit of $47,000 for reserves related to unfunded commitments. The ACL related to loans was therefore $17.4 million at March 31, 2025.

In comparing the year-over-year first quarter periods, the Company’s return on average assets increased 22 basis points to 0.81% due to the combined effects of the increase in net income (the numerator in the ratio) outpacing the increase in average assets (the denominator in the ratio). Average assets increased mostly due to an increase of $20.9 million in the average balance of loans in the first quarter of 2025, as compared to the same quarter of 2024.

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

	(Unaudited)
	For the three months ended March 31,
	2025			2024
	Average		Average Yield /	Average		Average Yield /
(In thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$916,207	$13,672	5.97%	$895,335	$12,268	5.48%
Taxable investment securities	416,558	5,278	5.07%	431,114	5,736	5.32%
Tax-exempt investment securities	34,475	402	4.66%	29,171	508	6.97%
Fed funds sold and interest-earning deposits	12,939	89	2.75%	13,873	98	2.83%
Total interest-earning assets	1,380,179	19,441	5.63%	1,369,493	18,610	5.44%
Noninterest-earning assets:
Other assets	114,882			94,677
Allowance for credit losses	(17,413)			(16,081)
Net unrealized losses on available-for-sale securities	(9,947)			(11,187)
Total assets	$1,467,701			$1,436,902
Interest-bearing liabilities:
NOW accounts	$111,643	$298	1.07%	$99,688	$263	1.06%
Money management accounts	10,906	3	0.11%	11,653	3	0.10%
MMDA accounts	256,186	1,960	3.06%	213,897	1,933	3.61%
Savings and club accounts	129,769	81	0.25%	112,719	73	0.26%
Time deposits	498,963	4,603	3.69%	524,368	5,139	3.92%
Subordinated debt	30,123	475	6.31%	29,930	491	6.56%
Borrowings	70,575	610	3.46%	137,882	1,308	3.79%
Total interest-bearing liabilities	1,108,165	8,030	2.90%	1,130,137	9,210	3.26%
Noninterest-bearing liabilities:
Demand deposits	206,137			169,748
Other liabilities	29,961			15,986
Total liabilities	1,344,263			1,315,871
Shareholders' equity	123,438			121,031
Total liabilities & shareholders' equity	$1,467,701			$1,436,902
Net interest income		$11,411			$9,400
Net interest rate spread			2.73%			2.18%
Net interest margin			3.31%			2.75%
Ratio of average interest-earning assets to average interest-bearing liabilities			124.55%			121.18%

First quarter 2025 net interest income was $11.4 million, an increase of $2.0 million, or 21.4%, from the first quarter of 2024. The increase in interest and dividend income of $831,000 from the year-ago period was primarily attributed to an increase in interest from loans of $1.4 million, partially offset by average yield decreases of 231 basis points on tax-exempt investment securities and 25 basis points on taxable investment securities. The corresponding decreases in income from tax-exempt and taxable investment securities from the first quarter of 2024 were $106,000 and $458,000, respectively. The increase in interest from loans from the year-ago period reflected a benefit of approximately $347,000, including $247,000 of 2024 interest recovered from loans removed from nonaccrual status and $100,000 of first quarter 2025 prepayment fees.

A decrease in interest expense of $1.2 million from the first quarter of 2024 was primarily attributed to average balance decreases for time deposits and borrowings coupled with average cost decreases of 32 basis points for interest-bearing deposits, 25 basis points for subordinated debt, and 33 basis points for borrowings. The corresponding decreases in deposits and borrowings expense from the year-ago period were $466,000 and $698,000 respectively. These reductions reflect continued changes in the Bank’s funding mix, including growing core deposits, as well as deliberate deposit pricing adjustments and significant reductions in borrowings.

Net interest margin was 3.31% in the first quarter of 2025 compared to 2.75% in the first quarter of 2024. The increase reflected significant reductions in deposit and borrowing costs, as well as increased interest income associated with loans.

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

	Three months ended March 31,
	2025 vs. 2024
	Increase/(Decrease) Due to
			Total
Unaudited			Increase
(In thousands)	Volume	Rate	(Decrease)
Interest Income:
Loans	$291	$1,113	$1,404
Taxable investment securities	(190)	(268)	(458)
Tax-exempt investment securities	82	(188)	(106)
Interest-earning deposits	(6)	(3)	(9)
Total interest income	177	654	831
Interest Expense:
NOW accounts	32	3	35
Money management accounts	-	-	-
MMDA accounts	349	(322)	27
Savings and club accounts	11	(3)	8
Time deposits	(242)	(294)	(536)
Subordinated debt	3	(19)	(16)
Borrowings	(590)	(108)	(698)
Total interest expense	(437)	(743)	(1,180)
Net change in net interest income	$614	$1,397	$2,011

Deposits

The Company’s deposit base is drawn from eleven full-service branches and one motor bank in its market area. The deposit base consists of demand deposits, money management and money market deposit accounts, savings, and time deposits. Total deposits increased by $60.0 million, or 5.0% from December 31, 2024. The increase in consumer and business deposits during the quarter ended March 31, 2025, reflected the Bank’s increased market penetration among both non-business and business customers. For the quarter ended March 31, 2025, 78.3% of the Company's deposit base of $1.1 billion consisted of core deposits. Core deposits, which exclude brokered deposits and certificates of deposit of $250,000 or more, are considered to be more stable and generally provide the Company with a lower cost of funds than brokered and time deposits. The Company will continue to emphasize retail and business core deposits in the future by providing depositors with a full range of deposit product offerings and will maintain its recent focus on deposit gathering within the Syracuse market.

A summary of deposits by category at March 31, 2025 and December 31, 2024 is as follows:

(In thousands)	March 31, 2025	December 31, 2024
Savings accounts	$129,898	$128,753
Time accounts	349,673	360,716
Time accounts in excess of $250,000	149,922	142,473
Money management accounts	10,774	11,583
MMDA accounts	306,281	239,016
Demand deposit interest-bearing	109,941	101,080
Demand deposit noninterest-bearing	203,314	213,719
Mortgage escrow funds	4,677	7,184
Total Deposits	$1,264,480	$1,204,524

In addition to deposits obtained from its business operations within its target market areas, the Bank also obtains brokered deposits through various programs administered by IntraFi Network and through other unaffiliated third-party financial institutions.

The following table sets forth our nonbrokered and brokered deposit activities at the dates indicated:

	March 31, 2025			December 31, 2024
(In thousands)	Nonbrokered	Brokered	Total	Nonbrokered	Brokered	Total
Savings accounts	$129,898		$129,898	$128,753	$-	$128,753
Time accounts	227,344	122,329	349,673	226,445	134,271	360,716
Time accounts of $250,000 or more	149,922		149,922	142,473	-	142,473
Money management accounts	10,774		10,774	11,583	-	11,583
MMDA accounts	306,281		306,281	239,016	-	239,016
Demand deposit interest-bearing	107,941	2,000	109,941	99,080	2,000	101,080
Demand deposit noninterest-bearing	203,314		203,314	213,719	-	213,719
Mortgage escrow funds	4,677		4,677	7,184	-	7,184
Total Deposits	$1,140,151	$124,329	$1,264,480	$1,068,253	$136,271	$1,204,524

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

The Company recorded $457,000 in provision for credit losses for the three month period ended March 31, 2025, as compared to $726,000 for the three month period ended March 31, 2024. The provisioning in the first quarter of 2025 and 2024 reflects management’s determination of the appropriate level of additions to reserves, the composition of the loan portfolio, changes in quantifiable econometric data statistically correlated to historical charge-off rates, subjective qualitative assessments of changes in a broad array of factors including changes to underwriting criteria, loan staffing and local market conditions and changes in the levels of delinquent and nonaccrual loans. This represents a $269,000 decrease in provision for credit losses in the first quarter of 2025, as compared to the same period in 2024. The first quarter PCL reflects an addition to reserves considering loan growth and asset quality metrics. The Bank's credit sensitive portfolios continue to be carefully monitored, and the Bank will consistently apply its loan classification and reserve building methodologies to the analysis of these portfolios. Please refer to the asset quality section below for a further discussion of asset quality as it relates to the allowance for credit losses.

The Company measures delinquency based on the amount of past due loans as a percentage of total loans. The ratio of delinquent loans to total loans decreased to 3.1% at March 31, 2025 as compared to 3.8% at December 31, 2024. Delinquent loans (numerator) decreased $7.1 million while total loan balances (denominator) decreased $6.8 million at March 31, 2025, as compared to December 31, 2024. The decrease in past due loans between these two periods was driven by an $8.9 million decrease in loans delinquent 90 days and over, and a decrease of $297,000 in loans delinquent 60-89 days, partially offset by an increase of $2.1 million in loans delinquent 30-59 days.

At March 31, 2025, there were $28.0 million in loans past due including $10.9 million in loans 30-59 days past due, $3.9 million in loans 60-89 days past due and $13.2 million in loans 90 or more days past due. At December 31, 2024, there were $35.1 million in loans past due including $8.8 million in loans 30-59 days past due, $4.2 million in loans 60-89 days past due and $22.1 million in loans 90 or more days past due.

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

The following table sets forth certain information on noninterest income for the periods indicated:

	For the three months ended,
(In thousands)	March 31, 2025	March 31, 2024	Change
Service charges on deposit accounts	$374	$309	$65	21.0%
Earnings and gain on bank owned life insurance	162	157	5	3.2%
Loan servicing fees	101	88	13	14.8%
Debit card interchange fees	1	119	(118)	-99.2%
Insurance agency revenue	-	397	(397)	-100.0%
Other charges, commissions and fees	284	444	(160)	-36.0%
Noninterest income before gains and losses	922	1,514	(592)	-39.1%
Gains on sales and redemptions of investment securities	(8)	(148)	140	94.6%
Gain on sales of loans and foreclosed real estate	65	18	47	261.1%
Non-recurring gain on lease renegotiations	-	245	(245)	-100.0%
Gains (losses) on marketable equity securities	218	108	110	101.9%
Total noninterest income	$1,197	$1,737	$(540)	-31.1%

First quarter 2025 noninterest income totaled $1.2 million and no longer includes contributions from the insurance agency business sold in October 2024. First quarter 2024 noninterest income totaled $1.7 million, including $397,000 in insurance revenue.

Compared to the year-ago period, first quarter 2025 noninterest income reflected a reduction of $264,000 in debit card interchange fees driven by $158,000 of non-recurring catch up expenses and seasonal reductions estimated at $100,000, as well as decreases of $31,000 in service charges on deposit accounts and $7,000 in earnings and gain on bank owned life insurance (“BOLI”). Compared to the linked quarter, first quarter 2025 noninterest income also reflected increases of $52,000 in net realized gains on sales of marketable equity securities and $26,000 in gains on sales of loans and foreclosed real estate, as well as a decrease of $257,000 in net realized gains on sales and redemptions of investment securities.

Compared to the year-ago period, first quarter 2025 noninterest income included increases of $65,000 in service charges on deposit accounts, $13,000 in loan servicing fees, and $5,000 in earnings and gain on BOLI, as well as a decline of $118,000 in debit card interchange fees driven by $158,000 of non-recurring catch up expenses related to prior periods. Noninterest income growth from the year-ago quarter also reflected a $140,000 decrease in net realized losses on sales and redemptions of investment securities and increases of $110,000 in net realized gains on sales of marketable equity securities and $47,000 in gains on sales of loans and foreclosed real estate.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

	For the three months ended,
(In thousands)	March 31, 2025	March 31, 2024	Change
Salaries and employee benefits	$4,450	$4,329	$121	2.8%
Building and occupancy	1,347	816	531	65.1%
Data processing	666	528	138	26.1%
Professional and other services	606	562	44	7.8%
Advertising	141	105	36	34.3%
FDIC assessments	229	229	-	0.0%
Audits and exams	114	170	(56)	-32.9%
Amortization expense	157	3	154	5133.3%
Insurance agency expense	-	285	(285)	-100.0%
Community service activities	11	52	(41)	-78.8%
Foreclosed real estate expenses	21	25	(4)	-16.0%
Other expenses	691	602	89	14.8%
Total noninterest expenses	$8,433	$7,706	$727	9.4%

Total noninterest expense for the first quarter of 2025 was $8.4 million, an increase of $727,000, or 9.4%, compared to the same three month period in 2024. Salaries and benefits were $4.5 million in the first quarter of 2025, increasing $121,000 from the year-ago same period. The increase from the first quarter of 2024 was primarily attributed to a $95,000 increase in stock-based compensation and $123,000 in other salary and benefits expenses associated with personnel in the East Syracuse branch acquired in July 2024.

Building and occupancy was $1.3 million in the first quarter of 2025, increasing $531,000 from the year-ago quarter. The increase from the first quarter of last year was primarily due to ongoing facilities-related costs associated with operating the East Syracuse branch acquired in July 2024.

Data processing expense was $666,000 in the first quarter of 2025, increasing $138,000 from the year-ago period. The increase from the first quarter of 2024 was primarily attributed to the ongoing operations of the East Syracuse branch acquired in July 2024.

Partially offsetting these increases was a $285,000 decrease in insurance agency expense, as a result of the sale to the Company's insurance agency in October 2024.

We anticipate making planned investments in our workforce, filling vacancies, introducing additional performance-based compensation programs, and making targeted compensation adjustments in order to retain top talent and incentivize desired operational and financial outcomes. Such strategic staffing enhancements are believed to be integral to maintaining our competitive position and achieving long-term success in the dynamic banking landscape.

Annualized noninterest expense represented 2.33% of average assets in the first quarter of 2025, compared to 2.16% in the year-ago period, including costs associated with transactions of the divested insurance agency business. The efficiency ratio improved to 66.84% in the first quarter of 2025 as revenue growth outpaced increases in noninterest expense, compared to 68.29% in the year-ago period. The efficiency ratio, which is not a financial metric under GAAP, is a measure that the Company believes is helpful to understanding its level of non-interest expense as a percentage of total revenue.

Income Tax Expense

Income tax expense increased $212,000 to $744,000, with an effective tax rate of 20.0%, for the quarter ended March 31, 2025, as compared to $532,000 with an effective tax rate of 19.7% for the same three month period in 2024. The increase in income tax expense for the quarter ended March 31, 2025, as compared to the same quarter in 2024, was primarily driven by an increase of $1.0 million in income before taxes. The effective income tax rate increased 30 basis points to 20.0% for the three months ended March 31, 2025 as compared to 19.7% for the same three month period in 2024. The increase in the tax rate in the first quarter of 2025, as compared to the same quarter in 2024, was primarily related to fluctuations in permanent tax differences.

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

Earnings per Share

Basic and diluted earnings per Voting and Series A Non-Voting share were $0.48 and $0.41 per share for the first quarter of 2025, respectively. The difference between basic and diluted earnings per share reflects the accounting impact of restricted stock units granted to senior executive officers during the period under the 2024 Equity Incentive Plan, which was approved by shareholders at the 2024 annual meeting.

For the first quarter of 2024, both basic and diluted earnings per Voting and Series A Non-Voting share were $0.34 per share. The increase in earnings per share between these two periods was due to the increase in net income between these two time periods. Further information on earnings per share can be found in Note 3 of the unaudited consolidated financial statements of this Form 10-Q.

Changes in Financial Condition

Assets

Total assets increased $20.5 million, or 1.39%, to $1.50 billion at March 31, 2025 as compared to December 31, 2024. This increase was due primarily to increases in total cash and cash equivalents.

Loans totaled $912.2 million at March 31, 2025, a decrease of $6.8 million, or 0.74%, compared to $919.0 million at December 31, 2024. This was primarily due to decreases of $9.2 million in total residential mortgage loans and $662,000 in total consumer loans, partially offset by increases of $3.1 million in commercial loans. Total cash and cash equivalents totaled $51.5 million at March 31, 2025, an increase of $19.9 million, or 63.0%, compared to $31.6 million at December 31, 2024. This was due to increases of $15.3 million in interest-earning deposits, and increases in cash and due from banks of $4.6 million.

Total increases in assets were also due to an increase in investment securities, including investment in FHLB-NY stock, of $10.4 million, or 2.4%, to $447.1 million at March 31, 2025, as compared to December 31, 2024. This was due to increases of $14.7 million in available-for-sale securities and $325,000 in marketable equity securities, partially offset by decreases of $3.0 million in held-to-maturity securities and $1.7 million in FHLB-NY stock.

Liabilities

Total liabilities increased $17.1 million, or 1.3%, to $1.37 billion at March 31, 2025 as compared to December 31, 2024. This increase was due primarily to an increase in total deposits of $60.0 million, or 5.0%, to $1.26 billion at March 31, 2025, from $1.20 billion at December 31, 2024. Interest-bearing deposits increased $70.4 million, or 7.1% from December 31, 2024 to March 31, 2025, while noninterest-bearing deposits decreased $10.4 million, or 4.9%, during the same period.

Total increases in liabilities were offset partially by a $43.4 million, or 49.3% decrease in borrowed funds balances from the FHLB-NY of $44.6 million at March 31, 2025, as compared to December 31, 2024. This decrease in borrowed funds includes a decrease of $34.0 million in short-term borrowing, and $9.4 million in long term borrowing.

Shareholders’ Equity

Shareholders' equity increased by $3.4 million, or 2.8%, from $121.5 million at December 31, 2024, to $124.9 million on March 31, 2025. This increase was primarily due to the Company’s $2.3 million increase in retained earnings and a decrease in accumulated other comprehensive loss of $712,000, partially reduced by declared dividends to shareholders of $627,000.

Capital

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its banking operations. This strong capital position serves to support growth and expansion activities while at the same time exceeding regulatory standards. At March 31, 2025, the Bank met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 8%, Tier 1 common equity exceeding 6.5%, and a total risk-based capital ratio exceeding 10%.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The buffer is separate from the capital ratios required under the Prompt Corrective Actions (“PCA”) standards. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum levels of the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity. At March 31, 2025, the Bank exceeded all regulatory required minimum capital ratios, including the capital buffer requirements.

Pathfinder Bank’s capital amounts and ratios as of the indicated dates are presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be "Well-Capitalized" Under Prompt Corrective Provisions		Minimum For Capital Adequacy with Buffer
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2025:
Total Core Capital (to Risk-Weighted Assets)	$154,310	14.86%	$83,054	8.00%	$103,817	10.00%	$109,008	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$141,269	13.61%	$62,290	6.00%	$83,054	8.00%	$88,244	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$141,269	13.61%	$46,718	4.50%	$67,481	6.50%	$72,672	7.00%
Tier 1 Capital (to Assets)	$141,269	9.80%	$57,646	4.00%	$72,058	5.00%	$72,058	5.00%
As of December 31, 2024
Total Core Capital (to Risk-Weighted Assets)	$151,747	14.65%	$82,845	8.00%	$103,556	10.00%	$108,733	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$138,740	13.40%	$62,133	6.00%	$82,845	8.00%	$88,022	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$138,740	13.40%	$46,600	4.50%	$67,311	6.50%	$72,489	7.00%
Tier 1 Capital (to Assets)	$138,740	9.64%	$41,422	4.00%	$51,778	5.00%	$71,960	5.00%

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

	March 31,	December 31,
(In thousands)	2025	2024
Regulatory Capital Ratios (Bank only)
Total capital (to risk-weighted assets)
Total equity (GAAP)	$143,725	$140,641
Goodwill	(5,056)	(5,056)
Intangible assets	(5,832)	(5,989)
Addback: Accumulated other comprehensive loss	8,432	9,144
Total Tier 1 Capital	$141,269	$138,740
Allowance for credit losses (subject to regulatory limits)	13,041	13,007
Total Tier 2 Capital	$13,041	$13,007
Total Tier 1 plus Tier 2 Capital (numerator)	$154,310	$151,747
Risk-weighted assets (denominator)	1,038,170	1,035,557
Total core capital to risk-weighted assets	14.86%	14.65%

Tier 1 capital (to risk-weighted assets)
Total Tier 1 capital (numerator)	$141,269	$138,740
Risk-weighted assets (denominator)	1,038,170	1,035,557
Total capital to risk-weighted assets	13.61%	13.40%

Tier 1 capital (to adjusted assets)
Total Tier 1 capital (numerator)	$141,269	$138,740
Total average assets	1,452,043	1,450,254
Goodwill	(5,056)	(5,056)
Intangible assets	(5,832)	(5,989)
Adjusted assets (denominator)	$1,441,155	$1,439,209
Total capital to adjusted assets	9.80%	9.64%

Tier 1 Common Equity (to risk-weighted assets)
Total Tier 1 capital (numerator)	$141,269	$138,740
Risk-weighted assets (denominator)	1,038,170	1,035,557
Total Tier 1 Common Equity to risk-weighted assets	13.61%	13.40%

Loan and Asset Quality and Allowance for Credit Losses

The following table represents information concerning the aggregate amount of non-accrual loans at the indicated dates:

	March 31,	December 31,	March 31,
(In thousands)	2025	2024	2024
Nonaccrual loans:
Commercial and commercial real estate loans	$10,610	$18,212	$14,305
Consumer	765	710	3,572
Residential mortgage loans	1,857	3,162	1,775
Total nonaccrual loans	13,232	22,084	19,652
Total nonperforming loans	13,232	22,084	19,652
Foreclosed real estate	-	-	82
Total nonperforming assets	$13,232	$22,084	$19,734

Nonperforming loans to total loans	1.45%	2.40%	2.20%
Nonperforming assets to total assets	0.88%	1.50%	1.36%

Nonperforming assets include nonaccrual loans, and foreclosed real estate (‘‘FRE”).

As indicated in the table above, nonperforming assets at March 31, 2025 were $13.2 million, and were $8.9 million lower than the $22.1 million reported at December 31, 2024 and $6.5 million lower than the $19.7 million reported at March 31, 2024. The decrease in the nonperforming loans on March 31, 2025, as compared to December 31, 2024, was primarily the result of certain commercial loans returning to accrual status.

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

The allowance for credit losses on loans represents management’s estimate of the lifetime losses inherent in the loan portfolio as of the date of the statement of condition. The allowance for credit losses was $17.4 million and $17.2 million at March 31, 2025 and December 31, 2024, respectively. The ratio of the allowance for credit losses to total loans was 1.91% as of March 31, 2025, as compared to 1.88% at December 31, 2024 and 1.87% at March 31, 2024. Management performs a quarterly evaluation of the allowance for credit losses based on quantitative and qualitative factors and has determined that the current level of the allowance for credit losses is adequate to absorb the losses in the loan portfolio as of March 31, 2025.

Loans purchased outside the Bank’s general market area are subject to substantial pre-purchase due diligence. Homogenous pools of purchased loans are subject to pre-purchase analyses led by a team of the Bank’s senior executives and credit analysts. In each case, the Bank’s analytical processes consider the types of loans being evaluated, the underwriting criteria employed by the originating entity, the historical performance of such loans, the offered collateral enhancements and other credit loss mitigation factors offered by the seller and the capabilities and financial stability of the servicing entities involved. From a credit risk perspective, these loan pools also benefit from broad diversification, including wide geographic dispersion, the readily-verifiable historical performance of similar loans issued by the originators, as well as the overall experience and skill of the underwriters and servicing entities involved as counterparties to the Bank in these transactions. The performance of all purchased loan pools are monitored regularly from detailed reports and remittance reconciliations provided at least monthly by the external servicing entities.

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

At March 31, 2025 and December 31, 2024, the Company had $15.8 million and $20.0 million in loans, respectively, which were individually analyzed, having established specific reserves of $2.5 million, respectively, on these loans.

Appraisals are obtained at the time a real estate secured loan is originated. For commercial real estate held as collateral, the property is inspected every two years.

Management has identified certain loans with potential credit profiles that may result in the borrowers not being able to comply with the current loan repayment terms and which may result in possible future identified loan reporting. Potential problem loans totaled $58.5 million at March 31, 2025, a decrease of $2.1 million, as compared to $56.4 million at December 31, 2024. These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered individually evaluated.

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

Through the first three months of 2025, as indicated in the Consolidated Statement of Cash Flows, the Company reported net cash inflows from financing activities of $16.1 million and $5.7 million from operating activities. The net cash inflows from financing activities was primarily due to increases of $60.0 million in net deposit balances, partially offset by a $43.4 million decrease in net borrowings, and a $445,000 decrease in net cash from all other financing sources, including dividends paid to common voting and non-voting shareholders and warrants of $625,000. The Company reported net cash outflows of $1.9 million related to investing activities, generated primarily by decreases of $7.9 million and $637,000 in net investment activity and premises and equipment, respectively, offset partially by increases of $6.7 million in net loan activity.

The Bank’s management monitors liquidity on a continuous basis through a broad range of internal programs and considers effective liquidity management to be one of its primary objectives. At March 31, 2025 the Bank had deposits of $1.26 billion, of which a portion were nominally uninsured, as they were above the insurance limits established by the Federal Deposit Insurance Corporation (“FDIC”) on that date. Of the nominally uninsured deposits at March 31, 2025, $107.0 million were insured through a long-standing reciprocal deposit program managed by a third-party entity. In addition, $138.0 million in municipal deposits are fully protected against principal loss by a collateral program whereby the Bank places high-quality securities with an independent custodian as collateral. The Bank had $150.0 million in deposits, representing 13.2% of all deposits, that were considered to be uninsured at March 31, 2025.

The Company has a number of existing credit facilities available to it. At March 31, 2025, total credit available under the existing lines of credit was approximately $224.5 million at FHLBNY, the Federal Reserve Bank, and two other correspondent banks. At March 31, 2025, the Company had $44.6 million of the available lines of credit utilized on its existing lines of credit with the remainder of $179.8 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of March 31, 2025, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

Off-Balance Sheet Arrangements

The Company is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. At March 31, 2025, the Company had $211.2 million in outstanding commitments to extend credit and standby letters of credit.

The Company's exposure to credit loss in the event of nonperformance related to off-balance sheet arrangements is proportional to the contractual amount of those instruments. Such financial instruments are recorded when they are funded. The Company records an allowance for credit losses on off-balance sheet credit exposures, unless such commitments are unconditionally cancelable, through the provision for credit losses expense. The allowance for credit losses on off-balance sheet credit exposures as of March 31, 2025 was $513,000 and is included in other liabilities on the Company's consolidated Statements of Condition.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information relating to this item.

Item 4 – Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer), management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. The term “disclosure controls and procedures,” under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our CEO and CFO concluded that our disclosure controls and procedures were effective as of that date.

We did not make any changes in internal control over financial reporting during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At March 31, 2025, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material and adverse effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2025 through January 31, 2025	-	$-	-	74,292

February 1, 2025 through February 28, 2025	-	$-	-	74,292

March 1, 2025 through March 31, 2025	-	$-	-	74,292

(1)
On August 29, 2016, our Board of Directors authorized the repurchase of up to 217,692 shares of our common stock, or 5% of the Company’s shares outstanding as of that date.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

During the first quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

PATHFINDER BANCORP, INC.

(registrant)

May 15, 2025	/s/ James A. Dowd
James A. Dowd
President and Chief Executive Officer

May 15, 2025	/s/ Justin K. Bigham
Justin K. Bigham
Senior Vice President, Chief Financial Officer