Form 10-Q
period 2025-06-30
Pathfinder Bancorp, Inc.
filed 2025-08-14
CIK 1609065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

(Exact Name of Company as Specified in its Charter)

Maryland (State of Other Jurisdiction of Incorporation)	001-36695 (Commission File No.)	38-3941859 (I.R.S. Employer Identification No.)

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

As of August 11, 2025, there were 4,788,109 shares outstanding of the registrant’s Voting common stock and 1,380,283 shares outstanding of the registrant’s Series A Non-Voting common stock.

Table of Contents

PATHFINDER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.

Consolidated Statements of Condition

(Unaudited)

	June 30,	December 31,
(In thousands, except share and per share data)	2025	2024
ASSETS:
Cash and due from banks	$16,183	$13,963
Interest-earning deposits	15,292	17,609
Total cash and cash equivalents	31,475	31,572
Available-for-sale securities, at fair value	300,951	269,331
Held-to-maturity securities, at amortized cost (fair value of $151,205 and $151,023, respectively)	157,892	158,683
Marketable equity securities, at fair value	4,881	4,076
Federal Home Loan Bank stock, at cost	5,278	4,590
Loans held-for-sale	3,161	-
Loans, net of deferred fees	909,723	918,986
Less: Allowance for credit losses	15,983	17,243
Loans receivable, net	893,740	901,743
Premises and equipment, net	19,047	19,009
Operating lease right-of-use assets	1,115	1,391
Finance lease right-of-use assets	16,280	16,676
Accrued interest receivable	6,889	6,881
Foreclosed real estate	83	-
Intangible assets, net	5,675	5,989
Goodwill	5,056	5,056
Bank owned life insurance	31,045	24,727
Other assets	22,551	25,150
Total assets	$1,505,119	$1,474,874

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$1,030,155	$990,805
Noninterest-bearing	191,732	213,719
Total deposits	1,221,887	1,204,524
Short-term borrowings	75,500	61,000
Long-term borrowings	20,977	27,068
Subordinated debt	30,206	30,107
Accrued interest payable	813	546
Operating lease liabilities	1,313	1,591
Finance lease liabilities	16,566	16,745
Other liabilities	13,444	11,810
Total liabilities	1,380,706	1,353,391
Shareholders' equity:
Voting common stock, par value $0.01; 25,000,000 authorized shares; 4,788,109 and 4,745,366 shares issued and outstanding, respectively	48	47
Non-Voting common stock, par value $0.01; 1,505,283 authorized shares; 1,380,283 shares issued and outstanding, respectively	14	14
Additional paid in capital	53,645	52,750
Retained earnings	79,564	77,816
Accumulated other comprehensive loss	(8,858)	(9,144)
Total Pathfinder Bancorp, Inc. shareholders' equity	124,413	121,483
Total liabilities and shareholders' equity	$1,505,119	$1,474,874

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended		For the six months ended
(In thousands, except per share data)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest and dividend income:
Loans, including fees	$13,106	$12,489	$26,778	$24,757
Debt securities:
Taxable	5,522	5,736	10,707	11,343
Tax-exempt	465	498	867	1,006
Dividends	21	178	114	307
Federal funds sold and interest earning deposits	68	121	157	219
Total interest and dividend income	19,182	19,022	38,623	37,632
Interest expense:
Interest on deposits	7,318	7,626	14,263	15,037
Interest on short-term borrowings	495	1,226	1,040	2,340
Interest on long-term borrowings	72	201	137	395
Interest on subordinated debt	483	489	958	980
Total interest expense	8,368	9,542	16,398	18,752
Net interest income	10,814	9,480	22,225	18,880
Provision for (benefit from) credit losses:
Loans	1,173	304	1,677	1,014
Held-to-maturity securities	5	(74)	5	(59)
Unfunded commitments	19	60	(28)	61
Total provision for credit losses	1,197	290	1,654	1,016
Net interest income after provision for credit losses	9,617	9,190	20,571	17,864
Noninterest income:
Service charges on deposit accounts	380	330	754	639
Earnings and gain on bank owned life insurance	156	167	318	324
Loan servicing fees	97	112	198	200
Net realized gains (losses) on sales and redemptions of investment securities	-	16	(8)	(132)
Net unrealized gains (losses) on marketable equity securities	420	(139)	638	(31)
Gains on sales of loans and foreclosed real estate	83	40	148	58
Fair value adjustment to loans held-for-sale [1]	(3,064)	-	(3,064)	-
Debit card interchange fees	180	191	181	310
Insurance agency revenue [2]	-	260	-	657
Other charges, commissions & fees	230	234	514	923
Total noninterest (loss) income	(1,518)	1,211	(321)	2,948
Noninterest expense:
Salaries and employee benefits	4,525	4,399	8,975	8,728
Building and occupancy	1,230	914	2,577	1,730
Data processing	667	550	1,333	1,078
Professional and other services	778	696	1,384	1,258
Advertising	77	116	218	221
FDIC assessments	-	228	229	457
Audits and exams	60	123	174	293
Amortization expense	157	5	314	8
Insurance agency expense [2]	-	232	-	517
Community service activities	28	39	39	91
Foreclosed real estate expenses	29	30	50	55
Other expenses	510	576	1,201	1,178
Total noninterest expense	8,061	7,908	16,494	15,614
Income before provision for income taxes	38	2,493	3,756	5,198
Provision for income taxes	7	481	751	1,013
Net income attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	31	2,012	3,005	4,185
Net income attributable to noncontrolling interest	-	12	-	65
Net income attributable to Pathfinder Bancorp Inc.	$31	$2,000	$3,005	$4,120

Voting Earnings per common share - basic	$-	$0.32	$0.48	$0.66
Voting Earnings per common share - diluted	$-	$0.32	$0.47	$0.66
Series A Non-Voting Earnings per common share- basic	$-	$0.32	$0.48	$0.66
Series A Non-Voting Earnings per common share- diluted	$-	$0.32	$0.47	$0.66
Dividends per common share (Voting and Series A Non-Voting)	$0.10	$0.10	$0.20	$0.20

1 Lower-of-cost-or-market (LOCOM) adjustment on loans held-for-sale to the estimated market value based on sale negotiation terms.

2 See Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the three months ended		For the six months ended
(In thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income	$31	$2,012	$3,005	$4,185

Other Comprehensive Income
Retirement Plans:
Retirement plan net gains recognized in plan expenses	34	38	67	75
Net unrealized gain on retirement plans	34	38	67	75

Unrealized holding (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains arising during the period	(529)	(64)	477	238
Reclassification adjustment for net (gains) losses included in net income	-	(15)	5	139
Net unrealized (losses) gains on available-for-sale securities	(529)	(79)	482	377

Derivatives and hedging activities:
Unrealized holding (losses) gains arising during the period	(81)	144	(162)	656
Net unrealized (losses) gains on derivatives and hedging activities	(81)	144	(162)	656

Other comprehensive (loss) income, before tax	(576)	103	387	1,108
Tax effect	150	(27)	(101)	(289)
Other comprehensive (loss) income, net of tax	(426)	76	286	819
Comprehensive (loss) income	$(395)	$2,088	$3,291	$5,004
Comprehensive income, attributable to noncontrolling interest	$-	$12	$-	$65
Comprehensive (loss) income attributable to Pathfinder Bancorp, Inc.	$(395)	$2,076	$3,291	$4,939

Tax Effect Allocated to Each Component of Other Comprehensive (Loss) Income
Retirement plan net gains recognized in plan expenses	$(9)	$(10)	$(17)	$(20)
Unrealized holding losses (gains) on available-for-sale securities arising during the period	138	17	(125)	(62)
Reclassification adjustment for net gains (losses) on available-for-sale securities included in net income	-	4	(1)	(36)
Unrealized losses (gains) on derivatives and hedging arising during the period	21	(38)	42	(171)
Income tax effect related to other comprehensive loss (income)	$150	$(27)	$(101)	$(289)

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
Three months ended June 30, 2025 and June 30, 2024
(Unaudited)

(In thousands, except share and per share data)	Common Stock	Non-Voting Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP shares	Non-controlling Interest	Total
Balance, March 31, 2025	$48	$14	$53,103	$80,163	$(8,432)	$-	$-	$124,896
Net income	-	-	-	31	-	-	-	31
Other comprehensive loss, net of tax	-	-	-	-	(426)	-	-	(426)
Stock options exercised	-	-	542	-	-	-	-	542
Voting common stock dividends declared ($0.10 per share)	-	-	-	(480)	-	-	-	(480)
Non-Voting common stock dividends declared ($0.10 per share)	-	-	-	(138)	-	-	-	(138)
Warrant dividends declared ($0.10 per share)	-	-	-	(12)	-	-	-	(12)
Balance, June 30, 2025	$48	$14	$53,645	$79,564	$(8,858)	$-	$-	$124,413

Balance, March 31, 2024	$47	$14	$53,151	$77,558	$(8,862)	$(90)	$814	$122,632
Net income	-	-	-	2,000	-	-	12	2,012
Other comprehensive income, net of tax	-	-	-	-	76	-	-	76
ESOP shares earned (6,111 shares)	-	-	31	-	-	45	-	76
Voting common stock dividends declared ($0.10 per share)	-	-	-	(471)	-	-	-	(471)
Non-Voting common stock dividends declared ($0.10 per share)	-	-	-	(138)	-	-	-	(138)
Warrant dividends declared ($0.10 per share)	-	-	-	(13)	-	-	-	(13)
Balance, June 30, 2024	$47	$14	$53,182	$78,936	$(8,786)	$(45)	$826	$124,174

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
Six months ended June 30, 2025 and June 30, 2024
(Unaudited)

(In thousands, except share and per share data)	Common Stock	Non-Voting Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP shares	Non-controlling Interest	Total
Balance, January 1, 2025	$47	$14	$52,750	$77,816	$(9,144)	$-	$-	$121,483
Net income	-	-	-	3,005	-	-	-	3,005
Other comprehensive income, net of tax	-	-	-	-	286	-	-	286
Stock options exercised	1	-	895	-	-	-	-	896
Voting common stock dividends declared ($0.20 per share)	-	-	-	(955)	-	-	-	(955)
Non-Voting common stock dividends declared ($0.20 per share)	-	-	-	(277)	-	-	-	(277)
Warrant dividends declared ($0.20 per share)	-	-	-	(25)	-	-	-	(25)
Balance, June 30, 2025	$48	$14	$53,645	$79,564	$(8,858)	$-	$-	$124,413

Balance, January 1, 2024	$47	$14	$53,114	$76,060	$(9,605)	$(135)	$761	$120,256
Net income	-	-	-	4,120	-	-	65	4,185
Other comprehensive income, net of tax	-	-	-	-	819	-	-	819
ESOP shares earned (12,221 shares)	-	-	63	-	-	90	-	153
Stock options exercised	-	-	5	-	-	-	-	5
Voting common stock dividends declared ($0.20 per share)	-	-	-	(943)	-	-	-	(943)
Non-Voting common stock dividends declared ($0.20 per share)	-	-	-	(276)	-	-	-	(276)
Warrant dividends declared ($0.20 per share)	-	-	-	(25)	-	-	-	(25)
Balance, June 30, 2024	$47	$14	$53,182	$78,936	$(8,786)	$(45)	$826	$124,174

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
(In thousands)	2025	2024
OPERATING ACTIVITIES
Net income attributable to Pathfinder Bancorp, Inc.	$3,005	$4,120
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for credit losses	1,654	1,016
Proceeds from sales of loans held-for-sale	5,573	2,534
Originations of loans held-for-sale	(8,586)	(2,592)
Realized (gains) losses on sales, redemptions and calls of:
Loans	(148)	58
Available-for-sale investment securities	4	127
Held-to-maturity investment securities	4	5
Marketable securities	(638)	31
Depreciation	823	674
Amortization of mortgage servicing rights	(4)	(24)
Amortization of deferred loan fees and costs	36	(154)
Amortization of operating and finance leases	215	55
Amortization of deferred financing fees from subordinated debt	99	94
Earnings on bank owned life insurance	(318)	(324)
Net amortization of premiums and discounts on investment securities	(93)	(17)
Net amortization of premiums on intangible assets	144	9
Stock based compensation and ESOP expense	460	153
Net change in accrued interest receivable	(8)	210
Net change in other assets and liabilities	(262)	(3,953)
Net cash inflows from operating activities	1,960	2,022
INVESTING ACTIVITIES
Purchase of available-for-sale securities	(54,842)	(59,740)
Purchase of held-to-maturity securities	(16,858)	(3,517)
Purchase of marketable securities	(167)	(618)
Purchase of Federal Home Loan Bank stock	(7,520)	(6,812)
Proceeds from redemption of Federal Home Loan Bank stock	6,832	6,858
Proceeds from maturities and principal reductions of available-for-sale securities	22,555	38,964
Proceeds from maturities and principal reductions of held-to-maturity securities	15,014	15,876
Proceeds from sales, redemptions and calls of:
Available-for-sale securities	3,194	3,449
Held-to-maturity securities	2,516	706
Real estate acquired through foreclosure	-	68
Net change in loans	3,124	8,999
Purchase of premises and equipment	(861)	(1,111)
Net cash (outflows) inflows from investing activities	(27,013)	3,122
FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts, money management deposit accounts, MMDA accounts and escrow deposits	32,135	(38,565)
Net change in time deposits	2,790	23,657
Net change in brokered deposits	(17,562)	(3,882)
Net change in short-term borrowings	14,500	1,897
Payments on long-term borrowings	(14,155)	(4,050)
Proceeds from long-term borrowings	8,064	-
Proceeds from exercise of stock options	436	5
Cash dividends paid to common voting shareholders	(950)	(897)
Cash dividends paid to common non-voting shareholders	(277)	(262)
Cash dividends paid on warrants	(25)	(25)
Change in noncontrolling interest, net	-	65
Net cash inflows (outflows) from financing activities	24,956	(22,057)
Change in cash and cash equivalents	(97)	(16,913)
Cash and cash equivalents at beginning of period	31,572	48,732
Cash and cash equivalents at end of period	$31,475	$31,819
CASH PAID DURING THE PERIOD FOR:
Interest	$16,131	$18,905
Income taxes	500	600
NON-CASH INVESTING ACTIVITY
Transfer of loans to loans held-for-sale	3,161	-

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc., (the “Company”), Pathfinder Bank (the “Bank”) and its other wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Certain amounts in the 2024 consolidated financial statements may have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income or comprehensive income as previously reported. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025 or any other interim period.

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

Standards Not Yet Adopted as of June 30, 2025
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

Anti-dilutive shares are common stock equivalents with average exercise prices in excess of the weighted average market price for the period presented. There were no anti-dilutive stock options excised for the three and six months ended June 30, 2025, and June 30, 2024, respectively.

The following table sets forth the calculation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Net income attributable to Pathfinder Bancorp, Inc.	$31	$2,000	$3,005	$4,120
Series A Non-Voting Common Stock dividends	138	138	277	276
Warrant dividends	12	13	25	25
Undistributed (losses) earnings allocated to participating securities	(144)	334	420	697
Net income available to common shareholders - Voting	$25	$1,515	$2,283	$3,122

Net income attributable to Pathfinder Bancorp, Inc.	$31	$2,000	$3,005	$4,120
Voting Common Stock dividends	480	471	955	943
Warrant dividends	12	13	25	25
Undistributed (losses) earnings allocated to participating securities	(467)	1,072	1,363	2,237
Net income available to common shareholders - Non-Voting	$6	$444	$662	$915

Basic weighted average common shares outstanding - Voting	4,769	4,708	4,759	4,704
Basic weighted average common shares outstanding - Series A Non-Voting	1,380	1,380	1,380	1,380
Diluted weighted average common shares outstanding - Voting	4,811	4,708	4,815	4,704
Diluted weighted average common shares outstanding - Series A Non-Voting	1,380	1,380	1,380	1,380

Basic earnings per common share - Voting	$-	$0.32	$0.48	$0.66
Basic earnings per common share - Series A Non-Voting	$-	$0.32	$0.48	$0.66
Diluted earnings per common share - Voting [1]	$-	$0.32	$0.47	$0.66
Diluted earnings per common share - Series A Non-Voting [1]	$-	$0.32	$0.47	$0.66

1 Diluted earnings per share for the first quarter of 2025 has been revised to $0.47, from the $0.41 reported previously.

Note 4: Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	June 30, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$70,723	$317	$(3,279)	$67,761
State and political subdivisions	35,914	3	(3,577)	32,340
Corporate	10,748	162	(193)	10,717
Asset backed securities	20,392	16	(218)	20,190
Residential mortgage-backed - US agency	55,810	337	(1,231)	54,916
Collateralized mortgage obligations - US agency	20,357	179	(743)	19,793
Collateralized mortgage obligations - Private label	96,538	357	(1,867)	95,028
Total	310,482	1,371	(11,108)	300,745
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$310,688	$1,371	$(11,108)	$300,951

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$3,582	$-	$(207)	$3,375
State and political subdivisions	16,062	11	(1,559)	14,514
Corporate	41,180	13	(2,103)	39,090
Asset backed securities	16,137	9	(487)	15,659
Residential mortgage-backed - US agency	9,414	34	(540)	8,908
Collateralized mortgage obligations - US agency	10,401	3	(1,028)	9,376
Collateralized mortgage obligations - Private label	61,378	134	(1,229)	60,283
Total	158,154	204	(7,153)	151,205
Less: Allowance for credit losses	262
Total held-to-maturity, net of allowance for credit losses	$157,892

	December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$73,888	$371	$(3,834)	$70,425
State and political subdivisions	35,128	122	(1,928)	33,322
Corporate	10,956	209	(284)	10,881
Asset backed securities	18,934	26	(473)	18,487
Residential mortgage-backed - US agency	40,636	35	(1,500)	39,171
Collateralized mortgage obligations - US agency	14,376	45	(891)	13,530
Collateralized mortgage obligations - Private label	85,426	158	(2,275)	83,309
Total	279,344	966	(11,185)	269,125
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$279,550	$966	$(11,185)	$269,331

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$3,648	$-	$(282)	$3,366
State and political subdivisions	17,153	10	(1,833)	15,330
Corporate	43,628	23	(1,740)	41,911
Asset backed securities	13,050	8	(557)	12,501
Residential mortgage-backed - US agency	9,575	32	(728)	8,879
Collateralized mortgage obligations - US agency	11,940	3	(1,223)	10,720
Collateralized mortgage obligations - Private label	59,946	40	(1,670)	58,316
Total	158,940	116	(8,033)	151,023
Less: Allowance for credit losses	257
Total held-to-maturity, net of allowance for credit losses	$158,683

The amortized cost and estimated fair value of debt investments at June 30, 2025 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties. Amounts disclosed are gross values and do not include any allowance for credit loss.

	Available-for-Sale		Held-to-Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$6,406	$6,529	$4,430	$4,423
Due after one year through five years	35,143	32,218	40,165	38,604
Due after five years through ten years	16,641	15,871	15,221	13,224
Due after ten years	79,587	76,390	17,145	16,387
Sub-total	137,777	131,008	76,961	72,638
Residential mortgage-backed - US agency	55,810	54,916	9,414	8,908
Collateralized mortgage obligations - US agency	20,357	19,793	10,401	9,376
Collateralized mortgage obligations - Private label	96,538	95,028	61,378	60,283
Totals	$310,482	$300,745	$158,154	$151,205

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	June 30, 2025
	Less than Twelve Months			Twelve Months or More			Total
(In thousands)	Number of Individual Securities	Unrealized Losses	Fair Value	Number of Individual Securities	Unrealized Losses	Fair Value	Number of Individual Securities	Unrealized Losses	Fair Value
Available-for-Sale Portfolio
US Treasury, agencies and GSEs	-	$-	$-	9	$(3,279)	$44,696	9	$(3,279)	$44,696
State and political subdivisions	5	(351)	5,281	21	(3,226)	26,098	26	(3,577)	31,379
Corporate	-	-	-	4	(193)	3,290	4	(193)	3,290
Asset backed securities	5	(50)	9,549	8	(168)	7,633	13	(218)	17,182
Residential mortgage-backed - US agency	8	(407)	15,230	10	(824)	9,539	18	(1,231)	24,769
Collateralized mortgage obligations - US agency	2	(3)	3,313	11	(740)	6,568	13	(743)	9,881
Collateralized mortgage obligations - Private label	14	(147)	27,652	17	(1,720)	19,684	31	(1,867)	47,336
Totals	34	$(958)	$61,025	80	$(10,150)	$117,508	114	$(11,108)	$178,533
Held-to-Maturity Portfolio
US Treasury, agencies and GSEs	-	$-	$-	2	$(207)	$3,375	2	$(207)	$3,375
State and political subdivisions	3	(1)	360	16	(1,558)	12,746	19	(1,559)	13,106
Corporate	-	-	-	34	(2,103)	29,855	34	(2,103)	29,855
Asset backed securities	-	-	-	6	(487)	7,230	6	(487)	7,230
Residential mortgage-backed - US agency	1	(51)	2,854	6	(489)	4,820	7	(540)	7,674
Collateralized mortgage obligations - US agency	-	-	-	8	(1,028)	8,918	8	(1,028)	8,918
Collateralized mortgage obligations - Private label	5	(56)	12,859	22	(1,173)	28,789	27	(1,229)	41,648
Totals	9	$(108)	$16,073	94	$(7,045)	$95,733	103	$(7,153)	$111,806

	December 31, 2024
	Less than Twelve Months			Twelve Months or More			Total
(In thousands)	Number of Individual Securities	Unrealized Losses	Fair Value	Number of Individual Securities	Unrealized Losses	Fair Value	Number of Individual Securities	Unrealized Losses	Fair Value
Available-for-Sale Portfolio
US Treasury, agencies and GSEs	2	$(132)	$18,790	8	$(3,702)	$26,748	10	$(3,834)	$45,538
State and political subdivisions	6	(3)	900	21	(1,925)	25,211	27	(1,928)	26,111
Corporate	-	-	-	4	(284)	3,410	4	(284)	3,410
Asset backed securities	3	(328)	3,608	7	(145)	8,343	10	(473)	11,951
Residential mortgage-backed - US agency	13	(794)	29,628	9	(706)	6,107	22	(1,500)	35,735
Collateralized mortgage obligations - US agency	1	(15)	1,937	11	(876)	6,972	12	(891)	8,909
Collateralized mortgage obligations - Private label	9	(43)	15,561	20	(2,232)	23,309	29	(2,275)	38,870
Totals	34	$(1,315)	$70,424	80	$(9,870)	$100,100	114	$(11,185)	$170,524
Held-to-Maturity Portfolio
US Treasury, agencies and GSE's	-	$-	$-	2	$(282)	$3,366	2	$(282)	$3,366
State and political subdivisions	6	(5)	1,438	16	(1,828)	12,561	22	(1,833)	13,999
Corporate	1	(7)	993	35	(1,733)	28,603	36	(1,740)	29,596
Asset backed securities	2	(5)	2,241	5	(552)	6,862	7	(557)	9,103
Residential mortgage-backed - US agency	1	(115)	2,808	7	(613)	4,866	8	(728)	7,674
Collateralized mortgage obligations - US agency	-	-	-	9	(1,223)	10,121	9	(1,223)	10,121
Collateralized mortgage obligations - Private label	3	(55)	8,644	26	(1,615)	34,539	29	(1,670)	43,183
Totals	13	$(187)	$16,124	100	$(7,846)	$100,918	113	$(8,033)	$117,042

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

The portion of the investment securities portfolio, categorized as AFS, with an aggregate amortized historical cost of $310.7 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $9.7 million, decreasing 3.1%, at June 30, 2025. The AFS securities portfolio, with an aggregate amortized historical cost of $279.6 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $10.2 million, or a decrease of 3.7%, at December 31, 2024. The resultant $482,000 total improvement in the fair value of the AFS investment portfolio's aggregate fair value, relative to its aggregate amortized historical cost, in the six months ended June 30, 2025, was primarily due to changes in the interest rate environment (the general interest rate level and the relationships between shorter-term and longer-term interest rates, known as the 'yield curve') that occurred in that period. These changes in aggregate fair value relative to aggregate amortized historical cost that occurred in the six months ended June 30, 2025 did not represent any changes in credit loss estimations within the portfolio.

The portion of the investment securities portfolio, categorized as HTM, with an aggregate amortized historical cost of $158.2 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $6.9 million, decreasing 4.4%, at June 30, 2025. The portion of the investment securities portfolio, categorized as HTM, with an aggregate amortized historical cost of $158.9 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $7.9 million, or a decrease of 5.0%, at December 31, 2024. The resultant $1.0 million improvement in the aggregate fair value of the HTM investment portfolio, relative to its aggregate amortized historical cost, during the six months ended June 30, 2025, was primarily due to changes in the interest rate environment (the general interest rate level and the relationships between shorter-term and longer-term interest rates, known as the 'yield curve') that occurred in that period. These changes in aggregate fair value relative to aggregate amortized historical cost that occurred in the six months ended June 30, 2025 did not represent any changes in credit loss estimations within the portfolio. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

The following tables represent a rollforward of the allowance for credit losses on investment securities classified as held-to-maturity for the three months ended June 30, 2025 and 2024:

(In thousands)	Government Issued and Government Sponsored Enterprise Securities	Mortgage and Asset-backed Securities	Securities Issued By State and Political Subdivisions	Corporate Securities	Total
Balance, March 31, 2025	$-	$-	$1	$256	$257
Provision for credit losses	-	-	-	5	5
Allowance on purchased financial assets with credit deterioration	-	-	-	-	-
Charge-offs of securities	-	-	-	-	-
Recoveries	-	-	-	-	-
Balance, June 30, 2025	$-	$-	$1	$261	$262

	Government Issued and Government Sponsored Enterprise Securities	Mortgage and Asset-backed Securities	Securities Issued By State and Political Subdivisions	Corporate Securities	Total
Balance, March 31, 2024	$-	$-	$2	$365	$367
Provision for credit losses	-	-	(1)	(73)	(74)
Allowance on purchased financial assets with credit deterioration	-	-	-	-	-
Charge-offs of securities	-	-	-	-	-
Recoveries	-	-	-	-	-
Balance, June 30, 2024	$-	$-	$1	$292	$293

The following tables represent a rollforward of the allowance for credit losses on investment securities classified as held-to-maturity for the six months ended June 30, 2025 and 2024:

(In thousands)	Government Issued and Government Sponsored Enterprise Securities	Mortgage and Asset-backed Securities	Securities Issued By State and Political Subdivisions	Corporate Securities	Total
Balance, December 31, 2024	$-	$-	$1	$256	$257
Provision for credit losses	-	-	-	5	5
Allowance on purchased financial assets with credit deterioration	-	-	-	-	-
Charge-offs of securities	-	-	-	-	-
Recoveries	-	-	-	-	-
Balance, June 30, 2025	$-	$-	$1	$261	$262

(In thousands)	Government Issued and Government Sponsored Enterprise Securities	Mortgage and Asset-backed Securities	Securities Issued By State and Political Subdivisions	Corporate Securities	Total
Balance, December 31, 2023	$-	$-	$2	$350	$352
Provision for credit losses	-	-	(1)	(58)	(59)
Allowance on purchased financial assets with credit deterioration	-	-	-	-	-
Charge-offs of securities	-	-	-	-	-
Recoveries	-	-	-	-	-
Balance, June 30, 2024	$-	$-	$1	$292	$293

The Company monitors the credit quality of the debt securities categorized as HTM primarily through the use of NRSRO credit ratings. These assessments are made on a quarterly basis. The following tables summarize the amortized cost of debt securities categorized as HTM at June 30, 2025 and December 31, 2024, aggregated by credit quality indicators:

(In thousands)	June 30, 2025	December 31, 2024
AAA or equivalent	$27,803	$38,304
AA or equivalent, including securities issued by the United States Government or Government Sponsored Enterprises	58,260	40,429
A or equivalent	7,630	12,602
BBB or equivalent	13,811	15,265
BB or equivalent	-	1,487
Unrated	50,650	50,853
Total	$158,154	$158,940

Gross realized (losses) gains on sales and redemptions of available-for-sale and held-to-maturity securities for the indicated periods are detailed below:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2025	2024	2025	2024
Realized gains on investments	$-	$16	$3	$750
Realized losses on investments	-	-	(11)	(882)
Total	$-	$16	$(8)	$(132)

As of June 30, 2025 and December 31, 2024, securities with a fair value of $117.2 million and $119.8 million, respectively, were pledged to collateralize certain municipal deposit relationships. As of the same dates, securities with a fair value of $132.0 million and $123.2 million, respectively, were pledged against certain borrowing arrangements.

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

The composition of net periodic pension plan and postretirement plan costs for the indicated periods is as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	For the three months ended June 30,				For the six months ended June 30,
(In thousands)	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$-	$-	$-	$-	$-	$-	$-	$-
Interest cost	144	139	2	1	288	278	4	3
Expected return on plan assets	(256)	(253)	-	-	(512)	(506)	-	-
Amortization of prior service credits	-	-	(2)	(1)	-	-	(3)	(2)
Amortization of net losses/(gains)	36	39	-	-	71	79	(1)	(1)
Net periodic benefit plan (benefit) cost	$(76)	$(75)	$-	$-	$(153)	$(149)	$-	$-

The Company will evaluate the need for further contributions to the defined benefit pension plan during 2025. The prepaid pension asset of $8.2 million and $7.9 million as of June 30, 2025 and December 31, 2024 respectively, is recorded in other assets on the consolidated statements of condition.

Note 6: Loans

Major classifications of loans at the indicated dates are as follows:

(In thousands)	June 30, 2025	December 31, 2024
Residential mortgage loans:
1-4 family first-lien residential mortgages	$240,833	$251,373
Construction	3,520	4,864
Total residential mortgage loans	244,353	256,237
Commercial loans:
Real estate	381,575	377,619
Lines of credit	75,487	67,602
Other commercial and industrial	85,578	89,800
Paycheck Protection Program loans	85	113
Tax exempt loans	6,349	4,544
Total commercial loans	549,074	539,678
Consumer loans:
Home equity and junior liens	49,339	51,948
Other consumer	68,439	72,710
Total consumer loans	117,778	124,658
Subtotal loans	911,205	920,573
Net deferred loan fees	(1,482)	(1,587)
Loans, net of deferred fees	909,723	918,986
Less allowance for credit losses	15,983	17,243
Loans receivable, net	$893,740	$901,743

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

Periodically, the Bank acquires diversified pools of loans, originated by unrelated third parties, as part of the Company’s overall balance sheet management strategies. These acquisitions took place with nine separate transactions, that occurred between 2017 and 2019, with an additional six transactions occurring in 2021, and one transaction in 2024. The following tables detail the purchased loan pool positions held by the Bank at June 30, 2025 and December 31, 2024 (the month/year of the earliest acquisition date is depicted in parentheses):

(In thousands, except number of loans)	June 30, 2025
	Original Balance	Current Balance	Unamortized Premium/ (Discount)	Number of Loans	Maturity Range (in years)	Cumulative net charge-offs
Commercial and industrial loans (6/2019)	$6,800	$900	$-	16	1-4	$-
Home equity lines of credit (8/2019)	21,900	3,100	3	84	3-24	51
Unsecured consumer loan pool 2 (11/2019)	26,600	3	-	2	0-1	-
Residential real estate loans (12/2019)	4,300	4,000	274	53	16-24	-
Unsecured consumer loan pool 1 (12/2019)	5,400	300	-	31	0-2	-
Unsecured consumer installment loans pool 3 (12/2019)	10,300	100	1	51	0-8	112
Secured consumer installment loans pool 4 (12/2020)	14,500	8,700	(1,176)	462	20-24	5
Unsecured consumer loans pool 5 (1/2021) [1]	24,400	11,900	(321)	574	6-21	1,171
Revolving commercial line of credit 1 (3/2021)	11,600	7,400	-	1	0-1	-
Secured consumer installment loans (11/2021)	21,300	15,700	(2,480)	788	15-24	576
Unsecured consumer loans pool 6 (11/2021) [1]	22,200	14,200	(1,968)	494	6-23	1,390
Revolving commercial line of credit 1 (7/2024)	1,050	12,700	25	1	0-1	-
Total	$170,350	$79,003	$(5,642)	2,557		$3,305

(In thousands, except number of loans)	December 31, 2024
	Original Balance	Current Balance	Unamortized Premium/ (Discount)	Number of Loans	Maturity Range (in years)	Cumulative net charge-offs
Commercial and industrial loans (6/2019)	$6,800	1,200	-	19	1-5	-
Home equity lines of credit (8/2019)	21,900	3,500	5	92	4-25	97
Unsecured consumer loan pool 2 (11/2019)	26,600	10	-	12	0-1	-
Residential real estate loans (12/2019)	4,300	4,200	278	54	16-25	-
Unsecured consumer loan pool 1 (12/2019)	5,400	500	-	41	1-2	-
Unsecured consumer installment loans pool 3 (12/2019)	10,300	150	3	79	0-8	112
Secured consumer installment loans pool 4 (12/2020)	14,500	9,300	(1,257)	475	21-24	22
Unsecured consumer loans pool 5 (1/2021) [1]	24,400	12,600	(342)	595	6-21	1,124
Revolving commercial line of credit 1 (3/2021)	11,600	7,900	-	1	0-1	-
Secured consumer installment loans (11/2021)	21,300	16,300	(2,613)	802	17-24	467
Unsecured consumer loans pool 6 (11/2021) [1]	22,200	15,200	(2,069)	506	7-23	1,196
Revolving commercial line of credit 1 (7/2024)	1,050	4,800	31	1	0-1	-
Total	$170,350	$75,660	$(5,964)	2,677		$3,018

1 On December 7, 2023, the Bank settled two pay-fixed interest rate swap derivative contracts, previously established with an unaffiliated third party and designated as fair value interest rate hedges. The hedging swap contracts were related to two purchased consumer installment loan pools comprised of loans secured by residential home solar power infrastructure. These contracts were entered into on February 13, 2021 (notional amount of $12.2 million) and December 8, 2021 (notional amount of $8.5 million). The Bank realized gains related to the settlement of these two hedging contracts were $117,000 and $694,000, respectively. These gains on the extinguishments of the hedging swap contracts are reported as a reduction of the carrying value of the hedged loan pools and will be recognized as an enhancement to the reported yield on those loan pools over the original contractual life of the hedging swap contracts. The unamortized portion of these gains totaled $653,000 at June 30, 2025.

At June 30, 2025 and December 31, 2024, the allowance for credit losses (the "ACL") related to these pools were $3.6 million and $3.9 million, respectively.

As of June 30, 2025 and December 31, 2024, residential mortgage loans with a carrying value of $109.1 million and $113.8 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

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
Other consumer

The following tables present the classes of the loan portfolio as of June 30, 2025, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	Term Loans By Origination Year						Revolving	Revolving loans converted to
(In thousands)	2025	2024	2023	2022	2021	Prior	loans	term loans	Total
Commercial real estate:
Pass	$22,898	$47,080	$34,121	$60,457	$45,923	$129,133	$-	$-	$339,612
Special Mention	3,049	-	11,494	7,506	-	4,037	-	-	26,086
Substandard	-	838	1,242	8,105	3,095	2,538	-	-	15,818
Doubtful	-	-	-	-	-	59	-	-	59
Total commercial real estate	25,947	47,918	46,857	76,068	49,018	135,767	-	-	381,575
Commercial lines of credit:
Pass	-	-	-	-	-	-	64,650	2,519	67,169
Special Mention	-	-	-	-	-	-	6,722	-	6,722
Substandard	-	-	-	-	-	-	1,325	271	1,596
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial lines of credit	-	-	-	-	-	-	72,697	2,790	75,487
Other commercial and industrial:
Pass	5,906	13,959	15,862	12,810	3,032	16,096	6,664	-	74,329
Special Mention	546	1,798	4,488	12	261	4	-	-	7,109
Substandard	-	-	126	-	199	3,815	-	-	4,140
Doubtful	-	-	-	-	-	-	-	-	-
Total other commercial and industrial	6,452	15,757	20,476	12,822	3,492	19,915	6,664	-	85,578
Paycheck Protection Program loans
Pass	-	-	-	-	-	85	-	-	85
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Paycheck Protection Program loans	-	-	-	-	-	85	-	-	85
Tax exempt loans
Pass	2,000	86	-	-	-	4,263	-	-	6,349
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total tax exempt loans	2,000	86	-	-	-	4,263	-	-	6,349

	Term Loans By Origination Year						Revolving	Revolving loans converted to
(In thousands)	2025	2024	2023	2022	2021	Prior	loans	term loans	Total
1-4 family first-lien residential mortgages:
Pass	$5,743	$8,622	$15,444	$27,666	$44,283	$136,246	$-	$-	$238,004
Special Mention	-	-	-	-	-	595	-	-	595
Substandard	-	-	-	101	90	1,211	-	-	1,402
Doubtful	-	-	-	-	-	832	-	-	832
Total 1-4 family first-lien residential mortgages	5,743	8,622	15,444	27,767	44,373	138,884	-	-	240,833
Construction:
Pass	528	2,992	-	-	-	-	-	-	3,520
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total construction	528	2,992	-	-	-	-	-	-	3,520
Home equity and junior liens:
Pass	3,907	2,612	3,566	2,944	2,726	11,896	19,632	880	48,163
Special Mention	-	-	-	-	-	52	20	-	72
Substandard	-	-	59	-	12	361	657	6	1,095
Doubtful	-	-	-	-	-	-	-	9	9
Total home equity and junior liens	3,907	2,612	3,625	2,944	2,738	12,309	20,309	895	49,339
Other Consumer:
Pass	2,400	3,078	55,513	3,126	1,625	2,584	-	-	68,326
Special Mention	-	-	5	1	-	11	-	-	17
Substandard	-	-	17	15	64	-	-	-	96
Doubtful	-	-	-	-	-	-	-	-	-
Total other consumer	2,400	3,078	55,535	3,142	1,689	2,595	-	-	68,439
Net deferred loan fees	(500)	101	15	(184)	(182)	(732)	-	-	(1,482)
Total loans	$46,477	$81,166	$141,952	$122,559	$101,128	$313,086	$99,670	$3,685	$909,723

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

An aging analysis of past due loans, not including net deferred loan costs, segregated by portfolio segment and class of loans, as of June 30, 2025 and December 31, 2024, are detailed in the following tables:

	As of June 30, 2025

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,754	$845	$2,271	$5,870	$234,963	$240,833
Construction	-	-	-	-	3,520	3,520
Loans held-for-sale	-	-	-	-	-	-
Total residential mortgage loans	2,754	845	2,271	5,870	238,483	244,353
Commercial loans:
Real estate	10,193	12,075	6,925	29,193	352,382	381,575
Lines of credit	799	256	996	2,051	73,436	75,487
Other commercial and industrial	641	3,163	540	4,344	81,234	85,578
Paycheck Protection Program loans	-	-	-	-	85	85
Tax exempt loans	-	-	-	-	6,349	6,349
Total commercial loans	11,633	15,494	8,461	35,588	513,486	549,074
Consumer loans:
Home equity and junior liens	678	412	545	1,635	47,704	49,339
Other consumer	515	415	412	1,342	67,097	68,439
Total consumer loans	1,193	827	957	2,977	114,801	117,778
Total loans	$15,580	$17,166	$11,689	$44,435	$866,770	$911,205

	As of December 31, 2024

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,262	$805	$3,162	$6,229	$245,144	$251,373
Construction	-	-	-	-	4,864	4,864
Loans held-for-sale	-	-	-	-	-	-
Total residential mortgage loans	2,262	805	3,162	6,229	250,008	256,237
Commercial loans:
Real estate	1,110	2,086	10,261	13,457	364,162	377,619
Lines of credit	953	28	1,448	2,429	65,173	67,602
Other commercial and industrial	3,022	366	6,503	9,891	79,909	89,800
Paycheck Protection Program loans	-	-	-	-	113	113
Tax exempt loans	-	-	-	-	4,544	4,544
Total commercial loans	5,085	2,480	18,212	25,777	513,901	539,678
Consumer loans:
Home equity and junior liens	584	329	414	1,327	50,621	51,948
Other consumer	912	560	296	1,768	70,942	72,710
Total consumer loans	1,496	889	710	3,095	121,563	124,658
Total loans	$8,843	$4,174	$22,084	$35,101	$885,472	$920,573

As of June 30, 2025 and December 31, 2024, the amount of interest income recognized on nonaccrual loans and the cost basis of nonaccrual loans, for which there is no ACL, are detailed in the following tables. All loans greater than 90 days past due are classified as nonaccrual.

	As of and for the six months ended
	June 30, 2025
(In thousands)	Nonaccrual Loans	Nonaccrual loans without related allowance for credit loss	Recognized interest income
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,271	$-	$32
Total residential mortgage loans	2,271	-	32
Commercial loans:
Real estate	6,925	1,459	23
Lines of credit	996	903	83
Other commercial and industrial	540	-	244
Total commercial loans	8,461	2,362	350
Consumer loans:
Home equity and junior liens	545	-	8
Other consumer	412	-	8
Total consumer loans	957	-	16
Total nonaccrual loans	$11,689	$2,362	$398

	As of and for the year ended
	December 31, 2024
(In thousands)	Nonaccrual Loans	Nonaccrual loans without related allowance for credit loss	Recognized interest income
Residential mortgage loans:
1-4 family first-lien residential mortgages	$3,162	$641	$102
Total residential mortgage loans	3,162	641	102
Commercial loans:
Real estate	10,261	4,537	302
Lines of credit	1,448	1,255	81
Other commercial and industrial	6,503	1,921	258
Total commercial loans	18,212	7,713	641
Consumer loans:
Home equity and junior liens	414	-	10
Other consumer	296	-	21
Total consumer loans	710	-	31
Total nonaccrual loans	$22,084	$8,354	$774

At June 30, 2025, the Bank's 64 nonperforming loans represented 1.3% of total loans, with an aggregate outstanding balance of $11.7 million, as compared to 93 loans, representing 2.4% of total loans, with an aggregate outstanding balance of $22.1 million at December 31, 2024. This decrease in nonaccrual balances of $10.4 million was primarily due to the July 2025 loan sale related to one large commercial relationship.

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

The financial impact of commercial loan modifications made to borrowers experiencing financial difficult during the three and six months ended June 30, 2025 related to a total of three borrowers that were granted either maturity extensions or an interest modification. The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The payment status of modified loans were current during the three months ending June 30, 2025. There were no loan modifications made to borrowers experiencing financial difficulty during the three or six months ended June 30, 2024.

The following table presents the amortized cost basis of loans for the three and six months ended June 30, 2025 and June 30, 2024 that were experiencing financial difficulty and modified, by class and by type of modification.

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
(In thousands)	Term Extension	Total Class of Receivable	Term Extension	Total Class of Receivable
Residential mortgage loans	$-	-	$-	-
Commercial real estate	-	-	-	-
Commercial lines of credit	-	-	-	-
Commercial and industrial	2,369	0.6%	-	-
Home equity and consumer	-	-	-	-
Total	$2,369	0.6%	$-	0%

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
(In thousands)	Term Extension	Total Class of Receivable	Term Extension	Total Class of Receivable
Residential mortgage loans	$-	-	$-	-
Commercial real estate	2,017	0.5%	-	-
Commercial lines of credit	-	-	-	-
Commercial and industrial	2,369	0.6%	-	-
Home equity and consumer	-	-	-	-
Total	$4,385	1.1%	$-	0%

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
(In thousands)	Interest Rate Reduction	Total Class of Receivable	Interest Rate Reduction	Total Class of Receivable
Residential mortgage loans	$-	-	$-	-
Commercial real estate	11,495	3.0%	-	-
Commercial lines of credit	-	-	-	-
Commercial and industrial	-	-	-	-
Home equity and consumer	-	-	-	-
Total	$11,495	3.0%	$-	0%

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
(In thousands)	Interest Rate Reduction	Total Class of Receivable	Interest Rate Reduction	Total Class of Receivable
Residential mortgage loans	$-	-	$-	-
Commercial real estate	11,495	3.0%	-	-
Commercial lines of credit	-	-	-	-
Commercial and industrial	-	-	-	-
Home equity and consumer	-	-	-	-
Total	$11,495	3.0%	$-	0%

Note 7: Allowance for Credit Losses

Management extensively reviews recent trends in historical losses, qualitative factors, including concentrations of loans to related borrowers and concentrations of loans by collateral type, and specific reserve requirements on loans individually evaluated in its determination of the adequacy of the credit losses. The Company recorded $1.2 million in provision for credit losses ("PCL") for the three month period ended June 30, 2025, as compared to $290,000 for the three month period ended June 30, 2024. For the first six months of 2025, the Company recorded $1.7 million in provision for credit losses compared to $1.0 million in the first six months of the prior year.

The provision for credit losses for the second quarter of 2025 was primarily driven by net charge offs of $2.6 million that are reflected in the second quarter of 2025 provision expense, partially offset by reductions related to quantitative and qualitative factors in the Company’s reserve model. The Company continued to undertake proactive measures in the second quarter of 2025 to mitigate credit risk and enhance asset quality metrics for the long term.

In addition, during the second quarter of 2025, the Company recorded a PCL increase of $5,000 for reserves related to securities classified as held-to-maturity, and a $19,000 increase to the PCL for unfunded commitments. The provision in the quarter ended June 30, 2025 was reflective of the qualitative factors used in determining the adequacy of the ACL and changes in the levels of delinquent and nonaccrual loans. The second quarter PCL reflects an addition to reserves considering asset quality metrics.

The following tables summarize the activity related to the ACL during the three months and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30, 2025
ACL - Loans	Reserves as of March 31, 2025	Q2 2025 Charge-Offs	Q2 2025 Recoveries	Q2 2025 PCL	Reserves as of June 30, 2025
Individually evaluated	$2,490	$-	$-	$(151)	$2,339
Overdraft	-	(28)	10	18	-
Pooled - quantitative	6,638	(2,371)	54	2,217	6,538
Pooled - qualitative	4,428	-	-	(911)	3,517
Purchased	3,851	(445)	183	-	3,589
Total ACL - Loans	$17,407	$(2,844)	$247	$1,173	$15,983

ACL - Held-To-Maturity	257	-	-	5	262

Other Liabilities - Unfunded Commitments	503	-	-	19	522
Total ACL	$18,167	$(112)	$46	$290	$16,767

	Three Months Ended June 30, 2024
ACL - Loans	Reserves as of March 31, 2024	Q2 2024 Charge-Offs	Q2 2024 Recoveries	Q2 2024 PCL	Reserves as of June 30, 2024
Individually evaluated	$3,816	$-	$-	$665	$4,481
Overdraft	363	(29)	8	-	342
Pooled - quantitative	6,275	(83)	38	80	6,309
Pooled - qualitative	4,075			(441)	3,634
Purchased	2,126	-	-	-	2,126
Total ACL - Loans	$16,655	$(112)	$46	$304	$16,892

ACL - Held-To-Maturity	367	-	-	(74)	293

Other Liabilities - Unfunded Commitments	590	-	-	60	650
Total ACL	$17,612	$(112)	$46	$290	$17,835

	Six Months Ended June 30, 2025
ACL - Loans	Reserves as of December 31, 2024	2025 Charge-Offs	2025 Recoveries	2025 PCL	Reserves as of June 30, 2025
Individually evaluated	$2,485	$-	$-	$(146)	$2,339
Overdraft	-	(66)	19	47	-
Pooled - quantitative	6,570	(2,634)	74	2,528	6,538
Pooled - qualitative	4,269	-	-	(752)	3,517
Purchased	3,919	(652)	322	-	3,589
Total ACL - Loans	$17,243	$(3,352)	$415	$1,677	$15,983

ACL - Held-To-Maturity	257	-	-	5	262

Other Liabilities - Unfunded Commitments	550	-	-	(28)	522
Total ACL	$18,050	$(112)	$46	$290	$16,767

	Six Months Ended June 30, 2024
ACL - Loans	Reserves as of December 31, 2023	2025 Charge-Offs	2025 Recoveries	2025 PCL	Reserves as of June 30, 2024
Individually evaluated	$3,716	$-	$-	$765	$4,481
Overdraft	364	(34)	12	-	342
Pooled - quantitative	6,203	(146)	72	181	6,309
Pooled - qualitative	3,566			68	3,634
Purchased	2,126	-	-	-	2,126
Total ACL - Loans	$15,975	$(180)	$84	$1,014	$16,892

ACL - Held-To-Maturity	352	-	-	(59)	293

Other Liabilities - Unfunded Commitments	589	-	-	61	650
Total ACL	$16,916	$(180)	$84	$1,016	$17,835

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

	As of and for the three months ended June 30, 2025
(In thousands)	1-4 family first-lien residential mortgage	Residential construction mortgage	Commercial real estate	Commercial lines of credit	Other commercial and industrial	Paycheck Protection Program	Tax exempt	Home equity and junior liens	Other consumer	Total
Allowance for credit losses:
Beginning Balance	$1,433	$504	$7,079	$911	$2,848	$-	$2	$694	$3,936	$17,407
Charge-offs	(12)	-	(868)	(195)	(1,243)	-	-	(25)	(501)	(2,844)
Recoveries	1	-	11	17	8	-	-	47	163	247
Provisions (credits)	(80)	39	174	19	1,058	-	1	(53)	15	1,173
Ending balance	$1,342	$543	$6,396	$752	$2,671	$-	$3	$663	$3,613	$15,983
Ending balance: related to loans individually evaluated	$135	$-	$810	$71	$1,098	$-	$-	$180	$-	$2,294
Ending balance: related to loans collectively evaluated	$1,207	$543	$5,586	$681	$1,573	$-	$3	$483	$3,613	$13,689
Loans receivables:
Ending balance, gross	$240,833	$3,520	$381,575	$75,487	$85,578	$85	$6,349	$49,339	$68,439	$911,205
Ending balance: individually evaluated	$1,903	$-	$5,160	$974	$3,567	$-	$-	$529	$-	$12,133
Ending balance: collectively evaluated	$238,930	$3,520	$376,415	$74,513	$82,011	$85	$6,349	$48,810	$68,439	$899,072

	As of and for the three months ended June 30, 2024
(In thousands)	1-4 family first-lien residential mortgage	Residential construction mortgage	Commercial real estate	Commercial lines of credit	Other commercial and industrial	Paycheck Protection Program	Tax exempt	Home equity and junior liens	Other consumer	Total
Allowance for credit losses:
Beginning Balance	$1,619	$802	$6,567	$1,391	$3,403	$-	$2	$662	$2,209	$16,655
Charge-offs	-	-	-	-	-	-	-	-	(112)	(112)
Recoveries	7	-	13	-	2	-	-	-	24	46
Provisions (credits)	(90)	13	83	(170)	416	-	-	(37)	88	303
Ending balance	$1,536	$815	$6,663	$1,221	$3,821	$-	$2	$625	$2,209	$16,892
Ending balance: related to loans individually evaluated	$137	$-	$1,511	$662	$1,901	$-	$-	$114	$70	$4,395
Ending balance: related to loans collectively evaluated	$1,399	$815	$5,152	$559	$1,920	$-	$2	$511	$2,139	$12,497
Loans receivables:
Ending balance, gross	$250,106	$309	$370,361	$62,711	$90,813	$136	$3,228	$35,821	$75,195	$888,680
Ending balance: individually evaluated	$1,751	$-	$9,365	$1,208	$6,358	$-	$-	$618	$70	$19,370
Ending balance: collectively evaluated	$248,355	$309	$360,996	$61,503	$84,455	$136	$3,228	$35,203	$75,125	$869,310

	As of and for the six months ended June 30, 2025
(In thousands)	1-4 family first-lien residential mortgage	Residential construction mortgage	Commercial real estate	Commercial lines of credit	Other commercial and industrial	Tax exempt	Home equity and junior liens	Other consumer	Total
Allowance for credit losses:
Beginning Balance	$1,467	$592	$6,746	$749	$2,879	$4	$715	$4,091	$17,243
Charge-offs	(12)	-	(868)	(287)	(1,323)	-	(24)	(837)	(3,351)
Recoveries	4	-	13	17	11	-	47	322	414
Provisions (credits)	(117)	(49)	505	273	1,104	(1)	(75)	37	1,677
Ending balance	$1,342	$543	$6,396	$752	$2,671	$3	$663	$3,613	$15,983

	As of and for the six months ended June 30, 2024
(In thousands)	1-4 family first-lien residential mortgage	Residential construction mortgage	Commercial real estate	Commercial lines of credit	Other commercial and industrial	Tax exempt	Home equity and junior liens	Other consumer	Total
Allowance for credit losses:
Beginning Balance	$1,608	$858	$5,751	$1,674	$3,281	$1	$657	$2,145	$15,975
Charge-offs	-	-	-	-	-	-	-	(180)	(180)
Recoveries	9	-	19	-	7	-	-	49	84
Provisions (credits)	(81)	(43)	893	(453)	533	1	(32)	195	1,013
Ending balance	$1,536	$815	$6,663	$1,221	$3,821	$2	$625	$2,209	$16,892

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

The allocation of the allowance for credit losses summarized on the basis of the Company’s calculation methodology was as follows:

	As of June 30, 2025
(In thousands)	1-4 family first-lien residential mortgage	Residential construction mortgage	Commercial real estate	Commercial lines of credit	Other commercial and industrial	Tax exempt	Home equity and junior liens	Other consumer	Total
Specifically reserved	$135	$-	$854	$71	$1,098	$-	$439	$3,331	$5,928
Historical loss rate	1,420	543	2,911	147	997	3	264	253	6,538
Qualitative factors	(213)	-	2,631	534	576	-	(40)	29	3,517
Total	$1,342	$543	$6,396	$752	$2,671	$3	$663	$3,613	$15,983

	As of December 31, 2024
(In thousands)	1-4 family first-lien residential mortgage	Residential construction mortgage	Commercial real estate	Commercial lines of credit	Other commercial and industrial	Tax exempt	Home equity and junior liens	Other consumer	Total
Specifically reserved	$42	$-	$853	$154	$1,165	$-	$416	$3,774	$6,404
Historical loss rate	1,474	592	2,779	126	1,032	4	278	285	6,570
Qualitative factors	(49)	-	3,114	469	682	-	21	32	4,269
Total	$1,467	$592	$6,746	$749	$2,879	$4	$715	$4,091	$17,243

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

The following table details the amortized cost of collateral dependent loans at June 30, 2025 and December 31, 2024:

(In thousands)	June 30, 2025	December 31, 2024
Commercial and industrial	$4,541	$7,478
Commercial real estate	5,160	8,591
Residential (1-4 family) first mortgages	1,111	374
Home equity loans and lines of credit	504	528
Consumer loans	-	67
Total loans	$11,316	$17,038

Note 8: Foreclosed Real Estate

The Company is required to disclose the carrying amount of foreclosed real estate properties held as a result of obtaining physical possession of the property at each reporting period.

(In thousands)	Number of properties	June 30, 2025	Number of properties	December 31, 2024
Foreclosed real estate	1	$83	-	$-

At June 30, 2025 and December 31, 2024, the Company reported $599,000 and $1.2 million, respectively, in real estate loans in the process of foreclosure.

Note 9: Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Generally, all letters of credit, when issued have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had $2.9 million and $2.4 million of standby letters of credit as of June 30, 2025 and December 31, 2024, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The Company holds two corporate investment securities with an amortized historical cost of $4.1 million and an aggregate fair market value of $4.2 million as of June 30, 2025. These securities have an aggregate valuation that is determined using published net asset values (NAV) derived by an analysis of the securities’ underlying assets. These securities are comprised primarily of broadly-diversified real estate holdings and are traded in secondary markets on an infrequent basis. While these securities are redeemable at least annually through tender offers made by respective issuers, the liquidation value of these securities may be below stated NAVs and also subject to restrictions as to the amount that can be redeemed at any single scheduled redemption. The Company anticipates that these securities will be redeemed by respective issuers on indeterminate future dates as a consequence of the ultimate liquidation strategies employed by the managers of these portfolios.

The Company also holds two limited partnership investments managed by an unrelated third party with an aggregate fair market value of $4.9 million and $4.1 million as of June 30, 2025 and December 31, 2024, respectively. The investments are funds comprised of marketable equity securities, primarily issued by community banks and financial technology companies. These investments are recorded at fair value at the end of each reporting period using Level 1 valuation techniques. Unrealized changes in the fair value of these investments are recorded as components of periodic net income in the period in which the changes occur.

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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	June 30, 2025
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$67,761	$-	$67,761
State and political subdivisions	-	32,340	-	32,340
Corporate	-	6,515	-	6,515
Corporate issuances measured at NAV	-	-	-	4,202
Asset backed securities	-	20,190	-	20,190
Residential mortgage-backed - US agency	-	54,916	-	54,916
Collateralized mortgage obligations - US agency	-	19,793	-	19,793
Collateralized mortgage obligations - Private label	-	95,028	-	95,028
Total		296,543		300,745
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total available-for-sale securities	$206	$296,543	$-	$300,951

Marketable equity securities measured at NAV	$-	$-	$-	$4,881

Interest rate swap derivative fair value hedges (unrealized gain carried as receivable from derivative counterparties)	$-	$1,660	$-	$1,660

	December 31, 2024
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$70,425	$-	$70,425
State and political subdivisions	-	33,322	-	33,322
Corporate	-	6,636	-	6,636
Corporate issuances measured at NAV	-	-	-	4,245
Asset backed securities	-	18,487	-	18,487
Residential mortgage-backed - US agency	-	39,171	-	39,171
Collateralized mortgage obligations - US agency	-	13,530	-	13,530
Collateralized mortgage obligations - Private label	-	83,309	-	83,309
Total		264,880		269,125
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total available-for-sale securities	$206	$264,880	$-	$269,331

Marketable equity securities measured at NAV	$-	$-	$-	$4,076

Interest rate swap derivative fair value hedges (unrealized gain carried as receivable from derivative counterparties)	$-	$6,086	$-	$6,086

Pathfinder Bank had the following assets measured at fair value on a nonrecurring basis as of June 30, 2025 and December 31, 2024:

		June 30, 2025
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Individually evaluated loans	$-	$-	$3,574	$3,574
Foreclosed real estate	-	-	83	83
Loans-held-for-sale	-	3,161	83	3,244

December 31, 2024
Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Individually evaluated loans	$-	$-	$13,020	$13,020
Foreclosed real estate	-	-	-	-
Loans-held-for-sale	-	-	-	-

The following tables presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at the indicated dates.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At June 30, 2025
Individually evaluated loans	Appraisal of collateral	Discounted Cash Flow	12% - 50% (29%)
Foreclosed real estate	Appraisal of collateral	Costs to Sell	21% - 24% (22%)

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2024
Individually evaluated loans	Appraisal of collateral	Discounted Cash Flow	12% - 70% (30%)
Foreclosed real estate	Appraisal of collateral	Costs to Sell	21% - 24% (22%)

There have been no transfers of assets into or out of any fair value measurement level during the three or six months ended June 30, 2025 or 2024.

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

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		June 30, 2025		December 31, 2024
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$16,183	$16,183	$31,572	$31,572
Investment securities - available-for-sale	2	296,543	296,543	264,880	264,880
Investment securities - available-for-sale	NAV	4,202	4,202	4,245	4,245
Investment securities - marketable equity	NAV	4,881	4,881	4,076	4,076
Investment securities - held-to-maturity	2	157,892	151,205	158,683	151,023
Federal Home Loan Bank stock	2	5,278	5,278	4,590	4,590
Net loans	3	893,740	857,773	901,743	852,743
Loans-held-for-sale	2	3,161	3,161	-	-
Accrued interest receivable	1	6,889	6,889	6,881	6,881
Interest rate derivative fair value hedges receivable - AFS investments	2	1,350	1,350	3,199	3,199
Interest rate derivative fair value hedges receivable - loans	2	310	310	2,887	2,887

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$736,423	$736,423	$701,477	$701,477
Time Deposits	2	485,464	483,324	503,047	500,638
Borrowings	2	96,477	96,400	88,068	87,707
Subordinated debt	2	20,977	28,119	30,107	25,347
Accrued interest payable	1	30,206	30,206	546	546

Note 11: Interest Rate Derivatives

The Company is exposed to certain risks relate to both its business operations and changes in economic conditions. As part of managing interest rate risk, the Company periodically enters into standardized interest rate derivative contracts (designated as hedging agreements) to modify the repricing characteristics of certain portions of the Company’s earning assets and interest-bearing liabilities portfolios. The Company designates interest rate hedging agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate hedging agreements are recorded at fair value as other assets or liabilities. The Company had no material derivative contracts not designated as hedging agreements at June 30, 2025 or December 31, 2024.

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

Among the array of interest rate hedging contracts, potentially available to the Company, are interest rate swap and interest rate cap (or floor) contracts. The Company uses interest rate swaps, cap or floor contracts as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments over the life of the agreements without the exchange of the underlying notional amount. An interest rate cap is a type of interest rate derivative in which the buyer receives payments at the end of each contractual period in which the index interest rate exceeds the contractually agreed upon strike price rate. The purchaser of a cap contract will continue to benefit from any rise in interest rates above the strike price. Similarly, an interest rate floor is a derivative contract in which the buyer receives payments at the end of each period in which the interest rate is below the agreed strike price. The purchaser of a floor contract will continue to benefit from any decrease in interest rates below the strike price. The Company had no interest rate cap or floor contracts in place at June 30, 2025 or December 31, 2024.

The Company records various hedges in the consolidated statements of condition at fair value. The Company’s accounting treatment for these derivative instruments is based on the instrument's hedge designation determined at the inception of each derivative instrument's contractual term. The following tables show the Company’s outstanding fair value hedges at June 30, 2025 and December 31, 2024:

(In thousands)	Carrying Amount of the Hedged Assets at June 30, 2025	Cumulative Amount of Fair Value Hedging Adjustment Subtracted/(Added) from Carrying Amount of the Hedged Assets at June 30, 2025	Hedge-Adjusted Carrying Amount of the Hedged Assets at December 31, 2024	Cumulative Amount of Fair Value Hedging Adjustment Subtracted from Carrying Amount of the Hedged Assets at December 31, 2024
Line item on the balance sheet in which the hedged item is included:
Available-for-sale securities (1)	$86,685	$1,350	$76,303	$3,199
Loans receivable (2)	$129,084	$310	$133,765	$2,887

(1)
The $86.7 million net carrying amount of hedged assets represents the hedge-adjusted amortized cost basis of specifically-identified municipal, private label and GSE-backed securities designated as the underlying assets for the hedging relationships. The notional amount of the designated hedges were $82.1 million and $73.9 million at June 30, 2025 and December 31, 2024, respectively. The fair value of the derivatives (an unrealized gain, receivable from derivative counterparties) recorded in other assets resulted in a net asset position of $1.4 million and $3.2 million at June 30, 2025 and December 31, 2024, respectively. The Company's participation in fair value hedging transactions increased investment security interest income by $623,000 and $1.2 million in the six month periods ended June 30, 2025 and June 30, 2024, respectively.

(2)
The $129.1 million net carrying amount of hedged assets represents the hedge-adjusted amortized cost of a designated pool of residential mortgages and the aggregate hedge-adjusted amortized cost of four specified purchased consumer loan pools. These pools of loans were designated as the underlying assets for the hedging relationships in which the hedged underlying asset's notional amounts were the amortized cost projected to be remaining at the end of the contractual term of the hedging instruments. The amount of the designated hedged items were $129.4 million and $128.9 million at June 30, 2025 and December 31, 2024, respectively. At June 30, 2025, the fair value of the derivatives recorded in other assets (an unrealized gain, receivable from derivative counterparties) resulted in a net asset position of $310,000, recorded by the Company as a component of other assets. The Company’s participation in fair value hedging transactions increased interest income by $543,000 and $1.3 million, for the six month period ended June 30, 2025 and June 30, 2024, respectively. Details of the two loan hedging strategies, in place at June 30, 2025 are presented below:

a.
On April 7, 2023 the Bank entered into an amortizing swap transaction with an initial notional amount of $100.0 million whereby the Bank will receive the 3-month SOFR rate monthly, based on the notional amount of the swap contract at the beginning of each month until the swap transaction expires in 2035. The notional amount of the swap declines monthly according to a predetermined amortization schedule and was $72.4 million at June 30, 2025. The Bank will pay a fixed rate of 3.21% to the contract's counterparty throughout the life of the contract based on each month's beginning notional balance. The fair value of this swap contract was $958,000 at June 30, 2025.

b.
On December 7, 2023, the Bank entered into five fixed-pay interest rate swap contracts with a total notional amount of $50.0 million, whereby the Bank will receive the 3-month rate SOFR monthly until the respective maturity dates of the contracts. The contracts expire in annual increments on December 1 of 2025 ($5.0 million, fixed rate of 4.46%), 2026 ($5.0 million, fixed rate of 4.14%), 2027 ($10.0 million, fixed rate of 3.97%), 2028 ($15.0 million, fixed rate of 3.89%), and 2029 ($15.0 million, fixed rate of 3.85%). The fair value of these swap contracts in aggregate was negative $648,000 (a payable to the swap counterparty) at June 30, 2025.

The Company's hedging contracts accounted for as fair value hedges, increased the yield on investment securities and loans by 0.15% and 0.12%, respectively, in the six months ended June 30, 2025. The Company's hedging contracts accounted for as fair value hedges, increased the yield on investment securities and loans by 0.28% and 0.29%, respectively, in the six months ended June 30, 2024.

The following tables summarize the net effects of the Company's fair value and cash flow hedges for the six months ended June 30, 2025 and June 30, 2024, respectively:

Fair Value Hedges
(In thousands)	Six Months Ended June 30, 2025
Hedge Category	Average Notional Balance	Period Ending Notional Balance	Net Cash Received Recorded In Net Income	Fair Value Receivable at Period End
Investments	$78,683	$82,056	$623	$1,379
Loans	125,599	123,314	543	329
Total	$204,282	$205,370	$1,166	$1,708

	Six Months Ended June 30, 2024
Hedge Category	Average Notional Balance	Period Ending Notional Balance	Net Cash Received Recorded In Net Income	Fair Value Receivable at Period End
Investments	$85,101	$82,292	$1,229	$3,565
Loans	137,344	134,763	1,287	3,573
Total	$222,445	$217,055	$2,516	$7,138

Cash Flow Hedges
(In thousands)	Six Months Ended June 30, 2025
Hedge Category	Average Notional Balance	Period Ending Notional Balance	Net Cash Received Recorded In Net Income	Fair Value Receivable at Period End
Borrowed Funds	$-	$-	$162	$-

	Six Months Ended June 30, 2024
Hedge Category	Average Notional Balance	Period Ending Notional Balance	Net Cash Received Recorded In Net Income	Fair Value Receivable at Period End
Borrowed Funds	$23,778	$-	$157	$-

The following table shows the pre-tax gains of the Company’s derivatives designated as cash flow hedges in AOCI at June 30, 2025 and December 31, 2024:

(In thousands)	June 30, 2025	December 31, 2024
Cash flow hedges:
Fair market value adjustment interest rate swap	$-	$-
Total gain in comprehensive income	$-	$-

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

The amounts of hedge ineffectiveness, recognized at June 30, 2025 and December 31, 2024 for cash flow hedges were not material to the Company’s consolidated results of operations. A portion of, or the entire amount included in accumulated other comprehensive loss would be reclassified into current earnings should a portion of, or the entire hedge, no longer be considered effective. Management believes that the hedges will remain fully effective during the remaining term of the respective hedging contracts. The changes in the fair values of the interest rate hedging agreements primarily result from the effects of changing index interest rates and the reduction of the time each quarter between the measurement date and the contractual maturity date of the hedging instrument.

The Company manages its potential credit exposure on interest rate swap transactions by entering into bilateral credit support agreements with each contractual counterparty. These agreements require collateralization of credit exposures beyond specified minimum threshold amounts. Interest rate hedging agreements are entered into with counterparties that meet the Company's established credit standards and the agreements contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material at June 30, 2025.

Note 12: Accumulated Other Comprehensive (Loss) Income

Changes in the components of accumulated other comprehensive (loss) income (“AOCI”), net of tax, for the periods indicated are summarized in the tables below.

	For the three months ended June 30, 2025
(In thousands)	Net Unrealized Loss on Retirement Plans	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Total
Beginning balance	$(1,966)	$(6,801)	$335	$(8,432)
Other comprehensive loss before reclassifications	-	(391)	(60)	(451)
Amounts reclassified from AOCI	25	-	-	25
Ending balance	$(1,941)	$(7,192)	$275	$(8,858)

	For the three months ended June 30, 2024
(In thousands)	Net Unrealized Loss on Retirement Plans	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Total
Beginning balance	$(2,046)	$(7,227)	$411	$(8,862)
Other comprehensive (loss) income before reclassifications	-	(47)	106	59
Amounts reclassified from AOCI	28	(11)	-	17
Ending balance	$(2,018)	$(7,285)	$517	$(8,786)

	For the six months ended June 30, 2025
(In thousands)	Net Unrealized Loss on Retirement Plans	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Total
Beginning balance	$(1,991)	$(7,548)	$395	$(9,144)
Other comprehensive income (loss) before reclassifications	-	352	(120)	232
Amounts reclassified from AOCI	50	4	-	54
Ending balance	$(1,941)	$(7,192)	$275	$(8,858)

	For the six months ended June 30, 2024
(In thousands)	Net Unrealized Loss on Retirement Plans	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Total
Beginning balance	$(2,073)	$(7,564)	$32	$(9,605)
Other comprehensive income before reclassifications	-	176	485	661
Amounts reclassified from AOCI	55	103	-	158
Ending balance	$(2,018)	$(7,285)	$517	$(8,786)

The following table presents the amounts reclassified out of each component of AOCI for the indicated periods:

		Amount Reclassified		Amount Reclassified
		from AOCI (1)		from AOCI (1)
		(Unaudited)		(Unaudited)
(In thousands)		For the three months ended		For the six months ended
Details about AOCI [1] components	Affected Line Item in the Statement of Income	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Retirement plan items
Retirement plan net losses recognized in plan expenses [2]	Salaries and employee benefits	$(34)	$(38)	$(67)	$(75)
Tax effect	Provision for income taxes	9	10	17	20
	Net Income	$(25)	$(28)	$(50)	$(55)
Available-for-sale securities
Realized gains (losses) on sale of securities	Net realized gains (losses) on sales and redemptions of investment securities	$-	$15	$(5)	$(139)
Tax effect	Provision for income taxes	-	(4)	1	36
	Net Income	$-	$11	$(4)	$(103)

1 Amounts in parentheses indicates debits in net income.

2 These items are included in net periodic pension cost. See Note 5 for additional information.

Note 13: Noninterest Income

The Company has included the following table regarding the Company’s noninterest income for the periods presented.

	For the three months ended		For the six months ended
(In thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Service charges on deposit accounts
Insufficient funds fees	$214	$194	$422	$373
Deposit related fees	144	114	292	223
ATM fees	22	22	40	43
Total service charges on deposit accounts	380	330	754	639
Fee Income
Insurance agency revenue	-	260	-	657
Investment services revenue	37	115	138	257
ATM fees surcharge	66	58	139	108
Banking house rents collected	92	54	153	109
Total fee income	195	487	430	1,131
Card income
Debit card interchange fees	180	191	181	310
Merchant card fees	15	14	26	26
Total card income	195	205	207	336
Mortgage fee income and realized gains on sales of loans and foreclosed real estate
Loan servicing fees	97	112	198	200
Net gains on sales of loans and foreclosed real estate	83	40	148	58
Total mortgage fee income and realized gains on sale of loans and foreclosed real estate	180	152	346	258
Subtotal	950	1,174	1,737	2,364
Earnings and gains on bank owned life insurance	156	167	318	324
Net realized gains (losses) on sales and redemptions of investment securities	-	16	(8)	(132)
Net unrealized gains (losses) on marketable equity securities	420	(139)	638	(31)
Fair value adjustment to loans held-for-sale	(3,064)	-	(3,064)	-
Non-recurring gain on lease renegotiations	-	-	-	245
Other miscellaneous income (loss)	20	(7)	58	178
Total noninterest income	$(1,518)	$1,211	$(321)	$2,948

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

Note 14: Leases

The Company has operating and finance leases for certain banking offices and land under noncancelable agreements. Our leases have remaining lease terms that vary from 2 years up to 28 years, some of which include options to extend the leases for various renewal periods. All options to renew are included in the current lease term when we believe it is reasonably certain that the renewal options will be exercised.

The components of lease expense are as follows:

	For the three months ended		For the six months ended
(In thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating lease cost	$42	$49	$92	$99
Finance lease cost	430	108	859	217

Supplemental cash flow information related to leases was as follows:

	For the three months ended		For the six months ended
(In thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$38	$45	$84	$91
Operating cash flows from finance leases	430	108	859	217
Financing cash flows from finance leases	111	32	222	64

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rate)	June 30, 2025	December 31, 2024
Operating Leases:
Operating lease right-of-use assets	$1,115	$1,391
Operating lease liabilities	1,313	1,591

Finance Leases:
Finance lease right-of-use assets	$16,280	$16,676
Finance lease liabilities	16,566	16,745

Weighted Average Remaining Lease Term:
Operating leases	18.58 years	17.08 years
Finance leases	21.52 years	22.01 years

Weighted Average Discount Rate:
Operating leases	4.01%	3.90%
Finance leases	6.01%	6.01%

Maturities of lease liabilities are as follows:

Twelve Months Ending June 30,
(In thousands)	Operating Leases	Finance Leases
2026	$89	$366
2027	94	387
2028	82	406
2029	88	432
2030	84	456
Thereafter	910	14,519
Total future maturities of lease liabilities	$1,347	$16,566

The Company owns certain properties that it leases to unaffiliated third parties at market rates. Lease rental income was $92,000 and $53,000 for the three months ended June 30, 2025 and 2024, respectively. Lease rental income was $153,000 and $108,000 for the six months ended June 30, 2025 and 2024, respectively. All rental agreements with lessees are accounted for as operating leases.

Note 15: Subsequent Events

In July 2025, the Company sold nonperforming and classified loans associated with one local commercial relationship dating back to 2013. The loans, which had an original principal balance of $9.3 million and a June 30, 2025 principal balance of $6.3 million, were reclassified to held-for-sale status in June 2025 and subsequently sold to an undisclosed financial buyer in July 2025 for $3.2 million. The related fair value impact was reflected in the second quarter of 2025 as a $3.1 million lower of cost or market ("LOCOM") fair value adjustment to loans held-for-sale.

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

At June 30, 2025, the Company and subsidiaries had total consolidated assets of $1.51 billion, total consolidated liabilities of $1.38 billion and shareholders' equity of $124.4 million.

The following discussion reviews the Company's financial condition at June 30, 2025 and the results of operations for the three and six month periods ended June 30, 2025 and 2024. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any other period.

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

Statement Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. These forward-looking statements concern the financial condition, results of operations, plans, objectives, future performance and business of Pathfinder Bancorp, Inc. and its subsidiaries, including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) general economic conditions may be less favorable than expected; (2) competitive pressures among depository institutions may increase significantly; (3) changes in the interest rate environment may reduce interest margins; (4) loan origination and sale volumes, charge-offs and credit loss provisions may vary substantially from period to period; (5) the impact of a pandemic or other health crises and the government's response to such pandemic or crises on our operations as well as those of our customers and on the economy generally and in our market area specifically; (6) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (7) legislative or regulatory changes or actions may adversely affect the businesses in which Pathfinder Bancorp, Inc. is engaged; (8) changes and trends in the securities markets may adversely impact Pathfinder Bancorp, Inc.; (9) a delayed or incomplete resolution of regulatory issues could adversely impact our planning; (10) difficulties in integrating any businesses that we may acquire, including our recently completed acquisition of the East Syracuse branch of Berkshire Bank, which may increase our expenses and delay the achievement of any benefits that we may expect from such acquisitions; (11) the impact of reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; (12) our ability to prevent or mitigate fraudulent activity and cybersecurity threats; and (13) the outcome of any future regulatory and legal investigations and proceedings may not be anticipated.

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

The measurement of individually evaluated loans is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses as compared to the loan carrying value. For all other loans and leases, the Company uses the general allocation methodology that establishes an allowance to estimate the lifetime incurred loss for each risk-rating category. The measurement of individually evaluated loans is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured based on the fair value of the collateral, less costs to sell. At June 30, 2025, the Bank’s position in individually evaluated loans consisted of 30 loans totaling $12.1 million. Of these loans, 13 loans, totaling $818,000, were valued using the present value of future cash flows method; and 17 loans, totaling $11.3 million, were valued based on a collateral analysis. For all other loans, the Company uses the general allocation methodology that establishes an allowance to estimate the lifetime incurred loss for each risk-rating category.

In estimating the ACL on loans, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate. At June 30, 2025, the Bank held $549.1 million in commercial real estate and commercial & industrial loans (collectively, commercial loans) representing 60.4% of the Bank’s entire loan portfolio. The Bank allocated $9.8 million to the ACL for these loans, including $3.7 million derived from the use of qualitative factors in the calculation. Given the concentration of ACL allocation to the total commercial loan portfolio and the significant judgments made by management in deriving the qualitative loss factors, management considers the impact that changes in judgments could have on the ACL. The ACL could increase (or decrease) by approximately $925,000, assuming a 25% negative (or positive) change within the group of qualitative factors used to determine the ACL for commercial loans. The sensitivity and related range of impacts for various judgments on the ACL is a hypothetical analysis and is used to determine management’s judgments or assumptions of qualitative loss factors that were utilized at June 30, 2025 in the final recorded estimation of the ACL on loans recognized on the Statements of Financial Condition.

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

Management performs an annual evaluation of our goodwill for possible impairment at each of our reporting units. Management has determined that the carrying value of goodwill was not impaired as of June 30, 2025. Management will continuously evaluate all relevant economic and operational factors potentially affecting the Bank or the fair value of its assets, including goodwill. Should future economic consequences require a significant and sustained change in the operations of the Bank, re-evaluations of the Bank’s goodwill valuation will be conducted on a more frequent basis.

Recent Events

On June 30, 2025, the Company announced that its Board of Directors declared a cash dividend of $0.10 per share on the Company's voting common and non-voting common stock, and a cash dividend of $0.10 per notional share for the issued warrant relating to the fiscal quarter ended June 30, 2025. The dividends were payable to all shareholders of record on July 18, 2025 and were paid on August 8, 2025.

In July 2025, the Company completed the sale of nonperforming and classified loans associated with a local commercial relationship dating back to 2013. See Note 15 for additional information on the transaction and related accounting adjustments.

Summary of 2025 Second Quarter Results

The Company recorded net income of $31,000 for the three months ended June 30, 2025, compared to $2.0 million for the three months ended June 30, 2024. The decrease in net income was due primarily to the fair value adjustment impact of the July 2025 sale of $9.3 million in nonperforming and classified loans associated with one local commercial relationship for a pre-tax loss of $3.1 million recorded as a second quarter 2025 lower of cost or market adjustment to loans held for sale ("LOCOM HFS adjustment"), with an after-tax effect of $2.5 million or $0.40 per diluted share.

Net interest income before the provision for credit losses increased $1.3 million, or 14.1%, to $10.8 million for the three months ended June 30, 2025, as compared to $9.5 million for the same three month period in 2024. This increase was predominately the result of a decrease in interest expense of $1.2 million and an increase in interest and dividend income of $160,000. The decrease in interest expense of $1.2 million for the second quarter of 2025, compared to the prior year quarter, was predominantly the result of average cost decreases of 40 basis points for interest-bearing deposits, 13 basis points for subordinated debt, and 38 basis points for borrowings coupled with average balance decreases for time deposits and borrowings. The corresponding decreases in deposits and borrowings expense from the year-ago period were $308,000 and $860,000 respectively. These reductions reflect continued changes in the Bank’s funding mix, including growing core deposits, as well as deliberate deposit pricing adjustments and significant reductions in borrowings. Second quarter 2025 net interest income also benefited from loan interest income growth of $617,000 from the second quarter of 2024, reflecting an increase in average yield on loans of 11 basis points and $25.9 million increase in average loan balances.

Net interest margin was 3.11% in the second quarter of 2025 compared to 2.78% in the second quarter of 2024. The increase of 33 basis points reflected lower average deposit and borrowing costs and higher average loan yields in the second quarter of 2025, as compared to the year-ago period.

The provision for credit losses was $1.2 million in the second quarter of 2025 compared to $290,000 in the second quarter of 2024. The provision for credit losses for the second quarter of 2025 was primarily driven by net charge offs of $2.6 million that are reflected in the second quarter of 2025 provision expense. These net charge offs during the recent quarter represent 1.14% of average loans on an annualized basis, compared to $66,000 in charge offs, or 0.03% of average loans on an annualized basis in the second quarter of 2024. See the “Provision for Credit Losses” and “Loan and Asset Quality and Allowance for Credit Losses” sections of this Management’s Discussion and Analysis for further discussion.

Noninterest income totaled negative $1.5 million in the second quarter of 2025, reflecting the aforementioned $3.1 million LOCOM HFS adjustment, and no longer includes contributions from the insurance agency business sold in October 2024. Noninterest income was $1.2 million, including $260,000 in insurance revenue, during the second quarter of 2024.

Compared to the year-ago period, second quarter 2025 noninterest income included increases of $50,000 in service charges on deposit accounts and $43,000 in gains on sales of loans and foreclosed real estate, as well as a decrease of $15,000 in loan servicing fees, a decrease of $11,000 in earnings and gain on bank owned life insurance, and a decrease of $11,000 in debit card interchange fees. Second quarter 2025 noninterest income compared to the year-ago period also reflected an increase of $559,000 in net unrealized gains on marketable equity securities, as well as a decrease of $16,000 in net realized gains on sales and redemptions of investment securities.

Noninterest expense totaled $8.1 million in the second quarter of 2025, including $595,000 in costs associated with the East Syracuse branch acquired in July 2024 and excluding costs for the insurance agency business sold in October 2024. Noninterest expense was $7.9 million in the year-ago period, including insurance agency costs of $232,000.

Salaries and benefits were $4.5 million in the second quarter of 2025, an increase of $126,000 from the year-ago period. The increase from the second quarter of 2024 was primarily attributed to the July 2024 East Syracuse branch acquisition, which had $116,000 of total salary and benefit expenses in the second quarter of 2025. Excluding the East Syracuse branch, total salaries and benefits increased $10,000 from the year-ago period. This increase from the second quarter of 2024 was primarily attributed to a $183,000 increase in stock-based compensation, partially offset by a $106,000 decrease in employee benefits, a $51,000 decrease in salaries and benefits expenses, and a $16,000 decrease in director compensation.

Building and occupancy was $1.2 million in the second quarter of 2025, increasing $316,000 from the year-ago quarter. Data processing expense was $667,000 in the second quarter of 2025, increasing $117,000 from the year-ago quarter. Both of these noninterest expense increases were primarily attributed to ongoing facilities-related costs and operations associated with operating the East Syracuse branch acquired in July 2024.

No FDIC assessment expense was recorded in the second quarter of 2025, due to modest over-accruals in prior periods, compared to $228,000 in the year-ago period. The Company anticipates more normalized FDIC assessments in the future and expects this expense to range between $220,000 to $230,000 per quarter in the second half of 2025.

For the second quarter of 2025, annualized noninterest expense represented 2.18% of average assets in the second quarter of 2025, compared to 2.19% in the year-ago period. The efficiency ratio was 65.66%, for the second quarter of 2025, compared to 74.36% in the year-ago period. The efficiency ratio, which is not a financial metric under GAAP, is a measure that the Company believes is helpful to understanding its level of non-interest expense as a percentage of total revenue.

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

	(Unaudited)
	For the three months ended June 30,
	2025			2024
	Average		Average Yield /	Average		Average Yield /
(In thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$911,347	$13,106	5.75%	$885,384	$12,489	5.64%
Taxable investment securities	435,022	5,543	5.10%	434,572	5,914	5.44%
Tax-exempt investment securities	34,314	465	5.42%	28,944	498	6.88%
Fed funds sold and interest-earning deposits	10,070	68	2.70%	13,387	121	3.62%
Total interest-earning assets	1,390,753	19,182	5.52%	1,362,287	19,022	5.59%
Noninterest-earning assets:
Other assets	118,280			98,746
Allowance for credit losses	(17,342)			(16,905)
Net unrealized losses on available-for-sale securities	(10,838)			(10,248)
Total assets	$1,480,853			$1,433,880
Interest-bearing liabilities:
NOW accounts	$113,994	$356	1.25%	$92,918	$264	1.14%
Money management accounts	10,302	3	0.12%	12,076	3	0.10%
MMDA accounts	298,907	2,425	3.25%	214,364	2,002	3.74%
Savings and club accounts	129,736	82	0.25%	107,558	71	0.26%
Time deposits	489,490	4,452	3.64%	524,276	5,286	4.03%
Subordinated debt	30,173	483	6.40%	29,977	489	6.53%
Borrowings	61,803	567	3.67%	141,067	1,427	4.05%
Total interest-bearing liabilities	1,134,405	8,368	2.95%	1,122,236	9,542	3.40%
Noninterest-bearing liabilities:
Demand deposits	192,186			171,135
Other liabilities	29,037			17,298
Total liabilities	1,355,628			1,310,669
Shareholders' equity	125,225			123,211
Total liabilities & shareholders' equity	$1,480,853			$1,433,880
Net interest income		$10,814			$9,480
Net interest rate spread			2.57%			2.19%
Net interest margin			3.11%			2.78%
Ratio of average interest-earning assets to average interest-bearing liabilities			122.60%			121.39%

	For the six months ended June 30,
	2025			2024
	Average		Yield /	Average		Yield /
(In thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$913,658	$26,778	5.86%	$889,988	$24,757	5.56%
Taxable investment securities	425,841	10,821	5.08%	433,156	11,650	5.38%
Tax-exempt investment securities	34,394	867	5.04%	29,053	1,006	6.93%
Fed funds sold and interest-earning deposits	11,497	157	2.73%	8,669	219	5.05%
Total interest-earning assets	1,385,390	38,623	5.58%	1,360,866	37,632	5.53%
Noninterest-earning assets:
Other assets	116,590			96,772
Allowance for credit losses	(17,377)			(16,498)
Net unrealized losses on available-for-sale securities	(10,395)			(10,701)
Total assets	$1,474,208			$1,430,439
Interest-bearing liabilities:
NOW accounts	$112,720	$654	1.16%	$97,213	$526	1.08%
Money management accounts	10,602	5	0.09%	11,759	6	0.11%
MMDA accounts	277,664	4,385	3.16%	212,693	3,935	3.70%
Savings and club accounts	129,752	163	0.25%	110,119	144	0.26%
Time deposits	494,200	9,056	3.66%	525,767	10,426	3.97%
Subordinated debt	30,149	958	6.36%	29,954	980	6.54%
Borrowings	66,165	1,177	3.56%	133,894	2,735	4.09%
Total interest-bearing liabilities	1,121,252	16,398	2.92%	1,121,399	18,752	3.34%
Noninterest-bearing liabilities:
Demand deposits	199,123			170,313
Other liabilities	29,497			16,542
Total liabilities	1,349,872			1,308,254
Shareholders' equity	124,336			122,185
Total liabilities & shareholders' equity	$1,474,208			$1,430,439
Net interest income		$22,225			$18,880
Net interest rate spread			2.66%			2.19%
Net interest margin			3.21%			2.77%
Ratio of average interest-earning assets to average interest-bearing liabilities			123.56%			121.35%

Second quarter 2025 net interest income was $10.8 million, an increase of $1.3 million, or 14.1%, from the second quarter of 2024. This increase was mostly the result of a decrease in interest expense of $1.2 million, slightly enhanced by an increase in interest and dividend income of $160,000.

The decrease in interest expense of $1.2 million for the second quarter of 2025, compared to the prior year quarter, was primarily attributed to average cost decreases of 40 basis points for interest-bearing deposits, 13 basis points for subordinated debt, and 38 basis points for borrowings coupled with average balance decreases for time deposits and borrowings. The corresponding decreases in deposits and borrowings expense for the current quarter as compared to the year-ago period were $308,000 and $860,000 respectively. These reductions reflect continued changes in the Bank’s funding mix, including growing core deposits, as well as deliberate deposit pricing adjustments and significant reductions in borrowings.

The increase in interest and dividend income of $160,000 for the second quarter of 2025, compared to the prior year quarter, was primarily due to an increase in the average balance of loans and an 11 basis points increase for loans, resulting in a $617,000 increase in interest income. This increase was partially offset by income decreases in taxable investment securities, tax-exempt investment securities, and fed funds sold and interest-earning deposits of $371,000, $33,000, and $53,000, respectively, primarily as a result of the decrease in the average yield of such assets.

Net interest margin was 3.11% in the second quarter of 2025 compared to 2.78% in the second quarter of 2024. The increase of 33 basis points reflected lower average deposit and borrowing costs and higher average loan yields and lower average deposit and borrowing costs in the second quarter of 2025, as compared to the year-ago period.

For the six months ended June 30, 2025, net interest income increased $3.3 million, or 17.7%, to $22.2 million compared to the same six month period in 2024. The increase was due to a decrease in interest expense of $2.4 million, in addition to an increase in interest and dividend income of $991,000.

The decrease in interest expense of $2.4 million for the six months ended June 30, 2025, compared to the same six month prior year period, was primarily attributed to average cost decreases of 36 basis points for interest-bearing deposits, 18 basis points for subordinated debt, and 53 basis points for borrowings coupled with average balance decreases for time deposits and borrowings. The corresponding decreases in deposits and borrowings expense for the current period as compared to the year-ago period were $774,000 and $1.6 million respectively. These reductions reflect continued changes in the Bank’s funding mix, including growing core deposits, as well as deliberate deposit pricing adjustments and significant reductions in borrowings.

The increase in interest and dividend income of $991,000 for the first six months of 2025, compared to the prior year period, was primarily due to a 30 basis points increase in the average yield on loans and a $23.7 million increase in the average balance of loans, resulting in a $2.0 million increase in interest income. This increase was partially offset by decreases in income from taxable investment securities, tax-exempt investment securities, and fed funds sold and interest-earning deposits of $829,000, $139,000, and $62,000, respectively, primarily as a result of the decrease in the average yield of such assets.

Net interest margin was 3.21% for the first six months of 2025 compared to 2.77% for the same period of 2024. The increase of 44 basis points reflected lower average deposit and borrowing costs and higher average loan yields and lower average deposit and borrowing costs in the six months ended June 30, 2025, as compared to the year-ago period.

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

	Three months ended June 30,			Six months ended June 30,
	2025 vs. 2024			2025 vs. 2024
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
Unaudited			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Loans	$371	$246	$617	$670	$1,351	$2,021
Taxable investment securities	6	(377)	(371)	(194)	(635)	(829)
Tax-exempt investment securities	83	(116)	(33)	165	(304)	(139)
Interest-earning deposits	(26)	(27)	(53)	58	(120)	(62)
Total interest income	434	(274)	160	699	292	991
Interest Expense:
NOW accounts	64	28	92	88	40	128
Money management accounts	-	-	-	(1)	(1)	(2)
MMDA accounts	712	(289)	423	1,083	(633)	450
Savings and club accounts	14	(3)	11	25	(6)	19
Time deposits	(337)	(497)	(834)	(605)	(765)	(1,370)
Subordinated debt	3	(9)	(6)	6	(28)	(22)
Borrowings	(738)	(122)	(860)	(1,241)	(317)	(1,558)
Total interest expense	(282)	(892)	(1,174)	(645)	(1,710)	(2,355)
Net change in net interest income	$716	$618	$1,334	$1,344	$2,002	$3,346

Deposits

The Company’s deposit base is drawn from eleven full-service branches and one motor bank in its market area. The deposit base consists of demand deposits, money management and money market deposit accounts, savings, and time deposits. Total deposits increased by $17.4 million, or 1.4% from December 31, 2024. The increase in deposits during the six months ended June 30, 2025, reflected the Bank’s increased market penetration among both non-business and business customers. During the second quarter of 2025, total balances declined on reductions in higher-cost time and money market accounts, as well as regular municipal deposit seasonality.

At June 30, 2025, 78.5% of the Company's deposit base of $1.22 billion consisted of core deposits. Core deposits, which exclude brokered deposits and certificates of deposit of $250,000 or more, are considered to be more stable and generally provide the Company with a lower cost of funds than time deposits of $250,000 or more. The Company will continue to emphasize retail and business core deposits in the future by providing depositors with a full range of deposit product offerings and will maintain its recent focus on deposit gathering within the Syracuse market.

A summary of deposits by category at June 30, 2025 and December 31, 2024 is as follows:

(In thousands)	June 30, 2025	December 31, 2024
Savings accounts	$129,252	$128,753
Time accounts	341,063	360,716
Time accounts in excess of $250,000	144,355	142,473
Money management accounts	9,902	11,583
MMDA accounts	278,919	239,016
Demand deposit interest-bearing	120,083	101,080
Demand deposit noninterest-bearing	191,732	213,719
Mortgage escrow funds	6,581	7,184
Total Deposits	$1,221,887	$1,204,524

In addition to deposits obtained from its business operations within its target market areas, the Bank also obtains brokered deposits through various programs administered by IntraFi Network and through other unaffiliated third-party financial institutions.

The following table sets forth our nonbrokered and brokered deposit activities at the dates indicated:

	June 30, 2025			December 31, 2024
(In thousands)	Nonbrokered	Brokered	Total	Nonbrokered	Brokered	Total
Savings accounts	$129,252		$129,252	$128,753	$-	$128,753
Time accounts	227,354	113,709	341,063	226,445	134,271	360,716
Time accounts of $250,000 or more	144,355		144,355	142,473	-	142,473
Money management accounts	9,902		9,902	11,583	-	11,583
MMDA accounts	278,919		278,919	239,016	-	239,016
Demand deposit interest-bearing	115,083	5,000	120,083	99,080	2,000	101,080
Demand deposit noninterest-bearing	191,732		191,732	213,719	-	213,719
Mortgage escrow funds	6,581		6,581	7,184	-	7,184
Total Deposits	$1,103,178	$118,709	$1,221,887	$1,068,253	$136,271	$1,204,524

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

The Company recorded $1.2 million in provision for credit losses for the three month period ended June 30, 2025, as compared to $290,000 for the three month period ended June 30, 2024. The provisioning in the second quarter of 2025 and 2024 reflects management’s determination of the appropriate level of additions to reserves, the composition of the loan portfolio, changes in quantifiable econometric data statistically correlated to historical charge-off rates, subjective qualitative assessments of changes in a broad array of factors including changes to underwriting criteria, loan staffing and local market conditions, and changes in the levels of delinquent and nonaccrual loans. This represents a $907,000 increase in provision for credit losses in the second quarter of 2025, as compared to the same period in 2024. This increase can be primarily attributed to charge offs of $2.6 million in the quarter, partially offset by reductions related to quantitative and qualitative factors in the Company's reserve model. The Bank's credit sensitive portfolios continue to be carefully monitored, and the Bank will consistently apply its loan classification and reserve building methodologies to the analysis of these portfolios. Please refer to the asset quality section below for a further discussion of asset quality as it relates to the allowance for credit losses.

The provision for credit losses in the first six months of 2025 was $1.7 million, an increase of $638,000 from the same six month period in 2024. This increase can also be primarily attributed to the aforementioned net charge offs of $2.6 million in the second quarter of 2025.

The Company measures delinquency based on the amount of past due loans (defined as loans equal to or greater than 30 days past due) as a percentage of total loans. The ratio of delinquent loans to total loans was 4.9%, 3.1% and 3.8% at June 30, 2025, March 31, 2025 and December 31, 2024, respectively. Delinquent loans (numerator) decreased $7.1 million from December 31, 2024 to March 31, 2025, but subsequently increased by $16.4 million at June 30, 2025. Total loan balances (denominator) decreased $6.8 million and $2.5 million at March 31, 2025 and June 30 2025, respectively. The increase in delinquent loans from March 31, 2025 to June 30, 2025 was driven by loans delinquent 30-59 days and loans delinquent 60-89 days, which increased by $13.3 million and $4.6 million, respectively, partially offset by a decrease of $1.5 million in loans delinquent 90 days and over.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, and net gains on sales of securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

Unaudited	For the three months ended				For the six months ended
(In thousands)	June 30, 2025	June 30, 2024	Change		June 30, 2025	June 30, 2024	Change
Service charges on deposit accounts	$380	$330	$50	15.2%	$754	$639	$115	18.0%
Earnings and gain on bank owned life insurance	156	167	(11)	-6.6%	318	324	(6)	-1.9%
Loan servicing fees	97	112	(15)	-13.4%	198	200	(2)	-1.0%
Debit card interchange fees	180	191	(11)	-5.8%	181	310	(129)	-41.6%
Insurance agency revenue	-	260	(260)	-100.0%	-	657	(657)	-100.0%
Other charges, commissions and fees	230	234	(4)	-1.7%	514	678	(164)	-24.2%
Noninterest income before gains and losses	1,043	1,294	(251)	-19.4%	1,965	2,808	(843)	-30.0%
Gains (losses) on sales and redemptions of investment securities	-	16	(16)	-100.0%	(8)	(132)	124	93.9%
Gains on sales of loans and foreclosed real estate	83	40	43	107.5%	148	58	90	155.2%
LOCOM HFS adjustment	(3,064)	-	(3,064)	N/M	(3,064)	-	(3,064)	N/M
Non-recurring gain on lease renegotiations	-	-	-	0.0%	-	245	(245)	-100.0%
Gains (losses) on marketable equity securities	420	(139)	559	402.2%	638	(31)	669	2158.1%
Total noninterest income	$(1,518)	$1,211	$(2,729)	-225.4%	$(321)	$2,948	$(3,269)	-110.9%
N/M - Not meaningful

Noninterest income for the second quarter of 2025 amounted to negative $1.5 million, a decrease of $2.7 million from $1.2 million in the second quarter of 2024. The decline primarily reflects the aforementioned $3.1 million LOCOM HFS adjustment. In addition second quarter 2025 noninterest income no longer includes contributions from the Bank’s insurance agency business, which was sold in October 2024 and contributed $260,000 in noninterest income in the second quarter of 2024.

Compared to the year-ago period, second quarter 2025 noninterest income included increases of $50,000 in service charges on deposit accounts and $43,000 in gains on sales of loans and foreclosed real estate, as well as a decrease of $15,000 in loan servicing fees, a decrease of $11,000 in earnings and gain on bank owned life insurance, and a decrease of $11,000 in debit card interchange fees. Second quarter 2025 noninterest income compared to the year-ago period also reflected an increase of $559,000 in net unrealized gains on marketable equity securities, as well as a decrease of $16,000 in net realized gains on sales and redemptions of investment securities.

For the six months ended June 30, 2025, the Company reported negative $321,000 in noninterest income, compared to $2.9 million in the same period of 2024. The year-over-year decrease reflects the second quarter 2025 LOCOM adjustment, the absence of insurance agency income following the 2024 divestiture, as well as the impact of a $245,000 nonrecurring gain recognized in the prior year period related to refunded lease pass-through operating expenses at a single branch location. Excluding these impacts, year-to-date noninterest income benefited from increases of $115,000 in service charges on deposit accounts, $669,000 in unrealized gains on equity securities, $90,000 in gains on loans and foreclosed real estate, as well as lower losses on sales and redemptions of investment securities of $124,000.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

Unaudited	For the three months ended				For the six months ended
(In thousands)	June 30, 2025	June 30, 2024	Change		June 30, 2025	June 30, 2024	Change
Salaries and employee benefits	$4,525	$4,399	$126	2.9%	$8,975	$8,728	$247	2.8%
Building and occupancy	1,230	914	316	34.6%	2,577	1,730	847	49.0%
Data processing	667	550	117	21.3%	1,333	1,078	255	23.7%
Professional and other services	778	696	82	11.8%	1,384	1,258	126	10.0%
Advertising	77	116	(39)	-33.6%	218	221	(3)	-1.4%
FDIC assessments	-	228	(228)	-100.0%	229	457	(228)	-49.9%
Audits and exams	60	123	(63)	-51.2%	174	293	(119)	-40.6%
Amortization expense	157	5	152	3040.0%	314	8	306	3825.0%
Insurance agency expense	-	232	(232)	-100.0%	-	517	(517)	-100.0%
Community service activities	28	39	(11)	-28.2%	39	91	(52)	-57.1%
Foreclosed real estate expenses	29	30	(1)	-3.3%	50	55	(5)	-9.1%
Other expenses	510	576	(66)	-11.5%	1,201	1,178	23	2.0%
Total noninterest expenses	$8,061	$7,908	$153	1.9%	$16,494	$15,614	$880	5.6%

Noninterest expense for the second quarter of 2025 was $8.1 million, an increase of $153,000 from $7.9 million in the second quarter of 2024. The increase was primarily attributable to higher building and occupancy expenses of $316,000, data processing expenses of $117,000, amortization expense of $152,000, and salaries and employee benefits of $126,000. These increases primarily reflect additional operating expenses associated with the East Syracuse branch acquisition completed in July 2024, which totaled $595,000 in noninterest expenses recognized during the current quarter. These increases were partially offset by the absence of insurance agency expenses, which totaled $232,000 in the prior-year quarter, and by lower FDIC assessment expense resulting from the release of modest over-accruals from prior periods, compared to $228,000 recorded in the second quarter of 2024. The Company anticipates FDIC assessments to normalize in the second half of 2025, with expected quarterly expense ranging between $220,000 and $230,000

For the six months ended June 30, 2025, noninterest expense increased $880,000 to $16.5 million from $15.6 million for the same period in 2024. The drivers of the year-to-date increase were consistent with those described for the current quarter, with higher building and occupancy expenses of $847,000, data processing expenses of $255,000, amortization expense of $306,000, and salaries and employee benefits of $247,000. These increases were primarily driven by additional operating expenses associated with the East Syracuse branch acquisition, which totaled $1.2 million in noninterest expenses recognized during the year-to-date period. Partially offsetting these increases were the absence of insurance agency expenses, which totaled $517,000 in the prior-year period, and a $228,000 decrease in FDIC assessment expense to $229,000 for the six months ended June 30, 2025, compared to $457,000 in the prior-year period, due to the aforementioned over-accruals.

Income Tax Expense

Income tax expense decreased $474,000 to $7,000, with an effective tax rate of 18.4%, for the quarter ended June 30, 2025, as compared to $481,000 with an effective tax rate of 19.3% for the same three month period in 2024. The decrease in income tax expense for the quarter ended June 30, 2025, as compared to the same quarter in 2024, was primarily driven by a decrease of $2.5 million in income before taxes. The effective income tax rate decreased 0.9% to 18.4% for the three months ended June 30, 2025 as compared to 19.3% for the same three month period in 2024. The decrease in the tax rate in the second quarter of 2025, as compared to the same quarter in 2024, was primarily related to fluctuations in permanent tax differences.

Income tax expense decreased $262,000 to $751,000, with an effective tax rate of 20.0%, for the six months ended June 30, 2025, as compared to $1.0 million with an effective tax rate of 19.5%, for the same six month period in 2024. The decrease in income tax expense for the six months ended June 30, 2025, as compared to the same six month period in 2024, was primarily driven by a decrease in income before taxes and fluctuations in permanent tax differences. The effective income tax rate increased 0.50% to 20.0% for the six months ended June 30, 2024 as compared to 19.5% for the same six month period in 2024. The increase in the tax rate in the six months ended June 30, 2025, as compared to the same period in 2024, was primarily related to fluctuations in permanent tax differences.

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

Earnings per Share

Basic and diluted earnings per Voting and Series A Non-Voting share were less than $0.01 per share for the second quarter of 2025, as compared to $0.32 for the same prior year period. The decrease in earnings per share between the second quarter of 2025 and 2024 was due to the decrease of net income between the two periods that resulted from the $0.40 per share effect of the loss on sale of nonperforming and classified loans associated with one local commercial relationship, which was recorded as a second quarter 2025 LOCOM HFS adjustment.

Basic and diluted earnings per share were $0.48 and $0.47, respectively, for both Voting and Series A Non-Voting shares for the six month period ended June 30, 2025. Basic and diluted earnings per Voting and Series A Non-Voting share were $0.66 per share for the six month period ended June 30, 2024. The decrease in earnings per share between the first six months of 2025 and 2024 was due to the decrease in net income between these two time periods that resulted from the $0.40 per share effect of the loss on sale of nonperforming and classified loans associated with one local commercial relationship, which was recorded as a second quarter 2025 LOCOM HFS adjustment.

Diluted earnings per share for the first quarter of 2025 has been revised to $0.47, from the $0.41 reported previously. Further information on earnings per share can be found in Note 3 of the unaudited consolidated financial statements of this Form 10-Q.

Changes in Financial Condition

Assets

Total assets increased $30.2 million, or 2.1%, to $1.51 billion at June 30, 2025 as compared to December 31, 2024. This increase was due primarily to increases in commercial loans, investment securities and bank owned life insurance, partially offset by a decrease in consumer and residential loans.

Total investment securities, including investment in FHLB-NY stock, totaled $469.0 million at June 30, 2025, an increase of $32.3 million, or 7.4%, compared to $436.7 million at December 31, 2024. This increase was due to an increase of $31.6 million in available-for-sale securities, an $805,000 increase in marketable equity securities, and a $688,000 increase in FHLB-NY stock. This increase was partially offset by a $791,000 decrease in held-to-maturity securities.

Bank owned life insurance increased $6.3 million, or 25.6%, to $31.0 million at June 30, 2025 as compared to December 31, 2024. This increase was primarily due to a $6.0 million purchase of new life insurance policies during the second quarter of 2025.

Loans, net of deferred fees, totaled $909.7 million on June 30, 2025, after $3.2 million in balances were moved to held-for-sale status for the July 2025 sale of nonperforming and classified loans, resulting in a decrease of $9.3 million or 1.0% from December 31, 2024. Consumer and residential loans totaled $362.1 million on June 30, 2025, decreasing $18.8 million or 4.9% from December 31, 2024. Commercial loans totaled $549.1 million on June 30, 2025, increasing $9.4 million, or 1.7% during the first half of 2025, despite the recent loan sale.

Liabilities

Total liabilities increased $27.3 million, or 2.0%, to $1.38 billion at June 30, 2025 as compared to $1.35 billion at December 31, 2024. This increase was due primarily to increases in total deposits and total borrowings.

Total deposits increased $17.4 million, or 1.4%, from $1.20 billion at December 31, 2024 to $1.22 billion at June 30, 2025. This increase was due to a $39.4 million increase in interest-bearing deposits, partially offset by a $22.0 million decrease in noninterest-bearing deposits.

The increase in liabilities was also due to a $8.4 million, or 9.5% increase in total borrowings to $96.5 million at June 30, 2025, as compared to $88.1 million at December 31, 2024. This increase was due to a $14.5 million increase in short-term borrowed funds from FHLB-NY, offset partially by a $6.1 million decrease in long-term borrowed funds from FHLB-NY.

Shareholders’ Equity

Shareholders' equity increased by $2.9 million, or 2.4%, from $121.5 million at December 31, 2024, to $124.4 million at June 30, 2025. This increase was primarily due to the Company’s recorded net income of $3.0 million, an increase in additional paid in capital of $895,000, a decrease in accumulated other comprehensive loss of $286,000, partially reduced by declared dividends to shareholders of $1.3 million during the six months ended June 30, 2025.

Capital

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its banking operations. This strong capital position serves to support growth and expansion activities while at the same time exceeding regulatory standards. At June 30, 2025, the Bank met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 8%, Tier 1 common equity exceeding 6.5%, and a total risk-based capital ratio exceeding 10%.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The buffer is separate from the capital ratios required under the Prompt Corrective Actions (“PCA”) standards. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum levels of the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity. At June 30, 2025, the Bank exceeded all regulatory required minimum capital ratios, including the capital buffer requirements.

Pathfinder Bank’s capital amounts and ratios as of the indicated dates are presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be "Well-Capitalized" Under Prompt Corrective Provisions		Minimum For Capital Adequacy with Buffer
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2025:
Total Core Capital (to Risk-Weighted Assets)	$153,691	14.87%	$82,677	8.00%	$103,347	10.00%	$108,514	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$140,726	13.62%	$62,008	6.00%	$82,677	8.00%	$87,845	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$140,726	13.62%	$46,506	4.50%	$67,175	6.50%	$72,343	7.00%
Tier 1 Capital (to Assets)	$140,726	9.68%	$58,129	4.00%	$72,662	5.00%	$72,662	5.00%
As of December 31, 2024
Total Core Capital (to Risk-Weighted Assets)	$151,747	14.65%	$82,845	8.00%	$103,556	10.00%	$108,733	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$138,740	13.40%	$62,133	6.00%	$82,845	8.00%	$88,022	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$138,740	13.40%	$46,600	4.50%	$67,311	6.50%	$72,489	7.00%
Tier 1 Capital (to Assets)	$138,740	9.64%	$41,422	4.00%	$51,778	5.00%	$71,960	5.00%

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

	June 30,	December 31,
(In thousands)	2025	2024
Regulatory Capital Ratios (Bank only)
Total capital (to risk-weighted assets)
Total equity (GAAP)	$142,599	$140,641
Goodwill	(5,056)	(5,056)
Intangible assets	(5,675)	(5,989)
Addback: Accumulated other comprehensive loss	8,858	9,144
Total Tier 1 Capital	$140,726	$138,740
Allowance for credit losses (subject to regulatory limits)	12,965	13,007
Total Tier 2 Capital	$12,965	$13,007
Total Tier 1 plus Tier 2 Capital (numerator)	$153,691	$151,747
Risk-weighted assets (denominator)	1,033,465	1,035,557
Total core capital to risk-weighted assets	14.87%	14.65%

Tier 1 capital (to risk-weighted assets)
Total Tier 1 capital (numerator)	$140,726	$138,740
Risk-weighted assets (denominator)	1,033,465	1,035,557
Total capital to risk-weighted assets	13.62%	13.40%

Tier 1 capital (to adjusted assets)
Total Tier 1 capital (numerator)	$140,726	$138,740
Total average assets	1,463,963	1,450,254
Goodwill	(5,056)	(5,056)
Intangible assets	(5,675)	(5,989)
Adjusted assets (denominator)	$1,453,232	$1,439,209
Total capital to adjusted assets	9.68%	9.64%

Tier 1 Common Equity (to risk-weighted assets)
Total Tier 1 capital (numerator)	$140,726	$138,740
Risk-weighted assets (denominator)	1,033,465	1,035,557
Total Tier 1 Common Equity to risk-weighted assets	13.62%	13.40%

	June 30,	December 31,
(In thousands)	2025	2024
Revenue, pre-tax, pre-provision net income, and efficiency ratio:
Net interest income	$10,814	$10,377
Total noninterest income	(1,518)	4,906
Net realized (gains) losses on sales and redemptions of investment securities	-	249
Gains on sales of loans and foreclosed real estate	83	39
Fair value adjustment to loans held-for-sale [1]	(3,064)	-
Gain on asset sale	-	3,169
Revenue (non-GAAP) [2]	12,277	11,826
Total non-interest expense	8,061	8,544
Pre-tax, pre-provision net income (non-GAAP) [3]	$4,216	$3,321
Efficiency ratio (non-GAAP) [4]	65.66%	72.25%

1 Lower-of-cost-or-market (LOCOM) adjustment on loans held-for-sale to the estimated market value based on sale negotiation terms.

2 Revenue equals net interest income plus total noninterest income less net realized gains or losses on sales and redemptions of investment securities, sales of loans and foreclosed real estate, and gain on the October 2024 sale of the Company's insurance agency asset.

3 Pre-tax, pre-provision net income equals revenue less total non-interest expense.

4 Efficiency ratio equals noninterest expense divided by revenue.

Loan and Asset Quality and Allowance for Credit Losses

The following table represents information concerning the aggregate amount of non-accrual loans at the indicated dates:

	June 30,	December 31,	June 30,
(In thousands)	2025	2024	2024
Nonaccrual loans:
Commercial and commercial real estate loans	$8,461	$18,212	$18,516
Consumer	957	710	4,237
Residential mortgage loans	2,271	3,162	1,737
Total nonaccrual loans	11,689	22,084	24,490
Total nonperforming loans	11,689	22,084	24,490
Foreclosed real estate	83	-	60
Total nonperforming assets	$11,772	$22,084	$24,550

Nonperforming loans to total loans	1.28%	2.40%	2.76%
Nonperforming assets to total assets	0.78%	1.50%	1.70%

Nonperforming assets include nonaccrual loans, and foreclosed real estate (‘‘FRE”).

As indicated in the table above, nonperforming assets at June 30, 2025 were $11.8 million, and were $10.3 million lower than the $22.1 million reported at December 31, 2024 and $12.8 million lower than the $24.6 million reported at June 30, 2024. The decrease in the nonperforming loans on June 30, 2025, as compared to December 31, 2024, was driven by the aforementioned sale of loans associated with one local commercial relationship dating back to 2013.

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

The allowance for credit losses on loans represents management’s estimate of the lifetime losses inherent in the loan portfolio as of the date of the statement of condition. The allowance for credit losses was $16.0 million and $17.2 million at June 30, 2025 and December 31, 2024, respectively. The ratio of the allowance for credit losses to total loans was 1.76% as of June 30, 2025, as compared to 1.88% at December 31, 2024 and 1.90% at June 30, 2024. Management performs a quarterly evaluation of the allowance for credit losses based on quantitative and qualitative factors and has determined that the current level of the allowance for credit losses is adequate to absorb the losses in the loan portfolio as of June 30, 2025.

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

At June 30, 2025 and December 31, 2024, the Company had $12.1 million and $20.0 million in loans, respectively, which were individually analyzed, having established specific reserves of $2.3 million and $2.5 million, respectively, on these loans. The $7.9 million decrease in specifically identified loans between these two dates reflects 2025 net charge offs of $2.9 million as well as $3.2 million in balances moved to held-for-sale status for the July 2025 sale of nonperforming and classified loans associated with one local commercial relationship dating back to 2013.

Appraisals are obtained at the time a real estate secured loan is originated. For commercial real estate held as collateral, the property is inspected every two years.

Management has identified certain loans with potential credit profiles that may result in the borrowers not being able to comply with the current loan repayment terms and which may result in possible future identified loan reporting. Potential problem loans totaled $64.2 million at June 30, 2025, an increase of $7.8 million, as compared to $56.4 million at December 31, 2024. These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered specifically-identified.

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

Through the first six months of 2025, as indicated in the consolidated statement of cash flows, the Company reported net cash flow from operating activities of $2.0 million and net cash outflow of $27.0 million related to investing activities. The net cash inflows from investing activities was generated principally by an increase of $3.1 million in net loan activity, offset by a $29.3 million decrease in net investment activity, and an $861,000 decrease in premises and equipment. The Company reported net cash inflows from financing activities of $25.0 million, primarily due to a $17.4 million increase in net deposit balances, a $8.4 million increase in net borrowings, and an aggregate decrease of $816,000 in net cash from all other financing sources, including dividends paid to common voting and non-voting shareholders and warrant holders of $1.3 million.

The Bank’s management monitors liquidity on a continuous basis through a broad range of internal programs and considers effective liquidity management to be one of its primary objectives. At June 30, 2025 the Bank had deposits of $1.22 billion, of which a portion were nominally uninsured, as they were above the insurance limits established by the Federal Deposit Insurance Corporation (“FDIC”) on that date. Of the nominally uninsured deposits at June 30, 2025, $95.2 million were insured through a long-standing reciprocal deposit program managed by a third-party entity. In addition, $101.6 million in municipal deposits are fully protected against principal loss by a collateral program whereby the Bank places high-quality securities with an independent custodian as collateral. The Bank had $154.7 million in deposits, representing 14.0% of all deposits that were considered to be uninsured at June 30, 2025. At December 31, 2024, the Bank had $149.0 million in deposits, representing 14.0% of all deposits that were considered to be uninsured.

The Company has a number of existing credit facilities available to it. At June 30, 2025, total credit available under the existing lines of credit was approximately $244.9 million at FHLBNY, the Federal Reserve Bank, and two other correspondent banks. At June 30, 2025, the Company had $74.0 million of the available lines of credit utilized on its existing lines of credit with the remainder of $170.9 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of June 30, 2025, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

Off-Balance Sheet Arrangements

The Company is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. At June 30, 2025, the Company had $229.9 million in outstanding commitments to extend credit and standby letters of credit.

The Company's exposure to credit loss in the event of nonperformance related to off-balance sheet arrangements is proportional to the contractual amount of those instruments. Such financial instruments are recorded when they are funded. The Company records an allowance for credit losses on off-balance sheet credit exposures, unless such commitments are unconditionally cancelable, through the provision for credit losses expense. The allowance for credit losses on off-balance sheet credit exposures as of June 30, 2025 was $532,000 and is included in other liabilities on the Company's consolidated Statements of Condition.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information relating to this item.

Item 4 – Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer), management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. The term “disclosure controls and procedures,” under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our CEO and CFO concluded that our disclosure controls and procedures were effective as of that date.

We did not make any changes in internal control over financial reporting during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At June 30, 2025, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material and adverse effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities, and Use of Proceeds, and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2025 through April 30, 2025	-	$-	-	74,292

May 1, 2025 through May 31, 2025	-	$-	-	74,292

June 1, 2025 through June 30, 2025	-	$-	-	74,292

(1)
On August 29, 2016, our Board of Directors authorized the repurchase of up to 217,692 shares of our common stock, or 5% of the Company’s shares outstanding as of that date.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

During the second quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

PATHFINDER BANCORP, INC.

(registrant)

August 14, 2025	/s/ James A. Dowd
James A. Dowd
President and Chief Executive Officer

August 14, 2025	/s/ Justin K. Bigham
Justin K. Bigham
Senior Vice President, Chief Financial Officer