Form 10-Q
period 2025-09-30
Pathfinder Bancorp, Inc.
filed 2025-11-14
CIK 1609065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

(Exact Name of Company as Specified in its Charter)

Maryland (State of Other Jurisdiction of Incorporation)	001-36695 (Commission File No.)	38-3941859 (I.R.S. Employer Identification No.)

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

As of November 11, 2025, there were 4,794,225 shares outstanding of the registrant’s Voting common stock and 1,380,283 shares outstanding of the registrant’s Series A Non-Voting common stock.

Table of Contents

PATHFINDER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.

Consolidated Statements of Condition

(Unaudited)

	September 30,	December 31,
(In thousands, except share and per share data)	2025	2024
ASSETS:
Cash and due from banks	$19,317	$13,963
Interest-earning deposits	21,255	17,609
Total cash and cash equivalents	40,572	31,572
Available-for-sale securities, at fair value	294,457	269,331
Held-to-maturity securities, at amortized cost (fair value of $137,001 and $151,023, respectively)	142,538	158,683
Marketable equity securities, at fair value	5,352	4,076
Federal Home Loan Bank stock, at cost	3,488	4,590
Loans, net of deferred fees	898,520	918,986
Less: Allowance for credit losses	18,654	17,243
Loans receivable, net	879,866	901,743
Premises and equipment, net	18,760	19,009
Operating lease right-of-use assets	1,124	1,391
Finance lease right-of-use assets	16,082	16,676
Accrued interest receivable	6,498	6,881
Foreclosed real estate	137	-
Intangible assets, net	5,518	5,989
Goodwill	5,056	5,056
Bank owned life insurance	31,145	24,727
Other assets	21,675	25,150
Total assets	$1,472,268	$1,474,874

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$1,028,782	$990,805
Noninterest-bearing	196,299	213,719
Total deposits	1,225,081	1,204,524
Short-term borrowings	38,000	61,000
Long-term borrowings	18,702	27,068
Subordinated debt	30,258	30,107
Accrued interest payable	1,134	546
Operating lease liabilities	1,326	1,591
Finance lease liabilities	16,479	16,745
Other liabilities	14,949	11,810
Total liabilities	1,345,929	1,353,391
Shareholders' equity:
Voting common stock, par value $0.01; 25,000,000 authorized shares; 4,794,225 and 4,745,366 shares issued and outstanding, respectively	48	47
Non-Voting common stock, par value $0.01; 1,505,283 authorized shares; 1,380,283 shares issued and outstanding, respectively	14	14
Additional paid in capital	53,974	52,750
Retained earnings	79,560	77,816
Accumulated other comprehensive loss	(7,257)	(9,144)
Total Pathfinder Bancorp, Inc. shareholders' equity	126,339	121,483
Total liabilities and shareholders' equity	$1,472,268	$1,474,874

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended		For the nine months ended
(In thousands, except per share data)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest and dividend income:
Loans, including fees	$13,799	$14,425	$40,577	$39,182
Debt securities:
Taxable	5,307	5,664	16,014	17,007
Tax-exempt	455	469	1,322	1,475
Dividends	44	149	158	456
Federal funds sold and interest earning deposits	131	492	288	711
Total interest and dividend income	19,736	21,199	58,359	58,831
Interest expense:
Interest on deposits	6,957	7,633	21,220	22,670
Interest on short-term borrowings	566	1,136	1,606	3,476
Interest on long-term borrowings	127	202	264	597
Interest on subordinated debt	486	496	1,444	1,476
Total interest expense	8,136	9,467	24,534	28,219
Net interest income	11,600	11,732	33,825	30,612
Provision for (benefit from) credit losses:
Loans	3,341	9,104	5,018	10,118
Held-to-maturity securities	-	(31)	5	(90)
Unfunded commitments	153	(104)	125	(43)
Total provision for credit losses	3,494	8,969	5,148	9,985
Net interest income after provision for credit losses	8,106	2,763	28,677	20,627
Noninterest income:
Service charges on deposit accounts	404	392	1,158	1,031
Earnings and gain on bank owned life insurance	286	361	604	685
Loan servicing fees	113	79	311	279
Net realized losses on sales and redemptions of investment securities	(12)	(188)	(20)	(320)
Net unrealized gains on marketable equity securities	145	62	783	31
Gains on sales of loans and foreclosed real estate	121	90	269	148
Fair value adjustment to loans held-for-sale [1]	-	-	(3,064)	-
Loss on sale of premises and equipment	-	(13)	-	(13)
Debit card interchange fees	217	300	398	610
Insurance agency revenue [2]	-	367	-	1,024
Other charges, commissions & fees	229	257	743	1,180
Total noninterest income	1,503	1,707	1,182	4,655
Noninterest expense:
Salaries and employee benefits	5,005	4,959	13,980	13,687
Building and occupancy	1,399	1,134	3,976	2,864
Data processing	641	672	1,974	1,750
Professional and other services	709	1,820	2,093	3,078
Advertising	86	165	304	386
FDIC assessments	171	228	400	685
Audits and exams	132	123	306	416
Amortization expense	156	129	470	137
Insurance agency expense [2]	-	308	-	825
Community service activities	10	20	49	111
Foreclosed real estate expenses	26	27	76	82
Other expenses	602	674	1,803	1,852
Total noninterest expense	8,937	10,259	25,431	25,873
Income (loss) before provision for income taxes	672	(5,789)	4,428	(591)
Provision for (benefit from) income taxes	46	(1,173)	797	(160)
Net income (loss) attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	626	(4,616)	3,631	(431)
Net income attributable to noncontrolling interest	-	28	-	93
Net income (loss) attributable to Pathfinder Bancorp Inc.	$626	$(4,644)	$3,631	$(524)

Voting Earnings per common share - basic	$0.10	$(0.75)	$0.58	$(0.09)
Voting Earnings per common share - diluted	$0.10	$(0.75)	$0.57	$(0.09)
Series A Non-Voting Earnings per common share- basic	$0.10	$(0.75)	$0.58	$(0.09)
Series A Non-Voting Earnings per common share- diluted	$0.10	$(0.75)	$0.57	$(0.09)
Dividends per common share (Voting and Series A Non-Voting)	$0.10	$0.10	$0.30	$0.30

1 Lower-of-cost-or-market (LOCOM) adjustment on loans held-for-sale to the estimated market value based on sale negotiation terms.

2 See Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the three months ended		For the nine months ended
(In thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income (loss)	$626	$(4,616)	$3,631	$(431)

Other Comprehensive Income
Retirement Plans:
Retirement plan net gains recognized in plan expenses	35	37	102	110
Net unrealized gain on retirement plans	35	37	102	110

Unrealized holding gains on available-for-sale securities:
Unrealized holding gains arising during the period	2,216	2,847	2,692	3,087
Reclassification adjustment for net gains included in net income	-	-	5	139
Net unrealized gains on available-for-sale securities	2,216	2,847	2,697	3,226

Derivatives and hedging activities:
Unrealized holding (losses) gains arising during the period	(82)	(82)	(245)	575
Net unrealized (losses) gains on derivatives and hedging activities	(82)	(82)	(245)	575

Other comprehensive income, before tax	2,169	2,802	2,554	3,911
Tax effect	(568)	(732)	(667)	(1,022)
Other comprehensive income, net of tax	1,601	2,070	1,887	2,889
Comprehensive income (loss)	$2,227	$(2,546)	$5,518	$2,458
Comprehensive income, attributable to noncontrolling interest	$-	$28	$-	$93
Comprehensive income (loss) attributable to Pathfinder Bancorp, Inc.	$2,227	$(2,574)	$5,518	$2,365

Tax Effect Allocated to Each Component of Other Comprehensive (Income) Loss
Retirement plan net gains recognized in plan expenses	$(10)	$(10)	$(27)	$(28)
Unrealized holding gains on available-for-sale securities arising during the period	(579)	(744)	(703)	(807)
Reclassification adjustment for net losses on available-for-sale securities included in net income	-	-	(1)	(37)
Unrealized losses (gains) on derivatives and hedging arising during the period	21	22	64	(150)
Income tax effect related to other comprehensive income	$(568)	$(732)	$(667)	$(1,022)

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
Three months ended September 30, 2025 and September 30, 2024
(Unaudited)

(In thousands, except share and per share data)	Common Stock	Non-Voting Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP shares	Non-controlling Interest	Total
Balance, June 30, 2025	$48	$14	$53,645	$79,564	$(8,858)	$-	$-	$124,413
Net income	-	-	-	626	-	-	-	626
Other comprehensive income, net of tax	-	-	-	-	1,601	-	-	1,601
Stock options exercised	-	-	329	-	-	-	-	329
Voting common stock dividends declared ($0.10 per share)	-	-	-	(479)	-	-	-	(479)
Non-Voting common stock dividends declared ($0.10 per share)	-	-	-	(138)	-	-	-	(138)
Warrant dividends declared ($0.10 per share)	-	-	-	(13)	-	-	-	(13)
Balance, September 30, 2025	$48	$14	$53,974	$79,560	$(7,257)	$-	$-	$126,339

Balance, June 30, 2024	$47	$14	$53,182	$78,936	$(8,786)	$(45)	$826	$124,174
Net (loss) income	-	-	-	(4,644)	-	-	28	(4,616)
Other comprehensive income, net of tax	-	-	-	-	2,070	-	-	2,070
ESOP shares earned (6,111 shares)	-	-	49	-	-	45	-	94
Voting common stock dividends declared ($0.10 per share)	-	-	-	(472)	-	-	-	(472)
Non-Voting common stock dividends declared ($0.10 per share)	-	-	-	(138)	-	-	-	(138)
Warrant dividends declared ($0.10 per share)	-	-	-	(12)	-	-	-	(12)
Balance, September 30, 2024	$47	$14	$53,231	$73,670	$(6,716)	$-	$854	$121,100

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
Nine months ended September 30, 2025 and September 30, 2024
(Unaudited)

(In thousands, except share and per share data)	Common Stock	Non-Voting Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP shares	Non-controlling Interest	Total
Balance, January 1, 2025	$47	$14	$52,750	$77,816	$(9,144)	$-	$-	$121,483
Net income	-	-	-	3,631	-	-	-	3,631
Other comprehensive income, net of tax	-	-	-	-	1,887	-	-	1,887
Stock options exercised	1	-	1,224	-	-	-	-	1,225
Voting common stock dividends declared ($0.30 per share)	-	-	-	(1,435)	-	-	-	(1,435)
Non-Voting common stock dividends declared ($0.30 per share)	-	-	-	(414)	-	-	-	(414)
Warrant dividends declared ($0.30 per share)	-	-	-	(38)	-	-	-	(38)
Balance, September 30, 2025	$48	$14	$53,974	$79,560	$(7,257)	$-	$-	$126,339

Balance, January 1, 2024	$47	$14	$53,114	$76,060	$(9,605)	$(135)	$761	$120,256
Net (loss) income	-	-	-	(524)	-	-	93	(431)
Other comprehensive income, net of tax	-	-	-	-	2,889	-	-	2,889
ESOP shares earned (18,332 shares)	-	-	112	-	-	135	-	247
Stock options exercised	-	-	5	-	-	-	-	5
Voting common stock dividends declared ($0.30 per share)	-	-	-	(1,414)	-	-	-	(1,414)
Non-Voting common stock dividends declared ($0.30 per share)	-	-	-	(414)	-	-	-	(414)
Warrant dividends declared ($0.30 per share)	-	-	-	(38)	-	-	-	(38)
Balance, September 30, 2024	$47	$14	$53,231	$73,670	$(6,716)	$-	$854	$121,100

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
(In thousands)	2025	2024
OPERATING ACTIVITIES
Net income (loss) attributable to Pathfinder Bancorp, Inc.	$3,631	$(524)
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for credit losses	5,148	9,985
Proceeds from sales of loans held-for-sale	9,243	4,519
Originations of loans held-for-sale	(8,974)	(4,410)
Realized (gains) losses on sales, redemptions and calls of:
Foreclosed real estate	-	(39)
Loans	(269)	(109)
Available-for-sale investment securities	5	139
Held-to-maturity investment securities	15	181
Marketable securities	(783)	(31)
Depreciation	1,236	1,049
Amortization of mortgage servicing rights	-	(31)
Amortization of deferred loan fees and costs	32	71
Amortization of operating and finance leases, net	330	(341)
Amortization of deferred financing fees from subordinated debt	151	143
Earnings on bank owned life insurance	(604)	83
Net amortization of premiums and discounts on investment securities	(65)	(133)
Net amortization of premiums on intangible assets	430	115
Stock based compensation and ESOP expense	695	247
Net change in accrued interest receivable	383	480
Net change in other assets and liabilities	(1,596)	2,470
Net cash inflows from operating activities	9,008	13,864
INVESTING ACTIVITIES
Purchase of available-for-sale securities	(57,842)	(71,015)
Purchase of held-to-maturity securities	(16,858)	(10,573)
Purchase of marketable securities	(493)	(635)
Purchase of Federal Home Loan Bank stock	(9,758)	(9,477)
Proceeds from redemption of Federal Home Loan Bank stock	10,860	12,824
Proceeds from maturities and principal reductions of available-for-sale securities	33,326	58,749
Proceeds from maturities and principal reductions of held-to-maturity securities	25,433	24,678
Proceeds from sales, redemptions and calls of:
Available-for-sale securities	4,389	3,449
Held-to-maturity securities	7,385	3,823
Loans held-for-sale	3,161	-
Real estate acquired through foreclosure	-	167
Net change in loans	13,536	(33,300)
Acquisition of core deposit intangible asset	-	(6,271)
Proceeds from sale of assets held-for-sale	-	3,007
Purchase of premises and equipment	(987)	(1,621)
Net cash inflows (outflows) from investing activities	12,152	(26,195)
FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts, money management deposit accounts, MMDA accounts and escrow deposits	44,510	94,078
Net change in time deposits	(9,620)	95,175
Net change in brokered deposits	(14,333)	(113,107)
Net change in short-term borrowings	(23,000)	(65,365)
Payments on long-term borrowings	(19,255)	(20,850)
Proceeds from long-term borrowings	10,889	10,700
Proceeds from exercise of stock options	530	5
Cash dividends paid to common voting shareholders	(1,429)	(1,367)
Cash dividends paid to common non-voting shareholders	(414)	(414)
Cash dividends paid on warrants	(38)	(25)
Change in noncontrolling interest, net	-	93
Net cash outflows from financing activities	(12,160)	(1,077)
Change in cash and cash equivalents	9,000	(13,408)
Cash and cash equivalents at beginning of period	31,572	48,732
Cash and cash equivalents at end of period	$40,572	$35,324
CASH PAID DURING THE PERIOD FOR:
Interest	$23,946	$30,228
Income taxes	500	600

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc., (the “Company”), Pathfinder Bank (the “Bank”) and its other wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Certain amounts in the 2024 consolidated financial statements may have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income or comprehensive income as previously reported. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025 or any other interim period.

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

Standards Not Yet Adopted as of September 30, 2025
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

		Fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027.	Management is evaluating the adoption of the ASU but does not expect it will have a material impact to the Company's consolidated financial statements.

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

Anti-dilutive shares are common stock equivalents with average exercise prices in excess of the weighted average market price for the period presented. There were no anti-dilutive stock options excised for the three and nine months ended September 30, 2025, and September 30, 2024, respectively.

The following table sets forth the calculation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Net income (loss) attributable to Pathfinder Bancorp, Inc.	$626	$(4,644)	$3,631	$(524)
Series A Non-Voting Common Stock dividends	138	138	414	414
Warrant dividends	13	12	38	38
Undistributed (losses) earnings allocated to participating securities	(1)	(1,275)	418	(579)
Net income (loss) available to common shareholders - Voting	$476	$(3,519)	$2,761	$(397)

Net income (loss) attributable to Pathfinder Bancorp, Inc.	$626	$(4,644)	$3,631	$(524)
Voting Common Stock dividends	479	472	1,435	1,414
Warrant dividends	13	12	38	38
Undistributed (losses) earnings allocated to participating securities	(3)	(4,097)	1,360	(1,859)
Net income (loss) available to common shareholders - Non-Voting	$137	$(1,031)	$798	$(117)

Basic weighted average common shares outstanding - Voting	4,790	4,714	4,769	4,708
Basic weighted average common shares outstanding - Series A Non-Voting	1,380	1,380	1,380	1,380
Diluted weighted average common shares outstanding - Voting	4,842	4,714	4,821	4,708
Diluted weighted average common shares outstanding - Series A Non-Voting	1,380	1,380	1,380	1,380

Basic earnings per common share - Voting	$0.10	$(0.75)	$0.58	$(0.09)
Basic earnings per common share - Series A Non-Voting	$0.10	$(0.75)	$0.58	$(0.09)
Diluted earnings per common share - Voting [1]	$0.10	$(0.75)	$0.57	$(0.09)
Diluted earnings per common share - Series A Non-Voting [1]	$0.10	$(0.75)	$0.57	$(0.09)

1 Diluted earnings per share for the first quarter of 2025 has been revised to $0.47, from the $0.41 reported previously.

Note 4: Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	September 30, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$68,852	$382	$(3,008)	$66,226
State and political subdivisions	35,577	19	(2,649)	32,947
Corporate	9,544	165	(162)	9,547
Asset backed securities	22,794	49	(116)	22,727
Residential mortgage-backed - US agency	52,516	423	(1,136)	51,803
Collateralized mortgage obligations - US agency	19,783	290	(722)	19,351
Collateralized mortgage obligations - Private label	92,707	469	(1,526)	91,650
Total	301,773	1,797	(9,319)	294,251
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$301,979	$1,797	$(9,319)	$294,457

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$3,570	$-	$(189)	$3,381
State and political subdivisions	14,614	23	(1,332)	13,305
Corporate	34,285	13	(1,667)	32,631
Asset backed securities	15,580	16	(537)	15,059
Residential mortgage-backed - US agency	8,147	36	(477)	7,706
Collateralized mortgage obligations - US agency	10,268	3	(971)	9,300
Collateralized mortgage obligations - Private label	56,336	216	(933)	55,619
Total	142,800	307	(6,106)	137,001
Less: Allowance for credit losses	262
Total held-to-maturity, net of allowance for credit losses	$142,538

	December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$73,888	$371	$(3,834)	$70,425
State and political subdivisions	35,128	122	(1,928)	33,322
Corporate	10,956	209	(284)	10,881
Asset backed securities	18,934	26	(473)	18,487
Residential mortgage-backed - US agency	40,636	35	(1,500)	39,171
Collateralized mortgage obligations - US agency	14,376	45	(891)	13,530
Collateralized mortgage obligations - Private label	85,426	158	(2,275)	83,309
Total	279,344	966	(11,185)	269,125
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$279,550	$966	$(11,185)	$269,331

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$3,648	$-	$(282)	$3,366
State and political subdivisions	17,153	10	(1,833)	15,330
Corporate	43,628	23	(1,740)	41,911
Asset backed securities	13,050	8	(557)	12,501
Residential mortgage-backed - US agency	9,575	32	(728)	8,879
Collateralized mortgage obligations - US agency	11,940	3	(1,223)	10,720
Collateralized mortgage obligations - Private label	59,946	40	(1,670)	58,316
Total	158,940	116	(8,033)	151,023
Less: Allowance for credit losses	257
Total held-to-maturity, net of allowance for credit losses	$158,683

The amortized cost and estimated fair value of debt investments at September 30, 2025 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties. Amounts disclosed are gross values and do not include any allowance for credit losses.

	Available-for-Sale		Held-to-Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$6,011	$6,154	$1,145	$1,145
Due after one year through five years	36,676	34,126	35,665	34,680
Due after five years through ten years	14,984	14,285	14,328	12,412
Due after ten years	79,096	76,882	16,911	16,139
Sub-total	136,767	131,447	68,049	64,376
Residential mortgage-backed - US agency	52,516	51,803	8,147	7,706
Collateralized mortgage obligations - US agency	19,783	19,351	10,268	9,300
Collateralized mortgage obligations - Private label	92,707	91,650	56,336	55,619
Totals	$301,773	$294,251	$142,800	$137,001

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	September 30, 2025
	Less than Twelve Months			Twelve Months or More			Total
(In thousands)	Number of Individual Securities	Unrealized Losses	Fair Value	Number of Individual Securities	Unrealized Losses	Fair Value	Number of Individual Securities	Unrealized Losses	Fair Value
Available-for-Sale Portfolio
US Treasury, agencies and GSEs	1	$(427)	$17,421	8	$(2,581)	$26,806	9	$(3,008)	$44,227
State and political subdivisions	-	-	-	23	(2,649)	30,777	23	(2,649)	30,777
Corporate	-	-	-	4	(162)	3,315	4	(162)	3,315
Asset backed securities	2	(11)	4,007	7	(105)	6,828	9	(116)	10,835
Residential mortgage-backed - US agency	4	(162)	7,720	11	(974)	17,011	15	(1,136)	24,731
Collateralized mortgage obligations - US agency	1	(2)	1,715	11	(720)	6,348	12	(722)	8,063
Collateralized mortgage obligations - Private label	11	(78)	19,719	18	(1,448)	19,771	29	(1,526)	39,490
Totals	19	$(680)	$50,582	82	$(8,639)	$110,856	101	$(9,319)	$161,438
Held-to-Maturity Portfolio
US Treasury, agencies and GSEs	-	$-	$-	2	$(189)	$3,382	2	$(189)	$3,382
State and political subdivisions	2	(1)	298	12	(1,331)	11,229	14	(1,332)	11,527
Corporate	1	(1)	1,000	24	(1,666)	20,908	25	(1,667)	21,908
Asset backed securities	-	-	-	6	(537)	7,074	6	(537)	7,074
Residential mortgage-backed - US agency	-	-	-	6	(477)	6,502	6	(477)	6,502
Collateralized mortgage obligations - US agency	-	-	-	8	(971)	8,861	8	(971)	8,861
Collateralized mortgage obligations - Private label	4	(27)	8,063	16	(906)	18,632	20	(933)	26,695
Totals	7	$(29)	$9,361	74	$(6,077)	$76,588	81	$(6,106)	$85,949

	December 31, 2024
	Less than Twelve Months			Twelve Months or More			Total
(In thousands)	Number of Individual Securities	Unrealized Losses	Fair Value	Number of Individual Securities	Unrealized Losses	Fair Value	Number of Individual Securities	Unrealized Losses	Fair Value
Available-for-Sale Portfolio
US Treasury, agencies and GSEs	2	$(132)	$18,790	8	$(3,702)	$26,748	10	$(3,834)	$45,538
State and political subdivisions	6	(3)	900	21	(1,925)	25,211	27	(1,928)	26,111
Corporate	-	-	-	4	(284)	3,410	4	(284)	3,410
Asset backed securities	3	(328)	3,608	7	(145)	8,343	10	(473)	11,951
Residential mortgage-backed - US agency	13	(794)	29,628	9	(706)	6,107	22	(1,500)	35,735
Collateralized mortgage obligations - US agency	1	(15)	1,937	11	(876)	6,972	12	(891)	8,909
Collateralized mortgage obligations - Private label	9	(43)	15,561	20	(2,232)	23,309	29	(2,275)	38,870
Totals	34	$(1,315)	$70,424	80	$(9,870)	$100,100	114	$(11,185)	$170,524
Held-to-Maturity Portfolio
US Treasury, agencies and GSE's	-	$-	$-	2	$(282)	$3,366	2	$(282)	$3,366
State and political subdivisions	6	(5)	1,438	16	(1,828)	12,561	22	(1,833)	13,999
Corporate	1	(7)	993	35	(1,733)	28,603	36	(1,740)	29,596
Asset backed securities	2	(5)	2,241	5	(552)	6,862	7	(557)	9,103
Residential mortgage-backed - US agency	1	(115)	2,808	7	(613)	4,866	8	(728)	7,674
Collateralized mortgage obligations - US agency	-	-	-	9	(1,223)	10,121	9	(1,223)	10,121
Collateralized mortgage obligations - Private label	3	(55)	8,644	26	(1,615)	34,539	29	(1,670)	43,183
Totals	13	$(187)	$16,124	100	$(7,846)	$100,918	113	$(8,033)	$117,042

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

When the fair value of any individual security categorized as available-for-sale ("AFS") or held-to-maturity ("HTM") is less than its amortized cost basis, an assessment is made as to whether or not a charge to current earnings for credit losses is required. In assessing potential credit losses, management also makes a quantitative determination of potential credit losses for all HTM securities even if the risk of credit loss is considered remote and uses a best estimate threshold for securities categorized as AFS. The Company considers numerous factors when determining whether a potential credit loss exists. The principal factors considered are (1) the financial condition of the issue and (guarantor, if any) any adverse conditions specifically related to the security, industry or geographic area, (2) failure of the issuer of the security to make scheduled interest or principal payments, (3) any changes to the rating of the security by a nationally recognized statistical rating organization (“NRSRO”), and (4) the presence of contractual credit enhancements, if any, including the guarantee of the federal government or any of its agencies.

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

The portion of the investment securities portfolio, categorized as AFS, with an aggregate amortized historical cost of $301.8 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $7.5 million, decreasing 2.5%, at September 30, 2025. The AFS securities portfolio, with an aggregate amortized historical cost of $279.6 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $10.2 million, or a decrease of 3.7%, at December 31, 2024. The resultant $2.7 million total improvement in the fair value of the AFS investment portfolio's aggregate fair value, relative to its aggregate amortized historical cost, in the nine months ended September 30, 2025, was primarily due to changes in the interest rate environment (the general interest rate level and the relationships between shorter-term and longer-term interest rates, known as the "yield curve") that occurred in that period. These changes in aggregate fair value relative to aggregate amortized historical cost that occurred in the nine months ended September 30, 2025 did not represent any changes in credit loss estimations within the portfolio.

The portion of the investment securities portfolio, categorized as HTM, with an aggregate amortized historical cost of $142.8 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $5.8 million, decreasing 4.1%, at September 30, 2025. The portion of the investment securities portfolio, categorized as HTM, with an aggregate amortized historical cost of $158.9 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $7.9 million, or a decrease of 5.0%, at December 31, 2024. The resultant $2.1 million improvement in the aggregate fair value of the HTM investment portfolio, relative to its aggregate amortized historical cost, during the nine months ended September 30, 2025, was primarily due to changes in the interest rate environment (the general interest rate level and the relationships between shorter-term and longer-term interest rates, known as the "yield curve") that occurred in that period. These changes in aggregate fair value relative to aggregate amortized historical cost that occurred in the nine months ended September 30, 2025 did not represent any changes in credit loss estimations within the portfolio. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

The following tables represent a rollforward of the allowance for credit losses on investment securities classified as held-to-maturity for the three months ended September 30, 2025 and 2024:

(In thousands)	Government Issued and Government Sponsored Enterprise Securities	Mortgage and Asset-backed Securities	Securities Issued By State and Political Subdivisions	Corporate Securities	Total
Balance, June 30, 2025	$-	$-	$1	$261	$262
Provision for credit losses	-	-	-	-	-
Allowance on purchased financial assets with credit deterioration	-	-	-	-	-
Charge-offs of securities	-	-	-	-	-
Recoveries	-	-	-	-	-
Balance, September 30, 2025	$-	$-	$1	$261	$262

	Government Issued and Government Sponsored Enterprise Securities	Mortgage and Asset-backed Securities	Securities Issued By State and Political Subdivisions	Corporate Securities	Total
Balance, June 30, 2024	$-	$-	$1	$292	$293
Provision for credit losses	-	-		(31)	(31)
Allowance on purchased financial assets with credit deterioration	-	-	-	-	-
Charge-offs of securities	-	-	-	-	-
Recoveries	-	-	-	-	-
Balance, September 30, 2024	$-	$-	$1	$261	$262

The following tables represent a rollforward of the allowance for credit losses on investment securities classified as held-to-maturity for the nine months ended September 30, 2025 and 2024:

(In thousands)	Government Issued and Government Sponsored Enterprise Securities	Mortgage and Asset-backed Securities	Securities Issued By State and Political Subdivisions	Corporate Securities	Total
Balance, December 31, 2024	$-	$-	$1	$256	$257
Provision (credit) for credit losses	-	-	-	5	5
Allowance on purchased financial assets with credit deterioration	-	-	-	-	-
Charge-offs of securities	-	-	-	-	-
Recoveries	-	-	-	-	-
Balance, September 30, 2025	$-	$-	$1	$261	$262

(In thousands)	Government Issued and Government Sponsored Enterprise Securities	Mortgage and Asset-backed Securities	Securities Issued By State and Political Subdivisions	Corporate Securities	Total
Balance, December 31, 2023	$-	$-	$2	$350	$352
Provision for credit losses	-	-	(1)	(89)	(90)
Allowance on purchased financial assets with credit deterioration	-	-	-	-	-
Charge-offs of securities	-	-	-	-	-
Recoveries	-	-	-	-	-
Balance, September 30, 2024	$-	$-	$1	$261	$262

The Company monitors the credit quality of the debt securities categorized as HTM primarily through the use of NRSRO credit ratings. These assessments are made on a quarterly basis. The following tables summarize the amortized cost of debt securities categorized as HTM at September 30, 2025 and December 31, 2024, aggregated by credit quality indicators:

(In thousands)	September 30, 2025	December 31, 2024
AAA or equivalent	$37,193	$38,304
AA or equivalent, including securities issued by the United States Government or Government Sponsored Enterprises	34,888	40,429
A or equivalent	8,598	12,602
BBB or equivalent	10,003	15,265
BB or equivalent	1,489	1,487
Unrated	50,629	50,853
Total	$142,800	$158,940

Gross realized (losses) gains on sales and redemptions of available-for-sale and held-to-maturity securities for the indicated periods are detailed below:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2025	2024	2025	2024
Realized gains on investments	$-	$-	$-	$750
Realized losses on investments	(12)	(188)	(20)	(1,070)
Total	$(12)	$(188)	$(20)	$(320)

As of September 30, 2025 and December 31, 2024, securities with a fair value of $133.9 million and $119.8 million, respectively, were pledged to collateralize certain municipal deposit relationships. As of the same dates, securities with a fair value of $126.3 million and $123.2 million, respectively, were pledged against certain borrowing arrangements.

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

The composition of net periodic pension plan and postretirement plan costs for the indicated periods is as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	For the three months ended September 30,				For the nine months ended September 30,
(In thousands)	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$-	$-	$-	$-	$-	$-	$-	$-
Interest cost	143	139	1	2	431	417	5	6
Expected return on plan assets	(255)	(253)	-	-	(767)	(760)	-	-
Amortization of prior service credits	-	-	(1)	(1)	-	-	(4)	(3)
Amortization of net losses/(gains)	36	39	-	(1)	107	116	(1)	(3)
Net periodic benefit plan (benefit) cost	$(76)	$(75)	$-	$-	$(229)	$(227)	$-	$-

The Company will evaluate the need for further contributions to the defined benefit pension plan during 2025. The prepaid pension asset of $8.3 million and $7.9 million as of September 30, 2025 and December 31, 2024 respectively, is recorded in other assets on the consolidated statements of condition.

Note 6: Loans

Major classifications of loans at the indicated dates are as follows:

(In thousands)	September 30, 2025	December 31, 2024
Residential mortgage loans:
1-4 family first-lien residential mortgages	$238,975	$251,373
Construction	1,406	4,864
Total residential mortgage loans	240,381	256,237
Commercial loans:
Real estate	371,683	377,619
Lines of credit	79,021	67,602
Other commercial and industrial	86,687	89,800
Paycheck Protection Program loans	74	113
Tax exempt loans	6,229	4,544
Total commercial loans	543,694	539,678
Consumer loans:
Home equity and junior liens	50,106	51,948
Other consumer	65,694	72,710
Total consumer loans	115,800	124,658
Subtotal loans	899,875	920,573
Net deferred loan fees	(1,355)	(1,587)
Loans, net of deferred fees	898,520	918,986
Less allowance for credit losses	18,654	17,243
Loans receivable, net	$879,866	$901,743

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

Periodically, the Bank acquires diversified pools of loans, originated by unrelated third parties, as part of the Company’s overall balance sheet management strategies. These acquisitions took place with nine separate transactions, that occurred between 2017 and 2019, with an additional six transactions occurring in 2021, and one transaction in 2024. The following tables detail the purchased loan pool positions held by the Bank at September 30, 2025 and December 31, 2024 (the month/year of the earliest acquisition date is depicted in parentheses):

(In thousands, except number of loans)	September 30, 2025
	Original Balance	Current Balance	Unamortized Premium/ (Discount)	Number of Loans	Maturity Range (in years)	Cumulative net charge-offs
Commercial and industrial loans (6/2019)	$6,800	$800	$-	16	1-4	$-
Home equity lines of credit (8/2019)	21,900	3,000	2	81	3-24	103
Residential real estate loans (12/2019)	4,300	4,000	270	53	15-24	-
Unsecured consumer loan pool 1 (12/2019)	5,400	200	-	29	0-2	-
Unsecured consumer installment loans pool 3 (12/2019)	10,300	81	1	43	0-8	112
Secured consumer installment loans pool 4 (12/2020)	14,500	8,400	(1,148)	456	20-24	-
Unsecured consumer loans pool 5 (1/2021) [1]	24,400	11,200	(313)	563	5-20	1,335
Revolving commercial line of credit 1 (3/2021)	11,600	3,800	-	1	0-1	-
Secured consumer installment loans (11/2021)	21,300	15,400	(2,426)	780	16-24	542
Unsecured consumer loans pool 6 (11/2021) [1]	22,200	13,900	(1,926)	493	5-23	1,520
Revolving commercial line of credit 1 (7/2024)	1,050	14,000	22	1	0-1	-
Total	$143,750	$74,781	$(5,518)	2,516		$3,612

(In thousands, except number of loans)	December 31, 2024
	Original Balance	Current Balance	Unamortized Premium/ (Discount)	Number of Loans	Maturity Range (in years)	Cumulative net charge-offs
Commercial and industrial loans (6/2019)	$6,800	1,200	-	19	1-5	-
Home equity lines of credit (8/2019)	21,900	3,500	5	92	4-25	97
Unsecured consumer loan pool 2 (11/2019)	26,600	10	-	12	0-1	-
Residential real estate loans (12/2019)	4,300	4,200	278	54	16-25	-
Unsecured consumer loan pool 1 (12/2019)	5,400	500	-	41	1-2	-
Unsecured consumer installment loans pool 3 (12/2019)	10,300	150	3	79	0-8	112
Secured consumer installment loans pool 4 (12/2020)	14,500	9,300	(1,257)	475	21-24	22
Unsecured consumer loans pool 5 (1/2021) [1]	24,400	12,600	(342)	595	6-21	1,124
Revolving commercial line of credit 1 (3/2021)	11,600	7,900	-	1	0-1	-
Secured consumer installment loans (11/2021)	21,300	16,300	(2,613)	802	17-24	467
Unsecured consumer loans pool 6 (11/2021) [1]	22,200	15,200	(2,069)	506	7-23	1,196
Revolving commercial line of credit 1 (7/2024)	1,050	4,800	31	1	0-1	-
Total	$170,350	$75,660	$(5,964)	2,677		$3,018

1 On December 7, 2023, the Bank settled two pay-fixed interest rate swap derivative contracts, previously established with an unaffiliated third party and designated as fair value interest rate hedges. The hedging swap contracts were related to two purchased consumer installment loan pools comprised of loans secured by residential home solar power infrastructure. These contracts were entered into on February 13, 2021 (notional amount of $12.2 million) and December 8, 2021 (notional amount of $8.5 million). The Bank realized gains related to the settlement of these two hedging contracts were $117,000 and $694,000, respectively. These gains on the extinguishments of the hedging swap contracts are reported as a reduction of the carrying value of the hedged loan pools and will be recognized as an enhancement to the reported yield on those loan pools over the original contractual life of the hedging swap contracts. The unamortized portion of these gains totaled $634,000 at September 30, 2025.

At September 30, 2025 and December 31, 2024, the allowance for credit losses (the "ACL") related to these pools were $3.1 million and $3.9 million, respectively.

As of September 30, 2025, the Company had $107.7 million in residential and commercial real estate mortgage loans pledged to the Federal Home Loan Bank of New York (“FHLB-NY”). During the nine months ended September 30, 2025, the Company also initiated the pledge of $10.2 million in home equity loans to the Federal Reserve Bank of New York

(“FRB-NY”).

As of December 31, 2024, the Company pledged collateral with the FHLB-NY of $113.8 million and had no loans pledged to the FRB-NY. All loans pledged with the FHLB-NY and FRB-NY are under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

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
Other consumer

The following tables present the classes of the loan portfolio as of September 30, 2025, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	Term Loans By Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving loans	Revolving loans converted to term loans	Total
Commercial real estate:
Pass	$32,158	$47,967	$29,667	$53,338	$40,680	$125,159	$-	$-	$328,969
Special Mention	3,061	-	11,495	7,505	-	4,037	-	-	26,098
Substandard	-	832	1,238	8,082	3,951	2,454	-	-	16,557
Doubtful	-	-	-	-	-	59	-	-	59
Total commercial real estate	35,219	48,799	42,400	68,925	44,631	131,709	-	-	371,683
Commercial lines of credit:
Pass	-	-	-	-	-	-	67,975	2,613	70,588
Special Mention	-	-	-	-	-	-	6,825	-	6,825
Substandard	-	-	-	-	-	-	1,369	239	1,608
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial lines of credit	-	-	-	-	-	-	76,169	2,852	79,021
Other commercial and industrial:
Pass	12,734	14,542	14,863	12,244	2,626	13,460	4,028	-	74,497
Special Mention	576	1,574	4,435	-	41	1,337	-	-	7,963
Substandard	-	-	126	-	196	3,905	-	-	4,227
Doubtful	-	-	-	-	-	-	-	-	-
Total other commercial and industrial	13,310	16,116	19,424	12,244	2,863	18,702	4,028	-	86,687
Paycheck Protection Program loans
Pass	-	-	-	-	-	74	-	-	74
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Paycheck Protection Program loans	-	-	-	-	-	74	-	-	74
Tax exempt loans
Pass	2,000	62	-	-	-	4,167	-	-	6,229
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total tax exempt loans	2,000	62	-	-	-	4,167	-	-	6,229
1-4 family first-lien residential mortgages:
Pass	8,552	11,155	15,372	26,998	43,669	130,461	$-	$-	236,207
Special Mention	-	-	-	-	-	589	-	-	589
Substandard	-	-	-	100	89	1,203	-	-	1,392
Doubtful	-	-	-	-	-	787	-	-	787
Total 1-4 family first-lien residential mortgages	8,552	11,155	15,372	27,098	43,758	133,040	-	-	238,975
Construction:
Pass	1,406	-	-	-	-	-	-	-	1,406
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total construction	1,406	-	-	-	-	-	-	-	1,406
Home equity and junior liens:
Pass	4,325	2,534	3,359	2,931	2,674	11,053	21,179	889	48,944
Special Mention	-	-	-	-	-	50	20	-	70
Substandard	-	-	59	-	12	358	657	6	1,092
Doubtful	-	-	-	-	-	-	-	-	-
Total home equity and junior liens	4,325	2,534	3,418	2,931	2,686	11,461	21,856	895	50,106
Other Consumer:
Pass	2,522	2,728	53,547	2,900	1,523	2,365	-	-	65,585
Special Mention	-	-	5	-	-	11	-	-	16
Substandard	-	-	17	13	63	-	-	-	93
Doubtful	-	-	-	-	-	-	-	-	-
Total other consumer	2,522	2,728	53,569	2,913	1,586	2,376	-	-	65,694
Net deferred loan fees	(392)	76	5	(164)	(169)	(711)	-	-	(1,355)
Total loans	$66,942	$81,470	$134,188	$113,947	$95,355	$300,818	$102,053	$3,747	$898,520

The following tables present the classes of the loan portfolio as of December 31, 2024, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	Term Loans By Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving loans	Revolving loans converted to term loans	Total
Commercial real estate:
Pass	$45,123	$51,531	$61,943	$50,014	$27,688	$107,106	$-	$-	$343,405
Special Mention	-	-	16,160	-	-	4,370	-	-	20,530
Substandard	838	4,165	500	4,819	215	2,938	-	-	13,475
Doubtful	-	150	-	-	-	59	-	-	209
Total commercial real estate	45,961	55,846	78,603	54,833	27,903	114,473	-	-	377,619
Commercial lines of credit:
Pass	-	-	-	-	-	-	57,618	2,495	60,113
Special Mention	-	-	-	-	-	-	5,622	190	5,812
Substandard	-	-	-	-	-	-	1,309	368	1,677
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial lines of credit	-	-	-	-	-	-	64,549	3,053	67,602
Other commercial and industrial:
Pass	14,141	20,814	14,160	4,186	3,987	14,609	6,022	-	77,919
Special Mention	2,640	2,220	65	258	34	-	-	-	5,217
Substandard	-	132	1,041	-	312	4,398	-	-	5,883
Doubtful	-	328	24	429	-	-	-	-	781
Total other commercial and industrial	16,781	23,494	15,290	4,873	4,333	19,007	6,022	-	89,800
Paycheck Protection Program loans
Pass	-	-	-	-	113	-	-	-	113
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Paycheck Protection Program loans	-	-	-	-	113	-	-	-	113
Tax exempt loans
Pass	87	-	-	-	94	4,363	-	-	4,544
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total tax exempt loans	87	-	-	-	94	4,363	-	-	4,544
1-4 family first-lien residential mortgages:
Pass	11,085	15,922	29,167	48,525	35,973	107,571	$-	$-	248,243
Special Mention	-	-	-	-	554	473	-	-	1,027
Substandard	-	-	-	91	207	713	-	-	1,011
Doubtful	-	-	-	-	152	940	-	-	1,092
Total 1-4 family first-lien residential mortgages	11,085	15,922	29,167	48,616	36,886	109,697	-	-	251,373
Construction:
Pass	4,864	-	-	-	-	-	-	-	4,864
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total construction	4,864	-	-	-	-	-	-	-	4,864
Home equity and junior liens:
Pass	6,113	4,092	3,181	2,906	1,692	11,807	20,352	706	50,849
Special Mention	-	-	-	-	-	75	20	-	95
Substandard	-	-	-	12	-	320	657	6	995
Doubtful	-	-	-	-	-	-	-	9	9
Total home equity and junior liens	6,113	4,092	3,181	2,918	1,692	12,202	21,029	721	51,948
Other Consumer:
Pass	4,475	58,818	3,908	2,021	1,031	2,305	-	-	72,558
Special Mention	2	2	20	5	24	13	-	-	66
Substandard	-	-	10	76	-	-	-	-	86
Doubtful	-	-	-	-	-	-	-	-	-
Total other consumer	4,477	58,820	3,938	2,102	1,055	2,318	-	-	72,710
Net deferred loan fees	(462)	18	(171)	(197)	(70)	(705)	-	-	(1,587)
Total loans	$88,906	$158,192	$130,008	$113,145	$72,006	$261,355	$91,600	$3,774	$918,986

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

An aging analysis of past due loans, not including net deferred loan costs, segregated by portfolio segment and class of loans, as of September 30, 2025 and December 31, 2024, are detailed in the following tables:

	As of September 30, 2025

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,208	$1,142	$2,226	$5,576	$233,399	$238,975
Construction	-	-	-	-	1,406	1,406
Loans held-for-sale	-	-	-	-	-	-
Total residential mortgage loans	2,208	1,142	2,226	5,576	234,805	240,381
Commercial loans:
Real estate	1,677	1,081	14,709	17,467	354,216	371,683
Lines of credit	172	768	1,042	1,982	77,039	79,021
Other commercial and industrial	4,333	253	4,418	9,004	77,683	86,687
Paycheck Protection Program loans	-	-	-	-	74	74
Tax exempt loans	-	-	-	-	6,229	6,229
Total commercial loans	6,182	2,102	20,169	28,453	515,241	543,694
Consumer loans:
Home equity and junior liens	687	271	471	1,429	48,677	50,106
Other consumer	527	470	439	1,436	64,258	65,694
Total consumer loans	1,214	741	910	2,865	112,935	115,800
Total loans	$9,604	$3,985	$23,305	$36,894	$862,981	$899,875

	As of December 31, 2024

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,262	$805	$3,162	$6,229	$245,144	$251,373
Construction	-	-	-	-	4,864	4,864
Loans held-for-sale	-	-	-	-	-	-
Total residential mortgage loans	2,262	805	3,162	6,229	250,008	256,237
Commercial loans:
Real estate	1,110	2,086	10,261	13,457	364,162	377,619
Lines of credit	953	28	1,448	2,429	65,173	67,602
Other commercial and industrial	3,022	366	6,503	9,891	79,909	89,800
Paycheck Protection Program loans	-	-	-	-	113	113
Tax exempt loans	-	-	-	-	4,544	4,544
Total commercial loans	5,085	2,480	18,212	25,777	513,901	539,678
Consumer loans:
Home equity and junior liens	584	329	414	1,327	50,621	51,948
Other consumer	912	560	296	1,768	70,942	72,710
Total consumer loans	1,496	889	710	3,095	121,563	124,658
Total loans	$8,843	$4,174	$22,084	$35,101	$885,472	$920,573

As of September 30, 2025 and December 31, 2024, the amount of interest income recognized on nonaccrual loans and the cost basis of nonaccrual loans, for which there is no ACL, are detailed in the following tables. All loans greater than 90 days past due are classified as nonaccrual.

	As of and for the nine months ended
	September 30, 2025
(In thousands)	Nonaccrual Loans	Nonaccrual loans without related allowance for credit loss	Recognized interest income
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,226	$-	$94
Total residential mortgage loans	2,226	-	94
Commercial loans:
Real estate	14,709	11,893	295
Lines of credit	1,042	948	103
Other commercial and industrial	4,418	13	267
Total commercial loans	20,169	12,854	665
Consumer loans:
Home equity and junior liens	471	-	40
Other consumer	439	-	16
Total consumer loans	910	-	56
Total nonaccrual loans	$23,305	$12,854	$815

	As of and for the year ended
	December 31, 2024
(In thousands)	Nonaccrual Loans	Nonaccrual loans without related allowance for credit loss	Recognized interest income
Residential mortgage loans:
1-4 family first-lien residential mortgages	$3,162	$641	$102
Total residential mortgage loans	3,162	641	102
Commercial loans:
Real estate	10,261	4,537	302
Lines of credit	1,448	1,255	81
Other commercial and industrial	6,503	1,921	258
Total commercial loans	18,212	7,713	641
Consumer loans:
Home equity and junior liens	414	-	10
Other consumer	296	-	21
Total consumer loans	710	-	31
Total nonaccrual loans	$22,084	$8,354	$774

At September 30, 2025, the Bank's 73 nonperforming loans represented 2.6% of total loans, with an aggregate outstanding balance of $23.3 million, as compared to 93 loans, representing 2.4% of total loans, with an aggregate outstanding balance of $22.1 million at December 31, 2024. This increase in nonaccrual balances of $1.2 million was primarily the result of loans associated with two local commercial relationships that moved to nonperforming status.

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

Because the effect of most loan modifications made with borrowers experiencing financial difficulty is already included in the allowance for credit losses, a change to the allowance for credit losses is generally not recorded upon modification. In some cases, the Company will modify a certain loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession such as an interest rate reduction, may be granted. Nonaccrual loans that are modified will remain on nonaccrual status, but may move to accrual status after they have performed according to the modified terms for a period of time of at least six consecutive months.

The financial impact of commercial loan modifications made to borrowers experiencing financial difficult during the three and nine months ended September 30, 2025 related to a total of three borrowers that were granted either maturity extensions or an interest modification. The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The payment status of modified loans were current during the three months ending September 30, 2025. There were no loan modifications made to borrowers experiencing financial difficulty during the three or nine months ended September 30, 2024.

The following table presents the amortized cost basis of loans for the three and nine months ended September 30, 2025 and September 30, 2024 that were experiencing financial difficulty and modified, by class and by type of modification.

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
(In thousands)	Term Extension	Total Class of Receivable	Term Extension	Total Class of Receivable
Residential mortgage loans	$-	-	$-	-
Commercial real estate	-	-	-	-
Commercial lines of credit	-	-	-	-
Commercial and industrial	-	-	-	-
Home equity and consumer	-	-	-	-
Total	$-	0.0%	$-	0%

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
(In thousands)	Term Extension	Total Class of Receivable	Term Extension	Total Class of Receivable
Residential mortgage loans	$-	-	$-	-
Commercial real estate	-	-	-	-
Commercial lines of credit	-	-	-	-
Commercial and industrial	2,367	2.7%	-	-
Home equity and consumer	-	-	-	-
Total	$2,367	2.7%	$-	0%

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
(In thousands)	Interest Rate Reduction	Total Class of Receivable	Interest Rate Reduction	Total Class of Receivable
Residential mortgage loans	$-	-	$-	-
Commercial real estate	-	-	-	-
Commercial lines of credit	-	-	-	-
Commercial and industrial	1,337	1.5%	-	-
Home equity and consumer	-	-	-	-
Total	$1,337	1.5%	$-	0%

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
(In thousands)	Interest Rate Reduction	Total Class of Receivable	Interest Rate Reduction	Total Class of Receivable
Residential mortgage loans	$-	-	$-	-
Commercial real estate	11,495	3.1%	-	-
Commercial lines of credit	-	-	-	-
Commercial and industrial	1,337	0.4%	-	-
Home equity and consumer	-	-	-	-
Total	$12,832	3.5%	$-	0%

Note 7: Allowance for Credit Losses

Management extensively reviews recent trends in historical losses, qualitative factors, including concentrations of loans to related borrowers and concentrations of loans by collateral type, and specific reserve requirements on loans individually evaluated in its determination of the adequacy of the credit losses. The Company recorded $3.5 million in provision for credit losses ("PCL") for the three month period ended September 30, 2025, as compared to $9.0 million for the three month period ended September 30, 2024. For the first nine months of 2025, the Company recorded $5.1 million in provision for credit losses compared to $10.0 million in the first nine months of the prior year.

The provision for credit losses for the third quarter of 2025 was due to an increase in credit loss reserves primarily associated with two local commercial relationships that moved to nonperforming status, in addition to $670,000 of net charge offs during the period. The Company continued to undertake proactive measures in the third quarter of 2025 to mitigate credit risk and enhance asset quality metrics for the long term, including the initiation of a comprehensive loan portfolio review in September 2025, encompassing performing and nonperforming loans of $500,000 or more, representing approximately 90% of all outstanding loans. This review is expected to be completed by the end of 2025.

In addition, during the third quarter of 2025, the Company recorded a PCL increase of $153,000 to the PCL for unfunded commitments. The provision in the quarter ended September 30, 2025 was reflective of the qualitative factors used in determining the adequacy of the ACL and changes in the levels of delinquent and nonaccrual loans. The third quarter PCL reflects an addition to reserves considering asset quality metrics.

The following tables summarize the activity related to the ACL during the three months and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30, 2025
ACL - Loans	Reserves as of June 30, 2025	Q3 2025 Charge-Offs	Q3 2025 Recoveries	Q3 2025 PCL	Reserves as of September 30, 2025
Individually evaluated	$2,339	$-	$-	$3,185	$5,524
Overdraft	-	(34)	4	30	-
Pooled - quantitative	6,538	(445)	122	2,570	8,785
Pooled - qualitative	3,517	-	-	(2,273)	1,244
Purchased	3,589	(444)	127	(171)	3,101
Total ACL - Loans	$15,983	$(923)	$253	$3,341	$18,654

ACL - Held-To-Maturity	262	-	-	-	262

Other Liabilities - Unfunded Commitments	522	-	-	153	675
Total ACL	$16,767	$(923)	$253	$3,494	$19,591

	Three Months Ended September 30, 2024
ACL - Loans	Reserves as of June 30, 2024	Q3 2024 Charge-Offs	Q3 2024 Recoveries	Q3 2024 PCL	Reserves as of September 30, 2024
Individually evaluated	$4,481	$(6,153)	$5	$4,110	$2,443
Overdraft	342	(121)	47	(268)	-
Pooled - quantitative	6,309	(29)	38	556	6,874
Pooled - qualitative	3,634	-	-	89	3,723
Purchased	2,126	(2,509)	-	4,617	4,234
Total ACL - Loans	$16,892	$(8,812)	$90	$9,104	$17,274

ACL - Held-To-Maturity	293	-	-	(31)	262

Other Liabilities - Unfunded Commitments	650	-	-	(104)	546
Total ACL	$17,835	$(8,812)	$90	$8,969	$18,082

	Nine Months Ended September 30, 2025
ACL - Loans	Reserves as of December 31, 2024	2025 Charge-Offs	2025 Recoveries	2025 PCL	Reserves as of September 30, 2025
Individually evaluated	$2,485	$-	$-	$3,039	$5,524
Overdraft	-	(100)	23	77	-
Pooled - quantitative	6,570	(3,079)	196	5,098	8,785
Pooled - qualitative	4,269	-	-	(3,025)	1,244
Purchased	3,919	(1,096)	449	(171)	3,101
Total ACL - Loans	$17,243	$(4,275)	$668	$5,018	$18,654

ACL - Held-To-Maturity	257	-	-	5	262

Other Liabilities - Unfunded Commitments	550	-	-	125	675
Total ACL	$18,050	$(4,275)	$668	$5,148	$19,591

	Nine Months Ended September 30, 2024
ACL - Loans	Reserves as of December 31, 2023	2024 Charge-Offs	2024 Recoveries	2024 PCL	Reserves as of September 30, 2024
Individually evaluated	$3,716	$(6,153)	$5	$4,875	$2,443
Overdraft	364	(155)	59	(268)	-
Pooled - quantitative	6,203	(176)	110	737	6,874
Pooled - qualitative	3,566	-	-	157	3,723
Purchased	2,126	(2,509)	-	4,617	4,234
Total ACL - Loans	$15,975	$(8,993)	$174	$10,118	$17,274

ACL - Held-To-Maturity	352	-	-	(90)	262

Other Liabilities - Unfunded Commitments	589	-	-	(43)	546
Total ACL	$16,916	$(8,993)	$174	$9,985	$18,082

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

	As of and for the three months ended September 30, 2025
(In thousands)	1-4 family first-lien residential mortgage	Residential construction mortgage	Commercial real estate	Commercial lines of credit	Other commercial and industrial	Paycheck Protection Program	Tax exempt	Home equity and junior liens	Other consumer	Total
Allowance for credit losses:
Beginning Balance	$1,342	$543	$6,396	$752	$2,671	$-	$3	$663	$3,613	$15,983
Charge-offs	(112)	-	(51)	(82)	(60)	-	-	(52)	(565)	(922)
Recoveries	-	-	8	23	80	-	-	-	141	252
Provisions (credits)	872	(269)	2,286	(321)	833	-	2	(169)	107	3,341
Ending balance	$2,102	$274	$8,639	$372	$3,524	$-	$5	$442	$3,296	$18,654
Ending balance: related to loans individually evaluated	$104	$-	$3,568	$98	$1,570	$-	$-	$184	$-	$5,524
Ending balance: related to loans collectively evaluated	$1,998	$274	$5,071	$274	$1,954	$-	$5	$258	$3,296	$13,130
Loans receivables:
Ending balance, gross	$238,975	$1,406	$371,683	$79,021	$86,687	$74	$6,229	$50,106	$65,694	$899,875
Ending balance: individually evaluated	$1,400	$-	$23,863	$1,944	$4,328	$-	$-	$529	$-	$32,064
Ending balance: collectively evaluated	$237,575	$1,406	$347,820	$77,077	$82,359	$74	$6,229	$49,577	$65,694	$867,811

	As of and for the three months ended September 30, 2024
(In thousands)	1-4 family first-lien residential mortgage	Residential construction mortgage	Commercial real estate	Commercial lines of credit	Other commercial and industrial	Paycheck Protection Program	Tax exempt	Home equity and junior liens	Other consumer	Total
Allowance for credit losses:
Beginning Balance	$1,536	$815	$6,663	$1,221	$3,821	$-	$2	$625	$2,209	$16,892
Charge-offs	-	-	(1,204)	(1,918)	(2,936)	-	-	(51)	(2,703)	(8,812)
Recoveries	23	-	-	-	5	-	-	-	62	90
Provisions (credits)	(62)	(5)	1,122	1,220	1,845	-	(1)	172	4,813	9,104
Ending balance	$1,497	$810	$6,581	$523	$2,735	$-	$1	$746	$4,381	$17,274
Ending balance: related to loans individually evaluated	$42	$-	$862	$100	$1,192	$-	$-	$180	$67	$2,443
Ending balance: related to loans collectively evaluated	$1,455	$810	$5,719	$423	$1,543	$-	$1	$566	$4,314	$14,831
Loans receivables:
Ending balance, gross	$255,235	$4,077	$378,805	$64,672	$88,247	$125	$2,658	$52,709	$76,703	$923,231
Ending balance: individually evaluated	$1,733	$-	$9,518	$1,455	$6,226	$-	$-	$591	$67	$19,590
Ending balance: collectively evaluated	$253,502	$4,077	$369,287	$63,217	$82,021	$125	$2,658	$52,118	$76,636	$903,641

	As of and for the nine months ended September 30, 2025
(In thousands)	1-4 family first-lien residential mortgage	Residential construction mortgage	Commercial real estate	Commercial lines of credit	Other commercial and industrial	Tax exempt	Home equity and junior liens	Other consumer	Total
Allowance for credit losses:
Beginning Balance	$1,467	$592	$6,746	$749	$2,879	$4	$715	$4,091	$17,243
Charge-offs	(124)	-	(919)	(370)	(1,383)	-	(77)	(1,402)	(4,275)
Recoveries	4	-	20	41	92	-	48	463	668
Provisions (credits)	755	(318)	2,792	(48)	1,936	1	(244)	144	5,018
Ending balance	$2,102	$274	$8,639	$372	$3,524	$5	$442	$3,296	$18,654

	As of and for the nine months ended September 30, 2024
(In thousands)	1-4 family first-lien residential mortgage	Residential construction mortgage	Commercial real estate	Commercial lines of credit	Other commercial and industrial	Tax exempt	Home equity and junior liens	Other consumer	Total
Allowance for credit losses:
Beginning Balance	$1,608	$858	$5,751	$1,674	$3,281	$1	$657	$2,145	$15,975
Charge-offs	-	-	(1,205)	(1,918)	(2,936)	-	(51)	(2,883)	(8,993)
Recoveries	31	-	19	-	12	-	1	111	174
Provisions (credits)	(142)	(48)	2,016	767	2,378	-	139	5,008	10,118
Ending balance	$1,497	$810	$6,581	$523	$2,735	$1	$746	$4,381	$17,274

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

The allocation of the allowance for credit losses summarized on the basis of the Company’s calculation methodology was as follows:

	As of September 30, 2025
(In thousands)	1-4 family first-lien residential mortgage	Residential construction mortgage	Commercial real estate	Commercial lines of credit	Other commercial and industrial	Tax exempt	Home equity and junior liens	Other consumer	Total
Specifically reserved	$104	$-	$3,568	$98	$1,570	$-	$184	$3,101	$8,625
Historical loss rate	2,350	274	4,162	184	1,331	5	304	175	8,785
Qualitative factors	(352)	-	909	90	623	-	(46)	20	1,244
Total	$2,102	$274	$8,639	$372	$3,524	$5	$442	$3,296	$18,654

	As of December 31, 2024
(In thousands)	1-4 family first-lien residential mortgage	Residential construction mortgage	Commercial real estate	Commercial lines of credit	Other commercial and industrial	Tax exempt	Home equity and junior liens	Other consumer	Total
Specifically reserved	$42	$-	$853	$154	$1,165	$-	$416	$3,774	$6,404
Historical loss rate	1,474	592	2,779	126	1,032	4	278	285	6,570
Qualitative factors	(49)	-	3,114	469	682	-	21	32	4,269
Total	$1,467	$592	$6,746	$749	$2,879	$4	$715	$4,091	$17,243

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

The following table details the amortized cost of collateral dependent loans at September 30, 2025 and December 31, 2024:

(In thousands)	September 30, 2025	December 31, 2024
Commercial and industrial	$6,272	$7,478
Commercial real estate	23,863	8,591
Residential (1-4 family) first mortgages	578	374
Home equity loans and lines of credit	504	528
Consumer loans	-	67
Total loans	$31,217	$17,038

Note 8: Foreclosed Real Estate

The Company is required to disclose the carrying amount of foreclosed real estate properties held as a result of obtaining physical possession of the property at each reporting period.

(In thousands)	Number of properties	September 30, 2025	Number of properties	December 31, 2024
Foreclosed real estate	3	$137	-	$-

At September 30, 2025 and December 31, 2024, the Company reported $552,000 and $1.2 million, respectively, in real estate loans in the process of foreclosure.

Note 9: Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had $3.1 million and $2.4 million of standby letters of credit as of September 30, 2025 and December 31, 2024, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The Company holds two corporate investment securities with an amortized historical cost of $4.1 million and an aggregate fair market value of $4.2 million as of September 30, 2025. These securities have an aggregate valuation that is determined using published net asset values (NAV) derived by an analysis of the securities’ underlying assets. These securities are comprised primarily of broadly-diversified real estate holdings and are traded in secondary markets on an infrequent basis. While these securities are redeemable at least annually through tender offers made by respective issuers, the liquidation value of these securities may be below stated NAVs and also subject to restrictions as to the amount that can be redeemed at any single scheduled redemption. The Company anticipates that these securities will be redeemed by respective issuers on indeterminate future dates as a consequence of the ultimate liquidation strategies employed by the managers of these portfolios.

The Company also holds two limited partnership investments managed by an unrelated third party with an aggregate fair market value of $5.4 million and $4.1 million as of September 30, 2025 and December 31, 2024, respectively. The investments are funds comprised of marketable equity securities, primarily issued by community banks and financial technology companies. These investments are recorded at fair value at the end of each reporting period using Level 1 valuation techniques. Unrealized changes in the fair value of these investments are recorded as components of periodic net income in the period in which the changes occur.

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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	September 30, 2025
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$66,226	$-	$66,226
State and political subdivisions	-	32,947	-	32,947
Corporate	-	5,345	-	5,345
Corporate issuances measured at NAV	-	-	-	4,202
Asset backed securities	-	22,727	-	22,727
Residential mortgage-backed - US agency	-	51,803	-	51,803
Collateralized mortgage obligations - US agency	-	19,351	-	19,351
Collateralized mortgage obligations - Private label	-	91,650	-	91,650
Total		290,049		294,251
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total available-for-sale securities	$206	$290,049	$-	$294,457

Marketable equity securities measured at NAV	$-	$-	$-	$5,352

Interest rate swap derivative fair value hedges (unrealized gain carried as receivable from derivative counterparties)	$-	$1,272	$-	$1,272

	December 31, 2024
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$70,425	$-	$70,425
State and political subdivisions	-	33,322	-	33,322
Corporate	-	6,636	-	6,636
Corporate issuances measured at NAV	-	-	-	4,245
Asset backed securities	-	18,487	-	18,487
Residential mortgage-backed - US agency	-	39,171	-	39,171
Collateralized mortgage obligations - US agency	-	13,530	-	13,530
Collateralized mortgage obligations - Private label	-	83,309	-	83,309
Total		264,880		269,125
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total available-for-sale securities	$206	$264,880	$-	$269,331

Marketable equity securities measured at NAV	$-	$-	$-	$4,076

Interest rate swap derivative fair value hedges (unrealized gain carried as receivable from derivative counterparties)	$-	$6,086	$-	$6,086

Pathfinder Bank had the following assets measured at fair value on a nonrecurring basis as of September 30, 2025 and December 31, 2024:

		September 30, 2025
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Individually evaluated loans	$-	$-	$10,581	$10,581
Foreclosed real estate	-	-	137	137

		December 31, 2024
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Individually evaluated loans	$-	$-	$13,020	$13,020
Foreclosed real estate	-	-	-	-

The following tables presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at the indicated dates.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At September 30, 2025
Individually evaluated loans	Appraisal of collateral	Discounted Cash Flow	13% - 53% (30%)
Foreclosed real estate	Appraisal of collateral	Costs to Sell	21% - 24% (22%)

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2024
Individually evaluated loans	Appraisal of collateral	Discounted Cash Flow	12% - 70% (30%)
Foreclosed real estate	Appraisal of collateral	Costs to Sell	21% - 24% (22%)

There have been no transfers of assets into or out of any fair value measurement level during the three or nine months ended September 30, 2025 or 2024.

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

Borrowings – Fixed/variable term “bullet” structures are valued using a replacement cost of funds approach. These borrowings are discounted to the FHLB-NY advance curve. Option structured borrowings’ fair values are determined by the FHLB for borrowings that include a call or conversion option. If market pricing is not available from this source, current market indications from the FHLB-NY are obtained and the borrowings are discounted to the FHLB-NY advance curve less an appropriate spread to adjust for the option. These measurements are classified as Level 2 within the fair value hierarchy.

Subordinated debt – The Company secures quotes from its pricing service based on a discounted cash flow methodology or utilizes observations of recent highly-similar transactions which result in a Level 2 classification.

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		September 30, 2025		December 31, 2024
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$40,572	$40,572	$31,572	$31,572
Investment securities - available-for-sale	2	290,049	290,049	264,880	264,880
Investment securities - available-for-sale	NAV	4,202	4,202	4,245	4,245
Investment securities - marketable equity	NAV	5,352	5,352	4,076	4,076
Investment securities - held-to-maturity	2	142,538	137,001	158,683	151,023
Federal Home Loan Bank stock	2	3,488	3,488	4,590	4,590
Net loans	3	879,866	837,121	901,743	852,743
Accrued interest receivable	1	6,498	6,498	6,881	6,881
Interest rate derivative fair value hedges receivable - AFS investments	2	1,159	1,159	3,199	3,199
Interest rate derivative fair value hedges receivable - loans	2	113	113	2,887	2,887

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$748,801	$748,801	$701,477	$701,477
Time Deposits	2	476,280	475,266	503,047	500,638
Borrowings	2	59,702	59,725	88,068	87,707
Subordinated debt	2	30,258	29,792	30,107	25,347
Accrued interest payable	1	1,134	1,134	546	546

Note 11: Interest Rate Derivatives

The Company is exposed to certain risks relate to both its business operations and changes in economic conditions. As part of managing interest rate risk, the Company periodically enters into standardized interest rate derivative contracts (designated as hedging agreements) to modify the repricing characteristics of certain portions of the Company’s earning assets and interest-bearing liabilities portfolios. The Company designates interest rate hedging agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate hedging agreements are recorded at fair value as other assets or liabilities. The Company had no material derivative contracts not designated as hedging agreements at September 30, 2025 or December 31, 2024.

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

Among the array of interest rate hedging contracts, potentially available to the Company, are interest rate swap and interest rate cap (or floor) contracts. The Company uses interest rate swaps, cap or floor contracts as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments over the life of the agreements without the exchange of the underlying notional amount. An interest rate cap is a type of interest rate derivative in which the buyer receives payments at the end of each contractual period in which the index interest rate exceeds the contractually agreed upon strike price rate. The purchaser of a cap contract will continue to benefit from any rise in interest rates above the strike price. Similarly, an interest rate floor is a derivative contract in which the buyer receives payments at the end of each period in which the interest rate is below the agreed strike price. The purchaser of a floor contract will continue to benefit from any decrease in interest rates below the strike price. The Company had no interest rate cap or floor contracts in place at September 30, 2025 or December 31, 2024.

The Company records various hedges in the consolidated statements of condition at fair value. The Company’s accounting treatment for these derivative instruments is based on the instrument's hedge designation determined at the inception of each derivative instrument's contractual term. The following tables show the Company’s outstanding fair value hedges at September 30, 2025 and December 31, 2024:

(In thousands)	Carrying Amount of the Hedged Assets at September 30, 2025	Cumulative Amount of Fair Value Hedging Adjustment Subtracted/(Added) from Carrying Amount of the Hedged Assets at September 30, 2025	Hedge-Adjusted Carrying Amount of the Hedged Assets at December 31, 2024	Cumulative Amount of Fair Value Hedging Adjustment Subtracted from Carrying Amount of the Hedged Assets at December 31, 2024
Line item on the balance sheet in which the hedged item is included:
Available-for-sale securities (1)	$70,695	$1,159	$76,303	$3,199
Loans receivable (2)	$125,185	$113	$133,765	$2,887

(1)
The $70.7 million net carrying amount of hedged assets represents the hedge-adjusted amortized cost basis of specifically-identified municipal, private label and GSE-backed securities designated as the underlying assets for the hedging relationships. The notional amount of the designated hedges were $70.9 million and $73.9 million at September 30, 2025 and December 31, 2024, respectively. The fair value of the derivatives (an unrealized gain, receivable from derivative counterparties) recorded in other assets resulted in a net asset position of $1.2 million and $3.2 million at September 30, 2025 and December 31, 2024, respectively. The Company's participation in fair value hedging transactions increased investment security interest income by $879,000 and $1.8 million in the nine month periods ended September 30, 2025 and September 30, 2024, respectively.

(2)
The $125.2 million net carrying amount of hedged assets represents the hedge-adjusted amortized cost of a designated pool of residential mortgages and the aggregate hedge-adjusted amortized cost of four specified purchased consumer loan pools. These pools of loans were designated as the underlying assets for the hedging relationships in which the hedged underlying asset's notional amounts were the amortized cost projected to be remaining at the end of the contractual term of the hedging instruments. The amount of the designated hedged items were $120.7 million and $128.9 million at September 30, 2025 and December 31, 2024, respectively. At September 30, 2025, the fair value of the derivatives recorded in other assets (an unrealized gain, receivable from derivative counterparties) resulted in a net asset position of $113,000, recorded by the Company as a component of other assets. The Company’s participation in fair value hedging transactions increased interest income by $820,000 and $2.0 million, for the nine month period ended September 30, 2025 and September 30, 2024, respectively. Details of the two loan hedging strategies, in place at September 30, 2025 are presented below:

a.
On April 7, 2023 the Bank entered into an amortizing swap transaction with an initial notional amount of $100.0 million whereby the Bank will receive the 3-month SOFR rate monthly, based on the notional amount of the swap contract at the beginning of each month until the swap transaction expires in 2035. The notional amount of the swap declines monthly according to a predetermined amortization schedule and was $70.7 million at September 30, 2025. The Bank will pay a fixed rate of 3.208% to the contract's counterparty throughout the life of the contract based on each month's beginning notional balance. The fair value of this swap contract was $793,000 at September 30, 2025.

b.
On December 7, 2023, the Bank entered into five fixed-pay interest rate swap contracts with a total notional amount of $50.0 million, whereby the Bank will receive the 3-month rate SOFR monthly until the respective maturity dates of the contracts. The contracts expire in annual increments on December 1 of 2025 ($5.0 million, fixed rate of 4.463%), 2026 ($5.0 million, fixed rate of 4.136%), 2027 ($10.0 million, fixed rate of 3.973%), 2028 ($15.0 million, fixed rate of 3.887%), and 2029 ($15.0 million, fixed rate of 3.845%). The fair value of these swap contracts in aggregate was negative $681,000 (a payable to the swap counterparty) at September 30, 2025.

The Company's hedging contracts accounted for as fair value hedges, increased the yield on investment securities and loans by 0.14% and 0.12%, respectively, in the nine months ended September 30, 2025. The Company's hedging contracts accounted for as fair value hedges, increased the yield on investment securities and loans by 0.28% and 0.29%, respectively, in the nine months ended September 30, 2024.

The following tables summarize the net effects of the Company's fair value and cash flow hedges for the nine months ended September 30, 2025 and September 30, 2024, respectively:

Fair Value Hedges
(In thousands)	Nine Months Ended September 30, 2025
Hedge Category	Average Notional Balance	Period Ending Notional Balance	Net Cash Received Recorded In Net Income	Fair Value Receivable at Period End
Investments	$76,778	$70,927	$879	$1,159
Loans	124,247	120,664	820	113
Total	$201,025	$191,591	$1,699	$1,272

	Nine Months Ended September 30, 2024
Hedge Category	Average Notional Balance	Period Ending Notional Balance	Net Cash Received Recorded In Net Income	Fair Value Receivable (Payable) at Period End
Investments	$80,779	$73,061	$1,771	$1,059
Loans	135,816	131,769	1,951	(875)
Total	$216,595	$204,830	$3,722	$184

Cash Flow Hedges
(In thousands)	Nine Months Ended September 30, 2025
Hedge Category	Average Notional Balance	Period Ending Notional Balance	Net Cash Received Recorded In Net Income	Fair Value Receivable at Period End
Borrowed Funds	$-	$-	$238	$-

	Nine Months Ended September 30, 2024
Hedge Category	Average Notional Balance	Period Ending Notional Balance	Net Cash Received Recorded In Net Income	Fair Value Receivable at Period End
Borrowed Funds	$15,852	$-	$157	$-

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

The amounts of hedge ineffectiveness, recognized at September 30, 2025 and December 31, 2024 for cash flow hedges were not material to the Company’s consolidated results of operations. A portion of, or the entire amount included in accumulated other comprehensive loss would be reclassified into current earnings should a portion of, or the entire hedge, no longer be considered effective. Management believes that the hedges will remain fully effective during the remaining term of the respective hedging contracts. The changes in the fair values of the interest rate hedging agreements primarily result from the effects of changing index interest rates and the reduction of the time each quarter between the measurement date and the contractual maturity date of the hedging instrument.

The Company manages its potential credit exposure on interest rate swap transactions by entering into bilateral credit support agreements with each contractual counterparty. These agreements require collateralization of credit exposures beyond specified minimum threshold amounts. Interest rate hedging agreements are entered into with counterparties that meet the Company's established credit standards and the agreements contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material at September 30, 2025.

Note 12: Accumulated Other Comprehensive (Loss) Income

Changes in the components of accumulated other comprehensive (loss) income (“AOCI”), net of tax, for the periods indicated are summarized in the tables below.

	For the three months ended September 30, 2025
(In thousands)	Net Unrealized Loss on Retirement Plans	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Total
Beginning balance	$(1,941)	$(7,192)	$275	$(8,858)
Other comprehensive income (loss) before reclassifications	25	1,637	(61)	1,601
Amounts reclassified from AOCI	-	-	-	-
Ending balance	$(1,916)	$(5,555)	$214	$(7,257)

	For the three months ended September 30, 2024
(In thousands)	Net Unrealized Loss on Retirement Plans	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Total
Beginning balance	$(2,018)	$(7,285)	$517	$(8,786)
Other comprehensive income (loss) before reclassifications	27	2,103	(60)	2,070
Amounts reclassified from AOCI	-	-	-	-
Ending balance	$(1,991)	$(5,182)	$457	$(6,716)

	For the nine months ended September 30, 2025
(In thousands)	Net Unrealized Loss on Retirement Plans	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Total
Beginning balance	$(1,991)	$(7,548)	$395	$(9,144)
Other comprehensive income (loss) before reclassifications	75	1,989	(181)	1,883
Amounts reclassified from AOCI	-	4	-	4
Ending balance	$(1,916)	$(5,555)	$214	$(7,257)

	For the nine months ended September 30, 2024
(In thousands)	Net Unrealized Loss on Retirement Plans	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Total
Beginning balance	$(2,073)	$(7,564)	$32	$(9,605)
Other comprehensive income before reclassifications	82	2,280	425	2,787
Amounts reclassified from AOCI	-	102	-	102
Ending balance	$(1,991)	$(5,182)	$457	$(6,716)

The following table presents the amounts reclassified out of each component of AOCI for the indicated periods:

		Amount Reclassified		Amount Reclassified
		from AOCI (1)		from AOCI (1)
		(Unaudited)		(Unaudited)
(In thousands)		For the three months ended		For the nine months ended
Details about AOCI [1] components	Affected Line Item in the Statement of Income	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Retirement plan items
Retirement plan net losses recognized in plan expenses [2]	Salaries and employee benefits	$(35)	$(37)	$(102)	$(110)
Tax effect	Provision for income taxes	10	10	27	28
	Net Income	$(25)	$(27)	$(75)	$(82)
Available-for-sale securities
Realized losses on sale of securities	Net realized gains (losses) on sales and redemptions of investment securities	$-	$-	$(5)	$(139)
Tax effect	Provision for income taxes	-	-	1	37
	Net Income	$-	$-	$(4)	$(102)

1 Amounts in parentheses indicates debits in net income.

2 These items are included in net periodic pension cost. See Note 5 for additional information.

Note 13: Noninterest Income

The Company has included the following table regarding the Company’s noninterest income for the periods presented.

	For the three months ended		For the nine months ended
(In thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Service charges on deposit accounts
Insufficient funds fees	$235	$221	$657	$594
Deposit related fees	146	150	438	373
ATM fees	23	21	63	64
Total service charges on deposit accounts	404	392	1,158	1,031
Fee Income
Insurance agency revenue	-	367	-	1,024
Investment services revenue	-	112	138	369
ATM fees surcharge	69	66	208	174
Banking house rents collected	109	40	262	149
Total fee income	178	585	608	1,716
Card income
Debit card interchange fees	217	300	398	610
Merchant card fees	20	19	46	45
Total card income	237	319	444	655
Mortgage fee income and realized gains on sales of loans and foreclosed real estate
Loan servicing fees	113	79	311	279
Net gains on sales of loans and foreclosed real estate	121	90	269	148
Total mortgage fee income and realized gains on sale of loans and foreclosed real estate	234	169	580	427
Subtotal	1,053	1,465	2,790	3,829
Earnings and gains on bank owned life insurance	286	361	604	685
Net realized losses on sales and redemptions of investment securities	(12)	(188)	(20)	(320)
Net unrealized gains on marketable equity securities	145	62	783	31
Fair value adjustment to loans held-for-sale	-	-	(3,064)	-
Loss on sale of premises and equipment	-	(13)	-	(13)
Non-recurring gain on lease renegotiations	-	-	-	245
Other miscellaneous income	31	20	89	198
Total noninterest income	$1,503	$1,707	$1,182	$4,655

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

Note 14: Leases

The Company has operating and finance leases for certain banking offices and land under noncancelable agreements. Our leases have remaining lease terms that vary from less than 2 years up to 28 years, some of which include options to extend the leases for various renewal periods. All options to renew are included in the current lease term when we believe it is reasonably certain that the renewal options will be exercised.

The components of lease expense are as follows:

	For the three months ended		For the nine months ended
(In thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating lease cost	$39	$49	$130	$148
Finance lease cost	431	186	1,291	583

Supplemental cash flow information related to leases was as follows:

	For the three months ended		For the nine months ended
(In thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35	$46	$119	$137
Operating cash flows from finance leases	431	186	1,291	583
Financing cash flows from finance leases	109	92	331	156

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rate)	As of September 30, 2025	As of December 31, 2024
Operating Leases:
Operating lease right-of-use assets	$1,124	$1,391
Operating lease liabilities	1,326	1,591

Finance Leases:
Finance lease right-of-use assets	$16,082	$16,676
Finance lease liabilities	16,479	16,745

Weighted Average Remaining Lease Term:
Operating leases	18.13 years	17.08 years
Finance leases	21.52 years	22.01 years

Weighted Average Discount Rate:
Operating leases	4.01%	3.90%
Finance leases	6.02%	6.01%

Maturities of lease liabilities are as follows:

Twelve Months Ending September 30,
(In thousands)	Operating Leases	Finance Leases
2026	$90	$371
2027	91	392
2028	83	412
2029	89	438
2030	70	463
Thereafter	903	14,403
Total future maturities of lease liabilities	$1,326	$16,479

The Company owns certain properties that it leases to unaffiliated third parties at market rates. Lease rental income was $109,000 and $40,000 for the three months ended September 30, 2025 and 2024, respectively. Lease rental income was $262,000 and $148,000 for the nine months ended September 30, 2025 and 2024, respectively. All rental agreements with lessees are accounted for as operating leases.

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

The Bank owns 100% of Pathfinder Risk Management Company, Inc., ("PRMC") which was established to record the 51% controlling interest upon the December 2013 purchase of FitzGibbons Agency, LLC (the “Agency”), an Oswego County property, casualty and life insurance brokerage business. The Company completed the sale of its majority membership interest in the Agency to Marshall & Sterling Enterprises, Inc. in October 2024.

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

At September 30, 2025, the Company and subsidiaries had total consolidated assets of $1.47 billion, total consolidated liabilities of $1.35 billion and shareholders' equity of $126.3 million.

The following discussion reviews the Company's financial condition at September 30, 2025 and the results of operations for the three and nine month periods ended September 30, 2025 and 2024. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any other period.

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

Statement Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. These forward-looking statements concern the financial condition, results of operations, plans, objectives, future performance and business of Pathfinder Bancorp, Inc. and its subsidiaries, including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) general economic conditions may be less favorable than expected; (2) competitive pressures among depository institutions may increase significantly; (3) changes in the interest rate environment may reduce interest margins; (4) loan origination and sale volumes, charge-offs and credit loss provisions may vary substantially from period to period; (5) the impact of a pandemic or other health crises and the government's response to such pandemic or crises on our operations as well as those of our customers and on the economy generally and in our market area specifically; (6) political developments such as the U.S. Government shutdown, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (7) legislative or regulatory changes or actions may adversely affect the businesses in which Pathfinder Bancorp, Inc. is engaged; (8) changes and trends in the securities markets may adversely impact Pathfinder Bancorp, Inc.; (9) a delayed or incomplete resolution of regulatory issues could adversely impact our planning;

(10) difficulties in integrating any businesses that we may acquire, including our recently completed acquisition of the East Syracuse branch of Berkshire Bank, which may increase our expenses and delay the achievement of any benefits that we may expect from such acquisitions; (11) the impact of reputation risk created by the developments discussed below in Recent Events on such matters as business generation and retention, funding and liquidity could be significant; (12) our ability to prevent or mitigate fraudulent activity and cybersecurity threats; and (13) the outcome of any future regulatory and legal investigations and proceedings may not be anticipated.

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

The measurement of individually evaluated loans is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses as compared to the loan carrying value. For all other loans and leases, the Company uses the general allocation methodology that establishes an allowance to estimate the lifetime incurred loss for each risk-rating category. The measurement of individually evaluated loans is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured based on the fair value of the collateral, less costs to sell. At September 30, 2025, the Bank’s position in individually evaluated loans consisted of 49 loans totaling $32.1 million. Of these loans, 13 loans, totaling $847,000, were valued using the present value of future cash flows method; and 36 loans, totaling $31.2 million, were valued based on a collateral analysis. For all other loans, the Company uses the general allocation methodology that establishes an allowance to estimate the lifetime incurred loss for each risk-rating category.

In estimating the ACL on loans, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate. At September 30, 2025, the Bank held $543.7 million in commercial real estate and commercial & industrial loans (collectively, commercial loans) representing 60.5% of the Bank’s entire loan portfolio. The Bank allocated $12.5 million to the ACL for these loans, including $1.6 million derived from the use of qualitative factors in the calculation. Given the concentration of ACL allocation to the total commercial loan portfolio and the significant judgments made by management in deriving the qualitative loss factors, management considers the impact that changes in judgments could have on the ACL. The ACL could increase (or decrease) by approximately $400,000, assuming a 25% negative (or positive) change within the group of qualitative factors used to determine the ACL for commercial loans. The sensitivity and related range of impacts for various judgments on the ACL is a hypothetical analysis and is used to determine management’s judgments or assumptions of qualitative loss factors that were utilized at September 30, 2025 in the final recorded estimation of the ACL on loans recognized on the Statements of Financial Condition.

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

We maintain a noncontributory defined benefit pension plan covering a portion of employees. The plan provides defined benefits based on years of service and final average salary. On May 14, 2012, we informed our employees of our decision to freeze participation and benefit accruals under the plan, primarily to reduce some of the volatility in earnings that can accompany the maintenance of a defined benefit plan. Pension and post-retirement benefit plan liabilities and expenses are based upon actuarial assumptions of future events; including fair value of plan assets, interest rates, and the length of time the Company will have to provide those benefits. The assumptions used by management are discussed in Note 14 to the consolidated annual financial statements.

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

Management performs an annual evaluation of our goodwill for possible impairment at each of our reporting units. Management has determined that the carrying value of goodwill was not impaired as of September 30, 2025. Management will continuously evaluate all relevant economic and operational factors potentially affecting the Bank or the fair value of its assets, including goodwill. Should future economic consequences require a significant and sustained change in the operations of the Bank, re-evaluations of the Bank’s goodwill valuation will be conducted on a more frequent basis.

Recent Events

On September 29, 2025, the Company announced that its Board of Directors declared a cash dividend of $0.10 per share on the Company's voting common and non-voting common stock, and a cash dividend of $0.10 per notional share for the issued warrant relating to the fiscal quarter ended September 30, 2025. The dividends were payable to all shareholders of record on October 17, 2025 and were paid on November 7, 2025.

In July 2025, the Company completed the sale of nonperforming and classified loans associated with a local commercial relationship dating back to 2013. The loans, which had an original principal balance of $9.3 million and a June 30, 2025 principal balance of $6.3 million, were reclassified to held-for-sale status in June 2025 and subsequently sold to a financial buyer in July 2025 for $3.2 million. The related fair value impact was reflected in the second quarter of 2025 as a $3.1 million lower of cost or market ("LOCOM") fair value adjustment to loans held-for-sale.

Summary of 2025 Third Quarter Results

The Company recorded net income of $626,000 for the three months ended September 30, 2025, compared to a net loss of $4.6 million for the three months ended September 30, 2024. Third quarter 2025 results included a $3.5 million provision for credit losses due to $670,000 of net charge offs during the period. Third quarter 2024 results included a $9.0 million provision for credit losses due to $8.7 million of net charge offs resulting from a comprehensive loan portfolio review and $1.6 million in one-time transaction-related expenses for the July 2024 East Syracuse branch acquisition.

Net interest income before the provision for credit losses decreased $132,000, or 1.1%, to $11.6 million for the three months ended September 30, 2025, as compared to the same three month period in 2024. This decrease was predominately the result of a decrease in interest and dividend income of $1.5 million, partially offset by a decrease in interest expense of $1.3 million.

Interest and dividend income declined $1.5 million to $19.7 million for the third quarter of 2025, primarily driven by a decline of $626,000 in interest income on loans as a result of a decrease of 22 basis points in the average yield on loans and lower average balances for loans. In addition, interest and dividend income included benefits of $200,000 in the third quarter of 2025 from loan prepayment penalty income and $887,000 in the third quarter of 2024 from a catch-up interest payment associated with purchased loan pool positions. Interest income on total investment securities decreased $476,000 as a result of the lower average yield in portfolio assets. Interest income on Fed funds sold and interest-earning deposits declined $361,000 due to decreases in both average balances and average yields as a result of the decrease in the federal funds rate.

The decrease in interest expense of $1.3 million to $8.1 million for the third quarter of 2025, compared to the prior year quarter, was primarily attributed to average cost decreases of 40 basis points for interest-bearing deposits, 18 basis points for subordinated debt, and 61 basis points for borrowings coupled with average balance decreases for time deposits and borrowings. The corresponding decreases in interest-bearing deposits and borrowings expense for the current quarter as compared to the year-ago period were $676,000 and $645,000 respectively. These reductions reflect continued changes in the Bank’s funding mix, including growing core deposits, as well as deliberate deposit pricing adjustments and significant reductions in borrowings.

Net interest margin was 3.34%, including 7 basis points attributed to prepayment penalty income in the third quarter of 2025, and 3.34% including 25 basis points from the catch-up interest payment in the third quarter of 2024. Excluding prepayment penalty and catch-up interest payment income, net interest margin reflected lower average deposit and borrowing costs that more than offset lower average yields on interest earning assets in the third quarter of 2025, compared to the same period one year ago.

The provision for credit losses was $3.5 million in the third quarter of 2025 compared to $9.0 million in the third quarter of 2024. The provision for credit losses for the third quarter of 2025 was due to an increase in credit loss reserves primarily associated with two local commercial relationships that moved to nonperforming status, in addition to $670,000 of net charge offs during the period. Net charge offs during the recent quarter represent 0.30% of average loans on an annualized basis, compared to $8.7 million in charge offs, or 3.82% of average loans on an annualized basis in the third quarter of 2024. See the “Provision for Credit Losses” and “Loan and Asset Quality and Allowance for Credit Losses” sections of this Management’s Discussion and Analysis for further discussion.

Noninterest income totaled $1.5 million in the third quarter of 2025, compared to $1.7 million during the same period in 2024. Third quarter 2024 noninterest income included $367,000 in insurance revenue from the insurance agency business sold in October 2024.

Compared to the third quarter of 2024, noninterest income decreased by $204,000 in the third quarter of 2025. The decline reflects the impact of new BOLI policy purchases made during the current year and differences in net death benefits recorded in the third quarter of 2025 and the year-ago period of $32,000 and $175,000, respectively. In addition, third quarter 2025 noninterest income, compared to the year-ago period, included a $12,000 increase in service charges on deposit accounts and a decrease of $83,000 in debit card interchange fees. Compared to the year-ago period, third quarter 2025 noninterest income also reflected increases of $83,000 in net unrealized gains on marketable equity securities, $34,000 in loan servicing fees, and $31,000 in gains on sales of loans and foreclosed real estate, as well as a decrease of $176,000 in net realized losses on sales and redemptions of investment securities.

Noninterest expense totaled $8.9 million in the third quarter of 2025, decreasing from $10.3 million in the year-ago period. The decrease from the third quarter of 2024 was primarily due to $1.6 million in one-time transaction-related expenses for last year’s East Syracuse branch acquisition, in addition to $308,000 in costs associated with the insurance agency business sold in October 2024.

Salaries and benefits were $5.0 million in the third quarter of 2025, increasing $46,000 from the third quarter of 2024. The increase from the year-ago period was primarily due to an increase in medical claims expected to be reimbursed by stop loss insurance.

Building and occupancy was $1.4 million in the third quarter of 2025, increasing $265,000 from the year-ago quarter. The increase from the third quarter of 2024 was primarily due to a $121,000 increase in building maintenance during the current quarter. Additionally, higher costs related to building and land leases, property taxes, and utilities of $54,000, $46,000, and $27,000, respectively, were primarily due to timing of ongoing facilities-related costs associated with operating the East Syracuse branch acquired in the third quarter of 2024.

Data processing expense was $641,000 in the third quarter of 2025, decreasing $31,000 from the year-ago period. The decrease from the third quarter of 2024 was driven by decreases of $78,000 in data processing supplies and $24,000 in ATM processing costs. These decreases were partially offset by third quarter year-over-year increases in recurring data processing costs amounting to $71,000, primarily due to software upgrades completed as part of the Company’s ongoing technology modernization initiatives.

For the third quarter of 2025, annualized noninterest expense represented 2.40% of average assets in the third quarter of 2025, compared to 2.75% in the year-ago period. The efficiency ratio was 68.78%, for the third quarter of 2025, compared to 75.78% in the year-ago period. For the nine months ended September 30, 2025, annualized noninterest expense represented 2.30% of average assets in the first nine months of 2025, compared to 2.39% in the year-ago period. The efficiency ratio was 67.24%, for the nine months ended September 30, 2025, compared to 73.01% in the year-ago period. The efficiency ratio, which is not a financial metric under GAAP, is a measure that the Company believes is helpful to understanding its level of non-interest expense as a percentage of total revenue.

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

	(Unaudited)
	For the three months ended September 30,
	2025			2024
	Average		Average Yield /	Average		Average Yield /
(In thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$906,759	$13,799	6.09%	$914,467	$14,425	6.31%
Taxable investment securities	431,227	5,351	4.96%	415,751	5,813	5.59%
Tax-exempt investment securities	33,980	455	5.36%	30,382	469	6.17%
Fed funds sold and interest-earning deposits	16,866	131	3.11%	42,897	492	4.59%
Total interest-earning assets	1,388,832	19,736	5.68%	1,403,497	21,199	6.04%
Noninterest-earning assets:
Other assets	114,837			103,856
Allowance for credit losses	(15,595)			(16,537)
Net unrealized losses on available-for-sale securities	(9,949)			(9,161)
Total assets	$1,478,125			$1,481,655
Interest-bearing liabilities:
NOW accounts	$120,696	$308	1.02%	$102,868	$280	1.09%
Money management accounts	10,105	3	0.12%	11,828	3	0.10%
MMDA accounts	276,599	2,210	3.20%	227,247	2,009	3.54%
Savings and club accounts	127,696	83	0.26%	127,262	81	0.25%
Time deposits	490,735	4,353	3.55%	514,050	5,260	4.09%
Subordinated debt	30,225	486	6.43%	30,025	496	6.61%
Borrowings	73,556	693	3.77%	122,129	1,338	4.38%
Total interest-bearing liabilities	1,129,612	8,136	2.88%	1,135,409	9,467	3.34%
Noninterest-bearing liabilities:
Demand deposits	192,982			195,765
Other liabilities	29,320			24,855
Total liabilities	1,351,914			1,356,029
Shareholders' equity	126,211			125,626
Total liabilities & shareholders' equity	$1,478,125			$1,481,655
Net interest income		$11,600			$11,732
Net interest rate spread			2.80%			2.70%
Net interest margin			3.34%			3.34%
Ratio of average interest-earning assets to average interest-bearing liabilities			122.95%			123.61%

	For the nine months ended September 30,
	2025			2024
	Average		Yield /	Average		Yield /
(In thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$911,419	$40,577	5.94%	$898,361	$39,182	5.82%
Taxable investment securities	427,656	16,172	5.04%	427,311	17,463	5.45%
Tax-exempt investment securities	34,254	1,322	5.15%	29,499	1,475	6.67%
Fed funds sold and interest-earning deposits	13,306	288	2.89%	20,161	711	4.70%
Total interest-earning assets	1,386,635	58,359	5.61%	1,375,332	58,831	5.70%
Noninterest-earning assets:
Other assets	116,001			99,200
Allowance for credit losses	(16,777)			(16,511)
Net unrealized losses on available-for-sale securities	(10,245)			(10,184)
Total assets	$1,475,614			$1,447,837
Interest-bearing liabilities:
NOW accounts	$115,494	$962	1.11%	$100,922	$806	1.06%
Money management accounts	10,435	9	0.11%	11,782	10	0.11%
MMDA accounts	277,306	6,595	3.17%	217,580	5,944	3.64%
Savings and club accounts	129,059	246	0.25%	115,875	225	0.26%
Time deposits	493,033	13,408	3.63%	521,832	15,685	4.01%
Subordinated debt	30,174	1,444	6.38%	29,978	1,476	6.56%
Borrowings	68,656	1,870	3.63%	129,943	4,073	4.18%
Total interest-bearing liabilities	1,124,157	24,534	2.91%	1,127,912	28,219	3.34%
Noninterest-bearing liabilities:
Demand deposits	197,053			177,202
Other liabilities	29,436			19,382
Total liabilities	1,350,646			1,324,496
Shareholders' equity	124,968			123,341
Total liabilities & shareholders' equity	$1,475,614			$1,447,837
Net interest income		$33,825			$30,612
Net interest rate spread			2.70%			2.36%
Net interest margin			3.25%			2.97%
Ratio of average interest-earning assets to average interest-bearing liabilities			123.35%			121.94%

Third quarter 2025 net interest income was $11.6 million, a decrease of 1.1% from the third quarter of 2024. This decrease was the result of a $1.5 million, or 6.9% decrease in interest and dividend income, partially offset by a decrease of $1.3 million, or 14.1%, in total interest expense.

The decrease in interest and dividend income of $1.5 million for the third quarter of 2025, compared to the prior year quarter, was the result of a decrease of $626,000 in interest income for loans, driven by lower average balances of loans and a decrease of 22 basis points for loans. In addition, interest and dividend income included benefits of $200,000 in the third quarter of 2025 from loan prepayment penalty income and $887,000 in third quarter of 2024 from a catch-up interest payment associated with purchased loan pool positions. The decrease in interest and dividend income was also driven by a decrease of $476,000 in total investments securities, as a result of the decline in average yield of such assets, and decreases of $361,000 in fed funds sold and interest-earning deposits, driven by lower average balances and lower average yields due to the decline in the fed funds rate.

The decrease in interest expense of $1.3 million for the third quarter of 2025, compared to the prior year quarter, was primarily attributed to average cost decreases of 40 basis points for interest-bearing deposits, 18 basis points for subordinated debt, and 61 basis points for borrowings coupled with average balance decreases for time deposits and borrowings. The corresponding decreases in interest-bearing deposits and borrowings expense for the current quarter as compared to the year-ago period were $676,000 and $645,000 respectively. These reductions reflect continued changes in the Bank’s funding mix, including growing core deposits, as well as deliberate deposit pricing adjustments and significant reductions in borrowings.

Net interest margin was 3.34%, including 7 basis points attributed to prepayment penalty income in the third quarter of 2025, and 3.34%, including 25 basis points from the catch-up interest payment in the third quarter of 2024. Excluding prepayment penalty and catch-up interest payment income, net interest margin reflected lower average deposit and borrowing costs that more than offset lower average yields on interest earning assets in the third quarter of 2025, compared to the same period one year ago.

For the nine months ended September 30, 2025, net interest income increased $3.2 million, or 10.5%, to $33.8 million compared to the same nine month period in 2024. The change from the prior nine month period was due to a decrease in interest expense of $3.7 million, partially offset by a decrease in interest and dividend income of $472,000.

The decrease in interest expense of $3.7 million for the nine months ended September 30, 2025, compared to the same nine month prior year period, was primarily attributed to average cost decreases of 36 basis points for interest-bearing deposits, 18 basis points for subordinated debt, and 55 basis points for borrowings coupled with average balance decreases for time deposits and borrowings. The corresponding decreases in interest-bearing deposits and borrowings expense for the current period as compared to the year-ago period were $1.5 million and $2.2 million respectively. These reductions reflect continued changes in the Bank’s funding mix, including growing core deposits, as well as deliberate deposit pricing adjustments and significant reductions in borrowings.

The decrease in interest and dividend income of $472,000 for the first nine months of 2025, compared to the prior year period, was primarily due to decreases in income from taxable investment securities, tax-exempt investment securities, and fed funds sold and interest-earning deposits of $1.3 million, $153,000, and $423,000, respectively, primarily as a result of the decrease in the average yield of such assets. These decreases were partially offset by a 12 basis points increase in the average yield on loans and a $13.1 million increase in the average balance of loans, resulting in a $1.4 million increase in interest income on loans. In addition, interest and dividend income included benefits of $607,000 in the first nine months of 2025 from 2024 interest recovered from loans removed from nonaccrual status and loan and investment prepayment penalty income and $887,000 in the first nine months of 2024 from the third quarter catch-up interest payment associated with purchased loan pool positions.

Net interest margin was 3.25%, including 6 basis points attributed to interest recovery and prepayment penalty income for the first nine months of 2025, and 2.97%, including 9 basis points from the catch-up interest payment for the same period of 2024. The increase reflected lower average deposit and borrowing costs and higher average loan yields in the nine months ended September 30, 2025 as compared to the same prior year period.

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

	Three months ended September 30,			Nine months ended September 30,
	2025 vs. 2024			2025 vs. 2024
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
Unaudited			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Loans	$(121)	$(505)	$(626)	$574	$821	$1,395
Taxable investment securities	210	(672)	(462)	14	(1,305)	(1,291)
Tax-exempt investment securities	52	(66)	(14)	215	(368)	(153)
Interest-earning deposits	(236)	(125)	(361)	(198)	(225)	(423)
Total interest income	(95)	(1,368)	(1,463)	605	(1,077)	(472)
Interest Expense:
NOW accounts	46	(18)	28	120	36	156
Money management accounts	-	-	-	(1)	-	(1)
MMDA accounts	407	(206)	201	1,488	(837)	651
Savings and club accounts	-	2	2	25	(4)	21
Time deposits	(230)	(677)	(907)	(835)	(1,442)	(2,277)
Subordinated debt	3	(13)	(10)	10	(42)	(32)
Borrowings	(477)	(168)	(645)	(1,724)	(479)	(2,203)
Total interest expense	(251)	(1,080)	(1,331)	(917)	(2,768)	(3,685)
Net change in net interest income	$156	$(288)	$(132)	$1,522	$1,691	$3,213

Deposits

The Company’s deposit base is drawn from eleven full-service branches and one motor bank in its market area. The deposit base consists of demand deposits, money management and money market deposit accounts, savings, and time deposits. Total deposits increased by $20.6 million, or 1.7% from December 31, 2024. The increase in deposits during the nine months ended September 30, 2025, reflected the Bank’s increased market penetration among both non-business and business customers.

At September 30, 2025, 78.4% of the Company's deposit base of $1.23 billion consisted of core deposits. Core deposits, which exclude brokered deposits and certificates of deposit of $250,000 or more, are considered to be more stable and generally provide the Company with a lower cost of funds than time deposits of $250,000 or more. The Company will continue to emphasize retail and business core deposits in the future by providing depositors with a full range of deposit product offerings and will maintain its recent focus on deposit gathering within the Syracuse market.

A summary of deposits by category at September 30, 2025 and December 31, 2024 is as follows:

(In thousands)	September 30, 2025	December 31, 2024
Savings accounts	$123,958	$128,753
Time accounts	333,211	360,716
Time accounts in excess of $250,000	143,026	142,473
Money management accounts	9,539	11,583
MMDA accounts	298,653	239,016
Demand deposit interest-bearing	115,274	101,080
Demand deposit noninterest-bearing	196,299	213,719
Mortgage escrow funds	5,121	7,184
Total Deposits	$1,225,081	$1,204,524

In addition to deposits obtained from its business operations within its target market areas, the Bank also obtains brokered deposits through various programs administered by IntraFi Network and through other unaffiliated third-party financial institutions.

The following table sets forth our nonbrokered and brokered deposit activities at the dates indicated:

	September 30, 2025			December 31, 2024
(In thousands)	Nonbrokered	Brokered	Total	Nonbrokered	Brokered	Total
Savings accounts	$123,958	$-	$123,958	$128,753	$-	$128,753
Time accounts	216,273	116,938	333,211	226,445	134,271	360,716
Time accounts of $250,000 or more	143,026	-	143,026	142,473	-	142,473
Money management accounts	9,539	-	9,539	11,583	-	11,583
MMDA accounts	298,653	-	298,653	239,016	-	239,016
Demand deposit interest-bearing	110,274	5,000	115,274	99,080	2,000	101,080
Demand deposit noninterest-bearing	196,299	-	196,299	213,719	-	213,719
Mortgage escrow funds	5,121	-	5,121	7,184	-	7,184
Total Deposits	$1,103,143	$121,938	$1,225,081	$1,068,253	$136,271	$1,204,524

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

The Company recorded $3.5 million in provision for credit losses for the three month period ended September 30, 2025, as compared to $9.0 million for the three month period ended September 30, 2024. The provisioning in the third quarter of 2025 and 2024 reflects management’s determination of the appropriate level of additions to reserves, the composition of the loan portfolio, changes in quantifiable econometric data statistically correlated to historical charge-off rates, subjective qualitative assessments of changes in a broad array of factors including changes to underwriting criteria, loan staffing and local market conditions, and changes in the levels of delinquent and nonaccrual loans. This represents a $5.5 million decrease in provision for credit losses in the third quarter of 2025, as compared to the same period in 2024. This decrease can be primarily attributed to lower net charge offs of $670,000 in the quarter, compared to $8.7 million from a year ago period. The Bank's credit sensitive portfolios continue to be carefully monitored, and the Bank will consistently apply its loan classification and reserve building methodologies to the analysis of these portfolios. In addition, the Company continued to undertake proactive measures in the third quarter of 2025 to mitigate credit risk and enhance asset quality metrics for the long term, including the initiation of a comprehensive loan portfolio review in September 2025, encompassing performing and nonperforming loans of $500,000 or more, representing approximately 90% of all outstanding loans. This review is expected to be completed by the end of 2025. Please refer to the asset quality section below for a further discussion of asset quality as it relates to the allowance for credit losses.

For the nine months ended September 30, 2025 and 2024, the Company recorded a provision for credit losses of $5.1 million and $10.0 million, respectively. The lower provision for credit losses in the first nine months of 2025 as compared with the similar 2024 period reflects lower net charge offs of $3.6 million for the nine months ended September 30, 2025, compared to $8.8 million for the nine months ended September 30, 2024.

The Company measures delinquency based on the amount of past due loans (defined as loans equal to or greater than 30 days past due) as a percentage of total loans. The ratio of delinquent loans to total loans was 4.1% and 3.8% at September 30, 2025, and December 31, 2024, respectively. Delinquent loans (numerator) increased $1.8 million from December 31, 2024 to September 30, 2025. Total loan balances (denominator) decreased $20.7 million from December 31, 2024 to September 30, 2025. The increase in delinquent loans from December 31, 2024 to September 30, 2025 was driven by loans delinquent 30-59 days and loans delinquent 90 days and over, which increased by $761,000 and $1.2 million, respectively, partially offset by a decrease of $189,000 in loans delinquent 60-89 days.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, and net gains on sales of securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

Unaudited	For the three months ended				For the nine months ended
(In thousands)	September 30, 2025	September 30, 2024	Change		September 30, 2025	September 30, 2024	Change
Service charges on deposit accounts	$404	$392	$12	3.1%	$1,158	$1,031	$127	12.3%
Earnings and gain on bank owned life insurance	286	361	(75)	-20.8%	604	685	(81)	-11.8%
Loan servicing fees	113	79	34	43.0%	311	279	32	11.5%
Debit card interchange fees	217	300	(83)	-27.7%	398	610	(212)	-34.8%
Insurance agency revenue	-	367	(367)	-100.0%	-	1,024	(1,024)	-100.0%
Other charges, commissions and fees	229	257	(28)	-10.9%	743	935	(192)	-20.5%
Noninterest income before gains and losses	1,249	1,756	(507)	-28.9%	3,214	4,564	(1,350)	-29.6%
Losses on sales and redemptions of investment securities	(12)	(188)	176	93.6%	(20)	(320)	300	93.8%
Gains on sales of loans and foreclosed real estate	121	90	31	34.4%	269	148	121	81.8%
Fair value adjustment to loans held-for-sale	-	-	-	0.0%	(3,064)	-	(3,064)	N/M
Loss on sale of premises and equipment	-	(13)	13	100.0%	-	(13)	13	100.0%
Non-recurring gain on lease renegotiations	-	-	-	0.0%	-	245	(245)	-100.0%
Net unrealized gains on marketable equity securities	145	62	83	133.9%	783	31	752	2425.8%
Total noninterest income	$1,503	$1,707	$(204)	-12.0%	$1,182	$4,655	$(3,473)	-74.6%
N/M - Not meaningful

Noninterest income for the third quarter of 2025 totaled $1.5 million, a decrease of $204,000 or 12.0% from the third quarter of 2024. The decline primarily reflects no insurance agency revenue contributions for the current quarter as a result of the sale of the Bank's insurance agency business, which was sold in October 2024. In addition, the decline in noninterest income was driven by lower earnings and gains on BOLI and debit card interchange fees, partially offset by lower losses on sales and redemptions of investment securities. The change in earnings and gains on BOLI between the third quarter of 2025 and the year-ago period reflects the impact of new BOLI policy purchases made during the current year and differences in net death benefits recorded during the two periods of $32,000 and $175,000, respectively.

For the nine months ended September 30, 2025, the Company reported $1.2 million in noninterest income, decreasing $3.5 million from $4.7 million in the same period of 2024. The year-over-year decrease reflects a $1.0 million decline in insurance agency revenue that is associated with the sale of the Bank's insurance agency business in October 2024 and lower noninterest income of $3.1 million due to the aforementioned LOCOM HFS adjustment associated with the loan sale in July 2025. These decreases in noninterest income for the nine months ended September 30, 2025 were partially offset by increases of $752,000 in net unrealized gains on marketable equity securities.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

Unaudited	For the three months ended				For the nine months ended
(In thousands)	September 30, 2025	September 30, 2024	Change		September 30, 2025	September 30, 2024	Change
Salaries and employee benefits	$5,005	$4,959	$46	0.9%	$13,980	$13,687	$293	2.1%
Building and occupancy	1,399	1,134	265	23.4%	3,976	2,864	1,112	38.8%
Data processing	641	672	(31)	-4.6%	1,974	1,750	224	12.8%
Professional and other services	709	1,820	(1,111)	-61.0%	2,093	3,078	(985)	-32.0%
Advertising	86	165	(79)	-47.9%	304	386	(82)	-21.2%
FDIC assessments	171	228	(57)	-25.0%	400	685	(285)	-41.6%
Audits and exams	132	123	9	7.3%	306	416	(110)	-26.4%
Amortization expense	156	129	27	20.9%	470	137	333	243.1%
Insurance agency expense	-	308	(308)	-100.0%	-	825	(825)	-100.0%
Community service activities	10	20	(10)	-50.0%	49	111	(62)	-55.9%
Foreclosed real estate expenses	26	27	(1)	-3.7%	76	82	(6)	-7.3%
Other expenses	602	674	(72)	-10.7%	1,803	1,852	(49)	-2.6%
Total noninterest expenses	$8,937	$10,259	$(1,322)	-12.9%	$25,431	$25,873	$(442)	-1.7%

Noninterest expense totaled $8.9 million in the third quarter of 2025, a decrease of $1.3 million or 12.9% from the year-ago quarter. The decrease was primarily due to $1.6 million in one-time transaction-related expenses from the prior year East Syracuse branch acquisition, in addition to $308,000 in costs associated with the insurance agency business sold in October 2024.

Salaries and benefits were $5.0 million in the third quarter of 2025, an increase of $46,000 from the year-ago quarter, primarily due to increased medical claims which are expected to be reimbursed by stop loss insurance. Building and occupancy was $1.4 million for the quarter ended September 30, 2025, compared to $1.1 million for the quarter ended September 30, 2024. The increase was driven by periodic building and maintenance expenses totaling $121,000 during the third quarter of 2025, in addition to increased costs related to building and land leases, property taxes, and utilities of $54,000, $46,000, and $27,000, respectively. These increases from the year-ago period were primarily due to timing of ongoing facilities-related costs and costs associated with operating the East Syracuse branch acquired in the third quarter of 2024. Data processing expense was $641,000 in the third quarter of 2025, decreasing $31,000 from $672,000 in the third quarter of 2024. The decrease from the year-ago period was due to lower costs associated with check and ATM processing charges.

For the nine months ended September 30, 2025, noninterest expense decreased $443,000 to $25.4 million from $25.9 million for the same period in 2024. The drivers of the year-to-date decrease included $985,000 in one-time costs related to the East Syracuse branch acquisition and $825,000 of lower insurance agency expenses due to the sale of the Bank's insurance agency business in October 2024, partially offset by $1.1 million in higher building and occupancy expenses due to periodic building and branch maintenance and costs associated with operating the East Syracuse branch. Salaries and benefits increased to $13.9 million for the nine months ended September 30, 2025, increasing $293,000 from the year ago period. The increase was driven by increased medical claims expected to be reimbursed by stop loss insurance.

Income Tax Expense

Income tax expense increased $1.2 million to $46,000, with an effective tax rate of 6.8%, for the quarter ended September 30, 2025, as compared to an income tax benefit of $1.2 million with an effective tax rate of 20.3% for the same three month period in 2024. The increase in income tax expense for the quarter ended September 30, 2025, as compared to the same quarter in 2024, was primarily driven by an increase of $6.5 million in income before taxes. The effective income tax rate decreased 13.5% to 6.8% for the three months ended September 30, 2025 as compared to 20.3% for the same three month period in 2024. The decrease in the tax rate in the third quarter of 2025, as compared to the same quarter in 2024, was primarily related to a decrease in income and fluctuations in permanent tax differences.

Income tax expense increased $957,000 to $797,000, with an effective tax rate of 18.0%, for the nine months ended September 30, 2025, as compared to an income tax benefit of $160,000 with an effective tax rate of 27.1%, for the same nine month period in 2024. The increase in income tax expense for the nine months ended September 30, 2025, as compared to the same nine month period in 2024, was primarily driven by a $5.0 million increase in income before taxes and fluctuations in permanent tax differences. The effective income tax rate decreased 9.1% to 18.0% for the nine months ended September 30, 2025 as compared to 27.1% for the same nine month period in 2024. The increase in the tax rate in the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily related to an income in income and fluctuations in permanent tax differences.

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

Earnings per Share

Basic and diluted earnings per Voting and Series A Non-Voting share were $0.10 per share for the third quarter of 2025, as compared to $(0.75) for the same prior year period. The increase in earnings per share between the third quarter of 2025 and 2024 was due to the increase of net income between the two periods. Third quarter 2024 results included a $9.0 million provision for credit losses due to $8.7 million of net charge offs resulting from a comprehensive loan portfolio review and $1.6 million in one-time transaction-related expenses for the previously announced July 2024 East Syracuse branch acquisition.

Basic and diluted earnings per share were $0.58 and $0.57, respectively, for both Voting and Series A Non-Voting shares for the nine month period ended September 30, 2025. Basic and diluted earnings per Voting and Series A Non-Voting share were $(0.09) per share for the nine month period ended September 30, 2024. The increase in earnings per share between the first nine months of 2025 and 2024 was due to the increase in net income between these two time periods. The results for the nine months ended September 30, 2024 included the effects from the aforementioned net charge offs and the East Syracuse one-time branch acquisition transaction-related expenses.

Further information on earnings per share can be found in Note 3 of the unaudited consolidated financial statements of this Form 10-Q.

Changes in Financial Condition

Assets

Total assets decreased $2.6 million, or 0.2%, to $1.47 billion at September 30, 2025 as compared to December 31, 2024. This decrease was due primarily to decreases in residential and consumer loans, partially offset by increases in investment securities, bank owned life insurance, commercial loans, and total cash and cash equivalents.

Loans, net of deferred fees, totaled $898.5 million on September 30, 2025, resulting in a decrease of $20.5 million or 2.2% from December 31, 2024. Consumer and residential loans totaled $356.2 million on September 30, 2025, decreasing $24.7 million or 6.5% from December 31, 2024. Commercial loans totaled $543.7 million on September 30, 2025, increasing $4.0 million, or 0.7% from December 31, 2024.

Total investment securities, including investment in FHLB-NY stock, totaled $445.8 million at September 30, 2025, an increase of $9.2 million, or 2.1%, compared to $436.7 million at December 31, 2024. This increase was due to an increase of $25.1 million in available-for-sale securities, and a $1.3 million increase in marketable equity securities. This increase was partially offset by a $16.1 million decrease in held-to-maturity securities due to calls and maturities, and a $1.1 million decrease in FHLB-NY stock.

Bank owned life insurance increased $6.4 million, or 26.0%, to $31.1 million at September 30, 2025 as compared to December 31, 2024. This increase was primarily due to a $6.0 million purchase of new life insurance policies during the second quarter of 2025.

Liabilities

Total liabilities decreased $7.5 million, or 0.6%, to $1.35 billion at September 30, 2025 as compared to December 31, 2024. This decrease was due primarily to decreases in total borrowings, offset partially by increases in total deposits.

Total borrowings decreased $31.4 million, or 35.6%, from $88.1 million at December 31, 2024 to $56.7 million at September 30, 2025. This decrease was due to a $23.0 million decrease in short-term borrowed funds from FHLB-NY, and an $8.4 million decrease in long-term borrowed funds from FHLB-NY.

Total deposits increased $20.6 million, or 1.7%, to $1.23 billion at September 30, 2025 as compared to December 31, 2024. The change in deposits from the prior period was due to an increase of $38.0 million in interest-bearing deposits, driven by changes in the deposit mix, including higher money market deposit accounts, partially offset by lower time deposit balances. The increase in interest-bearing deposits was also partially offset by a $17.4 million decrease in noninterest-bearing deposits.

Shareholders’ Equity

Shareholders' equity increased by $4.8 million, or 4.0%, from $121.5 million at December 31, 2024, to $126.3 million at September 30, 2025. This increase was primarily due to the Company’s recorded net income of $3.6 million, an increase in additional paid in capital of $1.2 million, and a decrease in accumulated other comprehensive loss of $1.9 million, partially reduced by declared dividends to shareholders of $1.9 million during the nine months ended September 30, 2025.

Capital

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its banking operations. This strong capital position serves to support growth and expansion activities while at the same time exceeding regulatory standards. At September 30, 2025, the Bank met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 8%, Tier 1 common equity exceeding 6.5%, and a total risk-based capital ratio exceeding 10%.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The buffer is separate from the capital ratios required under the Prompt Corrective Actions (“PCA”) standards. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum levels of the following capital to risk-weighted assets ratios: (1) Core Capital, (2) Total Capital and (3) Common Equity. At September 30, 2025, the Bank exceeded all regulatory required minimum capital ratios, including the capital buffer requirements.

Pathfinder Bank’s capital amounts and ratios as of the indicated dates are presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be "Well-Capitalized" Under Prompt Corrective Provisions		Minimum For Capital Adequacy with Buffer
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2025:
Total Core Capital (to Risk-Weighted Assets)	$154,183	14.71%	$83,857	8.00%	$104,822	10.00%	$110,063	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$141,001	13.45%	$62,893	6.00%	$83,857	8.00%	$89,098	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$141,001	13.45%	$47,170	4.50%	$68,134	6.50%	$73,375	7.00%
Tier 1 Capital (to Assets)	$141,001	9.72%	$58,034	4.00%	$72,543	5.00%	$72,543	5.00%
As of December 31, 2024
Total Core Capital (to Risk-Weighted Assets)	$151,747	14.65%	$82,845	8.00%	$103,556	10.00%	$108,733	10.50%
Tier 1 Capital (to Risk-Weighted Assets)	$138,740	13.40%	$62,133	6.00%	$82,845	8.00%	$88,022	8.50%
Tier 1 Common Equity (to Risk-Weighted Assets)	$138,740	13.40%	$46,600	4.50%	$67,311	6.50%	$72,489	7.00%
Tier 1 Capital (to Assets)	$138,740	9.64%	$41,422	4.00%	$51,778	5.00%	$71,960	5.00%

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

	September 30,	December 31,
(In thousands)	2025	2024
Regulatory Capital Ratios (Bank only)
Total capital (to risk-weighted assets)
Total equity (GAAP)	$144,318	$140,641
Goodwill	(5,056)	(5,056)
Intangible assets	(5,518)	(5,989)
Addback: Accumulated other comprehensive loss	7,257	9,144
Total Tier 1 Capital	$141,001	$138,740
Allowance for credit losses (subject to regulatory limits)	13,182	13,007
Total Tier 2 Capital	$13,182	$13,007
Total Tier 1 plus Tier 2 Capital (numerator)	$154,183	$151,747
Risk-weighted assets (denominator)	1,048,215	1,035,557
Total core capital to risk-weighted assets	14.71%	14.65%

Tier 1 capital (to risk-weighted assets)
Total Tier 1 capital (numerator)	$141,001	$138,740
Risk-weighted assets (denominator)	1,048,215	1,035,557
Total capital to risk-weighted assets	13.45%	13.40%

Tier 1 capital (to adjusted assets)
Total Tier 1 capital (numerator)	$141,001	$138,740
Total average assets	1,461,427	1,450,254
Goodwill	(5,056)	(5,056)
Intangible assets	(5,518)	(5,989)
Adjusted assets (denominator)	$1,450,853	$1,439,209
Total capital to adjusted assets	9.72%	9.64%

Tier 1 Common Equity (to risk-weighted assets)
Total Tier 1 capital (numerator)	$141,001	$138,740
Risk-weighted assets (denominator)	1,048,215	1,035,557
Total Tier 1 Common Equity to risk-weighted assets	13.45%	13.40%

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2025	2024	2025	2024
Revenue, pre-tax, pre-provision net income, and efficiency ratio:
Net interest income	$11,600	$11,732	$33,825	$30,612
Total noninterest income	1,503	1,707	1,182	4,655
Net realized (gains) losses on sales and redemptions of investment securities	(12)	(188)	(20)	(320)
Gains on sales of loans and foreclosed real estate	121	90	269	148
Revenue (non-GAAP) [1]	12,994	13,537	37,822	35,439
Total non-interest expense	8,937	10,259	25,431	25,873
Pre-tax, pre-provision net income (non-GAAP) [2]	$4,057	$3,278	$12,391	$9,566
Efficiency ratio (non-GAAP) [3]	68.78%	75.78%	67.24%	73.01%

1 Revenue equals net interest income plus total noninterest income less net realized gains or losses on sales and redemptions of investment securities, and sales of loans and foreclosed real estate.

2 Pre-tax, pre-provision net income equals revenue less total noninterest expense.

3 Efficiency ratio equals noninterest expense divided by revenue.

Loan and Asset Quality and Allowance for Credit Losses

The following table represents information concerning the aggregate amount of non-accrual loans at the indicated dates:

	September 30,	December 31,	September 30,
(In thousands)	2025	2024	2024
Nonaccrual loans:
Commercial and commercial real estate loans	$20,169	$18,212	$13,664
Consumer	910	710	901
Residential mortgage loans	2,226	3,162	1,605
Total nonaccrual loans	23,305	22,084	16,170
Total nonperforming loans	23,305	22,084	16,170
Foreclosed real estate	137	-	-
Total nonperforming assets	$23,442	$22,084	$16,170

Nonperforming loans to total loans	2.59%	2.40%	1.75%
Nonperforming assets to total assets	1.59%	1.50%	1.09%

Nonperforming assets include nonaccrual loans, and foreclosed real estate (‘‘FRE”).

As indicated in the table above, nonperforming assets at September 30, 2025 were $23.4 million, and were $1.3 million greater than the $22.1 million reported at December 31, 2024 and $7.2 million greater than the $16.2 million reported at September 30, 2024. The increase in the nonperforming loans on September 30, 2025, as compared to December 31, 2024, was the result of loans associated with two local commercial relationships that moved to nonperforming status.

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

The allowance for credit losses on loans represents management’s estimate of the lifetime losses inherent in the loan portfolio as of the date of the statement of condition. The allowance for credit losses was $18.7 million and $17.2 million at September 30, 2025 and December 31, 2024, respectively. The ratio of the allowance for credit losses to total loans was 2.08% as of September 30, 2025, as compared to 1.88% at December 31, 2024 and 1.87% at September 30, 2024. Management performs a quarterly evaluation of the allowance for credit losses based on quantitative and qualitative factors and has determined that the current level of the allowance for credit losses is adequate to absorb the losses in the loan portfolio as of September 30, 2025.

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

At September 30, 2025 and December 31, 2024, the Company had $32.1 million and $20.0 million in loans, respectively, which were individually analyzed, having established specific reserves of $5.5 million and $2.5 million, respectively, on these loans. The $12.1 million increase in specifically identified loans between these two dates primarily reflects four large commercial loan relationships totaling $20.1 million, offset by 2025 year-to-date net charge offs of $3.6 million and $6.5 million in balances from the July 2025 sale of nonperforming and classified loans associated with one local commercial relationship.

Appraisals are obtained at the time a real estate secured loan is originated. For commercial real estate held as collateral, the property is inspected every two years.

Management has identified certain loans with potential credit profiles that may result in the borrowers not being able to comply with the current loan repayment terms and which may result in possible future identified loan reporting. Potential problem loans totaled $66.0 million at September 30, 2025, an increase of $9.6 million, as compared to $56.4 million at December 31, 2024. These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered specifically-identified.

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

The Company's liquidity has been enhanced by its ability to borrow from FHLB-NY, whose competitive advance programs and lines of credit provide the Company with a safe, reliable, and convenient source of funds. A significant decrease in deposits in the future could result in the Company having to seek other sources of funds for liquidity purposes. Such sources could include, but are not limited to, additional borrowings, brokered deposits, negotiated time deposits, the sale of "available-for-sale" investment securities, the sale of securitized loans, or the sale of whole loans. Such actions could result in higher interest expense and/or losses on the sale of securities or loans.

Through the first nine months of 2025, as indicated in the consolidated statement of cash flows, the Company reported net cash flow from operating activities of $9.0 million and net cash flow of $12.2 million related to investing activities. The net cash inflows from investing activities was generated principally by an increase of $13.5 million in net loan activity, partially offset by a $397,000 decrease in net investment activity, and an $987,000 decrease in premises and equipment. The Company reported net cash outflows from financing activities of $12.2 million, primarily due to a $20.6 million increase in net deposit balances, a $31.4 million decrease in net borrowings, and an aggregate decrease of $1.4 million in net cash from all other financing sources, including dividends paid to common voting and non-voting shareholders and warrant holders of $1.9 million.

The Bank’s management monitors liquidity on a continuous basis through a broad range of internal programs and considers effective liquidity management to be one of its primary objectives. At September 30, 2025 the Bank had deposits of $1.23 billion, of which a portion were nominally uninsured, as they were above the insurance limits established by the Federal Deposit Insurance Corporation (“FDIC”) on that date. Of the nominally uninsured deposits at September 30, 2025, $95.6 million were insured through a long-standing reciprocal deposit program managed by a third-party entity. In addition, $118.1 million in municipal deposits are fully protected against principal loss by a collateral program whereby the Bank places high-quality securities with an independent custodian as collateral. The Bank had $152.2 million in deposits, representing 13.7% of all deposits that were considered to be uninsured at September 30, 2025. At December 31, 2024, the Bank had $149.0 million in deposits, representing 14.0% of all deposits that were considered to be uninsured.

The Company has a number of existing credit facilities available to it. At September 30, 2025, total credit available under the existing lines of credit was approximately $248.3 million at FHLB-NY, FRB-NY, and two other correspondent banks. At September 30, 2025, the Company had $56.7 million of the available lines of credit utilized on its existing lines of credit with the remainder of $191.6 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of September 30, 2025, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

Off-Balance Sheet Arrangements

The Company is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. At September 30, 2025, the Company had $219.2 million in outstanding commitments to extend credit and standby letters of credit.

The Company's exposure to credit loss in the event of nonperformance related to off-balance sheet arrangements is proportional to the contractual amount of those instruments. Such financial instruments are recorded when they are funded. The Company records an allowance for credit losses on off-balance sheet credit exposures, unless such commitments are unconditionally cancelable, through the provision for credit losses expense. The allowance for credit losses on off-balance sheet credit exposures as of September 30, 2025 was $686,000 and is included in other liabilities on the Company's consolidated Statements of Condition.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information relating to this item.

Item 4 – Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer), management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. The term “disclosure controls and procedures,” under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our CEO and CFO concluded that our disclosure controls and procedures were effective as of that date.

We did not make any changes in internal control over financial reporting during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At September 30, 2025, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material and adverse effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities, and Use of Proceeds, and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2025 through July 31, 2025	-	$-	-	74,292

August 1, 2025 through August 31, 2025	-	$-	-	74,292

September 1, 2025 through September 30, 2025	-	$-	-	74,292

(1)
On August 29, 2016, our Board of Directors authorized the repurchase of up to 217,692 shares of our common stock, or 5% of the Company’s shares outstanding as of that date.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

During the third quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

PATHFINDER BANCORP, INC.

(registrant)

November 14, 2025	/s/ James A. Dowd
James A. Dowd
President and Chief Executive Officer

November 14, 2025	/s/ Justin K. Bigham
Justin K. Bigham
Senior Vice President, Chief Financial Officer