Form 10-K
period 2025-12-31
Pathfinder Bancorp, Inc.
filed 2026-03-30
CIK 1609065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File No. 001-36695

(Exact name of registrant as specified in its charter)

Maryland	38-3941859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2025, as reported by the NASDAQ Capital Market ($15.34), was approximately $80.0 million.

As of March 25, 2026, there were 4,876,213 shares outstanding of the Registrant’s voting common stock and 1,380,283 shares of the Registrant’s Series A nonvoting common stock.

DOCUMENTS INCORPORATED BY REFERENCE: Proxy Statement for the 2026 Annual Meeting of Shareholders of the Registrant (Part III).

TABLE OF CONTENTS

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED

DECEMBER 31, 2025

PATHFINDER BANCORP, INC.

PART I

Forward-Looking Statements

Certain statements contained herein are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements concern the financial condition, results of operations, plans, objectives, future performance and business of Pathfinder Bancorp, Inc. (the “Company”) and its subsidiaries, including, but not limited to, Pathfinder Bank (the "Bank").

Forward-looking statements are generally identified by use of the words “believes,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” or “may.” These forward-looking statements are based on current beliefs and expectations of the Company’s and the Bank’s management and are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond the Company’s and the Bank’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

Actual results may differ materially from those expressed or implied by the forward-looking statements as a result of numerous factors. Although it is not possible to identify all factors that may cause actual results to differ materially from those described in forward-looking statements, factors that may cause actual results to differ materially include, but are not limited to: (i) risks related to the real estate and economic environment, particularly in the market areas in which the Company and the Bank operate; (ii) fiscal and monetary policies of the U.S. Government; (iii) inflation; (iv) changes in prevailing interest rates; (v) changes in government regulations affecting financial institutions, including regulatory compliance costs and capital requirements; (vi) the risk that actual credit losses, borrower performance, collateral values, or loan migration patterns differ from management’s forward-looking estimates or assumptions; (vii) fluctuations in the adequacy of the allowance for credit losses; (viii) decreases in deposit levels or changes in deposit mix that may necessitate increased borrowing to fund loans and investments; (ix) access to wholesale or other funding sources; (x) operational risks including, cybersecurity threats, fraud, model risk and natural disasters; (xi) credit risk management; (xii) political developments, wars or other hostilities that may disrupt financial markets or economic conditions; (xiii) volatility or adverse trends in the securities markets that could affect the value of the Company’s investment portfolio or broader financial conditions; (xiv) delays or incomplete resolution of regulatory matters or supervisory issues that could impact the Company’s planning or operations; (xv) the outcome of regulatory or legal investigations, proceedings or other matters that may arise from time to time; and (xvi) the risk that the Company may not be successful in the implementation of its business strategy.

Additional factors that could cause actual results to differ materially are described in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other periodic filings with the Securities and Exchange Commission (“SEC”), which are available at the SEC’s website, www.sec.gov. While the Company believes it has identified and discussed the material risks affecting its business, there may be additional risks and uncertainties not currently known or considered immaterial that could affect the forward-looking statements made herein.

Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as predictions of future results. Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by applicable law.

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

At December 31, 2025 and 2024, 6,185,644 and 6,125,649 shares of Company common stock (voting and non-voting) were outstanding, respectively.

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

At December 31, 2025, the Company had total consolidated assets of $1.43 billion, total deposits of $1.18 billion and shareholders' equity of $122.5 million.

Pathfinder Bank

The Bank is a New York-chartered commercial bank and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”) through the Deposit Insurance Fund (“DIF”). The Bank is subject to supervision and regulation by the NYSDFS, as its chartering agency, and by the FDIC, as its deposit insurer and primary federal regulator. The Bank is a member of the Federal Home Loan Bank of New York (“FHLB-NY”) and is also subject to certain regulations by the Federal Home Loan Bank System.

The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank's market area, and investing such deposits, together with other sources of funds, in loans secured by commercial and residential real estate, and commercial business and consumer assets other than real estate. In addition, the Bank originates unsecured small business and consumer loans. The Bank also invests a portion of its assets in a broad range of debt securities issued by the United States Government and its agencies and sponsored enterprises, state and municipal governments and agencies, and corporations. The Company also invests in mortgage‑backed securities issued or guaranteed by United States Government sponsored enterprises, collateralized mortgage obligations and similar debt securities issued by both government sponsored entities and private (non-governmental) issuers, and asset-backed securities that are generally issued by private entities. The Company invests primarily in debt securities but will, within certain regulatory limits, invest from time to time in mutual funds and equity securities. The Bank's principal sources of funds are deposits, principal and interest payments on loans and investments, as well as borrowings from the FHLB-NY and correspondent financial institutions. The principal source of the Company’s income is interest on loans and investment securities. The Bank's principal expenses are interest paid on deposits and borrowed funds, employee compensation and benefits, data processing and facilities.

The Bank also owns 100% of Whispering Oaks Development Corp. (“Whispering Oaks”), a New York corporation that is retained to operate or develop real estate-related projects. Whispering Oaks, through a wholly-owned second-tier subsidiary, is the sole limited partner in an unconsolidated special-purpose real estate management partnership. The partnership currently operates a low-income residential housing facility. The activities of Whispering Oaks resulted in a pre-tax gain of $11,000 in 2025.

Additionally, the Bank owns 100% of Pathfinder Risk Management Company, Inc., ("PRMC") which was established to record the 51% controlling interest upon the December 2013 purchase of FitzGibbons Agency, LLC (the “Agency”), an Oswego County property, casualty and life insurance brokerage business. The Company completed the sale of its majority membership interest in the FitzGibbons Agency to Marshall & Sterling Enterprises, Inc. in October 2024. PRMC continues to exist as a separate legal entity, but is currently inactive.

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

Based on recent independent market survey reports, median home values were $266,321 in Onondaga County and $203,160 in Oswego County at the end of 2025. Home values have shown modestly accelerating increases in recent years within the Syracuse, NY metro area, including Onondaga and Oswego Counties.

Competition

Pathfinder Bank encounters strong competition both in attracting deposits and in originating loans. Our most direct competition for deposits and loans comes from commercial banks, savings institutions and credit unions in our market area. In addition, potential new competitors may be emerging that are generically defined as financial technology (also referred to as “FinTech” or “fintech”) companies. These entities seek to employ new technology to compete with traditional methods of delivering financial services, seek to replace or supplement the financial services provided by established financial institutions, as well as offer fintech products and services that are implemented by many established financial institutions themselves. Some of these technologies either have been implemented to varying degrees by the Bank, or will be available to the Bank for future implementation through its network of service providers and computer system vendors. It cannot be predicted with certainty at this time how effective these new competitors will be in our marketplace or what costs the Company will incur in the future to implement and maintain competitive technologies.

Our primary focus is to build and develop profitable consumer and commercial customer relationships while maintaining our role as a community bank. We compete for deposits by offering depositors a high level of personal service, a wide range of competitively-priced financial services, and a well distributed network of branches, ATMs, and electronic banking. We compete for loans through our competitive pricing, our experienced and active loan officers, local knowledge of our market and local decision making, strong community support and involvement, and a highly reputable brand. Overall economic activity in the local marketplace and more specifically, demand for commercial and residential loans grew significantly over the past decade. This growth in overall loan demand in our market area also attracted increased competition from financial institutions for those loans. Additionally, from a competitive perspective, some of our competitors offer products and services that we do not offer, such as trust services and private banking.

As of June 30, 2025, based on the most recently-available FDIC data, we had the largest market share in Oswego County, representing 43.9% of all deposits, and we held 3.7% of all deposits in Onondaga County. In addition, when combining both Oswego and Onondaga Counties, we have the fourth largest market share of 14 institutions, representing 8.6% of the total market.

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

Our commercial real estate underwriting policies provide that such real estate loans are typically made in amounts up to 80% of the appraised value of the property. Commercial real estate loans are offered with interest rates that are generally fixed for up to three or five years then are adjustable based on the FHLB-NY advance rate. Contractual maturities generally do not exceed 20 years. In reaching a decision whether to make a commercial real estate loan, we consider market conditions, operating trends, net cash flows of the property, the borrower’s expertise and credit history, and the appraised value of the underlying property. We will also consider the terms and conditions of the leases and the stability of the tenant base. Environmental due diligence is generally conducted for commercial real estate loans. Typically, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the owners of 20% or more of the borrowing entity.

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

Residential Real Estate Loans

We currently offer one-to-four family residential real estate loans, made to borrowers in our general market area, with terms up to 30 years that are generally underwritten according to Federal National Mortgage Association (“Fannie Mae”) guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed-rate and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which as of December 31, 2025, was generally $806,500 for single-family homes in our market area.

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

Loans to One Borrower

Under New York law, New York commercial banks are subject to loans-to-one borrower limits, which are substantially similar as those applicable to national banks, which generally restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus, which was $24.5 million at December 31, 2025, on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus, which was $16.3 million at December 31, 2025, if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate), subject to exceptions.

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

The Company establishes specific allowances for loans with unique risk characteristics identified through both normal and targeted credit review processes. Accordingly, such loans are excluded from collective pools and individually evaluated for expected credit losses. Loans are considered to have unique risk characteristics when their risk profile, repayment characteristics, or loss exposure are sufficiently distinct such that inclusion in a pooled evaluation would not appropriately reflect its expected credit loss. Factors that may result in such classification include, but are not limited to, borrower-specific financial stress or credit deterioration, nonaccrual status or sustained delinquency, bankruptcy, insolvency, or restructuring proceedings, reliance on a single or materially weakened source of repayment, material adverse changes in collateral value, condition, or marketability, collateral dependency, unique or non-standard loan structures or modifications, adverse changes in guarantor support, or other circumstances indicating the loan no longer shares similar risk characteristics with the pool. For individually evaluated loans, management measures credit losses using a discounted cash flow approach, collateral-dependent valuation techniques, observable market pricing (when available), or other methods permitted under ASC 326 that reasonably estimate expected credit losses based on the specific facts and circumstances of the loan. The selected methodology is applied consistently and is based on the specific facts and circumstances of each loan.

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

Because the effect of most loan modifications made with borrowers experiencing financial difficulty is already included in the allowance for credit losses, a change to the allowance for credit losses is generally not recorded upon modification. In some cases, the Company will modify a certain loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession such as an interest rate reduction, may be granted. During the year ended December 31, 2025, the Company modified three loans with a total outstanding balance of $15.2 million that were considered to be a loan modified to borrowers experiencing financial difficulty.

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

Allowance for Credit Losses

Management extensively reviews recent trends in historical losses, qualitative factors, including concentrations of loans to related borrowers and concentrations of loans by collateral type, and specific reserve requirements on loans individually evaluated in its determination of the adequacy of the credit losses. Therefore, the allowance for credit losses ("ACL") represents management’s estimate of losses inherent in credit-exposed asset portfolios, including the loan portfolio, unfunded loan commitments and the portion of the investment securities portfolio classified as held-to-maturity ("HTM"). The ACL is established as of the date of the statement of condition and it is recorded as a reduction of either loans or HTM securities or as an other liability, in the case of unfunded loan commitments, in accordance with generally accepted accounting principles ("GAAP").

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

The first component is the specific allowance that relates to loans that are individually evaluated or where analysis for impairment is appropriate. For these loans, an allowance is established when the loans are determined to have unique risk characteristics when their risk profile, repayment characteristics, or loss exposure are sufficiently distinct such that inclusion in a pooled evaluation would not appropriately reflect its expected credit loss. Factors considered by management in determining individually evaluated loans include but are not limited to, borrower-specific financial stress or credit deterioration, nonaccrual status or sustained delinquency, bankruptcy, insolvency, or restructuring proceedings, reliance on a single or materially weakened source of repayment, material adverse changes in collateral value, condition, or marketability, collateral dependency, unique or non-standard loan structures or modifications, adverse changes in guarantor support, or other circumstances indicating the loan no longer shares similar risk characteristics with the pool. For individually evaluated loans, management measures credit losses using a discounted cash flow approach, collateral-dependent valuation techniques, observable market pricing (when available), or other methods permitted under ASC 326 that reasonably estimate expected credit losses based on the specific facts and circumstances of the loan. The selected methodology is applied consistently and is based on the specific facts and circumstances of each loan.

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

All securities purchased are classified at the time of purchase as either HTM or available-for-sale ("AFS"). We do not maintain a trading account. Securities purchased with the intent and ability to hold until maturity will be classified as HTM. Securities placed in the HTM category will be accounted for at amortized cost.

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

The composition of the investment portfolio is substantially the same for securities classified as both HTM and AFS, although the portion of the securities portfolio classified as AFS generally has a higher concentration of shorter-term, and/or more liquid assets. Such securities are held as part of the Bank’s liquidity management programs. The Bank holds a significant portion of its investment securities in mortgage-backed securities and collateralized mortgage obligations (many, but not all of which are issued by government-sponsored enterprises) and direct federal government and federal agency obligations. Federal agency issuers include the Federal Farm Credit Bank, Federal Home Loan Bank, Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Government National Mortgage Association (“Ginnie Mae”), among others. For a discussion on mortgage-backed securities, see “Mortgage-Backed Securities and Collateralized Mortgage Obligations.”

As part of our membership in the FHLB-NY, we are required to maintain a dividend-earning investment in FHLB-NY stock. This investment is classified separately from securities due to significant restrictions on sale or transfer of the stock. For further information regarding our securities portfolio, see Note 4 to the consolidated financial statements.

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

The securities issued by private entities are generally senior tranches, and most often the most senior tranche of multi-class issuances that provide substantial credit enhancements to their senior tranches and therefore reasonable, but not absolute, protection for the Bank from the risks of default. We invest in mortgage-backed and asset-backed securities and collateralized mortgage obligations to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk through geographic diversification. These securities are generally relatively short in duration and therefore reduce the Bank’s sensitivity to changes in interest rates. All privately issued mortgage-backed securities held by the Bank at December 31, 2025 were either rated at or above the lowest investment grade for credit quality by a nationally-recognized statistical rating organization (a “NRSRO”) or were the most senior tranches of securitizations that were not rated by a NRSRO at the time of the securities’ issuance. We regularly monitor the credit quality of this portfolio. At December 31, 2025, no securities held by the Bank in this category had been downgraded by a NRSRO.

HEDGING ACTIVITIES

The Company is exposed to certain risks from both its business operations and changes in economic conditions. As part of managing interest rate risk, the Company enters into standardized interest rate derivative contracts (designated as hedging agreements) to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate hedging agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate hedging agreements are generally entered into with counterparties that meet established credit standards and the agreements contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material at December 31, 2025. Interest rate hedging agreements are recorded at fair value as other assets or liabilities. The Company had no material derivative contracts not designated as hedging agreements at December 31, 2025 or December 31, 2024. See Note 21 within the Notes to consolidated financial statements contained herein.

SOURCES OF FUNDS

General

Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also rely on advances from the FHLB-NY, the Certificates of Deposit Account Registry Service (“CDARS”) provided by an independent third-party, IntraFi Network, and other deposits acquired through unaffiliated third-party financial institutions as forms of brokered deposits. In addition to deposits and borrowings, we derive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on interest-earning assets. While scheduled loan payments and income on interest-earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing market interest rates, economic conditions and competition from other financial institutions.

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

Borrowings

The Bank has a number of existing credit facilities available to it. At December 31, 2025, the Bank had existing lines of credit at FHLB-NY, the Federal Reserve Bank (“FRB”), and two other correspondent banks. We obtain advances primarily from the FHLB-NY utilizing the common stock we own in the FHLB-NY, qualifying residential and commercial mortgage loans held in portfolio, and certain investment securities as collateral provided certain standards related to creditworthiness are met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. FHLB-NY advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.

Trust Preferred Securities and Subordinated Debt

The Company has a non-consolidated subsidiary trust, Pathfinder Statutory Trust II, of which the Company owns 100% of the common equity. The Trust issued $5,000,000 of 30-year floating rate Company-obligated pooled capital securities of Pathfinder Statutory Trust II (“Floating-Rate Debentures”). The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms. The capital securities mature in 2037 and are treated as Tier 1 capital by the FDIC and the Federal Reserve. The capital securities of the trust are a pooled trust preferred fund of Preferred Term Securities VI, Ltd., with interest rates that reset quarterly, and are indexed to the three-month the Secured Overnight Financing Rate ("SOFR") which is a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, plus 1.91%. These securities have a five-year call provision. The Company paid $321,000 and $373,000 in interest expense related to this issuance in 2025 and 2024, respectively. The Company guarantees all of these securities.

The Company's equity interest in the trust subsidiary is included in other assets on the Consolidated Statements of Financial Condition at December 31, 2025 and 2024. For regulatory reporting purposes, the Federal Reserve Board has indicated that the preferred securities will continue to qualify as Tier 1 capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them.

On October 14, 2020, the Company executed a private placement of $25.0 million of its 5.50% Fixed to Floating Rate non-amortizing Subordinated Debt (the “2020 Subordinated Debt”) to certain qualified institutional investors. The 2020 Subordinated Debt has a maturity date of October 15, 2030, and initially was interest-bearing, payable semi-annually, at a fixed annual rate of 5.50% per annum until October 15, 2025. The 2020 Subordinated Debt is senior in the Company’s credit repayment hierarchy only to the Company’s common equity and any future senior indebtedness and is intended to qualify as Tier 2 capital for regulatory capital purposes for the Company.

Commencing on October 16, 2025, the interest rate applicable to the outstanding principal amount due reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 5.32%, payable quarterly through maturity (9.22% as of December 31, 2025). The Company has the option to redeem the 2020 Subordinated Debt at par, in whole or in part, at any time after October 15, 2025 (the first redemption date). As of December 31, 2025, the Company allowed the debt to remain outstanding. The Company paid $783,000 in origination and legal fees as part of this transaction. These fees were fully amortized over the life of the 2020 Subordinated Debt through its first redemption date using the effective interest method, giving rise to an effective cost of funds of 6.22% from the issuance date calculated under this method. Accordingly, interest expense related to this indebtedness of $1.7 million and $1.6 million was recorded in the years ended December 31, 2025 and 2024, respectively.

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

Federal Regulations

Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: Total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 6.0%, a Common Equity Tier 1 ("CET1") risk-based capital ratio of 4.5%, and a Tier 1 capital to average assets ratio (known as the "leverage ratio") of 4.0%.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. CET1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as CET1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (CET1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on AFS equity securities with readily determinable fair market values. Pathfinder Bank exercised the opt-out election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, regulators take into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions when and where deemed necessary.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management personnel if the institution does not hold a “capital conservation buffer” consisting of 2.5% of CET1 to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. Notwithstanding the foregoing, pursuant to the EGRRCPA, the FDIC finalized a rule that established a community bank leverage ratio (“CBLR”). The CBLR (Tier 1 capital to average consolidated assets) was established at 9% for institutions under $10 billion in assets and such institutions may elect to utilize the CBLR threshold level of capital in lieu of the generally-applicable risk-based capital requirements under Basel III. Such institutions that meet the CBLR threshold and certain other qualifying criteria will automatically be deemed to be well-capitalized. A financial institution can elect to be subject to this new definition. In November 2025, the federal banking agencies issued a proposed rule to lower the CBLR ratio to 8%. That proposed rule was not effective as of December 31, 2025. As of December 31, 2025, the Bank did not elect to become subject to the CBLR.

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

An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a CET1 risk-based capital ratio of 6.5% or greater, and a leverage ratio of 5.0% or greater . An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a CET1 risk-based capital ratio of 4.5% or greater, and a leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a CET1 risk-based capital ratio of less than 4.5%, or a leverage ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a CET1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

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

At December 31, 2025, Pathfinder Bank was well-capitalized.

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

The FDIC has authority to increase insurance assessments and adopted a final rule in October 2022 to increase initial base deposit insurance assessment rates by two basis points beginning in the first quarterly assessment period of 2023. As a result, effective January 1, 2023, assessment rates for institutions of the Bank’s size ranged from 2.5 to 32 basis points. The FDIC may also issue special assessments.

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

Community Reinvestment Act. Under the CRA, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish or acquire branches and merger with other depository institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Pathfinder Bank’s latest FDIC CRA rating, dated February 18, 2025, was “satisfactory.”

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

Federal Home Loan Bank System. Pathfinder Bank is a member of the Federal Home Loan Bank System, which consists of eleven regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB-NY, Pathfinder Bank is required to acquire and hold a specified amount of shares of capital stock in the FHLB-NY. As of December 31, 2025, Pathfinder Bank was in compliance with this requirement.

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

The Company’s federal tax returns are statutorily subject to potential audit for the years 2022 through 2025. No federal income tax returns are under audit as of the date of this report.

Method of Accounting. For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.

Bad Debt Reserves. Prior to 1996, Pathfinder Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of tax law changes in 1996, Pathfinder Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2025, Pathfinder Bank had no reserves subject to recapture in excess of its base year reserves. The Bank continues to be required to use the specific charge-off method to account for tax bad debt deductions.

Taxable Distributions and Recapture. Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if Pathfinder Bank failed to meet certain thrift asset and definitional tests or made certain distributions. Tax law changes in 1996 eliminated thrift-related recapture rules. However, under current law, pre-1988 tax bad debt reserves remain subject to recapture if Pathfinder Bank makes certain non-dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a “bank” for tax purposes. At December 31, 2025, our total federal pre-base year bad debt reserve was approximately $1.3 million.

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

Business Asset Expensing. Federal tax law allows taxpayers to immediately expense the entire cost of certain qualifying depreciable tangible property and certain real property improvements under the bonus depreciation provisions of the Internal Revenue Code. Under the Tax Cuts and Jobs Act of 2017, taxpayers were permitted to claim 100% bonus depreciation for property acquired and placed in service after September 27, 2017 and before January 1, 2023 (with an additional year for certain property), with the deduction scheduled to phase down for property placed in service from 2023 through 2026. Subsequent legislation enacted in 2025 reinstated and made permanent 100% bonus depreciation for qualified property acquired and placed in service on or after January 19, 2025, subject to applicable acquisition and placed-in-service requirements.

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

Demographics

At December 31, 2025, we employed 187 team members, of which 179 were full-time, and 8 were part-time. Our staff is comprised of approximately 74% women. We continue to employ team members across our three-county footprint as follows:

Date	Headcount
12/31/2025	187
12/31/2024	186
12/31/2023	174
12/31/2022	174
12/31/2021	173

At December 31, 2025, approximately 47% of our staff was employed at our bank branch and loan production offices, with the remainder of our team employed within all other functional areas, including our customer-facing electronic commerce and call center units. None of these employees are represented by a collective bargaining agreement and management considers its relationship with employees to be good. During fiscal year 2025, we hired 55 employees, of which 47 were full-time, four were part-time, one was temporary, and three were interns. Our voluntary turnover rates for the previous five years are as follows:

Year	Voluntary Turnover %
2025	17.0%
2024	23.7%
2023	23.4%
2022	25.0%
2021	24.2%

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

For the year 2025, the population of our workforce was as follows:

Ethnicity	%
American Indian or Alaska Native	0.5%
Asian	1.6%
Black or African American	0.5%
Hispanic or Latino	2.1%
Two or more races (Not Hispanic or Latino)	0.5%
White	94.7%

Age Range	Total
18-25	22
26-35	68
36-45	46
46-55	24
56-65	23
Over 65	4
Grand Total	187

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

Retention Efforts

Employee retention helps us operate efficiently and achieve one of our business objectives. We believe our commitment to living out our core values, actively prioritizing concern for our team members’ well-being, supporting our team members’ career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing team members. At December 31, 2025, 28.3% of our current staff had been with us for ten years or more. There is a team assigned to retention efforts as a strategic initiative for 2026 and forward.

ITEM 1A: RISK FACTORS

Not required of a smaller reporting company.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 1C: CYBERSECURITY

The Company considers cybersecurity a subset of information security, and as such, cybersecurity risks and controls are assessed in our information security risk assessment and managed in our Information & Cybersecurity Program & Policy ("ICPP"). The ICPP is developed and maintained utilizing the Federal Financial Institutions Examination Council ("FFIEC") Information Technology Examination Handbook, FDIC and NYSDFS guidance and regulations, and Gramm-Leach–Bliley Act, and represents the standards, policies, procedures, and guidelines defining the Company’s security requirements and related activities, which includes risk management and risk assessment practices. Management has designated the Information Security Officer ("ISO"), who has 16 years of experience, along with the Technology Steering Committee, with implementing and monitoring the ICPP. The Company’s Information Technology ("IT") department consists of the Chief Information Officer ("CIO"), who has 17 years of experience with the Company, and other key personnel who have years of experience and various certifications related to assessing and managing cybersecurity risk. Additionally, the Company has developed a comprehensive enterprise risk management program to monitor risks related to its operations, including cybersecurity risk, and the Company’s Chief Risk Officer has primary responsibility for the enterprise risk management program. Management also engages the services of third parties to assist the ISO with their tasks. The Company believes that risk management is a component of overall governance and that IT risk management is a component of overall risk management.

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

ITEM 2: PROPERTIES

The Company has seven offices located in Oswego County, five offices located in Onondaga County and one limited purpose office located in Oneida County. Management believes that the Bank’s facilities are adequate for the business conducted. The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 2025. The aggregate net book value of the Bank's premises and equipment was $18.0 million at December 31, 2025. For additional information regarding the Bank's properties, see Note 8 to the consolidated financial statements.

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
258 Genesee Street
Utica, New York 13502

(1)
The building is owned; the underlying land is leased with an annual rent of $41,000.
(2)
The premises are leased with an annual rent of $64,000.
(3)
The premises are leased with an annual rent of $78,000.
(4)
The premises are leased with an annual rent of $262,000.
(5)
The premises are leased with an annual rent of $946,000.
(6)
The premises are leased with an annual rent of $18,000.

ITEM 3: LEGAL PROCEEDINGS

There are various claims and lawsuits to which the Company is periodically involved that are incidental to the Company's business, most notably foreclosures. In the opinion of management, such claims and lawsuits in the aggregate are not expected to have a material adverse impact on the Company's consolidated financial condition and results of operations at December 31, 2025.

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s voting common stock trades on the NASDAQ Capital Market under the symbol “PBHC.”

There were 275 shareholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms) as of March 24, 2026.

During the fourth quarter of 2025, the Company did not repurchase any shares of its common stock.

Equity Compensation Plan Information

The following table provides information as of December 31, 2025 with respect to shares of voting common stock that may be issued under the Company’s existing equity compensation plans. See Note 15.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	78,784	$11.06	175,000

Equity compensation plans not approved by stockholders	N/A	N/A	N/A

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

On October 16, 2014, Pathfinder Bancorp, MHC converted from the mutual holding company form of organization to the stock holding company form of organization (the “Conversion”). Following the completion of the Conversion, the Company was created substantially in its current form and Pathfinder Bancorp, MHC ceased to exist. The Company had 6,185,644 and 6,125,649 shares of voting and non-voting common stock in aggregate outstanding at December 31, 2025 and December 31, 2024, respectively.

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

On May 8, 2019, the Company filed Articles Supplementary with the Maryland Department of Assessments and Taxation to issue 1,155,283 shares of Series B Preferred Stock to Castle Creek. Each share of the Series B Preferred Stock was convertible on a one-for-one basis into either (i) Common Stock under certain circumstances or (ii) non-voting common stock, par value $0.01 per share (which was also convertible into Common Stock), subject to approval of the creation of such class of non-voting common stock by the Company’s stockholders.

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

As discussed above, pursuant to the Securities Purchase Agreement, on May 8, 2019, the Company issued a Warrant to Castle Creek to purchase 125,000 shares of non-voting common stock at an exercise price equal to $14.25 per share. At the same time, the Company entered into a Warrant Agreement with Castle Creek, to, among other things, authorize and establish the terms of the Warrant. The Warrant is exercisable at any time after May 8, 2019, and from time to time, in whole or in part, until May 8, 2026. However, the exercise of such Warrant remains subject to certain contractual provisions, and regulatory approval if Castle Creek’s ownership of Common Stock would exceed 9.9%. At December 31, 2025, Castle Creek owned approximately 9.7% of the Company’s common voting stock. The Warrant will receive dividends equal to the amount paid on the Company’s common stock. The dividend payment shall be calculated on (1) the unexercised portion of the 125,000 notional shares encompassed within the terms of the Warrant, less (2) any exercised portion of the 125,000 shares, times (3) the amount of the quarterly dividend paid to common shareholders. Dividend payments, if declared on the Company’s common stock, will be made on the Warrant until its expiration date.

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

Conversion: Each share of Non-Voting Common Stock will be convertible into one share of the Company’s Common Stock (i) at any time and from time to time at the request of the holder thereof or at the written request of the Company; provided that upon such conversion, the holder, together with all affiliates of the holder, will not own or control in the aggregate more than 9.9% of the Company’s Common Stock (or of any class of the Company’s voting securities), excluding for the purpose of this calculation any reduction in the ownership resulting from transfers by such holder of voting securities (which, for the avoidance of doubt, does not include the Non-Voting Common Stock); or (ii) automatically, without any further action of the part of the holder, on the date that the holder transfers such share of Non-Voting Common Stock to a non-affiliate of the holder in a permissible transfer.

SELECTED FINANCIAL DATA

The following selected consolidated financial data sets forth certain financial highlights of the Company and should be read in conjunction with the consolidated financial statements and related notes:

	At or for the year ended December 31,
(In thousands, except per share amounts)	2025	2024	2023	2022	2021
Year End
Total assets	$1,426,636	$1,474,874	$1,465,798	$1,399,921	$1,285,177
Investment securities available-for-sale	276,815	269,331	258,716	191,726	190,598
Investment securities held-to-maturity	130,324	158,683	179,286	194,402	160,923
Loans receivable, net	867,234	901,743	881,232	882,435	819,524
Deposits	1,183,848	1,204,524	1,120,067	1,125,430	1,055,346
Borrowings and subordinated debt	88,229	118,175	205,513	145,730	106,661
Shareholders' equity	122,451	121,483	120,256	111,582	110,633

For the Year
Total interest income	$76,653	$78,357	$67,663	$51,098	$45,827
Total interest expense	32,318	37,368	28,744	9,695	7,532
Net interest income	44,335	40,989	38,919	41,403	38,295
Provision for credit losses	16,342	10,973	2,930	2,754	1,022
Net interest income after provision for credit losses	27,993	30,016	35,989	38,649	37,273
Total noninterest income	2,495	9,561	5,190	5,914	6,231
Total noninterest expense	34,581	34,417	29,395	28,874	27,495
(Loss) income before income taxes	(4,093)	5,160	11,784	15,689	16,009
Income tax (benefit) expense	(2,160)	332	2,362	2,656	3,499
Net income attributable to noncontrolling interest	-	1,445	129	101	103
Net (loss) income attributable to Pathfinder Bancorp, Inc.	$(1,933)	$3,383	$9,293	$12,932	$12,407
Convertible preferred stock dividends	-	-	-	-	97
Warrant dividends	50	50	45	45	35
Undistributed earnings allocated to participating securities	(1,066)	216	1,729	2,666	2,699
Net (loss) income available to common shareholders	$(917)	$3,117	$7,519	$10,221	$9,576

Per Share
(Loss) income per share - basic	$(0.31)	$0.54	$1.51	$2.13	$2.07
(Loss) income per share - diluted	(0.31)	0.54	1.51	2.13	2.07
Book value per common share	19.80	19.83	19.59	18.40	18.43
Tangible book value per common share (a)	18.11	18.03	18.83	17.63	17.66
Cash dividends declared	0.40	0.40	0.36	0.36	0.28

Performance Ratios
Return on average assets	(0.13)%	0.23%	0.67%	0.96%	0.98%
Return on average equity	(1.54)	2.75	8.09	11.77	11.91
Average equity to average assets	8.58	8.47	8.26	8.17	8.26
Shareholders' Equity to total assets at end of year	8.58	8.24	8.15	7.93	8.58
Net interest rate spread	2.67	2.37	2.47	3.05	3.06
Net interest margin	3.21	2.98	2.95	3.24	3.21
Average interest-earning assets to average interest-bearing liabilities	123.57	122.58	121.63	124.03	124.61
Noninterest expense to average assets	2.36	2.37	2.11	2.15	2.18
Efficiency ratio (a) (b)	69.12	72.53	66.74	60.81	61.80
Dividend payout ratio	(269.03)	78.28	28.95	20.87	16.17
Return on average common equity	(1.54)	2.75	8.09	11.77	11.91

	At December 31,
	2025	2024	2023	2022	2021
Asset Quality Ratios
Nonperforming loans to year end loans	3.07%	2.40%	1.92%	1.00%	1.00%
Nonperforming assets to total assets	1.94	1.50	1.19	0.66	0.65
Allowance for credit losses to year end loans	3.28	1.88	1.78	1.71	1.57
Allowance for credit losses to nonperforming loans	106.80	78.08	92.73	169.93	155.99

Regulatory Capital Ratios (Bank Only)
Total Capital (to risk-weighted assets)	14.72%	14.65%	15.05%	15.14%	15.19%
Tier 1 Capital (to risk-weighted assets)	13.45	13.40	13.80	13.88	13.94
Tier 1 Capital (to average assets)	9.41	9.64	10.11	9.67	9.52
Common Equity Tier 1 (to risk-weighted assets)	13.45	13.40	13.80	13.88	13.94

Number of:
Banking offices	13	13	12	12	11
Fulltime equivalent employees	175	175	164	160	161

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

	At or for the year ended December 31,
(In thousands, except per share amounts)	2025	2024	2023	2022	2021
Per Share
Book value per common share
Total Pathfinder Bancorp, Inc. shareholders' equity (book value) (GAAP)	$122,451	$121,483	$119,495	$110,997	$110,287
Total shares outstanding	6,186	6,126	6,100	6,032	5,983
Book value per common share	$19.80	$19.83	$19.59	$18.40	$18.43

Total common equity
Total equity (GAAP)	$122,451	$121,483	$119,495	$110,997	$110,287
Goodwill	5,056	5,056	4,536	4,536	4,536
Intangible assets	5,362	5,989	85	101	117
Tangible common equity	$112,033	$110,438	$114,874	$106,360	$105,634

Tangible book value per common share
Tangible common equity	$112,033	$110,438	$114,874	$106,360	$105,634
Total shares outstanding	6,186	6,126	6,100	6,032	5,983
Tangible book value per common share	$18.11	$18.03	$18.83	$17.63	$17.66

Performance Ratios
Efficiency ratio
Total noninterest expense (numerator)	$34,581	$34,417	$29,395	$28,874	$27,495
Net interest income	44,335	40,989	38,919	41,403	38,295
Noninterest income	2,495	9,561	5,190	5,914	6,231
Less: (Losses) gains on the sales and redemptions of investment securities	(23)	(71)	62	(169)	37
Less: Gains on sales of loans and foreclosed real estate	402	187	181	137	313
Less: Fair value adjustment to loans held-for-sale	(3,462)	-	-	-	-
Less: Loss (gain) on asset sale	(115)	3,169	-	-	-
Revenue (denominator)	$50,028	$47,265	$43,866	$47,349	$44,176
Efficiency ratio	69.12%	72.82%	67.01%	60.98%	62.24%

Dividend payout ratio
Dividends declared (numerator)	$2,467	$2,440	$2,177	$2,143	$1,548
Net (loss) income available to common shareholders (denominator)	(917)	3,117	7,519	10,221	9,576
Dividend payout ratio	(269.03)%	78.28%	28.95%	20.97%	16.17%

Return on average common equity
Net (loss) income attributable to Pathfinder Bancorp Inc. (GAAP) (numerator)	$(1,933)	$3,383	$9,293	$12,932	$12,407
Average equity (denominator)	125,920	122,901	114,824	109,898	104,131
Return on average common equity	(1.54)%	2.75%	8.09%	11.77%	11.91%

	At or for the year ended December 31,
(In thousands, except per share amounts)	2025	2024	2023	2022	2021
Regulatory Capital Ratios (Bank Only)
Total Capital (to risk-weighted assets)
Total equity (GAAP)	$138,947	$140,641	$137,943	$126,148	$121,896
Goodwill	(5,056)	(5,056)	(4,536)	(4,536)	(4,536)
Intangible assets	(5,362)	(5,989)	(85)	(101)	(117)
Addback: Accumulated other comprehensive income	5,367	9,144	9,605	12,172	1,268
Total Tier 1 Capital	$133,896	$138,740	$142,927	$133,683	$118,511
Allowance for credit losses (subject to regulatory limits)	12,663	13,007	12,995	12,076	10,655
Total Tier 2 Capital	$12,663	$13,007	$12,995	$12,076	$10,655
Total Tier 1 plus Tier 2 Capital (numerator)	$146,559	$151,747	$155,922	$145,759	$129,166
Risk-weighted assets (denominator)	995,575	1,035,557	1,035,747	962,861	850,157
Total Capital to risk-weighted assets	14.72%	14.65%	15.05%	15.14%	15.19%

Tier 1 Capital (to risk-weighted assets)
Total Tier 1 Capital (numerator)	$133,896	$138,740	$142,927	$133,683	$118,511
Risk-weighted assets (denominator)	995,575	1,035,557	1,035,747	962,861	850,157
Total Tier 1 Capital to risk-weighted assets	13.45%	13.40%	13.80%	13.88%	13.94%

Tier 1 Capital (to average assets)
Total Tier 1 Capital (numerator)	$133,896	$138,740	$142,927	$133,683	$118,511
Total average assets	1,433,594	1,450,254	1,418,313	1,387,480	1,249,752
Goodwill	(5,056)	(5,056)	(4,536)	(4,536)	(4,536)
Intangible assets	(5,362)	(5,989)	(85)	(101)	(117)
Average adjusted assets (denominator)	$1,423,176	$1,439,209	$1,413,692	$1,382,843	$1,245,099
Total Tier 1 Capital to average assets	9.41%	9.64%	10.11%	9.67%	9.52%

Common Equity Tier 1 (to risk-weighted assets)
Total Common Equity Tier 1 Capital (numerator)	$133,896	$138,740	$142,927	$133,683	$118,511
Risk-weighted assets (denominator)	995,575	1,035,557	1,035,747	962,861	850,157
Total Common Equity Tier 1 to risk-weighted assets	13.45%	13.40%	13.80%	13.88%	13.94%

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

Allowance for Credit Losses. On January 1, 2023 the Company adopted ASC 326, Financial Instruments—Credit Losses, and accounts for its allowance for credit losses on loans in accordance with the Current Expected Credit Loss ("CECL") methodology. The allowance for credit losses on loans and unfunded commitments is a valuation allowance for management’s estimate of expected credit losses in the loan portfolio and commitments to extend credit. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment on the use of estimates related to the amount and timing of expected future cash flows on individually evaluated loans, estimated losses on pools of homogeneous loans based on historical loss experience, and environmental factors, all of which may be susceptible to significant change.

The Company establishes a specific allowance for all troubled credits identified through both normal and targeted credit review processes. Loans recognized within the internal review are identified as being individually evaluated and excluded from collective pools. Individually evaluated loans are considered to have unique risk characteristics when their risk profile, repayment characteristics, or loss exposure are sufficiently distinct such that inclusion in a pooled evaluation would not appropriately reflect its expected credit loss. Factors that may result in such classification include, but are not limited to, borrower-specific financial stress or credit deterioration, nonaccrual status or sustained delinquency, bankruptcy, insolvency, or restructuring proceedings, reliance on a single or materially weakened source of repayment, material adverse changes in collateral value, condition, or marketability, collateral dependency, unique or non-standard loan structures or modifications, adverse changes in guarantor support, or other circumstances indicating the loan no longer shares similar risk characteristics with the pool. For individually evaluated loans, management measures credit losses using a discounted cash flow approach, collateral-dependent valuation techniques, observable market pricing (when available), or other methods permitted under ASC 326 that reasonably estimate expected credit losses based on the specific facts and circumstances of the loan. The selected methodology is applied consistently and is based on the specific facts and circumstances of each loan. At December 31, 2025, the Bank’s position in individually evaluated loans consisted of 127 loans totaling $89.4 million. All were valued based on a collateral analysis. No loans were valued using the present value of future cash flows method or other methods permitted under ASC 326. For all other loans, the Company uses the general allocation methodology that establishes an allowance to estimate the lifetime loss for each risk-rating category. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for credit losses and a discussion of the factors driving changes in the amount of the allowance for credit losses is included in this report.

As noted above, the ACL represents management’s estimate of lifetime losses in the Bank’s loan portfolio. Determining the amount of the ACL requires significant judgment on the part of management and the use of estimates related to the amount and timing of expected future cash flows on individually evaluated loans, estimated losses on pools of homogeneous loans based on historical loss experience, as correlated to historical economic metrics and in consideration of current economic trends and conditions, and other qualitative factors, all of which may be susceptible to significant change.

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

In estimating the ACL on loans, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate. At December 31, 2025, the Bank held $536.9 million in commercial real estate and commercial & industrial loans (collectively, commercial loans) representing 59.9% of the Bank’s entire loan portfolio. The Bank allocated $23.3 million to the ACL for these loans, including $326,000 derived from the use of qualitative factors in the calculation. Given the concentration of ACL allocation to the total commercial loan portfolio and the significant judgments made by management in deriving the qualitative loss factors, management considers the impact that changes in judgments could have on the ACL. The ACL could increase (or decrease) by approximately $82,000, assuming a 25% negative (or positive) change within the group of qualitative factors used to determine the ACL for commercial loans. The sensitivity and related range of impacts for various judgments on the ACL is a hypothetical analysis and is used to determine management’s judgments or assumptions of qualitative loss factors that were utilized at December 31, 2025 in the final recorded estimation of the ACL on loans recognized on the Consolidated Statements of Financial Condition.

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

Evaluation of Goodwill. Management performs an annual evaluation of the Company’s goodwill for possible impairment. Based on the results of the 2025 evaluation, management has determined that the carrying value of goodwill is not impaired as of December 31, 2025. The evaluation approach is described in Note 10 of the consolidated financial statements contained herein.

Estimation of Fair Value. The estimation of fair value is significant to several of our assets; including AFS investment securities, interest rate derivatives (discussed in detail in Note 22 of the consolidated financial statements), intangible assets, foreclosed real estate, and the value of loan collateral when valuing loans. These are all recorded at either fair value, or the lower of cost or fair value. Fair values are determined based on third party sources, when available. Furthermore, accounting principles generally accepted in the United States require disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements. Fair values on our AFS securities may be influenced by a number of factors; including market interest rates, prepayment speeds, discount rates, and the shape of yield curves.

Fair values for AFS securities are obtained from an independent third party pricing service. Where available, fair values are based on quoted prices on a nationally recognized securities exchange. If quoted prices are not available, fair values are measured using quoted market prices for similar benchmark securities. Management made no adjustments to the fair value quotes that were provided by the pricing source. The fair values of foreclosed real estate and the underlying collateral value of individually analyzed loans are typically determined based on evaluations by third parties, less estimated costs to sell. When necessary, appraisals are updated to reflect changes in market conditions.

RECENT EVENTS

On December 22, 2025, the Company announced that its Board of Directors had declared a cash dividend of $0.10 per share on the Company’s voting common and non-voting common stock, and a cash dividend of $0.10 per notional share for the issued Warrant relating to the fiscal quarter ended December 31, 2025. The dividend was paid on February 6, 2026 to shareholders of record on January 16, 2026.

EXECUTIVE SUMMARY AND RESULTS OF OPERATIONS

The Company reported a net loss of $1.9 million or $0.31 per diluted share for the full year 2025, a decrease of $5.3 million compared to net income of $3.4 million or $0.54 per diluted share in 2024. Net income decreased during 2025 compared to the previous year, primarily due to an increase of $5.4 million in provision for credit losses, which reflected a comprehensive review of all commercial loan relationships with exposures of $500,000 or more, representing approximately 90% of the commercial portfolio, that was announced in October 2025 and completed in December 2025. Additionally, the decrease in net income from the prior year was driven by fair value adjustment or lower of cost or market adjustment to loans held-for-sale ("LOCOM HFS adjustment") that lowered noninterest income by $3.5 million in 2025. Prior year net income also benefited from $1.1 million of insurance agency revenue and a $3.2 million gain on sale associated with the Company's insurance agency asset which was sold in October 2024.

Return on average assets decreased 36 basis points to negative 0.13% in 2025 from 0.23% in 2024. Return on average equity decreased 429 basis points to negative 1.54% in 2025 as compared to 2.75% in 2024. The decreases in return on average assets and return on average equity in 2025, as compared to the previous year, were both primarily due to the aforementioned decrease in net income. Average assets increased in 2025 by $17.6 million, or 1.2%.

Net interest income before provision for credit losses increased $3.3 million or 8.2% to $44.3 million for the year ended December 31, 2025, compared to $41.0 million for the year ended December 31, 2024. Interest and dividend income decreased $1.7 million or 2.2% to $76.7 million for the year ended December 31, 2025 from $78.4 million for the year ended December 31, 2024. Total interest expense for the year ended December 31, 2025 decreased $5.1 million or 13.5% to $32.3 million from $37.4 million for the year ended December 31, 2024. The increase in net interest income before provision for credit losses, was driven by lower interest expense, primarily reflecting a reduction in interest rates for the year ended December 31, 2025, compared to one year ago. Total average balances on interest-earning assets increased $5.0 million, to $1.38 billion for the year ended December 31, 2025. The overall average yield on interest-earning assets decreased 14 basis points to 5.56% for the year ended December 31, 2025 from 5.70% for the year ended December 31, 2024. The total average interest-bearing liabilities decreased $4.9 million to $1.12 billion for the year ended December 31, 2025, while the average rate paid on interest-bearing liabilities decreased 44 basis points, to 2.89% for the year ended December 31, 2025, compared to 3.33% one year ago.

The Company recorded a provision for credit losses of $16.3 million in 2025 as compared to $11.0 million in the prior year. The $5.3 million year-over-year increase in provision for credit losses primarily reflects a risk-based reserve build from the comprehensive loan portfolio review of all commercial loan relationships with exposures of $500,000 or more, representing approximately 90% of the commercial portfolio, which was announced in October 2025 and completed in December 2025. Additionally, the provision for credit losses in 2025 reflected an increase in nonperforming loans of $5.5 million at December 31, 2025 as compared to December 31, 2024. The Company recorded $4.2 million in net charge-offs in 2025 as compared to $9.8 million in net charge-offs in 2024. The elevated loan charge-offs for 2024 were related to the loan portfolio review conducted in the third quarter of 2024.

Total noninterest income was $2.5 million in 2025, a decrease of $7.1 million, or 73.9%, from $9.6 million in 2024. The decrease from the prior year was driven by fair value adjustment impacts or lower of cost or market adjustment to loans held-for-sale ("LOCOM HFS adjustment") that reduced noninterest income by $3.5 million in 2025. Prior year noninterest income also benefited from $1.1 million in insurance agency revenue and a $3.2 million gain on sale associated with the Company's insurance agency asset which was sold in October 2024. Additionally, the decrease in noninterest income was driven by lower debit card interchange fees of $365,000 and lower other charges, commissions & fees of $468,000, compared to the previous year.

Noninterest expense totaled $34.6 million and $34.4 million for the years ended December 31, 2025 and December 31, 2024, respectively. Salaries and employee benefits, constituting the largest component of noninterest expense, increased $1.1 million to $18.9 million in 2025. The increase from 2024 was primarily attributed to higher salaries and benefits costs associated with merit increases and wage inflation, as well as higher costs related to stock-based compensation. Building and occupancy costs increased $1.2 million or 29.0% in 2025 from the prior year, reflecting a full year of expenses associated with operating the East Syracuse branch acquired in July 2024. Professional and other services expenses decreased $936,000 from the previous year, when the Company incurred transaction-related expenses associated with the East Syracuse branch acquisition and consulting services costs related to technology enhancements, both in 2024. Additionally, noninterest expense was reduced $1.3 million in 2025 as compared to 2024 due to the absence of costs associated with the Company's insurance agency asset sold in October 2024.

Net loan charge-offs to average loans were 0.46% for 2025, as compared to 1.09% for 2024. Total past due loans measured as a percentage of total loans, increased from 3.81% at December 31, 2024 to 5.91% at December 31, 2025, primarily due to increases of $16.6 million in past due commercial loans and $1.6 million in past due residential loans. Nonperforming loans to total loans increased to 3.07% at December 31, 2025, compared to 2.40% at December 31, 2024. Total nonperforming assets increased $5.6 million, or 25.4%, between December 31, 2024 and December 31, 2025, largely driven by an increase of $6.7 million in nonperforming commercial real estate and commercial and industrial loans, offset by a decrease in nonperforming residential loans of $1.2 million. Commensurate with the increase in nonperforming loans to year end loans, the ratio of nonperforming assets to total assets increased to 1.94% at December 31, 2025 from 1.50% at December 31, 2024. The allowance for credit losses to non-performing loans at December 31, 2025 was 106.80%, compared with 78.08% at December 31, 2024.

Management monitors its loan portfolio closely and has incorporated our current estimate of the ultimate collectability of all loans into the reported allowance for credit losses at December 31, 2025. Overall, the ratio of the allowance for credit losses to year end loans increased to 3.28% at December 31, 2025 from 1.88% at December 31, 2024.

The Company’s shareholders’ equity increased $968,000 or 0.8%, to $122.5 million at December 31, 2025 from $121.5 million at December 31, 2024. This increase was primarily due to a $3.8 million decrease in accumulated other comprehensive loss, and an increase of $1.6 million in additional paid in capital, offset by a $4.5 million decrease in retained earnings. Comprehensive loss decreased primarily due to net unrealized gains on pension and post-retirement benefits and AFS securities. The increase of $1.6 million for additional paid in capital was due to increased stock option exercise activity during the year. The decrease in retained earnings resulted from a $1.9 million net loss recorded for the year ended December 31, 2025, $1.9 million for cash dividends declared on voting common stock, $552,000 for cash dividends declared on non-voting common stock and $50,000 for cash dividends declared on issued warrants.

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

Net interest income, before provision for credit losses, increased $3.3 million, or 8.2%, to $44.3 million in 2025 as compared to $41.0 million in the previous year. Our net interest margin for the year ended December 31, 2025 increased to 3.21% from 2.98% compared to the prior year. The increase in net interest income was primarily due to lower interest expense of $5.1 million, or 13.5%, partially offset by lower interest and dividend income of $1.7 million or 2.2%. The $1.7 million decrease in interest and dividend income was driven by lower average taxable investment securities balances of $2.6 million, combined with lower average yield of taxable investment securities of 45 basis points. The decrease in interest expense was a result of the lower interest rate environment in 2025, which reduced cost of funds on MMDA accounts, time deposits, and borrowings, of 40 basis points, 46 basis points, and 63 basis points, respectively. Additionally, interest expense decreased due to lower average balances of time deposits of $31.4 million and borrowings of $50.0 million for the year ended December 31, 2025.

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

	For the year ended December 31,
	2025			2024
	Average		Yield /	Average		Yield /
(In thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$909,683	$53,560	5.89%	$903,941	$52,705	5.83%
Taxable investment securities	420,838	20,936	4.97%	423,475	22,939	5.42%
Tax-exempt investment securities	34,136	1,707	5.00%	30,861	1,920	6.22%
Fed funds sold and interest-earning deposits	14,984	450	3.00%	16,379	793	4.84%
Total interest-earning assets	1,379,641	76,653	5.56%	1,374,656	78,357	5.70%
Noninterest-earning assets:
Other assets	115,350			102,582
Allowance for credit losses	(17,277)			(16,670)
Net unrealized losses on available-for-sale securities	(9,357)			(9,769)
Total assets	$1,468,357			$1,450,799
Interest-bearing liabilities:
NOW accounts	$115,555	$1,275	1.10%	$101,336	$1,111	1.10%
Money management accounts	10,233	12	0.12%	11,679	13	0.11%
MMDA accounts	282,650	8,823	3.12%	227,597	8,020	3.52%
Savings and club accounts	127,414	318	0.25%	118,965	307	0.26%
Time deposits	485,975	17,560	3.61%	517,352	21,042	4.07%
Subordinated debt	30,179	1,972	6.53%	30,002	1,966	6.55%
Borrowings	64,489	2,358	3.66%	114,471	4,909	4.29%
Total interest-bearing liabilities	1,116,495	32,318	2.89%	1,121,402	37,368	3.33%
Noninterest-bearing liabilities:
Demand deposits	196,353			184,572
Other liabilities	29,589			21,924
Total liabilities	1,342,437			1,327,898
Shareholders' equity	125,920			122,901
Total liabilities & shareholders' equity	$1,468,357			$1,450,799
Net interest income		$44,335			$40,989
Net interest rate spread			2.67%			2.37%
Net interest margin			3.21%			2.98%
Ratio of average interest-earning assets to average interest-bearing liabilities			123.57%			122.58%

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

	Years Ended December 31,
	2025 vs 2024
	Increase/(Decrease) Due to
			Total
			Increase
(In thousands)	Volume	Rate	(Decrease)
Interest Income:
Loans	$336	$519	$855
Taxable investment securities	(142)	(1,861)	(2,003)
Tax-exempt investment securities	190	(403)	(213)
Interest-earning deposits	(63)	(280)	(343)
Total interest income	321	(2,025)	(1,704)
Interest Expense:
NOW accounts	157	7	164
Money management accounts	(2)	1	(1)
MMDA accounts	1,789	(986)	803
Savings and club accounts	21	(10)	11
Time deposits	(1,226)	(2,256)	(3,482)
Subordinated debt	12	(6)	6
Borrowings	(1,907)	(644)	(2,551)
Total interest expense	(1,156)	(3,894)	(5,050)
Net change in net interest income	$1,477	$1,869	$3,346

Interest Income

Changes in interest income result from changes in the average balances of loans, securities, and interest-earning deposits and the related average yields on those balances.

Interest and dividend income decreased $1.7 million, or 2.2%, to $76.7 million for the year ended December 31, 2025, compared to $78.4 million for the year ended December 31, 2024. The decrease in 2025 was driven by lower average interest-earning balances of taxable investment securities and federal funds sold and interest-earning deposits down by $2.6 million and $1.4 million, respectively, accompanied by lower average yields of taxable investment securities and federal funds sold and interest-earning deposits down 45 basis points to 4.97% from 5.42% and 184 basis points, to 3.00% from 4.84% respectively. These decreases were offset by higher average balances of loans and tax-exempt securities up $5.7 million and $3.3 million, respectively, and higher average yields of six basis points to 5.89% from 5.83% for average loans, when compared to the year ended December 31, 2024. The decline in interest income reflected the decrease in total average yield of average interest-earnings assets which decreased 14 basis points, to 5.56% for the year ended December 31, 2025 from 5.70% for the year ended December 31, 2024, offset by the increase in total average interest-earning assets which increased $5.0 million from the sequential year.

Interest Expense

Interest expense totaled $32.3 million for the year ended December 31, 2025, down $5.1 million or 13.5% from $37.4 million for the year ended December 31, 2024. The decrease in interest expense for the year ended December 31, 2025, was primarily driven by the lower interest rate environment and decreased average borrowing balances and associated costs. Total cost of funds on average interest-bearing deposits for the year ended December 31, 2025, was 2.74%, down 38 basis points, from 3.12% for the year ended December 31, 2024. Total average balances on interest-bearing deposits increased $44.9 million to $1.02 billion for the year ended December 31, 2025, from $976.9 million for the year ended December 31, 2024. Average balances on borrowings decreased to $64.5 million, down $50.0 million, and cost of funds related to average borrowings decreased to 3.66%, down 63 basis points for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The decrease in interest expense was the result of the decrease in the average balance of total interest-bearing liabilities which decreased $4.9 million, or 0.44%, paired with lower cost of funds down 44 basis points, to 2.89% for the year ended December 31, 2025 from the year ended December 31, 2024.

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

The Company recorded a provision for credit losses of $16.3 million in 2025 as compared to $11.0 million in the prior year. The $5.3 million year-over-year increase in provision for credit losses reflected a comprehensive loan portfolio review of all commercial loan relationships of $500,000 or more, representing approximately 90% of the commercial portfolio, which was announced in October 2025 and completed in December 2025. The increase in provision for credit losses reflects a risk-based reserve build of the Company's forward-looking assessment of loans identified through the comprehensive loan portfolio review.

The Company recorded $4.2 million in net charge-offs in 2025 as compared to $9.8 million in net charge-offs in 2024. The ratio of net charge-offs to average loans therefore decreased to 0.46% in 2025 from 1.09% in 2024. Further information on earnings per share can be found in Note 1 to the consolidated financial statements of this Form 10-K.

Nonperforming loans to total loans increased to 3.07% at December 31, 2025 as compared to 2.40% at December 31, 2024. The allowance for credit losses to non-performing loans at December 31, 2025 was 106.80%, compared with 78.1% at December 31, 2024.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions and net gains or losses on sales of securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the years indicated.

	For the years ended
(In thousands)	2025	2024	Change
Service charges on deposit accounts	$1,539	$1,436	$103	7.2%
Earnings and gain on bank owned life insurance	834	854	(20)	-2.3%
Loan servicing fees	386	375	11	2.9%
Debit card interchange fees	510	875	(365)	-41.7%
Insurance agency revenue	-	1,073	(1,073)	-100.0%
Other charges, commissions and fees	1,011	1,234	(223)	-18.1%
Noninterest income before gains and losses	4,280	5,847	(1,567)	-26.8%
Losses on sales and redemptions of investment securities	(23)	(71)	48	67.6%
(Loss) gain on asset sale	(115)	3,169	(3,284)	-103.6%
Gains on sales of loans and foreclosed real estate	402	187	215	115.0%
Fair value adjustment to loans held-for-sale	(3,462)	-	(3,462)	N/M
Loss on sale of premises and equipment	(37)	(13)	(24)	-184.6%
Non-recurring gain on lease renegotiations	-	245	(245)	-100.0%
Gains on marketable equity securities	1,450	197	1,253	636.0%
Total noninterest income	$2,495	$9,561	$(7,066)	-73.9%
N/M - Not meaningful

Total noninterest income was $2.5 million in 2025, a decrease of $7.1 million, or 73.9%, from $9.6 million in 2024. Excluding recorded gains and losses, noninterest income was down $1.6 million to $4.3 million for the year ended December 31, 2025 from $5.8 million for the year ended December 31, 2024. The decrease from the prior year was driven by fair value adjustment or lower of cost or market adjustment to loans held-for-sale ("LOCOM HFS adjustment") of nonperforming and substandard loan sales conducted in 2025, totaling a pre-tax loss in noninterest income of $3.5 million for the year ended December 31, 2025. Prior year noninterest income also benefited from $1.1 million of insurance agency revenue and a $3.2 million gain on sale associated with the Company's insurance agency asset sold in October 2024. Additionally, the decrease in noninterest income was driven by lower debit card interchange fees of $365,000, lower non-recurring gain on lease negotiations of $245,000, and lower other charges, commissions & fees of $223,000 compared to the previous year.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the years indicated.

	For the years ended
(In thousands)	2025	2024	Change
Salaries and employee benefits	$18,904	$17,810	$1,094	6.1%
Building and occupancy	5,313	4,118	1,195	29.0%
Data processing	2,672	2,471	201	8.1%
Professional and other services	2,750	3,686	(936)	-25.4%
Advertising	459	604	(145)	-24.0%
FDIC assessments	604	916	(312)	-34.1%
Audits and exams	475	539	(64)	-11.9%
Amortization expense	627	293	334	114.0%
Insurance agency expense	-	1,281	(1,281)	-100.0%
Community service activities	70	130	(60)	-46.2%
Foreclosed real estate expenses	106	102	4	3.9%
Other expenses	2,601	2,467	134	5.4%
Total noninterest expenses	$34,581	$34,417	$164	0.5%

Noninterest expenses totaled $34.6 million for the year ended December 31, 2025, which was an increase of $164,000, or 0.5%, from $34.4 million for the year ended December 31, 2024. This increase was primarily attributed to higher salaries and employee benefits associated with general salary increases and a change in workforce composition in 2025, as the Company strategically added more senior, key personnel across the organization and higher occupancy costs related to the addition of the East Syracuse branch, offset by lower expenses related to the divestiture of the Company's insurance company in October 2024.

Salaries and employee benefits, which constituted the largest component of noninterest expenses, increased $1.1 million to $18.9 million for the year ended December 31, 2025. The increase from the year ended December 31, 2024, was primarily attributed to higher salaries and benefits costs associated with merit increases and wage inflation of $426,000, as well as $736,000 in higher costs related to stock-based compensation. Building and occupancy costs increased $1.2 million or 29.0% from the sequential year, reflecting a full year of expenses associated with operating the East Syracuse branch acquired in July 2024. Building leases and maintenance increased $915,000 from the previous year. Professional and other services expense decreased $936,000 from the previous year, when the Company incurred transaction-related expenses associated with the East Syracuse branch acquisition and consulting services costs related to technology enhancements, both in 2024. Additionally, noninterest expense was reduced $1.3 million in 2025 as compared with 2024, primarily due to the absence of costs associated with the Company's insurance agency asset sold in October 2024.

Income Tax Expense

Income tax expense (benefit) decreased $2.5 million in 2025, resulting in an income tax benefit of $2.2 million compared to income tax expense of $332,000 in 2024. The change was primarily attributable to a pre-tax loss of $4.1 million in 2025 compared to pre-tax income of $5.2 million in 2024. The decline in pre-tax earnings was largely driven by higher credit-related costs, including asset sales, loan charge-offs and increased provisions for the allowance for credit losses. In addition, the Company recognized deferred tax assets related to New York State net operating losses and temporary differences associated with the allowance for credit losses.

In 2025, the Company’s effective tax rate was a benefit of 52.8%, as compared to an expense of 8.9% in 2024. The effective tax rate for 2025 was significantly impacted by the pre-tax loss reported during the year, which magnifies the effect of permanent tax differences relative to pre-tax results. The effective tax rate also reflects the recognition of state deferred tax assets associated with net operating losses and temporary differences related to the allowance for credit losses.

As a Maryland business corporation, the Company is required to file an annual report with, and pay franchise taxes to, the State of Maryland.

See Note 17 to the consolidated financial statements for the reconciliation of the statutory tax rate to the effective tax rate.

Earnings Per Share

Basic and diluted earnings per share for the year ended December 31, 2025 were both ($0.31), as compared to basic and diluted earnings per share of $0.54 for the year ended December 31, 2024. The decrease in earnings per share between these two years was due to the decrease in net income available to common shareholders between these two time periods. Further information on earnings per share can be found in Note 3 to the consolidated financial statements of this Form 10-K.

CHANGES IN FINANCIAL CONDITION

The Company's total assets were $1.43 billion at December 31, 2025, a decrease of $48.2 million, or 3.3% from December 31, 2024. The decrease was primarily the result of a decrease of $28.4 million in HTM securities, as well as a $34.5 million decrease in loans receivable, net, that reflects the reclassification of $5.9 million in loans to held-for-sale status. These decreases were partially offset by increases of $7.5 million in AFS securities and $6.6 million in bank owned life insurance. All other asset categories had a net increase of $499,000.

Investment Securities

The average balance of the investment portfolio, which represented 33.0% of the Company’s average interest-earning assets in 2025, is designed to generate a favorable rate of return in consideration of all risk factors associated with debt securities while assisting the Company in meeting its liquidity needs and interest rate risk strategies. All of the Company’s investments, with the exception of marketable equity securities, are classified as either AFS or HTM. The Company does not hold any trading securities. The Company invests in securities issued by United States Government agencies and sponsored enterprises (“GSE”), mortgage-backed securities, collateralized mortgage obligations, state and municipal obligations, mutual funds, equity securities, investment grade corporate debt instruments, and common stock issued by the FHLB-NY. By investing in these types of assets, the Company reduces the credit risk of its asset base through geographical and collateral-type diversification but must accept lower yields than would typically be available on loan products. Our mortgage-backed securities and collateralized mortgage obligation portfolios include privately-issued but substantially collateralized pass-through securities as well as pass-through securities guaranteed by GSEs.

At December 31, 2025, AFS investment securities increased 2.8% to $276.8 million and HTM investment securities decreased 17.9% to $130.3 million as compared to December 31, 2024. There were four securities that exceeded 10% of consolidated shareholders’ equity.

Our AFS investment securities are carried at fair value and our HTM investment securities are carried at amortized cost.

The following table sets forth the carrying value of the Company's investment portfolio at December 31:

	Available-for-Sale		Held-to-Maturity
(In thousands)	2025	2024	2025	2024
Investment Securities:
US treasury, agencies and GSEs	$65,015	$70,425	$3,559	$3,648
State and political subdivisions	33,918	33,322	14,594	17,153
Corporate	7,942	10,881	25,530	43,628
Asset backed securities	15,612	18,487	15,064	13,050
Residential mortgage-backed - US agency	49,015	39,171	7,640	9,575
Collateralized mortgage obligations - US agency	18,383	13,530	10,035	11,940
Collateralized mortgage obligations - Private label	86,724	83,309	54,078	59,946
Common stock - financial services industry	206	206	-	-
Total investment securities	$276,815	$269,331	$130,500	$158,940

The following table sets forth the scheduled maturities, amortized cost, fair values and average yields for the Company's investment securities at December 31, 2025. Average yield is calculated on the amortized cost to maturity. Adjustable rate mortgage-backed securities are included in the period in which interest rates are next scheduled to be reset.

AVAILABLE-FOR-SALE

	One Year or Less		More Than One to Five Years		More Than Five to Ten Years		More Than Ten Years		Total Investment Securities
(Dollars in thousands)	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Fair Value	Yield
Debt investment securities:
US Treasury, agencies and GSEs	$-	0.00%	$32,509	2.13%	$391	6.41%	$34,167	5.40%	$67,067	$65,015	3.82%
State and political subdivisions	140	3.30%	528	3.40%	7,542	1.97%	27,370	2.58%	35,580	33,918	2.47%
Corporate	4,066	5.62%	2,756	4.19%	-	0.00%	915	5.22%	7,737	7,942	5.06%
Asset backed securities	-	0.00%	-	0.00%	3,005	5.74%	12,700	5.16%	15,705	15,612	5.27%
Total	$4,206	5.54%	$35,793	2.31%	$10,938	3.16%	$75,152	4.33%	$126,089	$122,487	3.71%
Mortgage-backed securities:
Residential mortgage-backed - US agency	$2,234	0.85%	$-	0.00%	$1,898	2.20%	$45,500	4.90%	$49,632	$49,015	4.61%
Collateralized mortgage obligations - US agency	-	0.00%	1,345	2.32%	4,549	5.50%	12,988	4.13%	18,882	18,383	4.33%
Collateralized mortgage obligations - Private label	2,252	6.83%	17,277	6.14%	7,488	5.22%	60,815	4.94%	87,832	86,724	5.25%
Total	$4,486	3.85%	$18,622	5.86%	$13,935	4.90%	$119,303	4.84%	$156,346	$154,122	4.94%
Other non-maturity investments:
Equity securities	$206	2.32%	$-	0.00%	$-	0.00%	$-	0.00%	$206	$206	2.32%
Total	$206	2.32%	$-	0.00%	$-	0.00%	$-	0.00%	$206	$206	2.32%
Total investment securities	$8,898	4.62%	$54,415	3.52%	$24,873	4.14%	$194,455	4.64%	$282,641	$276,815	4.39%

HELD-TO-MATURITY

	One Year or Less		More Than One to Five Years		More Than Five to Ten Years		More Than Ten Years		Total Investment Securities
(Dollars in thousands)	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Fair Value	Yield
Debt investment securities:
US Treasury, agencies and GSEs	$-	0.00%	$1,498	3.18%	$-	0.00%	$2,061	2.52%	$3,559	$3,397	2.80%
State and political subdivisions	427	3.25%	5,744	2.54%	6,767	2.37%	1,656	2.56%	14,594	13,375	2.48%
Corporate	-	0.00%	18,977	5.61%	6,553	6.86%	-	0.00%	25,530	24,199	5.93%
Asset backed securities	-	0.00%	2,080	3.84%	416	5.61%	12,568	4.78%	15,064	14,206	4.67%
Total	$427	3.25%	$28,299	4.73%	$13,736	4.61%	$16,285	4.27%	$58,747	$55,177	4.58%
Mortgage-backed securities:
Residential mortgage-backed - US agency	$9	6.62%	$-	0.00%	$6,526	3.46%	$1,105	6.04%	$7,640	$7,311	3.84%
Collateralized mortgage obligations - US agency	-	0.00%	4,463	2.74%	-	0.00%	5,572	2.62%	10,035	9,124	2.67%
Collateralized mortgage obligations - Private label	9,559	3.18%	12,994	6.65%	2,106	5.85%	29,419	3.99%	54,078	53,586	4.56%
Total	$9,568	3.18%	$17,457	5.65%	$8,632	4.04%	$36,096	3.84%	$71,753	$70,021	4.24%
Total investment securities	$9,995	3.19%	$45,756	5.08%	$22,368	4.39%	$52,381	3.97%	$130,500	$125,198	4.39%

The yield information disclosed above does not give effect to changes in fair value that are reflected in accumulated other comprehensive loss in consolidated shareholders’ equity.

Loans Receivable

Average loans receivable represented 65.9% of the Company’s average interest earning assets in 2025 and accounted for the greatest portion of total interest income.

The following table sets forth the composition of our loan portfolio, including net deferred costs, in dollar amount and as a percentage of loans.

	December 31,
(Dollars in thousands)	2025		2024
Residential real estate	$240,599	26.8%	$255,302	27.8%
Residential real estate held-for-sale	-	0.0%	-	0.0%
Commercial real estate	380,124	42.4%	377,577	41.1%
Commercial and tax exempt	163,360	18.2%	162,059	17.6%
Home equity and junior liens	49,762	5.6%	51,338	5.6%
Consumer loans	62,825	7.0%	72,710	7.9%
Total loans receivable	$896,670	100.0%	$918,986	100.0%

The following table shows the amount of loans outstanding, including net deferred costs, as of December 31, 2025 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Demand loans having no stated schedule of repayments, no stated maturity, and overdrafts are reported as one year or less. Adjustable and floating rate loans are included in the period on which interest rates are next scheduled to adjust, rather than the period in which they contractually mature. Fixed rate loans are included in the period in which the final contractual repayment is due.

(In thousands)	One Year or Less	One to Five Years	Five to Fifteen Years	Over Fifteen Years	Total
Real estate:
Commercial real estate	$22,055	$19,070	$103,004	$235,995	$380,124
Residential real estate	829	3,046	50,217	186,507	240,599
Total real estate loans	$22,884	$22,116	$153,221	$422,502	$620,723
Commercial and tax exempt	$80,959	$39,164	$40,417	$2,820	$163,360
Home Equity and junior liens	30,712	2,345	14,616	2,089	49,762
Consumer	1,265	7,583	17,622	36,355	62,825
Total loans	$135,820	$71,208	$225,876	$463,766	$896,670

The following table sets forth fixed- and adjustable-rate loans at December 31, 2025 that are contractually due after December 31, 2026:

(In thousands)	Due After One Year
Interest rates:
Fixed	$379,655
Variable	381,195
Total loans	$760,850

Total loans receivable, including net deferred costs, decreased $22.3 million to $896.7 million at December 31, 2025 when compared to $919.0 million at December 31, 2024, due to decreases in residential mortgages of $14.7 million, consumer loans of $9.9 million, offset by an increase in commercial loans of $3.8 million.

In 2025, the outstanding balance of commercial real estate loans increased as the Bank continued to benefit from the expanding relationship-derived business activity within the markets that the Bank serves. The decrease in residential real estate and consumer loans was primarily the result of decreases in newly originated loans.

Nonperforming Loans and Assets

The following table represents information concerning the aggregate amount of nonperforming assets:

	December 31
(Dollars In thousands)	2025	2024
Nonaccrual loans:
Commercial and commercial real estate loans	$24,616	$18,212
Consumer	968	710
Residential mortgage loans	1,977	3,162
Total nonaccrual loans	27,561	22,084
Total nonperforming loans	27,561	22,084
Foreclosed real estate	137	-
Total nonperforming assets	$27,698	$22,084

Nonperforming loans to total loans	3.07%	2.40%
Nonperforming assets to total assets	1.94%	1.50%

Nonperforming assets include nonaccrual loans and foreclosed real estate (“FRE”).

Management monitors its loan portfolios closely and has incorporated our current estimate of the ultimate collectability of all loans into the reported allowance for credit losses at December 31, 2025. The ratio of the allowance for credit losses to year end loans was 3.28% and 1.88% at December 31, 2025 and December 31, 2024, respectively.

Total nonperforming assets increased $5.6 million, or 25.4%, between December 31, 2024 and December 31, 2025, driven by an increase of $6.4 million in nonperforming commercial and commercial real estate loans, and an increase of $258,000 in nonperforming consumer loans offset by a decrease of $1.2 million in nonperforming residential real estate loans. The increase in nonperforming loans primarily reflected certain legacy commercial loans moving to nonperforming status, including loans that may have been less than 90 days delinquent but were identified as having unique risk characteristics through the Company’s 2025 portfolio review.

Management believes that the value of the collateral properties underlying the loans is sufficient to preclude any significant losses related to these loans. Management continues to monitor and react to national and local economic trends, as well as general portfolio conditions which may impact the quality of the portfolio, and considers these environmental factors in support of the allowance for credit loss reserve. Management believes that the current level of the allowance for credit losses, at $29.4 million at December 31, 2025, adequately addresses the current level of risk within the loan portfolio, particularly considering the types and levels of collateralization supporting the substantial majority of the portfolio. The Company maintains strict loan underwriting standards and carefully monitors the performance of the loan portfolio. See Note 1: Summary of Significant Accounting Policies contained in the financial statements herein.

FRE balances totaled $137,000 at December 31, 2025. There were no FRE balances reported at December 31, 2024.

The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more. There are no loans that are past due 90 days or more and still accruing interest as set forth in the table above. Had the loans in nonaccrual status performed in accordance with their original terms, additional interest income of $1.8 million and $2.4 million would have been recorded for the years ended December 31, 2025 and December 31, 2024, respectively.

Individually evaluated loans are considered to have unique risk characteristics when their risk profile, repayment characteristics, or loss exposure are sufficiently distinct such that inclusion in a pooled evaluation would not appropriately reflect its expected credit loss. Individually evaluated loans measures credit losses using a discounted cash flow approach, collateral-dependent valuation techniques, observable market pricing (when available), or other methods permitted under ASC 326 that reasonably estimate expected credit losses based on the specific facts and circumstances of the loan. The selected methodology is applied consistently and is based on the specific facts and circumstances of each loan. At December 31, 2025 and December 31, 2024, the Company had $89.4 million and $20.0 million in loans, which were deemed to be individually evaluated, having specific reserves of $18.1 million and $2.5 million, respectively. The $69.4 million year-over-year increase in individually evaluated loans reflects management's proactive decision to initiate a comprehensive review of every performing and nonperforming commercial loan with exposures of $500,000 or more, representing approximately 90% of the commercial loan portfolio, which was announced in October 2025 and completed in December 2025.

Appraisals are obtained at the time a real estate secured loan is originated. For commercial real estate held as collateral, the property is inspected every two years.

Management has identified certain loans with potential credit profiles that may result in the borrowers not being able to comply with the current loan repayment terms and which may result in possible future identified loan reporting. Potential problem loans increased $19.5 million to $75.9 million at December 31, 2025, compared to $56.4 million at December 31, 2024. These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered individually evaluated. The $19.5 million increase in potential problem loans included increases of $15.2 million in commercial real estate loans, $1.8 million in residential mortgage loans, $928,000 in commercial and industrial loans, $772,000 in commercial lines of credit, $395,000 in home equity loans, and $121,000 in consumer loans.

Total potential problem loans, including individually evaluated loans, were $77.2 million at December 31, 2025, and were comprised of special mention, substandard and doubtful loans of $45.4 million, $28.7 million and $3.1 million, respectively. Total potential problem loans, including individually evaluated loans, were $58.0 million at December 31, 2024, and were comprised of special mention, substandard and doubtful loans of $32.8 million, $23.1 million and $2.1 million, respectively.

The Company measures delinquency based on the amount of past due loans as a percentage of total loans. The ratio of delinquent loans to total loans increased to 5.91% at December 31, 2025 as compared to 3.81% at December 31, 2024. This increase was due to an increase of $16.6 million in past due commercial loans, and a $1.6 million increase in past due residential loans, partially offset by a $235,000 decrease in past due consumer loans. At December 31, 2025, there were $53.0 million in loans past due including $13.9 million, $11.5 million and $27.6 million in loans 30-59 days, 60-89 days, and 90 days and over past due, respectively. At December 31, 2024, there were $35.1 million in loans past due including $8.8 million, $4.2 million and $22.1 million in loans 30-59 days, 60-89 days, and 90 days and over past due, respectively.

Loans purchased outside of the Bank’s general market area are subject to substantial pre-purchase due diligence. Homogenous pools of purchased loans are subject to pre-purchase analyses led by a team of the Bank’s senior executives and credit analysts. In each case, the Bank’s analytical processes consider the types of loans being evaluated, the underwriting criteria employed by the originating entity, the historical performance of such loans, especially in the most recent deeply recessionary period, the offered collateral enhancements and other credit loss mitigation factors offered by the seller and the capabilities and financial stability of the servicing entities involved. From a credit risk perspective, these loan pools also benefit from broad diversification, including wide geographic dispersion, the readily-verifiable historical performance of similar loans issued by the originators, as well as the overall experience and skill of the underwriters and servicing entities involved as counterparties to the Bank in these transactions. The performance of all purchased loan pools is monitored regularly from detailed reports and remittance reconciliations provided at least monthly by the external servicing entities.

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

Allowance for Credit Losses

The ACL is established through provision for credit losses and reduced by loan charge-offs net of recoveries. The allowance for credit losses represents the amount available for lifetime credit losses in the Company’s loan portfolio as estimated by management.

The Company establishes a specific allowance for all troubled credits identified through both normal and targeted credit review processes. Loans recognized within the internal review are identified as being individually evaluated and excluded from collective pools. Individually evaluated loans are considered to have unique risk characteristics when their risk profile, repayment characteristics, or loss exposure are sufficiently distinct such that inclusion in a pooled evaluation would not appropriately reflect its expected credit loss. Factors that may result in such classification include, but are not limited to, borrower-specific financial stress or credit deterioration, nonaccrual status or sustained delinquency, bankruptcy, insolvency, or restructuring proceedings, reliance on a single or materially weakened source of repayment, material adverse changes in collateral value, condition, or marketability, collateral dependency, unique or non-standard loan structures or modifications, adverse changes in guarantor support, or other circumstances indicating the loan no longer shares similar risk characteristics with the pool. For individually evaluated loans, management measures credit losses using a discounted cash flow approach, collateral-dependent valuation techniques, observable market pricing (when available), or other methods permitted under ASC 326 that reasonably estimate expected credit losses based on the specific facts and circumstances of the loan. The selected methodology is applied consistently and is based on the specific facts and circumstances of each loan. At December 31, 2025, the Bank’s position in individually evaluated loans consisted of 127 loans totaling $89.4 million. Of these loans, all were valued based on a collateral analysis. No loans were valued using the present value of future cash flows method. For all other loans, the Company uses the general allocation methodology that establishes an allowance to estimate the probable lifetime loss for each risk-rating category.

The allowance for credit losses at December 31, 2025 and 2024 were $29.4 million and $17.2 million, respectively, or 3.28% and 1.88% of total year end loans on those dates, respectively. The increase in allowance for credit losses reflects a risk-based reserve build following the completion of the comprehensive loan portfolio review, which was proactively initiated by management, announced in October 2025, and completed in December 2025. The comprehensive loan portfolio review included all performing and nonperforming commercial loan relationships with exposures of $500,000 or more, representing approximately 90% of the commercial portfolio. The increase in allowance for credit losses in 2025 substantially addresses credit quality issues associated with legacy commercial loans.

The Company recorded $4.2 million in net charge-offs in 2025, as compared to $9.8 million in net charge-offs in 2024. The ratio of net charge-offs to average loans decreased to 0.46% in 2025 from 1.09% in 2024. The decrease in charge-off activity in 2025, as compared to the previous year, was due to elevated loan charge-offs for 2024 that were related to the loan portfolio review conducted in the third quarter of 2024.

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

	2025		2024
(Dollars in thousands)	Allocation of the Allowance	Percent of Loans to Total Loans	Allocation of the Allowance	Percent of Loans to Total Loans
Residential real estate	$2,615	26.8%	$2,059	27.8%
Commercial real estate	10,580	42.4%	6,746	41.1%
Commercial and tax exempt	12,767	18.2%	3,632	17.6%
Home equity and junior liens	705	5.6%	715	5.6%
Consumer loans	2,769	7.0%	4,091	7.9%
Total	$29,436	100.0%	$17,243	100.0%

The following table sets forth the allowance for credit losses for the years indicated:

(Dollars In thousands)	2025	2024
Balance at beginning of year	$17,243	$15,975
Adoption of New Accounting Standards	-	-
Provisions charged to operating expenses	16,403	11,106
Recoveries of loans previously charged-off:
Commercial real estate and loans	220	90
Consumer and home equity	605	221
Residential real estate	5	34
Total recoveries	830	345
Loans charged off:
Commercial real estate and loans	(2,740)	(6,473)
Consumer and home equity	(2,154)	(3,663)
Residential real estate	(146)	(47)
Total charged-off	(5,040)	(10,183)
Net charge-offs	(4,210)	(9,838)
Balance at end of year	$29,436	$17,243
Net charge-offs to average loans outstanding	0.47%	1.09%
Allowance for credit losses to year-end loans	3.28%	1.88%

The following table sets forth the loan net charge-off ratios for the years indicated:

	2025	2024
Allowance for credit losses to year-end loans	3.28%	1.88%
Allowance for credit losses to nonperforming loans	106.80%	78.08%
Nonaccrual loans to total loans	3.07%	2.40%
Net charge-offs to average loans outstanding
Commercial real estate and loans	0.28%	0.71%
Consumer and home equity	0.17%	0.38%
Residential real estate	0.02%	0.00%
Total charged-off	0.47%	1.09%

The Company recorded $4.2 million in net charge-offs in 2025 as compared to $9.8 million in net charge-offs in 2024. Charge-offs for commercial real estate loans decreased $3.7 million or 57.7% and consumer and home equity charge-offs decreased $1.5 million or 41.2% offset by increases in residential real estate charge-offs of $99,000, at December 31, 2025, compared to December 31, 2024.

Bank Owned Life Insurance

The Company held $31.4 million and $24.7 million in bank owned life insurance ("BOLI") at December 31, 2025 and 2024, respectively. Bank owned life insurance increased $6.7 million, or 26.9%, to $31.4 million at December 31, 2025, as compared to December 31, 2024. The increase of $6.7 million was primarily attributable to the Company's $6.0 million purchase of new life insurance policies during the second quarter of 2025, in addition to earnings and gains on BOLI.

Deposits

The Company’s deposit base is drawn from eleven full-service branches and one motor bank in its market area. The deposit base consists of demand deposits, money management and money market deposit accounts, savings, and time deposits. Average deposits increased by $56.7 million, or 4.9%, to $1.22 billion in 2025, as compared to $1.16 billion in 2024.

Total deposits declined by $20.7 million, or 1.7%, to $1.18 billion on December 31, 2025 as compared to $1.20 billion on December 31, 2024. In 2024, the Company assumed $186.0 million in deposits as a result of the East Syracuse branch acquisition completed July 19, 2024. As part of the purchase, the Company paid a deposit premium on acquired time deposits of $543,000, which is included in the balance of time deposits on the balance sheet and accreted on a straight-line basis over 10 years.

Core deposits represented 79.8% of total deposits on December 31, 2025, compared to 76.9% on December 31, 2024. Core deposits, which exclude brokered deposits and certificates of deposit of $250,000 or more, are considered to be more stable and generally provide the Company with a lower cost of funds than brokered and time deposits. The Company will continue to emphasize retail and business core deposits in the future by providing depositors with a full range of deposit product offerings and will maintain its recent focus on deposit gathering within the Syracuse market.

Brokered deposits totaled $101.9 million and represented 8.6% of all deposits at December 31, 2025 and totaled $136.3 million and represented 11.3% of all deposits at December 31, 2024.

At December 31, 2025, municipal deposits increased by $27.0 million compared to December 31, 2024, primarily reflecting increased utilization of the Company’s reciprocal deposit programs. Business and consumer deposits decreased by $11.1 million and $6.5 million, respectively, largely due to lower time deposit balances compared to the prior year. Noninterest-bearing deposits, which consist primarily of demand deposit accounts, totaled $196.4 million at December 31, 2025, compared to $213.7 million at December 31, 2024, reflecting a decline of $17.3 million year over year.

The following table sets forth our deposit balances by category, and as a percentage of total deposits at the dates indicated:

	December 31,
(Dollars in thousands)	2025		2024
Savings accounts	$122,718	10.4%	$128,753	10.8%
Time accounts	317,201	26.8%	360,716	29.9%
Time accounts in excess of $250,000	134,779	11.4%	142,473	11.8%
Money management accounts	9,539	0.8%	11,583	1.0%
MMDA accounts	285,564	24.1%	239,016	19.8%
Demand deposit interest-bearing	110,702	9.4%	101,080	8.4%
Demand deposit noninterest-bearing	196,377	16.5%	213,719	17.7%
Mortgage escrow funds	6,968	0.6%	7,184	0.6%
Total Deposits	$1,183,848	100.0%	$1,204,524	100.0%

Uninsured deposit balances were $405.3 million and $417.8 million at December 31, 2025 and December 31, 2024, respectively. These balances are based on the determination of known deposit account balances of each depositor and the insurance guidelines provided by the FDIC. At December 31, 2025, time deposit accounts in excess of $250,000 totaled $134.8 million, or 29.8% of time deposits and 11.4% of total deposits. At December 31, 2024, these deposits totaled $142.5 million, or 28.3% of time deposits and 11.8% of total deposits.

The following table indicates the amount of the Company’s time deposit accounts in excess of $250,000 by time remaining until maturity as of December 31, 2025:

(In thousands)
Remaining Maturity:
Three months or less	$52,136
Three through six months	50,218
Six through twelve months	28,050
Over twelve months	4,375
Total	$134,779

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

We participate in reciprocal deposit programs, which enable depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through these programs, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. Reciprocal deposits totaled $88.1 million at December 31, 2025, compared to $63.5 million at December 31, 2024, and represented 8.1% and 5.9% of nonbrokered deposits as of the end of each year, respectively.

The Company offers a variety of public deposit products to municipalities within its market area, including towns, villages, counties and school districts, which serve as an additional source of funding. Total public (municipal) deposits were $175.7 million and $148.8 million at December 31, 2025 and 2024, respectively, representing 16.2% and 13.9% of total deposits at the end of each year. The increase in public deposits during 2025 compared to the prior year was primarily attributable to an increase of approximately $20.0 million in balances from an existing municipal relationship.

Deposit Activity

During 2025, like many financial institutions, the Bank experienced significant decreases in its cost of deposits resulting from the lower interest rate environment.

We offer deposit accounts to consumers, business and local municipalities having a wide range of interest rates and terms. Our deposits consist of various types of transactional accounts such as savings accounts, money market accounts, NOW, and demand accounts as well as time accounts in the form of certificates of deposits. We solicit deposits in our market areas as well as online through our website. We also participate in reciprocal deposit services for our customers through the Certificate of Deposit Account Registry Services (“CDARS”) and Insured Cash Sweep (“ICS”) networks. The Bank also has a substantial number of readily available sources for brokered term deposits that it uses regularly as a secondary funding source.

The Bank primarily relies on competitive pricing policies, marketing and customer service to attract and retain these deposits. As noted above, the Bank also accepts deposits from deposit brokers.

The following table sets forth our brokered deposit balances and rates at December 31, 2025:

(Dollars in thousands)	Balance	Average Rate
Maturity Year:
2026	$96,167	3.02%
2027	5,746	2.22%
2028	-	0.00%
2029	-	0.00%
2030	-	0.00%
	$101,913	2.97%

Included in the brokered deposit balances, detailed above, are $5.0 million in deposits that can be called at the Bank's discretion, should that become economically advantageous in the future.

In addition to the term brokered deposits detailed above, the Bank had $5.0 million in overnight brokered funds, derived from a pool of individual depositors, at December 31, 2025. The interest rate paid for these funds is indexed to the overnight Federal funds effective rate. These aggregate deposits are comprised of multiple individual deposits with balances small enough to be fully insured by the FDIC and the individual depositors with the aggregate pool can be readily substituted when withdrawals are made. These deposits are therefore considered to be highly stable in the aggregate. The Bank can exit this funding arrangement, in whole or in part, with 60 days prior notice to the issuing counterparty.

Excluding brokered deposits, all other deposits, collectively referred to as nonbrokered deposits, totaled $1.08 billion, or 91.4% of total deposits with an average rate of 2.0% at December 31, 2025. Nonbrokered deposits, totaled $1.07 billion, or 88.7% of total deposits with an average rate of 2.3% at December 31, 2024. Our core deposits, which herein are defined as nonbrokered deposits excluding time accounts in excess of $250,000, were $947.1 million, or 87.5% of nonbrokered deposits, and $925.8 million, or 86.7% of nonbrokered deposits, at December 31, 2025 and December 31, 2024, respectively.

The following table sets forth our certificate of deposit balances and rates at December 31, 2025:

(Dollars in thousands)	Balance	Average Rate
Maturity Year:
2026	$334,189	3.75%
2027	15,430	3.04%
2028	4,337	2.68%
2029	719	1.18%
2030	72	1.08%
After 2030	320	1.26%
	$355,067	3.70%

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

	2025		2024
(In thousands, except rates)	Average Balance	Average Yield/Cost	Average Balance	Average Yield/Cost
Non-interest checking deposits	$196,353	0.00%	$184,572	0.00%
Interest checking deposits	115,555	1.10%	101,336	1.10%
Savings deposits	127,414	0.25%	118,965	0.26%
Money market deposits	292,883	3.02%	239,276	3.36%
Time deposits	485,975	3.61%	517,352	4.07%
Total deposits	$1,218,180	2.30%	$1,161,501	2.63%

Non-governmental deposits	1,027,770	2.12%	994,159	2.54%
Governmental deposits	190,410	3.24%	167,342	3.16%
Total deposits	$1,218,180	2.30%	$1,161,501	2.63%

Borrowings

Borrowings are comprised primarily of advances and overnight borrowings at the FHLB-NY.

The following table represents information regarding short-term borrowings for the years ended December 31:

(Dollars in thousands)	2025	2024
Maximum outstanding at any month end	$75,500	$127,577
Average amount outstanding during the year	43,865	76,668
Balance at the end of the period	44,000	61,000
Average interest rate during the year	4.49%	5.45%
Average interest rate at the end of the period	4.33%	6.14%

The following table represents information regarding long-term borrowings for the years ended December 31:

(Dollars in thousands)	2025	2024
Maximum outstanding at any month end	$23,802	$49,919
Average amount outstanding during the year	20,612	43,162
Balance at the end of the period	14,074	27,068
Average interest rate during the year	1.88%	1.70%
Average interest rate at the end of the period	2.84%	1.26%

Trust Preferred Securities and Subordinated Debt

The Company has a non-consolidated subsidiary trust, Pathfinder Statutory Trust II, of which the Company owns 100% of the common equity. The Trust issued $5,000,000 of 30-year floating rate Company-obligated pooled capital securities of Pathfinder Statutory Trust II (“Floating-Rate Debentures”). The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms. The capital securities mature in 2037 and are treated as Tier 1 capital by the FDIC and the Federal Reserve. The capital securities of the trust are a pooled trust preferred fund of Preferred Term Securities VI, Ltd., with interest rates that reset quarterly, and are indexed to the three-month Secured Overnight Financing Rate ("SOFR") which is a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, plus 1.91%. These securities have a five-year call provision. The Company guarantees all of these securities.

The Company's equity interest in the trust subsidiary is included in other assets on the Consolidated Statements of Financial Condition at December 31, 2025 and 2024. For regulatory reporting purposes, the Federal Reserve Board has indicated that the preferred securities will continue to qualify as Tier 1 capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them.

On October 14, 2020, the Company executed a private placement of $25.0 million of its 5.50% Fixed to Floating Rate non-amortizing Subordinated Debt (the “2020 Subordinated Debt”) to certain qualified institutional investors. The 2020 Subordinated Debt has a maturity date of October 15, 2030, and initially was interest-bearing, payable semi-annually, at a fixed annual rate of 5.50% per annum until October 15, 2025. The 2020 Subordinated Debt is senior in the Company’s credit repayment hierarchy only to the Company’s common equity and any future senior indebtedness and is intended to qualify as Tier 2 capital for regulatory capital purposes for the Company.

Commencing on October 16, 2025, the interest rate applicable to the outstanding principal amount due resets quarterly to an interest rate per annum equal to the then current three-month SOFR plus 5.32%, payable quarterly through maturity. Although the Company has the option to redeem the 2020 Subordinated Debt at par, in whole or in part, at any time after October 15, 2025 (the first redemption date), the Company currently expects to allow the debt to remain outstanding. The Company paid $783,000 in origination and legal fees as part of this transaction. These fees were fully amortized over the life of the 2020 Subordinated Debt through its first redemption date using the effective interest method, giving rise to an effective cost of funds of 6.22% from the issuance date calculated under this method. Accordingly, interest expense related to this indebtedness of $1.7 million and $1.6 million was recorded in the years ended December 31, 2025 and December 31, 2024, respectively.

Shareholders' Equity

The Company’s shareholders’ equity increased $968,000 or 0.8%, to $122.5 million at December 31, 2025 from $121.5 million at December 31, 2024. The increase was due to a $3.8 million decrease in accumulated other comprehensive loss, and an increase of $1.6 million in additional paid in capital, offset by a $4.5 million decrease in retained earnings. The decrease in accumulated other comprehensive loss was due to higher net unrealized gains on pension and post-retirement benefits of $810,000 net tax, and higher gains on AFS securities of $3.2 million net tax, offset by unrealized losses of derivatives and hedging activity of $291,000 net tax. The increase of $1.6 million for additional paid capital was due to increased stock option exercise volume within the year. The decrease in retained earnings resulted from a $1.9 million net loss recorded for the year ended December 31, 2025, $1.9 million for cash dividends declared on voting common stock, $552,000 for cash dividends declared on non-voting common stock, and $50,000 for cash dividends declared on issued warrants.

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

As of December 31, 2025, the Bank’s most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well-capitalized”, under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized”, the Bank must maintain specified total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The regulations also impose a “capital conservation buffer” consisting of 2.5% of CET1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The buffer is separate from the capital ratios required under the Prompt Corrective Action (“PCA”) standards and imposes restrictions on dividend distributions and discretionary bonuses for senior officers if the buffer is not met (See Note 20 contained within the accompanying consolidated financial statements). In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum of the following capital to risk-weighted assets ratios: (1) Total Capital, (2) Tier 1 Capital, and (3) CET1. At December 31, 2025, the Bank exceeded all current regulatory required minimum capital ratios, including the capital buffer requirements.

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

The Company's liquidity has been enhanced by its ability to borrow from the FHLB-NY, whose competitive advance programs and lines of credit provide the Company with a safe, reliable, and convenient source of funds. A significant decrease in deposits in the future could result in the Company having to seek other sources of funds for liquidity purposes. Such sources could include, but are not limited to, additional borrowings, brokered deposits, negotiated time deposits, the sale of AFS investment securities, or the sale of loans. Such actions could result in higher interest expense costs and/or losses on the sale of securities or loans.

For the year ended December 31, 2025, cash and cash equivalents decreased by $402,000. The Company reported net cash outflows from financing activities of $52.5 million generated principally by an increase in customer deposits of $13.7 million, offset by a $17.0 million decrease in short-term borrowings, a decrease in brokered deposits of $34.4 million, a decrease in net proceeds from long-term borrowings of $13.0 million, and an aggregate decrease in net cash of all other financing sources, including dividends paid to common shareholders, and the holder of the Warrant of $2.5 million. Additionally, $11.7 million was provided through operating activities generated principally by net income and proceeds from loan sales. These cash flows were primarily used in 2025 to purchase $74.7 million of investment securities, partially offset by a $12.1 million net decrease in loans outstanding.

Certificates of deposit due within one year of December 31, 2025 totaled $425.3 million, representing 94.1% of certificates of deposit at December 31, 2025, an increase from 85.1% at December 31, 2024. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2026.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and making payments on its subordinated debt. The Company may repurchase shares of its common stock. The Company’s primary sources of funds are the proceeds it retained from the Private Placement, the issuance of the 2020 Subordinated Debt, interest and dividends on securities and, potentially, dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without prior regulatory approval, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. The Company believes that this restriction will not have an impact on the Company's ability to meet its ongoing cash obligations. At December 31, 2025 and 2024, the Company had cash and cash equivalents of $31.2 million and $31.6 million, respectively.

The Bank has a number of existing credit facilities available to it. At December 31, 2025, total credit available under the existing lines of credit was approximately $244.0 million at FHLB-NY, the FRB, and two other correspondent banks. At December 31, 2025, the Company had $58.0 million of the available lines of credit utilized, including encumbrances supporting the outstanding letters of credit, described above, on its existing lines of credit with the remainder of $186.0 million available.

The Company's sources of immediately available liquidity of $384.9 million represent 238.9% and $161.1 million of the Company's net estimated uninsured deposits. Net estimated uninsured deposits exclude collateralized and certain other deposit accounts. When compared to 2024, the $42.8 million increase in sources of immediately available liquidity was primarily attributed to the decrease in FHLB borrowed fund balances. The table below details available sources of liquidity at December 31, 2025 and December 31, 2024.

	December 31,
(Dollars In thousands)	2025	2024
Unrestricted cash and cash equivalents	$31,170	$31,572
FHLB borrowing capacity	157,459	113,845
FRB borrowing capacity	13,501	28,343
Correspondent bank borrowing capacity	15,000	15,000
Net unpledged investment securities	167,785	153,321
Total sources of liquidity	$384,915	$342,081

Net estimated uninsured deposits, excluding collateralized deposits	161,132	149,033
Total sources of liquidity/net estimated uninsured deposits	238.88%	229.53%

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of December 31, 2025, management reported to the Board of Directors that the Bank was in compliance with its liquidity policy guidelines.

OFF-BALANCE SHEET ARRANGEMENTS

The Bank is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. At December 31, 2025, the Bank had $186.3 million in outstanding commitments to extend credit and standby letters of credit. See Note 18 within the Notes to consolidated financial statements contained herein.

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

As a result of the Evaluation as of December 31, 2025, management has determined that there were no material weaknesses in the Company’s internal controls over financial reporting.

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

/s/ James A. Dowd	/s/ Justin K. Bigham
James A. Dowd	Justin K. Bigham
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer

Oswego, New York

March 30, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Pathfinder Bancorp, Inc.

Oswego, New York:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of condition of Pathfinder Bancorp, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses on Loans

As described in Notes 1, 5 and 6 to the consolidated financial statements, the Company accounts for an allowance for credit losses on loans in accordance with Financial Accounting Standards Board Accounting Standard Codification (“ASC”) Topic 326, Financial Instruments-Credit Losses. ASC 326 requires the Company's loan portfolio, measured at amortized cost, to be presented at the net amount expected to be collected. Estimates of expected credit losses for loans are based on evaluation of the size of the portfolio, current risk characteristics, past events, current conditions, reasonable and supportable forecasts of future economic conditions and prepayment experience. The provision for credit loss for the year ended December 31, 2025 was $16.4 million and the allowance for credit losses on loans as of December 31, 2025 was $29.4 million.

The Company’s methodology for estimating the allowance for credit losses on loans includes quantitative and qualitative components of the calculation. The Company’s loan portfolio is segmented by loan types that behave similarly during economic cycles using a collective basis (pooled) for similar loans and an individual basis for loans that do not share similar risk characteristics. The quantitative analysis includes using a discounted cash flow (“DCF”) model for determining the allowance for credit losses for pooled loans. Economic forecasts are used in the model to estimate the probability of default and loss given default through regression which are key inputs into the DCF model calculation. Quantitative model assumptions include, but are not limited to the discount rate, prepayment speeds, and curtailments. The quantitative model output is adjusted with qualitative adjustments. The individually evaluated loans component represented the most significant component of the ACL in the current year. This component requires management to exercise high subjectivity in determining the expected cash flows, valuing underlying collateral, and determining the timing of repayments for specifically identified impaired loans. The allowance for credit loss methodology is inherently complex and requires the use of significant management judgment.

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
•
Evaluated management’s judgments and assumptions used in the formation of the allowance for credit losses on collectively evaluated loans, including the relevance and reliability of internal and external data used in their formulation;
•
Evaluated management’s judgments and assumptions used in the formation of the allowance for credit losses on individually evaluated loans, including the relevance and reliability of internal and external data used in their formulation including collateral value for collateral-dependent loans;
•
Evaluated the relevance and reliability of the internal and external data used in the development of qualitative adjustments and the effect of those adjustments, which we determined were not material; and
•
Evaluated the selection and use of a third-party service organization and specialist in assisting with the calculation of the allowance for credit losses on loans.

We have served as the Company’s auditor since 2011.

/s/ BONADIO & CO., LLP
Bonadio & Co., LLP
Syracuse, New York
March 30, 2026

Pathfinder Bancorp, Inc.

Consolidated Statements of Condition

	December 31,	December 31,
(In thousands, except share and per share data)	2025	2024
ASSETS:
Cash and due from banks	$11,521	$13,963
Interest-earning deposits	19,649	17,609
Total cash and cash equivalents	31,170	31,572
Available-for-sale securities, at fair value	276,815	269,331
Held-to-maturity securities, at amortized cost (fair value of $125,198 and $151,023, respectively)	130,324	158,683
Marketable equity securities, at fair value	6,034	4,076
Federal Home Loan Bank stock, at cost	2,560	4,590
Loans held-for-sale	5,900	-
Loans, net of deferred fees	896,670	918,986
Less: Allowance for credit losses	29,436	17,243
Loans receivable, net	867,234	901,743
Premises and equipment, net	18,008	19,009
Operating lease right-of-use assets	1,098	1,391
Finance lease right-of-use assets	15,885	16,676
Accrued interest receivable	6,328	6,881
Foreclosed real estate	137	-
Intangible assets, net	5,362	5,989
Goodwill	5,056	5,056
Bank owned life insurance	31,374	24,727
Other assets	23,351	25,150
Total assets	$1,426,636	$1,474,874

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$987,471	$990,805
Noninterest-bearing	196,377	213,719
Total deposits	1,183,848	1,204,524
Short-term borrowings	44,000	61,000
Long-term borrowings	14,074	27,068
Subordinated debt	30,155	30,107
Accrued interest payable	424	546
Operating lease liabilities	1,304	1,591
Finance lease liabilities	16,390	16,745
Other liabilities	13,990	11,810
Total liabilities	1,304,185	1,353,391
Shareholders' equity:
Voting common stock, par value $0.01; 25,000,000 authorized shares; 4,805,361 and 4,745,366 shares issued and outstanding, respectively	48	47
Non-Voting common stock, par value $0.01; 1,505,283 authorized shares; 1,380,283 shares issued and outstanding, respectively	14	14
Additional paid in capital	54,390	52,750
Retained earnings	73,366	77,816
Accumulated other comprehensive loss	(5,367)	(9,144)
Total Pathfinder Bancorp, Inc. shareholders' equity	122,451	121,483
Total liabilities and shareholders' equity	$1,426,636	$1,474,874

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Income

	For the year ended
(In thousands, except per share data)	December 31, 2025	December 31, 2024
Interest and dividend income:
Loans, including fees	$53,560	$52,705
Debt securities:
Taxable	20,695	22,319
Tax-exempt	1,707	1,920
Dividends	241	620
Federal funds sold and interest earning deposits	450	793
Total interest and dividend income	76,653	78,357
Interest expense:
Interest on deposits	27,988	30,493
Interest on short-term borrowings	1,971	4,176
Interest on long-term borrowings	387	733
Interest on subordinated debt	1,972	1,966
Total interest expense	32,318	37,368
Net interest income	44,335	40,989
Provision for (benefit from) credit losses:
Loans	16,403	11,106
Held-to-maturity securities	(81)	(95)
Unfunded commitments	20	(38)
Total provision for credit losses	16,342	10,973
Net interest income after provision for credit losses	27,993	30,016
Noninterest income:
Service charges on deposit accounts	1,539	1,436
Earnings and gain on bank owned life insurance	834	854
Loan servicing fees	386	375
Losses on sales and redemptions of investment securities	(23)	(71)
(Loss) gain on asset sale	(115)	3,169
Net unrealized gains on marketable equity securities	1,450	197
Gains on sales of loans and foreclosed real estate	402	187
Fair value adjustment to loans held-for-sale	(3,462)	-
Losses on sale of premises and equipment	(37)	(13)
Debit card interchange fees	510	875
Insurance agency revenue	-	1,073
Other charges, commissions & fees	1,011	1,479
Total noninterest income	2,495	9,561
Noninterest expense:
Salaries and employee benefits	18,904	17,810
Building and occupancy	5,313	4,118
Data processing	2,672	2,471
Professional and other services	2,750	3,686
Advertising	459	604
FDIC assessments	604	916
Audits and exams	475	539
Amortization expense	627	293
Insurance agency expense	-	1,281
Community service activities	70	130
Foreclosed real estate expenses	106	102
Other expenses	2,601	2,467
Total noninterest expense	34,581	34,417
(Loss) income before provision for income taxes	(4,093)	5,160
(Benefit) provision for income taxes	(2,160)	332
Net (loss) income attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	(1,933)	4,828
Net income attributable to noncontrolling interest	-	1,445
Net (loss) income attributable to Pathfinder Bancorp Inc.	$(1,933)	$3,383

Voting Earnings per common share - basic and diluted	$(0.31)	$0.54
Series A Non-Voting Earnings per common share - basic and diluted	$(0.31)	$0.54
Dividends per common share (Voting and Series A Non-Voting)	$0.40	$0.40

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	For the years ended
(In thousands)	December 31, 2025	December 31, 2024
Net (loss) income	$(1,933)	$4,828

Other Comprehensive Income (Loss)
Retirement Plans:
Retirement plan net gains recognized in plan expenses	136	150
Plan gains (losses) not recognized in plan expenses	912	(41)
Net unrealized gains on retirement plans	1,048	109

Available-for-sale securities:
Unrealized holding gains (losses) arising during the period	4,388	(115)
Reclassification adjustment for net losses included in net income	5	137
Net unrealized gains on available-for-sale securities	4,393	22

Derivatives and hedging activities:
Unrealized holding (losses) gains arising during the period	(327)	493
Net unrealized (losses) gains on derivatives and hedging activities	(327)	493

Other comprehensive income, before tax	5,114	624
Tax effect	(1,337)	(163)
Other comprehensive income, net of tax	3,777	461
Comprehensive income	$1,844	$5,289
Comprehensive income, attributable to noncontrolling interest	$-	$1,445
Comprehensive income attributable to Pathfinder Bancorp, Inc.	$1,844	$3,844

Tax Effect Allocated to Each Component of Other Comprehensive (Loss) Income
Retirement plan net gains recognized in plan expenses	$(36)	$(39)
Plan (gains) losses not recognized in plan expenses	(238)	11
Unrealized holding (gains) losses on available-for-sale securities arising during the period	(1,147)	30
Reclassification adjustment for net losses on available-for-sale securities included in net income	(1)	(36)
Unrealized losses (gains) on derivatives and hedging arising during the period	85	(129)
Income tax effect related to other comprehensive income	$(1,337)	$(163)

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Changes in Shareholder's Equity

Years ended December 31, 2025 and December 31, 2024

(In thousands, except share and per share data)	Common Stock	Non-Voting Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP shares	Non-controlling Interest	Total
Balance, January 1, 2025	$47	$14	$52,750	$77,816	$(9,144)	$-	$-	$121,483
Net loss	-	-	-	(1,933)	-	-	-	(1,933)
Other comprehensive income, net of tax	-	-	-	-	3,777	-	-	3,777
Stock based compensation	-	-	985	-	-	-	-	985
Stock options exercised	1	-	655	-	-	-	-	656
Voting common stock dividends declared ($0.40 per share)	-	-	-	(1,915)	-	-	-	(1,915)
Non-Voting common stock dividends declared ($0.40 per share)	-	-	-	(552)	-	-	-	(552)
Warrant dividends declared ($0.40 per share)	-	-	-	(50)	-	-	-	(50)
Balance, December 31, 2025	$48	$14	$54,390	$73,366	$(5,367)	$-	$-	$122,451

Balance, January 1, 2024	$47	$14	$53,114	$76,060	$(9,605)	$(135)	$761	$120,256
Net income	-	-	-	3,383	-	-	1,445	4,828
Other comprehensive income, net of tax	-	-	-	-	461	-	-	461
ESOP shares earned (18,332 shares)	-	-	112	-	-	135	-	247
Stock options exercised	-	-	291	-	-	-	-	291
Voting common stock dividends declared ($0.40 per share)	-	-	-	(1,888)	-	-	-	(1,888)
Non-Voting common stock dividends declared ($0.40 per share)	-	-	-	(552)	-	-	-	(552)
Warrant dividends declared ($0.40 per share)	-	-	-	(50)	-	-	-	(50)
Deconsolidation of a subsidiary	-	-	(767)	863	-	-	(2,206)	(2,110)
Balance, December 31, 2024	$47	$14	$52,750	$77,816	$(9,144)	$-	$-	$121,483

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(In thousands)	2025	2024
OPERATING ACTIVITIES
Net (loss) income attributable to Pathfinder Bancorp, Inc.	$(1,933)	$3,383
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Provision for credit losses	16,342	10,973
Deferred income tax benefit	(3,521)	(417)
Proceeds from sales of loans held-for-sale	13,267	6,250
Originations of loans held-for-sale	(12,865)	(6,101)
Realized (gains) losses on sales, redemptions and calls of:
Foreclosed real estate	-	(38)
Loss on sale of premises and equipment	37	13
Loans	(402)	(149)
Available-for-sale investment securities	5	139
Held-to-maturity investment securities	18	(68)
Marketable securities	(1,450)	(197)
Gain on sale of subsidiary, attributable to Pathfinder Bancorp, Inc.	-	(1,504)
Depreciation	1,379	1,344
Amortization of mortgage servicing rights	5	(41)
Amortization of deferred loan fees and costs	23	(293)
Amortization of operating and finance leases, net	442	(224)
Amortization of deferred financing fees from subordinated debt	48	193
Earnings on bank owned life insurance	(834)	(86)
Net amortization of premiums and discounts on investment securities	47	(284)
Net amortization of premiums on intangible assets	573	258
Stock based compensation and ESOP expense	985	247
Net change in accrued interest receivable	553	405
Net change in other assets and liabilities	(1,042)	(2,594)
Net cash inflows from operating activities	11,677	11,209
INVESTING ACTIVITIES
Purchase of available-for-sale securities	(57,842)	(92,883)
Purchase of held-to-maturity securities	(16,858)	(24,665)
Purchase of marketable securities	(508)	(673)
Purchase of Federal Home Loan Bank stock	(11,067)	(14,634)
Proceeds from redemption of Federal Home Loan Bank stock	13,097	18,792
Proceeds from maturities and principal reductions of available-for-sale securities	50,713	78,014
Proceeds from maturities and principal reductions of held-to-maturity securities	29,521	40,527
Proceeds from sale of subsidiary	816	1,155
Proceeds from sales, redemptions and calls of:
Available-for-sale securities	6,190	3,276
Held-to-maturity securities	15,536	5,082
Loans held-for-sale	3,161	-
Real estate acquired through foreclosure	-	167
Net change in loans	8,946	(31,230)
Acquisition of core deposit intangible asset	-	(6,271)
Proceeds from sale of assets held-for-sale	-	3,007
Purchase of premises and equipment	(1,260)	(2,062)
Net cash inflows (outflows) from investing activities	40,445	(22,398)
FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts, money management deposit accounts, MMDA accounts and escrow deposits	27,840	92,109
Net change in time deposits	(14,101)	98,783
Net change in brokered deposits	(34,415)	(106,435)
Net change in short-term borrowings	(17,000)	(64,680)
Payments on long-term borrowings	(23,883)	(33,551)
Proceeds from long-term borrowings	10,889	10,700
Proceeds from exercise of stock options	656	291
Cash dividends paid to common voting shareholders	(1,908)	(1,840)
Cash dividends paid to common non-voting shareholders	(552)	(538)
Cash dividends paid on warrants	(50)	(49)
Change in noncontrolling interest, net	-	(761)
Net cash outflows from financing activities	(52,524)	(5,971)
Change in cash and cash equivalents	(402)	(17,160)
Cash and cash equivalents at beginning of year	31,572	48,732
Cash and cash equivalents at end of year	$31,170	$31,572
CASH PAID DURING THE YEAR FOR:
Interest	$32,440	$38,624
NON-CASH INVESTING ACTIVITY
Transfer of loans to loans held-for-sale	5,900	-
Real estate acquired in exchange for loans	137	-

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Summary of Significant Accounting Policies

Nature of Operations

The accompanying consolidated financial statements include the accounts of Pathfinder Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Pathfinder Bank (the “Bank”). The Company is a Maryland corporation headquartered in Oswego, New York. On October 16, 2014, the Company completed its conversion from the mutual holding company structure and the related public offering and is now a stock holding company that is fully owned by the public. As a result of the conversion, the mutual holding company and former mid-tier holding company were merged into Pathfinder Bancorp, Inc. The primary business of the Company is its investment in Pathfinder Bank (the "Bank") which is 100% owned by the Company. The Bank has two wholly owned operating subsidiaries, Pathfinder Risk Management Company, Inc. (“PRMC”) and Whispering Oaks Development Corp. All significant inter-company accounts and activity have been eliminated in consolidation. Although the Company previously owned, through its wholly owned subsidiary Pathfinder Risk Management Company, Inc., 51% of the membership interest in FitzGibbons Agency, LLC (“Agency”), the Company is required to consolidate 100% of the Agency within the consolidated financial statements. The 49% of the Agency which the Company did not own is accounted for separately as noncontrolling interests within the consolidated financial statements. The Company completed the sale of its majority membership interest in the FitzGibbons Agency to Marshall & Sterling Enterprises, Inc. in October 2024. PRMC continues to exist as a separate legal entity, but is currently inactive.

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

Investment Securities

The Company classifies investment securities as either AFS or HTM. The Company does not hold any securities considered to be trading. AFS securities are reported at fair value, with net unrealized gains and losses reflected as a separate component of shareholders’ equity, net of the applicable income tax effect. HTM securities are those that the Company has the ability and intent to hold until maturity and are reported at amortized cost.

Gains or losses on investment security transactions are based on the amortized cost of the specific securities sold. Premiums and discounts on HTM securities are amortized and accreted into income using the interest method over the period to maturity.

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

Transfers of Financial Assets and Loans Held for Sale

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

Allowance for Credit Losses

Management extensively reviews recent trends in historical losses, qualitative factors, including concentrations of loans to related borrowers and concentrations of loans by collateral type, and specific reserve requirements on loans individually evaluated in its determination of the adequacy of the credit losses. Therefore, ACL represents management’s estimate of losses inherent in credit-exposed asset portfolios, including the loan portfolio, unfunded loan commitments and the investment securities portfolio classified as HTM. The allowance is increased by the provision for credit losses, and decreased by charge-offs, net of recoveries. The ACL is established as of the date of the statement of condition and it is recorded as a reduction of either loans or HTM securities or as an other liability, in the case of unfunded loan commitments, in accordance with GAAP.

The ACL is evaluated on a regular basis and established through charges to earnings in the form of a provision (benefit) for credit losses. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged-off against the allowance and subsequent recoveries, if any, are credited to the allowance. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

The allowance for credit loss is calculated based on a life of loan basis. The life of loan is assumed with consideration of prepayments and contractual maturity dates. If a given loan does not have a populated maturity date, based upon historical experience, the Company elected to amortize the loan for a length of time equal to the average life of the loan’s segment before the remaining balance will balloon with the exception of Commercial Demand Lines of Credit where the Company uses one year, reflecting the demand nature of these exposures.

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

Individually Evaluated Loans

Excluded from pooled analysis are loans to be individually evaluated due to the assets not maintaining similar risk characteristics to those in the designated pool segments. Loans are considered to have unique risk characteristics when their risk profile, repayment characteristics, or loss exposure are sufficiently distinct such that inclusion in a pooled evaluation would not appropriately reflect its expected credit loss. Factors that may result in such classification include, but are not limited to, borrower-specific financial stress or credit deterioration, nonaccrual status or sustained delinquency, bankruptcy, insolvency, or restructuring proceedings, reliance on a single or materially weakened source of repayment, material adverse changes in collateral value, condition, or marketability, collateral dependency, unique or non-standard loan structures or modifications, adverse changes in guarantor support, or other circumstances indicating the loan no longer shares similar risk characteristics with the pool. For individually evaluated loans, management measures credit losses using a discounted cash flow approach, collateral-dependent valuation techniques, observable market pricing (when available), or other methods permitted under ASC 326 that reasonably estimate expected credit losses based on the specific facts and circumstances of the loan. The selected methodology is applied consistently and is based on the specific facts and circumstances of each loan.

Held-to-Maturity (“HTM”) Debt Securities

The Company’s HTM debt securities are also required to utilize the current expected credit losses approach to estimate expected credit losses. The Company’s HTM debt securities included securities that are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. The Company also carries a portfolio of HTM municipal bonds and privately issued mortgage- and asset-backed securities. The Company measures its allowance for credit losses on HTM debt securities on a collective basis by major security type. The estimate of credit loss is based on historical credit losses, if any, adjusted for current conditions and reasonable and supportable forecasts. The Company considers the nature of the collateral, potential future changes in collateral values and available loss information. Adjustments to the allowance are reported in the Consolidated Statements of Income as a component of provision for credit losses.

Available-for-Sale (“AFS”) Debt Securities

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

Accrued Interest Receivable

Accrued interest receivable balances are presented separately within other assets on the Consolidated Statements of Financial Condition. Accrued interest receivable that is included in the amortized cost of financial receivables and debt securities are excluded from related disclosure requirements. The Company does not measure an allowance for credit losses for accrued interest receivable as the Company writes off accrued interest receivable, in a timely manner, by reversing interest income. For commercial loans, the write off typically occurs upon becoming 90 days past due. For consumer loans, the write off typically occurs upon becoming 120 days past due. Historically, the Company has not experienced uncollectible accrued interest receivable on its investment securities. However, the Company would generally write off accrued interest receivable by reversing interest income if the Company does not reasonably expect to receive payments. Due to the timely manner in which accrued interest receivables are written off, the amounts of such write offs are immaterial.

Reserve for Unfunded Commitments

The reserve for unfunded commitments (the “unfunded reserve”) represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments unconditionally cancellable by the Company. The unfunded reserve is recognized as a component of other liabilities in the Consolidated Statements of Financial Condition, with adjustments to the reserve recognized as a provision for credit loss expense in the Consolidated Statements of Income. The unfunded reserve is determined by estimating expected future fundings, under each segment, and applying the expected loss rates. Expected future fundings are based on historical averages of funding rates (i.e., the likelihood of draws taken). Average funding rates are determined based on the most recent 20 quarters (5 years) of actual fundings on lines of credit. The average funding rate for each segment is compared to the current funding rate on each line to determine the average fundings available to be drawn. The fund up rate (the difference between the average funding rate and the current funding rate) for each segment is then applied within CECL model to the unfunded commitment balance to estimate the expected future fundings under each segment. The loss rate derived for each segment in the current CECL calculation is then applied to the expected future fundings to derive the estimate of allowance for credit losses for unfunded commitments.

Income Recognition on Nonaccrual Loans

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan may be currently performing. A loan may remain on accrual status if it is either well secured or guaranteed and in the process of collection. When a loan is placed on nonaccrual status, unpaid interest is reversed and recorded against interest income. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Nonaccrual loans that have been modified are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.

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

Leases

The Company determines if an arrangement is a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The lease may include renewal and termination options, which are included in the lease term when the Company is reasonably certain to exercise these options.

For all underlying classes of assets, the Company has elected to not recognize right-of-use assets and lease liabilities for short-term leases that have a lease term of 12 months or less at lease commencement and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. The Company recognizes fixed short-term lease cost on a straight-line basis over the lease term and variable lease cost, which could consist of maintenance, taxes, and insurance, in the period in which the obligation is incurred.

In evaluating contracts to determine if they qualify as a lease, the Company considers factors such as if the Company obtained substantially all of the rights to the underlying asset through exclusivity if it can direct the use of the asset by making decisions about how and for what purpose the asset will be used and if the lessor has substantive substitution rights. This evaluation may require significant judgment.

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

The Company has unfunded deferred compensation and supplemental executive retirement plans for select current and former employees and officers that provide benefits that cannot be paid from a qualified retirement plan due to Internal Revenue Code restrictions. These plans are nonqualified under the Internal Revenue Code, and assets used to fund benefit payments are not segregated from other assets of the Company, therefore, in general, a participant's or beneficiary's claim to benefits under these plans is as a general creditor.

Employee Stock Ownership Plan

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

Derivative Financial Instruments

Derivative instruments are recorded on the Consolidated Statements of Condition as assets and liabilities measured at their fair value. The accounting for changes in the fair value of a derivative depends on whether or not the derivative has been designated and qualifies as part of a hedging relationship. The Company acquires derivatives with the intent of designating and qualifying those instruments as part of hedging relationships to other balance sheet assets or liabilities. The specific accounting treatment for increases and decreases in the value of derivatives further depends upon the use of the specific derivatives. There are two primary types of interest rate derivatives that may be employed by the Company:

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

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the Consolidated Statements of Condition, such items, along with net income, are components of comprehensive income.

Accumulated other comprehensive loss represents the sum of these items, with the exception of net income, as of the balance sheet date and is represented in the table below.

	As of December 31,
Accumulated Other Comprehensive Loss By Component:	2025	2024
Unrealized loss for pension and other postretirement obligations	$(1,648)	$(2,696)
Tax effect	430	704
Unrealized loss for pension and other postretirement obligations, net of tax	(1,218)	(1,992)
Unrealized loss on available-for-sale securities	(5,826)	(10,219)
Tax effect	1,523	2,671
Unrealized loss on available-for-sale securities, net of tax	(4,303)	(7,548)
Unrealized gain on hedging activities arising during the period	208	535
Tax effect	(54)	(139)
Unrealized gain on hedging activities, net of tax	154	396
Accumulated other comprehensive loss	$(5,367)	$(9,144)

Reclassifications

Certain amounts in the 2024 consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income as previously reported.

Note 2: New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) and, to a lesser extent, other authoritative rulemaking bodies promulgate GAAP to regulate the standards of accounting in the United States. From time to time, the FASB issues new GAAP standards, known as Accounting Standards Updates (“ASUs”) some of which, upon adoption, may have the potential to change the way in which the Company recognizes or reports within its consolidated financial statements. The following table provides a description of standards that have not yet been adopted as of December 31, 2025, but could have an impact on the Company's consolidated financial statements upon adoption.

Standards Not Yet Adopted as of December 31, 2025
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

Financial Instruments - Credit Losses ASU 2025-08 (Topic 326): Purchased Loans

ASU 2025-08 simplifies accounting for acquired loans under CECL by expanding use of the gross-up method to a new category of purchased seasoned loans (PSLs). PSLs are acquired loans purchased more than 90 days after origination (or acquired in a business combination) when the acquirer was not involved in origination. For PSLs, an ACL is recorded at acquisition with an equal increase to amortized cost, eliminating Day 1 credit loss expense. Excludes credit cards, Topic 606 trade receivables, and debt securities.

		The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods.	Management is currently evaluating the impact of adopting this guidance on the Company's consolidated financial statements.

Derivatives and Hedging ASU 2025-09 (Topic 815): Hedge Accounting Improvements

Amendments to ASC 815 provide targeted updates including a new “similar risk exposure” criterion for grouping forecasted transactions in cash flow hedges, an optional model for hedging forecasted interest payments on choose-your-rate debt, expanded eligibility to hedge price components and subcomponents of nonfinancial forecasted transactions using the clearly-and-closely-related principle, revised eligibility for certain compound derivatives containing written options, and corrected effectiveness assessment for dual hedges involving foreign-currency-denominated debt.

		Public business entities are required to apply this guidance to annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods.	Management is currently evaluating the impact of adopting this guidance on the Company's consolidated financial statements.

Codification Improvements ASU 2025-12

ASU 2025-12 was issued to make focused technical corrections and clarifications across the codification to address unintended application, outdated references, and minor inconsistencies. The ASU affects 33 issues spanning multiple topics, including earnings per share, beneficial interests, receivables, transfers and servicing, and not-for-profit accounting, and generally is not expected to significantly change current practice.

		The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods.	Management is currently evaluating the impact of adopting this guidance on the Company's consolidated financial statements.

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

Anti-dilutive shares are common stock equivalents with average exercise prices in excess of the weighted average market price for the period presented. There were no anti-dilutive stock options exercised for the years ended 2025 and 2024, respectively.

The following table sets forth the calculation of basic and diluted earnings per share for the years ended December 31:

	For the years ended December 31,
(In thousands, except share and per share data)	2025	2024
Net (loss) income attributable to Pathfinder Bancorp, Inc.	$(1,933)	$3,383
Series A Non-Voting Common Stock dividends	552	552
Warrant dividends	50	50
Undistributed (losses) earnings allocated to participating securities	(1,066)	216
Net (loss) income available to common shareholders - Voting	$(1,469)	$2,565

Net (loss) income attributable to Pathfinder Bancorp, Inc.	$(1,933)	$3,383
Voting Common Stock dividends	1,915	1,888
Warrant dividends	50	50
Undistributed (losses) earnings allocated to participating securities	(3,472)	695
Net (loss) income available to common shareholders - Non-Voting	$(426)	$750

Basic weighted average common shares outstanding - Voting	4,777	4,714
Basic weighted average common shares outstanding - Series A Non-Voting	1,380	1,380
Diluted weighted average common shares outstanding - Voting	4,831	4,714
Diluted weighted average common shares outstanding - Series A Non-Voting	1,380	1,380

Basic and diluted earnings per common share - Voting	$(0.31)	$0.54
Basic and diluted earnings per common share - Series A Non-Voting	$(0.31)	$0.54

NOTE 4: INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized as follows as of December 31:

	December 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$67,067	$408	$(2,460)	$65,015
State and political subdivisions	35,580	94	(1,756)	33,918
Corporate	7,737	286	(81)	7,942
Asset backed securities	15,705	19	(112)	15,612
Residential mortgage-backed - US agency	49,632	437	(1,054)	49,015
Collateralized mortgage obligations - US agency	18,882	183	(682)	18,383
Collateralized mortgage obligations - Private label	87,832	513	(1,621)	86,724
Total	282,435	1,940	(7,766)	276,609
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$282,641	$1,940	$(7,766)	$276,815

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$3,559	$-	$(162)	$3,397
State and political subdivisions	14,594	22	(1,241)	13,375
Corporate	25,530	14	(1,345)	24,199
Asset backed securities	15,064	16	(874)	14,206
Residential mortgage-backed - US agency	7,640	42	(371)	7,311
Collateralized mortgage obligations - US agency	10,035	2	(913)	9,124
Collateralized mortgage obligations - Private label	54,078	294	(786)	53,586
Total	130,500	390	(5,692)	125,198
Less: Allowance for credit losses	176	-	-	-
Total held-to-maturity	$130,324	$390	$(5,692)	$125,198

	December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$73,888	$371	$(3,834)	$70,425
State and political subdivisions	35,128	122	(1,928)	33,322
Corporate	10,956	209	(284)	10,881
Asset backed securities	18,934	26	(473)	18,487
Residential mortgage-backed - US agency	40,636	35	(1,500)	39,171
Collateralized mortgage obligations - US agency	14,376	45	(891)	13,530
Collateralized mortgage obligations - Private label	85,426	158	(2,275)	83,309
Total	279,344	966	(11,185)	269,125
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$279,550	$966	$(11,185)	$269,331

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$3,648	$-	$(282)	$3,366
State and political subdivisions	17,153	10	(1,833)	15,330
Corporate	43,628	23	(1,740)	41,911
Asset backed securities	13,050	8	(557)	12,501
Residential mortgage-backed - US agency	9,575	32	(728)	8,879
Collateralized mortgage obligations - US agency	11,940	3	(1,223)	10,720
Collateralized mortgage obligations - Private label	59,946	40	(1,670)	58,316
Total	158,940	116	(8,033)	151,023
Less: Allowance for credit losses	257	-	-	-
Total held-to-maturity	$158,683	$116	$(8,033)	$151,023

A substantial percentage of the Company’s investments in mortgage-backed securities include pass-through securities and collateralized mortgage obligations issued and guaranteed by Fannie Mae, Freddie Mac, and Ginnie Mae. At December 31, 2025, the Company also held a total of 114 private-label mortgage-backed securities, collateralized mortgage obligations or asset-backed securities with an aggregate book balance of $172.7 million. At December 31, 2024, the Company also held a total of 115 private-label mortgage-backed securities, collateralized mortgage obligations or asset-backed securities with an aggregate book balance of $177.4 million. These investments are relatively short-duration securities with significant credit enhancements. The Company’s investments in state and political obligation securities are generally municipal obligations that are categorized as general obligations of the issuer that are supported by the overall taxing authority of the issuer, and in some cases are insured. The obligations issued by school districts are generally supported by state administered insurance funds or credit enhancement programs.

The amortized cost and estimated fair value of debt investment securities at December 31, 2025 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$4,206	$4,347	$427	$428
Due after one year through five years	35,793	33,427	28,299	27,739
Due after five years through ten years	10,938	10,361	13,736	11,798
Due after ten years	75,152	74,352	16,285	15,212
Sub-total	126,089	122,487	58,747	55,177
Residential mortgage-backed - US agency	49,632	49,015	7,640	7,311
Collateralized mortgage obligations - US agency	18,882	18,383	10,035	9,124
Collateralized mortgage obligations - Private label	87,832	86,724	54,078	53,586
Totals	$282,435	$276,609	$130,500	$125,198

The Company’s debt investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, is as follows:

	December 31, 2025
	Less than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	Number of Individual Securities	Unrealized Losses	Fair Value	Number of Individual Securities	Unrealized Losses	Fair Value	Number of Individual Securities	Unrealized Losses	Fair Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	1	$(63)	$17,336	8	$(2,397)	$26,573	9	$(2,460)	$43,909
State and political subdivisions	-	-	-	21	(1,756)	27,811	21	(1,756)	27,811
Corporate	-	-	-	1	(81)	676	1	(81)	676
Asset backed securities	5	(28)	8,009	6	(84)	5,199	11	(112)	13,208
Residential mortgage-backed - US agency	1	(43)	1,594	15	(1,011)	19,946	16	(1,054)	21,540
Collateralized mortgage obligations - US agency	1	(6)	1,653	11	(676)	6,156	12	(682)	7,809
Collateralized mortgage obligations - Private label	15	(72)	24,918	17	(1,549)	18,869	32	(1,621)	43,787
Totals	23	$(212)	$53,510	79	$(7,554)	$105,230	102	$(7,766)	$158,740
Held-to-Maturity Portfolio
US Treasury, agencies and GSE's	-	$-	$-	2	$(162)	$3,397	2	$(162)	$3,397
State and political subdivisions	2	(1)	296	12	(1,240)	11,304	14	(1,241)	11,600
Corporate	-	-	-	18	(1,345)	15,475	18	(1,345)	15,475
Asset backed securities	-	-	-	6	(874)	6,637	6	(874)	6,637
Residential mortgage-backed - US agency	1	(20)	2,868	5	(351)	3,296	6	(371)	6,164
Collateralized mortgage obligations - US agency	-	-	-	8	(913)	8,776	8	(913)	8,776
Collateralized mortgage obligations - Private label	3	(23)	5,505	15	(763)	20,011	18	(786)	25,516
Totals	6	$(44)	$8,669	66	$(5,648)	$68,896	72	$(5,692)	$77,565

	December 31, 2024
	Less than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	Number of Individual Securities	Unrealized Losses	Fair Value	Number of Individual Securities	Unrealized Losses	Fair Value	Number of Individual Securities	Unrealized Losses	Fair Value
Available-for-Sale Portfolio
US Treasury, agencies and GSE's	2	$(132)	$18,790	8	$(3,702)	$26,748	10	$(3,834)	$45,538
State and political subdivisions	6	(3)	900	21	(1,925)	25,211	27	(1,928)	26,111
Corporate	-	-	-	4	(284)	3,410	4	(284)	3,410
Asset backed securities	3	(328)	3,608	7	(145)	8,343	10	(473)	11,951
Residential mortgage-backed - US agency	13	(794)	29,628	9	(706)	6,107	22	(1,500)	35,735
Collateralized mortgage obligations - US agency	1	(15)	1,937	11	(876)	6,972	12	(891)	8,909
Collateralized mortgage obligations - Private label	9	(43)	15,561	20	(2,232)	23,309	29	(2,275)	38,870
Totals	34	$(1,315)	$70,424	80	$(9,870)	$100,100	114	$(11,185)	$170,524
Held-to-Maturity Portfolio
US Treasury, agencies and GSE's	-	$-	$-	2	$(282)	$3,366	2	$(282)	$3,366
State and political subdivisions	6	(5)	1,438	16	(1,828)	12,561	22	(1,833)	13,999
Corporate	1	(7)	993	35	(1,733)	28,603	36	(1,740)	29,596
Asset backed securities	2	(5)	2,241	5	(552)	6,862	7	(557)	9,103
Residential mortgage-backed - US agency	1	(115)	2,808	7	(613)	4,866	8	(728)	7,674
Collateralized mortgage obligations - US agency	-	-	-	9	(1,223)	10,121	9	(1,223)	10,121
Collateralized mortgage obligations - Private label	3	(55)	8,644	26	(1,615)	34,539	29	(1,670)	43,183
Totals	13	$(187)	$16,124	100	$(7,846)	$100,918	113	$(8,033)	$117,042

Credit-related Impairment

The Company conducts a formal review of debt investment securities on a quarterly basis for the presence of credit-related impairment. The Company assesses whether credit-related impairment is present when the fair value of a debt security is less than its amortized cost basis at the statement of condition date. Under these circumstances, impairment is considered to have occurred (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not anticipated to be sufficient to recover the entire amortized cost basis. ASC 326 requires that credit-related impairment is recognized in earnings while non-credit-related price depreciation for securities categorized as AFS not expected to be sold is recognized in other comprehensive income (“OCI”). Non-credit-related market price depreciation is based on other factors, including illiquidity and changes in the general interest rate environment. Presentation of credit-related impairment, when present, is made in the Consolidated Statements of Income on a gross basis, including both the portion recognized in earnings, as well as the portion recorded in OCI.

There were a total of 79 securities classified as AFS with an aggregate amortized historical cost of $112.8 million and an unrealized aggregate loss of $7.6 million, or -6.7%, that were in an unrealized loss position for 12 months or longer at December 31, 2025. In addition, there were 66 securities classified as HTM with an aggregate amortized historical cost of $74.5 million and an unrealized aggregate loss of $5.6 million, or -7.6%, that were in an unrealized loss position for 12 months or longer at December 31, 2025. In total, therefore, at December 31, 2025 there were 145 securities with an aggregate book value of $187.3 million and an aggregate fair value of $174.1 million, representing a loss of $13.2 million, or -7.0%, that were in an unrealized loss position for 12 months or more on that date.

All of the securities which have been in an unrealized loss position for 12 months or more at December 31, 2025 have been individually analyzed and none of the securities are considered to be credit impaired. These securities have unrealized losses primarily due to fluctuations in general interest rates or changes in expected prepayments. In all cases, price improvement in future periods will be realized as the issuances approach maturity. Of the 145 securities in an unrealized loss position for 12 months or more at December 31, 2025, 49 securities, with aggregate amortized cost balances of $73.7 million and representing 39.3% of the aggregate amortized cost of all securities in an unrealized loss position for 12 months or more, are issued by the United States government or GSEs (collectively, "government-issued securities") and are therefore either explicitly or implicitly guaranteed as to the timely payment of contractual principal and interest. These positions are deemed to have no credit impairment, thus, the disclosed unrealized losses relate primarily to changes in prevailing interest rates.

The following table depicts a roll forward of the allowance for credit losses on HTM investment securities for the years ended December 31, 2025 and 2024:

(In thousands)	Government Issued and Government Sponsored Enterprise Securities	Mortgage and Asset-backed Securities	Securities Issued By State and Political Subdivisions	Corporate Securities	Total
Balance, December 31, 2024	$-	$-	$1	$256	$257
Provision for credit losses	-	-	-	(81)	(81)
Allowance on purchased financial assets with credit deterioration	-	-	-	-	-
Charge-offs of securities	-	-	-	-	-
Recoveries	-	-	-	-	-
Balance, December 31, 2025	$-	$-	$1	$175	$176

(In thousands)	Government Issued and Government Sponsored Enterprise Securities	Mortgage and Asset-backed Securities	Securities Issued By State and Political Subdivisions	Corporate Securities	Total
Balance, January 1, 2024	$-	$-	$2	$350	$352
Provision for credit losses	-	-	(1)	(94)	(95)
Allowance on purchased financial assets with credit deterioration	-	-	-	-	-
Charge-offs of securities	-	-	-	-	-
Recoveries	-	-	-	-	-
Balance, December 31, 2024	$-	$-	$1	$256	$257

The Company monitors the credit quality of the debt securities categorized as HTM primarily through the use of credit ratings. These assessments are made on a quarterly basis. The following table summarizes the amortized cost of debt securities categorized as HTM at December 31, 2025, aggregated by credit quality indicators:

(In thousands)
AAA or equivalent	$36,521
AA or equivalent, including securities issued by the United States Government or Government Sponsored Enterprises	32,443
A or equivalent	9,204
BBB or equivalent	7,488
BB or equivalent	1,490
Unrated	43,354
Total	$130,500

Additional Disclosures

Proceeds of $21.7 million and $8.4 million, respectively on sales and redemptions of securities for the years ended December 31, 2025 and 2024 resulted in net realized gains (losses) detailed below:

(In thousands)	2025	2024
Realized gains on investments	$2	$828
Realized losses on investments	(25)	(899)
Total net realized gains (losses)	$(23)	$(71)

As of December 31, 2025 and December 31, 2024, securities with a fair value of $118.3 million and $119.8 million, respectively, were pledged to collateralize certain municipal deposit relationships. As of the same dates, securities with a fair value of $121.3 million and $123.2 million were pledged against certain borrowing arrangements.

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

NOTE 5: LOANS

Major classifications of loans are as follows:

(In thousands)	December 31, 2025	December 31, 2024
Residential mortgage loans:
1-4 family first-lien residential mortgages	$239,692	$251,373
Construction	2,039	4,864
Total residential mortgage loans	241,731	256,237
Commercial loans:
Real estate	380,311	377,619
Lines of credit	75,371	67,602
Other commercial and industrial	81,210	89,800
Paycheck Protection Program loans	63	113
Tax exempt loans	6,716	4,544
Total commercial loans	543,671	539,678
Consumer loans:
Home equity and junior liens	49,783	51,948
Other consumer	62,825	72,710
Total consumer loans	112,608	124,658
Loans, gross	898,010	920,573
Net deferred loan fees	(1,340)	(1,587)
Loans, net of deferred fees	896,670	918,986
Less allowance for credit losses	29,436	17,243
Loans receivable, net	$867,234	$901,743

Future credit-related performance of a loan portfolio generally depends upon the types of loans within the portfolio, concentrations by type of loan and the quality of the collateral securing the loans. The following table details the Company's loan portfolio by collateral type within major categories as of December 31, 2025.

(Dollars in thousands)	Balance	Number of Loans	Average Loan Balance	Minimum/ Maximum Loan Balance		Allowance for Credit Losses	Percent of Total Loans
Residential Mortgage Loans	$241,731	1,845	$131	$-	$4,660	$2,615	27%

Commercial Real Estate:
Multi Family (5 or More)	$86,218	67	$1,287	$55	$8,100	$2,399	10%
Mixed Use	55,361	66	839	21	5,644	1,540	6%
Office Space	39,439	65	607	26	6,113	1,097	4%
Hotels and Motels	32,355	9	3,595	327	11,088	900	4%
1-4 Family	22,910	166	138	-	2,299	637	3%
Retail Space	19,230	41	469	2	2,597	535	2%
Recreation/ Golf Course/ Marina	13,746	16	859	58	2,407	382	2%
Auto Dealership	11,629	8	1,454	35	4,223	324	1%
Nursing Home	11,900	2	5,950	3,800	8,100	331	1%
Self Storage/Mini Storage	11,921	3	3,974	36	11,495	332	1%
Manufacturing/Industrial	8,564	15	571	44	3,171	238	1%
Land	6,599	12	550	18	1,499	184	1%
Warehouse	18,723	22	851	34	5,083	521	2%
Assisted Living	7,180	1	7,180	7,180	7,180	200	1%
Restaurant	7,773	23	338	41	1,609	216	1%
Auto Repair	4,551	10	455	65	1,869	127	1%
Hospitals	4,468	2	2,234	1,655	2,813	124	0%
Property for Community Service	4,408	1	4,408	4,408	4,408	123	0%
School & Education	5,528	7	790	44	3,004	154	1%
All Others	7,808	20	390	2	1,434	217	1%
Total Commercial Real Estate Loans	$380,311	556	$684	$-	$11,495	$10,580	42%

Commercial and Industrial:
Secured Term Loans	$77,304	383	$202	$-	$2,521	$6,301	9%
Unsecured Term Loans	3,906	42	93	2	449	318	0%
Secured Lines of Credit	48,240	289	167	-	5,000	3,932	5%
Unsecured Lines of Credit	27,131	147	185	-	2,521	2,211	3%
Total Commercial and Industrial Loans	$156,581	861	$182	$-	$5,000	$12,762	17%

Tax Exempt Loans	$6,716	8	$840	$3	$3,719	$5	1%

Paycheck Protection Program Loans	$63	4	$16	$2	$30	$-	0%

Consumer:
Home Equity Lines of Credit	$49,783	1,275	$39	$-	$575	$705	6%
Vehicle	10,019	496	20	-	268	442	1%
Consumer Secured	22,882	1,248	18	1	10	1,009	3%
Consumer Unsecured	28,028	1,516	18	-	48	1,235	3%
All Others	1,896	1,174	2	-	65	83	0%
Total Consumer Loans	$112,608	5,709	$20	$-	$575	$3,474	13%

Net deferred loan fees	(1,340)	-	-	-	-	-	-
Allowance for credit losses	(29,436)	-	-	-	-	-	-
Total Loans, net	$867,234	8,983	$97			$29,436	100%

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

The following table summarizes the purchased loan pool positions, held by the Bank in purchased loans at year end (month and date of acquisition in parentheses):

(In thousands, except number of loans)	December 31, 2025
	Original Balance	Current Balance	Unamortized Premium/ (Discount)	Number of Loans	Maturity Range (in years)	Cumulative net charge-offs
Commercial and industrial loans (6/2019)	$6,800	$700	$-	16	1-4	$-
Home equity lines of credit (8/2019)	21,900	2,700	2	74	3-24	103
Residential real estate loans (12/2019)	4,300	3,900	266	51	15-23	-
Unsecured consumer loan pool 1 (12/2019)	5,400	100	-	29	0-1	-
Unsecured consumer installment loans pool 3 (12/2019)	10,300	45	1	31	0-7	112
Secured consumer installment loans pool 4 (12/2020)	14,500	8,100	(1,189)	452	20-23	24
Unsecured consumer loans pool 5 (1/2021) [1]	24,400	10,800	(313)	552	5-20	1,361
Secured consumer installment loans (11/2021)	21,300	14,700	(2,537)	771	15-23	803
Unsecured consumer loans pool 6 (11/2021) [1]	22,200	13,500	(1,822)	490	5-20	1,573
Revolving commercial line of credit 1 (7/2024)	1,050	14,000	19	1	0-1	-
Total	$132,150	$68,545	$(5,573)	2,467		$3,976

(In thousands, except number of loans)	December 31, 2024
	Original Balance	Current Balance	Unamortized Premium/ (Discount)	Number of Loans	Maturity Range (in years)	Cumulative net charge-offs
Commercial and industrial loans (6/2019)	$6,800	1,200	-	19	1-5	-
Home equity lines of credit (8/2019)	21,900	3,500	5	92	4-25	97
Unsecured consumer loan pool 2 (11/2019)	26,600	10	-	12	0-1	-
Residential real estate loans (12/2019)	4,300	4,200	278	54	16-25	-
Unsecured consumer loan pool 1 (12/2019)	5,400	500	-	41	1-2	-
Unsecured consumer installment loans pool 3 (12/2019)	10,300	150	3	79	0-8	112
Secured consumer installment loans pool 4 (12/2020)	14,500	9,300	(1,257)	475	21-24	22
Unsecured consumer loans pool 5 (1/2021) [1]	24,400	12,600	(342)	595	6-21	1,124
Revolving commercial line of credit 1 (3/2021)	11,600	7,900	-	1	0-1	-
Secured consumer installment loans (11/2021)	21,300	16,300	(2,613)	802	17-24	467
Unsecured consumer loans pool 6 (11/2021) [1]	22,200	15,200	(2,069)	506	7-23	1,196
Revolving commercial line of credit 1 (7/2024)	1,050	4,800	31	1	0-1	-
Total	$170,350	$75,660	$(5,964)	2,677		$3,018

(1)
On December 7, 2023, the Bank settled two pay-fixed interest rate swap derivative contracts, previously established with an unaffiliated third party and designated as fair value interest rate hedges. The hedging swap contracts were related to two purchased consumer installment loan pools comprised of loans secured by residential home solar power infrastructure. These contracts were entered into on February 13, 2021 (notional amount of $12.2 million) and December 8, 2021 (notional amount of $8.5 million). During 2024, the Bank realized gains related to the settlement of these two hedging contracts in the amount of $117,000 and $694,000, respectively. These gains on the extinguishment of the hedging swap contracts are reported as a reduction of the carrying value of the hedged loan pools and will be recognized as an enhancement to the reported yield on those loan pools over the original contractual life of the hedging swap contracts. The unamortized portion of these gains totaled $611,000 at December 31, 2025.

As of December 31, 2025, the Company had $108.4 million in residential and commercial real estate mortgage loans pledged to the Federal Home Loan Bank of New York (“FHLB-NY”). During the 12 months ended December 31, 2025, the Company also pledged $9.9 million in home equity loans to the Federal Reserve Bank of New York (“FRB-NY”).

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

Real estate loans, including residential mortgages, commercial real estate loans and home equity, comprised 74.9% and 74.5% of the total loans held in the portfolio in 2025 and 2024, respectively. Loans secured by real estate generally provide strong collateral protection and thus significantly reduce the inherent credit risk in the portfolio.

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

5.
Special Mention: All loans sixty days past due are classified Special Mention. The loan is not upgraded until it has been current for at least six consecutive months.
6.
Substandard: All loans 90 days past due are classified Substandard. The loan is not upgraded until it has been current for at least six consecutive months.
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

The following tables present the classes of the loan portfolio, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	Term Loans By Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving loans	Revolving loans converted to term loans	Total
Commercial real estate:
Pass	$49,693	$42,604	$29,527	$51,634	$35,764	$121,653	$-	$-	$330,875
Special Mention	-	6,113	11,761	7,747	-	4,875	-	-	30,496
Substandard	3,474	830	1,235	2,220	8,456	2,674	-	-	18,889
Doubtful	-	-	-	-	-	51	-	-	51
Total commercial real estate	53,167	49,547	42,523	61,601	44,220	129,253	-	-	380,311
Commercial lines of credit:
Pass	-	-	-	-	-	-	64,594	2,516	67,110
Special Mention	-	-	-	-	-	-	6,080	-	6,080
Substandard	-	-	-	-	-	-	2,119	47	2,166
Doubtful	-	-	-	-	-	-	15	-	15
Total commercial lines of credit	-	-	-	-	-	-	72,808	2,563	75,371
Other commercial and industrial:
Pass	14,970	14,164	12,205	11,416	2,234	12,413	999	-	68,401
Special Mention	959	1,422	2,013	-	21	1,339	-	-	5,754
Substandard	-	189	310	-	9	4,192	-	-	4,700
Doubtful	-	-	2,355	-	-	-	-	-	2,355
Total other commercial and industrial	15,929	15,775	16,883	11,416	2,264	17,944	999	-	81,210
Paycheck Protection Program loans
Pass	-	-	-	-	-	63	-	-	63
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Paycheck Protection Program loans	-	-	-	-	-	63	-	-	63
Tax exempt loans
Pass	2,619	4	-	-	-	4,093	-	-	6,716
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total tax exempt loans	2,619	4	-	-	-	4,093	-	-	6,716
1-4 family first-lien residential mortgages:
Pass	14,993	10,769	14,905	26,481	42,090	125,533	$-	$-	234,771
Special Mention	123	-	-	160	949	1,317	-	-	2,549
Substandard	-	-	107	100	89	1,429	-	-	1,725
Doubtful	-	-	-	-	-	647	-	-	647
Total 1-4 family first-lien residential mortgages	15,116	10,769	15,012	26,741	43,128	128,926	-	-	239,692
Residential construction:
Pass	2,039	-	-	-	-	-	-	-	2,039
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total residential construction	2,039	-	-	-	-	-	-	-	2,039
Home equity and junior liens:
Pass	4,623	2,502	3,298	2,694	2,517	10,459	21,313	883	48,289
Special Mention	-	-	41	205	-	66	64	6	382
Substandard	-	-	-	27	-	208	865	-	1,100
Doubtful	-	-	-	-	12	-	-	-	12
Total home equity and junior liens	4,623	2,502	3,339	2,926	2,529	10,733	22,242	889	49,783
Other Consumer:
Pass	2,738	2,407	51,295	2,665	1,414	2,033	-	-	62,552
Special Mention	10	27	11	13	-	91	-	-	152
Substandard	-	40	4	12	65	-	-	-	121
Doubtful	-	-	-	-	-	-	-	-	-
Total other consumer	2,748	2,474	51,310	2,690	1,479	2,124	-	-	62,825
Net deferred loan fees	(371)	62	(9)	(170)	(158)	(694)	-	-	(1,340)
Loans, net of deferred fees	$95,870	$81,133	$129,058	$105,204	$93,462	$292,442	$96,049	$3,452	$896,670

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

An age analysis of loans, not including net deferred loan costs, segregated by portfolio segment and class of loans, as of December 31, 2025 and 2024, are detailed in the following tables:

	As of December 31, 2025
	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,871	$2,934	$1,977	$7,782	$231,910	$239,692
Construction	-	-	-	-	2,039	2,039
Total residential mortgage loans	2,871	2,934	1,977	7,782	233,949	241,731
Commercial loans:
Real estate	9,042	7,461	15,567	32,070	348,241	380,311
Lines of credit	444	-	1,135	1,579	73,792	75,371
Other commercial and industrial	315	508	7,914	8,737	72,473	81,210
Paycheck Protection Program loans	-	-	-	-	63	63
Tax exempt loans	-	-	-	-	6,716	6,716
Total commercial loans	9,801	7,969	24,616	42,386	501,285	543,671
Consumer loans:
Home equity and junior liens	615	229	537	1,381	48,402	49,783
Other consumer	649	399	431	1,479	61,346	62,825
Total consumer loans	1,264	628	968	2,860	109,748	112,608
Loans, gross	$13,936	$11,531	$27,561	$53,028	$844,982	$898,010

	As of December 31, 2024
	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,262	$805	$3,162	$6,229	$245,144	$251,373
Construction	-	-	-	-	4,864	4,864
Total residential mortgage loans	2,262	805	3,162	6,229	250,008	256,237
Commercial loans:
Real estate	1,110	2,086	10,261	13,457	364,162	377,619
Lines of credit	953	28	1,448	2,429	65,173	67,602
Other commercial and industrial	3,022	366	6,503	9,891	79,909	89,800
Paycheck Protection Program loans	-	-	-	-	113	113
Tax exempt loans	-	-	-	-	4,544	4,544
Total commercial loans	5,085	2,480	18,212	25,777	513,901	539,678
Consumer loans:
Home equity and junior liens	584	329	414	1,327	50,621	51,948
Other consumer	912	560	296	1,768	70,942	72,710
Total consumer loans	1,496	889	710	3,095	121,563	124,658
Loans, gross	$8,843	$4,174	$22,084	$35,101	$885,472	$920,573

Nonaccrual loans as of December 31, 2025 and 2024, segregated by class of loan, were as follows:

	As of and for the year ended
	December 31, 2025
(In thousands)	Nonaccrual Loans	Nonaccrual loans without related allowance for credit loss	Recognized interest income
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,977	$-	$108
Total residential mortgage loans	1,977	-	108
Commercial loans:
Real estate	15,567	4,853	428
Lines of credit	1,135	-	109
Other commercial and industrial	7,914	-	449
Total commercial loans	24,616	4,853	986
Consumer loans:
Home equity and junior liens	537	-	44
Other consumer	431	-	20
Total consumer loans	968	-	64
Total nonaccrual loans	$27,561	$4,853	$1,158

	As of and for the year ended
	December 31, 2024
(In thousands)	Nonaccrual Loans	Nonaccrual loans without related allowance for credit loss	Recognized interest income
Residential mortgage loans:
1-4 family first-lien residential mortgages	$3,162	$641	$102
Total residential mortgage loans	3,162	641	102
Commercial loans:
Real estate	10,261	4,537	302
Lines of credit	1,448	1,255	81
Other commercial and industrial	6,503	1,921	258
Total commercial loans	18,212	7,713	641
Consumer loans:
Home equity and junior liens	414	-	10
Other consumer	296	-	21
Total consumer loans	710	-	31
Total nonaccrual loans	$22,084	$8,354	$774

There were no loans past due ninety days or more and still accruing interest at December 31, 2025 or 2024.

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

The financial impact of loan modifications made to borrowers experiencing financial difficulty during the twelve months ended December 31, 2025, relates to one commercial and industrial borrower granted a maturity extension of 21 months, as well as two borrowers receiving interest rate reductions, consisting of (i) a reduction from a variable rate of prime plus 1.0%, subject to a 6.5% floor, to a fixed rate of 5.0% on a commercial and industrial loan, and (ii) a 2.2% reduction to the existing fixed interest rate on a commercial real estate loan. The payment status of commercial and industrial modified loans was nonaccrual and the payment status of the commercial real estate modified loan was current during the twelve months ended 2025. The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following table presents the amortized cost basis of loans at December 31, 2025 and 2024 that were experiencing financial difficulty and modified, by class and by type of modification.

	As of December 31, 2025		As of December 31, 2024
(In thousands)	Term Extension	Total Class of Receivable	Term Extension	Total Class of Receivable
Residential mortgage loans	$-	-	$-	-
Commercial real estate	-	-	2,096	0.6%
Commercial lines of credit	-	-	-	-
Other commercial and industrial	2,355	2.9%	-	-
Home equity and consumer	-	-	-	-
Total	$2,355	2.9%	$2,096	0.6%

	As of December 31, 2025		As of December 31, 2024
(In thousands)	Interest Rate Reduction	Total Class of Receivable	Interest Rate Reduction	Total Class of Receivable
Residential mortgage loans	$-	-	$-	-
Commercial real estate	11,495	3.0%	-	-
Commercial lines of credit	-	-	-	-
Other commercial and industrial	1,339	1.6%	-	-
Home equity and consumer	-	-	-	-
Total	$12,834	4.6%	$-	0%

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

The following table details the amortized cost of collateral dependent loans as of December 31, 2025 and 2024:

(In thousands)	December 31, 2025	December 31, 2024
Commercial and industrial	$34,182	$7,478
Commercial real estate	54,008	8,591
Residential (1-4 family) first mortgages	613	374
Home equity loans and lines of credit	599	528
Consumer loans	-	67
Total loans	$89,402	$17,038

NOTE 6: ALLOWANCE FOR CREDIT LOSSES

The Bank accounts for the allowance for credit losses on loans in accordance with ASC 326, Financial Instruments - Credit Losses.

Changes in the allowance for credit losses for the years ended December 31, 2025 and 2024, and information pertaining to the allocation of the allowance for credit losses and balances of the allowance for credit losses and loans receivable based on individual and collective impairment evaluation by loan portfolio class at the indicated dates, are summarized in the tables below. An allocation of a portion of the allowance to a given portfolio class does not limit the Company’s ability to absorb losses in another portfolio class.

	As of December 31, 2025
(In thousands)	1-4 family first-lien residential mortgage	Residential construction mortgage	Commercial real estate	Commercial lines of credit	Other commercial and industrial	Paycheck Protection Program	Tax exempt	Home equity and junior liens	Other consumer	Total
Allowance for credit losses:
Beginning Balance	$1,467	$592	$6,746	$749	$2,879	$-	$4	$715	$4,091	$17,243
Charge-offs	(146)	-	(919)	(370)	(1,451)	-	-	(77)	(2,077)	(5,040)
Recoveries	5	-	53	47	120	-	-	49	556	830
Provisions (credits)	815	(118)	4,700	3,272	7,516	-	1	18	199	16,403
Ending balance	$2,141	$474	$10,580	$3,698	$9,064	$-	$5	$705	$2,769	$29,436
Ending balance: related to loans individually evaluated	$-	$-	$6,523	$3,519	$7,912	$-	$-	$188	$-	$18,142
Ending balance: related to loans collectively evaluated	$2,141	$474	$4,057	$179	$1,152	$-	$5	$517	$2,769	$11,294
Loans receivables:
Ending balance, gross	$239,692	$2,039	$380,311	$75,371	$81,210	$63	$6,716	$49,783	$62,825	$898,010
Ending balance: individually evaluated	$613	$-	$54,008	$16,602	$17,580	$-	$-	$599	$-	$89,402
Ending balance: collectively evaluated	$239,079	$2,039	$326,303	$58,769	$63,630	$63	$6,716	$49,184	$62,825	$808,608

	As of December 31, 2024
(In thousands)	1-4 family first-lien residential mortgage	Residential construction mortgage	Commercial real estate	Commercial lines of credit	Other commercial and industrial	Paycheck Protection Program	Tax exempt	Home equity and junior liens	Other consumer	Total
Allowance for credit losses:
Beginning Balance	$1,608	$858	$5,751	$1,674	$3,281	$-	$1	$657	$2,145	$15,975
Charge-offs	(47)	-	(1,119)	(1,918)	(3,436)	-	-	(117)	(3,546)	(10,183)
Recoveries	34	-	21	47	22	-	-	1	220	345
Provisions (credits)	(128)	(266)	2,093	946	3,012	-	3	174	5,272	11,106
Ending balance	$1,467	$592	$6,746	$749	$2,879	$-	$4	$715	$4,091	$17,243
Ending balance: related to loans individually evaluated	$42	$-	$853	$154	$1,165	$-	$-	$204	$67	$2,485
Ending balance: related to loans collectively evaluated	$1,425	$592	$5,893	$595	$1,714	$-	$4	$511	$4,024	$14,758
Loans receivables:										$-
Ending balance, gross	$251,373	$4,864	$377,619	$67,602	$89,800	$113	$4,544	$51,948	$72,710	$920,573
Ending balance: individually evaluated	$1,175	$-	$10,636	$1,409	$6,169	$-	$-	$555	$67	$20,011
Ending balance: collectively evaluated	$250,198	$4,864	$366,983	$66,193	$83,631	$113	$4,544	$51,393	$72,643	$900,562

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

As of December 31, the allocation of the allowance for credit losses summarized on the basis of the Company’s CECL calculation methodology was as follows:

	As of December 31, 2025
(In thousands)	1-4 family first-lien residential mortgage	Residential construction mortgage	Commercial real estate	Commercial lines of credit	Other commercial and industrial	Tax exempt	Home equity and junior liens	Other consumer	Total
Specifically reserved	$-	$-	$6,523	$3,519	$7,913	$-	$394	$2,583	$20,932
Historical loss rate	2,332	474	3,858	165	1,038	5	296	168	8,336
Qualitative factors	(191)	-	199	14	113	-	15	18	168
Total	$2,141	$474	$10,580	$3,698	$9,064	$5	$705	$2,769	$29,436

	As of December 31, 2024
(In thousands)	1-4 family first-lien residential mortgage	Residential construction mortgage	Commercial real estate	Commercial lines of credit	Other commercial and industrial	Tax exempt	Home equity and junior liens	Other consumer	Total
Specifically reserved	$42	$-	$853	$154	$1,165	$-	$416	$3,774	$6,404
Historical loss rate	1,474	592	2,779	126	1,032	4	278	285	6,570
Qualitative factors	(49)	-	3,114	469	682	-	21	32	4,269
Total	$1,467	$592	$6,746	$749	$2,879	$4	$715	$4,091	$17,243

The following table summarizes all activity related to the ACL from December 31, 2024 to December 31, 2025 and to the recorded PCL for year ended December 31, 2025:

ACL - Loans	Reserves as of December 31, 2024	2025 Charge-Offs	2025 Recoveries	2025 PCL	Reserves as of December 31, 2025
Individually evaluated	$2,485	$(2,229)	$37	$17,849	$18,142
Overdraft	-	(124)	28	96	-
Pooled - quantitative	6,570	(1,041)	248	2,559	8,336
Pooled - qualitative	4,269	-	-	(4,101)	168
Purchased	3,919	(1,646)	517	-	2,790
Total ACL - Loans	17,243	(5,040)	830	16,403	29,436

ACL - Held-To-Maturity	257	-	-	(81)	176

Other Liabilities - Unfunded Commitments	550	-	-	20	570
Total ACL	$18,050	$(5,040)	$830	$16,342	$30,182

NOTE 7: SERVICING

Loans serviced for others are not included in the accompanying Consolidated Statements of Condition. At December 31, 2025 and 2024, the Bank serviced 566 and 527 residential mortgage loans for others, respectively. The unpaid principal balances of mortgage loans serviced for others were $61.0 million and $55.0 million at December 31, 2025 and 2024, respectively. The balance of capitalized servicing rights included in other assets at December 31, 2025 and 2024, was $294,000 and $289,000, respectively.

The following summarizes mortgage servicing rights capitalized and amortized:

(In thousands)	2025	2024
Mortgage servicing rights capitalized	$107	$50
Mortgage servicing rights amortized	101	91

NOTE 8: PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31 is as follows:

(In thousands)	2025	2024
Land	$2,553	$2,661
Buildings	21,225	20,916
Furniture, fixtures and equipment	20,057	19,471
Construction in progress	546	956
	44,381	44,004
Less: Accumulated depreciation	26,373	24,995
	$18,008	$19,009

Depreciation expense in 2025 and 2024 was $1.4 million and $1.3 million, respectively.

NOTE 9: FORECLOSED REAL ESTATE

A summary of foreclosed real estate at December 31 is as follows:

(In thousands)	Number of properties	December 31, 2025	Number of properties	December 31, 2024
Foreclosed real estate	3	$137	-	$-

At December 31, 2025 and 2024, the Company reported $698,000 and $1.2 million, respectively, in real estate loans in the process of foreclosure.

NOTE 10: GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. Goodwill is not amortized, but is evaluated annually for impairment or between annual evaluations in certain circumstances. Management performs an annual assessment of the Company’s goodwill to determine whether or not any impairment of the carrying value may exist. There was no impairment of goodwill recorded during the years ended December 31, 2025 or 2024.

Of the $5.1 million of goodwill carried on the Company’s books as of December 31, 2025, $3.8 million of this amount was due to prior acquisitions of bank branches. Approximately $1.2 million of goodwill was established for the 2024 acquisition of the East Syracuse branch from Berkshire Bank.

Intangible Assets

In addition to goodwill, the Company recorded a core deposit intangible and a fair value premium as a result of the 2024 East Syracuse branch acquisition. Core deposit intangible (“CDI”) represents a premium paid to acquire the core deposits of an institution and is recorded as an intangible asset. In July 2024, a core deposit intangible of $6.3 million was established to be amortized on a straight-line basis over 10 years. For the years ended December 31, 2025 and 2024, the Company recognized approximately $627,000 and $282,000 of amortization expense related to the CDI, respectively. The weighted average remaining amortization period of this intangible is 8.6 years.

The gross carrying amount and annual amortization for intangible assets are as follows:

	December 31,
(In thousands)	2025	2024
Gross carrying amount	$6,271	$6,271
Accumulated amortization	(909)	(282)
Intangible assets, net	$5,362	$5,989

The estimated amortization expense for each of the five succeeding years ended December 31, is as follows:

(In thousands)
2026	$627
2027	627
2028	627
2029	627
2030	627
Thereafter	2,227
Total	$5,362

The Company paid a deposit premium in the acquisition of the East Syracuse branch, which is included in the balance of time deposits on the balance sheet. In July 2024, a fair value premium was established for $543,000 to be accreted on a straight-line basis over 10 years. For the years ended December 31, 2025 and 2024, the Company recognized approximately $54,000 and $25,000 of accretion related to the fair value premium, respectively. The weighted average remaining accretion period of this premium is 8.6 years.

The gross carrying amount and annual accretion for the fair value deposit premium are as follows:

	December 31,
(In thousands)	2025	2024
Gross carrying amount	$543	$543
Accumulated accretion	(79)	(25)
Net fair value premium	$464	$518

The estimated accretion income for each of the five succeeding years ended December 31, is as follows:

(In thousands)
2026	$54
2027	54
2028	54
2029	54
2030	54
Thereafter	194
Total	$464

NOTE 11: DEPOSITS

A summary of deposits at December 31 is as follows:

(In thousands)	2025	2024
Savings accounts	$122,718	$128,753
Time accounts	317,201	360,716
Time accounts in excess of $250,000	134,779	142,473
Money management accounts	9,539	11,583
MMDA accounts	285,564	239,016
Demand deposit interest-bearing	110,702	101,080
Demand deposit noninterest-bearing	196,377	213,719
Mortgage escrow funds	6,968	7,184
Total Deposits	$1,183,848	$1,204,524

At December 31, 2025, the scheduled maturities of time deposits are as follows:

(In thousands)
Year of Maturity:
2026	$425,356
2027	21,176
2028	4,337
2029	719
2030	72
Thereafter	320
Total	$451,980

In addition to deposits obtained from its business operations within its target market areas, the Bank also obtains brokered deposits through various programs administered by IntraFi Network and through other unaffiliated third-party financial institutions. As of December 31, brokered and nonbrokered deposits are summarized as follows:

	2025			2024
(In thousands)	Nonbrokered	Brokered	Total	Nonbrokered	Brokered	Total
Savings accounts	$122,718	$-	$122,718	$128,753	$-	$128,753
Time accounts	220,288	96,913	317,201	226,445	134,271	360,716
Time accounts of $250,000 or more	134,779	-	134,779	142,473	-	142,473
Money management accounts	9,539	-	9,539	11,583	-	11,583
MMDA accounts	285,564	-	285,564	239,016	-	239,016
Demand deposit interest-bearing	105,702	5,000	110,702	99,080	2,000	101,080
Demand deposit noninterest-bearing	196,377	-	196,377	213,719	-	213,719
Mortgage escrow funds	6,968	-	6,968	7,184	-	7,184
Total Deposits	$1,081,935	$101,913	$1,183,848	$1,068,253	$136,271	$1,204,524

NOTE 12: BORROWED FUNDS

The composition of borrowings (excluding subordinated debt) at December 31 is as follows:

(In thousands)	2025	2024
Short-term:
FHLB advances	$22,000	$61,000
FRB advances	22,000	-
Total short-term borrowings	$44,000	$61,000
Long-term:
FHLB advances	$14,074	$27,068
Total long-term borrowings	$14,074	$27,068

The principal balances, interest rates and maturities of the outstanding long-term borrowings, all of which are at a fixed rate, at December 31, 2025 are as follows:

Term	Principal	Rates
(Dollars in thousands)
Advances with FHLB
Due within 1 year	$10,010	0.67 - 4.96%
Due within 2 years	4,064	4.13%
Total advances with FHLB	$14,074
Total long-term fixed rate borrowings	$14,074

At December 31, 2025, scheduled repayments of long-term borrowings are as follows:

(In thousands)
2026	$10,010
2027	4,064
Total	$14,074

The Company has access to FHLB-NY advances, under which it can borrow at various terms and interest rates. Residential and commercial mortgage loans with a carrying value of $108.4 million and securities with a carrying value of $85.2 million have been pledged by the Company under a blanket collateral agreement to secure the Company’s borrowings at December 31, 2025. The total outstanding indebtedness under borrowing facilities with the FHLB cannot exceed the total value of the assets pledged under the blanket collateral agreement. At December 31, 2025, the Company had $13.5 million of unused borrowing capacity under its line of credit with the Federal Reserve Bank of New York through its Discount Window and has pledged home equity loans and various corporate and municipal securities against the line. The Company has $15.0 million in lines of credit available with two other correspondent banks. $10.0 million of that line of credit is available on an unsecured basis and the remaining $5.0 million must be collateralized with investment securities. Interest on the lines is determined at the time of borrowing.

NOTE 13: SUBORDINATED DEBT AND TRUST PREFERRED SECURITIES

On October 14, 2020, the Company executed a private placement of $25.0 million of its 5.50% Fixed to Floating Rate non-amortizing Subordinated Debt (the “2020 Subordinated Debt”) to certain qualified institutional investors. The 2020 Subordinated Debt has a maturity date of October 15, 2030, and initially was interest-bearing, payable semi-annually, at a fixed annual rate of 5.50% per annum until October 15, 2025. The 2020 Subordinated Debt is senior in the Company’s credit repayment hierarchy only to the Company’s common equity and any future senior indebtedness and is intended to qualify as Tier 2 capital for regulatory capital purposes for the Company.

Commencing on October 16, 2025, the interest rate applicable to the outstanding principal amount due resets quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate (“SOFR”) plus 5.32%, payable quarterly through maturity (9.22% as of December 31, 2025). The Company has the option to redeem the 2020 Subordinated Debt at par, in whole or in part, at any time after October 15, 2025 (the first redemption date). As of December 31, 2025, the Company allowed the debt to remain outstanding. The Company paid $783,000 in origination and legal fees as part of this transaction. These fees were fully amortized over the life of the 2020 Subordinated Debt through its first redemption date using the effective interest method, giving rise to an effective cost of funds of 6.22% from the issuance date calculated under this method. Accordingly, interest expense related to this indebtedness of $1.7 million and $1.6 million was recorded in the years ended December 31, 2025 and 2024, respectively.

The Company has a non-consolidated subsidiary trust, Pathfinder Statutory Trust II (the "Trust"), of which the Company owns 100% of the common equity. The Trust issued $5,000,000 of 30-year floating rate Company-obligated pooled capital securities of Pathfinder Statutory Trust II (“Floating-Rate Debentures”). The Company borrowed the proceeds of the capital securities from the Trust by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms. The capital securities mature in 2037 and are treated as Tier 1 capital by the FDIC and FRB. The capital securities of the Trust are a pooled trust preferred fund of Preferred Term Securities VI, Ltd., whose interest rate resets quarterly, and are indexed to the three-month SOFR plus 1.91%. These securities have a five-year call provision. The Company paid $321,000 and $373,000 in interest expense related to this issuance in 2025 and 2024, respectively. The Company guarantees all of these securities.

The Company's equity interest in the Trust is included in other assets on the Consolidated Statements of Financial Condition at December 31, 2025 and 2024. For regulatory reporting purposes, the Federal Reserve Board has indicated that the preferred securities will continue to qualify as Tier 1 capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in Tier 1 Capital, the securities become callable and the Company may redeem them.

The composition of subordinated debt at December 31 is as follows:

(In thousands)	2025	2024
Subordinated debt
Junior subordinated debenture	$5,155	$5,155
Subordinated debt	25,000	25,000
Deferred financing charges	-	(48)
Total subordinated debt	$30,155	$30,107

The principal balances, interest rates and maturities of the subordinated debt at December 31, 2025 are as follows:

Term	Principal	Rates
(Dollars in thousands)
Subordinated debt:
Due within 5 years	$25,000	3-Month SOFR + 5.32%
Due within 12 years	5,155	3-Month SOFR + 1.91%
Total subordinated debt	$30,155

Scheduled repayments of the subordinated debt at December 31, 2025 are as follows:

(In thousands)
2026	$-
2027	-
2028	-
2029	-
2030	25,000
Thereafter	5,155
Total	$30,155

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

The following tables set forth the changes in the plans’ benefit obligations, fair value of plan assets and the plans’ funded status as of and for the years ended December 31:

	Pension Benefits		Postretirement Benefits
(In thousands)	2025	2024	2025	2024
Change in benefit obligations:
Benefit obligations at beginning of year	$9,347	$9,586	$123	$120
Service cost	-	-	-	-
Interest cost	575	556	7	7
Plan participants' contribution	-	-	6	6
Plan amendments, curtailments, and special termination benefits	146	-	-	-
Actuarial (gain) loss	96	(343)	23	9
Benefits paid	(788)	(452)	(21)	(19)
Benefit obligations at end of year	9,376	9,347	138	123
Change in plan assets:
Fair value of plan assets at beginning of year	17,295	17,108	-	-
Actual return on plan assets	2,054	639	-	-
Benefits paid	(788)	(452)	(21)	(19)
Plan participants' contribution	-	-	6	6
Employer contributions	-	-	15	13
Fair value of plan assets at end of year	18,561	17,295	-	-
Funded (unfunded) status - asset (liability)	$9,185	$7,948	$(138)	$(123)

The funded status of the pension was recorded within other assets on the Consolidated Statements of Condition. The unfunded status of the postretirement plan is recorded within other liabilities on the Consolidated Statements of Condition.

Amounts recognized in accumulated other comprehensive loss as of December 31 are as follows:

	Pension Benefits		Postretirement Benefits
(In thousands)	2025	2024	2025	2024
Net loss (gain)	$1,704	$2,782	$(56)	$(86)
Tax Effect	444	726	(15)	(22)
	$1,260	$2,056	$(41)	$(64)

Gains and losses in excess of 10% of the greater of the benefit obligation or the fair value of assets are amortized over the average remaining service period of active participants.

The Company utilized the actual projected cash flows of the participants in both plans for the years ended December 31, 2025 and 2024. The following points address the approach taken.

1.
An analysis of the defined benefit pension plan’s expected future cash flows and high-quality fixed income investments currently available and expected to be available during the period to maturity of the pension benefits yielded a single discount rate of 6.22% at December 31, 2025.
2.
An analysis of the postretirement health plan’s expected future cash flows and high-quality fixed-income investments currently available and expected to be available during the period to maturity of the retiree medical benefits yielded a single discount rate of 6.22% at December 31, 2025.

3.
Each discount rate was developed by matching the expected future cash flows of the Bank to high quality bonds. Every bond considered has earned ratings of at least AA by Fitch Group, AA by Standard & Poor’s, or Aa2 by Moody’s Investor Services.

The significant assumptions used in determining the benefit obligations as of December 31, are as follows:

	Pension Benefits		Postretirement Benefits
	2025	2024	2025	2024
Weighted average discount rate	6.22%	6.32%	6.22%	6.32%
Rate of increase in future compensation levels	-	-	-	-

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plan. The annual rate of increase in the per capita cost of covered medical benefits for future years was assumed to be 7.5% for 2026, gradually decreasing to 4.0% in 2075 and remain at that level thereafter. For covered prescription drug benefits, the annual rate of increase in the per capita cost for future years was assumed to be 6.5% for 2026, gradually decreasing to 4.0% in 2075 and remain at that level thereafter.

The composition of the net periodic benefit plan (benefit) cost for the years ended December 31 is as follows:

	Pension Benefits		Postretirement Benefits
(In thousands)	2025	2024	2025	2024
Service cost	$-	$-	$-	$-
Interest cost	575	556	7	7
Expected return on plan assets	(1,023)	(1,013)	-	-
Amortization of transition obligation	-	-	-	-
Amortization of net losses/(gains)	142	158	(1)	(3)
Amortization of unrecognized past service liability	-	-	(5)	(5)
Impact of special termination benefits	146	-		-
Net periodic benefit plan (benefit) cost	$(160)	$(299)	$1	$(1)

The significant assumptions used in determining the net periodic benefit plan cost for years ended December 31, were as follows:

	Pension Benefits		Postretirement Benefits
	2025	2024	2025	2024
Weighted average discount rate	6.32%	5.94%	6.32%	5.94%
Expected long term rate of return on plan assets	6.00%	6.00%	-	-
Rate of increase in future compensation levels	-	-	-	-

The long term rate of return on assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 6.5% to 8.5% and 2.0% to 4.0%, respectively. The long-term inflation rate was estimated to be 2.5%. When these overall return expectations are applied to the plan’s target allocation, the expected rate of return was determined to be in the range of 5.0% to 7.0%. Management chose to use a 6.0% expected long-term rate of return in 2025 and a 6.0% expected long-term rate of return in 2026 reflecting current economic conditions and expected rates of return. Based on the $18.6 million fair value of plan assets at December 31, 2025, each 50 basis point decrease in the expected long-term rate of return would reduce after tax net income at a 2026 expected state and federal combined statutory tax rate of 26.1% by approximately $69,000.

The Company does not expect to recognize any amortization from accumulated other comprehensive loss into net periodic benefit income related to its pension plan during 2026. The estimated amortization of prior service credit for the postretirement health plan in 2026 is $5,000. The expected net periodic benefit plan benefit for 2026 is estimated to be $528,000 for both retirement plans in aggregate.

Plan assets are invested in a diversified investment portfolio with the overall long-term investment objective of maintaining plan assets at a level that will sufficiently cover long-term obligations and generating a return on plan assets that will meet or exceed the rate at which long-term obligations will grow. The long-term objective for the assets under this policy is to achieve after fees and expenses, an average annual return of 6.0% over the expected holding period of this portfolio. The moderate portfolio objective combines both preservation of capital and moderate risk taking. This supports a diversified portfolio that incorporates equities, fixed income, cash, and potentially alternatives.

As of year-end, the portfolio holds a diversified mix of U.S., non-U.S., and global equity ETFs. The portfolio also holds both individual bonds and bond ETFs. The fixed income allocation skews toward higher credit quality, with a focus on producing total return as well as hedging some of the liabilities to mitigate funded status volatility

Pension plan assets measured at fair value are summarized below:

	At December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Asset Category:
Mutual Funds - Equity
Large-cap (a)	$4,496	$-	$-	$4,496
Mid-cap / Small-cap (a)	1,012	-	-	1,012
International Equity (a)	2,802	-	-	2,802
Other (a)	255	-	-	255
Equity -Total	8,565	-	-	8,565
Fixed Income Funds
Government Securities (b) (c)	5,377	1,222	-	6,599
Corporate Bonds and other debt securities (d) (e)	655	2,576	-	3,231
Fixed Income-Total	6,032	3,798	-	9,830
Cash and Cash Equivalents (f) (g)	158	8	-	166
Total	$14,755	$3,806	$-	$18,561
a)
This category includes exchange-traded funds representing equity markets.
b)
This category includes U.S. Treasuries.
c)
This category includes U.S. Agencies.
d)
This category includes exchange traded funds with fixed income as the underlying exposure.
e)
This category includes investment grade corporate bonds and taxable municipal bonds.
f)
This category includes cash and a fully collateralized money market fund.
g)
This category includes ex-dividends that will be paid in cash and accrued interest on the money market fund.

	At December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Asset Category:
Mutual Funds - Equity
Large-cap (a)	$3,906	$-	$-	$3,906
Mid-cap / Small-cap (a)	886	-	-	886
International Equity (a)	2,234	-	-	2,234
Other (a)	213	-	-	213
Equity -Total	7,239	-	-	7,239
Fixed Income Funds
Government Securities (b) (c)	5,921	1,210	-	7,131
Corporate Bonds and other debt securities (d) (e)	490	2,283	-	2,773
Fixed Income-Total	6,411	3,493	-	9,904
Cash and Cash Equivalents (f) (g)	145	7	-	152
Total	$13,795	$3,500	$-	$17,295
a)
This category includes exchange-traded funds representing equity markets.
b)
This category includes nominal U.S Treasuries.
c)
This category includes U.S. Agencies.
d)
This category includes exchange traded funds with fixed income as the underlying exposure.
e)
This category includes investment grade corporate bonds and taxable municipal bonds.
f)
This category includes cash and a fully collateralized money market fund.
g)
This category includes ex-dividends that will be paid in cash.

For the fiscal year ending December 31, 2026, the Company expects to contribute approximately $17,000 to the postretirement plan.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from both retirement plans for the years ending December 31:

	Pension	Postretirement
(In thousands)	Benefits	Benefits	Total
Years ending December 31:
2026	$636	$17	$653
2027	646	16	662
2028	683	15	698
2029	686	15	701
2030	724	14	738
2031-2035	3,645	61	3,706
Total	$7,020	$138	$7,158

The Company also offers a 401(k) plan to its employees. Employees may contribute a portion of their eligible compensation to the plan, and the Company matches a percentage of such contributions pursuant to the plan’s provisions. Expense related to employer contributions under the plan totaled $832,000 for the year ended December 31, 2025, compared to $848,000 for the year ended December 31, 2024.

The Company maintains optional deferred compensation plans for its directors and certain executive officers, whereby fees and income normally received are deferred and paid by the Company based upon a payment schedule commencing between the ages of 65 and 70 and continuing monthly for 10 years. At December 31, 2025 and 2024, other liabilities on the accompanying Consolidated Statements of Condition include approximately $3.5 million and $3.4 million, respectively, relating to deferred compensation. Deferred compensation expense for the years ended December 31, 2025 and 2024 amounted to approximately $348,000 and $347,000, respectively.

The Bank adopted a Defined Contribution Supplemental Executive Retirement Plan (the “SERP”), effective January 1, 2014. The SERP benefits certain key senior executives of the Bank who are selected by the Board to participate, including our named executive officers. The SERP is intended to provide a benefit from the Bank upon retirement, death, disability or voluntary or involuntary termination of service (other than “for cause”), subject to the requirements of Section 409A of the Internal Revenue Code. Accordingly, the SERP obligates the Bank to make a contribution to each executive’s account on the last business day of each calendar year. In addition, the Bank may, but is not required to, make additional discretionary contributions to the executive’s accounts from time to time. All executives currently participating in the plan, including the named executive officers, are fully vested in the Bank’s contribution to the plan. In the event the executive is terminated involuntarily or resigns for good reason within 24 months following a change in control, the Bank is required to make additional annual contributions the lesser of: (1) three years or (2) the number of years remaining until the executive’s benefit age, subject to potential reduction to avoid an excess parachute payment under Code Section 280G. In the event of the executive’s death, disability or termination within 24 months after a change in control, the executive’s account will be paid in a lump sum to the executive or a named beneficiary, as applicable. In the event the executive is entitled to a benefit from the SERP due to retirement or other termination of employment, the benefit will be paid either in a lump sum or in 10 annual installments as detailed in his or her participant agreement. At December 31, 2025 and 2024, other liabilities on the accompanying Consolidated Statements of Condition included $699,000 and $694,000, respectively, accrued under this plan.

To assist in the funding of the Company’s benefits under the supplemental executive retirement plan and deferred compensation plans, the Company is the owner of single premium life insurance policies on selected participants. At December 31, 2025 and 2024, the cash surrender values of these policies were $31.4 million and $24.7 million, respectively.

NOTE 15: Stock Based Compensation PlanS

The Company maintains stock option awards granted under its legacy equity incentive plans. The Company’s 2010 and 2016 Equity Incentive Plans remain in existence solely for the purpose of administering outstanding awards granted under those plans, and no additional awards may be granted thereunder.

Outstanding stock options and activity are summarized below:

	Options Outstanding		Shares Exercisable
	Number of	Weighted Average	Number of	Weighted Average
(Shares in thousands)	Shares	Exercise Price	Shares	Exercise Price
Outstanding at January 1, 2024	165	$11.01	165	$11.01
Granted	-	-	-	-
Newly vested	-	-	-	-
Exercised	(26)	-	(26)	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2024	139	$11.00	139	$11.00
Granted	-	-	-	-
Newly vested	-	-	-	-
Exercised	(60)	-	(60)	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2025	79	$11.06	79	$11.06

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options prior to the expiration date. The intrinsic value can change based on fluctuations in the market value of the Company’s stock. The intrinsic value of the stock options was $241,000 and $902,000 at December 31, 2025 and December 31, 2024, respectively.

At December 31, 2025 and 2024, the average remaining contractual life of outstanding options and shares exercisable was 1.3 years and 2.7 years, respectively.

Restricted Stock Unit Grants

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

The compensation expense of the stock option awards and restricted stock units is based on the fair value of the instruments on the date of grant. For the year ended December 31, 2025, the Company recorded $985,000 in stock-based compensation expense, compared with no such expense recognized in 2024.

NOTE 16: EMPLOYEE STOCK OWNERSHIP PLAN

The Bank maintains the Pathfinder Bank Employee Stock Ownership Plan (the “ESOP”) to provide Company stock for the benefit of its employees.

The ESOP was internally leveraged through a loan from the Company, which was fully repaid on September 30, 2024 when the plan reached maturity status. In accordance with ASC 718-40, the ESOP loan did not appear as a liability on the Company’s Consolidated Statements of Condition. The Company recorded no ESOP compensation expense in 2025, compared with $247,000 recorded in 2024, including $2,000 for dividends on unallocated shares. As of December 31, 2025, the ESOP loan was fully repaid and all related shares were earned and allocated to participants.

NOTE 17: Income Taxes

The (benefit from) provision for income taxes for the years ended December 31, is as follows:

(In thousands)	2025	2024
Current	$1,361	$749
Deferred	(3,521)	(417)
Total (benefit from) provision for income taxes	$(2,160)	$332

The (benefit from) provision for income taxes includes the following:

(In thousands)	2025	2024
Federal Income Tax	$(1,412)	$166
State Income Tax	(748)	166
Total (benefit from) provision for income taxes	$(2,160)	$332

The components of the net deferred tax asset (liability), included in other assets on the accompanying Consolidated Statements of Condition as of December 31, are as follows:

(In thousands)	2025	2024
Assets:
Deferred compensation	$1,150	$1,120
Allowance for credit losses	7,904	4,720
Postretirement benefits	36	32
Subordinated debt interest	-	82
Loan origination fees	350	415
Investment securities	1,523	2,671
Stock-based compensation	150	35
Lease liabilities	4,460	416
State net operating loss	183	-
Other	723	871
Total deferred tax assets	16,479	10,362
Liabilities:
Prepaid pension	(2,400)	(2,077)
Derivative instruments	(59)	(146)
Depreciation	(1,783)	(1,857)
Accretion	(379)	(420)
Intangible assets	(963)	(982)
Mortgage servicing rights	(77)	(76)
Right-of-use assets	(4,438)	(363)
Prepaid expenses and transaction fees	(12)	(257)
Total deferred tax liabilities	(10,111)	(6,178)
Net deferred tax asset	$6,368	$4,184

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the statutory carry back period. A valuation allowance is provided when it is more likely than not that some portion, or all of the deferred tax assets, will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income and the projected future level of taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Management determined there was no valuation allowance needed as of December 31, 2025 or 2024.

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

In 2025, the Company’s effective tax rate was a benefit of 52.8%, as compared to an expense of 8.9% in 2024. A reconciliation of the federal statutory income tax rate of 21.0% to the effective income tax rate for the years ended December 31, is as follows:

(In thousands)	2025		2024
Federal statutory income tax rate	$(860)	21.0%	$780	21.0%
State tax, net of federal benefit (1)	(765)	18.7	143	3.9
Tax-exempt interest income	(210)	5.1	(146)	(3.9)
Increase in value of bank owned life insurance less premiums paid	(132)	3.2	(13)	(0.4)
Death benefit from bank owned life insurance proceeds	(39)	1.0	(161)	(4.4)
Sale of subsidiary	-	-	(84)	(2.3)
Federal historic tax credit	(75)	1.8	(75)	(2.0)
Prior year partnership investment adjustment	(55)	1.4	(38)	(1.0)
Other	(24)	0.6	(74)	(2.0)
Effective income tax rate	$(2,160)	52.8%	$332	8.9%

(1)
State and local income taxes for New York State comprised greater than 50 percent of the amounts in this category.

Cash outflows for income taxes were as follows for the years ended December 31:

(In thousands)	2025	2024
Federal	$500	$600
State and local:	-	-
New York State	-	-
Maryland	-	-
Ohio	-	-
Total cash taxes paid	$500	$600

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

At December 31, 2025 and 2024, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
(In thousands)	2025	2024
Commitments to grant loans	$38,295	$41,283
Unfunded commitments under lines of credit	142,204	187,681
Unfunded commitments related to construction loans in progress	2,406	1,668
Standby letters of credit	3,357	2,359

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include residential real estate and income-producing commercial properties. Loan commitments outstanding at December 31, 2025 with variable interest rates and fixed interest rates were approximately $135.6 million and $50.7 million, respectively. These outstanding loan commitments carry current market rates.

Unfunded commitments under revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

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

NOTE 19: Dividends and Restrictions

The Company's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Company. In addition to state law requirements and the capital requirements discussed in Note 20, regulatory matters, regulations and policies limit the circumstances under which the Bank may pay dividends. The amount of retained earnings legally available under these regulations approximated $9.8 million as of December 31, 2025. Dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements or below the Liquidation Account established following the Conversion in 2025. The Bank made dividend payments to the Company of $4.4 million and $3.2 million in the years ended December 31, 2025 and 2024, respectively.

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its banking operations. This strong capital position serves to support growth and expansion activities while at the same time exceeding regulatory standards. At December 31, 2025, the Bank met the regulatory definition of a “well-capitalized” institution, i.e. a total risk-based capital ratio exceeding 10%, a Tier 1 risk-based capital ratio exceeding 8%, a CET1 risk-based capital ratio exceeding 6.5%, and a leverage ratio exceeding 5%.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of CET1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The buffer is separate from the capital ratios required under the Prompt Corrective Action (“PCA”) standards. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum levels of the following capital to risk-weighted assets ratios: (1) Total Capital,

(2) Tier 1 Capital, and (3) CET1. The capital conservation buffer requirement is now fully implemented at 2.5% of risk-weighted assets. At December 31, 2025, the Bank exceeded all regulatory required minimum capital ratios, including the capital buffer requirements.

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

As of December 31, 2025, the Bank’s most recent notification from the FDIC categorized the Bank as “well-capitalized”, under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized”, the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

As noted above, the regulations also impose a “capital conservation buffer” consisting of 2.5% of CET1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The buffer is separate from the capital ratios required under the Prompt Corrective Action (“PCA”) standards and imposes restrictions on dividend distributions and discretionary bonuses if the buffer is not met. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum levels of the following capital to risk-weighted assets ratios: (1) Total Capital, (2) Tier 1 Capital, and (3) CET1. At December 31, 2025, the Bank exceeded all regulatory required minimum capital ratios, including the capital buffer requirements.

The Bank’s actual capital amounts and ratios as of December 31, 2025 and 2024 are presented in the following table.

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be "Well-Capitalized" Under Prompt Corrective Provisions		Minimum For Capital Adequacy with Buffer
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025:
Total Capital (to risk-weighted assets)	$146,559	14.72%	$79,646	8.00%	$99,558	10.00%	$104,535	10.50%
Tier 1 Capital (to risk-weighted assets)	$133,896	13.45%	$59,735	6.00%	$79,646	8.00%	$84,624	8.50%
Common Equity Tier 1 (to risk-weighted assets)	$133,896	13.45%	$44,801	4.50%	$64,712	6.50%	$69,690	7.00%
Tier 1 Capital (to average assets)	$133,896	9.41%	$56,927	4.00%	$71,159	5.00%	$71,159	5.00%
As of December 31, 2024
Total Capital (to risk-weighted assets)	$151,747	14.65%	$82,845	8.00%	$103,556	10.00%	$108,733	10.50%
Tier 1 Capital (to risk-weighted assets)	$138,740	13.40%	$62,133	6.00%	$82,845	8.00%	$88,022	8.50%
Common Equity Tier 1 (to risk-weighted assets)	$138,740	13.40%	$46,600	4.50%	$67,311	6.50%	$72,489	7.00%
Tier 1 Capital (to average assets)	$138,740	9.64%	$41,422	4.00%	$51,778	5.00%	$71,960	5.00%

The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary bank that supports growth and expansion activities while at the same time exceeding regulatory standards. At December 31, 2025, the Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. a total risk-based capital ratio exceeding 10%, a Tier 1 risk-based capital ratio exceeding 8%, CET1 risk-based capital ratio exceeding 6.5%, and a leverage ratio exceeding 5%.

NOTE 21: INTEREST RATE DERIVATIVES

The Company is exposed to certain risks from both its business operations and changes in economic conditions. As part of managing interest rate risk, the Company enters into standardized interest rate derivative contracts (designated as hedging agreements) to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate hedging agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate hedging agreements are generally entered into with counterparties that meet established credit standards and the agreements contain master netting, collateral and/or settlement and escrow provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material at December 31, 2025. Interest rate hedging agreements are recorded at fair value as other assets or liabilities on the accompanying Consolidated Statements of Condition. The Company had no material derivative contracts not designated as hedging agreements at December 31, 2025 or 2024.

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

The Company records various hedges in the Consolidated Statements of Condition at fair value. The Company’s accounting treatment for these derivative instruments is based on the instruments' hedge designation determined at the inception of each derivative instrument's contractual term. The following tables show the Company’s outstanding fair value hedges at December 31, 2025 and 2024:

(In thousands)	Hedge-Adjusted Carrying Amount of the Hedged Assets at December 31, 2025	Cumulative Amount of Fair Value Hedging Adjustment Subtracted/(Added) from Carrying Amount of the Hedged Assets at December 31, 2025	Hedge-Adjusted Carrying Amount of the Hedged Assets at December 31, 2024	Cumulative Amount of Fair Value Hedging Adjustment Subtracted from Carrying Amount of the Hedged Assets at December 31, 2024
Line item on the balance sheet in which the hedged item is included:
Available-for-sale securities (1)	$68,917	$1,214	$76,303	$3,199
Loans receivable (2)	$120,574	$292	$133,765	$2,887

(1)
The $68.9 million net carrying amount of hedged assets represents the hedge-adjusted amortized cost basis of specifically-identified municipal, Private label and GSE-backed securities designated as the underlying assets for the hedging relationships. The notional amount of the designated hedges were $69.8 million and $73.9 million at December 31, 2025 and 2024, respectively. The fair value of the derivatives (an unrealized gain, receivable from derivative counterparties) recorded in other assets resulted in a net asset position of $1.3 million and $3.2 million at December 31, 2025 and 2024, respectively. The Company's participation in fair value hedging transactions increased investment security interest income by $1.1 million and $2.1 million in the twelve month periods ended December 31, 2025 and 2024, respectively.

(2)
The $120.6 million net carrying amount of hedged assets represents the hedge-adjusted amortized cost of a designated pool of residential mortgages and the aggregate hedge-adjusted amortized cost of four specified purchased consumer loan pools. These pools of loans were designated as the underlying assets for the hedging relationships in which the hedged underlying asset's notional amounts were the amortized cost projected to be remaining at the end of the contractual term of the hedging instruments. The amount of the designated hedged items were $113.1 million and $128.9 million at December 31, 2025 and 2024, respectively. At December 31, 2025, the fair value of the derivatives recorded in other assets (an unrealized gain, receivable from derivative counterparties) resulted in a net asset position of $337,000, recorded by the Company as a component of other assets. At December 31, 2024, the fair value of the derivatives recorded in other assets (an unrealized loss, payable to derivative counterparties) resulted in a net asset position of $2.9 million, recorded by the Company as a component of other assets. The Company’s participation in fair value hedging transactions increased interest income by $978,000 and $2.3 million, for the twelve month period ended December 31, 2025 and 2024, respectively. Details of the two loan hedging strategies, in place at December 31, 2025 are presented below:
a.
On April 7, 2023 the Bank entered into an amortizing swap transaction with an initial notional amount of $100.0 million whereby the Bank will receive the 3-month SOFR rate monthly, based on the notional amount of the swap contract at the beginning of each month until the swap transaction expires in 2035. The notional amount of the swap declines monthly according to a predetermined amortization schedule and was $68.1 million at December 31, 2025. The Bank will pay a fixed rate of 3.208% to the contract's counterparty throughout the life of the contract based on each month's beginning notional balance. The fair value of this swap contract was $967,000 at December 31, 2025.
b.
On December 7, 2023, the Bank entered into five fixed-pay interest rate swap contracts with a total notional amount of $50.0 million, whereby the Bank will receive the 3-month rate SOFR monthly until the respective maturity dates of the contracts. The contracts expire in annual increments on December 1 of 2025 ($5.0 million, fixed rate of 4.463%), 2026 ($5.0 million, fixed rate of 4.136%), 2027 ($10.0 million, fixed rate of 3.973%), 2028 ($15.0 million, fixed rate of 3.887%), and 2029 ($15.0 million, fixed rate of 3.845%). The fair value of the four remaining swap contracts in aggregate was negative $630,000 (a payable to the swap counterparty) at December 31, 2025.

The hedging contracts noted above, accounted for as fair value hedges, increased the yield on investments and loans by 0.24% and 0.11%, respectively, in the twelve months ended December 31, 2025. The hedging contracts noted above, accounted for as fair value hedges, increased the yield on investments and loans by 0.47% and 0.26%, respectively, in the twelve months ended December 31, 2024.

The hedge transactions increased the net income effects of the Bank's fair value and cash flow hedges for the twelve months ended December 31, 2025 and 2024, respectively, along with the net fair value position of the hedges at December 31, 2025 and 2024, respectively.

Fair Value Hedges

(In thousands)	Twelve Months Ended December 31, 2025
Hedge Category	Average Notional Balance	Period Ending Notional Balance	Net Cash Received Recorded In Net Income (Loss)	Fair Value Receivable/(Payable) at Period End
Investments	$75,534	$69,833	$1,063	$1,255
Loans	122,504	113,094	978	337
Total	$198,038	$182,927	$2,041	$1,592

	Twelve Months Ended December 31, 2024
Hedge Category	Average Notional Balance	Ending Notional Balance	Net Cash Received Recorded In Net Income (Loss)	Fair Value Receivable/(Payable) at Period End
Investments	$79,150	$73,866	$2,136	$3,221
Loans	134,319	128,864	2,329	2,893
Total	$213,469	$202,730	$4,465	$6,114

Cash Flow Hedges

(In thousands)	Twelve Months Ended December 31, 2025
Hedge Category	Average Notional Balance	Ending Notional Balance	Net Cash Received Recorded In Net Income (Loss)	Fair Value Receivable at Period End
Borrowed Funds	$-	$-	$326	$-

	Twelve Months Ended December 31, 2024
Hedge Category	Average Notional Balance	Ending Notional Balance	Net Cash Received Recorded In Net Income (Loss)	Fair Value Payable at Period End
Borrowed Funds	$11,889	$-	$421	$-

On April 17, 2024 the Bank elected to settle its previously established cash flow hedges designated against $40.0 million of floating-rate liabilities. This election was made in response to planned reductions in the Bank’s future levels of floating rate brokered certificates of deposit. Due to increases in interest rates since the inception dates of the cash flow hedges, the Bank recorded a deferred gain of $766,000 as a component of other assets on the accompanying Consolidated Statements of Condition. $458,000 of this gain will be recognized, as a reduction of interest expense, in substantially equal monthly installments through April 30, 2026 and $308,000 of this gain will be recognized as a reduction in interest expense, in substantially equal monthly installments through April 30, 2027, which were the respective original maturity dates of the settled hedging contracts.

The Company manages its potential credit exposure on interest rate swap transactions by entering into bilateral credit support agreements with each contractual counterparty. These agreements require collateralization of credit exposures beyond specified minimum threshold amounts. Interest rate hedging agreements are entered into with counterparties that meet the Company's established credit standards and the agreements contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material at December 31, 2025.

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

The Company used the following methods and significant assumptions to estimate fair value:

Investment securities: The fair values of AFS securities are obtained from an independent third party and are based on quoted prices on nationally recognized securities exchanges where available (Level 1). If quoted prices are not available, fair values are measured by utilizing matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2). Management made no adjustment to the fair value quotes that were received from the independent third party pricing service. Level 3 securities are assets whose fair value cannot be determined by using observable measures, such as market prices or pricing models. Level 3 assets are typically very illiquid, and fair values can only be calculated using estimates or risk-adjusted value ranges. Management applies known factors, such as currently applicable discount rates, to the valuation of those investments in order to determine fair value at the reporting date.

Within the AFS portfolio, the Bank holds two corporate investment securities with an aggregate amortized historical cost of $4.0 million and an aggregate fair market value of $4.2 million as of December 31, 2025 and 2024, respectively. The securities had a valuation that is determined using published net asset values (NAV) derived by an analysis of the security’s underlying assets. The securities are comprised primarily of broadly-diversified real estate loans and are traded in secondary markets on an infrequent basis. While these securities are redeemable through tender offers made by their respective issuers, the liquidation value of the securities may be below their stated NAVs and also subject to restrictions as to the amount of securities that can be redeemed at any single scheduled redemption. The Company anticipates that these securities will be redeemed by their respective issuers on indeterminate future dates as a consequence of the ultimate liquidation strategies employed by the management of these investments.

The Company also holds two limited partnership investments managed by an unrelated third party with an aggregate fair market value of $6.0 million and $4.1 million as of December 31, 2025 and 2024, respectively. The investments are funds comprised of marketable equity securities, primarily focused on community banks and financial technology companies. These investments are recorded at fair value at the end of each reporting period using Level 1 valuation techniques. Unrealized changes in the fair value of these investments are recorded as components of periodic net income in the period in which the changes occur.

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

Individually evaluated loans: Individually evaluated loans are those loans in which the Company has measured potential credit losses based on the fair value of the loan’s collateral or the discounted value of expected future cash flows. Fair value is generally determined based upon market value evaluations by third parties of the properties and/or estimates by management of working capital collateral or discounted cash flows based upon expected proceeds. These appraisals may include up to three approaches to value: the sales comparison approach, the income approach (for income-producing property), and the cost approach. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as, changes in absorption rates or market conditions from the time of valuation and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Individually evaluated loans are subject to nonrecurring fair value adjustments upon initial recognition or subsequent impairment. A portion of the allowance for credit losses is allocated to individually evaluated loans if the value of such loans is deemed to be less than the unpaid balance.

The following tables summarize assets measured at fair value on a recurring basis as of December 31, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	December 31, 2025
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$65,015	$-	$65,015
State and political subdivisions	-	33,918	-	33,918
Corporate	-	3,753	-	3,753
Corporate issuances measured at NAV	-	-	-	4,189
Asset backed securities	-	15,612	-	15,612
Residential mortgage-backed - US agency	-	49,015	-	49,015
Collateralized mortgage obligations - US agency	-	18,383	-	18,383
Collateralized mortgage obligations - Private label	-	86,724	-	86,724
Total		272,420		276,609
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total available-for-sale securities	$206	$272,420	$-	$276,815

Marketable equity securities measured at NAV	$-	$-	$-	$6,034

Interest rate swap derivative fair value hedges (unrealized gain carried as receivable from derivative counterparties)	$-	$1,506	$-	$1,506

	December 31, 2024
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$70,425	$-	$70,425
State and political subdivisions	-	33,322	-	33,322
Corporate	-	6,636	-	6,636
Corporate issuances measured at NAV	-	-	-	4,245
Asset backed securities	-	18,487	-	18,487
Residential mortgage-backed - US agency	-	39,171	-	39,171
Collateralized mortgage obligations - US agency	-	13,530	-	13,530
Collateralized mortgage obligations - Private label	-	83,309	-	83,309
Total		264,880		269,125
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total available-for-sale securities	$206	$264,880	$-	$269,331

Marketable equity securities measured at NAV	$-	$-	$-	$4,076

Interest rate swap derivative fair value hedges (unrealized gain carried as receivable from derivative counterparties)	$-	$6,086	$-	$6,086

The following tables summarize assets measured at fair value on a nonrecurring basis as of December 31, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

		December 31, 2025
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Individually evaluated loans	$-	$-	$48,649	$48,649
Foreclosed real estate	-	-	137	137

		December 31, 2024
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Individually evaluated loans	$-	$-	$13,020	$13,020
Foreclosed real estate	-	-	-	-

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2025
Individually evaluated loans	Appraisal of collateral	Discounted Cash Flow	5% - 97% (48%)
Foreclosed real estate	Appraisal of collateral	Costs to Sell	21% - 24% (22%)

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2024
Individually evaluated loans	Appraisal of collateral	Discounted Cash Flow	12% - 70% (30%)
Foreclosed real estate	Appraisal of collateral	Costs to Sell	21% - 24% (22%)

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

Under FASB ASC Topic 820, Fair Value Measurements, the financial assets and liabilities were valued at a price that represents the Company’s exit price or the price at which these instruments would be sold or transferred.

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

The carrying amounts and fair values of the Company’s financial instruments as of December 31 are presented in the following table:

		December 31, 2025		December 31, 2024
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$31,170	$31,170	$31,572	$31,572
Investment securities - available-for-sale	2	272,626	272,626	264,880	264,880
Investment securities - available-for-sale	NAV	4,189	4,189	4,245	4,245
Investment securities - marketable equity	NAV	6,034	6,034	4,076	4,076
Investment securities - held-to-maturity	2	130,324	125,198	158,683	151,023
Federal Home Loan Bank stock	2	2,560	2,560	4,590	4,590
Net loans	3	867,234	842,116	901,743	852,743
Accrued interest receivable	1	6,328	6,328	6,881	6,881
Interest rate derivative fair value hedges receivable - AFS investments	2	1,214	1,214	3,199	3,199
Interest rate derivative fair value hedges receivable - loans	2	292	292	2,887	2,887

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$731,868	$731,868	$701,477	$701,477
Time Deposits	2	451,980	451,357	503,047	500,638
Borrowings	2	58,074	58,107	88,068	87,707
Subordinated debt	2	30,155	29,689	30,107	25,347
Accrued interest payable	1	424	424	546	546

NOTE 23: Parent Company – Financial Information

The following represents the condensed financial information of Pathfinder Bancorp, Inc. as of and for the years ended December 31:

Statements of Condition	2025	2024
(In thousands)
Assets
Cash	$5,978	$5,604
Investments, at fair value	6,034	4,076
Investment in bank subsidiary	138,946	140,641
Investment in non-bank subsidiary	155	155
Dividends receivable from bank subsidiary	1,100	1,100
Other assets	2,004	931
Total assets	154,217	152,507
Liabilities and Shareholders' Equity
Accrued liabilities	1,611	917
Subordinated debt	30,155	30,107
Shareholders' equity	122,451	121,483
Total liabilities and shareholders' equity	$154,217	$152,507

Statements of Income	2025	2024
(In thousands)
Income
Dividends from non-bank subsidiary	$10	$11
Unrealized gain on marketable securities	1,450	197
Loss on sale of asset held-for-sale	-	(36)
Operating, net	-	74
Total income	1,460	246
Expenses
Interest	1,971	1,966
Operating, net	1,533	584
Total expenses	3,504	2,550
Loss before taxes and equity in undistributed net income of subsidiaries	(2,044)	(2,304)
Tax benefit	1,110	346
Loss before equity in undistributed net income of subsidiaries	(934)	(1,958)
Equity in undistributed net (loss) income of subsidiaries	(999)	5,341
Net (loss) income	$(1,933)	$3,383

Statements of Cash Flows	2025	2024
(In thousands)
Operating Activities
Net (loss) income	$(1,933)	$3,383
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Equity in undistributed net loss (income) of subsidiaries	999	(5,341)
Stock based compensation and ESOP expense	985	247
Amortization of deferred financing from subordinated loan	48	193
Unrealized gain on marketable securities	(1,450)	(197)
Gain from sale of subsidiary	-	(1,504)
Loss on sale of assets held-for-sale	-	36
Net change in other assets and liabilities	(313)	(1)
Net cash used in operating activities	(1,664)	(3,184)
Investing Activities
Purchase of investments	(508)	(673)
Proceeds from sale of assets held-for-sale	-	3,007
Proceeds from sale of subsidiary	-	1,155
Net cash (used in) provided by investing activities	(508)	3,489
Financing Activities
Proceeds from exercise of stock options	656	291
Dividends received from subsidiary	4,400	2,100
Cash dividends paid to common shareholders	(1,908)	(1,841)
Cash dividends paid to non-voting common shareholders	(552)	(538)
Cash dividends paid on warrants	(50)	(49)
Net cash provided by (used in) financing activities	2,546	(37)
Change in cash and cash equivalents	374	268
Cash and cash equivalents at beginning of year	5,604	5,336
Cash and cash equivalents at end of year	$5,978	$5,604

NOTE 24: RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). None of the related party loans were classified as nonaccrual, past due, restructured, or potential problem loans at December 31, 2025 or 2024.

The following represents the activity associated with loans to related parties during the years ended December 31:

(In thousands)	2025	2024
Balance at the beginning of the year	$28,265	$32,805
Originations and related party additions	433	1,171
Principal payments and related party removals	(11,338)	(5,711)
Balance at the end of the year	$17,360	$28,265

Deposit accounts with related parties at December 31, 2025 and 2024 were $14.9 million and $17.6 million, respectively.

NOTE 25: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in the components of accumulated other comprehensive income (loss) (“AOCI”), net of tax, for the periods indicated are summarized in the table below.

	For the year ended December 31, 2025
(In thousands)	Net Unrealized Loss on Retirement Plans	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Total
Beginning balance	$(1,992)	$(7,548)	$396	$(9,144)
Other comprehensive income (loss) before reclassifications	674	3,241	(242)	3,673
Amounts reclassified from AOCI	100	4	-	104
Ending balance	$(1,218)	$(4,303)	$154	$(5,367)

	For the year ended December 31, 2024
(In thousands)	Net Unrealized Loss on Retirement Plans	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Total
Beginning balance	$(2,073)	$(7,564)	$32	$(9,605)
Other comprehensive (loss) income before reclassifications	(30)	(85)	364	249
Amounts reclassified from AOCI	111	101	-	212
Ending balance	$(1,992)	$(7,548)	$396	$(9,144)

The following table presents the amounts reclassified out of each component of AOCI for the indicated annual period:

		Amount Reclassified
		from AOCI (1)
(In thousands)		For the years ended
Details about AOCI (1) components	Affected Line Item in the Statement of Income	December 31, 2025	December 31, 2024
Retirement plan items
Retirement plan net losses recognized in plan expenses (2)	Salaries and employee benefits	$(136)	$(150)
Tax effect	Provision for income taxes	36	39
	Net Income	$(100)	$(111)
Available-for-sale securities
Realized losses on sale of securities	Net realized gains (losses) on sales and redemptions of investment securities	$(5)	$(137)
Tax effect	Provision for income taxes	1	36
	Net Income	$(4)	$(101)

(1)
Amounts in parentheses indicates debits in net income.
(2)
These items are included in net periodic pension cost. See Note 14 for additional information.

NOTE 26: NONINTEREST INCOME

The Company has included the following table regarding the Company’s noninterest income for the years ended December 31, 2025 and 2024:

	For the year ended
(In thousands)	December 31, 2025	December 31, 2024
Service charges on deposit accounts
Insufficient funds fees	$874	$819
Deposit related fees	580	534
ATM fees	85	83
Total service charges on deposit accounts	1,539	1,436
Fee Income
Insurance agency revenue	-	1,073
Investment services revenue	139	470
ATM fees surcharge	272	242
Banking house rents collected	372	194
Total fee income	783	1,979
Card income
Debit card interchange fees	510	875
Merchant card fees	67	61
Total card income	577	936
Mortgage fee income and realized gains on sales of loans and foreclosed real estate
Loan servicing fees	386	375
Net gains on sales of loans and foreclosed real estate	402	187
Total mortgage fee income and realized gains on sale of loans and foreclosed real estate	788	562
Subtotal	3,687	4,913
Earnings and gains on bank owned life insurance	834	854
Net realized losses on sales and redemptions of investment securities	(23)	(71)
Net unrealized gains on marketable equity securities	1,450	197
Fair value adjustment to loans held-for-sale	(3,462)	-
(Loss) gain on asset sale	(115)	3,169
Losses on sales of premises and equipment	(37)	(13)
Non-recurring gain on lease renegotiations	-	245
Other miscellaneous income	161	267
Total noninterest income	$2,495	$9,561

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

NOTE 27: LEASES

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

The components of lease expense are as follows:

	For the years ended
(In thousands)	December 31, 2025	December 31, 2024
Operating lease cost	$169	$198
Finance lease cost	1,721	1,019
Total	$1,890	$1,217

Supplemental cash flow information related to leases was as follows:

	For the years ended
(In thousands)	December 31, 2025	December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$154	$182
Operating cash flows from finance leases	1,721	1,019
Financing cash flows from finance leases	442	261

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rate)	As of December 31, 2025	As of December 31, 2024
Operating Leases:
Operating lease right-of-use assets	$1,098	$1,391
Operating lease liabilities	1,304	1,591

Finance Leases:
Finance lease right-of-use assets	$15,885	$16,676
Finance lease liabilities	16,390	16,745

Weighted Average Remaining Lease Term:
Operating leases	18.11 years	17.08 years
Finance leases	21.02 years	22.01 years

Weighted Average Discount Rate:
Operating leases	4.02%	3.90%
Finance leases	6.02%	6.01%

As of December 31, maturities of lease liabilities were as follows:

Twelve Months Ending December 31,
(In thousands)	Operating Leases	Finance Leases
2026	$91	$376
2027	87	397
2028	85	418
2029	90	444
2030	53	470
Thereafter	898	14,285
Total future maturities of lease liabilities	$1,304	$16,390

The Company owns certain properties that it leases to unaffiliated third parties at market rates. Lease rental income was $372,000 and $194,000 for the years ended December 31, 2025 and 2024, respectively. All rental agreements with lessees are accounted for as operating leases.

NOTE 28: SUBSEQUENT EVENTS

On March 30, 2026, the Company announced that its Board of Directors had declared a cash dividend of $0.10 per common share, and a cash dividend of $0.10 per notional share for the issued Warrant. The dividend will be payable on May 8, 2026 to shareholders of record on April 17, 2026.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer), management conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. The term “disclosure controls and procedures,” under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the filing of the Annual Report on Form 10-K as of December 31, 2025, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective at December 31, 2025.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We did not make any changes in internal control over financial reporting during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

During the fourth quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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
(e)
Set forth below is information concerning the Executive Officers of the Company at December 31, 2025.

Name	Age	Positions Held With the Company
James A. Dowd, CPA	58	President and Chief Executive Officer
Justin K. Bigham, CPA	52	Executive Vice President, Chief Financial Officer
Robert G. Butkowski	50	Senior Vice President, Chief Operating Officer
Joseph P. McManus	44	Senior Vice President, Chief Information Officer
William D. O' Brien	60	Senior Vice President, Chief Risk Officer
Joseph Polniak	43	First Vice President, General Counsel & Corporate Secretary
Joseph F. Serbun	65	Senior Vice President, Chief Credit Officer
Ronald G. Tascarella	41	Senior Vice President, Chief Lending Officer

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements - The Company’s consolidated financial statements, for the years ended December 31, 2025 and 2024, together with the Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K report. See “Item 8: Financial Statements and Supplementary Data.”

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

10.21	Amendment to the Registration Rights Agreement (Incorporated by reference to Exhibit 10.1 to Pathfinder Bancorp, Inc.'s Current Report on Form 8-K, file no. 001-36695, filed on April 26, 2025).

10.22	2024 Pathfinder Bancorp, Inc. Equity Incentive Plan (Incorporated by reference to Appendix A to Pathfinder Bancorp, Inc.’s Proxy Statement, file no. 001-36695, filed on April 22, 2024)

14	Code of Ethics (Incorporated by reference to Exhibit 14 to Pathfinder Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, file no. 000-23601, filed on March 31, 2004)

19	Insider Trading Policy (Incorporated by reference to Exhibit 19 to Pathfinder Bancorp, Inc.’s Annual Report on Form 10-K, file no. 001-36695, filed on March 31, 2025)

21	Subsidiaries of Registrant
23	Consent of Bonadio & Co., LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97

Policy Relating to Recovery of Erroneously Awarded Compensation (Incorporated by reference to Exhibit 97 to Pathfinder Bancorp, Inc.'s Annual Report on Form 8-K, file no. 001-36695, filed on March 22, 2024)

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition as of December 31, 2025 and 2024, (ii) the Consolidated Statements of Income for the years ended December 31, 2025 and 2024, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2025 and 2024, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2025 and 2024, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024, and (vi) the Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16: FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pathfinder Bancorp, Inc.
Date:	March 30, 2026	By:	/s/ James A. Dowd James A. Dowd President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ James A. Dowd	By:	/s/ Justin K. Bigham
	James A. Dowd, President, Chief Executive Officer and Director		Justin K. Bigham, Executive Vice President, Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)
Date:	March 30, 2026	Date:	March 30, 2026

By:	/s/ Lloyd Stemple	By:	/s/ William A. Barclay
	Lloyd Stemple, Director		William A. Barclay, Director
Date:	March 30, 2026	Date:	March 30, 2026

By:	/s/ John P. Funiciello	By:	/s/ Tony Scavuzzo
	John Funiciello, Director		Tony Scavuzzo, Director
Date:	March 30, 2026	Date:	March 30, 2026

By:	/s/ David A. Ayoub	By:	/s/ John F. Sharkey
	David A. Ayoub, Director		John F. Sharkey, Director
Date:	March 30, 2026	Date:	March 30, 2026

By:	/s/ Adam C. Gagas	By:	/s/ Melanie Littlejohn
	Adam C. Gagas, Director		Melanie Littlejohn, Director
Date:	March 30, 2026	Date:	March 30, 2026

By:	/s/ Meghan Crawford-Hamlin	By:	/s/ Eric Allyn
	Meghan Crawford-Hamlin, Director		Eric Allyn, Director
Date:	March 30, 2026	Date:	March 30, 2026