Form 10-Q
period 2026-03-31
Pathfinder Bancorp, Inc.
filed 2026-05-15
CIK 1609065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

(Exact Name of Company as Specified in its Charter)

Maryland (State of Other Jurisdiction of Incorporation)	001-36695 (Commission File No.)	38-3941859 (I.R.S. Employer Identification No.)

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

As of May 11, 2026, there were 4,876,213 shares outstanding of the registrant’s Voting common stock and 1,380,283 shares outstanding of the registrant’s Series A Non-Voting common stock.

Table of Contents

PATHFINDER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.

Consolidated Statements of Condition

(Unaudited)

	March 31,	December 31,
(In thousands, except share and per share data)	2026	2025
ASSETS:
Cash and due from banks	$13,915	$11,521
Interest-earning deposits	25,244	19,649
Total cash and cash equivalents	39,159	31,170
Available-for-sale securities, at fair value	272,971	276,815
Held-to-maturity securities, at amortized cost (fair value of $117,076 and $125,198, respectively)	122,432	130,324
Marketable equity securities, at fair value	6,207	6,034
Federal Home Loan Bank stock, at cost	2,169	2,560
Loans held-for-sale	5,700	5,900
Loans, net of deferred fees	895,202	896,670
Less: Allowance for credit losses	28,966	29,436
Loans receivable, net	866,236	867,234
Premises and equipment, net	17,882	18,008
Operating lease right-of-use assets	1,072	1,098
Finance lease right-of-use assets	15,687	15,885
Accrued interest receivable	5,832	6,328
Foreclosed real estate	137	137
Intangible assets, net	5,205	5,362
Goodwill	5,056	5,056
Bank owned life insurance	31,631	31,374
Other assets	24,606	23,351
Total assets	$1,421,982	$1,426,636

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$1,005,092	$987,471
Noninterest-bearing	206,635	196,377
Total deposits	1,211,727	1,183,848
Short-term borrowings	15,000	44,000
Long-term borrowings	12,374	14,074
Subordinated debt	30,155	30,155
Accrued interest payable	451	424
Operating lease liabilities	1,282	1,304
Finance lease liabilities	16,295	16,390
Other liabilities	11,115	13,990
Total liabilities	1,298,399	1,304,185
Shareholders' equity:
Voting common stock, par value $0.01; 25,000,000 authorized shares; 4,876,213 and 4,805,361 shares issued and outstanding, respectively	49	48
Non-Voting common stock, par value $0.01; 1,505,283 authorized shares; 1,380,283 shares issued and outstanding, respectively	14	14
Additional paid in capital	55,095	54,390
Retained earnings	75,140	73,366
Accumulated other comprehensive loss	(6,715)	(5,367)
Total shareholders' equity	123,583	122,451
Total liabilities and shareholders' equity	$1,421,982	$1,426,636

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended
(In thousands, except per share data)	March 31, 2026	March 31, 2025
Interest and dividend income:
Loans, including fees	$12,357	$13,672
Debt securities:
Taxable	4,599	5,185
Tax-exempt	335	402
Dividends	49	93
Federal funds sold and interest earning deposits	162	89
Total interest and dividend income	17,502	19,441
Interest expense:
Interest on deposits	6,133	6,945
Interest on short-term borrowings	266	545
Interest on long-term borrowings	114	65
Interest on subordinated debt	649	475
Total interest expense	7,162	8,030
Net interest income	10,340	11,411
(Benefit from) provision for credit losses:
Loans	(186)	504
Unfunded commitments	18	(47)
Total (benefit from) provision for credit losses, net	(168)	457
Net interest income after provision for credit losses	10,508	10,954
Noninterest income:
Service charges on deposit accounts	376	374
Earnings and gain on bank owned life insurance	256	162
Loan servicing fees	89	101
Net realized losses on sales and redemptions of investment securities	(5)	(8)
Net unrealized gains on marketable equity securities	76	218
Gains on sales of loans and foreclosed real estate	186	65
Fair value adjustment to loans held-for-sale [1]	(203)	-
Debit card interchange fees	139	1
Other charges, commissions & fees	213	284
Total noninterest income	1,127	1,197
Noninterest expense:
Salaries and employee benefits	4,857	4,450
Building and occupancy	1,327	1,347
Data processing	733	666
Professional and other services	680	606
Advertising	89	141
FDIC assessments	204	229
Audits and exams	140	114
Amortization expense	157	157
Community service activities	21	11
Foreclosed real estate expenses	9	21
Other expenses	475	691
Total noninterest expense	8,692	8,433
Income before provision for income taxes	2,943	3,718
Provision for income taxes	530	744
Net income	$2,413	$2,974

Voting Earnings per common share - basic	$0.38	$0.48
Voting Earnings per common share - diluted	$0.38	$0.47
Series A Non-Voting Earnings per common share- basic	$0.38	$0.48
Series A Non-Voting Earnings per common share- diluted	$0.38	$0.47
Dividends per common share (Voting and Series A Non-Voting)	$0.10	$0.10

1 Lower-of-cost-or-market (LOCOM) adjustment on loans held-for-sale to the estimated market value based on sale negotiation terms.

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
(In thousands)	March 31, 2026	March 31, 2025
Net income	$2,413	$2,974

Other Comprehensive Income
Retirement Plans:
Retirement plan net (losses) gains recognized in plan expenses	(1)	33
Net unrealized (losses) gains on retirement plans	(1)	33

Unrealized holding (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains arising during the period	(1,742)	1,006
Reclassification adjustment for net gains included in net income	-	5
Net unrealized (losses) gains on available-for-sale securities	(1,742)	1,011

Derivatives and hedging activities:
Unrealized holding losses arising during the period	(80)	(81)
Net unrealized losses on derivatives and hedging activities	(80)	(81)

Other comprehensive (loss) income, before tax	(1,823)	963
Tax effect	475	(251)
Other comprehensive (loss) income, net of tax	(1,348)	712
Comprehensive income	$1,065	$3,686

Tax Effect Allocated to Each Component of Other Comprehensive (Income) Loss
Retirement plan net gains recognized in plan expenses	$-	$(8)
Unrealized holding losses (gains) on available-for-sale securities arising during the period	455	(263)
Reclassification adjustment for net gains on available-for-sale securities included in net income	-	(1)
Unrealized losses on derivatives and hedging arising during the period	20	21
Income tax effect related to other comprehensive loss (income)	$475	$(251)

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
Three months ended March 31, 2026 and March 31, 2025
(Unaudited)

(In thousands, except share and per share data)	Common Stock	Non-Voting Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2026	$48	$14	$54,390	$73,366	$(5,367)	$122,451
Net income	-	-	-	2,413	-	2,413
Other comprehensive loss, net of tax	-	-	-	-	(1,348)	(1,348)
Stock based compensation	-	-	260	-	-	260
Stock options exercised	1	-	445	-	-	446
Voting common stock dividends declared ($0.10 per share)	-	-	-	(488)	-	(488)
Non-Voting common stock dividends declared ($0.10 per share)	-	-	-	(138)	-	(138)
Warrant dividends declared ($0.10 per share)	-	-	-	(13)	-	(13)
Balance, March 31, 2026	$49	$14	$55,095	$75,140	$(6,715)	$123,583

Balance, January 1, 2025	$47	$14	$52,750	$77,816	$(9,144)	$121,483
Net income	-	-	-	2,974	-	2,974
Other comprehensive income, net of tax	-	-	-	-	712	712
Stock based compensation	-	-	174	-	-	174
Stock options exercised	1	-	179	-	-	180
Voting common stock dividends declared ($0.10 per share)	-	-	-	(476)	-	(476)
Non-Voting common stock dividends declared ($0.10 per share)	-	-	-	(138)	-	(138)
Warrant dividends declared ($0.10 per share)	-	-	-	(13)	-	(13)
Balance, March 31, 2025	$48	$14	$53,103	$80,163	$(8,432)	$124,896

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
(In thousands)	2026	2025
OPERATING ACTIVITIES
Net income	$2,413	$2,974
Adjustments to reconcile net income to net cash flows from operating activities:
(Benefit from) provision for credit losses	(168)	457
Proceeds from sales of loans held-for-sale	5,401	2,600
Originations of loans held-for-sale	(5,215)	(2,535)
Realized (gains) losses on sales, redemptions and calls of:
Loans	(186)	(65)
Available-for-sale investment securities	-	5
Held-to-maturity investment securities	5	3
Marketable securities	(76)	(218)
Depreciation	374	413
Amortization of mortgage servicing rights	15	(3)
Amortization of deferred loan fees and costs	21	6
Amortization of operating and finance leases, net	107	112
Amortization of deferred financing fees from subordinated debt	-	49
Earnings on bank owned life insurance	(256)	(162)
Net amortization of premiums and discounts on investment securities	(143)	(46)
Net amortization of premiums on intangible assets	143	143
Stock based compensation expense	260	174
Net change in accrued interest receivable	496	133
Net change in other assets and liabilities	(3,432)	1,657
Net cash (outflows) inflows from operating activities	(241)	5,697
INVESTING ACTIVITIES
Purchase of available-for-sale securities	(20,576)	(25,882)
Purchase of held-to-maturity securities	-	(6,196)
Purchase of marketable securities	(97)	(107)
Purchase of Federal Home Loan Bank stock	(1,112)	(1,788)
Proceeds from redemption of Federal Home Loan Bank stock	1,503	3,472
Proceeds from maturities and principal reductions of available-for-sale securities	22,585	10,473
Proceeds from maturities and principal reductions of held-to-maturity securities	5,771	6,612
Proceeds from sales, redemptions and calls of:
Available-for-sale securities	-	2,995
Held-to-maturity securities	2,065	2,507
Net change in loans	1,345	6,679
Purchase of premises and equipment	(248)	(637)
Net cash inflows (outflows) from investing activities	11,236	(1,872)
FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts, money management deposit accounts, MMDA accounts and escrow deposits	62,297	63,551
Net change in time deposits	(19,642)	8,347
Net change in brokered deposits	(14,776)	(11,942)
Net change in short-term borrowings	(29,000)	(34,000)
Payments on long-term borrowings	-	(9,440)
Proceeds from long-term borrowings	(1,700)	-
Proceeds from exercise of stock options	446	180
Cash dividends paid to common voting shareholders	(480)	(474)
Cash dividends paid to common non-voting shareholders	(138)	(138)
Cash dividends paid on warrants	(13)	(13)
Net cash (outflows) inflows from financing activities	(3,006)	16,071
Change in cash and cash equivalents	7,989	19,896
Cash and cash equivalents at beginning of period	31,170	31,572
Cash and cash equivalents at end of period	$39,159	$51,468
CASH PAID DURING THE PERIOD FOR:
Interest	$7,135	$7,732
NON-CASH INVESTING ACTIVITY
Fair value adjustment to loans held‑for‑sale	(200)	-

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc., (the “Company”), Pathfinder Bank (the “Bank”) and its other wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Certain amounts in the 2025 consolidated financial statements may have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income or comprehensive income as previously reported. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026 or any other interim period.

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

Standards Not Yet Adopted as of March 31, 2026
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

Financial Instruments - Credit Losses ASU 2025-08 (Topic 326): Purchased Loans

ASU 2025-08 simplifies accounting for acquired loans under Current Expected Credit Loss ("CECL") framework by expanding use of the gross-up method to a new category of purchased seasoned loans ("PSLs"). PSLs are acquired loans purchased more than 90 days after origination (or acquired in a business combination) when the acquirer was not involved in origination. For PSLs, an allowance for credit losses ("ACL") is recorded at acquisition with an equal increase to amortized cost, eliminating Day 1 credit loss expense. Excludes credit cards, Topic 606 trade receivables, and debt securities.

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

Derivatives and Hedging ASU 2025-09 (Topic 815): Hedge Accounting Improvements

Provides targeted updates including a new “similar risk exposure” criterion for grouping forecasted transactions in cash flow hedges, an optional model for hedging forecasted interest payments on choose-your-rate debt, expanded eligibility to hedge price components and subcomponents of nonfinancial forecasted transactions using the clearly-and-closely-related principle, revised eligibility for certain compound derivatives containing written options, and corrected effectiveness assessment for dual hedges involving foreign-currency-denominated debt.

		Public business entities are required to apply this guidance to annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods.	Management is currently evaluating the impact of adopting this guidance on the Company's consolidated financial statements.

Codification Improvements ASU 2025-12

Makes targeted technical corrections and clarifications across the codification to address unintended application, outdated references, and minor inconsistencies. The ASU affects 33 issues spanning multiple topics, including earnings per share, beneficial interests, receivables, transfers and servicing, and not-for-profit accounting, and generally is not expected to significantly change current practice.

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

Anti-dilutive shares are common stock equivalents with average exercise prices in excess of the weighted average market price for the period presented. There were no anti-dilutive stock options excised for the three months ended March 31, 2026.

The following table sets forth the calculation of basic and diluted earnings per share:

	Three months ended March 31,
(In thousands, except share and per share data)	2026	2025
Net income	$2,413	$2,974
Series A Non-Voting Common Stock dividends	138	138
Warrant dividends	13	13
Undistributed earnings allocated to participating securities	421	565
Net income available to common shareholders - Voting	$1,841	$2,258

Net income	$2,413	$2,974
Voting Common Stock dividends	488	476
Warrant dividends	13	13
Undistributed earnings allocated to participating securities	1,388	1,829
Net income available to common shareholders - Non-Voting	$524	$656

Basic weighted average common shares outstanding - Voting	4,838	4,749
Basic weighted average common shares outstanding - Series A Non-Voting	1,380	1,380
Diluted weighted average common shares outstanding - Voting	4,885	4,819
Diluted weighted average common shares outstanding - Series A Non-Voting	1,380	1,380

Basic and diluted earnings per common share - Voting	$0.38	$0.48
Basic and diluted earnings per common share - Series A Non-Voting	$0.38	$0.48
Diluted earnings per common share - Voting	$0.38	$0.47
Diluted earnings per common share - Series A Non-Voting	$0.38	$0.47

Note 4: Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	March 31, 2026
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$64,997	$284	$(2,502)	$62,779
State and political subdivisions	35,457	33	(2,424)	33,066
Corporate	6,819	169	(86)	6,902
Asset backed securities	15,140	6	(106)	15,040
Residential mortgage-backed - US agency	52,467	360	(1,283)	51,544
Collateralized mortgage obligations - US agency	21,177	101	(718)	20,560
Collateralized mortgage obligations - Private label	84,276	242	(1,644)	82,874
Total	280,333	1,195	(8,763)	272,765
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$280,539	$1,195	$(8,763)	$272,971

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$3,546	$-	$(186)	$3,360
State and political subdivisions	14,515	12	(1,250)	13,277
Corporate	23,524	6	(1,358)	22,172
Asset backed securities	14,607	12	(954)	13,665
Residential mortgage-backed - US agency	7,554	38	(360)	7,232
Collateralized mortgage obligations - US agency	9,873	2	(969)	8,906
Collateralized mortgage obligations - Private label	48,989	271	(796)	48,464
Total	122,608	341	(5,873)	117,076
Less: Allowance for credit losses	176	-	-	-
Total held-to-maturity, net of allowance for credit losses	$122,432	$341	$(5,873)	$117,076

	December 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$67,067	$408	$(2,460)	$65,015
State and political subdivisions	35,580	94	(1,756)	33,918
Corporate	7,737	286	(81)	7,942
Asset backed securities	15,705	19	(112)	15,612
Residential mortgage-backed - US agency	49,632	437	(1,054)	49,015
Collateralized mortgage obligations - US agency	18,882	183	(682)	18,383
Collateralized mortgage obligations - Private label	87,832	513	(1,621)	86,724
Total	282,435	1,940	(7,766)	276,609
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$282,641	$1,940	$(7,766)	$276,815

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$3,559	$-	$(162)	$3,397
State and political subdivisions	14,594	22	(1,241)	13,375
Corporate	25,530	14	(1,345)	24,199
Asset backed securities	15,064	16	(874)	14,206
Residential mortgage-backed - US agency	7,640	42	(371)	7,311
Collateralized mortgage obligations - US agency	10,035	2	(913)	9,124
Collateralized mortgage obligations - Private label	54,078	294	(786)	53,586
Total	130,500	390	(5,692)	125,198
Less: Allowance for credit losses	176	-	-	-
Total held-to-maturity	$130,324	$390	$(5,692)	$125,198

The amortized cost and estimated fair value of debt securities at March 31, 2026 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties. Amounts disclosed are gross values and do not include any allowance for credit losses.

	Available-for-Sale		Held-to-Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,202	$4,364	$426	$426
Due after one year through five years	35,395	32,939	25,920	25,338
Due after five years through ten years	12,598	11,718	13,702	11,718
Due after ten years	70,218	68,766	16,144	14,992
Sub-total	122,413	117,787	56,192	52,474
Residential mortgage-backed - US agency	52,467	51,544	7,554	7,232
Collateralized mortgage obligations - US agency	21,177	20,560	9,873	8,906
Collateralized mortgage obligations - Private label	84,276	82,874	48,989	48,464
Totals	$280,333	$272,765	$122,608	$117,076

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	March 31, 2026
	Less than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	Number of Individual Securities	Unrealized Losses	Fair Value	Number of Individual Securities	Unrealized Losses	Fair Value	Number of Individual Securities	Unrealized Losses	Fair Value
Available-for-Sale Portfolio
US Treasury, agencies and GSEs	2	$(27)	$16,909	8	$(2,475)	$26,095	10	$(2,502)	$43,004
State and political subdivisions	-	-	-	22	(2,424)	30,777	22	(2,424)	30,777
Corporate	-	-	-	1	(86)	672	1	(86)	672
Asset backed securities	4	(15)	6,594	6	(91)	5,060	10	(106)	11,654
Residential mortgage-backed - US agency	9	(198)	16,055	11	(1,085)	13,689	20	(1,283)	29,744
Collateralized mortgage obligations - US agency	1	(40)	1,565	11	(678)	5,931	12	(718)	7,496
Collateralized mortgage obligations - Private label	14	(73)	23,296	19	(1,571)	22,983	33	(1,644)	46,279
Totals	30	$(353)	$64,419	78	$(8,410)	$105,207	108	$(8,763)	$169,626
Held-to-Maturity Portfolio
US Treasury, agencies and GSEs	-	$-	$-	2	$(186)	$3,361	2	$(186)	$3,361
State and political subdivisions	3	(1)	418	12	(1,249)	11,219	15	(1,250)	11,637
Corporate	1	(7)	984	14	(1,351)	12,963	15	(1,358)	13,947
Asset backed securities	2	(6)	3,590	5	(948)	4,863	7	(954)	8,453
Residential mortgage-backed - US agency	1	(18)	2,859	5	(342)	3,265	6	(360)	6,124
Collateralized mortgage obligations - US agency	-	-	-	8	(969)	8,610	8	(969)	8,610
Collateralized mortgage obligations - Private label	2	(30)	4,174	14	(766)	19,128	16	(796)	23,302
Totals	9	$(62)	$12,025	60	$(5,811)	$63,409	69	$(5,873)	$75,434

	December 31, 2025
	Less than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	Number of Individual Securities	Unrealized Losses	Fair Value	Number of Individual Securities	Unrealized Losses	Fair Value	Number of Individual Securities	Unrealized Losses	Fair Value
Available-for-Sale Portfolio
US Treasury, agencies and GSEs	1	$(63)	$17,336	8	$(2,397)	$26,573	9	$(2,460)	$43,909
State and political subdivisions	-	-	-	21	(1,756)	27,811	21	(1,756)	27,811
Corporate	-	-	-	1	(81)	676	1	(81)	676
Asset backed securities	5	(28)	8,009	6	(84)	5,199	11	(112)	13,208
Residential mortgage-backed - US agency	1	(43)	1,594	15	(1,011)	19,946	16	(1,054)	21,540
Collateralized mortgage obligations - US agency	1	(6)	1,653	11	(676)	6,156	12	(682)	7,809
Collateralized mortgage obligations - Private label	15	(72)	24,918	17	(1,549)	18,869	32	(1,621)	43,787
Totals	23	$(212)	$53,510	79	$(7,554)	$105,230	102	$(7,766)	$158,740
Held-to-Maturity Portfolio
US Treasury, agencies and GSE's	-	$-	$-	2	$(162)	$3,397	2	$(162)	$3,397
State and political subdivisions	2	(1)	296	12	(1,240)	11,304	14	(1,241)	11,600
Corporate	-	-	-	18	(1,345)	15,475	18	(1,345)	15,475
Asset backed securities	-	-	-	6	(874)	6,637	6	(874)	6,637
Residential mortgage-backed - US agency	1	(20)	2,868	5	(351)	3,296	6	(371)	6,164
Collateralized mortgage obligations - US agency	-	-	-	8	(913)	8,776	8	(913)	8,776
Collateralized mortgage obligations - Private label	3	(23)	5,505	15	(763)	20,011	18	(786)	25,516
Totals	6	$(44)	$8,669	66	$(5,648)	$68,896	72	$(5,692)	$77,565

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

The portion of the investment securities portfolio, categorized as AFS, with an aggregate amortized historical cost of $208.5 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $7.6 million, decreasing 2.7%, at March 31, 2026. The AFS securities portfolio, with an aggregate amortized historical cost of $282.6 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $5.8 million, or a decrease of 2.1%, at December 31, 2025. The resultant $1.8 million total improvement in the fair value of the AFS investment portfolio's aggregate fair value, relative to its aggregate amortized historical cost, in the three months ended March 31, 2026, was primarily due to changes in the interest rate environment (the general interest rate level and the relationships between shorter-term and longer-term interest rates, known as the "yield curve") that occurred in that period. These changes in aggregate fair value relative to aggregate amortized historical cost that occurred in the three months ended March 31, 2026 did not represent any changes in credit loss estimations within the portfolio.

The portion of the investment securities portfolio, categorized as HTM, with an aggregate amortized historical cost of $122.6 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $5.5 million, decreasing 4.5%, at March 31, 2026. The portion of the investment securities portfolio, categorized as HTM, with an aggregate amortized historical cost of $130.5 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $5.3 million, or a decrease of 4.1%, at December 31, 2025. The resultant $230,000 improvement in the aggregate fair value of the HTM investment portfolio, relative to its aggregate amortized historical cost, during the three months ended March 31, 2026, was primarily due to changes in the interest rate environment (the general interest rate level and the relationships between shorter-term and longer-term interest rates, known as the "yield curve") that occurred in that period. These changes in aggregate fair value relative to aggregate amortized historical cost that occurred in the three months ended March 31, 2026 did not represent any changes in credit loss estimations within the portfolio. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

The following tables represent a rollforward of the allowance for credit losses on investment securities classified as held-to-maturity for the three months ended March 31, 2026 and 2025:

(In thousands)	Government Issued and Government Sponsored Enterprise Securities	Mortgage and Asset-backed Securities	Securities Issued By State and Political Subdivisions	Corporate Securities	Total
Balance, December 31, 2025	$-	$-	$1	$175	$176
Provision for credit losses	-	-	-	-	-
Allowance on purchased financial assets with credit deterioration	-	-	-	-	-
Charge-offs of securities	-	-	-	-	-
Recoveries	-	-	-	-	-
Balance, March 31, 2026	$-	$-	$1	$175	$176

(In thousands)	Government Issued and Government Sponsored Enterprise Securities	Mortgage and Asset-backed Securities	Securities Issued By State and Political Subdivisions	Corporate Securities	Total
Balance, December 31, 2024	$-	$-	$1	$256	$257
Provision for credit losses	-	-	-	-	-
Allowance on purchased financial assets with credit deterioration	-	-	-	-	-
Charge-offs of securities	-	-	-	-	-
Recoveries	-	-	-	-	-
Balance, March 31, 2025	$-	$-	$1	$256	$257

The Company monitors the credit quality of the debt securities categorized as HTM primarily through the use of NRSRO credit ratings. These assessments are made on a quarterly basis. The following tables summarize the amortized cost of debt securities categorized as HTM at March 31, 2026 and December 31, 2025, aggregated by credit quality indicators:

(In thousands)	March 31, 2026	December 31, 2025
AAA or equivalent	$33,180	$36,521
AA or equivalent, including securities issued by the United States Government or Government Sponsored Enterprises	34,650	32,443
A or equivalent	6,979	9,204
BBB or equivalent	5,969	7,488
BB or equivalent	1,491	1,490
Unrated	40,339	43,354
Total	$122,608	$130,500

Gross realized losses on sales and redemptions of available-for-sale and held-to-maturity securities for the indicated periods are detailed below:

	For the three months ended March 31,
(In thousands)	2026	2025
Realized gains on investments	$-	$-
Realized losses on investments	(5)	(8)
Total net realized losses	$(5)	$(8)

As of March 31, 2026 and December 31, 2025, securities with a fair value of $154.4 million and $118.3 million, respectively, were pledged to collateralize certain municipal deposit relationships. As of the same dates, securities with a fair value of $97.2 million and $121.3 million, respectively, were pledged against certain borrowing arrangements.

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

Note 5: Pension and Postretirement Benefits

The Company has a noncontributory defined benefit pension plan covering most employees. The plan provides defined benefits based on years of service and final average salary. On May 14, 2012, the Company informed its employees of its decision to freeze participation and benefit accruals under the plan, primarily to reduce some of the volatility in earnings that can accompany the maintenance of a defined benefit plan. The plan was frozen on June 30, 2012. Compensation earned by employees up to June 30, 2012 is used for purposes of calculating benefits under the plan but there are no future benefit accruals after this date. Participants as of June 30, 2012 will continue to earn vesting credit with respect to their frozen accrued benefits as they continue to work. In addition, the Company provides certain health and life insurance benefits for a limited number of eligible retired employees. The healthcare plan is contributory with participants’ contributions adjusted annually; the life insurance plan is noncontributory. Employees with less than 14 years of service as of January 1, 1995 are not eligible for the health and life insurance retirement benefits.

The composition of net periodic pension plan and postretirement plan costs for the indicated periods is as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended March 31,
(In thousands)	2026	2025	2026	2025
Service cost	$-	$-	$-	$-
Interest cost	141	144	2	2
Expected return on plan assets	(274)	(256)	-	-
Amortization of prior service credits	-	-	(1)	(1)
Amortization of net losses (gains)	-	35	-	(1)
Net periodic benefit plan (benefit) cost	$(133)	$(77)	$1	$-

The Company will evaluate the need for further contributions to the defined benefit pension plan during 2026. The prepaid pension asset of $9.3 million and $9.2 million as of March 31, 2026 and December 31, 2025 respectively, is recorded in other assets on the consolidated statements of condition.

Note 6: Loans

Major classifications of loans at the indicated dates are as follows:

(In thousands)	March 31, 2026	December 31, 2025
Residential mortgage loans:
1-4 family first-lien residential mortgages	$234,027	$239,692
Construction	1,259	2,039
Total residential mortgage loans	235,286	241,731
Commercial loans:
Real estate	384,739	380,311
Lines of credit	80,238	75,371
Other commercial and industrial	77,863	81,210
Paycheck Protection Program loans	49	63
Tax exempt loans	6,581	6,716
Total commercial loans	549,470	543,671
Consumer loans:
Home equity and junior liens	51,442	49,783
Other consumer	60,278	62,825
Total consumer loans	111,720	112,608
Subtotal loans	896,476	898,010
Net deferred loan fees	(1,274)	(1,340)
Loans, net of deferred fees	895,202	896,670
Less allowance for credit losses	28,966	29,436
Loans receivable, net	$866,236	$867,234

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

Periodically, the Bank acquires diversified pools of loans and participation interests in credit facilities, originated by unrelated third parties, as part of the Company’s overall balance sheet management strategies. During the first quarter of 2026, the Company acquired a participation interest in a revolving commercial line of credit. The following tables detail the purchased loan positions held by the Bank at March 31, 2026 and December 31, 2025. The date of earliest acquisition is depicted within the tables below:

(In thousands, except number of loans)	March 31, 2026
	Original Balance	Current Balance	Unamortized Premium/ (Discount)	Number of Loans	Maturity Range (in years)	Cumulative net charge-offs
Commercial and industrial loans (6/2019)	$6,800	$600	$-	15	1-4	$-
Home equity lines of credit (8/2019)	21,900	2,600	1	72	3-24	162
Residential real estate loans (12/2019)	4,300	3,800	256	51	15-25	-
Unsecured consumer loan pool 1 (12/2019)	5,400	45	-	20	0-1	-
Unsecured consumer installment loans pool 3 (12/2019)	10,300	40	-	29	0-7	145
Secured consumer installment loans pool 4 (12/2020)	14,500	7,900	(1,154)	448	19-23	49
Unsecured consumer loans pool 5 (1/2021) [1]	24,400	10,500	(300)	547	5-20	1,410
Secured consumer installment loans (11/2021)	21,300	14,300	(2,481)	766	15-23	936
Unsecured consumer loans pool 6 (11/2021) [1]	22,200	13,300	(1,786)	485	5-22	1,616
Revolving commercial line of credit 1 (7/2024)	1,050	13,900	17	1	0-1	-
Revolving commercial line of credit 2 (3/2026)	5,000	5,000	11	1	0-1	-
Total	$137,150	$71,985	$(5,436)	2,435		$4,318

(In thousands, except number of loans)	December 31, 2025
	Original Balance	Current Balance	Unamortized Premium/ (Discount)	Number of Loans	Maturity Range (in years)	Cumulative net charge-offs
Commercial and industrial loans (6/2019)	$6,800	$700	$-	16	1-4	$-
Home equity lines of credit (8/2019)	21,900	2,700	2	74	3-24	103
Residential real estate loans (12/2019)	4,300	3,900	266	51	15-23	-
Unsecured consumer loan pool 1 (12/2019)	5,400	100	-	29	0-1	-
Unsecured consumer installment loans pool 3 (12/2019)	10,300	45	1	31	0-7	112
Secured consumer installment loans pool 4 (12/2020)	14,500	8,100	(1,189)	452	20-23	24
Unsecured consumer loans pool 5 (1/2021) [1]	24,400	10,800	(313)	552	5-20	1,361
Secured consumer installment loans (11/2021)	21,300	14,700	(2,537)	771	15-23	803
Unsecured consumer loans pool 6 (11/2021) [1]	22,200	13,500	(1,822)	490	5-20	1,573
Revolving commercial line of credit 1 (7/2024)	1,050	14,000	19	1	0-1	-
Total	$132,150	$68,545	$(5,573)	2,467		$3,976

1 On December 7, 2023, the Bank settled two pay-fixed interest rate swap derivative contracts, previously established with an unaffiliated third party and designated as fair value interest rate hedges. The hedging swap contracts were related to two purchased consumer installment loan pools comprised of loans secured by residential home solar power infrastructure. These contracts were entered into on February 13, 2021 (notional amount of $12.2 million) and December 8, 2021 (notional amount of $8.5 million). The Bank realized gains related to the settlement of these two hedging contracts were $117,000 and $694,000, respectively. These gains on the extinguishments of the hedging swap contracts are reported as a reduction of the carrying value of the hedged loan pools and will be recognized as an enhancement to the reported yield on those loan pools over the original contractual life of the hedging swap contracts. The unamortized portion of these gains totaled $594,000 at March 31, 2026.

At March 31, 2026 and December 31, 2025, the ACL related to the purchased loan pools were $2.4 million and $2.8 million, respectively.

As of March 31, 2026, the Company had $108.9 million in residential and commercial real estate mortgage loans pledged to the Federal Home Loan Bank of New York (“FHLB-NY”), and $9.6 million in home equity loans pledged to the Federal Reserve Bank of New York (“FRB-NY”).

As of December 31, 2025, the Company had $108.4 million in residential and commercial real estate mortgage loans pledged to the FHLB-NY, and $9.9 million in home equity loans pledged to FRB-NY.

Loan Origination / Risk Management

The Company’s lending policies and procedures are presented in Note 5 to the audited consolidated financial statements included in the 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2026 and have not changed. As part of the execution of the Company’s overall balance sheet management strategies, the Bank will acquire participating interests in loans originated by unrelated third parties on an occasional basis. The purchase of participations in loans that are originated by third parties only occurs after the completion of thorough pre-acquisition due diligence. Loans in which the Company acquires a participating interest are determined to meet, in all material respects, the Company’s internal underwriting policies, including credit and collateral suitability thresholds, prior to acquisition. In addition, the financial condition of the originating financial institutions, which are generally retained as the ongoing loan servicing provider for participations acquired by the Bank, are analyzed prior to the acquisition of the participating interests and monitored on a regular basis thereafter for the life of those interests.

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
Other consumer

The following tables present the classes of the loan portfolio as of March 31, 2026, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	Term Loans By Origination Year
(In thousands)	2026	2025	2024	2023	2022	Prior	Revolving loans	Revolving loans converted to term loans	Total
Commercial real estate:
Pass	$6,368	$52,092	$42,668	$29,294	$50,522	$154,442	$-	$-	$335,386
Special Mention	-	-	6,080	11,760	564	8,835	-	-	27,239
Substandard	-	3,474	824	1,235	9,399	7,131	-	-	22,063
Doubtful	-	-	-	-	-	51	-	-	51
Total commercial real estate	6,368	55,566	49,572	42,289	60,485	170,459	-	-	384,739
Commercial lines of credit:
Pass	-	-	-	-	-	-	67,712	4,282	71,994
Special Mention	-	-	-	-	-	-	6,077	150	6,227
Substandard	-	-	-	-	-	-	1,924	78	2,002
Doubtful	-	-	-	-	-	-	15	-	15
Total commercial lines of credit	-	-	-	-	-	-	75,728	4,510	80,238
Other commercial and industrial:
Pass	1,620	13,761	13,162	11,450	10,820	13,564	1,063	-	65,440
Special Mention	-	879	1,312	2,083	-	468	-	-	4,742
Substandard	-	-	189	177	-	4,960	-	-	5,326
Doubtful	-	-	-	2,355	-	-	-	-	2,355
Total other commercial and industrial	1,620	14,640	14,663	16,065	10,820	18,992	1,063	-	77,863
Paycheck Protection Program loans:
Pass	-	-	-	-	-	49	-	-	49
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Paycheck Protection Program loans	-	-	-	-	-	49	-	-	49
Tax exempt loans:
Pass	-	2,613	3	-	-	3,965	-	-	6,581
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total tax exempt loans	-	2,613	3	-	-	3,965	-	-	6,581
1-4 family first-lien residential mortgages:
Pass	3,516	11,510	10,214	14,582	26,113	163,367	-	-	229,302
Special Mention	-	123	-	-	158	2,087	-	-	2,368
Substandard	-	-	-	-	98	1,508	-	-	1,606
Doubtful	-	-	-	107	-	644	-	-	751
Total 1-4 family first-lien residential mortgages	3,516	11,633	10,214	14,689	26,369	167,606	-	-	234,027
Residential construction:
Pass	8	1,251	-	-	-	-	-	-	1,259
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total residential construction	8	1,251	-	-	-	-	-	-	1,259
Home equity and junior liens:
Pass	3,332	1,922	2,439	3,203	2,616	12,354	23,194	929	49,989
Special Mention	-	-	-	40	141	55	129	6	371
Substandard	-	-	-	-	91	203	776	-	1,070
Doubtful	-	-	-	-	-	12	-	-	12
Total home equity and junior liens	3,332	1,922	2,439	3,243	2,848	12,624	24,099	935	51,442
Other Consumer:
Pass	425	2,429	2,217	49,392	2,425	3,172	-	-	60,060
Special Mention	-	-	27	-	-	81	-	-	108
Substandard	-	-	27	11	9	63	-	-	110
Doubtful	-	-	-	-	-	-	-	-	-
Total other consumer	425	2,429	2,271	49,403	2,434	3,316	-	-	60,278
Net deferred loan fees	(382)	83	55	(17)	(172)	(841)	-	-	(1,274)
Loans, net of deferred fees	$14,887	$90,137	$79,217	$125,672	$102,784	$376,170	$100,890	$5,445	$895,202

The following tables present the classes of the loan portfolio as of December 31, 2025, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	Term Loans By Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving loans	Revolving loans converted to term loans	Total
Commercial real estate:
Pass	$49,693	$42,604	$29,527	$51,634	$35,764	$121,653	$-	$-	$330,875
Special Mention	-	6,113	11,761	7,747	-	4,875	-	-	30,496
Substandard	3,474	830	1,235	2,220	8,456	2,674	-	-	18,889
Doubtful	-	-	-	-	-	51	-	-	51
Total commercial real estate	53,167	49,547	42,523	61,601	44,220	129,253	-	-	380,311
Commercial lines of credit:
Pass	-	-	-	-	-	-	64,594	2,516	67,110
Special Mention	-	-	-	-	-	-	6,080	-	6,080
Substandard	-	-	-	-	-	-	2,119	47	2,166
Doubtful	-	-	-	-	-	-	15	-	15
Total commercial lines of credit	-	-	-	-	-	-	72,808	2,563	75,371
Other commercial and industrial:
Pass	14,970	14,164	12,205	11,416	2,234	12,413	999	-	68,401
Special Mention	959	1,422	2,013	-	21	1,339	-	-	5,754
Substandard	-	189	310	-	9	4,192	-	-	4,700
Doubtful	-	-	2,355	-	-	-	-	-	2,355
Total other commercial and industrial	15,929	15,775	16,883	11,416	2,264	17,944	999	-	81,210
Paycheck Protection Program loans:
Pass	-	-	-	-	-	63	-	-	63
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Paycheck Protection Program loans	-	-	-	-	-	63	-	-	63
Tax exempt loans:
Pass	2,619	4	-	-	-	4,093	-	-	6,716
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total tax exempt loans	2,619	4	-	-	-	4,093	-	-	6,716
1-4 family first-lien residential mortgages:
Pass	14,993	10,769	14,905	26,481	42,090	125,533	-	-	234,771
Special Mention	123	-	-	160	949	1,317	-	-	2,549
Substandard	-	-	107	100	89	1,429	-	-	1,725
Doubtful	-	-	-	-	-	647	-	-	647
Total 1-4 family first-lien residential mortgages	15,116	10,769	15,012	26,741	43,128	128,926	-	-	239,692
Residential construction:
Pass	2,039	-	-	-	-	-	-	-	2,039
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total residential construction	2,039	-	-	-	-	-	-	-	2,039
Home equity and junior liens:
Pass	4,623	2,502	3,298	2,694	2,517	10,459	21,313	883	48,289
Special Mention	-	-	41	205	-	66	64	6	382
Substandard	-	-	-	27	-	208	865	-	1,100
Doubtful	-	-	-	-	12	-	-	-	12
Total home equity and junior liens	4,623	2,502	3,339	2,926	2,529	10,733	22,242	889	49,783
Other Consumer:
Pass	2,738	2,407	51,295	2,665	1,414	2,033	-	-	62,552
Special Mention	10	27	11	13	-	91	-	-	152
Substandard	-	40	4	12	65	-	-	-	121
Doubtful	-	-	-	-	-	-	-	-	-
Total other consumer	2,748	2,474	51,310	2,690	1,479	2,124	-	-	62,825
Net deferred loan fees	(371)	62	(9)	(170)	(158)	(694)	-	-	(1,340)
Loans, net of deferred fees	$95,870	$81,133	$129,058	$105,204	$93,462	$292,442	$96,049	$3,452	$896,670

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

An aging analysis of past due loans, not including net deferred loan costs, segregated by portfolio segment and class of loans, as of March 31, 2026 and December 31, 2025, are detailed in the following tables:

	As of March 31, 2026

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,393	$2,282	$2,213	$6,888	$227,139	$234,027
Construction	-	-	-	-	1,259	1,259
Loans held-for-sale	-	-	-	-	-	-
Total residential mortgage loans	2,393	2,282	2,213	6,888	228,398	235,286
Commercial loans:
Real estate	2,299	508	24,929	27,736	357,003	384,739
Lines of credit	275	-	1,895	2,170	78,068	80,238
Other commercial and industrial	256	98	8,007	8,361	69,502	77,863
Paycheck Protection Program loans	-	-	-	-	49	49
Tax exempt loans	-	-	-	-	6,581	6,581
Total commercial loans	2,830	606	34,831	38,267	511,203	549,470
Consumer loans:
Home equity and junior liens	557	235	647	1,439	50,003	51,442
Other consumer	799	289	469	1,557	58,721	60,278
Total consumer loans	1,356	524	1,116	2,996	108,724	111,720
Total loans	$6,579	$3,412	$38,160	$48,151	$848,325	$896,476

	As of December 31, 2025

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,871	$2,934	$1,977	$7,782	$231,910	$239,692
Construction	-	-	-	-	2,039	2,039
Total residential mortgage loans	2,871	2,934	1,977	7,782	233,949	241,731
Commercial loans:
Real estate	9,042	7,461	15,567	32,070	348,241	380,311
Lines of credit	444	-	1,135	1,579	73,792	75,371
Other commercial and industrial	315	508	7,914	8,737	72,473	81,210
Paycheck Protection Program loans	-	-	-	-	63	63
Tax exempt loans	-	-	-	-	6,716	6,716
Total commercial loans	9,801	7,969	24,616	42,386	501,285	543,671
Consumer loans:
Home equity and junior liens	615	229	537	1,381	48,402	49,783
Other consumer	649	399	431	1,479	61,346	62,825
Total consumer loans	1,264	628	968	2,860	109,748	112,608
Total loans	$13,936	$11,531	$27,561	$53,028	$844,982	$898,010

As of March 31, 2026 and December 31, 2025, the amount of interest income recognized on nonaccrual loans and the cost basis of nonaccrual loans, for which there is no ACL, are detailed in the following tables. All loans greater than 90 days past due are classified as nonaccrual.

	As of and for the three months ended
	March 31, 2026
(In thousands)	Nonaccrual Loans	Nonaccrual loans without related allowance for credit loss	Recognized interest income
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,213	$-	$17
Total residential mortgage loans	2,213	-	17
Commercial loans:
Real estate	24,929	14,038	11
Lines of credit	1,895	749	1
Other commercial and industrial	8,007	189	21
Total commercial loans	34,831	14,976	33
Consumer loans:
Home equity and junior liens	647	-	9
Other consumer	469	-	10
Total consumer loans	1,116	-	19
Total nonaccrual loans	$38,160	$14,976	$69

	As of and for the year ended
	December 31, 2025
(In thousands)	Nonaccrual Loans	Nonaccrual loans without related allowance for credit loss	Recognized interest income
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,977	$-	$108
Total residential mortgage loans	1,977	-	108
Commercial loans:
Real estate	15,567	4,853	428
Lines of credit	1,135	-	109
Other commercial and industrial	7,914	-	449
Total commercial loans	24,616	4,853	986
Consumer loans:
Home equity and junior liens	537	-	44
Other consumer	431	-	20
Total consumer loans	968	-	64
Total nonaccrual loans	$27,561	$4,853	$1,158

At March 31, 2026, the Bank's 89 nonperforming loans represented 4.3% of total loans, with an aggregate outstanding balance of $38.2 million, as compared to 88 loans, representing 3.1% of total loans, with an aggregate outstanding balance of $27.6 million at December 31, 2025. The increase primarily reflected certain legacy loans associated with two commercial relationships that may have been less than 90 days delinquent but were identified as having unique risk characteristics through the Company’s previously disclosed comprehensive review of approximately 90% of the Bank’s commercial portfolio in 2025, and specific reserves for these exposures were established as appropriate prior to the first quarter of 2026.

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

The financial impact of commercial loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2026 related to a total of four borrowers that were granted either maturity extensions or an interest rate modification. The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The payment status of modified loans were current during the three months ending March 31, 2026. There was one loan modification made to a borrower experiencing financial difficulty during the three months ended March 31, 2025.

The following table presents the amortized cost basis of loans for the three months ended March 31, 2026 and March 31, 2025 that were experiencing financial difficulty and modified, by class and by type of modification.

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
(Dollars in thousands)	Term Extension	Total Class of Receivable	Term Extension	Total Class of Receivable
Residential mortgage loans	$-	-	$-	-
Commercial real estate	-	-	2,031	1.0%
Commercial lines of credit	33	0.0%	-	-
Commercial and industrial	2,355	3.0%	-	-
Home equity and consumer	-	-	-	-
Total	$2,388	3.0%	$2,031	1.0%

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
(Dollars in thousands)	Interest Rate Reduction	Total Class of Receivable	Interest Rate Reduction	Total Class of Receivable
Residential mortgage loans	$-	-	$-	-
Commercial real estate	11,495	3.0%	-	-
Commercial lines of credit	-	-	-	-
Commercial and industrial	1,322	1.7%	-	-
Home equity and consumer	-	-	-	-
Total	$12,817	4.7%	$-	0%

Note 7: Allowance for Credit Losses

Management extensively reviews recent trends in historical losses, qualitative factors, including concentrations of loans to related borrowers and concentrations of loans by collateral type, and specific reserve requirements on loans individually evaluated in its determination of the adequacy of the credit losses. Provision for credit losses was a benefit of $168,000 for the three month period ended March 31, 2026, as compared to a $457,000 provision for credit losses ("PCL") expense for the three month period ended March 31, 2025.

Provision for credit losses decreased $625,000 for the three months ended March 31, 2026 compared to the same period in 2025. During the first quarter of 2026, the Company recorded a $186,000 reduction in the provision for credit losses related to its loan portfolio, partially offset by an $18,000 increase in reserves for unfunded commitments. The provision for the quarter ended March 31, 2026 primarily reflected lower net charge-offs and overall credit performance that resulted in a small reserve release in the first three months of this year. The first quarter 2026 PCL reflects a reduction in reserves driven by improved asset quality metrics.

The following tables summarize the activity related to the ACL as of and for the three months ended March 31, 2026 and 2025:

(Dollars in thousands) ACL - Loans	Reserves as of December 31, 2025	Q1 2026 Charge-Offs	Q1 2026 Recoveries	Q1 2026 PCL	Reserves as of March 31, 2026
Individually evaluated	$18,142	$(121)	$-	$451	$18,472
Collectively evaluated:
Overdraft	-	(37)	6	31	-
Pooled - quantitative	8,336	(207)	416	729	9,274
Pooled - qualitative	168	-	-	(1,397)	(1,229)
Purchased	2,790	(400)	59	-	2,449
Total ACL - Loans	29,436	(765)	481	(186)	28,966

ACL - Held-To-Maturity Securities	176	-	-	-	176

Other Liabilities - Unfunded Commitments	570	-	-	18	588
Total ACL	$30,182	$(765)	$481	$(168)	$29,730

(Dollars in thousands) ACL - Loans	Reserves as of December 31, 2024	Q1 2025 Charge-Offs	Q1 2025 Recoveries	Q1 2025 PCL	Reserves as of March 31, 2025
Individually evaluated	$2,485	$-	$-	$5	$2,490
Collectively evaluated:
Overdraft	-	(38)	9	29	-
Pooled - quantitative	6,570	(263)	20	311	6,638
Pooled - qualitative	4,269	-	-	159	4,428
Purchased	3,919	(207)	139	-	3,851
Total ACL - Loans	17,243	(508)	168	504	17,407

ACL - Held-To-Maturity Securities	257	-	-	-	257

Other Liabilities - Unfunded Commitments	550	-	-	(47)	503
Total ACL	$18,050	$(508)	$168	$457	$18,167

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

	As of and for the three months ended March 31, 2026
(In thousands)	1-4 family first-lien residential mortgage	Residential construction mortgage	Commercial real estate	Commercial lines of credit	Other commercial and industrial	Paycheck Protection Program	Tax exempt	Home equity & junior liens	Other consumer	Total
Allowance for credit losses:
Beginning Balance	$2,141	$474	$10,580	$3,698	$9,064	$-	$5	$705	$2,769	$29,436
Charge-offs	(13)	-	(16)	(96)	(126)	-	-	(96)	(418)	(765)
Recoveries	2	-	365	1	17	-	-	1	95	481
Provisions (credits)	(240)	204	831	(874)	(145)	-	-	(23)	61	(186)
Ending balance	$1,890	$678	$11,760	$2,729	$8,810	$-	$5	$587	$2,507	$28,966
Ending balance: related to loans individually evaluated	$-	$-	$7,705	$2,576	$7,985	$-	$-	$186	$20	$18,472
Ending balance: related to loans collectively evaluated	$1,890	$678	$4,055	$153	$825	$-	$5	$401	$2,487	$10,494
Loans receivables:
Ending balance, gross	$234,027	$1,259	$384,739	$80,238	$77,863	$49	$6,581	$51,442	$60,278	$896,476
Ending balance: individually evaluated	$826	$-	$54,448	$11,732	$17,016	$-	$-	$599	$30	$84,651
Ending balance: collectively evaluated	$233,201	$1,259	$330,291	$68,506	$60,847	$49	$6,581	$50,843	$60,248	$811,825

	As of and for the three months ended March 31, 2025
(In thousands)	1-4 family first-lien residential mortgage	Residential construction mortgage	Commercial real estate	Commercial lines of credit	Other commercial and industrial	Paycheck Protection Program	Tax exempt	Home equity & junior liens	Other consumer	Total
Allowance for credit losses:
Beginning Balance	$1,467	$592	$6,746	$749	$2,879	$-	$4	$715	$4,091	$17,243
Charge-offs	-	-	-	(92)	(80)	-	-	-	(336)	(508)
Recoveries	3	-	1	-	4	-	-	1	159	168
Provisions (credits)	(37)	(88)	332	254	45	-	(2)	(22)	22	504
Ending balance	$1,433	$504	$7,079	$911	$2,848	$-	$2	$694	$3,936	$17,407
Ending balance: related to loans individually evaluated	$41	$-	$1,004	$253	$1,012	$-	$-	$180	$-	$2,490
Ending balance: related to loans collectively evaluated	$1,392	$504	$6,075	$658	$1,836	$-	$2	$514	$3,936	$14,917
Loans receivables:
Ending balance, gross	$243,854	$3,162	$381,479	$65,074	$91,644	$96	$4,446	$52,315	$71,681	$913,751
Ending balance: individually evaluated	$1,170	$-	$10,650	$503	$2,945	$-	$-	$530	$-	$15,798
Ending balance: collectively evaluated	$242,684	$3,162	$370,829	$64,571	$88,699	$96	$4,446	$51,785	$71,681	$897,953

The Company’s methodology for determining its allowance for credit losses includes an analysis of qualitative factors that are added to the historical loss rates in arriving at the total allowance for credit losses needed for collectively evaluated loans. The qualitative factors include, but are not limited to, the following:

•
Changes in national and local economic trends;
•
The rate of growth in the portfolio;
•
Trends of delinquencies and nonaccrual balances;
•
Changes in loan policy; and
•
Changes in lending management experience and related staffing.

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. These qualitative factors, applied to each loan class, make the evaluation inherently subjective, as it requires material estimates that may be susceptible to significant revision as more information becomes available. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for credit losses analysis and calculation.

The allocation of the allowance for credit losses summarized on the basis of the Company’s calculation methodology was as follows:

	As of March 31,2026
(In thousands)	1-4 family first-lien residential mortgage	Residential construction mortgage	Commercial real estate	Commercial lines of credit	Other commercial and industrial	Tax exempt	Home equity and junior liens	Other consumer	Total
Specifically reserved	$-	$-	$7,705	$2,576	$7,985	$-	$333	$2,322	20,921
Historical loss rate	2,139	727	4,771	180	971	5	293	188	9,274
Qualitative factors	(249)	(49)	(716)	(27)	(146)	-	(39)	(3)	(1,229)
Total	$1,890	$678	$11,760	$2,729	$8,810	$5	$587	$2,507	$28,966

	As of December 31, 2025
(In thousands)	1-4 family first-lien residential mortgage	Residential construction mortgage	Commercial real estate	Commercial lines of credit	Other commercial and industrial	Tax exempt	Home equity and junior liens	Other consumer	Total
Specifically reserved	$-	$-	$6,523	$3,519	$7,913	$-	$394	$2,583	$20,932
Historical loss rate	2,332	474	3,858	165	1,038	5	296	168	8,336
Qualitative factors	(191)	-	199	14	113	-	15	18	168
Total	$2,141	$474	$10,580	$3,698	$9,064	$5	$705	$2,769	$29,436

Collateral Dependent Loans

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

The following table details the amortized cost of collateral dependent loans at March 31, 2026 and December 31, 2025:

(In thousands)	March 31, 2026	December 31, 2025
Commercial and industrial	$28,748	$34,182
Commercial real estate	54,448	54,008
Residential (1-4 family) first mortgages	826	613
Home equity loans and lines of credit	599	599
Consumer loans	30	-
Total loans	$84,651	$89,402

Note 8: Foreclosed Real Estate

The Company is required to disclose the carrying amount of foreclosed real estate properties held as a result of obtaining physical possession of the property at each reporting period.

(Dollars in thousands)	Number of properties	March 31, 2026	Number of properties	December 31, 2025
Foreclosed real estate	3	$137	3	$137

At March 31, 2026 and December 31, 2025, the Company reported $679,000 and $698,000, respectively, in real estate loans in the process of foreclosure.

Note 9: Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had $3.5 million and $3.4 million of standby letters of credit as of March 31, 2026 and December 31, 2025, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The Company holds two corporate investment securities with an amortized historical cost of $4.0 million and an aggregate fair market value of $4.2 million as of March 31, 2026. These securities have an aggregate valuation that is determined using published net asset values ("NAV") derived by an analysis of the securities’ underlying assets. These securities are comprised primarily of broadly-diversified real estate holdings and are traded in secondary markets on an infrequent basis. While these securities are redeemable at least annually through tender offers made by respective issuers, the liquidation value of these securities may be below stated NAVs and also subject to restrictions as to the amount that can be redeemed at any single scheduled redemption. The Company anticipates that these securities will be redeemed by respective issuers on indeterminate future dates as a consequence of the ultimate liquidation strategies employed by the managers of these portfolios.

The Company also holds two limited partnership investments managed by an unrelated third party with an aggregate fair market value of $6.2 million and $6.0 million as of March 31, 2026 and December 31, 2025, respectively. The investments are funds comprised of marketable equity securities, primarily issued by community banks and financial technology companies. These investments are recorded at fair value at the end of each reporting period using Level 1 valuation techniques. Unrealized changes in the fair value of these investments are recorded in earnings in the period in which the changes occur.

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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	March 31, 2026
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$62,779	$-	$62,779
State and political subdivisions	-	33,066	-	33,066
Corporate	-	2,696	-	2,696
Corporate issuances measured at NAV	-	-	-	4,206
Asset backed securities	-	15,040	-	15,040
Residential mortgage-backed - US agency	-	51,544	-	51,544
Collateralized mortgage obligations - US agency	-	20,560	-	20,560
Collateralized mortgage obligations - Private label	-	82,874	-	82,874
Total		268,559		272,765
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total available-for-sale securities	$206	$268,559	$-	$272,971

Marketable equity securities measured at NAV	$-	$-	$-	$6,207

Interest rate swap derivative fair value hedges (unrealized gain carried as receivable from derivative counterparties)	$-	$2,392	$-	$2,392

	December 31, 2025
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$65,015	$-	$65,015
State and political subdivisions	-	33,918	-	33,918
Corporate	-	3,753	-	3,753
Corporate issuances measured at NAV	-	-	-	4,189
Asset backed securities	-	15,612	-	15,612
Residential mortgage-backed - US agency	-	49,015	-	49,015
Collateralized mortgage obligations - US agency	-	18,383	-	18,383
Collateralized mortgage obligations - Private label	-	86,724	-	86,724
Total		272,420		276,609
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total available-for-sale securities	$206	$272,420	$-	$276,815

Marketable equity securities measured at NAV	$-	$-	$-	$6,034

Interest rate swap derivative fair value hedges (unrealized gain carried as receivable from derivative counterparties)	$-	$1,506	$-	$1,506

Pathfinder Bank had the following assets measured at fair value on a nonrecurring basis as of March 31, 2026 and December 31, 2025:

		March 31, 2026
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Individually evaluated loans	$-	$-	$17,046	$17,046
Foreclosed real estate	-	-	137	137

		December 31, 2025
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Individually evaluated loans	$-	$-	$48,649	$48,649
Foreclosed real estate	-	-	137	137

The following tables presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at the indicated dates.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At March 31, 2026
Individually evaluated loans	Appraisal of collateral	Discounted Cash Flow	6% - 82% (36%)
Foreclosed real estate	Appraisal of collateral	Costs to Sell	21% - 24% (22%)

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2025
Individually evaluated loans	Appraisal of collateral	Discounted Cash Flow	5% - 97% (48%)
Foreclosed real estate	Appraisal of collateral	Costs to Sell	21% - 24% (22%)

There have been no transfers of assets into or out of any fair value measurement level during the three months ended March 31, 2026 or 2025.

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

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		March 31, 2026		December 31, 2025
	Fair Value	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$39,159	$39,159	$31,170	$31,170
Investment securities - available-for-sale	2	268,765	268,765	272,626	272,626
Investment securities - available-for-sale	NAV	4,206	4,206	4,189	4,189
Investment securities - marketable equity	NAV	6,207	6,207	6,034	6,034
Investment securities - held-to-maturity	2	122,432	117,076	130,324	125,198
Federal Home Loan Bank stock	2	2,169	2,169	2,560	2,560
Net loans	3	866,236	843,341	867,234	842,116
Accrued interest receivable	1	5,832	5,832	6,328	6,328
Interest rate derivative fair value hedges receivable - AFS investments	2	1,495	1,495	1,214	1,214
Interest rate derivative fair value hedges receivable - loans	2	897	897	292	292

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$797,177	$797,177	$731,868	$731,868
Time Deposits	2	414,550	413,803	451,980	451,357
Borrowings	2	27,374	27,356	58,074	58,107
Subordinated debt	2	30,155	29,560	30,155	29,689
Accrued interest payable	1	451	451	424	424

Note 11: Interest Rate Derivatives

The Company is exposed to certain risks related to both its business operations and changes in economic conditions. As part of managing interest rate risk, the Company periodically enters into standardized interest rate derivative contracts (designated as hedging agreements) to modify the repricing characteristics of certain portions of the Company’s earning assets and interest-bearing liabilities portfolios. The Company designates interest rate hedging agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate hedging agreements are recorded at fair value as other assets or liabilities. The Company had no material derivative contracts not designated as hedging agreements at March 31, 2026 or December 31, 2025.

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

Among the array of interest rate hedging contracts, potentially available to the Company, are interest rate swap and interest rate cap (or floor) contracts. The Company uses interest rate swaps, cap or floor contracts as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments over the life of the agreements without the exchange of the underlying notional amount. An interest rate cap is a type of interest rate derivative in which the buyer receives payments at the end of each contractual period in which the index interest rate exceeds the contractually agreed upon strike price rate. The purchaser of a cap contract will continue to benefit from any rise in interest rates above the strike price. Similarly, an interest rate floor is a derivative contract in which the buyer receives payments at the end of each period in which the interest rate is below the agreed strike price. The purchaser of a floor contract will continue to benefit from any decrease in interest rates below the strike price. The Company had no interest rate cap or floor contracts in place at March 31, 2026 or December 31, 2025.

The Company records various hedges in the consolidated statements of condition at fair value. The Company’s accounting treatment for these derivative instruments is based on the instrument's hedge designation determined at the inception of each derivative instrument's contractual term. The following tables show the Company’s outstanding fair value hedges at March 31, 2026 and December 31, 2025:

(In thousands)	Hedge-Adjusted Carrying Amount of the Hedged Assets at March 31, 2026	Cumulative Amount of Fair Value Hedging Adjustment Subtracted/(Added) from Carrying Amount of the Hedged Assets at March 31, 2026	Hedge-Adjusted Carrying Amount of the Hedged Assets at December 31, 2025	Cumulative Amount of Fair Value Hedging Adjustment Subtracted from Carrying Amount of the Hedged Assets at December 31, 2025
Line item on the balance sheet in which the hedged item is included:
Available-for-sale securities (1)	$66,886	$1,495	$68,917	$1,214
Loans receivable (2)	$115,667	$897	$120,574	$292

(1)
The $66.9 million net carrying amount of hedged assets represents the hedge-adjusted amortized cost basis of specifically-identified municipal, private label and GSE-backed securities designated as the underlying assets for the hedging relationships. The notional amount of the designated hedges were $68.8 million and $69.8 million at March 31, 2026 and December 31, 2025, respectively. The fair value of the derivatives (an unrealized gain, receivable from derivative counterparties) recorded in other assets resulted in a net asset position of $1.5 million and $1.3 million at March 31, 2026 and December 31, 2025, respectively. The Company's participation in fair value hedging transactions increased investment security interest income by $100,000 and $301,000 for the three months ended March 31, 2026 and March 31, 2025, respectively.

(2)
The $115.7 million net carrying amount of hedged assets represents the hedge-adjusted amortized cost of a designated pool of residential mortgages and the aggregate hedge-adjusted amortized cost of four specified purchased consumer loan pools. These pools of loans were designated as the underlying assets for the hedging relationships in which the hedged underlying asset's notional amounts were the amortized cost projected to be remaining at the end of the contractual term of the hedging instruments. The amount of the designated hedged items were $110.6 million and $113.1 million at March 31, 2026 and December 31, 2025, respectively. At March 31, 2026, the fair value of the derivatives recorded in other assets (an unrealized gain, receivable from derivative counterparties) resulted in a net asset position of $930,000, recorded by the Company as a component of other assets. The Company’s participation in fair value hedging transactions increased interest income by $37,000 and $267,000, for the three months ended March 31, 2026 and March 31, 2025, respectively. Details of the two loan hedging strategies, in place at March 31, 2026 are presented below:

a.
On April 7, 2023 the Bank entered into an amortizing swap transaction with an initial notional amount of $100.0 million whereby the Bank will receive the 3-month SOFR rate monthly, based on the notional amount of the swap contract at the beginning of each month until the swap transaction expires in 2035. The notional amount of the swap declines monthly according to a predetermined amortization schedule and was $65.6 million at March 31, 2026. The Bank will pay a fixed rate of 3.208% to the contract's counterparty throughout the life of the contract based on each month's beginning notional balance. The fair value of this swap contract was $1.2 million at March 31, 2026.

b.
On December 7, 2023, the Bank entered into five fixed-pay interest rate swap contracts with a total notional amount of $50.0 million, whereby the Bank will receive the 3-month rate SOFR monthly until the respective maturity dates of the contracts. The contracts expire in annual increments on December 1 of 2025 ($5.0 million, fixed rate of 4.463%), 2026 ($5.0 million, fixed rate of 4.136%), 2027 ($10.0 million, fixed rate of 3.973%), 2028 ($15.0 million, fixed rate of 3.887%), and 2029 ($15.0 million, fixed rate of 3.845%). The fair value of these swap contracts in aggregate was negative $312,000 (a payable to the swap counterparty) at March 31, 2026.

The Company's hedging contracts accounted for as fair value hedges, increased the yield on investment securities and loans by 0.10% and 0.02%, respectively, in the three months ended March 31, 2026. The Company's hedging contracts accounted for as fair value hedges, increased the yield on investment securities and loans by 0.20% and 0.12%, respectively, in the three months ended March 31, 2025.

The following tables summarize the net effects of the Company's fair value and cash flow hedges for the three months ended March 31, 2026 and March 31, 2025, respectively:

Fair Value Hedges
(In thousands)	Three Months Ended March 31, 2026
Hedge Category	Average Notional Balance	Period Ending Notional Balance	Net Cash Received Recorded In Net Income	Fair Value Receivable at Period End
Investments	$69,124	$68,773	$100	$1,495
Loans	111,426	110,601	37	897
Total	$180,550	$179,374	$137	$2,392

	Three Months Ended March 31, 2025
Hedge Category	Average Notional Balance	Period Ending Notional Balance	Net Cash Received Recorded In Net Income	Fair Value Receivable at Period End
Investments	$73,283	$73,061	$301	$1,994
Loans	126,980	126,047	267	1,116
Total	$200,263	$199,108	$568	$3,110

Cash Flow Hedges
(In thousands)	Three Months Ended March 31, 2026
Hedge Category	Average Notional Balance	Period Ending Notional Balance	Net Cash Received Recorded In Net Income	Fair Value Receivable at Period End
Borrowed Funds	$-	$-	$79	$-

	Three Months Ended March 31, 2025
Hedge Category	Average Notional Balance	Period Ending Notional Balance	Net Cash Received Recorded In Net Income	Fair Value Receivable at Period End
Borrowed Funds	$-	$-	$80	$-

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

The amounts of hedge ineffectiveness, recognized at March 31, 2026 and December 31, 2025 for cash flow hedges were not material to the Company’s consolidated results of operations. A portion of, or the entire amount included in accumulated other comprehensive loss would be reclassified into current earnings should a portion of, or the entire hedge, no longer be considered effective. Management believes that the hedges will remain fully effective during the remaining term of the respective hedging contracts. The changes in the fair values of the interest rate hedging agreements primarily result from the effects of changing index interest rates and the reduction of the time each quarter between the measurement date and the contractual maturity date of the hedging instrument.

The Company manages its potential credit exposure on interest rate swap transactions by entering into bilateral credit support agreements with each contractual counterparty. These agreements require collateralization of credit exposures beyond specified minimum threshold amounts. Interest rate hedging agreements are entered into with counterparties that meet the Company's established credit standards and the agreements contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material at March 31, 2026.

Note 12: Accumulated Other Comprehensive (Loss) Income

Changes in the components of accumulated other comprehensive (loss) income (“AOCI”), net of tax, for the periods indicated are summarized in the tables below.

	For the three months ended March 31, 2026
(In thousands)	Net Unrealized Loss on Retirement Plans	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Total
Beginning balance	$(1,218)	$(4,303)	$154	$(5,367)
Other comprehensive loss before reclassifications	-	(1,287)	(60)	(1,347)
Amounts reclassified from AOCI	(1)	-	-	(1)
Ending balance	$(1,219)	$(5,590)	$94	$(6,715)

	For the three months ended March 31, 2025
(In thousands)	Net Unrealized Loss on Retirement Plans	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Total
Beginning balance	$(1,992)	$(7,548)	$396	$(9,144)
Other comprehensive income (loss) before reclassifications	-	743	(60)	683
Amounts reclassified from AOCI	25	4	-	29
Ending balance	$(1,967)	$(6,801)	$336	$(8,432)

The following table presents the amounts reclassified out of each component of AOCI for the indicated periods:

		Amount Reclassified
		from AOCI [1]
(In thousands)		For the three months ended
Details about AOCI [1] components	Affected Line Item in the Statement of Income	March 31, 2026	March 31, 2025
Retirement plan items
Retirement plan net gains (losses) recognized in plan expenses [2]	Salaries and employee benefits	$1	$(33)
Tax effect	Provision for income taxes	-	8
	Net Income	$1	$(25)
Available-for-sale securities
Realized losses on sale of securities	Net realized losses on sales and redemptions of investment securities	$-	$(5)
Tax effect	Provision for income taxes	-	1
	Net Income	$-	$(4)

1 Amounts in parentheses indicates debits in net income.

2 These items are included in net periodic pension cost. See Note 5 for additional information.

Note 13: Noninterest Income

The Company has included the following table regarding the Company’s noninterest income for the periods presented.

	For the three months ended
(In thousands)	March 31, 2026	March 31, 2025
Service charges on deposit accounts
Insufficient funds fees	$215	$208
Deposit related fees	139	148
ATM fees	22	18
Total service charges on deposit accounts	376	374
Fee Income
Investment services revenue	-	101
ATM fees surcharge	60	73
Banking house rents collected	112	61
Total fee income	172	235
Card income
Debit card interchange fees	139	1
Merchant card fees	14	11
Total card income	153	12
Mortgage fee income and realized gains on sales of loans and foreclosed real estate
Loan servicing fees	89	101
Net gains on sales of loans and foreclosed real estate	186	65
Total mortgage fee income and realized gains on sale of loans and foreclosed real estate	275	166
Subtotal	976	787
Earnings and gains on bank owned life insurance	256	162
Net losses on sales and redemptions of investment securities	(5)	(8)
Net unrealized gains on marketable equity securities	76	218
Fair value adjustment to loans held-for-sale	(203)	-
Other miscellaneous income	27	38
Total noninterest income	$1,127	$1,197

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

The components of lease expense are as follows:

	For the three months ended
(In thousands)	March 31, 2026	March 31, 2025
Operating lease cost	$39	$49
Finance lease cost	425	429
Total lease cost	$464	$478

Supplemental cash flow information related to leases was as follows:

	For the three months ended
(In thousands)	March 31, 2026	March 31, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35	$46
Operating cash flows from finance leases	425	429
Financing cash flows from finance leases	116	111

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rate)	As of March 31, 2026	As of December 31, 2025
Operating Leases:
Operating lease right-of-use assets	$1,072	$1,098
Operating lease liabilities	1,282	1,304

Finance Leases:
Finance lease right-of-use assets	$15,687	$15,885
Finance lease liabilities	16,295	16,390

Weighted Average Remaining Lease Term:
Operating leases	18.10 years	18.11 years
Finance leases	20.79 years	21.02 years

Weighted Average Discount Rate:
Operating leases	4.02%	4.02%
Finance leases	6.02%	6.02%

Future maturities of lease liabilities are as follows:

Twelve Months Ending March 31,
(In thousands)	Operating Leases	Finance Leases
2027	$92	$381
2028	84	401
2029	86	426
2030	92	450
2031	37	476
Thereafter	891	14,161
Total future maturities of lease liabilities	$1,282	$16,295

The Company owns certain properties that it leases to unaffiliated third parties at market rates. Lease rental income was $112,000 and $61,000 for the three months ended March 31, 2026 and 2025, respectively. All rental agreements with lessees are accounted for as operating leases.

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

At March 31, 2026, the Company and subsidiaries had total consolidated assets of $1.42 billion, total consolidated liabilities of $1.30 billion and shareholders' equity of $123.6 million.

The following discussion reviews the Company's financial condition at March 31, 2026 and the results of operations for the three month period ended March 31, 2026 and 2025. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any other period.

The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2026 (“the consolidated annual financial statements”) as of December 31, 2025 and 2024 and for the two years then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Item 2.

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained herein are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements concern the financial condition, results of operations, plans, objectives, future performance and business the Company and its subsidiaries, including, but not limited to, the Bank.

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

Additional factors that could cause actual results to differ materially are described in other periodic filings with the Securities and Exchange Commission (“SEC”), which are available at the SEC’s website, www.sec.gov. While the Company believes it has identified and discussed the material risks affecting its business, there may be additional risks and uncertainties not currently known or considered immaterial that could affect the forward-looking statements made herein.

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

The Company applies ASC 326, Financial Instruments—Credit Losses, to account for its allowance for credit losses ("ACL") on loans in accordance with the Current Expected Credit Loss ("CECL") methodology. The allowance for credit losses on loans and unfunded commitments is a valuation allowance for management’s estimate of expected credit losses in the loan portfolio and commitments to extend credit. Determining the amount of the ACL requires significant judgment on the part of management and the use of estimates related to the amount and timing of expected future cash flows on individually evaluated loans, estimated losses on pools of homogeneous loans based on historical loss experience, as correlated to historical economic metrics and in consideration of current economic trends and conditions, and other qualitative factors, all of which may be susceptible to significant change.

The Company establishes a specific allowance for all troubled credits identified through both normal and targeted credit review processes. Loans recognized within the internal review are identified as being individually evaluated and excluded from collective pools. Individually evaluated loans are considered to have unique risk characteristics when their risk profile, repayment characteristics, or loss exposure are sufficiently distinct such that inclusion in a pooled evaluation would not appropriately reflect its expected credit loss. Factors that may result in such classification include, but are not limited to, borrower-specific financial stress or credit deterioration, nonaccrual status or sustained delinquency, bankruptcy, insolvency, or restructuring proceedings, reliance on a single or materially weakened source of repayment, material adverse changes in collateral value, condition, or marketability, collateral dependency, unique or non-standard loan structures or modifications, adverse changes in guarantor support, or other circumstances indicating the loan no longer shares similar risk characteristics with the pool. For individually evaluated loans, management measures credit losses using a discounted cash flow approach, collateral-dependent valuation techniques, observable market pricing (when available), or other methods permitted under ASC 326 that reasonably estimate expected credit losses based on the specific facts and circumstances of the loan. The selected methodology is applied consistently and is based on the specific facts and circumstances of each loan. At March 31, 2026, the Bank’s position in individually evaluated loans consisted of 135 loans totaling $84.7 million. All were valued based on a collateral analysis. No loans were valued using the present value of future cash flows method or other methods permitted under ASC 326. For all other loans, the Company uses the general allocation methodology that establishes an allowance to estimate the lifetime incurred loss for each risk-rating category.

The Company utilizes the DCF method for its pooled segment calculation. The DCF method implements a probability of default and loss given default and loss exposure at default estimation. The probability of default and loss given default are applied to future cash flows that are adjusted to present value and these discounted expected losses become the Allowance for Credit Losses.

Management also considers Qualitative Factors (“QF”) that are likely to cause estimated credit losses with the Company’s existing portfolio to differ from historical loss experience, including but not limited to: national and local economic trends and conditions, levels and trends in delinquencies, non-accrual loans and classified assets, trends in volume, terms and concentrations of loans, changes in lending policies and procedures, quality of credit review function and administration, and changes in regulatory environment, management, markets and product offerings. On a quarterly basis, the Company assesses the magnitude of QF adjustments necessary to be applied to the quantitatively-derived ACL in order to incorporate forward-looking projections in its final evaluation of current expected credit losses.

In estimating the ACL on loans, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate. At March 31, 2026, the Bank held $549.5 million in commercial real estate and commercial & industrial loans (collectively, commercial loans) representing 61.4% of the Bank’s entire loan portfolio. The Bank allocated $23.3 million of the ACL to these commercial loans, which included a net qualitative adjustment that reduced the ACL by approximately $889,000 in the first quarter of 2026. Given the concentration of ACL allocation to the total commercial loan portfolio and the significant judgments made by management in deriving the qualitative loss factors, management considers the impact that changes in judgments could have on the ACL. The ACL could increase (or decrease) by approximately $222,000, assuming a 25% negative (or positive) change within the group of qualitative factors used to determine the ACL for commercial loans. The sensitivity and related range of impacts for various judgments on the ACL is a hypothetical analysis and is used to determine management’s judgments or assumptions of qualitative loss factors that were utilized at March 31, 2026 in the final recorded estimation of the ACL on loans recognized on the Statements of Financial Condition.

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

When the fair value of a security categorized as AFS or HTM is less than its amortized cost basis, an assessment is made as to whether or not credit loss is present. Management makes a quantitative determination of potential credit loss for all HTM securities even if the risk of credit loss is considered remote and uses a best estimate threshold for securities categorized as AFS. The Company considers numerous factors when determining whether a potential credit loss exists. The principal factors considered are (1) the financial condition of the issue and (guarantor, if any) and adverse conditions specifically related to the security, industry or geographic area, (2) failure of the issuer of the security to make scheduled interest or principal payments, (3) any changes to the rating of the security by a NRSRO, and (4) the presence of contractual credit enhancements, if any, including the guarantee of the federal government or any of its agencies.

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

Management performs an annual evaluation of our goodwill for possible impairment at each of our reporting units. Based on the December 31, 2025 evaluation, management has determined that the carrying value of goodwill was not impaired as of that date. Management will continuously evaluate all relevant economic and operational factors potentially affecting the Bank or the fair value of its assets, including goodwill. Should future economic consequences require a significant and sustained change in the operations of the Bank, re-evaluations of the Bank’s goodwill valuation will be conducted on a more frequent basis.

Recent Events

On March 30, 2026, the Company announced that its Board of Directors declared a cash dividend of $0.10 per share on the Company's voting common and non-voting common stock, and a cash dividend of $0.10 per notional share for the issued warrant relating to the fiscal quarter ended March 31, 2026. The dividends were payable to all shareholders of record on April 17, 2026 and were paid on May 8, 2026.

Summary of 2026 First Quarter Results

The Company recorded net income of $2.4 million for the three months ended March 31, 2026, compared to $3.0 million for the three months ended March 31, 2025. The $561,000 decrease in net income was primarily attributable to a $1.1 million decrease in total net interest income, a $259,000 increase in total noninterest expense, and a $70,000 decrease in noninterest income, partially offset by a $625,000 decrease in the provision for credit losses and a $214,000 decrease in the provision for income taxes.

Net interest income before the provision for credit losses decreased $1.1 million, or 9.4%, to $10.3 million for the three months ended March 31, 2026, as compared to the same three month period in 2025. This decrease was predominately the result of a decrease in interest and dividend income of $1.9 million, partially offset by a decrease in interest expense of $868,000.

Interest and dividend income declined $1.9 million to $17.5 million for the first quarter of 2026, as compared to the first quarter of 2025. This decrease was primarily driven by a $1.3 million reduction in interest income on loans, resulting from a decrease of 49 basis points in the average yield on loans, reflecting in part a 15 basis point benefit recognized in the first quarter of 2025 attributable to 2024 interest recovered on loans removed from nonaccrual status and income from prepayment fees. The remaining decrease was driven by maturities and payoffs of higher-yielding loans, new originations at lower rates, and elevated nonperforming loans for which specific reserves were established as appropriate prior to the first quarter of 2026. Interest income on total investment securities decreased $697,000 as a result of the lower average yield and decreased average balances in portfolio assets. Interest income on Fed funds sold and interest-earning deposits increased $73,000, reflecting higher average balances and increased yields.

The decrease in interest expense of $868,000 to $7.2 million for the first quarter of 2026, compared to the prior year quarter, was primarily attributed to a 22 basis point decline in the average cost of total interest-bearing liabilities, including a reduction of 31 basis points in the average cost of interest-bearing deposits that was partially offset by an increase of 34 basis points in the average cost of borrowings, as well as an increase of 230 basis points in the average cost of subordinated loans that reset from fixed-rate to floating-rate interest after October 15, 2025.

Net interest margin ("NIM") was 3.10% for the first three months ended March 31, 2026, compared to 3.31% in the year-ago period. The decrease of 21 basis points primarily reflected lower earning asset yields that more than offset the reduction in the cost of interest bearing deposits and other liabilities. In addition, approximately 10 basis points of net interest margin in the year-ago period reflected 2024 interest recovered from loans removed from nonaccrual status and income from prepayment fees in the first quarter of 2025.

Provision for credit losses was a benefit of $168,000 in the first quarter of 2026, reflecting lower net charge offs and overall credit performance that resulted in a small reserve release in the first three months of this year. Provision expense was $457,000 in the year-ago period. See the “Provision for Credit Losses” and “Loan and Asset Quality and Allowance for Credit Losses” sections of this Management’s Discussion and Analysis for further discussion.

Noninterest income was $1.1 million for the first quarter of 2026, down slightly from $1.2 million in the same period of 2025. Results for the first quarter of 2026 included a $203,000 loss resulting from fair value adjustments recorded during the period on $6.3 million of substandard loans that were moved to held-for-sale status in the fourth quarter of 2025, as the Bank continues active sale negotiations.

Compared to the prior-year quarter, first quarter 2026 noninterest income benefited from higher earnings on bank-owned life insurance, increased debit card interchange fees, and higher gains on sales of loans and foreclosed real estate, partially offset by lower net unrealized gains on marketable equity securities, reduced loan servicing fees, and modest net realized losses on sales and redemptions of investment securities.

Noninterest expense increased to $8.7 million in the first quarter of 2026 from $8.4 million in the prior‑year quarter, driven primarily by higher salaries and benefits. The increase in salaries and benefits reflected general salary increases, strategic additions of senior, key personnel across the organization, as well as higher payroll taxes and stock-based compensation. Data processing expense also increased due to higher technology, data, and ATM‑related maintenance costs. These increases were partially offset by a modest reduction in building and occupancy costs and lower other expenses.

For the first quarter of 2026, annualized noninterest expense represented 2.48% of average assets in the first quarter of 2026, compared to 2.33% in the year-ago period. The efficiency ratio was 75.65%, for the first quarter of 2026, compared to 67.19% in the year-ago period. The efficiency ratio, which is not a financial metric under GAAP, is a measure that the Company believes is helpful to understanding its level of non-interest expense as a percentage of total revenue.

Results of Operations

Net Interest Income

Net interest income is the Company's primary source of operating income for payment of operating expenses and providing for credit losses. It is the amount by which interest earned on loans, interest-earning deposits, and investment securities, exceeds the interest paid on deposits and other interest-bearing liabilities. Changes in net interest income and NIM result from the interaction between the volume and composition of interest-earning assets, interest-bearing liabilities, related yields, and associated funding costs.

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

	(Unaudited)
	For the three months ended March 31,
	2026			2025
	Average		Average Yield /	Average		Average Yield /
(In thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$902,143	$12,357	5.48%	$916,207	$13,672	5.97%
Taxable investment securities	377,210	4,648	4.93%	416,558	5,278	5.07%
Tax-exempt investment securities	33,472	335	4.00%	34,475	402	4.66%
Fed funds sold and interest-earning deposits	21,143	162	3.06%	12,939	89	2.75%
Total interest-earning assets	1,333,968	17,502	5.25%	1,380,179	19,441	5.63%
Noninterest-earning assets:
Other assets	120,516			114,882
Allowance for credit losses	(29,436)			(17,413)
Net unrealized losses on available-for-sale securities	(5,559)			(9,947)
Total assets	$1,419,489			$1,467,701
Interest-bearing liabilities:
NOW accounts	$125,250	$296	0.95%	$111,643	$298	1.07%
Money management accounts	9,110	2	0.09%	10,906	3	0.11%
MMDA accounts	298,555	1,976	2.65%	256,186	1,960	3.06%
Savings and club accounts	125,276	70	0.22%	129,769	81	0.25%
Time deposits	441,341	3,789	3.43%	498,963	4,603	3.69%
Subordinated debt	30,155	649	8.61%	30,123	475	6.31%
Borrowings	39,982	380	3.80%	70,575	610	3.46%
Total interest-bearing liabilities	1,069,669	7,162	2.68%	1,108,165	8,030	2.90%
Noninterest-bearing liabilities:
Demand deposits	193,992			206,137
Other liabilities	31,817			29,961
Total liabilities	1,295,478			1,344,263
Shareholders' equity	124,011			123,438
Total liabilities & shareholders' equity	$1,419,489			$1,467,701
Net interest income		$10,340			$11,411
Net interest rate spread			2.57%			2.73%
Net interest margin			3.10%			3.31%
Ratio of average interest-earning assets to average interest-bearing liabilities			124.71%			124.55%

Net interest income was $10.3 million for the first quarter of 2026, down $1.1 million, or 9.4% from $11.4 million from year-ago period. NIM decreased 21 basis points to 3.10% from 3.31% for the three months ending March 31, 2026 and 2025, respectively. Approximately 10 basis points of NIM in the year-ago period reflected 2024 interest recovered from loans removed from nonaccrual status and income from prepayment fees in the first quarter of 2025.

Interest and dividend income decreased $1.9 million in the first quarter of 2026, which reflects approximately $347,000 of first quarter 2025 net interest income reflected 2024 interest recovered from loans removed from nonaccrual status and income from prepayment fees. The remaining decrease was driven by maturities and payoffs of higher-yielding loans, new originations at lower rates, and elevated nonperforming loans for which specific reserves were established as appropriate prior to the first quarter of 2026. Total average interest-earnings assets declined $46.2 million, to $1.33 billion at March 31, 2026 compared to $1.38 billion one year-ago, driven primarily by lower investment securities balances of $40.4 million which the Company views as temporary.

Total interest expense decreased $868,000 to $7.2 million from $8.0 million for the three months ended March 31, 2026 and 2025 respectively. The decrease was primarily attributed to a 22 basis point decline in the average cost of total interest-bearing liabilities, which includes a reduction of 31 basis points in the average cost of interest-bearing deposits that was partially offset by an increase of 34 basis points in the average cost of borrowings, as well as an increase of 230 basis points in the average cost of subordinated loans that reset from fixed-rate to floating-rate interest after October 15, 2025. Total average interest-bearing liabilities decreased by $38.5 million from the same period one year-ago. This decrease reflects lower average balances of $57.6 million of time deposits and $30.6 million of borrowings, offset by higher average balances of $42.4 million of MMDA deposits.

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

	Three months ended March 31,
	2026 vs. 2025
	Increase/(Decrease) Due to
			Total
Unaudited			Increase
(In thousands)	Volume	Rate	(Decrease)
Interest Income:
Loans	$(207)	$(1,108)	$(1,315)
Taxable investment securities	(488)	(142)	(630)
Tax-exempt investment securities	(11)	(56)	(67)
Interest-earning deposits	62	11	73
Total interest income	(644)	(1,295)	(1,939)
Interest Expense:
NOW accounts	34	(36)	(2)
Money management accounts	-	(1)	(1)
MMDA accounts	300	(284)	16
Savings and club accounts	(3)	(8)	(11)
Time deposits	(509)	(305)	(814)
Subordinated debt	1	173	174
Borrowings	(286)	56	(230)
Total interest expense	(463)	(405)	(868)
Net change in net interest income	$(181)	$(890)	$(1,071)

Deposits

The Company’s deposit base is drawn from eleven full-service branches and one motor bank in its market area. The deposit base consists of demand deposits, money management and money market deposit accounts, savings, and time deposits. Total deposits increased by $27.9 million, or 2.4% from December 31, 2025. The increase in deposits during the three months ended March 31, 2026, reflects growth in MMDA deposits and both interest- and noninterest-bearing demand deposits, partially offset by runoff of higher-cost time deposits.

At March 31, 2026, 82.0% of the Company's deposit base of $1.21 billion consisted of core deposits. Core deposits, which exclude brokered deposits and certificates of deposit of $250,000 or more, are considered to be more stable and generally provide the Company with a lower cost of funds than time deposits of $250,000 or more. The Company will continue to emphasize retail and business core deposits in the future by providing depositors with a full range of deposit product offerings and will maintain its recent focus on deposit gathering within the Syracuse market.

A summary of deposits by category at March 31, 2026 and December 31, 2025 is as follows:

(In thousands)	March 31, 2026	December 2025
Savings accounts	$127,044	$122,718
Time accounts	283,693	317,201
Time accounts in excess of $250,000	130,857	134,779
Money management accounts	8,483	9,539
MMDA accounts	315,982	285,564
Demand deposit interest-bearing	134,399	110,702
Demand deposit noninterest-bearing	206,635	196,377
Mortgage escrow funds	4,634	6,968
Total Deposits	$1,211,727	$1,183,848

In addition to deposits obtained from its business operations within its target market areas, the Bank also obtains brokered deposits through various programs administered by IntraFi Network and through other unaffiliated third-party financial institutions.

The following table sets forth our nonbrokered and brokered deposit activities at the dates indicated:

	March 31, 2026			December 31, 2025
(In thousands)	Nonbrokered	Brokered	Total	Nonbrokered	Brokered	Total
Savings accounts	$127,044	$-	$127,044	$122,718	$-	$122,718
Time accounts	204,568	79,125	283,693	220,288	96,913	317,201
Time accounts of $250,000 or more	130,857	-	130,857	134,779	-	134,779
Money management accounts	8,483	-	8,483	9,539	-	9,539
MMDA accounts	315,982	-	315,982	285,564	-	285,564
Demand deposit interest-bearing	126,399	8,000	134,399	105,702	5,000	110,702
Demand deposit noninterest-bearing	206,635	-	206,635	196,377	-	196,377
Mortgage escrow funds	4,634	-	4,634	6,968	-	6,968
Total Deposits	$1,124,602	$87,125	$1,211,727	$1,081,935	$101,913	$1,183,848

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

Provision for credit losses was a benefit of $168,000 for the three month period ended March 31, 2026, as compared to a $457,000 provision for credit losses expense for the three month period ended March 31, 2025. The provisioning in the first quarter of 2026 and 2025 reflects management’s determination of the appropriate level of additions to reserves, the composition of the loan portfolio, changes in quantifiable econometric data statistically correlated to historical charge-off rates, subjective qualitative assessments of changes in a broad array of factors including changes to underwriting criteria, loan staffing and local market conditions, and changes in the levels of delinquent and nonaccrual loans. The $625,000 decrease in provision for credit losses in the first quarter of 2026, as compared to the same period in 2025, was primarily attributed to lower net charge offs and overall credit performance that resulted in a small reserve release in the first three months of this year. The Bank's credit sensitive portfolios continue to be carefully monitored, and the Bank will consistently apply its loan classification and reserve building methodologies to the analysis of these portfolios. Please refer to the asset quality section below for a further discussion of asset quality as it relates to the allowance for credit losses.

The Company measures delinquency based on the amount of past due loans (defined as loans equal to or greater than 30 days past due) as a percentage of total loans. The ratio of delinquent loans to total loans was 5.4% and 5.9% at March 31, 2026, and December 31, 2025, respectively. Delinquent loans (numerator) decreased $4.9 million from December 31, 2025 to March 31, 2026. Total loan balances (denominator) decreased $1.5 million from December 31, 2025 to March 31, 2026. The decrease in delinquent loans from December 31, 2025 to March 31, 2026 was driven by loans delinquent 30-59 days and loans delinquent 60-89 days, which decreased by $7.4 million and $8.1 million, respectively, partially offset by an increase of $10.6 million in loans delinquent 90 days and over.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, and net gains on sales of securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

Unaudited	For the three months ended
(In thousands)	March 31, 2026	March 31, 2025	Change
Service charges on deposit accounts	$376	$374	$2	0.5%
Earnings and gain on bank owned life insurance	256	162	94	58.0%
Loan servicing fees	89	101	(12)	-11.9%
Debit card interchange fees	139	1	138	N/M
Other charges, commissions and fees	213	284	(71)	-25.0%
Noninterest income before gains and losses	1,073	922	151	16.4%
Losses on sales and redemptions of investment securities	(5)	(8)	3	37.5%
Gains on sales of loans and foreclosed real estate	186	65	121	186.2%
Fair value adjustment to loans held-for-sale	(203)	-	(203)	N/M
Net unrealized gains on marketable equity securities	76	218	(142)	-65.1%
Total noninterest income	$1,127	$1,197	$(70)	-5.8%
N/M - Not meaningful

Noninterest income totaled $1.1 million in the first quarter of 2026, compared to $1.2 million during the same period in 2025. First quarter 2026 noninterest income included a loss of $203,000 for fair value adjustments made in the period to $6.3 million in substandard loans that were transferred to held-for-sale status in the fourth quarter of 2025, as active sale negotiations remain ongoing.

Compared to the year-ago period, first quarter 2026 noninterest income reflected increases of $94,000 in earnings and gains on bank owned life insurance, $138,000 in debit card interchange fees, and $2,000 in service charges on deposit accounts. The increase in debit card interchange fees compared to the prior-year period was primarily attributable to non-recurring catch-up adjustments of $158,000 related to prior periods that were recorded in the first quarter of 2025.

In addition, compared to the year-ago period, first quarter 2026 noninterest income included increases of $121,000 in gains on sales of loans and foreclosed real estate and $3,000 in net realized losses on sales and redemptions of investment securities, as well as decreases of $142,000 in net unrealized gains on marketable equity securities and $12,000 in loan servicing fees. Net unrealized gains on marketable equity securities, which include two limited partnership equity method investments, remains a variable contributor to noninterest income, decreasing $142,000 in the first quarter of 2026 from the year-ago quarter.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

Unaudited	For the three months ended
(In thousands)	March 31, 2026	March 31, 2025	Change
Salaries and employee benefits	$4,857	$4,450	$407	9.1%
Building and occupancy	1,327	1,347	(20)	-1.5%
Data processing	733	666	67	10.1%
Professional and other services	680	606	74	12.2%
Advertising	89	141	(52)	-36.9%
FDIC assessments	204	229	(25)	-10.9%
Audits and exams	140	114	26	22.8%
Amortization expense	157	157	-	0.0%
Community service activities	21	11	10	90.9%
Foreclosed real estate expenses	9	21	(12)	-57.1%
Other expenses	475	691	(216)	-31.3%
Total noninterest expenses	$8,692	$8,433	$259	3.1%

Noninterest expense totaled $8.7 million in the first quarter of 2026, compared to $8.4 million in the first quarter of 2025.

Salaries and benefits expense was $4.9 million in the first quarter of 2026, increasing $407,000 from the year-ago period. The increase from the year-ago period was primarily driven by general increases in salaries and strategic changes in workforce composition since early 2025, with the addition of more senior, key personnel across the organization, as well as higher payroll taxes and stock-based compensation in the first quarter of 2026.

Building and occupancy expense was $1.3 million in the first quarter of 2026, decreasing $20,000 from the year-ago quarter. The decreases from the year-ago quarter reflected modest reductions across multiple building and occupancy expense categories, partially offset by higher utilities costs.

Data processing expense was $733,000 in the first quarter of 2026, increasing $67,000 from the year-ago period. The increases from the year-ago quarter reflected higher costs primarily associated with data, ATM, and other technology maintenance costs.

Other expenses were $475,000 in the first quarter of 2026, decreasing $216,000 from the year-ago period. The year-over-year decrease reflected a heightened focus on practices and procedures as they relate to procurement, vendors, and accounts-payable, as well as a general emphasis on operating expense discipline.

Income Tax Expense

Income tax expense decreased $214,000 to $530,000 for the quarter ended March 31, 2026, as compared to $744,000 for the same three month period in 2025. The decrease in income tax expense for the quarter ended March 31, 2026, as compared to the same quarter in 2025, was primarily driven by a decrease of $775,000 in income before taxes. The effective income tax rate decreased 200 basis points to 18.0% for the three months ended March 31, 2026 as compared to 20.0% for the same three month period in 2025. The decrease in the tax rate in the first quarter of 2026, as compared to the same quarter in 2025, was primarily related to a decrease in income and fluctuations in permanent tax differences.

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

Earnings per Share

Basic and diluted earnings per Voting and Series A Non-Voting share were $0.38 per share for the first quarter of 2026, as compared to $0.48 and $0.47, respectively, for the same prior year period. The decrease in earnings per share between the first quarter of 2026 and 2025 was due to the decrease of net income between the two periods. Further information on earnings per share can be found in Note 3 of the unaudited consolidated financial statements of this Form 10-Q.

Changes in Financial Condition

Assets

Total assets decreased $4.7 million, or 0.3%, to $1.42 billion at March 31, 2026 as compared to December 31, 2025. This decrease was primarily attributable to declines in residential and consumer loan balances and investment securities, partially offset by increases in commercial loan balances and total cash and cash equivalents.

Loans, net of deferred fees, totaled $895.2 million on March 31, 2026, resulting in a decrease of $1.5 million or 0.2% from December 31, 2025. Consumer and residential loans totaled $347.0 million on March 31, 2026, decreasing $7.3 million or 2.1% from December 31, 2025. Commercial loans totaled $549.5 million on March 31, 2026, increasing $5.8 million, or 1.1% from December 31, 2025.

Total investment securities, including investment in FHLB-NY stock, totaled $403.8 million at March 31, 2026, a decrease of $12.0 million, or 2.9%, compared to $415.7 million at December 31, 2025. This decrease reflected a decrease of $7.9 million in held-to-maturity securities and a $3.8 million decrease in available-for-sale securities due to calls and maturities. In addition, FHLB-NY stock decreased $391,000, offset partially by a $173,000 increase in marketable equity securities during the period.

Total cash and cash equivalents increased $8.0 million, or 25.6%, to $39.2 million at March 31, 2026, as compared to December 31, 2025. The increase was attributed primarily to cash inflows from investment securities prepayments, calls, and maturities, as well as a seasonal first quarter increase in municipal deposits.

Liabilities

Total liabilities decreased $5.8 million, or 0.4%, to $1.30 billion at March 31, 2026 as compared to December 31, 2025. This decrease was primarily attributable to lower total borrowings. In addition, the year-end tax provision resulted in the reclassification of $3.9 million of taxes payable from other liabilities to deferred tax assets. These decreases were partially offset by increases in total deposits.

Total borrowings decreased $30.7 million, or 52.9%, from $58.1 million at December 31, 2025 to $27.4 million at March 31, 2026. This decrease was due to a $29.0 million decrease in short-term borrowed funds from FHLB-NY and FRB-NY, and a $1.7 million decrease in long-term borrowed funds from FHLB-NY, as excess liquidity provided in the first quarter of 2026 by cash flows from investment securities and a seasonal increase in municipal deposits enabled the Company to reduce borrowings.

Total deposits increased $27.9 million, or 2.4%, to $1.21 billion at March 31, 2026 as compared to December 31, 2025. The change in deposits from the prior period was driven by a $17.6 million increase in interest-bearing deposits, reflecting higher balances in money market deposit accounts and both interest- and noninterest-bearing demand deposit accounts, partially offset by lower time deposit balances. In addition, noninterest-bearing deposits increased $10.3 million during the period.

Shareholders’ Equity

Shareholders' equity increased by $1.1 million, or 0.9%, from $122.5 million at December 31, 2025 to $123.6 million at March 31, 2026. This increase was primarily due to the Company’s recorded net income of $2.4 million, an increase in additional paid in capital of $705,000, partially reduced by an increase of $1.3 million in accumulated other comprehensive loss, and $639,000 of declared dividends to shareholders during the three months ended March 31, 2026.

Capital

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its banking operations. This strong capital position serves to support growth and expansion activities while at the same time exceeding regulatory standards. At March 31, 2026, the Bank met the regulatory definition of a “well-capitalized” institution, i.e. a total risk-based capital ratio exceeding 10%, a Tier 1 risk-based capital ratio exceeding 8%, common equity Tier 1 capital ("CET1") risk-based capital ratio exceeding 6.5%, and a Tier 1 capital to average assets ratio (known as the "leverage ratio") exceeding 5%.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of CET1 to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The buffer is separate from the capital ratios required under the Prompt Corrective Actions (“PCA”) standards. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum levels of the following capital to risk-weighted assets ratios: (1) Total Capital, (2) Tier 1 Capital and (3) CET1. At March 31, 2026, the Bank exceeded all regulatory required minimum capital ratios, including the capital buffer requirements.

Pathfinder Bank’s capital amounts and ratios as of the indicated dates are presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be "Well-Capitalized" Under Prompt Corrective Provisions		Minimum For Capital Adequacy with Buffer
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2026
Total Capital (to risk-weighted assets)	$148,904	14.87%	$80,132	8.00%	$100,165	10.00%	$105,173	10.50%
Tier 1 Capital (to risk-weighted assets)	$136,171	13.59%	$60,099	6.00%	$80,132	8.00%	$85,140	8.50%
Common Equity Tier 1 (to risk-weighted assets)	$136,171	13.59%	$45,074	4.50%	$65,107	6.50%	$70,116	7.00%
Tier 1 Capital (to average assets)	$136,171	9.79%	$55,618	4.00%	$69,523	5.00%	$69,523	5.00%
As of December 31, 2025
Total Capital (to risk-weighted assets)	$146,559	14.72%	$79,646	8.00%	$99,558	10.00%	$104,535	10.50%
Tier 1 Capital (to risk-weighted assets)	$133,896	13.45%	$59,735	6.00%	$79,646	8.00%	$84,624	8.50%
Common Equity Tier 1 (to risk-weighted assets)	$133,896	13.45%	$44,801	4.50%	$64,712	6.50%	$69,690	7.00%
Tier 1 Capital (to average assets)	$133,896	9.41%	$39,823	4.00%	$49,779	5.00%	$71,159	5.00%

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

	March 31,	December 31,
(Dollars in thousands)	2026	2025
Regulatory Capital Ratios (Bank only)
Total Capital (to risk-weighted assets)
Total equity (GAAP)	$139,717	$138,947
Goodwill	(5,056)	(5,056)
Intangible assets	(5,205)	(5,362)
Addback: Accumulated other comprehensive loss	6,715	5,367
Total Tier 1 Capital	$136,171	$133,896
Allowance for credit losses (subject to regulatory limits)	12,733	12,663
Total Tier 2 Capital	$12,733	$12,663
Total Tier 1 plus Tier 2 Capital (numerator)	$148,904	$146,559
Risk-weighted assets (denominator)	1,001,651	995,575
Total Capital to risk-weighted assets	14.87%	14.72%

Tier 1 Capital (to risk-weighted assets)
Total Tier 1 Capital (numerator)	$136,171	$133,896
Risk-weighted assets (denominator)	1,001,651	995,575
Total Tier 1 Capital to risk-weighted assets	13.59%	13.45%

Tier 1 Capital (to average assets)
Total Tier 1 Capital (numerator)	$136,171	$133,896
Total average assets	1,400,718	1,433,594
Goodwill	(5,056)	(5,056)
Intangible assets	(5,205)	(5,362)
Average adjusted assets (denominator)	$1,390,457	$1,423,176
Total Tier 1 Capital to adjusted assets	9.79%	9.41%

Common Equity Tier 1 (to risk-weighted assets)
Total Common Equity Tier 1 Capital (numerator)	$136,171	$133,896
Risk-weighted assets (denominator)	1,001,651	995,575
Total Common Equity Tier 1 to risk-weighted assets	13.59%	13.45%

	For the three months ended
	March 31,	March 31,
(Dollars in thousands)	2026	2025
Revenue, pre-tax, pre-provision net income, and efficiency ratio:
Net interest income	$10,340	$11,411
Total noninterest income	1,127	1,197
Net realized losses on sales and redemptions of investment securities	(5)	(8)
Gains on sales of loans and foreclosed real estate	186	65
Fair value adjustment to loans held-for-sale [1]	(203)	-
Revenue (non-GAAP) [1]	11,489	12,551
Total non-interest expense	8,692	8,433
Pre-tax, pre-provision net income (non-GAAP) [2]	$2,797	$4,118
Efficiency ratio (non-GAAP) [3]	75.65%	67.19%

1 Revenue equals net interest income plus total noninterest income less net realized gains or losses on sales and redemptions of investment securities, and sales of loans and foreclosed real estate.

2 Pre-tax, pre-provision net income equals revenue less total noninterest expense.

3 Efficiency ratio equals noninterest expense divided by revenue.

Loan and Asset Quality and Allowance for Credit Losses

The following table represents information concerning the aggregate amount of non-accrual loans at the indicated dates:

	March 31,	December 31,
(In thousands)	2026	2025
Nonaccrual loans:
Commercial and commercial real estate loans	$34,831	$24,616
Consumer	1,116	968
Residential mortgage loans	2,213	1,977
Total nonaccrual loans	38,160	27,561
Total nonperforming loans	38,160	27,561
Foreclosed real estate	137	137
Total nonperforming assets	$38,297	$27,698

Nonperforming loans to total loans	4.26%	3.07%
Nonperforming assets to total assets	2.69%	1.94%

Nonperforming assets include nonaccrual loans, and foreclosed real estate (‘‘FRE”).

As indicated in the table above, nonperforming assets at March 31, 2026 were $38.3 million, and were $10.6 million greater than the $27.7 million reported at December 31, 2025 and $25.1 million greater than the $13.2 million reported at March 31, 2025. The increase from December 31, 2025 primarily reflected certain legacy loans associated with two commercial relationships that may have been less than 90 days delinquent but were identified as having unique risk characteristics through the Company’s 2025 portfolio review. Specific reserves for these exposures were established as appropriate prior to the first quarter of 2026.

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

The allowance for credit losses on loans represents management’s estimate of the lifetime losses inherent in the loan portfolio as of the date of the statement of condition. The allowance for credit losses was $29.0 million and $29.4 million at March 31, 2026 and December 31, 2025, respectively. The ratio of the allowance for credit losses to total loans was 3.24% as of March 31, 2026, as compared to 3.28% at December 31, 2025 and 1.91% at March 31, 2025. The ACL increased by $10.8 million in the fourth quarter of 2025 as part of the previously disclosed risk-based reserve build for potential exposures to commercial credits identified as having unique risk characteristics through the comprehensive portfolio review completed last year. Management performs a quarterly evaluation of the allowance for credit losses based on quantitative and qualitative factors and has determined that the current level of the allowance for credit losses is adequate to absorb the losses in the loan portfolio as of March 31, 2026.

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

At March 31, 2026 and December 31, 2025, the Company had $84.7 million and $89.4 million in loans, respectively, which were individually analyzed, having established specific reserves of $18.5 million and $18.1 million, respectively, on these loans. The $4.7 million decrease in specifically identified loans between these two dates primarily reflects the payoff of a single large commercial loan relationship totaling $5.0 million in the first quarter of 2026.

Appraisals are obtained at the time a real estate secured loan is originated. For commercial real estate held as collateral, the property is inspected every two years.

Management has identified certain loans with potential credit profiles that may result in the borrowers not being able to comply with the current loan repayment terms and which may result in possible future identified loan reporting. Potential problem loans totaled $76.4 million at March 31, 2026, as compared to $77.2 million at December 31, 2025. Of these loans which have been internally classified as special mention, substandard, or doubtful, $71.3 million were individually evaluated for expected credit losses, while the remaining $5.1 million were collectively evaluated at March 31, 2026.

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

Through the first three months of 2026, as indicated in the consolidated statement of cash flows, the Company reported net cash outflow from operating activities of $240,000 and net cash inflow of $11.2 million related to investing activities. The net cash inflows from investing activities was generated principally by an increase of $1.3 million in net loan activity, a $10.1 million increase in net investment activity, partially offset by a $248,000 decrease in premises and equipment. The Company reported net cash outflows from financing activities of $3.0 million, primarily due to a $27.9 million increase in net deposit balances, a $30.7 million decrease in net borrowings, and an aggregate decrease of $185,000 in net cash from all other financing sources, including dividends paid to common voting and non-voting shareholders and warrant holders of $631,000.

The Bank’s management monitors liquidity on a continuous basis through a broad range of internal programs and considers effective liquidity management to be one of its primary objectives. At March 31, 2026 the Bank had deposits of $1.21 billion, of which a portion were nominally uninsured, as they were above the insurance limits established by the Federal Deposit Insurance Corporation (“FDIC”) on that date. Of the nominally uninsured deposits at March 31, 2026, $83.6 million were insured through a long-standing reciprocal deposit program managed by a third-party entity. In addition, $136.7 million in municipal deposits are fully protected against principal loss by a collateral program whereby the Bank places high-quality securities with an independent custodian as collateral. The Bank had $174.7 million in deposits, representing 15.6% of all deposits, that were considered to be uninsured at March 31, 2026. At December 31, 2025, the Bank had $161.1 million in deposits, representing 14.9% of all deposits, that were considered to be uninsured.

The Company has a number of existing credit facilities available to it. At March 31, 2026, total credit available under the existing lines of credit was approximately $225.8 million at FHLB-NY, FRB-NY, and two other correspondent banks. At March 31, 2026, the Company had $27.4 million of the available lines of credit utilized on its existing lines of credit with the remainder of $198.4 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of March 31, 2026, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

Off-Balance Sheet Arrangements

The Company is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. At March 31, 2026, the Company had $191.4 million in outstanding commitments to extend credit and standby letters of credit.

The Company's exposure to credit loss in the event of nonperformance related to off-balance sheet arrangements is proportional to the contractual amount of those instruments. Such financial instruments are recorded when they are funded. The Company records an allowance for credit losses on off-balance sheet credit exposures, unless such commitments are unconditionally cancelable, through the provision for credit losses expense. The allowance for credit losses on off-balance sheet credit exposures as of March 31, 2026 was $598,000 and is included in other liabilities on the Company's consolidated Statements of Condition.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information relating to this item.

Item 4 – Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer), management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. The term “disclosure controls and procedures,” under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our CEO and CFO concluded that our disclosure controls and procedures were effective as of that date.

We did not make any changes in internal control over financial reporting during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

At March 31, 2026, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material and adverse effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities, and Use of Proceeds, and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2026 through January 31, 2026	-	$-	-	74,292

February 1, 2026 through February 28, 2026	-	$-	-	74,292

March 1, 2026 through March 31, 2026	-	$-	-	74,292

(1)
On August 29, 2016, our Board of Directors authorized the repurchase of up to 217,692 shares of our common stock, or 5% of the Company’s shares outstanding as of that date.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

During the first quarter of 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

PATHFINDER BANCORP, INC.

(registrant)

May 15, 2026	/s/ James A. Dowd
James A. Dowd
President and Chief Executive Officer

May 15, 2026	/s/ Justin K. Bigham
Justin K. Bigham
Executive Vice President, Chief Financial Officer