Form 10-Q
period 2026-06-30
Pathfinder Bancorp, Inc.
filed 2026-08-13
CIK 1609065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

(Exact Name of Company as Specified in its Charter)

Maryland (State of Other Jurisdiction of Incorporation)	001-36695 (Commission File No.)	38-3941859 (I.R.S. Employer Identification No.)

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

As of August 10, 2026, there were 4,898,360 shares outstanding of the registrant’s Voting common stock and 1,380,283 shares outstanding of the registrant’s Series A Non-Voting common stock.

PATHFINDER BANCORP, INC.
FORM 10-Q - Quarter Ended June 30, 2026

GLOSSARY OF TERMS

The following listing includes acronyms and terms used throughout the document:

Term	Definition
2025 Annual Report	Form 10-K for the year ended December 31, 2025
ACL	Allowance for Credit Losses
AFS	Available-for-Sale
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Financial Accounting Standards Board Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Pathfinder Bank
BOLI	Bank-Owned Life Insurance
bps	Basis Points
CECL	Current Expected Credit Losses
CEO	Chief Executive Officer
CET1	Common Equity Tier 1
CFO	Chief Financial Officer
Company	Pathfinder Bancorp, Inc.
Convertible Perpetual Preferred Stock	Series B Convertible Perpetual Preferred Stock
DCF	Discounted Cash Flow
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB-NY	Federal Home Loan Bank of New York
FRB-NY	Federal Reserve Bank of New York
FRE	Foreclosed Real Estate Owned
GAAP	Accounting principles generally accepted in the United States
GSE	United States government agencies and government-sponsored enterprises
HTM	Held-to-Maturity
IAL	Individually Analyzed Loan
LOCOM	Lower of Cost or Market
MMDA	Money Market Deposit Accounts
NASDAQ	The Nasdaq Stock Market LLC
NAV	Net Asset Value
NIM	Net Interest Margin
NOW	Negotiable Order of Withdrawal
NRSRO	Nationally Recognized Statistical Rating Organization
Participating Securities	Securities that participate in dividends
PCA	Prompt Corrective Action
PCL	Provision for Credit Losses
PRMC	Pathfinder Risk Management Company, Inc.
QF	Qualitative Factors
RWA	Risk-Weighted Assets
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
U.S.	United States of America
Whispering Oaks	Whispering Oaks Development Corp.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Pathfinder Bancorp, Inc.

Consolidated Statements of Condition (Unaudited)

	June 30,	December 31,
(In thousands, except share and per share data)	2026	2025
Assets
Cash and due from banks	$11,402	$11,521
Interest-earning deposits	14,648	19,649
Total cash and cash equivalents	26,050	31,170
Available-for-sale securities, at fair value	366,147	276,815
Held-to-maturity securities, at amortized cost (fair value of $106,011 and $125,198, respectively)	111,371	130,324
Marketable equity securities, at fair value	6,213	6,034
Federal Home Loan Bank stock, at cost	6,935	2,560
Loans held-for-sale	5,700	5,900
Loans, net of deferred fees	888,975	896,670
Less: Allowance for credit losses	26,920	29,436
Loans receivable, net	862,055	867,234
Premises and equipment, net	17,669	18,008
Operating lease right-of-use assets	1,046	1,098
Finance lease right-of-use assets	15,489	15,885
Accrued interest receivable	6,511	6,328
Foreclosed real estate	137	137
Intangible assets, net	5,048	5,362
Goodwill	5,056	5,056
Bank owned life insurance	31,671	31,374
Other assets	25,405	23,351
Total assets	$1,492,503	$1,426,636
Liabilities
Interest-bearing deposits	$960,706	$987,471
Noninterest-bearing deposits	213,563	196,377
Total deposits	1,174,269	1,183,848
Short-term borrowings	125,000	44,000
Long-term borrowings	8,374	14,074
Subordinated debt	30,155	30,155
Accrued interest payable	469	424
Operating lease liabilities	1,259	1,304
Finance lease liabilities	16,201	16,390
Other liabilities	11,032	13,990
Total liabilities	1,366,759	1,304,185
Shareholders' equity
Voting common stock, par value $0.01; 25,000,000 authorized shares; 4,898,360 and 4,805,361 shares issued and outstanding, respectively	49	48
Non-Voting common stock, par value $0.01; 1,505,283 authorized shares; 1,380,283 shares issued and outstanding, respectively	14	14
Additional paid in capital	55,624	54,390
Retained earnings	77,180	73,366
Accumulated other comprehensive loss	(7,123)	(5,367)
Total shareholders' equity	125,744	122,451
Total liabilities and shareholders' equity	$1,492,503	$1,426,636

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	For the three months ended,		For the six months ended,
(In thousands, except per share data)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest and dividend income
Loans, including fees	$12,570	$13,106	$24,927	$26,778
Taxable investment securities	4,920	5,522	9,519	10,707
Tax-exempt investment securities	368	465	703	867
Dividends	87	21	136	114
Federal funds sold and interest earning deposits	123	68	285	157
Total interest and dividend income	18,068	19,182	35,570	38,623
Interest expense
Interest on deposits	6,182	7,318	12,315	14,263
Interest on short-term borrowings	604	495	870	1,040
Interest on long-term borrowings	99	72	213	137
Interest on subordinated debt	647	483	1,296	958
Total interest expense	7,532	8,368	14,694	16,398
Net interest income	10,536	10,814	20,876	22,225
(Benefit from) provision for credit losses
Loans	(182)	1,173	(368)	1,677
Held-to-maturity securities	(22)	5	(22)	5
Unfunded commitments	49	19	67	(28)
Total (benefit from) provision for credit losses, net	(155)	1,197	(323)	1,654
Net interest income after provision for credit losses	10,691	9,617	21,199	20,571
Noninterest income (loss)
Service charges on deposit accounts	381	380	757	754
Earnings and gain on bank owned life insurance	330	156	586	318
Loan servicing fees	68	97	157	198
Net realized losses on sales and redemptions of investment securities	-	-	(5)	(8)
Net unrealized (losses) gains on marketable equity securities	(53)	420	23	638
Gains on sales of loans and foreclosed real estate	95	83	281	148
Fair value adjustment to loans held-for-sale [1]	-	(3,064)	(203)	(3,064)
Debit card interchange fees	188	180	327	181
Other charges, commissions & fees	215	230	428	514
Total noninterest income (loss)	1,224	(1,518)	2,351	(321)
Noninterest expense
Salaries and employee benefits	4,653	4,525	9,510	8,975
Building and occupancy	1,380	1,230	2,707	2,577
Data processing	774	667	1,507	1,333
Professional and other services	628	778	1,308	1,384
Advertising	66	77	155	218
FDIC assessments	232	-	436	229
Audits and exams	139	60	279	174
Amortization expense	157	157	314	314
Community service activities	1	28	22	39
Foreclosed real estate expenses	18	29	27	50
Other expenses	614	510	1,089	1,201
Total noninterest expense	8,662	8,061	17,354	16,494
Income before provision for income taxes	3,253	38	6,196	3,756
Provision for income taxes	585	7	1,115	751
Net income	$2,668	$31	$5,081	$3,005

Voting Earnings per common share - basic	$0.42	$-	$0.80	$0.48
Voting Earnings per common share - diluted	$0.42	$-	$0.80	$0.47
Series A Non-Voting Earnings per common share- basic	$0.42	$-	$0.80	$0.48
Series A Non-Voting Earnings per common share- diluted	$0.42	$-	$0.80	$0.47
Dividends per common share (Voting and Series A Non-Voting)	$0.10	$0.10	$0.20	$0.20

1 LOCOM adjustment on loans held-for-sale to the estimated market value based on sale negotiation terms.

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	For the three months ended,		For the six months ended,
(In thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income	$2,668	$31	$5,081	$3,005

Other Comprehensive (Loss) Income

Retirement Plans
Retirement plan net (losses) gains recognized in plan expenses	(1)	34	(2)	67
Net unrealized (losses) gains on retirement plans	(1)	34	(2)	67

Unrealized holding (losses) gains on available-for-sale securities
Unrealized holding (losses) gains arising during the period	(507)	(529)	(2,250)	477
Reclassification adjustment for net gains included in net income	-	-	-	5
Net unrealized (losses) gains on available-for-sale securities	(507)	(529)	(2,250)	482

Derivatives and hedging activities
Unrealized holding losses arising during the period	(44)	(81)	(125)	(162)
Net unrealized losses on derivatives and hedging activities	(44)	(81)	(125)	(162)

Other comprehensive (loss) income, before tax	(552)	(576)	(2,377)	387
Tax effect	144	150	621	(101)
Other comprehensive (loss) income, net of tax	(408)	(426)	(1,756)	286
Comprehensive income (loss)	$2,260	$(395)	$3,325	$3,291

Tax Effect Allocated to Each Component of Other Comprehensive (Income) Loss
Retirement plan net gains recognized in plan expenses	$-	$(9)	$-	$(17)
Unrealized holding losses (gains) on available-for-sale securities arising during the period	132	138	588	(125)
Reclassification adjustment for net gains on available-for-sale securities included in net income	-	-	-	(1)
Unrealized losses on derivatives and hedging arising during the period	12	21	33	42
Income tax effect related to other comprehensive loss (income)	$144	$150	$621	$(101)

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

	Three months ended June 30, 2026 and June 30, 2025
(In thousands, except share and per share data)	Common Stock	Non-Voting Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, March 31, 2026	$49	$14	$55,095	$75,140	$(6,715)	$123,583
Net income	-	-	-	2,668	-	2,668
Other comprehensive loss, net of tax	-	-	-	-	(408)	(408)
Stock based compensation	-	-	278	-	-	278
Stock options exercised	-	-	251	-	-	251
Voting common stock dividends declared ($0.10 per share)	-	-	-	(490)	-	(490)
Non-Voting common stock dividends declared ($0.10 per share)	-	-	-	(138)	-	(138)
Balance, June 30, 2026	$49	$14	$55,624	$77,180	$(7,123)	$125,744

Balance, March 31, 2025	$48	$14	$53,103	$80,163	$(8,432)	$124,896
Net income	-	-	-	31	-	31
Other comprehensive loss, net of tax	-	-	-	-	(426)	(426)
Stock based compensation	-	-	261	-	-	261
Stock options exercised	-	-	281	-	-	281
Voting common stock dividends declared ($0.10 per share)	-	-	-	(480)	-	(480)
Non-Voting common stock dividends declared ($0.10 per share)	-	-	-	(138)	-	(138)
Warrant dividends declared ($0.10 per share)	-	-	-	(12)	-	(12)
Balance, June 30, 2025	$48	$14	$53,645	$79,564	$(8,858)	$124,413

	Six months ended June 30, 2026 and June 30, 2025
(In thousands, except share and per share data)	Common Stock	Non-Voting Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2026	$48	$14	$54,390	$73,366	$(5,367)	$122,451
Net income	-	-	-	5,081	-	5,081
Other comprehensive loss, net of tax	-	-	-	-	(1,756)	(1,756)
Stock based compensation	-	-	538	-	-	538
Stock options exercised	1	-	696	-	-	697
Voting common stock dividends declared ($0.20 per share)	-	-	-	(978)	-	(978)
Non-Voting common stock dividends declared ($0.20 per share)	-	-	-	(276)	-	(276)
Warrant dividends declared ($0.10 per share)	-	-	-	(13)	-	(13)
Balance, June 30, 2026	$49	$14	$55,624	$77,180	$(7,123)	$125,744

Balance, January 1, 2025	$47	$14	$52,750	$77,816	$(9,144)	$121,483
Net income	-	-	-	3,005	-	3,005
Other comprehensive income, net of tax	-	-	-	-	286	286
Stock based compensation	-	-	434	-	-	434
Stock options exercised	1	-	461	-	-	462
Voting common stock dividends declared ($0.20 per share)	-	-	-	(955)	-	(955)
Non-Voting common stock dividends declared ($0.20 per share)	-	-	-	(277)	-	(277)
Warrant dividends declared ($0.20 per share)	-	-	-	(25)	-	(25)
Balance, June 30, 2025	$48	$14	$53,645	$79,564	$(8,858)	$124,413

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended June 30,
(In thousands)	2026	2025
OPERATING ACTIVITIES
Net income	$5,081	$3,005
Adjustments to reconcile net income to net cash flows from operating activities:
(Benefit from) provision for credit losses	(323)	1,654
Proceeds from sales of loans held-for-sale	8,680	5,573
Originations of loans held-for-sale	(8,399)	(8,586)
Realized (gains) losses on sales, redemptions and calls of:
Loans	(281)	(148)
Available-for-sale investment securities	-	4
Held-to-maturity investment securities	5	4
Marketable securities	(23)	(638)
Depreciation	752	823
Amortization of mortgage servicing rights	12	(4)
Amortization of deferred loan fees and costs	46	36
Amortization of operating and finance leases, net	214	215
Amortization of deferred financing fees from subordinated debt	-	99
Earnings on bank owned life insurance	(586)	(318)
Net amortization of premiums and discounts on investment securities	(349)	(93)
Net amortization of premiums on intangible assets	286	144
Stock based compensation expense	538	460
Net change in accrued interest receivable	(183)	(8)
Net change in other assets and liabilities	(3,365)	(262)
Net cash inflows from operating activities	2,105	1,960
INVESTING ACTIVITIES
Purchase of available-for-sale securities	(138,682)	(54,842)
Purchase of held-to-maturity securities	-	(16,858)
Purchase of marketable securities	(156)	(167)
Purchase of Federal Home Loan Bank stock	(7,637)	(7,520)
Proceeds from redemption of Federal Home Loan Bank stock	3,262	6,832
Proceeds from maturities and principal reductions of available-for-sale securities	46,725	22,555
Proceeds from maturities and principal reductions of held-to-maturity securities	15,041	15,014
Proceeds from sales, redemptions and calls of:
Available-for-sale securities	-	3,194
Held-to-maturity securities	3,830	2,516
Net change in loans	5,656	3,124
Purchase of premises and equipment	(413)	(861)
Net cash outflows from investing activities	(72,374)	(27,013)
FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts, money management deposit accounts, MMDA accounts and escrow deposits	41,040	32,135
Net change in time deposits	(29,685)	2,790
Net change in brokered deposits	(20,934)	(17,562)
Net change in short-term borrowings	81,000	14,500
Payments on long-term borrowings	(5,700)	(14,155)
Proceeds from long-term borrowings	-	8,064
Proceeds from exercise of stock options	697	436
Cash dividends paid to common voting shareholders	(968)	(950)
Cash dividends paid to common non-voting shareholders	(276)	(277)
Cash dividends paid on warrants	(25)	(25)
Net cash inflows from financing activities	65,149	24,956
Change in cash and cash equivalents	(5,120)	(97)
Cash and cash equivalents at beginning of period	31,170	31,572
Cash and cash equivalents at end of period	$26,050	$31,475
CASH PAID DURING THE PERIOD FOR:
Interest	$14,649	$16,131
Income taxes	750	500
NON-CASH INVESTING ACTIVITY
Fair value adjustment to loans held‑for‑sale	(203)	-
Transfer of loans to loans held-for-sale	-	3,161

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company, the Bank and its other wholly owned subsidiaries have been prepared in accordance with GAAP for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Certain amounts in the 2025 consolidated financial statements may have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income or comprehensive income as previously reported. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026 or any other interim period.

The Company's consolidated financial statements are prepared in accordance with GAAP and follow practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions, and judgments. Certain accounting policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices or are provided by unaffiliated third-party sources, when available. When third party information is not available, valuation adjustments are estimated in good faith by management.

Note 2: New Accounting Pronouncements

The FASB and, to a lesser extent, other authoritative rulemaking bodies promulgate GAAP to regulate the standards of accounting in the United States. From time to time, the FASB issues new GAAP standards (known as ASUs), some of which, upon adoption, may have the potential to change the way in which the Company recognizes or reports within its consolidated financial statements. The following table provides a description of the accounting standards that are not currently effective but could have an impact on the Company's consolidated financial statements upon adoption.

Standards Not Yet Adopted as of June 30, 2026
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

Financial Instruments - Credit Losses ASU 2025-08 (Topic 326): Purchased Loans

ASU 2025-08 simplifies accounting for acquired loans under CECL framework by expanding use of the gross-up method to a new category of purchased seasoned loans ("PSLs"). PSLs are acquired loans purchased more than 90 days after origination (or acquired in a business combination) when the acquirer was not involved in origination. For PSLs, an ACL is recorded at acquisition with an equal increase to amortized cost, eliminating Day 1 credit loss expense. Excludes credit cards, Topic 606 trade receivables, and debt securities.

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

Codification Improvements ASU 2025-12

Makes targeted technical corrections and clarifications across the codification to address unintended application, outdated references, and minor inconsistencies. The ASU affects 33 issues spanning multiple topics, including EPS, beneficial interests, receivables, transfers and servicing, and not-for-profit accounting, and generally is not expected to significantly change current practice.

		The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods.	Management is currently evaluating the impact of adopting this guidance on the Company's consolidated financial statements.

Note 3: Earnings per Common Share

Following shareholder approval received on June 4, 2021, the Company converted 1,380,283 shares of its Convertible Perpetual Preferred Stock to an equal number of shares of its newly-created Series A Non-Voting Common Stock. The conversion, which was effective on June 28, 2021, represented 100% of the Company's Convertible Perpetual Preferred Stock outstanding at the time of the conversion and retired the Convertible Perpetual Preferred Stock in perpetuity.

The Company has voting common stock and non-voting common stock that are eligible to participate in dividends on an equal per share basis. Prior to their expiration on May 8, 2026, the Company also had warrants that participated in dividends on the same basis. The Company calculates net income available to voting common shareholders using the two-class method required for capital structures that include Participating Securities.

In applying the two-class method, basic net income per share was calculated by dividing net income (less any dividends on Participating Securities) by the weighted average number of shares of voting common stock and Participating Securities outstanding for the period. Diluted EPS may include the additional effect of other securities, if dilutive, in which case the dilutive effect of such securities is calculated by applying either the two-class method or the treasury stock method to the assumed exercise or vesting of potentially dilutive common shares. The method yielding the more dilutive result is ultimately reported for the applicable period. Potentially dilutive common stock equivalents primarily consist of employee stock options and restricted stock units.

Anti-dilutive shares are common stock equivalents with average exercise prices in excess of the weighted average market price for the period presented. There were no anti-dilutive stock options excised for the three and six months ended June 30, 2026, and June 30, 2025, respectively.

The following table sets forth the calculation of basic and diluted EPS:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2026	2025	2026	2025
Net income	$2,668	$31	$5,081	$3,005
Series A Non-Voting Common Stock dividends	138	138	276	277
Warrant dividends	-	12	13	25
Undistributed earnings (losses) allocated to Participating Securities	462	(144)	888	420
Net income available to common shareholders - Voting	$2,068	$25	$3,904	$2,283

Net income	$2,668	$31	$5,081	$3,005
Voting Common Stock dividends	490	480	978	955
Warrant dividends	-	12	13	25
Undistributed earnings (losses) allocated to Participating Securities	1,595	(467)	2,983	1,363
Net income available to common shareholders - Non-Voting	$583	$6	$1,107	$662

Basic weighted average common shares outstanding - Voting	4,890	4,769	4,865	4,759
Basic weighted average common shares outstanding - Series A Non-Voting	1,380	1,380	1,380	1,380
Diluted weighted average common shares outstanding - Voting	4,956	4,811	4,921	4,815
Diluted weighted average common shares outstanding - Series A Non-Voting	1,380	1,380	1,380	1,380

Basic and diluted earnings per common share - Voting	$0.42	$-	$0.80	$0.48
Basic and diluted earnings per common share - Series A Non-Voting	$0.42	$-	$0.80	$0.48
Diluted earnings per common share - Voting	$0.42	$-	$0.80	$0.47
Diluted earnings per common share - Series A Non-Voting	$0.42	$-	$0.80	$0.47

Note 4: Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	June 30, 2026
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Portfolio
Debt investment securities:
U.S. Treasury, agencies and GSEs	$63,014	$179	$(2,610)	$60,583
State and political subdivisions	35,132	199	(1,729)	33,602
Corporate	9,301	166	(89)	9,378
Asset backed securities	11,933	1	(51)	11,883
Residential mortgage-backed - U.S. agency	115,696	232	(1,991)	113,937
Collateralized mortgage obligations - U.S. agency	31,215	35	(876)	30,374
Collateralized mortgage obligations - Private label	107,725	224	(1,765)	106,184
Total	374,016	1,036	(9,111)	365,941
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$374,222	$1,036	$(9,111)	$366,147

Held-to-Maturity Portfolio
Debt investment securities:
U.S. Treasury, agencies and GSEs	$3,535	$-	$(211)	$3,324
State and political subdivisions	14,496	14	(1,237)	13,273
Corporate	21,767	5	(1,273)	20,499
Asset backed securities	9,107	-	(936)	8,171
Residential mortgage-backed - U.S. agency	7,489	37	(391)	7,135
Collateralized mortgage obligations - U.S. agency	9,734	1	(998)	8,737
Collateralized mortgage obligations - Private label	45,397	259	(784)	44,872
Total	111,525	316	(5,830)	106,011
Less: Allowance for credit losses	154	-	-	-
Total held-to-maturity, net of allowance for credit losses	$111,371	$316	$(5,830)	$106,011

	December 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Portfolio
Debt investment securities:
U.S. Treasury, agencies and GSEs	$67,067	$408	$(2,460)	$65,015
State and political subdivisions	35,580	94	(1,756)	33,918
Corporate	7,737	286	(81)	7,942
Asset backed securities	15,705	19	(112)	15,612
Residential mortgage-backed - U.S. agency	49,632	437	(1,054)	49,015
Collateralized mortgage obligations - U.S. agency	18,882	183	(682)	18,383
Collateralized mortgage obligations - Private label	87,832	513	(1,621)	86,724
Total	282,435	1,940	(7,766)	276,609
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total	206	-	-	206
Total available-for-sale	$282,641	$1,940	$(7,766)	$276,815

Held-to-Maturity Portfolio
Debt investment securities:
U.S. Treasury, agencies and GSEs	$3,559	$-	$(162)	$3,397
State and political subdivisions	14,594	22	(1,241)	13,375
Corporate	25,530	14	(1,345)	24,199
Asset backed securities	15,064	16	(874)	14,206
Residential mortgage-backed - U.S. agency	7,640	42	(371)	7,311
Collateralized mortgage obligations - U.S. agency	10,035	2	(913)	9,124
Collateralized mortgage obligations - Private label	54,078	294	(786)	53,586
Total	130,500	390	(5,692)	125,198
Less: Allowance for credit losses	176	-	-	-
Total held-to-maturity, net of allowance for credit losses	$130,324	$390	$(5,692)	$125,198

The amortized cost and estimated fair value of debt securities at June 30, 2026 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties. Amounts disclosed are gross values and do not include ACL.

	Available-for-Sale		Held-to-Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,204	$4,365	$1,673	$1,661
Due after one year through five years	31,840	29,241	20,935	20,443
Due after five years through ten years	12,619	12,076	11,921	10,875
Due after ten years	70,717	69,764	14,376	12,288
Sub-total	119,380	115,446	48,905	45,267
Residential mortgage-backed - U.S. agency	115,696	113,937	7,489	7,135
Collateralized mortgage obligations - U.S. agency	31,215	30,374	9,734	8,737
Collateralized mortgage obligations - Private label	107,725	106,184	45,397	44,872
Totals	$374,016	$365,941	$111,525	$106,011

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	June 30, 2026
	Less than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	Number of Individual Securities	Unrealized Losses	Fair Value	Number of Individual Securities	Unrealized Losses	Fair Value	Number of Individual Securities	Unrealized Losses	Fair Value
Available-for-Sale Portfolio
U.S. Treasury, agencies and GSEs	2	$(81)	$16,211	7	$(2,529)	$25,375	9	$(2,610)	$41,586
State and political subdivisions	1	(1)	95	20	(1,728)	25,584	21	(1,729)	25,679
Corporate	2	(4)	1,481	1	(85)	673	3	(89)	2,154
Asset backed securities	5	(18)	8,193	4	(33)	2,452	9	(51)	10,645
Residential mortgage-backed - U.S. agency	32	(736)	76,982	12	(1,255)	15,079	44	(1,991)	92,061
Collateralized mortgage obligations - U.S. agency	7	(184)	17,053	12	(692)	7,122	19	(876)	24,175
Collateralized mortgage obligations - Private label	25	(250)	44,141	19	(1,515)	23,987	44	(1,765)	68,128
Totals	74	$(1,274)	$164,156	75	$(7,837)	$100,272	149	$(9,111)	$264,428
Held-to-Maturity Portfolio
U.S. Treasury, agencies and GSEs	-	$-	$-	2	$(211)	$3,324	2	$(211)	$3,324
State and political subdivisions	2	(1)	296	12	(1,236)	11,215	14	(1,237)	11,511
Corporate	1	(1)	991	14	(1,272)	12,786	15	(1,273)	13,777
Asset backed securities	-	-	-	5	(936)	4,775	5	(936)	4,775
Residential mortgage-backed - U.S. agency	1	(35)	2,834	5	(356)	3,209	6	(391)	6,043
Collateralized mortgage obligations - U.S. agency	-	-	-	8	(998)	8,471	8	(998)	8,471
Collateralized mortgage obligations - Private label	4	(25)	5,592	14	(759)	19,034	18	(784)	24,626
Totals	8	$(62)	$9,713	60	$(5,768)	$62,814	68	$(5,830)	$72,527

	December 31, 2025
	Less than Twelve Months			Twelve Months or More			Total
(Dollars in thousands)	Number of Individual Securities	Unrealized Losses	Fair Value	Number of Individual Securities	Unrealized Losses	Fair Value	Number of Individual Securities	Unrealized Losses	Fair Value
Available-for-Sale Portfolio
U.S. Treasury, agencies and GSEs	1	$(63)	$17,336	8	$(2,397)	$26,573	9	$(2,460)	$43,909
State and political subdivisions	-	-	-	21	(1,756)	27,811	21	(1,756)	27,811
Corporate	-	-	-	1	(81)	676	1	(81)	676
Asset backed securities	5	(28)	8,009	6	(84)	5,199	11	(112)	13,208
Residential mortgage-backed - U.S. agency	1	(43)	1,594	15	(1,011)	19,946	16	(1,054)	21,540
Collateralized mortgage obligations - U.S. agency	1	(6)	1,653	11	(676)	6,156	12	(682)	7,809
Collateralized mortgage obligations - Private label	15	(72)	24,918	17	(1,549)	18,869	32	(1,621)	43,787
Totals	23	$(212)	$53,510	79	$(7,554)	$105,230	102	$(7,766)	$158,740
Held-to-Maturity Portfolio
U.S. Treasury, agencies and GSEs	-	$-	$-	2	$(162)	$3,397	2	$(162)	$3,397
State and political subdivisions	2	(1)	296	12	(1,240)	11,304	14	(1,241)	11,600
Corporate	-	-	-	18	(1,345)	15,475	18	(1,345)	15,475
Asset backed securities	-	-	-	6	(874)	6,637	6	(874)	6,637
Residential mortgage-backed - U.S. agency	1	(20)	2,868	5	(351)	3,296	6	(371)	6,164
Collateralized mortgage obligations - U.S. agency	-	-	-	8	(913)	8,776	8	(913)	8,776
Collateralized mortgage obligations - Private label	3	(23)	5,505	15	(763)	20,011	18	(786)	25,516
Totals	6	$(44)	$8,669	66	$(5,648)	$68,896	72	$(5,692)	$77,565

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

When the fair value of any individual security categorized as AFS or HTM is less than its amortized cost basis, an assessment is made as to whether or not a charge to current earnings for credit losses is required. In assessing potential credit losses, management also makes a quantitative determination of potential credit losses for all HTM securities even if the risk of credit loss is considered remote and uses a best estimate threshold for securities categorized as AFS. The Company considers numerous factors when determining whether a potential credit loss exists. The principal factors considered are (1) the financial condition of the issue and (guarantor, if any) any adverse conditions specifically related to the security, industry or geographic area, (2) failure of the issuer of the security to make scheduled interest or principal payments, (3) any changes to the rating of the security by a NRSRO, and (4) the presence of contractual credit enhancements, if any, including the guarantee of the federal government or any of its agencies.

The Company carries all of its AFS investments at fair value with any unrealized gains or losses reported, net of income tax effects, as an adjustment to shareholders' equity and included AOCI, except for the credit-related portion of debt securities’ credit losses, if any, which are charged to earnings. The Company's ability to fully realize the value of its investments in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization. In evaluating the debt securities portfolio (both AFS and HTM) for credit losses, management considers (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) if the present value of expected cash flows is insufficient to recover the entire amortized cost basis.

The portion of the investment securities portfolio, categorized as AFS, with an aggregate amortized historical cost of $374.2 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $8.1 million, decreasing 2.2%, at June 30, 2026. The AFS securities portfolio, with an aggregate amortized historical cost of $282.6 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $5.8 million, or a decrease of 2.1%, at December 31, 2025. The resultant $2.3 million increase in the difference between aggregate amortized cost and aggregate fair value of the AFS investment portfolio during the six months ended June 30, 2026, was primarily due to changes in the interest rate environment (the general interest rate level and the relationships between shorter-term and longer-term interest rates, known as the "yield curve") that occurred in that period. These changes in aggregate fair value relative to aggregate amortized historical cost that occurred in the six months ended June 30, 2026 did not represent any changes in credit loss estimations within the portfolio.

The portion of the investment securities portfolio, categorized as HTM, with an aggregate amortized historical cost of $111.5 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $5.5 million, decreasing 4.9%, at June 30, 2026. The portion of the investment securities portfolio, categorized as HTM, with an aggregate amortized historical cost of $130.5 million, had an aggregate fair value that was less than its aggregate amortized historical cost by $5.3 million, or a decrease of 4.1%, at December 31, 2025. The resultant $212,000 increase in the difference between aggregate amortized cost and aggregate fair value of the HTM investment portfolio during the six months ended June 30, 2026, was primarily due to changes in the interest rate environment (the general interest rate level and the relationships between shorter-term and longer-term interest rates, known as the "yield curve") that occurred in that period. These changes in aggregate fair value relative to aggregate amortized historical cost that occurred in the six months ended June 30, 2026 did not represent any changes in credit loss estimations within the portfolio. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

The following tables represent a rollforward of the ACL on investment securities classified as HTM for the three months ended June 30, 2026 and 2025:

(In thousands)	Government Issued and Government Sponsored Enterprise Securities	Mortgage and Asset-backed Securities	Securities Issued By State and Political Subdivisions	Corporate Securities	Total
Balance, March 31, 2026	$-	$-	$1	$175	$176
(Benefit from) provision for credit losses	-	40	-	(62)	(22)
Allowance on purchased financial assets with credit deterioration	-	-	-	-	-
Charge-offs of securities	-	-	-	-	-
Recoveries	-	-	-	-	-
Balance, June 30, 2026	$-	$40	$1	$113	$154

(In thousands)	Government Issued and Government Sponsored Enterprise Securities	Mortgage and Asset-backed Securities	Securities Issued By State and Political Subdivisions	Corporate Securities	Total
Balance, March 31, 2025	$-	$-	$1	$256	$257
Provision for credit losses	-	-	-	5	5
Allowance on purchased financial assets with credit deterioration	-	-	-	-	-
Charge-offs of securities	-	-	-	-	-
Recoveries	-	-	-	-	-
Balance, June 30, 2025	$-	$-	$1	$261	$262

The following tables represent a rollforward of the ACL on investment securities classified as HTM for the six months ended June 30, 2026 and 2025:

(In thousands)	Government Issued and Government Sponsored Enterprise Securities	Mortgage and Asset-backed Securities	Securities Issued By State and Political Subdivisions	Corporate Securities	Total
Balance, December 31, 2025	$-	$-	$1	$175	$176
(Benefit from) provision for credit losses	-	40	-	(62)	(22)
Allowance on purchased financial assets with credit deterioration	-	-	-	-	-
Charge-offs of securities	-	-	-	-	-
Recoveries	-	-	-	-	-
Balance, June 30, 2026	$-	$40	$1	$113	$154

(In thousands)	Government Issued and Government Sponsored Enterprise Securities	Mortgage and Asset-backed Securities	Securities Issued By State and Political Subdivisions	Corporate Securities	Total
Balance, December 31, 2024	$-	$-	$1	$256	$257
Provision for credit losses	-	-	-	5	5
Allowance on purchased financial assets with credit deterioration	-	-	-	-	-
Charge-offs of securities	-	-	-	-	-
Recoveries	-	-	-	-	-
Balance, June 30, 2025	$-	$-	$1	$261	$262

The Company monitors the credit quality of the debt securities categorized as HTM primarily through the use of NRSRO credit ratings. These assessments are made on a quarterly basis. The following tables summarize the amortized cost of debt securities categorized as HTM at June 30, 2026 and December 31, 2025, aggregated by credit quality indicators:

(In thousands)	June 30, 2026	December 31, 2025
AAA or equivalent	$26,628	$36,521
AA or equivalent, including securities issued by the United States Government or Government Sponsored Enterprises	40,493	32,443
A or equivalent	2,564	9,204
BBB or equivalent	5,217	7,488
BB or equivalent	1,492	1,490
Unrated	35,131	43,354
Total	$111,525	$130,500

Gross realized losses on sales and redemptions of AFS and HTM securities for the indicated periods are detailed below:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2026	2025	2026	2025
Realized gains on investments	$-	$-	$-	$-
Realized losses on investments	-	-	(5)	(8)
Total net realized losses	$-	$-	$(5)	$(8)

As of June 30, 2026 and December 31, 2025, securities with a fair value of $134.8 million and $118.3 million, respectively, were pledged to collateralize certain municipal deposit relationships. As of the same dates, securities with a fair value of $172.0 million and $121.3 million, respectively, were pledged against certain borrowing arrangements.

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

The composition of net periodic pension plan and postretirement plan costs for the indicated periods is as follows:

	For the three months ended June 30,				For the six months ended June 30,
	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
(In thousands)	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$-	$-	$-	$-	$-	$-	$-	$-
Interest cost	141	144	2	2	282	288	4	4
Expected return on plan assets	(274)	(256)	-	-	(548)	(512)	-	-
Amortization of prior service credits	-	-	(1)	(2)	-	-	(2)	(3)
Amortization of net losses (gains)	-	36	-	-	-	71	-	(1)
Net periodic benefit plan (benefit) cost	$(133)	$(76)	$1	$-	$(266)	$(153)	$2	$-

The Company will evaluate the need for further contributions to the defined benefit pension plan during 2026. The prepaid pension asset of $9.5 million and $9.2 million as of June 30, 2026 and December 31, 2025 respectively, is recorded in other assets on the consolidated statements of condition.

Note 6: Loans

Major classifications of loans at the indicated dates are as follows:

(In thousands)	June 30, 2026	December 31, 2025
Residential mortgage loans:
1-4 family first-lien residential mortgages	$233,501	$239,692
Construction	1,242	2,039
Total residential mortgage loans	234,743	241,731
Commercial loans:
Real estate	388,154	380,311
Lines of credit	77,886	75,371
Other commercial and industrial	75,987	81,210
Paycheck Protection Program loans	41	63
Tax exempt loans	2,512	6,716
Total commercial loans	544,580	543,671
Consumer loans:
Home equity and junior liens	53,219	49,783
Other consumer	57,232	62,825
Total consumer loans	110,451	112,608
Subtotal loans	889,774	898,010
Net deferred loan fees	(799)	(1,340)
Loans, net of deferred fees	888,975	896,670
Less allowance for credit losses	26,920	29,436
Loans receivable, net	$862,055	$867,234

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

Periodically, the Bank acquires diversified pools of loans and participation interests in credit facilities, originated by unrelated third parties, as part of the Company’s overall balance sheet management strategies. During the first and second quarters of 2026, the Company acquired participation interests in two revolving commercial lines of credit. The following tables detail the purchased loan positions held by the Bank at June 30, 2026 and December 31, 2025. The date of earliest acquisition is depicted within the tables below:

	June 30, 2026
(In thousands, except number of loans)	Original Balance	Current Balance	Unamortized Premium/ (Discount)	Number of Loans	Maturity Range (in years)	Cumulative net charge-offs
Commercial and industrial loans (6/2019)	$6,800	$390	$-	12	1-3	$-
Home equity lines of credit (8/2019)	21,900	2,400	-	68	3-24	74
Residential real estate loans (12/2019)	4,300	3,800	251	50	15-25	-
Unsecured consumer loan pool 1 (12/2019)	5,400	6	-	3	0-1	-
Unsecured consumer installment loans pool 3 (12/2019)	10,300	35	-	29	0-7	145
Secured consumer installment loans pool 4 (12/2020)	14,500	7,700	(1,130)	444	19-23	-
Unsecured consumer loans pool 5 (1/2021) [1]	24,400	10,100	(288)	535	5-20	1,461
Secured consumer installment loans (11/2021)	21,300	13,900	(2,410)	759	15-23	1,061
Unsecured consumer loans pool 6 (11/2021) [1]	22,200	12,800	(1,724)	475	5-22	1,654
Revolving commercial line of credit 1 (7/2024)	1,050	14,000	14	1	0-1	-
Revolving commercial line of credit 2 (3/2026)	5,000	4,400	9	1	0-1	-
Revolving commercial line of credit 3 (5/2026)	360	360	10	1	0-1	-
Total	$137,510	$69,891	$(5,268)	2,378		$4,395

	December 31, 2025
(In thousands, except number of loans)	Original Balance	Current Balance	Unamortized Premium/ (Discount)	Number of Loans	Maturity Range (in years)	Cumulative net charge-offs
Commercial and industrial loans (6/2019)	$6,800	$700	$-	16	1-4	$-
Home equity lines of credit (8/2019)	21,900	2,700	2	74	3-24	103
Residential real estate loans (12/2019)	4,300	3,900	266	51	15-23	-
Unsecured consumer loan pool 1 (12/2019)	5,400	100	-	29	0-1	-
Unsecured consumer installment loans pool 3 (12/2019)	10,300	45	1	31	0-7	112
Secured consumer installment loans pool 4 (12/2020)	14,500	8,100	(1,189)	452	20-23	24
Unsecured consumer loans pool 5 (1/2021) [1]	24,400	10,800	(313)	552	5-20	1,361
Secured consumer installment loans (11/2021)	21,300	14,700	(2,537)	771	15-23	803
Unsecured consumer loans pool 6 (11/2021) [1]	22,200	13,500	(1,822)	490	5-20	1,573
Revolving commercial line of credit 1 (7/2024)	1,050	14,000	19	1	0-1	-
Total	$132,150	$68,545	$(5,573)	2,467		$3,976

1 On December 7, 2023, the Bank settled two pay-fixed interest rate swap derivative contracts, previously established with an unaffiliated third party and designated as fair value interest rate hedges. The hedging swap contracts were related to two purchased consumer installment loan pools comprised of loans secured by residential home solar power infrastructure. These contracts were entered into on February 13, 2021 (notional amount of $12.2 million) and December 8, 2021 (notional amount of $8.5 million). The Bank realized gains related to the settlement of these two hedging contracts were $117,000 and $694,000, respectively. These gains on the extinguishments of the hedging swap contracts are reported as a reduction of the carrying value of the hedged loan pools and will be recognized as an enhancement to the reported yield on those loan pools over the original contractual life of the hedging swap contracts. The unamortized portion of these gains totaled $570,000 at June 30, 2026.

At June 30, 2026 and December 31, 2025, the ACL related to the purchased loan pools were $2.3 million and $2.8 million, respectively.

As of June 30, 2026, the Company had $105.5 million in residential and commercial real estate mortgage loans pledged to FHLB-NY, and $9.4 million in home equity loans pledged to the FRB-NY.

As of December 31, 2025, the Company had $108.4 million in residential and commercial real estate mortgage loans pledged to FHLB-NY, and $9.9 million in home equity loans pledged to FRB-NY.

Loan Origination / Risk Management

The Company’s lending policies and procedures are presented in Note 5 to the audited consolidated financial statements included in the 2025 Annual Report filed with the SEC on March 30, 2026 and have not changed. As part of the execution of the Company’s overall balance sheet management strategies, the Bank will acquire participating interests in loans originated by unrelated third parties on an occasional basis. The purchase of participations in loans that are originated by third parties only occurs after the completion of thorough pre-acquisition due diligence. Loans in which the Company acquires a participating interest are determined to meet, in all material respects, the Company’s internal underwriting policies, including credit and collateral suitability thresholds, prior to acquisition. In addition, the financial condition of the originating financial institutions, which are generally retained as the ongoing loan servicing provider for participations acquired by the Bank, are analyzed prior to the acquisition of the participating interests and monitored on a regular basis thereafter for the life of those interests.

To develop and document a systematic methodology for determining the ACL, the Company has divided the loan portfolio into three portfolio segments, each with different risk characteristics but with similar methodologies for assessing risk. Each portfolio segment is broken down into loan classes where appropriate. Loan classes contain unique measurement attributes, risk characteristics, and methods for monitoring and assessing risk that are necessary to develop the ACL. Unique characteristics such as borrower type, loan type, collateral type, and risk characteristics define each class.

The following table illustrates the portfolio segments and classes for the Company’s loan portfolio:

Portfolio Segment	Class

Residential Mortgage Loans	1-4 family first-lien residential mortgages
Construction

Commercial Loans	Real estate
Lines of credit
Other commercial and industrial
Tax exempt loans

Consumer Loans	Home equity and junior liens
Other consumer

The following tables present the classes of the loan portfolio as of June 30, 2026, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	Term Loans By Origination Year
(In thousands)	2026	2025	2024	2023	2022	Prior	Revolving loans	Revolving loans converted to term loans	Total
Commercial real estate:
Pass	$13,773	$56,235	$43,142	$29,145	$49,012	$149,785	$-	$-	$341,092
Special Mention	-	-	6,048	11,758	560	8,753	-	-	27,119
Substandard	-	3,474	824	1,232	7,247	7,116	-	-	19,893
Doubtful	-	-	-	-	-	50	-	-	50
Total commercial real estate	13,773	59,709	50,014	42,135	56,819	165,704	-	-	388,154
Commercial lines of credit:
Pass	-	-	-	-	-	-	65,788	3,979	69,767
Special Mention	-	-	-	-	-	-	5,965	147	6,112
Substandard	-	-	-	-	-	-	1,915	78	1,993
Doubtful	-	-	-	-	-	-	14	-	14
Total commercial lines of credit	-	-	-	-	-	-	73,682	4,204	77,886
Other commercial and industrial:
Pass	4,572	12,463	12,084	9,573	10,240	12,526	2,304	-	63,762
Special Mention	-	916	1,168	2,026	-	463	-	-	4,573
Substandard	-	-	189	170	-	4,938	-	-	5,297
Doubtful	-	-	-	2,355	-	-	-	-	2,355
Total other commercial and industrial	4,572	13,379	13,441	14,124	10,240	17,927	2,304	-	75,987
Paycheck Protection Program loans:
Pass	-	-	-	-	-	41	-	-	41
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Paycheck Protection Program loans	-	-	-	-	-	41	-	-	41
Tax exempt loans:
Pass	-	2,150	2	-	-	360	-	-	2,512
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total tax exempt loans	-	2,150	2	-	-	360	-	-	2,512
1-4 family first-lien residential mortgages:
Pass	9,155	11,650	10,086	13,596	24,944	159,380	-	-	228,811
Special Mention	-	123	-	-	156	2,070	-	-	2,349
Substandard	-	-	-	-	97	1,495	-	-	1,592
Doubtful	-	-	-	107	-	642	-	-	749
Total 1-4 family first-lien residential mortgages	9,155	11,773	10,086	13,703	25,197	163,587	-	-	233,501
Residential construction:
Pass	533	709	-	-	-	-	-	-	1,242
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total residential construction	533	709	-	-	-	-	-	-	1,242
Home equity and junior liens:
Pass	3,511	1,850	2,243	3,112	2,554	11,604	25,800	1,137	51,811
Special Mention	-	-	-	40	229	52	-	6	327
Substandard	-	-	-	-	27	202	840	-	1,069
Doubtful	-	-	-	-	-	12	-	-	12
Total home equity and junior liens	3,511	1,850	2,243	3,152	2,810	11,870	26,640	1,143	53,219
Other Consumer:
Pass	1,170	2,135	1,905	47,002	1,985	2,840	-	-	57,037
Special Mention	-	-	26	-	-	78	-	-	104
Substandard	-	-	27	-	1	63	-	-	91
Doubtful	-	-	-	-	-	-	-	-	-
Total other consumer	1,170	2,135	1,958	47,002	1,986	2,981	-	-	57,232
Net deferred loan fees	84	57	42	(6)	(158)	(818)	-	-	(799)
Loans, net of deferred fees	$32,798	$91,762	$77,786	$120,110	$96,894	$361,652	$102,626	$5,347	$888,975

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

An aging analysis of past due loans, not including net deferred loan costs, segregated by portfolio segment and class of loans, as of June 30, 2026 and December 31, 2025, are detailed in the following tables:

	As of June 30, 2026
	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,734	$847	$2,080	$5,661	$227,840	$233,501
Construction	-	-	-	-	1,242	1,242
Total residential mortgage loans	2,734	847	2,080	5,661	229,082	234,743
Commercial loans:
Real estate	1,170	-	22,762	23,932	364,222	388,154
Lines of credit	155	49	1,885	2,089	75,797	77,886
Other commercial and industrial	214	265	8,065	8,544	67,443	75,987
Paycheck Protection Program loans	-	-	-	-	41	41
Tax exempt loans	-	-	-	-	2,512	2,512
Total commercial loans	1,539	314	32,712	34,565	510,015	544,580
Consumer loans:
Home equity and junior liens	520	232	511	1,263	51,956	53,219
Other consumer	589	471	407	1,467	55,765	57,232
Total consumer loans	1,109	703	918	2,730	107,721	110,451
Total loans	$5,382	$1,864	$35,710	$42,956	$846,818	$889,774

	As of December 31, 2025
	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,871	$2,934	$1,977	$7,782	$231,910	$239,692
Construction	-	-	-	-	2,039	2,039
Total residential mortgage loans	2,871	2,934	1,977	7,782	233,949	241,731
Commercial loans:
Real estate	9,042	7,461	15,567	32,070	348,241	380,311
Lines of credit	444	-	1,135	1,579	73,792	75,371
Other commercial and industrial	315	508	7,914	8,737	72,473	81,210
Paycheck Protection Program loans	-	-	-	-	63	63
Tax exempt loans	-	-	-	-	6,716	6,716
Total commercial loans	9,801	7,969	24,616	42,386	501,285	543,671
Consumer loans:
Home equity and junior liens	615	229	537	1,381	48,402	49,783
Other consumer	649	399	431	1,479	61,346	62,825
Total consumer loans	1,264	628	968	2,860	109,748	112,608
Total loans	$13,936	$11,531	$27,561	$53,028	$844,982	$898,010

As of June 30, 2026 and December 31, 2025, the amount of interest income recognized on nonaccrual loans and the cost basis of nonaccrual loans, for which there is no ACL, are detailed in the following tables. All loans greater than 90 days past due are classified as nonaccrual.

	As of and for the six months ended June 30, 2026
(In thousands)	Nonaccrual Loans	Nonaccrual loans without related allowance for credit loss	Recognized interest income
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,080	$-	$23
Total residential mortgage loans	2,080	-	23
Commercial loans:
Real estate	22,762	11,222	38
Lines of credit	1,885		2
Other commercial and industrial	8,065	184	42
Total commercial loans	32,712	11,406	82
Consumer loans:
Home equity and junior liens	511	-	6
Other consumer	407	-	13
Total consumer loans	918	-	19
Total nonaccrual loans	$35,710	$11,406	$124

	As of and for the year ended December 31, 2025
(In thousands)	Nonaccrual Loans	Nonaccrual loans without related allowance for credit loss	Recognized interest income
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,977	$-	$108
Total residential mortgage loans	1,977	-	108
Commercial loans:
Real estate	15,567	4,853	428
Lines of credit	1,135	-	109
Other commercial and industrial	7,914	-	449
Total commercial loans	24,616	4,853	986
Consumer loans:
Home equity and junior liens	537	-	44
Other consumer	431	-	20
Total consumer loans	968	-	64
Total nonaccrual loans	$27,561	$4,853	$1,158

At June 30, 2026, the Bank's 86 nonperforming loans represented 4.0% of total loans, with an aggregate outstanding balance of $35.7 million, as compared to 88 loans, representing 3.1% of total loans, with an aggregate outstanding balance of $27.6 million at December 31, 2025. The increase primarily reflected certain legacy loans associated with two commercial relationships that may have been less than 90 days delinquent but were identified as having unique risk characteristics through the Company’s previously disclosed comprehensive review of approximately 90% of the Bank’s commercial portfolio in 2025. Specific reserves for these exposures were established prior to 2026.

The measurement of individually evaluated loans is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured based on the fair value of the collateral, less costs to sell. The Company utilizes the DCF method for its pooled segment calculation. The DCF method implements a probability of default with loss given default and loss exposure at default estimation. The probability of default and loss given default are applied to future cash flows that are adjusted to present value and these discounted expected losses become the ACL.

Loans Modified With Borrowers Experiencing Financial Difficulty

When the Company modifies a loan with a borrower experiencing financial difficulty, a potential impairment is analyzed either based on the present value of the expected future cash flows discounted at the interest rate of the original loan terms or the fair value of the collateral less costs to sell. If it is determined that the value of the loan is less than its recorded investment, then impairment is recognized as a component of the provision for credit losses, an associated increase to the ACL or as a charge-off to the ACL in the current period.

Because the effect of most loan modifications made with borrowers experiencing financial difficulty is already included in the ACL, a change to the ACL is generally not recorded upon modification. In some cases, the Company will modify a certain loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession such as an interest rate reduction, may be granted. Nonaccrual loans that are modified will remain on nonaccrual status but may move to accrual status after they have performed according to the modified terms for a period of time of at least six consecutive months.

The financial impact of commercial loan modifications made to borrowers experiencing financial difficulty outstanding as of June 30, 2026 related to four borrowers that were granted either maturity extensions or an interest rate modification. There were no commercial loan modifications made to borrowers experiencing financial difficulty during the three months ended June 30, 2026. During the six months ended June 30, 2026, one borrower was granted a term extension. The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The payment status of modified loans were current as of June 30, 2026. There were two borrowers experiencing financial difficulty that were granted loan modifications during the three months ended June 30, 2025, and three borrowers during the six months ended June 30, 2025.

The following tables present the amortized cost basis of loans modified for borrowers experiencing financial difficulty, by class and by type of modification.

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
(Dollars in thousands)	Term Extension	Total Class of Receivable	Term Extension	Total Class of Receivable
Residential mortgage loans	$-	-	$-	-
Commercial real estate	-	-	-	-
Commercial lines of credit	-	-	-	-
Commercial and industrial	-	-	2,369	2.8%
Home equity and consumer	-	-	-	-
Total	$-	0.0%	$2,369	2.8%

	As of June 30, 2026		As of June 30, 2025
(In thousands)	Term Extension	Total Class of Receivable	Term Extension	Total Class of Receivable
Residential mortgage loans	$-	-	$-	-
Commercial real estate	-	-	2,017	0.5%
Commercial lines of credit	25	0.0%	-	-
Commercial and industrial	2,355	3.1%	2,369	2.8%
Home equity and consumer	-	-	-	-
Total	$2,380	3.1%	$4,386	3.3%

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
(Dollars in thousands)	Interest Rate Reduction	Total Class of Receivable	Interest Rate Reduction	Total Class of Receivable
Residential mortgage loans	$-	-	$-	-
Commercial real estate	-	-	11,495	3.0%
Commercial lines of credit	-	-	-	-
Commercial and industrial	-	-	-	-
Home equity and consumer	-	-	-	-
Total	$-	0.0%	$11,495	3.0%

	As of June 30, 2026		As of June 30, 2025
(In thousands)	Interest Rate Reduction	Total Class of Receivable	Interest Rate Reduction	Total Class of Receivable
Residential mortgage loans	$-	-	$-	-
Commercial real estate	11,495	3.0%	11,495	3.0%
Commercial lines of credit	-	-	-	-
Commercial and industrial	1,305	1.7%	-	-
Home equity and consumer	-	-	-	-
Total	$12,800	4.7%	$11,495	3.0%

Note 7: Allowance for Credit Losses

Management extensively reviews recent trends in historical losses, qualitative factors, including concentrations of loans to related borrowers and concentrations of loans by collateral type, and specific reserve requirements on loans individually evaluated in its determination of the adequacy of the allowance for credit losses. PCL was a benefit of $155,000 for the three month period ended June 30, 2026, as compared to a $1.2 million PCL expense for the three month period ended June 30, 2025. For the first six months of 2026, the Company recorded a PCL benefit of $323,000, as compared to a $1.7 million PCL expense in the first six months of the prior year.

PCL decreased $1.4 million for the three months ended June 30, 2026 compared to the same period in 2025. During the second quarter of 2026, the Company recorded a $182,000 reduction in reserves related to its loan portfolio and a $22,000 reduction in reserves related to held-to-maturity securities, partially offset by a $49,000 increase in reserves for unfunded commitments. The net benefit recorded during the quarter was primarily influenced by the level of average loans outstanding in the period and the risk-based reserve build undertaken in the second half of 2025 to absorb future loss resolution activity related to commercial IALs.

The following tables summarize the activity related to the ACL as of and for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
(Dollars in thousands)	Reserves as of March 31, 2026	Q2 2026 Charge-Offs	Q2 2026 Recoveries	Q2 2026 PCL	Reserves as of June 30, 2026
Individually evaluated	$18,472	$(1,604)	$18	$(199)	$16,687
Collectively evaluated:
Overdraft	-	(29)	5	24	-
Pooled - quantitative	9,274	(146)	32	4	9,164
Pooled - qualitative	(1,229)	-	-	(11)	(1,240)
Purchased	2,449	(383)	243	-	2,309
Total ACL - Loans	$28,966	$(2,162)	$298	$(182)	$26,920

ACL - Held-To-Maturity Securities	176	-	-	(22)	154

Other Liabilities - Unfunded Commitments	588	-	-	49	637
Total ACL	$29,730	$(2,162)	$298	$(155)	$27,711

	Three Months Ended June 30, 2025
(Dollars in thousands)	Reserves as of March 31, 2025	Q2 2025 Charge-Offs	Q2 2025 Recoveries	Q2 2025 PCL	Reserves as of June 30, 2025
Individually evaluated	$2,490	$-	$-	$(151)	$2,339
Collectively evaluated:
Overdraft	-	(28)	10	18	-
Pooled - quantitative	6,638	(2,371)	54	2,217	6,538
Pooled - qualitative	4,428	-	-	(911)	3,517
Purchased	3,851	(445)	183	-	3,589
Total ACL - Loans	$17,407	$(2,844)	$247	$1,173	$15,983

ACL - Held-To-Maturity Securities	257	-	-	5	262

Other Liabilities - Unfunded Commitments	503	-	-	19	522
Total ACL	$18,167	$(2,844)	$247	$1,197	$16,767

	Six Months Ended June 30, 2026
(Dollars in thousands)	Reserves as of December 31, 2025	2026 Charge-Offs	2026 Recoveries	2026 PCL	Reserves as of June 30, 2026
Individually evaluated	$18,142	$(1,725)	$18	$252	$16,687
Collectively evaluated:
Overdraft	-	(66)	11	55	-
Pooled - quantitative	8,336	(353)	448	733	9,164
Pooled - qualitative	168	-	-	(1,408)	(1,240)
Purchased	2,790	(783)	302	-	2,309
Total ACL - Loans	29,436	(2,927)	779	(368)	26,920

ACL - Held-To-Maturity Securities	176	-	-	(22)	154

Other Liabilities - Unfunded Commitments	570	-	-	67	637
Total ACL	$30,182	$(2,927)	$779	$(323)	$27,711

	Six Months Ended June 30, 2025
(Dollars in thousands)	Reserves as of December 31, 2024	2025 Charge-Offs	2025 Recoveries	2025 PCL	Reserves as of June 30, 2025
Individually evaluated	$2,485	$-	$-	$(146)	$2,339
Collectively evaluated:
Overdraft	-	(66)	19	47	-
Pooled - quantitative	6,570	(2,634)	74	2,528	6,538
Pooled - qualitative	4,269	-	-	(752)	3,517
Purchased	3,919	(652)	322	-	3,589
Total ACL - Loans	$17,243	$(3,352)	$415	$1,677	$15,983

ACL - Held-To-Maturity Securities	257	-	-	5	262

Other Liabilities - Unfunded Commitments	550	-	-	(28)	522
Total ACL	$18,050	$(3,352)	$415	$1,654	$16,767

Summarized in the tables below are changes in the ACL for loans for the indicated periods and information pertaining to the allocation of the balances of the credit losses, loans receivable based on individual, and collective evaluation by loan portfolio class. An allocation of a portion of the allowance to a given portfolio class does not limit the Company’s ability to absorb losses in another portfolio class.

	As of and for the three months ended June 30, 2026
(In thousands)	1-4 family first-lien residential mortgage	Residential construction mortgage	Commercial real estate	Commercial lines of credit	Other commercial and industrial	Paycheck Protection Program	Tax exempt	Home equity & junior liens	Other consumer	Total
Allowance for credit losses:
Beginning Balance	$1,890	$678	$11,760	$2,729	$8,810	$-	$5	$587	$2,507	$28,966
Charge-offs	-	-	(1,584)	-	-	-	-	(48)	(530)	(2,162)
Recoveries	1	-	22	1	12	-	-	89	173	298
Provisions (credits)	5	(146)	1,176	356	(1,747)	-	(2)	82	94	(182)
Ending balance	$1,896	$532	$11,374	$3,086	$7,075	$-	$3	$710	$2,244	$26,920
Ending balance: related to loans individually evaluated	$-	$-	$7,223	$2,940	$6,287	$-	$-	$237	$-	$16,687
Ending balance: related to loans collectively evaluated	$1,896	$532	$4,151	$146	$788	$-	$3	$473	$2,244	$10,233
Loans receivables:
Ending balance, gross	$233,501	$1,242	$388,154	$77,886	$75,987	$41	$2,512	$53,219	$57,232	$889,774
Ending balance: individually evaluated	$819	$-	$52,308	$9,367	$15,551	$-	$-	$599	$-	$78,644
Ending balance: collectively evaluated	$232,682	$1,242	$335,846	$68,519	$60,436	$41	$2,512	$52,620	$57,232	$811,130

	As of and for the three months ended June 30, 2025
(In thousands)	1-4 family first-lien residential mortgage	Residential construction mortgage	Commercial real estate	Commercial lines of credit	Other commercial and industrial	Paycheck Protection Program	Tax exempt	Home equity & junior liens	Other consumer	Total
Allowance for credit losses:
Beginning Balance	$1,433	$504	$7,079	$911	$2,848	$-	$2	$694	$3,936	$17,407
Charge-offs	(12)	-	(868)	(195)	(1,243)	-	-	(25)	(501)	(2,844)
Recoveries	1	-	11	17	8	-	-	47	163	247
Provisions (credits)	(80)	39	174	19	1,058	-	1	(53)	15	1,173
Ending balance	$1,342	$543	$6,396	$752	$2,671	$-	$3	$663	$3,613	$15,983
Ending balance: related to loans individually evaluated	$135	$-	$810	$71	$1,098	$-	$-	$180	$-	$2,294
Ending balance: related to loans collectively evaluated	$1,207	$543	$5,586	$681	$1,573	$-	$3	$483	$3,613	$13,689
Loans receivables:
Ending balance, gross	$240,833	$3,520	$381,575	$75,487	$85,578	$85	$6,349	$49,339	$68,439	$911,205
Ending balance: individually evaluated	$1,903	$-	$5,160	$974	$3,567	$-	$-	$529	$-	$12,133
Ending balance: collectively evaluated	$238,930	$3,520	$376,415	$74,513	$82,011	$85	$6,349	$48,810	$68,439	$899,072

	As of and for the six months ended June 30, 2026
(In thousands)	1-4 family first-lien residential mortgage	Residential construction mortgage	Commercial real estate	Commercial lines of credit	Other commercial and industrial	Tax exempt	Home equity and junior liens	Other consumer	Total
Allowance for credit losses:
Beginning Balance	$2,141	$474	$10,580	$3,698	$9,064	$5	$705	$2,769	$29,436
Charge-offs	(13)	-	(1,600)	(96)	(126)	-	(144)	(948)	(2,927)
Recoveries	3	-	387	2	27	-	90	270	779
Provisions (credits)	(235)	58	2,007	(518)	(1,890)	(2)	59	153	(368)
Ending balance	$1,896	$532	$11,374	$3,086	$7,075	$3	$710	$2,244	$26,920

	As of and for the six months ended June 30, 2025
(In thousands)	1-4 family first-lien residential mortgage	Residential construction mortgage	Commercial real estate	Commercial lines of credit	Other commercial and industrial	Tax exempt	Home equity and junior liens	Other consumer	Total
Allowance for credit losses:
Beginning Balance	$1,467	$592	$6,746	$749	$2,879	$4	$715	$4,091	$17,243
Charge-offs	(12)	-	(868)	(287)	(1,323)	-	(24)	(837)	(3,351)
Recoveries	4	-	13	17	11	-	47	322	414
Provisions (credits)	(117)	(49)	505	273	1,104	(1)	(75)	37	1,677
Ending balance	$1,342	$543	$6,396	$752	$2,671	$3	$663	$3,613	$15,983

The Company’s methodology for determining its ACL includes an analysis of qualitative factors that are added to the historical loss rates in arriving at the total ACL needed for collectively evaluated loans. The qualitative factors include, but are not limited to, the following:

•
Changes in national and local economic trends;
•
The rate of growth in the portfolio;
•
Trends of delinquencies and nonaccrual balances;
•
Changes in loan policy; and
•
Changes in lending management experience and related staffing.

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. These qualitative factors, applied to each loan class, make the evaluation inherently subjective, as it requires material estimates that may be susceptible to significant revision as more information becomes available. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the ACL analysis and calculation.

The allocation of the ACL summarized on the basis of the Company’s calculation methodology was as follows:

	As of June 30, 2026
(In thousands)	1-4 family first-lien residential mortgage	Residential construction mortgage	Commercial real estate	Commercial lines of credit	Other commercial and industrial	Tax exempt	Home equity and junior liens	Other consumer	Total
Specifically reserved	$-	$-	$7,223	$2,940	$6,287	$-	$473	$2,073	18,996
Historical loss rate	2,148	581	4,884	173	927	3	275	173	9,164
Qualitative factors	(252)	(49)	(733)	(27)	(139)	-	(38)	(2)	(1,240)
Total	$1,896	$532	$11,374	$3,086	$7,075	$3	$710	$2,244	$26,920

	As of December 31, 2025
(In thousands)	1-4 family first-lien residential mortgage	Residential construction mortgage	Commercial real estate	Commercial lines of credit	Other commercial and industrial	Tax exempt	Home equity and junior liens	Other consumer	Total
Specifically reserved	$-	$-	$6,523	$3,519	$7,913	$-	$394	$2,583	$20,932
Historical loss rate	2,332	474	3,858	165	1,038	5	296	168	8,336
Qualitative factors	(191)	-	199	14	113	-	15	18	168
Total	$2,141	$474	$10,580	$3,698	$9,064	$5	$705	$2,769	$29,436

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

The following table details the amortized cost of collateral dependent loans at June 30, 2026 and December 31, 2025:

(In thousands)	June 30, 2026	December 31, 2025
Commercial and industrial	$24,918	$34,182
Commercial real estate	52,308	54,008
Residential (1-4 family) first mortgages	819	613
Home equity loans and lines of credit	599	599
Consumer loans	-	-
Total loans	$78,644	$89,402

Note 8: Foreclosed Real Estate

The Company is required to disclose the carrying amount of foreclosed real estate properties held as a result of obtaining physical possession of the property at each reporting period.

(Dollars in thousands)	Number of properties	June 30, 2026	Number of properties	December 31, 2025
Foreclosed real estate	3	$137	3	$137

At June 30, 2026 and December 31, 2025, the Company reported $937,000 and $698,000, respectively, in real estate loans in the process of foreclosure.

Note 9: Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had $3.2 million and $3.4 million of standby letters of credit as of June 30, 2026 and December 31, 2025, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The Company used the following methods and significant assumptions to estimate fair value:

Investment securities: The fair values of AFS and marketable equity securities are obtained from an independent third party and are based on quoted prices on nationally recognized securities exchanges where available (Level 1). If quoted prices are not available, fair values are measured by utilizing matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2). Management made no adjustment to the fair value quotes that were received from the independent third party pricing service. Level 3 securities are assets whose fair value cannot be determined by using observable measures, such as market prices or pricing models. Level 3 assets are typically very illiquid, and fair values can only be calculated using estimates or risk-adjusted value ranges. Management applies known factors, such as currently applicable discount rates, to the valuation of those investments in order to determine fair value at the reporting date.

The Company holds two corporate investment securities with an amortized historical cost of $4.0 million and an aggregate fair market value of $4.2 million as of June 30, 2026. These securities have an aggregate valuation that is determined using published NAV derived by an analysis of the securities’ underlying assets. These securities are comprised primarily of broadly-diversified real estate holdings and are traded in secondary markets on an infrequent basis. While these securities are redeemable at least annually through tender offers made by respective issuers, the liquidation value of these securities may be below stated NAVs and also subject to restrictions as to the amount that can be redeemed at any single scheduled redemption. The Company anticipates that these securities will be redeemed by respective issuers on indeterminate future dates as a consequence of the ultimate liquidation strategies employed by the managers of these portfolios.

The Company also holds three limited partnership investments managed by an unrelated third party with an aggregate fair market value of $6.2 million and $6.0 million as of June 30, 2026 and December 31, 2025, respectively. The investments are funds comprised of marketable equity securities, primarily issued by community banks and financial technology companies. These investments are recorded at fair value at the end of each reporting period using NAV valuation techniques. Unrealized changes in the fair value of these investments are recorded in earnings in the period in which the changes occur.

Interest rate derivatives: The fair value of the interest rate derivatives, characterized as either fair value or cash flow hedges, are calculated based on a DCF model. All future floating rate cash flows are projected and both floating rate and fixed rate cash flows are discounted to the valuation date. The benchmark interest rate curve utilized for projecting cash flows and applying appropriate discount rates is built by obtaining publicly available third party market quotes for various swap maturity terms.

Individually evaluated loans: Individually evaluated loans are those loans in which the Company has measured potential credit losses based on the fair value of the loan’s collateral or the discounted value of expected future cash flows. Fair value is generally determined based upon market value evaluations by third parties of the properties and/or estimates by management of working capital collateral or DCF based upon expected proceeds. These appraisals may include up to three approaches to determine fair value: the sales comparison approach, the income approach (for income-producing property), and the cost approach. Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as, changes in absorption rates or market conditions from the time of valuation and anticipated sales values considering management’s plans for disposition. Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets. These measurements are classified as Level 3 within the valuation hierarchy. Individually evaluated loans are subject to nonrecurring fair value adjustments upon initial recognition or subsequent impairment. A portion of the ACL is allocated to individually evaluated loans if the value of such loans is deemed to be less than the unpaid balance.

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	June 30, 2026
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-Sale Portfolio
Debt investment securities:
U.S. Treasury, agencies and GSEs	$-	$60,583	$-	$60,583
State and political subdivisions	-	33,602	-	33,602
Corporate	-	5,176	-	5,176
Corporate issuances measured at NAV	-	-	-	4,202
Asset backed securities	-	11,883	-	11,883
Residential mortgage-backed - U.S. agency	-	113,937	-	113,937
Collateralized mortgage obligations - U.S. agency	-	30,374	-	30,374
Collateralized mortgage obligations - Private label	-	106,184	-	106,184
Total		361,739		365,941
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total available-for-sale securities	$206	$361,739	$-	$366,147

Marketable equity securities measured at NAV	$-	$-	$-	$6,213

Interest rate swap derivative fair value hedges (unrealized gain carried as receivable from derivative counterparties)	$-	$3,893	$-	$3,893

	December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-Sale Portfolio
Debt investment securities:
U.S. Treasury, agencies and GSEs	$-	$65,015	$-	$65,015
State and political subdivisions	-	33,918	-	33,918
Corporate	-	3,753	-	3,753
Corporate issuances measured at NAV	-	-	-	4,189
Asset backed securities	-	15,612	-	15,612
Residential mortgage-backed - U.S. agency	-	49,015	-	49,015
Collateralized mortgage obligations - U.S. agency	-	18,383	-	18,383
Collateralized mortgage obligations - Private label	-	86,724	-	86,724
Total		272,420		276,609
Equity investment securities:
Common stock - financial services industry	206	-	-	206
Total available-for-sale securities	$206	$272,420	$-	$276,815

Marketable equity securities measured at NAV	$-	$-	$-	$6,034

Interest rate swap derivative fair value hedges (unrealized gain carried as receivable from derivative counterparties)	$-	$1,506	$-	$1,506

Pathfinder Bank had the following assets measured at fair value on a nonrecurring basis as of June 30, 2026 and December 31, 2025:

		June 30, 2026
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Individually evaluated loans	$-	$-	$9,956	$9,956
Foreclosed real estate	-	-	137	137

		December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Individually evaluated loans	$-	$-	$48,649	$48,649
Foreclosed real estate	-	-	137	137

The following tables presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at the indicated dates.

Quantitative Information about Level 3 Fair Value Measurements at June 30, 2026
	Valuation Techniques	Unobservable Input	Range (Weighted Avg.)
Individually evaluated loans	Appraisal of collateral	Discounted Cash Flow	10% -58% (32%)
Foreclosed real estate	Appraisal of collateral	Costs to Sell	21% - 24% (22%)

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2025
	Valuation Techniques	Unobservable Input	Range (Weighted Avg.)
Individually evaluated loans	Appraisal of collateral	Discounted Cash Flow	5% - 97% (48%)
Foreclosed real estate	Appraisal of collateral	Costs to Sell	21% - 24% (22%)

There have been no transfers of assets into or out of any fair value measurement level during the three or six months ended June 30, 2026 or 2025.

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective period-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

Net loans – For variable-rate loans that re-price frequently, fair value is based on carrying amounts. The fair value of other loans (for example, fixed-rate commercial real estate loans, mortgage loans, and commercial and industrial loans) is estimated using DCF analysis, based on interest rates currently being offered in the market for loans with similar terms to borrowers of similar credit quality. Loan value estimates include judgments based on expected prepayment rates. The measurement of the fair value of loans, including individually evaluated loans, is classified within Level 3 of the fair value hierarchy.

Accrued interest receivable and payable – The carrying amount of these assets approximates their fair value and are classified as Level 1.

Deposits – The fair values disclosed for demand deposits (e.g., interest-bearing and noninterest-bearing checking, passbook savings and certain types of money management accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts) and are classified within Level 1 of the fair value hierarchy. Fair values for fixed-rate certificates of deposit are estimated using a DCF calculation that applies interest rates currently being offered in the market on certificates of deposits to a schedule of aggregated expected monthly maturities on time deposits. Measurements of the fair value of time deposits are classified within Level 2 of the fair value hierarchy.

Borrowings – Fixed/variable term “bullet” structures are valued using a replacement cost of funds approach. These borrowings are discounted to the FHLB-NY advance curve. Option structured borrowings’ fair values are determined by the FHLB-NY for borrowings that include a call or conversion option. If market pricing is not available from this source, current market indications from the FHLB-NY are obtained and the borrowings are discounted to the FHLB-NY advance curve less an appropriate spread to adjust for the option. These measurements are classified as Level 2 within the fair value hierarchy.

Subordinated debt – The Company secures quotes from its pricing service based on a DCF methodology or utilizes observations of recent highly-similar transactions which result in a Level 2 classification.

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		June 30, 2026		December 31, 2025
(Dollars in thousands)	Fair Value Hierarchy	Carrying Amounts	Estimated Fair Values	Carrying Amounts	Estimated Fair Values
Financial assets:
Cash and cash equivalents	1	$26,050	$26,050	$31,170	$31,170
Investment securities - available-for-sale	2	361,945	361,945	272,626	272,626
Investment securities - available-for-sale	NAV	4,202	4,202	4,189	4,189
Investment securities - marketable equity	NAV	6,213	6,213	6,034	6,034
Investment securities - held-to-maturity	2	111,371	106,011	130,324	125,198
Federal Home Loan Bank stock	2	6,935	6,935	2,560	2,560
Net loans	3	862,055	838,572	867,234	842,116
Accrued interest receivable	1	6,511	6,511	6,328	6,328
Interest rate derivative fair value hedges receivable - AFS investments	2	2,035	2,035	1,214	1,214
Interest rate derivative fair value hedges receivable - loans	2	1,858	1,858	292	292

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$779,909	$779,909	$731,868	$731,868
Time Deposits	2	394,360	393,346	451,980	451,357
Borrowings	2	133,374	133,347	58,074	58,107
Subordinated debt	2	30,155	29,609	30,155	29,689
Accrued interest payable	1	469	469	424	424

Note 11: Interest Rate Derivatives

The Company is exposed to certain risks related to both its business operations and changes in economic conditions. As part of managing interest rate risk, the Company periodically enters into standardized interest rate derivative contracts (designated as hedging agreements) to modify the repricing characteristics of certain portions of the Company’s earning assets and interest-bearing liabilities portfolios. The Company designates interest rate hedging agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate hedging agreements are recorded at fair value as other assets or liabilities. The Company had no material derivative contracts not designated as hedging agreements at June 30, 2026 or December 31, 2025.

As a result of interest rate fluctuations, fixed-rate interest-earning assets and interest-bearing liabilities will appreciate or depreciate in fair value. When effectively hedged, this fair value appreciation or depreciation will generally be offset by substantially identical changes in the fair value of derivative instruments that are linked to the hedged assets and liabilities. This strategy is referred to as fair value hedging and the derivative instruments employed in this strategy are therefore designated as fair value hedges. In a fair value hedge, the fair value of the derivative (the interest rate hedging agreement) is recorded in the Company’s consolidated balance sheet with the corresponding gain or loss recognized as an adjustment to the carrying balance of the hedged asset or liability. Changes in the correlation between the hedging instrument and the hedged asset or liability that give rise to differences between the changes in the fair value of the interest rate hedging agreements and the hedged items represent hedge ineffectiveness and are recorded as adjustments to the interest income or interest expense of the respective hedged instrument. In the case of pay-fixed or receive-fixed interest rate swap agreements, designated as fair value hedges, the periodic differences in the net cash flows due to (due from) the Company from (to) a counterparty are recorded in current period earnings as adjustments to the interest income or interest expense of the respective hedged asset or liability.

Cash flows related to floating rate assets and liabilities will fluctuate with changes in underlying rate indices. When effectively hedged, the increases or decreases in cash flows related to the floating-rate asset or liability will generally be offset by changes in cash flows of the derivative instruments designated as a hedge. This strategy is referred to as cash flow hedging and the derivative instruments employed in these strategies are therefore designated as cash flow hedges. In a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of AOCI and subsequently reclassified into earnings when the forecasted transaction affects earnings. In the case of pay-fixed or receive-fixed interest rate swap agreements, designated as cash flow hedges, the periodic differences in the net cash flows due to (due from) the Company from (to) a counterparty are recorded in current period earnings as adjustments to the interest income or interest expense of the respective hedged asset or liability.

Among the array of interest rate hedging contracts, potentially available to the Company, are interest rate swap and interest rate cap (or floor) contracts. The Company uses interest rate swaps, cap or floor contracts as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments over the life of the agreements without the exchange of the underlying notional amount. An interest rate cap is a type of interest rate derivative in which the buyer receives payments at the end of each contractual period in which the index interest rate exceeds the contractually agreed upon strike price rate. The purchaser of a cap contract will continue to benefit from any rise in interest rates above the strike price. Similarly, an interest rate floor is a derivative contract in which the buyer receives payments at the end of each period in which the interest rate is below the agreed strike price. The purchaser of a floor contract will continue to benefit from any decrease in interest rates below the strike price. The Company had no interest rate cap or floor contracts in place at June 30, 2026 or December 31, 2025.

The Company records various hedges in the consolidated statements of condition at fair value. The Company’s accounting treatment for these derivative instruments is based on the instrument's hedge designation determined at the inception of each derivative instrument's contractual term. The following tables show the Company’s outstanding fair value hedges at June 30, 2026 and December 31, 2025:

(In thousands)	Hedge-Adjusted Carrying Amount of the Hedged Assets at June 30, 2026	Cumulative Amount of Fair Value Hedging Adjustment Subtracted from Carrying Amount of the Hedged Assets at June 30, 2026	Hedge-Adjusted Carrying Amount of the Hedged Assets at December 31, 2025	Cumulative Amount of Fair Value Hedging Adjustment Subtracted from Carrying Amount of the Hedged Assets at December 31, 2025
Line item on the balance sheet in which the hedged item is included:
Available-for-sale securities (1)	$69,132	$2,035	$68,917	$1,214
Loans receivable (2)	$105,764	$1,858	$120,574	$292

(1)
The $69.1 million net carrying amount of hedged assets represents the hedge-adjusted amortized cost basis of specifically-identified municipal, Private label and GSE-backed securities designated as the underlying assets for the hedging relationships. The notional amount of the designated hedges were $67.7 million and $69.8 million at June 30, 2026 and December 31, 2025, respectively. The fair value of the derivatives (an unrealized gain, receivable from derivative counterparties) recorded in other assets resulted in a net asset position of $2.1 million and $1.3 million at June 30, 2026 and December 31, 2025, respectively. The Company's participation in fair value hedging transactions increased investment security interest income by $209,000 and $623,000 in the six month periods ended June 30, 2026 and June 30, 2025, respectively.

(2)
The $105.8 million net carrying amount of hedged assets represents the hedge-adjusted amortized cost of a designated pool of residential mortgages and the aggregate hedge-adjusted amortized cost of four specified purchased consumer loan pools. These pools of loans were designated as the underlying assets for the hedging relationships in which the hedged underlying asset's notional amounts were the amortized cost projected to be remaining at the end of the contractual term of the hedging instruments. The amount of the designated hedged items were $108.2 million and $113.1 million at June 30, 2026 and December 31, 2025, respectively. At June 30, 2026, the fair value of the derivatives recorded in other assets (an unrealized gain, receivable from derivative counterparties) resulted in a net asset position of $1.9 million, recorded by the Company as a component of other assets. The Company’s participation in fair value hedging transactions increased interest income by $150,000 and $543,000 in the six-month period ended June 30, 2026 and June 30, 2025, respectively. Details of the two loan hedging strategies, in place at June 30, 2026 are presented below:

a.
On April 7, 2023 the Bank entered into an amortizing swap transaction with an initial notional amount of $100.0 million whereby the Bank will receive the 3-month SOFR rate monthly, based on the notional amount of the swap contract at the beginning of each month until the swap transaction expires in 2035. The notional amount of the swap declines monthly according to a predetermined amortization schedule and was $63.2 million at June 30, 2026. The Bank will pay a fixed rate of 3.208% to the contract's counterparty throughout the life of the contract based on each month's beginning notional balance. The fair value of this swap contract was $1.8 million at June 30, 2026.

b.
On December 7, 2023, the Bank entered into five fixed-pay interest rate swap contracts with a total notional amount of $50.0 million, whereby the Bank will receive the 3-month rate SOFR monthly until the respective maturity dates of the contracts. The contracts expire in annual increments on December 1 of 2025 ($5.0 million, fixed rate of 4.463%), 2026 ($5.0 million, fixed rate of 4.136%), 2027 ($10.0 million, fixed rate of 3.973%), 2028 ($15.0 million, fixed rate of 3.887%), and 2029 ($15.0 million, fixed rate of 3.845%). The fair value of these swap contracts in aggregate was $87,000 (a receivable to the swap counterparty) at June 30, 2026.

The Company's hedging contracts accounted for as fair value hedges, increased the yield on investment securities and loans by 0.05% and 0.03%, respectively, in the six months ended June 30, 2026. The Company's hedging contracts accounted for as fair value hedges, increased the yield on investment securities and loans by 0.15% and 0.12%, respectively, in the six months ended June 30, 2025.

The following tables summarize the net effects of the Company's fair value and cash flow hedges for the six months ended June 30, 2026 and June 30, 2025, respectively:

	Fair Value Hedges for the six months ended June 30, 2026
(In thousands)	Average Notional Balance	Period Ending Notional Balance	Net Cash Received Recorded In Net Income	Fair Value Receivable at Period End
Investments	$68,605	$67,747	$209	$2,035
Loans	110,205	108,184	150	1,858
Total	$178,810	$175,931	$359	$3,893

	Fair Value Hedges for the six months ended June 30, 2025
(In thousands)	Average Notional Balance	Period Ending Notional Balance	Net Cash Received Recorded In Net Income	Fair Value Receivable at Period End
Investments	$78,683	$82,056	$623	$1,379
Loans	125,599	123,314	543	329
Total	$204,282	$205,370	$1,166	$1,708

	Cash Flow Hedges for the six months ended June 30, 2026
(In thousands)	Average Notional Balance	Period Ending Notional Balance	Net Cash Received Recorded In Net Income	Fair Value Receivable at Period End
Borrowed Funds	$-	$-	$120	$-

	Cash Flow Hedges for the six months ended June 30, 2025
(In thousands)	Average Notional Balance	Period Ending Notional Balance	Net Cash Received Recorded In Net Income	Fair Value Receivable at Period End
Borrowed Funds	$-	$-	$162	$-

On April 17, 2024 the Bank elected to settle its previously established cash flow hedges designated against $40.0 million of floating-rate liabilities. This election was made in response to planned reductions in the Bank’s future levels of floating rate brokered certificates of deposit. Due to increases in interest rates since the inception dates of the cash flow hedges, the Bank realized a cash basis gain of $766,000 on that date, recorded for financial statement purposes, as a deferred gain in other assets. Of this total gain, $458,000 was recognized as a reduction of interest expense in substantially equal monthly installments through April 30, 2026, consistent with the original maturity of the associated hedging contracts. The remaining $308,000 continues to be recognized as a reduction of interest expense in substantially equal monthly installments through April 30, 2027.

The amounts of hedge ineffectiveness, recognized at June 30, 2026 and December 31, 2025 for cash flow hedges were not material to the Company’s consolidated results of operations. A portion of, or the entire amount included in AOCI would be reclassified into current earnings should a portion of, or the entire hedge, no longer be considered effective. Management believes that the hedges will remain fully effective during the remaining term of the respective hedging contracts. The changes in the fair values of the interest rate hedging agreements primarily result from the effects of changing index interest rates and the reduction of the time each quarter between the measurement date and the contractual maturity date of the hedging instrument.

The Company manages its potential credit exposure on interest rate swap transactions by entering into bilateral credit support agreements with each contractual counterparty. These agreements require collateralization of credit exposures beyond specified minimum threshold amounts. Interest rate hedging agreements are entered into with counterparties that meet the Company's established credit standards and the agreements contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material at June 30, 2026.

Note 12: Accumulated Other Comprehensive (Loss) Income

Changes in the components of AOCI, net of tax, for the periods indicated are summarized in the tables below.

	For the three months ended June 30, 2026
(In thousands)	Net Unrealized Loss on Retirement Plans	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Total
Beginning balance	$(1,219)	$(5,590)	$94	$(6,715)
Other comprehensive loss before reclassifications	-	(375)	(32)	(407)
Amounts reclassified from AOCI	(1)	-	-	(1)
Ending balance	$(1,220)	$(5,965)	$62	$(7,123)

	For the three months ended June 30, 2025
(In thousands)	Net Unrealized Loss on Retirement Plans	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Total
Beginning balance	$(1,967)	$(6,801)	$336	$(8,432)
Other comprehensive loss before reclassifications	-	(391)	(60)	(451)
Amounts reclassified from AOCI	25	-	-	25
Ending balance	$(1,942)	$(7,192)	$276	$(8,858)

	For the six months ended June 30, 2026
(In thousands)	Net Unrealized Loss on Retirement Plans	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Total
Beginning balance	$(1,218)	$(4,303)	$154	$(5,367)
Other comprehensive loss before reclassifications	-	(1,662)	(92)	(1,754)
Amounts reclassified from AOCI	(2)	-	-	(2)
Ending balance	$(1,220)	$(5,965)	$62	$(7,123)

	For the six months ended June 30, 2025
(In thousands)	Net Unrealized Loss on Retirement Plans	Unrealized Loss on Available-for-Sale Securities	Unrealized Gain on Derivatives and Hedging Activities	Total
Beginning balance	$(1,992)	$(7,548)	$396	$(9,144)
Other comprehensive income (loss) before reclassifications	-	352	(120)	232
Amounts reclassified from AOCI	50	4	-	54
Ending balance	$(1,942)	$(7,192)	$276	$(8,858)

The following table presents the amounts reclassified out of each component of AOCI for the indicated periods:

		Amount Reclassified from AOCI [1]
(In thousands)		For the three months ended,		For the six months ended,
Details about AOCI [1] components	Affected Line Item in the Statement of Income	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Retirement plan items
Retirement plan net gains (losses) recognized in plan expenses [2]	Salaries and employee benefits	$1	$(34)	$2	$(67)
Tax effect	Provision for income taxes	-	9	-	17
	Net Income	$1	$(25)	$2	$(50)
Available-for-sale securities
Realized losses on sale of securities	Net realized losses on sales and redemptions of investment securities	$-	$-	$-	$(5)
Tax effect	Provision for income taxes	-	-	-	1
	Net Income	$-	$-	$-	$(4)

1 Amounts in parentheses indicate debits in net income.

2 These items are included in net periodic pension cost. See Note 5 for additional information.

Note 13: Noninterest Income

The Company has included the following table regarding the Company’s noninterest income for the periods presented.

	For the three months ended,		For the six months ended,
(In thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Service charges on deposit accounts
Insufficient funds fees	$218	$214	$433	$422
Deposit related fees	133	144	272	292
ATM fees	30	22	52	40
Total service charges on deposit accounts	381	380	757	754
Fee Income
Investment services revenue	-	37	-	138
ATM fees surcharge	68	66	128	139
Banking house rents collected	111	92	223	153
Total fee income	179	195	351	430
Card income
Debit card interchange fees	188	180	327	181
Merchant card fees	14	15	28	26
Total card income	202	195	355	207
Mortgage fee income and realized gains on sales of loans and foreclosed real estate
Loan servicing fees	68	97	157	198
Net gains on sales of loans and foreclosed real estate	95	83	281	148
Total mortgage fee income and realized gains on sale of loans and foreclosed real estate	163	180	438	346
Subtotal	925	950	1,901	1,737
Earnings and gains on bank owned life insurance	330	156	586	318
Net losses on sales and redemptions of investment securities	-	-	(5)	(8)
Net unrealized (losses) gains on marketable equity securities	(53)	420	23	638
Fair value adjustment to loans held-for-sale	-	(3,064)	(203)	(3,064)
Other miscellaneous income	22	20	49	58
Total noninterest income (loss)	$1,224	$(1,518)	$2,351	$(321)

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

Note 14: Leases

The Company has operating and finance leases for certain banking offices and land under noncancelable agreements. Our leases have remaining lease terms that vary from less than 1 year up to 27 years, some of which include options to extend the leases for various renewal periods. All options to renew are included in the current lease term when we believe it is reasonably certain that the renewal options will be exercised.

The components of lease expense are as follows:

	For the three months ended,		For the six months ended,
(In thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating lease cost	$39	$42	$78	$92
Finance lease cost	425	430	850	859
Total lease cost	$464	$472	$928	$951

Supplemental cash flow information related to leases was as follows:

	For the three months ended,		For the six months ended,
(In thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35	$38	$70	$84
Operating cash flows from finance leases	425	430	850	859
Financing cash flows from finance leases	116	111	232	222

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rate)	As of June 30, 2026	As of December 31, 2025
Operating Leases:
Operating lease right-of-use assets	$1,046	$1,098
Operating lease liabilities	1,259	1,304

Finance Leases:
Finance lease right-of-use assets	$15,489	$15,885
Finance lease liabilities	16,201	16,390

Weighted Average Remaining Lease Term:
Operating leases	18.10 years	18.11 years
Finance leases	20.54 years	21.02 years

Weighted Average Discount Rate:
Operating leases	4.03%	4.02%
Finance leases	6.02%	6.02%

As of June 30, 2026, future maturities of lease liabilities are as follows:

(In thousands)
Twelve Months Ending June 30,	Operating Leases	Finance Leases
2027	$94	$387
2028	82	406
2029	88	432
2030	84	457
2031	28	483
Thereafter	883	14,036
Total future maturities of lease liabilities	$1,259	$16,201

The Company owns certain properties that it leases to unaffiliated third parties at market rates. Lease rental income was $111,000 and $92,000 for the three months ended June 30, 2026 and 2025, respectively. Lease rental income was $223,000 and $153,000 for the six months ended June 30, 2026 and 2025, respectively. All rental agreements with lessees are accounted for as operating leases.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

General

The Company is a Maryland corporation headquartered in Oswego, New York. The Company is 100% owned by public shareholders. The primary business of the Company is its investment in the Bank, a New York State chartered commercial bank, which is 100% owned by the Company. The Bank has two wholly owned operating subsidiaries, PRMC and Whispering Oaks. All significant inter-company accounts and activity have been eliminated in consolidation.

At June 30, 2026, the Company and subsidiaries had total consolidated assets of $1.49 billion, total consolidated liabilities of $1.37 billion and shareholders' equity of $125.7 million.

The following discussion reviews the Company's financial condition at June 30, 2026 and the results of operations for the three and six month periods ended June 30, 2026 and 2025. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any other period.

The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2025 Annual Report filed with the SEC on March 30, 2026 (“the consolidated annual financial statements”) as of December 31, 2025 and 2024 and for the two years then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Item 2.

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained herein are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements concern the financial condition, results of operations, plans, objectives, future performance and business of the Company and its subsidiaries, including, but not limited to, the Bank.

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

Actual results may differ materially from those expressed or implied by the forward-looking statements as a result of numerous factors. Although it is not possible to identify all factors that may cause actual results to differ materially from those described in forward-looking statements, factors that may cause actual results to differ materially include, but are not limited to: (i) risks related to the real estate and economic environment, particularly in the market areas in which the Company and the Bank operate; (ii) fiscal and monetary policies of the U.S. Government; (iii) inflation; (iv) changes in prevailing interest rates; (v) changes in government regulations affecting financial institutions, including regulatory compliance costs and capital requirements; (vi) the risk that actual credit losses, borrower performance, collateral values, or loan migration patterns differ from management’s forward-looking estimates or assumptions; (vii) fluctuations in the adequacy of the ACL; (viii) decreases in deposit levels or changes in deposit mix that may necessitate increased borrowing to fund loans and investments; (ix) access to wholesale or other funding sources; (x) operational risks including, cybersecurity threats, fraud, model risk and natural disasters; (xi) credit risk management; (xii) political developments, wars or other hostilities that may disrupt financial markets or economic conditions; (xiii) volatility or adverse trends in the securities markets that could affect the value of the Company’s investment portfolio or broader financial conditions; (xiv) delays or incomplete resolution of regulatory matters or supervisory issues that could impact the Company’s planning or operations; (xv) the outcome of regulatory or legal investigations, proceedings or other matters that may arise from time to time; and (xvi) the risk that the Company may not be successful in the implementation of its business strategy.

Additional factors that could cause actual results to differ materially are described in other periodic filings with the SEC, which are available at the SEC’s website, www.sec.gov. While the Company believes it has identified and discussed the material risks affecting its business, there may be additional risks and uncertainties not currently known or considered immaterial that could affect the forward-looking statements made herein.

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

The most significant accounting policies followed by the Company are presented in Note 1 to the annual audited consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated quarterly financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the ACL, deferred income taxes, pension obligations, the evaluation of investment securities for credit losses, the estimation of fair values for accounting and disclosure purposes, and the evaluation of goodwill for impairment to be the accounting areas that require the most subjective and complex judgments. These areas could be the most subject to revision as new information becomes available.

The Company applies ASC 326, Financial Instruments—Credit Losses, to account for its ACL on loans in accordance with CECL methodology. The ACL on loans and unfunded commitments is a valuation allowance for management’s estimate of expected credit losses in the loan portfolio and commitments to extend credit. Determining the amount of the ACL requires significant judgment on the part of management and the use of estimates related to the amount and timing of expected future cash flows on individually evaluated loans, estimated losses on pools of homogeneous loans based on historical loss experience, as correlated to historical economic metrics and in consideration of current economic trends and conditions, and other qualitative factors, all of which may be susceptible to significant change.

The Company establishes a specific allowance for all troubled credits identified through both normal and targeted credit review processes. Loans recognized within the internal review are identified as being individually evaluated and excluded from collective pools. Individually evaluated loans are considered to have unique risk characteristics when their risk profile, repayment characteristics, or loss exposure are sufficiently distinct such that inclusion in a pooled evaluation would not appropriately reflect its expected credit loss. Factors that may result in such classification include, but are not limited to, borrower-specific financial stress or credit deterioration, nonaccrual status or sustained delinquency, bankruptcy, insolvency, or restructuring proceedings, reliance on a single or materially weakened source of repayment, material adverse changes in collateral value, condition, or marketability, collateral dependency, unique or non-standard loan structures or modifications, adverse changes in guarantor support, or other circumstances indicating the loan no longer shares similar risk characteristics with the pool. For individually evaluated loans, management measures credit losses using a DCF approach, collateral-dependent valuation techniques, observable market pricing (when available), or other methods permitted under ASC 326 that reasonably estimate expected credit losses based on the specific facts and circumstances of the loan. The selected methodology is applied consistently and is based on the specific facts and circumstances of each loan. At June 30, 2026, the Bank had 117 individually evaluated loans totaling $78.6 million. Each of these loans was evaluated using a collateral-dependent methodology. No individually evaluated loans were measured using the present value of expected future cash flows or another methodology permitted under ASC 326. For all other loans, the Company applies a collective evaluation methodology designed to estimate lifetime expected credit losses for pools of loans that share similar risk characteristics.

The Company utilizes the DCF method for its pooled segment calculation. The DCF method implements a probability of default and loss given default and loss exposure at default estimation. The probability of default and loss given default are applied to future cash flows that are adjusted to present value and these discounted expected losses become the ACL.

Management also considers Qualitative Factors that are likely to cause estimated credit losses with the Company’s existing portfolio to differ from historical loss experience, including but not limited to: national and local economic trends and conditions, levels and trends in delinquencies, non-accrual loans and classified assets, trends in volume, terms and concentrations of loans, changes in lending policies and procedures, quality of credit review function and administration, and changes in regulatory environment, management, markets and product offerings. On a quarterly basis, the Company assesses the magnitude of QF adjustments necessary to be applied to the quantitatively-derived ACL in order to incorporate forward-looking projections in its final evaluation of current expected credit losses.

In estimating the ACL on loans, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate. At June 30, 2026, the Bank held $544.6 million in commercial real estate and commercial & industrial loans (collectively, commercial loans) representing 61.3% of the Bank’s entire loan portfolio. The Bank allocated $21.5 million of the ACL to these commercial loans, which included a net qualitative adjustment that reduced the ACL by approximately $899,000 in the first half of 2026. Given the concentration of ACL allocation to the total commercial loan portfolio and the significant judgments made by management in deriving the qualitative loss factors, management considers the impact that changes in judgments could have on the ACL. The ACL could increase (or decrease) by approximately $225,000, assuming a 25% negative (or positive) change within the group of qualitative factors used to determine the ACL for commercial loans. The sensitivity and related range of impacts for various judgments on the ACL is a hypothetical analysis and is used to determine management’s judgments or assumptions of qualitative loss factors that were utilized at June 30, 2026 in the final recorded estimation of the ACL on loans recognized on the Statements of Financial Condition.

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

The Company’s effective tax rate typically differs from the 21% federal statutory tax rate due primarily to New York State income taxes, partially offset by tax-exempt income from specific types of investment securities and loans, BOLI, and to a much lesser degree, the utilization of low income housing tax credits. In addition, the tax effects of certain incentive stock option activity may reduce the Company’s effective tax rate on a sporadic basis.

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

The Company carries all of its AFS investments at fair value with any unrealized gains or losses reported, net of tax, as an adjustment to shareholders' equity and included in AOCI, except for the credit-related portion of debt securities’ credit losses securities which are charged to earnings. The Company's ability to fully realize the value of its investments in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization. In evaluating the debt securities portfolio, for both AFS and HTM securities for credit losses, management considers (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) if the present value of expected cash flows is insufficient to recover the entire amortized cost basis.

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

Recent Events

On June 29, 2026, the Company announced that its Board of Directors declared a cash dividend of $0.10 per share on the Company's voting common and non-voting common stock relating to the fiscal quarter ended June 30, 2026. The dividends were payable to all shareholders of record on July 17, 2026 and were paid on August 7, 2026.

Summary of 2026 Second Quarter Results

The Company recorded net income of $2.7 million, or $0.42 per diluted share, for the three months ended June 30, 2026, compared to $31,000, or less than $0.01 per diluted share, for the three months ended June 30, 2025. The increase in net income was primarily attributable to the absence of a $3.1 million pre-tax LOCOM adjustment recorded in the second quarter of 2025 related to the July 2025 sale of $9.3 million of nonperforming and classified loans associated with one local commercial relationship. The adjustment reduced second quarter 2025 earnings by $2.5 million after tax, or $0.40 per diluted share.

Net interest income before PCL decreased $278,000, or 2.6%, to $10.5 million for the three months ended June 30, 2026, as compared to the same period in 2025. This decrease was primarily the result of a decrease in interest and dividend income of $1.1 million, partially offset by a decrease in interest expense of $836,000.

Interest and dividend income declined $1.1 million to $18.1 million for the second quarter of 2026, as compared to the second quarter of 2025. This decrease was primarily driven by a $21.9 million decline in average interest-earning asset balances and an average yield decrease of 24 bps on all interest-earning assets. Average loan yields declined 16 bps due primarily to maturities and payoffs of higher-yielding loans and elevated nonperforming loan balances for which specific reserves were established as appropriate prior to the second quarter of 2026, while the average yield on taxable securities decreased 33 bps, reflecting lower average balances and a declining rate environment. Compared to the year-ago quarter, decreases in loan interest income, taxable securities income, and tax-exempt securities income of $536,000, $602,000, and $97,000, respectively, were partially offset by higher dividend income and income from federal funds sold and interest-earning deposits.

Interest expense decreased $836,000 to $7.5 million during the second quarter of 2026 compared to the prior-year quarter. The decrease was primarily attributable to a 22 bps decline in the average cost of total interest-bearing liabilities, including a 33 bps reduction in the average cost of interest-bearing deposits. These favorable changes were partially offset by a 7 bps increase in the average cost of borrowings, as well as a 218 bps increase in the average cost of subordinated debt that reset from fixed-rate to floating-rate interest after October 15, 2025.

NIM was 3.08% for the three months ended June 30, 2026, compared to 3.11% in the year-ago period. The decrease of 3 bps primarily reflected lower earning asset yields that more than offset the reduction in the cost of interest-bearing deposits and other liabilities.

PCL was a benefit of $155,000 in the second quarter of 2026, attributed to the level of average loans outstanding in the period and the risk-based reserve build undertaken in the second half of 2025 to absorb future loss resolution activity related to commercial IALs, resulting in a modest reserve release during the period. Provision expense was $1.2 million in the year-ago quarter. See the “Provision for Credit Losses” and “Loan and Asset Quality and Allowance for Credit Losses” sections of this Management’s Discussion and Analysis for further discussion.

Noninterest income was $1.2 million for the second quarter of 2026, compared to negative $1.5 million in the same period of 2025. The year-over-year increase primarily reflected the absence of the $3.1 million LOCOM adjustment on loans held for sale recognized during the second quarter of 2025.

Compared to the prior-year quarter, noninterest income for the second quarter of 2026 reflected increases of $174,000 in earnings and gains on BOLI, $12,000 in gains on sales of loans and foreclosed real estate, and modest increases in debit card interchange fees and service charges on deposit accounts. These increases were partially offset by a $29,000 decrease in loan servicing fees. Net unrealized gains on marketable equity securities, which include three limited partnership equity method investments, decreased $473,000 from the year-ago quarter, remaining a variable contributor to noninterest income.

Noninterest expense totaled $8.7 million in the second quarter of 2026, increasing $601,000, or 7.5%, from $8.1 million in the second quarter of 2025. Salaries and benefits expense increased compared to the year-ago quarter, reflecting higher staffing levels and increased compensation-related costs, partially offset by favorable non-operating items, including recoveries from medical claim refunds under the Company's self-insured health plan. The increase was also driven by higher building and occupancy, data processing, and other operating expenses.

Other expenses increased primarily due to higher employee travel, training, and professional development costs, as well as higher mortgage recording tax, liability insurance, and business development expenses. Year-over-year comparisons also reflect FDIC assessments, which were zero in the second quarter of 2025, due to modest over-accruals in prior periods. Normalized FDIC assessment accruals have been recorded since June 30, 2025, including $232,000 in the second quarter of 2026.

For the second quarter of 2026, annualized noninterest expense represented 2.39% of average assets, compared to 2.18% in the year-ago period. The efficiency ratio was 74.26% for the second quarter of 2026, compared to 65.66% in the year-ago period. As the Company continues to maintain well-controlled noninterest expenses, the efficiency ratio was elevated during the second quarter of 2026 due to reduced revenues, which the Company views as temporary. In addition, the absence of FDIC assessment expense in the second quarter of 2025, due to modest over-accruals in prior periods, contributed to a lower efficiency ratio in the year-ago quarter. The efficiency ratio, which is not a financial metric under GAAP, is a measure that the Company believes is helpful to understanding its level of noninterest expense as a percentage of total revenue.

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

	For the three months ended June 30,
	2026			2025
Unaudited	Average		Average Yield /	Average		Average Yield /
(In thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$899,975	$12,570	5.59%	$911,347	$13,106	5.75%
Taxable investment securities	420,211	5,007	4.77%	435,022	5,543	5.10%
Tax-exempt investment securities	33,088	368	4.45%	34,314	465	5.42%
Federal funds sold and interest-earning deposits	15,622	123	3.15%	10,070	68	2.70%
Total interest-earning assets	1,368,896	18,068	5.28%	1,390,753	19,182	5.52%
Noninterest-earning assets:
Other assets	120,721			118,280
Allowance for credit losses	(28,853)			(17,342)
Net unrealized losses on available-for-sale securities	(8,045)			(10,838)
Total assets	$1,452,719			$1,480,853
Interest-bearing liabilities:
NOW accounts	$123,208	$321	1.04%	$113,994	$356	1.25%
Money management accounts	8,471	2	0.09%	10,302	3	0.12%
MMDA accounts	319,863	2,168	2.71%	298,907	2,425	3.25%
Savings and club accounts	126,652	70	0.22%	129,736	82	0.25%
Time deposits	418,106	3,621	3.46%	489,490	4,452	3.64%
Subordinated debt	30,155	647	8.58%	30,173	483	6.40%
Borrowings	75,195	703	3.74%	61,803	567	3.67%
Total interest-bearing liabilities	1,101,650	7,532	2.73%	1,134,405	8,368	2.95%
Noninterest-bearing liabilities:
Demand deposits	196,289			192,186
Other liabilities	30,050			29,037
Total liabilities	1,327,989			1,355,628
Shareholders' equity	124,730			125,225
Total liabilities & shareholders' equity	$1,452,719			$1,480,853
Net interest income		$10,536			$10,814
Net interest rate spread			2.55%			2.57%
Net interest margin			3.08%			3.11%
Ratio of average interest-earning assets to average interest-bearing liabilities			124.26%			122.60%

	For the six months ended June 30,
	2026			2025
Unaudited	Average		Average Yield /	Average		Average Yield /
(In thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$901,047	$24,927	5.53%	$913,658	$26,778	5.86%
Taxable investment securities	398,829	9,655	4.84%	425,841	10,821	5.08%
Tax-exempt investment securities	33,279	703	4.22%	34,394	867	5.04%
Federal funds sold and interest-earning deposits	18,367	285	3.10%	11,497	157	2.73%
Total interest-earning assets	1,351,522	35,570	5.26%	1,385,390	38,623	5.58%
Noninterest-earning assets:
Other assets	120,620			116,590
Allowance for credit losses	(29,143)			(17,377)
Net unrealized losses on available-for-sale securities	(6,809)			(10,395)
Total assets	$1,436,190			$1,474,208
Interest-bearing liabilities:
NOW accounts	$124,217	$616	0.99%	$112,720	$654	1.16%
Money management accounts	8,789	4	0.09%	10,602	5	0.09%
MMDA accounts	309,268	4,144	2.68%	277,664	4,385	3.16%
Savings and club accounts	125,968	140	0.22%	129,752	163	0.25%
Time deposits	429,659	7,411	3.45%	494,200	9,056	3.66%
Subordinated debt	30,155	1,296	8.60%	30,149	958	6.36%
Borrowings	57,686	1,083	3.75%	66,165	1,177	3.56%
Total interest-bearing liabilities	1,085,742	14,694	2.71%	1,121,252	16,398	2.92%
Noninterest-bearing liabilities:
Demand deposits	195,147			199,123
Other liabilities	30,928			29,497
Total liabilities	1,311,817			1,349,872
Shareholders' equity	124,373			124,336
Total liabilities & shareholders' equity	$1,436,190			$1,474,208
Net interest income		$20,876			$22,225
Net interest rate spread			2.55%			2.66%
Net interest margin			3.09%			3.21%
Ratio of average interest-earning assets to average interest-bearing liabilities			124.48%			123.56%

Net interest income before PCL was $10.5 million for the second quarter of 2026, down $278,000, or 2.6%, from $10.8 million in the second quarter of 2025. NIM was 3.08% for the three months ended June 30, 2026, decreasing 3 bps from the year-ago quarter. The decrease of 3 bps primarily reflects lower earning asset yields that more than offset the reduction in the cost of interest-bearing deposits and other liabilities.

Total interest and dividend income decreased $1.1 million to $18.1 million from $19.2 million for the three months ended June 30, 2026 and 2025, respectively. The decrease in total interest income was primarily attributed to a $21.9 million decline in average earning asset balances and an average yield decrease of 24 bps on all interest-earning assets. Average loan yields decreased 16 bps from the year-ago period, driven by maturities and payoffs of higher-yielding loans and elevated nonperforming loans. A 33 bps decrease in taxable securities average yield reflected lower average taxable securities balances and a declining rate environment. Total average interest-earning assets declined $21.9 million to $1.37 billion for the second quarter of 2026, compared to $1.39 billion one year ago. The decrease from the second quarter of 2025 was driven by lower average balances of loans, taxable securities, and tax-exempt securities, which declined $11.4 million, $14.8 million, and $1.2 million, respectively, partially offset by a $5.5 million increase in average balances of federal funds sold and interest-earning deposits.

Total interest expense decreased $836,000 to $7.5 million from $8.4 million for the three months ended June 30, 2026 and 2025, respectively. The decrease was primarily attributed to a 22 bps decline in the average cost of total interest-bearing liabilities, which included a reduction of 33 bps in the average cost of interest-bearing deposits. This was partially offset by an increase of 7 bps in the average cost of borrowings, as well as 218 bps in the average cost of subordinated debt that reset from fixed-rate to floating-rate after October 15, 2025. Total average interest-bearing liabilities decreased $32.8 million from the same period one year ago. This decrease was driven by lower average balances of time deposits, savings deposits, and money market accounts, which declined $71.4 million, $3.1 million, and $1.8 million, respectively, partially offset by increases in average MMDA deposits, NOW deposits, and borrowings of $20.9 million, $9.2 million, and $13.4 million, respectively.

Net interest income before PCL was $20.9 million for the six months ended June 30, 2026, down $1.3 million, or 6.1%, when compared to the same six-month period of 2025. NIM was 3.09%, a decrease of 12 bps from 3.21%, for the six months ended June 30, 2026 and 2025, respectively. The decrease of 12 bps primarily reflects lower earning asset yields that more than offset the reduction in the cost of interest-bearing deposits and other liabilities.

Total interest and dividend income decreased $3.1 million to $35.6 million from $38.6 million for the six months ended June 30, 2026 and 2025, respectively. The decrease in total interest income was primarily attributed to a $33.9 million decline in average interest-earning asset balances and an average yield decrease of 32 bps on all interest-earning assets. Average loan yields decreased 33 bps when compared to the same period last year, driven by maturities and payoffs of higher-yielding loans and elevated nonperforming loans for which specific reserves were established as appropriate prior to the second quarter of 2026. A 24 bps decrease in taxable securities average yield reflected a decline in average taxable securities balances and a declining rate environment. Total average interest-earning assets decreased $33.9 million to $1.35 billion for the six months ended June 30, 2026, compared to $1.39 billion for the same period in 2025. The decrease was driven by lower average balances of taxable investment securities, loans, and tax-exempt investment securities, which declined $27.0 million, $12.6 million, and $1.1 million, respectively, partially offset by a $6.8 million increase in average federal funds sold and interest-earning deposits.

Total interest expense decreased $1.7 million to $14.7 million from $16.4 million for the six months ended June 30, 2026 and 2025, respectively. The decrease was primarily attributed to a 21 bps decline in the average cost of total interest-bearing liabilities, which included a reduction of 31 bps in the average cost of interest-bearing deposits. This was partially offset by an increase of 19 bps in the average cost of borrowings, as well as 224 bps in the average cost of subordinated debt that reset from fixed-rate to floating-rate after October 15, 2025. Total average interest-bearing liabilities decreased $35.5 million for the six months ended June 30, 2026, compared to the same period in 2025. The decrease was driven by lower average balances of time deposits, borrowings, savings deposits, and money market accounts of $64.5 million, $8.5 million, $3.8 million, and $1.8 million, respectively, partially offset by increases in average MMDA deposits and NOW deposits of $31.6 million and $11.5 million, respectively.

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

	Three months ended June 30,			Six months ended June 30,
	2026 vs. 2025			2026 vs. 2025
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
Unaudited			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Loans	$(162)	$(374)	$(536)	$(366)	$(1,485)	$(1,851)
Taxable investment securities	(185)	(351)	(536)	(668)	(498)	(1,166)
Tax-exempt investment securities	(16)	(81)	(97)	(27)	(137)	(164)
Interest-earning deposits	42	13	55	104	24	128
Total interest income	(321)	(793)	(1,114)	(957)	(2,096)	(3,053)
Interest Expense:
NOW accounts	27	(62)	(35)	63	(101)	(38)
Money management accounts	-	(1)	(1)	(1)	-	(1)
MMDA accounts	162	(419)	(257)	467	(708)	(241)
Savings and club accounts	(2)	(10)	(12)	(5)	(18)	(23)
Time deposits	(626)	(205)	(831)	(1,135)	(510)	(1,645)
Subordinated debt	-	164	164	-	338	338
Borrowings	125	11	136	(157)	63	(94)
Total interest expense	(314)	(522)	(836)	(768)	(936)	(1,704)
Net change in net interest income	$(7)	$(271)	$(278)	$(189)	$(1,160)	$(1,349)

Deposits

The Company’s deposit base is primarily drawn from eleven full-service branches and one motor bank in its market area. The deposit base consists of demand deposits, money management and money market deposit accounts, savings, and time deposits. Total deposits decreased by $9.6 million, or 0.8% from December 31, 2025. The decrease in deposits during the six months ended June 30, 2026, reflects intentional runoff of higher-cost brokered deposits and non-relationship time deposits, partially offset by growth in MMDA deposits and both interest- and noninterest-bearing demand deposits.

At June 30, 2026, 81.9% of the Company's deposit base of $1.17 billion consisted of core deposits. Core deposits, which exclude brokered deposits and certificates of deposit of $250,000 or more, are considered to be more stable and generally provide the Company with a lower cost of funds than time deposits of $250,000 or more. The Company will continue to emphasize retail and business core deposits in the future by providing depositors with a full range of deposit product offerings and will maintain its recent focus on deposit gathering within the Syracuse market.

A summary of deposits by category at June 30, 2026 and December 31, 2025 is as follows:

(In thousands)	June 30, 2026	December 31, 2025
Savings accounts	$124,090	$122,718
Time accounts	262,689	317,201
Time accounts in excess of $250,000	131,672	134,779
Money management accounts	8,078	9,539
MMDA accounts	303,701	285,564
Demand deposit interest-bearing	124,031	110,702
Demand deposit noninterest-bearing	213,563	196,377
Mortgage escrow funds	6,445	6,968
Total Deposits	$1,174,269	$1,183,848

In addition to deposits obtained from its business operations within its target market areas, the Bank also obtains brokered deposits through various programs administered by IntraFi Network and through other unaffiliated third-party financial institutions.

The following table sets forth our nonbrokered and brokered deposit activities at the dates indicated:

	June 30, 2026			December 31, 2025
(In thousands)	Nonbrokered	Brokered	Total	Nonbrokered	Brokered	Total
Savings accounts	$124,090	$-	$124,090	$122,718	$-	$122,718
Time accounts	193,710	68,979	262,689	220,288	96,913	317,201
Time accounts of $250,000 or more	131,672	-	131,672	134,779	-	134,779
Money management accounts	8,078	-	8,078	9,539	-	9,539
MMDA accounts	303,701	-	303,701	285,564	-	285,564
Demand deposit interest-bearing	112,031	12,000	124,031	105,702	5,000	110,702
Demand deposit noninterest-bearing	213,563	-	213,563	196,377	-	196,377
Mortgage escrow funds	6,445	-	6,445	6,968	-	6,968
Total Deposits	$1,093,290	$80,979	$1,174,269	$1,081,935	$101,913	$1,183,848

Provision for Credit Losses

We establish a PCL, which is charged to operations, at a level management believes is appropriate to absorb lifetime credit losses in the loan portfolio. In evaluating the level of the ACL, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The PCL represents management’s estimate of the amount necessary to maintain the ACL at an adequate level.

PCL was a benefit of $155,000 for the three month period ended June 30, 2026, as compared to a $1.2 million PCL expense for the three month period ended June 30, 2025. The provisioning in the second quarter of 2026 and 2025 reflects management’s determination of the appropriate level of additions to reserves, the composition of the loan portfolio, changes in quantifiable econometric data statistically correlated to historical charge-off rates, subjective qualitative assessments of changes in a broad array of factors including changes to underwriting criteria, loan staffing and local market conditions, and changes in the levels of delinquent and nonaccrual loans. The $1.4 million decrease in PCL for the second quarter of 2026, as compared to the same period in 2025, was primarily attributed to the level of average loans outstanding in the period and the risk-based reserve build undertaken in the second half of 2025 to absorb future loss resolution activity associated with commercial IALs, and continued improvement in asset quality metrics. The Bank's credit sensitive portfolios continue to be carefully monitored, and the Bank will consistently apply its loan classification and reserve building methodologies to the analysis of these portfolios. Please refer to the asset quality section below for a further discussion of asset quality as it relates to the ACL.

The Company measures delinquency based on the amount of past due loans (defined as loans equal to or greater than 30 days past due) as a percentage of total loans. The ratio of delinquent loans to total loans was 4.8% and 5.9% at June 30, 2026, and December 31, 2025, respectively. Delinquent loans (numerator) decreased $10.1 million from December 31, 2025 to June 30, 2026. Total loan balances (denominator) decreased $8.2 million from December 31, 2025 to June 30, 2026. The decrease in delinquent loans from December 31, 2025 to June 30, 2026 was driven by loans delinquent 30-59 days and loans delinquent 60-89 days, which decreased by $8.6 million and $9.7 million, respectively, partially offset by an increase of $8.2 million in loans delinquent 90 days and over.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, and net gains on sales of securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

Unaudited	For the three months ended,				For the six months ended,
(In thousands)	June 30, 2026	June 30, 2025	Change		June 30, 2026	June 30, 2025	Change
Service charges on deposit accounts	$381	$380	$1	0.3%	$757	$754	$3	0.4%
Earnings and gain on bank owned life insurance	330	156	174	111.5%	586	318	268	84.3%
Loan servicing fees	68	97	(29)	-29.9%	157	198	(41)	-20.7%
Debit card interchange fees	188	180	8	4.4%	327	181	146	80.7%
Other charges, commissions and fees	215	230	(15)	-6.5%	428	514	(86)	-16.7%
Noninterest income before gains and losses	1,182	1,043	139	13.3%	2,255	1,965	290	14.8%
Losses on sales and redemptions of investment securities	-	-	-	N/M	(5)	(8)	3	37.5%
Gains on sales of loans and foreclosed real estate	95	83	12	14.5%	281	148	133	89.9%
Fair value adjustment to loans held-for-sale	-	(3,064)	3,064	100.0%	(203)	(3,064)	2,861	93.4%
Net unrealized (losses) gains on marketable equity securities	(53)	420	(473)	-112.6%	23	638	(615)	-96.4%
Total noninterest income (loss)	$1,224	$(1,518)	$2,742	180.6%	$2,351	$(321)	$2,672	832.4%
N/M - Not meaningful

Noninterest income was $1.2 million for the second quarter of 2026, compared to negative $1.5 million in the same period of 2025. The year-over-year increase primarily reflected the absence of the $3.1 million LOCOM adjustment on loans held-for-sale recognized during the second quarter of 2025.

Compared to the year-ago period, second quarter 2026 noninterest income reflected increases of $174,000 in earnings and gains on BOLI, $8,000 in debit card interchange fees, and $1,000 in service charges on deposit accounts. In addition, compared to the year-ago period, second quarter 2026 noninterest income included an increase of $12,000 in gains on sales of loans and foreclosed real estate, as well as a decrease of $29,000 in loan servicing fees. Net unrealized gains on marketable equity securities, which include three limited partnership equity method investments, remained a variable contributor to noninterest income, decreasing $473,000 in the second quarter of 2026 from the year-ago period.

For the six months ended June 30, 2026, noninterest income was $2.4 million, compared to negative $321,000 in the same period of 2025. The year-over-year increase primarily reflected the absence of the $3.1 million LOCOM adjustment on loans held-for-sale recognized during the second quarter of 2025, partially offset by a $203,000 fair value adjustment recognized in the first quarter of 2026 on substandard loans transferred to held-for-sale status in the fourth quarter of 2025.

Changes in noninterest income during the first six months of 2026, compared to the same period in 2025, also reflected increases of $268,000 in earnings and gains on BOLI, $146,000 in debit card interchange fees, and $3,000 in service charges on deposit accounts. Noninterest income also included an increase of $133,000 in gains on sales of loans and foreclosed real estate and a $3,000 decrease in losses on sales and redemptions of investment securities, partially offset by a $41,000 decrease in loan servicing fees. Net unrealized gains on marketable equity securities, which include three limited partnership equity method investments, remained a variable contributor to noninterest income, decreasing $615,000 during the first six months of 2026 compared to the same period in 2025.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

Unaudited	For the three months ended,				For the six months ended,
(In thousands)	June 30, 2026	June 30, 2025	Change		June 30, 2026	June 30, 2025	Change
Salaries and employee benefits	$4,653	$4,525	$128	2.8%	$9,510	$8,975	$535	6.0%
Building and occupancy	1,380	1,230	150	12.2%	2,707	2,577	130	5.0%
Data processing	774	667	107	16.0%	1,507	1,333	174	13.1%
Professional and other services	628	778	(150)	-19.3%	1,308	1,384	(76)	-5.5%
Advertising	66	77	(11)	-14.3%	155	218	(63)	-28.9%
FDIC assessments	232	-	232	N/M	436	229	207	90.4%
Audits and exams	139	60	79	131.7%	279	174	105	60.3%
Amortization expense	157	157	-	0.0%	314	314	-	0.0%
Community service activities	1	28	(27)	-96.4%	22	39	(17)	-43.6%
Foreclosed real estate expenses	18	29	(11)	-37.9%	27	50	(23)	-46.0%
Other expenses	614	510	104	20.4%	1,089	1,201	(112)	-9.3%
Total noninterest expenses	$8,662	$8,061	$601	7.5%	$17,354	$16,494	$860	5.2%
N/M - Not meaningful

Noninterest expense totaled $8.7 million in the second quarter of 2026, increasing $601,000, or 7.5%, from $8.1 million in the second quarter of 2025.

Salaries and benefits expense was $4.7 million in the second quarter of 2026, increasing $128,000 from the year-ago quarter. The Company recorded moderate increases in salaries, stock-based compensation, and payroll taxes compared to both periods, with the year-over-year increase also reflecting higher staffing levels. These increases were offset by the favorable impact of several non-operating items, including recoveries from medical claim refunds under the Company's self-insured health plan in the second quarter of 2026.

Building and occupancy expense was $1.4 million in the second quarter of 2026, increasing $150,000 from the year-ago quarter. The increases reflected higher facility-related maintenance and repair expenses, including ATM servicing, branch maintenance and various property improvement activities. Data processing expense was $774,000 in the second quarter of 2026, increasing $107,000 from the year-ago period. The increases reflected higher costs primarily associated with data, ATM, and other technology maintenance costs.

Other expenses were $614,000 in the second quarter of 2026, increasing $104,000 from the year-ago quarter. The increases were primarily attributable to higher employee travel, training, and professional development expenses, as well as higher mortgage recording tax, liability insurance, and business development-related expenses. The year-over-year increase was also influenced by certain favorable accrual and expense reclassification adjustments recognized in the year-ago period. Total noninterest expense comparisons also reflect FDIC assessments, which were zero in the second quarter of 2025, due to modest over-accruals in prior periods. Normalized FDIC assessment accruals have been recorded since June 30, 2025, including $232,000 in the second quarter of 2026.

For the six months ended June 30, 2026, noninterest expense increased $860,000 to $17.4 million from $16.5 million for the same period in 2025. The drivers of the year-to-date increase were consistent with those described for the current quarter, including higher salaries and benefits expense of $535,000, building and occupancy expense of $130,000, and data processing expense of $174,000, partially offset by a $112,000 improvement in other expenses. Comparisons of total noninterest expense also reflected FDIC assessments, which were zero in the second quarter of 2025 due to modest over-accruals in prior periods, resulting in a $207,000 increase when comparing the first six months of 2026 to the same period in 2025.

Income Tax Expense

Income tax expense increased to $585,000 for the quarter ended June 30, 2026, as compared to $7,000 for the same three month period in 2025. The increase in income tax expense for the quarter ended June 30, 2026, as compared to the same quarter in 2025, was primarily driven by an increase of $3.2 million in income before taxes. The effective income tax rate decreased 40 bps to 18.0% for the three months ended June 30, 2026 as compared to 18.4% for the same three month period in 2025. The decrease in the tax rate in the second quarter of 2026, as compared to the same quarter in 2025, was primarily related to an increase in income and fluctuations in permanent tax differences.

Income tax expense increased $364,000 to $1.1 million for the six months ended June 30, 2026, as compared to $751,000 for the same six month period in 2025. The increase in income tax expense for the six months ended June 30, 2026, as compared to the same six month period in 2025, was primarily driven by an increase of $2.4 million in income before taxes. The effective income tax rate decreased 200 bps to 18.0% for the six months ended June 30, 2026 as compared to 20.0% for the same six month period in 2025. The decrease in the tax rate in the six months ended June 30, 2026, as compared to the same period in 2025, was primarily related to an increase in income and fluctuations in permanent tax differences.

The Company’s tax liability is a function of the 21% statutory federal tax rate, the level of pretax income, the varying effects of New York State income taxes, and is partially reduced by tax-exempt income from specific types of investment securities and loans, BOLI, and, to a much lesser degree, the utilization of historic and low income housing tax credits. In addition, the tax effects of certain incentive stock option activity may reduce the Company’s effective tax rate on a sporadic basis.

Earnings per Share

Basic and diluted earnings per Voting and Series A Non-Voting share were $0.42 per share for the second quarter of 2026, as compared to less than $0.01 per share for the same prior year period. The increase in EPS primarily reflected higher net income in the second quarter of 2026.

Basic and diluted earnings per Voting and Series A Non-Voting share were $0.80 per share for the six months ended June 30, 2026. Basic and diluted EPS were $0.48 and $0.47, respectively, for both Voting and Series A Non-Voting shares for the six month period ended June 30, 2025. The increase in EPS primarily reflected higher net income in the first six months of 2026.

Further information on EPS can be found in Note 3 of the unaudited consolidated financial statements of this Form 10-Q.

Changes in Financial Condition

Assets

Total assets increased $65.9 million, or 4.6%, to $1.49 billion at June 30, 2026 as compared to December 31, 2025. This increase primarily reflected growth in investment securities, partially offset by reductions in loans and cash and cash equivalents.

Total investment securities, including investment in FHLB-NY stock, totaled $490.7 million at June 30, 2026, an increase of $74.9 million, or 18.0%, from $415.7 million at December 31, 2025. The increase was primarily attributable to a $89.3 million increase in AFS securities, enabling the Company to generate incremental earnings while preserving the flexibility to use core deposits to fund future growth. In addition, investment securities increased due to an increase of $4.4 million in FHLB-NY stock and a $179,000 increase in marketable equity securities, partially offset by a $19.0 million decrease in HTM securities.

Loans, net of deferred fees, totaled $889.0 million at June 30, 2026, a decrease of $7.7 million, or 0.9%, from December 31, 2025. The decline was primarily driven by maturities, payoffs, and principal runoff of existing loans that exceeded new loan originations, particularly within consumer and residential portfolios, while commercial loan balances remained relatively stable. Consumer and residential loans totaled $345.2 million at June 30, 2026, decreasing $9.1 million, or 2.6%, from December 31, 2025. Commercial loans totaled $544.6 million at June 30, 2026, increasing $910,000, or 0.2%, from December 31, 2025.

Total cash and cash equivalents decreased $5.1 million, or 16.4%, to $26.1 million at June 30, 2026, as compared to December 31, 2025. This decrease in cash and cash equivalents was primarily attributable to the deployment of excess liquidity into investment securities during the period.

Liabilities

Total liabilities increased $62.6 million, or 4.8%, to $1.37 billion at June 30, 2026 as compared to December 31, 2025. This increase was primarily attributable to an increase in total borrowings, partially offset by a decrease in total deposits.

Total borrowings increased $75.3 million, or 129.7%, from $58.1 million at December 31, 2025 to $133.4 million at June 30, 2026. This increase was due to an $81.0 million increase in short-term borrowings from FHLB-NY and FRB-NY, partially offset by a $5.7 million decrease in long-term borrowings from FHLB-NY. Borrowings were utilized in the second quarter of 2026 to fund purchases of AFS securities at rates below those of wholesale funding alternatives, including brokered deposits.

Total deposits decreased $9.6 million, or 0.8%, to $1.17 billion at June 30, 2026 from December 31, 2025, as the Bank utilizes deliberate pricing and account management to facilitate intentional runoff of higher-cost brokered deposits and non-relationship time deposits. The change in deposits from the prior period reflects growth in MMDA deposits and both interest- and noninterest-bearing deposits, offset by decreases in other deposit categories including runoff of higher-cost time deposits.

Shareholders’ Equity

Shareholders' equity increased by $3.3 million, or 2.7%, from $122.5 million at December 31, 2025 to $125.7 million at June 30, 2026. This increase was primarily attributable to the Company’s recorded net income of $5.1 million, a $1.2 million increase in additional paid-in-capital, partially reduced by a decrease of $1.7 million in AOCI, and $1.3 million of declared dividends to shareholders during the six months ended June 30, 2026.

Capital

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its banking operations. This strong capital position serves to support growth and expansion activities while at the same time exceeding regulatory standards. At June 30, 2026, the Bank met the regulatory definition of a “well-capitalized” institution, i.e. a total risk-based capital ratio exceeding 10%, a Tier 1 risk-based capital ratio exceeding 8%, CET1 risk-based capital ratio exceeding 6.5%, and a Tier 1 capital to average assets ratio (known as the "leverage ratio") exceeding 5%.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of CET1 to RWA above the amount necessary to meet its minimum risk-based capital requirements. The buffer is separate from the capital ratios required under PCA standards. In order to avoid these restrictions, the capital conservation buffer effectively increases the minimum levels of the following capital to RWA ratios: (1) Total Capital, (2) Tier 1 Capital and (3) CET1. At June 30, 2026, the Bank exceeded all regulatory required minimum capital ratios, including the capital buffer requirements.

Pathfinder Bank’s capital amounts and ratios as of the indicated dates are presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be "Well-Capitalized" Under Prompt Corrective Provisions		Minimum For Capital Adequacy with Buffer
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2026
Total Capital (to risk-weighted assets)	$151,921	14.62%	$83,116	8.00%	$103,894	10.00%	$109,089	10.50%
Tier 1 Capital (to risk-weighted assets)	$138,753	13.36%	$62,337	6.00%	$83,116	8.00%	$88,310	8.50%
Common Equity Tier 1 (to risk-weighted assets)	$138,753	13.36%	$46,752	4.50%	$67,531	6.50%	$72,726	7.00%
Tier 1 Capital (to average assets)	$138,753	9.64%	$57,600	4.00%	$72,000	5.00%	$72,000	5.00%
As of December 31, 2025
Total Capital (to risk-weighted assets)	$146,559	14.72%	$79,646	8.00%	$99,558	10.00%	$104,535	10.50%
Tier 1 Capital (to risk-weighted assets)	$133,896	13.45%	$59,735	6.00%	$79,646	8.00%	$84,624	8.50%
Common Equity Tier 1 (to risk-weighted assets)	$133,896	13.45%	$44,801	4.50%	$64,712	6.50%	$69,690	7.00%
Tier 1 Capital (to average assets)	$133,896	9.41%	$56,927	4.00%	$71,159	5.00%	$71,159	5.00%

Non-GAAP Financial Measures

Regulation G, a rule adopted by the SEC, applies to certain SEC filings, including earnings releases, made by registered companies that contain “non-GAAP financial measures.” GAAP is generally accepted accounting principles in the United States of America. Under Regulation G, companies making public disclosures containing non-GAAP financial measures must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure (if a comparable GAAP measure exists) and a statement of the Company’s reasons for utilizing the non-GAAP financial measure as part of its financial disclosures. The SEC has exempted from the definition of “non-GAAP financial measures” certain commonly used financial measures that are not based on GAAP. When these exempted measures are included in public disclosures, supplemental information is not required. Financial institutions like the Company and its subsidiary bank are subject to an array of bank regulatory capital measures that are financial in nature but are not based on GAAP. The Company follows industry practice in disclosing its financial condition under these various regulatory capital measures, including period-end regulatory capital ratios for its subsidiary bank, in its periodic reports filed with the SEC. The Company provides, below, an explanation of the calculations, as supplemental information, for non-GAAP measures included in the consolidated annual financial statements. In addition, the Company provides a reconciliation of its subsidiary bank’s disclosed regulatory capital measures below.

	June 30,	December 31,
(Dollars in thousands)	2026	2025
Regulatory Capital Ratios (Bank only)
Total Capital (to risk-weighted assets)
Total equity (GAAP)	$141,734	$138,947
Goodwill	(5,056)	(5,056)
Intangible assets	(5,048)	(5,362)
Addback: Accumulated other comprehensive loss	7,123	5,367
Total Tier 1 Capital	$138,753	$133,896
Allowance for credit losses (subject to regulatory limits)	13,168	12,663
Total Tier 2 Capital	$13,168	$12,663
Total Tier 1 plus Tier 2 Capital (numerator)	$151,921	$146,559
Risk-weighted assets (denominator)	1,038,944	995,575
Total Capital to risk-weighted assets	14.62%	14.72%

Tier 1 Capital (to risk-weighted assets)
Total Tier 1 Capital (numerator)	$138,753	$133,896
Risk-weighted assets (denominator)	1,038,944	995,575
Total Tier 1 Capital to risk-weighted assets	13.36%	13.45%

Tier 1 Capital (to average assets)
Total Tier 1 Capital (numerator)	$138,753	$133,896
Total average assets	1,450,100	1,433,594
Goodwill	(5,056)	(5,056)
Intangible assets	(5,048)	(5,362)
Average adjusted assets (denominator)	$1,439,996	$1,423,176
Total Tier 1 Capital to adjusted assets	9.64%	9.41%

Common Equity Tier 1 (to risk-weighted assets)
Total Common Equity Tier 1 Capital (numerator)	$138,753	$133,896
Risk-weighted assets (denominator)	1,038,944	995,575
Total Common Equity Tier 1 to risk-weighted assets	13.36%	13.45%

	For the three months ended,		For the six months ended,
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2026	2025	2026	2025
Revenue, pre-tax, pre-provision net income, and efficiency ratio:
Net interest income	$10,536	$10,814	$20,876	$22,225
Total noninterest income (loss)	1,224	(1,518)	2,351	(321)
Net realized losses on sales and redemptions of investment securities	-	-	(5)	(8)
Gains on sales of loans and foreclosed real estate	95	83	281	148
Fair value adjustment to loans held-for-sale [1]	-	(3,064)	(203)	(3,064)
Revenue (non-GAAP) [1]	11,665	12,277	23,154	24,828
Total noninterest expense	8,662	8,061	17,354	16,494
Pre-tax, pre-provision net income (non-GAAP) [2]	$3,003	$4,216	$5,800	$8,334
Efficiency ratio (non-GAAP) [3]	74.26%	65.66%	74.95%	66.43%

1 Revenue equals net interest income plus total noninterest income less net realized gains or losses on sales and redemptions of investment securities, and sales of loans and foreclosed real estate.

2 Pre-tax, pre-provision net income equals revenue less total noninterest expense.

3 Efficiency ratio equals noninterest expense divided by revenue.

Loan and Asset Quality and Allowance for Credit Losses

The following table represents information concerning the aggregate amount of non-accrual loans at the indicated dates:

	June 30,	December 31,
(In thousands)	2026	2025
Nonaccrual loans:
Commercial and commercial real estate loans	$32,712	$24,616
Consumer	918	968
Residential mortgage loans	2,080	1,977
Total nonaccrual loans	35,710	27,561
Total nonperforming loans	35,710	27,561
Foreclosed real estate	137	137
Total nonperforming assets	$35,847	$27,698

Nonperforming loans to total loans	4.02%	3.07%
Nonperforming assets to total assets	2.40%	1.94%

Nonperforming assets include nonaccrual loans, and FRE.

As indicated in the table above, nonperforming assets at June 30 2026 were $35.8 million, and were $8.1 million greater than the $27.7 million reported at December 31, 2025. The increase from December 31, 2025 primarily reflected certain legacy loans associated with two commercial relationships that may have been less than 90 days delinquent but were identified as having unique risk characteristics through the Company’s 2025 portfolio review. Specific reserves for these exposures were established prior to 2026.

Fair values for FRE are initially recorded based on market value evaluations by third parties, less costs to sell (“initial cost basis”). On a prospective basis, residential FRE assets will be initially recorded at the lower of the net amount of loan receivable or the real estate’s fair value less costs to sell. Any write-downs required when the related loan receivable is exchanged for the underlying real estate collateral at the time of transfer to FRE are charged to the ACL. Values are derived from appraisals of underlying collateral or DCF analysis. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the initial cost basis for the FRE property.

The ACL on loans represents management’s estimate of the lifetime losses inherent in the loan portfolio as of the date of the statement of condition. The ACL was $26.9 million and $29.4 million at June 30, 2026 and December 31, 2025, respectively. The ratio of the ACL to total loans was 3.03% as of June 30, 2026, as compared to 3.28% at December 31, 2025 and 1.76% at June 30, 2025. The Company’s ACL fully absorbed second quarter 2026 net charge-offs of $1.9 million, with gross charge-offs partially offset by $298,000 in recoveries. The ACL increased by $10.8 million in the fourth quarter of 2025 as part of the previously disclosed risk-based reserve build for potential exposures to commercial credits identified as having unique risk characteristics through the comprehensive portfolio review completed last year. Management performs a quarterly evaluation of the ACL based on quantitative and qualitative factors and has determined that the current level of the ACL is adequate to absorb the losses in the loan portfolio as of June 30, 2026.

Loans purchased outside of the Bank’s general market area are subject to substantial pre-purchase due diligence. Homogenous pools of purchased loans are subject to pre-purchase analyses led by a team of the Bank’s senior executives and credit analysts. In each case, the Bank’s analytical processes consider the types of loans being evaluated, the underwriting criteria employed by the originating entity, the historical performance of such loans, especially in the most recent deeply recessionary period, the offered collateral enhancements and other credit loss mitigation factors offered by the seller and the capabilities and financial stability of the servicing entities involved. From a credit risk perspective, these loan pools also benefit from broad diversification, including wide geographic dispersion, the readily verifiable historical performance of similar loans issued by the originators, as well as the overall experience and skill of the underwriters and servicing entities involved as counterparties to the Bank in these transactions. The performance of all purchased loan pools is monitored regularly from detailed reports and remittance reconciliations provided at least monthly by the external servicing entities.

The projected credit losses related to purchased loan pools are evaluated prior to purchase and the performance of those loans against expectations are analyzed at least monthly. Over the life of the purchased loan pools, the ACL is adjusted, through the PCL, for expected loss experience, over the projected life of the loans. The expected credit loss experience is determined at the time of purchase and is modified, to the extent necessary, during the life of the purchased loan pools. The Bank does not initially increase the ACL on the purchase date of the loan pools.

At June 30, 2026 and December 31, 2025, the Company had $78.6 million and $89.4 million in loans, respectively, which were individually analyzed, having established specific reserves of $16.7 million and $18.1 million, respectively, on these loans. The $10.8 million decrease in specifically identified loans between these two dates primarily reflected the payoff of two commercial loan relationships totaling $7.6 million in the first six months of 2026.

Appraisals are obtained at the time a real estate secured loan is originated. For commercial real estate held as collateral, the property is generally inspected every two years.

Management has identified certain loans with potential credit profiles that may result in the borrowers not being able to comply with the current loan repayment terms and which may result in possible future identified loan reporting. Potential problem loans totaled $73.7 million at June 30, 2026, as compared to $77.2 million at December 31, 2025. Of these loans which have been internally classified as special mention, substandard, or doubtful, $68.6 million were individually evaluated for expected credit losses, while the remaining $5.1 million were collectively evaluated at June 30, 2026.

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

The Company's liquidity has been enhanced by its ability to borrow from FHLB-NY, whose competitive advance programs and lines of credit provide the Company with a safe, reliable, and convenient source of funds. A significant decrease in deposits in the future could result in the Company having to seek other sources of funds for liquidity purposes. Such sources could include, but are not limited to, additional borrowings, brokered deposits, negotiated time deposits, the sale of AFS investment securities, the sale of securitized loans, or the sale of whole loans. Such actions could result in higher interest expense and/or losses on the sale of securities or loans.

Through the first six months of 2026, as reflected in the Consolidated Statement of Cash Flows, the Company reported net cash inflow from operating activities of $2.1 million and net cash outflow of $72.4 million related to investing activities. Net cash outflows from investing activities were primarily attributable to $77.6 million of net investment securities activity and $413,000 related to premises and equipment, partially offset by $5.7 million of net loan activity. The Company reported net cash inflows from financing activities of $65.1 million, primarily due to a $75.3 million increase in net borrowings, partially offset by a $9.6 million decrease in net deposit balances, and an aggregate decrease of $572,000 in net cash from all other financing sources, including dividends paid to common voting and non-voting shareholders and warrant holders of $1.3 million.

Management monitors liquidity on a continuous basis through a broad range of internal programs and considers effective liquidity management to be one of its primary objectives. At June 30, 2026, deposits totaled $1.17 billion, of which a portion were nominally uninsured, as they were above the insurance limits established by the FDIC on that date. Of the nominally uninsured deposits at June 30, 2026, $82.2 million were insured through a long-standing reciprocal deposit program managed by a third-party entity. In addition, $122.0 million in municipal deposits are fully protected against principal loss through a collateral program whereby high-quality securities are placed with an independent custodian as collateral. At June 30, 2026, estimated uninsured deposits totaled $167.9 million, or 14.3% of total deposits, compared to $161.1 million, or 13.6% of total deposits, that were considered to be uninsured at December 31, 2025.

The Company has a number of existing credit facilities available to it. At June 30, 2026, total credit available under the existing lines of credit was approximately $284.4 million at FHLB-NY, FRB-NY, and two other correspondent banks. At June 30, 2026, the Company had $133.4 million of the available lines of credit utilized on its existing lines of credit with the remainder of $151.0 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of June 30, 2026, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

Off-Balance Sheet Arrangements

The Company is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. At June 30, 2026, the Company had $213.2 million in outstanding commitments to extend credit and standby letters of credit.

The Company's exposure to credit loss in the event of nonperformance related to off-balance sheet arrangements is proportional to the contractual amount of those instruments. Such financial instruments are recorded when they are funded. The Company records an ACL on off-balance sheet credit exposures, unless such commitments are unconditionally cancelable, through the PCL expense. The ACL on off-balance sheet credit exposures as of June 30, 2026 was $637,000 and is included in other liabilities on the Company's consolidated Statements of Condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information relating to this item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our CEO and our CFO (the Company’s principal executive officer and principal financial officer), management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. The term “disclosure controls and procedures,” under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our CEO and CFO concluded that our disclosure controls and procedures were effective as of that date.

We did not make any changes in internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

At June 30, 2026, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material and adverse effect on the financial condition or results of operations of the Company.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds, and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2026 through April 30, 2026	-	$-	-	74,292

May 1, 2026 through May 31, 2026	-	$-	-	74,292

June 1, 2026 through June 30, 2026	-	$-	-	74,292

(1)
On August 29, 2016, our Board of Directors authorized the repurchase of up to 217,692 shares of our common stock, or 5% of the Company’s shares outstanding as of that date.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the second quarter of 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 6. Exhibits

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

PATHFINDER BANCORP, INC.

(registrant)

August 13, 2026	/s/ James A. Dowd
James A. Dowd
President and Chief Executive Officer

August 13, 2026	/s/ Justin K. Bigham
Justin K. Bigham
Executive Vice President, Chief Financial Officer